Form 10-Q
period 1996-03-31
GRANGES INC
filed 1996-05-13
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ------------------

                                   FORM 10-Q

                                   (Mark One)

  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               ------------------

                         COMMISSION FILE NUMBER 1-9025

                                  GRANGES INC.
             (Exact name of registrant as specified in its charter)

                 Province of British Columbia  (Not Applicable)
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization Identification No.)

          Suite 3000, 370 Seventeenth Street, Denver, Colorado, 80202
              (Address of principal executive offices) (Zip Code)

                                 (303) 629-2450
              (Registrant's telephone number, including area code)

             2230 - 885 W. Georgia Street, Vancouver, B.C.  V6C 3E8
  (Former name, former address, and former fiscal year, if changed since last report)

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X      No
                                  -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   46,181,661
                                   ----------

         Common Shares, without par value, outstanding at April 5, 1996

                               ------------------

                                  GRANGES INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX

                                                                                                   PAGE
                                                                                                   ----
                                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        (i)       Consolidated Balance Sheets as at March 31, 1996 and December 31, 1995             3

        (ii)      Consolidated Statements of Earnings (Loss) for the three months ended March        4
                  31, 1996 and March 31, 1995

        (iii)     Consolidated Statement of Deficit for the three months ended March 31, 1996        4
                  and March 31, 1995
        (iv)      Consolidated Statements of Changes in Cash Resources for the three months          5
                  ended March 31, 1996 and March 31, 1995

        (v)       Notes to Consolidated Financial Statements                                         6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        8


                                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                           11

ITEM 2. CHANGES IN SECURITIES                                                                       11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                             11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         11

ITEM 5. OTHER INFORMATION                                                                           11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                            11

                                           SIGNATURES





     In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

                                  GRANGES INC.

CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31     DECEMBER 31
(US DOLLARS IN THOUSANDS)                                            1996            1995
- -----------------------------------------------------------------------------------------

                                                               (UNAUDITED)      (AUDITED)
                                                             ----------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                $      9,097    $     15,210
    Marketable securities                                              34             179
    Accounts receivable and other                                   3,443           1,432
    Inventories                                                    14,970          11,090
                                                             ----------------------------
                                                                   27,544          27,911

Investment in Zamora Gold Corp.                                     4,008           4,254
Property, plant and equipment                                      33,818          32,051
                                                             ----------------------------
                                                                   65,370          64,216
                                                             ============================


LIABILITIES
Current Liabilities
    Accounts payable and accrued liabilities                 $      9,123    $      6,239
                                                             ----------------------------
                                                                    9,123           6,239

Provisions for future reclamation and closure costs                 3,509           3,409
                                                             ----------------------------
                                                                   12,632           9,648
                                                             ----------------------------


SHAREHOLDERS' EQUITY
Common shares without par value  (Note 5)                          54,398          54,190
(Issued 1996- 46,181,661 shares; 1995 - 46,042,911 shares)
Retained earnings (deficit)                                          (557)          1,409
Currency translation adjustment                                    (1,103)         (1,031)
                                                             ----------------------------
                                                                   52,738          54,568
                                                             ----------------------------
                                                             $     65,370    $     64,216
                                                             ============================

Commitments and contingencies (Note 3)

                                  GRANGES INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)


(US DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED MARCH 31                               1996            1995
- ------------------------------------------------------------------------------

                                                          (UNAUDITED)

REVENUE                                           $      6,669    $     11,702
                                                  ----------------------------

EXPENSES
    Operating costs                                      5,616           8,812
    Depreciation, depletion and provision for
       future reclamation and mine closure               1,114             893
                                                  ----------------------------
                                                         6,730           9,705
                                                  ----------------------------
RESULTS OF MINING OPERATIONS                               (61)          1,997
                                                  ----------------------------


    Mineral exploration and property evaluation          1,121             977
    Corporate administrative                               616             531
    Interest income - net                                 (159)           (466)
    Other expense (income)                                 195            (138)
    Gain on sale of investments                           (141)           --
    Equity in loss of Zamora Gold Corp.                    320            --
                                                  ----------------------------
                                                         1,952             904
                                                  ----------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                     (2,013)          1,093

CURRENT INCOME TAXES (RECOVERY)                            (47)             43
                                                  ----------------------------
NET EARNINGS (LOSS)                               $     (1,966)   $      1,050
                                                  ============================

EARNINGS (LOSS) PER SHARE                         $      (0.04)   $       0.03
                                                  ============================

WEIGHTED AVERAGE SHARES OUTSTANDING                 46,108,515      34,178,750
                                                  ============================



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)

(US DOLLARS IN THOUSANDS)
THREE MONTHS ENDED MARCH 31                                     1996        1995
- --------------------------------------------------------------------------------

                                                                 (UNAUDITED)

RETAINED EARNINGS (DEFICIT), BEGINNING OF PERIOD (Note 3)   $  1,409    $(55,275)

NET EARNINGS (LOSS)                                           (1,966)      1,050
                                                            --------------------

DEFICIT, END OF PERIOD                                      $   (557)   $(54,225)
                                                            ====================

                                  GRANGES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CASH RESOURCES


(US DOLLARS IN THOUSANDS)
THREE MONTHS ENDED MARCH 31                                          1996        1995
- -------------------------------------------------------------------------------------

                                                                      (UNAUDITED)

OPERATING ACTIVITIES
Net earnings (loss)                                              $ (1,966)   $  1,050
Items not involving cash:
    Depreciation and depletion                                        964         779
    Provision for future reclamation and closure costs                156         125
    Gain on sale of investments                                      (141)       --
    Equity in loss of Zamora Gold Corp.                               320        --
                                                                 --------------------
                                                                     (667)      1,954

Currency translation adjustment                                      (345)        (70)
Change in working capital, excluding cash and cash equivalents     (2,861)      1,130
                                                                 --------------------
                                                                   (3,873)      3,014
                                                                 --------------------

INVESTING ACTIVITIES
Property, plant and equipment                                      (2,227)       (566)
Deferred stripping                                                   (505)     (1,682)
Proceeds from sale of investments                                     284        --
Option payments received                                             --            29
                                                                 --------------------
                                                                   (2,448)     (2,219)
                                                                 --------------------

FINANCING ACTIVITIES
Long-term debt repayments                                            --           (63)
Deferred amalgamation costs                                          --          (204)
Issue of share-purchase options                                       208          29
                                                                 --------------------
                                                                      208        (238)
                                                                 --------------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (6,113)        557

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     15,210      33,045
                                                                 --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  9,097    $ 33,602
                                                                 ====================

                                  GRANGES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US DOLLARS IN THOUSANDS UNLESS SPECIFIED OTHERWISE - UNAUDITED)
MARCH 31, 1996


1.   UNAUDITED INTERIM FINANCIAL INFORMATION

The consolidated financial statements of Granges Inc. for the three months ended March 31, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the interim financial information set forth herein have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.


2.   CHANGE IN REPORTING CURRENCY

The consolidated financial statements of the Company have historically been expressed in Canadian dollars. As a result of sales revenues and a significant portion of expenses being denominated in United States (U.S.) dollars, the sale of exploration properties in Canada, the increasing international focus of the Company's operating activities, and the Company's recent relocation to Denver, the U.S. dollar has become the principal currency of Granges' business. Accordingly, the U.S. dollar has been adopted as the reporting currency for the consolidated financial statements of the Company effective January 1, 1996. The comparative information for 1995 has been translated into U.S. dollars for the three months ended March 31, 1995, and at the December 31, 1995 year end at a rate of one U.S. dollar to Cdn. $1.3652.


3.   CONTINGENCIES AND COMMITMENTS

A) The Company is committed to payments under certain operating leases for mining equipment. Future payments under these leases in each of the next five years and in the aggregate are:


                 1996                                       $1,498
                 1997                                        1,998
                 1998                                        1,055
                 1999                                         --
                 2000                                         --
                                                            ------
                                                            $4,551
                                                            ======

Letters of credit totalling $2.8 million (1995-$3.5 million) have been provided as security under these mine equipment operating leases.

B) As part of its gold hedging program, the company has entered into agreements with major financial institutions to deliver gold. Realization under these agreements is dependent upon the ability of those financial institutions to perform in accordance with the terms of the agreements. As of March 31, 1996, the Company's consolidated hedging program consists of:

    (i) forward sales contracts totalling 53,000 ounces for deliveries up to November 28, 1997 at an average price of $403 per ounce;

    (ii) matching option contracts for 10,000 ounces of gold under which the company can require the financial institution to buy gold at $392 per ounce, while the financial institution can require the company to sell the same number of ounces at $465 per ounce. These options have various expiry dates during 1996 and result in no net cost to the company.


4.   CAPITAL REDUCTION

At the March 30, 1995 extraordinary meeting, the shareholders of Granges approved a special resolution to reduce the capital of the Company. Under this resolution, the share capital and contributed surplus were reduced by $52.5 million and $2.7 million, respectively, with a corresponding decrease to Granges' accumulated deficit of approximately $55.3 million. The effect of this capital reduction was to eliminate the consolidated accumulated deficit of Granges as of December 31, 1994, after giving effect to the estimated costs of the amalgamation. This deficit was caused primarily by prior write downs of mining assets.


5.   SUBSEQUENT EVENT

On April 25, 1996, a private placement of 9,699,800 Special Warrants was completed at a price of Cdn. $2.60 per unit for gross proceeds of Cdn. $25,219,480. Each Special Warrant is exercisable into one common share and one half of one common share purchase warrant of Granges for no additional consideration. Each whole common share purchase warrant is exercisable into one common share of Granges at a price of Cdn. $3.00 per share until October 31, 1997.

One hundred percent of the funds will be held in escrow until final qualification of the prospectus. If final qualification of the prospectus is not received within 90 days of the closing of the private placement, holders of the Special Warrants will be entitled to a return of their initial investment plus accrued interest.

                                  GRANGES INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the consolidated financial statements of Granges Inc. for the three months ended March 31, 1996 and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in Canada. The U.S. dollar has become the principal currency of Granges' business. Accordingly, the U.S. dollar has been adopted as the reporting currency for the consolidated financial statements of the company effective January 1, 1996 as described more fully in Note 1 to the consolidated financial statements.

A.   RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 VS. THREE MONTHS ENDED MARCH 31, 1995.

Net losses for the three months ended March 31, 1996 were $2.0 million compared to $1.1 million gain in 1995. The 1996 loss was primarily due to a significant decrease in gold production.

Revenues for the first three months of 1996 decreased $5.0 million, or 43 percent, from the same period in 1995. Revenue is generated solely from the Hycroft mine.

                                   1996      1995
                                 -------   -------
                                     (MILLIONS)
         Hycroft mine revenues   $   6.7   $  11.7
                                 =======   =======

The decrease in revenues was primarily due to lower gold and silver production partially offset by a favorable price variance . The gross realized price was $398 per ounce of gold in 1996 as compared to $385 in 1995.

                                   1996      1995
                                 -------   -------
                                     (OUNCES)
         Gold                     16,206    27,493
         Silver                   39,723   141,867

The decrease in gold production was the result of lower than normal recovery from a clay-rich ore section combined with delayed recovery from a significant volume of run-of-mine ore where solution application was held up until haulage roads could be re-routed off of the fresh ore. Mining in the clay-rich area is nearly complete and recent ore production has exhibited normal recovery. The recoverable ounces mined and placed on the leach pads during the first quarter of 1996 was 25,675 ounces compared to 25,034 ounces for the same period in 1995, again indicating normal leaching expectations for the later quarters.

Direct cash operating costs per ounce produced were $283 in 1996, compared to $256 in 1995. The increase in direct cash operating costs resulted from lower gold production.

Depreciation, depletion and provision for future reclamation and mine closure costs increased $0.2 million from 1995. There was no amortization of deferred striping for the quarter. Mineral exploration increased $0.1 million while corporate administrative expenditures increased $0.2 million. Interest income decreased 66 percent from 1995 reflecting the Company's lower average cash balances.

OUTLOOK

Gold production and mine operating costs at the Hycroft mine are expected to return to normal levels as mining in the clay-rich area is completed, and the year's production is estimated at 95,000 ounces. Exploration, corporate administrative and other costs are expected to remain at current levels.

Management's outlook for the future growth of Granges is through the acquisition of additional precious metals reserves, primarily in the form of producing or near-production properties, as well as through the exploration efforts of the company. Granges is actively searching for acquisition targets in North and South America. On February 29, 1996, the Company entered into a Letter of Intent to enter into an Option Agreement with L.B. Mining Company to acquire the Guariche gold project in southeastern Venezuela. Subject to due diligence and the Company satisfying itself that, during the four-month option period, the project contains 500,000 ounces of proven and probable reserves, the Company will acquire the property for $15 million of which $5 million is payable in Granges shares and the balance in cash. Depending on when additional proven and probable mineable gold reserves are discovered, any additional proven and probable reserves above the 500,000 ounces will cost $30 per ounce or attract a 7.5 percent net smelter royalty. The expenditure commitment is $600,000 during the option period, an additional $1.0 million within the first 12-month period after the property is acquired, and a further $1.0 million within the following 12-month period.

B.   LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash balance as of March 31, 1996 was $9.1 million, a decrease of $6.1 million from December 31, 1995. The decrease is primarily the result of inventory increases of $3.9 million, Brimstone pre-production stripping of $0.3 million, property, plant and equipment additions of $1.9, and deferred stripping costs of $0.5 million, while the sale of marketable securities and exercise of share purchase options generated $0.5 million.

During the first three months of 1996 the Company, through its subsidiary, arranged a secured stand-by credit facility. The facility is available for drawdown until December 31, 1996, in dollars or as a gold loan, to a maximum of $13.0 million or the gold ounce equivalent thereof (not to exceed 35,000 ounces). Drawdowns under the facility bear interest at LIBOR plus 1.60 percent for dollar loans and gold lease rates plus 1.60 percent for gold loans. The loan is repayable in seven semi-annual instalments commencing the earlier of 12 months after the first drawdown or June 30, 1997. In the event the Company generates cash surpluses after debt service, it is required to make annual mandatory prepayments equal to 25 percent of excess cash flow, up to a maximum of $2.5 million annually and 5.0 million in aggregate.

In addition to the loan facility, the Company has also arranged a hedging facility for up to 275,000 ounces of gold for deliveries up to the year 2001. Both the hedging and credit facilities are secured by the assets at the Hycroft mine and parent company guarantee.

Subsequent to March 31, 1996, the Company completed a private placement for gross proceeds of Canadian $25 million as described more fully in Note 3 to the consolidated financial statements.

C.   RECLAMATION AND ENVIRONMENTAL

As reported in the Company's Form 10-K for 1995, the Nevada Department of Environmental Protection (NDEP) and the Nevada Bureau of Land management (BLM) were notified of Granges' intent to begin mining the private lands associated with the Brimstone deposit. The NDEP Bureau of Mining Regulation and Reclamation has granted their approval for this action. Pre-stripping of the Brimstone deposit commenced in February 1996.

During the first three months of 1996, there were no material environmental incidents or non-compliance with any applicable environmental regulations.

                                  GRANGES INC.
                          PART II - OTHER INFORMATION

- --------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         11   Statement re: computation of per share earnings.

         27   Financial Data Schedule

    (b)  Reports on Form 8-K

         (i) The Company has filed a report on Form 8-K dated January 10, 1996 which reported under Item 5 (Other Events) the appointment of A.J. Ali as Chief Financial Officer of the Registrant, the resignation of Janis D. Busse as General Counsel and Corporate Secretary and the appointment of Nancy A. Larson as Corporate Secretary of the Registrant, and the move of the Company's head office to Denver, Colorado.

         (ii) The Company has filed a report on Form 8-K dated February 19, 1996 which reported under Item 5 (Other Events) on the ruling of the arbitrator in the arbitration involving the Registrant, its subsidiaries Hycroft Resources & Development Corporation and Hycroft Lewis Mine, Inc. and Frank W. Lewis and F.W. Lewis, Inc.

         (iii) The Company has filed a report on Form 8-K dated February 28, 1996 which reported under Item 5 (Other Events) assay results from three recently completed drill holes at the Gold Bar project and the letter agreement dated February 29, 1996 between the Registrant and L.B. Mining Company relating to the proposed option agreement to acquire the Guariche gold property in Venezuela.

         (iv) The Company has filed a report on Form 8-K dated March 13, 1996 reporting under Item 5 (Other Events) its 1995 year end results.

                                  GRANGES INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GRANGES INC.
                                        (Registrant)




Date: May 13, 1996                      By: signed "Michael B. Richings"
                                            -----------------------------------
                                            Michael B. Richings
                                            President and Chief Executive
                                            Officer




Date: May 13, 1996                      By: signed "A.J. Ali"
                                            -----------------------------------
                                            A.J. Ali
                                            Vice President Finance and Chief
                                            Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.                DESCRIPTION
- -------              -----------
 11           Statement re: computation of per share earnings.

 27           Financial Data Schedule