Form 10-Q
period 1996-06-30
GRANGES INC
filed 1996-08-14
CIK 783324

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                             -------------------

                                  FORM 10-Q

                                 (Mark One)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     OR


/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                             -------------------

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

                               Not Applicable
   (Former name, former address, and former fiscal year, if changed since last report)



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

                                 55,881,461
                                 ----------

        Common Shares, without par value, outstanding at July 10, 1996



                             ------------------

                                GRANGES INC.
                                  FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX

                                                                                     PAGE
                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         (i) Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995     3

         (ii) Consolidated Statements of Earnings (Loss) for the six months ended      4
         June 30, 1996 and June 30, 1995

         (iii) Consolidated Statement of Deficit for the six months ended June 30,     4
         1996 and June 30, 1995

         (iv) Consolidated Statements of Changes in Cash Resources for the six         5
         months ended June 30, 1996 and June 30, 1995

         (v) Notes to Consolidated Financial Statements                                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                     9

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                            13

ITEM 2.  CHANGES IN SECURITIES                                                        13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                              13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          13

ITEM 5.  OTHER INFORMATION                                                            14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                             14

                                  SIGNATURES


In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

GRANGES INC.
CONSOLIDATED BALANCE SHEETS


                                                        June 30     December 31
(U.S. Dollars in Thousands)                                1996            1995
- -------------------------------------------------------------------------------
                                                        (Unaudited) (Audited)
ASSETS
Current Assets
 Cash and cash equivalents                                   $ 3,650  $ 15,210
 Funds held in escrow, special warrants (Note 5)              18,496         0
 Marketable securities                                             4       179
 Accounts receivable and other                                 3,794     1,432
 Inventories                                                  16,680    11,090
                                                             -------  --------
                                                              42,624    27,911

Investment in Zamora Gold Corp.                                3,563     4,254
Property, plant and equipment, net                            39,831    32,051
                                                              ------  --------
                                                              86,018    64,216
                                                              ======  ========
LIABILITIES
Current Liabilities
 Accounts payable and accrued liabilities                    $14,111  $  6,239
                                                             -------  --------
                                                              14,111     6,239

Provisions for future reclamation and closure costs            3,699     3,409
                                                            --------  --------
                                                              17,810     9,648
                                                            --------  --------

SHAREHOLDERS' EQUITY
Common shares without par value                               54,398    54,190
(Issued 1996- 46,181,661 shares; 1995 - 46,042,911 shares)
Special warrants (Note 5)                                     18,505         0
Retained earnings (deficit)                                   (3,488)    1,409
Currency translation adjustment                               (1,207)   (1,031)
                                                            --------  --------
                                                              68,208    54,568
                                                            --------  --------
                                                            $ 86,018  $ 64,216
                                                            ========  ========





Commitments and contingencies (Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

GRANGES INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

                                                       Three Months Ended             Six Months Ended
                                                           June 30                         June 30
(U.S. Dollars in Thousands, Except Per Share Data)   1996            1995            1996          1995
- ------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
REVENUE                                        $     9,739     $    10,026     $    16,408     $    21,728
                                               -----------     -----------     -----------     -----------
EXPENSES
 Operating costs                                     8,189           8,453          13,805          17,265
 Depreciation, depletion and provision for
    future reclamation and closure costs             1,159             944           2,273           1,837
 Amortization of deferred stripping                  2,121              29           2,121              29
                                               -----------     -----------     -----------     -----------
                                                    11,469           9,426          18,199          19,131
                                               -----------     -----------     -----------     -----------
RESULTS OF MINING OPERATIONS                        (1,730)            600          (1,791)          2,597
                                               -----------     -----------     -----------     -----------
 Mineral exploration and property evaluation           765             702           1,886           1,615
 Corporate administrative                              503             502           1,119           1,033
 Interest income - net                                (221)           (474)           (380)           (940)
 Other expense (income)                                 (2)            377             196             303
 Gain on sale of investments                          (157)           (810)           (298)           (810)
 Equity in loss of Zamora Gold Corp.                   374               0             691               0
                                               -----------     -----------     -----------     -----------
                                                     1,262             297           3,214           1,201
                                               -----------     -----------     -----------     -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                 (2,992)            303          (5,005)          1,396
CURRENT INCOME TAXES (RECOVERY)                        (61)            143            (108)            186
                                               -----------     -----------     -----------     -----------
NET EARNINGS (LOSS)                            $    (2,931)    $       160     $    (4,897)    $     1,210
                                               ===========     ===========     ===========     ===========
EARNINGS (LOSS) PER SHARE                      $     (0.06)    $      0.00     $     (0.11)    $      0.03
                                               ===========     ===========     ===========     ===========
WEIGHTED AVERAGE SHARES
 OUTSTANDING                                    46,181,661      41,946,876      46,145,088      38,085,045
                                               ===========     ===========     ===========     ===========



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)

                                                           Six Months Ended
                                                               June 30
(U.S. Dollars in Thousands, Except Per Share Data)           1996    1995
- ------------------------------------------------------------------------------
                                                              (Unaudited)
RETAINED EARNINGS (DEFICIT), BEGINNING OF PERIOD (Note 4)  $ 1,409  $(55,275)
NET EARNINGS (LOSS)                                         (4,897)    1,210
                                                           -------  --------
DEFICIT, END OF PERIOD                                     $(3,488) $(54,065)
                                                           =======  ========


The accompanying notes are an integral part of these consolidated financial statements.

GRANGES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CASH RESOURCES

                                                              Six Months Ended
                                                                  June 30
(U.S. Dollars in Thousands)                                   1996        1995
- -------------------------------------------------------------------------------
                                                                (Unaudited)
OPERATING ACTIVITIES
Net earnings (loss)                                        $(4,897)   $ 1,210
Items not involving cash:
 Depreciation, depletion and amortization                    4,104      1,629
 Provision for future reclamation and closure costs            290        260
 Gain on sale of investments                                  (298)      (810)
 Equity in loss of Zamora Gold Corp.                           691          0
                                                           -------    -------
                                                              (110)     2,289
Currency translation adjustment                               (176)      (108)
Change in working capital,
 excluding cash, cash equivalents and funds held in escrow     (80)    (8,914)
                                                           -------    -------
                                                              (366)    (6,733)
                                                           -------    -------
INVESTING ACTIVITIES
Property, plant and equipment                              (11,372)    (1,036)
Deferred stripping                                            (512)    (2,687)
Proceeds from sale of investments                              473        872
Option payments received                                         0         29
                                                           -------    -------
                                                           (11,411)    (2,822)
                                                           -------    -------
FINANCING ACTIVITIES
Long-term debt repayments                                        0       (134)
Deferred amalgamation costs                                      0     (1,209)
Issue of share-purchase options                                208         96
Issue of special warrants (Note 5)                          18,505          0
                                                           -------    -------
                                                            18,713     (1,247)
                                                           -------    -------
INCREASE (DECREASE) IN CASH,
 CASH EQUIVALENTS AND FUNDS HELD IN ESCROW                   6,936    (10,802)
CASH, CASH EQUIVALENTS AND
 FUNDS HELD IN ESCROW, BEGINNING OF PERIOD                  15,210     33,046
                                                           -------    -------


CASH, CASH EQUIVALENTS AND
 FUNDS HELD IN ESCROW, END OF PERIOD                       $22,146    $22,244
                                                           =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

GRANGES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS UNLESS SPECIFIED OTHERWISE - UNAUDITED)
JUNE 30, 1996

1. UNAUDITED INTERIM FINANCIAL INFORMATION

The consolidated financial statements of Granges Inc. (the "Company") for the six months ended June 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the interim financial information set forth herein have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

2. CHANGE IN REPORTING CURRENCY

The consolidated financial statements of the Company have been historically expressed in Canadian (Cdn) dollars. As a result of sales revenues and a significant portion of expenses being denominated in United States (U.S.) dollars, the sale of exploration properties in Canada, the increasing international focus of the Company's operating activities, and the Company's recent relocation to Denver, the U.S. dollar has become the principal currency of Granges' business. Accordingly, the U.S. dollar has been adopted as the reporting currency for the consolidated financial statements of the Company effective January 1, 1996. The comparative information for 1995 has been translated into U.S. dollars for the six months ended June 30, 1995 and at the December 31, 1995 year end at a rate of one U.S. dollar to Cdn$1.3652.

3. COMMITMENTS AND CONTINGENCIES

A) The Company is committed to payments under certain operating leases for mining equipment. Future payments under these leases in each of the next five years and in the aggregate are as follows:


  1996                          $  999
  1997                           1,998
  1998                           1,055
  1999                              --
  2000                              --
                                ------
                                $4,052
                                ======


Letters of credit totalling $2.8 million (1995-$3.5 million) have been provided as security under these mine equipment operating leases.

B) As part of its gold hedging program, the Company has entered into agreements with major financial institutions to deliver gold. Realization under these agreements is dependent upon the ability of those financial institutions to perform in accordance with the terms of the agreements. As of June 30, 1996, the Company's consolidated hedging program consisted of the following:

   (i) forward sales contracts totalling 50,000 ounces for deliveries up to November 28, 1997 at an average price of $403 per ounce;

   (ii) matching option contracts for 1,000 ounces of gold under which the Company can require the financial institution to buy gold at $392 per ounce, while the financial institution can require the Company to sell the same number of ounces at $465 per ounce. These options expire on July 31, 1996 and result in no net cost to the Company.

4. CAPITAL REDUCTION

At the March 30, 1995 extraordinary meeting, the shareholders of Granges approved a special resolution to reduce the capital of the Company. Under this resolution, the share capital and contributed surplus were reduced by $52.5 million and $2.7 million, respectively, with a corresponding decrease to Granges' accumulated deficit of approximately $55.3 million. The effect of this capital reduction was to eliminate the consolidated accumulated deficit of Granges as of December 31, 1994 after giving effect to the estimated costs of the May 1, 1995 amalgamation of Granges Inc. and Hycroft Resources and Development, Inc. This deficit was caused primarily by prior write downs of mining assets.

5. SPECIAL WARRANTS

On April 25, 1996, a private placement of 9,699,800 Special Warrants was completed at a price of Cdn$2.60 per unit for gross proceeds of Cdn$25,219,480 (US$18,505,367). Each special warrant is exercisable into one common share and one half of one common share purchase warrant of Granges for no additional consideration. Each whole common share purchase warrant is exercisable into one common share of Granges at a price of Cdn$3.00 per share until October 31, 1997.

On July 3, 1996, Granges filed a final short form prospectus with the securities commissions in British Columbia and Ontario relating to the private placement. The funds held in escrow were released to Granges on July 8, 1996. Net proceeds received were Cdn$24,044,730 (US$17,548,336). The net proceeds received will be used to fund the cash payments due upon exercise of the Guariche option and exploration on the Guariche properties if the option is exercised, to develop the Brimstone project at the Company's Hycroft Mine, and to explore the Company's mineral properties in Nevada and Peru. Any remaining net proceeds, including unused proceeds if the Guariche option is not exercised, will be used for general corporate purposes including ongoing exploration and development expenditures and acquisition opportunities as they arise.

On July 10, 1996, all of the 9,699,800 outstanding special warrants were exercised, and 9,699,800 common shares in the capital of the Company and 4,849,900 common share purchase warrants were issued to the holders of the special warrants.

6. SUBSEQUENT EVENT - AMALGAMATION

On July 31, 1996, the boards of directors of Granges Inc. ("Granges") and Da Capo Resources Ltd. ("Da Capo") unanimously approved the amalgamation of the two companies to form a new gold mining company ("Amalco"), subject to shareholder, court, and regulatory approval; entering into a definitive amalgamation agreement; and satisfactory completion of due diligence by Granges and Da Capo by August 6, 1996.

Under the terms of the agreement, each holder of Granges shares will be entitled to one Amalco share for each Granges share, and each holder of Da Capo shares will be entitled to two Amalco shares for each

Da Capo share. The amalgamated company will be owned 66.25 percent by Granges shareholders and 33.75 percent by Da Capo shareholders on a fully diluted basis.

                                 GRANGES INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the consolidated financial statements of Granges Inc. (the "Company") for the six months ended June 30, 1996 and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in Canada. The U.S. dollar has become the principal currency of Granges' business. Accordingly, the U.S. dollar has been adopted as the reporting currency for the consolidated financial statements of the Company effective January 1, 1996 as described more fully in
Note 2 to the consolidated financial statements.

A. RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1995

The net loss for the three months ended June 30, 1996 was $2.9 million compared to net earnings of $0.2 million for the same period in 1995. The current quarter's loss included amortization of deferred stripping of $2.1 million as
compared to $29,000 in the previous year.   The net loss for the second quarter
1996 included a gain on the sale of marketable securities of $0.2 million, while during the same period in 1995, net earnings included a gain on the sale of marketable securities of $0.8 million.

Revenues for the second quarter of 1996 of $9.7 million decreased $0.3 million, or three percent, from the same period in 1995. Revenue is generated solely from the Hycroft mine. The decrease in revenues was due to a slight decrease in production, while gold prices for the two periods were steady. The 1996 gross realized price was unchanged from 1995 at $391 per ounce of gold.



                                       1996      1995
                                       ----      ----
                                          (Ounces)
 Gold                                23,429    23,867
 Silver                             110,710   157,244



Gold production during the second quarter of 1996 returned to normal levels and was within 438 ounces, or two percent, from the same period in 1995. Ore production was 16 percent greater at 40,332 recoverable ounces mined and placed on the leach pads during the second quarter of 1996 as compared to 34,720 for the same period in 1995. This bodes well for gold leaching and production for the ensuing quarters.

Operating costs for the three months ended June 30, 1996 decreased $0.3 million, or three percent, from the second quarter of 1995.

                                       1996      1995
                                       ----      ----
                                         (Millions)
  Hycroft mine                         $8.2      $8.5
                                       ====      ====



The decrease in operating costs was attributable to an increase in the use of lower cost, uncrushed run-of-mine material in the tonnage processed (71 percent of tons processed compared to 57 percent in 1995), partially offset by higher than normal maintenance costs for major repairs in recent months. Direct cash operating costs per ounce were $290 in the second quarter of 1996, compared to $293 for the same period in 1995.

Depreciation, depletion and provision for future reclamation and mine closure costs increased $0.2 million from 1995. Amortization of deferred stripping for the quarter was $2.1 million. The actual strip ratio of 0.9:1 was below the Central Fault average of 1.8:1, causing the amortization of previously capitalized deferred stripping in the current quarter. A nominal amount of deferred stripping was amortized in the same period of 1995. Mineral exploration increased $63,000, while corporate administrative expenditures were unchanged. Interest income decreased 53 percent from 1995 reflecting the Company's lower average cash balances.

SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED JUNE 30, 1995

The net loss for the six months ended June 30, 1996 was $4.9 million compared to net earnings of $1.2 million in the same period of 1995. The 1996 loss was primarily due to a significant decrease in gold production during the first quarter together with the amortization of deferred stripping in the second quarter.

Revenue for the six months ended June 30, 1996 of $16.4 million decreased $5.3 million, or 24 percent, from the same period in 1995. The decrease in revenues was primarily due to lower gold and silver production in the first quarter, which was partially offset by a favorable price variance. The gross realized price was $394 per ounce of gold for the first six months of 1996 as compared to $388 for the same period in 1995.




                                       1996      1995
                                       ----      ----
                                          (Ounces)

 Gold                                39,635    51,360
 Silver                             150,433   299,111


The decrease in gold production in the first quarter was attributable to lower than normal recovery from a clay-rich ore section combined with delayed recovery from a significant volume of run-of-mine ore where solution application was held up until haulage roads could be re-routed off of the fresh ore. Mining in the clay-rich area was completed in the second quarter of 1996, and recent ore production has exhibited normal recovery. During the first six months of the current year, 66,007 recoverable ounces were mined and placed on the leach pads, compared to 59,754 ounces for the same period in 1995, again indicating normal leaching expectations for the later quarters.

Direct cash operating costs per ounce produced were $287 and $273 for the six months ended June 30, 1996 and 1995, respectively. The increase in direct cash operating costs resulted from lower first quarter gold production.

Depreciation, depletion and provision for future reclamation and mine closure costs increased $0.4 million from 1995. Amortization of deferred stripping was $2.1 million in the first six months of 1996 as discussed above. Mineral exploration increased $0.3 million, while corporate administrative expenditures increased slightly. Interest income decreased 60 percent as a result of the Company's lower average cash balances.

OUTLOOK

Gold production and mine operating costs at the Hycroft mine returned to normal levels after mining in the clay-rich area was completed; the year's production is estimated at 95,000 ounces. Exploration, corporate administrative, and other costs are expected to remain at current levels.

Management's outlook for the future growth of Granges is through the acquisition of additional precious metals reserves, primarily in the form of producing or near-production properties, as well as through the exploration efforts of the Company. Granges is actively searching for acquisition targets in North and South America.

On February 29, 1996, the Company entered into a Letter of Intent to enter into an Option Agreement with L.B. Mining Company to acquire the Guariche gold project in southeastern Venezuela. On June 7, 1996, the Company completed its due diligence and negotiated the final terms of the option agreement with L.B. Mining Company. The terms of the executed definitive option agreement provide that the consideration for the option is $275,000 payable as to $125,000 upon receipt of the necessary mining concessions for the property and $150,000 upon receipt of exploration permits and upon the Company being satisfied there are no remaining overriding interests in the property. If these requirements are satisfied, then the Company will be required to incur minimum exploration expenditures on the property of $350,000 over a period of five months.

If drilling and technical studies during the option period satisfy the Company of the potential of a minimum proven and probable minable reserve of 500,000 ounces of gold, the Company can exercise the option to purchase the property for $15 million payable as to $5 million in shares and $10 million in cash.
The Company is required to pay for additional proven and probable minable reserves discovered in excess of the 500,000-ounce minimum at an effective cost of $30 per ounce.

Subsequent to June 30, 1996, the boards of directors of the Company and Da Capo Resources Ltd. ("Da Capo") unanimously approved the amalgamation of the two companies to form a new gold mining company ("Amalco"), subject to shareholder, court, and regulatory approval; entering into a definitive amalgamation agreement; and satisfactory completion of due diligence by the Company and Da Capo by August 6, 1996.

Under the terms of the agreement, each holder of the Company shares will be entitled to one Amalco share for each Granges Inc. share, and each holder of Da Capo shares will be entitled to two Amalco shares for each Da Capo share. The amalgamated company will be owned 66.25 percent by Granges shareholders and
33.75 percent by Da Capo shareholders on a fully diluted basis.

B. LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash balance as of June 30, 1996 was $22.1 million, an increase of $6.9 million since December 31, 1995. This increase results from $18.7 million received from share issues offset by $11.8 million used in capital expenditures primarily for the development of the Brimstone deposit, including additional mining equipment and construction in progress of a processing plant and new leach pad. The share issue is described more fully in
Note 5 to the consolidated financial statements.

During the first three months of 1996 the Company, through its subsidiary, arranged a secured stand-by credit facility. The facility is available for drawdown until December 31, 1996, in dollars or as a gold loan, to a maximum of $13.0 million or the gold ounce equivalent thereof (not to exceed 35,000 ounces). Drawdowns under the facility bear interest at LIBOR plus 1.60 percent for dollar loans and gold lease rates plus 1.60 percent for gold loans. The loan is repayable in seven semi-annual installments commencing the earlier of 12 months after the first drawdown or June 30, 1997. In the event the Company generates cash surpluses after debt service, it is required to make annual mandatory prepayments equal to 25 percent of excess cash flow, up to a maximum of $2.5 million annually and $5.0 million in aggregate.

In addition to the loan facility, the Company has also arranged a hedging facility for up to 275,000 ounces of gold for deliveries up to the year 2001. Both the hedging and credit facilities are secured by the assets at the Hycroft mine and parent company guarantee.

C. RECLAMATION AND ENVIRONMENTAL

As reported in the Company's Form 10-K for 1995, the Nevada Department of Environmental Protection (NDEP) and the Nevada Bureau of Land Management (BLM) were notified of Granges' intent to begin mining the private lands associated with the Brimstone deposit. The NDEP Bureau of Mining Regulation and Reclamation has granted its approval for this action. Pre-stripping of the Brimstone deposit commenced in February 1996.

In April 1996, a draft environmental assessment for exploration drilling was submitted to the BLM.

The Nevada Bureau of Mining Regulation and Reclamation requested modifications to the solution collection ditch on Leach Pad #1 after deteriorated sections of liner were observed during its quarterly inspection in May. This leach pad is not currently in production, and the Company intends to reline the entire ditch at an estimated cost of $100,000.

During the first six months of 1996, there were no material environmental incidents or non-compliance issues with any applicable environmental regulations.

                                 GRANGES INC.
                         PART II - OTHER INFORMATION

- -------------------------------------------------------------------------------
ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual general meeting of Granges Inc. was held on Wednesday, May 22, 1996. The matters voted upon at the meeting included:

        (a) the election of directors to hold office until the next annual general meeting or until their successors are duly elected or appointed; and

        (b) the re-appointment of Coopers & Lybrand, Chartered Accountants, Vancouver, British Columbia, as the auditors of Granges Inc. to hold office until the next annual general meeting at a remuneration to be fixed by the board of directors.

        All nominees for directors as listed in the Management Information and Proxy Circular dated April 9, 1996 were elected at the meeting and voting for the election of directors was as follows:


        Nominee                 Votes for       Votes against   Votes withheld  Abstentions
        -------                 ---------       -------------   --------------  -----------
        David J. Birkenshaw     22,011,894             -            175,694       30,180

        William Calhoun         22,163,174             -            24,414        30,180

        C. Thomas Ogryzlo       22,155,174             -            32,414        30,180

        Michael B. Richings     22,155,294             -            32,294        30,180

        David R. Sinclair       22,160,394             -            27,194        30,180

        Keith Steeves           22,161,674             -            25,914        30,180

        Alan G. Thompson        22,161,674             -            25,914        30,180

        John S. Walton          22,161,894             -            25,694        30,180

        Peter Walton            22,161,394             -            26,194        30,180


        The shareholders also approved the re-appointment of Coopers & Lybrand as auditors of Granges Inc. at a remuneration to be fixed by the board of directors, with 22,200,604 shares cast in favor of the resolution, 9,600 shares against, 264 shares withheld and 7,300 abstentions.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            10(i) Employment Agreement dated January 1, 1996 between Granges (U.S.) Inc. and Warren Bates.

            10(ii) Employment Agreement dated January 1, 1996 between Granges (U.S.) Inc. and A. J. Ali.

            10(iii) Employment Agreement dated June 1, 1996 between Granges
                    (U.S.) Inc. and Ronald J. McGregor.

            10(iv) Underwriting Agreement dated April 25, 1996 between Granges Inc. and ScotiaMcLeod Inc., First Marathon Securities Limited, Yorkton Securities Inc. and Geopel Shields and Partners Inc.

            10(v) Special Warrant Indenture dated as of April 25, 1996 between Granges Inc. and Montreal Trust Company of Canada.

            10(vi) Warrant Indenture dated as of April 25, 1996 between Granges Inc. and Montreal Trust Company of Canada.

            11      Statement re: computation of per share earnings.

            27      Financial Data Schedule.

        (b) Reports on Form 8-K

            (i) The Company has filed a report on Form 8-K dated April 1, 1996 which reported under Item 5 (Other Events) and Item 6 (Resignation of Registrant's Directors) the appointment of
                    C. Thomas Ogryzlo as a new director and the resignation of Peter Steen.

            (ii) The Company has filed a report on Form 8-K dated April 10, 1996 which reported under Item 5 (Other Events) the private placement of 7,690,000 special warrants.

            (iii) The Company has filed a report on Form 8-K dated April 25, 1996 which reported under Item 5 (Other Events) the closing of the private placement of 9,699,800 special warrants.

            (iv)    The Company has filed a report on Form 8-K dated
                    May 2, 1996 which reported under Item 5 (Other Events) an exploration program update for Ecuador.

            (v) The Company has filed a report on Form 8-K dated May 8, 1996 which reported under Item 5 (Other Events) its 1996 first quarter results.

            (vi) The Company has filed a report on Form 8-K dated June 7, 1996 which reported under Item 5 (Other Events) that the Company signed an option agreement for the Guariche Project in Venezuela.

            (vii) The Company has filed a report on Form 8-K dated June 24, 1996 which reported under Item 5 (Other Events) and Item 6 (Resignation of Registrant's Directors) the resignation of David Birkenshaw on June 21, 1996.

                                 GRANGES INC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GRANGES INC.
                                   (Registrant)




Date: August 13, 1996              By: signed "Michael B. Richings"
                                      -------------------------------------
                                               Michael B. Richings
                                               President and
                                                 Chief Executive Officer



Date: August 13, 1996              By: signed "A. J. Ali"
                                      -------------------------------------
                                      A. J. Ali
                                      Vice President Finance and
                                         Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

Exhibit Number           Description
- --------------           -----------

 10(i) Employment Agreement dated January 1, 1996 between Granges (U.S.) Inc. and Warren Bates.

 10(ii) Employment Agreement dated January 1, 1996 between Granges (U.S.) Inc. and A. J. Ali.

 10(iii) Employment Agreement dated June 1, 1996 between Granges (U.S.) Inc. and Ronald J. McGregor.

 10(iv) Underwriting Agreement dated April 25, 1996 between Granges Inc. and ScotiaMcLeod Inc., First Marathon Securities Limited, Yorkton Securities Inc. and Geopel Shields and Partners Inc.

 10(v) Special Warrant Indenture dated as of April 25, 1996 between Granges Inc. and Montreal Trust Company of Canada.

 10(vi) Warrant Indenture dated as of April 25, 1996 between Granges Inc. and Montreal Trust Company of Canada.

 11                 Earnings Per Share Computation

 27                 Financial Data Schedule