Form 10-Q
period 1996-09-30
VISTA GOLD CORP
filed 1996-11-15
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          -------------------------

                                   FORM 10-Q

                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          -------------------------

                         COMMISSION FILE NUMBER 1-9025

                                VISTA GOLD CORP.
             (Exact name of registrant as specified in its charter)

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

                                  GRANGES INC.
             (Former name, former address, and former fiscal year,
                         if changed since last report)

                           -------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes    X       No
                              ------        ------
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   88,700,405
                                   ----------
       Common Shares, without par value, outstanding at November 1, 1996

                          -------------------------

                                VISTA GOLD CORP.
                            (FORMERLY GRANGES INC.)
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                                                          PAGE
                                                                                                          ----
                                        PART I - FINANCIAL INFORMATION

 ITEM 1.       FINANCIAL STATEMENTS

               (i)       Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995         3

               (ii)      Consolidated Statements of Earnings (Loss) for the three months ended              4
                         September 30, 1996 and September 30, 1995 and the nine months ended
                         September 30, 1996 and September 30, 1995

               (iii)     Consolidated Statement of Deficit for the nine months ended September 30,          4
                         1996 and September 30, 1995

               (iv)      Consolidated Statements of Changes in Cash Resources for the nine months           5
                         ended September 30, 1996 and September 30, 1995

               (v)       Notes to Consolidated Financial Statements                                         6

 ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                   8
               OPERATIONS


                                          PART II - OTHER INFORMATION

 ITEM 1.       LEGAL PROCEEDINGS                                                                           12

 ITEM 2.       CHANGES IN SECURITIES                                                                       12

 ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                                             12

 ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         12

 ITEM 5.       OTHER INFORMATION                                                                           12

 ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                            12


                                  SIGNATURES


      In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

VISTA GOLD CORP.
(FORMERLY GRANGES INC.)

CONSOLIDATED BALANCE SHEETS

                                                                      September 30      December 31
(U.S. Dollars in Thousands)                                                   1996             1995
---------------------------------------------------------------------------------------------------
                                                                       (Unaudited)        (Audited)
ASSETS
Current Assets
    Cash and cash equivalents                                            $14,122            $15,210
    Marketable securities                                                    312                179
    Accounts receivable and other                                          3,443              1,432
    Inventories                                                           16,458             11,090
                                                                         --------------------------
                                                                          34,335             27,911

Investment in Zamora Gold Corp.                                            3,214              4,254
Property, plant, and equipment, net                                       40,091             32,051
                                                                         --------------------------
                                                                         $77,640            $64,216
                                                                         --------------------------


LIABILITIES
Current Liabilities
    Accounts payable and accrued liabilities                             $10,032            $ 6,239
                                                                         --------------------------
                                                                          10,032              6,239

Provisions for future reclamation and closure costs                        3,880              3,409
                                                                         --------------------------
                                                                          13,912              9,648
                                                                         --------------------------


SHAREHOLDERS' EQUITY
Common shares without par value                                           71,706             54,190
(Issued 1996- 55,881,461 shares; 1995 - 46,042,911 shares)
Retained earnings (deficit)                                               (7,074)             1,409
Currency translation adjustment                                             (904)            (1,031)
                                                                         --------------------------
                                                                          63,728             54,568
                                                                         --------------------------
                                                                         $77,640            $64,216
                                                                         ==========================

Commitments and contingencies (Note 3)


             The accompanying notes are an integral part of these
                      consolidated financial statements.

VISTA GOLD CORP.
(FORMERLY GRANGES INC.)

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)


                                                           Three Months Ended               Nine Months Ended
                                                               September 30                    September 30
(U.S. Dollars in Thousands, Except Share Data)             1996           1995             1996           1995
---------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
REVENUE                                                 $ 9,654        $10,095          $26,062        $31,823
                                                     -------------------------       -------------------------
EXPENSES
    Operating costs                                       8,046          7,906           21,851         25,171
    Depreciation, depletion, and provision for
       future reclamation and closure costs               1,345          1,069            3,618          2,906
    Amortization of deferred stripping                    2,508            193            4,629            223
                                                     -------------------------       -------------------------
                                                         11,899          9,168           30,098         28,300
                                                     -------------------------       -------------------------
RESULTS OF MINING OPERATIONS                             (2,245)           927           (4,036)         3,523
                                                     -------------------------       -------------------------

    Mineral exploration and property evaluation             793          1,027            2,679          2,642
    Corporate administrative                                719            588            1,838          1,621
    Interest income - net                                  (214)          (355)            (594)        (1,295)
    Other expense (income)                                  282            327              478            629
    Gain on sale of mineral properties
       and investments                                     (542)        (4,888)            (840)        (5,698)
    Equity in loss of Zamora Gold Corp.                     349              0            1,040              0
                                                     -------------------------       -------------------------
                                                          1,387         (3,301)           4,601         (2,101)
                                                     -------------------------       -------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                      (3,632)         4,227           (8,637)         5,624

CURRENT INCOME TAXES (RECOVERY)                             (47)            (6)            (155)           180
                                                     -------------------------       -------------------------
NET EARNINGS (LOSS)                                     ($3,585)        $4,233          ($8,482)        $5,444
                                                     =========================       =========================

EARNINGS (LOSS) PER SHARE                                ($0.07)         $0.09           ($0.17)         $0.13
                                                     =========================       =========================

WEIGHTED AVERAGE SHARES
    OUTSTANDING                                      54,932,568     45,963,310       49,096,135     40,739,989
                                                     =========================       =========================


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)

                                                                                            Nine Months Ended
                                                                                              September 30
(U.S. Dollars in Thousands)                                                               1996             1995
---------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
RETAINED EARNINGS (DEFICIT), BEGINNING OF PERIOD (Note 4)                             $ 1,409         ($55,275)
AMALGAMATION COSTS                                                                        ---           (1,223)
CAPITAL REDUCTION                                                                         ---           55,935
                                                                                      ------------------------
                                                                                        1,409             (563)
NET EARNINGS (LOSS)                                                                    (8,482)           5,444
                                                                                      ------------------------
DEFICIT, END OF PERIOD                                                                ($7,073)          $4,881
                                                                                      ========================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

VISTA GOLD CORP.
(FORMERLY GRANGES INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN CASH RESOURCES


                                                                                           Nine Months Ended
                                                                                              September 30
(U.S. Dollars in Thousands)                                                               1996             1995
---------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
OPERATING ACTIVITIES
Net earnings (loss)                                                                   ($8,482)        $  5,444
Items not involving cash:
    Depreciation, depletion, and amortization                                           7,776            2,752
    Provision for future reclamation and closure costs                                    471              410
    Gain on sale of mineral properties and investments                                   (840)          (5,698)
    Equity in loss of Zamora Gold Corp.                                                 1,040               --
                                                                                      ------------------------
                                                                                          (35)           2,908

Currency translation adjustment                                                           (49)            (356)
Change in working capital,
    excluding cash and cash equivalents                                                (3,719)         (13,675)
                                                                                      ------------------------
                                                                                       (3,803)         (11,123)
                                                                                      ------------------------
INVESTING ACTIVITIES
Property, plant, and equipment                                                        (15,304)          (3,230)
Deferred stripping                                                                       (512)          (3,663)
Proceeds from sale of investments                                                       1,015            5,774
Option payments received                                                                    0               29
                                                                                      ------------------------
                                                                                      (14,801)          (1,090)
                                                                                      ------------------------
FINANCING ACTIVITIES
Long-term debt repayments                                                                   0             (199)
Amalgamation costs                                                                          0           (1,223)
Issue of share-purchase options                                                           208              183
Issue of shares-special warrants exercised                                             17,308                0
                                                                                      ------------------------
                                                                                       17,516           (1,239)
                                                                                      ------------------------


INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                   (1,088)         (13,453)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                                15,210           33,045
                                                                                      ------------------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                                     $14,122          $19,592
                                                                                      ========================


             The accompanying notes are an integral part of these
                      consolidated financial statements.

VISTA GOLD CORP.
(FORMERLY GRANGES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. DOLLARS IN THOUSANDS UNLESS SPECIFIED OTHERWISE - UNAUDITED) SEPTEMBER 30, 1996


1.       UNAUDITED INTERIM FINANCIAL INFORMATION

The consolidated financial statements of Granges Inc. (the "Company") for the nine months ended September 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the interim financial information set forth herein have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.


2.       CHANGE IN REPORTING CURRENCY

The consolidated financial statements of the Company have been historically expressed in Canadian (Cdn) dollars. As a result of sales revenues and a significant portion of expenses being denominated in United States (U.S.) dollars, the sale of exploration properties in Canada, the increasing international focus of the Company's operating activities, and the relocation of the Company's executive office to Denver, the U.S. dollar has become the principal currency of Granges' business. Accordingly, the U.S. dollar has been adopted as the reporting currency for the consolidated financial statements of the Company effective January 1, 1996. The comparative information for 1995 has been translated into U.S. dollars for the nine months ended September 30, 1995 and at the December 31, 1995 year end at a rate of one U.S. dollar to Cdn$1.3652.


3.       COMMITMENTS AND CONTINGENCIES

A) The Company is committed to payments under certain operating leases for mining equipment. Future payments under these leases in each of the next five years and in the aggregate are as follows:


                 1996                                 $  499
                 1997                                  1,998
                 1998                                  1,055
                 1999                                     --
                 2000                                     --
                                                      ------
                                                      $3,552
                                                      ======

Letters of credit totalling $1.4 million (1995-$2.7 million) have been provided as security under these mine equipment operating leases.

B) As part of its gold hedging program, the Company has entered into agreements with major financial institutions to deliver gold. Realization under these agreements is dependent upon the ability of those financial institutions to perform in accordance with the terms of the agreements. As of September 30, 1996, the Company's consolidated hedging program consisted of forward sales contracts totalling 42,000 ounces for deliveries up to November 28, 1997 at an average price of $403 per ounce. In October 1996, the Company closed all of its outstanding forward sales contracts when the spot price was $379 per ounce. The resulting gains totalling $623 thousand will be recorded in the periods during which the original contracts expired.


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

On July 3, 1996, Granges filed a final short form prospectus with the securities commissions in British Columbia and Ontario relating to the private placement. The funds held in escrow were released to Granges on July 8, 1996. Net proceeds received were Cdn$23,684,564 (US$17,308,329). The net proceeds received will be used to fund the cash payments due upon exercise of the Guariche option and exploration on the Guariche properties if the option is exercised, to develop the Brimstone project at the Company's Hycroft Mine, and to explore the Company's mineral properties in Nevada and Peru. Any remaining net proceeds, including unused proceeds if the Guariche option is not exercised, will be used for general corporate purposes including ongoing exploration and development expenditures and acquisition opportunities as they arise.

On July 10, 1996, all of the 9,699,800 outstanding special warrants were exercised, and 9,699,800 common shares in the capital of the Company and 4,849,900 common share purchase warrants were issued to the holders of the special warrants.


6.       SUBSEQUENT EVENT - VISTA GOLD CORP.

On July 31, 1996, the boards of directors of Granges Inc. ("Granges") and Da Capo Resources Ltd. ("Da Capo") unanimously approved the amalgamation of the two companies to form a new gold mining company ("Vista Gold Corp."), subject to shareholder, court, and regulatory approval; entering into a definitive amalgamation agreement; and satisfactory completion of due diligence by Granges and Da Capo by August 6, 1996.

The Supreme Court of British Columbia approved the amalgamation, effective November 1, 1996 under the name "Vista Gold Corp." Under the terms of the agreement, each holder of Granges shares received one Vista Gold Corp. share for each Granges share, and each holder of Da Capo shares received two Vista Gold Corp. shares for each Da Capo share. Vista Gold Corp. is owned 66.25 percent by Granges shareholders and 33.75 percent by Da Capo shareholders on a fully diluted basis.

                                VISTA GOLD CORP.
                            (FORMERLY GRANGES INC.)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Vista Gold Corp. was formed from the amalgamation of Granges Inc. and Da Capo Resources Ltd. on November 1, 1996, which is described more fully in Note 6 to the Consolidated Financial Statements. This discussion is on the unamalgamated results of Granges Inc. (the "Company") for the nine months ended September 30, 1996.

This discussion should be read in conjunction with the consolidated financial statements of the Company for the nine months ended September 30, 1996 and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in Canada. The U.S. dollar has become the principal currency of the Company's business. Accordingly, the U.S. dollar has been adopted as the reporting currency for the consolidated financial statements of the Company effective January 1, 1996 as described more fully in
Note 2 to the consolidated financial statements.


A.       RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED SEPTEMBER 30, 1995

Net losses for the three months ended September 30, 1996 were $3.6 million compared to net earnings of $4.2 million for the same period in 1995. The current quarter's loss included amortization of deferred stripping of $2.5 million as compared to $193,000 in the previous year. The amortization of deferred stripping in the third quarter of 1996 resulted from a record 3.4 million tons of ore mined and associated gold placed on pads (in inventory) but not recovered during the quarter. Net losses for the third quarter 1996 included a gain on the sale of mineral properties of $0.5 million, while during the same period in 1995, net earnings included a gain on the sale of mineral properties of $4.9 million.

Revenues for the third quarter 1996 of $9.7 million decreased $0.4 million, or four percent, from the same period in 1995. Revenue is generated solely from the Hycroft mine. The decrease in revenues is the result of an eight percent decrease in gold production in the current quarter compared to the same period in 1995, partially offset by higher gross realized prices and silver production. The average gross realized price in the third quarter of 1996 was $393 per ounce of gold compared to $386 in 1995.

                                            1996                    1995
                                          -------                 --------
                                                      (OUNCES)
         Gold                              23,523                 25,444
         Silver                           113,116                 88,953

Gold production during the third quarter of 1996 decreased 1,921 ounces, or eight percent, from the same period of 1995. However, during the third quarter of 1996, the gold inventory in the leach pads increased by 5,333 ounces. This resulted from record ore production from the mine which could not be leached at a commensurate rate due to pumping capacity limitations. The Company has obtained the requisite environmental permits and will increase the pumping capacity by the end of 1996. Recoverable ounces placed on the pads during the current quarter were ten percent greater at 41,608 ounces as compared to 37,711 during the same period in 1995.

Operating costs for the three months ended September 30, 1996 of $8.0 million were relatively unchanged from the third quarter of 1995. Direct cash operating costs per ounce were $277 in the third quarter of 1996, compared to $261 for the same period in 1995.

Depreciation, depletion and provision for future reclamation and mine closure costs increased $0.3 million from 1995. Amortization of deferred stripping for the quarter was $2.5 million. The actual strip ratio of 0.5:1 was below the Central Fault average of 1.8:1, causing the amortization of previously capitalized deferred stripping in the current quarter. A nominal amount of deferred stripping was amortized in the same period of 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. NINE MONTHS ENDED SEPTEMBER 30, 1995

Net losses for the nine months ended September 30, 1996 were $8.5 million compared to net earnings of $5.4 million in the same period of 1995. The 1996 loss was primarily due to lower gold production combined with significantly higher amortization of deferred stripping, while during the same period in 1995, net earnings included a large gain on the sale of mineral properties.

Revenue for the nine months ended September 30, 1996 was $26.0 million, a decrease of $5.8 million, or 18 percent, from the same period in 1995. The decrease in revenues was primarily due to lower gold and silver production, partially offset by a favorable price variance. The gross realized price was $394 per ounce of gold for the first nine months of 1996 as compared to $386 for the same period in 1995.

                                            1996                    1995
                                          -------                 --------
                                                      (OUNCES)
         Gold                              63,158                  76,804
         Silver                           263,549                 388,064

In addition to the third quarter gold production shortfall discussed above, a significant portion of the year-to-date decrease in gold production was attributable to lower-than-normal recovery from a clay-rich ore section combined with delayed recovery from a significant volume of run-of-mine ore where solution application was held up until haulage roads could be re-routed off of the fresh ore. Mining in the clay-rich area was completed in the second quarter of 1996, with ore production subsequently returning to normal levels. During the first nine months of the current year, 107,615 recoverable ounces were mined and placed on the leach pads, compared to 97,465 ounces for the same period in 1995.

Direct cash operating costs per ounce produced were $283 and $269 for the nine months ended June 30, 1996 and 1995, respectively. The increase in unit costs is a result of lower gold production.

Operating costs for the nine months ended September 30, 1996 of $21.9 million decreased $3.3 million, or 13 percent, from the same period of 1995. Depreciation, depletion and provision for future reclamation and mine closure costs increased $0.7 million from 1995. Amortization of deferred stripping was $4.6 million in the first nine months of 1996. Mineral exploration was unchanged from the previous year, while corporate administrative expenditures increased slightly. Interest income decreased 54 percent as a result of the Company's lower average cash balances.

OUTLOOK

The Company merged with Da Capo Resources Ltd. effective November 1, 1996 and acquired two development-stage gold properties in addition to excellent exploration properties in Bolivia. The Company is conducting a final feasibility study on the Amayapampa and Capa Circa properties and expects to complete project financing and commence construction by mid-1997 with production startup expected by mid-1998. The Hycroft mine is also expected to increase gold production to 112,000 ounces in 1997, resulting from the startup of production from the new Brimstone pit combined with increased cyanide solution pumping capacity. The fourth quarter gold production is estimated at approximately 24,000 ounces, while exploration, corporate administrative, and other costs are expected to remain at or below current levels.

On February 29, 1996, the Company entered into a Letter of Intent to enter into an Option Agreement with L.B. Mining Company to acquire the Guariche gold project in southeastern Venezuela. On June 7, 1996, the Company completed its due diligence and negotiated the final terms of the option agreement with L.B. Mining Co. The terms of the executed definitive option agreement provide that the consideration for the option is $275,000 payable as to $125,000 upon receipt of the necessary mining concessions for the property and $150,000 upon receipt of exploration permits and upon the Company being satisfied there are no remaining overriding interests in the property. If these requirements are satisfied, then the Company will be required to incur minimum exploration expenditures on the property of $350,000 over a period of five months.

If drilling and technical studies completed during the option period satisfy the Company that the property contains a minimum proven and probable mineable reserve of 500,000 ounces of gold, the Company intends, but will not be obligated, to exercise the option to purchase the property for $15 million payable as to $5 million in 2,047,938 common shares of the Company (US$2.44 per share) and the balance in cash. Subject to certain conditions, the Company may be required to pay for additional proven and probable mineable reserves in excess of the 500,000 ounce minimum.


B.       LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash balance as of September 30, 1996 was $14.1 million, a decrease of $1.1 million from December 31, 1995. The decrease is primarily the result of inventory increases of $5.4 million; Brimstone pre-production stripping of $3.6 million; property, plant and equipment additions of $11.7 million; and deferred stripping costs of $0.5 million, while the sale of mineral properties and investments together with the proceeds from the exercise of special warrants and stock options generated $18.5 million, and operations generated $1.6 million before changes in inventory.

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


C.       RECLAMATION AND ENVIRONMENTAL

During the first nine months of 1996, there were no material environmental incidents or non-compliance issues with any applicable environmental regulations.

As reported in the Company's Form 10-K for 1995, the Nevada Department of Environmental Protection (NDEP) and the Nevada Bureau of Land Management (BLM) were notified of the Company's intent to begin mining the private lands associated with the Brimstone deposit. The NDEP Bureau of Mining Regulation and Reclamation has granted its approval for this action.

The Brimstone mine development and leach pad construction is complete. All necessary mining equipment is on site, and plant construction is scheduled for completion in December 1996.

                                VISTA GOLD CORP.
                            (FORMERLY GRANGES INC.)
                          PART II - OTHER INFORMATION

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

                 None

ITEM 5.          OTHER INFORMATION

                 None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                *4(i) Granges Inc. and Da Capo Resources Ltd. Joint Management Information Circular for Extraordinary General Meetings of Shareholders to be held on Tuesday, October 22, 1996.

                 10(i) Support letter dated August 6, 1996, between Granges Inc. and Da Capo Resources Ltd. in relation to the amalgamation of Granges Inc. and Da Capo Resources Ltd.

                 10(ii) Support letter dated August 16, 1996, between Granges Inc. and Atlas Corporation in relation to the amalgamation of Granges Inc. and Da Capo Resources Ltd.

                 10(iii) Definitive merger agreement between Granges Inc. and Da Capo Resources Ltd. dated August 16, 1996.

                 11       Statement re:  computation of per share earnings.

                 27       Financial Data Schedule.

         * Previously filed.

         (b)     Reports on Form 8-K

                 (i) The Company has filed a report on Form 8-K dated July 2, 1996, which reported under Item 5 (Other Events) that the Company appointed a new officer, Ronald J.
                          (Jock) McGregor, to the position of Vice President Operations and Development. The Company also reported that it filed a final short form prospectus with the securities commissions in British Columbia and Ontario regarding special warrant financing and the Guariche project.

                 (ii) The Company has filed a report on Form 8-K dated July 31, 1996, which reported under Item 5 (Other Events) that the Company's Board of Directors and Da Capo Resources' Board of Directors unanimously approved the amalgamation of the two companies, subject to shareholder and regulatory approval. The Company also reported its second quarter 1996 results.

                 (iii) The Company has filed a report on Form 8-K dated August 13, 1996, which reported under Item 5 (Other Events) that the Company and Da Capo Resources have extended the date for signing a definitive merger agreement to August 15, 1996.

                 (iv) The Company has filed a report on Form 8-K dated August 16, 1996, which reported under Item 5 (Other Events) that the Company signed a definitive merger agreement with Da Capo Resources Ltd.

                 (v) The Company has filed a report on Form 8-K dated September 17, 1996, which reported under Item 5 (Other Events) that the Company's Board of Directors and Da Capo Resources' Board of Directors approved the form of amalgamation agreement to be submitted to their respective shareholders at special meetings to be held on October 22, 1996.

                                VISTA GOLD CORP.
                            (FORMERLY GRANGES INC.)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VISTA GOLD CORP.
                                          (Registrant)




 Date:    November 13, 1996               By: signed "Michael B. Richings"
                                              --------------------------------
                                              Michael B. Richings
                                              President and Chief Executive
                                              Officer




 Date:    November 13, 1996               By: signed "A. J. Ali"
                                              --------------------------------
                                              A. J. Ali
                                              Vice President Finance and Chief
                                              Financial Officer

                                 EXHIBIT INDEX


Exhibit Number             Description
--------------             -----------

   *4(i)                   Granges Inc. and Da Capo Resources Ltd. Joint
                           Management Information Circular for
                           Extraordinary General Meetings of
                           Shareholders to be held on Tuesday, October 22, 1996.

   10(i)                   Support letter dated August 6, 1996, between
                           Granges Inc. and Da Capo Resources Ltd. in relation to the amalgamation of Granges Inc.
                           and Da Capo Resources Ltd.

   10(ii)                  Support letter dated August 16, 1996, between
                           Granges Inc. and Atlas Corporation in
                           relation to the amalgamation of Granges Inc.
                           and Da Capo Resources Ltd.

   10(iii)                 Definitive merger agreement between Granges
                           Inc. and Da Capo Resources Ltd. dated August 16,
                           1996.

   11                      Earnings Per Share Computation

   27                      Financial Data Schedule

  * Previously Filed