Form 10-K
period 1998-12-31
VISTA GOLD CORP
filed 1999-03-31
CIK 783324

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1998

                           OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from - to -

Commission File Number 1-9025

------------------------------------------------------------------------------
                                 VISTA GOLD CORP.
              (Exact Name of Registrant as Specified in its Charter)

        Continued under the laws of the                       None
                Yukon Territory                   (IRS Employer Identification
       (State or other Jurisdiction of                       Number)
       Incorporation or Organization)

                  Suite 3000
            370 Seventeenth Street
               Denver, Colorado                              80202
   (Address of Principal Executive Offices)                (Zip Code)

                                  (303) 629-2450
               (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
------------------------------------------------------------------------------

SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                             ON WHICH REGISTERED
Common shares without par value                 American Stock Exchange
                                                The Toronto Stock Exchange


SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS); AND (2) HAS BEEN SUBJECT TO
THE FILING REQUIREMENTS FOR THE PAST 90 DAYS:             Yes /X/    No / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K:                                            /X/

AGGREGATE MARKET VALUE OF OUTSTANDING COMMON SHARES HELD BY NON-AFFILIATES:
As of March 24, 1999, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $15,485,880.

OUTSTANDING COMMON SHARES:
As of March 24, 1999, 90,715,040 Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
To the extent herein specifically referenced in Parts III and IV, the Management Information and Proxy Circular for the registrant's 1999 Annual General Meeting. See Parts III and IV.

            TABLE OF CONTENTS

GLOSSARY . . . . . . . . . . . . . . . . . . 1
CURRENCY . . . . . . . . . . . . . . . . . . 3
METRIC CONVERSION TABLE. . . . . . . . . . . 3
UNCERTAINTY OF FORWARD-LOOKING
  STATEMENTS . . . . . . . . . . . . . . . . 3

                 PART I

ITEM 1. BUSINESS . . . . . . . . . . . . . . 4
    Overview . . . . . . . . . . . . . . . . 4
    Segmented Financial Information. . . . . 5
    Corporate Organization Chart . . . . . . 5
    Significant Developments in 1998 . . . . 5
    Refining and Marketing . . . . . . . . . 7
    Exploration and Business Development . . 8
    Property Interests and Mining Claims . . 9
    Reclamation. . . . . . . . . . . . . . . 9
    Government Regulation. . . . . . . . . .10
    Environmental Regulation . . . . . . . .10
    Competition. . . . . . . . . . . . . . .10
    Employees. . . . . . . . . . . . . . . .11
    Risk Factors . . . . . . . . . . . . . .11

ITEM 2. PROPERTIES . . . . . . . . . . . . .13
    Operations . . . . . . . . . . . . . . .13
    Hycroft Mine . . . . . . . . . . . . . .13
    Amayapampa and Capa Circa Properties . .21
    Exploration Properties . . . . . . . . .30
    1998 Exploration Expenditures. . . . . .33
    1999 Exploration Plan. . . . . . . . . .33

ITEM 3. LEGAL PROCEEDINGS. . . . . . . . . .33

ITEM 4. SUBMISSION OF MATTERS TO
  VOTE OF SECURITY HOLDERS . . . . . . . . .34

                 PART II

ITEM 5. MARKET FOR REGISTRANT'S
  COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS. . . . . . . . . . . .34
    Price Range of Common Shares . . . . . .34
    Dividends. . . . . . . . . . . . . . . .34
    Exchange Controls. . . . . . . . . . . .34
    Certain Canadian Income Tax
       Considerations for Non-Residents
         of Canada . . . . . . . . . . . . .35

ITEM 6. SELECTED FINANCIAL DATA. . . . . . .36
    Selected Financial Data. . . . . . . . .36
    United States$/Canadian$
      Exchange Rates . . . . . . . . . . . .37

ITEM 7. MANAGEMENT'S DISCUSSION
  AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF
  OPERATIONS . . . . . . . . . . . . . . . .38
    Introduction . . . . . . . . . . . . . .38
    Results of Operations. . . . . . . . . .38
    Outlook. . . . . . . . . . . . . . . . .43

                               ITEM 7A. QUANTITATIVE AND
                                 QUALITATIVE DISCLOSURES
                                 ABOUT MARKET RISK. . . . . . . . . . . . .44
                                   Commodity Price Risk . . . . . . . . . .44
                                   Interest Rate Risk . . . . . . . . . . .45
                                   Foreign Currency Exchange Rate Risk. . .45

                               ITEM 8. CONSOLIDATED FINANCIAL
                                 STATEMENTS AND SUPPLEMENTARY DATA. . . . .46
                                   Report of Independent Accountants. . . .46
                                   Consolidated Financial Statements. . . .47
                                   Notes to Consolidated Financial
                                     Statements . . . . . . . . . . . . . .51

                               ITEM 9. CHANGES IN AND
                                 DISAGREEMENTS WITH
                                 ACCOUNTANTS ON ACCOUNTING
                                 AND FINANCIAL DISCLOSURE.. . . . . . . . .68

                                                   PART III

                               ITEM 10. DIRECTORS AND OFFICERS
                                 OF REGISTRANT. . . . . . . . . . . . . . .68
                                   Directors. . . . . . . . . . . . . . . .68
                                   Executive Officers . . . . . . . . . . .69
                                   Executive and Audit Committees . . . . .70

                               ITEM 11. COMPENSATION OF
                                 DIRECTORS AND OFFICERS . . . . . . . . . .70

                               ITEM 12. SECURITY OWNERSHIP OF
                                 CERTAIN BENEFICIAL OWNERS AND
                                 MANAGEMENT.. . . . . . . . . . . . . . . .71

                               ITEM 13. CERTAIN RELATIONSHIP AND
                                 RELATED TRANSACTIONS . . . . . . . . . . .71

                                                   PART IV

                               ITEM 14. EXHIBITS, FINANCIAL
                                 STATEMENT SCHEDULES AND
                                 REPORTS ON FORM 8-K. . . . . . . . . . . .72
                                   Documents Filed as Part of Report. . . .72
                                   Reports on Form 8-K. . . . . . . . . . .76
                               SUPPLEMENTAL INFORMATION . . . . . . . . . .76
                               SIGNATURES . . . . . . . . . . . . . . . . .77

                                       GLOSSARY

"ADIT" means a horizontal or nearly horizontal passage driven from the surface for the working or unwatering of a mine.

"AMALGAMATION" means the amalgamation of Granges and Da Capo effective on November 1, 1996.

"ASSAY" means to test ores or minerals by chemical or other methods for the purpose of determining the amount of valuable metals contained.

"BRECCIA" means rock consisting of fragments, more or less angular, in a matrix of finer-grained material or of cementing material.

"CLAIM" means a mining title giving its holder the right to prospect, explore for and exploit minerals within a defined area.

"COMMON SHARES" means common shares without par value of Vista Gold.

"CORPORATION" means the consolidated group consisting of Vista Gold Corp. and its subsidiaries Hycroft Resources & Development, Inc., Hycroft Lewis Mine, Inc., Vista Gold Holdings Inc., Vista Gold U.S. Inc., Granges Inc., Vista Gold (Antigua) Corp., Sociedad Industrial Yamin Limitada and Mineral Ridge Resources Inc.

"CUT-OFF GRADE" means the minimum grade of ore used to establish reserves.

"DA CAPO" means Da Capo Resources Ltd., a predecessor of Vista Gold.

"DEPOSIT" means an informal term for an accumulation of mineral ores.

"DIAMOND DRILL" means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, two centimetres or more in diameter.

"DOR" means unrefined gold and silver bullion consisting of approximately 90% precious metals which will be further refined to almost pure metal.

"FLOTATION" means a process whereby value minerals are separated from waste by attaching them to air bubbles in a pulp by the use of small amounts of chemicals.

"GRANGES" means Granges Inc., a predecessor of Vista Gold.

"HEAP LEACH" means a gold extraction method that percolates a cyanide solution through crushed ore heaped on an impervious pad or base.

"HYCROFT INC." means Hycroft Resources & Development, Inc., an indirect wholly-owned subsidiary of Vista Gold.

"HYCROFT LEWIS" means Hycroft Lewis Mine, Inc., an indirect wholly-owned subsidiary of Vista Gold.

"MERRILL-CROWE" means a process for recovering gold from solution by precipitation with zinc dust.

"MINERALIZATION" means material containing valuable minerals.

"MINERAL RIDGE INC." means Mineral Ridge Resources Inc., an indirect wholly-owned subsidiary of Vista Gold.

"MONTREAL TRUST" means Vista Gold's registrar and transfer agent, Montreal Trust Company of Canada.

"ORE" means material containing valuable minerals that can be economically extracted.

"OXIDE RESERVE" or "OXIDE RESOURCE" means mineralized rock in which some of the original minerals have been oxidized. Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

"PROBABLE RESERVES" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

"PROVEN RESERVES" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

"RECOVERY" means that portion of the metal contained in the ore that is successfully extracted by processing, expressed as a percentage.

"RESERVES" or "ORE RESERVES" mean that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

"RESOURCE" or "MINERAL RESOURCE" means a deposit or concentration of minerals for which there is sampling information and geologic understanding for an estimate to be made of the contained minerals.

"RUN-OF-MINE" refers to ore of a size that can be mined without further crushing.

"SAMPLING" means selecting a fractional, but representative, part of a mineral deposit for analysis.

"STOPE" means an underground excavation that is made by removing ore from the surrounding rock.

"STRIKE", when used as a noun, means the direction, course or bearing of a vein or rock formation measured on a level surface and, when used as a verb, means to take such direction, course or bearing.

"STRIKE LENGTH" means the longest horizontal dimension of an ore body or zone of mineralization.

"STRIPPING RATIO" means the ratio between waste and ore in an open pit mine.

"SULFIDE" means a compound of sulfur and some other element.

"TAILINGS" means material rejected from a mill after most of the valuable minerals have been extracted.

"TRENCHING" means prospecting in which subsurface strata are exposed by digging pits across the strike of a lode.

"VEIN" means a fissure, fault or crack in a rock filled by minerals that have travelled upwards from some deep source.

"VISTA GOLD" means Vista Gold Corp.

"VOLCANICLASTIC" means derived by ejection of volcanic material from a volcanic vent.

"WASTE" means rock lacking sufficient grade and/or other characteristics of ore.

"YAMIN" means Sociedad Industrial Yamin Limitada, a direct wholly-owned subsidiary of Vista Gold.

"ZAMORA" means Zamora Gold Corp.

                                       CURRENCY

Unless otherwise specified, all dollar amounts in this report are expressed in United States dollars.

The exchange rate at the end of each of the five years to December 31, 1998, and the average, the high and the low rates of exchange for each year in that five year period, are set forth in "Item 6. Selected Financial Data - United States$/Canadian$ Exchange Rates". These exchange rates are expressed as the amount of United States funds equivalent to one Canadian dollar, being the noon buying rates in New York City for cable transfers in Canadian dollars, as certified for customs purposes by the Federal Reserve Bank of New York.
On March 24, 1999, this noon buying rate was $1.5040 (Cdn.$1.00 equals U.S.$0.6649).


                               METRIC CONVERSION TABLE

TO CONVERT IMPERIAL MEASUREMENT UNITS     TO METRIC MEASUREMENT UNITS     MULTIPLY BY
Acres................................     Hectares...................     0.4047
Feet.................................     Metres.....................     0.3048
Miles................................     Kilometres.................     1.6093
Tons (short).........................     Tonnes.....................     0.9071
Gallons..............................     Litres.....................     3.7850
Ounces (troy)........................     Grams......................     31.103
Ounces (troy) per ton (short)........     Grams per tonne............     34.286


                    UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This document, including any documents that are incorporated by reference as set forth on the face page under "Documents incorporated by reference", contains forwarding-looking statements concerning, among other things, projected annual gold production, mineral resources, proven or probable reserves and cash operating costs. Such statements are typically punctuated by words or phrases such as "anticipates", "estimates", "projects", "foresees", "management believes", "believes" and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that could cause actual results to differ materially from those in such forward-looking statements are identified in this document under "Item 1. Business - Risk Factors". Vista Gold assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements.

                                     PART I


ITEM 1.   BUSINESS.

OVERVIEW

The Corporation is engaged, directly and through joint ventures, in the exploration for and the acquisition, development and operation of mineral properties in North and South America. Since 1971, the Corporation and its predecessor companies have held participating interests in seven mines, four of which were discovered by the Corporation. The Corporation has also operated five of the seven mines.

During 1998, the Corporation's primary mining operation and principal source of earnings was the Hycroft mine (formerly known as the Crofoot/Lewis mine) in Nevada, U.S.A. which produces gold and by-product silver. See "Item 2. Properties - Hycroft Mine". In 1998, the Corporation acquired the Mineral Ridge mine, a gold property also located in Nevada. See "Item 2. Properties - Mineral Ridge Mine". The Corporation owns the Amayapampa and Capa Circa gold properties in Bolivia for which a feasibility study was completed in 1997. See "Item 2. Properties - Amayapampa and Capa Circa Properties". The Corporation has approximately 12 additional mineral properties in North and South America covering approximately 123,500 acres (50,000 hectares) in various stages of evaluation. Vista Gold owns a 26.5% equity interest in Zamora Gold Corp., a Canadian mineral exploration company with interests in mineral concessions in southern Ecuador. See "Item 2. Properties - Exploration Properties - Ecuador". The Corporation has approximately 427 full-time permanent employees.

The Corporation derives all of its current revenues from the sale of gold extracted from the Hycroft mine and the Mineral Ridge mine. In fiscal 1996, 1997 and 1998, revenues from sales of gold were $35 million, $40 million and $37 million, respectively.

Vista Gold was originally incorporated on November 28, 1983 under the name "Granges Exploration Ltd.". In November 1983, Granges Exploration Ltd. acquired all the mining interests of Granges AB in Canada. On June 28, 1985, Granges Exploration Ltd. and Pecos Resources Ltd. amalgamated under the name "Granges Exploration Ltd." and on June 9, 1989, Granges Exploration Ltd. changed its name to "Granges Inc.". On May 1, 1995, Granges and Hycroft Resources & Development Corporation were amalgamated under the name "Granges Inc.". Effective November 1, 1996, Granges and Da Capo amalgamated under the name "Vista Gold Corp.". Effective December 19, 1997, Vista Gold was continued from British Columbia to the Yukon Territory, Canada under the BUSINESS CORPORATIONS ACT (Yukon Territory).

The current addresses, telephone and facsimile numbers of the offices of Vista Gold are:

            EXECUTIVE OFFICE                  REGISTERED AND RECORDS OFFICE
   Suite 3000 - 370 Seventeenth Street           200 - 204 Lambert Street
          Denver, Colorado, USA            Whitehorse, Yukon Territory, Canada
                  80202                                  Y1A 3T2
        Telephone: (303) 629-2450               Telephone: (867) 667-7600
        Facsimile: (303) 629-2499               Facsimile: (867) 667-7885

SEGMENTED FINANCIAL INFORMATION

The Corporation operates in the mining industry in Canada, the United States and Latin America. For information on the Corporation's sales, earnings from operations and identifiable assets by geographic area, see note 11 to the consolidated financial statements for the year ended December 31, 1998 under "Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements".

CORPORATE ORGANIZATION CHART

The name, place of incorporation, continuance or organization, and percent of voting securities owned or controlled by Vista Gold as of December 31, 1998 for each subsidiary of Vista Gold is set out below.

                                    [CHART]

SIGNIFICANT DEVELOPMENTS IN 1998

ACQUISITION OF MINERAL RIDGE MINE

On October 21, 1998, the Corporation acquired the Mineral Ridge mine through the purchase of all of the shares of Mineral Ridge Resources Inc. from Cornucopia Resources Ltd. in consideration for 1,562,000 Common Shares of Vista Gold with an aggregate value of $250,000 and Vista Gold subscribing on a private placement basis for 2,777,777 common shares of Cornucopia with an aggregate value of $250,000. At December 31, 1998, proven and probable reserves at the Mineral Ridge mine were estimated at 4 million tons at a grade of 0.06 ounces per ton containing 243,000 ounces of gold. Prior to the acquisition of the Mineral Ridge mine by the Corporation, the mine had been shut down since December 1997. Gold production for 1999 is estimated to be between 40,000 to 45,000 ounces.

HYCROFT MINE

In 1998, the Hycroft mine produced 112,685 ounces of gold and 235,636 ounces of silver. The Corporation had previously announced that mining activities would be suspended in May 1998, but mining activities were extended until December 1998 as a result of higher than expected grades at the Brimstone pit. Mining activities were reduced and subsequently suspended in December 1998. Production of gold will continue from ore stockpiled on the heaps leach pads during previous years. Gold production for 1999 is estimated to be approximately 25,000 ounces. In December, Vista Gold accepted an offer to sell four of the eight remaining 150-ton haul trucks at the Hycroft mine for $2.2 million.

ZAMORA GOLD CORP.

Effective July 8, 1998, Zamora Gold Corp., a corporation in which Vista Gold is a significant shareholder, completed the acquisition of various property interests in Ecuador from Compania Minera Gribipe S.A., an Ecuadorian mineral exploration company. As a condition of the transaction, Zamora issued 39.5 million common shares to Gribipe for the acquisition of the property interest and an additional 7.6 million common shares to Vista Gold in settlement of debts owed to Vista Gold by Zamora. As a result of these transactions, Vista Gold's ownership of Zamora was reduced from 48.7% to 26.5%.

EXPLORATION

In 1998, exploration was curtailed due to lack of sufficient funds to operate a program. Nevertheless, Vista Gold was able to compile data from ongoing projects to further some of its goals. Vista Gold also conducted numerous exploration reviews and reserve audits for acquisition and development opportunities.

The Capa Circa project in Bolivia underwent a sampling and close-spaced resampling program of underground workings, finished in December 1998. Underground workings were resampled at an average sparing of approximately one metre (three feet) and compared to earlier five metre (16 foot) samples. In addition, the sampling program encountered new mineralization in the lower workings of the Capa Circa mine.

The Capa Circa program established the existence of five gold bearing vein sets that continue through the lowest levels and sublevels of the mine. A resource has been calculated at 179,600 tonnes of material containing 46,021 ounces of gold, with an average grade of eight grams per tonne (0.23 ounces per ton). The resource includes a dip extent of 100 metres (328 feet), however further drilling or underground exploration may extend both the strike and dip of these veins.

At the newly acquired Mineral Ridge project, the Corporation drilled 30 reverse-circulation drill holes. The program consisted of 4,750 feet (1,448 metres) of drilling. Mineralization was encountered at the Blue Lite zone, extending known mineralization 250 feet (76 metres) to the south. In the Mary Pit area, 13 of 23 holes intersected mineralization above the cutoff grade. These holes were drilled around the margins of the Mary Pit to increase reserves and to attempt to reduce the stripping ratio in critical areas. Further drilling and analysis in 1999 will complete the program.

Joint venture-funded exploration totalled $290,000 on two properties located in Canada and one located in Bolivia. Falconbridge Limited performed initial drill testing on the Manville project. Phelps Dodge Corp. performed initial drill testing on the Isle project. Broken Hill Proprietary Company Limited ("BHP") performed wide spaced drilling at the Iroco project in Bolivia. BHP terminated its option to explore the Iroco project in Bolivia.

The Blackwater-Davidson joint venture in British Columbia Kennecott Canada Exploration Inc. was terminated, as well as the Dave Option in British Columbia.

In 1998, exploration by Zamora was focused on developing gold reserves at the formerly producing, Campanillas mine. Also, reconnaissance exploration was carried out on the Campanillas mine and Nambija I concessions.

REFINING AND MARKETING

The Hycroft mine produces dore which is processed by Metalor USA Refining Corporation in North Attleboro, Massachusetts. Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable. Alternate refiners for silver and gold produced from the Hycroft mine are available if necessary. As a result of the large number of available gold and silver purchasers, the Corporation is not dependent upon the sale to any one customer of either its gold or silver.

GOLD AND SILVER SALES

The profitability of gold and silver mining is directly related to the market price of the metal compared with the cost of production. The following is a brief description of factors affecting, and historical trends in, the market prices of gold and silver, which account for most of the Corporation's revenue. A description of the Corporation's hedging and forward sales commitments also follows.

Gold prices fluctuate widely and are affected by numerous factors, including expectations with respect to the rate of inflation, the market value of various currencies (specifically, the United States dollar relative to other currencies), interest rates, global and regional political and economic circumstances and governmental policies with respect to gold holdings by a nation or its citizens.

The demand for and supply of gold affect gold prices but not necessarily in the same manner as supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.

The price of silver, while related somewhat to the price of and affected to some extent by the same factors as gold, is more subject to normal supply and demand factors. Silver has a wide range of industrial uses on the demand side and is subject to both mine production and substantial secondary supply from scrap and dishoarding on the supply side. Silver inventories held by metal exchanges remained high during the 1980s and 1990s and lower industrial and consumer demand and relatively high interest rates continued to depress the price of silver during much of that period.

The following table sets out the annual high and low gold prices per troy ounce in the London bullion market in United States dollars for the years indicated:

                                   HIGH              LOW
                                   ----              ----
                1998               $313              $273
                1997                367               283
                1996                415               367
                1995                396               372
                1994                396               370

On December 30, 1998, the afternoon fixing price of gold on the London bullion market was $287.80 per ounce.

The following table sets out the annual high and low silver price per ounce (Handy & Harman New York Prices) in United States dollars for the years indicated:

                                   HIGH               LOW
                                   -----             -----
                1998               $7.31             $4.72
                1997                6.21              4.18
                1996                5.79              4.67
                1995                6.01              4.36
                1994                5.80              4.63

On December 31, 1998, the Handy & Harman price for silver was $5.05 per ounce.

HEDGING AND METAL SALES COMMITMENTS

The Corporation may from time to time protect against falling gold prices through forward sales of future production. Under this hedging process, the sale price of gold to be delivered at a future date is fixed at the time the forward sale is made, thus eliminating the effect of any future gold price fluctuations. Revenue from these forward sales is recognized when the gold is due to be delivered. At December 31, 1998, the Corporation had forward sales commitments covering approximately 100,000 ounces of gold at an average price of $330 with various expiration dates up to December 1999. Vista Gold's Board of Directors regularly reviews the Corporation's forward sales arrangements. The level of future forward sales will depend in part upon the Corporation's assessment of gold market conditions at the relevant time.

EXPLORATION AND BUSINESS DEVELOPMENT

The Corporation's exploration and business development activities are focused on gold. In the United States, the Corporation has exploration projects at the Hycroft mine and the Mineral Ridge mine located in Nevada. In Bolivia, the Amayapampa properties represent both a development and an exploration project. The Capa Circa, Copacabana and Iroco properties in Bolivia represent exploration targets. In Ecuador, the exploration program in the Nambija gold district primarily on the Mina Real and Comcumay properties will be continued by Zamora, which is 26.5% owned by Vista Gold.

The Corporation's exploration activities are headquartered in Denver, Colorado, with one district exploration office in La Paz, Bolivia. The exploration department has a permanent staff of two geologists. Consultants and contract personnel are used for specific projects and tasks.

The 1998 exploration program was focused on the Capa Circa, Mineral Ridge and Iroco properties.

Early-stage exploration expenditures of $185,000 were carried out by Falconbridge Limited and Phelps Dodge Corp. on the Corporation's Manville and Isle Projects in Canada. A limited amount of exploration was carried out in Ecuador by Zamora.

During 1999, a total of $0.5 million is expected to be spent on exploration. Of the $0.5 million, it is expected that $0.2 million will be spent in Nevada at the Hycroft mine, $0.2 million will be spent on the Mineral Ridge mine and $0.1 million will be spent in Latin America. See "Item 2. Properties - 1999

Exploration Plan". Actual expenditures will vary because of the acquisition of new properties, the results of planned exploration activities and the availability of funds to complete planned and additional exploration and development activities.

PROPERTY INTERESTS AND MINING CLAIMS

In the United States, most of the Corporation's exploration activities are conducted in the state of Nevada. Mineral interests may be owned in Nevada by
(i) the United States, (ii) the state of Nevada, or (iii) private parties. Where prospective mineral properties are owned by private parties or by the state, some type of property acquisition agreement is necessary in order for the Corporation to explore or develop such property. Generally, these agreements take the form of long term mineral leases under which the Corporation acquires the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to develop and produce minerals from the claim. The right can be freely transferred and, provided that the locator is able to prove the discovery of locatable minerals on the claims, is protected against appropriation by the government without just compensation. The claim locator also acquires the right to obtain a patent or fee title to his claim from the federal government upon compliance with certain additional procedures.

Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of a patented mining claim is challenged by the Bureau of Land Management or Forest Service on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised when a patent application is submitted or when the government seeks to include the land in an area to be dedicated to another use.

RECLAMATION

Although reclamation is conducted concurrently with mining whenever feasible, the Corporation generally is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site once mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans which have been reviewed and approved by the appropriate regulatory agencies.

The reclamation and closure costs for the Corporation's mines are estimated by management as follows:


Hycroft mine(1).........................................       $5.4 million
                                                               ------------
Mineral Ridge mine(2)....................................      $1.8 million
                                                               ------------
                                                               ------------
Total Estimated Costs....................................      $7.2 million
                                                               ------------
                                                               ------------

----------
(1) As reported in the Corporation's annual report on Form 20-F for 1994, an amended Crofoot/Lewis Mine Reclamation Plan that included the new Brimstone deposit was submitted to the Nevada Bureau of Land Management (the "BLM") in March 1994. In April 1995, the BLM approved the plan and a surety bond in the amount of $5.1 million was posted to secure reclamation obligations under the plan.
(2) In September 1996, the BLM approved the Mineral Ridge mine plan of operations and surety bond in the amount of $1.6 million. Cash collateral in the amount of $0.9 million has been posted as security for the surety bond.

These costs are charged to earnings over the life of the mine and the provision to date is $6.4 million.

GOVERNMENT REGULATION

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Bolivia, Canada and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labour standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Corporation has obtained or has pending applications for those licences, permits or other authorizations currently required to conduct its operations. The Corporation believes that it is complying in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States, Canada, Bolivia and the other jurisdictions in which the Corporation operates. There are no current orders or directions with respect to the foregoing laws and regulations.

ENVIRONMENTAL REGULATION

The Corporation's mining operations and exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Corporation's policy is to conduct business in a way that safeguards public health and the environment. The Corporation believes that its operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where the Corporation operates could require additional capital expenditures and increase operating and/or reclamation costs. Although the Corporation is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain mining operations uneconomic.

During 1998, there were no material environmental incidents or non-compliance with any applicable environmental regulations.

COMPETITION

The Corporation competes with other mining companies in connection with the acquisition of gold and other precious metals properties. There is significant and increasing competition for the limited number of gold acquisition opportunities, some of which is with other companies having substantially greater financial resources than the Corporation. As a result, the Corporation may eventually be unable to acquire attractive gold mining properties. The Corporation believes no single company has sufficient market power to affect the price or supply of gold in the world market.

EMPLOYEES

As at December 31, 1998, the Corporation had approximately 427 permanent full-time employees, of which 43 were employed at the Hycroft mine site, 75 were employed at the Mineral Ridge mine site, 299 were employed at the Amayapampa and Capa Circa properties, two were employed in exploration activities in Denver, Colorado and Vancouver, British Columbia, and eight were employed at Vista Gold's executive office (other than in exploration activities). 268 of the Corporation's employees are represented by a labour union in Bolivia. Neither the Hycroft mine nor the Mineral Ridge mine have ever experienced a loss of production due to work stoppages. The Corporation considers its relations with its employees to be satisfactory.

RISK FACTORS

FLUCTUATING PRICES

The Corporation's revenues are expected to be, in large part, derived from the mining and sale of gold and other precious metals or interests related thereto. The price of those commodities has fluctuated widely, particularly in recent years, and is affected by numerous factors beyond the control of the Corporation, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns (such as the development of gold coin programs), speculative activities and increased production due to new mine developments and improved mining and production methods. The effect of these factors on the price of precious metals, and therefore the economic viability of any of the Corporation's projects, cannot accurately be predicted.

EXPLORATION AND DEVELOPMENT

All of the mineral properties which the Corporation owns, other than the Hycroft mine and Mineral Ridge mine, are in the exploration and development stages. Mineral exploration and development involves a high degree of risk and few properties which are explored are ultimately developed into producing mines. There is no assurance that the Corporation's mineral exploration and development activities will result in any discoveries of commercial bodies of ore. The long-term profitability of the Corporation's operations will be in part directly related to the cost and success of its exploration programs, which may be affected by a number of factors beyond the control of the Corporation.

Substantial expenditures are required to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis.

OPERATING HAZARDS AND RISKS

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Corporation has direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. Although the Corporation has obtained liability insurance in an amount which they consider adequate, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or the Corporation might elect not to insure itself against such liabilities due to high premium costs or other reasons, in which event the Corporation could incur significant costs that could have a materially adverse effect upon their financial condition.

MINORITY INTEREST IN PROPERTIES

Third parties hold minority interests in certain of the Corporation's properties. Under Bolivian law, a minority interest in a mining concession is an undivided interest in that concession and the holder of such a minority interest may take action to restrict all exploration and development of the mining concessions by the holder of the majority interest if such exploration and development is conducted without the minority owner's permission. Furthermore, if the majority and minority parties wish to separate their interests, but are unable to agree as to the method of division or purchase of the property, the parties must file a request for division before a Bolivian civil court.

CALCULATION OF RESERVES AND GOLD RECOVERY

There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades being mined or dedicated to future production. Until reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and ore may vary depending on metal prices. Any material change in the quantity of reserves, mineralization, grade or stripping ratio may affect the economic viability of the Corporation's properties. In addition, there can be no assurance that gold recoveries or other metal recoveries in small scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

ENVIRONMENTAL FACTORS

All phases of the Corporation's operations are subject to environmental regulation. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Corporation's operations.

COMPETITION AND AGREEMENTS WITH OTHER PARTIES

The mining industry is intensely competitive in all of its phases, and the Corporation competes with many companies possessing greater financial resources and technical facilities than themselves. Competition in the mining business could adversely affect the Corporation's ability to acquire suitable producing properties or prospects for mineral exploration in the future.

CONFLICTS OF INTEREST

Certain directors of the Corporation are officers and/or directors of, or are associated with other natural resource companies that acquire interests in mineral properties. Such associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict will disclose the conflict to a meeting of the directors of the company in question and will abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, the company in question will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. In accordance with the laws of the Yukon Territory, the directors of all companies are required to act honestly, in good faith and in the best interests of a company for which they serve as a director.

TITLE TO ASSETS

Although the Corporation has reviewed and is satisfied with the title for all mineral properties in which they have a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

POLITICAL AND ECONOMIC INSTABILITY IN SOUTH AMERICA

Certain of the Corporation's exploration and development activities occur in Bolivia and Ecuador. As a result, the Corporation may be affected by risks associated with political or economic instability in those countries. The risks include, but are not limited to: military repression, extreme fluctuations in currency exchange rates, labour instability or militancy, mineral title irregularities and high rates of inflation. Changes in mining or investment policies or shifts in political attitude in the aforementioned countries may adversely affect the Corporation's business. Operations may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted.

FOREIGN CURRENCY

The Corporation's operations throughout North and South America render the Corporation subject to foreign currency fluctuations which may materially affect financial position and results. The Corporation does not engage in currency hedging to offset any risk of currency fluctuations.

ITEM 2.  PROPERTIES.

OPERATIONS

Detailed information is contained herein with respect to the Hycroft mine (formerly known as the Crofoot/Lewis mine), the Mineral Ridge mine, and the Amayapampa and Capa Circa properties. Vista Gold holds the Hycroft mine through its wholly-owned subsidiaries, Vista Gold Holdings Inc., Hycroft Inc. and Hycroft Lewis. The reserves and average grades provided herein for the Hycroft mine have been estimated by the Corporation. Vista Gold holds the Mineral Ridge mine through its wholly-owned subsidiaries, Vista Gold Holdings Inc. and Mineral Ridge Inc. Vista Gold holds the Amayapampa and Capa Circa properties through its 100% interest in Sociedad Industrial Yamin Limitada, a Bolivian limited partnership. Estimates of reserves and production herein are subject to the effect of changes in metal prices and to the risks inherent in mining and processing operations.

HYCROFT MINE

The Hycroft mine and related facilities are located 54 miles (86 kilometres) west of Winnemucca, Nevada. The mine is an open-pit, heap leaching operation which produces gold and by-product silver. The Lewis mine was originally a sulphur mine. In 1983, it commenced operation as a small heap leach gold mine. The Corporation acquired the Lewis mine in early 1987 and completed construction of the adjacent Crofoot mine project in April 1988. In early 1989, the two mines were consolidated into a single operation under an ore purchase agreement, with ore from both properties processed through the larger and more efficient Crofoot plant. Hycroft Inc. began stripping at the new Brimstone pit, located one mile to the east of the existing Central Fault pit, in April 1996 and commenced construction of a new 3 million square foot leach pad and a 2,800 gallon-per-minute (10,598 litre-per-minute) leach solution processing plant in the summer of the same year. Ore from the Brimstone pit was hauled to the new leach pad beginning in September 1996 and the Brimstone plant commenced operation in February 1997. In 1998, the Hycroft mine produced 112,685 ounces of gold and 235,636 ounces of silver. Mining operations at the Hycroft mine were suspended in December 1998.

Gold production is expected to continue in 1999 and 2000 from gold contained in the heap leach pads. The Corporation will continue to review the economic situation and gold resources to determine whether operations can be restarted. Reclamation will proceed in areas which will not be disturbed by future operations.

DESCRIPTION OF PROPERTIES

The Crofoot and Lewis properties together comprise approximately 9,600 acres (3,885 hectares). The Crofoot property, originally held under two leases, covers approximately 3,600 acres (1,460 hectares). The Lewis property, which virtually surrounds the Crofoot property, is held through a lease which covers approximately 6,000 acres (2,430 hectares). The mine is accessible by road and has access to adequate supplies of water and power. The major mining facilities consist of mobile mining equipment, a three stage crushing and conveying system (currently idle), four leach pads, two Merrill-Crowe gold-silver recovery plants and associated maintenance and support facilities.

GEOLOGY AND HISTORY

The Hycroft mine is located on the western flank of the Kamma Mountains. The deposit is hosted in a volcanic eruptive breccia and conglomerates associated with the tertiary Kamma Mountain volcanics. The volcanics are mainly acidic to intermediate tuffs, flows and coarse volcaniclastic rocks. Fragments of these units dominate the clasts in the eruptive breccia. Volcanic rocks have been block-faulted by dominant north trending structures which have affected the distribution of alteration and mineralization. The Central Fault and East Fault control the distribution of mineralization and subsequent oxidation. A post-mineral range-front fault separates the ore body from the adjacent Pleistocene Lahontan Lake sediments in the Black Rock desert. The geological events have created a physical setting ideally suited to the open-pit, heap leach mining operation at the Hycroft mine. The heap leach method is widely used in the southwestern United States and allows the economical treatment of oxidized low-grade ore deposits in large volumes.

The known gold mineralization within the Crofoot and Lewis properties extends for a distance of three miles (4.8 kilometres) in a north-south direction by
1.5 miles (2.5 kilometres) in an east-west direction. Mineralization extends to a depth of less than 330 feet (100 metres) in the outcropping to near-outcropping portion of the deposit on the northwest side to over 990 feet (300 metres) in the Brimstone deposit in the east. Not all the mineralization is oxidized and the depth of oxide ore varies considerably over the area of mineralization. The determination of whether mineralization can be mined economically is dependent on the grade of mineralization, the depth of overburden and the degree of oxidation.

In 1992, Hycroft Inc. exercised its options to convert its leasehold interests in the Crofoot property into a 100% ownership interest in the patented mining claims, a 100% possessory interest in the unpatented claims and a 100% interest in the incidental rights thereto, all subject to 4% net profits royalties and excluding rights to sulphur. No royalty payments were made in 1995, 1994 and 1993 because minimum royalty payments made prior to 1993 aggregating $2.8 million were available for credit against the royalty obligations. The Crofoot lease/purchase agreement was amended in 1996 to provide for minimum advance royalty payments of $120,000 on January 1 of each year in which mining occurs. An additional $120,000 payment is due if ore production exceeds 5.0 million tons from the Crofoot property in any calendar year. All advance royalty payments are available as credit against the 4% net profits royalty. The aggregate acquisition cost to Hycroft Inc. was $6,881,481 and was financed by the issuance of Common Shares and the assumption of certain debts associated with the Lewis mine. The leasehold interest in the Lewis property extends until January 1, 2013 or for so long thereafter as Hycroft Lewis continues to conduct commercial mining operations on the property.

The Lewis lease provides for the payment to the lessor of a 5% net smelter return royalty on gold production. The royalty increases for ore grades above
0.05 ounce per ton and is offset by annual advance minimum royalties. The Corporation has the right to commingle the ore from the Lewis property with ore from the adjoining Crofoot property under an agreement with the lessor of the Lewis property.

The ore reserves mined in 1998 in the Brimstone deposit, which lies partially on the Crofoot property and partially on the Lewis property, were processed on both the newly constructed Brimstone leach pad and the older Crofoot pad. The allocation of metal produced from the commingled Crofoot and Lewis ores is calculated using methods consistent with industry standards. The same method will be employed during 1999 if gold mining is restarted.

MINING AND PROCESSING

During 1998, Hycroft Inc. excavated a total of 7.1 million tons of ore. For each ton of ore mined, 0.42 tons of waste was excavated. Waste stripping was suspended in January 1998. Ore mining was suspended in December 1998.

Until November 1996, higher grade ore was crushed prior to treatment on the leach pads. From November 1996 to December 1998, all ore was hauled directly to the leach pads without crushing. Dilute alkaline cyanide solution is pumped from a pond to the heap surface and distributed evenly over the crushed and run-of-mine ore through a network of pipes and irrigation sprinklers or drip emitters. The solution percolates down through the layers of ore, preferentially leaching gold and silver from the rock. This pregnant solution, containing dissolved gold and silver, flows along the surface of the impervious leach pad to a collection ditch from which it drains into one of two pregnant solution ponds. The low-grade solutions are recirculated to the heaps to increase the amount of gold in the solution, and the high-grade solution is pumped directly to the recovery plant where the gold and silver are extracted. The process is a zero-discharge closed circuit.

The Crofoot recovery plant can process up to 3,000 gallons (11,355 litres) of solution per minute from leach pads 1, 2, 3 and 5 (18,000 tons of solution per day) and the Brimstone recovery plant can process up to 2,800 gallons-per-minute (10,600 litres-per-minute) of solution from the Brimstone leach pad (also referred to as pad 4). This process includes filtering to remove particulates, de-aeration to remove dissolved oxygen and introduction of small quantities of zinc dust. The dissolved gold and silver precipitate out of the solution onto the zinc particles which are then removed by a second stage of filtration. The barren solution is returned to the leaching circuit. The precipitate is treated to remove mercury, then mixed with fluxes and smelted to yield a dore bar. Dore bars are shipped offsite for refining and sale. Gold and silver production from the Hycroft mine is refined by Metalor USA Refining Corporation. Alternate refiners are available if necessary.

ORE RESERVES

At January 1, 1999, the Corporation had no ore reserves estimates for the Hycroft mine. This compares to proven and probable reserves at January 1, 1998 of approximately 25.2 million tons grading 0.02 ounces of gold per ton, with 23.4 million tons identified as proven reserves and 1.8 million tons as probable reserves in total containing 515,000 ounces of gold. As of January 1, 1999, the Corporation had estimated, measured and indicated resources in the Brimstone Pit of 15.4 million tons at a grade of 0.0194 ounces of gold per ton (containing 299,000 ounces of gold). These resources are contained in a designed excavation (pit) that would be economic at a price of $350 per ounce. The reduction in ore reserves was due in part to ore mined during 1998 and to some mineralization becoming uneconomic to mine due to a lower gold price.

In 1998, no gold reserves were added to the Hycroft mine. A comparison of estimated reserves actually mined at Brimstone compared to reserves estimated to be present based on exploration results indicated a positive variance of 33%. The Corporation intends to review the reasons for this variance and carry out further exploration drilling to better sample the orebody. If the upgrading is confirmed, it is possible that the Brimstone deposit could contain mineable reserves.

Ore reserves are adjusted annually by the Corporation by the amount extracted in the previous year, by the additions and deletions resulting from new geological information and interpretation and from changes in operating costs and metal prices. Ore reserves are not revised in response to short-term cyclical price variations in metal markets.

OPERATING STATISTICS

Operating statistics for the Hycroft mine for the period 1994 to 1998 were as follows:

                                                             YEARS ENDED DECEMBER 31
                                                   ---------------------------------------------
                                                     1998      1997     1996      1995     1994
                                                   -------   -------   ------   -------   ------

Ore and waste material mined (000's of tons).....   10,127    37,531   36,882    37,279   26,438
Strip ratio......................................     0.42      2.53      1.8       2.7      2.0
Ore processed (000's of tons)(1).................    7,117    10,629   13,060     9,931    9,255
Ore grade (oz. gold/ton).........................    0.018     0.020    0.018     0.019    0.020
Ounces of gold produced..........................  112,685   117,378   89,381   101,128   94,868
Direct cash operating costs ($/oz. of gold)(2)...     $222      $246     $274      $272     $294

----------
(1) Ore processed means ore placed on pads but not necessarily leached during the year.
(2) Direct cash operating costs which is the sum of mining costs (excluding deferred waste stripping) and processing and mine administration cost, net of silver credits.

Gold production for 1998 was down 4% from 1997. Decreased gold production was due to fewer ore tons being placed on the pads for processing as a result of the reduction of mining activities and subsequent suspension in December 1998. The decrease in ore tons placed on the pads was partially offset by higher average ore grades.

MINE SITE EXPLORATION

In 1998, exploration activity at the Hycroft mine was limited due to depressed metal prices. There is significant potential to extend oxide mineralization to the south, along strike, at both the Central Fault and Brimstone deposits, but the greatest upside lies in the largely unexplored sulfide mineralization below the Brimstone deposit.

Current resources at Brimstone are limited to the oxide cap of an apparently large but previously unexplored gold-bearing sulfide system. Two diamond drill holes, drilled in 1996 and earlier, have intercepted mineralized sulfides averaging 0.023 ounces per ton gold and 0.5 ounces per ton silver over intervals exceeding 500 feet (153 metres) in thickness. Vista Gold intends to investigate this resource when market conditions improve.

MINERAL RIDGE MINE

SUMMARY

On October 21, 1998, the Corporation acquired the Mineral Ridge mine through the purchase of all of the shares of Mineral Ridge Resources Inc. from Cornucopia Resources Ltd. ("Cornucopia") in consideration for 1,562,000 Common Shares of Vista Gold with an aggregate value of $250,000 and Vista Gold having subscribed on a private placement basis for 2,777,777 common shares of Cornucopia with an aggregate value of $250,000. As part of the transaction, Mineral Ridge Inc. amended an existing loan agreement with Dresdner Bank AG ("Dresdner"). The amended agreement revised the terms of repayment of the previously outstanding loan and accrued interest totalling approximately $13.5 million and provided additional loans to Mineral Ridge Inc. totalling $1.6 million which will be used to pay amounts owing to other creditors of Mineral Ridge Inc. The revised agreement required the contribution of $5.0 million of mining equipment to the project by Vista Gold. Net cash flow from the project will be distributed on the basis of 70% to Dresdner and 30% to the Vista Gold after deduction of $800,000 of management fees payable to Vista Gold over the next two years and rescheduled principal payments on the additional loans used to repay other creditors. The interest rate on the loans will be LIBOR plus 2% and the loans, which will not be guaranteed by Vista Gold, will be collateralized by the assets of Mineral Ridge Inc. and the $5 million of mining equipment contributed by Vista Gold. As part of the agreement with Dresdner, Mineral Ridge Inc. liquidated forward gold hedges to provide $3.5 million, which is to be used as working capital and to pay for capital improvements on the project.

Prior to the acquisition of the Mineral Ridge mine by the Corporation, the mine had been shut down since December 1997. The mining operation has been restarted and the processing plant is now undergoing start-up and commissioning. The plant commissioning activities include a number of significant modifications which were identified prior to the acquisition. In addition, a critical ore feeding arrangement, which was identified as inadequate during start-up, was replaced during the month of February 1999.

DESCRIPTION OF PROPERTY

The Mineral Ridge property is located near the town of Silver Peak, approximately 35 miles (56 kilometres) southwest of Tonopah, Nevada and covers approximately 3,130 acres (1,267 hectares). The Mineral Ridge mine is an open pit, heap leach mining operation owned by Mineral Ridge Inc., an indirect wholly-owned subsidiary of Vista Gold. The mine achieved mechanical completion on May 29, 1997 and poured its first gold on June 24, 1997. Operations at the Mineral Ridge mine consist of open pit mining, four-stage crushing, agglomeration and heap leach extraction of gold using conventional cyanide and carbon adsorption methods. The processing facilities are designed to handle a minimum of 2,700 tons of ore per day over a 350 day operating year. Nine separate mineable gold deposits have been defined on the property with several additional areas of inferred mineralization identified.

LAND STATUS

The land package controlled by Mineral Ridge Inc. consists of a total of 195 claims in four separate parcels of land, covering approximately 3,130 acres (1,267 hectares). The four parcels include the Mineral Ridge minesite, the Valcalda spring deeded land west of the minesite, the Blair townsite and two patented millsites adjacent to the town of Silver Peak.

Mineral Ridge Inc. acquired its interest in the properties through agreements with the underlying land owners, the Mary Mining Company and Benguetcorp USA, Inc.

The Mary Mining Company land covers the Mary and Drinkwater deposits, which make up most of the known reserves on the properties. Mineral Ridge Inc. optioned the Mary properties in April 1993, paying $10,000 for an exploration and due diligence period, and exercised the Lease Option in July 1993 for $200,000. Production royalties based upon a percentage of net smelter returns from production tied to the prevailing gold price, are payable to Mary Mining Company for the properties. The net smelter return for the price of gold under $500 per ounce is 4%. Minimum advance royalty payments totalling $130,000 have been made which will be credited cumulatively against the production royalties. The minimum advance royalties are due on July 15th of each year and total $60,000 annually.

Mineral Ridge Inc. acquired the Oromonte claims block from Benguetcorp USA, Inc., in June 1996 upon payment of $1,200,000. This ground covers the plant facility site and includes the Oromonte pits mined in 1996 and the Brodie, Soleberry and Blue Lite deposits. The only portion of mineable reserve affected by underlying net smelter return royalties (2.5%) for the Benguetcorp properties is in the Brodie pit, on the Soda patented claim.

GEOLOGY

The Mineral Ridge gold deposits are located on the northeast flank of the Silver Peak Mountain Range in south eastern Nevada. The Silver Peak Mountain Range consists of two northwest trending parallel belts of pre-Tertiary sedimentary and metamorphic rocks, which are separated and partially overlain by Tertiary felsic volcanics of the Silver Peak caldera. The southern sedimentary belt is comprised of Cambrian and Ordovician sediments which have been intruded by a Mesozoic to Tertiary granitic pluton. The northern belt, which forms Mineral Ridge, is comprised of a northwest-trending early Tertiary granitic uplift capped by Precambrian metasediments and Tertiary volcanics. The gold deposits of Mineral Ridge are localized along shallow, northeast-dipping faults within the lower Wyman Formation of Precambrian age.

This range is situated within the central Walker Lane structural zone, a region of extensive Late Cenozoic right-lateral wrench-faulting, which separates the Great Basin geomorphic province from the

Sierra Nevada Mountains to the west. The Walker Lane Belt formed in response to the onset of crustal extension in the early Tertiary. The complex structure of the belt includes both high-angle strike-slip faulting and low-angle thrust faulting, with a principle strike direction of northwest trend, along with northeast trending left-lateral secondary structures separating structural blocks along the trend. Other features characteristic of the Walker Lane Belt include areas of large scale extension, detachment faults and metamorphic core complexes. With the onset of extension, magma rose in the crust and numerous shallow intrusions and associated volcanic centers were emplaced of various compositions. Precious and base metal mineral deposits ranging from epithermal to porphyry style formed in the belt, often associated with these late intrusions. The Walker Lane Belt hosts numerous famous mining districts including the Comstock, Yerrington, Rawhide, Candelaria, Tonopah, Goldfield and Silver Peak mining camps.

GEOLOGY AND MINERALIZATION

The Mineral Ridge gold deposits are detachment-fault hosted mesothermal quartz vein and replacement deposits localized on the crest and flanks of an early Tertiary metamorphic core complex. Mineral Ridge is a northwest tending, doubly plunging, antiformal uplift of intermediate to felsic granitic rocks, varying from granodiorite to alaskite; capped by a metamorphic carapace of Precambrian metasediments which host the gold deposits. The core granite exhibits foliation and lineation parallel to the contact with the overlying metasediments, with the deformation extending up to one hundred feet into the upper portion of the intrusive. The Precambrian metasediments are comprised of the Wyman Formation, a sequence of thin-bedded mica schist, calc-silicate rocks and calcite marble after original interlayered limestone and shale paleolith. The Wyman Formation is overlain in low-angle fault contact by the Reed Dolomite, which is in turn covered by Cambrian sediments. The core granite and sediments are cut by several ages of dikes and sills ranging in composition from granite pegmatite to diabase, with the mafic varieties often closely associated with the gold mineralization.

Precious metal mineralization at Mineral Ridge is found in three types of deposits, with the most important styles being lenticular quartz bodies and manto replacements in the Wyman Formation limestone/marble beds. The quartz veins occur within the sheared contact zone between the core granite and Wyman Formation, usually in zones of dilation located on the eastern flank of anticlinal folds and where more brittle beds or intrusive rocks have been fractured and mineralized.

The Mary Limestone, a blue-gray, finely crystalline marble containing boudins and augen of quartz, calcite and granitic to felsic intrusives within intensely folded groundmass, is the host for silicic replacement ore formed adjacent to the veins. Up to 5% disseminated pyrite and lesser galena and sphalerite occurs in the Mary Limestone ore, with replacement of the limestone by silica, chlorite and calcite. The ore bodies can occur as a single lens or as a stack of lenses separated by mylonite and/or intrusive sills, with an aggregate thickness of up to one hundred and forty feet of mineable ore.

The ore zones on Mineral Ridge occur as north-south to north-west trending lenses of mineralization which rake at a shallow angle to the dip of the formations and structural contacts. The most favourable orientation for forming an ore shoot includes the steeply dipping east flank of anticlinal folds and the intersection of north-south strike faults of reverse displacement. The ore zones are cut by east-west to north-east trending high angle post-mineral faults of minor vertical displacement. Individual ore bodies mined underground in the past totalled several tens of thousands of tons at around 0.25 ounces per ton. The average size of open pit deposit on Mineral Ridge is about 450,000 tons at 0.065 ounces per ton. Exploration potential on the Mineral Ridge claims is considered excellent based upon widespread drilling, underground exposures and surface geology. Several targets have been partially tested by widespread drilling, surface sampling and mapping.

HISTORY

The Mineral Ridge mine was constructed by Cornucopia for a cost of approximately $17 million. The project was completed on May 17, 1997 and the first gold was poured on June 20, 1997. However, the project failed to meet commercial production loan tests and was shutdown in December 1997. Vista Gold has completed an in-depth technical review and has undertaken a number of modifications to the facility prior to the restart of operations intended to eliminate the problems experienced by Cornucopia. The improvements include changes to the crushing and agglomeration circuits, the addition of surge capacity to the crushing plant, employment of a coarser crusher product size and the introduction of strong leach solutions during the agglomeration process, all of which Vista Gold believes will improve the rate of recovery of gold.

MINING AND PROCESSING

Vista Gold has moved a portion of its mining fleet, including four 150-ton trucks and a 23 cubic-yard (17.6 cubic-metre) hydraulic shovel, from the Hycroft mine to the Mineral Ridge property. The open-pit operations will require the mining of approximately 4,000 tons of ore and 16,000 tons of waste rock each day. The plant, which uses four-stage crushing and heap leaching is estimated to achieve a metallurgical recovery of 75% on ore at an average grade of 0.06 ounces per ton.

The mine and plant were in production for just one month in 1998. During that time, Mineral Ridge mined 3.44 tons of waste for every ton of ore mined. In 1999 ore will be mined at the rate of 4,000 tons per day and the Corporation expects to mine 3.84 tons of waste for every ton of ore mined.

The process plant consists of a four-stage crushing plant, which reduces the rock size to -1/4 inch (-0.6 centimetre) prior to agglomeration with cyanide solution. The agglomerated ore is then placed in approximately 25 feet (7.6 metres) lifts on a heap leach pad. Leaching is carried out using a dilute alkali cyanide solution which is distributed over the surface of the ore through a network of pipes and drip emitters. The solution percolates down through the layers of ore preferentially leaching gold from the rock. This pregnant solution containing dissolved gold then flows along the surface of the impervious synthetic liner of the leach pad into the pregnant solution pond. From the pond the solution is pumped through a gold recovery plant at a rate of up to 1000 gallons-per-minute (3,785 litres-per-minute). The gold recovery plant consists of five carbon columns where activated coconut-shell charcoal (carbon) adsorbs the dissolved gold from the pregnant solution. Solution exiting the carbon plant flows into a barren pond, pH and cyanide levels are adjusted and the solution is pumped back to the heaps for reuse. This is a closed-circuit process with zero discharge.

Periodically carbon loaded with gold is removed from the columns and the gold is stripped off into a more concentrated solution using a strong, caustic cyanide solution at elevated temperature and pressure. The stripped carbon is reconditioned and returned to the carbon column. The gold-rich strip solution is pumped through electrowinning cells and the gold in solution plates out as metal on stainless steel wool. At regular intervals the wool is removed from the electrowinning cells and the gold is washed off as sludge. The gold sludge is then filtered, dried and melted into dore bars. The dore bars are shipped off site for refining and sale. Gold from the Mineral Ridge mine is refined at Handy & Harman but alternate refineries are available if necessary.

ORE RESERVES

As at December 31, 1998, the Corporation estimates the proven and probable reserves to be 4 million tons at a grade of 0.06 ounces per ton containing 241,000 ounces of gold. The average estimated cash production costs will be $226 per ounce and production is planned to be between 40,000 to 45,000 ounces in 1999.

OPERATING STATISTICS

Start-up activities at the Mineral Ridge mine were commenced in November 1998. Operating statistics for the Mineral Ridge mine during this initial start-up period (from November 1, 1998 to December 31, 1998) are set out below.

                                                     TWO MONTHS ENDED
                                                     DECEMBER 31, 1998
                                                     -----------------
Ore and waste material mined (000's of tons)....            310
Strip ratio.....................................           3.44
Ore mined (000's of tons).......................             70
Ore crushed (000's of tons)(1)..................             39
Ore grade (oz. gold/ton)........................          0.052
Ounces of gold produced.........................            153
Cash operating costs ($/oz. of gold)(2).........              -(3)

----------
(1) Ore crushed means ore introduced to the four-stage crushing circuit and placed on the pads but not necessarily leached during the year.
(2) Cash operating costs is composed of all direct mining expenses including inventory changes, refining and transportation costs, less by-product silver credits.
(3) The cash operating costs have been omitted because the mine is in the initial start-up phase and accordingly, it is not possible to accurately determine the true cash operating costs.

MINE SITE EXPLORATION

In December 1998, the Corporation started a drilling program designed to add reserves to the project. Thirty reverse-circulation holes totalling 4,750 feet (1,450 metres) were drilled. Seven holes were drilled in the Blue Lite prospect, and 23 holes were drilled in the Mary mine area.

Drilling at Blue Lite showed that mineralization extends to the south, and three holes intersected mineralization greater than cutoff. Further drilling will be completed in 1999 with the intent of adding the Blue Lite area to the current reserve base at Mineral Ridge.

Of 23 holes drilled in the Mary area, 12 intersected mineralization over the current cut-off grade. It is expected that this drilling will add 5,000 to 10,000 ounces to the current Mary resource. After further drilling at the Mary deposit in 1999, a new mineable reserve will be calculated.

AMAYAPAMPA AND CAPA CIRCA PROPERTIES

AMAYAPAMPA PROPERTY

SUMMARY

The Amayapampa property consists of 24 mining concessions covering 1,989 acres (805 hectares) plus an additional 16,803 acres (6,800 hectares) in regional exploration and exploitation concessions. The deposit is approximately 1,970 feet (600 metres) in strike length, 98 to 230 feet (30 to 70 metres) in width, and extends to over 656 feet (200 metres) in depth. Gold occurs free and associated with sulfides in a structural zone in which quartz veins were emplaced then sheared prior to introduction of sulfides and gold mineralizing solutions. Prior to the Amalgamation, CEM mined the Amayapampa deposit using primarily open-stope methods at a rate of approximately 220 tons of ore per day, and processed the ore in two mills on site. See "Ownership" and "History" below.

In 1998, the Corporation completed a development plan to reopen the Capa Circa underground mine approximately six miles from the Amayapampa site and supply ore to a processing plant which would be built at Amayapampa to treat ores from both properties. The Corporation also began optimizing the feasibility study on the Amayapampa property in late 1998 and completed this work during the first quarter of 1999. Under the optimized feasibility study, nearly 505,000 gold ounces could be produced over the 12-year life, at an average rate of almost 43,000 ounces per year. Gold production from Amayapampa and Capa Circa during the first five years of operations when Capa Circa is in production will average 50,100 ounces per year, and this level of production can be sustained with continued exploration/development success at Capa Circa. The initial capital costs are estimated to be about $26 million, including a 20% contingency, and necessary working capital. Average operating costs are estimated to be $7.89 per tonne of ore for a total cash cost of $157 per gold ounce. At a gold price of $300 per ounce, the project is expected to generate an after-tax internal rate of return of approximately 17%.

Approval of the permit to construct and operate, called the DECLATORIA DE IIMPACTO AMBIENTAL under Article 24 of the Environmental Law, was received on May 6, 1998. This permit was based on a 3,300-tonne-per-day ore processing project, and once financing arrangements are in place, the Corporation will request a modification of the permit to allow operation at the lower production rate.

LOCATION AND ACCESS

The Amayapampa property is located 186 miles (300 kilometres) southeast of La Paz in the Chayanta Municipality, Bustillos Province, Department of Potosi, in southwestern Bolivia (Latitude: 18DEG.34.5"S, Longitude: 66DEG.22.4"W). Access is via 167 miles (268 kilometres) of paved road from La Paz to Machacamarca near Oruro, followed by 62 miles (100 kilometres) of gravel road to Lagunillas, then nine miles (14 kilometres) of dirt road to Amayapampa. Total driving time is about six hours. Charter air service is available to Uncia, 22 miles (35 kilometres) from the project.

The Amayapampa property is situated within the moderately rugged Eastern Cordilleran region of Bolivia with elevations varying from 12,300 to 13,450 feet (3,750 metres to 4,100 metres) above sea level. The area is generally arid with a defined rainy season during the summer months of November through April. There is little or no precipitation during the rest of the year.

OWNERSHIP

On April 28, 1994, Da Capo entered into an agreement with Mr. David Anthony O'Connor of Casilla 11314, La Paz, Bolivia and La Compania Minera Altoro S.R.L. ("Altoro") of Casilla 11314, La Paz, Bolivia, both parties at arm's length to Da Capo, which was amended by agreements dated June 10, 1994 and July 15, 1994 (the "Altoro/O'Connor Agreement"), pursuant to which Mr. O'Connor and Altoro assigned to Da Capo:

(a) Altoro's exclusive right and option to acquire a 51% interest in eight mining concessions that constitute a part of the Amayapampa property (and a further option to acquire an additional 19% interest in such concessions), pursuant to an option agreement dated March 22, 1994 (the

     "Amayapampa Option") between Altoro and Raul Garafulic Gutierrez
     ("R. Garafulic") of Ave. Argentina No. 2057, Casilla 9285, La Paz, Bolivia and Compania Explotadora de Minas S.A. ("CEM", and collectively with R. Garafulic, the "Amayapampa Vendors") of Calle San Salvador 1421, Casilla 4962, La Paz, Bolivia. The Amayapampa Vendors are both parties at arm's length to Da Capo;

(b) Mr. O'Connor's exclusive right and option to acquire the Capa Circa property pursuant to an option agreement dated January 12, 1994 (the "Yamin Option Agreement") between Mr. O'Connor and Yamin. See "Capa Circa Property - Ownership"; and

(c) a 100% interest in the Santa Isabel Property, for which an exploration concession application had been made on behalf of Altoro.

As consideration for the assignment of the above interests, Da Capo issued a total of 1,000,000 Da Capo common shares to Mr. O'Connor between June 30, 1994 and April 16, 1996.

On February 5, 1996, Da Capo exercised the Amayapampa Option and acquired a 51% interest in the eight mining concessions that constitute a part of the Amayapampa property in consideration for: (i) the cancellation of a loan in the amount of $2,425,000 which had been previously made by Da Capo to R. Garafulic on December 22, 1994; and (ii) payment of $75,000 by Da Capo to R. Garafulic between March 22, 1994 and September 22, 1994.

On March 8, 1996, Da Capo entered into an agreement (the "Amayapampa Acquisition Agreement") with the Amayapampa Vendors to acquire the following interests in the Amayapampa property:

(a) R. Garafulic's remaining 24% interest in two mining concessions (the Gran Porvenir and Chayentena concessions) that are part of the Amayapampa property;

(b) R. Garafulic's 49% interest in six mining concessions that are part of the Amayapampa property; and

(c) CEM's 100% interest in 16 mining concessions that are part of the Amayapampa property.

In consideration for these interests, Da Capo:

(a) issued 1,000,000 special warrants (the "Amayapampa Special Warrants"), each exercisable to acquire one Da Capo Common Share without further payment, to a nominee of the Amayapampa Vendors on April 11, 1996; and

(b) made a non-recourse, interest-free loan of $3.24 million (the "Amayapampa Loan") to a nominee of the Amayapampa Vendors on April 11, 1996.

The Amayapampa Loan was secured by an assignment of all proceeds from the sale of any of 1,000,000 Da Capo common shares held by such nominee. The Amayapampa Loan was cancelled on April 29, 1996 upon the sale of such Da Capo common shares and Cdn.$4,355,000 received from the proceeds of such sale on or before May 7, 1996.

After being acquired by the Amayapampa Vendors, the Amayapampa Special Warrants were transferred to third parties at arm's length to Da Capo in transactions exempt from prospectus requirements under the relevant securities legislation.

On August 14, 1996, Da Capo issued 1,000,000 Da Capo common shares without payment of any additional consideration upon the deemed exercise of the Amayapampa Special Warrants.

All of Da Capo's interests in the Amayapampa property were transferred into the name of its subsidiary, Yamin, on April 11, 1996.

Ms. Elizabeth Mirabel, a resident of Bolivia at arm's length to Vista Gold, holds the remaining 25% interest in the Gran Porvenir and Chayentena mining concessions, which constitute 604 hectares of the Amayapampa property. On June 28, 1996, Da Capo and Ms. Mirabel entered into a lease agreement (the "Lease") under which Ms. Mirabel granted a lease for her 25% interest in the two mining concessions in favour of Da Capo for a term of ten years commencing July 10, 1996 and renewable for an additional ten year term. During the first two years of the Lease, Da Capo will pay Ms. Mirabel $7,000 per month, and $10,000 per month for the subsequent eight years.

As a result of the Amalgamation with Da Capo, Vista Gold acquired the Amayapampa property.

A legal dispute in Bolivia in which a Mr. Estanislao Radic brought legal proceedings in the lower penal court in Bolivia against Raul Garufulich, resulted in comments in the Bolivian press questioning the validity of the Corporation's ownership of the Amayapampa property. In May 1998, a judge in the Bolivian penal court found that there was no justifiable case. In June 1998, a judge of the Superior Court of the District of Potosi dismissed the appeal of the case and indicated that there could be no further appeals on the matter in the Bolivian penal courts. The Corporation was, and remains, satisfied that its title to the Amayapampa property is secure.

HISTORY

The Amayapampa district was initially mined on a very small scale by indigenous peoples prior to the arrival of the Spanish conquistadors and small-scale mining continued during the Spanish colonial period into modern times. Prior to the Amalgamation, CEM mined the Amayapampa deposit using primarily open-stope methods at a rate of about 220 tons of ore per day and processed the ore in two mills on site. At that time, the Amayapampa mine was one of the largest producing underground gold mines in Bolivia and consisted of 32 levels of underground development. Upper level, generally oxidized ore was removed via the upper Virtus Adit (13,450 feet/4,100 metres) and trucked to the Porvenir mill, while lower sulfide ore was dropped by ore passes to the 2,790 foot (850-metre) long Virquicocha Adit (13,025 feet/3,970 metres) and taken out by electric locomotives to the Virquicocha mill. At both mills, gold was recovered via amalgam plates and gravity tables. The lower mill included a flotation circuit to upgrade the pyrite concentrate. Approximately 150 people worked at the mine and lived locally at the village of Amayapampa and at other small camps near the mine.

Since the Amalgamation, mining has ceased and the old mills removed as per an agreement with the previous owner. The Corporation has kept the miners employed in exploration, development and socio-economic projects during the period when the feasibility study was being prepared.

GEOLOGY

The Amayapampa property is located along the east flank of a north-south trending regional anticline near the top of the Ordovician sequence. The Amayapampa deposit underlies a north-northwest trending ridge approximately
0.3 miles (0.5 kilometres) east of the town of Amayapampa. The deposit is defined by about 48 diamond drill holes; 96 reverse-circulation drill holes; and 315 underground channel samples totalling 17,585 feet (5,360 metres) from more than 200 accessible cross-cuts in 43 different levels and sub-levels extending over a vertical distance of 682 feet (208 metres). The deposit is approximately 1,969 feet (600 metres) in strike length, 98 to 230 feet (30 to 70 metres) in width and has an overall dip of the mineralized envelope of 80 to 90 degrees west. The depth extent of continuous mineralization is in excess of 656 feet (200 metres) to about the 12,795 foot (3,900 metre) elevation, although some mineralization is present below this depth.

Da Capo channel, core drill and reverse-circulation drill hole samples were analyzed at Bondar-Clegg Laboratories in Oruro, Bolivia, with check samples analyzed at Chemex Laboratories in Vancouver, British Columbia. Because of the coarse gold particles and concerns about nugget effect, all samples were processed using the Hammer Mill Process (similar to a metallic screen assay). In addition to check assaying, Vista Gold has continued to use Bondar-Clegg and the Hammer Mill Process to analyze its samples, and in addition, has had an on-going check assay program in place for samples generated by Vista Gold's exploration and development program. Approximately 225 random assay pulps were check-assayed by three laboratories (American Assay Laboratory in Reno, Nevada, Cone Geochemical Inc. in Lakewood, Colorado, and Rocky Mountain Geochemical in Salt Lake City, Utah) and compared to original pulp assays with generally good agreement. Approximately 600 reverse-circulation drill hole sample splits from the Da Capo program were assayed and used to verify assays obtained from the original reverse-circulation sample splits. Sample splits are duplicate samples taken at the drill rig at the time of drilling. Sample splits show good correlation with original samples with some dispersion expected for this type of deposit.

Currently, the check assay results are being analyzed and reports being drafted, but initial indications are that assay results are in generally good agreement, with the possible exception of some early channel sample assays. Check assays show that assaying precision meets industry standards.

The host rocks are composed of black shales, sandstones, and siltstones which were weakly metamorphosed to argillites, quartzites, and siltites, respectively. Bedding dips are steep at 60 to 80 degrees west, with the east limb of the anticline being overturned and thus, also dipping steeply west.

The mineralized envelope is best described as a structural zone, within which were emplaced quartz vein sets along a preferential pre-quartz-vein fracture direction and post-quartz-vein faults and shears which were probably the conduits for gold-bearing fluids.

Most faults, shears and fractures are north-northeast to north-northwest trending and steeply dipping, both east and west, at 60 to 90 degrees. Quartz veins predominantly dip east. Locally within the zone of mineralization, are relatively flat, thrust-like faults which have offset quartz veins to a minor extent. These flat faults, commonly west-dipping at 40 to 45 degrees, are not generally mappable outside of the main structural zone which hosts the gold mineralization. A west-dipping, 45 degree fault projects into the pit on the northeast side of the deposit and was intersected by two vertical, geotechnical core holes. The base of mineralization may also be slightly offset by a similar west-dipping, 45 degree fault.

Oxidation effects are pervasive from the surface to depths of 66 to 98 feet (20 to 30 metres), with only partial oxidization below those depths. Hydrothermal alteration effects evident in fresh rock are minor, and occur as coarse sericite (muscovite) in thin (0.08 to 0.20 inch/2 to 5 millimetre) selvages along some quartz veins. In addition, chlorite is present in and adjacent to some quartz veins, but this presence may be a product of low grade metamorphism. Alteration effects are minimal overall, except for surface oxidization.

Mineralization is composed of quartz veins and sulfides and both constitute a visual guide to ore. Quartz veins, actually pre-gold, are a locus for later gold mineralization. Quartz veins are typically a few centimetres to two feet (0.5 metres) in width and commonly occur as sub-parallel vein sets. The strike extent can be 164 to 246 feet (50 to 75 metres) or more for any one vein or vein set, but the dip extent is not as well established and probably ranges up to 66 to 98 feet (20 to 30 metres). Multiple vein sets are present in the overall mineralized envelope and veins commonly pinch and swell along strike and down dip.

Sulfide mineralization entered the multiple fractures to deposit predominantly pyrite within and adjacent to quartz veins, as sulfide veinlets in the host rocks and as clots of coarse sulfides and disseminations of sulfide grains along fractures in the black argillites. Locally, sulfide disseminations are more prevalent in the quartzite/siltite interbeds than in the argillites. The total sulfide concentration for the overall mineralized zone is estimated at 3 to 5%.

Petrographic examination of the sulfide mineralization shows pyrite to dominate at plus 95% of the total sulfides; arsenopyrite is also present, as are minor amounts of chalcopyrite, galena, sphalerite, stibnite and tetrahedrite. Gold is present as free gold in association with pyrite, on fractures within pyrite and attached to the surface of pyrite and is often visible as discrete grains on fractures in quartz and argillite. Gold grains exhibit a large size-range, with much of the gold being relatively coarse at 40 to 180 microns. All gold grains display irregular shapes with large surface areas. No gold was noted to be encapsulated in either quartz or sulfide. The content of gold grains was verified as over 97% gold by scanning-electron-microprobe analysis.

EXPLORATION

In 1998, no exploration was undertaken at Amayapampa.

District-scale exploration potential exists for defining styles of gold mineralization similar to Amayapampa, which could be developed as satellite ore bodies. Specific targets on the Corporation's properties include the drill-inferred, potentially underground mineable, vein mineralization at Capa Circa, an untested surface geochemical target at Irpa Irpa, and raw exploration targets elsewhere within a 10 kilometre radius of Amayapampa.

UPDATED FEASIBILITY STUDY

The Corporation began optimizing the feasibility study on the Amayapampa property in late 1998 and completed this work during the first quarter of 1999. The optimized study projected that nearly 505,000 gold ounces will be produced over the 12-year life, at an average rate of almost 43,000 ounces per year. Gold production from Amayapampa and Capa Circa during the first five years of operations when Capa Circa is in production will average 50,100 ounces per year, and this level of production can be sustained with continued exploration/development success at Capa Circa. The initial capital costs are estimated to be about $26 million, including a 20% contingency, and necessary working capital. Average operating costs are estimated to be $7.89 per tonne ($8.70 per ton) of ore for a total cash cost of $157 per gold ounce. At a gold price of $300 per ounce, the project is expected to generate an after-tax internal rate of return of approximately 17%.

The optimized project has smaller annual production than originally contemplated, but has higher annual production than considered in the revised feasibility study produced by the Corporation in November 1997. The optimized study includes the same flow sheet consisting of a gravity and carbon-in-leach circuit with a projected metallurgical recovery of 85% and operating at a rate of 2,475 tons of ore per day.

Based on a gold price of $300 per ounce, the proven and probable reserves at Amayapampa are calculated to be 10.7 million tons grading 0.051 ounces per ton including dilution, containing 548,000 ounces of gold. Indicated resources at Capa Circa are 187,700 tons grading 0.23 ounces per ton including dilution, containing 46,000 ounces of gold.

The Corporation is investigating means of obtaining finances in order to move the project into design and construction. Approval of the permit to construct and operate, called the DECLATORIA DE IMPACTO AMBIENTAL under Article 24 of the Environmental Law, was received on May 6, 1998. This permit was based on a 3,300-tonne-per-day ore processing project, and once financing arrangements are in place, the corporation will request a modification of the permit to allow operation at the lower production rate.

CAPA CIRCA PROPERTY

SUMMARY

The Capa Circa property consists of four partly overlapping mining concessions covering 289 acres (117 hectares). Until the Amalgamation became effective, the Capa Circa property was mined primarily by open stoping methods at a rate of approximately 22 tons per day. Mineralization on the Capa Circa property is similar to that of the Amayapampa deposit, but consists of discrete veins within a mineralized zone approximately 490 feet (150 metres) wide that can be traced for about 1,970 feet (600 metres) along strike.

LOCATION AND ACCESS

The four overlapping mining concessions that constitute the Capa Circa property cover a total area of 289 acres (117 hectares).

The Capa Circa property is located 186 miles (300 kilometres) southeast of La Paz in Bustillo Province, Department of Potosi, in south-central Bolivia (Latitude: 18DEG. 34.5" S; Longitude: 66DEG. 22.4" W). The Capa Circa property is accessible via gravel road from Oruro to Llallagua/Uncia (68 miles/110 kilometres or approximately 2 1/2 hours) and a dirt road southeast from Uncia to the villages of Lagunillas and Chuqui Uta (approximately 1/2 hour). A short 1.2 mile (two kilometre) spur road leads east to the Capa Circa property from a point approximately 4.3 miles (seven kilometres) south of Lagunillas. A local power line runs along the east side of the Capa Circa property and supplies power to the present Capa Circa mine.

The property is situated within the moderately rugged Eastern Cordilleran region of Bolivia with elevations varying from 12,300 to 13,450 feet (3,750 to 4,100 metres) above sea level. The area is arid with rain falling minimally as thunder showers during the summer months of January to March. Occasional snow is reported during the drier winter months of May to August.

OWNERSHIP

On April 28, 1994, Da Capo was assigned an option to acquire the Capa Circa property pursuant to the Altoro/O'Connor Agreement. See "Amayapampa Property -Ownership".

Pursuant to the terms of the option agreement (the "Capa Circa Option Agreement") dated January 12, 1994 between Yamin and David Anthony O'Connor ("O'Connor"), which was assigned to Da Capo, Da Capo had the option to acquire all of Yamin's interest in three Bolivian mining concessions (the Santa Rosa, San Mateo and Innocentes concessions) which constitute a part of the Capa Circa property by making a payment of $4.8 million to Yamin on or before January 12, 1996. During the term of the Capa Circa Option Agreement, Da Capo was also required to pay to Yamin a total of $200,000, as follows:

(a)  $50,000 on April 12, 1994;
(b)  $50,000 on July 12, 1994;
(c)  $50,000 on January 12, 1995; and
(d)  $50,000 on July 12, 1995.

All of the above amounts were paid by Da Capo to Yamin and accepted by Yamin. On January 12, 1996, the Capa Circa Option Agreement expired.

Under the terms of a letter agreement (the "Yamin Letter Agreement") dated January 22, 1996 between Da Capo and Boris Yaksic and other members of the Yaksic family (collectively, the "Capa Circa Vendors") of Santa Rosa de Capa Circa, Casilla 3544, Cochabamba, Bolivia, who are all parties at arm's length to Da Capo and who collectively owned a 100% interest in Yamin, Da Capo would acquire a 100% beneficial interest in Yamin in consideration for payment of $500,000 and the issuance of 700,000 Common Shares with a guaranteed value of $1,555,000 to the Capa Circa Vendors on the date of signing a more formal agreement. The Yamin Letter Agreement was formalized by a purchase and sale agreement (the "Yamin Acquisition Agreement") dated as of March 1, 1996 among Da Capo, O'Connor and the Capa Circa Vendors, pursuant to which Da Capo and O'Connor acquired an 80% and 20% interest, respectively, in the shares of Yamin in consideration for payment of $500,000 and the issuance of 700,000 special warrants (the "Capa Circa Special Warrants") with a guaranteed value of $1,555,000. On August 14, 1996, Da Capo issued 700,000 Common Shares for no additional consideration upon the deemed exercise of the Capa Circa Special Warrants. Under the terms of a separate trust agreement (the "Trust Agreement") dated March 1, 1996 between Da Capo and O'Connor, O'Connor held his shares of Yamin as trustee for the benefit of Da Capo, with the result that Da Capo was effectively the beneficial owner of 100% of the shares of Yamin.

Yamin is a Bolivian limited liability company and was, at the time of the Yamin Acquisition Agreement, the sole owner of: (a) a 100% interest in the four mining concessions (the Santa Rosa, San Mateo, Innocentes and Santa Benigna concessions), which comprise the Capa Circa property; (b) the mill, machinery, tools, equipment and vehicles employed in Yamin's small-scale underground gold mining operations on the Capa Circa property; and (c) approximately 16,536 tons (15,000 tonnes) of pyritic tailings located on the Capa Circa property.

The other material terms of the Yamin Acquisition Agreement are as follows:

(a) all machinery, tools, equipment and vehicles owned by Yamin on April 1, 1996 remain the property of Yamin and may be freely used for continuing small-scale underground mining operations at the Capa Circa mine until such time as Da Capo terminates the current operations of the mine to permit the development of a larger mine on the Capa Circa property. At such time, ownership of the machinery, tools, equipment and vehicles will revert to the Capa Circa Vendors, who will have 90 days to remove such machinery, tools, equipment and vehicles from the Capa Circa property;

(b) title to the pyritic tailings located on the Capa Circa property was transferred to the Capa Circa Vendors on April 1, 1996. Upon the termination of current small-scale underground mining operations by Yamin at the Capa Circa mine, the Capa Circa Vendors will be permitted to treat such tailings in the existing concentrator at the Capa Circa Mine until the supply of tailings is exhausted. Treatment of these tailings will be conducted in such a way that the development of a larger mine on the Capa Circa property will not be adversely affected; and

(c) upon termination of the current small-scale underground mining operations at the Capa Circa mine, the Capa Circa Vendors will pay all severance benefits and indemnities in excess of $300,000 that are required under Bolivian law to be paid to mining personnel employed by Yamin.

As a result of the Amalgamation with Da Capo, Vista Gold acquired the Capa Circa property.

HISTORY

The district in which the Capa Circa property is located was first mined during the colonial period. Small-scale mining continued on until modern times and recently the main deposits have been exploited by mechanized means. The Capa Circa property and mine was purchased in 1938 as an antimony mine by the Yaksic family. Antimony mining continued at the Capa Circa property until approximately 1981 when declining antimony prices and probably declining reserves resulted in a conversion to gold mining.

The previous owners mined the Capa Circa deposit using underground methods at an estimated rate of 20 to 30 tonnes per day until shutdown upon the Amalgamation becoming effective.

GEOLOGY

The Capa Circa geology and mineralization are similar to the Amayapampa property. The Capa Circa property is hosted by Upper Ordovician shales and sandstones on the east limb of a regional anticline. The Capa Circa mineralization is hosted by a series of high angle, east dipping quartz veins in a 429 foot (150 metre) wide envelope. The mineralization is zoned, with antimony mineralization more prevalent in the eastern section. The Capa Circa mineralization is approximately 1,970 feet (600 metres) in length along strike and 820 feet (250 metres) down near-vertical dip. Further exploration may extend the strike length and may find down-dip extensions.

PREVIOUS EXPLORATION

Exploration by the Corporation consisted of surface trenching, underground mapping and channel sampling, and core drilling. Thirteen core holes were drilled in 1995 for a total of 8,022 feet (2,445 metres). The holes were drilled largely with HQ size core and total recovery averaged 93% overall. Several of the holes were drilled from underground locations. Sample intervals were selected geologically, and in some cases were up to 19.7 feet (six metres) in length.

Channel samples were collected from 8,054 feet (2,455 metres) of underground workings representing 20 different levels and sublevels, extending over a vertical distance of 459 feet (140 metres). Channel samples are collected at five metre intervals, with channels four to six inches (10 to 15 centimetres) wide and 0.8 to 1.2 inches (two to three centimetres) deep.

All exploration samples in the Capa Circa database were analyzed at Bondar-Clegg Laboratories in Oruro, Bolivia. Because of the coarse gold particles and concerns about nugget effect, all samples were processed using the Hammer Mill Process (similar to a metallic screen assay).

During 1997, over 1,895 channel samples were taken on drifts and cross-cuts in the Capa Circa mine. The results of these assays, taken with earlier drilling and channel sampling, confirm the presence of high-grade shoots of mineralization in the lower portions of the mine. The Capa Circa mine has essentially identical geology to Amayapampa, except that the gold bearing veins and structures are more widely spaced. The presence of at least six zones of lower grade mineralization surrounding the veins has been established. These zones are 328 to 492 feet (100 to 150 metres) in strike extent and are 98 to 164 feet (30 to 50 metres) in width, and may represent bulk mining targets.

1998 EXPLORATION

A review of the 1997 Capa Circa sampling program was completed in 1998. The program in 1997 consisted of 1,895 underground channel samples, over a vertical extent of 230 feet (70 metres) and a horizontal extent of 656 feet (200 metres). The program has outlined a resource of 198,000 tonnes (180,000 tonnes), at a grade of 0.23 ounces per tonne (eight grams per tonne) containing 46,000 gold ounces. The resource is hosted by five veins with an average horizontal width of 5.2 feet (1.6 metres), steep easterly dips and a total strike length of 1,394 feet (425 metres).

The resources are from the lowest portions of the mine (San Andres level), an area only recently accessed by traditional miners. The strike lengths of at least three of these vein sets may be extended with further exploration. The dip extent of mineralization for the resource estimate is 330 feet (100 metres) and may extend below that depth.

MINERAL INVENTORY

Sufficient data is lacking to determine a mineral inventory, but the Corporation's preliminary investigations indicated that the mineralization encountered by drilling and underground sampling in Da Capo's explorations program will require extraction by underground mining methods.

EXPLORATION POTENTIAL

At the Capa Circa property, the mineralization is open at depth. Additional potential also exists along strike in the mineralized zone. Significant additional drilling is required to determine a Capa Circa mineral inventory and to test the mineralized zone at depth and along strike.

EXPLORATION PROPERTIES

UNITED STATES

The only exploration performed by the Corporation in the United States was at the Hycroft and Mineral Ridge mines. See "Item 2. Properties - Hycroft Mine -Mine Site Exploration" and "Item 2. Properties - Mineral Ridge Mine - Mine Site Exploration".

VENEZUELA

In 1998, the Corporation terminated an option agreement with L.B. Mining Co. entered into in 1996 which granted an option to the Corporation to purchase a 100% interest in mining concessions comprising the Guariche gold properties in southeastern Venezuela. The Corporation terminated the option agreement because the economic terms were unacceptable in the current gold market.

BOLIVIA

The Corporation's Bolivian properties include the Amayapampa, Capa Circa, Iroco, Irpa Irpa and Copacabana gold properties.

COPACABANA PROPERTY

This project, located in south-central Bolivia, shows similarities to the Amayapampa property. An initial geochemical survey indicated the possibility of a large deposit. The survey showed a 500 foot (150 metre) by 2,000 foot (600 metre) long soil geochemical anomaly.

After an initial mapping program was completed, a reverse-circulation drill program was conducted. Of the seven holes completed, six had significant gold intercepts. The drilling indicated that the possibility of both bulk tonnage and high grade vein mineralization exists on this property. The best results from drill hole RC3 had 0.41 ounces per ton over 39 feet (12 metres).

A trenching and mapping program is planned for this property, followed by further diamond and reverse-circulation drilling programs. This project is an excellent early stage exploration target with the potential to be another Amayapampa-type deposit.

The Copacabana project was explored with diamond drilling and trenching in 1997. The drilling and trenching were performed along a 2,297 foot (700 metre) strike length of mineralized Ordovician shales. Wide zones of anomalous gold values were intersected in core drilling and trenching, and the property requires more exploration to define its potential. No exploration was performed in 1998.

IRPA IRPA PROPERTY

The Irpa Irpa property is situated three miles south of Capa Circa, with similarities to Amayapampa.

IROCO PROPERTY

The Iroco project is a gold project adjacent to one of Bolivia's largest silver mines at Oruro. The Corporation has an option to earn a 100% interest. Although no resource has been outlined as yet, drill hole results as high as
0.16 ounces per ton over 180 feet (55 metres) have been obtained.

The Iroco project, located three miles (five kilometres) west of Oruro, Bolivia has been farmed out to BHP. BHP has the right to earn a 60% joint venture interest in the property by performing $1 million in exploration by November 1999 and by making a cash payment of $500,000 each to Vista Gold and Compania Minera Altoro by November 2000. BHP conducted exploration on the Iroco project in 1998. BHP completed 7 holes, at wide intervals (250 metres). No significant results were achieved and BHP terminated its option.

ECUADOR

Effective July 8, 1998, Zamora, a corporation in which Vista Gold is a significant shareholder, completed the acquisition of various property interests in Ecuador from Compania Minera Gribipe S.A. ("Gribipe"), an Ecuadorian mineral exploration company. As a condition of the transaction, Zamora issued 39.5 million common shares to Gribipe for the acquisition of the property interests and an additional 7.6 million common shares to Vista Gold in settlement of debts owed to Vista Gold by Zamora. As a result of the transaction, Vista Gold's ownership of Zamora was reduced from 48.7% to 26.5%.

Under the transaction, Zamora acquired:

(a) Gribipe's 48.33% interest in the Mina Real and Mina Real 1 concessions, in which Zamora already held a 50% interest, for 17.0 million common shares at Cdn.$0.20 per share and 1,721,520 common share purchase warrants exercisable at Cdn.$0.20 per warrant; and

(b) Gribipe's 75% interest in the Nambija 1 concession for 22.5 million common shares at Cdn.$0.20 per share and 2,278,480 common share purchase warrants exercisable at Cdn.$0.20 per warrant.

Gribipe and Vista Gold have entered into a shareholders agreement under which they have agreed to vote their shares for a board of directors comprising of three nominees of Gribipe, one nominee of Vista Gold and one independent director.

Vista Gold will also continue to provide management support to Zamora for a period of at least one year under a management services agreement. In addition, Vista Gold has received 7,575,944 common shares of Zamora as consideration for the settlement of debts in the amount of Cdn.$1,515,188.71 owed by Zamora to Vista Gold. As a result of the private placements to Gribipe and Vista Gold, Gribipe owns approximately 57.0% and Vista Gold owns approximately 26.5% of the outstanding common shares of Zamora. The warrants will provide Gribipe with a mechanism to fund further exploration and development of the major properties now under Zamora's control. If the warrants are exercised in full, Gribipe will hold approximately 59.3% and Vista Gold will hold approximately 25.0% of the outstanding common shares of Zamora.

Gribipe is one of the largest mineral exploration companies in Ecuador and has been involved in a number of important exploration projects in Ecuador. Gribipe is now commencing studies to determine the feasibility of a limited mining and processing operation at the Campanillas mine. At Campanillas, Zamora has exercised an option to purchase a modern 150-tonne per day cyanide mill and is undertaking sampling and geologic studies to determine if there is sufficient ore available on Zamora's concessions to justify reactivation of the mill. Zamora now controls over 86,000 acres (35,000 hectares) of concessions in the Nambija region.

At the Campanillas mine, a complete survey of underground workings was completed.

Resampling and mapping of underground workings was completed, comprising 600 channel samples and 800 chip samples. Eighteen core holes were completed for a total of 1,814 feet (553 metres).

Zamora reports a mineable reserve of 13,230 tons at a grade of 0.32 ounces per ton of gold. On the Campanillas concession, mineralization was located in the Katy area, approximately 820 feet (250 metres) north of the Campanillas mines. Three parallel, gold bearing veins are considered to have the potential to contain at least double the current Campanillas reserve. On the Nambija I concession, areas of skarn mineralization have been identified.

The Campanillas mine has been rehabilitated and an overhaul of the crushing plant, ball mill and power generators were completed.

CANADA

The Corporation holds interests in two properties in Canada which continue to be explored by joint venture partners. They are the Manville project in Ontario and the Isle project in Manitoba.

Falconbridge Limited performed initial drill testing on the Manville project and Phelps Dodge Corp. performed initial drill testing on the Isle project.

1998 EXPLORATION EXPENDITURES

In the last two completed financial years, the Corporation incurred expenditures of the following approximate dollar amounts on exploration:

                                                         FINANCIAL YEAR
               DESCRIPTION                                 (MILLIONS)
               -----------                                 ----------
                                                       1998          1997
                                                       ----          ----

Mineral exploration, property evaluation and           $2.3          $2.2
  holding cost
Hycroft (mine-site)                                       -           0.1
Mineral Ridge                                           0.1             -
Exploration of Venezuelan properties (capitalized)      0.2           2.3
                                                       ----          ----
Totals                                                 $2.6          $4.6
                                                       ----          ----
                                                       ----          ----

1999 EXPLORATION PLAN

The 1999 exploration program will be limited by the amount of funds that the Corporation can obtain and make available for this purpose, which in turn will be a function of gold price and market conditions. The planned program involves programs at the Hycroft mine and the Mineral Ridge mine in Nevada and the Capa Circa project in Bolivia.

The Corporation's exploration focus in 1999 will be at its two U.S. properties in Nevada. At Mineral Ridge, the Corporation expects to spend $200,000 extending reserves at the Mary deposit and establishing resources or reserves in four areas outlying from current proven and probable reserves. The funds will be expended primarily on reverse-circulation drilling and will comprise 40 to 50 drill holes. A modest surface exploration program will examine three other areas of surface mineralization, in preparation for drilling in 2000.

At Hycroft, the Corporation will expend approximately $200,000 to attempt to upgrade current oxide reserves at the Brimstone deposit. The program will involve diamond drilling and reverse-circulation drilling.

In Bolivia, a small underground exploration program may be attempted in 1999 to upgrade the Capa Circa resource.

ITEM 3.  LEGAL PROCEEDINGS.

The Corporation is not aware of any pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which is, or would be, likely to have a material adverse effect upon the Corporation or its operations, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, by Vista Gold during the quarter ended December 31, 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON SHARES

The Common Shares of Vista Gold are listed on the American Stock Exchange and The Toronto Stock Exchange under the symbol VGZ. The following table sets out the reported high and low sale prices on the American Stock Exchange and on The Toronto Stock Exchange for the periods indicated as reported by the exchanges:

                                     AMERICAN STOCK EXCHANGE     THE TORONTO STOCK EXCHANGE
                                    -------------------------    --------------------------
                                     HIGH                LOW        HIGH             LOW
                                    -----               -----    ---------        ---------

1997    1st quarter..............   $1.38               $0.75    Cdn.$1.85        Cdn.$1.05
        2nd quarter..............    1.19                0.88         1.55             1.15
        3rd quarter..............    1.00                0.44         1.28             0.60
        4th quarter..............    0.50                0.19         0.69             0.26

1998    1st quarter..............    0.31                0.19         0.43             0.27
        2nd quarter..............    0.31                0.14         0.41             0.22
        3rd quarter..............    0.22                0.13         0.29             0.18
        4th quarter..............    0.22                0.13         0.34             0.20


On March 24, 1999, the last reported sale price of the Common Shares of Vista Gold on the American Stock Exchange was $0.19 and on The Toronto Stock Exchange was Cdn.$0.25. As at March 24, 1999, there were 90,715,040 Common Shares issued and outstanding, and Vista Gold had 835 shareholders of record.

DIVIDENDS

Vista Gold has never paid dividends. While any future dividends will be determined by the directors of Vista Gold after consideration of the earnings and financial condition of Vista Gold and other relevant factors, it is currently expected that available cash resources will be utilized in connection with the ongoing exploration and development programs of the Corporation.

EXCHANGE CONTROLS

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to nonresident holders of the securities of Vista Gold, other than a Canadian withholding tax. See "Item 5. Certain Canadian Income Tax Considerations for Non-Residents of Canada".

CERTAIN CANADIAN INCOME TAX CONSIDERATIONS FOR NON-RESIDENTS OF CANADA

Canadian withholding tax at a rate of 25% (subject to reduction under the provisions of any relevant tax treaty) will be payable on dividends paid to a holder of Common Shares who is not resident in Canada. The rate of withholding tax applicable to dividends paid on the Common Shares to a resident of the United States who beneficially holds such Common Shares would generally be reduced to 15% or, if the non-resident holder is a corporation that owns at least 10% of the Common Shares, to 5%. It is Revenue Canada's present published policy that entities (including certain limited liability companies) that are treated as being fiscally transparent for United States federal income tax purposes will not qualify as residents of the United
States under the provisions of the Canada-United States Income Tax Convention.

Upon a disposition or deemed disposition of Common Shares, a capital gain (or loss) will generally be realized by a non-resident holder to the extent that the proceeds of disposition are greater (or less) than the aggregate of the adjusted cost base of the Common Shares to the non-resident holder thereof immediately before the disposition and any reasonable costs of disposition. Capital gains realized on a disposition of Common Shares by a non-resident shareholder will not be subject to Canadian tax unless the non-resident holder and/or persons with whom the non-resident holder did not deal at arm's length, at any time within the five-year period before the disposition, owned or had an option to acquire 25% or more of the issued Common Shares of any class or series of Common Shares of Vista Gold. Under the Canada-United States Income Tax Convention, a resident of the United States who does not carry on a business from a permanent establishment or fixed base in Canada and who realizes a capital gain on the disposition of Common Shares that is otherwise subject to tax in Canada, will be exempt from Canadian income tax. It is Revenue Canada's present published policy that entities (including certain limited liability companies) that are treated as being fiscally transparent for United States federal income tax purposes will not qualify as residents of the United States under the provisions of the Canada-United States Income Tax Convention.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA

The selected financial data in Table I have been derived from the consolidated financial statements of the Corporation which have been prepared in accordance with accounting principles generally accepted in Canada. The selected financial data should be read in conjunction with those financial statements and the notes thereto. See "Item 8. Consolidated Financial Statements and Supplementary Data".


TABLE I

                                                         YEARS ENDED DECEMBER 31
                                          -----------------------------------------------------
                                           1998       1997        1996        1995        1994
                                          -------    -------     -------     -------    -------
                                                 (In thousands, except per share data)

RESULTS OF OPERATIONS
Gold sales                                $37,083    $ 40,123    $ 34,847    $39,659    $37,905
Net earnings (loss) before write-downs     (1,640)     (5,292)    (11,826)     2,159      5,116
Net earnings (loss)                        (1,640)    (54,019)    (11,826)     2,159      5,116
Net earnings (loss) per share before        (0.02)      (0.06)      (0.21)      0.05       0.15
  write-downs
Net earnings (loss) per share               (0.02)      (0.61)      (0.21)      0.05       0.15


                                                                AT DECEMBER 31
                                          -----------------------------------------------------
                                           1998       1997        1996        1995        1994
                                          -------    -------     --------    -------    -------
                                                             (In thousands)

FINANCIAL POSITION
Working capital(1)                        $10,282    $  (237)    $ 18,702     $21,672   $29,645
Total assets                               80,878     79,028      123,316      64,285    70,506
Long-term debt and other
    non-current liabilities                19,629      4,568        3,929       3,409     2,979
Shareholders' equity                       53,530     55,075      109,173      54,637    52,801

----------

(1) Including current portion of long-term debt of $2,372 - 1998; and $13,000 - 1997.

Had the consolidated financial statements of the Corporation been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would have been reported as shown in Table II.

TABLE II

                                                         YEARS ENDED DECEMBER 31
                                          -----------------------------------------------------
                                           1998         1997        1996        1995       1994
                                          -------    ---------   --------     -------    -------
                                                 (In thousands, except per share data)

RESULTS OF OPERATIONS
Net earnings (loss)                       $ 1,693     $(71,643)   $(35,187)   $ (708)    $5,090
Basic and diluted earnings (loss)            0.02        (0.80)      (0.62)    (0.02)      0.15


                                           1998         1997        1996        1995       1994
                                          -------    ---------   --------     -------    -------
                                                               (In thousands)

FINANCIAL POSITION
Total assets                              $66,551    $61,500     $123,316      $87,504    $70,453
Shareholders' equity                       39,203     37,546      109,172       77,855     52,983


See note 13 to the consolidated financial statements for the year ended December 31, 1998 under "Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements".

UNITED STATES$/CANADIAN$ EXCHANGE RATES(1)(3)

                                                                              AT DECEMBER 31
                                                  -------------------------------------------------------------------
                                                    1998              1997            1996        1995          1994
                                                  -------           -------         -------     -------       -------
As at December 31                                 $0.6504           $0.6999         $0.7301     $0.7325       $0.7129
Average(2)                                         0.6740            0.7220          0.7331      0.7283        0.7321
High                                               0.7105            0.7487          0.7515      0.7529        0.7159
Low                                                0.6341            0.6945          0.7215      0.7025        0.7097

----------
(1) Exchange rates are expressed as the amount of United States funds equivalent to one Canadian dollar, being the noon buying rates in New York City for cable transfers in Canadian dollars, as certified for customs purposes by the Federal Reserve Bank of New York.
(2) The yearly average rate means the average of the exchange rates on each day during a year. (3) On March 24, 1999, the noon buying rate as quoted by the Federal Reserve Bank of New York was $1.5040 (Cdn.$1.00 equals U.S.$0.6649).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

This discussion should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 1998 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Differences from United States GAAP are described in note 13 to the consolidated financial statements.

During 1998, 1997 and 1996, the Corporation's primary mining operation was the Hycroft (formerly Crofoot/Lewis) mine in Nevada, which began gold production in 1987. In January 1998, the Corporation took steps to improve its cash flow and liquidated its forward position in the gold futures market and reduced mining activities at the Hycroft mine. In December 1998, mining activities were suspended at the Hycroft mine. Gold processing and recovery will continue from inventoried ore in 1999 and 2000, with gold production for 1999 estimated at approximately 25,000 ounces.

In October 1998, the Corporation acquired the Mineral Ridge mine, a gold property located in Nevada. As of December 31, 1998, proven and probable reserves at the Mineral Ridge mine were 4 million tons at a grade of 0.06 ounces per ton containing 241,000 ounces of gold. Prior to the acquisition of the Mineral Ridge mine by the Corporation, the mine had been shut down since December 1997. Gold production for 1999 is estimated at between 40,000 and 45,000 ounces.

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

The net loss for 1998 was $1.6 million compared to a net loss of $54.0 million in 1997. The 1998 net loss included gains of $0.8 million from the disposal of assets, while the 1997 net loss included gains of $1.0 million from the disposal of assets. The 1998 net loss also included a one-time gain on the liquidation of gold futures of $3.2 million, while there was no similar gain in 1997. The 1997 net loss included a $48.7 million write down of mineral properties and investments. There were no similar write-downs in 1998. Excluding gains from the liquidations of gold futures and the disposal of assets, and write-downs of mineral properties and investments, the 1998 net loss of $5.6 was slightly less than the 1997 loss of $6.3 million.

Average gross realized prices declined in 1998 as the gold spot price continued to drop. Gold revenues of $37.1 million in 1998 decreased $3.0 million, or 8% from 1997, primarily because of the lower average gross realized price combined with a decrease in gold production.

                                                     1998          1997
                                                   -------       -------
          Gold (ounces)                            112,838       117,378
          Average gross realized price                $329          $342

Gold production decreased 4,540 ounces from 117,378 in 1997 to 112,838 ounces in 1998. The decrease in gold production was attributable to the reduction in mining activities at the Hycroft mine. In 1998, 7.2 million ore tons were mined as compared to 10.6 million ore tons in 1997. While ore tons mined decreased 32% in 1998, gold production only decreased 4%. The positive variance was largely due to measures taken in 1997 to improve solution flow rates and gold production, combined with higher than expected ore grades in 1998.

Lower average cash balances led to lower interest income for the year. Interest income in 1998 was $0.1 million as compared to $0.2 million in 1997. Total revenues decreased $3.2 million to $37.2 million in 1998.

Operating costs from mining operations decreased $3.9 million from 1997 to $27.0 million in 1998. The decrease was due to the reduction in mining activities at the Hycroft mine. Total tons mined, including waste tons, decreased to 10.4 million tons in 1998 from 37.5 million tons in 1997. The average cost per ton mined increased to $0.80 in 1998, as compared to $0.57 in 1997, as a result of inefficiencies associated with the reduction in mining activities.

Depreciation, depletion and amortization in 1998 of $6.3 million was relatively unchanged from 1997. However, the provision for reclamation and closure costs of $2.4 million in 1998 increased dramatically from $0.8 million in 1997. The increase compensated for the new Hycroft mine plan which called for the reduction and subsequent suspension of mining activities in 1998. The new mine plan optimized the mine's ore reserve in light of reduced gold prices and concentrated on lower production cost ounces. Amortization and accrual rates increased because of the reduction in total tons and ounces called for in the new mine plan.

Operating lease costs in 1998 decreased to $1.1 million as compared to $2.2 million in 1997. During 1998, the leases on several large pieces of mobile mining equipment terminated and the equipment was purchased at the end of the leases. The Corporation does not have any other outstanding major equipment leases.

Mineral exploration, property evaluation and holding costs were $2.6 million in 1998. Holding costs for the Corporation's Bolivian properties were $2.0 million in 1998. The Corporation incurred these holding costs while maintaining and protecting its property interests in Bolivia, operating its administrative office in La Paz, and sustaining its development and social operations at the Amayapampa and Capa Circa properties. There were no similar costs in 1997. Excluding the Bolivian holding costs, 1998 mineral exploration and property evaluation expenses were $0.6 million as compared to $2.3 million in 1997. The $1.7 million decrease reflects the Corporation's efforts to control costs and conserve cash in 1998. During 1998, the Corporation's exploration efforts were focused on Latin America and the Mineral Ridge mine in Nevada.

Corporate administration and investor relations decreased $1.2 million in 1998 to $1.5 million as the Corporation continued to reduce its overhead and administrative costs. Interest expense in 1998 was $0.7 million as compared to $0.8 million in 1997, reflecting the Corporation's lower average debt balance during the year.

In 1998, the gain on the disposal of assets was $0.8 million and primarily consisted of the sales of surplus mining equipment from the Hycroft mine and the sale of the Corporation's non-producing Tartan mine in Canada.

As discussed above, the Corporation liquidated its forward position in the gold futures market in January 1998. As a result, net hedging gains of $9.3 million were realized, of which $3.2 million was recognized immediately as other revenue with the balance deferred to subsequent periods. No such gain was recorded in 1997.

Income tax expense increased $0.1 million in 1998 to $0.2 million, primarily as a result of U.S. alternative minimum taxes which limit the Corporation's ability to utilize existing loss carry forwards.

Management regularly reviews the carrying values of its long-lived assets and investments. In 1997, the carrying values of certain properties and investments were written down by $48.7 million. No similar write-down was required in 1998.

1997 COMPARED WITH 1996

The net loss for 1997 was $54.0 million compared to a net loss of $11.8 million in 1996. The 1997 net loss included a $48.7 million write down of mineral properties and investments, while there was no similar write-down in 1996. The 1997 net loss also included gains of $1.0 million from the disposal of assets, while the 1996 net loss included gains of $0.5 million from the disposal of assets. Excluding these write-downs and gains, losses decreased $6.0 million from $12.3 million in 1996 to $6.3 million in 1997. The decrease in losses was largely attributable to improved gold revenues.

Despite lower average gross realized prices, gold revenues of $40.1 million in 1997 increased $5.3 million, or 15% from 1996 because of increased gold production as follows:

                                             1997              1996
                                           -------            ------
          Gold (ounces)                    117,378            89,381
          Average gross realized price        $342              $390

Gold production in 1997 increased 31%, or 27,997 ounces, from 1996. The increase in gold production was attributable to increased ore production combined with increased solution pumping capacity at the mine. Ounces placed on the heap leach pads increased 6% to 118,506 ounces in 1997. In 1997, the Corporation obtained the requisite environmental permits and increased the solution pumping capacity at the mine to improve flow rates and thereby improve production. At December 31, 1997, gold inventory at the Hycroft mine was 56,000 ounces as compared to 55,000 ounces in 1996.

Lower average cash balances led to lower interest income for the year. Interest income in 1997 was $0.2 million as compared to $0.7 million in 1996. Combined revenues from gold sales and interest income increased $4.8 million to $40.4 million in 1997.

Operating costs from mining operations decreased $1.2 million from 1996 to $30.9 million in 1997. The decrease from 1996 was due to general efficiency increases in light of lower gold prices. Total tons mined, including waste tons, increased to 37.5 million tons from 36.9 million tons in 1996. Mining costs decreased to $21.6 million in 1997 from $23.9 million in 1996. The combined mining cost per ton decreased to $0.57 in 1997 as compared to $0.65 in 1996.

Depreciation, depletion, amortization, and the provision for reclamation and closure costs in 1997 was 20% higher than 1996, due to the addition of new mining and processing equipment in 1996 combined with a mine plan change in 1997. The new mine plan optimized the mine's ore reserve in light of reduced gold prices and concentrated on lower production cost ounces. Amortization and accrual rates increased because of the reduction in total tons and ounces called for in the new mine plan. Operating lease costs in 1997 were approximately the same as 1996.

Mineral exploration and property evaluation expenses decreased 37% from 1996 to $2.3 million reflecting the Corporation's efforts to control costs in 1997. During 1997, the Corporation ceased exploration in the United States and in December, sold its remaining United States exploration interests. The Corporation's 1997 exploration program concentrated on Latin America.

Corporate administration, investor relations and other income and expenses decreased $0.4 million in 1997 to $2.5 million as the Corporation continued to reduce its overhead costs. Interest expense in 1997 was $0.8 million as a result of the new debt agreement entered into during the year. In 1996, no similar debt existed.

In 1997, the gain on the disposal of assets and mineral properties was $1.0 million and was primarily comprised of the divestiture of the Corporation's United States exploration properties combined with the sales of surplus mining equipment from the Hycroft mine.

Management regularly reviews the carrying values of its long-lived assets and investments. These evaluations indicated that the carrying values of certain properties and investments were overstated and, accordingly, were written down. Based upon management's evaluations, $48.7 million was written down, including: Bolivian mineral properties - $25.9 million; Hycroft mine - $17.5 million; Investment in Zamora - $2.7 million; Venezuelan mineral properties - $2.3 million; and Tartan Lake mine - $0.3 million.

YEAR 2000

As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

A significant portion of the Corporation's computer systems and software are already configured to accommodate dates beyond the year 2000. The Corporation believes that the year 2000 will not pose significant operational problems for the Corporation's computer systems. At present, the Corporation has established a plan to identify and resolve potential year 2000 issues. The plan includes the following five key elements:

- to test and evaluate the hardware components of the Corporation's computer systems;

- to test and evaluate the software components of the Corporation's computer systems;

- to test and evaluate any date/time sensitive components of the Corporation's operating assets and control systems;

- to evaluate and prioritize the potential impact of any third-party computer systems; and

-   to take corrective actions where necessary.

The Corporation intends to complete the identification of potential year 2000 issues in June 1999. The resolution of any year 2000 issues will be dependent on the nature of the issue. However, where any internal equipment or software is concerned, the Corporation will respond by modifying, upgrading, or replacing any features that are not year 2000 compliant. Where possible, the Corporation will also attempt to incorporate redundancy to reduce the likelihood of year 2000 failures and contingency plans to minimize the effect of year 2000 failures. Additionally, printed and electronic back-ups are kept of all material transactions, reports, systems and software where the effects of year 2000 failures could adversely impact the Corporation. The Corporation does not expect that the cost of the remedial efforts to address year 2000 issues will be significant.

The Corporation has not yet completed its assessment of all of its systems, or the computer systems of third parties with which it deals and, while it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues, the Corporation does not believe the potential problems associated with year 2000 will have a material effect on its financial results.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's consolidated cash balance at December 31, 1998 was $4.8 million, an increase of $3.0 million from the end of the previous year. During 1998, operating and hedging activities generated $12.6 million before changes in operating assets and liabilities, which generated an additional $1.4 million. Excluding the non-cash purchase of Mineral Ridge Inc., investing activities generated $2.0 million and financing activities consumed $13.0 million for a net increase to cash of $3.0 million.

During 1998, the Corporation reduced its gold inventory by $5.4 million and converted $3.5 million to cash by selling gold. The remaining $1.9 million of unsold gold bullion was available for sale and included in accounts receivable at December 31, 1998. The reduction of accounts payable and accrued liabilities during 1998 consumed $2.1 million in cash and the resulting net change in operating assets and liabilities was a $1.4 million increase in cash.

Proceeds from the disposal of assets, primarily resulting from the sale of surplus mining equipment from the Hycroft mine and the sale of the non-producing Tartan mine, were $5.8 million in 1998. Capital expenditures in 1998 included $2.3 million at the Hycroft mine, primarily for the buy-out of major equipment leases, $1.1 million at the Mineral Ridge mine for acquisition and development costs, and $0.4 million in Latin America, primarily for the continued study and evaluation of the Amayapampa and Capa Circa properties. In total, investing activities generated $2.0 million in cash.

During 1998, the Corporation completely retired the $13.0 million of outstanding debt collateralized by the assets of the Hycroft mine. This was the only cash financing transaction in 1998.

RECLAMATION AND ENVIRONMENTAL COSTS

Management estimates the reclamation and closure costs for the Corporation's mines as follows:

Hycroft mine............................................     $5.4 million
Mineral Ridge mine......................................     $1.8 million
                                                             ------------
Total Estimated Costs...................................     $7.2 million
                                                             ------------
                                                             ------------

These costs are charged to earnings over the lives of the mines and the provision to date is $6.4 million. In April 1995, the Nevada Bureau of Land Management ("BLM") approved an amended Hycroft mine reclamation plan that included the Brimstone deposit, and an uncollateralized surety bond in the amount of $5.1 million was posted to secure reclamation obligations under the plan. In September 1996, the BLM approved the Mineral Ridge mine plan of operations and a surety bond in the amount of $1.6 million was posted. Cash collateral in the amount of $0.9 million has been posted as security for the surety bond.

REGULATORY COMPLIANCE AND OTHER MATTERS

During 1998, there were no material environmental incidents or non-compliance with any applicable environmental regulations.

OUTLOOK

Gold prices continued to decline in 1998. And while there has been some recent price improvement, the Corporation is making its plans on the assumption that low gold prices will persist in 1999 and into 2000.

At the Hycroft mine, the Corporation took steps to improve its cash flow in January 1998 and liquidated its forward position in the gold futures market. The liquidation of the Corporation's gold forward position generated $9.5 million in cash. Waste-rock mining at the Hycroft mine was then halted and the Corporation planned to suspend ore mining in May 1998. Better ore grades than expected allowed ore mining to continue until December 1998. Gold processing and recovery will continue from inventoried ore in 1999 and 2000 and gold production in 1999 is anticipated to be 25,000 ounces.

A reconciliation of Brimstone ore reserves mined showed that approximately 30% more gold was mined than projected from the estimated reserves from exploration results prior to mining. In 1999, the Corporation plans to conduct a program, including redrilling, to determine if this upgrading applies to the remaining Brimstone gold resources. A positive result from this study or higher gold prices could permit resumption of production at the Hycroft mine. Currently, the Corporation plans to maintain the plant and facilities on a standby basis until production can be restarted. In the short-term, the Corporation will commence reclamation in areas that would not be affected by future operations.

At the Mineral Ridge mine, the mining operation has been restarted and the processing plant is undergoing start-up and commissioning. A number of significant modifications, which were identified prior to acquisition, have been made to the plant. In addition, an inadequate ore feeding arrangement identified during start-up was replaced in February 1999. As a result of the feeder replacement, the start-up schedule has been extended by approximately one month. This is not expected to have a significant effect on the estimated gold production of between 40,000 to 45,000 ounces in 1999.

In December 1998, the Corporation started a drilling program designed to add gold reserves to the Mineral Ridge mine. The initial program is designed to extend or confirm mineralization in areas where no information exists. Following the evaluation of these results, additional drilling will continue.

In Bolivia, the Corporation recently completed an optimized internal feasibility study on the project. Based on a gold price of $300 per ounce, the proven and probable reserves at Amayapampa are calculated to be 10.7 million tons grading 0.051 ounces per ton including dilution, containing 548,000 ounces of gold. Indicated resources at Capa Circa, located ten kilometres from Amayapampa, are 198,000 tons grading 0.23 ounces per ton including dilution, containing 46,000 ounces of gold.

The initial capital costs are estimated to be $26 million, including working capital and a 20% contingency. The Corporation has been in discussions with various lenders and has recently received an indicative term sheet from a major international bank for the debt financing component for the project and is exploring alternatives to complete the total financing package. During 1999, the Corporation's activities will focus on arranging financing for the construction and development of the Amayapampa/Capa Circa project.

The Corporation has sufficient cash on hand to continue producing gold at the Hycroft mine and to complete the start-up and commissioning activities at the Mineral Ridge mine. The ability of the Corporation to re-start mining activities at Hycroft is dependent on gold prices and the potential for higher grade oxide ore. The anticipated cash flows from operations are expected to adequately provide the working capital the Corporation requires and allow the Corporation to maintain the Bolivian properties while it seeks project financing. However, the Corporation will have to raise additional funds from external sources in order to undertake construction and development of the Bolivian properties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

COMMODITY PRICE RISK

The Corporation is engaged in gold mining and related activities, including exploration, extraction, processing, refining and reclamation. Gold bullion is the Corporation's principal product. Changes in the price of gold could significantly affect the Corporation's profitability and cash flows. Gold prices may fluctuate widely from time to time. For a description of factors that affect gold prices, see note 1(a) to the consolidated financial statements for the year ended December 31, 1998 under "Item 8.

Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements".

Using current 1999 estimates of production at an estimated average gold price of $300 per ounce, including the effects of the Corporation's hedging position and management's estimate of expected operating expenses, a $10 change in the gold price would result in an increase or decrease of approximately $0.5 million in net income and cash flows.

The Corporation occasionally utilizes derivative commodity instruments for purposes other than trading purposes to manage the Corporation's exposure to the risks associated with fluctuations in the price of gold by protecting the selling price of a portion of its production. The market risk of these commodity instruments to the Corporation's cash flow is related to the possible failure of all counterparties to honour their contractual obligations. Also, precious metals contracts between the Corporation and various counterparties involve the requirement that the Corporation deliver gold to the counterparty at agreed-upon prices. If the counterparty is unable to fulfill its purchase obligations, there is no guarantee that the Corporation will be able to receive the agreed-upon sales price in the open market. If the Corporation is unable to produce sufficient gold to meet its hedging contract obligations, it may be obligated to purchase such gold at the then market price. For further information regarding the Corporation's hedging program, see note 7(a) to the consolidated financial statements for the year ended December 31, 1998 under "Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements".

At December 31, 1998, the Corporation's outstanding forward sales contracts were for 100,000 ounces at a projected average price of $330 per ounce to be delivered in 1999. The Corporation has the ability to defer the date that the related gold is ultimately delivered. In January 1999, the Corporation closed out forward sales contracts covering 8,000 ounces for cash consideration of approximately $0.8 million. The proceeds were recorded as deferred revenue and will be recognized in gold sales when the original hedged transaction would have matured.

INTEREST RATE RISK

At December 31, 1998, the interest rate on the Corporation's long-term debt was LIBOR plus 2%. The interest rate on this debt is variable and is reset periodically at the option the Corporation. As a result, management does not believe that the Corporation is exposed to significant interest rate risk and the Corporation does not utilize market risk sensitive instruments to manage its exposure to this risk.

FOREIGN CURRENCY EXCHANGE RATE RISK

The price of gold is denominated in U.S. dollars, and all of the Corporation's revenues and a significant majority of its expenses are incurred in U.S. dollars. As a result, management does not believe that the Corporation is exposed to any significant foreign currency exchange rate risk and the Corporation does not utilize market risk sensitive instruments to manage its exposure to this risk.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Vista Gold Corp.

We have audited the consolidated balance sheets of Vista Gold Corp. as of December 31, 1998 and 1997 and the consolidated statements of earnings
(loss), retained earnings (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Corporation as of December 31, 1998 and 1997, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in accordance with generally accepted accounting principles.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, British Columbia, Canada
March 19, 1999

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                       AT DECEMBER 31
                                                   ---------------------
                                                     1998         1997
                                                   --------     --------
                                                       (U.S. DOLLARS
                                                       IN THOUSANDS)
ASSETS:
Cash and cash equivalents                          $  4,786     $  1,799
Marketable securities                                    90          132
Accounts receivable                                   3,958        2,199
Gold inventory                                        7,318       12,717
Supplies and other                                    1,849        2,301
                                                   --------     --------
Current assets                                       18,001       19,148
                                                   --------     --------

Property, plant and equipment, net - Note 3          61,093       58,638
Investment in and advances to Zamora
   Gold Corp. - Note 4                                  571          857
Other assets                                          1,213          385
                                                   --------     --------
Long-term assets                                     62,877       59,880
                                                   --------     --------
Total assets                                       $ 80,878     $ 79,028
                                                   --------     --------
                                                   --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                   $  2,425     $  4,472
Accrued liabilities and other                         1,772        1,913
Deferred hedging gains                                1,150            -
Current portion of long-term debt - Note 5            2,372       13,000
                                                   --------     --------
Current liabilities                                   7,719       19,385
                                                   --------     --------

Long-term debt - Note 5                              13,217            -
Accrued reclamation and closure costs                 6,384        4,534
Other liabilities                                        28           34
                                                   --------     --------
Long-term liabilities                                19,629        4,568
                                                   --------     --------

Total liabilities                                    27,348       23,953
                                                   --------     --------

Capital stock, no par value per share - Note 6:
     Preferred - unlimited shares authorized;
        no shares outstanding
     Common - unlimited shares authorized;
        shares outstanding: 1998 - 90,715,040;
        1997 - 89,152,540                           121,146      120,870
Deficit                                             (66,076)     (64,436)
Currency translation adjustment                      (1,540)      (1,359)
                                                   --------     --------
Total shareholders' equity                           53,530       55,075
                                                   --------     --------
Total liabilities and shareholders' equity         $ 80,878     $ 79,028
                                                   --------     --------
                                                   --------     --------

Commitments and contingencies - Note 7

Approved by the Board of Directors

/S/ DAVID R. SINCLAIR                   /S/ PETER WALTON
David R. Sinclair                       Peter Walton
Chairman                                Director

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

                                                                       YEARS ENDED DECEMBER 31
                                                               --------------------------------------
                                                                  1998          1997          1996
                                                               ----------    ----------    ----------
                                                                     (U.S. DOLLARS IN THOUSANDS,
                                                                         EXCEPT SHARE DATA)
REVENUES:
Gold sales                                                        $37,083       $40,123       $34,847
Other revenues - Note 2 (m)                                         3,350           248           722
                                                               ----------    ----------    ----------
Total revenues                                                     40,433        40,371        35,569
                                                               ----------    ----------    ----------
COSTS AND EXPENSES:
Mining operations                                                  27,009        30,917        32,076
Depreciation, depletion and amortization                            6,270         6,223         5,170
Provision for reclamation and closure costs                         2,442           826           689
Operating leases                                                    1,094         2,228         2,137
Mineral exploration, property evaluation and holding costs          2,596         2,294         3,636
Corporate administration                                            1,278         2,328         2,554
Investor relations                                                    209           407           531
Interest expense                                                      660           817            24
Gain on disposal of assets                                           (775)       (1,022)         (458)
Equity in loss and impairment of Zamora Gold Corp.                    427         3,501         1,342
Other expense (income)                                                692          (189)         (133)
Write-down of mineral properties - Note 8                               -        46,015             -
                                                               ----------    ----------    ----------
Total costs and expenses                                           41,902        94,345        47,568
                                                               ----------    ----------    ----------

Loss before taxes                                                  (1,469)      (53,974)      (11,999)


Income taxes (recovery) - Note 9                                      171            45          (173)
                                                               ----------    ----------    ----------
                                                               ----------    ----------    ----------

Net loss                                                          ($1,640)     ($54,019)     ($11,826)
                                                               ----------    ----------    ----------
                                                               ----------    ----------    ----------

Weighted average shares outstanding                            89,456,478    89,101,056    56,309,941
                                                               ----------    ----------    ----------
                                                               ----------    ----------    ----------

Loss per share                                                     ($0.02)       ($0.61)       ($0.21)
                                                               ----------    ----------    ----------
                                                               ----------    ----------    ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)

                                                            YEARS ENDED DECEMBER 31
                                                     -------------------------------------
                                                       1998          1997           1996
                                                     --------      --------       --------
                                                           (U.S. DOLLARS IN THOUSANDS)
Retained earnings (deficit), beginning of period     ($64,436)     ($10,417)        $1,409
Net loss                                               (1,640)      (54,019)       (11,826)
                                                     --------      --------       --------
Deficit, end of period                               ($66,076)     ($64,436)      ($10,417)
                                                     --------      --------       --------
                                                     --------      --------       --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31
                                                           ------------------------------------
                                                             1998          1997          1996
                                                           --------      --------      --------
                                                               (U.S. DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    ($1,640)     ($54,019)     ($11,826)
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET
  CASH PROVIDED BY (USED IN) OPERATIONS:
Depreciation, depletion and amortization                      6,270         6,223         5,170
Amortization of deferred stripping                            1,169           985         5,727
Amortization of debt issue costs                                  -           143             -
Deferral (amortization) of hedging gains                      1,150          (430)          430
Amortization of deferred hedging costs                          276             -             -
Provision for reclamation and closure costs                   2,442           826           689
Gain on sale of assets                                         (775)       (1,022)         (458)
Equity in loss and impairment of Zamora Gold Corp.              427         3,501         1,342
Gain on currency translation                                   (181)         (205)         (193)
Write-down of mineral properties                                  -        46,015             -
Other non-cash items                                             (5)            1           (12)
                                                           --------      --------      --------
Cash provided by operating activities                         9,133         2,018           869
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Marketable securities                                            42            82           (34)
Accounts receivable                                          (1,759)         (167)       (1,551)
Gold inventory                                                5,399         1,597        (5,649)
Supplies and other                                              452         1,457          (383)
Accounts payable                                             (2,047)       (3,741)        4,424
Accrued liabilities and other                                  (141)          343          (834)
Reclamation and closure costs                                  (592)         (189)         (201)
                                                           --------      --------      --------
Net cash provided by (used in) operating activities          10,487         1,400        (3,359)
                                                           --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Da Capo Resources Ltd.                             -             -       (49,682)
Additions to property, plant and equipment                  (14,877)      (14,699)      (20,084)
Additions to deferred stripping                                   -        (6,034)         (512)
Proceeds from disposal of assets                              5,758         1,168           472
Investment in and advances to Zamora Gold Corp.                (141)       (1,376)            -
Other assets                                                 (1,105)         (383)           (2)
                                                           --------      --------      --------
Net cash used in investing activities                       (10,365)      (21,324)      (69,808)
                                                           --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                           (13,000)       (1,700)            -
Proceeds from debt                                                -        14,700             -
Assumption of debt                                           15,589             -             -
Issue of shares for Mineral Ridge Inc.                          276             -             -
Issue of shares for Da Capo acquisition                           -             -        48,730
Proceeds from issuance of special warrants                        -             -        17,308
Proceeds from issuance of common stock                            -           125           517
                                                           --------      --------      --------
Net cash provided by financing activities                     2,865        13,125        66,555
                                                           --------      --------      --------
Net increase (decrease) in cash and cash equivalents          2,987        (6,799)       (6,612)
Cash and cash equivalents, beginning of period                1,799         8,598        15,210
                                                           --------      --------      --------
                                                           --------      --------      --------
Cash and cash equivalents, end of period                     $4,786        $1,799        $8,598
                                                           --------      --------      --------
                                                           --------      --------      --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tabular information set out below is in thousands of United States dollars, except share data.

1.   NATURE OF OPERATIONS

(a)  VISTA GOLD CORP.

Vista Gold Corp., formerly Granges Inc. (see note (b) below), is engaged in gold mining and related activities in the United States, Canada, and Latin America, including exploration, extraction, processing, refining and reclamation. Gold bullion is the Corporation's principal product, which is a commodity produced throughout the world.

The Corporation's results are impacted by the price of gold. Gold prices fluctuate and are affected by numerous factors, including, but not limited to, expectations with respect to the rate of inflation, exchange rates (specifically, the U.S. dollar relative to other currencies), interest rates, global and regional political and economic circumstances and governmental policies with respect to gold holdings by central banks. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewellery and investments. Additionally, hedging activities by producers, consumers and financial institutions can affect gold supply and demand. Gold can be readily sold on numerous markets throughout the world and its market value can be ascertained at any particular time. As a result, the Corporation is not dependent upon any one customer for the sale of its product.

(b)  PURCHASE OF DA CAPO RESOURCES LTD.

On July 31, 1996, the boards of directors of Granges Inc. and Da Capo Resources Ltd. unanimously approved the amalgamation of the two companies to form a new company. The Supreme Court of British Columbia approved the amalgamation, effective November 1, 1996, under the name "Vista Gold Corp." Under the terms of the agreement, each shareholder of Granges received one Vista Gold share for each Granges share, and each shareholder of Da Capo received two Vista Gold shares for each Da Capo share. After the amalgamation, Vista Gold was owned 66.25% by Granges shareholders and 33.75% by Da Capo shareholders on a fully diluted basis.

(c)  PURCHASE OF MINERAL RIDGE RESOURCES INC.

On October 21, 1998, the Corporation completed the acquisition of Mineral Ridge Resources Inc. from Cornucopia Resources Ltd. Vista Gold acquired all of the shares of Mineral Ridge Inc. in consideration for 1,562,000 Common Shares of Vista Gold with an aggregate value of $250,000. The fair value of the consideration under purchase accounting was $276,000. Vista Gold concurrently subscribed on a private placement basis for 2,777,777 common shares of Cornucopia valued at $250,000.

2.   SIGNIFICANT ACCOUNTING POLICIES

(a)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in Canada. These principles differ in certain material respects from those accounting principles generally accepted in the United States. The differences are described in note 13.

(b)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Vista Gold and its subsidiaries. Vista Gold's subsidiaries and its percentage ownership in these entities as of December 31, 1998 are:

                                                                     OWNERSHIP
------------------------------------------------------------------------------

Vista Gold Holdings Inc. and its wholly-owned subsidiaries                100%

     Hycroft Resources & Development, Inc. and its wholly-owned subsidiary Hycroft Lewis Mine, Inc.

     Mineral Ridge Resources Inc.

     Vista Gold U.S. Inc.

Granges Inc. (previously called Granges (Canada) Inc.)                    100%

Vista Gold (Antigua) Corp.                                                100%

Sociedad Industrial Yamin Limitada                                        100%

(c)  USE OF ESTIMATES

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those reported.

(d)  FOREIGN CURRENCY TRANSLATION

Sales revenues and a significant portion of the Corporation's expenses are denominated in U.S. dollars. The focus of the Corporation is increasingly on international operating activities and the Corporation's executive office is located in Denver, Colorado. The U.S. dollar is the principal currency of the Corporation's business. Accordingly, the consolidated financial statements of the Corporation are expressed in U.S. dollars.

Self-sustaining foreign operations are translated using the current rate method. Under this method, assets and liabilities are translated at the rate of exchange on the balance sheet date, and revenue and expenses at the average rate of exchange during the period. Exchange gains and losses are deferred and shown as a currency translation adjustment in shareholders' equity until transferred to earnings when the net investment in the foreign operation is reduced.

Foreign currency denominated monetary items of the Corporation, excluding its foreign operations, are translated at the year-end exchange rate. Exchange gains and losses on these items are recognized in earnings in the year they arise.

(e)  REVENUE RECOGNITION

Sales are recorded as soon as the product is considered available for sale. Gains and losses on forward sales and option contracts are deferred until the related production is sold.

(f)  MINERAL EXPLORATION

Acquisition and exploration expenditures on mineral properties are expensed when incurred until such time as the property indicates the potential of being developed into a mine, and thereafter the expenditures are capitalized. Holding costs to maintain a property on a stand-by basis are charged to expenses as incurred. Previously capitalized expenditures are expensed if the project is determined to be uneconomical.

(g)  CASH EQUIVALENTS

Cash equivalents are represented by investments in short-term investment funds consisting of highly liquid debt instruments such as certificates of deposit, commercial paper, and money market accounts purchased with an original maturity date of less than three months. The Corporation's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution.

(h)  MARKETABLE SECURITIES

Marketable securities are carried at the lower of cost or market value, which approximates fair value.

(i)  INVENTORIES

Gold inventory is valued at the lower of average cost or net realizable value. The direct cash costs associated with ore placed in stockpiles and on leach pads are inventoried and charged to operations as the contained gold is recovered. Based upon actual metal recoveries, ore grades and operating plans, management continuously evaluates and refines estimates in determining the carrying values of costs associated with gold inventories. It is possible that in the near term, estimates of recoverable ore, grade, and gold price could change causing the Corporation to revise the value of its gold inventories.

Supply inventories are valued at the lower of average cost or net replacement value.

(j)  PROPERTY, PLANT AND EQUIPMENT

     (i)  Developed Mineral Properties

     Property acquisition and development costs are carried at cost less accumulated amortization and write-downs. Amortization is provided on the unit-of-production method based on proven and probable reserves. Holding costs to maintain a property on a stand-by basis are charged to expense as incurred. Management reviews the carrying value of the Corporation's interest in each property quarterly and, where necessary, these properties are written down to their estimated recoverable amount determined on an undiscounted basis. Management's estimate of gold price, recoverable proven and probable reserves, operating, capital and reclamation costs are subject to risks and uncertainties affecting the recoverability of the Corporation's investment in property, plant and equipment. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect management's estimate of net cash flows expected to be generated from its operating properties and the need for possible asset impairment write-downs.

     (ii)  Plant and Equipment

     Plant and equipment are recorded at cost and depreciated using the units-of-production method or the straight-line method over their estimated useful lives. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures, which increase the life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. Upon sale or retirement of assets, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations.

     (iii) Deferred Stripping

     During production, mining costs associated with waste rock removal in excess of the average life-of-mine stripping ratios are deferred and charged to operations over the life of the mine. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect management's estimate of ounces of gold in proven and probable reserves and the need for a change in the amortization rate of deferred stripping cost.

(k)  PROVISION FOR FUTURE RECLAMATION AND CLOSURE COSTS

All of the Corporation's operations are subject to reclamation, site restoration and closure requirements. Costs related to ongoing site restoration programs are expensed when incurred. A provision for mine closure and site restoration costs is charged to earnings over the lives of the mines on a unit-of-production basis. The Corporation calculates its estimates of the ultimate reclamation liability based on current laws and regulations and the expected future costs to be incurred in reclaiming, restoring and closing its operating mine sites. It is possible that the Corporation's estimate of its ultimate reclamation, site restoration and closure liability could change in the near term due to possible changes in laws and regulations and changes in cost estimates.

(l)  ESTIMATES OF PROVEN AND PROBABLE RESERVES

Management's calculation of proven and probable reserves is based upon engineering and geological estimates and financial estimates including gold prices and operating costs. The Corporation depreciates some of its assets and accrues for reclamation on a unit-of-production basis over proven and probable reserves. Changes in geological interpretations of the Corporation's ore bodies and changes in gold prices and operating costs may change the Corporation's estimate of proven and probable reserves. It is possible that the Corporation's estimate of proven and probable reserves could change in the near term and could result in revised charges for depreciation and reclamation in future reporting periods.

(m)  HEDGING

The Corporation enters into derivative financial transactions to hedge its exposure to the effects of fluctuations in the price of gold. The Corporation does not enter into derivative transactions for speculative purposes. The resulting gains or losses, measured by quoted market prices, are recognized when the hedged transactions are completed and the related production is sold. In January 1998, the Corporation liquidated its forward position in the gold futures market. As a result, net hedging gains of $9.3 million were realized, of which $3.2 million was recognized immediately as other revenue with the balance deferred to subsequent periods. Deferred hedging gains are amortized to gold revenues as the original hedged transactions would have matured. The Corporation anticipates that its current deferred hedging gains will be amortized by September 2000.

(n)  EARNINGS PER SHARE

Net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not disclosed as the inclusion of common share equivalents would be anti-dilutive.

(o)  FAIR VALUE

The recorded value of the Corporation's financial assets and liabilities approximates the fair value.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

                                                     1998                                         1997
-------------------------------------------------------------------------------------------------------------------------------

                                                    ACCUMULATED                                  ACCUMULATED
                                                   DEPRECIATION,                                DEPRECIATION,
                                                    DEPLETION,                                    DEPLETION,
                                                   AMORTIZATION                                  AMORTIZATION
                                                        AND                                          AND
                                        COST        WRITE-DOWNS        NET           COST        WRITE-DOWNS          NET
-------------------------------------------------------------------------------------------------------------------------------
PRODUCING MINES:

  Hycroft mine (a)                     $72,045       $ 63,392          $8,653       $90,217         $ 67,081        $ 23,136

  Mineral Ridge mine (a) and (b)        17,993            277          17,716             -                -               -

OTHER:

  Bolivian mineral properties           60,866         26,401          34,465        59,705           26,053          33,652

  Tartan Lake mine (c)                       -              -               -         3,696            2,178           1,518

  Corporate assets                         481            222             259           488              156             332
                                     ---------       --------        --------     ---------         --------        --------

                                     $ 151,385       $ 90,292        $ 61,093     $ 154,106         $ 95,468        $ 58,638
                                     ---------       --------        --------     ---------         --------        --------
                                     ---------       --------        --------     ---------         --------        --------

(a)  ROYALTIES

The Crofoot property at the Hycroft mine is subject to a 4% net profit royalty. During 1998, 1997 and 1996, the Corporation paid minimum royalty payments of $240,000 per year.

The Lewis property at the Hycroft mine is subject to a 5% net smelter royalty. During 1998, 1997 and 1996, only nominal minimum royalties were required in relation to this property.

The Mary Mining Corporation property at the Mineral Ridge mine is subject to a net smelter returns royalty. The royalty percentage, which is dependent on gold prices, graduates progressively from 2 1/2% if the gold price is $300 or less to 5% if the gold price is greater than $400 but less than or equal to $500. During 1998, the Corporation paid minimum advance royalty payments totalling $84,000.

(b)  MINERAL RIDGE MINE

As a result of the acquisition of Mineral Ridge Inc. in 1998, the Corporation acquired mineral properties in Nevada which were recorded using the purchase method of accounting and the results of operations were consolidated from October 22, 1998. The Corporation's interests in the net assets acquired at assigned values were as follows:


        Cash                                                           $  3,576
        Current assets                                                    1,428
        Property, plant and equipment                                    10,325
        Other long-term assets                                              901
        Current liabilities                                                (476)
        Debt and accrued reclamation                                    (15,478)
                                                                       ---------
        Shares issued for purchase of Mineral Ridge Resources Inc.     $    276
                                                                       ---------
                                                                       ---------

(c)  TARTAN LAKE MINE

During 1998, the Corporation sold the subsidiary that owned the Tartan Lake mine in Manitoba, Canada for $1.8 million, realizing a gain of $191,000.

4.   INVESTMENT IN ZAMORA GOLD CORP.

In October 1995, the Corporation completed a private placement with Zamora Gold Corp. for the issuance of 8,000,000 units at Cdn.$0.60 per unit. Each unit consisted of one common share of Zamora and one common share purchase warrant which entitled the Corporation to purchase one common share for Cdn.$0.75 until October 4, 1997. The purchase warrants were not exercised and expired in October 1997. In May 1997, the Corporation completed an additional private placement with Zamora for the issuance of 3,000,000 common shares at Cdn.$0.24 per share. In July 1998, Zamora acquired various property interest in Ecuador from a major Ecuadorian mineral exploration company. As a condition of the transaction, Zamora issued 40,016,650 common shares to the Ecuadorian company for the acquisition of the property interests and an additional 7,575,944 common shares to Vista Gold in settlement of debts owed by Zamora to Vista Gold. Vista Gold's combined 18,575,944 shares represent 26.5% of the issued and outstanding common shares of Zamora and the investment is accounted for using the equity method.


        Total initial investment including expenses     $ 4,839
        Equity loss in 1995                                (516)
                                                        -------
            Balance at December 31, 1995                  4,323
        Equity loss in 1996                              (1,342)
                                                        -------
            Balance at December 31, 1996                  2,981
        Private placement in 1997                           520
        Advances in 1997                                    857
        Equity loss and impairment in 1997               (3,501)
                                                        -------
            Balance at December 31, 1997                    857
        Advances in 1998                                    141
        Equity loss in 1998                                (427)
                                                        -------
            Balance at December 31, 1998                $   571
                                                        -------
                                                        -------

5.   DEBT

During 1997, the Corporation borrowed $14.7 million and repaid $1.7 million under the terms of a $13 million revolving credit facility, which was collateralized by the assets of the Hycroft mine. In the fourth quarter of 1997, the Corporation amended the revolving credit facility into a term loan bearing interest at 2% above LIBOR and with repayment terms requiring 12 equal monthly instalments commencing January 31, 1999. In January 1998, the Corporation further amended the debt agreement repayment terms. The amended repayment terms called for the Corporation to completely retire the debt in 1998. During 1998, the Corporation repaid the $13.0 million term loan.

In 1998, the Corporation acquired Mineral Ridge Resources Inc. As part of the transaction, Mineral Ridge Inc. amended its loan agreement with Dresdner Bank. The amended agreement revised the terms of repayment of the previously outstanding loan and accrued interest totalling approximately $13.5 million and provided additional loans to Mineral Ridge Inc. totalling $1.6 million which was used to pay amounts owed to other creditors of Mineral Ridge Inc. The revised agreement required the contribution of $5.0 million of mining equipment to the project by Vista Gold. Net cash flow from the project will be distributed on the basis of 70% to Dresdner Bank and 30% to Vista Gold after deduction of $800,000 of management fees payable to Vista Gold over the next two years and rescheduled principal payments on the additional loans used to repay other creditors. The interest rate on the loans is LIBOR plus 2% and the loans, which are not guaranteed by Vista Gold, are collateralized by the assets of Mineral Ridge Inc. and the $5.0 million of mining equipment contributed by Vista Gold. As part of the agreement with Dresdner, Mineral Ridge Inc. liquidated forward gold hedges to provide $3.5 million, which is to be used as working capital and to pay for capital improvements on the project. At December 31, 1998, LIBOR was 5.1% and the current portion of long-term debt was $2.4 million.

6.   SHARE CAPITAL

The Common Shares issued and outstanding are comprised of the following:

                                                                                  NUMBER OF SHARES             AMOUNT
----------------------------------------------------------------------------------------------------------------------

At December 31, 1996                                                                    89,020,405          $ 120,745

   Issued upon exercise of stock options (a)                                               100,000                 88

   Issued pursuant to executive bonus compensation agreements                               32,135                 37
                                                                                        ----------          ---------

At December 31, 1997                                                                    89,152,540          $ 120,870

   Issued upon acquisition of Mineral Ridge Inc. (Notes 1 and 3)                         1,562,500                276
                                                                                        ----------          ---------

At December 31, 1998                                                                    90,715,040          $ 121,146
                                                                                        ----------          ---------
                                                                                        ----------          ---------

(a)  COMMON SHARE OPTIONS

At December 31, 1998, 2,270,000 Common Shares were reserved for issuance under options granted to directors, officers and management employees. These options expire as follows: 1999 - 100,000; 2001 - 10,000; 2004 - 10,000; 2005 - 630,000;
2006 - 580,000; 2007 - 815,000; and 2008 - 125,000.

                                                                                                         OPTION PRICE
                                                                      SHARE OPTIONS                          CDN.$
----------------------------------------------------------------------------------------------------------------------
At December 31, 1996                                                      2,540,000                    $1.45 to $2.78
   Granted in 1997                                                        1,402,500                    $0.37 to $1.55
   Exercised in 1997                                                       (100,000)                            $1.20
   Expired in 1997                                                         (905,000)                   $1.20 to $2.78
                                                                          ---------
At December 31, 1997                                                      2,937,500                    $0.37 to $3.05
   Granted in 1998                                                          125,000                             $0.20
   Expired in 1998                                                         (792,500)                   $0.37 to $2.85
                                                                          ---------
At December 31, 1998                                                      2,270,000                    $0.20 to $3.05
                                                                          ---------
                                                                          ---------

On November 19, 1998, the Board of Directors of the Corporation approved, subject to the consent of each optionee and the approval by all applicable regulatory authorities and the shareholders of the Corporation:

(a) the termination and cancellation of all options to purchase common shares outstanding under the Corporation's stock option plan held by optionees on November 18, 1998 (2,270,000 options); and

(b) the grant of options to purchase a total of 2,175,000 Common Shares with an exercise price equal to the closing price of Cdn.$0.235.

The necessary approvals are currently being sought and if approved, the cancellations and grants of stock options would become effective in 1999.

7.   COMMITMENTS AND CONTINGENCIES

(a) As part of its gold hedging program, the Corporation enters into agreements with major financial institutions to deliver gold. Realization under these agreements is dependent upon the ability of those financial institutions to perform in accordance with the terms of the agreements. As of December 31, 1998, the Corporation hedging program consisted of forward sales contracts totalling 100,000 ounces where the Corporation is required to deliver gold at an average price of $330 per ounce. The forward sales contracts have various expiration dates up to December 1999. The Corporation has the ability to defer the date of sale before the related gold is ultimately delivered.

(b) The Corporation is subject to contingent liabilities for legal proceedings occurring in the ordinary course of business. On the basis of information furnished by counsel and others, management believes that these contingencies will not materially affect the Corporation.

8.   1997 WRITE-DOWN OF MINERAL PROPERTIES

Management regularly performs property evaluations to assess the recoverability of its mining properties and investments and other long-lived assets. In 1997, the Corporation determined that based upon estimates of proven and probable reserves, low gold prices and operating costs at certain locations, stock prices, trading histories, and the general depression in gold company stocks, it might not fully recover its carrying value in these properties and investments. These reviews indicated that the carrying values of certain properties were in excess of their estimated net recoverable amounts and accordingly were written down $46.0 million as follows:


           Bolivian mineral properties                 $ 25,908
           Hycroft mine                                  17,500
           Venezuelan mineral properties                  2,307
           Tartan Lake mine                                 300
                                                       --------
                                                       $ 46,015
                                                       --------
                                                       --------

9.   INCOME TAXES

A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Corporation's effective income tax expenses is as follows:


                                                                            1998             1997            1996
----------------------------------------------------------------------------------------------------------------------
Income taxes at statutory rates                                         $   (661)       $ (19,987)       $ (3,524)
Increase (decrease) in taxes from:
   Permanent differences                                                    (125)            (212)            (96)
   Recovery of prior years' taxes                                              -                -             (25)
   U.S. Alternative Minimum Tax                                              141                -            (188)
   Differences in foreign tax rates                                          (77)           2,410             945
   Prior year's losses of a subsidiary applied for tax purposes           (1,685)               -               -
   Benefit of timing differences not recognized                            2,548           17,789           2,675
   Large Corporations Tax                                                     30               45              40
                                                                        --------        ---------        --------
Income taxes per statements of earnings (loss)                          $    171        $      45        $   (173)
                                                                        --------        ---------        --------
                                                                        --------        ---------        --------

The Corporation has incurred income tax losses in prior periods of $34.3 million, which may be carried forward and applied against future taxable income when earned. No benefit in respect of these losses has been recorded in these accounts. The losses expire as follows:

                                                                          CANADA       UNITED STATES        TOTAL
--------------------------------------------------------------------------------------------------------------------
1999                                                                      $1,289          $     -         $ 1,289

2000                                                                       1,491                -           1,491

2001                                                                         614                -             614

2002                                                                         718                -             718

2003                                                                         439            4,328           4,767

2004                                                                         414            1,373           1,787

2008                                                                       1,706              435           2,141

2009                                                                           -               11              11

2010                                                                           -            5,131           5,131

2011                                                                           -            9,436           9,436

2012                                                                           -            6,898           6,898
                                                                         -------          -------         -------

                                                                          $6,671          $27,612         $34,283
                                                                         -------          -------         -------
                                                                         -------          -------         -------

10.  RETIREMENT PLANS

The Corporation sponsors a qualified tax deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Service code, which is available to permanent U.S. employees. The Corporation makes contributions of up to 4% of eligible employees' salaries. The Corporation's contributions were as follows: 1998 - $ 179,000; 1997 - $275,000; and 1996
-$323,000.

11.  GEOGRAPHIC AND SEGMENT INFORMATION

The Corporation operates in the gold mining industry in the United States, and has exploration and development properties in Latin America. Its major product and only identifiable segment is gold, and all gold revenues and operating costs are derived in the United States.

                                                                            1998             1997            1996
----------------------------------------------------------------------------------------------------------------------
Gold revenues
   U.S.                                                                  $37,083          $40,123         $34,847

Operating (loss) profit(1)
   U.S.                                                                  $   268          $   (71)        $(5,225)

----------
(1) Includes gold revenues less mining operations, depreciation, depletion and amortization, provision for reclamation and closure costs, and operating leases.

                                                                                          1998               1997
----------------------------------------------------------------------------------------------------------------------
Assets by geographic region
     Canada                                                                           $    973            $  3,343
     U.S.                                                                               44,594              41,555
     Latin America                                                                      35,311              34,130
                                                                                      --------            --------
                                                                                      $ 80,878            $ 79,028
                                                                                      --------            --------
                                                                                      --------            --------

12.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Corporation, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The significant differences between generally accepted accounting principles ("GAAP") in Canada and in the United States are as follows:

(a) Under Canadian corporate law, the Corporation underwent a capital reduction in connection with the amalgamation of Granges and Hycroft whereby share capital and contributed surplus were reduced to eliminate the consolidated accumulated deficit of Granges as of December 31, 1994, after giving effect to the estimated costs of the amalgamation. Under U.S. corporate law, no such transaction is available and accordingly is not allowed under U.S. GAAP.

(b) Under Canadian GAAP, the amalgamation of Granges and Hycroft was treated in a manner similar to a pooling of interests. Under U.S. GAAP, the amalgamation did not meet the conditions for a pooling of interest. Accordingly, the transaction is treated as a purchase under U.S. GAAP, with the excess of purchase price over the net book value of Hycroft's net assets allocated to mineral properties.

(c) In 1995, the United States Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and associated intangibles be written down to their fair values whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. In 1996, under U.S. GAAP, the carrying value of the Hycroft mine, including the excess of proceeds over the net book value from (B) above, did not exceed the undiscounted cash flow. Accordingly, the Hycroft mine carrying value was written down to fair value using the discounted cash flow method following U.S. GAAP.

(d)  In 1997, the carrying values of certain long-lived assets discussed in note 8 exceeded their respective undiscounted cash flows. Following Canadian GAAP, the carrying values were written down using the undiscounted cash flow method. Under U.S. GAAP, as discussed in (c) above, the carrying values were written down to their fair values using the discounted cash flow method, giving rise to a difference in the amounts written down.

     Amortization of the remaining carrying values in subsequent periods following Canadian GAAP must be reduced to reflect the difference in the amounts written down following U.S. GAAP.

(e) Under U.S. GAAP, items such as foreign exchange gains and losses and unrealized gains and losses on marketable securities are required to be shown separately in the derivation of comprehensive income.

     The significant differences in the consolidated statements of earnings and deficit relative to U.S. GAAP were as follows:

                                                                              YEAR ENDED DECEMBER 31
                                                                  ------------------------------------------------
                                                                    1998               1997               1996
                                                                  ---------          ----------         ----------
Net loss - Canadian GAAP                                          $ (1,640)          $ (54,019)         $ (11,826)
Depletion and impairment of mineral properties (B, C, D)                 -             (18,492)           (23,269)
Amortization reduction (D)                                           3,201                 964                  -
Other comprehensive income (E)                                         132                 (87)                78
Other items                                                              -                   -               (170)
                                                                  --------           ---------          ---------
Net earnings (loss) - U.S. GAAP                                      1,693             (71,634)           (35,187)
Other comprehensive income (loss) (E)                                 (132)                 87                (78)
                                                                  --------           ---------          ---------
Comprehensive income (loss) - U.S. GAAP                           $  1,561           $ (71,547)         $ (35,265)
                                                                  --------           ---------          ---------
                                                                  --------           ---------          ---------

Basic earnings (loss) per share - U.S. GAAP                       $   0.02           $   (0.80)         $   (0.62)
                                                                  --------           ---------          ---------
                                                                  --------           ---------          ---------

The significant differences in the balance sheet as at December 31, 1998 relative to U.S. GAAP were:

                                                   1998                                      1997
                                    ----------------------------------         -----------------------------------
                                    PER CDN.     CDN./U.S.    PER U.S.         PER CDN.    CDN./U.S.      PER U.S.
                                      GAAP          ADJ.        GAAP             GAAP         ADJ.          GAAP
                                    --------    ----------    ---------        ---------   ----------     ---------
Current assets                      $ 18,001    $       -     $  18,001         $ 19,148   $       -      $  19,148
Property, plant and equipment (D)     62,877      (14,327)       48,550           59,880     (17,528)        42,352
                                    --------    ---------     ---------         --------   ---------      ---------
                                    $ 80,878    $ (14,327)    $  66,551         $ 79,028   $ (17,528)     $  61,500
                                    --------    ---------     ---------         --------   ---------      ---------
                                    --------    ---------     ---------         --------   ---------      ---------

Current liabilities                 $  7,719    $       -    $    7,719         $ 19,386   $       -      $  19,386
Long-term debt                        13,217            -        13,217                -           -              -
Provision for reclamation
    and future closure costs           6,412            -         6,412            4,568           -          4,568
                                    --------    ---------     ---------         --------   ---------      ---------
                                      27,348            -        27,348           23,954           -         23,954

Common shares (A, B)                 121,146       76,754       197,900          120,870      76,754        197,624
Contributed surplus (A)                    -        2,786         2,786                -       2,786          2,786
Retained deficit (A, B, C, D)        (66,076)     (93,744)     (159,820)         (64,436)    (97,077)      (161,513)
Accumulated comprehensive income           -         (123)         (123)               -           9              9
Currency translation adjustment       (1,540)           -        (1,540)          (1,360)          -         (1,360)
                                    --------    ---------     ---------         --------   ---------      ---------
                                    $ 80,878    $ (14,327)    $  66,551         $ 79,028   $ (17,528)     $  61,500
                                    --------    ---------     ---------         --------   ---------      ---------
                                    --------    ---------     ---------         --------   ---------      ---------


STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY UNDER U.S. GAAP

                                                   NUMBER                      CUMULATIVE                       ACCUMULATED
                                                 OF COMMON          SHARE     TRANSLATION                      COMPREHENSIVE
                                                   SHARES          CAPITAL     ADJUSTMENT        DEFICIT           INCOME
                                                 ----------       ---------   -----------       ----------     -------------
Balance at December 31, 1995                     46,042,911       $  54,190    $   (962)       $  (54,692)        $    -
                                                                                                                       -
Shares issued under options                         468,750             517           -                 -              -
Shares issued under special warrants              9,699,800          17,308           -                 -              -
Shares issued pursuant to Da Capo purchase       32,808,944          48,730           -                 -              -
(Note 1 (b))
Currency translation adjustment                           -               -        (193)                -              -
Comprehensive income (E)                                  -               -           -                 -            (78)
Net Loss (B) (C) (D)                                      -               -           -           (35,187)
                                                 ----------       ---------    --------        ----------         ------
Balance at December 31, 1996                     89,020,405         120,745      (1,155)          (89,879)           (78)

Shares issued under options                         100,000              88           -                 -              -
Shares issued pursuant to executive bonus            32,135              37           -                 -              -
compensation agreements
Currency translation adjustment                           -               -        (205)                -              -
Comprehensive income (E)                                  -               -           -                 -             87
Net Loss (B) (C) (D)                                      -               -           -           (71,634)             -
                                                 ----------       ---------    --------        ----------         ------
Balance at December 31, 1997                     89,152,540         120,870      (1,360)         (161,513)             9

Shares issued on acquisition of Mineral           1,562,500             276           -                 -              -
Ridge Inc. (Notes 1 and 3)
Currency translation adjustment                           -               -        (180)                -              -
Comprehensive income (E)                                  -               -           -                 -           (132)
Net Loss (B) (C) (D)                                      -               -           -             1,693              -
                                                 ----------       ---------    --------        ----------         ------
Balance at December 31, 1998                     90,715,040       $ 121,146    $ (1,540)       $ (159,820)        $ (123)
                                                 ----------       ---------    --------        ----------         ------
                                                 ----------       ---------    --------        ----------         ------

STATEMENTS OF CASH FLOWS UNDER U.S. GAAP


          Net Cash Provided By
              (Used In):                   OPERATING ACTIVITIES      INVESTING ACTIVITIES       FINANCING ACTIVITIES
                                          ---------------------      --------------------      ---------------------
                                          CANADIAN       U.S.          CANADIAN     U.S.        CANADIAN      U.S.
            FOR THE YEARS ENDED             GAAP         GAAP            GAAP       GAAP          GAAP        GAAP
            -------------------           --------      -------       ---------   --------      --------    ---------
             December 31, 1998             $10,487      $10,487       $(10,365)    $5,500        $2,865     $(13,000)
             December 31, 1997               1,400        1,400        (21,324)   (21,324)       13,125       13,125
             December 31, 1996              (3,359)      (3,359)       (69,808)   (21,078)       66,555       17,825

Cash flows for the Corporation under Canadian GAAP are presented in the consolidated statement of cash flows. Under Canadian GAAP, all financing and investment activities are presented on the face of the statement. Under U.S. GAAP, only cash transactions are presented, with non-cash transactions disclosed separately. The 1996 purchase of Da Capo (note 1) was a non-cash transaction. Accordingly, under U.S. GAAP, the non-cash portion of the acquisition ($48,730) and shares issued for Da Capo would not be included in the statement. Similarly, the 1998 purchase of Mineral Ridge Inc. (note 1 and 3) was a non-cash transaction. Under U.S. GAAP, the non-cash portion of the acquisition of assets ($15,865) and the assumption of liabilities ($15,589) and the shares issued for Mineral Ridge Inc. ($276) would not be included in the statement.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                 1998              1997             1996
--------------------------------------------------------------------------------------------------------
Cash paid during the year for:

Interest                                                        $ 451             $ 674              $ -

Income taxes                                                        -                91                -

STOCK BASED COMPENSATION PLANS

The Corporation applies APB Opinion No. 25 and related interpretations in accounting for its plans in its U.S. GAAP presentations. If compensation cost for the Corporation's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in Statement of Financial Accounting Standards No. 123, the Corporation's consolidated net loss and loss per share under U.S. GAAP would have been increased to the pro forma amounts indicated below:

                                                                           1998           1997            1996
                                                                         ------       ---------        ---------
Net earnings (loss) under U.S. GAAP               As reported            $1,693       $(71,634)        $(35,187)
                                                  Pro forma               1,361        (72,025)         (35,515)
Loss per share under U.S. GAAP                    As reported              0.02          (0.80)           (0.62)
                                                  Pro forma                0.02          (0.81)           (0.63)

Under the current Stock Option Plan (the "Plan"), the Corporation may grant options to directors, officers and employees of the Corporation or its subsidiaries for up to 4,500,000 Common Shares. Under the Plan, the exercise price of each option shall not be less than the market price of the Corporation's stock on the date of grant, and an option's maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between the Corporation and the optionee. Options under the Plan are granted from time to time at the discretion of the Board of Directors. Options granted under the Plan vest over a three year period with 25% vesting on the grant date and 25% thereafter on each anniversary of the grant date.

The fair value of each option grant is estimated on the date of grant for all plans using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                               -----------------------------------------------------------------
                                       1998                  1997                  1996
                               -----------------------------------------------------------------
Expected volatility                   61.9%                 61.9%                 61.9%
Risk-free interest rate               5.46%             5.97% to 6.40%        6.08% to 6.82%
Expected lives                      4.5 years              7 years               7 years
Dividend yield                          0%                    0%                    0%

The following tables summarize information about stock options under the Plan:

                                            1998                         1997                         1996
-------------------------------------------------------------------------------------------------------------------------
                                               WEIGHTED-AVERAGE            WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                      SHARES    EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES      EXERCISE PRICE
                                      (000)        (CDN.$)        (000)         (CDN.$)        (000)          (CDN.$)
-------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year      2,937         $ 1.61        2,540            $1.94       1,270           $ 2.38
Granted                                 125           0.20        1,402             0.92       1,965             1.60
Exercised                                 -              -         (100)            1.20        (469)            1.50
Forfeited                              (792)          1.43         (905)            1.51        (226)            2.39
-------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year            2,270           1.63        2,937             1.61       2,540             1.94
Options exercisable at year-end       1,616              -        1,409                -       1,529                -
Weighted-average fair value of
  options granted during the
  year                                                0.20                          0.92                         1.60

                                         OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------------
                           NUMBER                                                     NUMBER
                       OUTSTANDING AT     WEIGHTED-AVERAGE    WEIGHTED-AVERAGE    EXERCISABLE AT    WEIGHTED-AVERAGE
 RANGE OF EXERCISE      DEC. 31, 1998         REMAINING        EXERCISE PRICE      DEC. 31, 1998     EXERCISE PRICE
   PRICES (CDN.$)           (000)         CONTRACTUAL LIFE         (CDN.$)             (000)             (CDN.$)
----------------------------------------------------------------------------------------------------------------------
   $0.20 - $0.37             580             8.8 years             $ 0.33              259              $0.35
   $1.20 - $1.83             870             6.9 years             $ 1.64              590              $1.63
   $2.09 - $3.05             820             6.6 years             $ 2.53              767              $2.52

----------------------------------------------------------------------------------------------------------------------
                           2,270                                                     1,616

U.S. GAAP TAX CONSIDERATIONS

U.S. GAAP changes the Corporation's method of accounting for income taxes from the deferred method, as recorded under Canadian GAAP, to an asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Use of the asset and liability method has no effect on the U.S. GAAP financial statements as the Corporation has concluded that a full valuation allowance must be applied to the deferred tax asset resulting from the Corporation's net operating loss carryforwards. (See note 9). For the years ended December 31, 1998 and 1997, the Corporation has recorded no material current tax expense under Canadian or U.S. GAAP due to the cumulative net losses incurred by the Corporation. Under U.S. GAAP, the Corporation would not record any deferred tax expense based on the same rationale.

Summarized below are the components of deferred taxes:

                                                                     AS OF DECEMBER 31
                                                              -------------------------------
                                                                 1998                 1997
                                                              ---------             ---------
Temporary differences relating to net assets:
         Other current assets                                 $      29             $     114
         Property, plant and equipment                            2,895                 8,642
         Accrued reclamation and other reserves                   2,690                 1,950
Tax loss and credit carryforwards                                12,390                11,348
                                                              ---------             ---------
Gross deferred tax asset                                         18,004                22,054
Valuation allowance                                             (18,004)              (22,054)
                                                              ---------             ---------
Net deferred tax assets                                       $       -             $       -
                                                              ---------             ---------
                                                              ---------             ---------

The valuation allowance decreased by $4.0 million in 1998 due to the decrease in temporary differences.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective for financial statements for periods ending after December 15, 1997. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. The Corporation adopted the Statement effective December 31, 1997, for U.S. GAAP reporting.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", effective for financial statements for periods ending after December 15, 1997. The Statement requires disclosures about certain preferences and rights of outstanding securities and certain information about redeemable capital stock. At this time the Corporation has no preferential or redeemable securities that are subject to the new disclosure requirements of the Statement.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for financial statements for periods beginning after December 15, 1997. The Statement establishes standards for reporting and display of comprehensive income and its components in financial statements.
Comprehensive income for the Corporation will include items which have historically been included in

Shareholders' Equity, such as unrealized gains or losses on marketable equity securities and foreign exchange gains and losses. The Corporation has complied with the requirements of this Statement.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for financial statements for periods beginning after December 15, 1997. The Statement requires the Corporation to report certain information about operating segments in its financial statements and certain information about its products and services, the geographic areas in which it operates and its major customers. The Corporation has complied with the disclosure requirements of the Statement.

In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post-retirement Benefits", effective for fiscal years beginning after December 15, 1997. The Statement standardizes the disclosure requirements for pensions and other post-retirement benefits to provide information that is more comparable and concise. At this time, the Corporation has no pension or other post-retirement benefit plans that are subject to the requirements of the Statement.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Corporation is currently assessing the impact the standard will have on the financial statements of the Corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                   PART III


ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT.

DIRECTORS

The directors of Vista Gold are elected each year at the annual general meeting of shareholders and hold office until their successors are elected or appointed.

The present directors of Vista Gold, together with the location of their residences, age, length of service and business experience, are described below.


          NAME, RESIDENT,
          POSITION AND AGE            DIRECTOR SINCE           BUSINESS EXPERIENCE DURING PAST FIVE YEARS
------------------------------        -----------------        ------------------------------------------------------
DAVID R. SINCLAIR                     May 1, 1995              Chartered accountant; corporate director; Director,
Nanoose Bay,                                                   Cominco Ltd., a mining company.
British Columbia
DIRECTOR AND CHAIRMAN
Age - 69

ROSS J. BEATY                         November 12, 1996        Geologist; Chairman of Pan American Silver Corp., a
Vancouver, British Columbia                                    mining company, 1994 to present; formerly, President
DIRECTOR AND VICE CHAIRMAN                                     of Equinox Resources Ltd., a mining company.
Age - 47

MICHAEL B. RICHINGS                   May 1, 1995              Mining engineer; President and Chief Executive
Littleton, Colorado                                            Officer of Vista Gold since June 1, 1995; President
DIRECTOR                                                       of Atlas Corporation, a mining company, from
Age - 54                                                       January 1995 to May 1995; Group Executive and President of Lac
                                                               Minerals Ltd. South America, a mining company, from 1993 to
                                                               1995; Vice President of Operations of Atlas Corporation
                                                               from 1990 to 1992.

WILLIAM M. CALHOUN                    May 1, 1995              Mining engineer and geologist; Chief Executive
Silverton, Idaho                                               Officer of William Calhoun, Inc., mining consultants.
DIRECTOR
Age - 66



          NAME, RESIDENT,
          POSITION AND AGE            DIRECTOR SINCE           BUSINESS EXPERIENCE DURING PAST FIVE YEARS
------------------------------        -----------------        ------------------------------------------------------
C. THOMAS OGRYZLO                     March 8, 1996            Mechanical engineer; President and Chief Executive
Toronto, Ontario                                               Officer of Black Hawk Mining Inc., a mining company,
DIRECTOR                                                       from May 31, 1998 to present; President and Chief
Age - 59                                                       Executive  Officer of Triton  Mining Corporation, a
                                                               mining company, from August 1997 to present; formerly,
                                                               Chairman of Kilborn SNC-Lavalin Inc., an engineering
                                                               group; formerly, President of Kilborn Group of Companies.

KEITH E. STEEVES                      September 29, 1995       Chartered Accountant; Consultant; Director of Teck
Richmond, British Columbia                                     Corporation and Cross Lake Minerals Ltd., mining
DIRECTOR                                                       companies; formerly, Senior Vice-President,
Age - 66                                                       Commercial of Teck Corporation.

ALAN G. THOMPSON                      December 1, 1989         Businessman; President and Chief Executive Officer
West Vancouver,                                                of A.G.T. Financial Corporation, an investment
British Columbia                                               company.
DIRECTOR
Age - 71

PETER WALTON                          May 24, 1989             Chartered accountant; self-employed business West Vancouver,
British Columbia                                               consultant.
DIRECTOR
Age - 69


None of the above directors has entered into any arrangement or understanding with any other person pursuant to which he was or is to be elected as a director of Vista Gold or a nominee of any other person, except as disclosed herein.

EXECUTIVE OFFICERS

The executive officers of Vista Gold are appointed by and hold office at the pleasure of the Board of Directors of Vista Gold. The present executive officers of Vista Gold, together with their age, length of service and business experience, are described below.


NAME, POSITION AND AGE                HELD OFFICE SINCE        BUSINESS EXPERIENCE DURING PAST FIVE YEARS
-----------------------------------   ---------------------    -----------------------------------------------------
MICHAEL B. RICHINGS                   June 1, 1995             Mining engineer; President and Chief Executive
PRESIDENT, CHIEF EXECUTIVE OFFICER                             Officer since June 1995; President of Atlas
AND DIRECTOR                                                   Corporation, a mining company, from January 1995 to
Age - 54                                                       May 1995; Group Executive and President of Lac
                                                               Minerals Ltd. South America, a mining company, from
                                                               1993 to 1995; Vice President of Operations of Atlas
                                                               Corporation from 1990 to 1992.



NAME, POSITION AND AGE                HELD OFFICE SINCE        BUSINESS EXPERIENCE DURING PAST FIVE YEARS
-----------------------------------   ---------------------    -----------------------------------------------------
ROGER L. SMITH                        March 6, 1998            Corporate Controller of Vista Gold from December
VICE PRESIDENT FINANCE                                         1995 to March 1998; Vice President Finance of Ramrod
Age - 41                                                       Gold (U.S.A.) Inc., a mining company, from May 1994
                                                               to December 1995; Vice President Finance of Westmont
                                                               Gold Inc., a mining company from July 1991 to
                                                               May 1994.

RONALD J. MCGREGOR                    July 1, 1996             Vice President Project Development, Cambior USA
VICE PRESIDENT DEVELOPMENT AND                                 Inc., a mining company.
OPERATIONS
Age - 51

WILLIAM F. SIRETT                     January 1, 1996          Lawyer; Partner, Ladner Downs, a law firm.
SECRETARY
Age - 48

None of the above executive officers has entered into any arrangement or understanding with any other person pursuant to which he was or is to be elected as an executive officer of Vista Gold or a nominee of any other person.

EXECUTIVE AND AUDIT COMMITTEES

Vista Gold does not have an executive committee. Vista Gold is required to have an audit committee under section 173 of the BUSINESS CORPORATIONS ACT (Yukon Territory). Vista Gold's audit committee consists of the following directors: David R. Sinclair, Keith E. Steeves, Peter Walton and Alan G. Thompson.

ITEM 11. COMPENSATION OF DIRECTORS AND OFFICERS.

During the financial year ended December 31, 1998, the aggregate cash compensation paid by the Corporation to all directors and officers of Vista Gold as a group was $495,562. This sum includes compensation paid to executive officers pursuant to the cash incentive plan and retirement savings plan described below.

Information specified in this Item for individually named directors and officers is incorporated by reference from pages 12 to 20 of the Management Information and Proxy Circular prepared in connection with Vista Gold's Annual General Meeting held on May 10, 1999, filed with the Securities and Exchange Commission concurrently with the filing of this report.

Pursuant to the terms of the Corporation's incentive policy adopted by the Corporation in 1989 or certain employment contracts, executive officers and senior employees of the Corporation are eligible to receive incentive payments. Incentive payments awarded to executive officers under this plan in 1998 included in the aggregate cash compensation figure provided above were for the period from January 1, 1998 to December 31, 1998. These incentive payments are awarded at the discretion of the Board of Directors based on recommendations from the compensation committee. There is no established formula utilized in determining these incentive payments. The award of incentive payments is motivated by the

Corporation's desire to reward past services rendered to the Corporation and to provide an incentive for continued service to the Corporation. Incentive payments to be made during 1999 may include amounts related to performance during a portion of 1998 but have not yet been determined. The Corporation has not made any restricted stock awards during the last three fiscal years.

During the fiscal year ended December 31, 1998, the Corporation set aside or accrued a total of $13,070 to provide pension, retirement or similar benefits for directors or officers of Vista Gold pursuant to plans provided or contributed to by the Corporation. As a part of the aggregate cash compensation disclosed above, the Corporation sponsors a quantified tax-deferred savings plan in accordance with the provisions of section 401(k) of the United States Internal Revenue Service Code which is available to permanent United States-based employees. Under the terms of this plan, the Corporation makes contributions of up to 4% of eligible employees salaries. In addition, the Corporation contributes between 2% and 4% of salaries of permanent Canadian-based employees, including executive officers, depending on length of service and to a maximum of Cdn.$3,500 per year, to the individual's registered retirement savings plan. There are no other such plans to which the Corporation made any contribution in relation to its directors or officers in 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information specified in this Item for individually named directors and officers is incorporated by reference from pages 6 to 8 and 19 of the Management Information and Proxy Circular prepared in connection with Vista Gold's Annual General Meeting held on May 10, 1999, filed with the Securities and Exchange Commission concurrently with the filing of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1998, there have been no transactions, or series of similar transactions, or any currently proposed transactions or series of similar transactions, to which Vista Gold or any of its subsidiaries was or is a party in which the amount involved exceeds $60,000 and in which any director or executive officer, nominee for election as a director, any member of the immediate family of any of the foregoing persons.

During 1998, there were and are no relationships regarding directors or nominees for director as stipulated by this item and no director or executive officer, nominee for election as a director, any member of their immediate family or any corporation or organization in which any of them, directly or indirectly, beneficially owns 10% or more of any class of equity securities was indebted to Vista Gold.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

DOCUMENTS FILED AS PART OF REPORT

FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation are filed as part of this report:

1.   Report of Independent Accountants dated March 19, 1999.

2.   Consolidated Balance Sheets - At December 31, 1998 and 1997.

3. Consolidated Statements of Earnings (Loss) - Years ended December 31, 1998, 1997 and 1996.

4. Consolidated Statements of Retained Earnings (Deficit) - Years ended December 31, 1998, 1997 and 1996.

5. Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996.

6.   Notes to Consolidated Financial Statements.

See "Item 8.  Consolidated Financial Statements and Supplementary Data".

FINANCIAL STATEMENT SCHEDULES

No financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See "Item 8. Consolidated Financial Statements and Supplementary Data".

EXHIBITS

The following exhibits are filed as part of this report:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         EXHIBIT NUMBER                           DESCRIPTION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
               3.01               Articles of Continuation filed as Exhibit 2.01
                                  to the Form 20-F for the period ended December
                                  31, 1997 and incorporated herein by reference
                                  (File No. 1-9025)
--------------------------------------------------------------------------------
               3.02               By-Law No. 1 of Vista Gold filed as Exhibit
                                  2.01 to the Form 20-F for the period ended
                                  December 31, 1997 and incorporated herein by
                                  reference (File No. 1-9025)
--------------------------------------------------------------------------------
               3.03               Share Certificate of Vista Gold
--------------------------------------------------------------------------------
               3.04               Amended By-Law No. 1 of Vista Gold
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
              10.01               Lease and Option dated July 1, 1985 between
                                  Henry C. Crofoot, trustee, and Hycroft
                                  Resources - Development Inc. (Crofoot Patented
                                  Claims), as amended, filed as Exhibit 10.8 to
                                  Granges' Registration Statement on Form S-1,
                                  as amended, and incorporated herein by
                                  reference (File No. 33-17974)
--------------------------------------------------------------------------------
              10.02               Lease and Option dated July 1, 1985, between
                                  Henry C. Crofoot, trustee, and Hycroft
                                  Resources - Development Inc. (Crofoot
                                  Unpatented Claims), as amended, filed as
                                  Exhibit 10.9 to Granges' Registration
                                  Statement on Form S-1, as amended, and
                                  incorporated herein by reference (File No.
                                  33-17974)
--------------------------------------------------------------------------------
              10.03               Lewis Mine Lease and Assignment Agreement
                                  included in the Assignment of Mining Lease
                                  dated January 23, 1987 among Standard Slag
                                  Company, Hycroft Lewis, Hycroft Resources
                                  Corporation and Granges, filed as Exhibit 10.7
                                  to Granges' Registration Statement on Form
                                  S-1, as amended, and incorporated herein by
                                  reference (File No. 33-17974)
--------------------------------------------------------------------------------
              10.04               Amendment Agreement dated January 14, 1988,
                                  among Henry C. Crofoot et al and Hycroft
                                  Resources - Development Inc. filed as Exhibit
                                  10.13 to Granges' Annual Report on Form 10-K
                                  for the fiscal year ended December 31, 1988,
                                  as amended, and incorporated herein by
                                  reference (File No. 1-9025)
--------------------------------------------------------------------------------
              10.05               Lewis Hycroft Agreement dated January 10,
                                  1989, among Frank W. Lewis, Hycroft Lewis and
                                  Hycroft Resources - Development Inc. filed as
                                  Exhibit 10.16 to Granges' Annual Report on
                                  Form 10-K for the fiscal year ended December
                                  31, 1988, as amended, and incorporated herein
                                  by reference (File No. 1-9025)
--------------------------------------------------------------------------------
              10.06               Second Amendment Agreement dated March 3,
                                  1989, among Henry C. Crofoot et al and
                                  Hycroft Resources - Development Inc. filed
                                  as Exhibit 10.24 to the Form 20-F/A for the
                                  year ended December 31, 1994 and incorporated
                                  herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
              10.07               Second Lewis-Hycroft Agreement dated March 15,
                                  1991 among Frank W. Lewis, Granges, Hycroft
                                  Resources - Development Inc. and Hycroft Lewis
                                  filed as Exhibit 10.20 to the Form 20-F/A for
                                  the year ended December 31, 1994 and
                                  incorporated herein by reference (File No.
                                  1-9025)
--------------------------------------------------------------------------------
              10.08               Third Amendment Agreement dated August 16,
                                  1991 among Henry C. Crofoot et al, Hycroft
                                  Resources - Development Inc. and Blackrock
                                  Properties, Inc. filed as Exhibit 10.25 to
                                  the Form 20-F/A for the year ended December
                                  31, 1994 and incorporated herein by reference
                                  (File No. 1-9025)
--------------------------------------------------------------------------------
              10.09               Agreement dated May 13, 1994 between Granges
                                  and Atlas Corporation filed as Exhibit 2.01
                                  to the Form 20-F for the period ended
                                  December 31, 1994 and incorporated herein by
                                  reference (File No.1-9025)
--------------------------------------------------------------------------------
              10.10               Purchase and Sale Agreement dated June 24,
                                  1994 between Granges and Hudson Bay Mining and
                                  Smelting Co., Limited filed as Exhibit 10.10
                                  to the Form 20-F/A for the year ended December
                                  31, 1994 and incorporated herein by reference
                                  (File No. 1-9025)
--------------------------------------------------------------------------------
              10.11               Amalgamation Agreement dated February 24,
                                  1995 between Granges and Hycroft Inc.
                                  included in the Joint Management Information
                                  Circular of Granges and Hycroft Inc. filed
                                  as Exhibit 20.1 to the Form 8-K dated May 1,
                                  1995 and incorporated herein by reference
                                  (File No. 1-9025)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
              10.12               Agreement dated February 24, 1995 between
                                  Granges and Atlas Corporation filed as
                                  Exhibit 2.03 to the Form 20-F for the period
                                  ended December 31, 1994 and incorporated
                                  herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
              10.13               Employment Agreement dated June 1, 1995
                                  between Granges and Michael B. Richings
                                  filed as Exhibit 10(i) to the Form 10-Q for
                                  the quarterly period ended June 30,
                                  1995 and incorporated herein by reference
                                  (File No. 1-9025)
--------------------------------------------------------------------------------
              10.14               Private Placement Subscription Agreement dated
                                  August 25, 1995 between Granges and Zamora
                                  filed as Exhibit 10.10 to the Form 20-F/A for
                                  the year ended December 31, 1994 and
                                  incorporated herein by reference (File No.
                                  1-9025)
--------------------------------------------------------------------------------
              10.15               Letter of Intent between Granges and Atlas
                                  Corporation dated as of October 4, 1995 to
                                  enter into an Exploration Joint Venture
                                  Agreement filed as Exhibit 10.14 to the Form
                                  20-F/A for the year ended December 31, 1994
                                  and incorporated herein by reference (File No.
                                  1-9025)
--------------------------------------------------------------------------------
              10.16               Registration Agreement between Granges and
                                  Atlas Corporation dated as of November 10,
                                  1995 filed as Exhibit 10.12 to the Form
                                  20-F/A for the year ended December 31, 1994
                                  and incorporated herein by reference (File
                                  No. 1-9025)
--------------------------------------------------------------------------------
              10.17               Indemnification Agreement between Granges
                                  and Atlas Corporation dated as of November
                                  10, 1995 filed as Exhibit 10.13 to the Form
                                  20-F/A for the year ended December 31, 1994
                                  and incorporated herein by reference (File
                                  No. 1-9025)
--------------------------------------------------------------------------------
              10.18               Commitment letter dated November 14, 1995
                                  between Granges and Deutsche Bank AG filed as
                                  Exhibit 10.09 to the Form 20-F/A for the year
                                  ended December 31, 1994 and incorporated
                                  herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
              10.19               Exploration and Purchase Option Agreement
                                  effective June 7, 1996 between Granges and
                                  L.B. Mining filed as Exhibit 2.01 to the Form
                                  20-F for the year ended December 31, 1997 and
                                  incorporated herein by reference (File No.
                                  1-9025)
--------------------------------------------------------------------------------
              10.20               Special Warrant Indenture dated June 7, 1996
                                  between Granges and Montreal Trust filed as
                                  Exhibit 2.02 to the Form 20-F for the year
                                  ended December 31, 1997 and incorporated
                                  herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
              10.21               Warrant Indenture dated June 7, 1996 between
                                  Granges and Montreal Trust filed as Exhibit
                                  2.03 to the Form 20-F for the year ended
                                  December 31, 1997 and incorporated herein by
                                  reference (File No. 1-9025)
--------------------------------------------------------------------------------
              10.22               Stock Option Plan of Vista Gold dated
                                  November 1996
--------------------------------------------------------------------------------
              10.23               Supplemental Warrant Indenture made as of
                                  November 1, 1996 between Vista Gold and
                                  Montreal Trust with respect to the Warrant
                                  Indenture dated April 25, 1996 between Granges
                                  and Montreal Trust filed as Exhibit 1.01 to
                                  the Form 20-F for the year ended December 31,
                                  1997 and incorporated herein by reference
                                  (File No. 1-9025)
--------------------------------------------------------------------------------
              10.24               Supplemental Warrant Indenture made as of
                                  November 1, 1996 between Vista Gold and
                                  Montreal Trust with respect to the Warrant
                                  Indenture dated June 7, 1996 between Granges
                                  and Montreal Trust filed as Exhibit 1.02 to
                                  the Form 20-F for the year ended December 31,
                                  1997 and incorporated herein by reference
                                  (File No. 1-9025)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
              10.25               Establishment of Operating Credit Facility
                                  dated November 22, 1996 from The Bank of Nova
                                  Scotia to Vista Gold and accepted by Vista
                                  Gold on November 26, 1996 filed as Exhibit
                                  2.05 to the Form 20-F for the year ended
                                  December 31, 1997 and incorporated herein by
                                  reference (File No. 1-9025)
--------------------------------------------------------------------------------
              10.26               Termination Agreement dated January 10, 1997
                                  between Granges (U.S.) Inc. and Atlas filed
                                  as Exhibit 1.03 to the Form 20-F for the year
                                  ended December 31, 1997 and incorporated
                                  herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
              10.27               Credit Agreement dated as of February 20,
                                  1997 between The Bank of Nova Scotia
                                  and Hycroft Inc. filed as Exhibit 2.06 to the
                                  Form 20-F for the year ended December 31,
                                  1997 and incorporated herein by reference
                                  (File No. 1-9025)
--------------------------------------------------------------------------------
              10.28               Guaranty dated as of February 20, 1997 by
                                  Vista Gold in favour of The Bank of Nova
                                  Scotia filed as Exhibit 2.07 to the Form
                                  20-F for the year ended December 31, 1997
                                  and incorporated herein by reference (File
                                  No. 1-9025)
--------------------------------------------------------------------------------
              10.29               Amendment No. 1 dated as of September 30, 1997
                                  between The Bank of Nova Scotia and Hycroft
                                  Inc. Credit Agreement dated as of February 20,
                                  1997 between The Bank of Nova Scotia and
                                  Hycroft Inc. filed as Exhibit 1.01 to the Form
                                  20-F for the year ended December 31, 1998 and
                                  incorporated herein by reference (File No.
                                  1-9025)
--------------------------------------------------------------------------------
              10.30               Letter Agreement of Private Placement dated
                                  April 24, 1998 between Zamora and Gribipe
                                  and Amendment dated June 1, 1998 to Letter
                                  Agreement of Private Placement Agreement
                                  dated April 24, 1998
--------------------------------------------------------------------------------
              10.31               Share Purchase Agreement dated October 21,
                                  1998 among Cornucopia Resources Ltd.,
                                  Cornucopia Resources Inc., Vista Gold
                                  Holdings Inc. and Vista Gold
--------------------------------------------------------------------------------
              10.32               Restated and Amended Loan Agreement dated as
                                  of October 21, 1998 between Mineral Ridge Inc.
                                  and Dresdner Bank AG, New York and Grand Cayman
                                  Branches
--------------------------------------------------------------------------------
              10.33               Stock Option Plan of Vista Gold dated
                                  November 1996 as amended in November 1998
--------------------------------------------------------------------------------
              11.01               Statement of Computation of Per Share
                                  Earnings of Vista Gold
--------------------------------------------------------------------------------
              24.01               Powers of Attorney
--------------------------------------------------------------------------------
              27.01               Financial Data Schedule
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1998. However, the following documents were filed under cover of Form 6-K during the quarter ended December 31, 1998:

1. Press release dated October 22, 1998 announcing the acquisition of Mineral Ridge Inc. filed under cover of Form 6-K on October 23, 1998.

2. Press release dated November 20, 1998 announcing the Corporation's results for the quarter ended September 31, 1998 filed under cover of Form 6-K on November 20, 1998.

3. Interim financial statements for the quarter ended September 30, 1998 filed under cover of Form 6-K on December 2, 1998.

                            SUPPLEMENTAL INFORMATION

Additional information, including directors' and officers' remuneration and indebtedness, principal holders of the Corporation's securities, options to purchase securities and interests of insiders in material transactions, where applicable, is contained in the Management Proxy and Information Circular for the annual general meeting of shareholders held on May 10, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VISTA GOLD CORP.


Dated: March 24, 1999             By:  /s/ Michael B. Richings
                                      -------------------------------------
                                      Michael B. Richings,
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated: March 24, 1999             By:  /s/ Roger L. Smith
                                       -------------------------------------
                                       Roger L. Smith,
                                       Vice President Finance


Dated: March 24, 1999             By:  /s/ Roger L. Smith
                                       --------------------------------------
                                       Roger L. Smith,
                                       Vice President Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
              SIGNATURE                                  TITLE                   DATE
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
                  *                      Chairman of the Board and             March 24, 1999
---------------------------------------  Director
David R. Sinclair
-----------------------------------------------------------------------------------------------
                  *                      Vice-Chairman of the Board and        March 24, 1999
---------------------------------------  Director
Ross J. Beaty
-----------------------------------------------------------------------------------------------
/s/ Michael B. Richings                  President and Chief Executive         March 24, 1999
---------------------------------------  Officer and Director
Michael B. Richings
-----------------------------------------------------------------------------------------------
                  *                      Director                              March 24, 1999
---------------------------------------
William Calhoun
-----------------------------------------------------------------------------------------------
                  *                      Director                              March 24, 1999
---------------------------------------
C. Thomas Ogryzlo
-----------------------------------------------------------------------------------------------
                  *                      Director                              March 24, 1999
---------------------------------------
Alan G. Thompson
-----------------------------------------------------------------------------------------------
                  *                      Director                              March 24, 1999
---------------------------------------
Peter Walton
-----------------------------------------------------------------------------------------------
                  *                      Director                              March 24, 1999
---------------------------------------
Keith Steeves
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

* On his own behalf and pursuant to a Power of Attorney dated March 24, 1999, the undersigned by signing his name hereby signs this report in the name and on behalf of the foregoing indicated officers and directors.

/s/ Michael B. Richings
-----------------------------------
Michael B. Richings