Form 10-Q
period 1999-03-31
VISTA GOLD CORP
filed 1999-05-17
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                    (Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   -----------

                          COMMISSION FILE NUMBER 1-9025

                                VISTA GOLD CORP.
             (Exact name of registrant as specified in its charter)

Continued under the laws of the Yukon Territory         (Not Applicable)
 (State or other jurisdiction of incorporation           (IRS Employer
             or organization)                          Identification No.)

               Suite 3000
          370 Seventeenth Street
               Denver, Colorado                               80202
   (Address of principal executive offices)                 (Zip Code)

                                 (303) 629-2450
              (Registrant's telephone number, including area code)

                                   -----------

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

                                   90,715,040
                                   ----------

          Common Shares, without par value, outstanding at May 10, 1999

                                   -----------

                                 VISTA GOLD CORP.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                         PAGE
                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)
         (i)    Consolidated Balance Sheets as of March 31, 1999
                and December 31, 1998                                     3
         (ii)   Consolidated Statements of Earnings (Loss) for
                the three months ended March 31, 1999 and
                March 31, 1998                                            4
         (iii)  Consolidated Statements of Deficit for the
                three months ended March 31, 1999 and March 31, 1998      4
         (iv)   Consolidated Statements of Cash Flows for the
                three months ended March 31, 1999 and March 31, 1998      5
         (v)    Notes to Consolidated Financial Statements                6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              9
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      13

                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               14
ITEM 2.  CHANGES IN SECURITIES                                           14
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             14
ITEM 5.  OTHER INFORMATION                                               14
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                14


                                    SIGNATURES                           15

                                   EXHIBIT INDEX                         16

      In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31      December 31
                    (U.S. DOLLARS IN THOUSANDS)                  1999            1998
                                                             -----------     ------------
                                                             (Unaudited)      (Audited)
ASSETS:

Cash and cash equivalents                                     $  2,376        $  4,786
Marketable securities                                               73              90
Accounts receivable                                              5,685           3,958
Gold inventory                                                   4,842           7,318
Supplies and other                                               1,974           1,849
                                                              ------------------------
   Current assets                                               14,950          18,001

Property, plant and equipment, net                              59,882          61,093
Investment in and advances to Zamora Gold Corp.                    442             571
Other assets                                                     1,136           1,213
                                                              ------------------------
   Long-term assets                                             61,460          62,877
                                                              ------------------------
       Total assets                                           $ 76,410        $ 80,878
                                                              ------------------------
                                                              ------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable                                              $  1,600        $  2,425
Accrued liabilities and other                                    1,653           1,772
Deferred hedging gains                                           1,498           1,150
Current portion of long-term debt  - Note 2                      2,309           2,372
                                                              ------------------------
   Current liabilities                                           7,060           7,719

Long-term debt  - Note 2                                        12,937          13,217
Accrued reclamation and closure costs                            5,877           6,384
Other liabilities                                                   26              28
                                                              ------------------------
   Long-term liabilities                                        18,840          19,629
                                                              ------------------------
       Total liabilities                                        25,900          27,348

Capital stock, no par value per share:
     Preferred - unlimited shares authorized; no
        shares outstanding
     Common - unlimited shares authorized;
        shares outstanding:
        1999 - 90,715,040; 1998 - 90,715,040                   121,146         121,146
Deficit                                                        (69,121)        (66,076)
Currency translation adjustment                                 (1,515)         (1,540)
                                                              ------------------------
       Total shareholders' equity                               50,510          53,530
                                                              ------------------------
       Total liabilities and shareholders' equity             $ 76,410        $ 80,878
                                                              ------------------------
                                                              ------------------------

Commitments and contingencies - Note 3

Approved by the Board of Directors

/S/ DAVID R. SINCLAIR                    /S/ PETER WALTON
---------------------                    ----------------
David R. Sinclair                        Peter Walton
Chairman                                 Director

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

                                                                       Three Months Ended
                                                                            March 31
                                                                   ---------------------------
          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)              1999             1998
                                                                   ---------------------------
                                                                   (Unaudited)      (Unaudited)
REVENUES:
Gold sales                                                         $    6,410       $   10,971
Other revenues                                                             24            3,247
                                                                   ---------------------------
   Total revenues                                                       6,434           14,218

COSTS AND EXPENSES:
Mining operations                                                       6,531            7,365
Depreciation, depletion and amortization                                1,508            2,323
Provision for reclamation and closure costs                                29            1,006
Operating leases                                                            -              605
Mineral exploration, property evaluation and holding costs                540              171
Corporate administration                                                  388              389
Investor relations                                                         39               72
Interest expense                                                          270              112
Loss (gain) on disposal of assets                                           -               (9)
Equity in loss and impairment of Zamora Gold Corp.                        143                -
Other expense (income)                                                     17               (2)
                                                                   ---------------------------
   Total costs and expenses                                             9,465           12,032

Net earnings (loss) before taxes                                       (3,031)           2,186

Income taxes                                                               14                7
                                                                   ---------------------------
Net earnings (loss)                                                $   (3,045)      $    2,179
                                                                   ---------------------------
                                                                   ---------------------------
Weighted average shares outstanding                                90,715,040       89,152,540
                                                                   ---------------------------
Net earnings (loss) per share                                      $    (0.03)      $     0.02
                                                                   ---------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                 CONSOLIDATED STATEMENTS OF DEFICIT

                                                                       Three Months Ended
                                                                            March 31
                                                                   ---------------------------
                 (U.S. DOLLARS IN THOUSANDS)                          1999             1998
                                                                   ---------------------------
                                                                   (Unaudited)      (Unaudited)
Deficit, beginning of period                                        $(66,076)        $(64,437)
Net earnings (loss)                                                   (3,045)           2,179
                                                                    -------------------------
Deficit, end of period                                              $(69,121)        $(62,258)
                                                                    -------------------------
                                                                    -------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
                                                                            March 31
                                                                   ---------------------------
                 (U.S. DOLLARS IN THOUSANDS)                          1999             1998
                                                                   ---------------------------
                                                                   (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                  $(3,045)       $ 2,179

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET
  CASH PROVIDED BY (USED IN) OPERATIONS:
Depreciation, depletion and amortization                               1,508          2,323
Amortization of deferred stripping                                         -            702
Deferral (amortization) of hedging gains                                 348          4,849
Amortization of deferred hedging costs                                     -            276
Provision for reclamation and closure costs                               29          1,006
Reclamation and closure costs                                           (536)          (314)
Loss (gain) on sale of assets                                              -             (9)
Equity in loss and impairment of Zamora Gold Corp.                       143              -
Loss (gain) on currency translation                                       25             21
Other non-cash items                                                      (2)             -
                                                                     ----------------------
                                                                      (1,530)        11,033

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Marketable securities                                                     17            132
Accounts receivable                                                   (1,727)        (2,138)
Gold inventory                                                         2,476             51
Supplies and other                                                      (125)           144
Accounts payable                                                        (825)        (1,882)
Accrued liabilities and other                                           (119)          (840)
                                                                     ----------------------
   Net cash provided by (used in) operating activities                (1,833)         6,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                              (380)          (777)
Proceeds from disposal of assets                                          83            108
Investment in and advances to Zamora Gold Corp.                          (14)             -
Other assets                                                              77              2
                                                                     ----------------------
   Net cash provided by (used in) investing activities                  (234)          (667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                       (343)        (4,700)
                                                                     ----------------------
   Net cash provided by (used in) financing activities                  (343)        (4,700)
                                                                     ----------------------
Net increase (decrease) in cash and cash equivalents                  (2,410)         1,133
Cash and cash equivalents, beginning of period                         4,786          1,799
                                                                     ----------------------
Cash and cash equivalents, end of period                             $ 2,376        $ 2,932
                                                                     ----------------------
                                                                     ----------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, unless specified otherwise)

1.       UNAUDITED INTERIM FINANCIAL INFORMATION

The consolidated financial statements of Vista Gold Corp. (the "Corporation") for the three months ended March 31, 1999 and 1998 are unaudited and have been prepared by the Corporation in accordance with Canadian Generally Accepted Accounting Principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the interim financial information set forth herein have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. This document should be read in conjunction with the Corporation's consolidated financial statements for the year ended December 31, 1998 filed under cover of Form 10-K on March 31, 1999.

2.       LONG-TERM DEBT

Mineral Ridge Resources Inc. ("Mineral Ridge"), a subsidiary of the Corporation, has outstanding bank loans of $15.2 million. During the three months ended March 31, 1999, Mineral Ridge repaid $0.3 million under the terms of the loans. The interest rate on the loans is LIBOR plus two percent and the loans, which are not guaranteed by Vista Gold, are collateralized by the assets of Mineral Ridge including $5.0 million of mining equipment contributed by the Corporation. At March 31, 1999, LIBOR was 4.9 percent and the current portion of long-term debt was $2.3 million.

3.       COMMITMENTS AND CONTINGENCIES

As part of its gold hedging program, the Corporation enters into agreements with major financial institutions to deliver gold. Realization under these agreements is dependent upon the ability of those financial institutions to perform in accordance with the terms of the agreements. As of March 31, 1999, the Corporation's hedging program consisted of forward sales contracts totalling 100,000 ounces where the Corporation is required to deliver gold at an average price of $320 per ounce. The forward sales contracts have various expiration dates up to December 1999 and the Corporation has the ability to defer the date of sale before the related gold is ultimately delivered.

4.       SUBSEQUENT EVENTS

In April 1999, Hycroft Resources & Development, Inc. ("Hycroft"), a wholly-owned subsidiary of the Corporation, entered into a debt agreement with Finova Capital Corporation through which Hycroft received $1.5 million in cash. The interest rate on the loan is 10.61 percent and the loan is collateralized by certain mobile equipment assets at Hycroft. The repayment terms of the loan require 36 equal monthly instalments commencing in May 1999.

5.       GEOGRAPHIC & SEGMENT INFORMATION

The Corporation operates in the gold mining industry in the United States, and has exploration and development properties in Latin America. Its major product and only identifiable segment is gold, and all gold revenues and operating costs are derived in the United States.

                                                    MARCH 31,     DECEMBER 31,
                                                      1999            1998
------------------------------------------------------------------------------
Property, plant and equipment, net, by
  geographic region
     Canada                                          $    149       $     -
     U.S.                                              25,396        26,628
     Latin America                                     34,337        34,465
                                                     --------       -------
                                                     $ 59,882       $61,093
                                                     --------       -------
                                                     --------       -------

6. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

(D) In 1997, the carrying values of certain long-lived assets exceeded their respective undiscounted cash flows. Following Canadian GAAP, the carrying values were written down using the undiscounted cash flow method. Under U.S. GAAP, as discussed in (C) above, the carrying values were written down to their fair values using the discounted cash flow method, giving rise to a difference in the amounts written down.

         Amortization of the remaining carrying values in subsequent periods following Canadian GAAP must be reduced to reflect the difference in the amounts written down following U.S. GAAP.

(E) Under U.S. GAAP, items such as foreign exchange gains and losses and unrealized gains and losses on marketable securities are required to be shown separately in the derivation of comprehensive income.

The significant differences in the consolidated statements of earnings (loss) relative to U.S. GAAP were as follows:

                                                     THREE MONTHS ENDED MARCH 31
                                                     ---------------------------
                                                       1999               1998
                                                     -------             ------
Net earnings (loss) - Canadian GAAP                  $(3,045)            $2,179
Amortization reduction (D)                               329              1,252
Other comprehensive income (E)                          (146)               (39)
                                                     -------             ------
   Net earnings (loss) - U.S. GAAP                    (2,862)             3,392
Other comprehensive income (E)                           146                 39
                                                     -------             ------
Comprehensive income (loss) - U.S. GAAP              $(2,716)            $3,431
                                                     -------             ------
                                                     -------             ------
Basic earnings (loss) per share - U.S. GAAP          $ (0.03)            $ 0.04
                                                     -------             ------
                                                     -------             ------

The significant differences in the balance sheet as at March 31, 1999, relative to U.S. GAAP were:

                                                         MARCH 31, 1999
                                               ------------------------------------
                                               PER CDN.     CDN./U.S.     PER U.S.
                                                 GAAP          ADJ.         GAAP
                                               --------     --------      ---------
Current assets                                 $ 14,950     $      -      $  14,950
Property, plant and equipment (D)                61,460      (13,998)        47,462
                                               --------     --------      ---------
                                               $ 76,410     $(13,998)     $  62,412
                                               --------     --------      ---------
                                               --------     --------      ---------

Current liabilities                            $  7,060     $      -      $   7,060
Long-term debt                                   12,937            -         12,937
Provision for reclamation and future
closure costs                                     5,903            -          5,903
                                               --------     --------      ---------
                                                 25,900            -         25,900

Common shares (A, B)                            121,146       76,754        197,900
Contributed surplus (A)                               -        2,786          2,786
Retained deficit (A, B, C, D)                   (69,121)     (93,561)      (162,682)
Accumulated comprehensive income                      -           23             23
Currency translation adjustment                 (1,515)            -         (1,515)
                                               --------     --------      ---------
                                               $ 76,410     $(13,998)     $  62,412
                                               --------     --------      ---------
                                               --------     --------      ---------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (U.S. dollars in thousands, unless specified otherwise)

This discussion should be read in conjunction with the consolidated financial statements of Vista Gold Corp. (the "Corporation") for the three months ended March 31, 1999 and 1998 and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in Canada.

INTRODUCTION

During the three months ended March 31, 1999, the Corporation had two producing gold mines located in Nevada and one development project located in Bolivia.

At the Hycroft mine, mining activities were suspended in December 1998 because of the continued depression in gold prices. Gold processing and recovery at the Hycroft mine will continue from inventoried ore during 1999 and into 2000. Hycroft gold production for 1999 is estimated at approximately 25,000 to 30,000 ounces.

In October 1998, the Corporation acquired the Mineral Ridge mine. Prior to the acquisition, the mine had been shut down since December 1997. The Corporation has recommenced mining and processing activities at the Mineral Ridge mine and gold production is expected to reach planned levels in the second quarter of 1999. Mineral Ridge gold production for 1999 is estimated to be between 40,000 and 45,000 ounces.

The Corporation recently completed an optimized internal feasibility study on the Amayapampa and Capa Circa project located in Bolivia. Discussions with various lenders regarding project financing are in progress and during 1999, the Corporation's activities will focus on arranging financing for the construction and development of the Amayapampa and Capa Circa project.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998.

The net loss for the three months ended March 31, 1999 was $3.0 million as compared to net earnings of $2.2 million for the same period in 1998. The primary reasons for the decrease in net earnings include reduced gold production from the Hycroft mine, start-up costs associated with the Mineral Ridge mine, holding costs for the Bolivian property, and a one-time hedging gain which was received in 1998, while there was no similar gain in 1999. The 1998 net earnings included a one-time gain on the liquidation of gold forwards of $3.2 million in other revenues. Excluding the one-time gain, the Corporation would have incurred a net loss of $1.0 million in 1998.

Gold sales of $6.4 million for the three months ended March 31, 1999 decreased $4.6 million, or 42 percent, from the same period in 1998. The decrease in gold sales was directly related to a 45 percent decrease in gold production, partially offset by a six percent increase in the average gross realized price. Gold production and gold prices were as follows:

                                                      1999       1998
                                                     ------     ------
     Hycroft mine gold production (ounces)           15,770     35,017
     Mineral Ridge mine gold production (ounces)      3,490          -
                                                     ------     ------
                                                     19,260     35,017

     Average gross realized price per ounce          $  333     $  313
     Average spot price per ounce                    $  287     $  294

At the Hycroft mine, the decrease in gold production was attributable to the suspension of mining activities in December 1998. All subsequent Hycroft gold production has been, and will be, from previously mined and inventoried ore. As the mine continues to produce gold, the remaining unrecovered gold ounces in inventory will decrease. During this process, the rate of gold production will continue to decline until all inventoried gold ounces have been recovered.

After acquiring the Mineral Ridge mine, the Corporation recommenced mining and processing activities during the fourth quarter of 1998. The initial start-up period lasted approximately four months and, following normal recovery lead times, the Corporation expects to reach planned gold production levels in the second quarter 1999. The Mineral Ridge mine began producing gold on a regular basis in February 1999 and in March 1999, the mine produced 2,598 ounces of the 3,490 ounces produced during the first quarter 1999.

The cost of mining operations decreased $0.8 million to $6.5 million for the first three months of 1999. Overall, the cost reduction was related to the amortization of deferred stripping. In 1998, the Hycroft mine amortized $0.7 million of deferred stripping costs, while there was no similar cost in 1999. Excluding the amortization of deferred stripping, total operating costs for the first quarter 1999 were unchanged from the same period in 1998. This was because cost reductions from the suspension of mining activities at the Hycroft mine were offset by operating and start-up costs at the Mineral Ridge mine. During the initial start-up period at the Mineral Ridge mine, the Corporation is expensing all start-up costs as they are incurred. Mine operating costs were as follows:

                                                      1999        1998
                                                     -------     ------
Hycroft mine operating costs                         $5,228      $7,365
Mineral Ridge mine operating costs                    1,303           -
                                                     ------      ------
                                                     $6,531      $7,365
                                                     ------      ------
                                                     ------      ------

At the Hycroft mine, mining activities were suspended in December 1998, and as a result there were no direct mining costs during the three months ended March 31, 1999. Processing and other operating costs also decreased during this period reflecting reduced levels of operating activities and lower gold production. However, these reductions were partially offset by the expensing of previously inventoried cost ("inventory variation") as the Hycroft gold inventory on the heaps was reduced during the quarter. During the quarter, the cash operating cost per ounce was $323 in 1999 as compared to $206 in 1998. However, excluding inventory variation, the direct cash operating cost per ounce was $91 in 1999 as compared to $205 in 1998.

At the Mineral Ridge mine, 1.3 million total tons were mined during the first quarter of 1999 at an average mining cost of $0.76 per ton. As discussed above, all initial start-up costs are being charged to operations as incurred. While mine operating costs during the quarter bore 100% of the start-up costs, gold production during the quarter did not reach planned levels. As a result the cash operating cost per ounce is abnormally high at $371. The Corporation anticipates the cash operating cost per ounce to decrease as gold production levels increase. The estimated cash operating cost per ounce when the mine achieves planned production will be approximately $226.

Depreciation, depletion and amortization ("DD&A") decreased $0.8 million to $1.5 million for the first quarter of 1999. At the Hycroft mine, a significant portion of the property, plant and equipment is amortized using the units of production method of depreciation based on proven and probable reserves. Those assets have been fully amortized and, as a result, the DD&A expense at the mine decreased substantially from 1998. The decrease at the Hycroft mine was partially offset by the start-up of the Mineral Ridge mine which recorded $0.8 million of DD&A expense.

The provision for reclamation and closure costs decreased $1.0 million from 1998. At the Hycroft mine, reclamation and closure costs were fully accrued in 1998 and no further provisions are anticipated. At the Mineral Ridge mine, $29 thousand was accrued for reclamation and closure costs during the first quarter of 1999. The provision is charged to earnings over the life of the mine on a unit-of-production basis. As production levels increase at the Mineral Ridge mine, the amount of the provision for reclamation and closure costs will increase accordingly.

Corporate administration and investor relations expenditures were relatively unchanged from the first quarter of 1998, when measures were taken to reduce the Corporation's overhead costs. Interest expense increased from $0.1 million for the first quarter of 1998 to $0.3 million for the first quarter of 1999. In 1998, the Hycroft mine incurred interest expense on debt that was subsequently retired during the year. The 1999 interest expense was incurred on Mineral Ridge debt which was amended when the Corporation acquired the Mineral Ridge mine.

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

The Corporation intends to complete the identification of potential year 2000 issues in June 1999. The resolution of any year 2000 issues will be dependent on the nature of the issue. However, where any internal equipment or software is concerned, the Corporation will respond by modifying, upgrading, or replacing any features that are not year 2000 compliant. Where possible, the Corporation will also attempt to incorporate redundancy in its computer systems to reduce the likelihood of year 2000 failures. Additionally, printed and electronic back-ups are kept of all material transactions, reports, systems and software where the effects of year 2000 failures could adversely impact the Corporation.

The Corporation has not yet completed its assessment of all of its systems, or the computer systems of third parties with which it deals, and while it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues, the Corporation does not believe the potential problems associated with year 2000 will have a material effect on its financial results.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's consolidated cash balance on March 31, 1999 was $2.4 million, a decrease of $2.4 million from the December 31, 1998 balance. Operating activities, including inventory variation, generated $1.0 million of cash before changes in working capital, which consumed $2.8 million of cash. The resulting net cash used in operating activities was $1.8 million. Investing and financing activities used $0.2 million and $0.3 million of cash, respectively.

The working capital consumption of $2.8 million in cash was primarily the result of a $1.8 million increase in accounts receivable, which was related to an increase in finished but unsold gold, and a $1.0 million decrease to accounts payable and accrued liabilities as the Corporation continued to pay down its outstanding accounts. Net working capital at March 31, 1999 was $7.9 million.

Investing activities consisted primarily of capital expenditures at the Mineral Ridge mine of $0.3 million partially offset by the proceeds from the sale of surplus assets at the Hycroft mine. Mineral Ridge capital expenditures during the first quarter 1999 were primarily for the planned expansion of the heap leach pad and for the replacement of a critical ore feeder, which was identified as inadequate during start-up.

In 1998, the Corporation purchased Mineral Ridge. As part of the transaction, Mineral Ridge's bank debt agreement was amended. At March 31, 1999, the amended bank debt was approximately $15.2 million. The interest rate on the debt is LIBOR plus two percent and the loans, which are not guaranteed by the Corporation, are collateralized by the assets of Mineral Ridge, including $5.0 million of mining equipment that was contributed by the Corporation. During the first quarter 1999, the Mineral Ridge mine repaid $0.3 million of the outstanding debt balance.

Subsequent to March 31, 1999, Hycroft, a subsidiary of the Corporation, entered into a debt agreement with Finova Capital Corporation through which Hycroft received $1.5 million in cash. The interest rate on the loan is 10.61 percent and the loan is collateralized by certain mobile equipment assets at the Hycroft mine. The repayment terms of the loan require 36 equal monthly installments commencing in May 1999.

At March 31, 1999, the Corporation had forward sales commitments covering approximately 100,000 ounces of gold at an average price of $320 with various expiration dates up to December 1999. The Corporation has the ability to defer the date that the related gold is ultimately delivered.

RECLAMATION AND ENVIRONMENTAL COSTS

Management estimates the reclamation and closure costs for the Corporation's mines as follows:

Hycroft mine                    $5.3 million
Mineral Ridge mine               1.8 million
                                ------------
                                $7.1 million
                                ------------
                                ------------

These costs are charged to earnings over the lives of the mines and the provision to date is $5.9 million. In April 1995, the Nevada Bureau of Land Management ("BLM") approved an amended Hycroft mine reclamation plan that included the Brimstone deposit, and a surety bond in the amount of $5.1 million was posted to secure reclamation obligations under the plan. During the first quarter 1999, the Corporation incurred $0.5 million in reclamation and closure related expenditures at the Hycroft mine. To date, Hycroft has reclaimed over 500 acres, or approximately 25 percent, of the disturbances on the entire mine site. Reclamation will continue in areas which would not be affected by the potential re-start of mining operations discussed below.

In September 1996, the BLM approved the Mineral Ridge mine plan of operations and a surety bond in the amount of $1.6 million was posted. Cash collateral in the amount of $0.9 million has been posted as security for the surety bond.

REGULATORY COMPLIANCE AND OTHER MATTERS

During the first quarter 1999, there were no material environmental incidents or non-compliance events with any applicable environmental regulations.

OUTLOOK

The Corporation is proceeding with a $0.4 million exploration program at the Hycroft mine, the start-up of the Mineral Ridge mine and is pursuing financing alternatives for its Bolivian Amayapampa project.

At the Hycroft mine, gold production from previously inventoried ore is continuing at above-plan rates and is expected to be between 25,000 and 30,000 ounces for the year. A reconciliation of the Brimstone ore reserve model confirmed that actual gold production exceeded projected gold production by more than 30 percent. Following the results of the reconciliation, the Board of Directors approved a $0.4 million exploration program, to be completed by September 1999. The program includes approximately 6,000 feet of diamond drilling and 11,000 feet of angled reverse circulation drilling to determine if the positive variance extends to the remaining Brimstone gold resource. A positive conclusion could add significantly to the Corporation's mineable reserves and allow the Hycroft mine to resume operations.

After acquiring the Mineral Ridge mine in October 1998, the Corporation recommenced mining activities immediately and is currently approaching planned levels of production. Operating costs at the mine have been at or below plan. However, during start-up various plant and crushing design deficiencies were identified which required correction. The major corrections have been completed and crushing operations are nearing planned capacity. Following normal recovery lead-times, gold production at the Mineral Ridge mine should reach planned levels in the second quarter of 1999 and is estimated to be between 40,000 and 45,000 ounces for the year.

In Bolivia, the Corporation completed studies on a revised development plan for the Amayapampa project. The study, which was completed in February 1999, evaluated the economics of combining the nearby Capa Circa project with the Amayapampa project. The revised study demonstrated a significant enhancement over previous studies at a gold price of $300 per ounce. The revised project is forecast to have an average production rate of 50,100 ounces per year over the first five years of its 12 year life. The proven and probable reserve at Amayapampa is 548,000 ounces and, in addition, Capa Circa hosts a resource of 46,000 ounces of gold. The estimated cash production costs of the project will be $157 per ounce of gold and the initial capital cost will be approximately $26 million. The Corporation is focusing its efforts on arranging the financing for this project so that construction could begin during the third quarter of 1999.

The Corporation plans to explore the Hycroft Brimstone ore reserve and operate the Mineral Ridge mine using its existing financial resources. The development of the Amayapampa project in Bolivia will require additional funding, and the Corporation is pursuing all appropriate avenues of project financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

The Corporation is engaged in gold mining and related activities, including exploration, extraction, processing, refining and reclamation. Gold bullion is the Corporation's principal product. Changes in the price of gold could significantly affect the Corporation's profitability and cash flows. Gold prices may fluctuate widely from time to time. For a description of factors that affect gold prices, see note 1(a) to the consolidated financial statements for the year ended December 31, 1998 filed under "Form 10-K, Item
8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements".

Using current 1999 estimates of production at an estimated average gold price of $300 per ounce, including the effects of the Corporation's hedging position and management's estimate of expected operating expenses, a $10 change in the gold price would result in an increase or decrease of approximately $0.5 million in net income and cash flows.

The Corporation occasionally utilizes derivative commodity instruments for purposes other than trading purposes to manage the Corporation's exposure to the risks associated with fluctuations in the price of gold by protecting the selling price of a portion of its production. The market risk of these commodity instruments to the Corporation's cash flow is related to the possible failure of all counterparties to honor their contractual obligations. Also, precious metals contracts between the Corporation and various counterparties involve the requirement that the Corporation deliver gold to the counterparty at agreed-upon prices. If the counterparty is unable to fulfill its purchase obligations, there is no guarantee that the Corporation will be able to receive the agreed-upon sales price in the open market. If the Corporation is unable to produce sufficient gold to meet its hedging contract obligations, it may be obligated to purchase such gold at the then market price. For further information regarding the Corporation's hedging program, see note 3 to the consolidated financial statements for the three months ended March 31, 1999 under "Item 1. Financial Statements - Notes to Consolidated Financial Statements".

At March 31, 1999, the Corporation's outstanding forward sales contracts were for 100,000 ounces at a projected average price of $320 per ounce to be delivered in 1999. The Corporation has the ability to defer the date that the related gold is ultimately delivered. During the first quarter of 1999, the Corporation closed out forward sales contracts covering 12,000 ounces for cash consideration of approximately $1.4 million. The gain was recorded as deferred revenue and will be amortized on a per ounce basis as the original hedging contracts would have matured.

INTEREST RATE RISK

At December 31, 1998, the interest rate on the Corporation's long-term debt was LIBOR plus two percent. The LIBOR rate on this debt is variable and can be fixed for specific periods of time up to 180 days at the option of the Corporation. As a result, management does not believe that the Corporation is exposed to significant interest rate risk and the Corporation does not utilize market risk sensitive instruments to manage its exposure to this risk.

FOREIGN CURRENCY EXCHANGE RATE RISK

The price of gold is denominated in U.S. dollars, and all of the Corporation's revenues and a significant majority of its expenses are incurred in U.S. dollars. As a result, management does not believe that the Corporation is exposed to significant foreign currency exchange rate risk and the Corporation does not utilize market risk sensitive instruments to manage its exposure to this risk.

                            PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           10.01 Loan and Security Agreement dated as of April 12, 1999 between Hycroft Resources & Development, Inc. and Finova Capital Corporation.

           11.01   Statement of Computation of Per Share Earnings.

           27.01   Financial Data Schedule.

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 1999. However, the following documents were filed under cover of Form 6-K during the quarter ended March 31, 1999:

           1. Press release dated January 19, 1999 announcing the Hycroft mine 1998 production filed under cover of Form 6-K on January 19, 1999.

           2. Press release dated March 8, 1999 announcing the results of the Bolivian project feasibility study filed under cover of Form 6-K on March 9, 1999.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VISTA GOLD CORP.
                                      (Registrant)


Date: May 10, 1999                    By: /S/ MICHAEL B. RICHINGS
                                          ------------------------
                                          Michael B. Richings
                                          President and Chief Executive Officer


Date: May 10, 1999                    By: /S/ ROGER L. SMITH
                                          -------------------
                                          Roger L. Smith
                                          Vice President Finance

                                 EXHIBIT INDEX

EXHIBIT NUMBER     DESCRIPTION                                             PAGE
--------------     -----------                                             ----
    10.01          Loan and Security Agreement dated as of April 12,
                   1999 between Hycroft Resources & Development, Inc.
                   and Finova Capital Corporation.                         18

    11.01          Statement of Computation of Per Share Earnings          55

    27.01          Financial Data Schedule                                 56