Form 10-Q
period 1999-06-30
VISTA GOLD CORP
filed 1999-08-16
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   (Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   -----------

                          COMMISSION FILE NUMBER 1-9025

                                VISTA GOLD CORP.
             (Exact name of registrant as specified in its charter)

Continued under the laws of the Yukon Territory             (Not Applicable)
       (State or other jurisdiction of                      (IRS Employer
        incorporation or organization)                    Identification No.)

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

                                  Yes  X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   90,715,040
                                   -----------

         Common Shares, without par value, outstanding at August 6, 1999

                                   -----------

                                VISTA GOLD CORP.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                           PAGE
                                                                           ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         (i)    Consolidated Balance Sheets as of June 30, 1999 and
                December 31, 1998                                            3

         (ii)   Consolidated Statements of Earnings (Loss) for the six       4
                months ended June 30, 1999 and June 30, 1998

         (iii)  Consolidated Statements of Deficit for the six months        4
                ended June 30, 1999 and June 30, 1998

         (iv)   Consolidated Statements of Cash Flows for the six months     5
                ended June 30, 1999 and June 30, 1998

         (v)    Notes to Consolidated Financial Statements                   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                               9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         15


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  16

ITEM 2.  CHANGES IN SECURITIES                                              16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                16

ITEM 5.  OTHER INFORMATION                                                  16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   16


                                    SIGNATURES                              17


                                  EXHIBIT INDEX                             18

      In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30     December 31
                            (U.S. DOLLARS IN THOUSANDS)                                1999            1998
                            ---------------------------                                ----            ----
                                                                                 (Unaudited)      (Audited)
                                                                                 --------------------------
ASSETS:

Cash and cash equivalents                                                        $    3,844      $    4,786
Marketable securities                                                                    75              90
Accounts receivable                                                                   4,013           3,958
Gold inventory                                                                        4,096           7,318
Supplies and other                                                                    2,492           1,849
                                                                                 --------------------------
   Current assets                                                                    14,520          18,001

Property, plant and equipment, net                                                   56,163          61,093
Investment in and advances to Zamora Gold Corp.                                           -             571
Other assets                                                                          1,202           1,213
                                                                                 --------------------------
   Long-term assets                                                                  57,365          62,877
                                                                                 --------------------------
       Total assets                                                              $   71,885      $   80,878
                                                                                 --------------------------
                                                                                 --------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable                                                                 $    1,848      $    2,425
Accrued liabilities and other                                                         1,720           1,772
Deferred hedging gains                                                                    -           1,150
Current portion of long-term debt - Note 2                                            2,483           2,372
                                                                                 --------------------------
   Current liabilities                                                                6,051           7,719

Long-term debt  - Note 2                                                             14,217          13,217
Accrued reclamation and closure costs                                                 5,541           6,384
Other liabilities                                                                        23              28
                                                                                 --------------------------
   Long-term liabilities                                                             19,781          19,629
                                                                                 --------------------------
       Total liabilities                                                             25,832          27,348

Capital stock, no par value per share:
   Preferred - unlimited shares authorized; no shares outstanding
   Common - unlimited shares authorized; shares outstanding:
        1999 - 90,715,040; 1998 - 90,715,040                                        121,146         121,146
Deficit                                                                             (73,612)        (66,076)
Currency translation adjustment                                                      (1,481)         (1,540)
                                                                                 --------------------------
       Total shareholders' equity                                                    46,053          53,530
                                                                                 --------------------------
            Total liabilities and shareholders' equity                           $   71,885      $   80,878
                                                                                 --------------------------
                                                                                 --------------------------

Commitments and contingencies - Note 3


Approved by the Board of Directors

/s/ DAVID R. SINCLAIR                    /s/ PETER WALTON
---------------------                    ----------------
David R. Sinclair                        Peter Walton
Chairman                                 Director

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30                            June 30
                                                                     -------                            -------
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                1999             1998              1999             1998
----------------------------------------------                ----             ----              ----             ----
                                                          (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
REVENUES:
Gold sales                                               $      4,862      $     11,199      $     11,272      $     22,170
Other revenues                                                     30                24                55             3,271
                                                         ------------------------------      ------------------------------
   Total revenues                                               4,892            11,223            11,327            25,441

COSTS AND EXPENSES:
Mining operations                                               5,638             7,379            12,169            14,744
Depreciation, depletion and amortization                        1,915             1,725             3,423             4,048
Provision for reclamation and closure costs                        63               565                92             1,571
Operating leases                                                   44               315                44               920
Mineral exploration, property evaluation and holding              652               119             1,191               290
  costs
Corporate administration                                          152               264               540               653
Investor relations                                                154                80               192               153
Interest expense                                                  301               190               571               302
Loss (gain) on disposal of assets                                   5              (176)                5              (185)
Equity in loss and impairment of Zamora Gold Corp.                457                 -               601                 -
Other expense (income)                                              2               260                21               258
                                                         ------------------------------      ------------------------------
   Total costs and expenses                                     9,383            10,721            18,849            22,754

Net earnings (loss) before taxes                               (4,491)              502            (7,522)            2,687

Income taxes                                                        -                 -                14                 7
                                                         ------------------------------      ------------------------------
     Net earnings (loss)                                 $     (4,491)     $        502      $     (7,536)     $      2,680
                                                         ------------------------------      ------------------------------
                                                         ------------------------------      ------------------------------

Weighted average shares outstanding                        90,715,040        89,152,540        90,715,040        89,152,540
---------------------------------------------------------------------------------------------------------------------------

Net earnings (loss) per share                            $      (0.05)     $       0.01      $      (0.08)     $       0.03
---------------------------------------------------------------------------------------------------------------------------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.



                       CONSOLIDATED STATEMENTS OF DEFICIT

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30                              June 30
                                                                    -------                              -------
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                1999              1998              1999              1998
----------------------------------------------                ----              ----              ----              ----
                                                           (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Deficit, beginning of period                              $    (69,121)     $    (62,258)     $    (66,076)     $    (64,436)
Net earnings (loss)                                             (4,491)              502            (7,536)            2,680
                                                          ------------------------------      ------------------------------
     Deficit, end of period                               $    (73,612)     $    (61,756)     $    (73,612)     $    (61,756)
                                                          ------------------------------      ------------------------------
                                                          ------------------------------      ------------------------------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three Months Ended              Six Months Ended
                                                                      June 30                        June 30
                                                                      -------                        -------
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                  1999            1998            1999           1998
----------------------------------------------                  ----            ----            ----           ----
                                                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                          $   (4,491)     $      502      $   (7,536)     $    2,680

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET
   CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation, depletion and amortization                          1,915           1,725           3,423           4,048
Amortization of deferred stripping                                    -             467               -           1,169
Deferral (amortization) of hedging gains                         (1,498)         (1,191)         (1,150)          3,658
Amortization of deferred hedging costs                                -               -               -             276
Provision for reclamation and closure costs                          63             565              92           1,571
Reclamation and closure costs                                      (399)           (320)           (935)           (634)
Loss (gain) on sale of assets                                         5            (176)              5            (185)
Equity in loss and impairment of Zamora Gold Corp.                  457               -             601               -
Loss (gain) on currency translation                                  34             (85)             59             (64)
Other non-cash items                                                 (3)              -              (5)              1
                                                             --------------------------      --------------------------
                                                                 (3,917)          1,487          (5,446)         12,520

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Marketable securities                                                (2)              -              15             132
Accounts receivable                                               1,673          (1,750)            (55)         (3,888)
Gold inventory                                                      746           2,497           3,222           2,549
Supplies and other                                                2,522             434           2,397             577
Accounts payable                                                    248            (806)           (577)         (2,688)
Accrued liabilities and other                                        67            (322)            (52)         (1,163)
                                                             --------------------------      --------------------------
     Net cash provided by (used in) operating activities          1,337           1,540            (496)          8,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                       (1,244)         (1,832)         (1,624)         (2,608)
Proceeds from disposal of assets                                      3           2,233              86           2,341
Investment in and advances to Zamora Gold Corp.                     (15)              -             (30)              -
Other assets                                                        (67)              -              11               2
                                                             --------------------------      --------------------------
     Net cash provided by (used in) investing activities         (1,323)            401          (1,557)           (265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                1,500               -           1,500               -
Repayment of debt                                                   (46)         (1,100)           (389)         (5,800)
                                                             --------------------------      --------------------------
     Net cash provided by (used in) financing activities          1,454          (1,100)          1,111          (5,800)

Net increase (decrease) in cash and cash equivalents              1,468             841            (942)          1,974

Cash and cash equivalents, beginning of period                    2,376           2,932           4,786           1,799
                                                             --------------------------      --------------------------

     Cash and cash equivalents, end of period                $    3,844      $    3,773      $    3,844      $    3,773
                                                             --------------------------      --------------------------
                                                             --------------------------      --------------------------

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands unless specified otherwise)


1.     UNAUDITED INTERIM FINANCIAL INFORMATION

The consolidated financial statements of Vista Gold Corp. (the "Corporation") for the six months ended June 30, 1999 have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the interim financial information set forth herein, have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

2.     LONG-TERM DEBT

Mineral Ridge Resources Inc. ("MRRI"), a wholly-owned subsidiary of the Corporation, has outstanding bank loans of $15.2 million. During the six months ended June 30, 1999, MRRI repaid $0.3 million under the terms of the loans. The interest rate on the loans is LIBOR plus two percent and the loans, which are not guaranteed by the Corporation, are collateralized by the assets of MRRI including $5.0 million of mining equipment contributed by Vista Gold. At June 30, 1999, LIBOR was 5.2 percent and the current portion of the MRRI long-term debt was $2.0 million.

In April 1999, Hycroft Resources & Development, Inc. ("Hycroft"), a wholly-owned subsidiary of the Corporation, entered into a debt agreement with Finova Capital Corporation through which Hycroft received $1.5 million in cash. The interest rate on the loan is 10.61 percent and the loan is collateralized by certain mobile equipment assets at Hycroft. The repayment terms of the loan require 36 equal monthly instalments commencing in May 1999. At June 30, 1999, Hycroft had repaid $0.1 million of the debt, and the current portion of the Hycroft long-term debt was $0.5 million.

3.     COMMITMENTS AND CONTINGENCIES

As part of its gold hedging program, the Corporation enters into agreements with major financial institutions to deliver gold. Realization under these agreements is dependent upon the ability of those financial institutions to perform in accordance with the terms of the agreements. As of June 30, 1999, the Corporation's hedging program consisted of forward sales contracts totalling 100,000 ounces where the Corporation is required to deliver gold at an average price of $311 per ounce. The forward sales contracts have various expiration dates up to December 1999. The Corporation has the ability to defer the date of sale that the related gold is ultimately delivered.

4.     GEOGRAPHIC AND SEGMENT INFORMATION

The Corporation operates in the gold mining industry in the United States, and has exploration and development properties in Latin America. Its major product and only identifiable segment is gold, and all gold revenues and operating costs are derived in the United States.

          PROPERTY, PLANT AND EQUIPMENT, NET, BY GEOGRAPHIC REGION

                                                   JUNE 30     December 31
       (U.S. DOLLARS IN THOUSANDS)                   1999             1998
       ---------------------------             -----------     -----------
                                               (Unaudited)       (Audited)
U.S.                                            $   21,470      $   26,628
Latin America                                       34,693          34,465
                                                --------------------------
  Total property, plant and equipment, net      $   56,163      $   61,093
                                                --------------------------
                                                --------------------------

5. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The significant differences between generally accepted accounting principles ("GAAP") in Canada and in the United States are as follows:

(A) Under Canadian corporate law, the Corporation underwent a capital reduction in connection with the amalgamation of Granges Inc. (predecessor of the Corporation) and Hycroft whereby share capital and contributed surplus were reduced to eliminate the consolidated accumulated deficit of Granges as of December 31, 1994, after giving effect to the estimated costs of the amalgamation. Under U.S. corporate law, no such transaction is available and accordingly is not allowed under U.S. GAAP.

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

The significant differences in the consolidated statements of earnings (loss) relative to U.S. GAAP were as follows:

                    CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

                                                    Three Months Ended              Six Months Ended
                                                          June 30                        June 30
                                                          -------                        -------
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)       1999          1998           1999          1998
----------------------------------------------       ----          ----           ----          ----
                                                 (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Net earnings (loss) - Canadian GAAP                $(4,491)       $  502        $(7,536)       $2,680
Amortization reduction (D)                             169           998            498         1,994
Other comprehensive income (E)                         168           (30)            22           (69)
                                                   ---------------------        ---------------------
  Net earnings (loss) - U.S. GAAP                   (4,154)        1,470         (7,016)        4,605

Other comprehensive income (E)                        (168)           30            (22)           69
                                                   ---------------------        ---------------------
  Comprehensive income (loss) - U.S. GAAP          $(4,322)       $1,500        $(7,038)       $4,674
                                                   ---------------------        ---------------------
                                                   ---------------------        ---------------------

Basic earnings (loss) per share - U.S. GAAP        $ (0.05)       $ 0.02        $ (0.08)       $ 0.05
-------------------------------------------------------------------------------------------------------


The significant differences in the consolidated balance sheets relative to U.S. GAAP were:

                          CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS IN THOUSANDS)                   JUNE 30, 1999                    December 31, 1998
---------------------------                   -------------                    -----------------
                                    PER CDN.                 PER U.S.   Per Cdn.               Per U.S.
                                      GAAP        ADJ.        GAAP       GAAP        Adj.        GAAP
                                      ----        ----        ----       ----        ----        ----
Current assets                      $ 14,520   $      -    $   14,520   $ 18,001   $      -    $  18,001
Property, plant and equipment (D)     57,365    (13,829)       43,536     62,877    (14,327)      48,550
                                    ---------------------------------   --------------------------------
                                    $ 71,885   $(13,829)   $   58,056   $ 80,878   $(14,327)   $  66,551
                                    ---------------------------------   --------------------------------
                                    ---------------------------------   --------------------------------

Current liabilities                 $  6,051   $      -    $    6,051   $  7,719   $      -    $   7,719
Long-term debt                        14,217          -        14,217     13,217          -       13,217
Provision for reclamation and
  future closure costs                 5,564          -         5,564      6,412          -        6,412
                                    ---------------------------------   --------------------------------
                                      25,832          -        25,832     27,348          -       27,348

Common shares (A, B)                 121,146     76,754       197,900    121,146     76,754      197,900
Contributed surplus (A)                    -      2,786         2,786          -      2,786        2,786
Retained deficit (A, B, C, D)        (73,612)   (93,224)     (166,836)   (66,076)   (93,744)    (159,820)
Accumulated comprehensive income           -       (145)         (145)         -       (123)        (123)
Currency translation adjustment       (1,481)         -        (1,481)    (1,540)         -       (1,540)
                                    ---------------------------------   --------------------------------
                                    $ 71,885   $(13,829)   $   58,056   $ 80,878    $(14,327)  $  66,551
                                    ---------------------------------   --------------------------------
                                    ---------------------------------   --------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (U.S. dollars in thousands, unless specified otherwise)

This discussion should be read in conjunction with the consolidated financial statements of Vista Gold Corp. (the "Corporation") for the six months ended June 30, 1999 and 1998 and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in Canada.

INTRODUCTION

During the six months ended June 30, 1999, the Corporation had two producing gold mines located in Nevada and one development project located in Bolivia.

At the Hycroft mine, mining activities were suspended in December 1998 because of the continued depression in gold prices. Gold processing and recovery at the Hycroft mine will continue from inventoried ore during 1999 and into 2000. Hycroft gold production for 1999 is estimated to be approximately 35,000 ounces.

In October 1998, the Corporation acquired the Mineral Ridge mine. Prior to the acquisition, the mine had been shut down since December 1997. The Corporation recommenced mining and processing activities at the Mineral Ridge mine and gold production is expected to reach planned levels before year end. Mineral Ridge gold production for 1999 is estimated to be 35,000 ounces.

The Corporation completed an optimized internal feasibility study on the Amayapampa and Capa Circa project located in Bolivia in early 1999. Discussions with various lenders regarding project financing were suspended by the Corporation when gold prices fell below $260 per ounce. The Corporation is currently minimizing project holding costs in an effort to preserve the Bolivian assets until gold prices return to higher levels.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 1998.

The net loss for the three months ended June 30, 1999 was $4.5 million as compared to net earnings of $0.5 million for the same period in 1998. The primary reasons for the decrease in net earnings were lower gold prices, reduced gold production at the Hycroft mine, start-up costs and low gold production at the Mineral Ridge mine, and holding costs for the Corporation's Bolivian property. In addition, the current quarter net loss includes a $0.5 million write-off of the investment in Zamora Gold Corp. Zamora Gold is continuing to undertake exploration and gold production activities in Ecuador with funding being provided by the sale of gold and by its controlling shareholder, Compania Minera Gribipe S.A. However, to reflect the Corporation's decreased levels of ownership and control, the investment was conservatively written off.

Gold sales of $4.9 million for the three months ended June 30, 1999 decreased $6.3 million, or 56 percent, from the same period in 1998. The decrease in gold sales was directly related to a 49 percent decrease in gold production combined with a 15 percent decrease in the average gross realized price. Gold production and gold prices were as follows:

                                                        Three Months Ended
                                                           1999       1998
                                                           ----       ----
     Hycroft mine gold production (ounces)               10,104     35,171
     Mineral Ridge mine gold production (ounces)          7,908          -
                                                         ------     ------
                                                         18,012     35,171

     Average gross realized price per ounce              $  270     $  318
     Average spot price per ounce                        $  274     $  300

At the Hycroft mine, the decrease in gold production was attributable to the suspension of mining activities in December 1998. All subsequent Hycroft gold production has been, and will be, from previously mined and inventoried ore. As the mine continues to produce gold, the remaining unrecovered gold ounces in inventory will decrease. During this process, the rate of gold production will decline until all inventoried gold ounces have been recovered.

After acquiring the Mineral Ridge mine, the Corporation recommenced mining and processing activities during the fourth quarter of 1998. The initial start-up period lasted approximately four months and, following normal recovery lead times, the Corporation expects to reach planned gold production levels before year end.

The cost of mining operations decreased $1.7 million to $5.6 million for the three months ended June 30, 1999. Significant cost reductions resulting from the suspension of mining activities at the Hycroft mine were partially offset by operating and start-up costs at the Mineral Ridge mine. During the initial start-up period at the Mineral Ridge mine, the Corporation is expensing all start-up costs as they are incurred. Mine operating costs were as follows:

                                                        Three Months Ended
                                                           1999       1998
                                                           ----       ----
     Hycroft mine operating costs                        $2,200      $7,379
     Mineral Ridge mine operating costs                   3,438           -
                                                         ------      ------
                                                         $5,638      $7,379


At the Hycroft mine, mining activities were suspended in December 1998, and as a result there were no mining costs during the three months ended June 30, 1999. Processing and other operating costs decreased significantly during this period reflecting reduced levels of operating activities and lower gold production. During the quarter ended June 30, the direct cash operating cost per ounce was $141 in 1999 as compared to $136 in 1998.

At the Mineral Ridge mine, 1.7 million total tons were mined during the second quarter of 1999 at an average mining cost of $0.77 per ton. As discussed above, all initial start-up costs are being charged to operations as incurred. While mine operating costs during the quarter bore 100% of the current period's start-up costs, gold production during the quarter did not reach planned levels. As a result, the cash operating cost per ounce was abnormally high at $432. The Corporation anticipates the cash operating cost per ounce to decrease as gold production levels increase. The estimated cash operating cost per ounce when the mine reaches planned production levels is expected to be approximately $226.

Depreciation, depletion and amortization ("DD&A") of $1.9 million for the second quarter of 1999 was $0.2 million more than the same period in 1998. At the Hycroft mine, a significant portion of the property, plant and equipment is amortized using the units of production method of depreciation based on proven and probable reserves. Those assets have been fully amortized and, as a result, the DD&A expense at the mine decreased substantially from 1998. The decrease at the Hycroft mine was more than offset by the start-up of the Mineral Ridge mine, which recorded $1.4 million of DD&A expense.

The provision for reclamation and closure costs decreased $0.5 million from 1998. At the Hycroft mine, reclamation and closure costs were fully accrued in 1998 and no further provisions are anticipated. At the Mineral Ridge mine, $63 thousand was accrued for reclamation and closure costs during the second quarter of 1999. The provision is charged to earnings over the life of the mine on a unit-of-production basis. As production levels increase at the Mineral Ridge mine, the amount of the provision for reclamation and closure costs will increase accordingly.

Corporate administration and investor relations expenditures decreased 11 percent from the second quarter of 1998 as measures taken in 1998 to reduce the Corporation's overhead costs continue to be effective. Interest expense increased from $0.2 million in the second quarter of 1998 to $0.3 million in the second quarter of 1999. In 1998, the Hycroft mine incurred interest expense on debt that was subsequently retired during the year. The 1999 interest expense was primarily incurred on Mineral Ridge debt which was amended when the Corporation acquired the Mineral Ridge mine.

SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998.

The net loss for the six months ended June 30, 1999 was $7.5 million as compared to net earnings of $2.7 million for the same period in 1998. The primary reasons for the decrease in net earnings include lower gold prices, reduced gold production at the Hycroft mine which was partially offset by new production from the Mineral Ridge mine, and a one-time hedging gain received in 1998. The 1998 earnings included a one-time gain from the liquidation of gold forwards of $3.2 million in other revenues. Excluding the one-time gain, the Corporation would have incurred a net loss of $0.5 million in 1998.

Gold sales of $11.3 million for the six months ended June 30, 1999 decreased $10.9 million, or 49 percent, from the same period in 1998. The decrease in gold sales was directly related to a 47 percent decrease in gold production. Gold production and gold prices were as follows:

                                                         Six Months Ended
                                                           1999       1998
                                                           ----       ----
     Hycroft mine gold production (ounces)               25,874      70,188
     Mineral Ridge mine gold production (ounces)         11,398           -
                                                         ------      ------
                                                         37,272      70,188

     Average gross realized price per ounce              $  302      $  316
     Average spot price per ounce                        $  280      $  297


At the Hycroft mine, the decrease in gold production was attributable to the suspension of mining activities referred to above. At the Mineral Ridge mine, the Corporation recommenced mining and processing activities as discussed above. The Mineral Ridge mine began producing gold on a regular basis in February 1999 and, following normal recovery lead times, the Corporation expects to reach planned gold production levels before year end.

The cost of mining operations decreased $2.6 million to $12.2 million for the six months ended June 30, 1999. At the Hycroft mine, significant cost reductions resulted from the suspension of mining activities and from the amortization of deferred stripping. In 1998, the Hycroft mine fully amortized the remaining $1.2 million of deferred stripping charges. There was no similar cost in 1999. Cost reductions at the Hycroft mine were partially offset by operating and start-up costs at the Mineral Ridge mine. As discussed above, the Corporation is expensing all start-up costs as they are incurred. Mine operating costs were as follows:

                                                         Six Months Ended
                                                           1999       1998
                                                           ----       ----
     Hycroft mine operating costs                        $ 7,426    $14,744
     Mineral Ridge mine operating costs                    4,743          -
                                                         -------    -------
                                                         $12,169    $14,744


At the Hycroft mine, mining activities were suspended in December 1998 and processing and other operating activities decreased significantly during the first six months of 1999. As a result, operating costs decreased by 50 percent as compared to 1998 and the direct cash operating cost per ounce was $111 for the six months ended June 30, 1999 as compared to $171 in 1998.

At the Mineral Ridge mine, 3.0 million total tons were mined during the first six months of 1999 at an average mining cost of $0.77 per ton. Mine operating costs during the six months ended June 30, 1999 were at or below planned levels, however, gold production during the period did not reach planned levels. As a result, the cash operating cost per ounce was higher than plan at $413.

Depreciation, depletion and amortization of $3.4 million for the first six months of 1999 was $0.6 million less than the same period in 1998. At the Hycroft mine, the DD&A expense at the mine decreased substantially from 1998 as explained above. The decrease at the Hycroft mine was partially offset by the start-up of the Mineral Ridge mine, which recorded $2.2 million of DD&A expense.

The provision for reclamation and closure costs decreased $1.5 million from 1998. At the Hycroft mine, reclamation and closure costs were fully accrued in 1998 and no further provisions are anticipated. At the Mineral Ridge mine, $92 thousand was accrued for reclamation and closure costs during the first six months of 1999. The provision is charged to earnings over the life of the mine on a unit-of-production basis. As production levels increase at the Mineral Ridge mine, the amount of the provision for reclamation and closure costs will increase accordingly.

Corporate administration and investor relations expenditures decreased nine percent from the first six months of 1998 as measures taken in 1998 to reduce the Corporation's overhead costs continue to be effective. Interest expense for the six months ended June 30 increased from $0.3 million in 1998 to $0.6 million in 1999. In 1998, the Hycroft mine incurred interest expense on debt that was subsequently retired during the year. The 1999 interest expense was primarily incurred on Mineral Ridge debt which was amended when the Corporation acquired the Mineral Ridge mine.

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

The Corporation has identified potential year 2000 issues and the resolution of those issues will be dependent on the nature of the issue. However, where any internal equipment or software is concerned, the Corporation is responding by modifying, upgrading, or replacing any features that are not year 2000 compliant. Where possible, the Corporation will attempt to incorporate redundancy in its computer systems to reduce the likelihood of any total system failures related to year 2000 issues, and the Corporation will implement contingency plans to minimize the effects of any year 2000 failures. Additionally, printed and electronic back-ups are kept of all material transactions, reports, systems and software where the effects of year 2000 failures could adversely impact the Corporation.

The Corporation has completed its assessment of the majority of its systems, and has initially assessed the year 2000 status of the major third parties with which it deals. While it is not possible at this time to assess the effect of a third party's inability to adequately address year 2000 issues, the Corporation does not believe the potential problems associated with year 2000 will have a material effect on its financial results.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's consolidated cash balance on June 30, 1999 was $3.8 million, a decrease of $0.9 million from December 31, 1998. Operating activities used $0.5 million of cash, investing activities used $1.5 million and financing activities provided $1.1 million of cash.

Net cash required for operating activities during the first six months of 1999 was as follows.

                                                                1999
                                                                ----
Hycroft mine                                                 $ 2,280
Mineral Ridge mine                                            (1,343)
Bolivian holding costs                                          (879)
Corporate administration and investor relations                 (554)
                                                             --------
                                                             $  (496)

At the Hycroft mine, operating activities for the first six months of 1999 generated $3.9 million of cash before reclamation expenditures of $0.9 million, accounts payable reductions of $0.4 million and exploration and other expenditures of $0.3 million. The resulting net cash provided by operating activities was $2.3 million and reflects the low operating costs achieved by the mine after suspending mining operations in 1998. As gold production rates are expected to decrease over the remainder of the year, cash flows from operating activities will similarly decline.

At the Mineral Ridge mine, operating activities for the six months ended June 30, 1999 consumed $3.7 million of cash before exploration expenditures of $0.1 million and cash generated from hedging transactions of $2.5 million. The resulting net cash used for operating activities of $1.3 million was directly related to lower than planned gold production combined with low gold prices. The mine plan currently calls for an additional $1.3 million of cash to be generated from hedging transactions before the end of the year. This cash resource will be used to fund operating shortfalls until gold production reaches planned levels. The Corporation expects to reach planned gold production levels before year end.

Investing activities of $1.5 million consisted of Mineral Ridge capital expenditures of $1.2 million and Bolivian evaluation expenditures of $0.3 million. Mineral Ridge capital expenditures during the first six months of 1999 were primarily for the planned expansion of the heap leach pad and for the replacement of a critical ore feeder, which was identified as inadequate during start-up.

In 1998, the Corporation purchased Mineral Ridge. As part of the transaction, Mineral Ridge's bank debt agreement was amended. At June 30, 1999, the amended bank debt was approximately $15.2 million. The interest rate on the debt is LIBOR plus two percent and the loans, which are not guaranteed by the Corporation, are collateralized by the assets of Mineral Ridge, including $5.0 million of mining equipment that was contributed by the Corporation. During the first six months of 1999, the Mineral Ridge mine repaid $0.3 million of the outstanding debt balance.

In April 1999, the Hycroft mine entered into a debt agreement with Finova Capital Corporation through which Hycroft received $1.5 million in cash. The interest rate on the loan is 10.61 percent and the loan is collateralized by certain mobile equipment assets at the Hycroft mine. The repayment terms of the loan require 36 equal monthly installments commencing in May 1999, and through June 30, 1999, the Hycroft mine repaid $0.1 million of the outstanding debt balance.

At June 30, 1999, the Corporation had forward sales commitments covering 100,000 ounces of gold at an average price of $311 with various expiration dates up to December 1999. The Corporation has the ability to defer the date that the related gold is ultimately delivered.

RECLAMATION AND ENVIRONMENTAL COSTS

Management estimates the reclamation and closure costs for the Corporation's mines as follows:

Hycroft mine                                 $4.9 million
Mineral Ridge mine                            1.8 million
                                             ------------
                                             $6.7 million
                                             ------------
                                             ------------

These costs are charged to earnings over the lives of the mines and the provision to date is $5.5 million. In April 1995, the Nevada Bureau of Land Management ("BLM") approved an amended Hycroft mine reclamation plan that included the Brimstone deposit, and a surety bond in the amount of $5.1 million was posted to secure reclamation obligations under the plan. During the first six months of 1999, the Corporation incurred $0.9 million in reclamation and closure related expenditures at the Hycroft mine. To date, Hycroft has reclaimed over 500 acres, or approximately 25 percent, of the disturbances on the entire mine site. Reclamation will continue in areas which would not be affected by the potential re-start of mining operations as discussed below.

In September 1996, the BLM approved the Mineral Ridge mine plan of operations and a surety bond in the amount of $1.6 million was posted. Cash collateral in the amount of $0.9 million has been posted as security for the surety bond.

REGULATORY COMPLIANCE AND OTHER MATTERS

During the first six months of 1999, there were no material environmental incidents or non-compliance events with any applicable environmental or other regulations.

OUTLOOK

The Corporation is proceeding with a $0.4 million exploration program at the Hycroft mine and the start-up of the Mineral Ridge mine. Financing activities for the Bolivian Amayapampa project have been temporarily suspended by the Corporation until gold prices return to higher levels.

At the Hycroft mine, gold production from previously inventoried ore is continuing at above-plan rates and is now expected to be 35,000 ounces for the year. A reconciliation of the Brimstone ore reserve model confirmed that actual gold production exceeded projected gold production by more than 30 percent. Following the results of the reconciliation, the Board of Directors approved a $0.4 million exploration program, to be completed by September 1999. The program includes approximately 6,000 feet of diamond drilling and 11,000 feet of angled reverse circulation drilling to determine if the positive variance extends to the remaining Brimstone gold resource. A positive conclusion could add significantly to the Corporation's mineable reserves and allow the Hycroft mine to resume operations when gold prices return to higher levels.

After acquiring the Mineral Ridge mine in October 1998, the Corporation recommenced mining activities immediately with a planned start-up period leading to full production by the end of the first quarter of 1999. During start-up, many plant and crushing design deficiencies were identified which required correction and resulted in lower than expected gold production in the first half of 1999. The major corrections have been completed and crushing operations are nearing planned capacity. The Corporation has revised its 1999 estimates and, following normal recovery lead-times, gold production at the Mineral Ridge mine is expected to reach planned levels during the second half of 1999 and is estimated to be 35,000 ounces for the year. The Corporation has reviewed its long-term forecast for the project and at a $260 per ounce gold price, the project generates cash flows at levels similar to those that were projected at the time of its acquisition.

In Bolivia, the Corporation completed studies on a revised development plan for the Amayapampa project. The study, which was completed in February 1999, evaluated the economics of combining the nearby Capa Circa project with the Amayapampa project. The revised study demonstrated a significant enhancement over previous studies at a gold price of $300 per ounce. The revised project is forecast to have an average production rate of 50,100 ounces per year over the first five years of its 12 year life. The proven and probable reserve at Amayapampa is 548,000 ounces of gold calculated at a $300 per ounce gold price. The estimated cash production costs of the project will be $157 per ounce of gold and the initial capital cost will be approximately $26 million. The Corporation was focusing its efforts on arranging the financing for this project. However, recent gold price declines have impaired the Corporation's efforts to finance the project. As a result, the Corporation is attempting to minimize holding costs for the Bolivian properties in order to preserve the assets until gold prices return to higher levels.

The Corporation plans to complete the exploration of the Hycroft Brimstone ore reserve, operate the Mineral Ridge mine and hold the Bolivian properties using its existing financial resources. While the Corporation has positioned itself to operate in the current gold price environment, there are no assurances that it will be able to do so indefinitely or that gold prices will not deteriorate further. Such further deterioration could have adverse consequences on the Corporation.

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

Using current 1999 estimates of production at an estimated average gold price of $260 per ounce, including the effects of the Corporation's hedging position and management's estimate of expected operating expenses, a $10 change in the gold price would result in an increase or decrease of approximately $0.4 million in net income and cash flows.

The Corporation occasionally utilizes derivative commodity instruments to manage the Corporation's exposure to the risks associated with fluctuations in the price of gold by protecting the selling price of a portion of its production. The commodity instruments are not used for trading purposes. The market risk of these commodity instruments to the Corporation's cash flow is related to the possible failure of all counterparties to honor their contractual obligations. Precious metals contracts between the Corporation and various counterparties involve the requirement that the Corporation deliver gold to the counterparty at agreed-upon prices. If the counterparty is unable to fulfill its purchase obligations, there is no guarantee that the Corporation will be able to receive the agreed-upon sales price in the open market. If the Corporation is unable to produce sufficient gold to meet its hedging contract obligations, it may be obligated to purchase such gold in the open market. For further information regarding the Corporation's hedging program, see note 3 to the consolidated financial statements for the three months ended June 30, 1999 under "Item 1. Financial Statements - Notes to Consolidated Financial Statements".

At June 30, 1999, the Corporation had outstanding forward sales contracts for 100,000 ounces at an average price of $311 per ounce. The contracts require the Corporation to deliver the gold at various dates up to December 31, 1999. The Corporation has the ability to defer the date the related gold is ultimately delivered. During the first six months of 1999, the Corporation closed out various forward sales contracts for cash consideration of approximately $2.5 million. The closed out contracts were replaced with new forward sales contracts for the same amount of ounces at lower average prices.

INTEREST RATE RISK

At June 30, 1999, the interest rate on the significant majority of the Corporation's long-term debt was LIBOR plus two percent. The interest rate on this debt is variable and can be fixed for specific periods of time of up to 180 days at the option of the Corporation. As a result, management does not believe that the Corporation is exposed to significant interest rate risk and the Corporation does not utilize market risk sensitive instruments to manage its exposure to this risk.

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

              None

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              11.01  Statement re: Computation of per Share Earnings.

              27.01  Financial Data Schedule.

              99.01  Second Quarter 1999 Report to Shareholders

         (b)  Reports on Form 8-K

              The following documents were filed under cover of Form 6-K and Form 8-K during the quarter ended June 30, 1999:

              1. Press release dated April 1, 1999 announcing the 1998 financial results filed under cover of Form 6-K on April 1, 1999.

              2. Press release dated May 12, 1999 announcing merger discussions with Metallica Resources Inc. filed under cover of Form 6-K on May 14, 1999.

              3. Press release dated May 18, 1999 announcing first quarter 1999 results filed under cover of Form 8-K on May 21, 1999.

              4. Press release dated June 2, 1999 announcing termination of merger discussions with Metallica Resources Ltd. filed under cover of Form 8-K on June 3, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VISTA GOLD CORP.
                                      (Registrant)



Date: August 6, 1999                  By: /s/ Michael B. Richings
                                         -------------------------------------
                                         Michael B. Richings
                                         President and Chief Executive Officer




Date: August 6, 1999                  By: /s/ Roger L. Smith
                                         -------------------------------------
                                         Roger L. Smith
                                         Vice President Finance

                                EXHIBIT INDEX


EXHIBIT NUMBER     DESCRIPTION                                     PAGE
--------------     -----------                                     ----
    11.01          Computation of per Share Earnings                19

    27.01          Financial Data Schedule                          20

    99.01          Second Quarter 1999 Report to Shareholders       21