Form 10-Q
period 1999-09-30
VISTA GOLD CORP
filed 1999-11-15
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-Q

                                   (Mark One)

  /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                 --------------

                          COMMISSION FILE NUMBER 1-9025

                                VISTA GOLD CORP.
             (Exact name of registrant as specified in its charter)

Continued under the laws of the Yukon Territory             (Not Applicable)
        (State or other jurisdiction                        (IRS Employer
     of incorporation or organization)                     Identification No.)

                  Suite 3000
             370 Seventeenth Street
               Denver, Colorado                                   80202
   (Address of principal executive offices)                    (Zip Code)

                                   (303) 629-2450
                (Registrant's telephone number, including area code)

                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X       No   ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   90,715,040
                                   ----------

     Common Shares, without par value, outstanding at November 8, 1999

                                 --------------

                                VISTA GOLD CORP.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                    PAGE
                                                                                    ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         (i)    Consolidated Balance Sheets as of September 30, 1999
                and December 31, 1998                                                 3

         (ii)   Consolidated Statements of Earnings (Loss) for the                    4
                nine months ended September 30, 1999 and September 30, 1998

         (iii)  Consolidated Statements of Deficit for the nine months ended          4
                September 30, 1999 and September 30, 1998

         (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 5 1999 and September 30, 1998

         (v)    Notes to Consolidated Financial Statements                            6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                    9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  15

                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                           16

ITEM 2.  CHANGES IN SECURITIES                                                       16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                             16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         16

ITEM 5.  OTHER INFORMATION                                                           16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                            16


                             SIGNATURES                                              17

                            EXHIBIT INDEX                                            18


     In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30     December 31
            (U.S. DOLLARS IN THOUSANDS)                        1999            1998
            ---------------------------                        ----            ----
                                                        (Unaudited)       (Audited)
ASSETS:

Cash and cash equivalents                                $  1,536          $ 4,786
Marketable securities                                          76               90
Accounts receivable                                         4,831            3,958
Gold inventory                                              3,703            7,318
Supplies and other                                          1,852            1,849
                                                         -------------------------
  Current assets                                           11,998           18,001

Property, plant and equipment, net                         56,595           61,093
Investment in and advances to Zamora Gold Corp.                 -              571
Other assets                                                1,076            1,213
                                                         -------------------------
  Long-term assets                                         57,671           62,877
                                                         -------------------------
    Total assets                                         $ 69,669          $80,878
                                                         =========================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable                                         $  1,761          $ 2,425
Accrued liabilities and other                               1,763            1,772
Deferred hedging gains                                          -            1,150
Current portion of long-term debt - Note 2                  3,636            2,372
                                                         -------------------------
  Current liabilities                                       7,160            7,719

Long-term debt - Note 2                                    12,971           13,217
Accrued reclamation and closure costs                       5,252            6,384
Other liabilities                                              20               28
                                                         -------------------------
  Long-term liabilities                                    18,243           19,629
                                                         -------------------------
    Total liabilities                                      25,403           27,348

Capital stock, no par value per share:
  Preferred - unlimited shares authorized;
    no shares outstanding
  Common - unlimited shares authorized;
    shares outstanding:
    1999 - 90,715,040; 1998 - 90,715,040                  121,146          121,146
Deficit                                                   (75,400)         (66,076)
Currency translation adjustment                            (1,480)          (1,540)
                                                         -------------------------
    Total shareholders' equity                             44,266           53,530
                                                         -------------------------
      Total liabilities and shareholders' equity         $ 69,669          $80,878
                                                         =========================
 Commitments and contingencies - Note 3


Approved by the Board of Directors

/S/ DAVID R. SINCLAIR                    /S/ KEITH STEEVES
-------------------------                -------------------------
David R. Sinclair                        Keith Steeves
Chairman                                 Director

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                           FINANCIAL STATEMENTS.

               CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

                                                      Three Months Ended           Nine Months Ended
                                                         September 30                 September 30
                                                         ------------                 ------------
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)        1999          1998           1999          1998
----------------------------------------------        ----          ----           ----          ----
                                                  (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
REVENUES:
Gold sales                                        $    4,742    $    7,816     $   16,014    $   29,987
Other revenues                                            12            14             67         3,285
                                                  ------------------------     ------------------------
  Total revenues                                       4,754         7,830         16,081        33,272

COSTS AND EXPENSES:
Mining operations                                      5,044         6,270         17,211        21,014
Depreciation, depletion and amortization                (159)        1,148          3,263         5,196
Provision for reclamation and closure costs               91           591            182         2,162
Operating leases                                           -           171             44         1,091
Mineral exploration, property
  evaluation and holding costs                           997            67          2,188           357
Corporate administration                                 153           369            693         1,022
Investor relations                                        38            20            231           173
Interest expense                                         342           108            913           410
Loss (gain) on disposal of assets                          -           (13)             5          (198)
Equity in loss and impairment of
  Zamora Gold Corp.                                        -             -            601             -
Other expense (income)                                    (2)           52             22           311
                                                  ------------------------     ------------------------
  Total costs and expenses                             6,504         8,783         25,353        31,538

Net earnings (loss) before taxes                      (1,750)         (953)        (9,272)        1,734

Income taxes                                              38            16             52            23
                                                  ------------------------     ------------------------
  Net earnings (loss)                             $   (1,788)   $     (969)    $   (9,324)   $    1,711
                                                  ========================     ========================

Weighted average shares outstanding               90,715,040    89,152,540     90,715,040    89,152,540
                                                  ------------------------     ------------------------
Net earnings (loss) per share                     $    (0.02)   $    (0.01)    $    (0.10)   $     0.02
                                                  ========================     ========================

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                           FINANCIAL STATEMENTS.


                    CONSOLIDATED STATEMENTS OF DEFICIT

                                                      Three Months Ended           Nine Months Ended
                                                         September 30                 September 30
                                                         ------------                 ------------
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)        1999          1998           1999          1998
----------------------------------------------        ----          ----           ----          ----
                                                  (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Deficit, beginning of period                       $(73,612)     $(61,756)      $(66,076)     $(64,436)

Net earnings (loss)                                  (1,788)         (969)        (9,324)        1,711
                                                   ----------------------       ----------------------
Deficit, end of period                             $(75,400)     $(62,725)      $(75,400)     $(62,725)
                                                   ======================       ======================


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                           FINANCIAL STATEMENTS.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended           Nine Months Ended
                                                         September 30                 September 30
                                                         ------------                 ------------
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)        1999          1998           1999          1998
----------------------------------------------        ----          ----           ----          ----
                                                  (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                 $(1,788)      $  (969)       $(9,324)     $  1,711

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS)
  TO NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
Depreciation, depletion and amortization               (159)        1,148          3,263         5,196
Amortization of deferred stripping                        -             -              -         1,169
Deferral (amortization) of hedging gains                  -          (892)        (1,150)        2,766
Amortization of deferred hedging costs                    -             -              -           276
Provision for reclamation and closure costs              91           591            182         2,162
Reclamation and closure costs                          (379)          (92)        (1,314)         (726)
Loss (gain) on sale of assets                             -           (13)             5          (198)
Equity in loss and impairment of
  Zamora Gold Corp.                                       -             -            601             -
Loss (gain) on currency translation                       2           (35)            60           (98)
Other non-cash items                                     (3)           (3)            (9)           (2)
                                                    ---------------------        ---------------------
                                                     (2,236)         (265)        (7,686)       12,256

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Marketable securities                                     -             -             14           132
Accounts receivable                                    (818)          896           (873)       (2,993)
Gold inventory                                          394         1,655          3,615         4,204
Realization of hedging gains acquired                   463             -          2,969             -
Supplies and other                                      177           451             68         1,028
Accounts payable                                        (87)        1,244           (664)       (1,444)
Accrued liabilities and other                            39           199             (8)         (963)
                                                    ---------------------        ---------------------
  Net cash provided by (used in) operating
    activities                                       (2,068)        4,180         (2,565)       12,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment             (273)       (1,603)        (1,897)       (4,212)
Proceeds from disposal of assets                          -           682             86         3,023
Investment in and advances to
  Zamora Gold Corp.                                       -          (152)           (30)         (152)
Other assets                                            126             -            137             2
                                                    ---------------------        ---------------------
  Net cash provided by (used in) investing
    activities                                         (147)       (1,073)        (1,704)       (1,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                        -             -          1,500             -
Repayment of debt                                       (93)       (4,700)          (481)      (10,500)
                                                    ---------------------        ---------------------
  Net cash provided by (used in) financing
    activities                                          (93)       (4,700)         1,019       (10,500)

Net increase (decrease) in cash and
  cash equivalents                                   (2,308)       (1,593)        (3,250)          381

Cash and cash equivalents, beginning of period        3,844         3,773          4,786         1,799
                                                    ---------------------        ---------------------
Cash and cash equivalents, end of period            $ 1,536       $ 2,180        $ 1,536      $  2,180
                                                    =====================        =====================


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                           FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands unless specified otherwise)


1.  UNAUDITED INTERIM FINANCIAL INFORMATION

The consolidated financial statements of Vista Gold Corp. (the "Corporation") for the nine months ended September 30, 1999 have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the interim financial information set forth herein, have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

2.  LONG-TERM DEBT

Mineral Ridge Resources Inc. ("MRRI"), a wholly-owned subsidiary of the Corporation, has outstanding bank loans of $15.2 million. During the nine months ended September 30, 1999, MRRI repaid $0.3 million under the terms of the loans. The interest rate on the loans is LIBOR plus two percent and the loans, which are not guaranteed by the Corporation, are collateralized by the assets of MRRI including $5.0 million of mining equipment contributed by Vista Gold. At September 30, 1999, LIBOR was 5.4 percent and the current portion of the MRRI long-term debt was $3.1 million.

In April 1999, Hycroft Resources & Development, Inc. ("Hycroft"), a wholly-owned subsidiary of the Corporation, entered into a debt agreement with Finova Capital Corporation through which Hycroft received $1.5 million in cash. The interest rate on the loan is 10.61 percent and the loan is collateralized by certain mobile equipment assets at Hycroft. The repayment terms of the loan require 36 equal monthly instalments commencing in May 1999. At September 30, 1999, Hycroft had repaid $0.2 million of the debt, and the current portion of the Hycroft long-term debt was $0.5 million.

3.  COMMITMENTS AND CONTINGENCIES

As part of its gold hedging program, the Corporation enters into agreements with major financial institutions to deliver gold. Realization under these agreements is dependent upon the ability of those financial institutions to perform in accordance with the terms of the agreements. As of September 30, 1999, the Corporation's hedging program consisted of forward sales contracts totalling 100,000 ounces where the Corporation is required to deliver gold at an average price of $307 per ounce. The forward sales contracts have various expiration dates up to January 2000. The Corporation has the ability to defer the date of sale that the related gold is ultimately delivered.

4.  GEOGRAPHIC AND SEGMENT INFORMATION

The Corporation operates in the gold mining industry in the United States, and has exploration and development properties in Latin America. Its major product and only identifiable segment is gold, and all gold revenues and operating costs are derived in the United States.

        PROPERTY, PLANT AND EQUIPMENT, NET, BY GEOGRAPHIC REGION

                                                 SEPTEMBER 30     December 31
          (U.S. DOLLARS IN THOUSANDS)                1999             1998
          ----------------------------               ----             ----
                                                  (Unaudited)       (Audited)
U.S.                                                $21,882         $26,628
Latin America                                        34,713          34,465
                                                    -----------------------
  Total property, plant and equipment, net          $56,595         $61,093
                                                    =======================

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

The significant differences in the consolidated statements of earnings (loss) relative to U.S. GAAP were as follows:

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

                                                    Three Months Ended             Nine Months Ended
                                                       September 30                   September 30
                                                 -------------------------    --------------------------
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)       1999         1998           1999           1998
----------------------------------------------       ----         ----           ----           ----
                                                 (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
Net earnings (loss) - Canadian GAAP                $(1,788)      $(969)        $(9,324)        $1,711
Amortization reduction (D)                             135         698             633          2,692
Other comprehensive income (E)                           -          52              22            (17)
                                                   -------------------         ----------------------
  Net earnings (loss) - U.S. GAAP                   (1,653)       (219)         (8,669)         4,386

Other comprehensive income (E)                           -         (52)            (22)            17
                                                   -------------------         ----------------------
  Comprehensive income (loss) - U.S. GAAP          $(1,653)      $(271)        $(8,691)        $4,403
                                                   ===================         ======================

Basic earnings (loss) per share - U.S. GAAP        $ (0.02)      $0.00         $ (0.09)        $ 0.05
                                                   ===================         ======================


The significant differences in the consolidated balance sheets relative to U.S. GAAP were:

                           CONSOLIDATED BALANCE SHEETS

                                       SEPTEMBER 30, 1999                   December 31, 1998
                                       ------------------                   -----------------
                                PER CDN.               PER U.S.     Per Cdn.                Per U.S.
(U.S. DOLLARS IN THOUSANDS)       GAAP       ADJ.         GAAP        GAAP        Adj.         GAAP
---------------------------     --------   --------    ---------    --------    --------    ---------
Current assets                  $ 11,998   $      -    $  11,998    $ 18,001    $      -    $  18,001
Property, plant and
  equipment (D)                   57,671    (13,694)      43,977      62,877     (14,327)      48,550
                                --------------------------------    ---------------------------------
                                $ 69,669   $(13,694)   $  55,975    $ 80,878    $(14,327)   $  66,551
                                ================================    =================================

Current liabilities             $  7,160   $      -    $   7,160    $  7,719    $      -    $   7,719
Long-term debt                    12,971          -       12,971      13,217           -       13,217
Provision for reclamation
  and future closure costs         5,272          -        5,272       6,412           -        6,412
                                --------------------------------    ---------------------------------
                                  25,403          -       25,403      27,348           -       27,348

Common shares (A, B)             121,146     76,754      197,900     121,146      76,754      197,900
Contributed surplus (A)                -      2,786        2,786           -       2,786        2,786
Retained deficit (A, B, C, D)    (75,400)   (93,089)    (168,489)    (66,076)    (93,744)    (159,820)
Accumulated comprehensive
  income                               -       (145)        (145)          -        (123)        (123)
Currency translation
  adjustment                      (1,480)         -       (1,480)     (1,540)          -       (1,540)
                                --------------------------------    ---------------------------------
                                $ 69,669   $(13,694)   $  55,975    $ 80,878    $(14,327)   $  66,551
                                ================================    =================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (U.S. dollars in thousands, unless specified otherwise)

This discussion should be read in conjunction with the consolidated financial statements of Vista Gold Corp. (the "Corporation") for the nine months ended September 30, 1999 and 1998 and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in Canada.

INTRODUCTION

During the nine months ended September 30, 1999, the Corporation had two producing gold mines located in Nevada and one development project located in Bolivia.

At the Hycroft mine, mining activities were suspended in December 1998 because of the continued depression in gold prices. Gold processing and recovery at the Hycroft mine will continue from inventoried ore during 1999 and into 2000. Hycroft gold production for 1999 is estimated to be approximately 40,000 ounces.

In October 1998, the Corporation acquired the Mineral Ridge mine. Prior to the acquisition, the mine had been shut down since December 1997. The Corporation recommenced mining and processing activities at the Mineral Ridge mine and gold production is expected to reach planned levels before year end. Mineral Ridge gold production for 1999 is estimated to be 30-32,000 ounces.

The Corporation completed an optimized internal feasibility study on the Amayapampa and Capa Circa project located in Bolivia in early 1999. The Corporation suspended discussions with various lenders regarding project financing when gold prices fell below $260 per ounce. At that time, the Corporation minimized the project's holding costs in an effort to preserve the Bolivian assets. Recently, gold prices have returned to levels sufficient to again pursue project financing and the Corporation has recommenced its efforts to advance the project.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998.

Net losses for the three months ended September 30, 1999 were $1.8 million as compared to net losses of $1.0 million for the same period in 1998. The primary reasons for the increase in net losses were lower gold prices, reduced gold production, and continued holding costs for the Corporation's Bolivian property.

Gold sales of $4.7 million for the three months ended September 30, 1999 decreased $3.1 million, or 39 percent, from the same period in 1998. The decrease in gold sales was directly related to a 33 percent decrease in gold production combined with a 10 percent decrease in the average gross realized price. Gold production and gold prices were as follows:

                                                     Three Months Ended
                                                      1999          1998
                                                      ----          ----
  Hycroft mine gold production (ounces)              8,065        24,579
  Mineral Ridge mine gold production (ounces)        8,502             -
                                                    ------        ------
                                                    16,567        24,579

  Average gross realized price per ounce              $286          $318
  Average spot price per ounce                        $259          $290

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

After acquiring the Mineral Ridge mine, the Corporation recommenced mining and processing activities during the fourth quarter of 1998. The initial start-up period lasted approximately four months and the Corporation expects to reach planned gold production levels before year end.

The cost of mining operations decreased $1.2 million to $5.0 million for the three months ended September 30, 1999. Significant cost reductions resulting from the suspension of mining activities at the Hycroft mine were partially offset by operating costs at the Mineral Ridge mine. Mine operating costs were as follows:

                                                     Three Months Ended
                                                     1999         1998
                                                     ----         ----
Hycroft mine operating costs                        $2,269       $6,270
Mineral Ridge mine operating costs                   2,775            -
                                                    ------       ------
                                                    $5,044       $6,270

At the Hycroft mine, mining activities were suspended in December 1998, and as a result, there were no mining costs during the three months ended September 30, 1999. Processing and other operating costs decreased significantly during this period reflecting reduced levels of operating activities and lower gold production. During the quarter ended September 30, the direct cash operating cost per ounce was $190 in 1999 as compared to $181 in 1998.

At the Mineral Ridge mine, 1.9 million total tons were mined during the third quarter of 1999 at an average mining cost of $0.61 per ton, a decrease of $0.16 per ton from the second quarter. Crushing, processing and other production costs decreased $140 thousand from the second quarter, reflecting improved operating efficiencies as the mine approaches planned production levels. As a result, the cash operating cost per ounce decreased from $432 in the second quarter to $315 in the current quarter. The Corporation anticipates the cash operating cost per ounce to continue to decrease as gold production reaches planned levels. The estimated cash operating cost per ounce is expected to be $226 when the mine reaches full production.

Depreciation, depletion and amortization ("DD&A") for the third quarter of 1999 included an adjustment for excess amortization taken at the Mineral Ridge mine during the first half of the year. Excluding the adjustment, DD&A was unchanged from 1998. At the Hycroft mine, a significant portion of the property, plant and equipment is amortized using the units of production method of depreciation based on proven and probable reserves. Those assets have been fully amortized and, as a result, DD&A at the mine decreased substantially from 1998. The decrease at the Hycroft mine was offset by DD&A at the Mineral Ridge mine, before the adjustment to correct DD&A.

The provision for reclamation and closure costs decreased $0.5 million from 1998. At the Hycroft mine, reclamation and closure costs were fully accrued in 1998 and no further provisions are anticipated. At the Mineral Ridge mine, $91 thousand was accrued for reclamation and closure costs during the third quarter of 1999. The provision is charged to earnings over the life of the mine on a unit-of-production basis. As production levels increase at the Mineral Ridge mine, the amount of the provision for reclamation and closure costs will increase accordingly.

Corporate administration and investor relations expenditures decreased 51 percent from the third quarter of 1998, as measures taken in 1998 to reduce the Corporation's overhead costs continue to be effective. Interest expense increased from $0.1 million in the third quarter of 1998 to $0.3 million in the third quarter of 1999. In 1998, the Hycroft mine incurred interest expense on debt that was subsequently retired during the year. The 1999 interest expense was primarily incurred on Mineral Ridge bank loans, which are not guaranteed by the Corporation.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998.

Net losses for the nine months ended September 30, 1999 were $9.3 million as compared to net earnings of $1.7 million for the same period in 1998. The 1998 earnings included a one-time gain from the liquidation of gold forwards of $3.2 million in other revenues. Excluding the one-time gain, the Corporation would have incurred a net loss of $1.5 million in 1998. The primary reasons for the net losses in 1999 include lower gold prices, reduced gold production at the Hycroft mine, which was partially offset by new production from the Mineral Ridge mine, and start-up costs at the Mineral Ridge mine, which were expensed as incurred.

Gold sales of $16.0 million for the nine months ended September 30, 1999 decreased $14.0 million, or 47 percent, from the same period in 1998. The decrease in gold sales was directly related to a 43 percent decrease in gold production combined with lower gold prices. Gold production and gold prices were as follows:

                                                      Nine Months Ended
                                                      1999          1998
                                                      ----          ----
  Hycroft mine gold production (ounces)             33,939        94,767
  Mineral Ridge mine gold production (ounces)       19,900             -
                                                    ------        ------
                                                    53,839        94,767

  Average gross realized price per ounce              $297          $316
  Average spot price per ounce                        $273          $295

At the Hycroft mine, the decrease in gold production was attributable to the suspension of mining activities in December 1998. At the Mineral Ridge mine, the Corporation recommenced mining and processing activities after acquiring the mine in October 1998. The Mineral Ridge mine began producing gold on a regular basis in February 1999 and the Corporation expects to reach planned gold production levels before year end.

The cost of mining operations decreased $3.8 million to $17.2 million for the nine months ended September 30, 1999. At the Hycroft mine, significant cost reductions resulted from the suspension of mining activities and from other processing reductions as production levels decreases the amortization of deferred stripping. In 1998, the Hycroft mine fully amortized the remaining $1.2 million of deferred stripping charges. There was no similar cost in 1999. Cost reductions at the Hycroft mine were partially offset by operating and start-up costs at the Mineral Ridge mine. As discussed above, the Corporation is expensing all start-up costs as they are incurred. Mine operating costs were as follows:

                                                    Nine Months Ended
                                                    1999         1998
                                                    ----         ----
Hycroft mine operating costs                      $ 9,696       $21,014
Mineral Ridge mine operating costs                  7,515             -
                                                  -------       -------
                                                  $17,211       $21,014

At the Hycroft mine, mining activities were suspended in December 1998 and there were no mining costs incurred during the first nine months of 1999. Processing and other operating costs decreased significantly during this period reflecting reduced levels of operating activities and lower gold production. As a result, operating costs decreased by 54 percent from 1998 and the direct cash operating cost per ounce was $129 for the nine months ended September 30, 1999 as compared to $173 in 1998.

At the Mineral Ridge mine, 4.9 million total tons were mined during the first nine months of 1999 at an average mining cost of $0.71 per ton. Mine operating costs during the nine months ended September 30, 1999 were at or below planned levels, however, gold production during the period did not reach planned levels. As a result, the cash operating cost per ounce was $371 for the period.

Depreciation, depletion and amortization of $3.3 million for the first nine months of 1999 was $1.9 million less than the same period in 1998. At the Hycroft mine, the DD&A expense at the mine decreased substantially from 1998 as explained above. The decrease at the Hycroft mine was only partially offset by the start-up of the Mineral Ridge mine, which recorded $1.8 million of DD&A expense.

The provision for reclamation and closure costs decreased $2.0 million from 1998. At the Hycroft mine, reclamation and closure costs were fully accrued in 1998 and no further provisions are required. At the Mineral Ridge mine, $182 thousand was accrued for reclamation and closure costs during the first nine months of 1999. The provision is charged to earnings over the life of the mine on a unit-of-production basis. As production levels increase at the Mineral Ridge mine, the amount of the provision for reclamation and closure costs will increase accordingly.

Corporate administration and investor relations expenditures decreased 23 percent from the first nine months of 1998, as measures taken in 1998 to reduce the Corporation's overhead costs continue to be effective. Interest expense for the nine months ended September 30 increased from $0.4 million in 1998 to $0.9 million in 1999. In 1998, the Hycroft mine incurred interest expense on debt that was subsequently retired during the year. The 1999 interest expense was primarily incurred on Mineral Ridge bank loans, which are not guaranteed by the Corporation.

YEAR 2000

As the year 2000 approaches, there are uncertainties concerning whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

A significant portion of the Corporation's computer systems and software are already configured to accommodate dates beyond the year 2000. The Corporation believes that the year 2000 will not pose significant operational problems for the Corporation's computer systems. The Corporation has established and implemented a plan to identify and resolve potential year 2000 issues. The plan includes the following five key elements:

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

The Corporation has identified potential year 2000 issues and the resolution of those issues will be dependent on the nature of the issue. However, where any internal equipment or software is concerned, the Corporation has responded by modifying, upgrading, or replacing any features that are not year 2000 compliant. Where possible, the Corporation has attempted to incorporate redundancy within its computer systems to reduce the likelihood of any system failures related to year 2000 hardware or software issues. The Corporation has prepared contingency plans and will implement them at the appropriate time to minimize the effects of any year 2000 failures. Additionally, printed and electronic back-ups are kept of all material transactions, reports, systems and software where the effects of year 2000 failures could adversely impact the Corporation.

The Corporation has completed its assessment of the majority of its systems, and has assessed the year 2000 status of the major third parties with which it deals. While it is not possible at this time to completely assess a third party's ability to adequately address year 2000 issues, the Corporation does not believe the potential problems associated with the year 2000 will have a material effect on its financial results.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's consolidated cash balance on September 30, 1999 was $1.5 million, a decrease of $3.3 million from December 31, 1998. Operating activities used $2.6 million of cash, investing activities used $1.7 million and financing activities provided $1.0 million of cash.

Net cash provided by (used) for operating activities during the first nine months of 1999 was as follows:

                                                                   1999
                                                                   ----
Hycroft mine                                                    $ 2,194
Mineral Ridge mine                                               (2,114)
Bolivian holding costs                                           (1,419)
Corporate administration and investor relations                  (1,226)
                                                                --------
                                                                $(2,565)

At the Hycroft mine, operating activities for the first nine months of 1999 generated $4.3 million of cash before reclamation expenditures of $1.3 million, accounts payable reductions of $0.4 million and exploration and other expenditures of $0.4 million. The resulting net cash provided by operating activities was $2.2 million and reflects the low operating costs achieved by the mine after suspending mining operations in 1998. As gold production rates are expected to decrease over the remainder of the year, cash flows from operating activities will similarly decline.

At the Mineral Ridge mine, operating activities for the nine months ended September 30, 1999 consumed $4.9 million of cash before exploration expenditures of $0.2 million and cash generated from hedging transactions of $3.0 million. The resulting net cash used for operating activities of $2.1 million was directly related to lower than planned gold production combined with low gold prices. The mine plan currently calls for an additional $0.8 million of cash to be generated from hedging transactions before the end of the year. This cash resource will be used to fund operating shortfalls until gold production reaches planned levels. The Corporation expects to reach planned gold production levels before year end.

Investing activities of $1.7 million consisted of Mineral Ridge capital expenditures of $1.4 million and Bolivian evaluation expenditures of $0.3 million. Mineral Ridge capital expenditures during the first nine months of 1999 were primarily for the planned expansion of the heap leach pad and for the replacement of a critical ore feeder, which was identified as inadequate during start-up.

In 1998, the Corporation purchased Mineral Ridge. As part of the transaction, Mineral Ridge's bank debt agreement was amended. At September 30, 1999, the amended bank debt was approximately $15.2 million. The interest rate on the debt is LIBOR plus two percent and the loans, which are not guaranteed by the Corporation, are collateralized by the assets of Mineral Ridge, including $5.0 million of mining equipment that was contributed by the Corporation. During the first nine months of 1999, the Mineral Ridge mine repaid $0.3 million of the outstanding debt balance.

In April 1999, the Hycroft mine entered into a debt agreement with Finova Capital Corporation through which Hycroft received $1.5 million in cash. The interest rate on the loan is 10.61 percent and the loan is collateralized by certain mobile equipment assets at the Hycroft mine. The repayment terms of the loan require 36 equal monthly installments, which commenced in May 1999, and through September 30, 1999, the Hycroft mine repaid $0.2 million of the outstanding debt balance.

At September 30, 1999, the Corporation had forward sales commitments covering 100,000 ounces of gold at an average price of $307 with various expiration dates up to January 2000. The Corporation has the ability to defer the date of sale that the related gold is ultimately delivered.

RECLAMATION AND ENVIRONMENTAL COSTS

Management estimates the reclamation and closure costs for the Corporation's mines as follows:

Hycroft mine                                      $4.5 million
Mineral Ridge mine                                 1.8 million
                                                  ------------
                                                  $6.3 million
                                                  ============

These costs are charged to earnings over the lives of the mines and the provision to date is $5.3 million. In April 1995, the Nevada Bureau of Land Management ("BLM") approved an amended Hycroft mine reclamation plan that included the Brimstone deposit, and a surety bond in the amount of $5.1 million was posted to secure reclamation obligations under the plan. During the first nine months of 1999, the Corporation incurred $1.3 million in reclamation and closure-related expenditures at the Hycroft mine. To date, Hycroft has reclaimed approximately 750 acres, or 40 percent, of the disturbances on the entire mine site. Reclamation will continue in areas that would not be affected by the potential re-start of mining operations as discussed below.

In September 1996, the BLM approved the Mineral Ridge mine plan of operations and a surety bond in the amount of $1.6 million was posted. Cash collateral in the amount of $0.9 million has been posted as security for the surety bond.

REGULATORY COMPLIANCE AND OTHER MATTERS

During the first nine months of 1999, there were no material environmental incidents or non-compliance events with any applicable environmental or other regulations.

OUTLOOK

The Corporation is proceeding with a $0.4 million exploration program at the Hycroft mine and continues to operate the Mineral Ridge mine. Financing activities for the Bolivian Amayapampa project have been resumed following the recent recovery of gold prices.

At the Hycroft mine, gold production from previously inventoried ore is continuing at above-plan rates and is now expected to be 40,000 ounces for the year. A reconciliation of the Brimstone ore reserve model confirmed that actual gold production exceeded projected gold production by more than 30 percent. After considering the results of the reconciliation, the Board of Directors approved a $0.4 million exploration program, to be completed before the end of 1999. The program includes approximately 6,000 feet of diamond drilling and 11,000 feet of angled reverse circulation drilling. The drilling is designed to determine if the positive variance can be extended to the remaining Brimstone gold resource. A positive conclusion could add significantly to the Corporation's mineable reserves and allow the Hycroft mine to resume operations.

After acquiring the Mineral Ridge mine in October 1998, the Corporation recommenced mining activities immediately with a planned start-up period leading to full production by the end of the first quarter of 1999. During start-up, many plant and crushing design deficiencies were identified which required correction and resulted in lower than expected gold production in the first nine months of 1999. The major corrections have been completed and crushing operations are now at planned capacity. The Corporation has revised its 1999 gold production estimates at the Mineral Ridge mine to 30-32,000 ounces.

In Bolivia, the Corporation completed studies on a revised development plan for the Amayapampa project. The revised project is forecast to have an average production rate of 43,000 ounces per year. The proven and probable reserve at Amayapampa is 548,000 ounces of gold calculated at a $300 per ounce gold price. The estimated cash production costs of the project will be $157 per ounce of gold and the initial capital cost will be approximately $26 million. The Corporation had suspended its efforts to finance the project due to the continued depression in gold prices. As a result, the holding costs for the Bolivian properties were minimized in order to preserve the assets until gold prices returned to higher levels. Following the recent recovery of gold prices, the Corporation has resumed its efforts to arrange financing for the project.

The Corporation plans to complete the exploration of the Hycroft Brimstone ore reserve, operate the Mineral Ridge mine and hold the Bolivian properties using its existing financial resources. While the Corporation has positioned itself to operate in the current gold price environment, there are no assurances that it will be able to do so indefinitely or that gold prices will not deteriorate. Such further deterioration could have adverse consequences on the Corporation.

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

Using current 1999 estimates of production at an estimated average gold price of $300 per ounce, including the effects of the Corporation's hedging position and management's estimate of expected operating expenses, a $10 change in the gold price would result in an increase or decrease of approximately $0.2 million in net income and cash flows.

The Corporation occasionally utilizes derivative commodity instruments to manage the Corporation's exposure to the risks associated with fluctuations in the price of gold by protecting the selling price of a portion of its production. The commodity instruments are not used for trading purposes. The market risk of these commodity instruments to the Corporation's cash flow is related to the possible failure of all counterparties to honor their contractual obligations. Precious metals contracts between the Corporation and various counterparties involve the requirement that the Corporation deliver gold to the counterparty at agreed-upon prices. If the counterparty is unable to fulfill its purchase obligations, there is no guarantee that the Corporation will be able to receive the agreed-upon sales price in the open market. If the Corporation is unable to produce sufficient gold to meet its hedging contract obligations, it may be obligated to purchase such gold in the open market. For further information regarding the Corporation's hedging program, see note 3 to the consolidated financial statements for the three months ended September 30, 1999 under "Item 1. Financial Statements - Notes to Consolidated Financial Statements".

At September 30, 1999, the Corporation had forward sales contracts for 100,000 ounces at an average price of $307 per ounce. The contracts require the Corporation to deliver the gold at various dates up to January 31, 2000. The Corporation has the ability to defer the date of sale that the related gold is ultimately delivered. During the first nine months of 1999, the Corporation closed out various forward sales contracts for cash consideration of approximately $3.0 million. The closed out contracts were replaced with new forward sales contracts for the same amount of ounces at lower average prices.

INTEREST RATE RISK

At September 30, 1999, the interest rate on a significant majority of the Corporation's long-term debt was LIBOR plus two percent. The interest rate on this debt is variable and can be fixed for specific periods of time of up to 180 days at the option of the Corporation. As a result, management does not believe that the Corporation is exposed to significant interest rate risk and the Corporation does not utilize market risk sensitive instruments to manage its exposure to this risk.

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

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              11.01  Statement re: Computation of per Share Earnings.

              27.01  Financial Data Schedule.

              99.01  Third Quarter 1999 Report to Shareholders

         (b)  Reports on Form 8-K

              The following documents were filed under cover of Form 8-K during the quarter ended September 30, 1999:

              1. Press release dated August 13, 1999 announcing the second quarter 1999 financial results filed under cover of Form 8-K on August 16, 1999.

              2. Press release dated September 16, 1999 announcing an update on Bolivia filed under cover of Form 8-K on September 17, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VISTA GOLD CORP.
                                    (Registrant)



Date:  November 12, 1999            By: /s/ MICHAEL B. RICHINGS
                                        -------------------------------------
                                        Michael B. Richings
                                        President and Chief Executive Officer



Date:  November 12, 1999            By: /s/ ROGER L. SMITH
                                        -------------------------------------
                                        Roger L. Smith
                                        Vice President Finance

                                EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION                                       PAGE
--------------          -----------                                       ----
    11.01               Computation of per Share Earnings                  19

    27.01               Financial Data Schedule                            20

    99.01               Third Quarter 1999 Report to Shareholders          21