Form 10-K
period 1999-12-31
VISTA GOLD CORP
filed 2000-03-29
CIK 783324

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from - to -

Commission File Number 1-9025

--------------------------------------------------------------------------------

                                VISTA GOLD CORP.
             (Exact Name of Registrant as Specified in its Charter)

Continued under the laws of the Yukon Territory                    None
(State or other Jurisdiction of Incorporation or              (IRS Employer
               Organization)                              Identification Number)


                      Suite 3000
                370 Seventeenth Street
                   Denver, Colorado                                    80202
       (Address of Principal Executive Offices)                      (Zip Code)

                                 (303) 629-2450
              (Registrant's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------

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

AGGREGATE MARKET VALUE OF OUTSTANDING COMMON SHARES HELD BY NON-AFFILIATES:
As of March 20, 2000, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $11,339,380.

OUTSTANDING COMMON SHARES:
As of March 20, 2000, 90,715,040 Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
To the extent herein specifically referenced in Parts III and IV, the Management Information and Proxy Circular for the registrant's 2000 Annual General Meeting. See Parts III and IV.

                                      TABLE OF CONTENTS

GLOSSARY ....................................................................................    1
CURRENCY ....................................................................................    3
METRIC CONVERSION TABLE .....................................................................    3
UNCERTAINTY OF FORWARD-LOOKING STATEMENTS ...................................................    3

                      PART I

ITEM 1. BUSINESS ............................................................................    4
      Overview ..............................................................................    4
      Segmented Financial Information .......................................................    5
      Corporate Organization Chart ..........................................................    5
      Significant Developments in 1999 ......................................................    6
      Refining and Marketing ................................................................    7
      Exploration and Business Development ..................................................    8
      Property Interests and Mining Claims ..................................................    9
      Reclamation ...........................................................................    9
      Government Regulation .................................................................   10
      Environmental Regulation ..............................................................   10
      Competition ...........................................................................   10
      Employees .............................................................................   10
      Risk Factors ..........................................................................   11

ITEM 2. PROPERTIES ..........................................................................   13
      Operations ............................................................................   13
      Hycroft Mine ..........................................................................   13
      Mineral Ridge Mine ....................................................................   17
      Amayapampa and Capa Circa Properties ..................................................   20
      Exploration Properties ................................................................   27
      1999 Exploration Expenditures .........................................................   29
      2000 Exploration Plan .................................................................   29

ITEM 3. LEGAL PROCEEDINGS ...................................................................   29

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ...................................   29

                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...............   30
      Price Range of Common Shares ..........................................................   30
      Dividends .............................................................................   30
      Exchange Controls .....................................................................   30
      Certain Canadian Income Tax Considerations for Non-Residents of Canada ................   30

ITEM 6. SELECTED FINANCIAL DATA .............................................................   31
      Selected Financial Data ...............................................................   31
      United States$/Canadian$ Exchange Rates ...............................................   33

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS ...............................................................   33
      Introduction ..........................................................................   33
      Results of Operations .................................................................   33
      Outlook ...............................................................................   40

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........................   41
      Commodity Price Risk ..................................................................   41
      Interest Rate Risk ....................................................................   42
      Foreign Currency Exchange Rate Risk ...................................................   42

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............................   43
      Management's Responsibility for Financial Information .................................   43
      Report of Independent Accountants .....................................................   44
      Consolidated Financial Statements .....................................................   45
      Notes to Consolidated Financial Statements ............................................   49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE ................................................................   65

                      PART III

ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT ...............................................   65
      Directors .............................................................................   65
      Executive Officers ....................................................................   67
      Executive and Audit Committees ........................................................   67

ITEM 11. COMPENSATION OF DIRECTORS AND OFFICERS .............................................   67

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .....................   68

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS ......................................   68

                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ....................   69
      Documents Filed as Part of Report .....................................................   69
      Reports on Form 8-K ...................................................................   73
SUPPLEMENTAL INFORMATION ....................................................................   73
SIGNATURES ..................................................................................   74

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

"CORPORATION" means the consolidated group consisting of Vista Gold Corp. and its subsidiaries Hycroft Resources & Development, Inc., Hycroft Lewis Mine, Inc., Vista Gold Holdings Inc., Vista Gold U.S. Inc., Granges Inc., Vista Gold (Antigua) Corp., Sociedad Industrial Yamin Limitada, Compania Inversora Vista S.A., Minera Nueva Vista S.A., Compania Exploradora Vistex S.A., and Mineral Ridge Resources Inc.

"CUT-OFF GRADE" means the minimum grade of ore used to establish reserves.

"DA CAPO" means Da Capo Resources Ltd., a predecessor of Vista Gold.

"DEPOSIT" means an informal term for an accumulation of mineral ores.

"DIAMOND DRILL" means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, two centimeters or more in diameter.

"DORE" means unrefined gold and silver bullion consisting of approximately 90% precious metals which will be further refined to almost pure metal.

"FLOTATION" means a process whereby value minerals are separated from waste by attaching them to air bubbles in a pulp by the use of small amounts of chemicals.

"GRANGES" means Granges Inc., a predecessor of Vista Gold.

"HEAP LEACH" means a gold extraction method that percolates a cyanide solution through ore heaped on an impervious pad or base.

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

"RUN-OF-MINE" refers to mined ore of a size that can be processed without further crushing.

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

"STRIKE LENGTH" means the longest horizontal dimension of an orebody or zone of mineralization.

"STRIPPING RATIO" means the ratio between waste and ore in an open pit mine.

"SULFIDE" means a compound of sulfur and some other element.

"TAILINGS" means material rejected from a mill after most of the valuable minerals have been extracted.

"TRENCHING" means prospecting in which subsurface strata are exposed by digging pits across the strike of a lode.

"VEIN" means a fissure, fault or crack in a rock filled by minerals that have traveled upwards from some deep source.

"VISTA GOLD" means Vista Gold Corp.

"VOLCANICLASTIC" means derived by ejection of volcanic material from a volcanic vent.

"WASTE" means rock lacking sufficient grade and/or other characteristics of ore.

"YAMIN" means Sociedad Industrial Yamin Limitada, until February 7, 2000, a direct wholly-owned subsidiary of Vista Gold.

"ZAMORA" means Zamora Gold Corp.

                                    CURRENCY

Unless otherwise specified, all dollar amounts in this report are expressed in United States dollars.

The exchange rate at the end of each of the five years to December 31, 1999, and the average, the high and the low rates of exchange for each year in that five year period, are set forth in "Item 6. Selected Financial Data United States $/Canadian $ Exchange Rates". These exchange rates are expressed as the amount of United States funds equivalent to one Canadian dollar, being the noon buying rates in New York City for cable transfers in Canadian dollars, as certified for customs purposes by the Federal Reserve Bank of New York. On March 20, 2000, this noon buying rate was $1.4703 (Cdn.$1.00 equals U.S.$0.6801).

                                            METRIC CONVERSION TABLE
TO CONVERT IMPERIAL MEASUREMENT UNITS                  TO METRIC MEASUREMENT UNITS               MULTIPLY BY
Acres.............................................     Hectares...............................   0.4047
Feet..............................................     Meters.................................   0.3048
Miles.............................................     Kilometers.............................   1.6093
Tons (short)......................................     Tonnes.................................   0.9071
Gallons...........................................     Liters.................................   3.7850
Ounces (troy).....................................     Grams..................................   31.103
Ounces (troy) per ton (short).....................     Grams per tonne........................   34.286

                    UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This document, including any documents that are incorporated by reference as set forth on the face page under "Documents incorporated by reference", contains forwarding-looking statements concerning, among other things, projected annual gold production, mineral resources, proven or probable reserves and cash operating costs. Such statements are typically punctuated by words or phrases such as "anticipates", "estimates", "projects", "foresees", "management believes", "believes" and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that could cause actual results to differ materially from those in such forward-looking statements are identified in this document under "Item 1. Business - Risk Factors". Vista Gold assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such statements.

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

During 1999, the Corporation's primary mining operation and principal source of earnings was the Hycroft mine (formerly known as the Crofoot/Lewis mine) in Nevada, USA which produces gold and by-product silver. See "Item 2. Properties -Hycroft Mine". In 1998, the Corporation acquired the Mineral Ridge mine, a gold property also located in Nevada. During 1999, the Mineral Ridge mine applied for protection under the U.S. Bankruptcy Code in order to begin the process of a permanent cessation of all mining activities. See "Item 2. Properties - Mineral Ridge Mine" and "Item 3. Legal Proceedings". The Corporation owns the Amayapampa gold property in Bolivia for which a feasibility study was completed in 1997 and a revised feasibility study was completed in the first quarter of 2000. The Corporation's Capa Circa gold property in Bolivia was sold on February 7, 2000. See "Item 2. Properties - Amayapampa and Capa Circa Properties". The Corporation has approximately 12 additional mineral properties in North and South America covering approximately 123,500 acres (50,000 hectares) in various stages of evaluation. Vista Gold owns a 26% equity interest in Zamora, a Canadian mineral exploration company with interests in mineral concessions in southern Ecuador. See "Item 2. Properties - Exploration Properties - Ecuador". The Corporation has approximately 325 full-time permanent employees.

The Corporation derives all of its current revenues from the sale of gold extracted from the Hycroft mine. In fiscal 1997, 1998 and 1999, revenues from sales of gold were $40 million, $37 million and $19 million, respectively.

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

SEGMENTED FINANCIAL INFORMATION

The Corporation operates in the mining industry in Canada, the United States and Latin America. For information on the Corporation's sales, earnings from operations and identifiable assets by geographic area see note 11 to the consolidated financial statements for the year ended December 31, 1999 under "Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements".

CORPORATE ORGANIZATION CHART

The name, place of incorporation, continuance or organization, and percent of voting securities owned or controlled by Vista Gold as of December 31, 1999 for each subsidiary of Vista Gold is set out below.


       [FLOWCHART DEPICTING ORGANIZATIONAL STRUCTURE OF VISTA GOLD CORP.]


(1) Sociedad Industrial Yamin Ltda., which owns the Capa Circa property, was sold on February 7, 2000. See "Item 2. Operations - Capa Circa Property".

SIGNIFICANT DEVELOPMENTS IN 1999

HYCROFT MINE

In 1999, the Hycroft mine produced 40,075 ounces of gold and 183,170 ounces of silver. The Corporation suspended mining activities in December 1998 as a result of low gold prices. Production of gold from ore stockpiled on the heap leach pads during previous years is expected to continue in 2000. Gold production for 2000 is estimated to be in excess of 12,000 ounces. During 1999, Hycroft mine gold production consistently exceeded expectations and as a result, the Corporation conducted a $0.6 million exploration program to determine the extent of the remaining Brimstone gold resource. The reserve re-estimation process is being independently reviewed by Mineral Resources Development, Inc. ("MRDI"). An initial reserve evaluation prepared by the Corporation at a gold price of $275 per ounce resulted in proven and probable reserves estimated at 24.0 million tons (21.8 million tonnes) of ore grading
0.021 gold ounces per ton (0.72 grams per tonne), and containing 495,000 ounces of gold and 4.1 million ounces of silver. These reserve calculations have not been subject to independent verification; however, verification by a qualified person within the Corporation has been performed. These reserves have been estimated following the guidelines of Canadian National Instrument 43-101 under the direction of Qualified Person Warren Bates, International Exploration Manager.

MINERAL RIDGE MINE

On December 10, 1999, Mineral Ridge Inc., a wholly-owned subsidiary of the Corporation, voluntarily filed for protection under the U.S. Bankruptcy Code. See "Item 2. Properties - Mineral Ridge Mine". Gold production at the Mineral Ridge mine failed to meet expectations. Initially, mechanical difficulties inhibited production efforts. But as mining operations continued in the latter half of the year, the ore mined was less than that estimated in the ore reserve calculations. After reviewing the reserves with Independent Mining Consultants, Inc., an independent consultant, it was concluded that significant ore deficiencies in the future, compared with the original reserve estimates, were probable. The reduced gold production and ore reserves caused by the ore deficiencies and low gold prices resulted in the mine failing to meet its required cash-flow targets under Mineral Ridge Inc.'s loan agreement with Dresdner Bank AG. Various alternatives were then considered, although none were considered to be viable, and a protective bankruptcy filing was made.

EXPLORATION

In 1999, exploration was limited due to the lack of sufficient funds to operate a program. Nevertheless, Vista Gold was able to compile data from ongoing projects to further some of its exploration goals. The 1999 exploration activities were focused on the Corporation's two mine site properties in Nevada, the Hycroft mine and the Mineral Ridge mine. A limited amount of exploration was carried out and a small amount of gold was produced by Zamora in Ecuador. The Corporation also conducted numerous exploration reviews and reserve audits for acquisition and development opportunities.

At the Hycroft mine in Nevada, nine diamond drill holes for 4,870 feet (1,485 meters) and 11 reverse-circulation drill holes for 5,540 feet (1,690 meters) were completed in the un-mined southern portion of the Brimstone deposit. Seventeen of the 20 holes were twin holes, which were used to establish an upgrade factor for the remaining Brimstone resource. The upgrade program was necessary in light of the fact that historical gold production from the Brimstone deposit was 26% greater than predicted from the 1995 ore reserves. Over 525 reverse-circulation drill holes were re-logged in the Albert and Brimstone area, a new geologic model was built, and the current assay and geologic files were audited and re-entered into a new database. In conjunction with MRDI, a gold grade enhancement of 25% was calculated. The improved gold grades were used by the Corporation to conduct an initial mining reserve evaluation.

At the Mineral Ridge mine, the Corporation drilled 49 reverse-circulation drill holes. The program consisted of 9,640 feet (2,940 meters) of drilling. Mineralization was encountered at the Blue Lite zone, extending known mineralization 250 feet (76 meters) to the south. Eight of 15 drill holes cut notable intercepts above cut-off grades in this area. In the Mary Pit area, 17 of 38 holes intersected mineralization above the cut-off grade. These holes were drilled around the margins of the Mary Pit to increase reserves and to extend areas of known resources within 1,000 feet (305 meters) of the current planned Mary Pit. Six holes drilled to intercept downstrike extensions of the Drinkwater mineralization were unsuccessful in locating potentially mineable mineralization.

In 1999, exploration by Zamora was focused on developing gold reserves at the formerly producing Campanillas mine. Also, reconnaissance exploration was carried out near the Campanillas mine and on the Nambija I concessions.

REFINING AND MARKETING

The Hycroft mine produces dore, which is processed by Metalor USA Refining Corporation in North Attleboro, Massachusetts. Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable. Alternate refiners for silver and gold produced from the Hycroft mine are available if necessary. As a result of the large number of available gold and silver purchasers, the Corporation is not dependent upon the sale to any one customer of either its gold or silver.

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

Gold prices fluctuate widely and are affected by numerous factors, including expectations with respect to the rate of inflation, the market value of various currencies (specifically, the United States dollar relative to other currencies), interest rates, central bank holdings, market speculation, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by a nation or its citizens.

The demand for and supply of gold affect gold prices but not necessarily in the same manner as supply and demand affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.

The price of silver, while related somewhat to the price of and affected to some extent by the same factors as gold, is more subject to normal supply and demand factors than the price of gold. Silver has a wide range of industrial uses on the demand side and is subject to both mine production and substantial secondary supply from scrap and dishoarding on the supply side. Silver inventories held by metal exchanges remained high during the 1980s and 1990s and lower industrial and consumer demand and relatively high interest rates continued to depress the price of silver during much of that period.

The following table sets out the annual high and low gold prices per troy ounce in the London bullion market in United States dollars for the years indicated:

                        HIGH          LOW
                        ----          ----
          1999          $326          $253
          1998           313           273
          1997           367           283
          1996           415           367
          1995           396           372

On December 30, 1999, the afternoon fixing price of gold on the London bullion market was $290.25 per ounce.

The following table sets out the annual high and low silver price per ounce (Handy & Harman New York Prices) in United States dollars for the years indicated:

                         HIGH          LOW
                        -----         -----
          1999          $5.77         $4.91
          1998           7.31          4.72
          1997           6.21          4.18
          1996           5.79          4.67
          1995           6.01          4.36

On December 30, 1999, the Handy & Harman price for silver was $5.395 per ounce.

HEDGING AND METAL SALES COMMITMENTS

The Corporation may from time to time protect against falling gold prices through forward sales of future production. Under this hedging process, the sale price of gold to be delivered at a future date is fixed at the time the forward sale is made, thus eliminating the effect of any future gold price fluctuations. Revenue from these forward sales is recognized when the gold is due to be delivered. At December 31, 1999, the Corporation had no forward sales commitments. Vista Gold's Board of Directors regularly reviews the Corporation's forward sales arrangements. The level of future forward sales will depend in part upon the Corporation's assessment of gold market conditions at the relevant time.

EXPLORATION AND BUSINESS DEVELOPMENT

The Corporation's exploration and business development activities are focused on gold. In the United States, the Corporation has an exploration project at the Hycroft mine located in Nevada. In Bolivia, the Amayapampa properties represent both development and exploration projects. The Copacabana and Irpa Irpa properties in Bolivia represent exploration targets. In Ecuador, the exploration program in the Nambija gold district primarily on the Mina Real and Comcumay properties will be continued by Zamora, which is 26% owned by Vista Gold.

The Corporation's exploration activities headquarters are in Denver, Colorado, with one district exploration office in La Paz, Bolivia. The exploration department has a permanent staff of two geologists. Consultants and contract personnel are used for specific projects and tasks.

The 1999 exploration program was focused on the Brimstone upgrade project at the Hycroft mine, with limited exploration at the Mineral Ridge mine and at Zamora's properties.

During 2000, the Corporation expects to spend $0.3 million on exploration. The majority of the exploration expenditures will be made in Nevada at the Hycroft mine.

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

RECLAMATION

Although reclamation is conducted concurrently with mining whenever feasible, the Corporation generally is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site once mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which have been reviewed and approved by the appropriate regulatory agencies.

Management estimates the reclamation and closure costs for the Hycroft mine to be $4.4 million. These costs are charged to earnings over the life of the mine and the provision to date is $4.4 million. As reported in the Corporation's annual report on Form 20-F for 1994, an amended Crofoot/Lewis Mine Reclamation Plan that included the new Brimstone deposit was submitted to the Nevada Bureau of Land

Management (the "BLM") in March 1994. In April 1995, the BLM approved the plan and a surety bond in the amount of $5.1 million was posted to secure reclamation obligations under the plan.

GOVERNMENT REGULATION

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Bolivia, Canada and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Corporation has obtained or has pending applications for those licenses, permits or other authorizations currently required to conduct its operations. The Corporation believes that it is complying in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States, Canada, Bolivia and the other jurisdictions in which the Corporation operates. There are no current orders or directions with respect to the foregoing laws and regulations.

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

During 1999, there were no material environmental incidents or non-compliance with any applicable environmental regulations.

COMPETITION

The Corporation competes with other mining companies in connection with the acquisition of gold and other precious metals properties. There is noteworthy and increasing competition for the limited number of gold acquisition opportunities, some of which is with other companies having substantially greater financial resources than the Corporation. As a result, the Corporation may eventually be unable to acquire attractive gold mining properties. The Corporation believes no single company has sufficient market power to affect the price or supply of gold in the world market.

EMPLOYEES

As at December 31, 1999, the Corporation had approximately 325 permanent full-time employees, of which 25 were employed at the Hycroft mine site, 12 were employed at the Mineral Ridge mine site, 278 were employed at the Amayapampa properties, two were employed in exploration activities in Denver, Colorado and Vancouver, British Columbia, and eight were employed at Vista Gold's executive office (other than in exploration activities). 263 of the Corporation's employees are represented by a labor union in Bolivia. The Hycroft mine has never experienced a loss of production due to a work stoppage. The Corporation considers its relations with its employees to be satisfactory.

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

EXPLORATION AND DEVELOPMENT

All of the mineral properties, which the Corporation owns, other than the Hycroft mine, are in the exploration and development stages. Mineral exploration and development involves a high degree of risk and few properties, which are explored, are ultimately developed into producing mines. There is no assurance that the Corporation's mineral exploration and development activities will result in any discoveries of commercial bodies of ore. The long-term profitability of the Corporation's operations will be in part directly related to the cost and success of its exploration programs, which may be affected by a number of factors beyond the control of the Corporation.

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

OPERATING HAZARDS AND RISKS

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Corporation has direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. Although the Corporation has obtained liability insurance in an amount that they consider adequate, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or the Corporation might elect not to insure itself against such liabilities due to high premium costs or other reasons, in which event, the Corporation could incur significant costs that could have a materially adverse effect upon its financial condition.

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

CALCULATION OF RESERVES AND GOLD RECOVERY

There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades being mined or dedicated to future production. Until reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and ore may vary depending on metal prices. Any material change in the quantity of reserves, mineralization, grade or stripping ratio may affect the economic viability of the Corporation's properties. In addition, there can be no assurance that gold recoveries or other metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

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

TITLE TO ASSETS

Although the Corporation has reviewed and is satisfied with the title for all mineral properties in which it has a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

POLITICAL AND ECONOMIC INSTABILITY IN SOUTH AMERICA

Certain of the Corporation's exploration and development activities occur in Bolivia and Ecuador. As a result, the Corporation may be affected by risks associated with political or economic instability in those countries. The risks include, but are not limited to: military repression, extreme fluctuations in currency exchange rates, labor instability or militancy, mineral title irregularities and high rates of inflation. Changes in mining or investment policies or shifts in political attitude in the aforementioned countries may adversely affect the Corporation's business. Operations may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted.

FOREIGN CURRENCY

The Corporation's operations throughout North and South America render the Corporation subject to foreign currency fluctuations, which may materially affect financial position and results. The Corporation does not engage in currency hedging to offset any risk of currency fluctuations.

CASH RESOURCES AND LIQUIDITY

The Corporation believes that it has sufficient financial resources to continue producing gold from previously mined and inventoried ore at the Hycroft mine. However, the Corporation will have to raise additional funds from external sources in order to restart mining activities at the Hycroft mine or begin construction and development activities at the Amayapampa project in Bolivia.

There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available, the Corporation may have to substantially reduce or cease its operations. The Corporation is actively investigating various alternatives, including debt financing, the issuance of equity, mergers with other companies and the sale of property interests.

ITEM 2.  PROPERTIES.

OPERATIONS

Detailed information is contained herein with respect to the Hycroft mine (formerly known as the Crofoot/Lewis mine), the Mineral Ridge mine and the Amayapampa properties. Vista Gold holds the Hycroft mine through its wholly-owned subsidiaries, Vista Gold Holdings Inc., Hycroft Inc. and Hycroft Lewis. Vista Gold holds the Mineral Ridge mine through its wholly-owned subsidiaries, Vista Gold Holdings Inc. and Mineral Ridge Inc. Vista Gold holds the Amayapampa properties through its wholly-owned subsidiaries, Vista Gold (Antigua) Corp., Compania Inversora Vista S.A., Minera Nueva Vista S.A., and Compania Exploradora Vistex S.A. Estimates of reserves and production herein are subject to the effect of changes in metal prices and to the risks inherent in mining and processing operations.

HYCROFT MINE

The Hycroft mine and related facilities are located 54 miles (86 kilometers) west of Winnemucca, Nevada. The mine is an open-pit, heap leaching operation that produces gold and by-product silver. The Lewis mine was originally a sulfur mine. In 1983, it commenced operation as a small heap-leach gold mine. The Corporation acquired the Lewis mine in early 1987 and completed construction of the adjacent Crofoot mine project in April 1988. In early 1989, the two mines were consolidated into a single operation under an ore purchase agreement, with ore from both properties processed through the larger and more efficient Crofoot plant. Hycroft Inc. began stripping at the new Brimstone pit, located one mile to the east of the existing Central Fault pit, in April 1996 and commenced construction of a new 3 million-square-foot (280,000 square meter) leach pad and a 2,800 gallon-per-minute (10,598 liter-per-minute) leach solution processing plant in the summer of the same year. Ore from the Brimstone pit was hauled to the new leach pad beginning in September 1996 and the Brimstone plant commenced operation in February 1997. Mining operations at the Hycroft mine were suspended in December 1998.

Gold production continued in 1999, and is expected to continue in 2000, from gold contained in the heap leach pads. In 1999, the Hycroft mine produced 40,075 ounces of gold and 183,170 ounces of silver. Hycroft mine gold production for 2000 is estimated to be in excess of 12,000 ounces. The Corporation will continue to review the economic situation and gold resources to determine whether operations can be restarted. Reclamation will proceed in areas that will not be disturbed by future operations.

DESCRIPTION OF PROPERTIES

The Crofoot and Lewis properties together comprise approximately 9,600 acres (3,885 hectares). The Crofoot property, originally held under two leases, covers approximately 3,600 acres (1,460 hectares). The Lewis property, which virtually surrounds the Crofoot property, is held through a lease that covers approximately 6,000 acres (2,430 hectares). The mine is accessible by road and has access to adequate supplies of water and power. The major mining facilities consist of mobile mining equipment, four leach pads, two Merrill-Crowe gold-silver recovery plants and associated maintenance and support facilities.

GEOLOGY AND HISTORY

The Hycroft mine is located on the western flank of the Kamma Mountains. The deposit is hosted in a volcanic eruptive breccia and conglomerates associated with the Tertiary Kamma Mountain volcanics. The volcanics are mainly acidic to intermediate tuffs, flows and coarse volcaniclastic rocks. Fragments of these units dominate the clasts in the eruptive breccia. Volcanic rocks have been block-faulted by dominant north-trending structures, which have affected the distribution of alteration and mineralization. The Central Fault and East Fault control the distribution of mineralization and subsequent oxidation. A post-mineral range-front fault separates the orebody from the adjacent Pleistocene Lahontan Lake sediments in the Black Rock Desert. The geological events have created a physical setting ideally suited to the open-pit, heap-leach mining operation at the Hycroft mine. The heap leach method is widely used in the southwestern United States and allows the economical treatment of oxidized low-grade ore deposits in large volumes.

The known gold mineralization within the Crofoot and Lewis properties extends for a distance of three miles (4.8 kilometers) in a north-south direction by
1.5 miles (2.5 kilometers) in an east-west direction. Mineralization extends to a depth of less than 330 feet (100 meters) in the outcropping to near-outcropping portion of the deposit on the northwest side to over 990 feet (300 meters) in the Brimstone deposit in the east. Not all the mineralization is oxidized and the depth of oxide ore varies considerably over the area of mineralization. The determination of whether mineralization can be mined economically is dependent on the grade of mineralization, the depth of overburden and the degree of oxidation.

In 1992, Hycroft Inc. exercised its options to convert its leasehold interests in the Crofoot property into a 100% ownership interest in the patented mining claims, a 100% possessory interest in the unpatented claims and a 100% interest in the incidental rights thereto, all subject to 4% net profits royalties and excluding rights to sulfur. No royalty payments were made in 1995, 1994 and 1993 because minimum royalty payments made prior to 1993 aggregating $2.8 million were available for credit against the royalty obligations. The Crofoot lease/purchase agreement was amended in 1996 to provide for minimum advance royalty payments of $120,000 on January 1 of each year in which mining occurs. An additional $120,000 payment is due if ore production exceeds 5.0 million tons from the Crofoot property in any calendar year. All advance royalty payments are available as credit against the 4% net profits royalty. The aggregate acquisition cost to Hycroft Inc. was $6,881,481 and was financed by the issuance of Common Shares and the assumption of certain debts associated with the Lewis mine. The leasehold interest in the Lewis property extends until January 1, 2013 or for so long thereafter as Hycroft Lewis continues to conduct commercial mining operations on the property.

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

The ore reserves mined in 1998 in the Brimstone deposit, which lies partially on the Crofoot property and partially on the Lewis property, were processed on both the Brimstone leach pad and the Crofoot leach pad. The allocation of metal produced from the commingled Crofoot and Lewis ores is calculated using methods consistent with industry standards. The same method will be employed during 2000 if gold mining is restarted.

MINING AND PROCESSING

During 1999, no ore was excavated at the Hycroft mine. Waste stripping was suspended in January 1998 and ore mining was suspended in December 1998.

Until November 1996, higher-grade ore was crushed prior to treatment on the leach pads. From November 1996 to December 1998, all ore was hauled directly to the leach pads without crushing. Dilute alkaline cyanide solution is pumped from a pond to the heap surface and distributed evenly over the crushed and run-of-mine ore through a network of pipes and irrigation sprinklers or drip emitters. The solution percolates down through the layers of ore, preferentially leaching gold and silver from the rock. This pregnant solution, containing dissolved gold and silver, flows along the surface of the impervious leach pad to a collection ditch from which it drains into one of two pregnant solution ponds. The low-grade solutions are recirculated to the heaps to increase the amount of gold in the solution, and the high-grade solution is pumped directly to the recovery plant where the gold and silver are extracted. The process is a zero-discharge closed circuit.

The Crofoot recovery plant can process up to 3,000 gallons-per-minute (11,355 liters-per-minute) of solution from leach pads 1, 2, 3 and 5 (18,000 tons of solution per day) and the Brimstone recovery plant can process up to 2,800 gallons-per-minute (10,600 liters-per-minute) of solution from the Brimstone leach pad (also referred to as pad 4). This process includes filtering to remove particulates, de-aeration to remove dissolved oxygen and introduction of small quantities of zinc dust. The dissolved gold and silver precipitate out of the solution onto the zinc particles which are then removed by a second stage of filtration. The barren solution is returned to the leaching circuit. The precipitate is treated to remove mercury, then mixed with fluxes and smelted to yield a dore bar. Dore bars are shipped offsite for refining and sale. Metalor USA Refining Corporation refines gold and silver production from the Hycroft mine. Alternate refiners are available if necessary.

ORE RESERVES

Gold production from the Brimstone deposit at the Hycroft mine consistently exceeded projections, and during 1999, the Corporation conducted a $0.6 million exploration program to determine the reasons for the excess gold production, and to re-estimate the grade and tons of the remaining reserves left in the Brimstone deposit after mining was suspended in December 1998. MRDI, an independent consultant was retained to assist with the evaluation and to provide an independent review of the recalculated mineable reserves. During the period 1996 through 1998, gold production from the north end of the Brimstone deposit exceeded planned production by 47,090 ounces, or 26%. The excess gold production was a result of mining 13% more ore tons at a 12% higher average grade than predicted in the exploration reserve model.

To evaluate the potential of a similar upgrading effect in the remaining Brimstone resource, nine diamond drill holes for a total of 4,870 feet (1,484 meters) and 11 reverse-circulation drill holes for a total of 5,540 feet (1,689 meters) were completed in the unmined southern portion of the Brimstone deposit. Seventeen of the 20 holes were twin holes, which were used to establish an upgrade factor for the remaining Brimstone resource. Working with MRDI engineers, a gold-grade enhancement of 25% was estimated.

An initial reserve evaluation prepared by the Corporation at a gold price of $275 per ounce resulted in proven and probable reserves estimated at 24.0 million tons (21.8 million tonnes) of ore grading 0.021 gold ounces per ton (0.72 grams per tonne), and containing 495,000 ounces of gold and 4.1 million ounces of silver. These reserve calculations have not been subject to independent verification; however, verification by a qualified person within the Corporation has been performed. These reserves have been estimated following the guidelines of Canadian National Instrument 43-101 under the direction of Qualified Person Warren Bates, International Exploration Manager.

OPERATING STATISTICS

Operating statistics for the Hycroft mine for the period 1995 to 1999 were as follows:

                                                                                YEARS ENDED DECEMBER 31
                                                                ------------------------------------------------------
                                                                1999        1998        1997        1996        1995
                                                                ------     -------     -------      ------     -------
Ore and waste material mined (000's of tons)...............        Nil      10,127      37,531      36,882      37,279
Strip ratio................................................        Nil        0.42        2.53         1.8         2.7
Ore processed (000's of tons)(1)...........................        Nil       7,117      10,629      13,060       9,931
Ore grade (oz. gold/ton)...................................        N/A       0.018       0.020       0.018       0.019
Ounces of gold produced....................................     40,075     112,685     117,378      89,381     101,128
Cash operating costs ($/oz. of gold)(2)....................       $277        $229        $261        $359        $333

----------

(1) Ore processed means ore placed on pads but not necessarily leached during the year.

(2) Cash operating costs is composed of all direct mining expenses including inventory changes, refining and transportation costs, less by-product silver credits.

Gold production for 1999 was significantly down from 1998. The decreased gold production was due to the suspension of mining activities at the Hycroft mine in December 1998. All 1999 gold production was from ore that had been mined and inventoried in previous years.

MINE SITE EXPLORATION

At the Hycroft mine in Nevada, nine diamond drill holes for 4,870 feet (1,485 meters) and 11 reverse-circulation drill holes for 5,540 feet (1,690 meters) were completed in the unmined southern portion of the Brimstone deposit. Seventeen of the 20 holes were twin holes, which were used to establish an upgrade factor for the remaining Brimstone resource. The upgrade program was necessary in light of the fact that historical gold production from the Brimstone deposit was 26% greater than predicted from the 1995 ore reserves.

Over 525 reverse-circulation drill holes were re-logged in the Albert and Brimstone area, a new geologic model was built, and the current assay and geologic files were audited and re-entered into a new database.

In conjunction with MRDI, a gold grade enhancement of 25% was calculated. The new gold grades will be used to establish new mining reserves at current gold prices.

There is significant potential to extend the oxide mineralization to the south, along strike, at both the Central Fault and Brimstone deposits, but the greatest upside lies in the largely unexplored sulfide mineralization below the Brimstone deposit, as well as higher grade intercepts along the Central Fault.

Current resources at Brimstone are limited to the oxide cap of an apparently large but previously unexplored gold-bearing sulfide system. Two diamond drill holes, drilled in 1996 and earlier, have intercepted mineralized sulfides averaging 0.023 ounces per ton gold and 0.5 ounces per ton silver over intervals exceeding 500 feet (153 meters) in thickness. In 1996, the Corporation also intercepted 30 feet (nine meters) of gold mineralization in drill hole 95-2728. This intercept assayed 0.155 ounces per ton gold at a true depth of 310 feet (94 meters) below surface. The hole terminated in this mineralization, so the true width of the mineralization is unknown. Vista Gold intends to investigate these targets when market conditions improve.

MINERAL RIDGE MINE

SUMMARY

On October 21, 1998, the Corporation acquired the Mineral Ridge mine through the purchase of all of the shares of Mineral Ridge Inc. from Cornucopia Resources Ltd. ("Cornucopia") in consideration for 1,562,000 Common Shares of Vista Gold with an aggregate value of $250,000 and Vista Gold having subscribed on a private placement basis for 2,777,777 common shares of Cornucopia with an aggregate value of $250,000. As part of the transaction, Mineral Ridge Inc. amended an existing loan agreement with Dresdner Bank AG ("Dresdner Bank"). The amended agreement revised the terms of repayment of the previously outstanding loan and accrued interest totaling approximately $13.5 million and provided additional loans to Mineral Ridge Inc. totaling $1.6 million which were used to pay amounts owed to other creditors of Mineral Ridge Inc. Under the terms of the revised agreement, $5.0 million of mining equipment was contributed to the project by Vista Gold. Net cash flow from the project was to be distributed on the basis of 70% to Dresdner and 30% to Vista Gold after deduction of $800,000 of management fees payable to Vista Gold and rescheduled principal payments on the additional loans used to repay other creditors. The interest rate on the loans was LIBOR plus 2% and the loans, which are not guaranteed by Vista Gold, are collateralized by the assets of Mineral Ridge Inc. and the $5 million of mining equipment contributed by Vista Gold. As part of the agreement with Dresdner, Mineral Ridge Inc. liquidated forward gold hedges to provide $3.5 million, which was used as working capital and to pay for capital improvements on the project.

Prior to the acquisition of the Mineral Ridge mine by the Corporation, the mine had been shut down since December 1997. The mining operation was restarted in late 1998 and the processing plant was commissioned and restarted in early 1999. The plant commissioning activities included a number of modifications, which were identified prior to the acquisition. In addition, a critical ore feeding arrangement, which was identified as inadequate during start-up, was replaced during the month of February 1999.

On December 10, 1999, Mineral Ridge Inc., a wholly owned subsidiary of Vista Gold, voluntarily filed for protection under the U.S. Bankruptcy Code. Gold production at the Mineral Ridge mine had failed to meet expectations. Initially, mechanical difficulties and recovery shortfalls inhibited production efforts. But as mining operations continued in the latter half of the year, the ore mined was less than that estimated in the ore reserve calculations. After reviewing the reserves with Independent Mining Consultants, Inc., an independent consultant, it was concluded that significant deficiencies in the ore reserves in the future, compared with the original ore reserve estimates, were probable. The reduced gold production and ore reserves caused by the ore deficiencies and low gold prices resulted in the mine failing to meet its required cash-flow targets under Mineral Ridge Inc.'s loan agreement with Dresdner Bank AG. Various alternatives were then considered, although none were considered to be viable, and a protective bankruptcy filing was made.

DESCRIPTION OF PROPERTY

The Mineral Ridge property is located near the town of Silver Peak, approximately 35 miles (56 kilometers) southwest of Tonopah, Nevada and covers approximately 3,130 acres (1,267 hectares). The Mineral Ridge mine is an open-pit, heap-leach mining operation owned by Mineral Ridge Inc., an indirect wholly-owned subsidiary of Vista Gold. The mine achieved mechanical completion on May 29, 1997 and poured its first gold on June 24, 1997. Operations at the Mineral Ridge mine consisted of open-pit mining, four-stage crushing, agglomeration and heap-leach extraction of gold using conventional cyanide and carbon adsorption methods. The processing facilities were designed to handle a minimum of 2,700 tons (2,449 tonnes) of ore per day over a 350 day operating year. Nine separate mineable gold deposits were defined on the property with several additional areas of inferred mineralization identified. Operations at the Mineral Ridge mine ceased in December 1999.

HISTORY

The Mineral Ridge mine was constructed by Cornucopia for a cost of approximately $17 million. The project was completed on May 17, 1997 and the first gold was poured on June 20, 1997. However, the project failed to meet commercial production loan tests and was shutdown in December 1997. Vista Gold completed an in-depth technical review and undertook a number of modifications to the facility prior to the restart of operations intended to eliminate the problems experienced by Cornucopia. The modifications included changes to the crushing and agglomeration circuits, the addition of surge capacity to the crushing plant, the employment of a coarser crusher product size and the introduction of strong leach solutions during the agglomeration process.

MINING AND PROCESSING

Vista Gold moved a portion of its mining fleet, including four 150-ton (136-tonne) trucks and a 23 cubic-yard (17.6 cubic-meter) hydraulic shovel, from the Hycroft mine to the Mineral Ridge property. The open-pit operations required the mining of approximately 4,000 tons (3,628 tonnes) of ore and 16,000 tons (14,514 tonnes) of waste rock each day. The plant, which uses four-stage crushing and heap leaching, was estimated to be able to achieve a metallurgical recovery of 75% on ore at an average grade of 0.06 ounces per ton (2.1 grams per tonne).

The mine was in production for just one month in 1998 and continued to operate until December 1999. During 1999, Mineral Ridge mined 6.4 million tons (5.8 million tonnes) of material including 1.1 million tons (1.0 tonnes) of ore. There were 5.033 tons (4.565 tonnes) of waste for every ton of ore mined. The process plant consisted of a four-stage crushing plant, which reduced the rock size to -1/4 inch (-0.6 centimeter) prior to agglomeration with cyanide solution. The agglomerated ore was then placed in approximately 25 feet (7.6 meters) lifts on a heap leach pad. Leaching was carried out using a dilute alkali cyanide solution, which was distributed over the surface of the ore through a network of pipes and drip emitters. The solution percolated down through the layers of ore preferentially leaching gold from the rock. This pregnant solution containing dissolved gold then flowed along the surface of the impervious synthetic liner of the leach pad into the pregnant solution pond. From the pond the solution was pumped through a gold recovery plant at a rate of up to 1000 gallons-per-minute (3,785 litres-per-minute). The gold recovery plant consisted of five carbon columns where activated coconut-shell charcoal (carbon) adsorbed the dissolved gold from the pregnant solution. Solution exiting the carbon plant flowed into a barren pond, pH and cyanide levels were adjusted and the solution was pumped back to the heaps for reuse. This was a closed-circuit process with zero discharge.

Periodically carbon loaded with gold was removed from the columns and the gold was stripped off into a more concentrated solution using a strong, caustic cyanide solution at elevated temperature and pressure. The stripped carbon was reconditioned and returned to the carbon column. The gold-rich strip solution was pumped through electrowinning cells and the gold in solution plated out as metal on stainless steel wool. At regular intervals the wool was removed from the electrowinning cells and the gold was washed off as sludge. The gold sludge was then filtered, dried and melted into dore bars. The dore bars were shipped off site for refining and sale. Gold from the Mineral Ridge mine was refined at Metalor USA Refining Corporation but alternate refineries were available if necessary.

ORE RESERVES

As at December 31, 1998, the Corporation estimated the proven and probable reserves to be 4 million tons (3.6 million tonnes) at a grade of 0.06 ounces per ton (2.1 grams per tonne) containing 241,000 ounces of gold. The average estimated life-of-mine cash production cost was estimated to be $226 per ounce and production was planned to be between 40,000 to 45,000 ounces in 1999. Following the shut down of mining operations in December 1999, the Corporation had no estimated ore reserves at the Mineral Ridge mine.

OPERATING STATISTICS

Start-up activities at the Mineral Ridge mine were commenced in November 1998. Operating statistics for the Mineral Ridge mine during the two months ended December 31, 1998 and the year ended December 31, 1999 are set out below.

                                                                                              TWO MONTHS ENDED
                                                                      1999                    DECEMBER 31, 1998
                                                                ----------------          ------------------------
Ore and waste material mined (000's of tons).............             6,354                          310

Strip ratio..............................................              5.03                         3.44

Ore mined (000's of tons)................................             1,054                           70

Ore processed (000's of tons)(1).........................             1,032                           39

Ore grade (oz. gold/ton).................................             0.050                        0.052

Ounces of gold produced..................................            25,393                          153

Cash operating costs ($/oz. of gold)(2)..................              $358                            -(3)

-------------------------

(1) Ore processed means ore placed on the pads but not necessarily leached during the year.

(2) Cash operating costs is composed of all direct mining expenses including inventory changes, refining and transportation costs, less by-product silver credits.

(3) The cash operating costs for the two months ended December 31, 1998 have been omitted because the mine was in the initial start-up phase and accordingly, it is not possible to accurately determine the true cash operating costs.

MINE SITE EXPLORATION

In 1999, exploration activity at the Mineral Ridge mine was limited due to depressed gold prices. However, the Corporation drilled 49 reverse-circulation drill holes. The program consisted of 9,640 feet (2,940 meters) of drilling. Mineralization was encountered at the Blue Lite zone, extending known mineralization 250 feet (76 meters) to the south. Eight of 15 drill holes cut intercepts above cut-off grades. In the Mary Pit area, 17 of 38 holes intersected mineralization above the cut-off grade. These holes were drilled around the margins of the Mary Pit to increase reserves and to extend areas of known resources within 1,000 feet (305 meters) of the current planned Mary Pit. Six holes drilled to intercept downstrike extensions of the Drinkwater mineralization were unsuccessful in locating potentially mineable mineralization.

AMAYAPAMPA AND CAPA CIRCA PROPERTIES

AMAYAPAMPA PROPERTY

SUMMARY

The Amayapampa property consists of 24 mining concessions covering 805 hectares (1,989 acres) plus an additional 6,800 hectares (16,803 acres) in regional exploration and exploitation concessions. The Corporation is in the process of refiling the concessions as required by the new mining law. The deposit is approximately 600 meters (1,970 feet) in strike length, 30 to 70 meters (98 to 230 feet) in width, and extends to over 200 meters (656 feet) in depth. Gold occurs free and associated with sulfides in a structural zone in which quartz veins were emplaced then sheared prior to introduction of sulfides and gold mineralizing solutions. Prior to the Amalgamation, CEM (as defined below under "Ownership") mined the Amayapampa deposit using primarily open-stope methods at a rate of approximately 220 tons (200 tonnes) of ore per day, and processed the ore in two mills on site. See "Ownership" and "History" below.

Approval of the permit to construct and operate, called the DECLATORIA DE IMPACTO AMBIENTAL, under Article 24 of the Environmental Law was received on May 6, 1998. This permit was based on a 3,300-tonne-per-day (3,638-ton-per-day) ore processing project, and once financing arrangements are in place, the Corporation will request a modification of the permit to allow operation at the lower production rate.

In the fall of 1999, with gold prices rising above $300 per ounce, an update and additional optimization of the feasibility study was begun. It was completed in the first quarter of 2000. Based on a gold price of $300 per ounce, the proven and probable reserves at Amayapampa were calculated by Mine Reserve Associates, Inc., an independent consultant, to be 9.3 million tonnes (10.2 million tons) grading 1.76 grams per tonne (0.051 ounces per ton) including dilution, containing 526,000 ounces of gold. Gold production during the first five years of operations will average approximately 47,400 ounces per year. The initial capital costs are estimated to be about $25 million, including contingency and necessary working capital. Average operating costs are estimated to be $7.99 per tonne ($7.25 per ton) of ore for a total cash cost of $168 per gold ounce. The Corporation is examining various development and production scenarios, and believes that a gold price of $325 per ounce will be required for construction and development to commence. At a gold price of $325 per ounce, the project is expected to generate an after-tax internal rate of return of 20%.

In February 2000, the Corporation signed an agreement with the government of Bolivia, which provides for the immediate refund of value-added taxes and customs duties that would be paid by the Corporation during the construction period. These refunds will be used to pay for certain improvements to infrastructure that are required by the project and will also benefit the inhabitants of the area. The Corporation would be entitled to a refund of these taxes and duties over time anyway, but the agreement accelerates the refund. The acceleration of these refunds will help the project's cash flows during construction. The refunds are expected to total approximately $2.0 million.

LOCATION AND ACCESS

The Amayapampa property is located 300 kilometers (186 miles) southeast of La Paz in the Chayanta Municipality, Bustillos Province, Department of Potosi, in southwestern Bolivia (Latitude: 18 DEG. 34.5"S, Longitude: 66 DEG. 22.4"W). Access is via 268 kilometers (167 miles) of paved road from La Paz to Machacamarca near Oruro, followed by 100 kilometers (62 miles) of gravel road to Lagunillas, then 14 kilometers (nine miles) of dirt road to Amayapampa. Total driving time is about six hours. Charter air service is available to Uncia, 35 kilometers (22 miles) from the project.

The Amayapampa property is situated within the moderately rugged Eastern Cordilleran region of Bolivia with elevations at the property varying from 3,750 meters to 4,100 meters (12,300 to 13,450 feet) above sea level. The area is generally arid with a defined rainy season during the summer months of November through April. There is little or no precipitation during the rest of the year.

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

(a) Altoro's exclusive right and option to acquire a 51% interest in eight mining concessions that constitute a part of the Amayapampa property (and a further option to acquire an additional 19% interest in such concessions), pursuant to an option agreement dated March 22, 1994 (the "Amayapampa Option") between Altoro and Raul Garafulic Gutierrez ("R. Garafulic") of Ave. Argentina No. 2057, Casilla 9285, La Paz, Bolivia and Compania Exploradora de Minas S.A. ("CEM", and collectively with R. Garafulic, the "Amayapampa Vendors") of Calle San Salvador 1421, Casilla 4962, La Paz, Bolivia. The Amayapampa Vendors are both parties at arm's length to Da Capo;

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

The Amayapampa Loan was secured by an assignment of all proceeds from the sale of any of 1,000,000 Da Capo common shares held by such nominee. The Amayapampa Loan was canceled on April 29, 1996 upon the sale of such Da Capo common shares and Cdn.$4,355,000 received from the proceeds of such sale on or before May 7, 1996.

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

All of Da Capo's interests in the Amayapampa property were transferred into the name of its subsidiary, Yamin, on April 11, 1996. During 1999 and subsequent to December 31, 1999 these interests were transferred by Yamin to Minera Nueva Vista.

Ms. Elizabeth Mirabel, a resident of Bolivia at arm's length to Vista Gold, holds the remaining 25% interest in the Gran Porvenir and Chayentena mining concessions, which constitute 604 hectares (1,492 acres) of the Amayapampa property. On June 28, 1996, Da Capo and Ms. Mirabel entered into a lease agreement (the "Lease") under which Ms. Mirabel granted a lease for her 25% interest in the two mining concessions in favor of Da Capo for a term of ten years commencing July 10, 1996 and renewable for an additional ten year term. During the first two years of the Lease, Da Capo will pay Ms. Mirabel $7,000 per month, and $10,000 per month for the subsequent eight years.

As a result of the Amalgamation with Da Capo, Vista Gold acquired the Amayapampa property.

A legal dispute in Bolivia, in which a Mr. Estanislao Radic brought legal proceedings in the lower penal court in Bolivia against Raul Garafulic, resulted in comments in the Bolivian press questioning the validity of the Corporation's ownership of the Amayapampa property. In May 1998, a judge in the Bolivian penal court found that there was no justifiable case. In June 1998, a judge of the Superior Court of the District of Potosi dismissed the appeal of the case and indicated that there could be no further appeals on the matter in the Bolivian penal courts. In 1999, Radic filed a lawsuit against Garafulic in civil court, but the Corporation does not anticipate that the outcome will have any impact on its title to the Amayapampa property. See "Item 3. Legal Proceedings".

HISTORY

The Amayapampa district was initially mined on a very small scale by indigenous peoples prior to the arrival of the Spanish conquistadors and small-scale mining continued during the Spanish colonial period into modern times. Prior to the Amalgamation, CEM mined the Amayapampa deposit using primarily open-stope methods at a rate of about 220 tons (200 tonnes) of ore per day and processed the ore in two mills on site. At that time, the Amayapampa mine was one of the largest producing underground gold mines in Bolivia and consisted of 32 levels of underground development. Upper level, generally oxidized ore was removed via the upper Virtus Adit (4,100 meters/13,450 feet elevation) and trucked to the Porvenir mill, while lower sulfide ore was dropped by ore passes to the 850-meter- (2,790-foot-) long Virquicocha Adit (3,970 meters/13,025 feet elevation) and taken out by electric locomotives to the Virquicocha mill. At both mills, gold was recovered via amalgam plates and gravity tables. The lower mill included a flotation circuit to upgrade the pyrite concentrate. Approximately 150 people worked at the mine and lived locally at the village of Amayapampa and at other small camps near the mine.

Since the Amalgamation, mining has ceased and the old mills removed as per an agreement with the previous owner. The Corporation kept the miners employed in exploration, development and socio-economic projects during the period when the original feasibility study was being prepared. During 1999, the workforce was inactive, but was paid a subsistence allowance to promote good will and maintain social stability in the region.

GEOLOGY

The Amayapampa property is located along the east flank of a north-south trending regional anticline near the top of the Ordovician sequence. The Amayapampa deposit underlies a north-northwest trending ridge approximately
0.5 kilometers (0.3 miles) east of the town of Amayapampa. The deposit is defined by about 48 diamond drill holes; 96 reverse-circulation drill holes; and 315 underground channel samples totaling 5,360 meters (17,585 feet) from more than 200 accessible cross-cuts in 43 different levels and sub-levels extending over a vertical distance of 208 meters (682 feet). The deposit is approximately 600 meters (1,969 feet) in strike length, 30 to 70 meters (98 to 230 feet) in width and has an overall dip of the mineralized envelope of 80 to 90 degrees west. The depth extent of continuous mineralization is in excess of 200 meters (656 feet) to about the 3,900-meter (12,795-foot) elevation, although some mineralization is present below this depth.

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

The host rocks are composed of black shales, sandstones, and siltstones, which were weakly metamorphosed to argillites, quartzites, and siltites, respectively. Bedding dips are steep at 60 to 80 degrees west, with the east limb of the anticline being overturned and thus, also dipping steeply west.

The mineralized envelope is best described as a structural zone, within which were emplaced quartz vein sets along a preferential pre-quartz-vein fracture direction and post-quartz-vein faults and shears which were probably the conduits for gold-bearing fluids.

Most faults, shears and fractures are north-northeast to north-northwest trending and steeply dipping, both east and west, at 60 to 90 degrees. Quartz veins predominantly dip east. Locally, within the zone of mineralization, are relatively flat, thrust-like faults which have offset quartz veins to a minor extent. These flat faults, commonly west-dipping at 40 to 45 degrees, are not generally mappable outside of the main structural zone, which hosts the gold mineralization. A west dipping, 45-degree fault projects into the pit on the northeast side of the deposit and was intersected by two vertical, geotechnical core holes. The base of mineralization may also be slightly offset by a similar west-dipping, 45-degree fault.

Oxidation effects are pervasive from the surface to depths of 20 to 30 meters (66 to 98 feet), with only partial oxidization below those depths. Hydrothermal alteration effects evident in fresh rock are minor, and occur as coarse sericite (muscovite) in thin (2 to 5 millimeter/0.08 to 0.20 inch) selvages along some quartz veins. In addition, chlorite is present in and adjacent to some quartz veins, but this presence may be a product of low-grade metamorphism. Alteration effects are minimal overall, except for surface oxidization.

Mineralization is composed of quartz veins and sulfides and both constitute a visual guide to ore. Quartz veins, actually pre-gold, are a locus for later gold mineralization. Quartz veins are typically a few centimeters to 0.5 meters (two feet) in width and commonly occur as sub-parallel vein sets. The strike extent can be 50 to 75 meters (164 to 246 feet) or more for any one vein or vein set, but the dip extent is not as well established and probably ranges up to 20 to 30 meters (66 to 98 feet). Multiple vein sets are present in the overall mineralized envelope and veins commonly pinch and swell along strike and down dip.

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

EXPLORATION

In 1999, no exploration was undertaken at Amayapampa.

District-scale exploration potential exists for defining styles of gold mineralization similar to Amayapampa, which could be developed as satellite ore bodies. Specific targets on the Corporation's properties include an untested surface geochemical target at Irpa Irpa, and raw exploration targets elsewhere within a 10-kilometre (six-mile) radius of Amayapampa.

UPDATED FEASIBILITY STUDY

The Corporation began updating and optimizing the feasibility study on the Amayapampa property in the fall of 1999 and completed this work during the first quarter of 2000. Based on a gold price of $300 per ounce, the proven and probable reserves at Amayapampa were calculated by Mine Reserve Associates, Inc., an independent consultant, to be 9.3 million tonnes (10.2 million tons) grading 1.76 grams per tonne (0.051 ounces per ton) including dilution, containing 526,000 ounces of gold. Within this reserve, an optimized plan at a gold price of $325 per ounce will generate an after-tax internal rate of return of 20%. The optimized study includes the same flow sheet consisting of a gravity and carbon-in-leach circuit with a projected metallurgical recovery of 84% and operating at a rate of 2,330 tonnes (2,563 tons) of ore per day.

Gold production the first five years of operations will average approximately 47,400 ounces per year. The initial capital costs are estimated to be about $25 million, including contingency and necessary working capital. Average operating costs are estimated to be $7.99 per tonne ($7.25 per ton) of ore for a total cash cost of $168 per gold ounce.

The Corporation is investigating means of obtaining financing in order to move the project into design and construction. Approval of the permit to construct and operate, called the DECLATORIA DE IMPACTO AMBIENTAL, under
Article 24 of the Environmental Law was received on May 6, 1998. This permit was based on a 3,300-tonne- (3,638-ton-) per-day ore processing project, and once financing arrangements are in place, the corporation will request a modification of the permit to allow operation at the lower production rate.

CAPA CIRCA PROPERTY

SUMMARY

The Capa Circa property, which was owned by the Corporation's wholly-owned subsidiary Yamin, consists of four partly overlapping mining concessions covering 117 hectares (289 acres). Until the Amalgamation became effective, the Capa Circa property was mined primarily by open-stoping methods at a rate of approximately 20 tonnes (22 tons) per day. Mineralization on the Capa Circa property is similar to that of the Amayapampa deposit, but consists of discrete veins within a mineralized zone approximately 150 meters (490 feet) wide that can be traced for about 600 meters (1,970 feet) along strike.

In 1998, the Corporation completed a development plan to reopen the Capa Circa underground mine approximately ten kilometers (six miles) from the Amayapampa site and supply ore to a processing plant which would be built at Amayapampa to treat ores from both properties. The Corporation also began optimizing the feasibility study on the Amayapampa property in late 1998 and completed this work during the first quarter of 1999. Financing efforts were initiated but were put on hold in June due to gold prices were consistently below $300 per ounce. Further studies, however, showed that mineralization is limited to narrow veins more suited for small-scale underground mining, and the decision was made to sell Capa Circa to a miners' cooperative. The sale was completed, and on February 7, 2000, the Corporation sold Yamin to the miner's cooperative. No significant gain or loss was realized on the transaction.

LOCATION AND ACCESS

The four overlapping mining concessions that constitute the Capa Circa property cover a total area of 117 hectares (289 acres). The Corporation was in the process of refiling the concessions to conform to provisions of the new mining law.

The Capa Circa property is located 300 kilometers (186 miles) southeast of La Paz in Bustillo Province, Department of Potosi, in south-central Bolivia (Latitude: 18 DEG. 34.5" S; Longitude: 66 DEG. 22.4" W). The Capa Circa property is accessible via gravel road from Oruro to Llallagua/Uncia (110 kilometers/68 miles or approximately 2 1/2 hours) and a dirt road southeast from Uncia to the villages of Lagunillas and Chuqui Uta (approximately 1/2 hour). A short two kilometer (1.2 mile) spur road leads east to the Capa Circa property from a point approximately seven kilometers (4.3 miles) south of Lagunillas. A local power line runs along the east side of the Capa Circa property and supplies power to the present Capa Circa mine.

The property is situated within the moderately rugged Eastern Cordilleran region of Bolivia with elevations varying from 3,750 to 4,100 meters (12,300 to 13,450 feet) above sea level. The area is arid with rain falling minimally as thundershowers during the summer months of January to March. Occasional snow is reported during the drier winter months of May to August.


EXPLORATION PROPERTIES

UNITED STATES

The only exploration performed by the Corporation in the United States was at the Hycroft and Mineral Ridge mines. See "Item 2. Properties - Hycroft Mine
- Mine Site Exploration" and "Item 2. Properties - Mineral Ridge Mine - Mine Site Exploration".

BOLIVIA

The Corporation's Bolivian properties include the Amayapampa, Copacabana and Irpa Irpa gold properties. The Amayapampa property is discussed above. See "Item 2. Properties - Amayapampa and Capa Circa Properties - Amayapampa Property".

COPACABANA PROPERTY

This project located in south-central Bolivia shows a similarity to the Amayapampa property. An initial geochemical survey indicated the possibility of a large deposit. The survey showed a 150-meter (500-foot) by 600-meter- (2,000-foot) long soil geochemical anomaly.

After an initial mapping program was completed, a reverse-circulation drill program was conducted. Of the seven holes completed, six had gold intercepts of interest. The drilling indicated that the possibility of both bulk tonnage and high-grade vein mineralization exists on this property. The best results from drill hole RC3 had 14.0 grams per tonne (0.41 ounces per ton) over 12 meters (39 feet).

A trenching and mapping program is planned for this property, followed by further diamond and reverse-circulation drilling programs. This project is an excellent early-stage exploration target with the potential to be another Amayapampa-type deposit.

The Copacabana project was explored with diamond drilling and trenching in 1997. The drilling and trenching were performed along a 700-meter
(2,297-foot) strike length of mineralized Ordovician shales. Wide zones of anomalous gold values were intersected in core drilling and trenching, and the property requires more exploration to define its potential. No exploration was performed in 1999.

IRPA IRPA PROPERTY

The Irpa Irpa property is situated 4.8 kilometers (three miles) south of Capa Circa, with similarities to Amayapampa.

ECUADOR

Vista Gold currently owns 26% of Zamora. Compania Minera Gribipe S.A. ("Gribipe"), an Ecuadorian mineral exploration company controls and currently owns 58.2% of Zamora. Gribipe is one of the largest mineral exploration companies in Ecuador and has been involved in a number of important exploration projects in Ecuador. Gribipe completed studies to determine the feasibility of a limited mining and processing operation at the Campanillas mine. At Campanillas, Zamora exercised an option to purchase a modern 150-tonne (165-ton) per day cyanide mill and commenced start-up activities at the facility in January of 1999. A new floatation circuit was installed in September of 1999 to improve metallurgical recovery and different adjustments have been made to the flotation plant in order to optimize the yield. During 1999, approximately 2,000 ounces of gold were produced at the Campanillas mill.

Underground exploration continued inside the mine and in the surrounding area. Two new mineralized structures were found. The first structure, located towards the southeast of the mine (El Nino) area, was detected with the development of exploration cross cuts. As at November 24, 1999, 12 meters (39 feet) have been intersected with an average grade of 6.76 grams per tonne (0.20 ounces per ton) of gold without having yet reached the end of the structure.

The second structure was detected on the surface of the northern part of the mine with trenching development. Twenty-five meters (82 feet) of mineralized intrusive rock were intercepted, including five meters (16 feet) at 7.3 grams per tonne (0.21 ounces per ton) of gold and eight meters (26 feet) at 4.5 grams per tonne (0.14 ounces per ton). Zamora expects to increase the ore reserves considerably with more activity in those areas.

Zamora continued to work on its longer-range exploration program to evaluate the extensive mineral concessions it controls in the Nambija area of southern Ecuador. The two principal areas are the 75% owned Nambija 1 concession and the 96% owned Mina Real concession. Earlier work carried out by Zamora at Mina Real indicates the possibility of a gold resource and porphyry copper targets within the concession area. Most of the fieldwork in the Mina Real concession was confined to the Breccia area. Three adits and five drill holes were driven into the Breccia prospect. The portion of the altered zone containing gold values of over 0.5 grams per tonne (0.02 ounces per ton), is north-striking, steeply dipping, and approximately 50 meters (164 feet) wide. Although the strike length of the gold-anomalous mineralization has not been determined, it is expected to be at least 300 meters (984 feet) long. A higher-grade section with gold grades in the 1.0 to 8.0 grams per tonne (0.03 to 0.23 ounces per ton) range occurs within this gold-anomalous envelope, indicating the potential for a gold resource at this target.

One other style of mineralization found in the Mina Real concession is porphyry copper stockwork mineralization. To date, two large areas, David and Southwest, and one small area, Tumi, of stockwork mineralization have been found. They represent large aerial extents of quartz-pyrite-chalcopyrite stockwork mineralization and associated hydrothermal alteration up to two miles (three kilometers) in size. During road building and trenching in Tumi, an exposure measuring 20 by 40 meters (66 by 131 feet) was discovered with gold mineralization. This zone appears to have been a small, but very high-grade, pocket of hypogene enrichment.

CANADA

The Corporation holds interests in two properties in Canada, which continue to be explored by joint venture partners. They are the Manville project in Ontario and the Isle project in Manitoba. Falconbridge Limited performed initial drill testing on the Manville project and Phelps Dodge Corp. performed initial drill testing on the Isle project.

1999 EXPLORATION EXPENDITURES

In the last two completed financial years, the Corporation incurred expenditures of the following approximate dollar amounts on exploration:

                        DESCRIPTION                                     1999                     1998
                        -----------                                     ----                     ----
                                                                                (In millions)
Mineral exploration, property evaluation and holding cost               $2.0                     $2.3
Hycroft (mine-site)                                                      0.6                        -
Mineral Ridge                                                            0.2                      0.1
Exploration of Venezuelan properties                                       -                      0.2
                                                                        ----                     ----
Totals                                                                  $2.8                     $2.6
                                                                        ====                     ====


2000 EXPLORATION PLAN

The 2000 exploration program will be limited by the amount of funds that the Corporation can obtain and make available for this purpose, which in turn will be a function of gold price and market conditions.

The Corporation's exploration focus in 2000 will be at the Hycroft mine. At Hycroft, the Corporation will expend approximately $0.3 million to finalize the upgrade to the current oxide reserves at the Brimstone deposit. The program may involve additional drilling.

ITEM 3.   LEGAL PROCEEDINGS.

Except as described below, the Corporation is not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which is, or would be, likely to have a material adverse effect upon the Corporation or its operations, taken as a whole.

On December 10, 1999, Mineral Ridge Inc., a wholly owned subsidiary of Vista Gold, voluntarily filed for protection under the U.S. Bankruptcy Code. See "Item 2. Properties - Mineral Ridge Mine".

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, by Vista Gold during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

PRICE RANGE OF COMMON SHARES

The Common Shares of Vista Gold are listed on the American Stock Exchange and The Toronto Stock Exchange under the symbol VGZ. The following table sets out the reported high and low sale prices on the American Stock Exchange and on The Toronto Stock Exchange for the periods indicated as reported by the exchanges:

                                                     AMERICAN STOCK EXCHANGE          THE TORONTO STOCK EXCHANGE
                                                   --------------------------         --------------------------
                                                    HIGH                LOW              HIGH            LOW
                                                   -------             ------          ---------      ---------
1998    1st quarter........................        $ 0.31              $ 0.19          Cdn$ 0.43      Cdn$ 0.27
        2nd quarter........................          0.31                0.14               0.41           0.22
        3rd quarter.........................         0.22                0.13               0.29           0.18
        4th quarter.........................         0.22                0.13               0.34           0.20

1999    1st quarter........................          0.19                0.13               0.25           0.20
        2nd quarter........................          0.22                0.13               0.28           0.21
        3rd quarter.........................         0.22                0.13               0.25           0.18
        4th quarter.........................         0.22                0.09               0.30           0.13


On March 20, 2000, the last reported sale price of the Common Shares of Vista Gold on the American Stock Exchange was $0.125 and on The Toronto Stock Exchange was Cdn$0.17. As at March 20, 2000, there were 90,715,040 Common Shares issued and outstanding, and Vista Gold had 901 shareholders of record.

DIVIDENDS

Vista Gold has never paid dividends. While any future dividends will be determined by the directors of Vista Gold after consideration of the earnings and financial condition of Vista Gold and other relevant factors, it is currently expected that available cash resources will be utilized in connection with the ongoing exploration and development programs of the Corporation.

EXCHANGE CONTROLS

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of Vista Gold, other than a Canadian withholding tax. See "Item 5. Certain Canadian Income Tax Considerations for Non-Residents of Canada".

CERTAIN CANADIAN INCOME TAX CONSIDERATIONS FOR NON-RESIDENTS OF CANADA

Canadian withholding tax at a rate of 25% (subject to reduction under the provisions of any relevant tax treaty) will be payable on dividends paid to a holder of Common Shares who is not resident in Canada. The rate of withholding tax applicable to dividends paid on the Common Shares to a resident of the United States who beneficially holds such Common Shares would generally be reduced to 15% or, if the non-resident holder is a corporation that owns at least 10% of the Common Shares, to 5%. It is the Canada Customs and Revenue Agency's present published policy that entities (including certain limited liability companies) that are treated as being fiscally transparent for United States federal income tax purposes will not qualify as residents of the United
States under the provisions of the Canada-United States Income Tax Convention.

Upon a disposition or deemed disposition of Common Shares, a capital gain (or loss) will generally be realized by a non-resident holder to the extent that the proceeds of disposition are greater (or less) than the aggregate of the adjusted cost base of the Common Shares to the non-resident holder thereof immediately before the disposition and any reasonable costs of disposition. Capital gains realized on a disposition of Common Shares by a non-resident shareholder will not be subject to Canadian tax unless the non-resident holder and/or persons with whom the non-resident holder did not deal at arm's length, at any time within the five-year period before the disposition, owned or had an option to acquire 25% or more of the issued Common Shares of any class or series of Common Shares of Vista Gold. Under the Canada-United States Income Tax Convention, a resident of the United States who does not carry on a business from a permanent establishment or fixed base in Canada and who realizes a capital gain on the disposition of Common Shares that is otherwise subject to tax in Canada, will be exempt from Canadian income tax. It is the Canada Customs and Revenue Agency's present published policy that entities (including certain limited liability companies) that are treated as being fiscally transparent for United States federal income tax purposes will not qualify as residents of the United States under the provisions of the Canada-United States Income Tax Convention.

ITEM 6.   SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA

The selected financial data in Table I have been derived from the consolidated financial statements of the Corporation, which have been prepared in accordance with accounting principles generally accepted in Canada. The selected financial data should be read in conjunction with those financial statements and the notes thereto. See "Item 8. Consolidated Financial Statements and Supplementary Data".

TABLE I

                                                                        YEARS ENDED DECEMBER 31
                                                      -------------------------------------------------------------
                                                       1999            1998          1997         1996         1995
                                                       ----            ----          ----         ----         ----
                                                                 (In thousands, except per share data)
RESULTS OF OPERATIONS
Gold sales                                           $ 19,496        $37,083       $ 40,123     $ 34,847      $39,659
Net earnings (loss) before write-downs                (11,481)        (1,640)        (5,292)     (11,826)       2,159
Net earnings (loss)                                   (27,700)        (1,640)       (54,019)     (11,826)       2,159
Net earnings (loss) per share before                    (0.13)         (0.02)         (0.06)       (0.21)        0.05
  write-downs
Net earnings (loss) per share                           (0.31)         (0.02)         (0.61)       (0.21)        0.05

                                                                            AT DECEMBER 31
                                                     --------------------------------------------------------------
                                                     1999            1998          1997          1996          1995
                                                     ----            ----          ----          ----          ----
                                                                            (In thousands)
FINANCIAL POSITION
Working capital(1)                                  $ 2,972        $10,282         $  (237)    $ 18,702      $21,672
Total assets                                         33,429         80,878          79,028      123,316       64,285
Long-term debt and other                              5,229         19,629           4,568        3,929        3,409
    non-current liabilities
Shareholders' equity                                 25,889         53,530          55,075      109,173       54,637

-----------------------

(1)  Including current portion of long-term debt of $481 - 1999; $2,372
     - 1998; and $13,000 - 1997.

Had the consolidated financial statements of the Corporation been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would have been reported as shown in Table II.

TABLE II

                                                                        YEARS ENDED DECEMBER 31
                                                     -------------------------------------------------------------
                                                     1999           1998          1997          1996         1995
                                                     ----           ----          ----          ----         ----
                                                                 (In thousands, except per share data)
RESULTS OF OPERATIONS
Net earnings (loss)                               $(13,695)       $ 1,693       $(71,643)     $(35,187)     $  (708)
Basic and diluted earnings (loss)                    (0.15)          0.02          (0.80)        (0.62)       (0.02)

                                                     1998           1998          1997          1996         1995
                                                     ----           ----          ----          ----         ----
                                                                             (In thousands)
FINANCIAL POSITION
Total assets                                       $ 33,086       $66,551       $ 61,500      $123,316      $87,504
Shareholders' equity                                 25,546        39,203         37,546       109,172       77,855

See note 12 to the consolidated financial statements for the year ended December 31, 1999 under "Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements".

UNITED STATES$/CANADIAN$ EXCHANGE RATES(1)(3)

                                                                            AT DECEMBER 31
                                                    --------------------------------------------------------------
                                                    1999          1998           1997          1996           1995
                                                    ----          ----           ----          ----           ----
As at December 31                                  $0.6925       $0.6504      $0.6999        $0.7301        $0.7325
Average(2)                                          0.6730        0.6740       0.7220         0.7331         0.7283
High                                                0.6925        0.7105       0.7487         0.7515         0.7529
Low                                                 0.6535        0.6341       0.6945         0.7215         0.7025

-------------------------------

(1) Exchange rates are expressed as the amount of United States funds equivalent to one Canadian dollar, being the noon buying rates in New York City for cable transfers in Canadian dollars, as certified for customs purposes by the Federal Reserve Bank of New York.

(2) The yearly average rate means the average of the exchange rates on the last day of each month during a year.

(3) On March 20, 2000, the noon buying rate as quoted by the Federal Reserve Bank of New York was $1.4703 (Cdn.$1.00 equals U.S.$0.6801).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

This discussion should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 1999 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Differences from United States GAAP are described in note 13 to the consolidated financial statements.

During 1999, 1998 and 1997, the Corporation's primary mining operation and principal source of earnings was the Hycroft mine (formerly known as the Crofoot/Lewis mine) in Nevada, which began gold production in 1987. In December 1998, mining activities were suspended at the Hycroft mine. Gold processing and recovery continued from previously mined and inventoried ore in 1999 and is expected to continue in 2000, with gold production for 2000 estimated to be in excess of 12,000 ounces.

On December 10, 1999, Mineral Ridge Inc., a wholly-owned subsidiary of the Corporation, voluntarily filed for protection under the U.S. Bankruptcy Code after the Mineral Ridge mine failed to meet minimum cash flow levels required under Mineral Ridge Inc.'s loan with Dresdner Bank due to ore reserve deficiencies and low gold prices. See "Item 2. Properties - Mineral Ridge Mine". The loan was not guaranteed by, and the lender has no recourse to, the Corporation.

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

The 1999 net loss was $27.7 million as compared to the 1998 net loss of $1.6 million. The 1999 net loss included a $16.2 million write-down of mineral properties. There was no similar write-down in 1998. The 1998 net loss included a one-time gain on the liquidation of gold futures of $3.2 million and a $0.8 million gain from the disposal of assets, while there were no similar gains in 1999. Excluding the write-down of mineral properties and the gains from the liquidation of gold futures and disposal of assets, the 1999 net loss of $11.4 million increased $5.8 million from the 1998 loss of $5.6 million. The

$5.8 million increase in net losses in 1999 was due to substantially lower gold revenues partially offset by lower operating costs, both of which reflect the Corporation's lower gold production and operating levels in 1999 as compared to 1998.

The Corporation's average gross realized price continued to decline in 1999 reflecting the lower average spot price of gold for 1999. Gold sales of $19.5 million in 1999 decreased $17.6 million, or 48%, from $37.1 million in 1998. The decrease in gold sales was primarily because of lower gold production combined with the lower average gold prices realized by the Corporation.

                                                              1999          1998
                                                              ----          ----
     Average gross realized price                            $   298      $    329

     Average spot price                                      $   279      $    294

     Gold sales (000s)                                       $19,496      $ 37,083

     Gold production (ounces)                                 65,468       112,838

Gold production decreased 47,370 ounces from 112,838 in 1998 to 65,468 ounces in 1999. The decrease in gold production was attributable to the suspension of mining activities at the Hycroft mine in 1998, which was partially offset by the start up of mining activities at the Mineral Ridge mine in 1999. Gold production from the two mines was as follows.

                                                               1999          1998
                                                               ----          ----
                                                                   (Ounces)
     Hycroft mine                                             40,075       112,685

     Mineral Ridge mine                                       25,393           153
                                                             -------    ----------
         Total gold production                                65,468       112,838

There was no ore mined at the Hycroft mine in 1999. All gold production from the Hycroft mine was from previously mined and inventoried ore. At the Mineral Ridge mine, 1.1 million tons of ore were mined in 1999, as compared to 0.1 million tons of ore in 1998. The average grade of the ore mined in 1999 was 0.05 ounces of gold per ton. During the initial mining and processing start up activities at Mineral Ridge, various mechanical problems were encountered. These problems, primarily in the crushing plant, inhibited the mine's ability to place ore onto the heaps for leaching and gold extraction. As the mine continued to operate in 1999, the mechanical problems were addressed and crusher production improved in the third quarter of 1999 to an average of 100,000 tons per month, which was in line with Corporation's projections. However, the mine then began to experience ore deficiencies during mining operations, as compared to original ore reserve estimates, and gold production failed to meet expectations.

Operating costs from mining operations decreased $6.4 million from $27.0 million in 1998 to $20.6 million in 1999. Mining, processing and other costs accounted for $5.2 million, $1.1 million and $0.1 million of the decrease in operating costs, respectfully. The decrease was primarily due to the elimination of mining activities at the Hycroft mine, which was partially offset by the commencement of mining activities at the Mineral Ridge mine.

Operating costs at the two mines were as follows.

                                               1999         1998
                                               ----         ----
                                                 (In thousands)

          Hycroft mine                       $11,307      $26,257

          Mineral Ridge mine                   9,271          752
                                             -------      -------

              Total operating costs          $20,578      $27,009

The cash operating cost per ounce at the two mines was as follows.

                                              1999         1998
                                              ----         ----
                                                 (Per Ounce)

          Hycroft mine                        $277         $229

          Mineral Ridge mine                   358            - (1)
                                              ----         ----

              Total operating costs           $309         $235

(1) The cash operating costs at the Mineral Ridge mine for the two months ended December 31, 1998 have been omitted because the mine was in the initial start-up phase and accordingly, it is not possible to accurately determine the true cash operating costs.

Mining costs in 1999 decreased $5.2 million as a result of mining fewer tons at a lower average cost per ton. Total tons mined, including waste tons, decreased to 6.4 million tons in 1999 from 10.4 million tons in 1998. The average cost per ton mined decreased to $0.70 in 1999, as compared to $0.80 in 1998. In 1998, inefficiencies associated with the reduction in mining activities at the Hycroft mine resulted in a higher average mining cost per ton. In 1999, there was no mining at the Hycroft mine and all mining activities occurred at the Mineral Ridge mine.

Processing costs, including changes in inventory, decreased $1.1 million in 1999 as a result of treating fewer tons of ore as compared to 1998. Ore tons processed decreased to 1.0 million tons in 1999 from 7.2 million tons in 1998. At the Hycroft mine, while no additional ore was placed on the heaps in 1999, processing activities still continued throughout the year as previously mined and inventoried ore was treated for gold extraction. Processing activities at the Mineral Ridge mine included placing and treating 1.0 million tons of ore in 1999.

Other operating costs including mine administration, refining and freight costs, and silver credits decreased $0.1 million in 1999. Excluding silver credits, other operating costs decreased $0.5 million reflecting the efficiencies of combining the administrative functions of the two mines and the Corporation's efforts to minimize costs. However, lower silver production and sales offset $0.4 million of the $0.5 million decrease.

Depreciation, depletion and amortization ("DD&A") in 1999 of $4.4 million decreased $1.9 million from $6.3 million in 1998. At the Hycroft mine, DD&A decreased $3.8 million and was directly related to the suspension of mining activities in 1998. DD&A at the Mineral Ridge mine increased $1.9 million reflecting the start up of mining activities in 1999.

The provision for reclamation and closure costs of $0.2 million in 1999 decreased dramatically from $2.4 million in 1998. In 1998, the higher provision compensated for the revised Hycroft mine plan, which called for the reduction and subsequent suspension of mining activities in December 1998. In 1999, the provision of $0.2 million was solely from the Mineral Ridge mine.

Operating lease costs in 1999 decreased to $44,000 as compared to $1.1 million in 1998. During 1998, the leases on several large pieces of mobile mining equipment terminated and the equipment was purchased at the end of the leases. During 1999, the Corporation did not have any major equipment leases.

Mineral exploration, property evaluation and holding costs were $2.8 million in 1999 as compared to $2.6 million in 1998. The 1999 costs included $1.7 million in holding costs for the Corporation's Bolivian properties as compared to $2.0 million in 1998. The Corporation incurred these holding costs while maintaining and protecting its property interests in Bolivia. Also included in the 1999 costs were $0.6 million for exploration and evaluation work at the Hycroft mine, $0.2 million for exploration at the Mineral Ridge mine, and $0.3 million of other exploration and evaluation expenditures.

At the Hycroft mine, gold production from the Brimstone deposit consistently exceeded the Corporation's projections. As a result, the Corporation conducted preliminary studies in 1999 to determine the source and quantity of the excess gold production. The studies indicated that during the period of 1996 through 1998, gold production from the north end of the Brimstone deposit exceeded planned production by 47,090 ounces, or 26%. The excess gold production was a result of mining 13% more ore tons at a 12% higher average grade than predicted in the exploration reserve model. The Brimstone deposit was not completely mined when mining activities were suspended in December 1998 and the Corporation is investigating the possibility of restarting mining operations at the Hycroft mine.

Corporate administration and investor relations decreased $0.3 million in 1999 to $1.2 million as the Corporation continued to reduce its overhead and administrative costs.

Interest expense in 1999 was $1.1 million as compared to $0.7 million in 1998, reflecting the Corporation's higher average debt balance during the year. The increase in the average debt balance was directly related to the additional debt of Mineral Ridge Inc.

In 1998, the gain on the disposal of assets was $0.8 million and primarily consisted of the sales of surplus mining equipment from the Hycroft mine and the sale of the Corporation's non-producing Tartan mine in Canada. There was no similar gain or loss from the disposal of assets in 1999.

Management regularly reviews the carrying values of its long-lived assets and investments. These evaluations indicated that the carrying values of certain properties and investments were overstated and, accordingly, were written down. Based upon management's evaluation, $16.2 million was written down in 1999, including Bolivian mineral properties - $13.2 million; Mineral Ridge mine net assets - $2.9 million; and Zamora accounts receivable - $0.1 million. Additionally, the Corporation wrote off its remaining investment of $0.6 million in Zamora, reflecting its decreased levels of ownership and control. There were no similar write-downs in 1998.

Income tax expense in 1999 was nil as compared to $0.2 million in 1998. The 1998 income tax expense was primarily the result of U.S. alternative minimum taxes, which limited the Corporation's ability to utilize existing loss carry forwards.

1998 COMPARED WITH 1997

The net loss for 1998 was $1.6 million compared to a net loss of $54.0 million in 1997. The 1998 net loss included gains of $0.8 million from the disposal of assets, while the 1997 net loss included gains of $1.0 million from the disposal of assets. The 1998 net loss also included a one-time gain on the liquidation of gold futures of $3.2 million, while there was no similar gain in 1997. The 1997 net loss included a $48.7 million write down of mineral properties and investments. There were no similar write-downs in 1998. Excluding gains from the liquidation of gold futures and the disposal of assets, and write-downs of mineral properties and investments, the 1998 net loss of $5.6 was slightly less than the 1997 loss of $6.3 million.

Average gross realized prices declined in 1998 as the gold spot price continued to drop. Gold revenues of $37.1 million in 1998 decreased $3.0 million, or 8% from 1997, primarily because of the lower average gross realized price combined with a decrease in gold production.

                                                  1998          1997
                                                  ----          ----

          Gold (ounces)                         112,838       117,378

          Average gross realized price             $329          $342

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

Lower average cash balances led to lower interest income for the year. Interest income in 1998 was $0.1 million as compared to $0.2 million in 1997. Total revenues of $40.4 million were unchanged from 1997.

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

Depreciation, depletion and amortization in 1998 of $6.3 million was relatively unchanged from 1997. However, the provision for reclamation and closure costs of $2.4 million in 1998 increased dramatically from $0.8 million in 1997. The increase compensated for the new Hycroft mine plan, which called for the reduction and subsequent suspension of mining activities in 1998. The new mine plan optimized the mine's ore reserve in light of reduced gold prices and concentrated on lower production cost ounces. Amortization and accrual rates increased because of the reduction in total tons and ounces called for in the new mine plan.

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

Income tax expense increased $0.1 million in 1998 to $0.2 million, primarily as a result of U.S. alternative minimum taxes, which limit the Corporation's ability to utilize existing loss carry forwards.

Management regularly reviews the carrying values of its long-lived assets and investments. In 1997, the carrying values of certain properties and investments were written down by $48.7 million. No similar write-down was required in 1998.

YEAR 2000

As the year 2000 approached, there were uncertainties concerning whether computer systems would properly recognize date-sensitive information when the year changed to 2000. Systems that did not properly recognize such information could have generated erroneous data or failed.

The Corporation's computer systems and software were configured to accommodate dates beyond the year 2000 prior to the year changing to 2000. The year 2000 did not pose any major operational problems for the Corporation's computer systems. The Corporation's computer systems are functioning properly and the Corporation has not experienced any internal difficulties due to the year 2000 issue, nor has it experienced any difficulties due to a third party's inability to adequately address year 2000 issues. There were no material effects on the Corporation's financial results as a result of year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's consolidated cash balance at December 31, 1999 was $2.3 million, a decrease of $2.5 million from the end of the previous year. During 1999, operating activities consumed $1.8 million, investing activities consumed $1.7 million, and financing activities generated $1.0 million for a net decrease to cash of $2.5 million.

Operating activities consumed $1.8 million in 1999 and were as follows.

                                                  1999
                                                  ----
                                            (In thousands)

          Hycroft mine                         $ 4,449

          Mineral Ridge mine                    (2,596)

          Bolivian properties                   (1,968)

          Corporate activities                  (1,632)
                                               -------
              Net operating costs              $(1,747)

The Hycroft mine generated $4.5 million of cash from operating activities, net of $1.6 million in reclamation and closure costs. Before reclamation and closure costs, the mine generated $6.1 million of cash. Mining activities at the Hycroft mine were suspended in December 1998. In 1999, the mine continued to produce gold from previously mined and inventoried ore without the burden of mining costs and with the benefit of reduced operating levels. As a result, the mine produced 40,075 ounces of gold at a cash cost of $277 per ounce. However, excluding changes in inventory, the true cash operating cost was $146 per ounce.

The Mineral Ridge mine encountered various mechanical difficulties as well as ore shortfalls during 1999 and, although operating costs were at or below plan, gold production was well below plan. As a result, the operating cash flow at the mine was seriously impaired and $2.6 million of cash was consumed.

Bolivian and corporate activities required $2.0 million and $1.6 million in cash, respectively. During 1999, the Corporation held and maintained its Bolivian properties, and at the same time steps were undertaken to minimize future property holding costs. Past efforts to reduce the cash required for corporate activities have continued to be effective and the Corporation will investigate other alternatives to reduce its corporate overhead.

Investing activities consumed $1.7 million in 1999 and primarily consisted of capital expenditures at the Mineral Ridge mine. At the Mineral Ridge mine, capital expenditures in 1999 included $1.4 million for the leach pad expansion and $0.2 million for the replacement of a critical ore-feeding component in the crushing plant. At the Hycroft mine, $0.2 million was spent on two processing modifications designed to improve recoveries from the remaining gold inventory. Partially offsetting the capital expenditures were $0.1 million in proceeds from the disposal of assets.

In 1999, financing activities generated $1.0 million. During the year, the Corporation borrowed $1.5 million and repaid $0.3 million under the terms of a $1.5 million term loan, which was collateralized by certain mobile assets of the Hycroft mine. At the Mineral Ridge mine, the net repayment under the terms of its loans was $0.2 million.

RECLAMATION AND ENVIRONMENTAL COSTS

Management estimates the reclamation and closure costs for the Corporation's Hycroft mine to be $4.4 million. These costs are charged to earnings over the life of the mine and the provision to date is $4.4 million. In April 1995, the Nevada Bureau of Land Management ("BLM") approved an amended Hycroft mine reclamation plan that included the Brimstone deposit, and an uncollateralized surety bond in the amount of $5.1 million was posted to secure reclamation obligations under the plan.

REGULATORY COMPLIANCE AND OTHER MATTERS

During 1999, there were no material environmental incidents or non-compliance with any applicable environmental regulations.

GOING CONCERN

The Corporation's consolidated cash balance was $2.3 million as of December 31, 1999. Management estimates consolidated total cash expenditures of $2.0 million for 2000. If the current depressed market for gold prices continues into 2000, it may be necessary for the Corporation to modify its 2000 budget to achieve further reductions in operating and general and administrative expenses. The Corporation may require additional funding to maintain its properties in good standing and continue its operations throughout the next fiscal year.

The Corporation relies on the Hycroft mine as its only current source of operating cash flows. Mining activities at Hycroft were suspended in 1998. During 1999, Hycroft produced gold from previously mined and inventoried ore on the leach pads, a process that will continue through 2000. However, Hycroft's remaining gold inventory is decreasing and, therefore, gold production will continue to decrease throughout the year 2000. The Corporation is also researching the economic feasibility of restarting the Hycroft mine and developing the Amayapampa project. The Corporation's ability to restart the Hycroft mine and develop the Amayapampa project is dependent upon its ability to raise additional capital.

The Corporation's ability to continue as a going concern is dependent upon obtaining additional capital. Management is actively pursuing additional sources of capital, including debt financing, the issuance of equity, mergers with other companies, and the sale of property interests. In the event that management is unable to obtain additional capital, there is substantial doubt about the ability of the Corporation to continue as a going concern.

OUTLOOK

Average gold prices continued to decline in 1999. And while there has been some recent price improvement, the Corporation is making its plans on the assumption that low gold prices will persist in 2000.

At the Hycroft mine, gold processing and recovery continued from inventoried ore in 1999 and is expected to continue in the year 2000, with gold production for 2000 estimated to be in excess of 12,000 ounces. During 1999, Hycroft mine gold production consistently exceeded expectations and as a result, the Corporation conducted a $0.6 million exploration program to determine the extent of the remaining Brimstone gold resource. The Corporation received advice during the reserve re-estimation process from Mineral Resources Development, Inc. ("MRDI"), an independent consultant that was retained to endorse the recalculated mineable reserves. The studies indicated that during the period of 1996 through 1998, gold production from the north end of the Brimstone deposit exceeded planned production by 47,090 ounces, or 26%. The excess gold production was a result of mining 13% more ore tons at a 12% higher average grade than predicted in the exploration reserve model. The results of the program to date indicate that a mineable reserve in the Brimstone orebody could be established.

The Brimstone orebody was not completely mined out when mining activities were suspended in December 1998. A positive result from the program could reestablish a mineable reserve in the unmined portion of the Brimstone deposit and allow the Hycroft mine to resume mining operations and gold production. Currently, the Corporation plans to maintain the plant and facilities on a standby basis until production can be restarted. In the short-term, the Corporation will continue reclamation activities in areas that would not be affected by future operations.

In Bolivia, the Corporation recently completed a feasibility study on the Amayapampa project. Based on a gold price of $300 per ounce, the proven and probable reserves at Amayapampa are calculated to be 9.3 million tonnes (10.2 million tons) grading 1.76 grams per tonne (0.051 ounces per ton) including dilution, containing 526,000 ounces of gold. Within this reserve, an optimized plan at a gold price of $325 per ounce will generate an after-tax internal rate of return of 20%. The initial capital costs are estimated to be $25.0 million, including working capital and a 20% contingency. The Corporation has been in discussions with various lenders regarding the debt financing component for the project and is exploring alternatives to complete the total financing package.

Management is attempting to further reduce its corporate overhead costs and minimize discretionary expenditures in an effort to preserve capital. The Corporation believes that its current cash on hand is sufficient to continue producing gold from previously mined and inventoried ore at the Hycroft mine. However, the Corporation will have to raise additional funds from external sources in order to restart mining activities at the Hycroft mine or begin construction and development activities at the Amayapampa project in Bolivia. Accordingly, the Corporation is actively investigating various alternatives, including debt financing, the issuance of equity, mergers with other companies, and the sale of property interests. During 2000, the Corporation's activities will focus on the advancement of its two development projects and the preservation of its working capital resources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

COMMODITY PRICE RISK

The Corporation is engaged in gold mining and related activities, including exploration, extraction, processing, and refining and reclamation. Gold bullion is the Corporation's principal product. Changes in the price of gold could affect the Corporation's profitability and cash flows. Gold prices may fluctuate widely from time to time. For a description of factors that affect gold prices, see note 1(a) to the consolidated financial statements for the year ended December 31, 1999 under "Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements".

Using current 2000 estimates of production at an estimated average gold price of $300 per ounce, including the effects of the Corporation's hedging position, if any, and management's estimate of expected operating expenses, a $10 change in the gold price would result in an increase or decrease of approximately $0.1 million in net income and cash flows.

The Corporation occasionally utilizes derivative commodity instruments for purposes other than trading purposes to manage the Corporation's exposure to the risks associated with fluctuations in the price of gold by protecting the selling price of a portion of its production. The market risk of these commodity instruments to the Corporation's cash flow is related to the possible failure of all counterparties to honor their contractual obligations. Also, precious metals contracts between the Corporation and various counterparties involve the requirement that the Corporation deliver gold to the counterparty at agreed-upon prices. If the counterparty is unable to fulfill its purchase obligations, there is no guarantee that the Corporation will be able to receive the agreed-upon sales price in the open market. If the Corporation is unable to produce sufficient gold to meet its hedging contract obligations, it may be obligated to purchase such gold at the then market price. For further information regarding the Corporation's hedging program, see note 7(a) to the consolidated financial statements for the year ended December 31, 1999 under "Item 8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements".

At December 31, 1999, the Corporation's had no outstanding forward sales contracts.

INTEREST RATE RISK

At December 31, 1999, the interest rate on the Corporation's long-term debt was 10.61%. The interest rate on this debt is fixed. Management does not believe that the Corporation is exposed to major interest rate risk and the Corporation does not utilize market risk sensitive instruments to manage its exposure to this risk.

FOREIGN CURRENCY EXCHANGE RATE RISK

The price of gold is denominated in U.S. dollars, and all of the Corporation's revenues and a majority of its expenses are incurred in U.S. dollars. As a result, management does not believe that the Corporation is exposed to any noteworthy foreign currency exchange rate risk and the Corporation does not utilize market risk sensitive instruments to manage its exposure to this risk.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL INFORMATION

To the Shareholders of Vista Gold Corp.

The consolidated financial statements are the responsibility of the Board of Directors and management. The consolidated financial statements have been prepared by management based on information available to March 14, 2000, and are in accordance with accounting principles generally accepted in Canada.

A system of internal accounting and administrative controls is maintained by management in order to provide reasonable assurance that financial information is accurate and reliable, and that the Corporation's assets are safeguarded. Limitations exist in all cost-effective systems of internal controls. The Corporation's systems have been designed to provide reasonable but not absolute assurance that financial records are adequate to allow for the completion of reliable financial information and the safeguarding of its assets.

The Corporation believes that the systems are adequate to achieve the stated objectives. Regular testing of these systems is employed to ensure continued effectiveness of the controls, and actions are taken when necessary to correct deficiencies when they are identified.

The Audit Committees of the Board of Directors is comprised of four outside directors, and meets regularly with management and the independent auditors to ensure that management is maintaining adequate internal controls and systems and to approve the annual and quarterly consolidated financial statements of the Corporation. The committee also reviews the audit plan of the independent auditors and discusses the results of their audit and their report prior to submitting the consolidated financial statements to the Board of Directors for approval.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, Chartered Accountants, who were appointed by the shareholders. The auditors' report outlines the scope of their examination and their opinion on the consolidated financial statements.


/s/ DAVID R. SINCLAIR                       /s/ ROGER L. SMITH
--------------------------                  --------------------------
David R. Sinclair                           Roger L. Smith
Chairman of the Board                       Vice President Finance

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Vista Gold Corp.

We have audited the consolidated balance sheets of Vista Gold Corp. as of December 31, 1999 and 1998 and the consolidated statements of loss, deficit and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation as of December 31, 1999 and 1998, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in accordance with Canadian generally accepted accounting principles.


/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, British Columbia, Canada
March 14, 2000



Comments by the Auditors for U.S. Readers on Canada-U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Corporation's ability to continue as a going concern such as those described in Note 1 of the consolidated financial statements. Our report to the shareholders dated March 14, 2000, is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditor's report when these are adequately disclosed in the financial statements.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, British Columbia, Canada
March 14, 2000

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                                           AT DECEMBER 31
                                                                                   --------------------------------
                                                                                        1999            1998
                                                                                        ----            ----
                                                                                      (U.S. DOLLARS IN THOUSANDS)
ASSETS:
Cash and cash equivalents                                                           $  2,331         $  4,786
Marketable securities                                                                     77               90
Accounts receivable                                                                    1,571            3,958
Gold inventory in process                                                                117            7,318
Supplies and other                                                                     1,187            1,849
                                                                                   --------------------------------
Current assets                                                                         5,283           18,001
                                                                                   --------------------------------

Property, plant and equipment, net - Note 3                                           28,124           61,093
Investment in and advances to Zamora Gold Corp. - Note 4                                   -              571
Other assets                                                                              22            1,213
                                                                                   --------------------------------
Long-term assets                                                                      28,146           62,877
                                                                                   --------------------------------
Total assets                                                                        $ 33,429         $ 80,878
                                                                                   ================================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable                                                                    $    744         $  2,425
Accrued liabilities and other                                                          1,086            1,772
Deferred hedging gains                                                                     -            1,150
Current portion of long-term debt - Note 5                                               481            2,372
                                                                                   --------------------------------
Current liabilities                                                                    2,311            7,719
                                                                                   --------------------------------

Long-term debt - Note 5                                                                  801           13,217
Accrued reclamation and closure costs                                                  4,411            6,384
Other liabilities                                                                         17               28
                                                                                   --------------------------------
Long-term liabilities                                                                  5,229           19,629
                                                                                   --------------------------------
Total liabilities                                                                      7,540           27,348
                                                                                   --------------------------------

Capital stock, no par value per share - Note 6:
     Preferred - unlimited shares authorized; no shares outstanding
     Common - unlimited shares authorized; shares outstanding:
          1999 and 1998 - 90,715,040                                                 121,146          121,146
Deficit                                                                              (93,776)         (66,076)
Currency translation adjustment                                                       (1,481)          (1,540)
                                                                                   --------------------------------
Total shareholders' equity                                                            25,889           53,530
                                                                                   --------------------------------
Total liabilities and shareholders' equity                                          $ 33,429         $ 80,878
                                                                                   ================================

Nature of operations and going concern - Note 1

Commitments and contingencies - Note 7

Approved by the Board of Directors

/s/ David R. Sinclair                   /s/ Peter Walton
---------------------                   ----------------
David R. Sinclair                       Peter Walton
Chairman                                Director

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

CONSOLIDATED STATEMENTS OF LOSS

                                                                                YEARS ENDED DECEMBER 31
                                                                      ------------------------------------------
                                                                           1999          1998          1997
                                                                           ----          ----          ----
                                                                           (U.S. DOLLARS IN THOUSANDS, EXCEPT
                                                                                       SHARE DATA)
REVENUES:
Gold sales                                                               $ 19,496        $37,083      $ 40,123
Other revenues - Note 2 (m)                                                   109          3,350           248
                                                                      ------------------------------------------
Total revenues                                                             19,605         40,433        40,371
                                                                      ------------------------------------------

COSTS AND EXPENSES:
Mining operations                                                          20,578         27,009        30,917
Depreciation, depletion and amortization                                    4,421          6,270         6,223
Provision for reclamation and closure costs                                   232          2,442           826
Operating leases                                                               44          1,094         2,228
Mineral exploration, property evaluation and holding costs                  2,802          2,596         2,294
Corporate administration                                                      926          1,278         2,328
Investor relations                                                            257            209           407
Interest expense                                                            1,146            660           817
Loss (gain) on disposal of assets                                               5           (775)       (1,022)
Equity in loss and impairment of Zamora Gold Corp.                            601            427         3,501
Other expense (income)                                                         74            692          (189)
Write-down of mineral properties - Note 8                                  16,219              -        46,015
                                                                      ------------------------------------------
Total costs and expenses                                                   47,305         41,902        94,345
                                                                      ------------------------------------------

Loss before taxes                                                         (27,700)        (1,469)      (53,974)

Income taxes - Note 9                                                           -            171            45
                                                                      ------------------------------------------
Net loss                                                                 $(27,700)       $(1,640)     $(54,019)
                                                                      ==========================================

Weighted average shares outstanding                                    90,715,040     89,456,478    89,101,056
----------------------------------------------------------------------------------------------------------------

Loss per share                                                             $(0.31)       $(0.02)        $(0.61)
----------------------------------------------------------------------------------------------------------------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

CONSOLIDATED STATEMENTS OF DEFICIT

                                                                                YEARS ENDED DECEMBER 31
                                                                      --------------------------------------------
                                                                           1999          1998           1997
                                                                           ----          ----           ----
                                                                              (U.S. DOLLARS IN THOUSANDS)
Deficit, beginning of period                                             $(66,076)      $(64,436)     $(10,417)

Net loss                                                                  (27,700)        (1,640)      (54,019)
                                                                      --------------------------------------------
Deficit, end of period                                                   $(93,776)      $(66,076)     $(64,436)
                                                                      ============================================


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED DECEMBER 31
                                                                         --------------------------------------------
                                                                              1999            1998            1997
                                                                              ----            ----            ----
                                                                               (U.S. DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $(27,700)       $ (1,640)       $(54,019)
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY (USED IN) OPERATIONS:
Depreciation, depletion and amortization                                      4,421           6,270           6,223
Amortization of deferred stripping                                                -           1,169             985
Amortization of debt issue costs                                                  -               -             143
Deferral (amortization) of hedging gains                                     (1,150)          1,150            (430)
Amortization of deferred hedging costs                                            -             276               -
Provision for reclamation and closure costs                                     232           2,442             826
Reclamation and closure costs                                                (1,800)           (592)           (189)
Loss (gain) on sale of assets                                                     5            (775)         (1,022)
Equity in loss and impairment of Zamora Gold Corp.                              601             427           3,501
Loss (gain) on currency translation                                              59            (181)           (205)
Write-down of mineral properties                                             16,219               -          46,015
Other non-cash items                                                            (11)             (5)              1
                                                                      -----------------------------------------------
Cash provided by (used in) operating activities                              (9,124)          8,541           1,829

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Marketable securities                                                            13              42              82
Accounts receivable                                                           1,723          (1,759)           (167)
Gold inventory                                                                3,397           5,399           1,597
Realization of hedging gains acquired                                         3,041               -               -
Supplies and other                                                             (133)            452           1,457
Accounts payable                                                               (294)         (2,047)         (3,741)
Accrued liabilities and other                                                  (370)           (141)            343
                                                                      -----------------------------------------------
Net cash provided by (used in) operating activities                          (1,747)         10,487           1,400
                                                                      -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                   (1,917)         (4,552)        (14,669)
Acquisition of Mineral Ridge Inc.                                                 -           4,639               -
Additions to deferred stripping                                                   -               -          (6,034)
Proceeds from disposal of assets                                                 86           5,758           1,168
Investment in and advances to Zamora Gold Corp.                                 (30)           (141)         (1,376)
Other assets                                                                    173            (204)           (383)
                                                                      -----------------------------------------------
Net cash provided by (used in) investing activities                          (1,688)          5,500         (21,324)
                                                                      -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                              (520)        (13,000)         (1,700)
Proceeds from debt                                                            1,500               -          14,700
Proceeds from issuance of common stock                                            -               -             125
                                                                      -----------------------------------------------
Net cash provided by (used in) financing activities                             980         (13,000)         13,125
                                                                      -----------------------------------------------
Net increase (decrease) in cash and cash equivalents                         (2,455)          2,987          (6,799)
Cash and cash equivalents, beginning of year                                  4,786           1,799           8,598
                                                                      -----------------------------------------------
Cash and cash equivalents, end of year                                     $  2,331        $  4,786        $  1,799
                                                                      ===============================================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tabular information set out below is in thousands of United States dollars, except share data.

1.   NATURE OF OPERATIONS AND GOING CONCERN

(a)  VISTA GOLD CORP.

Vista Gold is engaged in gold mining and related activities in the United States, Canada, and Latin America, including exploration, extraction, processing, refining and reclamation. Gold bullion is the Corporation's principal product, which is a commodity produced throughout the world.

The Corporation's results are impacted by the price of gold. Gold prices fluctuate and are affected by numerous factors, including, but not limited to, expectations with respect to the rate of inflation, exchange rates (specifically, the U.S. dollar relative to other currencies), interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. Gold can be readily sold on numerous markets throughout the world and its market value can be ascertained at any particular time. As a result, the Corporation is not dependent upon any one customer for the sale of its product.

(b)  CLOSURE OF MINERAL RIDGE RESOURCES INC.

On October 21, 1998, the Corporation completed the acquisition of Mineral Ridge Inc. from Cornucopia Resources Ltd. Vista Gold acquired all of the shares of Mineral Ridge Inc. in consideration for 1,562,000 Common Shares of Vista Gold with an aggregate value of $250,000. The fair value of the consideration under purchase accounting was $276,000. Vista Gold concurrently subscribed on a private placement basis for 2,777,777 common shares of Cornucopia valued at $250,000.

On December 10, 1999, Mineral Ridge Inc., a wholly owned subsidiary of the Corporation, voluntarily filed for protection under the U.S. Bankruptcy Code. Gold production at the Mineral Ridge mine failed to meet expectations. Initially, mechanical difficulties inhibited production efforts, but as mining operations continued in the latter half of the year, significant and persistent ore deficiencies occurred as compared to original ore reserve estimations. After reviewing the reserves with an independent consultant, it was concluded that significant deficiencies in the ore reserves in the future, compared with the original ore reserve estimates, were probable. The reduced gold production and ore reserves caused by the ore deficiencies and low gold prices resulted in the mine failing to meet its required cash-flow targets under Mineral Ridge Inc.'s loan agreement with Dresdner Bank, which is not guaranteed by the Corporation. Various alternatives were then considered, although none were considered to be viable, and a protective bankruptcy filing was made. Accordingly, effective 1999, the Corporation ceased consolidating its investment in Mineral Ridge Inc., which resulted in a loss of $2.9 million (note 8).

(c)  GOING CONCERN

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern that assumes the realization of assets and the discharge of liabilities in the normal course of business. The Corporation's consolidated cash balance was $2.3 million as of December 31, 1999. Management estimates consolidated total cash expenditures of $2.0 million for 2000. If the current depressed market for gold prices continues into 2000, it may be necessary for the Corporation to modify its 2000 budget to achieve further reductions in operating and general and administrative expenses. The Corporation may require additional funding to maintain its properties in good standing and continue its operations throughout the next fiscal year.

The Corporation relies on the Hycroft mine as its only current source of operating cash flows. Mining activities at Hycroft were suspended in 1998. During 1999, Hycroft produced gold from previously mined and inventoried ore on the leach pads, a process that will continue through 2000. However, Hycroft's remaining gold inventory is decreasing and, therefore, gold production will continue to decrease throughout the year 2000. The Corporation is investigating the economic feasibility of restarting the Hycroft mine and developing the Amayapampa project in Bolivia. The Corporation's ability to restart the Hycroft mine and develop the Amayapampa project is dependent upon its ability to raise additional capital.

The Corporation's ability to continue as a going concern is dependent upon obtaining additional capital. Management is actively pursuing additional sources of capital, including debt financing, the issuance of equity, mergers with other companies, and the sale of property interests. In the event that management is unable to obtain additional capital, there is substantial doubt about the ability of the Corporation to continue as a going concern. These financial statements do not give effect to any adjustments, which may be necessary should the Corporation be unable to continue as a going concern.

2.   SIGNIFICANT ACCOUNTING POLICIES

(a)  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in Canada. These principles differ in certain material respects from those accounting principles generally accepted in the United States. The differences are described in note 12.

(b)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Vista Gold and its subsidiaries. Vista Gold's subsidiaries and its percentage ownership in these entities as of December 31, 1999 are:

                                                                                          OWNERSHIP
---------------------------------------------------------------------------------------------------
Vista Gold Holdings Inc. and its wholly-owned subsidiaries                                     100%

  Hycroft Resources & Development, Inc. and its wholly-owned subsidiary
    Hycroft Lewis Mine, Inc.

    Mineral Ridge Resources Inc. (1)

    Vista Gold U.S. Inc.

Granges Inc. (previously called Granges (Canada) Inc.)                                         100%

Vista Gold (Antigua) Corp. and its wholly-owned subsidiary                                     100%
  Compania Inversora Vista S.A. and its wholly-owned subsidiaries
    Minera Nueva Vista S.A.
    Compania Exploradora Vistex S.A.

Sociedad Industrial Yamin Limitada (2)                                                         100%

(1) In 1999, Mineral Ridge Resources Inc. voluntarily filed for protection under the U.S. Bankruptcy Code (note 1). Accordingly, effective 1999 the Corporation ceased consolidating the investment in Mineral Ridge Resources Inc. resulting in a loss of $2.9 million (note 8).

(2) Subsequent to December 31, 1999, the Corporation sold Sociedad Industrial Yamin Limitada (note 13).


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

The accounts of self-sustaining foreign operations are translated using the current rate method. Under this method, assets and liabilities are translated at the rate of exchange on the balance sheet date, and revenue and expenses at the average rate of exchange during the period. Exchange gains and losses are deferred and shown as a currency translation adjustment in shareholders' equity until transferred to earnings when the net investment in the foreign operation is reduced or settled.

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

(g)  CASH EQUIVALENTS AND CASH FLOWS

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

The Corporation has adopted the requirements of the revised CICA 1540 - "Cash Flow Statements" in the current year and has restated the prior year amounts to reflect this new requirement.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                        1999              1998             1997
------------------------------------------------------------------------------------------------
Cash paid during the year for:

Interest                                               $1,146             $451             $674

Income taxes                                              196               -                91

(h)  MARKETABLE SECURITIES

Marketable securities are carried at the lower of cost or market value, which approximates fair value. The market value at December 31, 1999 was $0.3 million.

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

(j)  PROPERTY, PLANT AND EQUIPMENT

     (i)  Developed Mineral Properties

     Property acquisition and development costs are carried at cost less accumulated amortization and write-downs. Amortization is provided on the units-of-production method based on proven and probable reserves. Holding costs to maintain a property on a stand-by basis are charged to expense as incurred. Management reviews the carrying value of the Corporation's interest in each property quarterly and, where necessary, these properties are written down to their estimated recoverable amount determined on an undiscounted basis. Management's estimate of gold price, recoverable proven and probable reserves, operating, capital and reclamation costs are subject to risks and uncertainties affecting the recoverability of the Corporation's investment in property, plant and equipment. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect management's estimate of net cash flows expected to be generated from its operating properties and the need for possible asset impairment write-downs.

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

(k)  PROVISION FOR FUTURE RECLAMATION AND CLOSURE COSTS

All of the Corporation's operations are subject to reclamation, site restoration and closure requirements. Costs related to ongoing site restoration programs are expensed when incurred. A provision for mine closure and site restoration costs is charged to earnings over the lives of the mines on a units-of-production basis. The Corporation calculates its estimates of the ultimate reclamation liability based on current laws and regulations and the expected future costs to be incurred in reclaiming, restoring and closing its operating mine sites. It is possible that the Corporation's estimate of its ultimate reclamation, site restoration and closure liability could change in the near term due to possible changes in laws and regulations and changes in cost estimates.

(l)  ESTIMATES OF PROVEN AND PROBABLE RESERVES

Management's calculation of proven and probable reserves is based upon engineering and geological estimates and financial estimates including gold prices and operating costs. The Corporation depreciates some of its assets and accrues for reclamation on a units-of-production basis over proven and probable reserves. Changes in geological interpretations of the Corporation's ore bodies and changes in gold prices and operating costs may change the Corporation's estimate of proven and probable reserves. It is possible that the Corporation's estimate of proven and probable reserves could change in the near term and could result in revised charges for depreciation and reclamation in future reporting periods.

(m)  HEDGING

The Corporation enters into derivative financial transactions to hedge its exposure to the effects of fluctuations in the price of gold. The Corporation does not enter into derivative transactions for speculative purposes. The resulting gains or losses, measured by quoted market prices, are recognized when the hedged transactions are completed and the related production is sold. In January 1998, the Corporation liquidated its forward position in the gold futures market. As a result, net gains of $9.3 million were realized, of which $3.2 million was recognized immediately as other revenue with the balance of hedging gains deferred to subsequent periods. Deferred hedging gains are amortized to gold sales, as the original hedged transactions would have occurred.

(n)  EARNINGS PER SHARE

Net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not disclosed as the inclusion of common share equivalents would be anti-dilutive.

(o)  FAIR VALUE

The recorded value of the Corporation's financial assets and liabilities approximates the fair value.

(p)  STOCK BASED COMPENSATION

The Corporation has a stock-based compensation plan, which is described in note 6. No compensation expense is recognized for the plan when stock or stock options are issued to employees. Any consideration paid by employees on the exercise of stock options or the purchase of stock is credited to share capital.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

                                                     1999                                          1998
--------------------------------- -------------------------------------------- ----------------------------------------------
                                                    ACCUMULATED                                  ACCUMULATED
                                                   DEPRECIATION,                                DEPRECIATION,
                                                    DEPLETION,                                    DEPLETION,
                                                   AMORTIZATION                                  AMORTIZATION
                                                        AND                                          AND
                                        COST        WRITE-DOWNS        NET           COST        WRITE-DOWNS          NET
----------------------------------- ------------- ---------------- ------------- ------------- ----------------- ------------
PRODUCING MINES:

  Hycroft mine (a)                    $ 63,083        $56,418         $ 6,665      $ 72,045         $63,392         $ 8,653

  Mineral Ridge mine (a) and (b)             -              -               -        17,993             277          17,716

OTHER:

  Bolivian mineral properties           60,561         39,307          21,254        60,866          26,401          34,465

  Corporate assets                         482            277             205           481             222             259
                                      --------        -------         -------      --------         -------         -------
                                      $124,126        $96,002         $28,124      $151,385         $90,292         $61,093
                                      ========        =======         =======      ========         =======         =======

-----------------------------------

(a)  ROYALTIES

The Crofoot property at the Hycroft mine is subject to a 4% net profit royalty. During 1999, there was no mining activity and as a result the Corporation did not pay a minimum payment. In 1998 and 1997, the Corporation paid minimum royalty payments of $240,000 per year.

The Lewis property at the Hycroft mine is subject to a 5% net smelter royalty. During 1999, 1998 and 1997, only nominal minimum royalties were required in relation to this property.

The Mary Mining Corporation property at the Mineral Ridge mine is subject to a net smelter returns royalty. The royalty percentage, which is dependent on gold prices, graduates progressively from 2 1/2% to 5%. During 1999 and 1998, the Corporation paid minimum advance royalty payments totaling $60,000 and $84,000, respectively.

(b)  MINERAL RIDGE MINE

As a result of the acquisition of Mineral Ridge Inc. in 1998, the Corporation acquired mineral properties in Nevada which were recorded using the purchase method of accounting and the results of operations were consolidated from October 22, 1998.

The Corporation's interests in the net assets acquired at assigned values were as follows:

     Cash                                                                       $  3,576
     Other current assets                                                          1,428
     Property, plant and equipment                                                10,325
     Other long-term assets                                                          901
     Current liabilities                                                            (476)
     Debt and accrued reclamation                                                (15,478)
                                                                                ---------
     Shares issued for purchase of Mineral Ridge Inc.                           $    276
                                                                                =========


In 1999, Mineral Ridge Inc. voluntarily filed for protection under U.S. Bankruptcy Code (note 1). Accordingly, effective 1999 the Corporation ceased consolidating the investment in Mineral Ridge Inc. resulting in a loss of $2.9 million (note 8).

4.   INVESTMENT IN ZAMORA GOLD CORP.

In October 1995, the Corporation completed a private placement with Zamora for the issuance of 8,000,000 units at Cdn.$0.60 per unit. Each unit consisted of one common share of Zamora and one common share purchase warrant which entitled the Corporation to purchase one common share for Cdn.$0.75 until October 4, 1997. The purchase warrants were not exercised and expired in October 1997. In May 1997, the Corporation completed an additional private placement with Zamora for the issuance of 3,000,000 common shares at Cdn.$0.24 per share. In July 1998, Zamora acquired various property interests in Ecuador from a major Ecuadorian mineral exploration company. As a condition of the transaction, Zamora issued 40,016,650 common shares to the Ecuadorian company for the acquisition of the property interests and an additional 7,575,944 common shares to Vista Gold in settlement of debts owed by Zamora to Vista Gold. Reflecting the Corporation's decreased levels of ownership and control, the remaining investment in Zamora was written off in 1999. Vista Gold's combined 18,575,944 shares represent 26% of the issued and outstanding common shares of Zamora and the investment is accounted for using the equity method.

The Corporation's interest in Zamora is as follows.

          Total initial investment including expenses                          $ 4,839
          Equity loss in 1995                                                     (516)
                                                                               --------
             Balance at December 31, 1995                                        4,323
          Equity loss in 1996                                                   (1,342)
                                                                                -------
             Balance at December 31, 1996                                        2,981
          Private placement in 1997                                                520
          Advances in 1997                                                         857
          Equity loss and impairment in 1997                                    (3,501)
                                                                                -------
             Balance at December 31, 1997                                          857
          Advances in 1998                                                         141
          Equity loss in 1998                                                     (427)
                                                                                -------
             Balance at December 31,1998                                           571
          Advances in 1999                                                          30
          Equity loss and impairment in 1999                                      (601)
                                                                                -------
             Balance at December 31, 1999                                       $    -
                                                                                =======

5.   DEBT

During 1999, the Corporation borrowed $1.5 million and repaid $0.3 million under the terms of a $1.5 million term loan, which was collateralized by certain mobile assets of the Hycroft mine. The loan bears 10.61 percent interest with 36 equal month installments of $49,000 commencing May 1999 and terminating April 2002.

In 1998, the Corporation acquired Mineral Ridge Inc. As part of the transaction, Mineral Ridge Inc. amended its loan agreement with Dresdner Bank. The amended agreement revised the terms of repayment of the previously outstanding loan and accrued interest totaling approximately $13.5 million and provided additional loans to Mineral Ridge Inc. totaling $1.6 million, which was used to pay amounts owed to other creditors of Mineral Ridge Inc. Under the terms of the revised agreement, $5.0 million of mining equipment was contributed to the project by Vista Gold. Net cash flow from the project was to be distributed on the basis of 70% to Dresdner and 30% to Vista Gold after deduction of $800,000 of management fees payable to Vista Gold and rescheduled principal payments on the additional loans used to repay other creditors. The interest rate on the loans was LIBOR plus 2% and the loans, which are not guaranteed by Vista Gold, are collateralized by the assets of Mineral Ridge Inc. and the $5 million of mining equipment contributed by Vista Gold. As part of the agreement with Dresdner, Mineral Ridge Inc. liquidated forward gold hedges to provide $3.5 million, which was used as working capital and to pay for capital improvements on the project. During 1999, the net repayment under the terms of the loans was $0.2 million.

In December 1999, the Mineral Ridge mine was closed and Mineral Ridge Inc. voluntarily filed for protection under the U.S. Bankruptcy Code. The loans, which were not guaranteed by Vista Gold, were written off as a result of the Corporation ceasing to consolidate Mineral Ridge Inc. (note 1).

6.   SHARE CAPITAL

The Common Shares issued and outstanding are comprised of the following:

                                                                                  NUMBER OF SHARES            AMOUNT
----------------------------------------------------------------------------- --------------------- ----------------
At December 31, 1997                                                                    89,152,540          $120,870

  Issued upon acquisition of Mineral Ridge Inc. (Notes 1 and 3)                          1,562,500               276
                                                                                        ----------          --------
At December 31, 1999 and 1998                                                           90,715,040          $121,146
                                                                                        ==========          ========


COMMON SHARE OPTIONS

Under the Vista Gold's Stock Option Plan (the "Plan"), Vista Gold may grant options to directors, officers and employees of the Corporation or its subsidiaries for up to 4,500,000 Common Shares. Under the Plan, the exercise price of each option shall not be less than the market price of the Corporation's stock on the date of grant, and an option's maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between the Corporation and the optionee. Options under the Plan are granted from time to time at the discretion of the Board of Directors. Options granted under the Plan vest over a three-year period with 25% vesting on the grant date and 25% thereafter on each anniversary of the grant date.

At December 31, 1999, 2,308,333 Common Shares were reserved for issuance under options granted to directors, officers and management employees. These options expire as follows: 2001 - 10,000; 2004 - 5,715; 2005 - 530,718; 2006
- 516,587; 2007 - 594,757; 2008 - 325,556; and 2009 - 325,000.

The following tables summarize information about stock options under the Plan:

                                              1999                           1998                         1997
-------------------------------------------------------------------------------------------------------------------------
                                                    WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                                    AVERAGE                     AVERAGE                     AVERAGE
                                      SHARES    EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
                                       (000)        (CDN.$)        (000)        (CDN.$)         (000)        (CDN.$)
-------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year,
as previously reported                 2,270        $1.630         2,937         $1.61          2,540          $1.94
Cancellation of options (a)           (2,270)        1.630             -             -              -              -
Grant of options (b)                   2,175         0.235             -             -              -              -
-------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year,
as restated                            2,175         0.235         2,937          1.61          2,540           1.94
Granted                                  325         0.250           125          0.20          1,402           0.92
Exercised                                  -             -             -             -           (100)          1.20
Forfeited                               (192)        0.235          (792)         1.43           (905)          1.51
-------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year             2,308         0.237         2,270          1.63          2,937           1.61
Options exercisable at year-end        1,851             -         1,616             -          1,409              -


                                         OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------------
                            NUMBER                                                     NUMBER
       RANGE OF         OUTSTANDING AT     WEIGHTED-AVERAGE    WEIGHTED-AVERAGE    EXERCISABLE AT    WEIGHTED-AVERAGE
   EXERCISE PRICES       DEC. 31, 1999         REMAINING        EXERCISE PRICE      DEC. 31, 1999     EXERCISE PRICE
       (CDN.$)              (000)          CONTRACTUAL LIFE         (CDN.$)             (000)             (CDN.$)
----------------------------------------------------------------------------------------------------------------------
   $0.235 - $0.250          2,308             7.3 years            $ 0.237            1,851              $ 0.236
----------------------------------------------------------------------------------------------------------------------
                            2,308                                                     1,851

On November 19, 1998, the Board of Directors of the Corporation approved, subject to the consent of each optionee and the approval by all applicable regulatory authorities and the shareholders of the Corporation:

(a) the termination and cancellation of all options to purchase common shares outstanding held by optionees on November 18, 1998 (2,270,000 options); and

(b) the grant of options to purchase a total of 2,175,000 Common Shares with an exercise price equal to the closing price of Cdn.$0.235.

The necessary approvals were affirmed during 1999 and the cancellations and grants of stock options became effective as of November 18, 1998.

7.   COMMITMENTS AND CONTINGENCIES

(a) As part of its gold hedging program, the Corporation enters into agreements with major financial institutions to deliver gold. Realization under these agreements is dependent upon the ability of those financial institutions to perform in accordance with the terms of the agreements. As of December 31, 1999, the Corporation had no forward sales contract commitments.

(b) The Corporation is subject to contingent liabilities for legal proceedings occurring in the ordinary course of business. On the basis of information furnished by counsel and others, management believes that these contingencies will not materially affect the Corporation.

8.   WRITE-DOWN OF MINERAL PROPERTIES

Management regularly performs property evaluations to assess the recoverability of the carrying value of its mining properties and investments and other long-lived assets. The Corporation determined that based upon estimates of proven and probable reserves, gold prices and operating costs at certain locations, stock prices, trading histories, and the general depression in gold company stocks, it would not fully recover its carrying value in certain properties and investments.

These reviews indicated that the carrying values of these properties were in excess of their estimated net recoverable amounts and accordingly were written down $16.2 million in 1999 and $46.0 million in 1997 as follows:

                                                    1999        1998           1997
        -----------------------------------------------------------------------------
        Mineral Ridge mine net assets            $ 2,860     $     -        $     -
        Hycroft mine                                   -           -         17,500
        Tartan Lake mine                               -           -            300
        Zamora accounts receivable                   111           -              -
        Venezuelan mineral properties                  -           -          2,307
        Bolivian mineral properties               13,248           -         25,908
                                                 -------     -------        -------
                                                 $16,219     $     -        $46,015
                                                 =======     =======        =======


9.   INCOME TAXES

A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Corporation's effective income tax expenses is as follows:

                                                                         1999         1998           1997
------------------------------------------------------------------------------------------------------------

Income taxes at statutory rates                                      $(12,440)     $  (661)      $(19,987)
Increase (decrease) in taxes from:
   Permanent differences                                                  (84)        (125)          (212)
   U.S. Alternative Minimum Tax                                             -          141              -
   Differences in foreign tax rates                                     1,592          (77)         2,410
   Prior year's losses of a subsidiary applied for tax purposes             -       (1,685)             -
   Benefit of losses not recognized                                    10,932        2,548         17,789
   Large Corporations Tax                                                               30             45
                                                                     --------      -------       --------
Income taxes per statements of loss                                  $      -      $   171       $     45
                                                                     ========      =======       ========

The Corporation has incurred income tax losses in prior periods of $33.2 million, which may be carried forward and applied against future taxable income when earned. No benefit in respect of these losses has been recorded in these accounts.

The losses expire as follows:

                           CANADA    UNITED STATES       TOTAL
----------------------------------------------------------------
2000                      $   660        $     -        $   660

2001                          771              -            771

2002                          472              -            472

2003                          445          4,521          4,966

2004                        1,832          1,373          3,205

2005                        8,292              -          8,292

2008                            -            388            388

2009                            -             11             11

2010                            -          5,106          5,106

2011                            -          9,415          9,415
                          -------        -------     ----------

                          $12,472        $20,814        $33,286
                          =======        =======        =======

10.  RETIREMENT PLANS

The Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Service code, which is available to permanent U.S. employees. The Corporation makes contributions of up to 4% of eligible employees' salaries. The Corporation's contributions were as follows: 1999 - $126,000; 1998 - $179,000; and 1997
- $275,000.

11.  GEOGRAPHIC AND SEGMENT INFORMATION

The Corporation operates in the gold mining industry in the United States, and has exploration and development properties in Latin America. Its major product and only identifiable segment is gold, and all gold revenues and operating costs are derived in the United States.

                                                1999         1998        1997
-------------------------------------------------------------------------------
Gold revenues
   U.S.                                      $19,496      $37,083     $40,123

Operating (loss) profit(1)
   U.S.                                      $(5,779)     $   268     $   (71)

----------

(1) Includes gold revenues less mining operations, depreciation, depletion and amortization, provision for reclamation and closure costs, and operating leases.

                                                             1999        1998
-------------------------------------------------------------------------------

Assets by geographic region
     Canada                                               $   406     $   973
     U.S.                                                  11,329      44,594
     Latin America                                         21,694      35,311
                                                          -------     -------
                                                          $33,429     $80,878
                                                          =======     =======

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

(c) In 1995, the United States Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and associated intangibles be written down to their fair values whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. In 1996, under U.S. GAAP, the carrying value of the Hycroft mine, including the excess of proceeds over the net book value from (b) above, exceeded the undiscounted cash flow. Accordingly, the Hycroft mine carrying value was written down to fair value using the discounted cash flow method following U.S. GAAP.

(d) In 1997 and 1999, the carrying values of certain long-lived assets discussed in note 8 exceeded their respective undiscounted cash flows. Following Canadian GAAP, the carrying values were written down using the undiscounted cash flow method. Under U.S. GAAP, as discussed in (c) above, the carrying values were written down to their fair values using the discounted cash flow method, giving rise to a difference in the amounts written down.

     Amortization of the remaining carrying values in subsequent periods following Canadian GAAP must be reduced to reflect the difference in the amounts written down following U.S. GAAP.

(e) Under U.S. GAAP, items such as foreign exchange gains and losses and unrealized gains and losses on marketable securities are required to be shown separately in the derivation of comprehensive income.

The significant differences in the consolidated statements of loss and deficit relative to U.S. GAAP were as follows:

                                                                              YEAR ENDED DECEMBER 31
                                                                 -------------------------------------------------
                                                                    1999               1998                1997
                                                                    ----               ----                ----
Net loss - Canadian GAAP                                          $(27,700)           $(1,640)           $(54,019)
Depletion and impairment of mineral properties (b, c, d)            13,248                  -             (18,492)
Amortization reduction (d)                                             736              3,201                 964
Other comprehensive income (e)                                          21                132                 (87)
                                                                  --------             ------            --------
Net earnings (loss) - U.S. GAAP                                    (13,695)             1,693             (71,634)
Other comprehensive income (loss) (e)                                  (21)              (132)                 87
                                                                  --------             ------            --------
Comprehensive income (loss) - U.S. GAAP                           $(13,716)            $1,561            $(71,547)
                                                                  ========             ======            ========

Basic earnings (loss) per share - U.S. GAAP                       $  (0.15)            $ 0.02            $  (0.80)
                                                                  ========             ======            ========

The significant differences in the balance sheet as at December 31, 1999 and 1998 relative to U.S. GAAP were:

                                                  1999                                     1998
                                    --------------------------------         -------------------------------
                                     PER CDN   CDN/U.S.     PER U.S.         PER CDN.   CDN/U.S.    PER U.S.
                                        GAAP       ADJ.         GAAP             GAAP       ADJ.        GAAP
                                   ---------   --------    ---------        ---------   --------    --------
Current assets                      $  5,283   $      -    $   5,283         $ 18,001   $      -    $ 18,001
Property, plant and equipment (d)     28,146       (343)      27,803           62,877    (14,327)     48,550
                                   ---------   --------    ---------        ---------   --------    --------
                                    $ 33,429   $   (343)   $  33,086         $ 80,878   $(14,327)   $ 66,551
                                    ========   ========    =========         ========   ========    ========

Current liabilities                 $  2,311   $      -    $   2,311         $  7,719   $      -    $  7,719
Long-term debt                           801          -          801           13,217          -      13,217
Provision for reclamation
    and future closure costs           4,428          -        4,428            6,412          -       6,412
                                   ---------   --------    ---------         --------   --------    --------
                                       7,540          -        7,540           27,348          -      27,348

Common shares (a, b)                 121,146     76,754      197,900          121,146     76,754     197,900
Contributed surplus (a)                    -      2,786        2,786                -      2,786       2,786
Retained deficit (a, b, c, d)        (93,776)   (79,739)    (173,515)         (66,076)   (93,744)   (159,820)
Other comprehensive income                 -       (144)        (144)               -       (123)       (123)
Currency translation adjustment       (1,481)         -       (1,481)          (1,540)         -      (1,540)
                                    --------   --------    ---------         --------   --------    --------


                                    $ 33,429   $   (343)   $  33,086         $ 80,878   $(14,327)   $ 66,551
                                    ========   ========    =========         ========   ========    ========

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY UNDER U.S. GAAP

                                             NUMBER                               CUMULATIVE                      OTHER
                                           OF COMMON     SHARE     CONTRIBUTED    TRANSLATION                 COMPREHENSIVE
                                             SHARES     CAPITAL      SURPLUS      ADJUSTMENT     DEFICIT         INCOME
                                           ---------    -------    -----------    -----------    -------      -------------
Balance at December 31, 1996               89,020,405   $197,499     $2,786        $(1,155)     $ (89,879)       $ (78)

Shares issued under options                   100,000         88          -              -              -            -
Shares issued pursuant to executive
  bonus compensation agreements                32,135         37          -              -              -            -

Currency translation adjustment                     -          -          -           (205)             -            -
Comprehensive income (e)                            -          -          -              -              -           87
Net Loss (b) (c) (d)                                -          -          -              -        (71,634)           -
                                           ----------   --------     ------        -------      ---------        -----
Balance at December 31, 1997               89,152,540    197,624      2,786         (1,360)      (161,513)           9

Shares issued on acquisition of Mineral
  Ridge Inc. (Notes 1 and 3)                1,562,500        276          -              -              -            -
Currency translation adjustment                     -          -          -           (180)             -            -
Comprehensive income (e)                            -          -          -              -              -         (132)
Net Loss (b) (c) (d)                                -          -          -                         1,693            -
                                           ----------    -------     ------        -------      ---------        -----
Balance at December 31, 1998               90,715,040    197,900      2,786         (1,540)      (159,820)        (123)

Currency translation adjustment                     -          -          -             59              -            -
Comprehensive income (e)                            -          -          -              -              -          (21)
Net Loss (b) (c) (d)                                -          -          -              -        (13,695)           -
                                           ----------   --------     ------        -------      ---------        -----
Balance at December 31, 1999               90,715,040   $197,900     $2,786        $(1,481)     $(173,515)       $(144)
                                           ==========   ========     ======        =======      =========        =====

STOCK BASED COMPENSATION PLANS

The Corporation applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans in its U.S. GAAP presentations. If compensation cost for the Corporation's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123, the Corporation's consolidated net loss and loss per share under U.S. GAAP would have been increased to the pro forma amounts indicated below:

                                                                  1999          1998            1997
                                                                  ----          ----            ----
Net earnings (loss) under U.S. GAAP        As reported        $(13,695)        $1,693        $(71,634)
                                           Pro forma           (14,326)         1,361         (72,025)
Loss per share under U.S. GAAP             As reported           (0.15)          0.02           (0.80)
                                           Pro forma             (0.16)          0.02           (0.81)

The fair value of each option grant is estimated on the date of grant for all plans using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                               --------------------------------------------------------
                                 1999                  1998                   1997
                               --------------------------------------------------------
Expected volatility              61.9%                 61.9%                 61.9%
Risk-free interest rate          4.81%                 5.46%             5.97% to 6.40%
Expected lives                 4.5 years             4.5 years              7 years
Dividend yield                     0%                    0%                    0%

U.S. GAAP TAX CONSIDERATIONS

U.S. GAAP changes the Corporation's method of accounting for income taxes from the deferred method, as recorded under Canadian GAAP, to an asset and liability approach. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Use of the asset and liability method has no effect on the U.S. GAAP financial statements as the Corporation has concluded that a full valuation allowance must be applied to the deferred tax asset resulting from the Corporation's net operating loss carryforwards (note 9). For the years ended December 31, 1999 and 1998, the Corporation has recorded no material current tax expense under Canadian or U.S. GAAP due to the cumulative net losses incurred by the Corporation. Under U.S. GAAP, the Corporation would not record any deferred tax expense based on the same rationale.

Summarized below are the components of deferred taxes:

                                                               AS OF DECEMBER 31
                                                          --------------------------
                                                             1999               1998
                                                             ----               ----
Temporary differences relating to net assets:

         Other current assets                             $    (80)          $     29
         Property, plant and equipment                      12,519              2,895
         Accrued reclamation and other reserves              4,559              2,690
Tax loss and credit carryforwards                           12,689             12,390
                                                          --------           --------
Gross deferred tax asset                                    29,687             18,004
Valuation allowance                                        (29,687)           (18,004)
                                                          --------           --------
Net deferred tax assets                                   $      -           $      -
                                                          ========           ========

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Initially, the statement was intended to be effective in fiscal years beginning after June 15, 1999. However, in June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 for fiscal quarters for all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Corporation is currently assessing the impact the standard will have on the financial statements of the Corporation.

13.  SUBSEQUENT EVENTS

Subsequent to December 31, 1999, the Corporation sold its 277,777 shares of Stockscape.com Technologies Inc. (formerly 2,777,777 shares of Cornucopia Resources Ltd.), acquired in the acquisition of Mineral Ridge Inc. (note 1
(b)), for net proceeds of $0.3 million and realized a gain of $0.2 million.

Subsequent to December 31, 1999, the Corporation sold its wholly-owned subsidiary Yamin, acquired in the acquisition of Da Capo Resources Ltd. in 1996, for $0.2 million. No significant gain or loss was realized on the transaction.

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

        NAME, RESIDENT,
        POSITION AND AGE           DIRECTOR SINCE         BUSINESS EXPERIENCE DURING PAST FIVE YEARS
--------------------------------   --------------------   ---------------------------------------------------------
DAVID R. SINCLAIR                  May 1, 1995            Chartered accountant; Corporate Director; Director,
Nanoose Bay,                                              Cominco Ltd., a mining company.
British Columbia
DIRECTOR AND CHAIRMAN
Age - 70

ROSS J. BEATY                      November 12, 1996      Geologist; Chairman of Pan American Silver Corp., a
Vancouver, British Columbia                               mining company, 1994 to present; formerly, President
DIRECTOR AND VICE CHAIRMAN                                of Equinox Resources Ltd., a mining company.
Age - 48



        NAME, RESIDENT,
        POSITION AND AGE           DIRECTOR SINCE         BUSINESS EXPERIENCE DURING PAST FIVE YEARS
--------------------------------   --------------------   ---------------------------------------------------------
MICHAEL B. RICHINGS                May 1, 1995            Mining engineer; President and Chief Executive
Littleton, Colorado                                       Officer of Vista Gold since June 1, 1995; President
DIRECTOR                                                  of Atlas Corporation, a mining company, from
Age - 55                                                  January 1995 to May 1995; Group Executive and President
                                                          of Lac Minerals Ltd. South America, a mining company,
                                                          from 1993 to 1995; Vice President of Operations of
                                                          Atlas Corporation from 1990 to 1992.

WILLIAM M. CALHOUN                 May 1, 1995            Mining engineer and geologist; Chief Executive
Silverton, Idaho                                          Officer of William Calhoun, Inc., mining consultants.
DIRECTOR
Age - 67

C. THOMAS OGRYZLO                  March 8, 1996          Mechanical engineer; President and Chief Executive
Toronto, Ontario                                          Officer of Black Hawk Mining Inc., a mining company,
DIRECTOR                                                  from May 1998 to December 1999; President and Chief
Age - 60                                                  Executive Officer of Triton Mining Corporation, a
                                                          mining company, from August 1997 to May 1998; formerly,
                                                          Chairman of Kilborn SNC-Lavalin Inc., an engineering
                                                          group; formerly, President of Kilborn Group of
                                                          Companies.

KEITH E. STEEVES                   September 29, 1995     Chartered accountant; consultant; Director of Teck
Richmond, British Columbia                                Corporation and Cross Lake Minerals Ltd., mining
DIRECTOR                                                  companies; formerly, Senior Vice-President,
Age - 67                                                  Commercial of Teck Corporation, a mining company.

ALAN G. THOMPSON                   December 1, 1989       Businessman; President and Chief Executive Officer
West Vancouver,                                           of A.G.T. Financial Corporation, an investment
British Columbia                                          company.
DIRECTOR
Age - 72

PETER WALTON                       May 24, 1989           Self-employed business consultant.
West Vancouver,
British Columbia
DIRECTOR
Age - 70

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

NAME, POSITION AND AGE                HELD OFFICE SINCE        BUSINESS EXPERIENCE DURING PAST FIVE YEARS
----------------------------------    -----------------        -----------------------------------------------------
MICHAEL B. RICHINGS                   June 1, 1995             Mining engineer; President and Chief Executive
PRESIDENT, CHIEF EXECUTIVE OFFICER                             Officer since June 1995; President of Atlas
AND DIRECTOR                                                   Corporation, a mining company, from January 1995 to
Age - 55                                                       May 1995; Group Executive and President of Lac
                                                               Minerals Ltd. South America, a mining company, from
                                                               1993 to 1995; Vice President of Operations of Atlas
                                                               Corporation from 1990 to 1992.

ROGER L. SMITH                        March 6, 1998            Corporate Controller of Vista Gold from December
VICE PRESIDENT FINANCE                                         1995 to March 1998; Vice President Finance of Ramrod
Age - 42                                                       Gold (U.S.A.) Inc., a mining company, from May 1994
                                                               to December 1995; Vice President Finance of Westmont
                                                               Gold Inc., a mining company from July 1991 to May 1994.

RONALD J. MCGREGOR                    July 1, 1996             Vice President Project Development, Cambior USA
VICE PRESIDENT DEVELOPMENT AND                                 Inc., a mining company.
OPERATIONS
Age - 52

WILLIAM F. SIRETT                     January 1, 1996          Lawyer; Partner, Borden Ladner Gervais LLP, a law
SECRETARY                                                      firm.
Age - 49

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

ITEM 11.  COMPENSATION OF DIRECTORS AND OFFICERS.

During the financial year ended December 31, 1999, the aggregate cash compensation paid by the Corporation to all directors and officers of Vista Gold, as a group was $489,920. This sum includes compensation paid to executive officers pursuant to the cash incentive plan and retirement savings plan described below.

Information specified in this Item for individually named directors and officers is incorporated by reference from pages 6 to 14 of the Management Information and Proxy Circular prepared in connection with Vista Gold's Annual General Meeting to be held on May 19, 2000, filed with the Securities and Exchange Commission concurrently with the filing of this report.

Pursuant to the terms of the Corporation's incentive policy adopted by the Corporation in 1989 or certain employment contracts, executive officers and senior employees of the Corporation are eligible to receive incentive payments. The Corporation did not make any incentive payments to executive officers or senior employees under this plan in 1999. Any incentive payments are awarded at the discretion of the Board of Directors based on recommendations from the compensation committee. There is no established formula utilized in determining these incentive payments. The award of incentive payments is motivated by the Corporation's desire to reward past services rendered to the Corporation and to provide an incentive for continued service to the Corporation. Incentive payments to be made during 2000, which may include amounts related to performance during a portion of 1999, have not yet been determined. The Corporation has not made any restricted stock awards during the last three fiscal years.

During the fiscal year ended December 31, 1999, the Corporation set aside or accrued a total of $13,437 to provide pension, retirement or similar benefits for directors or officers of Vista Gold pursuant to plans provided or contributed to by the Corporation. As a part of the aggregate cash compensation disclosed above, the Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of section 401(k) of the United States Internal Revenue Service Code which is available to permanent United States-based employees. Under the terms of this plan, the Corporation makes contributions of up to 4% of eligible employees' salaries. In addition, the Corporation contributes between 2% and 4% of permanent Canadian-based employees' salaries, including executive officers, depending on length of service and to a maximum of Cdn.$3,500 per year, to the individual's registered retirement savings plan. There are no other such plans to which the Corporation made any contribution in relation to its directors or officers in 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information specified in this Item for individually named directors and officers is incorporated by reference from pages 3 to 5 and 12 to 13 of the Management Information and Proxy Circular prepared in connection with Vista Gold's Annual General Meeting to be held on May 19, 2000, filed with the Securities and Exchange Commission concurrently with the filing of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1999, there have been no transactions, or series of similar transactions, or any currently proposed transactions or series of similar transactions, to which Vista Gold or any of its subsidiaries was or is a party in which the amount involved exceeds $60,000 and in which any director or executive officer, any nominee for election as a director, any security holder known to the Corporation to own of record or beneficially more than 5% of the Corporation's Common Shares, any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

During 1999, there were and are no relationships regarding directors or nominees for director as stipulated by this item and no director or executive officer, nominee for election as a director, any member of their immediate family or any corporation or organization in which any of them, directly or indirectly, beneficially owns 10% or more of any class of equity securities was indebted to Vista Gold.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

DOCUMENTS FILED AS PART OF REPORT

FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation are filed as part of this report:

1.   Report of Independent Accountants dated March 14, 2000.

2.   Consolidated Balance Sheets - At December 31, 1999 and 1998.

3. Consolidated Statements of Earnings (Loss) - Years ended December 31, 1999, 1998 and 1997.

4. Consolidated Statements of Retained Earnings (Deficit) - Years ended December 31, 1999, 1998 and 1997.

5. Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997.

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

EXHIBITS

The following exhibits are filed as part of this report:

================================================================================

         EXHIBIT NUMBER                         DESCRIPTION

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

--------------------------------------------------------------------------------

                 3.03             Share Certificate of Vista Gold (File No.
                                  1-9025)

--------------------------------------------------------------------------------

                 3.04             Amended By-Law No. 1 of Vista Gold (File
                                  No.1-9025)

================================================================================


================================================================================

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

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                 10.08            Third Amendment Agreement dated August 16,
                                  1991 among Henry C. Crofoot et al, Hycroft
                                  Resources & Development Inc. and Blackrock
                                  Properties, Inc. filed as Exhibit 10.25 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference
                                  (File No. 1-9025)

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

--------------------------------------------------------------------------------

                 10.28            Guaranty dated as of February 20, 1997 by
                                  Vista Gold in favor of The Bank of Nova Scotia filed as Exhibit 2.07 to the Form 20-F for the year ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)

--------------------------------------------------------------------------------

                 10.29 Amendment No. 1 dated as of September 30, 1997 between The Bank of Nova Scotia and Hycroft
                                  Inc. Credit Agreement dated as of February 20,
                                  1997 between The Bank of Nova Scotia and
                                  Hycroft Inc. filed as Exhibit 1.01 to the Form
                                  20-F for the year ended December 31, 1998 and incorporated herein by reference (File No.
                                  1-9025)

--------------------------------------------------------------------------------

                 10.30            Letter Agreement of Private Placement dated
                                  April 24, 1998 between Zamora and Gribipe and
                                  Amendment dated June 1, 1998 to Letter
                                  Agreement of Private Placement Agreement dated
                                  April 24, 1998 (File No. 1-9025)

--------------------------------------------------------------------------------

                 10.31            Share Purchase Agreement dated October 21,
                                  1998 among Cornucopia Resources Ltd.,
                                  Cornucopia Resources Inc., Vista Gold Holdings
                                  Inc. and Vista Gold (File No. 1-9025)

--------------------------------------------------------------------------------

                 10.32 Restated and Amended Loan Agreement dated as of October 21, 1998 between Mineral Ridge Inc.
                                  and Dresdner Bank AG, New York and Grand
                                  Cayman Branches (File No. 1-9025)

--------------------------------------------------------------------------------

                 10.33            Stock Option Plan of Vista Gold dated November
                                  1996 as amended in November 1998 (File No.
                                  1-9025)

--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

                 10.34            Loan and Security Agreement dated as of April
                                  12, 1999 between Hycroft Resources &
                                  Development, Inc. and Finova Capital
                                  Corporation. (File No. 1-9025)

--------------------------------------------------------------------------------

                 10.35            Voluntary Petition under Chapter 11 of the
                                  U.S. Bankruptcy Code dated December 10, 1999 filed by Mineral Ridge Resources Inc.

================================================================================

                 11.01 Statement of Computation of Per Share Earnings of Vista Gold

================================================================================

                 24.01            Powers of Attorney

================================================================================

                 27.01            Financial Data Schedule

================================================================================


REPORTS ON FORM 8-K

The following reports were filed under cover of Form 8-K during the quarter ended December 31, 1999:

1.   Report dated October 14, 1999 regarding third quarter production.

2. Report dated November 12, 1999 regarding the Corporation's results for the quarter ended September 30, 1999.

3.   Report dated December 10, 1999 regarding the closure of the Mineral
     Ridge mine.

                            SUPPLEMENTAL INFORMATION

Additional information, including directors' and officers' remuneration and indebtedness, principal holders of the Corporation's securities, options to purchase securities and interests of insiders in material transactions, where applicable, is contained in the Management Proxy and Information Circular for the annual general meeting of shareholders held on May 19, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VISTA GOLD CORP.

Dated: March 20, 2000           By:      /s/ Michael B. Richings
                                       -------------------------------------
                                       Michael B. Richings,
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated: March 20, 2000           By:      /s/ Michael B. Richings
                                       -------------------------------------
                                       Michael B. Richings,
                                       President and Chief Executive Officer

Dated: March 20, 2000           By:      /s/ Roger L. Smith
                                       -------------------------------------
                                       Roger L. Smith,
                                       Vice President Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

====================================================================================================================
              SIGNATURE                           CAPACITY                     DATE
====================================================================================================================
                  *                      Chairman of the Board and             March 20, 2000
-------------------------------------    Director
David R. Sinclair
--------------------------------------------------------------------------------------------------------------------

                  *                      Vice-Chairman of the Board and        March 20, 2000
-------------------------------------    Director
Ross J. Beaty
--------------------------------------------------------------------------------------------------------------------

/s/ Michael B. Richings                  President and Chief Executive         March 20, 2000
-------------------------------------    Officer and Director
Michael B. Richings
--------------------------------------------------------------------------------------------------------------------

                  *                      Director                              March 20, 2000
-------------------------------------
William Calhoun
--------------------------------------------------------------------------------------------------------------------

                  *                      Director                              March 20, 2000
-------------------------------------
C. Thomas Ogryzlo
--------------------------------------------------------------------------------------------------------------------

                  *                      Director                              March 20, 2000
-------------------------------------
Alan G. Thompson
--------------------------------------------------------------------------------------------------------------------

                  *                      Director                              March 20, 2000
-------------------------------------
Peter Walton
--------------------------------------------------------------------------------------------------------------------

                  *                      Director                              March 20, 2000
-------------------------------------
Keith Steeves
====================================================================================================================

* On his own behalf and pursuant to a Power of Attorney dated March 20, 2000, the undersigned by signing his name hereby signs this report in the name and on behalf of the foregoing directors.

/s/ Michael B. Richings
---------------------------------------
Michael B. Richings