Form 10-Q
period 2000-03-31
VISTA GOLD CORP
filed 2000-05-15
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

                                   (Mark One)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                ---------------

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

                                ---------------

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

                                   90,715,040
                                 --------------

         Common Shares, without par value, outstanding at May 11, 2000


                                ---------------

                                VISTA GOLD CORP.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                            PAGE
                                                                            ----
                   PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

          (i)    Consolidated Balance Sheets as of March 31, 2000 and
                 December 31, 1999                                            3

          (ii)   Consolidated Statements of Loss for the three months
                 ended March 31, 2000 and March 31, 1999                      4

          (iii)  Consolidated Statements of Deficit for the three months
                 ended March 31, 2000 and March 31, 1999                      4

          (iv)   Consolidated Statements of Cash Flows for the three months
                 ended March 31, 2000 and March 31, 1999                      5

          (v)    Notes to Consolidated Financial Statements                   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                               9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         13


                     PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                  14

ITEM 2.   CHANGES IN SECURITIES                                              14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                    14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                14

ITEM 5.   OTHER INFORMATION                                                  14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   14


                                  SIGNATURES                                 15

                                 EXHIBIT INDEX                               16



       In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                VISTA GOLD CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31       December 31
                         (U.S. DOLLARS IN THOUSANDS)                  2000             1999
                         ---------------------------               ----------      -----------
                                                                   (Unaudited)      (Audited)
ASSETS:
Cash and cash equivalents                                             $ 1,625        $  2,331
Marketable securities                                                       -              77
Accounts receivable                                                     1,405           1,571
Gold inventory                                                             71             117
Supplies and other                                                      1,116           1,187
                                                                      -------        --------
   Current assets                                                       4,217           5,283

Property, plant and equipment, net                                     27,564          28,124
Other assets                                                               85              22
                                                                      -------        --------
   Long-term assets                                                    27,649          28,146

                                                                      -------        --------
       Total assets                                                   $31,866        $ 33,429
                                                                      -------        --------
                                                                      -------        --------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                                      $   262        $    744
Accrued liabilities and other                                             747           1,086
Current portion of long-term debt - Note 2                                494             481
                                                                      -------        --------
   Current liabilities                                                  1,503           2,311

Long-term debt - Note 2                                                   672             801
Accrued reclamation and closure costs                                   3,938           4,411
Other liabilities                                                          14              17
                                                                      -------        --------
   Long-term liabilities                                                4,624           5,229

                                                                      -------        --------
       Total liabilities                                                6,127           7,540

Capital stock, no par value per share:
   Preferred - unlimited shares authorized; no shares outstanding
   Common - unlimited shares authorized; shares outstanding:
           2000 and 1999 - 90,715,040                                 121,146         121,146
Deficit                                                               (93,938)        (93,776)
Currency translation adjustment                                        (1,469)         (1,481)
                                                                      -------        --------
       Total shareholders' equity                                      25,739          25,889

                                                                      -------        --------
           Total liabilities and shareholders' equity                 $31,866        $ 33,429
                                                                      -------        --------
                                                                      -------        --------

Nature of operations and going concern - Note 1
Commitments and contingencies - Note 3

Approved by the Board of Directors

/s/ DAVID R. SINCLAIR                    /s/ KEITH STEEVES
----------------------                   ----------------------
David R. Sinclair                        Keith Steeves
Chairman                                 Director

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                            FINANCIAL STATEMENTS.

                                VISTA GOLD CORP.
                         CONSOLIDATED STATEMENTS OF LOSS

                                                                       Three Months Ended
                                                                           March 31
                                                                  ---------------------------
       (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                2000            1999
       ----------------------------------------------             -----------     -----------
                                                                  (Unaudited)     (Unaudited)
REVENUES:
Gold sales                                                        $     1,398     $     6,410
Other revenues                                                             19              24
                                                                  -----------     -----------
   Total revenues                                                       1,417           6,434

COSTS AND EXPENSES:
Production costs                                                        1,080           6,531
Depreciation, depletion and amortization                                  221           1,508
Provision for reclamation and closure costs                                10              29
Mineral exploration, property evaluation and holding costs                503             540
Corporate administration                                                  245             388
Investor relations                                                         40              39
Interest expense                                                           36             270
Loss (gain) on disposal of assets                                        (142)              -
Loss (gain) on sale of marketable securities                             (280)              -
Equity in loss and impairment of Zamora Gold Corp.                          -             143
Other expense (income)                                                   (134)             17
                                                                  -----------     -----------
   Total costs and expenses                                             1,579           9,465

Net loss before taxes                                                    (162)         (3,031)

Income taxes                                                                -              14

                                                                  -----------     -----------
     Net loss                                                     $      (162)    $    (3,045)
                                                                  -----------     -----------
                                                                  -----------     -----------

Weighted average shares outstanding                                90,715,040      90,715,040
---------------------------------------------------------------------------------------------

Net loss per share                                                $     (0.00)    $     (0.03)
---------------------------------------------------------------------------------------------



                                VISTA GOLD CORP.
                       CONSOLIDATED STATEMENTS OF DEFICIT

                                                                       Three Months Ended
                                                                           March 31
                                                                  ---------------------------
                  (U.S. DOLLARS IN THOUSANDS)                        2000            1999
                  ---------------------------                     -----------     -----------
                                                                  (Unaudited)     (Unaudited)

Deficit, beginning of period                                       $(93,776)       $(66,076)

Net loss                                                               (162)         (3,045)

                                                                   --------        --------
   Deficit, end of period                                          $(93,938)       $(69,121)
                                                                   --------        --------
                                                                   --------        --------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                            FINANCIAL STATEMENTS.

                                VISTA GOLD CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
                                                                            March 31
                                                                    -------------------------
                            (U.S. DOLLARS IN THOUSANDS)                 2000         1999
                            ---------------------------             -----------   -----------
                                                                    (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (162)      $(3,045)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED
   BY (USED IN) OPERATING ACTIVITIES:
Depreciation, depletion and amortization                                  221         1,508
Deferral of hedging gains                                                   -           348
Provision for reclamation and closure costs                                10            29
Reclamation and closure costs                                            (392)         (536)
Gain on sale of assets                                                   (142)            -
Equity in loss and impairment of Zamora Gold Corp.                          -           143
Loss on currency translation                                               13            25
Other non-cash items                                                       (3)           (2)
                                                                       ------       -------
                                                                         (455)       (1,530)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Marketable securities                                                      77            17
Accounts receivable                                                       166        (1,727)
Gold inventory                                                             47         2,476
Supplies and other                                                         71          (125)
Accounts payable                                                         (359)         (825)
Accrued liabilities and other                                            (134)         (119)
                                                                       ------       -------
   Net cash provided by (used in) operating activities                   (587)        1,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                               (116)         (380)
Proceeds from disposal of assets                                          176            83
Investment in and advances to Zamora Gold Corp.                             -           (14)
Other assets                                                              (64)           77
                                                                       ------       -------
   Net cash used in investing activities                                   (4)         (234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                        (115)         (343)
                                                                       ------       -------
   Net cash used in financing activities                                 (115)         (343)

Net decrease in cash and cash equivalents                                (706)       (2,410)

Cash and cash equivalents, beginning of period                          2,331         4,786

                                                                       ------       -------
   Cash and cash equivalents, end of period                            $1,625       $ 2,376
                                                                       ------       -------
                                                                       ------       -------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                            FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands unless specified otherwise)

1.   NATURE OF OPERATIONS AND GOING CONCERN

(a)  NATURE OF OPERATIONS
Vista Gold Corp. (the "Corporation") is engaged in gold mining and related activities in the United States, Canada, and Latin America, including exploration, extraction, processing and reclamation. Gold bullion is the Corporation's principal product, which is a commodity produced throughout the world.

The consolidated financial statements of Vista Gold Corp. for the three months ended March 31, 2000 have been prepared in accordance with accounting principles generally accepted in Canada by the Corporation without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the interim financial information set forth herein, have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

(b)  GOING CONCERN
These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern that assumes the realization of assets and the discharge of liabilities in the normal course of business. The Corporation's consolidated cash balance was $1.6 million as of March 31, 2000. Management estimates consolidated total cash expenditures of $1.4 million for remainder of the year 2000. If the current depressed market for gold prices continues, it may be necessary for the Corporation to modify its 2000 operating plan to achieve further reductions in operating and general and administrative expenses.

The Corporation relies on the Hycroft mine as its only current source of operating cash flows. Mining activities at Hycroft were suspended in 1998. The Hycroft mine is currently producing gold from ore previously mined and placed on the leach pads. However, the remaining ounces of gold on the leach pads are decreasing and as a result, the rate of gold production will continue to decrease throughout the year 2000. The Corporation is investigating the economic feasibility of restarting the Hycroft mine and developing the Amayapampa project in Bolivia, both of which are dependent upon the Corporation's ability to raise additional capital.

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

2.   LONG-TERM DEBT

In April 1999, Hycroft Resources & Development, Inc. ("Hycroft"), a wholly-owned subsidiary of the Corporation, entered into a debt agreement with Finova Capital Corporation through which Hycroft received $1.5 million in cash. The interest rate on the loan is 10.61 percent and the loan is collateralized by certain mobile equipment assets at Hycroft. The repayment terms of the loan require 36 equal monthly installments, which commenced in May 1999. At March 31, 2000, Hycroft had repaid $0.4 million of the debt, and the current portion of the Hycroft long-term debt was $0.5 million.

3.   COMMITMENTS AND CONTINGENCIES

As part of its gold hedging program, the Corporation enters into agreements with major financial institutions to deliver gold. Realization under these agreements is dependent upon the ability of those financial institutions to perform in accordance with the terms of the agreements. At March 31, 2000, the Corporation had no outstanding hedging contracts or other hedging commitments.

4.   GEOGRAPHIC AND SEGMENT INFORMATION

The Corporation operates in the gold mining industry in the United States, and has exploration and development properties in Latin America. Its major product and only identifiable segment is gold, and all gold revenues and operating costs are derived in the United States.

            PROPERTY, PLANT AND EQUIPMENT, NET, BY GEOGRAPHIC REGION

                                                   MARCH 31     December 31
                                                       2000            1999
                                                -----------     -----------
                                                (Unaudited)       (Audited)
U.S.                                              $ 6,529         $ 6,870
Latin America                                      21,035          21,254
                                                  -------         -------
   Total property, plant and equipment, net       $27,564         $28,124
                                                  =======         =======

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

The significant differences in the consolidated statements of earnings (loss) relative to U.S. GAAP were as follows:

                         CONSOLIDATED STATEMENTS OF LOSS

                                                Three Months Ended
                                                     March 31
                                            ---------------------------
                                                2000           1999
                                            -----------     -----------
                                            (Unaudited)     (Unaudited)
Net loss - Canadian GAAP                      $ (162)         $(3,045)
Amortization reduction (d)                        82              329
Other comprehensive income (e)                     -             (146)
                                              -----------------------
     Net loss - U.S. GAAP                        (80)          (2,862)
Other comprehensive income (e)                     -              146
                                              -----------------------
     Comprehensive loss - U.S. GAAP           $  (80)         $(2,716)
                                              =======================
Basic loss per share - U.S. GAAP              $(0.00)         $ (0.03)
---------------------------------------------------------------------

The significant differences in the consolidated balance sheets relative to U.S. GAAP were:

                           CONSOLIDATED BALANCE SHEETS

                                                 MARCH 31, 2000                           December 31, 1999
                                     -------------------------------------      -------------------------------------
                                     PER CDN.                    PER U.S.       Per Cdn.                     Per U.S.
                                       GAAP          ADJ.          GAAP           GAAP          Adj.           GAAP
                                     --------      --------      ---------      --------      --------      ---------
Current assets                       $  4,217      $      -      $   4,217      $  5,283      $      -      $   5,283
Property, plant and equipment (d)      27,649          (261)        27,388        28,146          (343)        27,803
                                     -------------------------------------      -------------------------------------
                                     $ 31,866      $   (261)     $  31,605      $ 33,429      $   (343)     $  33,086
                                     =====================================      =====================================

Current liabilities                  $  1,503           $ -      $   1,503      $  2,311      $      -      $   2,311
Long-term debt                            686             -            686           801             -            801
Provision for reclamation and
    future closure costs                3,938             -          3,938         4,428             -          4,428
                                     -------------------------------------      -------------------------------------
                                        6,127             -          6,127         7,540             -          7,540

Common shares (a, b)                  121,146        76,754        197,900       121,146        76,754        197,900
Contributed surplus (a)                     -         2,786          2,786             -         2,786          2,786
Retained deficit (a, b, c, d)         (93,938)      (79,657)      (173,595)      (93,776)      (79,739)      (173,515)
Accumulated comprehensive income            -          (144)          (144)            -          (144)          (144)
Currency translation adjustment        (1,469)            -         (1,469)       (1,481)            -         (1,481)
                                     -------------------------------------      -------------------------------------
                                     $ 31,866      $   (261)     $  31,605      $ 33,429      $   (343)     $  33,086
                                     =====================================      =====================================

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (U.S. dollars in thousands, unless specified otherwise)

This discussion should be read in conjunction with the consolidated financial statements of Vista Gold Corp. (the "Corporation") for the three months ended March 31, 2000 and 1999 and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in Canada without audit.

INTRODUCTION

During the three months ended March 31, 2000, the Corporation had one gold producing mine located in Nevada and one development project located in Bolivia.

At the Hycroft mine in Nevada, mining activities were suspended in December 1998 because of the continued depression in gold prices. Gold processing and recovery at the Hycroft mine will continue from ore previously mined and placed on the leach pads during 2000 and into 2001. Hycroft mine gold production for 2000 is estimated to be approximately 12,000 ounces.

In Bolivia, a feasibility study on the Amayapampa project was recently completed. The Corporation has been in discussions with various lenders regarding the debt-financing component for the project and is exploring alternatives to complete the total financing package.

In 1998, the Corporation acquired the Mineral Ridge mine, a gold property also located in Nevada. In 1999, after efforts to recommence mining and processing activities at the Mineral Ridge mine were unsuccessful, the Mineral Ridge mine applied for protection under the U.S. Bankruptcy Code in order to begin the process of a permanent cessation of all mining activities. Accordingly, effective December 1999, the Corporation ceased consolidating its investment in Mineral Ridge Resources Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

Net losses for the three months ended March 31, 2000 were $0.2 million as compared to net losses of $3.0 million for the same period in 1999. The primary reasons for the decrease in net losses were the lower levels of activity at the Hycroft mine and the discontinuance of operations at the Mineral Ridge mine, which had significant start up expenses in 1999 and is no longer being consolidated.

Gold sales of $1.4 million for the three months ended March 31, 2000 decreased $5.0 million from the same period in 1999. The decrease in gold sales was directly related to gold production, which decreased 14,333 ounces from 1999, and a $49 decrease in the average gross price realized per ounce of gold sold. Gold production and gold prices were as follows:

                                                 Three Months Ended
                                                      March 31
                                                 ------------------
                                                  2000        1999
                                                 -----       ------
Hycroft mine gold production (ounces)            4,927       15,770
Mineral Ridge mine gold production (ounces)          -        3,490
                                                 -----       ------
                                                 4,927       19,260
                                                 =====       ======

Average gross realized price per ounce           $ 284       $  333
Average spot price per ounce                     $ 290       $  287

At the Hycroft mine, the decrease in gold production was attributable to the suspension of mining activities in December 1998. All subsequent Hycroft gold production has been, and will be, from ore previously mined and placed on the leach pads. As the mine continues to produce gold, the remaining ounces on the leach pads will decrease. During this process, the rate of gold production will decline until the recoverable gold ounces on the leach pads have been produced.

The cost of mining operations decreased $5.4 million to $1.1 million for the three months ended March 31, 2000. Significant cost reductions resulted from the suspension of mining activities at the Hycroft and Mineral Ridge mines. Mine operating costs were as follows:

                                          Three Months Ended
                                          ------------------
                                           2000        1999
                                          ------      ------
Hycroft mine operating costs              $1,080      $5,228
Mineral Ridge mine operating costs             -       1,303
                                          ------      ------
                                          $1,080      $6,531
                                          ======      ======

At the Hycroft mine, mining activities were suspended in December 1998, and as a result, there were no mining costs during the three months ended March 31, 2000. Processing and other operating costs decreased significantly during this period reflecting reduced levels of operating activities and lower gold production. During the quarter ended March 31, 2000, the cash operating cost per ounce was $217 as compared to $332 for the same period in 1999.

Depreciation, depletion and amortization ("DD&A") for the first quarter of 2000 decreased significantly from the same period in 1999. At the Hycroft mine, a significant portion of the property, plant and equipment is amortized using the units of production method of depreciation based on proven and probable reserves. Those assets have been fully amortized and, as a result, DD&A at the mine is minimal.

The provision for reclamation and closure costs for the three months ended March 31, 2000 was nominal and relatively unchanged from 1999. At the Hycroft mine, reclamation and closure costs were fully accrued in 1998 and no further provisions are anticipated.

Mineral exploration, property evaluation and holding costs for the three months ended March 31, 2000 of $0.5 million were relatively unchanged from the same period in 1999. The 2000 costs included $0.2 million in holding costs for the Corporation's Bolivian properties, $0.2 million in exploration expenditures at the Hycroft mine and $0.1 million in other exploration and evaluation expenditures.

Corporate administration and investor relations expenditures decreased 33 percent from the first quarter of 1999, as the Corporation continued to minimize its corporate overhead expenses. Interest expense decreased from $0.3 million in the first quarter of 1999 to a $36,000 in the first quarter of 2000, reflecting the Corporation's lower average debt balance.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's consolidated cash balance on March 31, 2000 was $1.6 million, a decrease of $0.7 million from December 31, 1999. Operating activities used $0.6 million and financing activities used $0.1 million of cash.

At the Hycroft mine, operating activities for the first three months of 2000 generated $0.3 million of cash before reclamation expenditures of $0.4 million. The Corporation's Bolivian holding costs and corporate overhead costs each required $0.2 million during the first quarter of 2000. Net cash used for operating activities during the first three months of 2000 was as follows:

                                                         2000
                                                         -----
Hycroft mine                                             $(128)
Bolivian holding costs                                    (224)
Corporate administration and investor relations           (235)
                                                         -----
                                                         $(587)
                                                         =====

Net investing activities during the first three months of 2000 were nominal, as the proceeds received from the sale of surplus mining equipment at the Hycroft mine were approximately the same amount as the additions to property, plant and equipment during the period.

In April 1999, the Hycroft mine entered into a debt agreement with Finova Capital Corporation through which Hycroft received $1.5 million in cash. The interest rate on the loan is 10.61 percent and the loan is collateralized by certain mobile equipment assets at the Hycroft mine. The repayment terms of the loan require 36 equal monthly installments, which commenced in May 1999, and the Hycroft mine repaid $0.1 million of the outstanding debt balance during the first quarter of 2000.

RECLAMATION AND ENVIRONMENTAL COSTS

Management estimates the reclamation and closure costs for the Corporation's Hycroft mine to be $3.9 million. These costs were charged to earnings over the life of the mining activity and the provision to date is $3.9 million. In April 1995, the Nevada Bureau of Land Management ("BLM") approved an amended Hycroft mine reclamation plan that included the Brimstone deposit, and a surety bond in the amount of $5.1 million was posted to secure reclamation obligations under the plan. During the first three months of 2000, the Corporation incurred $0.4 million in reclamation and closure-related expenditures at the Hycroft mine.

REGULATORY COMPLIANCE AND OTHER MATTERS

During the first three months of 2000, there were no material environmental incidents or non-compliance events with any applicable environmental or other regulations.

GOING CONCERN

The Corporation's consolidated cash balance was $1.6 million as of March 31, 2000. Management estimates consolidated total cash expenditures of $1.4 million for remainder of the year 2000. If the current depressed market for gold prices continues, it may be necessary for the Corporation to modify its 2000 operating plan to achieve further reductions in operating and general and administrative expenses.

The Corporation relies on the Hycroft mine as its only current source of operating cash flows. Mining activities at Hycroft were suspended in 1998. The Hycroft mine is currently producing gold from ore previously mined and placed on the leach pads. However, the remaining ounces of gold on the leach pads are decreasing and as a result, the rate of gold production will continue to decrease throughout the year 2000. The Corporation is investigating the economic feasibility of restarting the Hycroft mine and developing the Amayapampa project in Bolivia, both of which are dependent upon the Corporation's ability to raise additional capital.

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

OUTLOOK

At the Hycroft mine, gold production from ore previously mined and placed on the leach pads is expected to be 12,000 ounces for the year. During 1999, Hycroft mine gold production consistently exceeded expectations and as a result, the Corporation conducted studies and a drilling program to determine the extent of the remaining Brimstone gold resource. The studies indicated that during the period of 1996 through 1998, gold production from the north end of the Brimstone deposit exceeded planned production by 47,090 ounces, or 26%. The excess gold production was a result of mining more ore tons at a higher average grade than predicted in the exploration reserve model. The studies and drilling program resulted in a recalculated mineable reserve of
23.96 million tons of ore grading 0.021 ounces per ton containing 495,000 ounces of gold. The stripping ratio is expected to be 1.24 tons of waste to each ton of ore.

The Corporation is currently completing a study to restart mining operations at its Brimstone deposit. A positive result from the program could allow the Hycroft mine to resume mining operations and gold production, provided that the Corporation can obtain additional capital. Currently, the Corporation plans to maintain the plant and facilities on a standby basis until production can be restarted. In the short-term, the Corporation will continue reclamation activities in areas that would not be affected by future operations.

In Bolivia, the Corporation recently completed a feasibility study on the Amayapampa project. Based on a gold price of $300 per ounce, the proven and probable reserves at Amayapampa are calculated to be 9.3 million tonnes (10.2 million tons) grading 1.76 grams per tonne (0.051 ounces per ton) including dilution, containing 526,000 ounces of gold. Within this reserve, an optimized plan at a gold price of $325 per ounce will generate an after-tax internal rate of return of 20%. The initial capital costs are estimated to be $25.0 million, including working capital and a 20% contingency. The Corporation has been in discussions with various lenders regarding the debt-financing component for the project and is exploring alternatives to complete the total financing package.

Management is attempting to further reduce its corporate overhead costs and minimize discretionary expenditures in an effort to preserve capital. The Corporation believes that it's current cash on hand together with estimated revenues from the sale of gold production from ore previously mined and placed on the leach pads at the Hycroft mine will be sufficient to fund ongoing operating activities and maintain its properties for the next 12 to 14 months beyond which, if the Corporation is unable to raise additional capital or the gold price does not improve significantly, the Corporation will have to examine other alternatives including the disposal of surplus assets at the Hycroft mine. Management believes the Corporation could raise sufficient funds from the sale of surplus assets to repay its remaining indebtedness related to the Hycroft mine of approximately $1.0 million and continue to fund its ongoing activities and maintain its properties until mid-2002. The Corporation will have to raise additional funds from external sources in order to restart mining activities at the Hycroft mine or begin construction and development activities at the Amayapampa project in Bolivia. Accordingly, the Corporation is actively investigating various alternatives, including debt financing, the issuance of equity, mergers with other companies, and the sale of property interests. During 2000, the Corporation's activities will focus on the advancement of its two development projects and the preservation of its working capital resources.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

The Corporation is engaged in gold mining and related activities, including exploration, extraction, processing and reclamation. Gold bullion is the Corporation's principal product. Changes in the price of gold could significantly affect the Corporation's profitability and cash flows. Gold prices may fluctuate widely from time to time. For a description of factors that affect gold prices, see note 1(a) to the consolidated financial statements for the year ended December 31, 1999 filed under "Form 10-K, Item
8. Consolidated Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements".

Using current 2000 estimates of production at an estimated average gold price of $300 per ounce and management's estimate of expected operating expenses, a $10 change in the gold price would result in an increase or decrease of approximately $0.1 million in net income and cash flows.

The Corporation occasionally utilizes derivative commodity instruments to manage the Corporation's exposure to the risks associated with fluctuations in the price of gold by protecting the selling price of a portion of its production. The commodity instruments are not used for trading purposes. The market risk of these commodity instruments to the Corporation's cash flow is related to the possible failure of all counterparties to honor their contractual obligations. Precious metals contracts between the Corporation and various counterparties involve the requirement that the Corporation deliver gold to the counterparty at agreed-upon prices. If the counterparty is unable to fulfill its purchase obligations, there is no guarantee that the Corporation will be able to receive the agreed-upon sales price in the open market. If the Corporation is unable to produce sufficient gold to meet its hedging contract obligations, it may be obligated to purchase such gold in the open market. For further information regarding the Corporation's hedging program, see note 3 to the consolidated financial statements for the three months ended March 31, 2000 under "Item 1. Financial Statements - Notes to Consolidated Financial Statements".

At March 31, 2000, the Corporation had no outstanding hedging contracts or other hedging commitments.

INTEREST RATE RISK

At March 31, 2000, the interest rate on the Corporation's long-term debt was 10.61%. The interest rate on this debt is fixed. Management does not believe that the Corporation is exposed to major interest rate risk and the Corporation does not utilize market risk sensitive instruments to manage its exposure to this risk.

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

On December 10, 1999, Mineral Ridge Inc., a wholly owned subsidiary of Vista Gold, voluntarily filed for protection under the U.S. Bankruptcy Code. See "Form 10-K, Item 2. Properties - Mineral Ridge Mine" for the year ended December 31, 1999.

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            11.01  Statement re: Computation of per Share Earnings.

            27.01  Financial Data Schedule.

            99.01  First Quarter 2000 Report to Shareholders.

       (b)  Reports on Form 8-K

            The following documents were filed under cover of Form 8-K during the quarter ended March 31, 2000:

            1. Report dated January 18, 2000 regarding an update and 1999 gold production.

            2.     Report dated February 7, 2000 regarding agreements in
                   Bolivia.

            3.     Report dated March 27, 2000 regarding the
                   Corporation's results for the year ended December 31, 1999 and new ore reserves at the Hycroft mine.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VISTA GOLD CORP.
                                    (Registrant)


Date: May 11, 2000                  By: /s/ MICHAEL B. RICHINGS
                                        -------------------------------------
                                        Michael B. Richings
                                        President and Chief Executive Officer


Date: May 11, 2000                  By: /s/ ROGER L. SMITH
                                        -------------------------------------
                                        Roger L. Smith
                                        Vice President Finance

                                  EXHIBIT INDEX

Exhibit Number     Description                                         Page
--------------     -----------                                         ----
    11.01          Computation of per Share Earnings                     17

    27.01          Financial Data Schedule                               18

    99.01          First Quarter 2000 Report to Shareholders             19