Form 10-Q
period 2000-06-30
VISTA GOLD CORP
filed 2000-08-14
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                   (Mark One)

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 FOR
                    THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                -----------------

                          COMMISSION FILE NUMBER 1-9025

                                VISTA GOLD CORP.
             (Exact name of registrant as specified in its charter)

            Continued under the laws
             of the Yukon Territory                  (Not Applicable)
          (State or other jurisdiction       (IRS Employer Identification No.)
       of incorporation or organization)

             7961 Shaffer Parkway
                    Suite 5
              Littleton, Colorado                          80127
   (Address of principal executive offices)             (Zip Code)

                                 (720) 981-9551
              (Registrant's telephone number, including area code)

                                -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X       No
                               -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   90,715,040
                                   ----------
         Common Shares, without par value, outstanding at July 28, 2000

                                -----------------

                                VISTA GOLD CORP.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30,2000

                                      INDEX

                                                                                               PAGE
                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         (i)    Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999            3

         (ii)   Consolidated Statements of Loss for the three and six months ended June 30,      4
                2000 and June 30, 1999

         (iii)  Consolidated Statements of Deficit for the three and six months ended June
                30, 2000 and June 30, 1999                                                       4

         (iv)   Consolidated Statements of Cash Flows for the three
                and six months ended June 30, 2000 and June 30, 1999                             5

         (v)    Notes to Consolidated Financial Statements                                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             13

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                      14

ITEM 2.  CHANGES IN SECURITIES                                                                  14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                        14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    14

ITEM 5.  OTHER INFORMATION                                                                      14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                       14

                                  SIGNATURES                                                    15

                                EXHIBIT INDEX                                                   16

       In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  VISTA GOLD CORP.
                            CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30     December 31
                            (U.S. DOLLARS IN THOUSANDS)                         2000            1999
                            ----------------------------                      ------           -----
                                                                         (Unaudited)       (Audited)
ASSETS:
Cash and cash equivalents                                           $          423   $        2,331
Marketable securities                                                            -               77
Accounts receivable                                                          1,781            1,571
Gold inventory                                                                   -              117
Supplies and other                                                             851            1,187
                                                                    --------------------------------
   Current assets                                                            3,055            5,283

Property, plant and equipment, net                                          27,198           28,124
Other assets                                                                    63               22
                                                                    --------------------------------
   Long-term assets                                                         27,261           28,146
                                                                    --------------------------------
       Total assets                                                 $       30,316   $       33,429
                                                                    ================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                                    $          207   $          744
Accrued liabilities and other                                                  433            1,086
Current portion of long-term debt - Note 2                                     508              481
                                                                    --------------------------------
   Current liabilities                                                       1,148            2,311

Long-term debt - Note 2                                                        540              801
Accrued reclamation and closure costs                                        3,646            4,411
Other liabilities                                                               11               17
                                                                    --------------------------------
   Long-term liabilities                                                     4,197            5,229
                                                                    --------------------------------
       Total liabilities                                                     5,345            7,540

Capital stock, no par value per share:
   Preferred - unlimited shares authorized; no shares
   outstanding Common - unlimited shares authorized; shares
   outstanding:
       2000 and 1999 - 90,715,040                                          121,146          121,146
Deficit                                                                    (94,693)         (93,776)
Currency translation adjustment                                             (1,482)          (1,481)
                                                                    --------------------------------
   Total shareholders' equity                                               24,971           25,889
                                                                    ================================
       Total liabilities and shareholders' equity                   $       30,316   $       33,429
                                                                    ================================

Nature of operations and going concern - Note 1
Commitments and contingencies - Note 3

Approved by the Board of Directors

/s/ DAVID R. SINCLAIR                     /s/ KEITH STEEVES
-----------------------                   -----------------------
David R. Sinclair                         Keith Steeves
Chairman                                  Director

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                VISTA GOLD CORP.
                         CONSOLIDATED STATEMENTS OF LOSS

                                                                Three Months Ended            Six Months Ended
                                                                     June 30                      June 30
                                                                     -------                      -------
      (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)           2000          1999           2000            1999
      -----------------------------------------------          -----         -----          ----            ----
                                                            (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
REVENUES:
Gold sales                                                 $     1,217  $      4,862   $      2,615    $    11,272
Other revenues                                                      23            30             42             55
                                                           ----------------------------------------------------------
   Total revenues                                                1,240         4,892          2,657         11,327

COSTS AND EXPENSES:
Production costs                                                   795         5,638          1,874         12,169
Depreciation, depletion and amortization                           220         1,915            441          3,423
Provision for reclamation and closure costs                          6            63             15             92
Operating leases                                                     -            44              -             44
Mineral exploration, property evaluation and holding costs         585           652          1,088          1,191
Corporate administration                                           215           152            459            540
Investor relations                                                 133           154            174            192
Interest expense                                                    32           301             69            571
Loss (gain) on disposal of assets                                   10             5           (132)             5
Gain on sale of marketable securities                                -             -           (280)             -
Equity in loss and impairment of Zamora Gold Corp.                   -           457              -            601
Other expense (income)                                              (1)            2           (134)            21
                                                           ----------------------------------------------------------
   Total costs and expenses                                      1,995         9,383          3,574         18,849

Net loss before taxes                                             (775)       (4,491)          (917)        (7,522)

Income taxes                                                         -             -              -             14

                                                           ----------------------------------------------------------
     Net loss                                              $      (775)  $    (4,491)   $      (917)   $    (7,536)
                                                           =========================================================

Weighted average shares outstanding                         90,715,040    90,715,040     90,715,040     90,715,040
--------------------------------------------------------------------------------------------------------------------
Net loss per share                                         $     (0.01)  $     (0.05)   $     (0.01)   $     (0.08)
--------------------------------------------------------------------------------------------------------------------


                                VISTA GOLD CORP.
                       CONSOLIDATED STATEMENTS OF DEFICIT

                                                        Three Months Ended                Six Months Ended
                                                             June 30                          June 30
                                                             -------                          -------
          (U.S. DOLLARS IN THOUSANDS)                  2000             1999            2000             1999
          ----------------------------                 -----            -----           -----            ----
                                                    (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
Deficit, beginning of period                    $     (93,938)    $     (69,121) $     (93,776)    $     (66,076)

Net loss                                                 (755)           (4,491)          (917)           (7,536)

                                                ------------------------------------------------------------------
Deficit, end of period                          $     (94,693)    $     (73,612) $     (94,693)    $     (73,612)
                                                ==================================================================


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                VISTA GOLD CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended                Six Months Ended
                                                                   June 30                          June 30
                                                       ------------------------------------------------------------------
             (U.S. DOLLARS IN THOUSANDS)                     2000            1999             2000            1999
             ---------------------------                     -----           -----            -----           ----
                                                       ------------------------------------------------------------------
                                                          (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $        (755)   $     (4,491)   $        (917)  $       (7,536)
Depreciation, depletion and amortization                         220           1,915              441            3,423
Amortization of hedging gains                                      -          (1,498)               -           (1,150)
Provision for reclamation and closure costs                        6              63               15               92
Loss (gain) on sale of assets                                     10               5             (132)               5
Equity in loss and impairment of Zamora Gold Corp.                 -             457                -              601
Loss (gain) on currency translation                              (13)             34                -               59
Other non-cash items                                              (4)             (3)              (6)              (5)
                                                      ------------------------------------------------------------------
                                                                (536)         (3,518)            (599)          (4,511)

NET CASH FLOWS FROM OPERATING ACTIVITIES:
Marketable securities                                              -              (2)              77               15
Accounts receivable                                             (376)          1,673             (210)             (55)
Gold inventory                                                    70             746              117            3,222
Supplies and other                                               265           2,522              336            2,397
Accounts payable                                                 (54)            248             (413)            (577)
Accrued liabilities and other                                   (314)             67             (448)             (52)
Reclamation and closure costs                                   (298)           (399)            (690)            (935)
                                                      ------------------------------------------------------------------
                                                              (1,243)          1,337           (1,830)            (496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                        (1)         (1,244)            (117)          (1,624)
Proceeds from disposal of assets                                 137               3              313               86
Investment in and advances to Zamora Gold Corp.                    -             (15)               -              (30)
Other assets                                                      23             (67)             (41)              11
                                                      ------------------------------------------------------------------
                                                                 159          (1,323)             155           (1,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                                 -           1,500                -            1,500
Repayment of debt                                               (118)            (46)            (233)            (389)
                                                      ------------------------------------------------------------------
                                                                (118)          1,454             (233)           1,111

Net increase (decrease) in cash and cash equivalents          (1,202)          1,468           (1,908)            (942)

Cash and cash equivalents, beginning of period                 1,625           2,376            2,331            4,786

                                                      ------------------------------------------------------------------
     Cash and cash equivalents, end of period            $       423   $       3,844      $       423    $       3,844
                                                      ==================================================================

Supplemental cash flow information
  Cash paid during the year for:
     Interest paid                                               $42            $298              $74             $566
     Income taxes paid (recovered)                                 -               -                -                -

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

The consolidated financial statements of Vista Gold Corp. for the six months ended June 30, 2000 have been prepared in accordance with accounting principles generally accepted in Canada by the Corporation without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the interim financial information set forth herein, have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

(b)      GOING CONCERN
These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern that assumes the realization of assets and the discharge of liabilities in the normal course of business. The Corporation's consolidated cash balance was $0.4 million as of June 30, 2000. If the current depressed market for gold prices continues, it may be necessary for the Corporation to modify its 2000 operating plan to achieve further reductions in operating and general and administrative expenses.

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

The Corporation's ability to continue as a going concern is dependent upon obtaining additional capital. Management is actively pursuing additional sources of capital, including debt financing, the issuance of equity, mergers or joint ventures with other companies and the sale of property interests or surplus assets. In the event that management is unable to obtain additional capital, there is substantial doubt about the ability of the Corporation to continue as a going concern. These financial statements do not give effect to any adjustments, which may be necessary should the Corporation be unable to continue as a going concern.

2.       LONG-TERM DEBT

In April 1999, Hycroft Resources & Development, Inc. ("Hycroft"), a wholly-owned subsidiary of the Corporation, entered into a debt agreement with Finova Capital Corporation through which Hycroft received $1.5 million in cash. The interest rate on the loan is 10.61 percent and the loan is collateralized by certain mobile equipment assets at Hycroft. The repayment terms of the loan require 36 equal monthly installments, which commenced in May 1999. As of June 30, 2000, Hycroft had repaid $0.5 million of the debt, and the current portion of the Hycroft long-term debt was $0.5 million.

3.       COMMITMENTS AND CONTINGENCIES

As part of its gold hedging program, the Corporation enters into agreements with major financial institutions to deliver gold. Realization under these agreements is dependent upon the ability of those financial institutions to perform in accordance with the terms of the agreements. At June 30, 2000, the Corporation had no outstanding hedging contracts or other hedging commitments.

4.       GEOGRAPHIC AND SEGMENT INFORMATION

The Corporation operates in the gold mining industry in the United States, and has exploration and development properties in Canada and Latin America. Its major product and only identifiable segment is gold, and all gold revenues and operating costs are derived in the United States.

            PROPERTY, PLANT AND EQUIPMENT, NET, BY GEOGRAPHIC REGION

                                                      JUNE 30     December 31
                                                         2000            1999
                                                  (Unaudited)       (Audited)
                                              ---------------     ------------
U.S.                                          $         6,166 $         6,870
Latin America                                          21,032          21,254
                                              --------------------------------
   Total property, plant and equipment, net   $        27,198 $        28,124
                                              ================================

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

The significant differences in the consolidated statements of earnings (loss) relative to U.S. GAAP were as follows:

                                          CONSOLIDATED STATEMENTS OF LOSS

                                                              Three Months Ended             Six Months Ended
                                                                   JUNE 30                       JUNE 30
                                                                   -------                       -------
     (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)          2000         1999             2000          1999
     -----------------------------------------------         -----        -----            -----         ----
                                                          (Unaudited)  (Unaudited)      (Unaudited)   (Unaudited)
Net loss - Canadian GAAP                                  $     (755)  $   (4,491)      $      (917)  $    (7,536)
Amortization reduction (d)                                        17          169                99           498
Other comprehensive income (e)                                     -          168                 -            22
                                                          ------------------------     ---------------------------
     Net loss - U.S. GAAP                                       (738)      (4,154)             (818)       (7,016)

Other comprehensive income (e)                                     -         (168)                -           (22)
                                                          ------------------------     ---------------------------
     Comprehensive loss - U.S. GAAP                       $     (738)  $   (4,322)      $      (818)  $    (7,038)
                                                          ========================     ===========================

Basic loss per share - U.S. GAAP                          $    (0.01)  $    (0.05)      $     (0.01)  $     (0.08)
--------------------------------------------------------------------------------------------------------------------

The significant differences in the consolidated balance sheets relative to U.S. GAAP were:


                           CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30, 2000                      DECEMBER 31, 1999
                                               PER CDN.               PER U.S.        PER CDN.              PER U.S.
                                                 GAAP       ADJ.        GAAP            GAAP       ADJ.       GAAP
                                              ----------  ----------  ---------    ----------  ----------  ---------
                                                        (Unaudited)                             (Audited)
Current assets                                 $   3,055  $       -   $  3,055       $  5,283  $       -   $  5,283
Property, plant and equipment (d)                 27,261       (244)    27,017         28,146       (343)    27,803
                                              ---------------------------------    ---------------------------------
                                               $  30,316  $    (244)  $ 30,072       $ 33,429  $    (343)  $ 33,086
                                              =================================    =================================

Current liabilities                            $   1,148  $       -   $  1,148       $  2,311  $       -   $  2,311
Long-term debt                                       551          -        551            801          -        801
Provision for reclamation and
    future closure costs                           3,646          -      3,646          4,428          -      4,428
                                              ---------------------------------    ---------------------------------
                                                   5,345          -      5,345          7,540          -      7,540

Common shares (a, b)                             121,146     76,754    197,900        121,146     76,754    197,900
Contributed surplus (a)                                -      2,786      2,786              -      2,786      2,786
Retained deficit (a, b, c, d)                    (94,693)   (79,640)  (174,333)       (93,776)   (79,739)  (173,515)
Accumulated comprehensive income                       -       (143)      (143)             -       (144)      (144)
Currency translation adjustment                   (1,482)         -     (1,482)        (1,481)         -     (1,481)
                                              ---------------------------------    ---------------------------------
                                               $  31,866  $    (244)  $ 30,072       $ 33,429  $    (343)  $ 33,086
                                              =================================    =================================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (U.S. dollars in thousands, unless specified otherwise)

This discussion should be read in conjunction with the consolidated financial statements of Vista Gold Corp. (the "Corporation") for the six months ended June 30, 2000 and 1999 and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in Canada without audit.

INTRODUCTION

During the six months ended June 30, 2000, the Corporation had one gold producing mine located in Nevada and one development project located in Bolivia.

At the Hycroft mine in Nevada, mining activities were suspended in December 1998 because of the continued depression in gold prices. Gold processing and recovery at the Hycroft mine will continue during 2000 and into 2001 from ore previously mined and placed on the leach pads. Hycroft mine gold production for 2000 is estimated to be approximately 12,000 ounces.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

Net losses for the three months ended June 30, 2000 were $0.8 million as compared to net losses of $4.5 million for the same period in 1999. The primary reasons for the decrease in net losses were the lower levels of activity at the Hycroft mine and the discontinuance of operations at the Mineral Ridge mine, which had significant start up expenses in 1999 and is no longer being consolidated.

Gold sales of $1.2 million for the three months ended June 30, 2000 decreased $3.6 million from the same period in 1999. The decrease in gold sales was directly related to gold production, which decreased 13,800 ounces from 1999. The decrease in gold production was partially offset by a $19 increase in the average gross price realized per ounce of gold sold. Gold production and gold prices were as follows:

                                                                  Three Months Ended
                                                                        JUNE 30
                                                                        -------
                                                                2000              1999
                                                                ----              ----
         Hycroft mine gold production (ounces)                 4,212            10,104
         Mineral Ridge mine gold production (ounces)               -             7,908
                                                               -----            ------
                                                               4,212            18,012

         Average gross realized price per ounce                $ 289            $  270
         Average spot price per ounce                          $ 280            $  274

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

Production costs decreased $4.8 million to $0.8 million for the three months ended June 30, 2000. Significant cost reductions resulted from the suspension of mining activities at the Hycroft and Mineral Ridge mines. Production costs were as follows:

                                                 Three Months Ended
                                                       JUNE 30
                                                       -------
                                               2000              1999
                                               ----              ----
Hycroft mine production costs                 $ 795           $ 2,200
Mineral Ridge mine operating costs                -             3,438
                                              -----           -------
                                              $ 795           $ 5,638

At the Hycroft mine, mining activities were suspended in December 1998, and as a result, there were no mining costs during the three months ended June 30, 2000. Processing and other operating costs decreased significantly during this period reflecting reduced levels of operating activities and lower gold production. During the quarter ended June 30, 2000, the cash operating cost per ounce was $186 as compared to $307 for the same period in 1999.

Depreciation, depletion and amortization ("DD&A") for the second quarter of 2000 decreased significantly from the same period in 1999. At the Hycroft mine, a significant portion of the property, plant and equipment was amortized using the units of production method of depreciation based on proven and probable reserves. Those assets have been fully amortized and as a result, DD&A at the mine is minimal.

The provision for reclamation and closure costs for the three months ended June 30, 2000 was nominal and relatively unchanged from 1999. At the Hycroft mine, reclamation and closure costs were fully accrued in 1998 and no further provisions are anticipated, except for nominal amounts related to ongoing severance accruals.

Mineral exploration, property evaluation and holding costs for the three months ended March 31, 2000 of $0.6 million were relatively unchanged from the same period in 1999. The costs for the quarter ended June 30, 2000 included $0.3 million in holding costs for the Corporation's Bolivian properties, $0.2 million in exploration expenditures at the Hycroft mine and $0.1 million in other exploration and evaluation expenditures.

Corporate administration and investor relations expenditures were relatively unchanged from the second quarter of 1999. Interest expense decreased from $0.3 million in the second quarter of 1999 to $32,000 in the second quarter of 2000, reflecting the Corporation's lower average debt balance.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

Net losses for the six months ended June 30, 2000 were $0.9 million as compared to net losses of $7.5 million for the same period in 1999. The primary reasons for the decrease in net losses were the lower levels of activity at the Hycroft mine and the discontinuance of operations at the Mineral Ridge mine, which had significant start up expenses in 1999 and is no longer being consolidated.

Gold sales of $2.6 million for the six months ended June 30, 2000 decreased $8.7 million from the same period in 1999. The decrease in gold sales was directly related to gold production, which decreased 28,133 ounces from 1999, and a $16 decrease in the average gross price realized per ounce of gold sold, which included substantial hedging gains in 1999. Gold production and gold prices were as follows:

                                                                      Six Months Ended
                                                                          JUNE 30
                                                                          -------
                                                                  2000              1999
                                                                  ----              ----
         Hycroft mine gold production (ounces)                   9,139            25,874
         Mineral Ridge mine gold production (ounces)                 -            11,398
                                                                 -----            ------
                                                                 9,139            37,272

         Average gross realized price per ounce                  $ 286            $  302
         Average spot price per ounce                            $ 285            $  280

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

Production costs decreased $10.3 million to $1.9 million for the six months ended June 30, 2000. Significant cost reductions resulted from the suspension of mining activities at the Hycroft and Mineral Ridge mines. Production costs were as follows:

                                                   Six Months Ended
                                                        JUNE 30
                                                        -------
                                                  2000              1999
                                                  ----              ----
Hycroft mine production costs                  $ 1,874           $ 7,426
Mineral Ridge mine operating costs                   -             4,743
                                               -------          --------
                                               $ 1,874          $ 12,169
                                               =======          ========

At the Hycroft mine, mining activities were suspended in December 1998, and as a result, there were no mining costs during the six months ended June 30, 2000. Processing and other operating costs decreased significantly during this period reflecting reduced levels of operating activities and lower gold production. During the six months ended June 30, 2000, the cash operating cost per ounce was $203 as compared to $320 for the same period in 1999.

Depreciation, depletion and amortization ("DD&A") for the first six months of 2000 decreased significantly from the same period in 1999. At the Hycroft mine, a significant portion of the property, plant and equipment was amortized using the units of production method of depreciation based on proven and probable reserves. Those assets have been fully amortized and as a result, DD&A at the mine is minimal.

The provision for reclamation and closure costs for the six months ended June 30, 2000 was nominal and relatively unchanged from 1999. At the Hycroft mine, reclamation and closure costs were fully accrued in 1998 and no further provisions are anticipated, except for nominal amounts related to ongoing severance accruals.

Mineral exploration, property evaluation and holding costs for the six months ended June 30, 2000 of $1.1 million were relatively unchanged from the same period in 1999. The costs for the six months ended June 30, 2000 included $0.5 million in holding costs for the Corporation's Bolivian properties, $0.4 million in exploration expenditures at the Hycroft mine and $0.2 million in other exploration and evaluation expenditures.

Corporate administration and investor relations expenditures were decreased 16 percent to $0.6 million for the first six months of 2000, reflecting the Corporation's efforts to minimize overhead expenses. Interest expense decreased from $0.6 million for the six months ended June 30, 1999 to a $0.1 million for the same period in 2000, reflecting the Corporation's lower average debt balance.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's consolidated cash balance on June 30, 2000 was $0.4 million, a decrease of $1.9 million from December 31, 1999. Operating activities used $1.8 million, investing activities provided $0.1 million and financing activities used $0.2 million of cash.

At the Hycroft mine, operating activities for the first six months of 2000 generated $0.4 million of cash, before reclamation expenditures and changes in non-cash working capital, which used $1.2 million. The Corporation's Bolivian holding costs and corporate overhead costs each required $0.5 million during the first quarter of 2000. Net cash used for operating activities during the first six months of 2000 was as follows:

                                                              2000
                                                              ----
Hycroft mine                                              $  (756)
Bolivian holding costs                                       (510)
Corporate administration and investor relations              (564)
                                                          --------
                                                          $(1,830)

Net investing activities during the first six months of 2000 were nominal. Proceeds received from the sale of surplus mining equipment at the Hycroft mine were $0.3 million and the amount spent on additions to property, plant and equipment and other assets during the period was $0.2 million. The net cash flow from investing activities was $0.1 million during the six months ended June 30, 2000.

In April 1999, the Hycroft mine entered into a debt agreement with Finova Capital Corporation through which Hycroft received $1.5 million in cash. The interest rate on the loan is 10.61 percent and the loan is collateralized by certain mobile equipment assets at the Hycroft mine. The repayment terms of the loan require 36 equal monthly installments, which commenced in May 1999, and the Hycroft mine repaid $0.2 million of the outstanding debt balance during the first six months of 2000.

RECLAMATION AND ENVIRONMENTAL COSTS

Management estimates the reclamation and closure costs for the Corporation's Hycroft mine to be $3.6 million. These costs were charged to earnings over the life of the mining activity and the provision to date is $3.6 million. In April 1995, the Nevada Bureau of Land Management ("BLM") approved an amended Hycroft mine reclamation plan that included the Brimstone deposit, and a surety bond in the amount of $5.1 million was posted to secure reclamation obligations under the plan. During the first six months of 2000, the Corporation incurred $0.7 million in reclamation and closure-related expenditures at the Hycroft mine.

REGULATORY COMPLIANCE AND OTHER MATTERS

During the first six months of 2000, there were no material environmental incidents or non-compliance events with any applicable environmental or other regulations.

GOING CONCERN

The Corporation's consolidated cash balance was $0.4 million as of June 30, 2000. If the current depressed market for gold prices continues, it may be necessary for the Corporation to modify its 2000 operating plan to achieve further reductions in operating and general and administrative expenses.

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

The Corporation's ability to continue as a going concern is dependent upon obtaining additional capital. Management is actively pursuing additional sources of capital, including debt financing, the issuance of equity, mergers or joint ventures with other companies and the sale of property interests or surplus assets. In the event that management is unable to obtain additional capital, there is substantial doubt about the ability of the Corporation to continue as a going concern.

OUTLOOK

At the Hycroft mine, gold production from ore previously mined and placed on the leach pads is expected to be 12,000 ounces for the year. During 1999 and the first six months of 2000, Hycroft mine gold production consistently exceeded expectations. As a result, the Corporation conducted studies and a drilling program to determine the extent of the remaining Brimstone gold resource. The Corporation retained Mineral Resources Development, Inc. ("MRDI") to re-estimate the currently defined gold resources in the Brimstone deposit and to audit the mineable reserves calculated by the Corporation based upon the MRDI resource model. MRDI calculated a total resource of 56.0 million tons grading 0.0184 ounces per ton with 1,032,000 contained ounces of gold and 9,374,000 contained ounces of silver.

Based upon this resource, the Corporation designed two possible pits to develop the mineral resources. MRDI audited the work performed by the Corporation and confirmed that the estimates of proven and probable reserves and mineral resources are reasonable and were estimated in accordance with industry standards.

Based on the larger of the two possible pits, the Corporation completed a feasibility-level financial analysis of the incremental benefit of restarting the run-of-mine heap-leaching operation at Hycroft. The analysis showed that the project would produce approximately 350,000 ounces of gold over a seven-year period at an average cash cost of $204 per ounce of gold and generate an after-tax internal rate of return of 34 percent at a $300 per ounce gold price. Provided that the Corporation can obtain additional capital, mining operations at the Hycroft mine's Brimstone deposit could be restarted.

In addition to the defined mineral resources in the Brimstone pit, the Corporation's exploration and review work has identified eight areas at Hycroft that are either drilled or partially drilled, which it estimates would yield an additional 14.9 million tons at 0.017 ounces per ton gold, containing 250,000 ounces of mineral resources with additional drilling. The Corporation has also identified a significant geochemical anomaly in an area to the east of the Brimstone pit that was previously thought to contain no mineralization. This area, which is approximately 2,200 feet long by 700 feet wide is about half the length of the original Brimstone deposit and is in an area immediately east of what was thought to be a bounding geologic fault. This anomaly is significantly stronger than any other area on the Hycroft property and could be indicative of higher-grade mineralization. The same geochemical program also points to other areas previously unexplored, which may contain more oxide mineralization.

In Bolivia, the Corporation completed a feasibility study on the Amayapampa project. Based on a gold price of $300 per ounce, the proven and probable reserves at Amayapampa are calculated to be 9.3 million tonnes (10.2 million tons) grading 1.76 grams per tonne (0.051 ounces per ton) including dilution, containing 526,000 ounces of gold. Within this reserve, an optimized plan at a gold price of $325 per ounce will generate an after-tax internal rate of return of 20%. The initial capital costs are estimated to be $25.0 million, including working capital and a 20% contingency. The Corporation has been in discussions with various lenders regarding the debt-financing component for the project and is exploring alternatives to complete the total financing package. However, in light of the continued low gold prices, the Corporation has taken many steps to reduce the cost of its activities and holding costs in Bolivia while preserving its property interests in the Amayapampa project.

Management is attempting to further reduce its corporate overhead costs and minimize discretionary expenditures in an effort to preserve capital. Recently, the Corporation began the process of relocating its corporate administration office to a more efficient and less costly location. The Corporation believes that it's current cash on hand together with estimated revenues from the sale of gold production from ore previously mined and placed on the leach pads at the Hycroft mine will be sufficient to fund ongoing operating activities and maintain its properties for the next 10 to 12 months beyond which, if the Corporation is unable to raise additional capital or the gold price does not improve significantly, the Corporation will have to examine other alternatives including the disposal of surplus assets at the Hycroft mine. Management believes the Corporation could raise sufficient funds from the sale of surplus assets to repay its remaining indebtedness related to the Hycroft mine of approximately $1.0 million and continue to fund its ongoing activities and maintain its properties until mid-2002. The Corporation will have to raise additional funds from external sources in order to restart mining activities at the Hycroft mine or begin construction and development activities at the Amayapampa project in Bolivia. Accordingly, the Corporation is actively investigating various alternatives, including debt financing, the issuance of equity, mergers with other companies, and the sale or joint venture of property interests. During 2000, the Corporation's activities will focus on corporate strategies to advance its two development projects and improve its financial position.

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

The Corporation occasionally utilizes derivative commodity instruments to manage the Corporation's exposure to the risks associated with fluctuations in the price of gold by protecting the selling price of a portion of its production. The commodity instruments are not used for trading purposes. The market risk of these commodity instruments to the Corporation's cash flow is related to the possible failure of all counterparties to honor their contractual obligations. Precious metals contracts between the Corporation and various counterparties involve the requirement that the Corporation deliver gold to the counterparty at agreed-upon prices. If the counterparty is unable to fulfill its purchase obligations, there is no guarantee that the Corporation will be able to receive the agreed-upon sales price in the open market. If the Corporation is unable to produce sufficient gold to meet its hedging contract obligations, it may be obligated to purchase such gold in the open market. For further information regarding the Corporation's hedging program, see note 3 to the consolidated financial statements for the six months ended June 30, 2000 under "Item 1. Financial Statements - Notes to Consolidated Financial Statements".

At June 30, 2000, the Corporation had no outstanding hedging contracts or other hedging commitments.

INTEREST RATE RISK

At June 30, 2000, the interest rate on the Corporation's long-term debt was 10.61%. The interest rate on this debt is fixed. Management does not believe that the Corporation is exposed to major interest rate risk and the Corporation does not utilize market risk sensitive instruments to manage its exposure to this risk.

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

                None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                11.01    Statement re: Computation of per Share Earnings.

                27.01    Financial Data Schedule.

                99.01    Second Quarter 2000 Report to Shareholders

        (b)     Reports on Form 8-K

                The following documents were filed under cover of Form 8-K during the quarter ended June 30, 2000:

                1. Report dated May 8, 2000 regarding the Corporation's results for the three months ended March 31, 2000.

                2. Report dated June 19, 2000 regarding the new ore reserve model at the Hycroft mine Brimstone deposit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VISTA GOLD CORP.
                                    (Registrant)


Date:   July 28, 2000               By: /s/ MICHAEL B. RICHINGS
                                       -------------------------
                                       Michael B. Richings
                                       President and Chief Executive Officer


Date:   July 28, 2000               By: /s/ ROGER L. SMITH
                                       -------------------------
                                       Roger L. Smith
                                       Vice President Finance

                                  EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION                                     PAGE
--------------      -----------                                     ----
    11.01           Computation of per Share Earnings                 17

    27.01           Financial Data Schedule                           18

    99.01           Second Quarter 2000 Report to Shareholders        19