Form 10-Q
period 2000-09-30
VISTA GOLD CORP
filed 2000-11-14
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

                                   (Mark One)

/ X /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

/   /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                 -------------

                          COMMISSION FILE NUMBER 1-9025

                                VISTA GOLD CORP.
             (Exact name of registrant as specified in its charter)

           Continued under the laws of                (Not Applicable)
               the Yukon Territory             (IRS Employer Identification No.)
          (State or other jurisdiction
        of incorporation or organization)


             7961 Shaffer Parkway
                   Suite 5
              Littleton, Colorado                           80127
    (Address of principal executive offices)             (Zip Code)

                               (720) 981-1185
              (Registrant's telephone number, including area code)

                                 -------------

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

                                  90,715,040
                                  ----------

       Common Shares, without par value, outstanding at October 30, 2000

                                 -------------

                                VISTA GOLD CORP.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----

                                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS (Unaudited)

                  (i)       Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999     3

                 (ii)       Consolidated Statements of Loss for the three and nine months ended
                            September 30, 2000 and September 30, 1999                                      4

                (iii)       Consolidated Statements of Deficit for the three and nine months ended         4
                            September 30, 2000 and September 30, 1999

                 (iv)       Consolidated Statements of Cash Flows for the three and nine months ended      5
                            September 30, 2000 and September 30, 1999

                  (v)       Notes to Consolidated Financial Statements                                     6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      9

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                14


                                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                                                         15

ITEM 2.         CHANGES IN SECURITIES                                                                     15

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                                                           15

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       15

ITEM 5.         OTHER INFORMATION                                                                         15

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                                          15




                                                    SIGNATURES                                            17

                                                   EXHIBIT INDEX                                          18

       In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

                          PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                 VISTA GOLD CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                                     SEPTEMBER 30      December 31
                            (U.S. DOLLARS IN THOUSANDS)                                      2000             1999
                            ----------------------------                                     ----             ----
                                                                                      (Unaudited)        (Audited)
ASSETS:
Cash and cash equivalents                                                          $          638   $        2,331
Marketable securities                                                                           -               77
Accounts receivable                                                                         1,120            1,571
Gold inventory                                                                                  -              117
Supplies and other                                                                            599            1,187
                                                                                   --------------------------------
   Current assets                                                                           2,357            5,283

Property, plant and equipment, net                                                         26,724           28,124
Other assets                                                                                   55               22
                                                                                   --------------------------------
   Long-term assets                                                                        26,779           28,146

                                                                                   ================================
       Total assets                                                                $       29,136   $       33,429
                                                                                   ================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                                                   $          108   $          744
Accrued liabilities and other                                                                 335            1,086
Current portion of long-term debt - Note 2                                                    522              481
                                                                                   --------------------------------
   Current liabilities                                                                        965            2,311

Long-term debt - Note 2                                                                       301              801
Accrued reclamation and closure costs                                                       3,484            4,411
Other liabilities                                                                               9               17
                                                                                   --------------------------------
   Long-term liabilities                                                                    3,794            5,229

                                                                                   --------------------------------
       Total liabilities                                                                    4,759            7,540

Capital stock, no par value per share:
     Preferred - unlimited shares authorized; no shares outstanding Common -
     unlimited shares authorized; shares outstanding:
          2000 and 1999 - 90,715,040                                                      121,146          121,146
Deficit                                                                                   (95,282)         (93,776)
Currency translation adjustment                                                            (1,487)          (1,481)
                                                                                  --------------------------------
       Total shareholders' equity                                                          24,377           25,889

                                                                                   ================================
            Total liabilities and shareholders' equity                             $       29,136   $       33,429
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

Nature of operations and going concern - Note 1
Commitments and contingencies - Note 3

Approved by the Board of Directors

/s/ DAVID R. SINCLAIR                          /s/ KEITH STEEVES
-------------------------                      -------------------------
David R. Sinclair                              Keith Steeves
Chairman                                       Director

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                           FINANCIAL STATEMENTS.

                                VISTA GOLD CORP.
                         CONSOLIDATED STATEMENTS OF LOSS

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30                  September 30
                                                                   ------------                  ------------
     (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)            2000          1999           2000            1999
     -----------------------------------------------           ----          ----           ----            ----
                                                            (Unaudited)   (Unaudited)    (Unaudited)     (Unaudited)
REVENUES:
Gold sales                                                 $        696   $     4,742    $    3,312    $     16,014
Other revenues                                                        3            12            45              67
                                                           ---------------------------------------------------------
   Total revenues                                                   699         4,754         3,357          16,081

COSTS AND EXPENSES:
Production costs                                                    375         5,044         2,194          17,211
Depreciation, depletion and amortization                            215          (159)          655           3,263
Provision for reclamation and closure costs                           -            91            15             182
Operating leases                                                      -             -             -              44
Mineral exploration, property evaluation and holding                336           997         1,481           2,188
  costs
Corporate administration                                            282           153           741             693
Investor relations                                                   13            38           187             231
Interest expense                                                     25           342            94             913
Loss (gain) on disposal of assets                                    30             -          (102)              5
Gain on sale of marketable securities                                 -             -          (280)              -
Equity in loss and impairment of Zamora Gold Corp.                    -             -             -             601
Other expense (income)                                               46            (2)          (88)             22
                                                           ---------------------------------------------------------
   Total costs and expenses                                       1,322         6,504         4,897          25,353

Loss before taxes                                                   623         1,750         1,540           9,272

Income taxes (recoveries)                                           (33)           38           (33)             52

                                                           ---------------------------------------------------------
     Loss                                                  $        590    $    1,788    $    1,507    $      9,324
                                                           =========================================================

Weighted average shares outstanding                          90,715,040    90,715,040    90,715,040      90,715,040
--------------------------------------------------------------------------------------------------------------------

Loss per share                                             $       0.01    $     0.02    $     0.02    $       0.10
--------------------------------------------------------------------------------------------------------------------




                                VISTA GOLD CORP.
                       CONSOLIDATED STATEMENTS OF DEFICIT

                                                       Three Months Ended                Nine Months Ended
                                                          September 30                     September 30
                                                          ------------                     ------------
         (U.S. DOLLARS IN THOUSANDS)                  2000             1999            2000             1999
         ----------------------------                 ----             ----            ----             ----
                                                   (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
Deficit, beginning of period                    $      94,692     $      73,612  $      93,775     $      66,076

Loss                                                      590             1,788          1,507             9,324

                                                ------------------------------------------------------------------
Deficit, end of period                          $      95,282     $      75,400  $      95,282     $      75,400
                                                ==================================================================


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                           FINANCIAL STATEMENTS.

                                VISTA GOLD CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Three Months Ended                Nine Months Ended
                                                                September 30                     September 30
                                                                ------------                     ------------
                                                      ----------------------------------------------------------------
            (U.S. DOLLARS IN THOUSANDS)                   2000             1999             2000            1999
            ---------------------------                   -----            ----             ----            ----
                                                      ----------------------------------------------------------------
                                                       (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $       (590)    $   (1,788)      $    (1,507)    $     (9,324)

Depreciation, depletion and amortization                       214            (159)             655            3,263
Amortization of hedging gains                                    -               -                -           (1,150)
Provision for reclamation and closure costs                      -              91               15              182
Loss (gain) on sale of assets                                   30               -             (102)               5
Equity in loss and impairment of Zamora Gold Corp.               -               -                -              601
Loss (gain) on currency translation                             (5)              2               (5)              60
Other non-cash items                                            (3)             (3)              (9)              (9)
                                                      ----------------------------------------------------------------
                                                              (354)         (1,857)            (953)          (6,372)

NET CASH FLOWS FROM OPERATING ACTIVITIES:
Marketable securities                                            -               -               77               14
Accounts receivable                                            661            (818)             451             (873)
Gold inventory                                                   -             394              117            3,615
Supplies and other                                             253             640              589            3,037
Accounts payable                                               (99)            (87)            (512)            (664)
Accrued liabilities and other                                  (95)             39             (543)              (8)
Reclamation and closure costs                                 (162)           (379)            (852)          (1,314)
                                                      ----------------------------------------------------------------
                                                               204           2,068           (1,626)          (2,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                       5            (273)            (112)          (1,897)
Proceeds from disposal of assets                               224               -              537               86
Investment in and advances to Zamora Gold Corp.                  -               -                -              (30)
Other assets                                                     7             126              (34)             137
                                                      ----------------------------------------------------------------
                                                               236            (147)             391           (1,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt                                               -               -                -            1,500
Repayment of debt                                             (225)            (93)            (458)            (481)
                                                      ----------------------------------------------------------------
                                                              (225)            (93)            (458)           1,019

Net increase (decrease) in cash and cash equivalents           215          (2,308)          (1,693)          (3,250)

Cash and cash equivalents, beginning of period                 423           3,844            2,331            4,786

                                                      ----------------------------------------------------------------
     Cash and cash equivalents, end of period          $       638     $     1,536      $       638     $      1,536
                                                       ===============================================================


Supplemental cash flow information
  Cash paid during the year for:
     Interest paid                                             $25            $338              $99             $904
     Income taxes paid (recovered)                               -              38                -               38

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                           FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands unless specified otherwise)

1.       NATURE OF OPERATIONS AND GOING CONCERN

(a)      NATURE OF OPERATIONS

Vista Gold Corp. (the "Corporation") is engaged in gold production and related activities in the United States, Canada, and Latin America, including exploration, extraction, processing and reclamation. Gold bullion is the Corporation's principal product, which is a commodity produced throughout the world.

The consolidated financial statements of Vista Gold Corp. for the nine months ended September 30, 2000 have been prepared in accordance with accounting principles generally accepted in Canada by the Corporation without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the interim financial information set forth herein, have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

(b)      GOING CONCERN

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern that assumes the realization of assets and the discharge of liabilities in the normal course of business. The Corporation's consolidated cash balance was $0.6 million as of September 30, 2000. If the current depressed market for gold prices continues, it may be necessary for the Corporation to modify its 2001 operating plan to achieve further reductions in operating and general and administrative expenses.

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

2.       LONG-TERM DEBT

In April 1999, Hycroft Resources & Development, Inc. ("Hycroft"), a wholly-owned subsidiary of the Corporation, entered into a debt agreement with Finova Capital Corporation through which Hycroft received $1.5 million in cash. The interest rate on the loan is 10.61 percent and the loan is collateralized by certain mobile equipment assets at Hycroft. The repayment terms of the loan require 36 equal monthly installments, which commenced in May 1999. As of September 30, 2000, Hycroft had repaid $0.8 million of the debt, and the current portion of the Hycroft long-term debt was $0.5 million.

3.       COMMITMENTS AND CONTINGENCIES

As part of its gold hedging program, the Corporation enters into agreements with major financial institutions to deliver gold. Realization under these agreements is dependent upon the ability of those financial institutions to perform in accordance with the terms of the agreements. At September 30, 2000, the Corporation had no outstanding hedging contracts or other hedging commitments.

On August 25, 2000 United States Fidelity and Guaranty Company (USF&G) brought a claim in the United States District Court of Nevada against the Corporation and various other defendants for approximately $800,000, which it alleges is the deficiency between the face amount of the $1.6 million reclamation bond it issued for the Mineral Ridge Mine and the collateral it holds from Mineral Ridge Resources Inc. The claim alleges that the Corporation is liable to USF&G as an indemnitor under the bond and the Corporation denies that it has any liability. An Emergency Motion for

Preliminary Injunction filed by USF&G on the 7th of September to compel performance and the posting of additional collateral by Vista Gold and other defendants under the same claim was denied by the court on October 16, 2000 on the basis that there was no evidence of Vista Gold ever agreeing to be bound as an indemnitor. The ultimate outcome is not determinable at this time.

4.       GEOGRAPHIC AND SEGMENT INFORMATION

The Corporation operates in the gold mining industry in the United States, and has exploration and development properties in Canada and Latin America. Its major product and only identifiable segment is gold, and all gold revenues and operating costs are derived in the United States.

              PROPERTY, PLANT AND EQUIPMENT, NET, BY GEOGRAPHIC REGION

                                                                  SEPTEMBER 30     December 31
                                                                          2000            1999
                                                                          ----            ----
                                                                   (Unaudited)       (Audited)
U.S.                                                              $      5,697     $     6,870
Latin America                                                           21,027          21,254
                                                                  ------------     -----------
    Total property, plant and equipment, net                      $     26,724     $    28,124
                                                                  ============     ===========

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

(b) Under Canadian GAAP, the amalgamation of Granges and Hycroft was treated in a manner similar to a pooling of interests. Under U.S. GAAP, the amalgamation did not meet the conditions for a pooling of interests. Accordingly, the transaction is treated as a purchase under U.S. GAAP, with the excess of purchase price over the net book value of Hycroft's net assets allocated to mineral properties.

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

The significant differences in the consolidated statements of earnings (loss) relative to U.S. GAAP were as follows:

                         CONSOLIDATED STATEMENTS OF LOSS

                                                              Three Months Ended             Nine Months Ended
                                                                September 30                   September 30
                                                                ------------                   ------------
     (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)           2000         1999              2000         1999
     -----------------------------------------------          -----        -----             -----        ----
                                                           (Unaudited)  (Unaudited)       (Unaudited)  (Unaudited)
Net loss - Canadian GAAP                                  $      (590)  $   (1,788)      $    (1,507)  $   (9,324)
Amortization reduction (d)                                          -          135                99          633
Other comprehensive income (e)                                      -            -                 -           22
                                                          --------------------------     --------------------------
     Net loss - U.S. GAAP                                        (590)      (1,653)           (1,408)      (8,669)

Other comprehensive income (e)                                      -            -                 -          (22)
                                                          --------------------------     --------------------------
     Comprehensive loss - U.S. GAAP                       $      (590)  $   (1,653)      $    (1,408)  $   (8,691)
                                                          ==========================     ==========================

Basic loss per share - U.S. GAAP                          $     (0.01)  $    (0.02)      $     (0.02)  $    (0.09)
--------------------------------------------------------------------------------------------------------------------


The significant differences in the consolidated balance sheets relative to U.S. GAAP were:


                        CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 30, 2000                  December 31, 1999
                                                      ------------------                  -----------------
                                                 PER CDN.              PER U.S.       Per Cdn.            Per U.S.
                                                   GAAP       ADJ.       GAAP           GAAP      Adj.      GAAP
                                                   ----       ---        ----           ----      ---       ----
                                                          (Unaudited)                          (Audited)
Current assets                                  $  2,357   $      -   $   2,357      $  5,283   $      -   $   5,283
Property, plant and equipment (d)                 26,779       (244)     26,535        28,146       (343)     27,803
                                              ---------------------------------    ---------------------------------
                                                $ 29,136   $   (244)  $  28,892      $ 33,429   $   (343)  $  33,086
                                              =================================    =================================

Current liabilities                             $    965   $      -   $     965      $  2,311   $      -   $   2,311
Long-term debt                                       310          -         310           801          -         801
Provision for reclamation and
    future closure costs                           3,484          -       3,484         4,428          -       4,428
                                              ---------------------------------    ---------------------------------
                                                   4,759          -       4,759         7,540          -       7,540

Common shares (a, b)                             121,146     76,754     197,900       121,146     76,754     197,900
Contributed surplus (a)                                -      2,786       2,786             -      2,786       2,786
Retained deficit (a, b, c, d)                    (95,282)   (79,640)   (174,992)      (93,776)   (79,739)   (173,515)
Accumulated comprehensive income                       -       (143)       (143)            -       (144)       (144)
Currency translation adjustment                   (1,487)         -      (1,487)       (1,481)         -      (1,481)
                                              ---------------------------------    ---------------------------------
                                                $ 29,136   $   (244)  $  28,892      $ 33,429   $   (343)  $  33,086
                                              =================================    =================================

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (U.S. dollars in thousands, unless specified otherwise)

This discussion should be read in conjunction with the consolidated financial statements of Vista Gold Corp. (the "Corporation") for the nine months ended September 30, 2000 and 1999 and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in Canada without audit.

INTRODUCTION

During the nine months ended September 30, 2000, the Corporation had one gold producing mine located in Nevada and one development project located in Bolivia.

At the Hycroft mine in Nevada, mining activities were suspended in December 1998 because of the continued depression in gold prices. Gold processing and recovery at the Hycroft mine will continue during 2000 and into 2001 from ore previously mined and placed on the leach pads. Hycroft mine gold production for 2000 is estimated to be approximately 13,000 ounces (an increase of 1,000 ounces over our previous estimate at the end of the second quarter).

In Bolivia, a feasibility study on the Amayapampa project has been completed. The Corporation has been in discussions with various lenders regarding the debt-financing component for the project and is exploring alternatives to complete the total financing package.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

Net losses for the three months ended September 30, 2000 were $0.6 million as compared to net losses of $1.8 million for the same period in 1999. The primary reasons for the decrease in net losses were the lower levels of activity at the Hycroft mine and the discontinuance of operations at the Mineral Ridge mine, which had significant start up expenses in 1999 and is no longer being consolidated.

Gold sales of $0.7 million for the three months ended September 30, 2000 decreased $4.0 million from the same period in 1999. The decrease in gold sales was primarily due to lower gold production, which decreased 13,876 ounces from 1999. The decrease in gold sales was partially due to $27 decrease in the average gross price realized per ounce of gold sold. Gold production and gold prices were as follows:

                                                                  Three Months Ended
                                                                     September 30
                                                               ------------------------
                                                                 2000              1999
                                                                 ----              ----
         Hycroft mine gold production (ounces)                  2,691             8,065
         Mineral Ridge mine gold production (ounces)                -             8,502
                                                               ------           -------
                                                                2,691            16,567

         Average gross realized price per ounce                $  259           $   286
         Average spot price per ounce                          $  277           $   259

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

Production costs decreased $4.7 million to $0.4 million for the three months ended September 30, 2000 as compared to the same period in 1999. Significant cost reductions resulted from the suspension of mining activities at the Hycroft and Mineral Ridge mines. Production costs were as follows:

                                                                   Three Months Ended
                                                                      September 30
                                                                 ----------------------
                                                                 2000              1999
                                                                 ----              ----
Hycroft mine production costs                                    $375            $2,269
Mineral Ridge mine operating costs                                  -             2,792
                                                                 ----            ------
                                                                 $375            $5,061

At the Hycroft mine, mining activities were suspended in December 1998, and as a result, there were no mining costs during the three months ended September 30, 2000. Processing and other operating costs decreased significantly during this period reflecting reduced levels of operating activities and lower gold production. During the quarter ended September 30, 2000, the cash operating cost per ounce was $137 as compared to $301 for the same period in 1999.

Depreciation, depletion and amortization ("DD&A") for the third quarter of 2000 was $0.2 million as compared to a credit of $0.2 million in the same period in 1999. The credit in third quarter of 1999 included a $1.0 million adjustment to the year to date DD&A of Mineral Ridge Resources. At the Hycroft mine, a significant portion of the property, plant and equipment was amortized using the units of production method of depreciation based on proven and probable reserves. Those assets have been fully amortized and as a result, DD&A at the mine is minimal.

The provision for reclamation and closure costs for the three months ended September 30, 1999 was $91,000. The $91,000 was reclamation and closure costs for the Mineral Ridge Mine. At the Hycroft mine, reclamation and closure costs were fully accrued in 1998 and no further provisions are anticipated, as a result there was no reclamation provision for the three ended September 30, 2000.

Mineral exploration, property evaluation and holding costs for the three months ended September 30, 2000 of $0.3 million were $0.6 million less than the same period in 1999. The costs for the quarter ended September 30, 2000 included $0.1 million in holding costs for the Corporation's Bolivian properties and $0.2 million in exploration and holding costs at the Hycroft mine.

Corporate administration and investor relations expenditures were $0.3 million for the three months ended September 30, 2000, $0.1 million higher than the same quarter of 1999. Interest expense decreased from $94,000 in the third quarter of 1999 to $25,000 in the third quarter of 2000, reflecting the Corporation's lower debt balance.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

Net losses for the nine months ended September 30, 2000 were $1.5 million as compared to net losses of $9.3 million for the same period in 1999. The primary reasons for the decrease in net losses were the lower levels of activity at the Hycroft mine and the discontinuance of operations at the Mineral Ridge mine, which had significant start up expenses in 1999 and is no longer being consolidated.

Gold sales of $3.3 million for the nine months ended September 30, 2000 decreased $12.7 million from the same period in 1999. The lower gold sales were due to a decrease of 42,009 ounces of gold production and a $17 decrease in the gross realized price per ounce from 1999. Gold production and gold prices were as follows:

                                                                   Nine Months Ended
                                                                     September 30
                                                                ------------------------
                                                                 2000              1999
                                                                 ----              ----
         Hycroft mine gold production (ounces)                  11,830            33,939
         Mineral Ridge mine gold production (ounces)                 -            19,900
                                                                ------            ------
                                                                11,830            53,839

         Average gross realized price per ounce                   $280              $297
         Average spot price per ounce                             $282              $273

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

Production costs decreased $15.0 million to $2.2 million for the nine months ended September 30, 2000. Significant cost reductions resulted from the suspension of mining activities at the Hycroft and Mineral Ridge mines. Production costs were as follows:

                                                                    Nine Months Ended
                                                                      September 30
                                                                ------------------------
                                                                 2000              1999
                                                                 ----              ----
Hycroft mine production costs                                   $2,194           $ 9,696
Mineral Ridge mine operating costs                                   -             7,515
                                                                ------          --------
                                                                $2,194           $17,211

At the Hycroft mine, mining activities were suspended in December 1998, and as a result, there were no mining costs during the nine months ended September 30, 2000. Processing and other operating costs decreased significantly during this period reflecting reduced levels of operating activities and lower gold production. During the nine months ended September 30, 2000, the cash operating cost per ounce was $183 as compared to $280 for the same period in 1999.

Depreciation, depletion and amortization ("DD&A") for the first nine months 2000 decreased significantly from the same period in 1999. At the Hycroft mine, a significant portion of the property, plant and equipment was amortized using the units of production method of depreciation based on proven and probable reserves. Those assets have been fully amortized and as a result, DD&A at the mine is minimal.

The provision for reclamation and closure costs for the nine months ended September 30, 2000 was $15,000 compared to $182,000 in the same period of 1999. At the Hycroft mine, reclamation and closure costs were fully accrued in 1998 and no further provisions are anticipated, except for nominal amounts related to ongoing severance accruals.

Mineral exploration, property evaluation and holding costs for the nine months ended September 30, 2000 of $1.5 million, $0.7 million less than the same period in 1999. The costs for the nine months ended September 30, 2000 included $0.5 million in holding costs for the Corporation's Bolivian properties, $0.7 million in exploration and holding costs at the Hycroft mine and $0.3 million in other exploration and evaluation expenditures.

Corporate administration and investor relations expenditures were $0.9 million for the first nine months of 2000, unchanged from the same period in 1999. Interest expense decreased from $0.6 million for the six months ended June 30, 1999 to a $0.1 million for the same period in 2000, reflecting the Corporation's lower debt balance.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's consolidated cash balance on September 30, 2000 was $0.6 million, a decrease of $0.9 million from December 31, 1999. Operating activities used $1.6 million, investing activities provided $0.4 million and financing activities used $0.4 million of cash.

The Hycroft mine, operating activities for the first nine months of 2000 generated $1.1 million of cash, before reclamation expenditures and changes in non-cash working capital, which used $1.2 million. The Corporation's Bolivian holding costs required $0.1 million and corporate overhead costs required $0.3 million of cash during the third quarter of 2000. Net cash used for operating activities during the first nine months of 2000 was as follows:

                                                                 2000
                                                                 ----
Hycroft mine                                                   $  (144)
Bolivian holding costs                                            (577)
Corporate administration and investor relations                   (905)
                                                               --------
                                                               $(1,626)

Net investing activities during the first nine months of 2000 generated $0.4 million of cash. Proceeds received from the sale of mining equipment at the Hycroft mine were $0.5 million and the amount spent on additions to property, plant and equipment and other assets during the period was $0.1 million. The net cash flow from investing activities was $0.4 million during the nine months ended September 30, 2000.

In April 1999, the Hycroft mine entered into a debt agreement with Finova Capital Corporation through which Hycroft received $1.5 million in cash. The interest rate on the loan is 10.61 percent and the loan is collateralized by certain mobile equipment assets at the Hycroft mine. The repayment terms of the loan require 36 equal monthly installments, which commenced in May 1999, and the Hycroft mine repaid $0.5 million of the outstanding debt balance during the first nine months of 2000.

RECLAMATION AND ENVIRONMENTAL COSTS

Management estimates the reclamation and closure costs for the Corporation's Hycroft mine to be $3.5 million. These costs were charged to earnings over the life of the mining activity and the provision to date is $3.5 million. In April 1995, the Nevada Bureau of Land Management ("BLM") approved an amended Hycroft mine reclamation plan that included the Brimstone deposit, and a surety bond in the amount of $5.1 million was posted to secure reclamation obligations under the plan. During the first nine months of 2000, the Corporation incurred $0.9 million in reclamation and closure-related expenditures at the Hycroft mine.

REGULATORY COMPLIANCE AND OTHER MATTERS

During the first nine months of 2000, there were no material environmental incidents or non-compliance events with any applicable environmental or other regulations.

GOING CONCERN

The Corporation's consolidated cash balance was $0.6 million as of September 30, 2000. If the current depressed market for gold prices continues, it may be necessary for the Corporation to modify its 2001 operating plan to achieve further reductions in operating and general and administrative expenses.

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

OUTLOOK

At the Hycroft mine gold production from ore previously mined and placed on the leach pads is expected to reach 13,000 ounces for the year (an increase of 1,000 ounces over our previous estimate at the end of the second quarter). Gold production continues to exceed expectations and the overall recovery from the Brimstone heap is now close to 78-percent of cyanide soluble gold, compared to previous estimates of 75-percent. Re-circulation of solutions and gold recovery will continue into 2001 when we expect to produce in excess of 3,000 ounces of gold from existing heaps. With the continuing low gold price environment, the Corporation re-examined the feasibility study for restarting the run-of-mine heap leaching operation at Hycroft at a higher production rate.
This scenario would produce approximately 350,000 ounces of gold over a five year period instead of the seven year period first contemplated. The accelerated production rate substantially improves the economics and shows that the project would have a cash cost of $183 an ounce with an after tax internal rate of return of 31-percent at a $275 gold price. The incremented capital required to restart the Brimstone operation is $13 million plus working capital of $5 million and if the Corporation is able to obtain this additional capital, mining operations could restart immediately, as the project is fully permitted, and infrastructure and key management is in place.

In addition to the defined mineral resources in the Brimstone pit and the defined areas where additional exploration drilling could add up to 250,000 ounces of oxide mineral resources, compilation of existing geologic and drill hole data has continued through the quarter confirming that Hycroft is a large epithermal gold system with multiple targets for high-grade mineralization (greater than 0.1 ounce per ton gold). The exploration database for the Hycroft project area now consists of around 320,000 blast holes, 3,000 exploration drill holes and various geochemical surveys, however only six drill holes have penetrated the levels considered most permissive for high-grade exploration targets.

In Bolivia while the Corporation continues to pursue funding alternatives for the Amayapampa project, the ongoing low gold price has discouraged potential investors. The project feasibility study is complete and the Corporation will continue to maintain this project until such time that it can be developed.

Management has continued to focus on cost reduction measures, capital conservation and the pursuit of strategic alliances to enhance shareholder value. The Corporation has moved its administration office into more efficient, less-expensive quarters with reduced overheads. At the end of the quarter Michael B. Richings announced his retirement as president and CEO of the Corporation and was replaced by Ronald (Jock) McGregor, Vice President of Operations and Development.

With the Corporation's current cash position, the sale of gold production and disposal of surplus assets at Hycroft, management believes the Corporation will be able to pay its remaining indebtedness, of approximately $800,000, and fund on-going activities until mid-2002. The Corporation will have to raise additional funds from external sources in order to restart mining activities at the Hycroft mine or begin construction and development activities at the Amayapampa project in Bolivia. Accordingly the Corporation continues to investigate various alternatives, including debt financing, the issuance of equity, mergers with other companies, and the sale or joint venture of property interests.

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

The Corporation occasionally utilizes derivative commodity instruments to manage the Corporation's exposure to the risks associated with fluctuations in the price of gold by protecting the selling price of a portion of its production. The commodity instruments are not used for trading purposes. The market risk of these commodity instruments to the Corporation's cash flow is related to the possible failure of all counterparties to honor their contractual obligations. Precious metals contracts between the Corporation and various counterparties involve the requirement that the Corporation deliver gold to the counterparty at agreed-upon prices. If the counterparty is unable to fulfill its purchase obligations, there is no guarantee that the Corporation will be able to receive the agreed-upon sales price in the open market. If the Corporation is unable to produce sufficient gold to meet its hedging contract obligations, it may be obligated to purchase such gold in the open market. For further information regarding the Corporation's hedging program, see note 3 to the consolidated financial statements for the nine months ended September 30, 2000 under "Item 1. Financial Statements - Notes to Consolidated Financial Statements".

At September 30, 2000, the Corporation had no outstanding hedging contracts or other hedging commitments.

INTEREST RATE RISK

At September 30, 2000, the interest rate on the Corporation's long-term debt was 10.61%. The interest rate on this debt is fixed. Management does not believe that the Corporation is exposed to major interest rate risk and the Corporation does not utilize market risk sensitive instruments to manage its exposure to this risk.

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

On December 10, 1999, Mineral Ridge Resources Inc., a wholly owned subsidiary of Vista Gold, voluntarily filed for protection under the U.S. Bankruptcy Code. See "Form 10-K, Item 2. Properties - Mineral Ridge Mine" for the year ended December 31, 1999.

On August 25, 2000, United States Fidelity and Guaranty Company (USF&G) brought a claim in the United States District Court of Nevada against Vista Gold Corp., Vista Gold Holdings, Inc. and various other defendants for approximately $800,000, which it alleges is the deficiency between the face amount of the $1.6 million reclamation bond it issued for the Mineral Ridge Mine and the collateral it holds from Mineral Ridge Resources Inc.

Mineral Ridge Resources Inc., a wholly-owned subsidiary of Vista Gold, is presently in Chapter 11 bankruptcy proceedings as previously reported. The claim alleges that Vista Gold is liable to USF&G as an indemnitor under the bond and Vista Gold denies that it has any liability. An Emergency Motion for Preliminary Injunction filed by USF&G on the 7th of September to compel performance and the posting of additional collateral by Vista Gold and other defendants under the same claim was denied by the court on October 16, 2000 on the basis that there was no evidence of Vista Gold ever agreeing to be bound as an indemnitor.


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

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              11.01    Statement re: Computation of per Share Earnings.

              27.01    Financial Data Schedule.

              99.01    Second Quarter 2000 Report to Shareholders.

         (b)  Reports on Form 8-K

              The following documents were filed under cover of Form 8-K during the quarter ended September 30, 2000:

              1. Report dated August 8, 2000 regarding the Corporation's results for the six months ended June 30, 2000.

              2. Report dated August 31, 2000 regarding a claim that USF&G had filed in the United States District Court of Nevada.

              3.   September 7, 2000 regarding the appointment of Mr. Ronald
                   (Jock) McGregor as president and CEO.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VISTA GOLD CORP.
                                      (Registrant)

Date: October 30, 2000                By: /s/ Ronald J. McGregor
                                         -----------------------
                                         Ronald J. McGregor
                                         President and Chief Executive Officer

Date: October 30, 2000                By: /s/ Robert  L. Folen
                                         ---------------------
                                         Robert L. Folen
                                         Vice President Finance

                                  EXHIBIT INDEX

EXHIBIT NUMBER                      DESCRIPTION                                                                PAGE
--------------                      -----------                                                                ----
    11.01                           Computation of per Share Earnings                                            19

    27.01                           Financial Data Schedule                                                      20

    99.01                           Third Quarter 2000 Report to Shareholders                                    21