Form 10-K
period 2000-12-31
VISTA GOLD CORP
filed 2001-03-30
CIK 783324

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

   OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to

Commission File Number 1-9025
                            ------------------------

                                VISTA GOLD CORP.

             (Exact Name of Registrant as Specified in its Charter)

CONTINUED UNDER THE LAWS OF THE YUKON TERRITORY                        NONE
        (State or other Jurisdiction of                           (IRS Employer
        Incorporation or Organization)                       Identification Number)

                    SUITE 5
              7961 SHAFFER PARKWAY
              LITTLETON, COLORADO                                     80127
    (Address of Principal Executive Offices)                        (Zip Code)

                                         (720) 981-1185
                      (Registrant's Telephone Number, Including Area Code)

                            ------------------------

SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
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

AGGREGATE MARKET VALUE OF OUTSTANDING COMMON SHARES HELD BY NON-AFFILIATES:

As of March 26, 2001, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $8,164,354.

OUTSTANDING COMMON SHARES:

As of March 26, 2001, 90,715,040 Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

To the extent herein specifically referenced in Parts III and IV, the Management Information and Proxy Circular for the registrant's 2001 Annual General Meeting. See Parts III and IV.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                          PAGE
                                        --------
GLOSSARY..............................         1
CURRENCY..............................         3
METRIC CONVERSION TABLE...............         3
UNCERTAINTY OF FORWARD-LOOKING
  STATEMENTS..........................         3
                     PART I
ITEM 1. BUSINESS......................         4
  Overview............................         4
  Segmented Financial Information.....         4
  Corporate Organization Chart........         5
  Significant Developments in 2000....         5
  Refining and Marketing..............         7
  Exploration and Business
    Development.......................         8
  Property Interests and Mining
    Claims............................         9
  Reclamation.........................         9
  Government Regulation...............         9
  Environmental Regulation............        10
  Competition.........................        10
  Employees...........................        10
  Risk Factors........................        10
ITEM 2. PROPERTIES....................        13
  Operations..........................        13
  Hycroft Mine........................        13
  Amayapampa..........................        17
  Capa Circa..........................        22
  Exploration Properties..............        22
  2000 Exploration, Property
    Evaluation and Holding
    Expenditures......................        23
  2001 Exploration Plan...............        23
ITEM 3. LEGAL PROCEEDINGS.............        23
ITEM 4. SUBMISSION OF MATTERS TO VOTE
  OF SECURITY HOLDERS.................        23
                    PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON
  EQUITY AND RELATED STOCKHOLDER
  MATTERS.............................        24
  Price Range of Common Shares........        24
  Dividends...........................        24
  Exchange Controls...................        24
  Certain Canadian Income Tax
    Considerations for Non-Residents
    of Canada.........................        24
ITEM 6. SELECTED FINANCIAL DATA.......        25
  Selected Financial Data.............        25
  United States$/Canadian$ Exchange
    Rates.............................        26

                                          PAGE
                                        --------
ITEM 7. MANAGEMENT'S DISCUSSION AND
  ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS...............        26
  Introduction........................        26
  Results of Operations...............        27
  Going Concern.......................        32
  Outlook.............................        32
ITEM 7A. QUANTITATIVE AND QUALITATIVE
  DISCLOSURES ABOUT MARKET RISK.......        33
  Commodity Price Risk................        33
  Interest Rate Risk..................        33
  Foreign Currency Exchange Rate
    Risk..............................        34
ITEM 8. CONSOLIDATED FINANCIAL
  STATEMENTS AND SUPPLEMENTARY
  DATA................................        34
  Management's Responsibility for
    Financial Information.............        34
  Report of Independent Accountants...        35
  Consolidated Financial Statements...        36
  Notes to Consolidated Financial
    Statements........................        40
ITEM 9. CHANGES IN AND DISAGREEMENTS
  WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE................        54
                    PART III
ITEM 10. DIRECTORS AND OFFICERS OF
  REGISTRANT..........................        54
  Directors...........................        54
  Executive Officers..................        55
  Executive and Audit Committees......        56
ITEM 11. COMPENSATION OF DIRECTORS AND
  OFFICERS............................        56
ITEM 12. SECURITY OWNERSHIP OF CERTAIN
  BENEFICIAL OWNERS AND MANAGEMENT....        57
ITEM 13. CERTAIN RELATIONSHIP AND
  RELATED TRANSACTIONS................        57
                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT
  SCHEDULES AND REPORTS ON FORM 8-K...        58
  Documents Filed as Part of Report...        58
  Reports on Form 8-K.................        61
SUPPLEMENTAL INFORMATION..............        61
SIGNATURES............................        62

                                    GLOSSARY

"ADIT" means a horizontal or nearly horizontal passage driven from the surface for the working or dewatering of a mine.

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

"COMPUTERSHARE" means Vista Gold's registrar and transfer agent, Computershare Trust Company of Canada (formerly Montreal Trust Company of Canada).

"CORPORATION" means the consolidated group consisting of Vista Gold Corp. and its subsidiaries Hycroft Resources & Development, Inc., Hycroft Lewis
Mine, Inc., Vista Gold Holdings Inc., Vista Gold U.S. Inc., Granges Inc., Vista Gold (Antigua) Corp., Compania Inversora Vista S.A., Minera Nueva Vista S.A., Compania Exploradora Vistex S.A., and Mineral Ridge Resources Inc.

"CUT-OFF GRADE" means the minimum grade of ore used to establish reserves.

"DA CAPO" means Da Capo Resources Ltd., a predecessor of Vista Gold.

"DEPOSIT" means an informal term for an accumulation of mineral ores.

"DIAMOND DRILL" means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, two centimeters or more in diameter.

"DORE" means unrefined gold and silver bullion consisting of approximately 90% precious metals, which will be further refined to almost pure metal.

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

"RESERVES" or "ORE RESERVES" mean that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination.

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

The exchange rate at the end of each of the five years to December 31, 2000, and the average, the high and the low rates of exchange for each year in that five year period, are set forth in "Item 6. Selected Financial Data--United States $/Canadian $ Exchange Rates". These exchange rates are expressed as the amount of United States funds equivalent to one Canadian dollar, being the noon buying rates in New York City for cable transfers in Canadian dollars, as certified for customs purposes by the Federal Reserve Bank of New York. On March 26, 2001, this noon buying rate was $1.5545 (Cdn.$1.00 equals U.S.$0.6433).

                            METRIC CONVERSION TABLE

TO CONVERT IMPERIAL MEASUREMENT UNITS     TO METRIC MEASUREMENT UNITS               MULTIPLY BY
-------------------------------------     ---------------------------               -----------
Acres...................................  Hectares................................     0.4047
Feet....................................  Meters..................................     0.3048
Miles...................................  Kilometers..............................     1.6093
Tons (short)............................  Tonnes..................................     0.9071
Gallons.................................  Liters..................................     3.7850
Ounces (troy)...........................  Grams...................................     31.103
Ounces (troy) per ton (short)...........  Grams per tonne.........................     34.286

                   UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This document, including any documents that are incorporated by reference as set forth on the face page under "Documents incorporated by reference", contains forwarding-looking statements concerning, among other things, projected annual gold production, mineral resources, proven or probable reserves and cash operating costs. Such statements are typically punctuated by words or phrases such as "anticipates", "estimates", "projects", "foresees", "management believes", "believes" and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that could cause actual results to differ materially from those in such forward-looking statements are identified in this document under "Item 1. Business--Risk Factors". Vista Gold assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such statements.

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

During 2000, the Corporation's primary mining operation, the Hycroft mine in Nevada remained shut down pending improved gold prices. However, the Hycroft mine continued to be the principal source of earnings because gold and by-product silver continued to be produced from ore previously placed on the heaps. See "Item 2. Properties--Hycroft Mine". In 1998, the Corporation acquired 100% of the shares of Mineral Ridge Inc., the entity that owns the Mineral Ridge mine, a gold property located in Nevada. During 1999, Mineral Ridge Inc., sought protection under the U.S. Bankruptcy Code in order to begin the process of a permanent cessation of all mining activities. By the end of 2000, the court appointed trustee had sold all the assets of Mineral Ridge Inc. and in January 2001, the bankruptcy case was dismissed. See "Item 3. Legal Proceedings". The Corporation owns the Amayapampa gold property in Bolivia for which a feasibility study was completed in 1997 and a revised feasibility study was completed in the first quarter of 2000. The Corporation's Capa Circa gold property in Bolivia was sold on February 7, 2000. See "Item 2. Properties--Amayapampa and Capa Circa Properties". The Corporation has approximately 12 additional mineral properties in North and South America covering approximately 123,500 acres (50,000 hectares) in various stages of evaluation. Vista Gold owns a 26% equity interest in Zamora, a Canadian mineral exploration company with interests in mineral concessions in southern Ecuador. See "Item 2. Properties--Exploration Properties--Ecuador". As at March 26, 2001, the Corporation has 17 full-time employees.

The Corporation derives all of its current revenues from the sale of gold extracted from the Hycroft mine. In fiscal 1998, 1999 and 2000, revenues from sales of gold were $37 million, $19 million and $4 million, respectively.

Vista Gold was originally incorporated on November 28, 1983 under the name "Granges Exploration Ltd.". In November 1983, Granges Exploration Ltd. acquired all the mining interests of Granges AB in Canada. On June 28, 1985, Granges Exploration Ltd. and Pecos Resources Ltd. amalgamated under the name "Granges Exploration Ltd." and on June 9, 1989, Granges Exploration Ltd. changed its name to "Granges Inc.". On May 1, 1995, Granges and Hycroft Resources & Development Corporation were amalgamated under the name "Granges Inc.". Effective
November 1, 1996, Granges and Da Capo Resources Ltd. amalgamated under the name "Vista Gold Corp.". Effective December 19, 1997, Vista Gold was continued from British Columbia to the Yukon Territory, Canada under the BUSINESS CORPORATIONS ACT (Yukon Territory).

The current addresses, telephone and facsimile numbers of the offices of Vista Gold are:

              EXECUTIVE OFFICE                         REGISTERED AND RECORDS OFFICE
              ----------------                         -----------------------------
       Suite 5 - 7961 Shaffer Parkway                    200 - 204 Lambert Street
          Littleton, Colorado, USA                  Whitehorse, Yukon Territory, Canada
                    80127                                        Y1A 3T2
         Telephone: (720) 981-1185                      Telephone: (867) 667-7600
         Facsimile: (720) 981-1186                      Facsimile: (867) 667-7885

SEGMENTED FINANCIAL INFORMATION

The Corporation operates in the mining industry in Canada, the United States and Latin America. For information on the Corporation's sales, earnings from operations and identifiable assets by geographic area see note 10 to the consolidated financial statements for the year ended December 31, 2000 under "Item 8. Consolidated Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements".

CORPORATE ORGANIZATION CHART

The name, place of incorporation, continuance or organization, and percent of voting securities owned or controlled by Vista Gold as of December 31, 2000 for each subsidiary of Vista Gold is set out below.

                                     [LOGO]

------------------------

(1) The Corporation is in the process of dissolving Mineral Ridge
    Resources Inc.

SIGNIFICANT DEVELOPMENTS IN 2000

HYCROFT MINE

In 2000, the Hycroft mine produced 13,493 ounces of gold and 38,418 ounces of silver. The Corporation suspended mining activities in December 1998 as a result of low gold prices. Production of gold from ore stockpiled on the heap leach pads during previous years is expected to continue in 2001. Gold production for 2001 is expected to be in excess of 3,000 ounces.

During 1999 and the early part of 2000, Vista Gold completed a new study of the ore reserves in the Brimstone deposit, the largest ore resource at the Hycroft Mine. Proven and probable minable reserves contained in the planned Brimstone Pit contain 23,791,000 tons (21,581,000 tonnes) of ore with an average gold content of 0.020 ounces per ton (0.69 grams per tonne). Ore reserve calculations were based upon a gold price of US$300 per ounce and an economic cut-off grade equivalent to 0.007 ounces of gold per ton of ore (0.24 grams per tonne). Metallurgical recovery of gold from run-of-mine leaching of the Brimstone ore is projected to be 57% and the planned pit would have a stripping ratio of 1.2-to-1.

The planned pit contains an additional 2,349,000 tons (2,130,778 tonnes) of material classified as inferred resource containing an estimated 41,535 ounces of gold (average grade--0.018 ounces per ton (0.62 grams per tonne).

Ore reserves and resources were estimated under the direction of Mr. Warren Bates, International Exploration Manager, and have been independently reviewed by Mineral Resources Development, Inc. ("MRDI"). The definition of "ore reserve" employed by Vista Gold is consistent with USGS Circular 831 and meets the standard for "probable mining reserve" under National Instrument 43-101 of the Canadian Securities Administrators. Stated inferred resources are equivalent to "inferred mineral resources" under National Instrument 43-101 of the Canadian Securities Administrators.

MINERAL RIDGE MINE

On December 10, 1999, Mineral Ridge Inc., the wholly-owned subsidiary of Vista Gold, that holds the Corporation's investment in the Mineral Ridge Mine, voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Gold production at the Mineral Ridge mine failed to meet expectations. Initially, mechanical difficulties inhibited production efforts, and as mining operations continued in the latter half of the year, the grade of the ore mined was less than that estimated in the ore reserve calculations. After reviewing the reserves with Independent Mining Consultants, Inc., an independent consultant, it was concluded that significant ore deficiencies in the future, compared with the original reserve estimates, were probable. The reduced gold production and ore reserves caused by the ore deficiencies together with low gold prices, resulted in the mine failing to meet its required cash-flow targets under Mineral Ridge Inc.'s loan agreement with Dresdner Bank AG. Although alternatives were considered, none were considered to be viable, and a protective bankruptcy filing was made.

Early in 2000, the court appointed a Chapter 11 trustee and later in 2000, the trustee completed the court approved sale of the assets of Mineral Ridge Inc. In January 2001, the Chapter 11 case for Mineral Ridge Inc. was dismissed and the Corporation is in the process of dissolving Mineral Ridge Inc. in accordance with the applicable state corporation's code.

AMAYAPAMPA AND CAPA CIRCA PROPERTIES

In early 2000, a new feasibility study was completed for the Amayapampa property. The results of this study indicate that a gold price of $325 per ounce will be required for construction and development to commence and at this price, the project is expected to generate an after tax internal rate of return of 20%.

In February 2000, an agreement was signed between six ministries in the government of Bolivia and the Corporation, which provides for the immediate refund of value added taxes and custom duties that would be paid by the Corporation during the construction period. These refunds are expected to total approximately $2.0 million, and while the Corporation would be entitled to the refunds over time anyway, the acceleration of these refunds would increase the project cash flows during construction. With low gold prices continuing throughout 2000, all the workers at Amayapampa were laid-off in April. However, the Corporation continued to provide limited community assistance during 2000, which included providing six teachers and a nurse and allowing restricted access to the old underground workings to some of the ex-miners.

In February 2000, the Corporation sold Yamin, the company that owns the Capa Circa mine, to a miners co-operative. The Corporation believes that mineralization at Capa Circa is limited to narrow veins and that there are no proven reserves. As a result, the Corporation believes that is better suited to small scale underground mining.

EXPLORATION

Year 2000 exploration efforts were focused around the Corporation's Hycroft mine property in Nevada. Planned drilling has been deferred due to the depressed gold market, but a continuing program of mapping, sampling and compilation of data collected during the mining of the Brimstone deposit has generated a number of promising targets for new ore development. These include the "Snyder zone", a silicified breccia zone with a strike length of 2,000 feet (610 meters) containing anomalous gold and silver values (0.004 to 0.031 gold ounces per ton), located immediately south-west of the Brimstone pit.

Mapping in the South end of the Central Fault Pit has revealed that quartz veins, carrying gold grades higher than typical ore grades from that pit, are exposed in the current pit floor. Re-logging of the cuttings from holes drilled in prior years has confirmed that two veins, with true widths varying from 5 to 25 feet (1.5 to 7.6 meters), extend over a strike length of at least 2,000 feet (610 meters) in the hanging wall of the Central Fault.

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

GOLD AND SILVER SALES

The profitability of gold and silver mining is directly related to the market price of the metal compared with the cost of production. The following is a brief description of factors affecting, and historical trends in the market prices of gold and silver, which account for most of the Corporation's revenue. A description of the Corporation's hedging and forward sales philosophy also follows.

The Corporation's results are dependent on the price of gold. Gold prices fluctuate and are affected by numerous factors, including, but not limited to, expectations with respect to the rate of inflation, exchange rates (specifically, the U.S. dollar relative to other currencies), interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. Gold can be readily sold on numerous markets throughout the world and its market value can be ascertained at any particular time. As a result, the Corporation is not dependent upon any one customer for the sale of its product.

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

The following table sets out the annual high and low gold prices per troy ounce in the London bullion market in United States dollars for the years indicated:

                                                           HIGH       LOW
                                                         --------   --------
2000...................................................    $313       $264
1999...................................................     326        253
1998...................................................     313        273
1997...................................................     367        283
1996...................................................     415        367

On December 28, 2000, the afternoon fixing price of gold on the London bullion market was $274.45 per ounce.

The following table sets out the annual high and low silver price per ounce (Handy & Harman New York Prices) in United States dollars for the years indicated:

                                                          HIGH       LOW
                                                        --------   --------
2000..................................................   $5.45      $4.57
1999..................................................    5.77       4.91
1998..................................................    7.31       4.72
1997..................................................    6.21       4.18
1996..................................................    5.79       4.67

On December 28, 2000, the Handy & Harman price for silver was
$4.595 per ounce.

HEDGING AND METAL SALES

The Corporation may from time to time protect against falling gold prices through forward sales of future production. Under this hedging process, the sale price of gold to be delivered at a future date is fixed at the time the forward sale is made, thus eliminating the effect of any future gold price fluctuations. Revenue from these forward sales is recognized when the gold is due to be delivered. At December 31, 2000, the Corporation had no forward sales commitments. Vista Gold's Board of Directors regularly reviews the Corporation's forward sales arrangements. The level of future forward sales will depend in part upon the Corporation's assessment of gold market conditions at the relevant time.

EXPLORATION AND BUSINESS DEVELOPMENT

The Corporation's exploration and business development activities are focused on gold. In the United States, the Corporation has an exploration project at the Hycroft mine located in Nevada. In Bolivia, the Amayapampa properties represent both development and exploration projects.

The Corporation's exploration activities headquarters are in Littleton, Colorado, with one district exploration office in La Paz, Bolivia. The exploration department has a permanent staff of one geologist. Consultants and contract personnel are used for specific projects and tasks.

The 2000 exploration program was focused at the Hycroft mine where a mapping and sampling program is ongoing and a revised ore reserve estimate was completed. During 2001, the Corporation intends to spend $1.3 million on exploration if the necessary funding is obtained. The majority of the exploration expenditures will be made in Nevada at the Hycroft mine. The Corporation will continue to evaluate other opportunities.

PROPERTY INTERESTS AND MINING CLAIMS

In the United States, most of the Corporation's exploration activities are conducted in the state of Nevada. Mineral interests may be owned in Nevada by
(i) the United States, (ii) the state of Nevada, or (iii) private parties. Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for the Corporation to explore or develop such property. Generally, these agreements take the form of long term mineral leases under which the Corporation acquires the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. If the statutory requirements for the location of a mining claim are met, the locator obtains a valid possessory right to develop and produce minerals from the claim. The right can be freely transferred and, provided that the locator is able to prove the discovery of locatable minerals on the claims, is protected against appropriation by the government without just compensation. The claim locator also acquires the right to obtain a patent or fee title to his claim from the federal government upon compliance with certain additional procedures.

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

RECLAMATION

Although reclamation is conducted concurrently with mining whenever feasible, the Corporation generally is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which have been reviewed and approved by the appropriate regulatory agencies.

Management estimates the remaining reclamation costs for the Hycroft mine to be $2.9 million. These costs have been charged to earnings over the life of the mine and the provision as of December 31, 2000 was $3.1 million. An amended Crofoot/Lewis Mine Reclamation Plan that included the new Brimstone deposit was submitted to the Nevada Bureau of Land Management (the "BLM") in March 1994. In April 1995, the BLM approved the plan and a surety bond in the amount of $5.1 million was posted to secure reclamation obligations under the plan.

GOVERNMENT REGULATION

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Bolivia, Canada and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Corporation has obtained or has pending applications for those licenses, permits or other authorizations currently required to conduct its operations. The Corporation believes that it is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States, Canada, Bolivia and the other jurisdictions in which the Corporation operates. There are no current orders or directions with respect to the foregoing laws and regulations.

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

Changes to current local, state or federal laws and regulations in the jurisdictions where the Corporation operates could require additional capital expenditures and increased operating and/or reclamation costs. Although the Corporation is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain mining operations uneconomic.

During 2000, there were no material environmental incidents or non-compliance with any applicable environmental regulations.

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

EMPLOYEES

As at December 31, 2000, the Corporation had 17 full-time employees, of which seven were employed at the Hycroft mine, five were employed at the Amayapampa properties, one was employed in exploration activities in Littleton, Colorado and four were employed at Vista Gold's executive office (other than in exploration activities). The Hycroft mine has never experienced a loss of production due to a work stoppage. The Corporation considers its relations with its employees to be satisfactory.

RISK FACTORS

FLUCTUATING PRICES

The Corporation's revenues are expected to be, in large part, derived from the mining and sale of gold and other precious metals or interests related thereto. The price of those commodities has fluctuated widely, and is affected by numerous factors beyond the control of the Corporation, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns (such as the development of gold coin programs), speculative activities and increased production due to new mine developments and improved mining and production methods. The effect of these factors on the price of precious metals, and therefore the economic viability of any of the Corporation's projects, cannot accurately be predicted.

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

OPERATING HAZARDS AND RISKS

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Corporation has direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. Although the Corporation has obtained liability insurance in an amount that they consider adequate, the nature of these risks is such that liabilities might exceed policy limits, the liabilities and hazards might not be insurable, or the Corporation might elect not to insure itself against such liabilities due to high premium costs or other reasons, in which event, the Corporation could incur significant costs that could have a material adverse effect upon its financial condition.

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

POLITICAL AND ECONOMIC INSTABILITY IN SOUTH AMERICA

Certain of the Corporation's exploration and development interests are in Bolivia and Ecuador. As a result, the Corporation may be affected by risks associated with political or economic instability in those countries. The risks include, but are not limited to: military repression, extreme fluctuations in currency exchange rates, labor instability or militancy, mineral title irregularities and high rates of inflation. Changes in mining or investment policies or shifts in political attitude in the aforementioned countries may adversely affect the Corporation's business. Operations may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted.

FOREIGN CURRENCY

The Corporation's operations throughout North and South America render the Corporation subject to foreign currency fluctuations, which may materially affect financial position and results. The Corporation does not engage in currency hedging to offset any risk of currency fluctuations.

CASH RESOURCES AND LIQUIDITY

The Corporation believes that it has sufficient financial resources to continue producing gold from previously mined ore at the Hycroft mine. However, the Corporation will have to raise additional funds from external sources in order to restart mining activities at the Hycroft mine or begin construction and development activities at the Amayapampa project in Bolivia.

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

ITEM 2.  PROPERTIES.

OPERATIONS

Detailed information is contained herein with respect to the Hycroft mine and the Amayapampa properties. Vista Gold holds the Hycroft mine through its wholly-owned subsidiaries, Vista Gold Holdings Inc., Hycroft Resources Development, Inc. and Hycroft Lewis Mine Inc. Vista Gold holds the Bolivian properties through its wholly-owned subsidiaries, Vista Gold (Antigua) Corp., Compania Inversora Vista S.A., Minera Nueva Vista S.A., and Compania Exploradora Vistex S.A. Estimates of reserves and production herein are subject to the effect of changes in metal prices and to the risks inherent in mining and processing operations.

HYCROFT MINE

The Hycroft mine and related facilities are located 54 miles (86 kilometers) west of Winnemucca, Nevada. The mine is an open-pit, heap leaching operation that produces gold and by-product silver. In 1983, the Lewis Mine commenced operation as a small heap-leach gold mine. The Corporation acquired the Lewis mine in early 1987 and completed construction of the adjacent Crofoot mine project in April 1988. In early 1989, the two mines were consolidated into a single operation under an ore purchase agreement, with ore from both properties processed through the larger and more efficient Crofoot plant. Hycroft Inc. began stripping at the new Brimstone pit, located one mile to the east of the existing Central Fault pit, in April 1996 and commenced construction of a new
3 million-square-foot (280,000 square meter) leach pad and a 2,800 gallon-per-minute (10,598 liter-per-minute) leach solution processing plant in the summer of the same year. Ore from the Brimstone pit was hauled to the new leach pad beginning in September 1996 and the Brimstone plant commenced operation in February 1997. Mining operations at the Hycroft mine were suspended in December 1998.

Gold production, from continued leaching and rinsing of the leach pads, continued in 1999 and 2000, and is expected to continue in 2001. In 2000, the Hycroft mine produced 13,493 ounces of gold and 38,418 ounces of silver. Hycroft mine gold production for 2001 is expected to be in excess of 3,000 ounces. The Corporation will continue to pursue sources of funding or strategic alliances with other companies that will lead to the restart of operations. Reclamation will proceed in areas that will not be disturbed by future operations.

DESCRIPTION OF PROPERTIES

The Crofoot and Lewis properties together comprise approximately 12,230 (4,950 hectares). The Crofoot property, originally held under two leases, covers approximately 3,544 acres (1,434 hectares). The Lewis property, which virtually surrounds the Crofoot property, is held through a lease that covers approximately 8,686 acres (3,515 hectares). The mine is accessible by road and has access to adequate supplies of water and power. The major mining facilities consist of four leach pads, two Merrill-Crowe gold-silver recovery plants, two carbon plants and associated maintenance and support facilities.

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

In 1992, Hycroft Inc. exercised its options to convert its leasehold interests in the Crofoot property into a 100% ownership interest in the patented mining claims, a 100% possessory interest in the unpatented claims and a 100% interest in the incidental rights thereto, all subject to 4% net profits royalties and excluding rights to sulfur. No royalty payments were made in 1995, 1994 and 1993 because minimum royalty payments made prior to 1993 aggregating $2.8 million were available for credit against the royalty obligations. The Crofoot lease/purchase agreement was amended in 1996 to provide for minimum advance royalty payments of $120,000 on January 1 of each year in which mining occurs. An additional $120,000 payment is due if ore production exceeds 5.0 million tons from the Crofoot property in any calendar year. All advance royalty payments are available as credit against the 4% net profit royalty. The aggregate acquisition cost to Hycroft Inc. was $6,881,481 and was financed by the issuance of Common Shares and the assumption of certain debts associated with the Lewis mine.

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

The ore mined to date from the Brimstone deposit, which lies partially on the Crofoot property and partially on the Lewis property, was processed on both the Brimstone leach pad and the Crofoot leach pad. The allocation of metal produced from the commingled Crofoot and Lewis ores is calculated using methods consistent with industry standards. The same method will be employed during 2001 and in the future if mining is resumed.

MINING AND PROCESSING

During 2000, no ore was excavated at the Hycroft mine. Waste stripping was suspended in January 1998 and ore mining was suspended in December 1998.

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

The Crofoot recovery plant can process up to 3,000 gallons-per-minute (11,355 liters-per-minute) of solution from leach pads 1, 2, 3 and 5 (18,000 tons of solution per day) and the Brimstone recovery plant can process up to 2,800 gallons-per-minute (10,600 liters-per-minute) of solution from the Brimstone leach pad (also referred to as pad 4). This process includes filtering to remove particulates, de-aeration to remove dissolved oxygen and introduction of small quantities of zinc dust. The dissolved gold and silver precipitate out of the solution onto the zinc particles which are then removed by a second stage of filtration. The barren solution is returned to the leaching circuit. The precipitate is treated to remove and collect mercury for sale, then mixed with fluxes and smelted to yield a dore bar. Dore bars are shipped offsite for refining and sale. Metalor USA Refining Corporation refines gold and silver production from the Hycroft mine. Alternate refiners are available if necessary.

Early in 2000 Hycroft purchased two used carbon adsorption plants; one with a nominal capacity of 500 gallons per minute and the other with a capacity of 1,500 gallons per minute. These plants are used to concentrate gold from leach solutions by adsorbing it onto activated carbon. Typically at Hycroft the carbon will load to around 100 ounces of gold per ton of carbon. Periodically a batch of the carbon is removed and shipped to Metals Research, an independent company in Idaho, which strips the gold off of the carbon, and produces a dore bar which is then shipped to Metalor for refining and sale. The Crofoot/ Merrill-Crowe plant was closed down in April 2000, and all of the gold production since April was via the 1,500 gpm carbon plant. The Brimstone/Merrill-Crowe plant was shut down at the end of October 2000 and all production from that time has been from the 500 gpm carbon plant. The Merrill-Crowe plants are available for restart once mining restarts, and the amount of gold, the volume of solutions and the reagent levels return to normal production levels. In the mean time, however, the carbon plants are the preferred method for continuing gold production as they function well with the current lower and variable flow rates, with the lower precious metals values in solution and with the lower reagent values in the solution.

ORE RESERVES

Gold production from the Brimstone deposit at the Hycroft mine has consistently exceeded projections, and during 1999 and 2000, the Corporation conducted a $0.6 million exploration program to determine the reasons for the excess gold production, and to re-estimate the grade and tons of the remaining reserves left in the Brimstone deposit. MRDI, an independent consultant was retained to assist with the evaluation and to provide an independent review of the recalculated mineable reserves. During the period 1996 through 1998, gold mined from the north end of the Brimstone deposit exceeded planned production by 47,090 ounces, or 26%. The excess gold production was a result of mining 13% more ore tons at a 12% higher average grade than predicted in the exploration reserve model.

To evaluate the potential for a similar favorable variance in the remaining Brimstone resource, nine diamond drill holes for a total of 4,870 feet (1,484 meters) and 11 reverse-circulation drill holes for a total of 5,540 feet (1,689 meters) were completed in the unmined southern portion of the Brimstone deposit. Seventeen of the 20 holes were twin holes, which were used to establish an adjustment (upgrade) factor for the remaining Brimstone resource. Working with MRDI engineers, a gold-grade enhancement of 25% was estimated.

Based upon a reserve model developed by MRDI, Vista Gold has completed a new study of the ore reserves in the Brimstone deposit. Proven and probable minable reserves contained in the planned Brimstone Pit contain 23,791,000 tons (21,581,000 tonnes) of ore with an average gold content of 0.020 ounces per ton (0.069 grams per tonne). Ore reserve calculations were based upon a gold price of US$300 per ounce and an economic cut-off grade equivalent to 0.007 ounces (0.024 grams per tonne) of gold per ton of ore. Metallurgical recovery of gold from run-of-mine leaching of the Brimstone ore is projected to be 57% and the planned pit would have a stripping ratio of 1.2-to-1.

The planned pit contains an additional 2,349,000 tons (2,130,778 tonnes) of material classified as inferred resource containing an estimated 41,982 ounces of gold (average grade--0.018 ounces per ton (0.062 grams per tonne). Ore reserves were estimated under the direction of Mr. Warren Bates, International Exploration Manager, and have been independently reviewed by MRDI. The definition of "ore reserve" employed by Vista Gold is consistent with USGS Circular 831 and meets the standard for "Probable Mining Reserve" under National Instrument 43-101 of the Canadian Securities Administrators. Stated inferred resources are equivalent to "inferred mineral resources" under Canadian National Instrument 43-101.

OPERATING STATISTICS

Operating statistics for the Hycroft mine for the period 1996 to 2000 were as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                    ----------------------------------------------------
                                                      2000       1999       1998       1997       1996
                                                    --------   --------   --------   --------   --------
Ore and waste material mined (000's of tons)......      Nil        Nil     10,127     37,531     36,882
Strip ratio.......................................      Nil        Nil       0.42       2.53        1.8
Ore processed (000's of tons)(1)..................      Nil        Nil      7,117     10,629     13,060
Ore grade (oz. gold/ton)..........................      N/A        N/A      0.018      0.020      0.018
Ounces of gold produced...........................   13,493     40,075    112,685    117,378     89,381
Cash operating costs ($/oz. of gold)(2)...........     $183       $277       $229       $261       $359

------------------------

(1) Ore processed means ore placed on pads but not necessarily leached during the year.

(2) Cash operating costs is composed of all direct mining expenses including inventory changes, refining and transportation costs, less by-product silver credits.

Gold production for 2000 was down significantly from 1999. The decreased gold production was due to the suspension of mining activities at the Hycroft mine in December 1998 and the continued depletion by leaching and rinsing of gold contained in the heaps. All 2000 gold production was from ore that had been mined in previous years.

MINE SITE EXPLORATION

At the Hycroft mine in Nevada, nine diamond drill holes for 4,870 feet (1,485 meters) and 11 reverse-circulation drill holes for 5,540 feet (1,690 meters) were completed in the unmined southern portion of the Brimstone deposit in 1999. Seventeen of the 20 holes were twin holes, which were used to establish an upgrade factor for the remaining Brimstone resource. The upgrade program was necessary in light of the fact that historical gold production from the Brimstone deposit was 26% greater than predicted from the 1995 ore reserves.

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

Current resources at Brimstone are limited to the oxide cap of an apparently large but previously unexplored gold-bearing sulfide system. Two diamond drill holes, drilled in 1996 and earlier, have intercepted mineralized sulfides averaging 0.023 ounces per ton gold and 0.5 ounces per ton silver over intervals exceeding 500 feet (153 meters) in thickness. In 1996, the Corporation also intercepted 30 feet (nine meters) of gold mineralization in drill hole 95-2728. This intercept assayed 0.155 ounces per ton gold at a true depth of 310 feet (94 meters) below surface. The hole terminated in this mineralization, so the true width of the mineralization is unknown. Vista Gold intends to investigate these targets when market conditions improve and funding is available.

AMAYAPAMPA

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

Approval of the permit to construct and operate, called the DECLATORIA DE IMPACTO AMBIENTAL, under Article 24 of the Environmental Law was received on May 6, 1998. This permit was based on a 3,300-tonne-per-day (3,638-ton-per-day) ore processing project, and if financing arrangements for the project are obtained, the Corporation will request a modification of the permit to allow operation at the lower production rate.

In the fall of 1999, with gold prices rising above $300 per ounce, an update and additional optimization of the feasibility study was begun. It was completed in the first quarter of 2000. Based on a gold price of $300 per ounce, the proven and probable reserves at Amayapampa were calculated by Mine Reserve
Associates, Inc., an independent consultant, to be 9.3 million tonnes
(10.2 million tons) grading 1.76 grams per tonne (0.051 ounces per ton) including dilution, containing 526,000 ounces of gold. Gold production during the first five years of operations is estimated to average approximately 47,400 ounces per year. The initial capital costs are estimated to be about
$25 million, including contingency and necessary working capital. Average operating costs are estimated to be $7.99 per tonne ($7.25 per ton) of ore for a total cash cost of $168 per gold ounce. The Corporation is examining various development and production scenarios, and believes that a gold price of $325 per ounce will be required for construction and development to commence. At a gold price of $325 per ounce, the project is expected to generate an after-tax internal rate of return of 20%.

In February 2000, the Corporation signed an agreement with the government of Bolivia, which provides for the timely refund of value-added taxes and customs duties that would be paid by the Corporation once the construction period starts. These refunds will be used to pay for certain improvements to infrastructure that are required by the project and will also benefit the inhabitants of the area. The Corporation would be entitled to a refund of these taxes and duties over time anyway, but the agreement accelerates the refund. The acceleration of these refunds will help the project's cash flows during construction. The refunds are expected to total approximately $2.0 million.

LOCATION AND ACCESS

The Amayapampa property is located 300 kilometers (186 miles) southeast of La Paz in the Chayanta Municipality, Bustillos Province, Department of Potosi, in southwestern Bolivia (Latitude: 18 DEG.34.5"S, Longitude: 66 DEG.22.4"W). Access is via 268 kilometers (167 miles) of paved road from La Paz to Machacamarca near Oruro, followed by 100 kilometers (62 miles) of gravel road to Lagunillas, then 14 kilometers (nine miles) of dirt road to Amayapampa. Total driving time is about six hours. Charter air service is available to Uncia, 35 kilometers (22 miles) from the project.

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

    (b) Mr. O'Connor's exclusive right and option to acquire the Capa Circa property pursuant to an option agreement dated January 12, 1994 (the "Yamin Option Agreement") between Mr. O'Connor and Yamin. See "Capa Circa Property--Ownership"; and

    (c) a 100% interest in the Santa Isabel Property, for which an exploration concession application had been made on behalf of Altoro.

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

All of Da Capo's interests in the Amayapampa property were transferred into the name of its subsidiary, Yamin, on April 11, 1996. As a result of the Amalgamation with Da Capo, Vista Gold acquired the Amayapampa property. During 1999 and subsequent to December 31, 1999 Yamin transferred these interests to Minera Nueva Vista.

Ms. Elizabeth Mirabel, a resident of Bolivia at arm's length to Vista Gold, held the remaining 25% interest in the Gran Porvenir and Chayentena mining concessions, which constitute 603 hectares (1,488 acres) of the Amayapampa property. On June 28, 1996, Da Capo and Ms. Mirabel entered into a lease agreement (the "Lease") under which Ms. Mirabel granted a lease for her 25% interest in the two mining concessions in favor of Da Capo for a term of ten years commencing July 10, 1996 and renewable for an additional ten year term. During the first two years of the Lease, Da Capo will pay Ms. Mirabel $7,000 per month, and $10,000 per month for the subsequent eight years.

On May 23, 1997, Ms. Mirabel transferred ownership of the La Chayantena and Gran Porvenir mining concessions to Mr. Agustin Melgarejo Zuleta.

On March 1, 2000, Minera Nueva Vista S.A. and Mr. Agustin Melgarejo signed a "Lease with option to purchase" agreement for the 25% interest of Gran Porvenir and La Chayanena mining concessions, which supercedes the Leasing agreement of June 28, 1996 with Ms. Mirabel. The new lease agreement requires the payment of $2,000 per month for the first three years increasing to $10,000 per month in March 2003. The agreement expires in March 2006. At any time, Minera Nueva Vista S.A. may exercise the purchase option for $800,000.

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

HISTORY

The Amayapampa district was initially mined on a very small scale by indigenous peoples prior to the arrival of the Spanish conquistadors and small-scale mining continued during the Spanish colonial period into modern times. Prior to the Amalgamation, CEM mined the Amayapampa deposit using primarily open-stope methods at a rate of about 220 tons (200 tonnes) of ore per day and processed the ore in two mills on site. At that time, the Amayapampa mine was one of the largest producing underground gold mines in Bolivia and consisted of 32 levels of underground development. Upper level, generally oxidized ore was removed via the upper Virtus Adit (4,100 meters/13,450 feet elevation) and trucked to the Porvenir mill, while lower sulfide ore was dropped by ore passes to the 850-meter-(2,790-foot-) long Virquicocha Adit (3,970 meters/13,025 feet elevation) and taken out by electric locomotives to the Virquicocha mill. At both mills, gold was recovered via amalgam plates and gravity tables. The lower mill included a flotation circuit to upgrade the pyrite concentrate. Approximately 150 people worked at the mine and lived locally at the village of Amayapampa and at other small camps near the mine.

Since the Amalgamation, mining has ceased and the old mills removed as per an agreement with the previous owner. The Corporation kept the miners employed in exploration, development and socio-economic projects during the period when the original feasibility study was being prepared. During 1999, the workforce was inactive, but was paid a subsistence allowance to promote good will and maintain social stability in the region. With low gold prices continuing into 2000, this subsistence allowance was discontinued in April 2000 and the Amayapampa workers were laid off. The Corporation continues to provide community assistance by providing teachers and a nurse and by allowing restricted access to the old underground workings to some of the ex-miners.

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

Most faults, shears and fractures are north-northeast to north-northwest trending and steeply dipping, both east and west, at 60 to 90 degrees. Quartz veins predominantly dip east. Locally, within the zone of mineralization, flat, thrust-like faults are present, which have offset quartz veins to a minor extent. These flat faults, commonly west-dipping at 40 to 45 degrees, are not generally mappable outside of the main structural zone, which hosts the gold mineralization. A west dipping, 45-degree fault projects into the pit on the northeast side of the deposit and was intersected by two vertical, geotechnical core holes. The base of mineralization may also be slightly offset by a similar west-dipping, 45-degree fault.

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

EXPLORATION

In 2000, no exploration was undertaken at Amayapampa.

District-scale exploration potential exists for defining styles of gold mineralization similar to Amayapampa, which could be developed as satellite ore bodies. Specific targets on the Corporation's properties include an untested surface geochemical target at Irpa Irpa, and raw exploration targets elsewhere within a 10-kilometre (six-mile) radius of Amayapampa.

UPDATED FEASIBILITY STUDY

The Corporation began updating and optimizing the feasibility study on the Amayapampa property in the fall of 1999 and completed this work during the first quarter of 2000. Based on a gold price of $300 per ounce, the proven and probable reserves at Amayapampa were calculated by Mine Reserve
Associates, Inc., an independent consultant, to be 9.3 million tonnes
(10.2 million tons) grading 1.76 grams per tonne (0.051 ounces per ton) including dilution, containing 526,000 ounces of gold. These reserves are consistent with the definition of Proven and Probable ore reserves under USGS Circular 831 and are classified as Probable Minable Reserves under Canadian Instrument 43-101. Within this reserve, an optimized plan at a gold price of $325 per ounce will generate an after-tax internal rate of return of 20%. The optimized study includes the same flow sheet consisting of a gravity and carbon-in-leach circuit with a projected metallurgical recovery of 84% and operating at a rate of 2,330 tonnes (2,563 tons) of ore per day.

Gold production the first five years of operations is estimated at approximately 47,400 ounces per year. The initial capital costs are estimated to be about
$25 million, including contingency and necessary working capital. Average operating costs are estimated to be $7.99 per tonne ($7.25 per ton) of ore for a total cash cost of $168 per gold ounce.

The Corporation is investigating means of obtaining financing in order to move the project into design and construction. Approval of the permit to construct and operate, called the DECLATORIA DE IMPACTO AMBIENTAL, under Article 24 of the Environmental Law was received on May 6, 1998. This permit was based on a 3,300-tonne- (3,638-ton-) per-day ore processing project, and if financing arrangements for the project are obtained, the corporation will request a modification of the permit to allow operation at the lower production rate.

CAPA CIRCA

The Capa Circa property, which was owned by the Corporation's wholly-owned subsidiary Yamin, consists of four partly overlapping mining concessions covering 117 hectares (289 acres). Mineralization on the Capa Circa property is similar to that of the Amayapampa deposit, but consists of discrete veins within a mineralized zone approximately 150 meters (490 feet) wide that can be traced for about 600 meters (1,970 feet) along strike. Because mineralization is limited to narrow veins, suited for small-scale underground mining, and there are no estimated mineable reserves, the decision was made to sell Capa Circa to a miners' cooperative. This sale was completed on February 7, 2000, through the sale of Yamin which owns the Capa Circa Mine. The terms of the sale agreement included approximately $300,000 in cash payments to Vista Gold, the assumption of Yamin debts and a production royalty.

EXPLORATION PROPERTIES

UNITED STATES

The only exploration performed by the Corporation in the United States was at the Hycroft mine. See "Item 2. Properties--Hycroft Mine--Mine Site Exploration".

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

2000 EXPLORATION, PROPERTY EVALUATION AND HOLDING EXPENDITURES

In the last two completed financial years, the Corporation incurred expenditures of the following approximate dollar amounts on exploration and holding costs:

DESCRIPTION                                                     2000        1999
-----------                                                   --------    --------
                                                                 (IN MILLIONS)
Mineral exploration, property evaluation and holding cost...    $1.1        $2.0
Hycroft (mine-site).........................................     0.8         0.6
Mineral Ridge...............................................      --         0.2
                                                                ----        ----
Totals......................................................    $1.9        $2.8
                                                                ====        ====

2001 EXPLORATION PLAN

The 2001 exploration program will be limited by the amount of funds that the Corporation can obtain and make available for this purpose, which in turn will be a function of gold price and market conditions.

The exploration focus in 2001 will be the Hycroft mine. The Corporation has prepared a plan for follow-up drilling on the targets derived from work performed during 2000. This program would investigate oxide and high-grade sulphide mineralization continuing to the south from known mineralization. Approximately $400,000 is required for the initial program and this would be followed up with a second program costing $900,000, if and when funding is available.

ITEM 3.  LEGAL PROCEEDINGS.

Except as described below, the Corporation is not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which is, or would be, likely to have a material adverse effect upon the Corporation or its operations, taken as a whole.

On December 10, 1999, Mineral Ridge Inc., a wholly owned subsidiary of Vista Gold, voluntarily filed for protection under the U.S. Bankruptcy Code. See "Item 2. Properties--Mineral Ridge Mine".

Early in 2000, a trustee was appointed by the court to dispose of the assets of Mineral Ridge Inc. At the end of 2000, all assets of Mineral Ridge Inc. had been disposed of and the Mineral Ridge Inc. Chapter 11 case was dismissed. Mineral Ridge Inc. will be dissolved in accordance with the applicable state corporations code.

On August 25, 2000, United States Fidelity & Guarantee Company ("USF&G") filed an action in the United States District Court against Vista Gold, Vista Gold Holdings, Inc., Stockscape.com Technologies, Inc., Cornucopia Resources, Inc., Red Mountain Resources, Inc. and Touchstone Resources, Inc. This action involves a General Contract of Indemnity in connection with the posting of a reclamation bond for mining activities by Mineral Ridge Inc. at Silver Peak, Nevada. In the action, USF&G seeks to compel all of the defendants to post additional collateral for the bond in the total amount of $793,583. Neither Vista Gold nor Vista Gold Holdings, Inc. was a party to the General Contract of Indemnity and have denied any liability in connection therewith. In November 2000, the parties stipulated to an agreed upon discovery plan and scheduling order. The maximum potential exposure to the Corporation is the additional collateral requested in the amount of $793,583, together with the attorneys fees and costs related to defense of the action. Other defendants, if found to be jointly liable could reduce the amount for which the Corporation has exposure.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, by Vista Gold during the quarter ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON SHARES

The Common Shares of Vista Gold are listed on the American Stock Exchange and The Toronto Stock Exchange under the symbol VGZ. The following table sets out the reported high and low sale prices on the American Stock Exchange and on The Toronto Stock Exchange for the periods indicated as reported by the exchanges:

                                                          AMERICAN STOCK                THE TORONTO STOCK
                                                          EXCHANGE (US$)                 EXCHANGE (CDN$)
                                                     ------------------------        ------------------------
                                                       HIGH            LOW             HIGH            LOW
                                                     --------        --------        --------        --------
1999 1st quarter...................................    0.19            0.13            0.25            0.20
     2nd quarter...................................    0.22            0.13            0.28            0.21
     3rd quarter...................................    0.22            0.13            0.25            0.18
     4th quarter...................................    0.22            0.09            0.30            0.13

2000 1st quarter...................................    0.16            0.09            0.22            0.13
     2nd quarter...................................    0.13            0.09            0.16            0.13
     3rd quarter...................................    0.11            0.06            0.18            0.10
     4th quarter...................................    0.25            0.03            0.14            0.04

On March 26, 2001, the last reported sale price of the Common Shares of Vista Gold on the American Stock Exchange was $0.09 and on The Toronto Stock Exchange was Cdn$0.14. As at March 26, 2001, there were 90,715,040 Common Shares issued and outstanding, and Vista Gold had 900 shareholders of record.

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

TABLE I

                                                           YEARS ENDED DECEMBER 31
                                             ----------------------------------------------------
                                               2000       1999       1998       1997       1996
                                             --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Gold sales.................................  $  3,757   $ 19,496   $ 37,083   $ 40,123   $ 34,847
Net earnings (loss) before write-downs.....    (2,283)   (11,481)    (1,640)    (5,292)   (11,826)
Net earnings (loss)........................   (13,209)   (27,700)    (1,640)   (54,019)   (11,826)

Net earnings (loss) per share..............     (0.15)     (0.31)     (0.02)     (0.61)     (0.21)

                                                                   AT DECEMBER 31
                                                ----------------------------------------------------
                                                  2000       1999       1998       1997       1996
                                                --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
FINANCIAL POSITION
Working capital(1)............................  $   106    $ 2,972    $10,282    $  (237)   $ 18,702
Total assets..................................   17,232     33,429     80,878     79,028     123,316
Long-term debt and other non-current
  liabilities.................................    3,345      5,229     19,629      4,568       3,929

Shareholders' equity..........................   12,673     25,889     53,530     55,075     109,173

------------------------

(1) Including current portion of long-term debt of $695--2000; $481--1999; $2,372--1998; and $13,000--1997.

Had the consolidated financial statements of the Corporation been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would have been reported as shown in Table II.

TABLE II

                                                            YEARS ENDED DECEMBER 31
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS
Net earnings (loss).........................  $(20,978)  $(13,716)  $ 1,561    $(71,643)  $(35,187)
Basic and diluted earnings (loss) per
  share.....................................     (0.23)     (0.15)     0.02       (0.80)     (0.62)

                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
FINANCIAL POSITION
Total assets...................................   $9,364    $33,330    $66,551    $61,500    $123,316
Shareholders' equity...........................    4,805     25,646     39,203     37,546     109,172

See note 12 to the consolidated financial statements for the year ended December 31, 2000 under "Item 8. Consolidated Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements".

UNITED STATES$/CANADIAN$ EXCHANGE RATES (1)(3)

                                                                    AT DECEMBER 31
                                                 ----------------------------------------------------
                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
As at December 31..............................  $0.6669    $0.6925    $0.6504    $0.6999    $0.7301
Average(2).....................................   0.6725     0.6730     0.6740     0.7220     0.7331
High...........................................   0.6969     0.6925     0.7105     0.7487     0.7515
Low............................................   0.6410     0.6535     0.6341     0.6945     0.7215

------------------------

(1) Exchange rates are expressed as the amount of United States funds equivalent to one Canadian dollar, being the noon buying rates in New York City for cable transfers in Canadian dollars, as certified for customs purposes by the Federal Reserve Bank of New York.

(2) The yearly average rate means the average of the exchange rates on the last day of each month during a year.

(3) On March 26, 2001, the noon buying rate as quoted by the Federal Reserve Bank of New York was 1.5545 (Cdn.$1.00 equals U.S.$0.6433).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

This discussion should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2000 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Differences from United States GAAP are described in note 12 to the consolidated financial statements.

During 2000, 1999 and 1998, the Corporation's primary mining operation and principal source of earnings was the Hycroft mine in Nevada, which began gold production in 1987. In December 1998, mining activities were suspended at the Hycroft mine. Gold processing and recovery continued from previously mined ore in 1999 and 2000 and is expected to continue in 2001, with gold production for 2001 estimated to be in excess of 3,000 ounces.

On December 10, 1999, Mineral Ridge Inc., a wholly-owned subsidiary of the Corporation, voluntarily filed for protection under the U.S. Bankruptcy Code after the Mineral Ridge mine failed to meet minimum cash flow levels required under Mineral Ridge Inc.'s loan with Dresdner Bank due to ore reserve deficiencies and low gold prices. The loan was not guaranteed by, and the lender has no recourse to, the Corporation. The Corporation recognized no revenue, production or operating expenses at Mineral Ridge Inc. in the year 2000.

RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

The 2000 net loss was $13.2 million as compared to the 1999 net loss of $27.7 million. The 2000 net loss included a $10.9 million write-down of mineral properties and other assets and a $0.3 million gain from sale of assets and marketable securities. In 1999, the net loss included a $16.2 million write down of mineral properties. Excluding the write-down of mineral properties and disposal of assets, the 2000 net loss of $2.3 million decreased $9.2 million from the 1999 loss of $11.5 million. The $9.2 million decrease in net losses in 2000 was due to substantially lower operating costs partially offset by lower gold revenues, both of which reflect the Corporation's lower gold production and operating levels in 2000 as compared to 1999.

The Corporation's average gross realized price declined in 2000 reflecting the absence of any benefit from forward sales. Gold sales of $3.8 million in 2000 decreased $15.7 million, or 81%, from $19.5 million in 1999. The decrease in gold sales was primarily because of lower gold production combined with the lower average gold price realized by the Corporation.

                                                               2000       1999
                                                             --------   --------
Average gross realized price...............................   $  278    $   298
Average spot price.........................................   $  279    $   279
Gold sales (000s)..........................................   $3,757    $19,496
Gold production (ounces)...................................   13,493     65,468

Gold production decreased 51,975 ounces from 65,468 in 1999 to 13,493 ounces in 2000. The decrease in gold production was attributable to the closure of the Mineral Ridge Mine in 1999 and the progressive depletion of recoverable gold in the leach pads at the Hycroft Mine. Gold production from the two mines was as follows.

                                                                2000       1999
                                                              --------   --------
                                                                   (OUNCES)
Hycroft mine................................................   13,493     40,075
Mineral Ridge mine..........................................       --     25,393
                                                               ------     ------
  Total gold production.....................................   13,493     65,468
                                                               ======     ======

There was no ore mined at the Hycroft mine in 2000. All gold production from the Hycroft mine was from previously mined ore.

Operating costs from mining operations decreased $18.0 million from $20.6 million in 1999 to $2.6 million in 2000. Mining, processing and other costs accounted for $4.3 million, $9.0 million and $4.7 million of the decrease in operating costs, respectfully. The decrease was primarily due to the closure of the Mineral Ridge Mine, and the progressive reduction of leach solution volume processed at the Hycroft Mine, with related reductions in manpower and in the consumption of reagents and electric power.

Operating costs at the two mines were as follows.

                                                               2000       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Hycroft mine...............................................   $2,560    $11,307
Mineral Ridge mine.........................................       --      9,271
                                                              ------    -------
  Total operating costs....................................   $2,560    $20,578
                                                              ======    =======

The cash operating cost per ounce at the two mines was as follows.

                                                                1999       1998
                                                              --------   --------
                                                                  (PER OUNCE)
Hycroft mine................................................    $183       $277
Mineral Ridge mine..........................................      --        358
                                                                ----       ----
  Cash operating costs......................................    $183       $309
                                                                ====       ====

Mining costs in 2000 were zero due to the closure of the Mineral Ridge Mine in 1999 and the prior suspension of mining activity at the Hycroft Mine in 1998.

Processing costs, including changes in inventory, decreased $9.0 million in 2000 due to the closure of the Mineral Ridge Mine in 1999 and the progressive reduction in the volume of leach solution processed at the Hycroft mine during the year. The Corporation processed no newly mined ore in the year 2000. Processing activities at the Hycroft Mine continued throughout the year as previously mined ore was treated for gold extraction.

Other operating costs including mine administration, refining and freight costs, and silver credits decreased $4.7 million in 2000. Excluding silver credits, other operating costs decreased $5.5 million reflecting the closure of the Mineral Ridge Mine in 1999 and a reduced operating level at the Hycroft Mine. However, lower silver production and sales offset $0.8 million of the decrease.

Depreciation, depletion and amortization (DD&A) in 2000 of $0.9 million decreased $3.5 million from $4.4 million in 1999. At the Hycroft mine, DD&A decreased $1.4 million and was a result of the write-down of certain depreciable assets in the prior year and the sale of assets including crushing and conveying equipment during the year. DD&A at the Mineral Ridge mine decreased
$2.1 million to nil as a result of the bankruptcy of Mineral Ridge Inc. in 1999.

The Corporation did not have any major equipment leases.

Mineral exploration, property evaluation and holding costs were $1.9 million in 2000 as compared to $2.8 million in 1999. The 2000 costs included $0.7 million in holding costs for the Corporation's Bolivian properties as compared to $1.7 million in 1999. The Corporation incurred these holding costs while maintaining and protecting its property interests in Bolivia. Also included in the 2000 costs were $0.8 million for exploration and evaluation work and holding costs at the Hycroft mine, and $0.4 million of other exploration and evaluation expenditures.

Corporate administration and investor relations costs were $1.2 million in 2000, unchanged from 1999. 2000 expenses included approximately $0.2 million of one-time expenses related to the closing of Mineral Ridge Inc. and merger and acquisition studies.

Interest expense in 2000 was $0.1 million as compared to $1.1 million in 1999, reflecting the Corporation's lower average debt balance during the year. The decrease in the average debt balance was directly related to the bankruptcy of Mineral Ridge Inc. and paying down of debt at the Hycroft Mine.

In 2000, the gain on the sale of assets and marketable securities was $0.3 million. There was no similar gain or loss from the disposal of assets in 1999.

Other income received in 2000 included insurance settlements totaling $0.2 million. There was no similar settlement in 1999.

Management regularly reviews the carrying values of its long-lived assets and investments. These evaluations indicated that the carrying values of certain properties and investments were overstated at December 31, 2000 and, accordingly, were written down to estimated recoverable amounts. Based upon management's evaluation, $10.9 million was written down in 2000, of this, $10.6 million was related to the Bolivian mineral properties and other Bolivian assets and $0.3 million was related to Hycroft equipment. $16.2 million was written down in 1999, including Bolivian mineral properties--$13.2 million; Mineral Ridge mine net assets--$2.9 million; and Zamora accounts receivable--$0.1 million. Additionally in 1999, the Corporation wrote off its remaining investment of $0.6 million in Zamora, reflecting its decreased levels of ownership and control.

Income tax in 2000 was a $33,000 refund of Canadian Income tax, as compared to nil in 1999.

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

The Corporation's average gross realized price continued to decline in 1999 reflecting the lower average spot price of gold for 1999. Gold sales of $19.5 million in 1999 decreased $17.6 million, or 48%, from $37.1 million in 1998. The decrease in gold sales was primarily due to lower gold production combined with the lower average gold prices realized by the Corporation.

                                                              1999       1998
                                                            --------   --------
Average gross realized price..............................  $   298    $   329
Average spot price........................................  $   279    $   294
Gold sales (000s).........................................  $19,496    $37,083
Gold production (ounces)..................................   65,468    112,838

Gold production decreased 47,370 ounces from 112,838 in 1998 to 65,468 ounces in 1999. The decrease in gold production was attributable to the suspension of mining activities at the Hycroft mine in 1998, which was partially offset by the start up of mining activities at the Mineral Ridge mine in 1999. Gold production from the two mines was as follows.

                                                               1999       1998
                                                             --------   --------
                                                                  (OUNCES)
Hycroft mine...............................................   40,075    112,685
Mineral Ridge mine.........................................   25,393        153
                                                              ------    -------
  Total gold production....................................   65,468    112,838
                                                              ======    =======

There was no ore mined at the Hycroft mine in 1999. All gold production from the Hycroft mine was from previously mined ore. At the Mineral Ridge mine,
1.1 million tons of ore were mined in 1999, as compared to 0.1 million tons of ore in 1998. The average grade of the ore mined in 1999 was 0.05 ounces of gold per ton. During the initial mining and processing start up activities at Mineral Ridge Inc., various mechanical problems were encountered. These problems, primarily in the crushing plant, inhibited the mine's ability to place ore onto the heaps for leaching and gold extraction. As the mine continued to operate in 1999, the mechanical problems were addressed and crusher production improved in the third quarter of 1999 to an average of 100,000 tons per month, which was in line with Corporation's projections. However, the mine then began to experience ore deficiencies during mining operations, as compared to original ore reserve estimates, and gold production failed to meet expectations.

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

Operating costs at the two mines were as follows.

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Hycroft mine..............................................  $11,307    $26,257
Mineral Ridge mine........................................    9,271        752
                                                            -------    -------
  Total operating costs...................................  $20,578    $27,009
                                                            =======    =======

The cash operating cost per ounce at the two mines was as follows.

                                                                1999       1998
                                                              --------   --------
                                                                  (PER OUNCE)
Hycroft mine................................................    $277       $229
Mineral Ridge mine..........................................     358         --(1)
                                                                ----       ----
  Total operating costs.....................................    $309       $235
                                                                ====       ====

------------------------

(1) The cash operating costs at the Mineral Ridge mine for the two months ended December 31, 1998 have been omitted because the mine was in the initial start-up phase and, accordingly, it is not possible to accurately determine the true cash operating costs.

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

Processing costs, including changes in inventory, decreased $1.1 million in 1999 as a result of treating fewer tons of ore as compared to 1998. Ore tons processed decreased to 1.0 million tons in 1999 from 7.2 million tons in 1998. At the Hycroft mine, while no additional ore was placed on the heaps in 1999, processing activities still continued throughout the year as previously mined ore was treated for gold extraction. Processing activities at the Mineral Ridge mine included placing and treating 1.0 million tons of ore in 1999.

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

DD&A in 1999 of $4.4 million decreased $1.9 million from $6.3 million in 1998. At the Hycroft mine, DD&A decreased $3.8 million and was directly related to the suspension of mining activities in 1998. DD&A at the Mineral Ridge mine increased $1.9 million reflecting the start up of mining activities in 1999.

The provision for reclamation and closure costs of $0.2 million in 1999 decreased significantly from $2.4 million in 1998. In 1998, the higher provision compensated for the revised Hycroft mine plan, which called for the reduction and subsequent suspension of mining activities in December 1998. In 1999, the provision of $0.2 million was solely from the Mineral Ridge mine.

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

Management regularly reviews the carrying values of its long-lived assets and investments. These evaluations indicated that the carrying values of certain properties and investments were overstated and, accordingly, were written down. Based upon management's evaluation, $16.2 million was written down in 1999, including Bolivian mineral properties--$13.2 million; Mineral Ridge mine net assets--$2.9 million; and Zamora accounts receivable--$0.1 million. Additionally, the Corporation wrote off its remaining investment of $0.6 million in Zamora, reflecting its decreased levels of ownership and control. There were no similar write-downs in 1998.

Income tax expense in 1999 was nil as compared to $0.2 million in 1998. The 1998 income tax expense was primarily the result of U.S. alternative minimum taxes, which limited the Corporation's ability to utilize existing loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's consolidated cash balance at December 31, 2000 was $0.1 million, a decrease of $2.2 million from the end of the previous year. During 2000, operating activities consumed $2.8 million, as follows.

                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
Hycroft mine................................................      $  407
Bolivian properties.........................................         631
Corporate activities........................................       1,688
                                                                  ------
Net operating activities....................................      $2,726

The Hycroft mine consumed $0.4 million in operating activities net of $1.0 million for reclamation costs. Before reclamation, the mine generated
$0.6 million of cash. In December 1998, mining activities were suspended at the Hycroft mine. Gold processing and gold recovery continued in 2000 from previously mined ore. The mine produced 13,493 ounces in 2000, at a cash operating cost of $183 per ounce.

Bolivian and corporate activities required $0.6 million and $1.7 million in cash, respectively. During 2000, the Corporation held and maintained its Bolivian properties, and at the same time steps were undertaken to minimize future property holding costs. The Corporation continues to investigate alternatives to reduce its corporate overhead.

Investing activities provided $1.2 million in 2000 mainly from the sale of Hycroft crushing and conveying equipment and spare parts. The Corporation made no material capital expenditures in 2000.

In 2000, financing activities used $0.6 million to reduce the long-term equipment loan from Finova Inc.

RECLAMATION AND ENVIRONMENTAL COSTS

Management estimates the current reclamation and closure costs for the Corporation's Hycroft mine to be $2.9 million. These costs have been charged to earnings over the life of the mine and the provision for reclamation as of December 31, 2000 is $3.1 million.

In April 1995, the Nevada Bureau of Land Management ("BLM") approved an amended Hycroft mine reclamation plan that included the Brimstone deposit, and an uncollateralized surety bond in the amount of $5.1 million was posted to secure reclamation obligations under the plan.

REGULATORY COMPLIANCE AND OTHER MATTERS

During 2000, there were no material environmental incidents or non-compliance with any applicable environmental regulations.

GOING CONCERN

The Corporation's consolidated cash balance and working capital balance were both $0.1 million as of December 31, 2000. $2.6 million has been realized from the sale of mining equipment in the first quarter of 2001. Management estimates consolidated total cash expenditures of $2.4 million for 2001, including debt repayments of $0.7 million with an estimated December 31, 2001 cash balance of $0.3 million. Management continues to pursue cost-cutting measures and is actively pursuing additional sources of capital, including debt financing, the issuance of equity, mergers with other companies, and the sale of property interests and other assets. Management estimates that the Corporation will have sufficient cash resources to continue its current level of activity through to the end of March 2002.

The Corporation relies on the Hycroft mine as its only current source of operating cash flows. Mining activities at Hycroft were suspended in 1998. During 2000, Hycroft produced gold from previously mined ore on the leach pads, a process that will continue through 2001. However, Hycroft's remaining gold inventory is decreasing and, therefore, gold production will continue to decrease throughout the year 2001. The Corporation is investigating the economic feasibility of restarting the Hycroft mine and developing the Amayapampa project in Bolivia. The Corporation's ability to restart the Hycroft mine and develop the Amayapampa project is dependent upon its ability to raise additional capital.

OUTLOOK

Following a brief rally in February 2000 and a minor readjustment in June, the price of gold has continued to remain low, finishing the year at approximately $270 per ounce.

Amayapampa cannot be developed economically at current gold prices. The resumption of mining at Hycroft, although economic at current gold prices, would attract more favorable financing terms and yield a greatly improved return for shareholders at a gold price over $300. The Corporation is reluctant to deplete its valuable gold resources before ensuring a higher return on the necessary investment. Hycroft continues to produce gold at higher than anticipated rates and will continue to produce gold into 2001. Gold production, however, is dropping and management expects to produce about 3,000 ounces in 2001.

To enhance the Corporation's gold resource position, management has rigorously re-evaluated the Brimstone reserve at the Hycroft mine under the scrutiny of an independent consulting firm and continues to systematically re-log drill hole data and compile all existing exploration data for the Hycroft property. This exercise together with some additional field-work, by the Corporation's in-house geologist, has identified several areas on the property for additional exploration as well as firming up drill targets to add additional oxide reserves and explore for high-grade feeder zones. The Corporation will be in a position, if funding is available, to restart operations immediately if the price of gold recovers above $300 per ounce or to start a comprehensive drilling program to expand the reserve.

In Bolivia, holding costs have been reduced by the sale of Yamin and Capa Circa to a worker's co-operative and by the elimination of the stand-by work force at Amayapampa. Development of Amayapampa will require initial capital of $25 million and a gold price of around $325 per ounce. Again, this project is dependent on a higher gold price and in the meantime the Corporation continues to explore every avenue to maintain the asset at minimum cost until the gold price improves.

At the corporate level, management has reduced staff, moved into more economic office space and continues to explore all avenues to ensure the future of Vista Gold and to protect and enhance shareholder value. In the first quarter of 2001, four haul trucks and a shovel from the Hycroft mine were sold to provide an additional $2.6 million in operating capital, without shareholder dilution. This will allow the Corporation to continue on the present course into 2002, and continue to pursue merger or acquisition opportunities and promote company growth.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

COMMODITY PRICE RISK

The Corporation is engaged in gold mining and related activities, including exploration, extraction, processing, and refining and reclamation. Gold bullion is the Corporation's principal product. Changes in the price of gold could affect the Corporation's profitability and cash flows. Gold prices may fluctuate widely from time to time. For a description of factors that affect gold prices, see note 1(a) to the consolidated financial statements for the year ended December 31, 2000 under "Item 8. Consolidated Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements".

Using current 2001 estimates of production, a $10 change in the gold price would result in a corresponding change in net income and cash flows of approximately $30,000.

The Corporation occasionally utilizes derivative commodity instruments for purposes other than trading purposes to manage the Corporation's exposure to the risks associated with fluctuations in the price of gold by protecting the selling price of a portion of its production. The market risk of these commodity instruments to the Corporation's cash flow is related to the possible failure of all counterparties to honor their contractual obligations. Also, precious metals contracts between the Corporation and various counterparties involve the requirement that the Corporation deliver gold to the counterparty at agreed-upon prices. If the counterparty is unable to fulfill its purchase obligations, there is no guarantee that the Corporation will be able to receive the agreed-upon sales price in the open market. If the Corporation is unable to produce sufficient gold to meet its hedging contract obligations, it may be obligated to purchase such gold at the then market price. At December 31, 2000, the Corporation's had no outstanding forward sales contracts.

INTEREST RATE RISK

At December 31, 2000, the Corporation had a $75,000 term note bearing a fixed rate of interest at 4.5%. Management does not believe that the Corporation is exposed to major interest rate risk and the Corporation does not utilize market risk sensitive instruments to manage its exposure to this risk.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL INFORMATION

To the Shareholders of Vista Gold Corp.

The consolidated financial statements are the responsibility of the Board of Directors and management. The consolidated financial statements have been prepared by management based on information available through February 23, 2001, and are in accordance with accounting principles generally accepted in Canada.

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

The Audit Committee of the Board of Directors is comprised of four outside directors, and meets regularly with management and the independent auditors to ensure that management is maintaining adequate internal controls and systems and to approve the annual and quarterly consolidated financial statements of the Corporation. The committee also reviews the audit plan of the independent auditors and discusses the results of their audit and their report prior to submitting the consolidated financial statements to the Board of Directors for approval.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, Chartered Accountants, who are appointed by the shareholders. The auditors' report outlines the scope of their examination and their opinion on the consolidated financial statements.

        /s/ DAVID R. SINCLAIR                                 /s/ ROBERT L. FOLEN
    ----------------------------                         ----------------------------
          David R. Sinclair                                     Robert L. Folen
        Chairman of the Board                               Vice President Finance

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Vista Gold Corp.

We have audited the consolidated balance sheets of Vista Gold Corp. as of December 31, 2000 and 1999 and the consolidated statements of loss, deficit and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada and the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation as of December 31, 2000 and 1999, and the consolidated results of its operations and cash flows for the years ended December 31, 2000, 1999 and 1998 in accordance with Canadian generally accepted accounting principles.

/s/ PRICEWATERHOUSECOOPERS LLP

Chartered Accountants

Vancouver, British Columbia, Canada

February 23, 2001

Comments by the Auditors for U.S. Readers on Canada-U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Corporation's ability to continue as a going concern such as those described in Note 1 of the consolidated financial statements. Our report to the shareholders dated February 23, 2001, is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chartered Accountants

Vancouver, British Columbia, Canada

February 23, 2001

                       CONSOLIDATED FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEETS

                                                                     AT DECEMBER 31
                                                              ----------------------------
                                                                 2000              1999
                                                              -----------       ----------
                                                              (U.S. DOLLARS IN THOUSANDS)
ASSETS:
Cash and cash equivalents...................................   $      96         $  2,297
Marketable securities.......................................          --               77
Accounts receivable.........................................         760            1,571
Gold inventory in process...................................          --              117
Supplies inventory and prepaid expenses.....................         464            1,221
                                                               ---------         --------
Current assets..............................................       1,320            5,283
                                                               ---------         --------
Property, plant and equipment--Note 3.......................      15,912           28,124
Other assets................................................          --               22
                                                               ---------         --------
                                                                  15,912           28,146
                                                               ---------         --------
Total assets................................................   $  17,232         $ 33,429
                                                               =========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable............................................   $     218         $    744
Accrued liabilities and other...............................         301            1,086
Current portion of long-term debt--Note 4...................         695              481
                                                               ---------         --------
Current liabilities.........................................       1,214            2,311
                                                               ---------         --------
Long-term debt--Note 4......................................          --              801
Accrued reclamation and closure costs--Note 5...............       3,339            4,411
Other liabilities...........................................           6               17
                                                               ---------         --------
                                                                   3,345            5,229
                                                               ---------         --------
Total liabilities...........................................       4,559            7,540
                                                               ---------         --------
SHAREHOLDERS' EQUITY:
Capital stock, no par value per share--Note 6:
  Preferred--unlimited shares authorized; no shares
    outstanding
  Common--unlimited shares authorized; shares outstanding:
    2000 and 1999--90,715,040...............................     121,146          121,146
Deficit.....................................................    (106,985)         (93,776)
Currency translation adjustment.............................      (1,488)          (1,481)
                                                               ---------         --------
Total shareholders' equity..................................      12,673           25,889
                                                               ---------         --------
Total liabilities and shareholders' equity..................   $  17,232         $ 33,429
                                                               =========         ========
Nature of operations and going concern--Note 1
Commitments and contingencies--Note 7
Subsequent events--Note 13

                       Approved by the Board of Directors

        /s/ DAVID R. SINCLAIR                  /s/ PETER WALTON
      --------------------------          --------------------------
          David R. Sinclair                      Peter Walton
               Chairman                            Director

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                        CONSOLIDATED STATEMENTS OF LOSS

                                                                    YEARS ENDED DECEMBER 31
                                                        -----------------------------------------------
                                                            2000             1999             1998
                                                        -------------    -------------    -------------
                                                         (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                             DATA)
REVENUES:
Gold sales............................................   $    3,757       $   19,496       $   37,083
Other revenues........................................           48              109            3,350
                                                         ----------       ----------       ----------
Total revenues........................................        3,805           19,605           40,433
                                                         ----------       ----------       ----------
COSTS AND EXPENSES:
Mining operations.....................................        2,560           20,578           27,009
Depreciation, depletion and amortization..............          867            4,421            6,270
Provision for reclamation and closure costs...........           --              232            2,442
Operating leases......................................           --               44            1,094
Mineral exploration, property evaluation and holding
  costs...............................................        1,875            2,802            2,596
Corporate administration..............................        1,046              926            1,278
Investor relations....................................          198              257              209
Interest expense......................................          114            1,146              660
Loss (gain) on disposal of assets.....................          (41)               5             (775)
Gain on sale of marketable securities.................         (280)              --               --
Equity in loss and impairment of Zamora Gold Corp.....           --              601              427
Other (income) expense................................         (218)              74              692
Write-down of mineral properties and other
  assets--Note 3......................................       10,926           16,219               --
                                                         ----------       ----------       ----------
Total costs and expenses..............................       17,047           47,305           41,902
                                                         ----------       ----------       ----------
Loss before income taxes..............................      (13,242)         (27,700)          (1,469)
Income taxes--Note 9..................................          (33)              --              171
                                                         ----------       ----------       ----------
Loss for the year.....................................   $  (13,209)      $  (27,700)      $   (1,640)
                                                         ==========       ==========       ==========
Weighted average shares outstanding...................   90,715,040       90,715,040       89,456,478
-------------------------------------------------------------------------------------------------------
Loss per share........................................   $    (0.15)      $    (0.31)      $    (0.02)
-------------------------------------------------------------------------------------------------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       CONSOLIDATED STATEMENTS OF DEFICIT

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                               (U.S. DOLLARS IN THOUSANDS)
Deficit, beginning of year..................................  $ 93,776   $66,076    $64,437
Loss for the year...........................................    13,209    27,700      1,640
                                                              --------   -------    -------
Deficit, end of year........................................  $106,985   $93,776    $66,076
                                                              ========   =======    =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                               (U.S. DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the year...........................................  $(13,209)  $(27,700)  $ (1,640)
ADJUSTMENTS TO RECONCILE LOSS FOR THE YEAR TO CASH PROVIDED
  BY (USED IN) OPERATIONS:
Depreciation, depletion and amortization....................       867      4,421      6,270
Amortization of deferred stripping..........................        --         --      1,169
Deferral (recognition) of hedging gains.....................        --     (1,150)     1,426
Provision for reclamation and closure costs.................        --        232      2,442
Reclamation and closure costs...............................      (982)    (1,800)      (592)
Loss (gain) on disposal of assets...........................       (41)         5       (775)

Gain on disposal of marketable securities...................      (280)        --         --
Equity in loss and impairment of Zamora Gold Corp...........        --        601        427
Loss (gain) on currency translation.........................        (7)        59       (181)
Write-down of mineral properties............................    10,926     16,219         --
Other non-cash items........................................        --        (11)        (5)
                                                              --------   --------   --------
                                                                (2,726)    (9,124)     8,541
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Marketable securities.......................................        --         13         42
Accounts receivable.........................................       461      1,723     (1,759)
Gold inventory..............................................       117      3,397      5,399
Realization of hedging gains acquired.......................        --      3,041         --
Supplies inventory and prepaid expenses.....................       391       (133)       452
Accounts payable............................................      (526)      (294)    (2,047)
Accrued liabilities and other...............................      (513)      (370)      (141)
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........    (2,796)    (1,747)    10,487
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment..................        (7)    (1,917)    (4,552)
Acquisition of Mineral Ridge Inc............................        --         --      4,639
Proceeds on disposal of fixed assets and supplies...........       810         86      5,758
Proceeds on disposal of marketable securities...............       357         --         --
Investment in and advances to Zamora Gold Corp..............        --        (30)      (141)
Other assets................................................        22        139       (204)
                                                              --------   --------   --------
Net cash provided by (used in) investing activities.........     1,182     (1,722)     5,500
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt...........................................      (587)      (520)   (13,000)
Proceeds from debt..........................................        --      1,500         --
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........      (587)       980    (13,000)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    (2,201)    (2,489)     2,987
Cash and cash equivalents, beginning of year................     2,297      4,786      1,799
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $     96   $  2,297   $  4,786
                                                              ========   ========   ========
Supplemental cash flow disclosure--Note 8

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

1. NATURE OF OPERATIONS AND GOING CONCERN

(a) NATURE OF OPERATIONS

Vista Gold Corp. (Vista Gold) is engaged in gold mining in the United States, and gold exploration activities in the United States, Canada and Latin America.

The Corporation's results are dependent on the price of gold. Gold prices fluctuate and are affected by numerous factors, including, expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. Gold can be readily sold on numerous markets throughout the world and its market value can be ascertained at any particular time. As a result, the Corporation is not dependent on any one customer for the sale of its product.

(b) GOING CONCERN

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern and assumes the realization of assets and the discharge of liabilities in the normal course of business. The Corporation's consolidated cash balance and working capital were both
$0.1 million as of December 31, 2000. $2.6 million has been realized from the sale of mining equipment, in the first quarter of 2001 (Note 13). Management estimates consolidated total cash expenditures of $2.4 million for 2001, including debt repayments of $0.7 million with an estimated December 31, 2001 cash balance of $0.3 million. Management continues to pursue cost-cutting measures and is actively pursuing additional sources of capital, including debt financing, the issuance of equity, mergers with other companies, and the sale of property interests and other assets. Management estimates that the Corporation will have sufficient cash resources to continue its current level of activity through to the end of March 2002.

The Corporation relies on the Hycroft mine as its only current source of operating cash flows. Mining activities at Hycroft were suspended in 1998. During 2000, the Hycroft mine produced gold from previously mined ore on the leach pads, a process that will continue through 2001. However, the amount of recoverable gold remaining in the leach pads is decreasing and, therefore, gold production will continue to decrease throughout the year 2001. The Corporation is investigating the economic feasibility of restarting the Hycroft mine and developing the Amayapampa project in Bolivia. The plans to restart the Hycroft mine and develop the Amayapampa project will depend on management's ability to raise additional capital for these purposes. While management has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future. Because of these uncertainties, there is substantial doubt about the ability of the Corporation to continue as a going concern beyond March of 2002. These financial statements do not give effect to any adjustments, which may be necessary should the Corporation be unable to continue as a going concern.

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

(b) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Vista Gold and its subsidiaries. Vista Gold's subsidiaries and its percentage ownership in these entities as of December 31, 2000 are:

                                                              OWNERSHIP
                                                              ---------
Vista Gold Holdings Inc. and its wholly-owned
  subsidiaries..............................................    100%

  Hycroft Resources & Development, Inc. and its wholly-owned subsidiary Hycroft Lewis Mine, Inc.

  Mineral Ridge Resources Inc.(1)

  Vista Gold U.S. Inc.

Granges Inc. (previously called Granges (Canada) Inc.)......    100%

Vista Gold (Antigua) Corp. and its wholly-owned
  subsidiary................................................    100%
  Compania Inversora Vista S.A. and its wholly-owned
    subsidiaries
    Minera Nueva Vista S.A.
    Compania Exploradora Vistex S.A.
The Corporation sold its wholly owned subsidiary Sociedad
  Industrial Yamin Limitada (Yamin) on February 7, 2000.

------------------------

(1) In 1999, Mineral Ridge Resources Inc. voluntarily filed for protection under the U.S. Bankruptcy Code. Accordingly, effective 1999 the Corporation ceased consolidating the investment in Mineral Ridge Resources Inc.

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

(d) FOREIGN CURRENCY TRANSLATION

Sales revenues and a significant portion of the Corporation's expenses are denominated in U.S. dollars. The focus of the Corporation is increasingly on international operating activities and the Corporation's executive office is located in Littleton, Colorado. The U.S. dollar is the principal currency of the Corporation's business. Accordingly, the consolidated financial statements of the Corporation are expressed in U.S. dollars.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The accounts of self-sustaining foreign operations are translated using the current rate method. Under this method, assets and liabilities are translated at the rate of exchange on the balance sheet date, and revenue and expenses at the average rate of exchange during the period. Exchange gains and losses are deferred and shown as a currency translation adjustment in shareholders' equity until transferred to earnings when the net investment in the foreign operation is reduced or settled.

Foreign currency denominated monetary items of the Corporation, excluding its foreign operations, are translated at the year-end exchange rate. Exchange gains and losses on these items are recognized in earnings in the year they arise.

(e) REVENUE RECOGNITION

Since ceasing mining operations at the Hycroft mine, the Corporation recognizes revenue upon adsorption of gold onto carbon.

(f) MINERAL EXPLORATION

Exploration expenditures on mineral properties are expensed when incurred. Holding costs to maintain a property on a stand-by basis are charged to expense as incurred.

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

(h) MARKETABLE SECURITIES

Marketable securities are carried at the lower of cost and market value.

(i) INVENTORIES

Gold inventory is valued at the lower of average cost and net realizable value. The direct cash costs associated with ore placed in stockpiles and on leach pads are inventoried and charged to operations as the contained gold is recovered. Based upon actual metal recoveries, ore grades and operating plans, management continuously evaluates and refines estimates in determining the carrying values of costs associated with gold inventories. Although all gold estimated to be recoverable from the leach pads had been recovered, as of December 31, 2000, the leach pads continue to produce gold. Gold production from the leach pads is expected to continue throughout the year 2001.

Supply inventories are valued at the lower of average cost and net replacement value.

(j) PROPERTY, PLANT AND EQUIPMENT

    (i) Developed mineral properties

    Property acquisition and development costs are carried at cost less accumulated amortization and write-downs. Amortization is provided on the units-of-production method based on proven and

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) probable reserves. Holding costs to maintain a property on a stand-by basis are charged to expense as incurred.

    Management reviews the carrying value of the Corporation's interest in each property quarterly and, where necessary, these properties are written down to their estimated recoverable amount determined on an undiscounted basis. Management's estimates of gold price, recoverable proven and probable reserves, operating, capital and reclamation costs are subject to risks and uncertainties affecting the recoverability of the Corporation's investment in property, plant and equipment. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect management's estimate of net cash flows expected to be generated from its operating properties and the need for possible asset impairment write-downs.

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

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(m) HEDGING

The Corporation may from time to time protect against falling gold prices through forward sales of future production. Revenue from these forward sales is recognized when the gold is due to be delivered. At December 31, 2000, the Corporation had no forward sales commitments.

(n) LOSS PER SHARE

Loss per share is calculated by dividing the loss for the year by the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not disclosed as the inclusion of common share equivalents would be anti-dilutive.

(o) FINANCIAL INSTRUMENTS

The recorded value of the Corporation's cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the relatively short periods to maturity. The fair value of long term-debt is disclosed in Note 4.

(p) STOCK BASED COMPENSATION

The Corporation has a stock-based compensation plan, which is described in note 6. No compensation expense is recognized for the plan when stock or stock options are issued to employees. Any consideration paid by employees on the exercise of stock options or the purchase of stock is credited to share capital.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

                                                2000                                  1999
                                 -----------------------------------   -----------------------------------
                                             ACCUMULATED                           ACCUMULATED
                                            DEPRECIATION,                         DEPRECIATION,
                                            AMORTIZATION                          AMORTIZATION
                                                 AND                                   AND
                                   COST      WRITE-DOWNS      NET        COST      WRITE-DOWNS      NET
                                 --------   -------------   --------   --------   -------------   --------
Hycroft mine...................  $ 60,953      $ 55,974     $ 4,979    $ 63,083      $56,418      $ 6,665
Bolivian mineral properties....    58,029        47,260      10,769      60,561       39,307       21,254
Corporate assets...............       467           303         164         482          277          205
                                 --------      --------     -------    --------      -------      -------
                                 $119,449      $103,537     $15,912    $124,126      $96,002      $28,124
                                 ========      ========     =======    ========      =======      =======

WRITE-DOWN OF MINERAL PROPERTIES

Management regularly performs property evaluations to assess the recoverability of the carrying value of its mining properties and investments and other long-lived assets. In 2000, the Corporation based its evaluation of the recoverability of the carrying value of its mining properties upon a gold price of U.S. $300 per ounce (1999 U.S. $325 per ounce).

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

3. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
These evaluations indicated that the carrying values of the following properties were in excess of their estimated net recoverable amounts and accordingly were written down by $10.9 million in 2000 and by $16.2 million in 1999 as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
Bolivian mineral properties.................................  $10,607    $13,248         --
Hycroft mine equipment......................................      319         --         --
Zamora accounts receivable..................................       --        111         --
Mineral Ridge mine net assets...............................       --    $ 2,860    $    --
                                                              -------    -------    -------
                                                              $10,926    $16,219    $    --
                                                              =======    =======    =======

DISPOSAL OF ASSETS

During 2000, Hycroft mining equipment with an original cost of $2.1 million and a net book value of $0.5 million, was sold for $0.5 million. During 2000, the Corporation disposed of its Bolivian subsidiary Yamin and realized a gain on disposal of $0.1 million.

ROYALTIES

The Crofoot property at the Hycroft mine is subject to a 4% net profit royalty. During 2000 and 1999, there was no mining activity and as a result the Corporation did not pay any Crofoot royalties. In 1998, the Corporation paid royalty payments of $240,000 per year.

The Lewis property at the Hycroft mine is subject to a 5% net smelter royalty. During 2000, only nominal minimum royalties were required in relation to this property. During 1999 and 1998 royalties paid were $123,000 and $344,000 respectively.

4. LONG TERM DEBT

During 2000, the Corporation repaid $0.6 million under the terms of a $1.3 million term loan, which was collateralized by certain mobile assets of the Hycroft mine. The loan bears 10.61% interest and is repayable in monthly installments of $49,000 terminating April 2002. In January 2001, the loan was repaid from the proceeds of the sale of mining equipment and has therefore been classified as short term (Note 13). The Corporation also has a $75,000 term note, bearing 4.5% interest, which is due October 31, 2001.

5. ACCRUED RECLAMATION AND CLOSURE COSTS

At December 31, 2000, the Corporation's future reclamation and mine closure costs are estimated to be $3.1 million, $2.9 million of which comprises environmental reclamation costs at the Hycroft mine. The remainder comprises mainly severance and other mine closure costs.

Estimated reclamation and mine closure costs are determined using management's best estimates of the scope and the cost of required activities. These estimates may change, based on future changes in operations, regulatory requirements or costs to complete the reclamation activity. Reclamation and closure costs are charged to earnings over the life of the mine on a units-of-production basis. The aggregate

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

5. ACCRUED RECLAMATION AND CLOSURE COSTS (CONTINUED) obligation accrued to December 31, 2000, net of the actual cost of reclamation activities performed to December 31, 2000, is $3.3 million (1999:
$4.4 million).

6. CAPITAL STOCK

Common Shares issued and outstanding:

                                                              NUMBER OF SHARES     AMOUNT
                                                              ----------------   -----------
At December 31, 2000, 1999 and 1998.........................     90,715,040       $121,146

COMMON SHARE OPTIONS

Under the Vista Gold's Stock Option Plan (the "Plan"), Vista Gold may grant options to directors, officers and employees of the Corporation or its subsidiaries for up to 4,500,000 Common Shares. Under the Plan, the exercise price of each option shall not be less than the market price of the Corporation's stock on the date of grant, and an option's maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between the Corporation and the optionee. Options and vesting periods under the Plan are granted from time to time at the discretion of the Board of Directors.

At December 31, 2000, 1,758,333 Common Shares were reserved for issuance under options granted to directors, officers and management employees. These options expire as follows:

YEAR OF EXPIRATION   NUMBER OF OPTIONS
------------------   -----------------
    2001...                 10,000
    2004...                  5,715
    2005...                302,143
    2006...                419,761
    2007...                460,714
    2008...                185,000
    2009...                100,000
    2010...                275,000
                         ---------
    Total..              1,758,333

The following tables summarize information about stock options under the Plan:

                                             2000                        1999                        1998
                                   -------------------------   -------------------------   -------------------------
                                                WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                                 AVERAGE                     AVERAGE                     AVERAGE
                                    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                   (000)'S       (CDN.$)       (000)'S       (CDN.$)       (000)'S       (CDN.$)
                                   --------   --------------   --------   --------------   --------   --------------
Outstanding--beginning of year...   2,308         $0.237         2,270        $1.630        2,937          $1.61
Cancelled........................      --             --        (2,270)        1.630           --             --
Granted..........................     275           0.07         2,500         0.237          125           0.20

Forfeited........................    (825)         0.235          (192)        0.235         (792)          1.43
                                    -----         ------        ------        ------        -----          -----
Outstanding--end of year.........   1,758         $0.212         2,308        $0.237        2,270          $1.63
                                    =====         ======        ======        ======        =====          =====

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

6. CAPITAL STOCK (CONTINUED)

                                            OPTIONS OUTSTANDING
------------------------------------------------------------------------------------------------------------
                            NUMBER          WEIGHTED-         WEIGHTED-          NUMBER         WEIGHTED-
      RANGE OF          OUTSTANDING AT       AVERAGE           AVERAGE       EXERCISABLE AT      AVERAGE
   EXERCISE PRICES      DEC. 31, 2000       REMAINING       EXERCISE PRICE   DEC. 31, 2000    EXERCISE PRICE
       (CDN.$)             (000)'S       CONTRACTUAL LIFE      (CDN.$)          (000)'S          (CDN.$)
---------------------   --------------   ----------------   --------------   --------------   --------------
      $0.07                   275            10 years           $ 0.07              275           $  .07
$0.235 - 0.25..             1,483           6.5 years           $0.238            1,382           $0.253
                            -----                               ------            -----           ------
                            1,758                               $0.212            1,657           $0.223
                            =====                               ======            =====           ======

7. COMMITMENTS AND CONTINGENCIES

(a) On August 25, 2000, United States Fidelity & Guarantee Company ("USF&G") filed an action in the United States District Court against Vista Gold, Vista Gold Holdings, Inc., Stockscape.com Technologies, Inc., Cornucopia Resources, Inc., Red Mountain Resources, Inc. and Touchstone
    Resources, Inc. This action involves a General Contract of Indemnity in connection with the posting of a reclamation bond for mining activities by Mineral Ridge Inc. at Silver Peak, Nevada. In the action, USF&G seeks to compel all of the defendants to post additional collateral for the bond in the total amount of $793,583. Neither Vista Gold nor Vista Gold
    Holdings, Inc. was a party to the General Contract of Indemnity and both have denied any liability in connection therewith.

    In November 2000, the parties stipulated to an agreed upon discovery plan and scheduling order. The maximum potential exposure to the Corporation is the additional collateral requested in the amount of $793,583, together with the attorneys' fees and costs related to the defense of the action. Other defendants, if found to be jointly liable, could reduce the amount for which the Corporation has exposure.

8. SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                                2000       1999       1998
                                                              --------   --------   --------
Cash paid (received) during the year for:
Interest....................................................    $114      $1,146      $451
Income taxes................................................     (33)        196        --

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

9. INCOME TAXES

A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Corporation's effective income tax expenses (recovery) is as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
Income taxes at statutory rates.............................  $ (5,959)  $(12,440)  $  (661)
Increase (decrease) in taxes from:
  Permanent differences.....................................      (149)       (84)     (125)
  U.S. Alternative Minimum Tax..............................        --         --       141
  Differences in foreign tax rates..........................     2,214      1,592       (77)
  Prior year's losses of a subsidiary applied for tax
    purposes................................................        --         --    (1,685)
  Benefit of losses not recognized..........................     3,894     10,932     2,548
  Large Corporations Tax....................................       (33)        --        30
                                                              --------   --------   -------
                                                              $    (33)  $     --   $   171
                                                              ========   ========   =======

The significant components of the Corporation's future tax assets are as follows:

                                                                2000
                                                              --------
Future income tax assets
  Excess tax value over carrying value of property, plant
    and equipment...........................................     9,649
  Operating loss carryforward...............................    15,672
  Accrued reclamation provision.............................     1,111
                                                              --------
                                                                26,432

Valuation allowance for future tax assets...................   (26,432)
                                                              --------
Total.......................................................        --
                                                              ========

The Corporation has incurred income tax losses in prior periods of $42.2 million, which may be carried forward and applied against future taxable income when earned.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

9. INCOME TAXES (CONTINUED)

The losses expire as follows:

                                                               CANADA    UNITED STATES    TOTAL
                                                              --------   -------------   --------
2001........................................................  $   742       $ 1,295      $ 2,037
2002........................................................      454         1,358        1,812
2003........................................................      428         5,418        5,846
2004........................................................    1,763         1,373        3,136
2005........................................................    7,981            --        7,981
2006........................................................      655            --          655
2007........................................................      495            --          495
2008........................................................       --           388          388
2009........................................................       --            11           11
2010........................................................       --         5,106        5,106
2011........................................................       --         9,415        9,415
2019........................................................       --         5,301        5,301
                                                              -------       -------      -------
                                                              $12,518       $29,665      $42,183
                                                              =======       =======      =======

10. RETIREMENT PLANS

The Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Service code, which is available to permanent U.S. employees. The Corporation makes contributions of up to 4% of eligible employees' salaries. The Corporation's contributions were as follows: 2000--$56,000; 1999--$126,000; and
1998--$179,000.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

11. SEGMENT INFORMATION

The Corporation operates in the gold mining industry in the United States, and has exploration and development properties in the United States, Canada and Latin America. Its major product and only identifiable segment is gold, and all gold revenues and operating costs are derived in the United States.

                                                                2000       1999       1998
                                                              --------   --------   --------
Gold revenues
  U.S.......................................................   $3,757    $19,496    $37,083
Operating (loss) profit(1)
  U.S.......................................................   $  330    $(5,779)   $   268

------------------------

(1) Includes gold revenues less mining operations, depreciation, depletion and amortization, provision for reclamation and closure costs, and operating leases.

                                                                2000       1999       1998
                                                              --------   --------   --------
Assets by geographic region
  Canada....................................................  $    57    $   406    $   973
  U.S.......................................................    6,321     11,329     44,594
  Latin America.............................................   10,854     21,694     35,311
                                                              -------    -------    -------
                                                              $17,232    $33,429    $80,878
                                                              =======    =======    =======

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

    (b) In 1999 and 2000 the carrying values of certain long-lived assets exceeded their respective undiscounted cash flows. Following Canadian GAAP, the carrying values were written down using the undiscounted cash flow method. Under U.S. GAAP, the carrying values were written down to their fair values using the discounted cash flow method, giving rise to a difference in the amounts written down.

       Amortization of the remaining carrying values in subsequent periods following Canadian GAAP must be reduced to reflect the difference in the amounts written down following U.S. GAAP.

    (c) Under U.S. GAAP, items such as foreign exchange gains and losses and unrealized gains and losses on marketable securities are required to be shown separately in the derivation of comprehensive income.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)
    (d) The Corporation recognizes revenue upon adsorption of gold onto carbon. US GAAP under SAB 101, the revenue recognition standard introduced effective January 1, 2000, requires that revenue not be recorded before title is passed.

The significant differences in the consolidated statements of loss relative to U.S. GAAP were as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Loss for the year--Canadian GAAP............................  $(13,209)  $(27,700)  $(1,640)
Impairment of mineral properties (b)........................    (7,637)    13,248        --
Amortization reduction (b)..................................        99        736     3,201
Revenue Recognition (d).....................................      (172)        --        --
Cumulative impact of adopting SAB 101 (d)...................       (59)        --        --
                                                              --------   --------   -------
Earnings (loss) for the year before comprehensive income
  adjustments...............................................   (20,978)   (13,716)    1,561
Unrealised (gains) losses on marketable securities (c)......       144        (21)     (132)
                                                              --------   --------   -------
Comprehensive income (loss).................................  $(20,834)  $(13,737)  $ 1,429
                                                              ========   ========   =======
Earnings (loss) per share before adoption of SAB 101........  $  (0.23)  $  (0.15)  $ (0.02)
                                                              ========   ========   =======
Earnings (loss) per share before comprehensive income
  adjustments...............................................  $  (0.23)  $  (0.15)  $ (0.02)
                                                              ========   ========   =======

The significant differences in the balance sheets as at December 31, 2000 and 1999 relative to U.S. GAAP were:

                                               2000                                1999
                                 ---------------------------------   --------------------------------
                                 PER CDN.    CDN./U.S.   PER U.S.    PER CDN.   CDN./U.S.   PER U.S.
                                   GAAP        ADJ.        GAAP        GAAP       ADJ.        GAAP
                                 ---------   ---------   ---------   --------   ---------   ---------
Current assets.................  $   1,320   $   (231)   $   1,089   $  5,283   $     --    $   5,283
Property, plant and equipment
  (b)..........................     15,912     (7,637)       8,275     28,146        (99)     (28,047)

Common shares (a)..............    121,146     76,754      197,900    121,146     76,754      197,900
Contributed surplus (a)........         --      2,786        2,786         --      2,786        2,786
Deficit (a, b, d)..............   (106,985)   (87,408)    (194,393)   (93,776)   (79,639)    (173,415)
Other comprehensive income.....         --         --           --         --       (144)        (144)

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY UNDER U.S. GAAP

                             NUMBER OF                             CUMULATIVE                    OTHER
                               COMMON      SHARE     CONTRIBUTED   TRANSLATION               COMPREHENSIVE
                               SHARES     CAPITAL      SURPLUS     ADJUSTMENT     DEFICIT       INCOME
                             ----------   --------   -----------   -----------   ---------   -------------
Balance at December 31,
  1997.....................  89,152,540    197,624      2,786          (1,360)    (161,260)          9
Shares issued on
  acquisition of Mineral
  Ridge Inc. (Notes 1 and
  3).......................   1,562,500        276         --              --           --          --
Currency translation
  adjustment...............          --         --         --            (180)          --          --
Comprehensive income (c)...          --         --         --              --           --        (132)
Earnings...................          --         --         --              --        1,561          --
                             ----------   --------     ------         -------    ---------       -----
Balance at December 31,
  1998.....................  90,715,040    197,900      2,786          (1,540)    (159,699)       (123)
Currency translation
  adjustment...............          --         --         --              59           --          --
Comprehensive income (c)...          --         --         --              --           --         (21)
Net Loss...................          --         --         --              --      (13,716)         --
                             ----------   --------     ------         -------    ---------       -----
Balance at December 31,
  1999.....................  90,715,040    197,900      2,786          (1,481)    (173,415)       (144)
Currency translation
  adjustment...............          --         --         --              (7)          --          --
Comprehensive income (c)...          --         --         --              --           --         144
Net Loss...................          --         --         --              --      (20,978)         --
                             ----------   --------     ------         -------    ---------       -----
Balance at December 31,
  2000.....................  90,715,040   $197,900     $2,786         $(1,488)   $(194,393)      $   0
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

                                                                      2000       1999       1998
                                                                    --------   --------   --------
Net earnings (loss) under U.S. GAAP.................  As reported   $(20,978)  $(13,716)   $1,561
                                                      Pro forma      (20,993)   (14,077)    1,229
Loss per share under U.S. GAAP......................  As reported      (0.23)     (0.15)     0.02
                                                      Pro forma        (0.23)     (0.16)     0.02

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

12. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)
The fair value of each option grant is estimated on the date of grant for all plans using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                                              2000          1999        1998
                                                         --------------   ---------   ---------
Expected volatility....................................      61.9%          61.9%       61.9%
Risk-free interest rate................................  5.09% to 5.74%     4.81%       5.46%
Expected lives.........................................     2 years       4.5 years   4.5 years
Dividend yield.........................................        0%            0%          0%

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal years commencing after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. At
December 31, 2000, the Corporation did not have any derivative instruments or hedging activities.

13.  SUBSEQUENT EVENTS

In January 2001, the Corporation realized net proceeds of $1.8 million from the sale of four haul trucks from the Hycroft mine, of which $0.6 million was used to retire a long-term equipment loan (note 4).

In March 2001, the Corporation sold a hydraulic shovel for net proceeds of $0.8 million.

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

NAME, RESIDENCE,                                                  PRINCIPAL OCCUPATION,
POSITION AND AGE                   DIRECTOR SINCE                 BUSINESS OR EMPLOYMENT
----------------                 ------------------   ----------------------------------------------
DAVID R. SINCLAIR..............         May 1, 1995   Chartered Accountant; Corporate Director;
Nanoose Bay, British Columbia                         Director, Cominco Ltd., a mining company.
DIRECTOR AND CHAIRMAN
Age - 71

ROSS J. BEATY..................   November 12, 1996   Geologist; Chairman of Pan American Silver
Vancouver, British Columbia                           Corp., a mining company, 1994 to present;
DIRECTOR AND VICE CHAIRMAN                            formerly, President of Equinox
Age - 49                                              Resources Ltd., a mining company.

RONALD J. MCGREGOR.............        May 19, 1999   President and Chief Executive Officer from
Littleton, Colorado                                   September 2000 to present; Vice President,
DIRECTOR                                              Development and Operations of the Corporation
Age - 53                                              from July 1, 1996 to September 8, 2000;
                                                      Metallurgist, Vice President, Project
                                                      Development of Cambior USA Inc., a mining
                                                      company, from 1991 to 1996. Vice President,
                                                      Project Development of Westmont Mining Inc.
                                                      from 1984 to 1991.

MICHAEL B. RICHINGS............         May 1, 1995   Mining engineer; formerly, President and Chief
Littleton, Colorado                                   Executive Officer of the Corporation from
DIRECTOR                                              June 1995 to September 2000; formerly,
Age - 56                                              President of Atlas Corporation, a mining
                                                      company, from January 1995 to May 1995; Group
                                                      Executive and President of Lac Minerals Ltd.
                                                      South America, a mining company, from 1993 to
                                                      1995; Vice President of Operations of Atlas
                                                      Corporation from 1990 to 1992.

NAME, RESIDENCE,                                                  PRINCIPAL OCCUPATION,
POSITION AND AGE                   DIRECTOR SINCE                 BUSINESS OR EMPLOYMENT
----------------                 ------------------   ----------------------------------------------
C. THOMAS OGRYZLO..............       March 8, 1996   President and Chief Executive Officer Canatec
Toronto, Ontario                                      Development Corporation, a resource management
DIRECTOR                                              and development company; Previously from
Age - 61                                              March 8, 1996, President and Chief Executive
                                                      Officer of Black Hawk Mining Inc. and its
                                                      subsidiary, Triton Mining Corporation. Both
                                                      companies are gold producers; formerly,
                                                      President of Kilborn SNC-Lavalin Inc.; and
                                                      President of the Kilborn Group of Companies,
                                                      providing engineering and construction
                                                      services.

KEITH E. STEEVES...............  September 29, 1995   Chartered Accountant; Consultant; Director of
Richmond, British Columbia                            Teck Corporation and Cross Lake
DIRECTOR                                              Minerals Ltd., mining companies; formerly,
Age - 68                                              Senior Vice President, Commercial of Teck
                                                      Corporation, a mining company.

ALAN G. THOMPSON...............    December 1, 1989   Businessman; President and Chief Executive
West Vancouver,                                       Officer of A.G.T. Financial Corporation, an
British Columbia                                      investment company.
DIRECTOR
Age - 73

PETER WALTON...................        May 24, 1989   Self-employed business consultant.
West Vancouver,
British Columbia
DIRECTOR
Age - 71

None of the above directors has entered into any arrangement or understanding with any other person pursuant to which he was or is to be elected as a director of Vista Gold or a nominee of any other person, except as disclosed herein.

EXECUTIVE OFFICERS

The executive officers of Vista Gold are appointed by and hold office at the pleasure of the Board of Directors of Vista Gold. The executive officers of Vista Gold during 2000, together with their age, length of service and business experience, are described below.

NAME, POSITION AND AGE           HELD OFFICE SINCE      BUSINESS EXPERIENCE DURING PAST FIVE YEARS
----------------------           ------------------   ----------------------------------------------
RONALD J. MCGREGOR.............   September 8, 2000   President and Chief Executive Officer of Vista
PRESIDENT, CHIEF EXECUTIVE                            Gold from September 8, 2000 to present; Vice
OFFICER AND DIRECTOR                                  President Development and Operations for Vista
Age - 53                                              Gold from July 1, 1996 to September 8, 2000;
                                                      Vice President Project Development, Cambior
                                                      USA Inc., a mining company.

NAME, POSITION AND AGE           HELD OFFICE SINCE      BUSINESS EXPERIENCE DURING PAST FIVE YEARS
----------------------           ------------------   ----------------------------------------------
ROBERT L. FOLEN................  September 15, 2000   Vice President Finance of Vista Gold from
VICE PRESIDENT FINANCE                                September 15, 2000 to present. Accounting
Age - 49                                              Manager of Hycroft Resources and
                                                      Development Inc. and Mineral Ridge
                                                      Resources Inc., from October 1998 to
                                                      September 2000; Accounting Manager of Hayden
                                                      Hill Mine, Sleeper Mine, and Wind Mountain
                                                      Mine for Amax Gold Inc., from December 1994 to
                                                      September 1998.

MICHAEL B. RICHINGS............        June 1, 1995   President and Chief Executive Officer of Vista
DIRECTOR AND FORMER PRESIDENT                         Gold from June 1995 to September 8, 2000;
  AND CHIEF EXECUTIVE OFFICER.                        Mining engineer; President of Atlas
RESIGNED AS PRESIDENT AND CHIEF                       Corporation, a mining company, from
EXECUTIVE OFFICER AS OF                               January 1995 to May 1995; Group Executive and
SEPTEMBER 8, 2000                                     President of Lac Minerals Ltd. South America,
Age - 56                                              a mining company, from 1993 to 1995; Vice
                                                      President of Operations of Atlas Corporation
                                                      from 1990 to 1992.

ROGER L. SMITH.................       March 6, 1998   Vice President Finance of Vista Gold from
FORMER VICE PRESIDENT FINANCE                         March 1998 to September 15, 2000; Corporate
(RESIGNED AS OF SEPTEMBER 15,                         Controller of Vista Gold from December 1995 to
  2000)                                               March 1998; Vice President Finance of Ramrod
Age - 43                                              Gold (U.S.A.) Inc., a mining company, from
                                                      May 1994 to December 1995; Vice President
                                                      Finance of Westmont Gold Inc., a mining
                                                      company from July 1991 to May 1994.

WILLIAM F. SIRETT..............     January 1, 1996   Lawyer; Partner, Borden Ladner Gervais LLP, a
SECRETARY                                             law firm.
Age - 50

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

ITEM 11.  COMPENSATION OF DIRECTORS AND OFFICERS.

During the financial year ended December 31, 2000, the aggregate cash compensation paid by the Corporation to all directors and officers of Vista Gold, as a group was $464,732. This sum includes compensation paid to executive officers pursuant to the cash incentive plan and retirement savings plan described below.

Information specified in this Item for individually named directors and officers is incorporated by reference from pages 6 to 14 of the Management Information and Proxy Circular prepared in connection with Vista Gold's Annual General Meeting to be held on May 18, 2001, filed with the Securities and Exchange Commission concurrently with the filing of this report.

Pursuant to the terms of the Corporation's incentive policy adopted by the Corporation in 1989 or certain employment contracts, executive officers and senior employees of the Corporation are eligible to receive incentive payments. The Corporation did not make any incentive payments to executive officers or senior employees under this plan in 2000. Any incentive payments are awarded at the discretion of the Board of Directors based on recommendations from the compensation committee. There is no established formula utilized in determining these incentive payments. The award of incentive payments is motivated by the Corporation's desire to reward past services rendered to the Corporation and to provide an incentive for continued service to the Corporation. Incentive payments to be made during 2001, which may include amounts related to performance during a portion of 2000, have not yet been determined. The Corporation has not made any restricted stock awards during the last three fiscal years.

During the fiscal year ended December 31, 2000, the Corporation set aside or accrued a total of $13,246 to provide pension, retirement or similar benefits for directors or officers of Vista Gold pursuant to plans provided or contributed to by the Corporation. As a part of the aggregate cash compensation disclosed above, the Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of section 401(k) of the United States Internal Revenue Service Code which is available to permanent United States-based employees. Under the terms of this plan, the Corporation makes contributions of up to 4% of eligible employees' salaries. In addition, the Corporation contributes between 2% and 4% of permanent Canadian-based employees' salaries, including executive officers, depending on length of service and to a maximum of Cdn.$3,500 per year, to the individual's registered retirement savings plan. There are no other such plans to which the Corporation made any contribution in relation to its directors or officers in 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information specified in this Item for individually named directors and officers is incorporated by reference from pages 3 to 5 and 12 to 13 of the Management Information and Proxy Circular prepared in connection with Vista Gold's Annual General Meeting to be held on May 18, 2001, filed with the Securities and Exchange Commission concurrently with the filing of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2000, there have been no transactions, or series of similar transactions, or any currently proposed transactions or series of similar transactions, to which Vista Gold or any of its subsidiaries was or is a party in which the amount involved exceeds $60,000 and in which any director or executive officer, any nominee for election as a director, any security holder known to the Corporation to own of record or beneficially more than 5% of the Corporation's Common Shares, any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

During 2000, there were and are no relationships regarding directors or nominees for director as stipulated by this item and no director or executive officer, nominee for election as a director, any member of their immediate family or any corporation or organization in which any of them, directly or indirectly, beneficially owns 10% or more of any class of equity securities was indebted to Vista Gold.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

DOCUMENTS FILED AS PART OF REPORT

FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation are filed as part of this report:

1.  Report of Independent Accountants dated February 23, 2001.

2.  Consolidated Balance Sheets--At December 31, 2000 and 1999.

3.  Consolidated Statements of Loss--Years ended December 31, 2000, 1999, and
    1998.

4.  Consolidated Statements of Deficit--Years ended December 31, 2000, 1999,
    1998.

5. Consolidated Statements of Cash Flows--Years ended December 31, 2000, 1999, and 1998.

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

EXHIBITS

The following exhibits are filed as part of this report:

    EXHIBIT NUMBER                                  DESCRIPTION
    --------------          ------------------------------------------------------------
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

             3.03           Share Certificate of Vista Gold (File No. 1-9025)

             3.04           Amended By-Law No. 1 of Vista Gold (File No.1-9025)

            10.01           Lease and Option dated July 1, 1985 between Henry C.
                            Crofoot, trustee, and Hycroft Resources--Development Inc.
                            (Crofoot Patented Claims), as amended, filed as
                            Exhibit 10.8 to Granges' Registration Statement on
                            Form S-1, as amended, and incorporated herein by reference
                            (File No. 33-17974)

            10.02           Lease and Option dated July 1, 1985, between Henry C.
                            Crofoot, trustee, and Hycroft Resources--Development Inc.
                            (Crofoot Unpatented Claims), as amended, filed as
                            Exhibit 10.9 to Granges' Registration Statement on
                            Form S-1, as amended, and incorporated herein by reference
                            (File No. 33-17974)

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

    EXHIBIT NUMBER                                  DESCRIPTION
    --------------          ------------------------------------------------------------
            10.04           Amendment Agreement dated January 14, 1988, among Henry C.
                            Crofoot et al and Hycroft Resources--Development Inc. filed as Exhibit 10.13 to Granges' Annual Report on Form 10-K for
                            the fiscal year ended December 31, 1988, as amended, and
                            incorporated herein by reference (File No. 1-9025)

            10.05           Lewis Hycroft Agreement dated January 10, 1989, among Frank
                            W. Lewis, Hycroft Lewis and Hycroft
                            Resources--Development Inc. filed as Exhibit 10.16 to
                            Granges' Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1988, as amended, and incorporated herein by reference (File No. 1-9025)

            10.06           Second Amendment Agreement dated March 3, 1989, among Henry
                            C. Crofoot et al and Hycroft Resources--Development Inc.
                            filed as Exhibit 10.24 to the Form 20-F/A for the year ended
                            December 31, 1994 and incorporated herein by reference (File
                            No. 1-9025)

            10.07           Second Lewis-Hycroft Agreement dated March 15, 1991 among
                            Frank W. Lewis, Granges, Hycroft
                            Resources--Development Inc. and Hycroft Lewis filed as
                            Exhibit 10.20 to the Form 20-F/A for the year ended
                            December 31, 1994 and incorporated herein by reference (File
                            No. 1-9025)

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

    EXHIBIT NUMBER                                  DESCRIPTION
    --------------          ------------------------------------------------------------
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

            10.22           Stock Option Plan of Vista Gold dated November 1996 (File
                            No. 1-9025)

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

    EXHIBIT NUMBER                                  DESCRIPTION
    --------------          ------------------------------------------------------------
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

            10.35           Voluntary Petition under Chapter 11 of the U.S. Bankruptcy
                            Code dated December 10, 1999 filed by Mineral Ridge
                            Resources Inc. (File No. 1-9025)

            10.36           Sale Agreement dated January 31, 2000 on one hand between
                            David O'Connor and Vista Gold and on the other hand Empresa
                            Minera Multiple Capacirca.

            10.37           Employment Agreement dated September 8, 2000 between Vista
                            Gold and Ronald J. McGregor.

            11.01           Statement of Computation of Per Share Earnings of Vista Gold

            24.01           Powers of Attorney

REPORTS ON FORM 8-K

The following reports were filed under cover of Form 8-K during the quarter ended December 31, 2000:

1. Report dated November 8, 2000 regarding the Corporation's results for the quarter ended September 30, 2000.

                            SUPPLEMENTAL INFORMATION

Additional information, including directors' and officers' remuneration and indebtedness, principal holders of the Corporation's securities, options to purchase securities and interests of insiders in material transactions, where applicable, is contained in the Management Proxy and Information Circular for the annual general meeting of shareholders held on May 18, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VISTA GOLD CORP.

Dated: March 26, 2001                        By:            /s/ RONALD J. MCGREGOR
                                                  ------------------------------------------
                                                              Ronald J. McGregor
                                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated: March 26, 2001                        By:            /s/ RONALD J. MCGREGOR
                                                  ------------------------------------------
                                                              Ronald J. McGregor
                                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: March 26, 2001                        By:              /s/ ROBERT L. FOLEN
                                                  ------------------------------------------
                                                                Robert L. Folen
                                                            VICE PRESIDENT FINANCE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   CAPACITY                  DATE
                      ---------                                   --------                  ----
                          *
     -------------------------------------------       Chairman of the Board and       March 26, 2001
                  David R. Sinclair                      Director

                          *
     -------------------------------------------       Vice-Chairman of the Board and  March 26, 2001
                    Ross J. Beaty                        Director

               /s/ RONALD J. MCGREGOR
     -------------------------------------------       President and Chief Executive   March 26, 2001
                 Ronald J. McGregor                      Officer and Director

                          *
     -------------------------------------------       Director                        March 26, 2001
                  C. Thomas Ogryzlo

                          *
     -------------------------------------------       Director                        March 26, 2001
                 Michael B. Richings

                          *
     -------------------------------------------       Director                        March 26, 2001
                  Alan G. Thompson

                          *
     -------------------------------------------       Director                        March 26, 2001
                    Peter Walton

                          *
     -------------------------------------------       Director                        March 26, 2001
                    Keith Steeves

* On his own behalf and pursuant to a Power of Attorney dated March 26, 2001, the undersigned by signing his name hereby signs this report in the name and on behalf of the foregoing directors.


               /s/ RONALD J. MCGREGOR
     -------------------------------------------
                 Ronald J. McGregor