Form 10-Q
period 2001-05-01
VISTA GOLD CORP
filed 2001-05-02
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                                   (Mark One)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 FOR
                    THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              --------------------

                          COMMISSION FILE NUMBER 1-9025

                                VISTA GOLD CORP.
             (Exact name of registrant as specified in its charter)

   Continued under the laws of the
           Yukon Territory
   (State or other jurisdiction of                   (Not Applicable)
    incorporation or organization)            (IRS Employer Identification No.)

         7961 Shaffer Parkway
               Suite 5
          Littleton, Colorado                             80127
(Address of principal executive offices)                (Zip Code)

                                 (720) 981-1185
              (Registrant's telephone number, including area code)

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X       No
                            -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   90,715,040
                                   ----------

          Common Shares, without par value, outstanding at May 1, 2001

                              --------------------

                                VISTA GOLD CORP.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

            (i)    Consolidated Balance Sheets as of March 31, 2001
                   and December 31, 2000                                     3

           (ii)    Consolidated Statements of Loss for the three months
                   ended March 31, 2001 and March 31, 2000                   4

          (iii)    Consolidated Statements of Deficit for the three
                   months ended March 31, 2001 and March 31, 2000            4

           (iv)    Consolidated Statements of Cash Flows for the three
                   months ended March 31, 2001 and March 31, 2000            5

            (v)    Notes to Consolidated Financial Statements                6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                          9


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 11

ITEM 2.   CHANGES IN SECURITIES                                             11

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               11

ITEM 5.   OTHER INFORMATION                                                 11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  11




                                  SIGNATURES                                12




       In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                VISTA GOLD CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           March 31       December 31
                            (U.S. dollars in thousands)                                        2001              2000
                            ---------------------------                                        ----              ----
                                                                                        (Unaudited)         (Audited)

 ASSETS:
 Cash and cash equivalents                                                           $       1,177       $         96
 Accounts receivable                                                                           908                760
 Supplies and other                                                                            496                464
                                                                                    ----------------------------------
    Current assets                                                                           2,581              1,320

 Property, plant and equipment - Note 3                                                     13,290             15,912
                                                                                    ==================================
        Total assets                                                                 $       15,871      $     17,232
                                                                                    ==================================

 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Accounts payable                                                                    $         150       $        218
 Accrued liabilities and other                                                                 217                301
 Current portion of long-term debt  - Note 4                                                    75                695
                                                                                    ----------------------------------
    Current liabilities                                                                        442              1,214

 Accrued reclamation and closure costs                                                       3,283              3,339
 Other liabilities                                                                               3                  6
                                                                                    ----------------------------------
    Long-term liabilities                                                                    3,286              3,345
                                                                                    ----------------------------------
        Total liabilities                                                                    3,728              4,559

 Capital stock, no par value per share:
    Preferred - unlimited shares authorized; no shares outstanding
    Common - unlimited shares authorized; shares outstanding:
           2001 and 2000 - 90,715,040                                                      121,146            121,146
 Deficit                                                                                  (107,514)          (106,985)
 Currency translation adjustment                                                            (1,489)            (1,488)
                                                                                    ----------------------------------
        Total shareholders' equity                                                          12,143             12,673
                                                                                    ==================================
             Total liabilities and shareholders' equity                              $      15,871       $     17,232
                                                                                    ==================================

 Nature of operations and going concern - Note 2
 Commitments and contingencies - Note 5

 Approved by the Board of Directors

 /s/ David R. Sinclair                    /s/ Keith Steeves
 ----------------------------             ----------------------------
 David R. Sinclair                        Keith Steeves
 Chairman                                 Director

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                                 VISTA GOLD CORP.
                                          CONSOLIDATED STATEMENTS OF LOSS

                                                                                           Three Months Ended
                                                                                               March 31
                                                                                               --------
                  (U.S. dollars in thousands, except share data)                          2001            2000
                  ----------------------------------------------                          ----            ----
                                                                                      (Unaudited)     (Unaudited)

 REVENUES:
 Gold sales                                                                         $        351     $      1,398
 Other revenues                                                                                7               19
                                                                                    -------------------------------
    Total revenues                                                                           358            1,417

 COSTS AND EXPENSES:
 Production costs                                                                            321            1,080
 Depreciation, depletion and amortization                                                     53              221
 Provision for reclamation and closure costs                                                   -               10
 Mineral exploration, property evaluation and holding costs                                  254              503
 Corporate administration and investor relations                                             268              285
 Interest expense                                                                             18               36
 Gain on disposal of assets                                                                  (27)            (142)
 Gain on sale of marketable securities                                                         -             (280)
 Other income                                                                                  -             (134)
                                                                                    --------------------------------
    Total costs and expenses                                                                 887            1,579

 Net loss before taxes                                                                      (529)            (162)

 Income taxes                                                                                  -                -
                                                                                    --------------------------------
      Net loss                                                                      $       (529)    $       (162)
                                                                                    ================================

 Weighted average shares outstanding                                                  90,715,040       90,715,040
--------------------------------------------------------------------------------------------------------------------

 Net loss per share                                                                 $        (0.01)  $      (0.00)
--------------------------------------------------------------------------------------------------------------------





                                                 VISTA GOLD CORP.
                                        CONSOLIDATED STATEMENTS OF DEFICIT

                                                                                           Three Months Ended
                                                                                               March 31
                                                                                               --------
                            (U.S. dollars in thousands)                                   2001            2000
                            ---------------------------                                   ----            ----
                                                                                      (Unaudited)     (Unaudited)

 Deficit, beginning of period                                                       $     (106,985)  $     (93,776)

 Net loss                                                                                   (529)            (162)
                                                                                    --------------------------------
      Deficit, end of period                                                        $     (107,514)  $     (93,938)
                                                                                    ================================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                                    March 31
                                                                                    --------
           (U.S. dollars in thousands, except share data)                    2001            2000
           ----------------------------------------------                    ----            ----
                                                                         (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period                                                     $      (529)     $     (162)
ADJUSTMENTS TO RECONCILE LOSS FOR THE YEAR TO CASH
  PROVIDED BY (USED IN) OPERATIONS:
Depreciation, depletion and amortization                                         53             221
Provision for reclamation and closure costs                                       -              10
Reclamation and closure costs                                                   (56)           (392)
Gain on disposal of assets                                                      (27)           (142)
Loss (gain) on currency translation                                              (1)             13
Other non-cash items                                                             (3)             (3)
                                                                      --------------------------------
                                                                               (563)           (455)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Marketable securities                                                             -              77
Accounts receivable                                                            (149)            166
Gold inventory                                                                    -              47
Supplies inventory and prepaid expenses                                         (32)             71
Accounts payable                                                                (68)           (359)
Accrued liabilities and other                                                   (83)           (134)
                                                                      --------------------------------
Net cash used in operating activities                                          (895)           (587)
                                                                      --------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                        -            (116)
Proceeds on disposal of fixed assets and supplies                             2,595             176
Other assets                                                                      -             (64)
                                                                      --------------------------------
Net cash provided by (used in) investing activities                           2,595              (4)
                                                                      --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                              (619)           (115)
                                                                      --------------------------------
Net cash used in financing activities                                          (619)           (115)
                                                                      --------------------------------
Net increase (decrease) in cash and cash equivalents                          1,081            (706)
Cash and cash equivalents, beginning of period                                   96           2,297
                                                                      --------------------------------
Cash and cash equivalents, end of period                                $     1,177      $    1,591
                                                                      ================================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands unless specified otherwise)


1.       General

The consolidated interim financial statements of Vista Gold Corp. (the "Corporation") for the three months ended March 31, 2001, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation's annual report, filed on form 10-K, for the year ended December 31, 2000. These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements.

2.       Nature of operations and going concern

(a)      NATURE OF OPERATIONS

Vista Gold Corp. is engaged in gold production in the United States, and gold exploration activities in the United States, Canada, and Latin America.

The Corporation's results are dependent on the price of gold. Gold prices fluctuate and are affected by numerous factors, including, expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold is primarily driven by its use in jewelry and investment. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. Gold can be readily sold on numerous markets throughout the world and its market value can be ascertained at any particular time. As a result, the Corporation is not dependent on any one customer for the sale of its product.

(b)      GOING CONCERN

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern that assume the realization of assets and the discharge of liabilities in the normal course of business. The Corporation's consolidated cash balance was $1.2 million and working capital was $2.1 million as of March 31, 2001. Management estimates total consolidated net cash expenditures of $0.9 million through the remainder of 2001, including $75,000 in debt repayments, with an estimated December 31, 2001 cash balance of $0.3 million.

Management continues to pursue cost-cutting measures and is actively pursuing additional sources of capital, including debt financing, the issuance of equity, mergers with other companies, and the sale of property interests and other assets. Management estimates that the Corporation will have sufficient cash resources to continue its current level of activity through the end of March 2002. The Hycroft mine is the Corporation's principal source of operating cash flows. Mining activities at Hycroft were suspended in 1998. The Hycroft mine is currently producing gold from previously mined ore on the leach pads, a process that will continue through 2001. However, the amount of recoverable gold remaining in the leach pads is decreasing and as a result, the rate of gold production will decrease throughout the year 2001. The Corporation is investigating the economic feasibility of restarting the Hycroft mine and developing the Amayapampa project in Bolivia. The plans to restart the Hycroft mine and develop the Amayapampa project will depend on management's ability to raise additional capital for these purposes. Although management has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future. Because of these uncertainties, there is substantial doubt about the ability of the Corporation to continue as a going concern beyond March 2002. These financial statements do not give effect to any adjustments, which may be necessary should the Corporation be unable to continue as a going concern.

3.       Property, plant and equipment

Property, plant and equipment is comprised of the following:

                                             MARCH 31, 2001                             DECEMBER 31, 2000
                                             --------------                             -----------------
                                               ACCUMULATED                                  ACCUMULATED
                                              DEPRECIATION,                                DEPRECIATION,
                                            AMORTIZATION AND                             AMORTIZATION AND
                                  COST         WRITE-DOWNS          NET        COST         WRITE-DOWNS         NET
                                  ----      ----------------        ---        ----     -----------------       ---

Hycroft Mine                     $ 54,327        $51,963          $  2,364    $ 60,953      $ 55,974          $  4,979
Bolivian mineral properties        58,028         47,260            10,768      58,029        47,260            10,769
Corporate assets                      467            309               158         467           303               164
                                 --------        -------          --------    --------      --------          --------
                                 $112,822        $99,532           $13,290    $119,449      $103,537           $15,912
                                 ========        =======           =======    ========      ========           =======


DISPOSAL OF ASSETS

During the first three months of 2001, Hycroft mining equipment with an original cost of $6.6 million and a net book value of $2.6 million was sold for $2.6 million.

4.       Current portion of long-term debt

The Corporation has a $75,000 term note, bearing 4.5% interest, which is due October 31, 2001.

In January 2001, the $0.6 million term loan, which was collateralized by certain mobile assets of the Hycroft mine was repaid from the proceeds of the sale of mining equipment.

5.       Commitments and contingencies

On August 25, 2000, United States Fidelity & Guarantee Company ("USF&G") filed an action in the United States District Court against Vista Gold, Vista Gold Holdings, Inc., Stockscape.com Technologies, Inc., Cornucopia Resources, Inc., Red Mountain Resources, Inc. and Touchstone Resources, Inc. This action involves a General Contract of Indemnity in connection with the posting of a reclamation bond for mining activities by Mineral Ridge Inc., the wholly owned subsidiary of Vista Gold that holds the Corporation's investment in the Mineral Ridge mine, at Silver Peak, Nevada. In the action, USF&G seeks to compel all of the defendants to post additional collateral for the bond in the total amount of $793,583. Neither Vista Gold nor Vista Gold Holdings, Inc. was a party to the General Contract of Indemnity and both have denied any liability in connection therewith.

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

6.       Geographic and segment information

The Corporation is engaged in gold production in the United States, and gold exploration activities in the United States, Canada, and Latin America. Its major product and only identifiable segment is gold, and all gold revenues and operating costs are derived in the United States.

7. Differences between Canadian and United States generally accepted accounting principles

The Corporation prepares its financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States. The effect of these GAAP differences on the consolidated statements of loss were as follows:

                                          CONSOLIDATED STATEMENTS OF LOSS

                                                                                       Three Months Ended
                                                                                           March 31
                                                                                           --------
              (U.S. dollars in thousands, except share data)                        2001                2000
              ----------------------------------------------                        ----                ----
                                                                                (Unaudited)         (Unaudited)
 Net loss - Canadian GAAP                                                      $    (529)           $    (162)
 Amortization reduction                                                                -                   82
 Revenue recognition                                                                 (40)                   -
 Cumulative impact of adopting SAB 101                                                 -                  (59)
                                                                            ----------------------------------------
      Net loss - U.S. GAAP                                                          (569)                (139)
                                                                            ----------------------------------------
      Comprehensive loss - U.S. GAAP                                           $    (569)           $    (139)
                                                                            ========================================

 Basic loss per share - U.S. GAAP                                                 $(0.01)              $(0.00)
--------------------------------------------------------------------------------------------------------------------

The Corporation recognizes revenue upon adsorption of gold onto carbon. US GAAP under SAB 101, the revenue recognition standard effective January 1, 2000, requires that revenue not be recorded before title is passed.

The effect of GAAP differences on the consolidated balance sheets were as follows:


                           CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31, 2001                     DECEMBER 31, 2000
                                                       --------------                     -----------------
                                               PER CDN.    CDN./U.S.  PER U.S.       Per Cdn.   Cdn./U.S.    Per U.S.
                                                 GAAP         ADJ.      GAAP           GAAP        Adj.        GAAP
                                                 ----         ----      ----           ----        ----        ----
                                                        (Unaudited)                           (Audited)
Current assets                                 $   2,581   $   (271)  $  2,310      $    1,320   $   (231)  $   1,089
Property, plant and equipment                     13,290     (7,637)      5,653         15,912     (7,637)      8,275
Common shares                                    121,146     76,754     197,900        121,146     76,754     197,900
Contributed surplus                                    -      2,786       2,786              -      2,786       2,786
Deficit                                         (107,514)   (87,448)   (194,962)      (106,985)   (87,408)   (194,393)

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (U.S. dollars in thousands, unless specified otherwise)

RESULTS OF OPERATIONS

The Hycroft mine remains the principal source of earnings and operating cash flows. In December 1998, mining activities were suspended at the Hycroft mine. Currently, gold is recovered from previously mined ore that had been placed on the heap leach pads.

                                  HYCROFT MINE

                                                  THREE MONTHS ENDED
                                           MARCH 31, 2001     MARCH 31, 2000
                                           --------------     --------------
Gold ounces produced                             1,387              4,927
Average revenue per ounce produced                $253               $284
Cash operating cost per ounce                     $219               $217



The reduction in gold production reflects the expected gradual decrease in recoverable gold in the Hycroft mine heap leach pads. Accordingly, gold sales of $0.4 million for the three months ended March 31, 2001 decreased $1.0 million from the same period in 2000.

Cash operating costs at the Hycroft mine totaled $0.3 million ($219 per ounce of gold produced) for the three months ended March 31, 2001, compared to total cash operating costs of $1.1 million ($217 per ounce of gold produced), for the same period in 2000. The reduction in total spending is a direct result of the decreasing level of activity at the Hycroft mine.

Depreciation, depletion and amortization (DD&A) for the three months ended March 31, 2001 totaled $0.1 million compared to $0.2 million in the same period in 2000. A significant portion of the property, plant and equipment at the Hycroft mine has been fully depreciated. In addition, the equipment that was sold in the first quarter of 2001 was written down to recoverable value as of December 31, 2000, consequently, no depreciation expense was recognized on this equipment in 2001.

There was no reclamation provision for the three months ended March 31, 2001. At the Hycroft mine, reclamation and closure costs were fully accrued in 1998, accordingly, no further provisions are anticipated.

Net loss for the three months ended March 31, 2001 was $0.5 million, compared to a net loss of $0.2 million for the same period in 2000. The primary reason for the increase in net loss was the lower level of activity at the Hycroft mine, which resulted in lower gold production, offset partially by lower operating costs.

Net cash flow used in operations was $0.9 million for the three months ended March 31, 2001. This is an increase of $0.3 million from the same period in 2000, reflecting lower gold production from the Hycroft mine heap leach pads, offset partially by the lower costs to operate the Hycroft mine. $2.6 million net cash was provided by investing activities, which involved the sale of four haul trucks and one shovel from the Hycroft mine. $0.6 million was used in financing activities to repay the long-term equipment loan.

FINANCIAL CONDITION

The Corporation's consolidated cash balance was $1.2 million compared to $0.1 million at December 31, 2000 and working capital was $2.1 million as of March 31, 2001 compared to $0.1 million at December 31, 2000. This improvement is a result of selling some Hycroft mining equipment for $2.6 million net cash. Management estimates total net cash requirements of $0.9 million through the remainder of 2001, including $75,000 in debt repayments, with an estimated December 31, 2001 cash balance of $0.3 million.

Management continues to pursue cost-cutting measures and is actively pursuing additional sources of capital, including debt financing, the issuance of equity, mergers with other companies, and the sale of property interests and other assets. Management estimates that the Corporation will have sufficient cash resources to continue its current level of activity through the end of March 2002.

GOING CONCERN

The Hycroft mine is the Corporation's principal source of operating cash flows. Mining activities at Hycroft were suspended in 1998. The Hycroft mine is currently producing gold from previously mined ore on the leach pads, a process that will continue through 2001. However, the amount of recoverable gold remaining in the leach pads is decreasing and as a result, the rate of gold production will decrease throughout the year 2001. The Corporation is investigating the economic feasibility of restarting the Hycroft mine and developing the Amayapampa project in Bolivia. The plans to restart the Hycroft mine and develop the Amayapampa project will depend on management's ability to raise additional capital for these purposes. Although management has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future. Because of these uncertainties, there is substantial doubt about the ability of the Corporation to continue as a going concern beyond March 2002.

OUTLOOK

At the Hycroft mine, gold production continues to exceed expectations and the overall recovery from the Brimstone heap is now over 78 percent of cyanide soluble gold compared to previous estimates of 75 percent. Re-circulation of solutions and gold recovery will continue through 2001. In addition to the 1,387 ounces of gold recovered in the first three months of 2001, management expects to recover 1,600 ounces of gold through the remainder of the year.

At today's low gold prices the Corporation continues to operate in a standby mode, keeping costs to a minimum. There is good potential to add additional oxide reserves and discover high-grade zones at Hycroft, but the exploration drilling requires additional expenditures and management continues to explore all avenues to find necessary funding. Hycroft is a large epithermal gold system with multiple targets for high-grade mineralization making it a very valuable asset. It remains one of the most under-explored systems in Nevada.

In Bolivia, the Amayapampa project is on standby and management is planning further cost reductions in the next few months. The proven and probable reserves at Amayapampa contain over 500,000 ounces of gold, but the Corporation believes that a gold price of $325 per ounce will be required before the project can be financed and developed.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described below, the Corporation is not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which is, or would be, likely to have a material adverse effect upon the Corporation or its operations, taken as a whole.

On August 25, 2000, United States Fidelity & Guarantee Company ("USF&G") filed an action in the United States District Court against Vista Gold, Vista Gold Holdings, Inc., Stockscape.com Technologies, Inc., Cornucopia Resources, Inc., Red Mountain Resources, Inc. and Touchstone Resources, Inc. This action involves a General Contract of Indemnity in connection with the posting of a reclamation bond for mining activities by Mineral Ridge Inc., the wholly owned subsidiary of Vista Gold that holds the Corporation's investment in the Mineral Ridge mine, at Silver Peak, Nevada. In the action, USF&G seeks to compel all of the defendants to post additional collateral for the bond in the total amount of $793,583. Neither Vista Gold nor Vista Gold Holdings, Inc. was a party to the General Contract of Indemnity and both have denied any liability in connection therewith.

In November 2000, the parties stipulated to an agreed upon discovery plan and scheduling order. On March 12, 2001 Stockscape/Cornucopia filed a cross-claim against Vista Gold Corp. relating to the same issues but referring to the Share Purchase and Sale Agreement between Cornucopia Resources Ltd. and Vista Gold Corp. The maximum potential exposure to the Corporation is the additional collateral requested in the amount of $793,583, together with the attorneys' fees and costs related to the defense of the action. Other defendants, if found to be jointly liable, could reduce the amount for which the Corporation has exposure.

A legal dispute in Bolivia in which a Mr. Estanislao Radic ("Radic") brought legal proceedings in the lower penal court in Bolivia against Mr. Raul Garafulic ("Garafulic"), resulted in comments in the Bolivian press questioning the validity of the Corporation's ownership of the Amayapampa property. In May 1998, a judge in the Bolivian penal court found there was no justifiable case. In June 1998, a judge of the superior court of the district of Potosi dismissed the appeal of the case and indicated that there could be no further appeals on the matter in the Bolivian penal courts. In 1999, this time in civil court, Radic filed a second lawsuit against Garafulic, in Potosi, and Garafulic filed a civil lawsuit for damages against Radic in La Paz. Garafulic appealed for the Supreme Court to have both cases combined under the jurisdiction of a judge in La Paz. Finally, in January 2001, the Supreme Court decreed that the lawsuits should be combined and held in Potosi. Vista Gold never has and does not now have direct ownership of the disputed property and is therefore uncertain as to why it is a named defendant in this lawsuit. The Corporation does not anticipate that the outcome of this civil suit will have any material adverse impact on Vista Gold Corp. or the value of its holdings in Bolivia.

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99.01    First Quarter 2001 Report to Shareholders

         (b)      Reports on Form 8-K

                  The following documents were filed under cover of Form 8-K during the quarter ended March 31, 2001

1. Report dated February 1, 2001 regarding the sale of haul trucks.

2.       Report dated March 29, 2001 regarding the Corporation's 2000 results.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VISTA GOLD CORP.
                                      (Registrant)

Date:   May 1, 2001                   By: /s/ Ronald J. McGregor
                                          -----------------------
                                          Ronald J. McGregor
                                          President and Chief Executive Officer

Date:   May 1, 2001                   By: /s/ John F. Engele
                                          -------------------
                                          John F. Engele
                                          Vice President Finance