Form 10-Q
period 2001-06-30
VISTA GOLD CORP
filed 2001-08-10
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                                   (Mark One)

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 FOR
                    THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR


/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             -----------------------

                          COMMISSION FILE NUMBER 1-9025

                                VISTA GOLD CORP.
             (Exact name of registrant as specified in its charter)

Continued under the laws of the Yukon Territory          (Not Applicable)
(State or other jurisdiction of incorporation or          (IRS Employer
                organization)                           Identification No.)

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

                                   90,715,040
                                   ----------

          Common Shares, without par value, outstanding at Aug 7, 2001

                             -----------------------

                                VISTA GOLD CORP.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                    PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
           (i)    Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000           3
          (ii)    Consolidated Statements of Loss for the three months and the six months ended   4
                  June 30, 2001 and June 30, 2000
          (iii)   Consolidated Statements of Deficit for the three months and six months ended    4
                  June 30, 2001 and June 30, 2000
          (iv)    Consolidated Statements of Cash Flows for the three months and six months       5
                  ended June 30, 2001 and June 30, 2000
           (v)    Notes to Consolidated Financial Statements                                      6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS   9

                                       PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                      11
ITEM 2.   CHANGES IN SECURITIES                                                                  11
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                        11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    11
ITEM 5.   OTHER INFORMATION                                                                      11
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                       11

                  UNCERTAINTY OF FORWARD-LOOKING STATEMENTS                                      12
                                  SIGNATURES                                                     12

                                EXHIBIT INDEX                                                    13

       In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                VISTA GOLD CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                                     JUNE 30     December 31
                            (U.S. DOLLARS IN THOUSANDS)                                 2001            2000
                            ----------------------------                               ------          -----
                                                                                 (Unaudited)       (Audited)
ASSETS:
Cash and cash equivalents                                                       $       577        $      96
Accounts receivable                                                                     909              760
Supplies and other                                                                      503              464
                                                                               ------------------------------
   Current assets                                                                     1,989            1,320

Property, plant and equipment-Note 3                                                 13,230           15,912
                                                                               ------------------------------
       Total assets                                                             $    15,219        $  17,232
                                                                               ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                                                $        94        $     218
Accrued liabilities and other                                                           257              301
Current portion of long-term debt  - Note 4                                              75              695
                                                                               ------------------------------
    Current liabilities                                                                 426            1,214
                                                                               ------------------------------
Accrued reclamation and closure costs                                                 3,264            3,339
Other liabilities                                                                         -               6
                                                                               ------------------------------
    Long-term liabilities                                                             3,264            3,345
                                                                               ------------------------------
        Total liabilities                                                             3,690            4,559
                                                                               ------------------------------
Capital stock, no par value per share:
     Preferred - unlimited shares authorized; no shares outstanding
     Common - unlimited shares authorized; shares outstanding:
          2001 and 2000 - 90,715,040                                                121,146          121,146
Deficit                                                                            (108,129)        (106,985)
Currency translation adjustment                                                      (1,488)          (1,488)
                                                                               ------------------------------
       Total shareholders' equity                                                    11,529           12,673
                                                                               ------------------------------
            Total liabilities and shareholders' equity                          $    15,219        $  17,232
                                                                               ==============================

Nature of operations and going concern -Note 2
Commitments and contingencies -Note 5

Approved by the Board of Directors

/s/ RONALD J. MCGREGOR                       /s/ JOHN CLARK
---------------------------                  ---------------------------
Ronald J. McGregor                           John Clark
Director                                     Director

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                VISTA GOLD CORP.
                         CONSOLIDATED STATEMENTS OF LOSS

                                                              Three Months Ended           Six Months Ended
                                                                   JUNE 30                     JUNE 30
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                2001          2000          2001          2000
----------------------------------------------                ----          ----          ----          ----
                                                          (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
REVENUES:
Gold sales                                                $       272    $     1,217   $       623   $     2,615
Other revenues                                                      7             23            14            42
                                                          ------------------------------------------------------
    Total revenues                                                279          1,240           637         2,657
                                                          ------------------------------------------------------
COSTS AND EXPENSES
Production costs                                                  204            795           525         1,874
Depreciation, depletion and amortization                           50            220           104           441
Provision for reclamation and closure costs                         -              6             -            15
Mineral exploration, property evaluation and holding costs        290            585           544         1,088
Corporate administration and investor relations                   364            348           632           633
Interest expense                                                    1             32            19            69
Gain on disposal of assets                                        (13)            10           (40)         (132)
Gain on sale of marketable securities                               -              -             -          (280)
Other income                                                       (2)            (1)           (3)         (134)
                                                          ------------------------------------------------------
    Total costs and expenses                                      894          1,995         1,781         3,574
                                                          ------------------------------------------------------
Net loss before taxes                                            (615)          (755)       (1,144)         (917)
                                                          ------------------------------------------------------
    Net loss                                              $      (615)   $      (755)  $    (1,144)  $      (917)
                                                          ======================================================
Weighted average shares outstanding                        90,715,040     90,715,040    90,715,040    90,715,040
----------------------------------------------------------------------------------------------------------------
Net loss per share                                        $     (0.01)   $     (0.01)  $     (0.01)  $     (0.01)
----------------------------------------------------------------------------------------------------------------

                                VISTA GOLD CORP.
                       CONSOLIDATED STATEMENTS OF DEFICIT

                                                              Three Months Ended           Six Months Ended
                                                                   JUNE 30                     JUNE 30
(U.S. DOLLARS IN THOUSANDS)                                   2001          2000          2001          2000
----------------------------------------------                ----          ----          ----          ----
                                                          (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
Deficit, beginning of period                              $ (107,514)    $  (93,938)   $ (106,985)   $  (93,776)

Net loss                                                        (615)          (755)       (1,144)         (917)
                                                          ------------------------------------------------------
Deficit, end of period                                    $ (108,129)    $  (94,693)   $ (108,129)   $  (94,693)
                                                          ======================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended              Six Months Ended
                                                                   JUNE 30                        JUNE 30
                                                       ---------------------------------------------------------------
                                                            2001            2000            2001           2000
             (U.S. DOLLARS IN THOUSANDS)               ---------------------------------------------------------------
             --------------------------                  (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period                                      $   (615)       $   755)        $  (1,144)     $    (917)

ADJUSTMENTS TO RECONCILE LOSS FOR THE PERIOD  TO CASH
PROVIDED BY (USED IN) OPERATIONS:
Depreciation, depletion and amortization                       50            220               104            441
Provision for reclamation and closure costs                     -              6                 -             15
Reclamation and closure costs                                 (19)          (298)              (76)          (690)
Gain on disposal of assets                                    (13)            10               (40)          (132)
Loss (gain) on currency translation                             1            (13)                -              -
Other non-cash items                                           (3)            (4)               (6)            (6)
                                                       -----------------------------------------------------------
                                                             (599)          (834)           (1,162)        (1,289)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Marketable securities                                           -              -                 -             77
Accounts receivable                                            (1)          (376)             (149)          (210)
Gold inventory                                                  -             70                 -            117
Supplies inventory and prepaid expenses                        (7)           265               (39)           336
Accounts payable and accrued liabilities                      (15)          (368)             (167)          (861)
                                                       -----------------------------------------------------------
Net cash used in operating activities                        (622)        (1,243)           (1,517)        (1,830)
                                                       -----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                      -             (1)                -           (117)
Proceeds on disposal of fixed assets and supplies              22            137             2,617            313
Other assets                                                    -             23                 -            (41)
                                                       -----------------------------------------------------------
Net cash provided by (used in ) investing activities           22            159             2,617            155
                                                       -----------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                               -           (118)             (619)          (233)
                                                       -----------------------------------------------------------
Net cash used in financing activities                           -           (118)             (619)          (233)
                                                       -----------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         (600)        (1,202)              481         (1,908)
Cash and cash equivalents, beginning of period              1,177          1,625                96          2,331
                                                       -----------------------------------------------------------
Cash  and cash equivalents, end of period                $    577        $   423         $     577      $     423
                                                       ===========================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands unless specified otherwise)

1.       General

The consolidated interim financial statements of Vista Gold Corp. (the "Corporation") for the six months ended June 30, 2001, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation's annual report, filed on form 10-K, for the year ended December 31, 2000. These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements.

2.       Nature of operations and going concern

(a)      NATURE OF OPERATIONS

The Corporation is engaged in gold production in the United States, and gold exploration activities in the United States, Canada, and Latin America.

The Corporation's results are dependent on the price of gold. Gold prices fluctuate and are affected by numerous factors, including, expectations with respect to the rate of inflation, currency exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold is primarily driven by its use in jewelry and investment. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. Gold can be readily sold on numerous markets throughout the world and its market value can be ascertained at any particular time. As a result, the Corporation is not dependent on any one customer for the sale of its product.

(b)      GOING CONCERN

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern that assume the realization of assets and the discharge of liabilities in the normal course of business. The Corporation's consolidated cash balance was $0.6 million and working capital was $1.6 million as of June 30, 2001. Management estimates total consolidated net cash expenditures of $0.4 million through the remainder of 2001, including $75,000 in debt repayments, with an estimated December 31, 2001 cash balance of $0.2 million, assuming no additional financing is acquired.

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

3.       Property, plant and equipment

Property, plant and equipment is comprised of the following:

                                              JUNE 30, 2001                             DECEMBER 31, 2000
                                              -------------                             -----------------
                                               ACCUMULATED                                  ACCUMULATED
                                              DEPRECIATION,                                DEPRECIATION,
                                             AMORTIZATION AND                            AMORTIZATION AND
                                  COST         WRITE-DOWNS        NET          COST         WRITE-DOWNS       NET
                                  ----         -----------        ---          ----         -----------       ---
Hycroft Mine                     $ 54,266        $51,956        $  2,310      $ 60,953      $ 55,974        $  4,979
Bolivian mineral properties        58,027         47,260          10,767        58,029        47,260          10,769
Corporate assets                      466            313             153           467           303             164
                                 --------        -------         -------      --------      --------         -------
                                 $112,759        $99,529         $13,230      $119,449      $103,537         $15,912
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

5.       Commitments and contingencies

On August 25, 2000, United States Fidelity & Guarantee Company ("USF&G") filed an action in the United States District Court against Vista Gold Corp., Vista Gold Holdings, Inc., Stockscape.com Technologies, Inc., Cornucopia Resources, Inc., Red Mountain Resources, Inc. and Touchstone Resources, Inc. This action involves a General Contract of Indemnity in connection with the posting of a reclamation bond for mining activities by Mineral Ridge Inc., the Corporation's wholly owned subsidiary that holds the investment in the Mineral Ridge mine, at Silver Peak, Nevada. In the action, USF&G seeks to compel all of the defendants to post additional collateral for the bond in the total amount of $793,583. Neither Vista Gold Corp. nor Vista Gold Holdings, Inc. was a party to the General Contract of Indemnity and both have denied any liability in connection therewith.

In November 2000, the parties stipulated to an agreed upon discovery plan and scheduling order. On March 12, 2001 Stockscape.com Technologies, Inc., Cornucopia Resources, Inc., and Red Mountain Resources, Inc. filed a cross-claim against the Corporation relating to the same issues but referring to the Share Purchase and Sale Agreement between Cornucopia Resources Ltd. and Vista Gold Corp. The maximum potential exposure to the Corporation is the additional collateral requested in the amount of $793,583, together with the attorneys' fees and costs related to the defense of the action. Other defendants, if found to be jointly liable, could reduce the amount for which the Corporation has exposure.

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

7. Differences between Canadian and United States generally accepted accounting principles


The Corporation prepares its financial statements in accordance with accounting principles generally accepted in Canada. These differ in some respects from those in the United States. The effect of these GAAP differences on the consolidated statements of loss were as follows:

                                          CONSOLIDATED STATEMENTS OF LOSS

                                                      Three Months Ended                 Six Months Ended
                                                           JUNE 30                           JUNE 30
                                                           -------                           -------
 (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)       2001          2000             2001               2000
 ----------------------------------------------       ----          ----             ----               ----
                                                  (Unaudited)   (Unaudited)      (Unaudited)        (Unaudited)
Net loss- Canadian GAAP                            $    (615)    $    (755)       $  (1,144)         $    (917)
Amortization reduction                                     -            17                -                 99
Revenue recognition                                       77             -               37                  -
Cumulative impact of adopting SAB 101                      -             -                -                (59)
                                                   ------------------------------------------------------------
Net loss-U.S. GAAP                                 $    (538)    $    (738)       $  (1,107)         $    (877)
                                                   ------------------------------------------------------------
Comprehensive loss-U.S. GAAP                       $    (538)    $    (738)       $  (1,107)         $    (877)
                                                   ============================================================
Basic loss per share- U.S. GAAP                    $   (0.01)    $   (0.01)       $   (0.01)         $   (0.01)
---------------------------------------------------------------------------------------------------------------

The Corporation recognizes revenue upon adsorption of gold onto carbon. US GAAP under SAB 101, the revenue recognition standard effective January 1, 2000, requires that revenue not be recorded before title is passed.


The effect of GAAP differences on the consolidated balance sheets were as follows:

                           CONSOLIDATED BALANCE SHEETS

                                                   JUNE 30, 2001                     DECEMBER 31, 2000
                                                   -------------                     -----------------
                                          PER CDN.   CDN./U.S.    PER U.S.      Per Cdn. Cdn./U.S.   Per U.S.
                                            GAAP        ADJ.        GAAP          GAAP     ADJ.       GAAP
                                            ----        ----        ----          ----     ----       ----
                                                  (Unaudited)                          (Audited)
Current assets                          $   1,989    $   (192)  $   1,797     $   1,320   $   (231) $   1,089
Property, plant and equipment              13,230      (7,637)      5,593        15,912     (7,637)     8,275
Common shares                             121,146      76,754     197,900       121,146     76,754    197,900
Contributed surplus                             -       2,786       2,786             -      2,786      2,786
Deficit                                  (108,129)    (87,371)   (195,500)     (106,985)   (87,408)  (194,393)

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

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
HYCROFT MINE                                      JUNE 30, 2001   JUNE 30, 2000      JUNE 30, 2001    JUNE 30, 2000
                                                  -------------   -------------     --------------    -------------
Gold ounces produced                                     956           4,212              2,343             9,139
Average revenue per ounce produced                 $     284       $     289          $     266          $    286
Cash operating cost per ounce                      $     195       $     186          $     209          $    203

The reduction in gold production reflects the expected gradual decrease in recoverable gold in the Hycroft mine heap leach pads. Accordingly, gold revenues of $0.3 million for the three months ended June 30, 2001 decreased $1.0 million from the same period in 2000. Similarly, gold revenues of $0.6 million for the six months ended June 30, 2001 have decreased $2.0 million from the same period in 2000.

Cash operating costs at the Hycroft mine totaled $0.2 million ($195 per ounce of gold produced) for the three months ended June 30, 2001, compared to total cash operating costs of $0.8 million ($186 per ounce of gold produced), for the same period in 2000. For the six months ended June 30, 2001, cash operating costs at the Hycroft mine totaled $0.5 million ($209 per ounce of gold produced), compared to total cash operating costs of $1.9 million ($203 per ounce of gold produced), for the same period in 2000. The reduction in total spending is a direct result of the decreasing level of activity at the Hycroft mine; the increased cost per ounce results from the relatively lower level of production in 2001.

Depreciation, depletion and amortization (DD&A) for the three months ended June 30, 2001 totaled $0.1 million compared to $0.2 million in the same period in 2000. DD&A for the six months ended June 30, 2001 totaled $0.1 million compared to $0.4 million in the same period in 2000. A significant portion of the property, plant and equipment at the Hycroft mine has been fully depreciated.

Mineral exploration, property evaluation and holdings costs totaled $0.3 million for the three months ended June 30, 2001, $0.5 million for the six months ended June 30, 2001 compared with $0.6 million and $1.1 million respectively, for the same periods in 2000. 2001 costs reflect a reduction in expenditures in Bolivia and in discretionary spending.

2001 corporate administration and investor relation costs remain similar to 2000 costs.

Net loss for the three months ended June 30, 2001 was $0.6 million, compared to a net loss of $0.8 million for the same period in 2000. Net loss for the six months ended June 30, 2001 was $1.1 million, compared to a net loss of $0.9 million for the same period in 2000. The primary reason for the increase in net loss was the lower level of activity at the Hycroft mine, which resulted in lower gold production, offset partially by lower operating costs and lower mineral exploration, property evaluation and holding costs. In addition, the 2000 net loss was reduced by $0.1 million other income, composed of an insurance recovery.

Net cash used in operating activities was $0.6 million for the three months ended June 30, 2001, compared to $1.2 million used in operating activities for the same period in 2000. Net cash used in operating activities for the six months ended June 30, 2001 was $1.5 million, $0.3 million less than the $1.8 million used in operating activities for the same period in 2000. The reduction in cash used in operations reflects the lower levels of activity at the Hycroft mine. During the six months ended June 30, 2001, $2.6 million net cash was provided from the sale of idle mining equipment from the Hycroft mine. $0.6 million was used to repay the long-term equipment loan.

FINANCIAL CONDITION

The Corporation's consolidated cash balance as of June 30, 2001, was $0.6 million compared to $0.1 million at December 31, 2000 and working capital was $1.6 million as of June 30, 2001 compared to $0.1 million at December 31, 2000. This improvement is a result of selling some idle Hycroft mining equipment for $2.6 million net cash. Management estimates total net cash requirements of $0.4 million through the remainder of 2001, including $75,000 in debt repayments, with an estimated December 31, 2001 cash balance of $0.2 million, assuming no additional financing is acquired.

Management continues to pursue cost-cutting measures and is actively pursuing additional sources of capital, including debt financing, the issuance of equity, mergers with other companies, and the sale of property interests and other assets. Management estimates that if no additional capital is raised, the Corporation will have sufficient cash resources to continue its current level of activity through the end of March 2002.

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

OUTLOOK

At the Hycroft mine, gold production continues to exceed expectations and the overall recovery from the Brimstone heap is now over 79 percent of cyanide soluble gold compared to previous estimates of 75 percent. Re-circulation of solutions and gold recovery will continue through 2001. In addition to the 2,343 ounces of gold recovered in the first six months of 2001, management expects to recover 660 ounces of gold through the remainder of the year.

At current gold prices, the Corporation continues to operate in a standby mode, keeping costs to a minimum. There is good potential to add oxide reserves and discover high-grade zones at Hycroft. Exploration drilling requires additional expenditures and management continues to explore all avenues to find the necessary funding. Hycroft is a large epithermal gold system with multiple targets for high-grade mineralization making it a very valuable asset. It remains one of the most under-explored systems in Nevada.

In Bolivia, the Amayapampa project is on standby and costs are being kept to a minimum. The proven and probable reserves at Amayapampa contain over 500,000 ounces of gold, but the Corporation believes that a gold price of $325 per ounce will be required before the project can be financed and developed.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

Except as described below, the Corporation is not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which is, or would be, likely to have a material adverse effect upon the Corporation or its operations, taken as a whole.

On August 25, 2000, United States Fidelity & Guarantee Company ("USF&G") filed an action in the United States District Court against Vista Gold Corp., Vista Gold Holdings, Inc., Stockscape.com Technologies, Inc., Cornucopia Resources, Inc., Red Mountain Resources, Inc. and Touchstone Resources, Inc. This action involves a General Contract of Indemnity in connection with the posting of a reclamation bond for mining activities by Mineral Ridge Inc., the Corporation's wholly owned subsidiary that holds the investment in the Mineral Ridge mine, at Silver Peak, Nevada. In the action, USF&G seeks to compel all of the defendants to post additional collateral for the bond in the total amount of $793,583. Neither Vista Gold Corp. nor Vista Gold Holdings, Inc. was a party to the General Contract of Indemnity and both have denied any liability in connection therewith.

In November 2000, the parties stipulated to an agreed upon discovery plan and scheduling order. On March 12, 2001 Stockscape.com Technologies, Inc., Cornucopia Resources Inc. and Red Mountain Resources, Inc., filed a cross-claim against the Corporation relating to the same issues but referring to the Share Purchase and Sale Agreement between Cornucopia Resources Ltd. and Vista Gold Corp. The maximum potential exposure to the Corporation is the additional collateral requested in the amount of $793,583, together with the attorneys' fees and costs related to the defense of the action. Other defendants, if found to be jointly liable, could reduce the amount for which the Corporation has exposure.

A legal dispute was initiated in Bolivia by a Mr. Estanislao Radic ("Radic") who brought legal proceedings in the lower penal court against Mr. Raul Garafulic ("Garafulic") and the Corporation, questioning the validity of the Garafulic's ownership of the Amayapampa property. Garafulic sold Amayapampa to a wholly owned subsidiary of the Corporation. In May 1998, a judge in the Bolivian penal court found there was no justifiable case. In June 1998, a judge of the superior court of the district of Potosi dismissed the appeal of the case and indicated that there could be no further appeals on the matter in the Bolivian penal courts. In 1999, this time in civil court, Radic filed a second lawsuit against Garafulic, in Potosi, and Garafulic filed a civil lawsuit for damages against Radic in La Paz. Garafulic appealed to the Court to have both cases combined under the jurisdiction of a judge in La Paz. Finally, in January 2001, the Court decreed that the lawsuits should be combined and heard in Potosi. The Corporation never has and does not now have direct ownership of the disputed property and is therefore uncertain as to why it was a named defendant in this lawsuit. The court in Potosi agreed with this assessment and annulled the case in June 2001. An appeal may be possible but the Corporation does not anticipate that there will be any material adverse impact on the Corporation or the value of its holdings in Bolivia.


ITEM 2.           CHANGES IN SECURITIES

           None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.           OTHER INFORMATION

           None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

           99.01    Second Quarter 2001 Report to Shareholders

    (b)    Reports on Form 8-K

           The following documents were filed under cover of Form 8-K during the quarter ended June 30, 2001

           1. Report dated May 23, 2001 regarding changes to the Corporation's Board of Directors.

           2. Report dated April 30, 2001 regarding the Corporation's first quarter 2001 results.

                    UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This document, including any documents that are incorporated by reference, contains forward-looking statements concerning, among other things, projected annual gold production, mineral resources, proven or probable reserves and cash operating costs. Such statements are typically punctuated by words or phrases such as "anticipates", "estimates", "projects", "foresees", "management believes", "believes" and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that could cause actual results to differ materially from those in such forward-looking statements are identified in the Corporation's form 10-K under "Item 1. Business-Risk Factors". The Corporation assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in factors affecting such statements.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         VISTA GOLD CORP.
                                         (Registrant)



Date:   Aug 7, 2001                      By: /s/ RONALD J. MCGREGOR
                                            ----------------------------------
                                            Ronald J. McGregor
                                            President and Chief Executive Officer




Date:   Aug 7, 2001                       By: /S/ JOHN F. ENGELE
                                             ---------------------------------
                                             John F. Engele
                                             Vice President Finance

                                  EXHIBIT INDEX

EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------
    99.01                           Second Quarter 2001 Report to Shareholders