Form 10-Q
period 2001-09-30
VISTA GOLD CORP
filed 2001-11-05
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                                   (Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 FOR
                  THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------

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

                         ------------------------------

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

                                   90,715,040
        Common Shares, without par value, outstanding at November 5, 2001

                         ------------------------------

                                VISTA GOLD CORP.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

            (i)  Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000            3

           (ii)  Consolidated Statements of Loss for the three months and the nine months              4
                 ended September 30, 2001 and September 30, 2000

          (iii)  Consolidated Statements of Deficit for the three months and nine months ended         4
                 September 30, 2001 and September 30, 2000

           (iv)  Consolidated Statements of Cash Flows for the three months and nine months            5
                 ended September 30, 2001 and September 30, 2000

            (v)  Notes to Consolidated Financial Statements                                            6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        9

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                           11

ITEM 2.   CHANGES IN SECURITIES                                                                       11

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                             11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         11

ITEM 5.   OTHER INFORMATION                                                                           11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                            12

                  UNCERTAINTY OF FORWARD-LOOKING STATEMENTS                                           12

                                  SIGNATURES                                                          12

                                EXHIBIT INDEX                                                         13

       In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                VISTA GOLD CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30     DECEMBER 31
                            (U.S. DOLLARS IN THOUSANDS)                      2001            2000
                            ----------------------------             -----------------------------
                                                                      (Unaudited)       (Audited)
 ASSETS:
 Cash and cash equivalents                                             $     950        $      96
 Accounts receivable                                                         293              760
 Supplies and other                                                          367              464
                                                                     -----------------------------
    Current assets                                                         1,610            1,320

 Property, plant and equipment - Note 3                                   12,929           15,912
                                                                     -----------------------------
        Total assets                                                   $  14,539        $  17,232
                                                                     -----------------------------
                                                                     -----------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Accounts payable                                                      $      52        $     218
 Accrued liabilities and other                                               305              301
 Current portion of long-term debt - Note 4                                   75              695
                                                                    ------------------------------
    Current liabilities                                                      432            1,214
                                                                    ------------------------------

 Accrued reclamation and closure costs                                     3,202            3,339
 Other liabilities                                                            -                 6
                                                                     -----------------------------
    Long-term liabilities                                                  3,202            3,345

                                                                     -----------------------------
        Total liabilities                                                  3,634            4,559
                                                                     -----------------------------

 Capital stock, no par value per share:
      Preferred - unlimited shares authorized;
           no shares outstanding
      Common - unlimited shares authorized; shares outstanding:
           2001 and 2000 - 90,715,040                                    121,146          121,146
 Deficit                                                                (108,749)        (106,985)
 Currency translation adjustment                                          (1,492)          (1,488)
                                                                     -----------------------------
        Total shareholders' equity                                        10,905           12,673

                                                                     -----------------------------
             Total liabilities and shareholders' equity                $  14,539        $  17,232
                                                                     -----------------------------
                                                                     -----------------------------

 Nature of operations and going concern - Note 2
 Commitments and contingencies - Note 5

 Approved by the Board of Directors

 /s/ RONALD J. MCGREGOR                       /s/ JOHN CLARK
-----------------------                       --------------
Ronald J. McGregor                            John Clark
Director                                      Director

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                VISTA GOLD CORP.
                         CONSOLIDATED STATEMENTS OF LOSS

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30                  SEPTEMBER 30
                                                           -------------------------------------------------------------
      (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)             2001           2000           2001           2000
      ----------------------------------------------       -------------------------------------------------------------
                                                              (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
REVENUES:
Gold Sales                                                    $       195    $       696     $       817    $     3,312
Other revenues                                                          6              3              20             45
                                                           -------------------------------------------------------------
    Total revenues                                                    201            699             837          3,357
                                                           -------------------------------------------------------------

COSTS AND EXPENSES:
Production costs                                                      150            375             674          2,194
Depreciation, depletion and amortization                               47            215             151            655
Provision for reclamation and closure costs                             -              -               -             15
Mineral exploration, property evaluation and holding costs            361            336             905          1,481
Corporate administration and investor relations                       267            295             899            928
Interest expense                                                        1             25              20             94
Loss (gain) on disposal of assets                                     (37)            30             (77)          (102)
Gain on sale of marketable securities                                   -              -               -           (280)
Other expense (income)                                                 32             46              29            (88)
                                                           -------------------------------------------------------------
    Total costs and expenses                                          821          1,322           2,601          4,897
                                                           -------------------------------------------------------------
Loss before taxes                                                    (620)          (623)         (1,764)        (1,540)

Income taxes (recoveries)                                               -            (33)              -            (33)
                                                           -------------------------------------------------------------

 Net Loss                                                     $      (620)   $      (590)    $    (1,764)   $    (1,507)
                                                           -------------------------------------------------------------
                                                           -------------------------------------------------------------

Weighted average shares outstanding
                                                               90,715,040     90,715,040      90,715,040     90,715,040

Net loss per share                                            $     (0.01)   $     (0.01)    $     (0.02)   $     (0.02)


                                VISTA GOLD CORP.
                       CONSOLIDATED STATEMENTS OF DEFICIT

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30                       SEPTEMBER 30
                                                           ----------------------------------------------------------------
               (U.S. DOLLARS IN THOUSANDS)                       2001            2000            2001              2000
               ---------------------------                 ----------------------------------------------------------------
                                                              (Unaudited)    (Unaudited)     (Unaudited)       (Unaudited)
Deficit, beginning of period                                  $(108,129)     $(94,692)       $(106,985)        $ (93,775)

Net Loss                                                           (620)         (590)          (1,764)           (1,507)
                                                           ----------------------------------------------------------------
Deficit, end of period                                        $(108,749)     $(95,282)       $(108,749)        $ (95,282)
                                                           ----------------------------------------------------------------
                                                           ----------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                       ----------------------------------------------------------------
             (U.S. DOLLARS IN THOUSANDS)                     2001            2000            2001           2000
             ---------------------------               ----------------------------------------------------------------
                                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period                                      $       (620)   $      (590)    $     (1,764)   $     (1,507)
ADJUSTMENTS TO RECONCILE LOSS FOR THE PERIOD TO CASH
PROVIDED BY (USED IN) OPERATIONS:
Depreciation, depletion and amortization                           47            214              151             655
Provision for reclamation and closure costs                         -              -                -              15
Reclamation and closure costs                                     (62)          (162)            (137)           (852)
Loss (gain) on disposal of assets                                 (37)            30              (77)           (102)
Loss (gain) on currency translation                                (4)            (5)              (4)             (5)
Other non-cash items                                                -             (3)              (6)             (9)
                                                       ----------------------------------------------------------------
                                                                 (676)          (516)          (1,837)         (1,805)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Marketable securities                                               -              -                -              77
Accounts receivable                                               616            661              467             451
Gold inventory                                                      -              -                -             117
Supplies inventory and prepaid expenses                           136            253               97             589
Accounts payable and accrued liabilities                            6           (194)            (162)         (1,055)
                                                       ----------------------------------------------------------------
Net cash provided by (used in) operating activities                82            204           (1,435)         (1,626)
                                                       ----------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                          -              -                -            (112)
Proceeds on disposal of fixed assets and supplies                 291            236            2,908             537
Other assets                                                        -              -                -             (34)
                                                       ----------------------------------------------------------------
Net cash provided by (used in) investing activities               291            236            2,908             391
                                                       ----------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                   -           (225)            (619)           (458)
                                                       ----------------------------------------------------------------
Net cash used in financing activities                               -           (225)            (619)           (458)

                                                       ----------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              373            215              854          (1,693)

Cash and cash equivalents, beginning of period                    577            423               96           2,331
                                                       ----------------------------------------------------------------
Cash and cash equivalents, end of period                 $        950    $       638     $        950    $        638
                                                       ----------------------------------------------------------------
                                                       ----------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands unless specified otherwise)

1.   General

The consolidated interim financial statements of Vista Gold Corp. (the "Corporation") for the nine months ended September 30, 2001, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation's annual report, filed on form 10-K, for the year ended December 31, 2000. These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements.

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

(b)  GOING CONCERN

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern that assume the realization of assets and the discharge of liabilities in the normal course of business. The Corporation's consolidated cash balance was $0.9 million and working capital was $1.2 million as of September 30, 2001. Management estimates total consolidated net cash expenditures of $0.6 million through the remainder of 2001, including $75,000 in debt repayments, with an estimated December 31, 2001 cash balance of $0.3 million, assuming no additional financing is obtained.

Management continues to pursue cost-cutting measures and is actively pursuing additional sources of capital, including debt financing, the issuance of equity, mergers with other companies, and the sale of property interests and other assets. Management estimates that the Corporation will have sufficient cash resources to continue its current level of activity through the end of March 2002 if no additional financing is obtained. The Hycroft mine is the Corporation's principal source of operating cash flows. Mining activities at Hycroft were suspended in 1998. The Hycroft mine is currently producing gold from previously mined ore on the leach pads, a process that will continue through 2001. However, the amount of recoverable gold remaining in the leach pads is decreasing and as a result, the rate of gold production will continue to decrease throughout 2001.

The recoverability of the carrying values of the Hycroft mine and the Amayapampa project is dependant upon the successful start-up of operations at these sites. The Corporation is investigating the economic feasibility of restarting the Hycroft mine and developing the Amayapampa project in Bolivia. The plans to restart the Hycroft mine and develop the Amayapampa project will depend on management's ability to raise additional capital for these purposes. Although management has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future. Because of these uncertainties, there is substantial doubt about the ability of the Corporation to continue as a going concern. These financial statements do not give effect to any adjustments, which may be necessary should the Corporation be unable to continue as a going concern.

3.   Property, plant and equipment

Property, plant and equipment is comprised of the following:

                                           SEPTEMBER 30, 2001                              DECEMBER 31, 2000
                                           ------------------                              -----------------
                                              ACCUMULATED                                      ACCUMULATED
                                             DEPRECIATION,                                    DEPRECIATION,
                                            AMORTIZATION AND                                AMORTIZATION AND
                                  COST        WRITE-DOWNS         NET            COST          WRITE-DOWNS         NET
                               -------------------------------------------------------------------------------------------
Hycroft Mine                     $ 53,421      $51,369            $ 2,052        $ 60,953      $ 55,974           $ 4,979
Bolivian mineral properties        58,077       47,338             10,739          58,029        47,260            10,769
Corporate assets                      466          328                138             467           303               164
                               -------------------------------------------------------------------------------------------
                                 $111,964      $99,035            $12,929        $119,449      $103,537           $15,912
                               -------------------------------------------------------------------------------------------
                               -------------------------------------------------------------------------------------------

DISPOSAL OF ASSETS

Hycroft mining equipment, with an aggregate original cost of $7.5 million and net book value of $2.8 million, has been sold for $2.9 million during the first nine months of 2001.

4.   Current portion of long-term debt

The Corporation has a $75,000 term note, bearing 4.5% interest, which is due November 30, 2001.

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

In November 2000, the parties stipulated to an agreed upon discovery plan and scheduling order. On March 12, 2001 Stockscape.com Technologies, Inc., Cornucopia Resources, Inc., and Red Mountain Resources, Inc. (collectively "Stockscape defendants") filed a cross-claim against the Corporation relating to the same issues but referring to the Share Purchase and Sale Agreement between Cornucopia Resources Ltd. and Vista Gold Corp. In July 2001, USF&G filed for a summary judgment requesting the court to compel the Stockscape defendants to post $902,819 in additional collateral. The increase from $793,583 accounts for additional expenses incurred by USF&G. At the same time, the Stockscape defendants moved for partial summary judgment on cross-claim against the Corporation. The maximum potential exposure to the Corporation is the additional collateral requested in the amount of $902,819 together with the attorneys' fees and costs related to the defense of the action. Other defendants, if found to be jointly liable, could reduce the amount for which the Corporation has exposure.

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

                         CONSOLIDATED STATEMENTS OF LOSS

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30                     SEPTEMBER 30
                                                 -------------------------------------------------------------------
 (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)       2001          2000             2001               2000
 ----------------------------------------------  -------------------------------------------------------------------
                                                  (Unaudited)   (Unaudited)      (Unaudited)        (Unaudited)
Net loss- Canadian GAAP                           $     (620)   $     (590)      $   (1,764)        $   (1,507)
Amortization reduction                                     -             -                -                 99
Revenue recognition                                       44             -               81                  -
Cumulative impact of adopting SAB 101                      -             -                -                (59)
                                                 -------------------------------------------------------------------
Net loss-U.S. GAAP                                $     (576)   $     (590)      $   (1,683)        $   (1,467)
                                                 -------------------------------------------------------------------
Comprehensive loss-U.S.GAAP                       $     (576)   $     (590)      $   (1,683)        $   (1,467)
                                                 -------------------------------------------------------------------
                                                 -------------------------------------------------------------------

Basic loss per share- U.S. GAAP                    $   (0.01)   $    (0.01)      $    (0.02)        $    (0.02)
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

The effect of GAAP differences on the consolidated balance sheets were as follows:

                           CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30, 2001                   DECEMBER 31, 2000
                                             -----------------------------------------------------------------------
                                               PER CDN.  CDN./U.S.   PER U.S.       PER CDN.  CDN./U.S.   PER U.S.
                                                 GAAP       ADJ.       GAAP           GAAP       ADJ.       GAAP
                                             -----------------------------------------------------------------------
                                                        (Unaudited)                           (Audited)
Current assets                                $    1,610   $    (29) $   1,581      $   1,320  $    (231) $   1,089
Property, plant and equipment                     12,929     (7,637)     5,292         15,912     (7,637)     8,275
Common shares                                    121,146     76,754    197,900        121,146     76,754    197,900
Contributed surplus                                    -      2,786      2,786              -      2,786      2,786
Deficit                                         (108,749)   (87,327)  (196,076)      (106,985)   (87,408)  (194,393)

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

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30                      SEPTEMBER 30
                                                  -------------------------------------------------------------------
HYCROFT MINE                                           2001             2000                2001              2000
                                                  -------------------------------------------------------------------
Gold ounces produced                                   580             2,691               2,924             11,830
Average revenue per ounce produced                    $336              $259                $280               $280
Cash operating cost per ounce                         $228              $137                $213               $183

The reduction in gold production reflects the expected gradual decrease in recoverable gold in the Hycroft mine heap leach pads. Accordingly, gold revenues of $0.2 million for the three months ended September 30, 2001 decreased $0.5 million from the same period in 2000. Similarly, gold revenues of $0.8 million for the nine months ended September 30, 2001 have decreased $2.5 million from the same period in 2000.

Cash operating costs at the Hycroft mine totaled $0.2 million ($228 per ounce of gold produced) for the three months ended September 30, 2001, compared to total cash operating costs of $0.4 million ($137 per ounce of gold produced), for the same period in 2000. For the nine months ended September 30, 2001, cash operating costs at the Hycroft mine totaled $0.7 million ($213 per ounce of gold produced), compared to total cash operating costs of $2.2 million ($183 per ounce of gold produced), for the same period in 2000. The reduction in total spending is a direct result of the decreasing level of activity at the Hycroft mine; the increased cost per ounce results from the relatively lower level of production in 2001.

Depreciation, depletion and amortization ("DD&A") for the three months ended September 30, 2001 totaled $47,000 compared to $0.2 million in the same period in 2000. DD&A for the nine months ended September 30, 2001 totaled $0.2 million compared to $0.7 million in the same period in 2000. A significant portion of the property, plant and equipment at the Hycroft mine has been fully depreciated.

Mineral exploration, property evaluation and holdings costs totaled $0.4 million for the three months ended September 30, 2001, and $0.9 million for the nine months ended September 30, 2001 compared with $0.3 million and $1.5 million respectively, for the same periods in 2000. 2001 costs reflect a reduction in expenditures in Bolivia and in discretionary spending.

2001 corporate administration and investor relation costs remain similar to 2000 costs.

Net loss for the three months ended September 30, 2001 was $0.6 million, similar to a net loss of $0.6 million for the same period in 2000. Net loss for the nine months ended September 30, 2001 was $1.8 million, compared to a net loss of $1.5 million for the same period in 2000. The primary reason for the increase in net loss was the lower gold production, offset partially by lower operating costs and lower mineral exploration, property evaluation and holding costs.

Operating activities provided net cash of $0.1 million for the three months ended September 30, 2001, compared to $0.2 million for the same period in 2000. Net cash used in operating activities for the nine months ended September 30, 2001 was $1.4 million, $0.2 million less than the $1.6 million used in operating activities for the same period in 2000. The reduction in cash used in operations reflects the lower levels of activity at the Hycroft mine. During the three months ended September 30, 2001, $0.3 million was provided from the sale of idle mining equipment at the Hycroft mine. For the nine months ended September 30, 2001, $2.9 million net cash was provided from the sale of idle mining equipment at the Hycroft mine.

FINANCIAL CONDITION

The Corporation's consolidated cash balance as of September 30, 2001, was $0.9 million compared to $0.1 million at December 31, 2000 and working capital was $1.2 million as of September 30, 2001 compared to $0.1 million at December 31, 2000. This improvement is mainly a result of selling some idle Hycroft mining equipment for $2.9 million net cash, and repayment of a $0.6 million equipment loan. Management estimates total net cash requirements of $0.6 million through the remainder of 2001, including $75,000 in debt repayments, with an estimated December 31, 2001 cash balance of $0.3 million, assuming no additional financing is obtained.

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

GOING CONCERN

The Hycroft mine is the Corporation's principal source of operating cash flows. Mining activities at Hycroft were suspended in 1998. The Hycroft mine is currently producing gold from previously mined ore on the leach pads, a process that will continue through the end of 2001. However, the amount of recoverable gold remaining in the leach pads is decreasing and as a result, the rate of gold production will decrease throughout 2001. The recoverability of the carrying values of the Hycroft mine and the Amayapampa project is dependant upon the successful start-up of operations at these sites. The Corporation is investigating the economic feasibility of restarting the Hycroft mine and developing the Amayapampa project in Bolivia. The plans to restart the Hycroft mine and develop the Amayapampa project will depend on management's ability to raise additional capital for these purposes. Although management has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future. Because of these uncertainties, there is substantial doubt about the ability of the Corporation to continue as a going concern.

OUTLOOK

At the Hycroft mine, gold production continues to exceed expectations and the overall recovery from the Brimstone heap is now over 79 percent of cyanide soluble gold compared to previous estimates of 75 percent. Re-circulation of solutions and gold recovery will continue through 2001. In addition to the 2,924 ounces of gold recovered in the first nine months of 2001, management expects to recover 250 ounces of gold through the remainder of the year.

The Corporation continues to operate in a standby mode, keeping costs to a minimum, pending sustained improvement in gold prices. There is good potential to add oxide reserves and discover high-grade zones at Hycroft. Exploration drilling requires additional expenditures and management continues to explore all avenues to find the necessary funding. Hycroft is a large epithermal gold system with multiple targets for high-grade mineralization making it a very valuable asset. It remains one of the most under-explored systems in Nevada.

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

In November 2000, the parties stipulated to an agreed upon discovery plan and scheduling order. On March 12, 2001 Stockscape.com Technologies, Inc., Cornucopia Resources, Inc., and Red Mountain Resources, Inc. (collectively "Stockscape defendants") filed a cross-claim against the Corporation relating to the same issues but referring to the Share Purchase and Sale Agreement between Cornucopia Resources Ltd. and Vista Gold Corp. In July 2001, USF&G filed for a summary judgment requesting the court to compel the Stockscape defendants to post $902,819 in additional collateral. The increase from $793,583 accounts for additional expenses incurred by USF&G. At the same time, the Stockscape defendants moved for partial summary judgment on cross-claim against the Corporation. The maximum potential exposure to the Corporation is the additional collateral requested in the amount of $902,819 together with the attorneys' fees and costs related to the defense of the action. Other defendants, if found to be jointly liable, could reduce the amount for which the Corporation has exposure.

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               99.01  Third Quarter 2001 Report to Shareholders

          (b)  Reports on Form 8-K

               The following documents were filed under cover of Form 8-K during the quarter ended September 30, 2001

               1.  Report dated August 9, 2001 regarding the
                   Corporation's second quarter 2001 results and reassaying results at the Hycroft mine.


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


                                       VISTA GOLD CORP.
                                       (Registrant)

Date: November 5, 2001                 By: /s/ RONALD J. MCGREGOR
                                           -------------------------------------
                                           Ronald J. McGregor
                                           President and Chief Executive Officer


Date: November 5, 2001                 By: /s/ JOHN F. ENGELE
                                           -------------------------------------
                                           John F. Engele
                                           Vice President Finance

                                  EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION
--------------          ------------
    99.01               Third Quarter 2001 Report to Shareholders