Form 10KSB
period 2001-12-31
VISTA GOLD CORP
filed 2002-03-22
CIK 783324

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2001

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

         SUITE 5, 7961 SHAFFER PARKWAY
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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB: /X/

REVENUES FOR THE MOST RECENT FISCAL YEAR: $915,000

AGGREGATE MARKET VALUE OF OUTSTANDING COMMON SHARES HELD BY NON-AFFILIATES:

As of March 18, 2002, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $10,108,350.

OUTSTANDING COMMON SHARES: As of March 18, 2002, 112,315,040 Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: To the extent herein specifically referenced in Parts III and IV, the Management Information and Proxy Circular for the registrant's 2002 Annual General Meeting. See Parts III and IV.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  YES  /X/  NO  / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                          PAGE
                                        --------
GLOSSARY..............................      1
CURRENCY..............................      3
METRIC CONVERSION TABLE...............      3
UNCERTAINTY OF FORWARD-LOOKING
  STATEMENTS..........................      3
                     PART I
ITEM 1. BUSINESS......................      4
  Overview............................      4
  Refining and Marketing..............      4
  Exploration and Business
    Development.......................      5
  Property Interests and Mining
    Claims............................      5
  Reclamation.........................      6
  Government Regulation...............      6
  Environmental Regulation............      6
  Competition.........................      6
  Employees...........................      7
  Risk Factors........................      7
ITEM 2. PROPERTIES....................      9
  Hycroft Mine........................      9
  Amayapampa..........................     13
ITEM 3. LEGAL PROCEEDINGS.............     18
ITEM 4. SUBMISSION OF MATTERS TO VOTE
  OF SECURITY
  HOLDERS.............................     19
                    PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON
  EQUITY AND RELATED STOCKHOLDER
  MATTERS.............................     20
  Price Range of Common Shares........     20
  Dividends...........................     20
  Exchange Controls...................     20
  Certain Canadian Income Tax
    Considerations for Non-Residents
    of Canada.........................     20
ITEM 6. MANAGEMENT'S DISCUSSION AND
  ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS...............     21

                                          PAGE
                                        --------
  Introduction........................     21
  Results of Operations...............     21
  Outlook.............................     23
ITEM 7. CONSOLIDATED FINANCIAL
  STATEMENTS AND SUPPLEMENTARY
  DATA................................     24
  Management's Responsibility for
    Financial Information.............     24
  Report of Independent Accountants...     25
  Consolidated Financial Statements...     26
  Notes to Consolidated Financial
    Statements........................     30
ITEM 8. CHANGES IN AND DISAGREEMENTS
  WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE................     44
                    PART III
ITEM 9. DIRECTORS AND OFFICERS OF
  REGISTRANT..........................     45
  Directors...........................     45
  Executive Officers..................     46
  Executive and Audit Committees......     46
ITEM 10. COMPENSATION OF DIRECTORS AND
  OFFICERS............................     46
ITEM 11. SECURITY OWNERSHIP OF CERTAIN
  BENEFICIAL OWNERS AND MANAGEMENT....     47
ITEM 12. CERTAIN RELATIONSHIP AND
  RELATED TRANSACTIONS................     47
                    PART IV
ITEM 13. EXHIBITS, FINANCIAL STATEMENT
  SCHEDULES AND REPORTS ON FORM 8-K...     48
  Documents Filed as Part of Report...     48
  Reports on Form 8-K.................     51
SUPPLEMENTAL INFORMATION..............     52
SIGNATURES............................     53

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

"COMPUTERSHARE" means Vista Gold's registrar and transfer agent, Computershare Trust Company of Canada (formerly Montreal Trust Company of Canada.

"CORPORATION" means the consolidated group consisting of Vista Gold Corp. and its subsidiaries Hycroft Resources & Development, Inc., Hycroft Lewis
Mine, Inc., Vista Gold Holdings Inc., Vista Gold U.S. Inc., Granges Inc., Vista Gold (Antigua) Corp., Compania Inversora Vista S.A., Minera Nueva Vista S.A., Compania Exploradora Vistex S.A.

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

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

The Corporation is engaged in the exploration for and the acquisition, development and operation of mineral properties in North and South America. Since 1971, the Corporation and its predecessor companies have held participating interests in seven mines, four of which were discovered by the Corporation. The Corporation has also operated five of the seven mines.

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

During 2001, the Corporation's primary operation, the Hycroft mine in Nevada remained shut down pending improved gold prices. However, the Hycroft mine continued to be the principal source of earnings for the Corporation because gold and by-product silver continued to be produced from ore previously placed on the heap leach pads. See "Item 2. Properties--Hycroft Mine".

In 1998, the Corporation acquired 100% of the shares of Mineral Ridge Inc., the entity that owned the Mineral Ridge mine, a gold property located in Nevada. During 1999, Mineral Ridge Inc., sought protection under the U.S. Bankruptcy Code in order to begin the process of a permanent cessation of all mining activities. By the end of 2000, the court appointed trustee had sold all the assets of Mineral Ridge Inc. and in January 2001, the bankruptcy case was dismissed. See "Item 3. Legal Proceedings".

The Corporation owns the Amayapampa gold property in Bolivia for which a feasibility study was completed in 1997 and a revised feasibility study was completed in the first quarter of 2000.

The Corporation holds several mining claims in Canada and owns approximately a 25% equity interest in Zamora, a Canadian mineral exploration company with interests in mineral concessions in southern Ecuador. The Corporation performed no exploration or development activity in 2001.

The current addresses, telephone and facsimile numbers of the offices of the Corporation are:

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

REFINING AND MARKETING

The gold and by-product silver produced at the Hycroft mine are refined by Metalor USA Refining Corporation in North Attleboro, Massachusetts. Gold and silver can be sold on numerous markets throughout the world, and the market price is readily ascertainable. Alternate refiners for the gold and silver produced at the Hycroft mine are available if necessary. As a result of the large number of available gold and silver purchasers, the Corporation is not dependent upon the sale to any one customer of either its gold or silver.

GOLD AND SILVER SALES

The profitability of gold and silver mining is directly related to the market price of the metal compared with the cost of production. The following is a brief description of factors affecting, and historical trends in, the market prices of gold, which accounts for most of the Corporation's revenue.

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

The Corporation has no forward sales commitments and does not currently hedge any gold production.

EXPLORATION AND BUSINESS DEVELOPMENT

The Corporation's exploration and business development activities are focused on gold. In the United States, the Corporation has an exploration project at the Hycroft mine located in Nevada. In Bolivia, the Amayapampa properties represent both development and exploration projects. The Corporation's exploration headquarters are in Littleton, Colorado. The exploration department has a permanent staff of one geologist. Consultants and contract personnel are used on a project basis. The Corporation did not have sufficient funds to perform any exploration and development work in 2001.

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

Management estimates the remaining reclamation costs for the Hycroft mine to be $2.9 million. These costs have been charged to earnings over the life of the mine and the provision as of December 31, 2001 was $3.1 million. An amended Crofoot/Lewis Mine Reclamation Plan that included the new Brimstone deposit was submitted to the Nevada Bureau of Land Management (the "BLM") in March 1994. In April 1995, the BLM approved the plan and a surety bond in the amount of $5.1 million was posted to secure reclamation obligations under the plan.

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

During 2001, there were no material environmental incidents or non-compliance with any applicable environmental regulations.

COMPETITION

The Corporation competes with other mining companies in connection with the acquisition of gold and other precious metals properties. There is competition for the limited number of gold acquisition opportunities, some of which is with other companies having substantially greater financial resources than the Corporation. As a result, the Corporation may have difficulty acquiring attractive gold mining properties.

The Corporation believes no single company has sufficient market power to affect the price or supply of gold in the world market.

EMPLOYEES

As at December 31, 2001, the Corporation had 10 full-time employees, of which five were employed at the Hycroft mine, one was employed in exploration activities in Littleton, Colorado and four were employed at the Corporation's executive office.

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

OPERATING HAZARDS AND RISKS

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Corporation has direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. Although the Corporation has obtained liability insurance in an amount that it considers adequate, the nature of these risks is such that liabilities might exceed policy limits; it is also possible that the liabilities and hazards might not be insurable; or, the Corporation could elect not to insure itself against such liabilities due to high premium costs or other reasons, in which event, the Corporation could incur significant costs that could have a material adverse effect upon its financial condition.

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

COMPETITION AND AGREEMENTS WITH OTHER PARTIES

The mining industry is intensely competitive in all of its phases, and the Corporation competes with many companies possessing greater financial resources and technical facilities than itself. Competition could adversely affect the Corporation's ability to acquire capital, to attract skilled employees, or to obtain suitable producing properties or prospects for mineral exploration in the future.

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

In January 2002, the Corporation announced that it had finalized an agency agreement for a private placement financing of $3.8 million, subject to shareholder and regulatory approval. This is discussed in Item 7, Consolidated Financial Statements, Note 14.

REPORTS TO SECURITY HOLDERS

The Corporation files reports with the United States Securities and Exchange Commission (the "SEC") as required under United States' securities laws. These reports, proxy and information statements, and other information regarding the Corporation and other issuers that file electronically with the SEC can be found on the SEC's Internet site at www.sec.gov.

ITEM 2.  PROPERTIES.

Detailed information is contained herein with respect to the Hycroft mine and the Amayapampa properties. Vista Gold holds the Hycroft mine through its wholly-owned subsidiaries, Vista Gold Holdings Inc., Hycroft Resources Development, Inc. and Hycroft Lewis Mine, Inc. Vista Gold holds the Bolivian properties through its wholly-owned subsidiaries, Vista Gold (Antigua) Corp., Compania Inversora Vista S.A., Minera Nueva Vista S.A., and Compania Exploradora Vistex S.A. Estimates of reserves and production herein are subject to the effect of changes in metal prices and to the risks inherent in mining and processing operations.

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

Gold production, from continued leaching and rinsing of the heap leach pads, continued in 1999, 2000, and 2001. Production has declined steadily, as expected, although the recoveries from the heap leach pads have been better than originally anticipated. In 2001, the Hycroft mine produced 3,232 ounces of gold, gold production for 2002 is expected to be approximately 1,000 ounces.

DESCRIPTION OF PROPERTIES

The Crofoot and Lewis properties together comprise approximately 12,230 acres (4,950 hectares). The Crofoot property, originally held under two leases, covers approximately 3,544 acres (1,435 hectares). The Lewis property, which virtually surrounds the Crofoot property, is held through a lease that covers approximately 8,686 acres (3,515 hectares). The mine is accessible by road and has access to adequate supplies of water and power. The major mining facilities consist of four leach pads, two Merrill-Crowe gold-silver recovery plants, two carbon plants and associated maintenance and support facilities.

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

MINING AND PROCESSING

During 2001, no ore was excavated at the Hycroft mine. Waste stripping was suspended in January 1998 and ore mining was suspended in December 1998.

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

Early in 2000 Hycroft purchased two used carbon adsorption plants; one with a nominal capacity of 500 gallons per minute and the other with a capacity of 1,500 gallons per minute. These plants are used to concentrate gold from leach solutions by adsorbing it onto activated carbon. Typically at Hycroft the carbon will load to around 100 ounces of gold per ton of carbon. Periodically a batch of the carbon is removed and shipped to Metals Research, an independent company in Idaho, which strips the gold off of the carbon, and produces a dore bar which is then shipped to Metalor for refining and sale. The Crofoot/Merrill-Crowe plant was shut down in April 2000, and all of the gold production since April was via the 1,500 gpm carbon plant. The Brimstone/Merrill-Crowe plant was shut down at the end of October 2000 and all production from that time has been from the 500 gpm carbon plant. The Merrill-Crowe plants are available for restart once mining restarts, and the amount of gold, the volume of solutions and the reagent levels return to normal production levels. In the mean time, however, the carbon plants are the preferred method for continuing gold production as they function well with the current lower and variable flow rates, the lower precious metals values in solution and the lower reagent values in the solution.

ORE RESERVES

Gold production from the Brimstone deposit at the Hycroft mine has consistently exceeded projections. During 1999 and 2000, the Corporation conducted a $0.6 million exploration program to determine the reasons for the excess gold production, and to re-estimate the grade and tons of the reserves in the Brimstone deposit. Mineral Resources Development, Inc. ("MRDI"), an independent consultant was retained to assist with the evaluation and to provide an independent review of the recalculated mineable reserves. During the period 1996 through 1998, gold mined from the north end of the Brimstone deposit exceeded planned production by 47,090 ounces, or 26%. The excess gold production was a result of mining 13% more ore tons at a 12% higher average grade than predicted in the exploration reserve model.

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

During 1999 and the early part of 2000, Vista Gold completed a new study of the ore reserves in the Brimstone deposit, the largest ore resource at the Hycroft Mine. Proven and probable minable reserves contained in the planned Brimstone Pit contain 23,791,000 tons (21,581,000 tonnes) of ore with an average gold content of 0.020 ounces per ton (0.69 grams per tonne). Ore reserve calculations were based upon a gold price of US$300 per ounce and an economic cut-off grade equivalent to 0.007 ounces of gold per ton of ore (0.24 grams per tonne). Metallurgical recovery of gold from run-of-mine leaching of the Brimstone ore is projected to be 57% and the planned pit would have a stripping ratio of 1.2-to-1. The ore reserves calculated at US$275 per ounce are not significantly different.

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

OPERATING STATISTICS

Operating statistics for the Hycroft mine for the period 1997 to 2001 were as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                   ----------------------------------------------------
                                                     2001       2000       1999       1998       1997
                                                   --------   --------   --------   --------   --------
Ore and waste material mined (000's of tons).....      Nil        Nil        Nil     10,127     37,531
Strip ratio......................................      Nil        Nil        Nil       0.42       2.53
Ore processed (000's of tons)(1).................      Nil        Nil        Nil      7,117     10,629
Ore grade (oz. gold/ton).........................      N/A        N/A        N/A      0.018      0.020
Ounces of gold produced..........................    3,232     13,493     40,075    112,685    117,378
Cash operating costs ($/oz. of gold)(2)..........     $210       $183       $277       $229       $261

------------------------

(1) Ore processed means ore placed on pads but not necessarily leached during the year.

(2) Cash operating costs is composed of all direct mining expenses including inventory changes, refining and transportation costs, less by-product silver credits.

Gold production for 2001 was down significantly from 2000. The decreased gold production was due to the suspension of mining activities at the Hycroft mine in December 1998 and the continued depletion by leaching and rinsing of gold contained in the heaps. All 2001, 2000 and 1999 gold production was from ore that had been mined in previous years.

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

In February 2000, the Corporation signed an agreement with the government of Bolivia, which provides for the refund of approximately $2.0 million of value-added taxes and customs duties that would be paid by the Corporation during the construction period. These refunds will be used to pay for certain improvements to infrastructure that are required by the project and will also benefit the inhabitants of the area. The Corporation would be entitled to a refund of these taxes and duties over time anyway, but the agreement accelerates the refund.

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

The Amayapampa Loan was secured by an assignment of all proceeds from the sale of any of 1,000,000 Da Capo common shares held by such nominee. The Amayapampa Loan was canceled on April 29, 1996 upon the sale of such Da Capo common shares and Cdn. $4,355,000 received from the proceeds of such sale on or before May 7, 1996.

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

On May 23, 1997, Ms. Mirabel transferred ownership of the La Chayantena and Gran Porvenir mining concessions to Mr. Agustin Melgarejo Zuleta.

On March 1, 2000, Minera Nueva Vista S.A. and Mr. Agustin Melgarejo signed a "Lease with option to purchase" agreement for the 25% interest of Gran Porvenir and La Chayanena mining concessions, which superceded the leasing agreement of June 28, 1996 with Ms. Mirabel. In March 2002, the 2000 Lease with option to purchase was replaced with a new lease with Mr. Agustin Melgarejo. This new lease agreement is for a period of five years starting January 1, 2002, and requires the payment of $2,000 per month for the period of the lease. At any time, Minera Nueva Vista S. A., at its option, may exercise the purchase option for $500,000; but the purchase option must be exercised at the start of commercial production.

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

HISTORY

The Amayapampa district was initially mined on a very small scale by indigenous peoples prior to the arrival of the Spanish conquistadors and small-scale mining continued during the Spanish colonial period into modern times. Prior to the Amalgamation, CEM mined the Amayapampa deposit using primarily open-stope methods at a rate of about 220 tons (200 tonnes) of ore per day and processed the ore in two mills on site. At that time, the Amayapampa mine was one of the largest producing underground gold mines in Bolivia and consisted of 32 levels of underground development. Upper level, generally oxidized ore was removed via the upper Virtus Adit (4,100 meters/13,450 feet elevation) and trucked to the Porvenir mill, while lower sulfide ore was dropped by ore passes to the 850-meter--(2,790-foot-) long Virquicocha Adit (3,970 meters/13,025 feet elevation) and taken out by electric locomotives to the Virquicocha mill. At both mills, gold was recovered via amalgam plates and gravity tables. The lower mill included a flotation circuit to upgrade the pyrite concentrate. Approximately 150 people worked at the mine and lived locally at the village of Amayapampa and at other small camps near the mine.

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

EXPLORATION

In 2001, no exploration was undertaken at Amayapampa.

District-scale exploration potential exists for defining styles of gold mineralization similar to Amayapampa, which could be developed as satellite ore bodies. In addition, at least 15 drill holes beneath the planned Amayapampa pit suggest the presence of four higher grade shoots.

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

Gold production the first five years of operations is estimated atapproximately 47,400 ounces per year. The initial capital costs are estimated to be about
$25 million, including contingency and necessary working capital. Average operating costs are estimated to be $7.99 per tonne ($7.25 per ton) of ore for a total cash cost of $168 per gold ounce.

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

During 2001, steps were taken to minimize the holding costs of Amayapampa and hold the property pending an improvement in gold prices.

ITEM 3.  LEGAL PROCEEDINGS

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

On December 10, 1999, Mineral Ridge Inc., a wholly owned subsidiary of Vista Gold, voluntarily filed for protection under the U.S. Bankruptcy Code.

Early in 2000, a trustee was appointed by the court to dispose of the assets of Mineral Ridge Inc. At the end of 2000, all assets of Mineral Ridge Inc. had been disposed of and in January 2001, the Mineral Ridge Inc. Chapter 11 case was dismissed.

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

In November 2000, the parties stipulated to an agreed upon discovery plan and scheduling order. On March 12, 2001 Stockscape.com Technologies, Inc., Cornucopia Resources, Inc., and Red Mountain Resources, Inc. (collectively the "Stockscape defendants") filed a cross-claim against the Corporation relating to the same issues but referring to the Share Purchase and Sale Agreement between Cornucopia Resources Ltd. and Vista Gold Corp. In July 2001, USF&G filed for a summary judgment requesting the court to compel the Stockscape defendants to post $902,819 in additional collateral. The increase from $793,583 accounts for additional expenses incurred by USF&G. At the same time, the Stockscape defendants moved for partial summary judgment on cross-claim against the Corporation. The maximum potential exposure to the Corporation is the additional collateral requested in the amount of $902,819 together with the attorneys' fees and costs related to the defense of the action. Other defendants, if found to be jointly liable, could reduce the amount for which the Corporation has exposure.

The Corporation has reserved $814,087 which must be used for a proposed settlement of this lawsuit, as discussed in Item 7 Consolidated Financial Statements, Note 14.

In April 1998, a legal dispute was initiated in Bolivia by a Mr. Estanislao Radic ("Radic") who brought legal proceedings in the lower penal court against Mr. Raul Garafulic ("Garafulic") and the Corporation, questioning the validity of the Garafulic's ownership of the Amayapampa property. Garafulic sold Amayapampa to a wholly owned subsidiary of the Corporation. In May 1998, a judge in the Bolivian penal court found there was no justifiable case. In June 1998, a judge of the superior court of the district of Potosi dismissed the appeal of the case and indicated that there could be no further appeals on the matter in the Bolivian penal courts. In 1999, this time in civil court, Radic filed a second lawsuit against Garafulic, in Potosi, and Garafulic filed a civil lawsuit for damages against Radic in La Paz. Garafulic appealed to the Court to have both cases combined under the jurisdiction of a judge in La Paz. Finally, in January 2001, the Court decreed that the lawsuits should be combined and heard in Potosi. The Corporation never has and does not now have direct ownership of the disputed property and is therefore uncertain as to why it was a named defendant in this lawsuit. The court in Potosi agreed with this assessment and annulled the case in June 2001. In September 2001, Radic appealed to the Supreme Court. The Corporation does not anticipate that there will be any material adverse impact on the Corporation or the value of its holdings in Bolivia.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, by Vista Gold during the quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON SHARES

The Common Shares of Vista Gold are listed on the American Stock Exchange and The Toronto Stock Exchange under the symbol VGZ. The following table sets out the reported high and low sale prices on the American Stock Exchange and on The Toronto Stock Exchange for the periods indicated as reported by the exchanges:

                                                          AMERICAN STOCK                THE TORONTO STOCK
                                                          EXCHANGE (US$)                 EXCHANGE (CDN$)
                                                     ------------------------        ------------------------
                                                       HIGH            LOW             HIGH            LOW
                                                     --------        --------        --------        --------
2000 1st quarter...................................    0.16            0.09            0.22            0.13
     2nd quarter...................................    0.13            0.09            0.16            0.13
     3rd quarter...................................    0.11            0.06            0.18            0.10
     4th quarter...................................    0.25            0.03            0.14            0.04

2001 1st quarter...................................    0.13            0.05            0.17            0.06
     2nd quarter...................................    0.15            0.07            0.18            0.10
     3rd quarter...................................    0.11            0.07            0.15            0.09
     4th quarter...................................    0.10            0.05            0.15            0.08

On March 18, 2002, the last reported sale price of the Common Shares of Vista Gold on the American Stock Exchange was $0.09 and on The Toronto Stock Exchange was Cdn. $0.15. As of March 18, 2002, there were 112,315,040 Common Shares issued and outstanding, and Vista Gold had 909 registered shareholders of record.

DIVIDENDS

Vista Gold has never paid dividends. While any future dividends will be determined by the directors of Vista Gold after consideration of the earnings and financial condition of Vista Gold and other relevant factors, it is currently expected that available cash resources will be utilized in connection with the ongoing acquisition, exploration and development programs of the Corporation.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

This discussion should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2001 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Differences from United States GAAP are described in Note 13 to the consolidated financial statements.

During 2001, 2000 and 1999, the Corporation's principal source of earnings was the Hycroft mine in Nevada. In December 1998, mining activities were suspended at the Hycroft mine. Gold processing and recovery from previously mined ore continued at a declining rate in 1999, 2000 and 2001.

RESULTS OF OPERATIONS

SUMMARY

The Corporation's 2001 net loss was $3.3 million ($0.04 per share), compared to the 2000 net loss of $13.2 million ($0.15 per share). The improvement in 2001 is mainly attributable to a non-recurring $10.9 million write-down in 2000 for the impairment of mineral properties, offset by an $0.8 million unusual expense in 2001 for the proposed settlement of the USF&G law suit, as discussed in Item 3, Legal Proceedings.

2001 gold revenue of $0.9 million is substantially lower than the $3.8 million in revenues earned in 2000. This reduction in revenue is a direct result of the steadily decreasing gold production at the Hycroft mine. Similarly, 2001 production costs of $0.7 million have been reduced from $2.6 million in 2000. Also, management has further reduced discretionary costs in 2001, reflecting the decreasing gold production.

Gold production is expected to continue to decline in 2002, to approximately 1,000 ounces. Gold revenues and operating costs at the Hycroft mine are expected to be reduced accordingly.

GOLD PRODUCTION AND REVENUE

The Hycroft mine remains the Corporation's principal source of earnings and cash flows. In December 1998, mining activities at Hycroft were suspended. Gold recovery from the Hycroft mine heap leach pads continued in 2001, although at a lower rate than in 2000.

                                  HYCROFT MINE

GOLD PRODUCTION AND REVENUE                                    2001       2000
---------------------------                                  --------   --------
Gold production (ounces)...................................    3,232     13,493
Average revenue per ounce produced.........................   $  275    $   278
Total gold revenues (000s).................................   $  890    $ 3,757

The decrease in gold production is attributable to the progressive depletion of recoverable gold in the Hycroft leach pads. Although this gradual decrease in production has been expected, 2001 production was 7.7% better than anticipated.

The decline in gold revenues in 2001 reflects the decrease in gold production from 2000.

COSTS AND EXPENSES

Production costs at the Hycroft mine decreased to $0.7 million in 2001 from $2.6 million in 2000. The decrease was primarily due to the progressive reduction of leach solution volume processed at the Hycroft mine, with related reductions in manpower, in consumption of materials and supplies, and in electrical power.

                                  HYCROFT MINE

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                               EXCEPT PER OUNCE)
Production costs............................................   $  746     $2,560
Cash operating cost per ounce...............................   $  210     $  183
Exploration and holding costs (Hycroft mine)................   $1,106     $1,185

Cash operating costs per ounce in 2001 were $210, up from $183 per ounce in 2000. The increase is mainly a result of the lower gold production in 2001.

Hycroft exploration and holding costs of $1.1 million in 2001 are similar, as expected, to the $1.2 million incurred in 2000. These costs are incurred to maintain and protect the Corporation's interest in the Hycroft mine. They are comprised of ongoing property holding costs such as property taxes, bonding, permit and claim fees, insurance and site security.

Depreciation, depletion and amortization costs at Hycroft were $0.3 million in 2001 compared to $0.8 million in 2000. A significant portion of the Hycroft property plant and equipment has been sold, and a substantial portion of the remaining equipment has been fully depreciated. Disposals of idle Hycroft mining equipment resulted in total gains of $0.1 million. See Note 3 of the Consolidated Financial Statements.

2001 exploration and holding costs for Amayapampa were $0.1 million, compared to $0.7 million in 2000. This reduction is mainly a result of manpower reductions effected in April 2001, and resulting reduced office and administration costs in Bolivia.

Corporate administration and investor relations costs were $1.2 million in 2001, similar to the $1.2 million incurred in 2000, as expected. Interest expense of $21,000 was lower than $0.1 million incurred in 2000 because the Corporation repaid most of its debt in the first quarter of 2001. See Note 4 of the Consolidated Financial Statements.

Corporate depreciation expense was $41,000 and $34,000 in 2001 and 2000 respectively.

A gain on the sale of marketable securities of $0.3 million was realized in 2000; no similar gain was realized or realizable in 2001.

In 2001, the Corporation recorded a provision of $0.8 million for the settlement of the USF&G lawsuit as discussed in Item 7, Consolidated Financial Statements,
Note 7.

Management regularly reviews the carrying values of its long-lived assets. In 2000, based on these reviews, management wrote-down the Bolivian properties by $10.6 million, and certain Hycroft assets by $0.3 million. No similar write-downs were deemed necessary in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's consolidated cash balance at December 31, 2001 was $0.7 million, an increase of $0.6 million from the end of 2000. This increase resulted from the sale of idle mining equipment at the Hycroft mine, which provided $3.0 million; operating activities consumed $1.7 million; and $0.7 million was used to repay all of the Corporation's outstanding debt. Of the $1.7 million used for operating activities, $0.2 million was for reclamation and closure costs comprised mainly of employee severance costs.

Cash consumed in operating activities in 2001 was $1.7 million, compared to $2.8 million in 2000. The $1.1 million improvement in 2001 is comprised mainly of the reduction in reclamation and mine closure costs: $0.2 million compared to $1.0 million in 2001 and 2000 respectively. The remainder of the cash improvement reflects the Corporation's successful cost reduction efforts, offset by a reduction in gold revenues.

The Corporation made no capital expenditures in 2001, and no material capital expenditures in 2000.

On January 22, 2002, the Corporation announced that it had finalized an agency agreement for a private placement financing of $3.8 million, subject to shareholder and regulatory approvals. Approximately $1.0 million of this amount has been received by the Corporation, of which $0.8 million has been reserved and must be for the settlement of the USF&G lawsuit disclosed in Item 3, Legal Proceedings. The remaining $2.8 million of this private placement is scheduled to be completed in March 2002. Details of this financing are fully discussed in
Item 7, Consolidated Financial Statements, Note 14.

OUTLOOK

Management feels that the potential cash infusion from the above-mentioned private placement, together with the potential for subsequent cash infusions, should the warrants issued pursuant to this private placement be exercised, greatly improves the Corporation's short-term outlook and could provide funding that will allow the Corporation to fully apply its technical expertise to acquire and enhance gold exploration and development properties, while maintaining and improving its existing gold reserves in Nevada and Bolivia.

The Corporation is encouraged by the recently improved gold prices, but with the benefit of this new funding, is under no pressure to make any short-term production decisions. The resumption of mining at Hycroft, although economic at current gold prices, would attract more favorable financing terms and yield a greatly improved return for shareholders at a sustained gold price above $300. The Corporation is reluctant to deplete its valuable gold resources before insuring a higher return on the necessary investment.

In Bolivia, holding costs have been reduced to a minimum and, as a result of the 2000 sale of Yamin and Capa Circa to a worker's co-operative in 2000, Bolivia is expected to earn enough royalty revenues to pay for its modest holding costs. Development of Amayapampa will require initial capital of $25 million and a gold price of more than $325 per ounce.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL INFORMATION

To the Shareholders of Vista Gold Corp.

The consolidated financial statements are the responsibility of the Board of Directors and management. The accompanying consolidated financial statements of the Corporation have been prepared by management based on information available through March 18, 2002; these consolidated financial statements are in accordance with Canadian generally accepted accounting principles, and have been reconciled to United States generally accepted accounting principles as presented in Note 13.

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

The Audit Committee of the Board of Directors is comprised of three outside directors, and meets regularly with management and the independent auditors to ensure that management is maintaining adequate internal controls and systems and to recommend to the Board of Directors approval of the annual and quarterly consolidated financial statements of the Corporation. The committee also meets with the independent auditors and discusses the results of their audit and their report prior to submitting the consolidated financial statements to the Board of Directors for approval.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, Chartered Accountants, who were appointed by the shareholders. The auditors' report outlines the scope of their examination and their opinion on the consolidated financial statements.

       /s/ RONALD J. MCGREGOR                                 /s/ JOHN F. ENGELE
    ----------------------------                         ----------------------------
         Ronald J. McGregor                                     John F. Engele
            President and                                 Vice President Finance and
       Chief Executive Officer                             Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Vista Gold Corp.

We have audited the consolidated balance sheets of Vista Gold Corp. as of December 31, 2001 and 2000 and the consolidated statements of loss, deficit and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation as of December 31, 2001 and 2000 and the consolidated results of its operations and cash flows for the years ended December 31, 2001, 2000 and 1999 in accordance with Canadian generally accepted accounting principles.

/s/ PRICEWATERHOUSECOOPERS LLP
----------------------------
Chartered Accountants
Vancouver, British Columbia, Canada
February 22, 2002, except as to Notes 1 and 14,
which are as at March 18, 2002

Comments by the Auditors for U.S. Readers on Canada-U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Corporation's ability to continue as a going concern such as those described in Note 1 of the consolidated financial statements. Our report to the shareholders dated February 22, 2002, except as to Notes 1 and 14, which are as at March 18, 2002, is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
----------------------------
Chartered Accountants
Vancouver, British Columbia, Canada
February 22, 2002

VISTA GOLD CORP.
CONSOLIDATED BALANCE SHEETS

                                                                     AT DECEMBER 31
                                                              -----------------------------
                                                                 2001              2000
                                                              -----------       -----------
                                                               (U.S. DOLLARS IN THOUSANDS)
ASSETS:
Cash and cash equivalents...................................   $     674         $      96
Accounts receivable.........................................         180               760
Supplies inventory and prepaid expenses.....................         301               464
                                                               ---------         ---------
Current assets..............................................       1,155             1,320
                                                               ---------         ---------
Property, plant and equipment--Note 3.......................      12,734            15,912

Total assets................................................   $  13,889         $  17,232
                                                               =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable............................................   $     145         $     218
Accrued liabilities and other--Note 8.......................       1,209               301
Current portion of long-term debt--Note 4...................          --               695
                                                               ---------         ---------
Current liabilities.........................................       1,354             1,214
                                                               ---------         ---------
Accrued reclamation and closure costs--Note 5...............       3,134             3,339
Other liabilities...........................................          --                 6
                                                               ---------         ---------
                                                                   3,134             3,345
                                                               ---------         ---------
Total liabilities...........................................       4,488             4,559
                                                               ---------         ---------
SHAREHOLDERS' EQUITY:
Capital stock, no par value per share--Note 6:
  Preferred--unlimited shares authorized; no shares
    outstanding
  Common--unlimited shares authorized; shares outstanding:
    2001 and 2000--90,715,040...............................     121,146           121,146
Deficit.....................................................    (110,260)         (106,985)
Currency translation adjustment.............................      (1,485)           (1,488)
                                                               ---------         ---------
Total shareholders' equity..................................       9,401            12,673
                                                               ---------         ---------
Total liabilities and shareholders' equity..................   $  13,889         $  17,232
                                                               =========         =========
Nature of operations and going concern--Note 1
Commitments and contingencies--Note 7
Subsequent events--Note 14

                       Approved by the Board of Directors

        /s/ C. THOMAS OGRYZLO                 /s/ JOHN M. CLARK
      --------------------------          --------------------------
          C. Thomas Ogryzlo                     John M. Clark
               Director                            Director

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

VISTA GOLD CORP.
CONSOLIDATED STATEMENTS OF LOSS

                                                               YEARS ENDED DECEMBER 31
                                                        --------------------------------------
                                                           2001          2000          1999
                                                        ----------    ----------    ----------
                                                             (U.S. DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
REVENUES:
Gold sales............................................  $      890    $    3,757    $   19,496
Other revenues........................................          25            48           109
                                                        ----------    ----------    ----------
Total revenues........................................         915         3,805        19,605
                                                        ----------    ----------    ----------
COSTS AND EXPENSES:
Production costs......................................         746         2,560        20,578
Depreciation, depletion and amortization..............         301           867         4,421
Provision for reclamation and closure costs...........          --            --           232
Operating leases......................................          --            --            44
Mineral exploration, property evaluation and holding
  costs...............................................       1,246         1,875         2,802
Corporate administration and investor relations.......       1,158         1,244         1,183
Interest expense......................................          21           114         1,146
Loss (gain) on disposal of assets.....................        (105)          (41)            5
Gain on sale of marketable securities.................          --          (280)           --
Equity in loss and impairment of Zamora Gold Corp.....          --            --           601
Other (income) expense................................           9          (218)           74
Provision for settlement of USF&G suit--Notes 7 and
  14..................................................         814            --            --
Write-down of mineral properties and other assets.....          --        10,926        16,219
                                                        ----------    ----------    ----------
Total costs and expenses..............................       4,190        17,047        47,305
                                                        ----------    ----------    ----------
Loss before income taxes..............................      (3,275)      (13,242)      (27,700)
Income taxes--Note 10.................................          --           (33)           --
                                                        ----------    ----------    ----------
Loss for the year.....................................  $   (3,275)   $  (13,209)   $  (27,700)
                                                        ==========    ==========    ==========
Weighted average shares outstanding...................  90,715,040    90,715,040    90,715,040
----------------------------------------------------------------------------------------------
Basic and diluted loss per share......................  $    (0.04)   $    (0.15)   $    (0.31)
----------------------------------------------------------------------------------------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

VISTA GOLD CORP.
CONSOLIDATED STATEMENTS OF DEFICIT

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                               (U.S. DOLLARS IN THOUSANDS)
Deficit, beginning of year..................................  $106,985   $ 93,776   $66,076
Loss for the year...........................................     3,275     13,209    27,700
                                                              --------   --------   -------
Deficit, end of year........................................  $110,260   $106,985   $93,776
                                                              ========   ========   =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

VISTA GOLD CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                               (U.S. DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the year...........................................  $(3,275)   $(13,209)  $(27,700)
ADJUSTMENTS TO RECONCILE LOSS FOR THE YEAR TO CASH USED IN
  OPERATIONS:
Depreciation, depletion and amortization....................      301         867      4,421
Recognition of hedging gains................................       --          --     (1,150)
Provision for reclamation and closure costs.................       --          --        232
Reclamation and closure costs paid in the period............     (163)       (982)    (1,800)
Loss (gain) on disposal of assets...........................     (105)        (41)         5
Gain on disposal of marketable securities...................       --        (280)        --
Equity in loss and impairment of Zamora Gold Corp...........       --          --        601
Loss (gain) on currency translation.........................        3          (7)        59
Write-down of mineral properties............................       --      10,926     16,219
Other non-cash items........................................      142          --        (11)
                                                              -------    --------   --------
                                                               (3,097)     (2,726)    (9,124)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Marketable securities.......................................       --          --         13
Accounts receivable.........................................      580         461      1,723
Gold inventory..............................................       --         117      3,397
Realization of hedging gains acquired.......................       --          --      3,041
Supplies inventory and prepaid..............................        4         391       (133)
Accounts payable, accrued liabilities and other.............      804      (1,039)      (664)
                                                              -------    --------   --------
Net cash used in operating activities.......................   (1,709)     (2,796)    (1,747)
                                                              -------    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment..................       --          (7)    (1,917)
Proceeds on disposal of fixed assets and supplies...........    2,982         810         86
Proceeds on disposal of marketable securities...............       --         357         --
Investment in and advances to Zamora Gold Corp..............       --          --        (30)
Other assets................................................       --          22        139
                                                              -------    --------   --------
Net cash provided by (used in) investing activities.........    2,982       1,182     (1,722)
                                                              -------    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt...........................................     (695)       (587)      (520)
Proceeds from debt..........................................       --          --      1,500
                                                              -------    --------   --------
Net cash provided by (used in) financing activities.........     (695)       (587)       980
                                                              -------    --------   --------
Net increase (decrease) in cash and cash equivalents........      578      (2,201)    (2,489)
Cash and cash equivalents, beginning of year................       96       2,297      4,786
                                                              -------    --------   --------
Cash and cash equivalents, end of year......................  $   674    $     96   $  2,297
                                                              =======    ========   ========
Supplemental cash flow disclosure--Note 9

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

1. NATURE OF OPERATIONS AND GOING CONCERN

(a) NATURE OF OPERATIONS

The Corporation is engaged in gold production in the United States, and gold development and exploration activities in the United States, and Latin America. During 2001, 2000 and 1999, the Corporation's principal source of earnings and operating cash flow was the Hycroft mine in Nevada. In December 1998, mining activities were suspended at the Hycroft mine. Gold processing and recovery from previously mined ore continued at a declining rate in 1999, 2000 and 2001.

Amayapampa, in Bolivia, is being held for development, pending higher gold prices.

(b) GOING CONCERN

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern that assume the realization of assets and the discharge of liabilities in the normal course of business. As disclosed in Note 14, on January 22, 2002, the Corporation finalized an agency agreement for a private placement of $3.8 million, to be completed in two steps. On February 1, 2002 the first step was completed, resulting in the receipt of $1.026 million, $814,087 of this amount has been reserved and must be used for the proposed settlement of an outstanding claim against the Corporation and other defendants by USF&G as disclosed in Note 7. The second step, which involves the issue of $2.77 million of convertible debentures subject to shareholder approval, is not yet completed. There can be no assurance that this $2.77 million debenture financing will be timely completed and approved by the shareholders. There is therefore, substantial doubt about the Corporation's ability to continue as a going concern. These financial statements do not give effect to any adjustments, which may be necessary should the Corporation be unable to continue as a going concern.

The recoverability of the carrying values of the Hycroft mine and the Amayapampa project is dependant upon the successful start-up or the sale of these properties. The Corporation is investigating the economic feasibility of restarting the Hycroft mine and developing the Amayapampa project in Bolivia. The plans to restart the Hycroft mine and develop the Amayapampa project will also depend on management's ability to raise additional capital for these purposes. Although management has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future.

2. SIGNIFICANT ACCOUNTING POLICIES

(a) GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in Canada. For purposes of these financial statements these principles conform, in all material respects, with generally accepted accounting principles in the United States, except as described in Note 13.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(b) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All material intercompany transactions and balances have been eliminated. The Corporation's subsidiaries and percentage ownership in these entities as of December 31, 2001 are:

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
  Compania Inversora Vista S.A. and its wholly-owned
    subsidiaries
    Minera Nueva Vista S.A.
    Compania Exploradora Vistex S.A.

In 1999, Mineral Ridge Resources Inc. ("MRRI") voluntarily filed for protection under the U.S. bankruptcy Code. Accordingly, effective in 1999, the Corporation ceased consolidating the accounts of MRRI.

(c) USE OF ESTIMATES

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include mine closure and reclamation obligations, useful lives for asset depreciation purposes, and impairment of mineral properties. Actual results could differ from these estimates.

(d) FOREIGN CURRENCY TRANSLATION

Sales revenues and a significant portion of the Corporation's expenses are denominated in U.S. dollars. The Corporation's executive office is located in Littleton, Colorado. The U.S. dollar is the principal currency of the Corporation's business. Accordingly, all amounts in these consolidated financial statements of the Corporation are expressed in U.S. dollars, unless otherwise stated.

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

The accounts of integrated foreign operations are translated using the temporal method. Under this method, monetary assets and liabilities are translated at the year-end rate of exchange, non-monetary

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) assets and liabilities are translated at the rates prevailing at the respective transaction dates, and revenue and expenses, except for depreciation, are translated at the average rate of exchange during the year. Translation gains and losses are reflected in the loss for the year.

(e) REVENUE RECOGNITION

Since ceasing mining operations at the Hycroft mine, the Corporation recognizes revenue upon adsorption of gold onto carbon.

Carbon plants are used to concentrate gold from dilute solution, which has been circulated through the heap leach pad, by adsorbing the gold onto activated carbon. The amount of gold adsorbed onto carbon is measured by assaying the solutions before and after passing through the carbon circuit and applying the difference in assay values to the volume of solution that has passed through the carbon circuit. Periodically, a batch of the carbon is removed and shipped to an independent company which strips the gold from the carbon, and produces a dore bar which is then refined and sold.

(f) MINERAL EXPLORATION

Exploration expenditures on mineral properties are expensed when incurred. Holding costs to maintain a property on a stand-by basis are also expensed as incurred.

(g) CASH EQUIVALENTS

Cash equivalents are investments in short-term funds consisting of highly liquid debt instruments such as certificates of deposit, commercial paper, and money market accounts purchased with an original maturity date of less than three months. The Corporation's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution.

(h) INVENTORIES

Materials and supplies inventories are valued at the lower of average cost and net replacement value.

The Corporation has recovered more gold than anticipated from the heap leach pads at the Hycroft mine, accordingly heap leach pad inventory has been fully recognized in prior years.

(i) PROPERTY, PLANT AND EQUIPMENT

    (i) Mineral properties

    Property acquisition and development costs are carried at cost less accumulated amortization and write-downs. Amortization is provided on the units-of-production method based on proven and probable reserves.

    Expenditures incurred on non-producing mineral properties identified as having development potential, are deferred until the viability of the property is determined.

    Management reviews the carrying value of the Corporation's interest in each property quarterly and, where necessary, these properties are written down to net recoverable amount, based on estimated future cash flows. Management's estimates of gold price, recoverable proven and probable reserves, operating, capital and reclamation costs are subject to risks and uncertainties affecting the

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recoverability of the Corporation's investment in property, plant and equipment. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect management's estimate of net cash flows expected to be generated from its operating properties and the need for possible asset impairment write-downs.

    Although the Corporation has reviewed and is satisfied with the title for all mineral properties in which it has a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

    (ii) Plant and equipment

    Plant and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives. The cost of normal maintenance and repairs is charged to expense as incurred. Significant expenditures, which increase the life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. Upon sale or retirement of assets, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations.

(j) PROVISION FOR FUTURE RECLAMATION AND CLOSURE COSTS

Minimum standards for mine site reclamation and closure have been established by various government agencies that affect certain operations of the Corporation. The Corporation calculates its estimates of reclamation liability based on current laws and regulations and the expected future costs to be incurred in reclaiming, restoring and closing its operating mine sites. It is possible that the Corporation's estimate of its reclamation, site restoration and closure liability could change in the near term due to possible changes in laws and regulations and changes in cost estimates.

A provision for reclamation and mine closure is charged to earnings over the lives of the mines on a units-of-production basis.

(k) LOSS PER SHARE

Loss per share is calculated by dividing the loss for the year by the weighted average number of common shares outstanding during the year. The Corporation has adopted the revised recommendations of the Canadian Institute of Chartered Accountants, whereby new rules are applied in the calculation of diluted earnings per share. The revised standard has been applied on a retroactive basis and did not result in any restatement. Basic and diluted losses per share are the same because inclusion of common share equivalents would be anti-dilutive.

(l) FINANCIAL INSTRUMENTS

The recorded value of the Corporation's cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities and other, approximate their fair values due to the relatively short periods to maturity. The Corporation had no debt as of December 31, 2001

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(m) STOCK-BASED COMPENSATION

The Corporation has a stock-based compensation plan, which is described in
Note 6. No compensation expense is recognized for the plan when stock or stock options are issued to directors and employees. Any consideration paid by directors and employees on the exercise of stock options or the purchase of stock is credited to capital stock.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of the following:

                                                2000                                  1999
                                 -----------------------------------   -----------------------------------
                                             ACCUMULATED                           ACCUMULATED
                                            DEPRECIATION,                         DEPRECIATION,
                                            AMORTIZATION                          AMORTIZATION
                                                 AND                                   AND
                                   COST      WRITE-DOWNS      NET        COST      WRITE-DOWNS      NET
                                 --------   -------------   --------   --------   -------------   --------
MINERAL PROPERTIES
  Hycroft mine, United
    States.....................  $ 21,917      $21,917           --    $ 21,917      $ 21,917          --
  Amayapampa, Bolivia..........    57,624       46,894       10,730      57,624        46,894      10,730
                                 --------      -------      -------    --------      --------     -------
                                 $ 79,541      $68,811      $10,730    $ 79,541      $ 68,811     $10,730
                                 --------      -------      -------    --------      --------     -------
PLANT & EQUIPMENT
  Hycroft mine, United
    States.....................  $ 31,278      $29,397      $ 1,881    $ 39,036      $ 34,057     $ 4,979
  Amayapampa, Bolivia..........       181          181           --         405           366          39
  Corporate assets, United
    States.....................       467          344          123         467           303         164
                                 --------      -------      -------    --------      --------     -------
                                 $ 31,926      $29,922      $ 2,004    $ 39,908      $ 34,726     $ 5,182
                                 --------      -------      -------    --------      --------     -------
TOTAL PROPERTY, PLANT AND
  EQUIPMENT....................  $111,467      $98,733      $12,734    $119,449      $103,537     $15,912
                                 ========      =======      =======    ========      ========     =======

SALE OF MINING EQUIPMENT

During 2001, Hycroft mining equipment with a net book value of $2.8 million, was sold for $2.9 million.

ROYALTIES

The Crofoot property at the Hycroft mine is subject to a 4% net profit royalty. During 2001, 2000 and 1999 there was no mining activity and as a result the Corporation did not pay any Crofoot royalties.

The Lewis property at the Hycroft mine is subject to a 5% net smelter royalty. During 2001 and 2000 only nominal minimum royalties were required in relation to this property. During 1999 royalties paid were $123,000.

4. LONG TERM DEBT

During 2001, the Corporation repaid $0.6 million term loan from the proceeds of the sale of mining equipment. The Corporation also repaid a $75,000 term note.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

5. ACCRUED RECLAMATION AND CLOSURE COSTS

At December 31, 2001, the Corporation's future reclamation and mine closure costs are estimated to be $3.1 million. Estimated reclamation and mine closure costs are determined using management's best estimates of the scope and the cost of required activities. These estimates may change, based on future changes in operations, regulatory requirements or costs to complete the reclamation activity. Reclamation and closure costs are charged to earnings over the life of the mine on a units-of-production basis. The aggregate obligation accrued to December 31, 2001, net of the actual cost of reclamation activities performed to December 31, 2001, is $3.1 million (2000: $3.3 million).

6. CAPITAL STOCK

COMMON SHARE OPTIONS

Under the Corporation's Stock Option Plan (the "Plan"), the Corporation may grant options to directors, officers, employees and consultants of the Corporation or its subsidiaries, for up to 4,500,000 Common Shares. Under the Plan, the exercise price of each option shall not be less than the market price of the Corporation's stock on the date preceding the date of grant, and an option's maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between the Corporation and the optionee. Options and vesting periods under the Plan are granted from time to time at the discretion of the Board of Directors.

At December 31, 2001, 1,500,000 Common Shares were reserved for issuance under options granted to directors, officers and management employees. These options expire as follows:

YEAR OF EXPIRATION   NUMBER OF OPTIONS
------------------   -----------------
    2004...                  5,715
    2005...                112,143
    2006...                171,428
    2007...                435,714
    2008...                 50,000
    2009...                100,000
    2010...                200,000
    2011...                425,000
                         ---------
    Total..              1,500,000
                         =========

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

6. CAPITAL STOCK (CONTINUED)
The following tables summarize information about stock options under the Plan:

                                           2001                        2000                        1999
                                 -------------------------   -------------------------   -------------------------
                                  NUMBER      WEIGHTED-       NUMBER      WEIGHTED-       NUMBER      WEIGHTED-
                                    OF         AVERAGE          OF         AVERAGE          OF         AVERAGE
                                  SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                 (000)'S       (CDN.$)       (000)'S       (CDN.$)       (000)'S       (CDN.$)
                                 --------   --------------   --------   --------------   --------   --------------
Outstanding--beginning of
  year.........................   1,758         $0.212         2,308        $0.237         2,270        $1.630
Cancelled......................      --             --            --            --        (2,270)        1.630
Granted........................     425          0.120           275         0.070         2,500         0.237
Forfeited / expired............    (683)         0.222          (825)        0.235          (192)        0.235
                                  -----         ------        ------        ------        ------        ------
Outstanding--end of year.......   1,500         $0.181         1,758         0.212         2,308        $0.237

                                   OPTIONS OUTSTANDING AND EXERCISABLE
---------------------------------------------------------------------------------------------------------
                                            WEIGHTED-
                            NUMBER           AVERAGE          WEIGHTED-          NUMBER        WEIGHTED-
      RANGE OF          OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE AT     AVERAGE
   EXERCISE PRICES      DEC. 31, 2001    CONTRACTUAL LIFE   EXERCISE PRICE   DEC. 31, 2001    EXERCISABLE
       (CDN.$)              (000)            (YEARS)           (CDN.$)           (000)          (CDN.$)
---------------------   --------------   ----------------   --------------   --------------   -----------
       $0.070                 200                 9.00          $0.070              200         $0.070
        0.120                 425                 9.50           0.120              425          0.120
        0.235                 775                 5.20           0.235              775          0.235
        0.250                 100                 7.25           0.250              100          0.250
                            -----                               ------            -----         ------
                            1,500                               $0.181            1,500         $0.181
                            =====                               ======            =====         ======

7. COMMITMENTS AND CONTINGENCIES

(a) On August 25, 2000, United States Fidelity & Guarantee Company ("USF&G") filed an action in the United States District Court against Vista Gold Corp., Vista Gold Holdings, Inc., Stockscape.com Technologies, Inc., Cornucopia Resources, Inc., Red Mountain Resources, Inc. and Touchstone Resources, Inc. This action involves a General Contract of Indemnity in connection with the posting of a reclamation bond for mining activities by MRRI, the Corporation's wholly owned subsidiary that holds the investment in the Mineral Ridge mine, at Silver Peak, Nevada. In the action, USF&G seeks to compel all of the defendants to post additional collateral for the bond in the total amount of $793,583. Neither Vista Gold Corp. nor Vista Gold Holdings, Inc. was a party to the General Contract of Indemnity and both have denied any liability in connection therewith.

    In November 2000, the parties stipulated to an agreed upon discovery plan and scheduling order. On March 12, 2001 Stockscape.com Technologies, Inc., Cornucopia Resources, Inc., and Red Mountain Resources, Inc. (collectively the "Stockscape defendants") filed a cross-claim against the Corporation relating to the same issues but referring to the Share Purchase and Sale Agreement between Cornucopia Resources Ltd. and Vista Gold Corp. In
    July 2001, USF&G filed for a summary judgment requesting the court to compel the Stockscape defendants to post $902,819 in additional collateral. The increase from $793,583 accounts for additional expenses incurred by USF&G. At the same time, the Stockscape defendants moved for partial summary judgment on cross-claim against the Corporation. The maximum potential exposure to the Corporation is the additional collateral

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) requested in the amount of $902,819 together with the attorneys' fees and costs related to the defense of the action. Other defendants, if found to be jointly liable, could reduce the amount for which the Corporation has exposure.

    During the year ended 2001, the Corporation provided $814,087 with respect to this claim, as discussed in Note 14.

(b) The Corporation has provided a surety bond in the amount of $5.1 million to ensure reclamation obligations under an approved reclamation plan at the Hycroft mine.

8. ACCRUED LIABILITIES AND OTHER

                                                                2001       2000
                                                              --------   --------
USF&G settlement (Notes 7 and 14)...........................   $  814      $ --
Trade payables and other accruals...........................      395       301
                                                               ------      ----
                                                               $1,209      $301
                                                               ======      ====

9. SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                                2001       2000       1999
                                                              --------   --------   --------
Cash paid (received) during the year for:
Interest....................................................    $21        $114      $1,146
Income taxes................................................     --         (33)        196

10. INCOME TAXES

(a) A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Corporation's effective income tax expenses (recovery) is as follows:

                                                                    2001       2000       1999
                                                                  --------   --------   --------
    Income taxes at statutory rates.............................  $(1,412)   $(5,959)   $(12,440)
    Increase (decrease) in taxes from:
      Permanent differences.....................................        2       (149)        (84)
      Differences in foreign tax rates..........................      270      2,214       1,592
      Benefit of losses not recognized..........................    1,140      3,894      10,932
      Large Corporations Tax....................................                 (33)         --
                                                                  -------    -------    --------
                                                                  $    --    $   (33)   $     --
                                                                  =======    =======    ========

(b) Future income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tabular information set out below is in thousands of United States dollars, except share data.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

10. INCOME TAXES (CONTINUED)

    The significant components of the company's future tax assets as at December 31, are as follows:

    FUTURE INCOME TAX ASSETS                                        2001       2000
    ------------------------                                      --------   --------
    Excess tax value over carrying value of property, plant and
      equipment.................................................  $  9,383   $ 9,649
    Operating loss carryforward.................................    15,859    15,672
    Accrued reclamation provision...............................     1,057     1,111
                                                                  --------   -------
                                                                    26,299    26,432
    Valuation allowance for future tax assets...................   (26,299)  (26,432)
                                                                  --------   -------
    Total.......................................................        --        --
                                                                  ========   =======

    The Corporation has incurred income tax losses in prior periods of $43.5 million, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

                                                               CANADA    UNITED STATES    TOTAL
                                                              --------   -------------   --------
2002........................................................      442         1,358        1,800
2003........................................................      417         5,418        5,835
2004........................................................    1,718         1,373        3,091
2005........................................................    7,774            --        7,774
2006........................................................      638            --          638
2007........................................................      464            --          464
2008........................................................      467           388          855
2009........................................................       --            11           11
2010........................................................       --         5,106        5,106
2011........................................................       --         9,415        9,415
2019........................................................       --         5,301        5,301
2020........................................................       --           310          310
2021........................................................       --         2,926        2,926
                                                              -------       -------      -------
                                                              $11,920       $31,606      $43,526
                                                              =======       =======      =======

11. RETIREMENT PLANS

The Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Service code, which is available to permanent U.S. employees. The Corporation makes contributions of up to 4% of eligible employees' salaries. The Corporation's contributions were as follows: 2001--$ 28,764; 2000--$56,000; and 1999--$
126,000.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

12. SEGMENT INFORMATION

The Corporation operates in the gold mining industry in the United States, has a property being held for development in Latin America, and has exploration properties in the United States, Canada and Latin America. Its major product and only identifiable segment is gold, and all gold revenues and operating costs are derived in the United States. All revenues are earned in the United States and geographic segmentation of capital assets is provided in Note 3.

13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The significant differences between generally accepted accounting principles ("GAAP") in Canada and in the United States, as they relate to these financial statements are as follows:

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

    (d) The Corporation recognizes revenue upon adsorbtion of gold onto carbon. In accordance with U.S. GAAP, revenue is not recorded before title is passed.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)
The significant differences in the consolidated statements of loss relative to U.S. GAAP were as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Loss for the year--Canadian GAAP............................  $(3,275)   $(13,209)  $(27,700)
Impairment of mineral properties (b)........................       --      (7,637)    13,248
Amortization reduction (b)..................................       --          99        736
Revenue Recognition (d).....................................       81        (172)
Cumulative impact of adopting SAB 101 (d)...................       --         (59)        --
                                                              -------    --------   --------
Net loss--U.S. GAAP for the year before other comprehensive
  income adjustments........................................   (3,194)    (20,978)   (13,716)
Unrealised (gains) losses on marketable securities (c)......       --         144        (21)
Foreign currency exchange gain (loss) (c)...................        3          (7)        59
                                                              -------    --------   --------
Comprehensive loss..........................................  $(3,191)   $(20,841)  $(13,678)
                                                              =======    ========   ========
Loss per share..............................................  $ (0.04)   $  (0.23)  $  (0.15)
                                                              =======    ========   ========

The significant differences in the balance sheet as at December 31, 2001 and 2000 relative to U.S. GAAP were:

                                              2001                                2000
                                ---------------------------------   ---------------------------------
                                PER CDN.    CDN./U.S.   PER U.S.    PER CDN.    CDN./U.S.   PER U.S.
                                  GAAP        ADJ.        GAAP        GAAP        ADJ.        GAAP
                                ---------   ---------   ---------   ---------   ---------   ---------
Current assets (d)............  $   1,155   $    (30)   $   1,125   $   1,320   $   (231)   $   1,089
Property, plant and
  equipment (b)...............     12,734     (7,637)       5,097      15,912     (7,637)       8,275

Common shares (a).............    121,146     76,754      197,900     121,146     76,754      197,900
Contributed surplus (a).......         --      2,786        2,786          --      2,786        2,786
Retained deficit (a, b, d)....   (110,260)   (87,327)    (197,587)   (106,985)   (87,408)    (194,393)

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY UNDER U.S. GAAP

                           NUMBER OF                                         CUMULATIVE        OTHER
                             COMMON      SHARE     CONTRIBUTED               TRANSLATION   COMPREHENSIVE
                             SHARES     CAPITAL      SURPLUS      DEFICIT    ADJUSTMENT       INCOME
                           ----------   --------   -----------   ---------   -----------   -------------
Balance at
  December 31, 1998......  90,715,040   $197,900      $2,786     $(159,699)    $(1,540)        $(123)
Currency translation
  adjustment (c).........          --         --          --            --          59            --
Comprehensive income
  (c)....................          --         --          --            --          --           (21)
Net Loss.................          --         --          --       (13,716)         --            --
                           ----------   --------      ------     ---------     -------         -----
Balance at
  December 31, 1999......  90,715,040   $197,900      $2,786     $(173,415)    $(1,481)        $(144)

Comprehensive income
  (c)....................                                                                        144
Currency translation
  adjustment (c).........          --         --          --            --          (7)           --
Net Loss.................          --         --          --       (20,978)         --            --
                           ----------   --------      ------     ---------     -------         -----
Balance at
  December 31, 2000......  90,715,040   $197,900      $2,786     $(194,393)    $(1,488)        $   0

Currency translation
  adjustment (c).........          --         --          --            --           3            --
Net Loss.................          --         --          --        (3,194)         --            --
                           ----------   --------      ------     ---------     -------         -----
Balance at
  December 31, 2001......  90,715,040   $197,900      $2,786     $(197,587)    $(1,485)        $   0
                           ==========   ========      ======     =========     =======         =====

STOCK BASED COMPENSATION PLANS

The Corporation applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans in its U.S. GAAP presentations. If compensation cost for the Corporation's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123, the Corporation would have recorded compensation expense of $20,000, $15,000 and $361,000 in 2001, 2000 and 1999 respectively. Accordingly, the consolidated net loss and loss per share under U.S. GAAP would have increased to the pro forma amounts indicated below:

                                                                     2001       2000       1999
                                                                   --------   --------   --------
Net earnings (loss) under U.S. GAAP................  As reported   $(3,194)   $(20,978)  $(13,716)
                                                     Pro forma      (3,214)    (20,993)   (14,077)
Loss per share under U.S. GAAP.....................  As reported     (0.04)      (0.23)     (0.15)
                                                     Pro forma       (0.04)      (0.23)     (0.16)

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

13. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)
The fair value of each option grant is estimated on the date of grant for all plans using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

                                                             2001          2000          1999
                                                           --------   --------------   ---------
Expected volatility......................................   75.0%         61.9%          61.9%
Risk-free interest rate..................................   5.00%     5.09% to 5.74%     4.81%
Expected lives...........................................  2 years       2 years       4.5 years
Dividend yield...........................................    0%             0%            0%

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These new standards eliminate pooling as method of accounting for business combinations, and feature new accounting rules for goodwill and intangible assets. The company does not foresee any impact on a cumulative effect of an accounting change or on the carrying values of assets and liabilities recorded in the Consolidated Balance Sheet upon adoption. SFAS No. 141 is effective for business combinations initiated from July 1, 2001. SFAS No. 142 will be adopted on January 1, 2002.

Also issued in June 2001 was SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Corporation is analyzing the impact of SFAS
No. 143 and will adopt the standard on January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long -lived Assets. This statement addresses accounting for discontinued operations and the impairment or disposal of long-lived assets. The Corporation does not expect that the implementation of these guidelines will have a material impact on its consolidated financial position or results of operations.

In November 2001 the Accounting Standards Board of the Canadian Institute of Chartered Accountants issued new Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments. This Section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. It applies to transactions, including non-reciprocal transactions, in which an enterprise grants shares of common stock, stock options, or other equity instruments, or incurs liabilities based on the price of common stock or other equity instruments and sets out a fair value based method of accounting which is required for certain, but not all, stock-based transactions. The Corporation is analysing the impact of Section 3870 and will adopt the Section on January 1, 2002.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

14. SUBSEQUENT EVENTS

On January 22, 2002, the Corporation announced that it had finalized an agency agreement for a private placement financing of $3.8 million to be arranged by Global Resource Investment Ltd. ("Global") of Carlsbad, California. This private placement, which is subject to regulatory and shareholder approval, has been effected in two steps.

On February 1, 2002, the Corporation completed the first step, a private placement (the "Unit Offering") of 20,000,000 units (the "Offered Units") to Stockscape.com Technologies Inc. ("Stockscape"), and 1,600,000 units (the "Agent's Units") to Global, as consideration for its services as agent in connection with the Unit Offering. Each Offered Unit and each Agent's Unit consisted of one common share and one common share purchase warrant (a "Warrant"). Subject to shareholder approval, each Warrant entitles the holder to purchase one common share at a price of $0.075 per share until February 1, 2007.

The closing of the Unit Offering provided the Corporation with net proceeds of $1,026,000 and the potential for an additional $1,500,000, if the Warrants issued as part of the Unit Offering are exercised. Of these proceeds, $814,087 has been reserved and must be used for a proposed settlement of the lawsuit initiated by USF&G (note 7) and the balance will be used by the Corporation as working capital.

The Toronto Stock Exchange (the "TSE") has approved the Unit Offering, subject to shareholders approving the issuance of the Warrants at the Corporation's Annual and Special General Meeting (the "Meeting") scheduled to be held on April 26, 2002.

The second step of the private placement, comprised of convertible debentures ("Debentures") in the principal amount of $2,774,000 to various investors, and 4,325,925 special warrants (the "Agent's Special Warrants") to Global, as consideration for its services as agent in connection with the Debenture Offering is scheduled to be completed in March, 2002, at which time the gross proceeds raised by the issuance of the Debentures will be placed in escrow. Subject to shareholder approval, the Debentures are convertible into units (the "Debenture Units") at a price of $0.0513 per Debenture Unit, with each Debenture Unit consisting of one Common Share and one Warrant with the same terms as the Offered Units (described above under). The Debentures bear interest at a rate of 1% per annum and will mature on September 20, 2003 (the "Maturity Date"), unless they are converted or otherwise become due and payable prior to that date. Subject to shareholder approval prior to March 18, 2007, the Agent's Special Warrants are convertible into 4,325,925 Agent's Units, with each Agent's Unit consisting of one Common Share and one Warrant with the same terms as the Offered Units.

Subject to shareholder approval (the "Approval") of the Debenture Offering at the Meeting and the release to the Corporation from escrow of the gross proceeds raised by the issuance of the Debentures (as described below), the Debentures may, at the option of the holder, be converted into Debenture Units at any time prior to the Maturity Date. In addition, if the Approval is obtained at the Meeting, the Debentures will automatically be converted into Debenture Units on the later of (i) the date a registration statement filed under the United States SECURITIES ACT OF 1933 (a "Registration Statement") relating to the Debentures, the Debenture Units and the common shares and Warrants underlying the Debenture Units is declared effective by the United States Securities and Exchange Commission (the "SEC"), and (ii) the date the gross proceeds raised by the issuance of the Debentures are released to the Corporation from escrow (as described below). Also, if Approval is obtained the Debentures will become due and payable, in cash, at the option of the holder at any time after September 20, 2002, if by such date the SEC has not declared effective a Registration Statement relating to the Debentures, the Debenture Units and the Common Shares and Warrants underlying the Debenture Units.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                               EXCEPT SHARE DATA.

14. SUBSEQUENT EVENTS (CONTINUED)
The gross proceeds raised by the issuance of the Debentures will remain in escrow pending shareholder approval of the Debenture Offering at the Meeting and the dismissal of the USF&G lawsuit. If shareholders approve the Debenture Offering at the Meeting, these proceeds will be released to the Corporation within three business days of the later of the Meeting or the date the USF&G lawsuit is dismissed. If shareholders do NOT approve the Debenture Offering at the Meeting, the proceeds from the issuance of the Debentures and all accrued interest will be returned to investors. The Agent's Special Warrants will not be converted into Agent's Units unless shareholder approval is obtained at the Meeting or at a subsequent meeting held prior to March 18, 2007.

The TSE has approved the Debenture Offering, subject to, among other things, shareholders approving the issuance of the Debentures and the Agent's Special Warrants at the Meeting.

If shareholders approve the Debenture Offering at the Meeting, management of the Corporation expects that the Debenture holders will nominate a person to be appointed as a director of the Corporation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9.  DIRECTORS AND OFFICERS OF REGISTRANT

DIRECTORS

The directors of Vista Gold are elected each year at the annual general meeting of shareholders and hold office until their successors are elected or appointed.

The present directors of Vista Gold, together with the location of their residences, age, length of service and business experience, are described below.

NAME, RESIDENCE,                                                  PRINCIPAL OCCUPATION,
POSITION AND AGE                   DIRECTOR SINCE                 BUSINESS OR EMPLOYMENT
----------------                 ------------------   ----------------------------------------------
JOHN M. CLARK..................        May 18, 2001   Chartered Accountant, President of Investment
Toronto, Ontario                                      and Technical Management Corp., a firm engaged
DIRECTOR                                              in corporate finance and merchant banking,
Age - 46                                              from February 1999 to present; independent
                                                      consultant providing investment and management
                                                      advisory services from February 1998 to
                                                      January 1999; Executive Chairman of Laurasia
                                                      Resources Limited, an oil and gas company,
                                                      from 1988 to February 1998.

RONALD J. MCGREGOR.............        May 19, 1999   President and Chief Executive Officer of Vista
Littleton, Colorado                                   Gold from September 2000 to present; Vice
DIRECTOR                                              President, Development and Operations of Vista
Age - 54                                              Gold from July 1996 to September 2000.

C. THOMAS OGRYZLO..............       March 8, 1996   Businessman, President and Chief Executive
Toronto, Ontario                                      Officer Canatec Development Corporation, a
DIRECTOR                                              resource management company, from January 2000
Age - 62                                              to present; President and Chief Executive
                                                      Officer of Black Hawk Mining Inc. and its
                                                      subsidiary, Triton Mining Corporation, both
                                                      gold mining companies, from July 1997 to
                                                      January 2000; prior thereto, Chairman of
                                                      Kilborn SNC-Lavalin Inc., an engineering
                                                      group.

MICHAEL B. RICHINGS............         May 1, 1995   Mining engineer; formerly, President and Chief
Littleton, Colorado                                   Executive Officer of Vista Gold from
DIRECTOR                                              June 1995 to September 2000.
Age - 57

A. MURRAY SINCLAIR.............   February 21, 2002   Businessman, Director of Quest Management
Vancouver, British Columbia                           Corp., a firm that provides management
DIRECTOR                                              services to the resource industry, from
Age - 40                                              December 1996 to present; President and
                                                      Director of Quest Ventures Ltd., a firm that
                                                      provides merchant banking services to the
                                                      resource industry, from September 1997 to
                                                      present.

None of the above directors has entered into any arrangement or understanding with any other person pursuant to which he was, or is to be, elected as a director of the Corporation or a nominee of any other person, except that Mr. Sinclair was appointed to the Board of Directors as a nominee of Stockscape.com

Technologies Inc. (defined below as "Stockscape") in connection with the private placement transaction that was completed on February 1, 2002. See Item 7, Consolidated Financial Statements, Note 14. Stockscape currently holds approximately 17.8% of the outstanding Common Shares.

EXECUTIVE OFFICERS

The executive officers of Vista Gold are appointed by and hold office at the pleasure of the Board of Directors of Vista Gold. The executive officers of Vista Gold during 2001, together with their age, length of service and business experience, are described below.

NAME, POSITION AND AGE           HELD OFFICE SINCE      BUSINESS EXPERIENCE DURING PAST FIVE YEARS
----------------------           ------------------   ----------------------------------------------
RONALD J. MCGREGOR.............   September 8, 2000   President and Chief Executive Officer of Vista
PRESIDENT, CHIEF EXECUTIVE                            Gold from September 8, 2000 to present; Vice
OFFICER AND DIRECTOR                                  President Development and Operations for Vista
Age - 54                                              Gold from July 1, 1996 to September 8, 2000.

JOHN F. ENGELE.................         May 1, 2001   Vice President Finance of Vista Gold from
VICE PRESIDENT FINANCE AND                            May 1, 2001 to present; Director of
CHIEF FINANCIAL OFFICER                               Accounting, Vista Gold, from March 2001 to
Age - 50                                              April 2001; Director of Planning, Analysis and
                                                      Operations Accounting, Echo Bay Mines Ltd.
                                                      from June 1996 to February 2001.

ROBERT L. FOLEN................  September 15, 2000   Vice President Finance of Vista Gold from
VICE PRESIDENT FINANCE           (until May 1, 2001)  September 15, 2000 to May 1, 2001; Accounting
Age - 50                                              Manager of Hycroft Resources and
RESIGNED AS OF MAY 1, 2001                            Development Inc. and Mineral Ridge
                                                      Resources Inc., from October 1998 to
                                                      September 2000; Accounting Manager of Hayden
                                                      Hill Mine, Sleeper Mine and Wind Mountain Mine
                                                      for Amax Gold Inc., from December 1994 to
                                                      September 1998.

WILLIAM F. SIRETT..............     January 1, 1996   Lawyer; Partner, Borden Ladner Gervais LLP, a
SECRETARY                                             law firm.
Age - 51

None of the above executive officers has entered into any arrangement or understanding with any other person pursuant to which he was or is to be elected as an executive officer of Vista Gold or a nominee of any other person.

EXECUTIVE AND AUDIT COMMITTEES

Vista Gold does not have an executive committee. Vista Gold is required to have an audit committee under section 173 of the BUSINESS CORPORATIONS ACT (Yukon Territory). Vista Gold's audit committee consists of the following directors:
John M. Clark, C. Thomas Ogryzlo and A. Murray Sinclair.

ITEM 10.  COMPENSATION OF DIRECTORS AND OFFICERS.

During the financial year ended December 31, 2001, the aggregate cash compensation paid by the Corporation to all directors and officers of Vista Gold, as a group was $299,470. This sum includes compensation paid to executive officers pursuant to the cash incentive plan and retirement savings plan described below.

Information specified in this Item for individually named directors and officers is incorporated by reference from the Management Information and Proxy Circular prepared in connection with Vista Gold's Annual General Meeting to be held on April 26, 2002, filed with the Securities and Exchange Commission concurrently with the filing of this report.

Pursuant to the terms of the Corporation's incentive policy adopted by the Corporation in 1989 or certain employment contracts, executive officers and senior employees of the Corporation are eligible to receive incentive payments. The Corporation did not make any incentive payments to executive officers or senior employees under this plan in 2001. Any incentive payments are awarded at the discretion of the Board of Directors based on recommendations from the compensation committee. There is no established formula utilized in determining these incentive payments. The award of incentive payments is motivated by the Corporation's desire to reward past services rendered to the Corporation and to provide an incentive for continued service to the Corporation. Incentive payments to be made during 2002, which may include amounts related to performance during a portion of 2001, have not yet been determined. The Corporation has not made any restricted stock awards during the last three fiscal years.

During the fiscal year ended December 31, 2001, the Corporation set aside or accrued a total of $11,245 to provide pension, retirement or similar benefits for directors or officers of Vista Gold pursuant to plans provided or contributed to by the Corporation. As a part of the aggregate cash compensation disclosed above, the Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of section 401(k) of the United States Internal Revenue Service Code which is available to permanent United States-based employees. Under the terms of this plan, the Corporation makes contributions of up to 4% of eligible employees' salaries.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information specified in this Item for individually named directors and officers is incorporated by reference from pages of the Management Information and Proxy Circular prepared in connection with Vista Gold's Annual General Meeting to be held on April 26, 2002, filed with the Securities and Exchange Commission concurrently with the filing of this report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, there have been no transactions or series of similar transactions during 2000 or 2001, or any currently proposed transactions or series of similar transactions, to which Vista Gold or any of its subsidiaries was or is a party in which the amount involved exceeds $60,000 and in which any director or executive officer, any nominee for election as a director, any security holder known to the Corporation to own of record or beneficially more than 5% of the Corporation's Common Shares, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

As a result of the private placement transaction that was completed on February 1, 2002, the Corporation issued 20,000,000 common shares and subject to shareholder approval, warrants to acquire an additional 20,000,000 common shares to Stockscape.com Technologies Inc. ("Stockscape"), and 1,600,000 common shares and subject to shareholder approval, warrants to acquire an additional 1,600,000 common shares to Global Resource Investments Ltd. ("Global"), as consideration for its services as agent with respect to the transaction. As at March 18, 2002, the common shares held by Stockscape represented 17.8% of the issued and outstanding common shares. The Corporation understands that more than 10% of the issued and outstanding shares of Stockscape, and all of the issued and outstanding shares of Global are beneficially owned by Mr. Arthur Richard Rule.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

DOCUMENTS FILED AS PART OF REPORT

FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation are filed as part of this report:

1. Report of Independent Accountants dated February 22, 2002 except as to Notes 1 and 14, which are as at March 18, 2002.

2.  Consolidated Balance Sheets--At December 31, 2001 and 2000.

3. Consolidated Statements of Loss--Years ended December 31, 2001, 2000, and 1999.

4. Consolidated Statements of Deficit--Years ended December 31, 2001, 2000 and 1999.

5. Consolidated Statements of Cash Flows--Years ended December 31, 2001, 2000, and 1999.

6.  Notes to Consolidated Financial Statements.

See "Item 7. Consolidated Financial Statements and Supplementary Data".

FINANCIAL STATEMENT SCHEDULES

No financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See "Item 7. Consolidated Financial Statements and Supplementary Data".

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

    EXHIBIT NUMBER                                  DESCRIPTION
    --------------          ------------------------------------------------------------
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

    EXHIBIT NUMBER                                  DESCRIPTION
    --------------          ------------------------------------------------------------
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

    EXHIBIT NUMBER                                  DESCRIPTION
    --------------          ------------------------------------------------------------
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

            10.35           Voluntary Petition under Chapter 11 of the U.S. Bankruptcy
                            Code dated December 10, 1999 filed by Mineral Ridge
                            Resources Inc. (File No. 1-9025)

            10.36           Sale Agreement dated January 31, 2000 on one hand between
                            David O'Connor and Vista Gold and on the other hand Empresa
                            Minera Multiple Capacirca. (File No. 1-9025)

            10.37           Employment Agreement dated September 8, 2000 between Vista
                            Gold and Ronald J. McGregor. (File No. 1-9025)

            10.38           Agency Agreement dated February 1, 2002 between Vista Gold and Global Resources Investments Ltd. (File No. 1-9025)

            10.39           Amendment Agreement dated March 18, 2002 between Vista Gold and Global Resources Investments Ltd. (File No. 1-9025)

            24.01           Powers of Attorney (File No. 1-9025)

REPORTS ON FORM 8-K

The following reports were filed under cover of Form 8-K during the quarter ended December 31, 2001:

1. Report dated November 15, 2001 regarding the Corporation's results for the quarter ended September 30, 2001.

                            SUPPLEMENTAL INFORMATION

Additional information, including directors' and officers' remuneration and indebtedness, principal holders of the Corporation's securities, options to purchase securities and interests of insiders in material transactions, where applicable, is contained in the Management Proxy and Information Circular for the annual and special general meeting of shareholders held on April 26, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VISTA GOLD CORP.

Dated: March 18, 2002                        By:            /s/ RONALD J. MCGREGOR
                                                  ------------------------------------------
                                                              RONALD J. MCGREGOR
                                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated: March 18, 2002                        By:            /s/ RONALD J. MCGREGOR
                                                  ------------------------------------------
                                                              RONALD J. MCGREGOR
                                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: March 18, 2002                        By:              /s/ JOHN F. ENGELE
                                                  ------------------------------------------
                                                                JOHN F. ENGELE
                                                          VICE PRESIDENT FINANCE AND
                                                            CHIEF FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   CAPACITY                  DATE
                      ---------                                   --------                  ----
               /s/ RONALD J. MCGREGOR
     -------------------------------------------       President and Chief Executive   March 18, 2002
                 Ronald J. McGregor                      Officer and Director

                          *
     -------------------------------------------       Director                        March 18, 2002
                    John M. Clark

                          *
     -------------------------------------------       Director                        March 18, 2002
                  C. Thomas Ogryzlo

                          *
     -------------------------------------------       Director                        March 18, 2002
                 Michael B. Richings

                          *
     -------------------------------------------       Director                        March 18, 2002
                 A. Murray Sinclair

* Pursuant to a Power of Attorney dated March 18, 2002, the undersigned by signing his name hereby signs this report in the name and on behalf of the foregoing directors.


               /s/ RONALD J. MCGREGOR
     -------------------------------------------
                 Ronald J. McGregor