Form 10QSB
period 2002-03-31
VISTA GOLD CORP
filed 2002-05-14
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                          COMMISSION FILE NUMBER 1-9025

                                VISTA GOLD CORP.
             (Exact name of registrant as specified in its charter)

       Continued under the laws of the Yukon Territory                      (Not  Applicable)
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

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

                                   116,640,965
                                   -----------

     Common Shares, without par value, outstanding at May 10, 2002

                                VISTA GOLD CORP.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                           Page
                                                                           ----
                          PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)                                    3
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                12


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                  14
ITEM 2.   CHANGES IN SECURITIES                                              15
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                    15
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                15
ITEM 5.   OTHER INFORMATION                                                  15
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   15


                                   SIGNATURES                                16


In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

                          PART I - FINANCIAL STATEMENTS

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP.
CONSOLIDATED BALANCE SHEETS

(U.S. DOLLARS IN THOUSANDS)                                        MARCH 31, 2002      DECEMBER 31, 2001
---------------------------                                        --------------      -----------------
                                                                     (UNAUDITED)
ASSETS:
Cash and cash equivalents - Note 3                                   $   1,274           $     674
Restricted cash - Note 4                                                 2,774                   -
Accounts receivable                                                        153                 180
Supplies and other                                                         253                 301
                                                                     ---------           ---------
  Current assets                                                         4,454               1,155

Property, plant and equipment - Note 5                                  12,457              12,734
                                                                     ---------           ---------
  Total assets                                                       $  16,911           $  13,889
                                                                     =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                                     $     102           $     145
Accrued liabilities and other - Note 8                                   1,045               1,209
                                                                     ---------           ---------
  Current liabilities                                                    1,147               1,354
                                                                     ---------           ---------

Accrued reclamation and closure costs                                    3,126               3,134
                                                                     ---------           ---------
  Total liabilities                                                      4,273               4,488
                                                                     ---------           ---------

Capital stock, no par value per share: - Note 6
  Preferred-unlimited shares authorized; no shares outstanding
  Common-unlimited shares authorized; shares outstanding:
    2002 - 112,315,040 and 2001 - 90,715,040                           122,063             121,146

Convertible debentures - Note 4                                          2,774                   -
Deficit                                                               (110,714)           (110,260)
Currency translation adjustment                                         (1,485)             (1,485)
                                                                     ---------           ---------
 Total shareholders' equity                                             12,638               9,401
                                                                     ---------           ---------
   Total liabilities and shareholders' equity                        $  16,911           $  13,889
                                                                     =========           =========


Nature of operations and going concern - Note 2
Commitments and  contingencies - Note 7

Approved by the Board of Directors

/s/ John M. Clark              /s/ C. Thomas Ogryzlo
-----------------              ---------------------
John M. Clark                  C. Thomas Ogryzlo
Director                       Director

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.
CONSOLIDATED STATEMENTS OF LOSS

                                                                       Three Months Ended
                                                                            March 31
        (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)               2002             2001
        ----------------------------------------------               ----             ----
                                                                  (UNAUDITED)      (Unaudited)
REVENUES:
Gold sales - Note 9                                              $          -       $       351
                                                                 ------------       -----------

COSTS AND EXPENSES:
Production costs - Note 9                                                   -               321
Depreciation, depletion and amortization                                   20                53
Exploration, property evaluation and holding costs                        241               254
Corporate administration and investor relations                           278               268
Interest expense                                                            -                18
Loss (gain) on disposal of assets                                         (87)              (27)
Other expense (income)                                                      2                (7)
                                                                 ------------       -----------
 Total costs and expenses                                                 454               880
                                                                 ------------       -----------

Net loss                                                         $       (454)      $      (529)
                                                                 ============       ===========

Weighted average shares outstanding                               105,115,040        90,715,040

Basic and diluted loss per share                                 $      (0.00)      $     (0.01)



VISTA GOLD CORP.
CONSOLIDATED STATEMENTS OF DEFICIT

                                                                       Three Months Ended
                                                                            March 31
                 (U.S. DOLLARS IN THOUSANDS)                         2002             2001
                 ---------------------------                         ----             ----
                                                                  (UNAUDITED)      (Unaudited)

Deficit, beginning of period                                      $(110,260)       $(106,985)
Net Loss                                                               (454)            (529)
                                                                  ---------        ---------

Deficit, end of period                                            $(110,714)       $(107,514)
                                                                  =========        =========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                      Three Months Ended
                                                                           March 31
                 (U.S. DOLLARS IN THOUSANDS)                         2002             2001
                 ---------------------------                         ----             ----
                                                                 (UNAUDITED)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period                                               $  (454)             $ (529)
ADJUSTMENTS TO RECONCILE LOSS FOR THE PERIOD TO CASH
PROVIDED BY (USED IN) OPERATIONS:
Depreciation, depletion and amortization                               20                  53
Reclamation and closure costs paid in the period                       (8)                (56)
Loss (gain) on disposal of assets                                     (87)                (27)
Gain on currency translation                                            -                  (1)
Other non-cash items                                                    -                  (3)
                                                                  -------              ------
                                                                     (529)               (563)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable                                                    27                (149)
Supplies inventory and prepaid expenses                                48                 (32)
Accounts payable and accrued liabilities                             (104)               (151)
                                                                  -------              ------
  Net cash used in operating activities                              (558)               (895)
                                                                  -------              ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on disposal of fixed assets and supplies                     241               2,595
                                                                  -------              ------
  Net cash provided by investing activities                           241               2,595
                                                                  -------              ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                       -                (619)
Net proceeds from private placement - Note 6                          917                   -
Net proceeds from convertible debentures - Note 4                   2,774                   -
Convertible debenture proceeds placed in escrow - Note 4           (2,774)                  -
                                                                  -------              ------
    Net cash provided by (used in) investing activities               917                (619)
                                                                  -------              ------

Net increase in cash and cash equivalents                             600               1,081
                                                                  -------              ------

Cash and cash equivalents, beginning of period                        674                  96
                                                                  -------              ------
Cash and cash equivalents, end of period                          $ 1,274              $1,177
                                                                  =======              ======

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands unless specified otherwise)

1.      General

The consolidated interim financial statements of Vista Gold Corp. (the "Corporation") for the three months ended March 31, 2002, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation's annual report, filed on Form 10-KSB, for the year ended December 31, 2001.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements. On January 1, 2002, the Corporation adopted the new recommendations of the Canadian Institute of Chartered Accountants, CICA 3870 for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. The Corporation has chosen not to apply the fair value based method of accounting for employee stock-based compensation plans. Awards granted to non-employees will be accounted for using the fair value method. This new standard was adopted prospectively for awards granted on or after January 1, 2002.


2.      Nature of operations and going concern

(a)  NATURE OF OPERATIONS
The Corporation is in the business of gold property acquisition, development and exploration.

Mining activities were suspended at the Hycroft mine in 1998. Currently, solution is being circulated over the heap leach pads at the mine to enhance evaporation. As the solution is circulated, it is passed through a carbon plant, where small amounts of gold are adsorbed onto activated carbon. The gold is subsequently stripped from the carbon, refined and sold to defray the property holding costs. The amount of gold recovered from the heap leach pads has declined gradually, as expected, since 1998.

Amayapampa, in Bolivia, is being held for development, pending higher gold prices.

(b)  GOING CONCERN
These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern that assume the realization of assets and the discharge of liabilities in the normal course of business. At the Annual and Special General Meeting of the Shareholders held on April 26, 2002, the private placement of $2.77 million of convertible debentures (Note 4) to various investors was approved. The total $2.77 million proceeds from the convertible debentures are held in escrow pending the settlement and dismissal of the USF&G lawsuit (Note 7). Management is confident that this settlement and dismissal will be effected timely, however, in the event that this settlement and dismissal is not effected timely, there will be substantial doubt about the Corporation's ability to continue as a going concern. These financial statements do not give effect to any adjustments, which may be necessary should the Corporation be unable to continue as a going concern.

3.      Cash and cash equivalents

The Corporation received $1,026,000 on February 1, 2002 in connection with the closing of the first step of the private placement (the "Unit Offering"), as more particularly described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments." $814,087 of this was held in trust and must be used for the settlement of the claim against the Corporation and other defendants by USF&G, as disclosed in Note 7.


4.      Restricted cash and convertible debentures

Convertible debentures for the face amount of $2,774,000 were issued on March 19, 2002 upon the closing of the second step of the private placement (the "Debenture Offering") as more particularly described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments". These debentures will automatically be converted into units comprised of one common share and one warrant to purchase one common share of the Corporation on the date a registration statement filed under the "Securities Act of 1933" relating to the securities issued in connection with the Unit Offering and the Debenture Offering is declared effective by the United States Securities and Exchange Commission (the "SEC"). The debentures will become due and payable, in cash, at the option of the holder at any time after September 20, 2002, if by such date the SEC has not declared the registration statement effective. As consideration for its services as agent in connection with the Debenture Offering, the Corporation issued to Global Resource Investments Ltd. special warrants convertible into 4,325,925 units with the same terms as the Debenture Units.

For accounting purposes the debentures and the related special warrants have been treated as components of equity.

Pursuant to the conditions of the closing the Debenture Offering the $2,774,000 received by the Corporation on March 19, 2002, was placed in escrow pending shareholder approval and settlement and dismissal of the USF&G lawsuit (Note 7).


5.      Property, plant and equipment
Property, plant and equipment is comprised of the following:

                                                   MARCH 31, 2002                           DECEMBER 31, 2001
                                                    ACCUMULATED                               ACCUMULATED
                                                    DEPRECIATION,                             DEPRECIATION,
                                                    AMORTIZATION                              AMORTIZATION
                                                        AND                                       AND
                                         COST       WRITE-DOWNS       NET         COST        WRITE-DOWNS        NET
MINERAL PROPERTIES
Hycroft mine, United States            $ 21,917      $  21,917     $      -     $ 21,917       $  21,917      $      -
Amayapampa, Bolivia                      57,624         46,894       10,730       57,624          46,894        10,730
                                       --------      ---------     --------     --------       ---------      --------
                                       $ 79,541      $  68,811     $ 10,730     $ 79,541       $  68,811      $ 10,730
                                       --------      ---------     --------     --------       ---------      --------
PLANT & EQUIPMENT
Hycroft mine, United States            $ 30,048      $  28,335     $  1,713     $ 31,278       $  29,397      $  1,881
Amayapampa, Bolivia                         181            181            -          181             181             -
Corporate, United States                    332            318           14          467             344           123
                                       --------      ---------     --------     --------       ---------      --------
                                       $ 30,561      $  28,834     $  1,727     $ 31,296       $  29,922      $  2,004
                                       --------      ---------     --------     --------       ---------      --------
TOTAL PROPERTY, PLANT AND
EQUIPMENT                              $110,102      $  97,645     $ 12,457     $111,467       $  98,733      $ 12,734
                                       ========      =========     ========     ========       =========      ========

The recoverability of the carrying values of the Hycroft mine and the Amayapampa project is dependent upon the successful start-up or the sale of these properties. The Corporation is investigating the economic feasibility of restarting the Hycroft mine and developing the Amayapampa project in Bolivia. The plans to restart the Hycroft mine and develop the Amayapampa project will also depend on management's ability to raise additional capital for these purposes. Although management has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future.

6.      Capital stock

COMMON SHARES ISSUED AND OUTSTANDING
                                             Number of shares           Value
                                             ----------------           -----
At December 31, 2001, outstanding                90,715,040            $121,146
February 1, 2002                                 21,600,000                 917
                                                -----------            --------
                                                112,315,040            $122,063
                                                -----------            --------

On February 1, 2002, in a private transaction (the "Unit Offering"), the Corporation issued 20,000,000 units (the "Offered Units") to Stockscape.com Technologies Inc., at a price of $0.0513 per unit, for an aggregate purchase price of $1,026,000. The Corporation also issued 1,600,000 units (the "Agent's Units") to Global Resource Investments Ltd. as consideration for its services as agent in connection with the Unit Offering. Each Offered Unit and each Agent's Unit consisted of one common share and one common share purchase warrant (a "Warrant"). Subject to shareholder approval, each Warrant entitles the holder to purchase one common share of the Corporation at $0.075 until February 1, 2007. The Corporation incurred $109,000 in direct costs connected with the Unit Offering.

At the Corporation's Annual and Special General Meeting, held on April 26, 2002, shareholders approved the issuance by the Corporation of the 21,600,000 Warrants issued in connection with the Unit Offering.

The Corporation applies the recommendations of the Canadian Institute of Chartered Accountants ("CICA") Handbook Section 3870 in accounting for Stock Based Compensation. Under the Corporation's Stock Option Plan, 200,000 stock options were issued to directors of the Corporation during the three months ending March 31, 2002. Had compensation cost consistent with the provisions of CICA Handbook Section 3870 been recorded for the stock options granted since January 1, 2002, the Corporation's loss and loss per share on a Canadian basis would have been adjusted to the pro forma amounts indicated below:

                                                             Three Months Ended
                                                               March 31, 2001

Net loss - as reported (000's)                                    $ (454)
Net loss - pro forma (000's)                                        (467)
Loss per share  - as reported                                      (0.00)
Loss per share  - pro forma                                        (0.00)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants:

                                                             Three Months Ended
                                                               March 31, 2001

Expected volatility                                                  50.0%
Risk-free interest rate                                              3.50%
Expected lives                                                      5 years
Dividend yield                                                          0%

7.      Commitments and contingencies

(a)     USF&G LAWSUIT

On August 25, 2000, United States Fidelity & Guarantee Company ("USF&G") filed an action in the United States District Court against Vista Gold Corp., Vista Gold Holdings, Inc., Stockscape.com Technologies, Inc., Cornucopia Resources, Inc., Red Mountain Resources, Inc. and Touchstone Resources, Inc. This action involves a General Contract of Indemnity in connection with the posting of a reclamation bond for mining activities by Mineral Ridge Resources Inc., the Corporation's wholly owned subsidiary that held the investment in the Mineral Ridge mine, at Silver Peak, Nevada. In the action, USF&G seeks to compel all of the defendants to post additional collateral for the bond in the total amount of $793,583. Neither Vista Gold Corp. nor Vista Gold Holdings, Inc. was a party to the General Contract of Indemnity and both have denied any liability in connection therewith.

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

In 2001, the Corporation estimated its exposure to be $814,087 with respect to this claim, and established a provision for this amount.

(b)     HYCROFT SURETY BOND

The Corporation has provided a surety bond in the amount of $5.1 million to ensure reclamation obligations under an approved reclamation plan at the Hycroft mine.

8.      Accrued liabilities and other

                                                         2002                2001
                                                       ------               ------
Provision for USF&G settlement (Note 7)                $  814               $  814
Trade payables and other accruals                         231                  395
                                                       ------               ------
                                                       $1,045               $1,209

9.      Gold sales and production costs

Gold production has gradually declined since mining activities were suspended at the Hycroft mine in 1998. Effective at the beginning of fiscal 2002, gold production is considered incidental to the activities at the Hycroft mine, and reporting the associated sales proceeds as revenue is no longer warranted. Accordingly, proceeds from gold sales, are netted against `Exploration, property evaluation and holding costs.' Similarly, gold production costs, which approximately offset the proceeds from gold sales, are included in `Exploration, property evaluation and holding costs.'

10.     Geographic and segment information

The Corporation operates in the gold mining industry in the United States, has a property being held for development in Latin America, and has exploration properties in the United States, Canada and Latin America. Its major product and only identifiable segment is gold, and all gold revenues and operating costs are derived in the United States. All revenues are earned in the United States and geographic segmentation of capital assets is provided in Note 5.

11. Differences between Canadian and United States generally accepted accounting principles

The Corporation prepares its financial statements in accordance with accounting principles generally accepted in Canada which differ in some respects from those in the United States. The measurement effect of these GAAP differences on the consolidated statements of loss were as follows:

CONSOLIDATED STATEMENTS OF LOSS

                                                      Three Months Ended
                                                           March 31
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)     2002                2001
----------------------------------------------     ----                ----
                                                (UNAUDITED)         (Unaudited)

 Net loss - Canadian GAAP                         $ (454)             $ (529)
 Revenue recognition                                 150                 (40)
                                                  ------              ------
   Net loss - U.S. GAAP                             (304)               (569)
 Unrealized foreign currency loss                      -                  (1)
                                                  ------              ------
   Comprehensive loss - U.S. GAAP                 $ (304)             $ (570)
                                                  ======              ======

 Basic loss per share - U.S. GAAP                 $(0.00)             $(0.01)
-------------------------------------------------------------------------------

In 2001, the Corporation recognized revenue upon adsorption of gold onto carbon. In accordance with US GAAP, revenue is not recorded before title is passed.

The effect of GAAP differences on the consolidated balance sheets were as follows:


CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31, 2002                    December 31, 2001
                                               -------------------------------    --------------------------------
                                                PER CDN.   CDN./U.S.  PER U.S.     Per Cdn.   Cdn./U.S.   Per U.S.
                                                  GAAP        ADJ.      GAAP         GAAP        Adj.       GAAP
                                               -------------------------------    --------------------------------
                                                         (UNAUDITED)

Current assets                                 $   4,454   $    222  $   4,676    $   1,155   $   (150)  $   1,005
Property, plant and equipment                     12,457     (7,637)     4,820       12,734     (7,637)      5,097
Current liabilities                                1,147      2,774      3,921        1,354          -       1,354
Capital stock                                    122,063     76,754    198,817      121,146     76,754     197,900
Convertible debentures                             2,774     (2,774)         -            -          -           -
Special warrants                                       -        222        222            -          -           -
Contributed surplus                                    -      2,786      2,786            -      2,786       2,786
Deficit                                         (110,714)   (87,177)  (197,891)    (110,260)   (87,327)   (197,587)


For U.S. GAAP purposes the Corporation has accounted for the convertible debentures (Note 4) as a current liability. The special warrants issued to the agent as consideration for the its services in connection with the debenture offering are valued and included as a financing cost of the related debentures.

12.     Subsequent events

At the Annual and Special General Shareholders Meeting of the Corporation on April 26, 2002 the shareholders of the Corporation voted in favor of:

   i) The issuance of 21,600,000 common share purchase warrants in connection with the private placement to Stockscape.com Technologies Inc. as more particularly described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" below, and in Note 6. Additional discussion is included in the Corporation's Notice of Meeting and Management Information and Proxy Circular dated March 19, 2002 (the "2002 Proxy Statement"), as filed with the SEC on March 22, 2002;

   ii) The issuance of convertible debentures in an aggregate principal amount of $2,774,000 to various investors, and the issuance of 4,325,925 special warrants to Global Resource Investments Ltd., all as more particularly described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" below, and in the 2002 Proxy Statement; and

   iii) The consolidation all of the Corporation's issued and outstanding common shares on the basis of every twenty issued and outstanding common shares without par value being consolidated into one common share without par value.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (U.S. dollars in thousands, unless specified otherwise)


RECENT DEVELOPMENTS

On January 22, 2002, the Corporation announced that it had finalized an agency agreement for a private placement financing of $3.8 million to be arranged by Global Resource Investments Ltd. ("Global") of Carlsbad, California. This private placement, which was subject to regulatory and shareholder approval, has been effected in two steps.

On February 1, 2002, in the first step of the private placement (the "Unit Offering"), the Corporation issued 20,000,000 units (the "Offered Units") to Stockscape.com Technologies Inc., at a price of $0.0513 per unit, for an aggregate purchase price of $1,026,000. The Corporation also issued 1,600,000 units (the "Agent's Units") to Global as consideration for its services as agent in connection with the Unit Offering. Each Offered Unit and each Agent's Unit consisted of one common share and one common share purchase warrant (a "Warrant"). Subject to shareholder approval, each Warrant entitles the holder to purchase one common share of the Corporation at $0.075 until February 1, 2007. At the Corporation's Annual and Special General Meeting, held on April 26, 2002, shareholders approved issuance by the Corporation of the 21,600,000 Warrants issued in connection with the Unit Offering.

The closing of the Unit Offering provided the Corporation with net proceeds of $1,026,000 and the potential for an additional $1,500,000, if all Warrants issued as part of the Unit Offering are exercised. Of these proceeds, $814,087 has been reserved and must be used for settlement and dismissal of the lawsuit initiated by United States Fidelity & Guarantee Company ("USF&G"). (see also "Part II -- Other Information -- Item 1. Legal Proceedings"). Such use of proceeds was a condition to release from escrow of the funds received by the Corporation in the Debenture Offering (as defined below).

On March 19, 2002, in the second step of the private placement (the "Debenture Offering"), the Corporation issued $2,774,000 aggregate principal amount of convertible debentures (the "Debentures") to various investors, all of whom were "accredited investors" as such term is defined in Rule 501 of Regulation D under the "Securities Act of 1933", as amended (the "Securities Act"). Subject to conditions including shareholder approval of the Debenture Offering, the Debentures are convertible into units (the "Debenture Units") at a price of $0.0513 per Debenture Unit, each consisting of one common share and one common share purchase warrant (collectively, "Debenture Warrants") entitling the holder to purchase one common share at a price of $0.075 per share until March 18, 2007. The Debentures bear interest at a rate of 1% per annum and will mature on September 20, 2003 unless they are converted or otherwise become due and payable prior to that date.

As consideration for its services as agent in connection with the Debenture Offering, the Corporation issued to Global special warrants (the "Agent's Special Warrants") convertible into 4,325,925 units ("Agent's Units"), with the same terms as the Debenture Units. Issuance of the Debentures and of the Agent's Special Warrants were subject to shareholder approval. The gross proceeds raised by issuance of the Debentures were placed in escrow, pending shareholder approval of the issuance.

The Debentures will automatically be converted into Debenture Units on the date a registration statement filed under the Securities Act (a "Registration Statement") relating to the securities issued in connection with the Unit Offering and the Debenture Offering is declared effective by the United States Securities and Exchange Commission (the "SEC"). Also, the Debentures will become due and payable, in cash, at the option of the holder at any time after September 20, 2002, if by such date the SEC has not declared the Registration Statement effective.

At the Corporation's Annual and Special General Meeting, held on April 26, 2002, shareholders approved the issuance by the Corporation of the Debentures and the Agent's Special Warrants.

On April 26, 2002, the debenture holders nominated, and the Corporation's Board of Directors appointed Robert Quartermain to the Corporation's Board of Directors. Mr. Quartermain is the President and Chief Executive Officer of Silver Standard Resources Inc.

RESULTS OF OPERATIONS

Operating activities for the three months ended March 31, 2002 were similar to the activities for the three months ended March 31, 2001. Accordingly, the net loss of $0.5 million for the three months ended March 31, 2002 was similar, as expected, to the net loss of $0.5 million for the same period in 2001.

The Hycroft mine is on care and maintenance. Mining activities were suspended at Hycroft in 1998 and, as expected, gold production has declined steadily since that time. Currently, solution is being circulated over the heap leach pads to enhance evaporation. As the solution is circulated over the heap leach pads, it is passed through a carbon plant, where small amounts of gold are adsorbed onto activated carbon. Subsequently the gold is stripped from the carbon, refined and sold. As discussed in Note 9 of the Financial Statements, gold sales are no longer recorded as such, but are accounted for as an offset to exploration, property evaluation and holding costs. Accordingly, gold revenues in the three months ended March 31, 2002 were nil, compared to $0.4 million for the same period in 2001. The 2001 gold revenues were a result of 1,387 ounces of gold production. Similarly, production costs were nil for the three months ended March 31, 2002 compared to production costs of $0.3 million for the same period in 2001.

Depreciation, depletion and amortization for the three months ended March 31, 2002 totalled $20,000, similar to the depreciation, depletion and amortization expense in the same period in 2001. A significant portion of the Hycroft property, plant and equipment has been sold and a substantial portion of the remaining equipment has been fully depreciated.

Disposals of Hycroft equipment during the three months ended March 31, 2002 resulted in a gain of $34,000 compared to a similar gain of $27,000 for same period in 2001. An additional gain of $53,000 was realized in 2002 from the disposal of Canadian exploration claims.

Exploration, property evaluation and holding costs for the three months ended March 31, 2002 totaled $0.2 million, and were comprised principally of Hycroft property holding costs. Total 2002 exploration, property evaluation and holding costs are down from the $0.3 million in exploration, property evaluation and holding costs incurred for the same period in 2001, mainly as a result of cost reduction efforts in Bolivia.

Corporate administration costs for the period ended March 31, 2002 are similar, as expected, to the costs incurred for the same period in 2001.

Net cash flow used in operations was $0.6 million for the three months ended March 31, 2002. This $0.3 million improvement from the same period in 2001 is a result of lower severance payments in 2002, a slightly lower operating loss in 2002, and the timing of gold sales in 2001. $0.2 million was provided from the sale of equipment and mining claims during the three months ended March 31, 2002, compared to $2.6 million provided in the same period in 2001, which involved the sale of four haul trucks and one shovel from the Hycroft mine. The Corporation made no capital expenditures in either year. The Corporation raised $0.9 million, net of associated costs, by way of a private placement as discussed in Note 6 of the Financial Statements. $0.6 million was used in financing activities to repay a long-term equipment loan in the same period in 2001.

FINANCIAL CONDITION

The Corporation's consolidated cash balance at March 31, 2002 was $1.3 million, $0.8 million of which must be used for the settlement of the USF&G lawsuit, compared to a cash balance of $0.7 million at December 31, 2001; and working capital was $3.3 million as of March 31, 2002 compared to a working capital deficit of $0.2 million at December 31, 2001. This improvement resulted from the closing of the private placement financing discussed in Note 6 of the Financial Statements, and includes cash in escrow as discussed in Note 4 of the Financial Statements.

As discussed above in "Recent Developments", on April 26, 2002, the shareholders of the Corporation approved the issuance of $2.77 million of convertible debentures. The total $2.77 million proceeds from the convertible debentures are held in escrow pending the settlement and dismissal of the USF&G lawsuit (Note
7). Management is confident that this settlement and dismissal will be effected timely, however, in the event that this settlement and dismissal is not effected timely, there will be substantial doubt about the Corporation's ability to continue as a going concern.

Management believes that this addition of $2.77 million to the Corporation's existing working capital will provide the Corporation with adequate capital to effectively pursue the acquisition of additional gold exploration and development properties, while maintaining and improving its existing gold reserves in Nevada and Bolivia.

OUTLOOK

Management believes that the Corporation's recent private placement financing, together with the potential for raising additional funds upon the exercise of the Warrants issued in the private placement, significantly improve the Corporation's short-term outlook. This funding will allow the Corporation to fully apply its technical expertise to acquire and enhance gold exploration and development properties, while maintaining and improving its existing gold reserves in Nevada and Bolivia.

Although management believes that the resumption of mining at Hycroft would be economic at current gold prices, with the benefit of this new funding the Corporation is under no pressure to make any short-term production decisions which could prematurely deplete this potentially valuable gold resource. Hycroft is a large epithermal gold system with multiple targets for high-grade mineralization, it remains one of the most under-explored gold systems in Nevada. There is good potential to add oxide reserves and to discover high-grade zones.

In Bolivia, holding costs have been reduced to a minimum and, the project will be held pending improved gold prices. Development of Amayapampa will require initial capital of $25 million and a gold price of more than $325 per ounce.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described below, the Corporation is not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which is, or would be, likely to have a material adverse effect upon the Corporation or its operations, taken as a whole.

On December 10, 1999, Mineral Ridge Resources Inc. ("MRRI"), a wholly owned subsidiary of Vista Gold, voluntarily filed for protection under the U.S. Bankruptcy Code.

Early in 2000, a trustee was appointed by the court to dispose of the assets of MRRI. At the end of 2000, all assets of MRRI had been disposed of and in January 2001, the MRRI Chapter 11 case was dismissed.

On August 25, 2000, United States Fidelity & Guarantee Company ("USF&G") filed an action in the United States District Court against Vista Gold Corp., Vista Gold Holdings, Inc., Stockscape.com Technologies, Inc., Cornucopia Resources, Inc., Red Mountain Resources, Inc. and Touchstone Resources, Inc. This action involves a General Contract of Indemnity in connection with the posting of a reclamation bond for mining activities by Mineral Ridge Inc., the Corporation's wholly owned subsidiary that held the investment in the Mineral Ridge mine, at Silver Peak, Nevada. In the action, USF&G seeks to compel all of the defendants to post additional collateral for the bond in the total amount of $793,583. Neither Vista Gold Corp. nor Vista Gold Holdings, Inc. was a party to the General Contract of Indemnity and both have denied any liability in connection therewith.

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

The Corporation has reserved $814,087 which must be used for settlement and dismissal of this lawsuit, as discussed in Note 7 of the Financial Statements.

In April 1998, a legal dispute was initiated in Bolivia by a Mr. Estanislao Radic ("Radic") who brought legal proceedings in the lower penal court against Mr. Raul Garafulic ("Garafulic") and the Corporation, questioning the validity of the Garafulic's ownership of the Amayapampa property. Please see "Part I -
Item 3. Legal Proceedings" as included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the SEC on March 22, 2002, for information about this matter.

ITEM 2.       CHANGES IN SECURITIES

Please refer to "Part I -- Financial Information -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" for additional information about the Unit Offering and the Debenture Offering described below.

On February 1, 2002, in the first step of a two-step private placement as previously described (the "Unit Offering"), the Corporation issued 20,000,000 units (the "Offered Units") to Stockscape.com Technologies Inc., at a price of $0.0513 per unit, for an aggregate purchase price of $1,026,000. The Corporation also issued 1,600,000 units (the "Agent's Units") to Global as consideration for its services as agent in connection with the Unit Offering. Each Offered Unit and each Agent's Unit consists of one common share and one common share purchase warrant (a "Warrant"). The Offered Units and Agent's Units were issued in reliance upon the exemption from the registration requirements of the Securities Act specified by the provisions of Section 4(2) of such Act.

On March 19, 2002, in the second step of the private placement (the "Debenture Offering"), the Corporation issued $2,774,000 aggregate principal amount of convertible debentures (the "Debentures") to several investors, all of whom were "accredited investors" as such term is defined in Rule 501 of Regulation D under the Securities Act. As consideration for its services as agent in connection with the Debenture Offering, the Corporation issued to Global special warrants (the "Agent's Special Warrants") convertible into 4,325,925 units ("Agent's Units"), with each unit consisting of one common share and one warrant, exercisable prior to March 18, 2007 with the same terms as the Debenture Units. The Debentures and Agent's Special Warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act specified by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.       OTHER INFORMATION

        None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        None

         (b)  Reports on Form 8-K

              The following documents were filed under cover of Form 8-K during the quarter ended March 31, 2002

              1.  Report dated January 22, 2002 regarding a Private Placement.

              2. Report dated February 1, 2002 regarding the close of the first tranche of the Private Placement.

              3. Report dated March 19, 2002 regarding the close of the second tranche of the Private Placement.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              VISTA GOLD CORP.
                              (Registrant)



Date:   May 10, 2002          By: /s/ Ronald J. McGregor
                                 -------------------------------------------
                                      Ronald J. McGregor
                                      President and Chief Executive Officer




Date:   May 10, 2002          By: /s/ John F. Engele
                                 -------------------------------------------
                                      John F. Engele
                                      Vice President Finance and
                                      Chief Financial Officer