Form 10QSB
period 2002-06-30
VISTA GOLD CORP
filed 2002-08-14
CIK 783324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-9025

                                VISTA GOLD CORP.
             (Exact name of registrant as specified in its charter)

Continued under the laws of the Yukon Territory              98-0066159
      (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                    Identification No.)

                 7961 Shaffer Parkway
                        Suite 5
                  Littleton, Colorado                           80127
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

                                 Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                    6,067,869

      Common Shares, without par value, outstanding at August 14, 2002

                                VISTA GOLD CORP.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2002

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(U.S. dollars in thousands)                                          June 30, 2002  December 31, 2001
                                                                     -------------  -----------------
Assets:                                                               (unaudited)
Cash and cash equivalents                                              $   2,588        $     674
Marketable securities - Note 9                                               220               --
Accounts receivable                                                          166              180
Supplies and other                                                           243              301
                                                                       --------------------------
    Current assets                                                         3,217            1,155

Property, plant and equipment- Note 3                                     12,430           12,734
                                                                       --------------------------
    Total assets                                                       $  15,647        $  13,889
                                                                       ==========================

Liabilities and Shareholders' Equity:
Accounts payable                                                       $      80        $     145
Accrued liabilities and other - Note 8                                       194            1,209
                                                                       --------------------------
    Current liabilities                                                      274            1,354

Accrued reclamation and closure costs                                      3,138            3,134
                                                                       --------------------------
    Total liabilities                                                      3,412            4,488
                                                                       --------------------------

Capital stock, no par value per share: - Note 5
    Preferred-unlimited shares authorized; no shares outstanding
    Common- unlimited shares authorized; shares outstanding:
       2002 - 5,909,976 and 2001 - 4,535,752                             122,087          121,146
Convertible debentures - Note 4                                            2,712               --
Deficit                                                                 (111,079)        (110,260)
Currency translation adjustment                                           (1,485)          (1,485)
                                                                       --------------------------
     Total shareholders' equity                                           12,235            9,401
                                                                       --------------------------
        Total liabilities and shareholders' equity                     $  15,647        $  13,889
                                                                       ==========================

Nature of operations and going concern - Note 2
Commitments and contingencies - Note 6

VISTA GOLD CORP.
CONSOLIDATED STATEMENTS OF LOSS

                                                            Three Months Ended                 Six Months Ended
                                                                  June 30                          June 30
                                                       ----------------------------      ----------------------------
(U.S. dollars in thousands, except share data)                2002             2001             2002             2001
                                                       ----------------------------      ----------------------------
                                                       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues:
Gold sales - Note 7                                    $        --      $       272      $        --      $       623

Costs and expenses:
Production costs - Note 7                                       --              204               --              525
Depreciation, depletion and amortization                        18               50               38              104
Exploration, property evaluation and holding costs             200              290              441              544
Corporate administration and investor relations                376              364              654              632
Interest expense                                                 8                1                8               19
Loss (gain) on disposal of assets                                4              (13)             (83)             (40)
Other expense (income)                                          (1)              (9)               1              (17)
Cost recoveries related to USF&G lawsuit - Note 9             (240)              --             (240)              --
                                                       ----------------------------      ----------------------------
    Total costs and expenses                                   365              887              819            1,767

Net loss                                               $      (365)     $      (615)     $      (819)     $    (1,144)
                                                       ============================      ============================

Weighted average shares outstanding                      5,852,618        4,535,752        5,549,867        4,535,752

Basic and diluted loss per share                       $     (0.06)     $     (0.14)     $     (0.15)     $     (0.25)

VISTA GOLD CORP.
CONSOLIDATED STATEMENTS OF DEFICIT

                                    Three Months Ended             Six Months Ended
                                          June 30                      June 30
                                --------------------------    --------------------------
(U.S. dollars in thousands)           2002           2001           2002           2001
                                --------------------------    --------------------------
                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Deficit, beginning of period     $(110,714)     $(107,514)     $(110,260)     $(106,985)
Net Loss                              (365)          (615)          (819)        (1,144)
                                 ---------      ---------      ---------      ---------
Deficit, end of period           $(111,079)     $(108,129)     $(111,079)     $(108,129)
                                 ========================      ========================

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                             Three Months Ended         Six Months Ended
(U.S. dollars in thousands)                                        June 30                  June 30
                                                          ------------------------  ------------------------
                                                               2002         2001         2002         2001
                                                          ------------------------  ------------------------
Cash flows from operating activities:                     (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Loss for the period                                         $  (365)     $  (615)     $  (819)     $(1,144)
Adjustments to reconcile loss for the period to cash
provided by (used in) operations:
Depreciation, depletion and amortization                         18           50           38          104
Reclamation and closure costs accrued (paid), net                12          (19)           4          (76)
Loss (gain) on disposal of assets                                 4          (13)         (83)         (40)
Cost recoveries related to USF&G lawsuit - Note 9              (240)          --         (240)          --
Gain on currency translation                                     --            1           --           --
Other non-cash items                                             --           (3)          --           (6)

Change in operating assets and liabilities:
Accounts receivable                                             (13)          (1)          14         (149)
Supplies inventory and prepaid expenses                          10           (7)          58          (39)
Accounts payable and accrued liabilities                       (853)         (15)        (957)        (167)
                                                            --------------------      --------------------
    Net cash used in operating activities                    (1,427)        (622)      (1,985)      (1,517)

Cash flows from investing activities:
Proceeds on disposal of fixed assets and supplies                 5           22          246        2,617
                                                            --------------------      --------------------
    Net cash provided by investing activities                     5           22          246        2,617

Cash flows from financing activities:
Repayment of debt                                                --           --           --         (619)
Net proceeds from (costs of) private placement - Note 5         (73)          --          844           --
Net proceeds from convertible debentures - Note 4             2,774           --        2,774           --
Proceeds from the exercise of stock options                      35           --           35           --
                                                            --------------------      --------------------
    Net cash provided by (used in) investing activities       2,736           --        3,653         (619)

Net increase in cash and cash equivalents                     1,314         (600)       1,914          481
                                                            --------------------      --------------------

Cash and cash equivalents, beginning of period                1,274        1,177          674           96
                                                            --------------------      --------------------

Cash and cash equivalents, end of period                    $ 2,588      $   577      $ 2,588      $   577
                                                            ====================      ====================

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands unless specified otherwise)

1.    General

The consolidated interim financial statements of Vista Gold Corp. (the "Corporation") as of June 30, 2002 for the three and six month periods ended June 30, 2002, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 11, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States. In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation's Annual Report on Form 10-KSB, for the year ended December 31, 2001.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as follows:

(a) On January 1, 2002, the Corporation adopted the new recommendations of the Canadian Institute of Chartered Accountants, CICA 3870 for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. The Corporation has chosen not to apply the fair value based method of accounting for employee stock-based compensation plans. Awards granted to non-employees will be accounted for using the fair value method. This new standard was adopted prospectively for awards granted on or after January 1, 2002.

(b) Marketable securities are stated at the lower of cost or market value. Under U.S. GAAP, securities that are available-for-sale are recorded at fair value and unrealized gains or losses are included as part of comprehensive income.

2.    Nature of operations and going concern

(a) Nature of operations

The Corporation is engaged in the evaluation, acquisition, and exploration of mineral properties with the potential to host gold deposits, as well as development and operation of gold properties in the Americas.

Mining activities were suspended at the Hycroft mine in 1998. Currently, solution is being circulated over the heap leach pads at the mine to enhance evaporation. As the solution is circulated, it is passed through a carbon plant where small amounts of gold are adsorbed onto activated carbon. The gold is subsequently stripped from the carbon, refined and sold to defray the property holding costs. The amount of gold recovered from the heap leach pads has declined gradually, as expected, since 1998.

Amayapampa, in Bolivia, is being held for development, pending higher gold prices.

(b) Going concern

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern that assume the realization of assets and the discharge of liabilities in the normal course of business. On May 22, 2002, cash proceeds of $2.77 million from a previously announced March 2002 private placement of convertible debentures (the "Debenture Offering") were released from escrow to the Corporation. Further detail as to the terms of the debentures is included in Note 4. If after September 20, 2002 the U.S. Securities and Exchange Commission (the "SEC") has not declared effective the registration statement filed on Form S-3, as discussed in Note 4, the debentures will become due and payable at the option of the debenture holder. Management is confident that this registration statement can be declared effective on or before September 20, 2002, however, there can be no assurance that this will occur. In the event that the registration statement is not declared effective by that date, and the debenture holders require the Corporation to redeem the debentures, there will be substantial doubt about the Corporation's ability to continue as a going concern.

These financial statements do not give effect to any adjustments which may be necessary should the Corporation be unable to continue as a going concern.

3.    Property, plant and equipment

Property, plant and equipment is comprised of the following:

                                                        June 30, 2002                               December 31, 2001
                                            -------------------------------------        --------------------------------------
                                                         Accumulated                                   Accumulated
                                                        Depreciation,                                 Depreciation,
                                                        Amortization,                                 Amortization,
Mineral properties                             Cost      Write-downs          Net            Cost      Write-downs          Net
                                            -------------------------------------        --------------------------------------
Hycroft mine, United States                $ 21,917        $21,917        $    --        $ 21,917        $21,917        $    --
Amayapampa, Bolivia                          57,624         46,894         10,730          57,624         46,894         10,730
                                            -------------------------------------        --------------------------------------
                                           $ 79,541        $68,811        $10,730        $ 79,541        $68,811        $10,730
                                            -------------------------------------        --------------------------------------
Plant & equipment
Hycroft mine, United States                $ 30,072        $28,381        $ 1,691        $ 31,278        $29,397        $ 1,881
Amayapampa, Bolivia                             181            181             --             181            181             --
Corporate, United States                        331            322              9             467            344            123
                                            -------------------------------------        --------------------------------------
                                           $ 30,584        $28,884        $ 1,700        $ 31,926        $29,922        $ 2,004
                                            -------------------------------------        --------------------------------------
Total property, plant and Equipment        $110,125        $97,695        $12,430        $111,467        $98,733        $12,734
                                           ======================================        ======================================

The recoverability of the carrying values of the Hycroft mine and the Amayapampa project is dependent upon the successful start-up or the sale of these properties. The Corporation is investigating the economic feasibility of restarting the Hycroft mine and developing the Amayapampa project in Bolivia. The plans to restart the Hycroft mine and develop the Amayapampa project will also depend on management's ability to raise additional capital for these purposes. Although the Corporation has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future.

4.    Convertible debentures

As previously disclosed in the Corporation's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, the Corporation issued $2,774,000 face amount of convertible debentures on March 19, 2002 (defined in Note 2(b) as the "Debenture Offering"), with proceeds held in escrow pending settlement and dismissal of the UFG&G lawsuit. As discussed below in "Part II - Other Information - Item 1. Legal Proceedings", the lawsuit was dismissed on April 22, 2002. On May 22, 2002, the entire proceeds from the convertible debenture issue were released from escrow to the Corporation.

These debentures will be automatically converted (to the extent not previously converted) into units (the "Debenture Units") at a price of $1.026 ($0.0513 on a pre-consolidation basis) per Debenture Unit, each comprised of one common share and one warrant to purchase one common share of the Corporation at a price of $1.50 ($0.075 on a pre-consolidation basis), on the date that the SEC declares effective a registration statement filed under the U.S. Securities Act of 1933 relating to the securities issued in connection with (i) the Debenture Offering and (ii) the first tranche of the Unit Offering. On June 26, 2002, the Corporation filed a registration statement on Form S-3 with the SEC, with respect to registration for resale of an aggregate of 7,999,974 common shares, including 1,296,296 shares currently owned by selling security holders, 2,703,691 shares issuable upon conversion of debentures and 3,999,987 shares issuable upon exercise of warrants, including warrants to be issued upon conversion of debentures, all as acquired from the Corporation in the Unit Offering and the Debenture Offering. If the SEC has not declared the registration statement effective by September 20, 2002, the debentures will become due and payable, in cash, at the option of the holder at any time after that date. While management is confident that this registration statement can be declared effective by the SEC on or before September 20, 2002, there can be no assurance that this will occur. As consideration for its services as agent in connection with the Debenture Offering, the Corporation issued to Global Resource Investments Ltd. special warrants convertible into 216,296 units (4,325,925 on a pre-consolidation basis) with the same terms as the Debenture Units.

For accounting purposes the debentures and the related special warrants have been treated as components of equity.

Convertible debentures with a total face value of $62,000 have been converted to Debenture Units (Note 5).

5.    Capital stock

On June 19, 2002, the Corporation effected a consolidation of its common shares on a 1-for-20 basis. The shares began trading on a post-consolidation basis on that date. All references to common shares in "Part 1-Financial Information" of this document are on a post-consolidation basis, unless otherwise indicated.

Common Shares issued and outstanding

                                                 Number of shares  Value (000's)
                                                 -------------------------------

At December 31, 2001, outstanding*                   4,535,752        $121,146
Private placement, net                               1,296,296             844
Conversion of convertible debentures                    60,428              62
Execrcise of stock options                              17,500              35
                                                 -------------------------------
                                                     5,909,976        $122,087
                                                 ===============================

*     At December 31, 2001, pre-consolidation shares outstanding = 90,715,040

As previously disclosed in the Corporation's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, on February 1, 2002, in a private placement transaction (defined in Note 2(b) as the "Unit Offering"), the Corporation issued 1,000,000 units (20,000,000 on a pre-consolidation basis) (the "Offered Units") to Stockscape.com Technologies Inc. (since amalgamated into Quest Investment Corporation), at a price of $1.026 per unit ($0.0513 on a pre-consolidation basis), for an aggregate purchase price of $1,026,000. The Corporation also issued 80,000 units (1,600,000 on a pre-consolidation basis) (the "Agent's Units") to Global Resource Investments Ltd. ("Global") as consideration for its services as agent in connection with the Unit Offering. Each Offered Unit and each Agent's Unit consisted of one common share and one common share purchase warrant that entitles the holder to purchase one common share of the Corporation at $1.50 ($0.075 on a pre-consolidation basis) until February 1, 2007. Issuance of shares upon warrant exercise was subject to shareholder approval of issuance of such warrants, which occurred at the Corporation's Annual and Special General Meeting on April 26, 2002. The Corporation incurred $182,000 in direct costs connected with the Unit Offering.

Also at the Corporation's Annual and Special General Meeting on April 26, 2002, shareholders approved the issuance by the Corporation of 216,296 special warrants (4,325,925 on a pre-consolidation basis) to Global as consideration for its services as agent for the convertible debentures offered in connection with Debenture Offering (Note 4).

$62,000 of the convertible debentures have been converted to 60,428 units (on a post-consolidation basis) consisting of 60,428 common shares and 60,428 warrants. Each warrant entitles the holder to purchase one common share of the Corporation at $1.50 (on a post-consolidation basis) until February 1, 2007 (Note 4).

17,500 (post-consolidation basis) options issued under the Corporation's Stock Option Plan were exercised to purchase the Corporation's common shares for an aggregate price of $35,000.

The Corporation applies the recommendations of the Canadian Institute of Chartered Accountants ("CICA") Handbook Section 3870 in accounting for Stock-Based Compensation. Under the Corporation's Stock Option

Plan, 200,000 stock options were issued to directors of the Corporation during the six months ended June 30, 2002. Had compensation cost consistent with the provisions of CICA Handbook Section 3870 been recorded for the stock options granted since January 1, 2002, the Corporation's loss and loss per share on a Canadian basis would have been adjusted to the pro forma amounts indicated below:

                                                                Six Months Ended
                                                                  June 30, 2002
Net loss - as reported (000's) ................................     $  (819)
Net loss - pro forma (000's) ..................................        (832)
Loss per share - as reported ..................................       (0.15)
Loss per share - pro forma ....................................       (0.15)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants:

Expected volatility ....................................                50.0%
Risk-free interest rate ................................                 3.50%
Expected lives .........................................                 5 years
Dividend yield .........................................                 0%

6.    Commitments and contingencies

The Corporation has provided a surety bond in the amount of $5.1 million to ensure reclamation obligations under an approved reclamation plan at the Hycroft mine.

7.    Gold sales and production costs

Gold production has gradually declined since mining activities were suspended at the Hycroft mine in 1998. Effective at the beginning of fiscal 2002, gold production is considered incidental to the activities at the Hycroft mine, and reporting the associated sales proceeds as revenue is no longer warranted. Accordingly, proceeds from gold sales, are netted against Exploration, property evaluation and holding costs.' Similarly, gold production costs, which approximately offset the proceeds from gold sales, are included in Exploration, property evaluation and holding costs.'

8.    Accrued liabilities and other

As discussed in "Part II - Item 1. Legal Proceedings", the Corporation settled the USF&G lawsuit for which it had previously provided $0.8 million.

9.    Cost recoveries related to USF&G lawsuit

The Corporation has received from Golden Phoenix Minerals, Inc. ("GPMI"), the current owner of the Mineral Ridge Mine, 628,931 common shares in consideration for benefits GPMI received as a direct result of the Corporation's facilitation of the USF&G settlement. Fair value of these shares has been estimated at $220,000.

In addition, the final settlement amount for the USF&G lawsuit was $20,000 less than originally estimated and provided for.

10.   Geographic and segment information

The Corporation operates in the gold mining industry in the United States, has a property being held for development in Latin America, and has exploration properties in the United States, Canada and Latin America. Its major product and only identifiable segment is gold, and all gold revenues and operating costs are derived in the United States. Geographic segmentation of capital assets is provided in Note 3.

11. Differences between Canadian and United States generally accepted accounting principles

The Corporation prepares its financial statements in accordance with accounting principles generally accepted in Canada which differ in some respects from those in the United States. The measurement effect of these GAAP differences on the consolidated statements of loss were as follows:

Consolidated Statements of Loss

                                                        Three Months Ended               Six Months Ended
                                                   June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                                                   -----------------------------   -----------------------------
(U.S. dollars in thousands, except share data)      (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Net loss - Canadian GAAP                              $  (365)        $(615)          $  (819)        $(1,144)
Deferred financing costs                                 (111)        $  --              (111)             --
Revenue recognition                                        --            77               150              37
Beneficial conversion feature                            (280)           --              (280)             --
                                                   -----------------------------   -----------------------------
     Net loss - U.S. GAAP                                (756)         (538)           (1,060)         (1,107)
Unrealized foreign currency gain/(loss)                    --             1                --              --
                                                   -----------------------------   -----------------------------
     Comprehensive loss - U.S. GAAP                   $  (756)        $ (537)         $(1,060)        $(1,107)
                                                   =============================   =============================
Basic loss per share - U.S. GAAP                      $ (0.13)        $(0.12)         $ (0.19)        $ (0.24)

In 2001, the Corporation recognized revenue upon adsorption of gold onto carbon. In accordance with US GAAP, revenue is not recorded before title is passed.

The effect of GAAP differences on the consolidated balance sheets were as follows:

Consolidated Balance Sheets

                                                    June 30,2002                                    Decmber 31, 2001
                                   ----------------------------------------------    ----------------------------------------------
                                   Per Cdn. GAAP    Cdn./U.S. Adj.  Per U.S. GAAP    Per Cdn. GAAP    Cdn./U.S. Adj.  Per U.S. GAAP
(U.S. dollars in thousands)                          (Unaudited)
Current assets and deferred costs    $   3,217        $    111        $   3,328        $   1,155        $   (150)       $   1,005
Property, plant and equipment           12,430          (7,637)           4,793           12,734          (7,637)           5,097
Current liabilities                        274             218              492            1,354              --            1,354
Capital stock                          122,087          76,816          198,903          121,146          76,754          197,900
Convertible debentures                   2,712          (2,712)              --               --              --               --
Special warrants                            --             222              222               --              --               --
Contributed surplus                         --           5,498            5,498               --           2,786            2,786
Deficit                               (111,079)        (87,568)        (198,647)        (110,260)        (87,327)        (197,587)

For U.S. GAAP purposes the Corporation has accounted for the convertible debentures (Note 4) as a current liability. The special warrants issued to the agent as consideration for its services in connection with the debenture offering are valued and included as a financing cost of the related debentures.

The conversion feature of the convertible debentures (the "Beneficial Conversion Feature") was in the money at the date of issue. The debentures became convertible into Debenture Units (as defined in Note 4) after the proceeds from the convertible debenture were released to the Corporation from escrow on May 22, 2002 and accordingly, the intrinsic value of the Beneficial Conversion Feature, limited to the value of the debenture proceeds, is transferred to contributed surplus as additional paid in capital and will be recognized as a charge to net loss over the period from May 22, 2002 to the earlier of conversion and the maturity date of the debentures on September 30, 2003.

12.   Subsequent events

As previously disclosed in the Corporation's Current Report on Form 8-K filed with the SEC, on May 29, 2002, the Corporation signed a letter of intent, then non-binding, to purchase the 100% interest held by Viceroy Resource Corporation in the Paredones Amarillos gold project on the Baja Peninsula, Mexico. Completion of the transaction is subject to completion of a due diligence review of the project by the Corporation, governmental and regulatory approvals, and negotiation and execution of a definitive purchase agreement. On July 17, 2002, the Corporation notified Viceroy that it had completed its due diligence review of the project, and the letter of intent was amended and became binding as of that date.

The total purchase price of Cdn $3 million (approximately U.S. $2 million), will be payable 50% in cash, with Cdn $1.0 million due at closing and Cdn $0.5 million due one year from closing, and 50% in Vista Gold equity units (the "Units") consisting of one common share and one two-year warrant to purchase one common share. The price of the Units will be 90% of the weighted average closing price of the Corporation's common shares on the five trading days immediately preceding the date of the definitive purchase agreement. The warrants will be priced at 125% of that weighted average closing price

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        (U.S. dollars in thousands, unless specified otherwise)

Recent developments

The United States Fidelity & Guarantee Company ("USF&G") lawsuit as described in the Corporation's press release of January 22, 2002 and in "Part II - Item 1. Legal Proceedings" of the Corporation's Form 10-QSB for the quarterly period ended March 31, 2002, filed with the SEC on May 14, 2002, was dismissed on April 23, 2002. On May 22, 2002, the $2.8 million proceeds from the private placement of convertible debentures, the closing of which was described in the Corporation's press release of March 20, 2002, was released from escrow to the Corporation.

Results of operations

The Hycroft mine is on care and maintenance. Mining activities were suspended at Hycroft in 1998 and, as expected, gold production has declined steadily since that time. Currently, solution is being circulated over the heap leach pads to enhance evaporation. As the solution is circulated over the heap leach pads, it is passed through a carbon plant, where small amounts of gold are adsorbed onto activated carbon. Subsequently the gold is stripped from the carbon, refined and sold. As discussed in Note 7 of the Financial Statements, gold sales are no longer recorded as such, but are accounted for as an offset to exploration, property evaluation and holding costs. Accordingly, gold revenues in the six months ended June 30, 2002 were nil, compared to $0.6 million for the same period in 2001. The 2001 gold revenues were a result of 2,343 ounces of gold production. Similarly, production costs were nil for the six months ended June 30, 2002 compared to production costs of $0.5 million for the same period in 2001.

Depreciation, depletion and amortization for the three months ended June 30, 2002 totalled $18,000, compared to $50,000 for the same period in 2001. Depreciation, depletion and amortization for the six months ended June 30, 2002 totalled $38,000, compared to $104,000 for the same period in 2001. A significant portion of the Hycroft property, plant and equipment has been sold and a substantial portion of the remaining equipment has been fully depreciated.

Exploration, property evaluation and holding costs, comprised principally of Hycroft property holding costs, for the three months ended June 30, 2002 totaled $0.2 million, and $0.4 million for the six months ended June 30, 2002. The improvements from the $0.3 million and $0.5 million respectively in the same periods in 2001 are mainly a result of cost reduction efforts in Bolivia.

Corporate administration costs for the three month and six month periods ended June 30, 2002 are $0.4 million and $0.7 million respectively, slightly higher than the costs incurred for the same periods in 2001, as expected. The increase results from renewed gold property evaluation and related business development activities.

Disposals of Hycroft equipment during the three months ended June 30, 2002 resulted in a loss of $4,000 compared to a gain of $13,000 for same period in 2001. Net gains from disposals of Hycroft equipment during the six months ended June 30, 2002 totalled $30,000, compared to net gains of $40,000 for the same period in 2001. Net gains from disposals of assets during the six months ended June 30, 2002 includes a gain of $53,000 from the disposal of Canadian exploration claims.

Recovery of costs related to the USF&G lawsuit settlement are fully described in
Note 9 of the Financial Statements.

Net cash used in operations was $1.4 million for the three months ended June 30, 2002 and $2.0 million for the six months ended June 30, 2002. The increase from $0.6 million and $1.5 million respectively for the same periods in 2001 results mainly from the use of $0.8 million for the settlement of the USF&G lawsuit as discussed in Note 8 and in "Part II - Item 1. Legal Proceedings". The increased net cash used in operations for the six months ended June 30, 2002 is offset by lower severance payments in 2002, a lower operating loss in 2002, and the timing of gold sales in 2001. For the six months ended June 30, 2002, $0.2 million was provided from the sale of equipment and mining claims, compared to $2.6 million provided in the same period in 2001, which involved the sale of four haul trucks and one shovel from the Hycroft mine. The Corporation made no capital expenditures in either year. The Corporation raised $0.8 million, net of associated costs, by way of a private placement of equity as discussed in Note 5 of the Financial Statements. In addition, $2.8 million from a private placement of convertible debentures was released from escrow as discussed in Note 4 of the Financial Statements. The Corporation received $35,000 on the exercise of stock options during the three month and the six month periods ended June 30, 2002. $0.6 million was used in financing activities to repay a long-term equipment loan in the same period in 2001.

Financial condition

The Corporation's consolidated cash balance at June 30, 2002 was $2.6 million, compared to a cash balance of $0.7 million at December 31, 2001; and working capital was $2.9 million as of June 30, 2002 compared to a working capital deficit of $0.2 million at December 31, 2001. This improvement resulted from the closing of the private placement financing as discussed above in "Results of operations."

As discussed above in "Recent Developments", on May 22, 2002, the $2.8 million proceeds from the private placement of convertible debentures, the closing of which was announced on March 20, 2002, was released from escrow to the Corporation. If after September 20, 2002, the SEC has not declared effective a registration statement relating to these convertible debentures, the debentures will become due and payable at the option of the debenture holder. Management is confident that the required Registration Statement can be effected on or before September 20, 2002, however, there can be no assurance that this will be done. In the event that the Registration Statement is not effected timely, and the debenture holders elect to call the debentures, there will be substantial doubt about the Corporation's ability to continue as a going concern. These financial statements do not give effect to any adjustments, which may be necessary should the Corporation be unable to continue as a going concern.

Management believes that the current working capital position is adequate for the Corporation to effectively pursue the acquisition of additional gold exploration and development properties, while maintaining and improving its existing gold reserves in Nevada and Bolivia. Note 12 of the Financial Statements and "Outlook" below, discusses material capital commitments.

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

On July 17, 2002, the Corporation gave Viceroy Resource Corporation ("Viceroy") notice of completion of its due diligence review on the Paredones Amarillos gold project on the Baja Peninsula, Mexico, and made binding the non-binding letter of intent to purchase the 100% interest in the Paredones Amarillos held by Viceroy as disclosed in the Corporation's press release of May 29, 2002. If the acquisition of the Paredones Amarillos project is completed as planned in the third quarter of 2002 (see Note 12 of the Financial Statements) the Corporation will pay Cdn $1 million (approximately U.S. $650,000) in cash at the close of the transaction and Cdn $500,000 (approximately U.S. $325,000) in cash one year from the close of the transaction. One-half of the total purchase price of Cdn $3 million is payable in common shares of the Corporation.

Although management believes that the resumption of mining at Hycroft would be economic at current gold prices, with the benefit of the recent private placement the Corporation is under no pressure to make any short-term production decisions which could prematurely deplete this potentially valuable gold resource. Hycroft is a large epithermal gold system with multiple targets for high-grade mineralization, it remains one of the most under-explored gold systems in Nevada. Management believes there is good potential to add oxide reserves and to discover high-grade zones.

In Bolivia, holding costs have been reduced to a minimum and the project will be held pending improved gold prices. Development of Amayapampa will require initial capital of $25 million and a gold price of more than $325 per ounce.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described below, the Corporation is not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which is, or would be, likely to have a material adverse effect upon the Corporation or its operations, taken as a whole.

The Corporation had been party to a lawsuit filed on August 25, 2000 by United States Fidelity & Guarantee Company ("USF&G") in the United States District Court. This lawsuit was dismissed on April 23, 2002. The Corporation had been one of several named defendants in the lawsuit, which involved a General Contract of Indemnity in connection with the posting of a reclamation bond for mining activities by Mineral Ridge Inc. Please see "Part II -- Other Information -- Item 1. Legal Proceedings" in the Corporation's Form 10-QSB for the quarterly period ended March 31, 2002, filed with the SEC on May 14, 2002, for information about this matter. Settlement and dismissal of this lawsuit, which comprised a payment of $791,433.82 to the United States Department of the Interior, Bureau of Land Management, in order to fulfill USF&G's surety obligation relative to the Mineral Ridge mine reclamation bond, was a condition to the release from escrow of the proceeds of the Corporation's Debenture Offering in March 2002 as previously described herein.

In April 1998, a legal dispute was initiated in Bolivia by a Mr. Estanislao Radic who brought legal proceedings in the lower penal court against Mr. Raul Garafulic and the Corporation, questioning the validity of the Mr. Garafulic's ownership of the Amayapampa property. Please see "Part I - Item 3. Legal Proceedings" as included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the SEC on March 22, 2002, for information about this matter.

ITEM 2. CHANGES IN SECURITIES

The following changes in securities have been previously described in "Part II -
Item 2. Changes in Securities" in the Corporation's Form 10-QSB for the quarterly period ended March 31, 2002, filed with the SEC on May 14, 2002.

i) On February 1, 2002, in the first step of a two-step private placement (the "Unit Offering"), the Corporation issued 20,000,000 units (1,000,000 on a post-consolidation basis) (the "Offered Units") to Stockscape.com Technologies Inc. (since amalgamated into Quest Investment Corporation), at a price of $0.0513 ($1.026 post-consolidation) per unit, for an aggregate purchase price of $1,026,000. The Corporation also issued 1,600,000 units (80,000 on a post-consolidation basis) (the "Agent's Units") to Global as consideration for its services as agent in connection with the Unit Offering. Each Offered Unit and each Agent's Unit consisted of one common share and one common share purchase warrant that entitles the holder to purchase one common share of the Corporation at $0.075 ($1.50 on a post-consolidation basis) until February 1, 2007. Issuance of shares upon warrant exercise was subject to shareholder approval of issuance of such warrants, which occurred at the Corporation's Annual and Special General Meeting on April 26, 2002, as described below. The Offered Units and Agent's Units were issued in reliance upon the exemption from the registration requirements of the Securities Act specified by the provisions of Section 4(2) of such Act.

ii) On March 19, 2002, in the second step of the private placement (the "Debenture Offering"), the Corporation issued $2,774,000 aggregate principal amount of convertible debentures (the "Debentures") to several investors, all of whom were "accredited investors" as such term is defined in Rule 501 of Regulation D under the U.S.. Securities Act of 1933. As consideration for its services as agent in connection with the Debenture Offering, the Corporation issued to Global special warrants (the "Agent's Special Warrants") convertible into 4,325,925 units (216,296 on a post-consolidation basis) ("Agent's Units"), with each unit consisting of one common share and one warrant, exercisable prior to March 18, 2007 with the same terms as the Debenture Units. Issuance of shares upon conversion of Debentures, conversion of Agent's Special Warrants and exercise of the warrants receivable as components of the Debenture Units and the Agent's Units were all subject to shareholder approval, which occurred at the

      Corporation's Annual and Special General Meeting on April 26, 2002, as described below. The Debentures and Agent's Special Warrants were issued in reliance upon the exemption from the registration requirements of the U.S. Securities Act of 1933 specified by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On June 19, 2002, the Corporation effected a consolidation of its common shares on a 1-for-20 basis. The shares began trading on a post-consolidation basis on that date. The consolidation was effected pursuant to shareholder approval, which occurred at the Corporation's Annual and Special General Meeting on April 26, 2002, as described below.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual and Special General Shareholders Meeting of the Corporation held on April 26, 2002, the following matters were submitted to a vote of the security holders.

i) The issuance of 21,600,000 common share purchase warrants (1,080,000 post-consolidation basis) in connection with the private placement to Stockscape.com Technologies Inc. as more particularly described in the Corporation's Notice of Meeting and Management Information and Proxy Circular dated March 19, 2002 (the "2002 Proxy Statement"), as filed with the SEC on March 22, 2002. The motion was approved with 18,226,729 votes for, 4,744,703 votes against and 45,623,894 withheld, abstentions and broker non-votes.

ii) The issuance of convertible debentures in an aggregate principal amount of $2,774,000 to various investors, and the issuance of 4,325,925 special warrants (216,296 post-consolidation basis) to Global Resource Investments Ltd., all as more particularly described in the 2002 Proxy Statement. The motion was approved with 17,781,027 votes for, 5,234,655 votes against and 45,579,644 withheld, abstentions and broker non-votes.

iii) The consolidation all of the Corporation's issued and outstanding common shares on the basis of every twenty issued and outstanding common shares without par value being consolidated into one common share without par value. The motion was approved with 60,288,401 votes for, 7,764,570 votes against and 542,355 withheld, abstentions and broker non-votes.

iv) Directors elected to the Corporation's Board of Directors, together with respective votes were: Ronald J. McGregor - 89,241,729 votes for, 953,597 votes abstained and withheld; John M. Clark - 89,269,329 votes for, 925,997 votes abstained and withheld; C. Thomas Ogryzlo - 89,277,529 votes for, 917,797 votes abstained and withheld; Michael B. Richings - 89,168,529 votes for, 1,026,797 votes abstained and withheld; and A. Murray Sinclair - 89,269,129 votes for, 926,197 votes abstained and withheld.

v) Ratification of the appointment of PricewaterhouseCoopers LLP, Chartered Accountants, as auditor to hold office until the next annual general meeting. The motion was approved with 89,217,899 votes for, and 977,427 votes abstained and withheld.

Note: All votes disclosed above are expressed on a pre-consolidation basis.

ITEM 5. OTHER INFORMATION

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            99.01 Second Quarter 2002 Report to Shareholders

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

      (b)   Reports on Form 8-K

            The following documents were filed under cover of Form 8-K during the quarter ended March 31, 2002

            1. Report dated April 29, 2002 regarding the results of the Annual General Shareholders' Meeting.

            2. Report dated May 22, 2002 regarding the dismissal of the USF&G lawsuit and the timing of the share consolidation.

            3. Report dated May 29, 2002 regarding a non-binding letter of intent to acquire the Paredones Amarillos gold project.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VISTA GOLD CORP.
                                       (Registrant)


Date: August 14, 2002                  By: /s/ Ronald J. McGregor
                                           -------------------------------------
                                           Ronald J. McGregor
                                           President and Chief Executive Officer


Date: August 14, 2002                  By: /s/ John F. Engele
                                           -------------------------------------
                                           John F. Engele
                                           Vice President Finance and Chief
                                           Financial Officer