Form 10KSB/A
period 2001-12-31
VISTA GOLD CORP
filed 2002-09-17
CIK 783324

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          FORM 10-KSB (Amendment No. 1)


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________

                          Commission File Number 1-9025

--------------------------------------------------------------------------------

                                VISTA GOLD CORP.
             (Exact Name of Registrant as Specified in its Charter)

 Continued under the laws of the                            None
        Yukon Territory                     (IRS Employer Identification Number)
(State or other Jurisdiction of
Incorporation or Organization)

       Suite 5, 7961 Shaffer Parkway
            Littleton, Colorado                            80127
 (Address of Principal Executive Offices)                (Zip Code)

                                 (720) 981-1185
              (Registrant's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------

Securities to be registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
Title of Each Class                                   on Which Registered
-------------------                                   -------------------
Common shares without par value                       American Stock Exchange
                                                      The Toronto Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: |X|

Revenues for the most recent fiscal year: $915,000

Aggregate market value of outstanding Common Shares held by non-affiliates:

As of March 18, 2002, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $10,108,350.

Outstanding Common Shares: As of March 18, 2002, 112,315,040 Common Shares of the registrant were outstanding. NOTE: Effective June 19, 2002, the registrant effected a consolidation of its Common Shares on a 1-for-20 basis. Unless otherwise indicated, amounts reported herein have not been adjusted for that consolidation.

Documents incorporated by reference: To the extent herein specifically referenced in Parts III and IV, the Management Information and Proxy Circular for the registrant's 2002 Annual General Meeting. See Parts III and IV.

Transitional small business disclosure format:                    Yes |_| No |X|

                                TABLE OF CONTENTS

GLOSSARY ..................................................................   1

CURRENCY ..................................................................   3

METRIC CONVERSION TABLE ...................................................   3

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS .................................   3

                                     PART I

ITEM 1. BUSINESS ..........................................................   4
      Overview ............................................................   4
      Refining and Marketing ..............................................   5
      Exploration and Business Development ................................   5
      Property Interests and Mining Claims ................................   5
      Reclamation .........................................................   6
      Government Regulation ...............................................   7
      Environmental Regulation ............................................   7
      Competition .........................................................   7
      Employees ...........................................................   7
      Risk Factors ........................................................   8

ITEM 2. PROPERTIES ........................................................  13
      Hycroft Mine ........................................................  13
      Amayapampa Property .................................................  18

ITEM 3. LEGAL PROCEEDINGS .................................................  24

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS .................  26

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS .................................................................  26
      Price Range of Common Shares ........................................  26
      Dividends ...........................................................  26
      Exchange Controls ...................................................  26
      Certain Canadian Income Tax Considerations for Non-Residents
        of Canada .........................................................  27

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS ...................................................  27
      Introduction ........................................................  27
      Results of Operations ...............................................  28
      Outlook .............................................................  30



ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..........  32
      Management's Responsibility for Financial Information ...............  32
      Report of Independent Accountants ...................................  33
      Consolidated Financial Statements ...................................  34
      Notes to Consolidated Financial Statements ..........................  38

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE ....................................................  53

                                    PART III

ITEM 9. DIRECTORS AND OFFICERS OF REGISTRANT ..............................  48
      Directors ...........................................................  54
      Executive Officers ..................................................  55
      Executive and Audit Committees ......................................  56

ITEM 10. COMPENSATION OF DIRECTORS AND OFFICERS............................  56

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...  57

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................  57

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..  58
      Documents Filed as Part of Report ...................................  58
      Reports on Form 8-K .................................................  62

SUPPLEMENTAL INFORMATION ..................................................  62

SIGNATURES ................................................................  63

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

"Mineral Ridge Inc." means Mineral Ridge Resources Inc., an indirect wholly-owned subsidiary of Vista Gold.

"mineralization" means the concentration of metals within a body of rock.

"mineralized material" is a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

"ore" means material containing minerals that can be economically extracted.

"oxide" means mineralized rock in which some of the original minerals have been oxidized (i.e., combined with oxygen). Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

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

                             METRIC CONVERSION TABLE

To Convert Imperial                   To Metric Measurement
Measurement Units                     Units                          Multiply by

Acres..............................   Hectares.....................     0.4047
Feet...............................   Meters.......................     0.3048
Miles..............................   Kilometers...................     1.6093
Tons (short).......................   Tonnes.......................     0.9071
Gallons............................   Liters.......................     3.7850
Ounces (troy)......................   Grams........................     31.103
Ounces (troy) per ton (short)......   Grams per tonne..............     34.286


                    UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This document, including any documents that are incorporated by reference as set forth on the face page under "Documents incorporated by reference", contains forwarding-looking statements concerning, among other things, projected annual gold production, mineralized material, proven or probable reserves and cash operating costs. Such statements are typically punctuated by words or phrases such as "anticipates", "estimates", "projects", "foresees", "management believes", "believes" and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that could cause actual results to differ materially from those in such forward-looking statements are identified in this document under "Item 1. Business - Risk Factors". Vista Gold assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such statements.

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

During 2001, the Corporation's primary operation, the Hycroft mine in Nevada remained shut down pending improved gold prices. However, the Hycroft mine continued to be the principal source of earnings for the Corporation because gold and by-product silver continued to be produced from ore previously placed on the heap leach pads. See "Item 2. Properties - Hycroft Mine".

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

The current addresses, telephone and facsimile numbers of the offices of the Corporation are:

       Executive Office                     Registered and Records Office

Suite 5 - 7961 Shaffer Parkway                 200 - 204 Lambert Street
Littleton, Colorado, USA 80127       Whitehorse, Yukon Territory, Canada Y1A 3T2
   Telephone: (720) 981-1185                  Telephone: (867) 667-7600
   Facsimile: (720) 981-1186                  Facsimile: (867) 667-7885

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

Risk Factors

An investment in the Corporation's Common Shares involves a high degree of risk. The risks described below are not the only ones facing Vista Gold. Additional risks not presently known to the Corporation or which management currently considers immaterial may also adversely affect the Corporation's business. Management has attempted to identify the major factors under the heading "Risk Factors" that could cause differences between actual and planned or expected results, and has included all material risk factors. If any of the following risks actually happen, the Corporation's business, financial condition and operating results could be materially adversely affected. In this case, the trading price of Vista Gold Common Shares could decline, and shareholders could lose part or all of their investment.

Management cannot be certain that the Corporation's acquisition, exploration and development activities will be commercially successful.

Vista Gold currently has no properties that produce gold in commercial quantities. The Corporation's gold production has declined steadily since mining activities were suspended at the Hycroft mine in 1998. Gold production is now nominal and is incidental to heap leach pad rinsing activities. In these circumstances, proceeds realized from the sale of gold are not reported as revenues, but rather are netted against operating costs.

Substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. There can be no assurance that any gold reserves or mineralized material acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis.

The price of gold is subject to fluctuations, which could adversely affect the realizable value of the Corporation's assets and potential future results of operations and cash flow.

The Corporation's principal assets are gold reserves and mineralized material. The Corporation intends to acquire additional properties containing gold reserves and mineralized material. The price that Vista Gold pays to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. Vista Gold's future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale of some of these properties. The value of these gold reserves and mineralized material, and the value of any potential gold production therefrom, will vary in direct proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond the control of the Corporation, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns (such as the development of gold coin programs), speculative activities and increased production due to new mine developments and improved mining and production methods. The effect of these factors on the price of gold, and therefore the economic viability of any of the Corporation's projects, cannot accurately be predicted. Any drop in the price of gold or other precious metals would adversely affect the Corporation's asset values, revenues, profits and cash flows.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which Vista Gold has direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, Vista Gold could elect not to insure itself against such liabilities due to high premium costs or other reasons, in which event, the Corporation could incur significant costs that could have a material adverse effect on its financial condition.

Reserve calculations are estimates only, subject to uncertainty due to factors including metal prices and recoverability of metal in the mining process.

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

The Corporation's exploration and development operations are subject to environmental regulations, which could result in incurrence of additional costs and operational delays.

All phases of the Corporation's operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Corporation's operations. Vista Gold is currently subject to environmental regulations with respect to its properties in Nevada and Bolivia.

The Hycroft mine in Nevada occupies private and public lands. The public lands include unpatented mining claims on lands administered by the U.S. Bureau of Land Management. These claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada.

U.S. Federal Laws

The Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by the Corporation.

Under the Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. The Corporation's mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on the Corporation's production levels or create additional capital expenditures in order to comply with the rules.

The Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended imposes strict, joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. The Corporation cannot predict the potential for future CERCLA liability with respect to its Nevada property or surrounding areas.

Nevada Laws

At the state level, mining operations in Nevada are also regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection. Nevada state law requires the Hycroft mine to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, the Corporation is required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination, and landfill operations. Any changes to these laws and regulations could have an adverse impact on the Corporation's financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

Bolivia Laws

The Corporation is required under Bolivian laws and regulations to acquire permits and other authorizations before it can develop and mine the Amayapampa project. In Bolivia there is relatively new comprehensive environmental legislation, and the permitting and authorization process may be less established and less predictable than in the United States. There can be no assurance that the Corporation will be able to acquire necessary permits or authorizations on a timely basis. Delays in acquiring any permit or authorization could increase the development cost of the Amayapampa project, or delay the start of production.

Under Bolivian regulations, the primary component of environmental compliance and permitting is the completion and approval of an environmental impact study known as Estudio de Evaluacion de Impacto Ambiental, or EEIA. The EEIA provides a description of the existing environment, both natural and socio-economic, at the project site and in the region; interprets and analyzes the nature and magnitude of potential environmental impacts that might result from project activities, and describes and evaluates the effectiveness of the operational measures planned to mitigate the environmental impacts. Baseline environmental conditions, including meteorology and air quality, hydrological resources and surface water, are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If the Corporation's project is found to significantly adversely impact any of these baseline conditions, the Corporation could incur significant costs to correct the adverse impact, or delay the start of production.

The Corporation faces intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than those of the Corporation, Vista Gold may be unable to acquire additional attractive mining claims or financing on terms management considers acceptable. Vista Gold also competes with other mining companies in the recruitment and retention of qualified managerial and technical employees. If the Corporation is unable to successfully compete for qualified employees, its exploration and development programs may be slowed down or suspended.

Some of the Corporation's directors may have conflicts of interest as a result of their involvement with other natural resource companies.

Some of the Corporation's directors are directors or officers of other natural resource or mining-related companies. A. Murray Sinclair is currently a director of: Belvedere Resources Ltd., Breakwater Resources Ltd., Cheni Resources Ltd., Coubran Resources Ltd., Foxpoint Resources Ltd., Golden Sitka Resources Ltd., New Inca Gold Ltd. and Wolfden Resources Inc. Robert A. Quartermain is currently President and a director of Silver Standard Resources Inc., and is an officer and a director of Canplats Resources Corporation and of Pacific Sapphire Company Ltd. He is a director of Repadre Capital Corporation (which holds interests in resource properties) and Western Copper Holdings Ltd. C. Thomas Ogryzlo is the President and Chief Executive Officer of Canatec Development Corporation. Michael B. Richings is a director of L.B. Mining Ltd. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, the company in question will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. In accordance with the laws of the Yukon Territory, the directors of all companies are required to act honestly, in good faith and in the best interests of a company for which they serve as a director.

There may be challenges to the Corporation's title in its mineral properties.

There may be challenges to title to the mineral properties in which the Corporation holds a material interest. If there are title defects with respect to any of the Corporation's properties, the Corporation might be required to compensate other persons or perhaps reduce its interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert management's time from ongoing exploration and development programs.

The Corporation's property interests in Bolivia are subject to risks from political and economic instability in that country.

Vista Gold has property interests in Bolivia, which may be affected by risks associated with political or economic instability in that country. The risks include, but are not limited to: military repression, extreme fluctuations in currency exchange rates, labor instability or militancy, mineral title irregularities and high rates of inflation. Changes in mining or investment policies or shifts in political attitude in Bolivia may adversely affect the Corporation's business. The Corporation may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted.

The Corporation's financial position and results are subject to fluctuations in foreign currency values.

Because Vista Gold has mining exploration and development operations in North and South America, it is subject to foreign currency fluctuations, which may materially affect its financial position and results. The Corporation does not engage in currency hedging to offset any risk of currency fluctuations.

Vista Gold measures and reports its financial results in U.S. dollars. The Corporation has a mining project in Bolivia and it is looking for other projects in Mexico and in Central and South America. Economic conditions and monetary policies in these countries can result in severe currency fluctuations (as evidenced by the 1999 devaluation of the Brazilian real). The Bolivian Boliviano, for example, has fluctuated between U.S. $0.133 and $0.156, or 17%, over the past 12 months.

Currently all the Corporation's material transactions in Bolivia are denominated in U.S. dollars. However, if the Corporation begins commercial operations in Bolivia (or other Latin American countries) it is possible that material transactions incurred in the local currency, such as engagement of local contractors for major projects, will be settled at a U.S. dollar value that is different from the U.S. dollar value of the transaction at the time it was incurred. This could have the effect of undermining profits from the Corporation's operations in that country.

The Corporation may be unable to raise additional capital on favorable terms.

The exploration and development of the Corporation's development properties, specifically the construction of mining facilities and commencement of mining operations, may require substantial additional financing. Significant capital investment is required to achieve commercial production from each of the Corporation's non-producing properties. The Corporation will have to raise additional funds from external sources in order to restart mining activities at the Hycroft mine or begin construction and development activities at the Amayapampa project in Bolivia. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available, the Corporation may have to substantially reduce or cease operations.

The market price of the Corporation's Common Shares could decrease as a result of the impact of the significant increase in the number of outstanding shares that may result from conversion of the debentures and exercise of warrants pursuant to its 2002 issuances.

At September 12, 2002, the Corporation had outstanding 6,370,898 Common Shares (reflecting the 1-for-20 share consolidation effected by the Corporation as of June 19, 2002). On June 26, 2002, the Corporation filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale up to 7,999,974 shares (on a post-consolidation basis) to be offered by selling security holders pursuant to the Corporation's February 2002 private placement of units of Common Shares and warrants, and March 2002 private placement of convertible debentures, as discussed in Item 7, Consolidated Financial Statements, Note 14. If all of the debentures are converted and all the warrants exercised, the number of the Corporation's currently outstanding shares would more than double, to 12,856,255. The impact of the issuance of a significant amount of Common Shares from these debenture conversions and warrant exercises may place substantial downward pressure on the market price of the Corporation's Common Shares.

It may be difficult to enforce judgments or bring actions outside the United States against the Corporation and certain of its directors and officers.

Vista Gold is a Canadian corporation and certain of its directors and officers are neither citizens nor residents of the United States. A substantial part of the assets of several of these persons, and of Vista Gold, are located outside the United States. As a result, it may be difficult or impossible for an investor:

      o to enforce in courts outside the United States judgments obtained in United States courts based upon the civil liability provisions of United States federal securities laws against these persons and Vista Gold; or

      o to bring in courts outside the United States an original action to enforce liabilities based upon United States federal securities laws against these persons and Vista Gold.

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

Gold production, from continued leaching and rinsing of the heap leach pads, continued in 1999, 2000 and 2001. Production has declined steadily, as expected, although the recoveries from the heap leach pads have been better than originally anticipated. In 2001, the Hycroft mine produced 3,232 ounces of gold, gold production for 2002 is expected to be approximately 1,000 ounces.

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

To evaluate the potential for a similar favorable variance in the remaining Brimstone mineralized material, nine diamond drill holes for a total of 4,870 feet (1,484 meters) and 11 reverse-circulation drill holes for a total of 5,540 feet (1,689 meters) were completed in the unmined southern portion of the Brimstone deposit. Seventeen of the 20 holes were twin holes, which were used to establish an adjustment (upgrade) factor for the remaining Brimstone mineralized material. Working with MRDI engineers, a gold-grade enhancement of 25% was estimated.

During 1999 and the early part of 2000, Vista Gold completed a new study of the ore reserves in the Brimstone deposit, the largest ore deposit at the Hycroft Mine. Proven and probable minable reserves contained in the planned Brimstone Pit contain 23,791,000 tons (21,581,000 tonnes) of ore with an average gold content of 0.020 ounces per ton (0.69 grams per tonne). Ore reserve calculations were based upon a gold price of US$300 per ounce and an economic cut-off grade equivalent to 0.007 ounces of gold per ton of ore (0.24 grams per tonne). Extraction dilution at the Hycroft mine is negligible due to the large size of the of the pit and the continuity of the ore body. Metallurgical recovery of gold from run-of-mine leaching of the Brimstone ore is projected to be 57% and the planned pit would have a stripping ratio of 1.2-to-1. The ore reserves calculated at US$275 per ounce are not significantly different.

The planned pit contains an additional 2,349,000 tons (2,130,778 tonnes) of mineralized material with an average grade of 0.018 ounces per ton (0.62 grams per tonne).

Operating Statistics

Operating statistics for the Hycroft mine for the period 1997 to 2001 were as follows:

                                                                     Years ended December 31
                                                       ----------------------------------------------------
                                                       2001        2000        1999        1998        1997
                                                       ----        ----        ----        ----        ----
Ore and waste material mined (000's of tons).......     Nil         Nil         Nil      10,127      37,531
Strip ratio........................................     Nil         Nil         Nil        0.42        2.53
Ore processed (000's of tons)(1)...................     Nil         Nil         Nil       7,117      10,629
Ore grade (oz. gold/ton)...........................     N/A         N/A         N/A       0.018       0.020
Ounces of gold produced............................   3,232      13,493      40,075     112,685     117,378
Cash operating costs ($/oz. of gold)(2)............    $210        $183        $277        $229        $261

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

Mine Site Exploration

At the Hycroft mine in Nevada, nine diamond drill holes for 4,870 feet (1,485 meters) and 11 reverse-circulation drill holes for 5,540 feet (1,690 meters) were completed in the unmined southern portion of the Brimstone deposit in 1999. Seventeen of the 20 holes were twin holes, which were used to establish an upgrade factor for the remaining Brimstone mineralized material. The upgrade program was necessary in light of the fact that historical gold production from the Brimstone deposit was 26% greater than predicted from the 1995 ore reserves.

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

Current mineralized material at Brimstone is limited to the oxide cap of an apparently large but previously unexplored gold-bearing sulfide system. Two diamond drill holes, drilled in 1996 and earlier, have intercepted mineralized sulfides averaging 0.023 ounces per ton gold and 0.5 ounces per ton silver over intervals exceeding 500 feet (153 meters) in thickness. In 1996, the Corporation also intercepted 30 feet (nine meters) of gold mineralization in drill hole 95-2728.

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

In the fall of 1999, with gold prices rising above $300 per ounce, an update and additional optimization of the feasibility study was begun. It was completed in the first quarter of 2000. Based on a gold price of $300 per ounce, the proven and probable reserves at Amayapampa were calculated by Mine Reserve Associates, Inc., an independent consultant, to be 9.3 million tonnes (10.2 million tons) grading 1.76 grams per tonne (0.051 ounces per ton), containing 526,000 ounces of gold. Reserves include extraction dilution of 5% of the tonnes and 1% of the total ounces. Extraction dilution does not result in any losses of recoverable gold. The optimized study includes the same flow sheet consisting of a gravity and carbon-in-leach circuit with a projected metallurgical recovery of 84% and operating rate of 2,330 tonnes (2,563 tons) of ore per day.

Gold production during the first five years of operations is estimated to average approximately 47,400 ounces per year. The initial capital costs are estimated to be about $25 million, including contingency and necessary working capital. Average operating costs are estimated to be $7.99 per tonne ($7.25 per ton) of ore for a total cash cost of $168 per gold ounce. The Corporation is examining various development and production scenarios.

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

Location and Access

The Amayapampa property is located 300 kilometers (186 miles) southeast of La Paz in the Chayanta Municipality, Bustillos Province, Department of Potosi, in southwestern Bolivia (Latitude: 18(degree)34.5"S, Longitude: 66(degree)22.4"W). Access is via 268 kilometers (167 miles) of paved road from La Paz to Machacamarca near Oruro, followed by 100 kilometers (62 miles) of gravel road to Lagunillas, then 14 kilometers (nine miles) of dirt road to Amayapampa. Total driving time is about six hours. Charter air service is available to Uncia, 35 kilometers (22 miles) from the project.

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

Updated Feasibility Study

The Corporation began updating and optimizing the feasibility study on the Amayapampa property in the fall of 1999 and completed this work during the first quarter of 2000. Based on a gold price of $300 per ounce, the proven and probable reserves at Amayapampa were calculated by Mine Reserve Associates, Inc., an independent consultant, to be 9.3 million tonnes (10.2 million tons) grading 1.76 grams per tonne (0.051 ounces per ton), containing 526,000 ounces of gold. Extraction dilution assumed at the Amayapampa project is 5% of the tons and 1% of the total ounces. Extraction dilution does not result in any losses of recoverable gold. The optimized study includes the same flow sheet consisting of a gravity and carbon-in-leach circuit with a projected metallurgical recovery of 84% and operating at a rate of 2,330 tonnes (2,563 tons) of ore per day.

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

Mineral Ridge Resources Inc.

Mineral Ridge Resources Inc. ("MRRI"), a wholly owned subsidiary of Cornucopia Resources Ltd. ("Cornucopia"), a company not related to Vista Gold, completed construction of the plant at the Mineral Ridge mine in May 1997. For a number of reasons, principally mechanical problems in the plant, the Mineral Ridge mine never achieved Commercial Completion as defined in the related loan agreements with Dresdner Bank ("Dresdner"). Consequently, in December 1997, Cornucopia ceased operations at the Mineral Ridge mine.

Vista Gold acquired the Mineral Ridge mine on October 21, 1998, through the purchase of all of the shares of MRRI from Cornucopia. As consideration for the MRRI shares, Vista Gold issued 1,562,000 common shares with a market value of $250,000 to Cornucopia and also purchased from Cornucopia, on a private placement basis, 2,777,777 shares of Cornucopia (also a publicly-traded company) with a market value of $250,000. Vista Gold also contributed $5 million worth of mining equipment to MRRI, and a portion of the MRRI gold hedge position was liquidated to provide $3.5 million in working capital. Dresdner's loan to MRRI at the time was approximately $13.5 million; Dresdner lent to MRRI an additional $1.6 million to repay certain MRRI creditors. The total Dresdner loan of $15.1 million was secured by the MRRI assets, including the $5 million of mining equipment that Vista Gold had contributed; the loan was non-recourse as to Vista Gold.

In 1999, gold production from the Mineral Ridge mine was below expectations mainly because of mechanical problems in the plant, and the spot price for gold fell to approximately $260 per ounce. This resulted in the mine failing to meet its cash flow targets as defined in the loan agreement with Dresdner, and Dresdner notified MRRI that it was in default under the loan agreement. A number of options were considered and discussed with Dresdner, including the continuation of mining on a reduced scale, but agreement could not be reached. Consequently, on December 10, 1999, MRRI applied for protection under Chapter 11 of the U.S. Bankruptcy code.

Early in 2000, a trustee was appointed by the court to dispose of the assets of MRRI. At the end of 2000, all assets of MRRI had been disposed of and in January 2001, the MRRI Chapter 11 case was dismissed.

On August 25, 2000, United States Fidelity & Guarantee Company ("USF&G") filed an action in the United States District Court against Vista Gold Corp., Vista Gold Holdings, Inc., Stockscape.com Technologies, Inc., Cornucopia Resources, Inc., Red Mountain Resources, Inc. and Touchstone Resources, Inc. This action involved a General Contract of Indemnity in connection with the posting of a reclamation bond for mining activities by MRRI, the Corporation's wholly owned subsidiary that holds the investment in the Mineral Ridge mine, at Silver Peak, Nevada. In the action, USF&G sought to compel all of the defendants to post additional collateral for the bond in the total amount of $793,583. Neither Vista Gold Corp. nor Vista Gold Holdings, Inc. was a party to the General Contract of Indemnity and both denied any liability in connection therewith.

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

Estanislao Radic

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Shares

The Common Shares of Vista Gold are listed on the American Stock Exchange and The Toronto Stock Exchange under the symbol VGZ. The following table sets out the reported high and low sale prices on the American Stock Exchange and on The Toronto Stock Exchange for the periods indicated as reported by the exchanges:

                                  American Stock Exchange         The Toronto Stock Exchange
                                           (US$)                             (Cdn$)
                                  -----------------------         --------------------------
                                   High             Low               High             Low
                                   ----             ---               ----             ---
2000  1st quarter.............     0.16             0.09              0.22             0.13
      2nd quarter.............     0.13             0.09              0.16             0.13
      3rd quarter.............     0.11             0.06              0.18             0.10
      4th quarter.............     0.25             0.03              0.14             0.04

2001  1st quarter.............     0.13             0.05              0.17             0.06
      2nd quarter.............     0.15             0.07              0.18             0.10
      3rd quarter.............     0.11             0.07              0.15             0.09
      4th quarter.............     0.10             0.05              0.15             0.08

On March 18, 2002, the last reported sale price of the Common Shares of Vista Gold on the American Stock Exchange was $0.09 and on The Toronto Stock Exchange was Cdn $0.15. As at March 18, 2002, there were 112,315,040 Common Shares issued and outstanding, and Vista Gold had 909 registered shareholders of record.

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

Results of Operations

Summary

The Corporation's 2001 net loss was $3.3 million ($0.04 per share), compared to the 2000 net loss of $13.2 million ($0.15 per share). The improvement in 2001 is mainly attributable to a non-recurring $10.9 million write-down in 2000 for the impairment of mineral properties as discussed below, offset by an $0.8 million unusual expense in 2001 for the proposed settlement of the USF&G law suit, as discussed in Item 3, Legal Proceedings.

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

                                  Hycroft Mine

         Gold production and revenue                 2001         2000
         ---------------------------                 ----         ----

      Gold production (ounces)                       3,232        13,493

      Average revenue per ounce produced            $  275       $   278

      Total gold revenues (000s)                    $  890       $ 3,757

The decrease in gold production is attributable to the progressive depletion of recoverable gold in the Hycroft leach pads. Although this gradual decrease in production has been expected, 2001 production was 7.7% better than anticipated.

The decline in gold revenues in 2001 reflects the decrease in gold production from 2000. 2001 gold revenue of $0.9 million was substantially lower than the $3.8 million in revenues in 2000. Of this $2.9 million reduction in revenue, substantially the entire difference resulted from lower gold production in 2001 (3,232 ounces vs. 13,493 ounces in 2000). Slightly lower gold prices in 2001 ($275 per ounce average vs. $278 average in 2000) accounted for approximately $10,000 of the $2.9 million reduction in revenue.

Costs and expenses

Production costs at the Hycroft mine decreased to $0.7 million in 2001 from $2.6 million in 2000. The decrease was primarily due to the progressive reduction of leach solution volume processed at the Hycroft mine, with related reductions in manpower, in consumption of materials and supplies, and in electrical power.

                                  Hycroft Mine

                                                        2001         2000
                                                        ----         ----

                                                (In thousands, except per ounce)

      Production costs                                 $  746       $2,560

      Cash operating cost per ounce                    $  210       $  183

      Exploration and holding costs (Hycroft mine)     $1,106       $1,185

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

Management regularly reviews the carrying values of its long-lived assets. In 2000, based on these reviews, management wrote down the Amayapampa property in Bolivia by $10.6 million, and certain Hycroft assets by $0.3 million. No similar write-downs were deemed necessary in 2001. The $10.6 million write-down of the Amayapampa project in Bolivia in 2000 resulted from a carrying value review wherein the previously assumed long-term gold price of $325 per ounce, as assumed in 1999, was reduced to $300 per ounce in 2000, consistent with industry practice. The $25 per ounce change in the gold price assumption resulted in a reduction of approximately $10 million in expected future cash flows from the Amayapampa project. Accordingly an impairment loss was recognized.

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

On January 22, 2002, the Corporation announced that it had finalized an agency agreement for a private placement financing of $3.8 million, subject to shareholder and regulatory approvals. Approximately $1.0 million of this amount has been received by the Corporation, of which $0.8 million has been reserved and must be used for the settlement of the USF&G lawsuit disclosed in Item 3, Legal Proceedings. The remaining $2.8 million of this private placement is scheduled to be completed in March 2002. Details of this financing are fully discussed in Item 7, Consolidated Financial Statements, Note 14.

The Corporation anticipates that it would make cash expenditures to acquire gold projects, although no such acquisitions were pending as of the date of this Form 10-KSB. Management would expect to fund such acquisitions through a combination of cash and issuance of equity to the seller. In addition, the Corporation expects to spend approximately $200,000 per month (consisting primarily of concession fees, insurance and property taxes) to keep its gold properties in good standing, and for general administration. The Corporation expects to fund the $1 million cash component of the Paredones Amarillos project (letter of intent for purchase announced in May 2002) out of the $2.8 million proceeds received from its March 2002 issuance of convertible debentures. The monthly expenditures in connection with maintaining and administering the properties, as well as cash to be expended in connection with any near-term property acquisitions that the Corporation may undertake, are expected to be derived from funds to be received from exercises of an aggregate of approximately 4,000,000 warrants issued in the private placement transactions in February and March 2002. Each warrant is exercisable to purchase one common share at an exercise price of $1.50, for maximum aggregate proceeds from exercise of approximately $6 million.

Outlook

Management feels that the potential cash infusion from the above-mentioned private placement, together with the potential for subsequent cash infusions, should the warrants issued pursuant to this private placement be exercised, greatly improve the Corporation's short-term outlook and could provide funding that will allow the Corporation to fully apply its technical expertise to acquire and enhance gold exploration and development properties, while maintaining and improving its existing gold reserves in Nevada and Bolivia.

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management's Responsibility for Financial Information

To the Shareholders of Vista Gold Corp.

The consolidated financial statements are the responsibility of the Board of Directors and management. The accompanying consolidated financial statements of the Corporation have been prepared by management based on information available through March 18, 2002; these consolidated financial statements are in accordance with Canadian generally accepted accounting principles , and have been reconciled to United States generally accepted accounting principles as presented in Note 13.

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


/s/ Ronald J. McGregor                      /s/ John F. Engele
-------------------------------------       --------------------------
Ronald J. McGregor                          John F. Engele
President and Chief Executive Officer       Vice President Finance and Chief
                                            Financial Officer

Report of Independent Accountants

To the Directors of Vista Gold Corp.

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


/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, British Columbia, Canada
February 22, 2002, except as to Notes 1 and 14, which are as at March 18, 2002


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


/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, British Columbia, Canada
February 22, 2002

Vista Gold Corp.
Consolidated Balance Sheets
                                                            At December 31
                                                       ----------------------
                                                          2001         2000
                                                          ----         ----
                                                     (U.S. dollars in thousands)
Assets:
Cash and cash equivalents                              $     674    $      96
Accounts receivable                                          180          760
Supplies inventory and prepaid expenses                      301          464
                                                       ----------------------
Current assets                                             1,155        1,320
                                                       ----------------------
Property, plant and equipment - Note 3                    12,734       15,912
                                                       ----------------------
Total assets                                           $  13,889    $  17,232
                                                       ======================

Liabilities and Shareholders' Equity:
Accounts payable                                       $     145    $     218
Accrued liabilities and other - Note 8                     1,209          301
Current portion of long-term debt - Note 4                    --          695
                                                       ----------------------
Current liabilities                                        1,354        1,214
                                                       ----------------------
Accrued reclamation and closure costs - Note 5             3,134        3,339
Other liabilities                                           --              6
                                                       ----------------------
                                                           3,134        3,345
                                                       ----------------------
Total liabilities                                          4,488        4,559
                                                       ----------------------

Shareholders' Equity:
Capital stock, no par value per share - Note 6:
   Preferred - unlimited shares
     authorized; no shares outstanding
   Common - unlimited shares authorized; shares
     outstanding: 2001 and 2000 - 90,715,040             121,146      121,146
Deficit                                                 (110,260)    (106,985)
Currency translation adjustment                           (1,485)      (1,488)
                                                       ----------------------
Total shareholders' equity                                 9,401       12,673
                                                       ----------------------
Total liabilities and shareholders' equity             $  13,889    $  17,232
                                                       ======================
Nature of operations and going concern - Note 1

Commitments and contingencies - Note 7
Subsequent events - Note 14

Approved by the Board of Directors

/s/ C. Thomas Ogryzlo                     /s/ John M.Clark
---------------------                     -----------------------
C. Thomas Ogryzlo                         John M. Clark
Director                                  Director

The accompanying notes are an integral part of these consolidated financial statements.

Vista Gold Corp.

Consolidated Statements of Loss

                                                                         Years ended December 31
                                                               ----------------------------------------
                                                                    2001           2000          1999
                                                                    ----           ----          ----
                                                                       (U.S. dollars in thousands,
                                                                         except per share data)
Revenues:

Gold sales                                                           $890         $3,757        $19,496
Other revenues                                                         25             48            109
                                                               ----------------------------------------
Total revenues                                                        915          3,805         19,605
                                                               ----------------------------------------

Costs and expenses:
Production costs                                                      746          2,560         20,578
Depreciation, depletion and amortization                              301            867          4,421
Provision for reclamation and closure costs                            --             --            232
Operating leases                                                       --             --             44
Mineral exploration, property evaluation and holding costs          1,246          1,875          2,802
Corporate administration and investor relations                     1,158          1,244          1,183
Interest expense                                                       21            114          1,146
Loss (gain) on disposal of assets                                    (105)           (41)             5
Gain on sale of marketable securities                                  --           (280)            --
Equity in loss and impairment of Zamora Gold Corp.                     --             --            601
Other (income) expense                                                  9           (218)            74
Provision for settlement of USF&G suit - Notes 7 and 14               814             --             --
Write-down of mineral properties and other assets                      --         10,926         16,219
                                                               ----------------------------------------
Total costs and expenses                                            4,190         17,047         47,305
                                                               ----------------------------------------

Loss before income taxes                                           (3,275)       (13,242)       (27,700)
Income taxes - Note 10                                               --              (33)          --
                                                               ----------------------------------------
Loss for the year                                                 ($3,275)      ($13,209)      ($27,700)
                                                               ========================================
Weighted average shares outstanding                            90,715,040     90,715,040     90,715,040
-------------------------------------------------------------------------------------------------------
Basic and diluted loss per share                                   ($0.04)        ($0.15)        ($0.31)
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Vista Gold Corp.

Consolidated Statements of Deficit

                                               Years ended December 31
                                        -----------------------------------
                                          2001          2000           1999
                                          ----          ----           ----
                                             (U.S. dollars in thousands)

Deficit, beginning of year              $106,985       $93,776      $66,076

Loss for the year                          3,275        13,209       27,700

                                        -----------------------------------
Deficit, end of year                    $110,260      $106,985      $93,776
                                        ===================================


The accompanying notes are an integral part of these consolidated financial statements.

Vista Gold Corp.

Consolidated Statements of Cash Flows

                                                                          Years ended December 31
                                                                    -----------------------------------
                                                                      2001          2000         1999
                                                                      ----          ----         ----
                                                                        (U.S. dollars in thousands)
Cash flows from operating activities:
Loss for the year                                                   ($3,275)     ($13,209)     ($27,700)
Adjustments to reconcile loss for the year to cash used in
  operations:
Depreciation, depletion and amortization                                301           867         4,421
Recognition of hedging gains                                             --            --        (1,150)
Provision for reclamation and closure costs                              --            --           232
Reclamation and closure costs paid in the period                       (163)         (982)       (1,800)
Loss (gain) on disposal of assets                                      (105)          (41)            5
Gain on disposal of marketable securities                                --          (280)           --
Equity in loss and impairment of Zamora Gold Corp.                       --            --           601
Loss (gain) on currency translation                                       3            (7)           59
Write-down of mineral properties                                         --        10,926        16,219
Other non-cash items                                                    142            --           (11)
                                                                    -----------------------------------
                                                                     (3,097)       (2,726)       (9,124)
Changes in operating assets and liabilities:

Marketable securities                                                    --            --            13
Accounts receivable                                                     580           461         1,723
Gold inventory                                                           --           117         3,397
Realization of hedging gains acquired                                    --            --         3,041
Supplies inventory and prepaid                                            4           391          (133)
Accounts payable, accrued liabilities and other                         804        (1,039)         (664)
                                                                    -----------------------------------
Net cash used in operating activities                                (1,709)       (2,796)       (1,747)
                                                                    -----------------------------------
Cash flows from investing activities:
Additions to property, plant and equipment                               --            (7)       (1,917)
Proceeds on disposal of fixed assets and supplies                     2,982           810            86
Proceeds on disposal of marketable securities                            --           357            --
Investment in and advances to Zamora Gold Corp.                          --            --           (30)
Other assets                                                             --            22           139
                                                                    -----------------------------------
Net cash provided by (used in) investing activities                   2,982         1,182        (1,722)
                                                                    -----------------------------------
Cash flows from financing activities:
Repayment of debt                                                      (695)         (587)         (520)
Proceeds from debt                                                       --            --         1,500
                                                                    -----------------------------------
Net cash provided by (used in) financing activities                    (695)         (587)          980
                                                                    -----------------------------------
Net increase (decrease) in cash and cash equivalents                    578        (2,201)       (2,489)
Cash and cash equivalents, beginning of year                             96         2,297         4,786
                                                                    -----------------------------------
Cash and cash equivalents, end of year                              $   674      $     96      $  2,297
                                                                    ===================================

Supplemental cash flow disclosure - Note 9

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

(b)   Going concern

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern that assume the realization of assets and the discharge of liabilities in the normal course of business. As disclosed in Note 14, on January 22, 2002, the Corporation finalized an agency agreement for a private placement of $3.8 million, to be completed in two steps. On February 1, 2002 the first step was completed, resulting in the receipt of $1.026 million. $814,087 of this amount has been reserved, and must be used for the proposed settlement of an outstanding claim against the Corporation and other defendants by USF&G as disclosed in Note 7. The second step, which involves the issue of $2.77 million of convertible debentures subject to shareholder approval, is not yet completed. There can be no assurance that this $2.77 million debenture financing will be timely completed and approved by the shareholders. There is therefore, substantial doubt about the Corporation's ability to continue as a going concern. These financial statements do not give effect to any adjustments, which may be necessary should the Corporation be unable to continue as a going concern.

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

(b)   Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All material intercompany transactions and balances have been eliminated. The Corporation's subsidiaries and percentage ownership in these entities as of December 31, 2001 are:

                                                                       Ownership
--------------------------------------------------------------------------------

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

The accounts of integrated foreign operations are translated using the temporal method. Under this method, monetary assets and liabilities are translated at the year-end rate of exchange, non-monetary assets and liabilities are translated at the rates prevailing at the respective transaction dates, and revenue and expenses, except for depreciation, are translated at the average rate of exchange during the year. Translation gains and losses are reflected in the loss for the year.

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

(l)   Financial instruments

The recorded value of the Corporation's cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities and other, approximate their fair values due to the relatively short periods to maturity. The Corporation had no debt as of December 31, 2001.

(m)   Stock based compensation

The Corporation has a stock-based compensation plan, which is described in Note
6. No compensation expense is recognized for the plan when stock or stock options are issued to directors and employees. Any consideration paid by directors and employees on the exercise of stock options or the purchase of stock is credited to capital stock.

3.    Property, plant and equipment

Property, plant and equipment is comprised of the following:

                                                  2001                                        2000
-------------------------------------------------------------------------------------------------------------------

                                               Accumulated                                 Accumulated
                                              Depreciation,                               Depreciation,
                                               Amortization                               Amortization
                                                   and                                         and
Mineral properties                  Cost       Write-downs       Net           Cost        Write-downs       Net
-------------------------------------------------------------------------------------------------------------------

  Hycroft mine, United States     $ 21,917       $21,917          --         $ 21,917       $ 21,917          --

  Amayapampa, Bolivia               57,624        46,894        10,730         57,624         46,894        10,730
                                  --------       -------       -------       --------       --------       -------
                                  $ 79,541       $68,811       $10,730       $ 79,541       $ 68,811       $10,730
                                  --------       -------       -------       --------       --------       -------

Plant & equipment
------------------------------------------------------------------------------------------------------------------

  Hycroft mine, United States     $ 31,278       $29,397       $ 1,881       $ 39,036       $ 34,057       $ 4,979

  Amayapampa, Bolivia                  181           181          --              405            366            39

  Corporate assets, United
  States                               467           344           123            467            303           164
                                  --------       -------       -------       --------       --------       -------
                                  $ 31,926       $29,922       $ 2,004       $ 39,908       $ 34,726       $ 5,182
                                  --------       -------       -------       --------       --------       -------

------------------------------------------------------------------------------------------------------------------

  Total Property, Plant and
  Equipment                       $111,467       $98,733       $12,734       $119,449       $103,537       $15,912
                                  ========       =======       =======       ========       ========       =======

Sale of Mining Equipment

During 2001, Hycroft mining equipment with a net book value of $2.8 million, was sold for $2.9 million.

Royalties

The Crofoot property at the Hycroft mine is subject to a 4% net profit royalty. During 2001, 2000 and 1999 there was no mining activity and as a result the Corporation did not pay any Crofoot royalties

The Lewis property at the Hycroft mine is subject to a 5% net smelter royalty. During 2001 and 2000 only nominal minimum royalties were required in relation to this property. During 1999 royalties paid were $123,000.

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

At December 31, 2001, 1,500,000 Common Shares were reserved for issuance under options granted to directors, officers and management employees. These options expire as follows:

                 Year of Expiration        Number of Options
                 ------------------        -----------------
                        2004                       5,715
                        2005                     112,143
                        2006                     171,428
                        2007                     435,714
                        2008                      50,000
                        2009                     100,000
                        2010                     200,000
                        2011                     425,000
                                               ---------
                        Total                  1,500,000

The following tables summarize information about stock options under the Plan:

                                              2001                       2000                       1999
------------------------------------------------------------------------------------------------------------------
                                                  Weighted-                  Weighted-                   Weighted-
                                                   Average       Number      Average         Number      Average
                                     Number of     Exercise        of        Exercise         of         Exercise
                                      Shares        Price        Shares        Price         Shares       Price
                                      (000)'s      (Cdn.$)       (000)'s      (Cdn.$)       (000)'s      (Cdn.$)
------------------------------------------------------------------------------------------------------------------
Outstanding - beginning of year        1,758        $0.212        2,308        $0.237        2,270       $1.630
Cancelled                               --            --           --            --         (2,270)       1.630
Granted                                  425         0.120          275         0.070        2,500        0.237
Forfeited / expired                     (683)        0.222         (825)        0.235         (192)       0.235
                                      ------        ------       ------        ------       ------       ------
Outstanding - end of year              1,500        $0.181        1,758         0.212        2,308       $0.237


                             Options Outstanding and Exercisable
--------------------------------------------------------------------------------------------------------------------
                                              Weighted-
                             Number            Average            Weighted-             Number          Weighted-
      Range of           Outstanding at       Remaining            Average          Exercisable at       Average
      Exercise           Dec. 31, 2001     Contractual Life     Exercise Price      Dec. 31, 2001     Exercise Price
   Prices (Cdn.$)            (000)             (years)             (Cdn.$)              (000)            (Cdn.$)
--------------------------------------------------------------------------------------------------------------------
      $ 0.070               200                 9.00               $ 0.070               200             $ 0.070
        0.120               425                 9.50                 0.120               425               0.120
        0.235               775                 5.20                 0.235               775               0.235
        0.250               100                 7.25                 0.250               100               0.250
                            ---                                      -----                                 -----
--------------------------------------------------------------------------------------------------------------------
                          1,500                                    $ 0.181             1,500             $ 0.181

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

8.    Accrued liabilities and other

                                                     2001           2000
-------------------------------------------------------------------------

USF&G settlement (Notes 7 and 14)                   $  814         $   --
Trade payables and other accruals                      395            301
                                                    ------         ------
                                                    $1,209         $  301

9.    Supplemental cash flow disclosure

                                                 2001        2000         1999
--------------------------------------------------------------------------------

Cash paid (received) during the year for:
Interest                                       $    21     $   114     $  1,146
Income taxes                                        --         (33)         196

10.   Income taxes

(a) A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Corporation's effective income tax expenses (recovery) is as follows:

                                                 2001        2000         1999
--------------------------------------------------------------------------------

Income taxes at statutory rates                $(1,412)    $(5,959)    $(12,440)
Increase (decrease) in taxes from:
   Permanent differences                             2        (149)         (84)
   Differences in foreign tax rates                270       2,214        1,592
   Benefit of losses not recognized              1,140       3,894       10,932
   Large Corporations Tax                           --         (33)          --
                                               -------     -------     --------
                                               $    --     $   (33)    $     --
                                               =======     =======     ========

(b) Future income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company's future tax assets as at December 31, are as follows:

Future income tax assets                                   2001           2000
--------------------------------------------------------------------------------

Excess tax value over carrying value of
property, plant and equipment                           $  9,383       $  9,649
Operating and capital loss carryforwards                  15,859         15,672
Accrued reclamation provision                              1,057          1,111
                                                        --------       --------
                                                          26,299         26,432
Valuation allowance for future tax assets                (26,299)       (26,432)
                                                        --------       --------
                         Total                                --             --
                                                        ========       ========

The Corporation has incurred income tax losses in prior periods of $43.5 million, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

                            Canada         United States         Total
----------------------------------------------------------------------
2002                           442             1,358             1,800
2003                           417             5,418             5,835
2004                         1,718             1,373             3,091
2005                         7,774                --             7,774
2006                           638                --               638
2007                           464                --               464
2008                           467               388               855
2009                            --                11                11
2010                            --             5,106             5,106
2011                            --             9,415             9,415
2019                            --             5,301             5,301
2020                            --               310               310
2021                            --             2,926             2,926
                           -------           -------           -------
                           $11,920           $31,606           $43,526
                           =======           =======           =======

11.   Retirement plans

The Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Service code, which is available to permanent U.S. employees. The Corporation makes contributions of up to 4% of eligible employees' salaries. The Corporation's contributions were as follows: 2001 - $ 28,764; 2000 - $56,000; and 1999 - $
126,000.

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

The significant differences in the consolidated statements of loss relative to U.S. GAAP were as follows:

                                                              Year ended December 31
                                                         --------------------------------
                                                           2001         2000         1999
                                                           ----         ----         ----
Loss for the year - Canadian GAAP                        $(3,275)    $(13,209)    $(27,700)
Impairment of mineral properties (b)                          --       (7,637)      13,248
Amortization reduction (b)                                    --           99          736
Revenue Recognition (d)                                       81         (172)
Cumulative impact of adopting SAB 101 (d)                     --          (59)          --
                                                         -------     --------     --------
Net loss - U.S. GAAP for the  year before other
comprehensive income adjustments                          (3,194)     (20,978)     (13,716)
Unrealised (gains) losses on marketable securities (c)        --          144          (21)
Foreign currency exchange gain (loss) (c)                      3           (7)          59
                                                         -------     --------     --------
Comprehensive loss                                       $(3,191)    $(20,841)    $(13,678)
                                                         =======     ========     ========

Loss per share                                            $(0.04)      $(0.23)      $(0.15)
                                                         =======     ========     ========

The significant differences in the balance sheet as at December 31, 2001 and 2000 relative to U.S. GAAP were:

                                                   2001                                   2000
                                    ----------------------------------    -------------------------------------
                                      Per Cdn     Cdn/U.S.    Per U.S.      Per Cdn.     Cdn/U.S.      Per U.S.
                                        GAAP        Adj.        GAAP         GAAP         Adj.         GAAP
                                        ----        ----        ----         ----         ---          ----
Current assets (d)                  $   1,155    $    (30)   $   1,125    $   1,320     $   (231)   $   1,089
Property, plant and equipment (b)      12,734      (7,637)       5,097       15,912       (7,637)       8,275
Common shares (a)                     121,146      76,754      197,900      121,146       76,754      197,900
Contributed surplus (a)                    --       2,786        2,786           --        2,786        2,786
Retained deficit (a, b, d)           (110,260)    (87,327)    (197,587)    (106,985)     (87,408)    (194,393)

Statement of Changes in Shareholders' Equity under U.S. GAAP

                                                                                                                 Other
                                          Number of                                              Cumulative     Compre-
                                           Common         Share     Contributed                  Translation    hensive
                                           Shares        Capital      Surplus       Deficit      Adjustment     Income
                                           ------        -------      -------       -------      ----------     ------

Balance at December 31, 1998             90,715,040      $197,900      $2,786      $(159,699)      $(1,540)      $(123)

Currency translation adjustment (c)              --            --          --             --            59          --
Comprehensive income (c)                         --            --          --             --            --         (21)
Net Loss                                         --            --          --        (13,716)           --          --
                                         ----------      --------      ------      ---------       -------       -----
Balance at December 31, 1999             90,715,040      $197,900      $2,786      $(173,415)      $(1,481)      $(144)

Comprehensive income (c)                                                                                           144
Currency translation adjustment (c)              --            --          --             --            (7)         --
Net Loss                                         --            --          --        (20,978)           --          --
                                         ----------      --------      ------      ---------       -------       -----
Balance at December 31, 2000             90,715,040      $197,900      $2,786      $(194,393)      $(1,488)      $   0
Currency translation adjustment (c)              --            --          --             --             3          --
Net Loss                                         --            --          --         (3,194)           --          --
                                         ----------      --------      ------      ---------       -------       -----
Balance at December 31, 2001             90,715,040      $197,900      $2,786      $(197,587)      $(1,485)      $   0

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

                                                           2001          2000         1999
                                                           ----          ----         ----
Net earnings (loss) under U.S. GAAP     As reported     $ (3,194)     $(20,978)    $(13,716)
                                        Pro forma         (3,214)      (20,993)     (14,077)
Loss per share under U.S. GAAP          As reported        (0.04)        (0.23)       (0.15)
                                        Pro forma          (0.04)        (0.23)       (0.16)

The fair value of each option grant is estimated on the date of grant for all plans using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

                              ----------------------------------------------
                                  2001            2000              1999
                              ----------------------------------------------
Expected volatility              75.0%           61.9%             61.9%
Risk-free interest rate          5.00%       5.09% to 5.74%        4.81%
Expected lives                  2 years         2 years          4.5 years
Dividend yield                     0%              0%                0%

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

The second step of the private placement, comprised of convertible debentures ("Debentures") in the principal amount of $2,774,000 to various investors, and 4,325,925 special warrants (the "Agent's Special Warrants") to Global, as consideration for its services as agent in connection with the Debenture Offering, is scheduled to be completed in March 2002, at which time the gross proceeds raised by the issuance of the Debentures will be placed in escrow. Subject to shareholder approval, the Debentures are convertible into units (the "Debenture Units") at a price of $0.0513 per Debenture Unit, with each Debenture Unit consisting of one Common Share and one Warrant with the same terms as the Offered Units (described above). The Debentures bear interest at a rate of 1% per annum and will mature on September 20, 2003 (the "Maturity Date"), unless they are converted or otherwise become due and payable prior to that date. Subject to shareholder approval prior to March 18, 2007, the Agent's Special Warrants are convertible into 4,325,925 Agent's Units, with each Agent's Unit consisting of one Common Share and one Warrant with the same terms as the Offered Units.

Subject to shareholder approval (the "Approval") of the Debenture Offering at the Meeting, and the release to the Corporation from escrow of the gross proceeds raised by the issuance of the Debentures (as described below), the Debentures may, at the option of the holder, be converted into Debenture Units at any time prior to the Maturity Date. In addition, if the Approval is obtained at the Meeting, the Debentures will automatically be converted into Debenture Units on the later of (i) the date a registration statement filed under the United States Securities Act of 1933 (a "Registration Statement") relating to the Debentures, the Debenture Units and the common shares and Warrants underlying the Debenture Units is declared effective by the United States Securities and Exchange Commission (the "SEC"), and (ii) the date the gross proceeds raised by the issuance of the Debentures are released to the Corporation from escrow (as described below). Also, if Approval is obtained the Debentures will become due and payable, in cash, at the option of the holder at any time after September 20, 2002, if by such date the SEC has not declared effective a Registration Statement relating to the Debentures, the Debenture Units and the Common Shares and Warrants underlying the Debenture Units.

The gross proceeds raised by the issuance of the Debentures will remain in escrow pending shareholder approval of the Debenture Offering at the Meeting and the dismissal of the USF&G lawsuit. If shareholders approve the Debenture Offering at the Meeting, these proceeds will be released to the Corporation within three business days of the later of the Meeting or the date the USF&G lawsuit is dismissed. If shareholders do not approve the Debenture Offering at the Meeting, the proceeds from the issuance of the Debentures and all accrued interest will be returned to investors. The Agent's Special Warrants will not be converted into Agent's Units unless shareholder approval is obtained at the Meeting or at a subsequent meeting prior to March 18, 2007.

The TSE has approved the Debenture Offering, subject to, among other things, shareholders approving the issuance of the Debentures and the Agent's Special Warrants at the Meeting.

If shareholders approve the Debenture Offering at the Meeting, management of the Corporation expects that the Debentureholders will nominate a person to be appointed as a director of the Corporation.

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

   Name, Residence,                                                   Principal Occupation,
   Position and Age             Director Since                        Business or Employment
----------------------       --------------------       --------------------------------------------------
John M. Clark                   May 18, 2001            Chartered Accountant, President of Investment and
Toronto, Ontario                                        Technical Management Corp., a firm engaged in
Director                                                corporate finance and merchant banking, from
Age - 46                                                February 1999 to present; independent consultant
                                                        providing investment and management advisory
                                                        services from February 1998 to January 1999;
                                                        Executive Chairman of Laurasia Resources Limited, an
                                                        oil and gas company, from 1988 to February 1998.

Ronald J. McGregor              May 19, 1999            President and Chief Executive Officer of Vista Gold
Littleton, Colorado                                     from September 2000 to present; Vice President,
Director                                                Development and Operations of Vista Gold from July
Age - 54                                                1996 to September 2000.

C. Thomas Ogryzlo               March 8, 1996           Businessman; President and Chief Executive Officer
Toronto, Ontario                                        of Canatec Development Corporation, a resource
Director                                                management company, from January 2000 to present;
Age - 62                                                President and Chief Executive Officer of Black Hawk
                                                        Mining Inc. and its subsidiary, Triton Mining
                                                        Corporation, both gold mining companies, from July
                                                        1997 to January 2000; prior thereto, Chairman of
                                                        Kilborn SNC-Lavalin Inc., an engineering group.

Michael B. Richings             May 1, 1995             Mining  engineer;  formerly,  President  and Chief
Littleton, Colorado                                     Executive  Officer of Vista Gold from June 1995 to
Director                                                September 2000.
Age - 57

   Name, Residence,                                                   Principal Occupation,
   Position and Age             Director Since                        Business or Employment
----------------------       --------------------       --------------------------------------------------
A. Murray Sinclair              February 21, 2002       Businessman,  Director of Quest Management  Corp.,
Vancouver, British Columbia                             a firm that  provides  management  services to the
Director                                                resource industry,  from December 1996 to present;
Age - 40                                                President and Director of Quest Ventures Ltd., a
                                                        firm that provides merchant banking services to the
                                                        resource industry, from September 1997 to present.

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

Name, Position & Age            Held Office Since           Business Experience During Past Five Years
----------------------       -----------------------    --------------------------------------------------

Ronald J. McGregor              September 8, 2000       President and Chief Executive Officer of Vista Gold
President, Chief Executive                              from September 8, 2000 to present; Vice President
Officer and Director                                    Development and Operations for Vista Gold from July 1,
Age - 54                                                1996 to September 8, 2000.

John F. Engele                  May 1, 2001             Vice President, Finance of Vista Gold from May 1,
Vice President, Finance and                             2001 to present; Director of Accounting, Vista Gold,
Chief Financial Officer                                 from March 2001 to April 2001; Director of Planning,
Age - 50                                                Analysis and Operations Accounting, Echo Bay Mines
                                                        Ltd. from June 1996 to February 2001.

Name, Position & Age            Held Office Since           Business Experience During Past Five Years
----------------------       -----------------------    --------------------------------------------------
Robert L. Folen                 September 15, 2000      Vice President, Finance of Vista Gold from September
Vice President, Finance                                 15, 2000 to May 1, 2001; Accounting Manager of
Age - 50                        (until May 1, 2001)     Hycroft Resources and Development Inc. and Mineral
                                                        Ridge Resources Inc., from October 1998 to September
                                                        2000; Accounting Manager of Hayden Hill Mine,
                                                        Sleeper Mine and Wind Mountain Mine for Amax Gold
                                                        Inc., from December 1994 to September 1998.

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

Documents Filed as Part of Report

Financial Statements

The following consolidated financial statements of the Corporation are filed as part of this report:

1. Report of Independent Accountants dated February 22, 2002 except as to Notes 1 and 14, which are as at March 18, 2002

2.    Consolidated Balance Sheets - At December 31, 2001 and 2000.

3. Consolidated Statements of Loss - Years ended December 31, 2001, 2000, and 1999.

4. Consolidated Statements of Deficit - Years ended December 31, 2001, 2000 and 1999.

5. Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000, and 1999.

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

Exhibits

The following exhibits are filed as part of this report:

================================================================================
 Exhibit Number                          Description
 --------------                          -----------
================================================================================
      3.01 Articles of Continuation filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      3.02 By-Law No. 1 of Vista Gold filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      3.03        Share Certificate of Vista Gold (File No. 1-9025)
--------------------------------------------------------------------------------
      3.04        Amended By-Law No. 1 of Vista Gold (File No.1-9025)
================================================================================

================================================================================
      10.01 Lease and Option dated July 1, 1985 between Henry C. Crofoot, trustee, and Hycroft Resources - Development Inc. (Crofoot Patented Claims), as amended, filed as Exhibit 10.8 to Granges' Registration Statement on Form S-1, as amended, and incorporated herein by reference (File No. 33-17974)
--------------------------------------------------------------------------------
      10.02 Lease and Option dated July 1, 1985, between Henry C. Crofoot, trustee, and Hycroft Resources - Development Inc. (Crofoot Unpatented Claims), as amended, filed as Exhibit 10.9 to Granges' Registration Statement on Form S-1, as amended, and incorporated herein by reference (File No. 33-17974)
--------------------------------------------------------------------------------
      10.03 Lewis Mine Lease and Assignment Agreement included in the Assignment of Mining Lease dated January 23, 1987 among Standard Slag Company, Hycroft Lewis, Hycroft Resources Corporation and Granges, filed as Exhibit 10.7 to Granges' Registration Statement on Form S-1, as amended, and incorporated herein by reference (File No. 33-17974)
--------------------------------------------------------------------------------
      10.04 Amendment Agreement dated January 14, 1988, among Henry C. Crofoot et al and Hycroft Resources - Development Inc. filed as Exhibit 10.13 to Granges' Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended, and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.05 Lewis Hycroft Agreement dated January 10, 1989, among Frank W. Lewis, Hycroft Lewis and Hycroft Resources - Development Inc. filed as Exhibit 10.16 to Granges' Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended, and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.06 Second Amendment Agreement dated March 3, 1989, among Henry C. Crofoot et al and Hycroft Resources - Development Inc. filed as Exhibit 10.24 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.07 Second Lewis-Hycroft Agreement dated March 15, 1991 among Frank W. Lewis, Granges, Hycroft Resources - Development Inc. and Hycroft Lewis filed as Exhibit 10.20 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.08 Third Amendment Agreement dated August 16, 1991 among Henry C. Crofoot et al, Hycroft Resources & Development Inc. and Blackrock Properties, Inc. filed as Exhibit 10.25 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.09 Agreement dated May 13, 1994 between Granges and Atlas Corporation filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1994 and incorporated herein by reference (File No.1-9025)
--------------------------------------------------------------------------------
      10.10 Purchase and Sale Agreement dated June 24, 1994 between Granges and Hudson Bay Mining and Smelting Co., Limited filed as Exhibit 10.10 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      10.11 Amalgamation Agreement dated February 24, 1995 between Granges and Hycroft Inc. included in the Joint Management Information Circular of Granges and Hycroft Inc. filed as Exhibit 20.1 to the Form 8-K dated May 1, 1995 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.12 Agreement dated February 24, 1995 between Granges and Atlas Corporation filed as Exhibit 2.03 to the Form 20-F for the period ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.13 Employment Agreement dated June 1, 1995 between Granges and Michael B. Richings filed as Exhibit 10(i) to the Form 10-Q for the quarterly period ended June 30, 1995 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.14 Private Placement Subscription Agreement dated August 25, 1995 between Granges and Zamora filed as Exhibit 10.10 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.15 Letter of Intent between Granges and Atlas Corporation dated as of October 4, 1995 to enter into an Exploration Joint Venture Agreement filed as Exhibit 10.14 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.16 Registration Agreement between Granges and Atlas Corporation dated as of November 10, 1995 filed as Exhibit 10.12 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.17 Indemnification Agreement between Granges and Atlas Corporation dated as of November 10, 1995 filed as Exhibit
                  10.13 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.18 Commitment letter dated November 14, 1995 between Granges and Deutsche Bank AG filed as Exhibit 10.09 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.19 Exploration and Purchase Option Agreement effective June 7, 1996 between Granges and L.B. Mining filed as Exhibit 2.01 to the Form 20-F for the year ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.20 Special Warrant Indenture dated June 7, 1996 between Granges and Montreal Trust filed as Exhibit 2.02 to the Form 20-F for the year ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.21 Warrant Indenture dated June 7, 1996 between Granges and Montreal Trust filed as Exhibit 2.03 to the Form 20-F for the year ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.22       Stock Option Plan of Vista Gold dated November 1996 (File No.
                  1-9025)
--------------------------------------------------------------------------------
      10.23 Supplemental Warrant Indenture made as of November 1, 1996 between Vista Gold and Montreal Trust with respect to the Warrant Indenture dated April 25, 1996 between Granges and Montreal Trust filed as Exhibit 1.01 to the Form 20-F for the year ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      10.24 Supplemental Warrant Indenture made as of November 1, 1996 between Vista Gold and Montreal Trust with respect to the Warrant Indenture dated June 7, 1996 between Granges and Montreal Trust filed as Exhibit 1.02 to the Form 20-F for the year ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.25 Establishment of Operating Credit Facility dated November 22, 1996 from The Bank of Nova Scotia to Vista Gold and accepted by Vista Gold on November 26, 1996 filed as Exhibit 2.05 to the Form 20-F for the year ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.26 Termination Agreement dated January 10, 1997 between Granges (U.S.) Inc. and Atlas filed as Exhibit 1.03 to the Form 20-F for the year ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.27 Credit Agreement dated as of February 20, 1997 between The Bank of Nova Scotia and Hycroft Inc. filed as Exhibit 2.06 to the Form 20-F for the year ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.28 Guaranty dated as of February 20, 1997 by Vista Gold in favor of The Bank of Nova Scotia filed as Exhibit 2.07 to the Form 20-F for the year ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.29 Amendment No. 1 dated as of September 30, 1997 between The Bank of Nova Scotia and Hycroft Inc. Credit Agreement dated as of February 20, 1997 between The Bank of Nova Scotia and Hycroft Inc. filed as Exhibit 1.01 to the Form 20-F for the year ended December 31, 1998 and incorporated herein by reference (File No. 1-9025)
--------------------------------------------------------------------------------
      10.30 Letter Agreement of Private Placement dated April 24, 1998 between Zamora and Gribipe and Amendment dated June 1, 1998 to Letter Agreement of Private Placement Agreement dated April 24, 1998 (File No. 1-9025)
--------------------------------------------------------------------------------
      10.31 Share Purchase Agreement dated October 21, 1998 among Cornucopia Resources Ltd., Cornucopia Resources Inc., Vista Gold Holdings Inc. and Vista Gold (File No. 1-9025)
--------------------------------------------------------------------------------
      10.32 Restated and Amended Loan Agreement dated as of October 21, 1998 between Mineral Ridge Inc. and Dresdner Bank AG, New York and Grand Cayman Branches (File No. 1-9025)
--------------------------------------------------------------------------------
      10.33 Stock Option Plan of Vista Gold dated November 1996 as amended in November 1998 (File No. 1-9025)
--------------------------------------------------------------------------------
      10.34 Loan and Security Agreement dated as of April 12, 1999 between Hycroft Resources & Development, Inc. and Finova Capital Corporation. (File No. 1-9025)
--------------------------------------------------------------------------------
      10.35 Voluntary Petition under Chapter 11 of the U.S. Bankruptcy Code dated December 10, 1999 filed by Mineral Ridge Resources Inc. (File No. 1-9025 )
--------------------------------------------------------------------------------
      10.36 Sale Agreement dated January 31, 2000 on one hand between David O'Connor and Vista Gold and on the other hand Empresa Minera Multiple Capacirca. (File No. 1-9025)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      10.37 Employment Agreement dated September 8, 2000 between Vista Gold and Ronald J. McGregor. (File No. 1-9025)
--------------------------------------------------------------------------------
      10.38 Agency Agreement dated February 1, 2002 between Vista Gold and Global Resource Investments Ltd. (File No. 1-9025)
--------------------------------------------------------------------------------
      10.39 Amendment Agreement dated March 18, 2002 between Vista Gold and Global Resource Investments Ltd. (File No. 1-9025)
--------------------------------------------------------------------------------
      24.01       Powers of Attorney (File No. 1-9025)
--------------------------------------------------------------------------------

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

                                          VISTA GOLD CORP.

Dated:  September 13, 2002           By:  /s/ Ronald J. McGregor
                                          --------------------------------------
                                          Ronald J. McGregor,
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated:  September 13, 2002           By:  /s/ Ronald J. McGregor
                                          --------------------------------------
                                          Ronald J. McGregor,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Dated: September 13, 2002            By:  /s/ John F. Engele
                                          --------------------------------------
                                          John F. Engele
                                          Vice President Finance and Chief
                                          Financial Officer (Principal Financial
                                          and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

================================================================================
        Signature                           Capacity                 Date
================================================================================
/s/ Ronald J. McGregor                  Director              September 13, 2002
----------------------------
Ronald J. McGregor
--------------------------------------------------------------------------------
           *                            Director              September 13, 2002
----------------------------
John M. Clark
--------------------------------------------------------------------------------
           *                            Director              September 13, 2002
----------------------------
C. Thomas Ogryzlo
--------------------------------------------------------------------------------
           *                            Director              September 13, 2002
----------------------------
Michael B. Richings
--------------------------------------------------------------------------------
           *                            Director              September 13, 2002
----------------------------
A. Murray Sinclair
--------------------------------------------------------------------------------
                                        Director
----------------------------
Robert A. Quartermain
================================================================================

* Pursuant to a Power of Attorney dated March 18, 2002, the undersigned by signing his name hereby signs this report in the name and on behalf of the foregoing directors.


/s/ Ronald J. McGregor
---------------------------
Ronald J. McGregor