Form 10QSB
period 2002-09-30
VISTA GOLD CORP
filed 2002-11-13
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

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

                                  9,306,504
                                  ---------

Common Shares, without par value, outstanding at November 12, 2002

                                VISTA GOLD CORP.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                          PAGE

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)                                  3
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    12
ITEM 3.   CONTROLS AND PROCEDURES                                          14


                           PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS                                                15
ITEM 2.   CHANGES IN SECURITIES                                            15
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                  15
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              15
ITEM 5.   OTHER INFORMATION                                                15
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 16

                                  SIGNATURES                               16


In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


VISTA GOLD CORP.
CONSOLIDATED BALANCE SHEETS

                                            SEPTEMBER 30,        December 31,
                                                2002                 2001
(U.S. DOLLARS IN THOUSANDS)                 -------------        ------------
ASSETS:                                      (unaudited)
Cash and cash equivalents                    $   1,265             $    674
Marketable securities                              171                    -
Accounts receivable                                314                  180
Supplies and other                                 192                  301
                                             ----------           ----------
 Current assets                                  1,942                1,155

Property, plant and equipment - Note 3          14,538               12,734
                                             ----------           ----------
 Total assets                                $  16,480            $  13,889
                                             ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                             $     127            $     145
Accrued liabilities and other - Note 6             524                1,209
                                             ----------           ----------
 Current liabilities                               651                1,354

Payables to be settled with equity                  15                    -
Accrued reclamation and closure costs            3,106                3,134
                                             ----------           ----------
 Total liabilities                               3,772                4,488
                                             ----------           ----------

Capital stock, no par value per share: - Note 4
 Preferred-unlimited shares authorized;
 no shares outstanding
 Common-unlimited shares authorized;
 shares outstanding:
  2002 - 8,856,268 and 2001 - 4,535,752        125,711              121,146
Deficit                                       (111,517)            (110,260)
Currency translation adjustment                 (1,486)              (1,485)
                                             ----------           ----------
 Total shareholders' equity                     12,708                9,401
                                             ----------           ----------
  Total liabilities and shareholders' equity $  16,480            $  13,889
                                             ==========           ==========

Nature of operations - Note 2
Commitments and contingencies - Note 5

VISTA GOLD CORP.
CONSOLIDATED STATEMENTS OF LOSS

                                                   Three Months Ended         Nine Months Ended
                                                      September 30               September 30
(U.S. DOLLARS IN THOUSANDS,                        ------------------         -----------------
EXCEPT SHARE DATA)                                  2002        2001           2002           2001
                                                   ------      ------         ------         ------
                                                (Unaudited)  (Unaudited)   (Unaudited)    (Unaudited)
REVENUES:
Gold sales - Note 7                           $        -    $      195     $        -     $      817

COSTS AND EXPENSES:
Production costs - Note 7                              -           150              -            674
Depreciation, depletion and amortization              18            47             56            151
Exploration, property evaluation and holding costs    84           361            525            905
Corporate administration and investor relations      284           267            938            899
Interest expense                                       6             1             14             20
Loss (gain) on disposal of assets                      -           (37)           (83)           (77)
Other expense (income)                                (3)           26             (2)             9
Cost recoveries related to USF&G lawsuit - Note 8      -             -           (240)             -
Write down of marketable securities                   49             -             49              -
                                               ---------     ---------      ---------      ---------
 Total costs and expenses                            438           815          1,257          2,581

Net loss                                      $     (438)   $     (620)    $   (1,257)    $   (1,764)
                                               =========     =========      =========      =========
Weighted average shares outstanding            7,308,224     4,535,752      5,969,703      4,535,752

Basic and diluted loss per share              $    (0.06)   $    (0.14)    $    (0.21)    $    (0.39)


VISTA GOLD CORP.
CONSOLIDATED STATEMENTS OF DEFICIT

                                                   Three Months Ended         Nine Months Ended
                                                      September 30               September 30
                                                   ------------------         -----------------
(U.S. DOLLARS IN THOUSANDS)                         2002        2001           2002          2001
                                                   ------      ------         ------        ------
                                                (UNAUDITED)  (Unaudited)   (UNAUDITED)    (Unaudited)
Deficit, beginning of period                    $(111,079)   $(108,129)    $(110,260)     $(106,985)
Net Loss                                             (438)        (620)       (1,257)        (1,764)
                                                ---------    ---------     ---------      ---------
Deficit, end of period                          $(111,517)   $(108,749)    $(111,517)     $(108,749)
                                                =========    =========     =========      =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.

VISTA GOLD CORP.
CONSOLIDATED STATEMENTS OF CASHFLOW

                                                   Three Months Ended         Nine Months Ended
                                                      September 30               September 30
                                                   ------------------         -----------------
(U.S. DOLLARS IN THOUSANDS)                         2002        2001           2002          2001
                                                   ------      ------         ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:           (Unaudited)  (Unaudited)   (Unaudited)    (Unaudited)
Loss for the period                              $    (438)   $    (620)    $  (1,257)     $  (1,764)
ADJUSTMENTS TO RECONCILE LOSS FOR THE
  PERIOD TO CASH PROVIDED BY (USED IN)
  OPERATIONS:
Depreciation, depletion and amortization                18           47            56            151
Reclamation and closure costs paid                     (32)         (62)          (28)          (137)
Loss (gain) on disposal of assets                        -          (37)          (83)           (77)
Cost recoveries related to USF&G lawsuit - Note 8        -            -          (240)             -
Write-down of marketable securities                     49            -            49              -
Gain on currency translation                            (1)          (4)           (1)            (4)
Other non-cash items                                    15            -            15             (6)

CHANGE IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable                                   (148)         616          (134)           467
Supplies inventory and prepaid expenses                 52          136           110             97
Accounts payable and accrued liabilities                59            6          (898)          (162)
                                                  --------     --------      --------       --------
  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                              (426)          82        (2,411)        (1,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment            (866)           -          (866)             -
Proceeds on disposal of fixed assets and supplies        -          291           246          2,908
                                                  --------     --------      --------       --------
  NET CASH PROVIDED BY INVESTING ACTIVITIES           (866)         291          (620)         2,908

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                        -            -             -           (619)
Net proceeds from (costs of) private
  placement - Note 4                                   (31)           -           813              -
Net proceeds from convertible debentures - Note 4        -            -         2,774              -
Proceeds from the exercise of stock options              -            -            35              -
                                                  --------     --------      --------       --------
  NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                (31)           -         3,622           (619)

Net increase (decrease) in cash and
  cash equivalents                                  (1,323)         373           591            854
                                                  --------     --------      --------       --------
Cash and cash equivalents, beginning of period       2,588          577           674             96
                                                  --------     --------      --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 1,265        $ 950       $ 1,265         $  950
                                                  ========     ========      ========       ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.
FOR INFORMATION ABOUT MATERIAL NON-CASH TRANSACTIONS, SEE NOTES 3, 4 AND 8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars unless specified otherwise)

1.   General

The consolidated interim financial statements of Vista Gold Corp. (the "Corporation") as of September 30, 2002 for the three and nine month periods ended September 30, 2002, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in
Note 10, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States. In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2001.

On June 19, 2002, the Corporation effected a consolidation of its common shares on a 1-for-20 basis. The shares began trading on a post-consolidation basis on that date. All references to common shares in this document are on a post-consolidation basis, unless otherwise indicated.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as follows:

(a) On January 1, 2002, the Corporation adopted the new recommendations of the Canadian Institute of Chartered Accountants, CICA 3870, for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. The Corporation has chosen not to apply the fair value based method of accounting for employee stock-based compensation plans. Awards granted to non-employees will be accounted for using the fair value method. This new standard was adopted prospectively for awards granted on or after January 1, 2002.

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

The Amayapampa project in Bolivia is being held for development, pending higher gold prices. The Paredones Amarillos project in Mexico, acquired on August 29, 2002, will be studied to identify operating and cost improvement opportunities.

Management has estimated that the Corporation will have adequate funds, from existing working capital and proceeds from warrants exercised subsequent to the period, to meet its obligations for the coming year. If the Corporation were to acquire additional gold projects, it would be necessary to obtain additional funding. The Corporation has reserved 3,999,987 common shares to be issued upon exercise of warrants (Note 4) which have an exercise price of $1.50 per share, and a five-year term, some of which have already been exercised. The current value of the Corporation's shares is substantially higher than $1.50, consequently, the Corporation expects the holders of the warrants to continue to exercise their warrants. Exercise is at the option of the warrant holder. If all warrants were exercised, the Corporation would receive an aggregate of $6.0 million. However, there can be no assurance that all or any additional warrants will be exercised.


3.   Property, plant and equipment

Property, plant and equipment is comprised of the following:

($ 000's)                               September 30, 2002                  December 31, 2001
                                --------------------------------     --------------------------------
                                            Accumulated                         Accumulated
                                           Depreciation,                       Depreciation,
                                           Amortization,                       Amortization,
MINERAL PROPERTIES                  Cost    Write-downs    Net          Cost    Write-downs     Net
                                --------------------------------     --------------------------------
Hycroft mine, United States      $ 21,917     $21,917    $     -      $ 29,917     $21,917    $     -
Nevada projects, United States         78           -         78             -           -          -
Amayapampa, Bolivia                57,624      46,894     10,730        57,624      46,894     10,730
Paredones Amarillos, Mexico         2,048           -      2,048             -           -          -
                                --------------------------------     --------------------------------
                                 $ 81,667     $68,811    $12,856      $ 79,541     $68,811     10,730
                                --------------------------------     --------------------------------
PLANT & EQUIPMENT
Hycroft mine, United States      $ 30,072     $28,395    $ 1,677      $ 31,278     $29,397    $ 1,881
Amayapampa, Bolivia                   181         181          -           181         181          -
Corporate, United States              331         326          5           467         344        123
                                --------------------------------     --------------------------------
                                 $ 30,584     $28,902    $ 1,682      $ 31,926     $29,922    $ 2,004
                                --------------------------------     --------------------------------
Total property, plant and
equipment                        $112,251      97,713    $14,538      $111,467     $98,733    $12,734
                                --------------------------------     --------------------------------


The recoverability of the carrying values of the Hycroft mine and the Amayapampa project is dependent upon the successful start-up or the sale of these properties. Restart of the Hycroft mine and development of the Amayapampa project will depend, among other things, on management's ability to raise additional capital for these purposes. Although the Corporation has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future. The acquisition of the Paredones Amarillos gold project in Mexico was completed on August 29, 2002, as disclosed in the Corporations' Current Report on Form 8-K filed with the SEC on August 30, 2002. The total cost of this project included cash payments of $788,000 for acquisition and related costs, the issuance of equity units valued at $943,000 (Note 4) and a future cash payment of $317,000 due August 29, 2003. The Nevada projects are more fully discussed in Note 11.


4.   Capital stock

COMMON SHARES ISSUED AND OUTSTANDING

                                                           Number of shares    Value (000's)
                                                           ---------------------------------
At December 31, 2001, outstanding*                             4,535,752          $121,146
Private placement, net                                         1,296,296               813
Conversion of convertible debentures                           2,703,690             2,774
Shares issued for acquisition of gold properties, net            303,030               943
Exercise of stock options                                         17,500                35
                                                           ---------------------------------
                                                               8,856,268          $125,711
                                                           =================================

* On June 19, 2002, the Corporation effected a consolidation of its common shares on a 1-for-20 basis. At December 31, 2001, pre-consolidation shares outstanding = 90,715,040

As previously disclosed in the Corporation's Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2002, and June 30, 2002, the Corporation effected a two-step private placement transaction (the "Private Placement") in February and March 2002. In the first step of the Private Placement (the "Unit Offering"), the Corporation issued 1,000,000 units to Stockscape.com Technologies Inc. (since amalgamated into Quest Investment Corporation), at a price of $1.026 per unit for an aggregate purchase price of $1,026,000. Each unit consisted of one common share and one share purchase warrant exercisable for one additional common share at $1.50, until February 1, 2007. The Corporation also issued 80,000 units to Global Resource Investments Ltd. ("Global") as consideration for its services as agent in connection with the Unit Offering. In the second step of the Private Placement (the "Debenture Offering"), the Corporation issued $2,774,000 aggregate principal amount of convertible debentures. The debentures were convertible into debenture units at a price of $1.026 per debenture unit, each consisting of one common share and one 5-year warrant (termed a "debenture warrant") entitling the holder to purchase one common share at a price of $1.50 until March 18, 2007. As consideration for its services as agent in connection with the Debenture Offering, the Corporation issued to Global special warrants exercisable for 216,296 units, with each unit consisting of one common share and one warrant with the same terms as the share and warrant components, respectively, of the debenture units. The Corporation incurred $213,000 in direct costs connected with the Private Placement.

On September 19, 2002, a Registration Statement on Form S-3 filed under the Securities Act of 1933 for the registration for resale of 7,999,974 common shares (including shares already issued as well as shares to be issued, all in connection with the Private Placement), was declared effective by the SEC. As a result of this registration statement becoming effective, the Corporation's $2,774,000 convertible debentures issued in the Debenture Offering were automatically converted, pursuant to their terms, into 2,703,690 common shares and the same number of debenture warrants. The registration included
3,999,987 shares issuable upon the exercise of warrants, including the warrants issued in the Unit Offering and the debenture warrants, having the respective expiration dates as noted in the preceding paragraph. As of September 30, 2002, none of these warrants have been exercised.

On August 29, 2002, the Corporation issued 303,030 equity units priced at Cdn.$4.95 (approximately U.S.$3.17) with each unit including one common share and one two-year warrant to purchase one common share at a price of Cdn. $6.88 (approximately U.S.$4.40), as partial consideration for the acquisition of the Paredones Amarillos gold project (Note 3). As of September 30, 2002, none of these warrants have been exercised.

17,500 options issued under the Corporation's Stock Option Plan were to purchase the Corporation's common shares for an aggregate price of $35,000.

The Corporation applies the recommendations of the Canadian Institute of Chartered Accountants ("CICA") Handbook Section 3870 in accounting for Stock-Based Compensation. Under the Corporation's Stock Option Plan,
10,000 stock options (200,000 on a pre-consolidation basis) were issued to directors of the Corporation in March 2002. Subject to regulatory and shareholder approval, 619,500 stock options were issued to directors, officers and employees in July 2002, half of which were vested immediately and half of which will vest in July 2003. Had compensation been recorded using the fair-value method for the stock options granted since January 1, 2002, the Corporation's loss and loss per share for Canadian GAAP would have been adjusted to the pro forma amounts indicated below:

                                                             Nine Months Ended
                                                            September 30, 2002
Net loss - as reported (000's)                                     $(1,257)
Net loss - pro forma (000's)                                        (1,743)
Loss per share - as reported                                         (0.21)
Loss per share - pro forma                                           (0.29)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants:

                                   March Options       July Options
Expected volatility                     50.0%               50.0%
Risk-free interest rate                 3.50%               3.50%
Expected lives                        5 years             3 years
Dividend yield                             0%                  0%

5.   Commitments and contingencies

The Corporation has provided a guarantee of $5.1 million with respect to reclamation obligations under an approved reclamation plan at the Hycroft mine. It is possible that the Corporation's estimates of its reclamation and closure liability and related bonding could change as a result of changes in regulations and/or cost estimates.


6.   Accrued liabilities and other

As discussed in "Part II - Item 1. Legal Proceedings" in the Corporation's Form 10-QSB for the quarter ended June 30, 2002, the Corporation settled the USF&G lawsuit for which it had previously provided $0.8 million.


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


8.   Cost recoveries related to USF&G lawsuit

The Corporation has received from Golden Phoenix Minerals, Inc. ("GPMI"), the current owner of the Mineral Ridge Mine, 628,931 common shares, valued at $220,000 in consideration for benefits GPMI received as a direct result of the Corporation's facilitation of the USF&G settlement. In addition, the final settlement amount for the USF&G lawsuit was $20,000 less than originally estimated and provided for.


9.   Geographic and segment information

The Corporation operates in the gold mining industry, has gold projects in the United States, Mexico and South America and has exploration properties in the United States, Canada and South America. Its major product and only identifiable segment is gold, and all gold revenues and substantially all operating costs are derived in the United States. Geographic segmentation of capital assets is provided in Note 3.


10. Differences between Canadian and United States generally accepted accounting principles

The Corporation prepares its financial statements in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States. The measurement effect of these GAAP differences on the consolidated statements of loss were as follows:

CONSOLIDATED STATEMENTS OF LOSS

                                                          Three Months Ended                   Nine Months Ended
                                                    Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002     Sept. 30, 2001
                                                    --------------------------------    ---------------------------------
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)       (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

Net loss - Canadian GAAP                              $  (438)            $ (620)           $(1,257)        $(1,257)
Financing costs                                          (111)                -               (222)               -
Revenue recognition                                         -                77                150               37
Unrealized loss on marketable securities                   49                 -                 49                -
Benficial conversion feature                           (2,494)                -             (2,774)               -
                                                    --------------------------------    ---------------------------------
  Net loss - U.S. GAAP                                 (2,994)             (543)            (4,054)          (1,220)

Unrealized loss on marketable securities                  (49)                -                (49)               -
Unrealized foreign currency gain (loss)                    (1)                1                 (1)               -
                                                    --------------------------------    ---------------------------------
  Comprehensive loss - U.S. GAAP                      $(3,044)           $ (542)           $(4,104)         $(1,220)
                                                    ================================    =================================
Basic loss per share - U.S. GAAP                      $ (0.42)           $(0.12)           $ (0.69)         $ (0.27)

In 2001, the Corporation recognized revenue upon adsorption of gold onto carbon. In accordance with U.S. GAAP, revenue is not recorded before title is passed. Also in accordance with U.S. GAAP, unrealized gains or losses on marketable securities are segregated for the derivation of comprehensive income.

The special warrants issued to the agent as compensation for its services in connection with the Debenture Offering (Note 4) are valued and included as a financing cost of the related debentures.

The measurement effect of GAAP differences on the consolidated balance sheets were as follows:

CONSOLIDATED BALANCE SHEETS

                                              September 30, 2002                             December 31, 2001
                                     ---------------------------------------     --------------------------------------
                                      Per Cdn.      Cdn./U.S.      Per U.S.      Per Cdn.       Cdn./U.S.      Per U.S.
                                        GAAP           Adj.          GAAP          GAAP            Adj.          GAAP
(U.S. DOLLARS IN THOUSANDS)                        (Unaudited)
Current assets and deferred costs    $   1,942      $      -      $   1,942      $   1,155      $   (150)     $   1,005
Property, plant and equipment           14,538        (7,637)         6,901         12,734        (7,637)         5,097
Current liabilities                        651             -            651          1,354             -          1,354
Long term liabilities                    3,121             -          3,121          3,134             -          3,134
Capital stock                          125,711        76,754        202,465        121,146        76,754        197,900
Special warrants                             -           222            222              -             -              -
Contributed surplus                          -         5,560          5,560              -         2,786          2,786
Other comprehensive income              (1,486)          (49)        (1,535)        (1,485)            -         (1,485)
Deficit                               (111,517)      (90,123)      (201,640)      (110,260)      (83,327)      (197,587)


The conversion feature of the convertible debentures (the "Beneficial Conversion Feature") was in the money at the date of issue. The debentures were fully converted on September 19, 2002 (Note 4), accordingly the fair value of the Beneficial Conversion Feature is recognized as a charge to net loss and as an addition to contributed surplus.


11.  Subsequent events

As previously disclosed in the Corporations' Current Report on Form 8-K filed with the SEC on October 9, 2002, the Corporation completed a transaction for the acquisition of a 100% interest in each of two Nevada gold projects from Newmont USA Limited, doing business as Newmont Mining Corporation ("Newmont"). Under the terms of the transaction, the total purchase price for both projects includes the Corporation assuming all of Newmont's obligations with respect to the properties, including work commitments; and paying Newmont $1.5 million, comprised of $300,000 in cash and $700,000 in Equity Units (defined below) priced at $3.54, paid and issued, respectively, at closing; and $500,000 in Equity Units to be issued on the first anniversary of the closing, with pricing based on the weighted average closing price of the Corporation's common shares on the 10 trading days immediately preceding the first anniversary date. The equity units (the "Equity Units") consist of one common share and one common share purchase warrant. The warrants in both installments will have a two-year term and will be priced at 125% of the respective Equity Unit valuation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (U.S. dollars in thousands, unless specified otherwise)

RECENT DEVELOPMENTS
On September 19, 2002, a Registration Statement on Form S-3 filed under the Securities Act of 1933 for the registration for resale of 7,999,974 common shares already issued, as well as shares to be issued, all in connection with the Corporation's Private Placement (as defined in the Financial Statements
- Note 4), was declared effective by the SEC. As a result of this registration statement becoming effective, the Corporation's $2,774,000 convertible debentures were automatically converted into 2,703,690 common shares and the same number of warrants. The registration included 3,999,987 shares issuable upon the exercise of warrants, including those warrants issued upon conversion of the convertible debentures. Each warrant entitles the holder to purchase one common share of the Corporation at $1.50 until February 1, 2007 (as to warrants issued in the first step of the Private Placement as described in Note 4), and until March 18, 2007 (as to warrants issued upon conversion of the convertible debentures).

RESULTS OF OPERATIONS
The Hycroft mine is on care and maintenance. Mining activities were suspended at Hycroft in 1998 and, as expected, gold production has declined steadily since that time. Currently, solution is being circulated over the heap leach pads to enhance evaporation. As the solution is circulated over the heap leach pads, it is passed through a carbon plant, where small amounts of gold are adsorbed onto activated carbon. Subsequently the gold is stripped from the carbon, refined and sold. As discussed in the Financial Statements - Note 7, gold sales are no longer recorded as such, but are accounted for as an offset to exploration, property evaluation and holding costs. Accordingly, gold revenues in the three and nine months ended September 30, 2002 were nil, compared to $0.2 million and $0.8 million for the respective periods in 2001. The 2001 gold revenues were a result of 580 ounces of gold production. Similarly, production costs were nil for the three and nine months ended September 30, 2002 compared to production costs of $0.2 million and $0.7 million for the respective periods in 2001.

Depreciation, depletion and amortization for the three months ended
September 30, 2002 totalled $18,000, compared to $47,000 for the same period in 2001. Depreciation, depletion and amortization for the nine months ended September 30, 2002 totalled $56,000, compared to $151,000 for the same period in 2001. A significant portion of the Hycroft property, plant and equipment has been sold and a substantial portion of the remaining equipment has been fully depreciated.

Exploration, property evaluation and holding costs, for the three months ended September 30, 2002 totaled $0.1 million, compared to $0.4 million for the same period in 2001; and $0.5 million for the nine months ended September 30, 2002 compared to $0.9 million for the same period in 2001. The 2002 costs reflect cost reduction initiatives at the Hycroft mine and in Bolivia.

Corporate administration costs for the three month and nine month periods ended September 30, 2002 were $0.3 million and $0.9 million respectively, similar to the costs incurred for the same periods in 2001. Future corporate administration costs are expected to increase slightly because of renewed business development and investor relations programs.

Net gains from disposals of Hycroft equipment during the nine months ended September 30, 2002 totalled $30,000, compared to net gains of $77,000 for the same period in 2001. Net gains from disposals of assets during the nine months ended September 30, 2002 include a gain of $53,000 from the disposal of Canadian exploration claims.

As described in Financial Statements - Note 8, the Corporation received from Golden Phoenix Minerals, Inc. ("GPMI"), the current owner of the Mineral Ridge Mine, 628,931 common shares in consideration for benefits GPMI received as a direct result of the Corporation's facilitation of the USF&G settlement. The Corporation has recorded these as marketable securities. A $49,000 write-down to market value has been made to reflect an estimated $171,000 fair value of these shares.

Net cash used in operations was $0.4 million for the three months ended September 30, 2002 and $2.4 million for the nine months ended September 30, 2002. This compares to $0.1 million cash provided and $1.4 cash used respectively for the same periods in 2001. The increased cash usage for the three-month period results mainly from differences with respect to the timing of gold sales, partially offset by lower operating costs in 2002. The increased net cash used in operations for the nine months ended September 30, 2002 is a result of the use of $0.8 million for the settlement of the USF&G lawsuit as discussed in the Financial Statements - Note 6, and the timing of gold sales, offset by lower severance payments and lower operating costs in 2002. For the nine months ended September 30, 2002, $0.2 million was provided from the sale of equipment and mining claims, compared to $2.9 million provided in the same period in 2001, which involved the sale of four haul trucks and one shovel from the Hycroft mine. The Corporation used $0.9 million as partial consideration in acquiring the Paredones Amarillos gold project in Mexico, and to evaluate for acquisition, two gold projects in Nevada (see Financial Statements - Note 3). The Corporation made no capital expenditures in 2001. As discussed in the Financial Statements -
Note 4, for the nine months ended September 30, 2002, the Corporation raised $3.6 million, net of associated costs, from a private placement of equity and convertible debentures, which were fully converted on September 19, 2002. The Corporation also received $35,000 from the exercise of stock options during the nine month period ended September 30, 2002. $0.6 million was used in financing activities to repay a long-term equipment loan in the same period in 2001.

FINANCIAL CONDITION
The Corporation's consolidated cash balance at September 30, 2002 was $1.3 million, compared to a cash balance of $0.7 million at December 31, 2001; working capital was $1.3 million as of September 30, 2002 compared to a working capital deficit of $0.2 million at December 31, 2001. This improvement resulted from the Private Placement financing as discussed in the Financial Statements -
Note 4, and above in RESULTS OF OPERATIONS.

Management has estimated that the Corporation will have adequate funds, from existing working capital and proceeds from warrants exercised subsequent to the period, to meet its obligations for the coming year. Pursuant to the Private Placement as discussed in the Financial Statements - Note 4, the Corporation has reserved 3,999,987 common shares to be issued upon exercise of warrants, which have an exercise price of $1.50 per share, and a five-year term, some of which have already been exercised. The current value of the Corporation's shares is substantially higher than $1.50, consequently, the Corporation expects the holders of the warrants to continue to exercise their warrants during the fourth quarter of 2002. Exercise is at the option of the warrant holder. If all warrants were exercised, the Corporation would received an aggregate of $6.0 million. However, there can be no assurance that all or any additional warrants will be exercised.


OUTLOOK
Management believes that the Corporation's current working capital together with the potential for raising additional funds upon the exercise of the warrants will be adequate to allow the Corporation to fully apply its technical expertise to evaluate, acquire and enhance gold properties with the potential to host commercially feasible gold deposits, while maintaining and improving its existing gold properties in Nevada, Mexico and Bolivia.

On October 8, 2002, the Corporation completed the acquisition of two gold projects from Newmont USA Limited, doing business as Newmont Mining Corporation ("Newmont"). Under the terms of the transaction, the total purchase price for both projects includes the Corporation assuming all of Newmont's obligations with respect to the properties, including work commitments; and paying Newmont $1.5 million, comprised of $300,000 in cash and $700,000 in Equity Units (defined in the Financial Statements - Note 11) priced at $3.54, paid and issued, respectively, at closing; and $500,000 in Equity Units to be issued on the first anniversary of the closing, with pricing based on the weighted average closing price of the Corporation's common shares on the 10 trading days immediately preceding the first anniversary date. As part of the transaction, the Corporation has agreed to complete at least 20,000 feet of drilling at the Maverick Springs project and 4,000 feet of drilling at the Mountain View project, within two years.

Although management believes that the resumption of mining at Hycroft would be economic at current gold price levels, the Corporation is under no pressure to make any short-term production decisions which could prematurely deplete this potentially valuable gold resource. Hycroft is a large epithermal gold system with multiple targets for high-grade mineralization, it remains one of the most under-explored gold systems in Nevada. Management believes there is good potential to add oxide reserves and to discover high-grade zones.

The Paredones Amarillos project will be held pending improved gold prices. Management will be reviewing ways to reduce the holding costs of this property. In addition, management plans to review the key assumptions employed in the feasibility study completed on this project in 1996, and consider alternative operating methods designed to improve the economics of the project.

In Bolivia, holding costs have been reduced to a minimum and the project will be held pending improved gold prices.


ITEM 3.  CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, the Corporation's principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described below, the Corporation is not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which is, or would be, likely to have a material adverse effect upon the Corporation or its operations, taken as a whole.

In April 1998, a legal dispute was initiated in Bolivia by a Mr. Estanislao Radic who brought legal proceedings in the lower penal court against Mr. Raul Garafulic and the Corporation, questioning the validity of the Mr. Garafulic's ownership of the Amayapampa property. Please see "Part I - Item 3. Legal Proceedings" as included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001, as amended, for information about this matter.


ITEM 2.   CHANGES IN SECURITIES

On August 29, 2002, at the closing of the Paredones Amarillos gold project acquisition, the Corporation issued to Viceroy Resource Corporation
303,030 equity units priced at Cdn $4.95 per unit (approximately U.S.$3.17), each consisting of one common share and one two-year warrant to purchase one common share for Cdn $6.88 (approximately U.S.$4.40).

On September 19, 2002, a Registration Statement on Form S-3 filed under the Securities Act of 1933 for the registration for resale of 7,999,974 common shares, including shares already issued as well as shares to be issued, all in connection with the Corporation's Private Placement announced January 22, 2002 (see Financial Statements -- Note 4), was declared effective. As a result, all of the $2,774,000 convertible debentures issued in the second part of the Private Placement, the closing of which was announced March 20, 2002, were automatically converted to common shares and warrants to purchase common shares, pursuant to the debenture terms as previously disclosed in reports including the Corporation's 2001 Annual Report on Form 10-KSB, as amended. Of the
7,999,974 common shares registered, 1,514,617 common shares had already been issued. An additional 2,485,370 shares and the same number of share purchase warrants were issued as a result of the automatic conversion of the convertible debentures. The registration included 3,999,987 shares issuable upon the exercise of warrants, including those warrants issued upon conversion of the convertible debentures. Each warrant entitles the holder to purchase one common share of the Corporation at $1.50 until February 1, 2007 (as to warrants issued in the first step of the Private Placement as described in Note 4), and until March 18, 2007 (as to warrants issued upon conversion of the convertible debentures).


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


ITEM 5.   OTHER INFORMATION

                  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          (b)     Reports on Form 8-K

                  The following Current Reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 2002:

                  1. Report dated July 23, 2002, pursuant to Item 5, regarding the completion of due diligence on the Paredones Amarillos gold project.
                  2. Report dated August 29, 2002, pursuant to Item 5, regarding the completion of the acquisition of the Paredones Amarillos gold project and the engagement of a financial adviser.
                  3. Report dated September 3, 2002, pursuant to Item 5, regarding a non-binding letter of intent to purchase projects from Newmont.
                  4. Report dated September 19, 2002, pursuant to Item 5, regarding the effective date of the Form S-3 registration statement and the automatic conversion of convertible debentures.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VISTA GOLD CORP.
                                       (Registrant)



Date:   November 12, 2002              By: /s/ Ronald J. McGregor
                                          -------------------------------------
                                          Ronald J. McGregor
                                          President and Chief Executive Officer


Date:   November 12, 2002              By: /s/ John F. Engele
                                          -------------------------------------
                                          John F. Engele
                                          Vice President Finance and
                                          Chief Financial Officer

                                  CERTIFICATION

     I, Ronald J. McGregor, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Vista Gold Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 12, 2002               /s/ RONALD J. MCGREGOR
                                        ----------------------
                                        Ronald J. McGregor,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                  CERTIFICATION

     I, John F. Engele, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Vista Gold Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 12, 2002           /s/ JOHN F. ENGELE
                                    --------------------------------------------
                                    John F. Engele,
                                    Vice President Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)