Form 10-K
period 2002-12-31
VISTA GOLD CORP
filed 2003-03-26
CIK 783324

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2002

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS); AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES /X/ NO / /

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE ACT): Yes / / No /X/

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K: / /

AGGREGATE MARKET VALUE OF OUTSTANDING COMMON SHARES HELD BY NON-AFFILIATES:

As of June 28, 2002, being the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $11,900,000.

OUTSTANDING COMMON SHARES: As of March 19, 2003, 12,411,725 Common Shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: To the extent herein specifically referenced in Part III, portions of the registrant's definitive Proxy Statement for the 2003 Annual General Meeting of Shareholders. See Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                          PAGE
                                        --------
GLOSSARY..............................         1
CURRENCY..............................         3
METRIC CONVERSION TABLE...............         3
UNCERTAINTY OF FORWARD-LOOKING
  STATEMENTS..........................         3
                     PART I
ITEM 1. BUSINESS......................         4
ITEM 2. PROPERTIES....................        12
ITEM 3. LEGAL PROCEEDINGS.............        20
ITEM 4. SUBMISSION OF MATTERS TO VOTE
  OF SECURITY
  HOLDERS.............................        20
                    PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON
  EQUITY AND RELATED STOCKHOLDER
  MATTERS.............................        21
ITEM 6. SELECTED FINANCIAL DATA.......        23
ITEM 7. MANAGEMENT'S DISCUSSION AND
  ANALYSIS OF FINANCIAL CONDITION AND
  OPERATING RESULTS...................        23
ITEM 7A. QUANTITATIVE AND QUALITATIVE
  DISCLOSURES ABOUT MARKET RISK.......        26

                                          PAGE
                                        --------
ITEM 8. CONSOLIDATED FINANCIAL
  STATEMENTS AND SUPPLEMENTARY DATA...        27
ITEM 9. CHANGES IN AND DISAGREEMENTS
  WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE................        54

                    PART III
ITEM 10. DIRECTORS AND OFFICERS OF
  REGISTRANT..........................        54
ITEM 11. COMPENSATION OF DIRECTORS AND
  OFFICERS............................        54
ITEM 12. SECURITY OWNERSHIP OF CERTAIN
  BENEFICIAL OWNERS AND MANAGEMENT....        54
ITEM 13. CERTAIN RELATIONSHIP AND
  RELATED TRANSACTIONS................        54
ITEM 14. CONTROLS AND PROCEDURES......        54

                    PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT
  SCHEDULES AND REPORTS ON FORM 8-K...        55

                                    GLOSSARY

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

"COMPUTERSHARE" means Vista Gold's registrar and transfer agent, Computershare Trust Company of Canada (formerly Montreal Trust Company of Canada).

"CORPORATION" means the consolidated group consisting of Vista Gold Corp. and its subsidiaries Hycroft Resources & Development, Inc., Hycroft Lewis
Mine, Inc., Vista Gold Holdings Inc., Vista Gold U.S. Inc., Vista Nevada Corp., Granges Inc., Vista Gold (Antigua) Corp., Minera Paredones Amarillos S.A. de C.V., Compania Inversora Vista S.A., Minera Nueva Vista, S.A., Compania Exploradora Vistex S.A.

"CUT-OFF GRADE" means the grade below which mineralized material or ore will be considered waste.

"DEPOSIT" means an informal term for an accumulation of mineral ores.

"DIAMOND DRILL" means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, two centimeters or more in diameter.

"DORE" means unrefined gold and silver bullion consisting of approximately 90% precious metals, which will be further refined to almost pure metal.

"FAULT" means a fracture in rock along which there has been displacement of the two sides parallel to the fracture.

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

"SEDIMENT" means solid material settled from suspension in a liquid.

"STOCKWORK" means a rock mass interpenetrated by small veins of mineralization.

"STRIKE", when used as a noun, means the direction, course or bearing of a vein or rock formation measured on a level surface and, when used as a verb, means to take such direction, course or bearing.

"STRIKE LENGTH" means the longest horizontal dimension of an orebody or zone of mineralization.

"STRIPPING RATIO" means the ratio of waste to ore in an open pit mine.

"SULPHIDE" (or "SULFIDE") means a compound of sulfur and some other element.

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

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

Vista Gold Corp. (the "Corporation") is currently engaged in the evaluation, acquisition, exploration and improvement of gold exploration and potential development projects. The Corporation's approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the mineralized material. In addition, the Corporation looks for opportunities to improve the value of its gold projects through exploration drilling, and/or introducing technological innovations. The Corporation expects that emphasis on gold project acquisition and improvement will continue in the future.

Currently the Corporation owns or controls six gold properties: the Maverick Springs and Mountain View projects and the Hycroft mine, all in Nevada; the Long Valley project in east central Califorina; the Paredones Amarillos project in Baja, Mexico; and the Amayapampa project in Bolivia. Additional information about these projects is available in "Item 2. Properties". The Corporation also owns several exploration claims in Canada and approximately 25% of the shares of Zamora Gold Corp., a company exploring for gold in Ecuador.

The Corporation does not produce gold in commercial quantities and does not currently generate operating earnings. Through fiscal 2002, funding to acquire gold properties, explore and to operate the Corporation has been acquired through private placements of equity units consisting of the Corporation's common shares and warrants to purchase common shares. The Corporation expects to continue to raise capital through the exercise of warrants and through additional equity financings.

The Corporation was originally incorporated on November 28, 1983 under the name "Granges Exploration Ltd." In November 1983, Granges Exploration Ltd. acquired all the mining interests of Granges AB in Canada. On June 28, 1985, Granges Exploration Ltd. and Pecos Resources Ltd. amalgamated under the name "Granges Exploration Ltd." and on June 9, 1989, Granges Exploration Ltd. changed its name to "Granges Inc." On May 1, 1995, Granges and Hycroft Resources & Development Corporation were amalgamated under the name "Granges Inc." Effective
November 1, 1996, Granges and Da Capo Resources Ltd. amalgamated under the name "Vista Gold Corp.". Effective December 19, 1997, Vista Gold was continued from British Columbia to the Yukon Territory, Canada under the BUSINESS CORPORATIONS ACT (Yukon Territory).

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

EMPLOYEES

As of December 31, 2002, the Corporation had 8 full-time employees, of which four were employed at the Hycroft mine and four were employed at the Corporation's executive office in Littleton, Colorado. The Corporation uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence and acquisition initiatives.

SEGMENT INFORMATION

Segment information is provided in the Consolidated Financial
Statements--Note 18.

SIGNIFICANT DEVELOPMENTS IN 2002

In 2002, the Corporation completed $6.8 million in equity private placement financings, with an additional equity private placement financing, for net proceeds of $3.0 million, completed subsequent to December 31, 2002. See the Consolidated Financial Statements--Notes 8 and 21(b).

On June 19, 2002, the Corporation effected a 1-for-20 consolidation of its common shares. All references in this document to common shares and per-share amounts are on a post-consolidation basis, unless otherwise indicated.

Through the use of cash and equity units, consisting of the Corporation's common shares and warrants to purchase common shares, as consideration, the Corporation began to build a portfolio of gold projects through a strategy that includes evaluation, acquisition, exploration and improvement of gold exploration and potential development projects. As discussed under "Item 2. Properties", the Corporation acquired four gold projects in 2002 to add to its two existing projects, as follows:

    - On August 29, the Corporation acquired 100% of the Paredones Amarillos gold project in the Mexican state of Baja California Sur from Viceroy Resource Corporation (Viceroy). To acquire the project, the Corporation paid cash of Cdn $1.0 million and issued 303,030 equity units to Viceroy; on August 29, 2003 the Corporation will pay Viceroy an additional Cdn $0.5 million.

    - On October 7, 2002, the Corporation completed the acquisition of a 100% interest in the Maverick Springs gold and silver project and the Mountain View gold project from Newmont Mining Corporation (Newmont), and its wholly-owned subsidiary Newmont Capital Limited. To acquire the Maverick Springs project, the Corporation paid cash of $250,000 and issued of 141,243 equity units to Newmont and on October 7, 2003 the Corporation will issue $500,000 in common shares to Newmont, together with an equivalent number of two year warrants. To acquire the Mountain View project the Corporation paid cash of $50,000 and issued 56,497 equity units to Newmont Capital Limited.

    - Pursuant to a transaction initiated in November 2002, the Corporation has an option to acquire 100% of the Long Valley project from Standard Industrial Minerals, Inc. ("Standard"). Under the terms of the option agreement, the Corporation would pay Standard $750,000 over five years in annual installments. The Corporation has paid the first installment of $100,000.

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

RECLAMATION

The Corporation generally is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping, and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

The Corporation's principal reclamation liability is the Hycroft mine. Management estimates the remaining reclamation costs for the Hycroft mine to be $4.1 million.

GOVERNMENT REGULATION

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Bolivia, Canada, Mexico and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Corporation has obtained or has pending applications for those licenses, permits or other authorizations currently required to conduct its exploration and other programs. The Corporation believes that it is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States, Canada, Bolivia, Mexico and the other jurisdictions in which the Corporation operates. There are no current orders or directions with respect to the foregoing laws and regulations.

ENVIRONMENTAL REGULATION

The Corporation's gold projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The Corporation's policy is to conduct business in a way that safeguards public health and the environment. The Corporation believes that its operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where the Corporation operates could require additional capital expenditures and increased operating and/or reclamation costs. Although the Corporation is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of its projects.

During 2002, there were no material environmental incidents or non-compliance with any applicable environmental regulations. The Corporation estimates that it will not incur material capital expenditures for environmental control facilities during the fiscal year.

COMPETITION

The Corporation competes with other mining companies in connection with the acquisition of gold properties. There is competition for the limited number of gold acquisition opportunities, some of which is with other companies having substantially greater financial resources than the Corporation. As a result, the Corporation may have difficulty acquiring attractive gold projects at reasonable prices.

The Corporation believes no single company has sufficient market power to affect the price or supply of gold in the world market.

RISK FACTORS

An investment in the Corporation's Common Shares involves risk. The risks described below are not the only ones facing the Corporation. Additional risks not presently known to the Corporation or which management currently considers immaterial may also adversely affect the Corporation's business. Management has attempted to identify the major factors under the heading "Risk Factors" that could cause differences between actual and planned or expected results, and has included all material risk factors. If any of the following risks actually happen, the Corporation's business, financial condition and operating results could be materially adversely affected.

MANAGEMENT CANNOT BE CERTAIN THAT THE CORPORATION'S ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES WILL BE COMMERCIALLY SUCCESSFUL.

The Corporation currently has no properties that produce gold in commercial quantities. The Corporation's gold production has declined steadily since mining activities were suspended at the Hycroft mine in 1998. Gold production is now nominal and is incidental to heap leach pad rinsing activities. In these circumstances, proceeds realized from the sale of gold are not reported as revenues, but rather are netted against operating costs.

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

The Corporation's principal assets are gold reserves and mineralized material. The Corporation intends to attempt to acquire additional properties containing gold reserves and mineralized material. The price that the Corporation pays to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. The Corporation's potential future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale of some of these properties. The value of these gold reserves and mineralized material, and the value of any potential gold production therefrom, will vary in direct proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond the control of the Corporation, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of the Corporation's projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect the Corporation's asset values, cash flows, potential revenues and profits.

MINING EXPLORATION, DEVELOPMENT AND OPERATING ACTIVITIES ARE INHERENTLY
HAZARDOUS.

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Corporation has direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, the Corporation could elect not to insure itself against such liabilities due to high premium costs or other reasons, in which event, the Corporation could incur significant costs that could have a material adverse effect on its financial condition.

RESERVE CALCULATIONS ARE ESTIMATES ONLY, SUBJECT TO UNCERTAINTY DUE TO FACTORS INCLUDING METAL PRICES AND RECOVERABILITY OF METAL IN THE MINING PROCESS.

There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades dedicated to future production. Until reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and ore may vary depending on metal prices. Any material change in the quantity of reserves, mineralization, grade or stripping ratio may affect the economic viability of the Corporation's properties. In addition, there can be no assurance that gold recoveries or other metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

THE CORPORATION'S EXPLORATION AND DEVELOPMENT OPERATIONS ARE SUBJECT TO ENVIRONMENTAL REGULATIONS, WHICH COULD RESULT IN INCURRENCE OF ADDITIONAL COSTS AND OPERATIONAL DELAYS.

All phases of the Corporation's operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Corporation's projects. The Corporation is currently subject to environmental regulations with respect to its properties in Nevada, Bolivia and Mexico.

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

The Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, ("CERCLA") imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. The Corporation cannot predict the potential for future CERCLA liability with respect to its Nevada property or surrounding areas.

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

    BOLIVIA LAWS

The Corporation is required under Bolivian laws and regulations to acquire permits and other authorizations before it could develop and mine the Amayapampa project. In Bolivia there is relatively new comprehensive environmental legislation, and the permitting and authorization process may be less established and less predictable than in the United States. There can be no assurance that the Corporation will be able to acquire necessary permits or authorizations on a timely basis. Delays in acquiring any permit or authorization could increase the development cost of the Amayapampa project, or delay the start of production.

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

    MEXICO LAWS

The Corporation is required under Mexican laws and regulations to acquire permits and other authorizations before the Paredones Amarillos project could be developed and mined. Since the passage of Mexico's 1988 General Law on Ecological Equilibrium and Environmental Protection, a sophisticated system for environmental regulation has evolved. In addition, North American Free Trade Agreement (NAFTA) requirements for regulatory standards in Mexico equivalent to those of the U.S. and Canada have obligated the Mexican government to continue further development of environmental regulation. Most regulatory programs are implemented by various divisions of the Environment, Natural Resources and Fisheries Secretariat (SEMARNAP). There can be no assurance that the Corporation will be able to acquire necessary permits or authorizations on a timely basis. Delays in acquiring any permit or authorization could increase the development cost of the Paredones Amarillos project, or delay the start of production.

The most significant environmental permitting requirements, as they relate to the Paredones Amarillos project are: developing reports on environmental impacts; regulation and permitting of discharges to air, water and land; new source performance standards for specific air and water pollutant emitting sources; solid and hazardous waste management regulations; developing risk assessment reports; developing evacuation plans; and monitoring inventories of hazardous materials. If the Paredones Amarillos project is found to not be in compliance with any of these requirements, the Corporation could incur significant compliance costs, or delay the start of production.

THE CORPORATION FACES INTENSE COMPETITION IN THE MINING INDUSTRY.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than those of the Corporation, the Corporation may be unable to acquire additional attractive mining claims or financing on terms management considers acceptable. The Corporation competes with other mining companies in the recruitment and retention of qualified managerial and technical employees. If the Corporation is unable to successfully compete for qualified employees, its exploration and development programs may be slowed down or suspended. The Corporation competes with other gold companies for capital. If the Corporation is unable to raise sufficient capital, its exploration and development programs may be jeopardized or it may not be able to acquire, develop or operate gold projects.

THE CORPORATION MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL ON FAVORABLE TERMS.

The exploration and development of the Corporation's development properties, specifically the construction of mining facilities and commencement of mining operations, may require substantial additional financing. Significant capital investment is required to achieve commercial production from each of the Corporation's non-producing properties. The Corporation will have to raise additional funds from external sources in order to restart mining activities at the Hycroft mine or begin construction and development activities at any of its other gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available, the Corporation may have to substantially reduce or cease operations.

SOME OF THE CORPORATION'S DIRECTORS MAY HAVE CONFLICTS OF INTEREST AS A RESULT OF THEIR INVOLVEMENT WITH OTHER NATURAL RESOURCE COMPANIES.

Some of the Corporation's directors are directors or officers of other natural resource or mining-related companies. Robert A. Quartermain is currently President and a director of Silver Standard Resources Inc., and is an officer and a director of Canplats Resources Corporation and of Pacific Sapphire
Company Ltd. He is a director of Repadre Capital Corporation (which holds interests in resource properties), Western Copper Holdings Ltd., Paso Rico Resources and Reliant Ventures Ltd. C. Thomas Ogryzlo is the President and Chief Executive Officer of Canatec Development Corporation. Michael B. Richings is President and a director of Kinrade Resources Limited. John Clark is a director of Impact Energy Inc. (an oil & gas exploration company). These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, the company in question will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. In accordance with the laws of the Yukon Territory, the directors of all companies are required to act honestly, in good faith and in the best interests of a company for which they serve as a director.

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

THE CORPORATION'S FINANCIAL POSITION AND RESULTS ARE SUBJECT TO FLUCTUATIONS IN FOREIGN CURRENCY VALUES.

Because the Corporation has mining exploration and development operations in North and South America, it is subject to foreign currency fluctuations, which may materially affect its financial position and results. The Corporation does not engage in currency hedging to offset any risk of currency fluctuations.

The Corporation measures and reports financial results in U.S. dollars. The Corporation has mining projects in Bolivia and Mexico, and is looking for other projects in Mexico and in Central and South America. Economic conditions and monetary policies in these countries can result in severe currency fluctuations.

Currently all the Corporation's material transactions in Mexico and Bolivia are denominated in U.S. dollars. However, if the Corporation were to begin commercial operations in Mexico or Bolivia (or other Latin American countries) it is possible that material transactions incurred in the local currency, such as engagement of local contractors for major projects, will be settled at a U.S. dollar value that is different from the U.S. dollar value of the transaction at the time it was incurred. This could have the effect of undermining profits from operations in that country.

IT MAY BE DIFFICULT TO ENFORCE JUDGMENTS OR BRING ACTIONS OUTSIDE THE UNITED STATES AGAINST THE CORPORATION AND CERTAIN OF ITS DIRECTORS AND OFFICERS.

Vista Gold is a Canadian corporation and certain of its directors and officers are neither citizens nor residents of the United States. A substantial part of the assets of several of these persons, and of Vista Gold, are located outside the United States. As a result, it may be difficult or impossible for an investor:

    - to enforce in courts outside the United States judgments obtained in United States courts based upon the civil liability provisions of United States federal securities laws against these persons and Vista Gold; or

    - to bring in courts outside the United States an original action to enforce liabilities based upon United States federal securities laws against these persons and Vista Gold.

ITEM 2.  PROPERTIES.

Detailed information is contained herein with respect to the Maverick Springs and Mountain View projects, the Hycroft mine, the Long Valley project, the Paredones Amarillos and Amayapampa projects. The Corporation holds the Maverick Springs, Mountain View and Long Valley projects through wholly-owned subsidiaries Vista Gold Holdings Inc. and Vista Nevada Corp.; the Hycroft mine is held through its wholly-owned subsidiaries, Vista Gold Holdings Inc., Hycroft Resources Development, Inc. and Hycroft Lewis Mine, Inc.; Paredones Amarillos is held through its wholly owned subsidiary Minera Paredones Amarillos S.A. de C.V.; Amayapampa is held through wholly-owned subsidiaries, Vista Gold (Antigua) Corp., Compania Inversora Vista S.A., Minera Nueva Vista S.A. Estimates of reserves and mineralization herein are subject to the effect of changes in metal prices and to the risks inherent in mining and processing operations.

MAVERICK SPRINGS

The Maverick Springs project is located in northeast Nevada at the southeast end of the Carlin Trend belt of gold-silver mineralization, approximately half-way between Elko and Ely, Nevada. The property consists of 86 claims with a total area of approximately 3,900 acres.

On October 7, 2002, the Corporation completed the acquisition of a 100% interest in the Maverick Springs gold and silver project and the Mountain View gold project (described below) from Newmont Mining Corporation (Newmont), and its wholly-owned subsidiary Newmont Capital Limited. To acquire the interest, the Corporation paid cash of $250,000 and issued of 141,243 equity units to Newmont. Newmont retains a 1.5% net smelter returns royalty; and on October 7, 2003 the Corporation will issue $500,000 in common shares to Newmont, together with an equivalent number of two year warrants. In addition, the Corporation must complete 20,000 feet of drilling before October 7, 2004 and an additional 30,000 feet of drilling before October 7, 2006. The Corporation may terminate this agreement at any time after October 7, 2004. After October 7, 2006, Newmont has a one-time right to acquire a 51% interest in the project, by paying to the Corporation twice the amount that the Corporation has spent on the project, including acquisition costs. In the event that Newmont exercises this right, Newmont will relinquish its 1.5% net smelter returns royalty. (See also Consolidated Financial Statements--Note 3).

Maverick Springs is subject to a lease agreement, the Artemis lease, between Newmont and Artemis Explorations Ltd. The lease was entered into on October 1, 2001 and the key terms include: payment of advanced minimum royalties of $50,000 on October 1, 2003, and $100,000 on October 1, 2004 and each year thereafter while the agreement is in effect; work commitments of 6,400 feet of exploration drilling, on or before October 1 in each of 2002 (extended by agreement to November 15, 2002), 2003 and 2004, and a preliminary economic evaluation is to be conducted by October 1, 2004; and a net smelter returns royalty based on a sliding scale ranging from 2% to 6%, depending on gold and silver prices at the time of production.

On November 7, 2002, the Corporation entered into a non-binding letter of intent with respect to granting Silver Standard Resources Inc. (SSRI) an option to acquire the Corporation's interest in the silver resources hosted in the Maverick Springs project. The Corporation will retain its 100% interest in the gold resources. Completion of this transaction is subject to regulatory approvals, and negotiation and execution of a definitive agreement. The agreement with SSRI will be subject to the terms of the purchase agreement between Newmont and the Corporation. Under the proposed agreement, SSRI will pay $1.5 million over four years including a payment of $300,000 at closing. The remaining $1.2 million will be used to fund exploration programs, land holding costs and option payments. SSRI and the Corporation will form a committee through which they will jointly manage exploration of the Maverick Springs project. The Corporation will be the operator and have a 45% vote on the committee, and SSRI will have a 55% vote. After SSRI has completed its $1.5 million in payments, costs will be shared by the two corporations on the same ratio as established for operation of the management committee: Vista--45% / SSRI--55%, subject to standard dilution provisions. (See also Consolidated Financial Statements--Note 20).

In November 2002, the Corporation completed a 7,020-foot drill program on its Maverick Springs project. The program consisted of seven vertical reverse circulation holes, stepped out 500 feet to 2,200 feet from previously identified mineralization. All seven holes encountered flat-lying mineralization, predominantly oxidized to depths of up to 900 feet. The program outlined continuous mineralization in a 2,200-foot by 1,200-foot area, immediately adjacent to known gold-silver mineralization. With additional in-fill drilling, this newly outlined mineralization has the potential to significantly increase the mineralized material. The Corporation expects to complete approximately 10,000 feet of drilling in 2003.

GEOLOGY

Maverick Springs can be classified as a Carlin-type or sediment/carbonate hosted disseminated silver-gold deposit. Sediment hosted deposits are common within northern Nevada, although the systems are usually gold dominated with relatively minor amounts of silver. Silver and gold mineralization at Maverick Springs has been interpreted as a roughly antiformal or arch-shaped zone with an axis that plunges shallowly to the south and seems to flatten to horizontal over the northern half of the deposit. The limbs of the arch dip shallowly to moderately at 10-30 DEG. to the east and west. Overall, the mineralized zone is elongate in the north-south direction with a length of over 6,000 feet, a width of up to 3,000 feet, and a thickness of commonly 100-300 feet.

Mineralization consists of micron-sized silver and gold with related pyrite, stibnite and arsenic sulphides. It is usually associated with intense fracturing and brecciation, with or without accompanying whole-rock silicification or stockwork quartz.

Alteration consists of pervasive decalcification, weak to intense silicification and weak alunitic argillization. Massive jasperoid is common in surface exposures and in drill core. Oxidation has affected all sulphides on surface and is pervasive to a depth of at least 400 feet, intermittent to 900 feet, and generally absent below 1,000 feet.

Based on a third-party technical study completed by Snowden Mining Industry Consultants of Vancouver, British Columbia the Maverick Springs project contains approximately 97.1 million tons of mineralized material with an average grade of
0.011 ounces of gold per ton and 0.98 ounces of silver per ton at a cut-off grade of 0.005 ounces of gold per ton.

MOUNTAIN VIEW

The Mountain View property is located in northwest Nevada near the Blackrock Desert. The property is approximately 15 miles northwest of Gerlach, Nevada in Washoe County; it straddles the boundary between the Squaw Valley and Banjo topographic quadrangles. The property currently consists of 127 claims with a total area of approximately
2,360 acres.

The Corporation's acquisition of the Mountain View property was completed along with that of the Maverick Springs property, as described above. To acquire the interest, the Corporation paid cash of $50,000 and issued 56,497 equity units to Newmont Capital; and Newmont retains a 1.5% net smelter returns royalty. In addition, the Corporation must complete 4,000 feet of drilling before October 7, 2003 and an additional 4,000 feet of drilling before October 7, 2004. The Corporation may terminate this agreement at any time after October 7, 2003. After October 7, 2006, Newmont has a one-time right to acquire a 51% interest in the project, by paying to the Corporation twice the amount that the Corporation has spent on the project, including acquisition costs. In the event that Newmont exercises this right, Newmont will relinquish its 1.5% net smelter returns royalty (see also Consolidated Financial Statements--Note 3).

Newmont's interest in the Mountain View property is subject to a lease known as the Wittkopp lease and two other royalty arrangements, the principal terms of which are: the Wittkopp lease grants a 50% interest to Newmont in all claims, with a few exceptions where a 5% interest is granted; and the lessee may purchase the remaining interest in the claims for $250,000 at any time. The lessee is obligated to purchase the remaining 50% for $250,000 on achieving commercial production. Also, the lessee shall pay a 1% net smelter returns royalty during production, with advance minimum payments of $25,000 per year. Advanced royalties are deductible from the net smelter returns royalty and cease upon purchase of the remaining interest from the Wittkopps. A 1% net smelter returns royalty also applies to certain other claims.

The Corporation expects to complete 4,000 feet of drilling in 2003.

GEOLOGY

The dominant rock types in the area are Miocene volcanics and interbedded volcaniclastic sediments. Minor greenschist facies Permo-Triassic strata occur to the northeast and a large body of granodiorite makes up the bulk of the Granite Range to the east and south.

The Miocene lithologies consist of mafic tuffs, rhyolite tuffs and flows, volcaniclastic sediments and basalts. These units are separated from the Granite Range to the east by a range front normal fault that dips steeply to the southwest. The gold mineralization is hosted by a unit known as the Severance rhyolite that is sandwiched between the range front fault to the northeast and older Tertiary tuffs, flows and volcaniclastic sediments to the southwest.

Structure on the property is dominated by northwest and northeast trending faults. Major fault offsets occur along the range-front fault system and these are offset by the northeast trending structures. Recent alluvium is offset by the range front faults.

Based on a third-party technical study completed by Snowden Mining Industry Consultants of Vancouver, British Columbia, the Mountain View project contains approximately 27.7 million tons of mineralized material with an average grade of
0.017 ounces of gold per ton at a cut-off grade of 0.006 ounces of gold per ton.

HYCROFT MINE

The Hycroft mine and related facilities are located 54 miles west of Winnemucca, Nevada. The Corporation acquired the Lewis mine in early 1987 and completed construction of the adjacent Crofoot mine project in April 1988. Mining operations at the Hycroft mine were suspended in December 1998, and the site was placed on care and maintenance. Gold production, from continued leaching and rinsing of the heap leach pads, continued in 2000 and 2001. In 2002 the amount of gold recovered was not material, as expected. The mine is currently on care and maintenance.

OPERATING STATISTICS

Operating statistics for the Hycroft mine for the period 1998 to 2002 were as follows:

                                                                      YEARS ENDED DECEMBER 31
                                                        ----------------------------------------------------
                                                          2002       2001       2000       1999       1998
                                                        --------   --------   --------   --------   --------
Ore and waste material mined (000's of tons)..........    Nil         Nil         Nil        Nil     10,127
Strip ratio...........................................    Nil         Nil         Nil        Nil       0.42
Ore processed (000's of tons)(1)......................    Nil         Nil         Nil        Nil      7,117
Ore grade (oz. gold/ton)..............................    N/A         N/A         N/A        N/A      0.018
Ounces of gold produced...............................    Nil       3,232      13,493     40,075    112,685
Cash operating costs ($/oz. of gold)(2)...............    N/A        $210        $183       $277       $229

------------------------

(1) Ore processed means ore placed on pads but not necessarily leached during the year.

(2) Cash operating costs are composed of all direct mining expenses including inventory changes, refining and transportation costs, less by-product silver credits.

GEOLOGY AND ORE RESERVES

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

The known gold mineralization within the Crofoot and Lewis properties extends for a distance of three miles in a north-south direction by 1.5 miles in an east-west direction. Mineralization extends to a depth of less than 330 feet in the outcropping to near-outcropping portion of the deposit on the northwest side to over 990 feet in the Brimstone deposit in the east. Not all the mineralization is oxidized and the depth of oxide ore varies considerably over the area of mineralization.

The Crofoot and Lewis properties together comprise approximately 12,230 acres. The Crofoot property, originally held under two leases, covers approximately 3,544 acres. The Lewis property, which virtually surrounds the Crofoot property, is held through a lease that covers approximately 8,686 acres. The mine is accessible by road and has access to adequate supplies of water and power.

The leasehold interest in the Lewis property extends until January 1, 2013 or for so long thereafter as commercial mining operations continue on the property. The Lewis lease provides for the payment to the lessor of a 5% net smelter return royalty on gold production. The royalty increases for ore grades above
0.05 ounce per ton and is offset by annual advance minimum royalties. The Corporation has the right to commingle the ore from the Lewis property with ore from the adjoining Crofoot property under an agreement with the lessor of the Lewis property.

Gold production from the Brimstone deposit, the largest ore deposit at the Hycroft mine, had consistently exceeded projections. During 1999 and 2000, the Corporation conducted a $0.6 million exploration program to determine the reasons for the excess gold production, and to re-estimate the grade and tons of the reserves in the Brimstone deposit. Mineral Resources Development, Inc. ("MRDI"), an independent consultant was retained to assist with the evaluation and to provide an independent review of the recalculated mineable reserves. During the period 1996 through 1998, gold mined from the north end of the Brimstone deposit exceeded planned production by 47,090 ounces, or 26%. The excess gold production was a result of mining 13% more ore tons at a 12% higher average grade than predicted in the exploration reserve model.

To evaluate the potential for a similar favorable variance in the remaining Brimstone mineralized material, nine diamond drill holes for a total of 4,870 feet and 11 reverse-circulation drill holes for a total of 5,540 feet were completed in the unmined southern portion of the Brimstone deposit. Seventeen of the 20 holes were twin holes, which were used to establish an adjustment (upgrade) factor for the remaining Brimstone mineralized material. Working with MRDI engineers, a gold-grade enhancement of 25% was estimated. Based on technical study completed by MRDI, Brimstone contains 56.0 million tons at an average grade of 0.0184 ounces of gold per ton, using a cut-off grade of
0.007 ounces per ton.

In 2000, the Corporation completed a study of the ore reserves in the Brimstone deposit. Proven and probable reserves contained within the Brimstone mineralized material described above, total 23,791,000 tons of ore with an average gold content of 0.0204 ounces per ton, containing 486,000 ounces of gold. Ore reserve calculations were based upon a gold price of $300 per ounce and an economic cut-off grade equivalent to 0.007 ounces per ton.

Extraction dilution at the Hycroft mine is negligible due to the large size of the pit and the continuity of the ore body. Metallurgical recovery of gold from run-of-mine leaching of the Brimstone ore is projected to be 57% and the planned pit would have a stripping ratio of 1.2-to-1.

EXPLORATION

There is significant potential to extend the oxide mineralization to the south, along strike, at both the Central Fault and Brimstone deposits, but the greatest upside lies in the largely unexplored sulfide mineralization below the Brimstone deposit, as well as higher grade intercepts along the Central Fault.

Current mineralized material at Brimstone is limited to the oxide cap of an apparently large but previously unexplored gold-bearing sulfide system. Two diamond drill holes, drilled in 1996 and earlier, have intercepted mineralized sulfides averaging 0.023 ounces per ton gold and 0.5 ounces per ton silver over intervals exceeding 500 feet in thickness. In 1996, the Corporation also intercepted 30 feet of gold mineralization in drill hole 95-2728. This intercept assayed 0.155 ounces per ton gold at a true depth of 310 feet below surface. The hole terminated in this mineralization; the true width of the mineralization is not known.

LONG VALLEY

The Long Valley gold project is located in the Inyo National Forest, about
7 miles east of the town of Mammoth Lakes, in Mono County, California. The property consists of 95 contiguous, unpatented mining claims that cover an area of approximately 1,800 acres.

The Corporation has an option to acquire 100% of the Long Valley project from Standard Industrial Minerals, Inc. (Standard). Under the terms of the option agreement, the Corporation would pay Standard $750,000 over five years, with annual payments to be due as follows: $100,000 due on each of January 15, 2003, 2004, and 2005; $200,000 due on January 15, 2006, and $250,000 due on
January 15, 2007. The Corporation has made the January 2003 payment (see Consolidated Financial Statements--Note 20). The Corporation retains the right to terminate the agreement at any time, and has no work commitments on the project.

During the period of 1994 through 1997, Royal Gold, Inc. (Royal) drilled 615 reverse circulation and 10 core holes at the Long Valley property. During this time, Royal also completed metallurgical investigations, preliminary engineering studies, including resource estimations, and initiated baseline-type environmental studies of the biological, water, and archeological resource of the area. The Corporation has acquired all related data from Royal in exchange for a 1% net smelter return royalty to Royal. The database contains 896 drill holes, totaling 268,275 feet. The majority of holes were drilled using reverse circulation methods. Gold was primarily analyzed by fire assay, with grade determinations by atomic absorption.

GEOLOGY

The Long Valley project claims are contained entirely within the early Pleistocene-age Long Valley Caldera, which has been dated at about
760,000 years old. The caldera is an elongated east-west oval depression measuring some 10 miles by 20 miles and is related to eruption of the Bishop Tuff, which are covered by younger rocks within the caldera.

The Long Valley gold mineralization is located near the center of the caldera and is underlain by lithologic units related to the caldera formation and its subsequent resurgence. Associated with resurgent doming is a sequence of interbedded volcaniclastic sedimentary rocks which were deposited in a lacustrine setting within the caldera. These rocks consist of sediment (siltstones through conglomerates) and debris-flow deposits, with local deposits of intercalated silica sinter and rhyolite flows and dikes. All of these lithologies have been altered and/or mineralized to variable degrees. Intruding the generally flat-lying lake sediments are several rhyolite domes that have been dated form 200,000 to 300,000 years in age.

The north-south trending Hilton Creek fault zone appears to define the eastern limit of the resurgent dome within the central part of the Long Valley Caldera and extends outside the caldera to the south. Offset along this fault appears to be variable and suggests that fault activity along this zone may be episodic in nature.

Gold and silver mineralization at Long Valley appears to fall under the general classification of an epithermal, low sulfidation type deposit. Several areas, termed the North, Central, South, Southeast, and Hilton Creek zones, on the Long Valley property are mineralized with low grades of gold and silver. The mineralized zones are generally north-south trending, up to 8,000 ft in length with widths ranging from 500 ft to 1,500 ft. The tabular bodies are generally flat-lying or have a shallow easterly dip. Mineralization is typically from 50 to 200 ft thick and, in the South and Southeast zones, is exposed at or very near the surface. The top of the Hilton Creek zone is covered by 20 to 50 feet of alluvium. The majority of the mineralization discovered to date is located in the Hilton Creek zone.

Gold and silver mineralization is quite continuous throughout the zones and is well defined above a cut-off grade of 0.010 ounces per ton. Within the continuous zones of low-grade gold mineralization (above 0.010 ounces per ton) are numerous zones of higher grade mineralization above 0.050 ounces per ton, particularly in the Hilton Creek zone, which may relate to zones of enhanced structural preparation. Mineralized zones are typically correlated with zones of more intense clay alteration or argillization and/or silicification.

Based on a third-party technical study by Mine Development Associates of Reno, Nevada, the Long Valley project contains approximately 101.2 million tons of mineralized material with an average grade of 0.018 ounces of gold per ton at a cut-off grade of 0.010 ounces of gold per ton.

PAREDONES AMARILLOS

Paredones Amarillos is located 65 km southeast of the city of La Paz, in the Mexican state of Baja California Sur. The project area covers over 13,784 acres.

The Corporation acquired 100% of the project on August 29, 2002 from Viceroy Resource Corporation (Viceroy). To acquire the project, the Corporation paid cash of Cdn $1.0 million and issued 303,030 equity units to Viceroy; on August 29, 2003 the Corporation will pay Viceroy an additional Cdn $0.5 million (see also Consolidated Financial Statements--Notes 3 and 20).

The Paredones Amarillos project has been a significant exploration target since the 1980s. In 1996, Echo Bay Mines Limited (EBM), completed a bankable feasibility study for an open pit mine on the project. The study was completed using a $375 per ounce gold price and included a proven and probable reserve of approximately 49 million tons with an average gold grade of 0.031 ounces per ton, containing approximately 1.5 million ounces. As a result of the subsequent decline in gold prices, start-up was postponed. EBM holds a 2% net profits interest on the project. The Corporation intends to review the principal operating assumptions upon which the EBM study was based to identify opportunities to improve the economics of this project.

The project holds environmental authorizations for the purpose of: project development including access road, power line, telephone communications, and infrastructure to supply water; construction and operation of a tailings dam; and disposal of tailings, construction of a mill, and installation of three pumping stations.

GEOLOGY

General geology consists of diorite roof pendants intruded by a granodiorite batholith with local low and high-angle fault zones. A north-east striking, south-east dipping low angle fault zone is the main host of gold mineralization at Paredones Amarillos. Movement along this structure has been characterized as reverse, resulting from compression. Secondary, high angle faulting is thought to control the higher-grade mineralization at the project.

The known gold mineralized material occupies an inverted U-shaped block with an approximate strike length of 3,600 feet east-west, a width of approximately 1,000 feet north-south, and a thickness of approximately 100 feet. The apex of the "U" is near the center of EBM's proposed pit with the legs forming the east and west pit lobes.

Based on a third-party technical study completed by Snowden Mining Industry Consultants of Vancouver, British Columbia the Paredones Amarillos project contains approximately 67.4 million tons of mineralized material with an average grade of 0.030 ounces of gold per ton at a cut-off grade of 0.015 ounces of gold per ton.

AMAYAPAMPA

The Amayapampa project is located 186 miles southeast of La Paz in the Chayanta Municipality, Bustillos Province, Department of Potosi, in southwestern Bolivia. Access is via 167 miles of paved road from La Paz to Machacamarca near Oruro, followed by 62 miles of gravel road to Lagunillas, then nine miles of dirt road to Amayapampa. The Amayapampa property is situated within the moderately rugged Eastern Cordilleran region of Bolivia with elevations at the property varying from 12,300 to 13,450 feet above sea level. Amayapampa consists of 24 mining concessions covering 1,989 acres plus an additional 16,803 acres in regional exploration and exploitation concessions. The project is currently on care and maintenance.

GEOLOGY AND ORE RESERVES

The Amayapampa deposit underlies a north-northwest trending ridge approximately
0.3 miles east of the town of Amayapampa. The deposit is defined by about
48 diamond drill holes; 96 reverse-circulation drill holes; and 315 underground channel samples totaling 17,585 feet from more than 200 accessible cross-cuts in 43 different levels and sub-levels extending over a vertical distance of 682 feet. The deposit is approximately 1,970 feet in strike length, 98 to 230 feet in width and has an overall dip of the mineralized envelope of 80 to 90 degrees west. The depth extent of continuous mineralization is in excess of 656 feet to about the 12,795-foot elevation, although some mineralization is present below this depth. Gold occurs free and associated with sulfides in a structural zone in which quartz veins were emplaced then sheared prior to introduction of sulfides and gold mineralizing solutions.

The host rocks are composed of Ordovician black shales, sandstones, and siltstones, which were weakly metamorphosed to argillites, quartzites, and siltites, respectively. The Amayapampa project is located along the east flank of a north-south trending regional anticline near the top of the Ordovician sequence. Bedding dips are steep at 60 to 80 degrees west, with the east limb of the anticline being overturned and thus, also dipping steeply west.

The mineralized envelope is best described as a structural zone, in which quartz vein were emplaced along a preferential fracture direction.

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

Oxidation effects are pervasive from the surface to depths of 66 to 98 feet, with only partial oxidization below those depths. Hydrothermal alteration effects evident in fresh rock are minor, and occur as coarse sericite (muscovite) in thin (0.08 to 0.20 inch) selvages along some quartz veins. In addition, chlorite is present in and adjacent to some quartz veins, but this presence may be a product of low-grade metamorphism. Alteration effects are minimal overall, except for surface oxidization.

Mineralization is composed of quartz veins and sulfides and both constitute a visual guide to ore. Quartz veins are a locus for gold mineralization. Quartz veins are typically a few centimeters to two feet in width and commonly occur as sub-parallel vein sets. The strike extent can be 164 to 246 feet or more for any one vein or vein set, but the dip extent is not as well established and probably ranges up to 66 to 98 feet. Multiple vein sets are present in the overall mineralized envelope and veins commonly pinch and swell along strike and down dip.

Sulfide mineralization, hosted by multiple fractures is composed of predominantly pyrite within and adjacent to quartz veins. The total sulfide concentration for the overall mineralized zone is estimated at 3% to 5%. Petrographic examination of the sulfide mineralization shows pyrite to dominate at plus 95% of the total sulfides; arsenopyrite is also present, as are minor amounts of chalcopyrite, galena, sphalerite, stibnite and tetrahedrite. Gold is present as free gold in association with pyrite, on fractures within pyrite and attached to the surface of pyrite and is often visible as discrete grains on fractures in quartz and argillite. Gold grains exhibit a large size-range, with much of the gold being relatively coarse at 40 to 180 microns. All gold grains display irregular shapes with large surface areas. No gold was noted to be encapsulated in either quartz or sulfide. The content of gold grains was verified as over 97% gold by scanning-electron-microprobe analysis.

District-scale exploration potential exists for defining styles of gold mineralization similar to Amayapampa, which could be developed as satellite ore bodies. In addition, at least 15 drill holes beneath the planned Amayapampa pit suggest the presence of four higher-grade shoots.

In 2000 an update and additional optimization study was completed on a feasibility study originally completed in 1997. Based on a technical study completed by Mine Reserve Associates, Inc., an independent consultant, total mineralized material is 14.2 million tons with an average grade of 0.047 ounces of gold per ton. Included in this mineralization are proven and probable reserves of 10.2 million tons grading 0.051 ounces per ton, containing
526,000 ounces of gold. The reserve calculation is based on a gold price of $300 per ounce. Reserves include extraction dilution of 5% of the tons and 1% of the total ounces. Extraction dilution does not result in any losses of recoverable gold.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, by Vista Gold during the quarter ended December 31, 2002.

EXECUTIVE OFFICERS OF THE CORPORATION

The executive officers of the Corporation as of March 19, 2003, together with their age, length of service and business experience, are listed below.

NAME, POSITION AND AGE       HELD OFFICE SINCE     BUSINESS EXPERIENCE DURING PAST FIVE YEARS
----------------------       -----------------   -----------------------------------------------
RONALD J. MCGREGOR           September 8, 2000   President and Chief Executive Officer of Vista
PRESIDENT, CHIEF EXECUTIVE                       Gold from September 8, 2000 to present; Vice
OFFICER AND DIRECTOR                             President Development and Operations for Vista
Age--55                                          Gold from July 1, 1996 to September 8, 2000.

JOHN F. ENGELE               May 1, 2001         Vice President Finance and Chief Financial
VICE PRESIDENT FINANCE AND                       Officer of Vista Gold from May 1, 2001 to
CHIEF FINANCIAL OFFICER                          present; Director of Accounting, Vista Gold,
Age--51                                          from March 2001 to April 2001; Director of
                                                 Planning, Analysis and Operations Accounting,
                                                 Echo Bay Mines Ltd. from June 1996 to
                                                 February 2001.

WILLIAM F. SIRETT            January 1, 1996     Lawyer; Partner, Borden Ladner Gervais LLP, a
SECRETARY                                        law firm.
Age--52

There are no family relationships by blood, marriage or adoption among any of the above executive officers of the Corporation. None of the above executive officers has entered into any arrangement or understanding with any other person pursuant to which he was or is to be elected as an executive officer of Vista Gold or a nominee of any other person.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON SHARES

The Common Shares of Vista Gold are listed on the American Stock Exchange and The Toronto Stock Exchange under the symbol VGZ. The following table sets out the reported high and low sale prices on the American Stock Exchange and on The Toronto Stock Exchange for the periods indicated as reported by the exchanges. All prices give effect to the Corporation's June 19, 2002 1-for-20 share consolidation.

                                                        AMERICAN STOCK                THE TORONTO STOCK
                                                        EXCHANGE (US$)                 EXCHANGE (CDN$)
                                                   ------------------------        ------------------------
                                                     HIGH            LOW             HIGH            LOW
                                                   --------        --------        --------        --------
2001 1st quarter.................................    2.60            1.00            3.40            1.20
     2nd quarter.................................    3.00            1.40            3.60            2.00
     3rd quarter.................................    2.20            1.40            3.00            1.80
     4th quarter.................................    2.00            1.00            3.00            1.60

2002 1st quarter.................................    2.60            1.20            3.80            2.00
     2nd quarter.................................   10.40            1.80           15.60            2.80
     3rd quarter.................................    6.20            2.51            9.63            3.71
     4th quarter.................................    4.10            2.40            6.40            3.72

On March 19, 2003, the last reported sale price of the Common Shares of Vista Gold on the American Stock Exchange was $3.21 and on The Toronto Stock Exchange was Cdn $4.80. As at March 19, 2002, there were 12,411,725 Common Shares issued and outstanding, and the Corporation had 868 registered shareholders of record.

DIVIDENDS

The Corporation has never paid dividends. While any future dividends will be determined by the directors of the Corporation after consideration of the earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with the ongoing acquisition, exploration and development programs of the Corporation.

EQUITY COMPENSATION PLAN INFORMATION

The information in the table below is as of December 31, 2002. See also the Consolidated Financial Statements--Note 10.

                                                                                       NUMBER OF SECURITIES
                                    NUMBER OF SECURITIES     WEIGHTED-AVERAGE         REMAINING AVAILABLE FOR
                                     TO BE ISSUED UPON      EXERCISE PRICE OF      FUTURE ISSUANCE UNDER EQUITY
                                        EXERCISE OF        OUTSTANDING OPTIONS,         COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,   WARRANTS AND RIGHTS    (EXCLUDING SECURITIES REFLECTED
                                    WARRANTS AND RIGHTS           $ CDN                   IN COLUMN (A))
PLAN CATEGORY                               (A)                    (B)                          (C)
-------------                       --------------------   --------------------   -------------------------------
Equity compensation plans approved
  by security holders.............        172,500                 $4.19                        52,500

Equity compensation plans not
  approved by security holders....        489,500                  4.37                           n/a

Total.............................        662,000                 $4.32                        52,500

Under the current terms of the Corporation's Stock Option Plan, a maximum of 225,000 common shares may be issued. The Board of Directors has proposed an increase in the plan to 1 million shares and has approved the issuance of 489,500 options under the proposed increase, subject to shareholder approval which will be sought at the Corporation's Annual General Meeting.

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

Upon a disposition or deemed disposition of Common Shares, a capital gain (or loss) will generally be realized by a non-resident holder to the extent that the proceeds of disposition are greater (or less) than the aggregate of the adjusted cost base of the Common Shares to the non-resident holder thereof immediately before the disposition and any reasonable costs of disposition. Capital gains realized on a disposition of Common Shares by a non-resident shareholder will not be subject to Canadian tax unless the non-resident holder and/or persons with whom the non-resident holder did not deal at arm's length, at any time within the five-year period before the disposition, owned 25% or more of the issued Common Shares of any class or series of Common Shares of Vista Gold. Under the Canada-United States Income Tax Convention, a resident of the United States who does not carry on a business from a permanent establishment or fixed base in Canada and who realizes a capital gain on the disposition of Common Shares that is otherwise subject to tax in Canada, will be exempt from Canadian income tax. It is the Canada Customs and Revenue Agency's present published policy that entities (including certain limited liability companies) that are treated as being fiscally transparent for United States federal income tax purposes will not qualify as residents of the United States under the provisions of the Canada-United States Income Tax Convention.

RECENT SALES OF UNREGISTERED SECURITIES

On December 27, 2002, the Corporation completed a private placement financing in which it issued 1,000,000 equity units at a price of $2.35 per unit, for an aggregate offering price of $2,350,000. All of the purchasers in the placement were "accredited investors" as such term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). Each unit consisted of one common share and one warrant, exercisable over a two-year period from the issuance date, to purchase one common share for $3.04 during the first year and $3.45 during the second year. The securities were issued in reliance upon the exemption from the registration requirements of the Securities Act specified by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. See also the Consolidated Financial Statements--Note 8.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data in Table below have been selected in part, from the consolidated financial statements of the Corporation, which have been prepared in accordance with accounting principles generally accepted in Canada. The selected financial data should be read in conjunction with those financial statements and the notes thereto.

                                                               YEARS ENDED DECEMBER 31
                                                 ----------------------------------------------------
                                                   2002       2001       2000       1999       1998
                                                 --------   --------   --------   --------   --------
                                                        (U.S. $ 000'S, EXCEPT LOSS PER SHARE)
RESULTS OF OPERATIONS
Gold revenues..................................  $    --    $   890    $ 3,757    $19,496    $37,083
Net loss before write-downs....................    2,775      3,275      2,283     11,481      1,640
Net loss.......................................    2,775      3,275     13,209     27,700      1,640

Basic and diluted loss per share (restated for
  years prior to 2002, see Consolidated
  Financial Statements--Note 8)................     0.41       0.72       2.91       6.11       0.37

FINANCIAL POSITION
Working capital................................  $ 3,507    $  (199)   $   106    $ 2,972    $10,285
Total assets...................................   20,688     13,889     17,232     33,429     80,878
Long-term debt and non-current liabilities.....    4,665      3,134      3,345      5,229     19,629
Shareholders' equity...........................   15,425      9,401     12,673     25,889     53,530

Had the consolidated financial statements of the Corporation been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would have been reported as follows (see also
Note 19 of the Consolidated Financial Statements).

                                                              YEARS ENDED DECEMBER 31
                                                ----------------------------------------------------
                                                  2002       2001       2000       1999       1998
                                                --------   --------   --------   --------   --------
                                                       (U.S. $ 000'S, EXCEPT LOSS PER SHARE)
RESULTS OF OPERATIONS
Gold revenues.................................  $    --    $   971    $  3,526   $ 19,496   $37,083
Net earnings (loss)...........................   (5,773)    (3,194)    (20,978)   (13,716)    1,561

Basic and diluted loss per share (restated for
  years prior to 2002, see Consolidated
  Financial Statements--Note 8)...............    (0.85)     (0.70)      (4.63)     (3.02)     0.35

FINANCIAL POSITION
Total assets..................................  $12,814    $ 6,102    $  9,364   $ 33,330   $66,551
Shareholders' equity..........................    7,551      1,614       4,808     25,786    39,203

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

This discussion should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2002 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Differences from United States GAAP are described in Note 19 to the consolidated financial statements.

RESULTS OF OPERATIONS

SUMMARY

The Corporation's 2002 net loss was $2.8 million ($0.41 per share), compared to the 2001 net loss of $3.3 million ($0.72 per share). The improvement in 2002 is a result of reduced holding costs at the Hycroft mine; lower depreciation and amortization costs; and a 2001 non-recurring charge of $0.8 million for settlement of a law suit, net of related $0.2 million cost recoveries in 2002; offset by an expense to increase the provision for reclamation at Hycroft.

GOLD PRODUCTION AND REVENUE

The Hycroft mine is on care and maintenance. Mining activities were suspended at Hycroft in 1998 and, as expected, gold production has declined steadily since that time. Currently, solution is being circulated over the heap leach pads to enhance evaporation. As the solution is circulated over the heap leach pads, it is passed through a carbon plant, where small amounts of gold are adsorbed onto activated carbon. Subsequently the gold is stripped from the carbon, refined and sold. Effective at the beginning of fiscal 2002, gold production was considered incidental to the activities at the Hycroft mine and reporting the associated sales proceeds as revenue was no longer warranted. Accordingly, gold sales proceeds of approximately $0.6 million in 2002 have been accounted for as an offset to exploration, property evaluation and holding costs. Gold revenues in 2002 therefore were nil, compared to $0.9 million in 2001. The 2001 gold revenues were a result of 3,232 ounces of gold production.

Gold production in 2001 was 3,232 ounces compared to 13,493 ounces in 2000; 2001 gold revenues of $0.9 million were down, as expected, from $3.8 million in 2000. The decline in gold revenues in 2001 reflects the decrease in gold production from 2000. Of this $2.9 million reduction in revenue, substantially the entire difference resulted from lower gold production in 2001. Slightly lower gold prices in 2001 ($275 per ounce average vs. $278 average in 2000) accounted for approximately $10,000 of the $2.9 million reduction in revenue.

COSTS AND EXPENSES

As discussed above, effective at the beginning of fiscal 2002, gold production was considered incidental to the activities at the Hycroft mine, accordingly gold production costs, which approximately offset the $0.6 million proceeds received from gold sales, are no longer recorded as production costs, but are accounted for as exploration, property evaluation and holding costs. Recorded 2002 production costs are therefore nil.

Production costs at the Hycroft mine decreased to $0.7 million ($210 per ounce) in 2001 from $2.6 million ($183 per ounce) in 2000. The decrease in costs was primarily due to the progressive reduction of leach solution volume processed at the Hycroft mine, with related reductions in manpower, in consumption of materials and supplies, and in electrical power. The increase in per ounce costs was due to the reduction in gold production.

Depreciation, depletion and amortization costs at Hycroft were $0.1 million in 2002 compared to $0.3 million in 2001 and $0.8 million in 2000. This downward trend reflects the fact that a significant portion of the Hycroft property plant and equipment has been sold, and a substantial portion of the remaining equipment has been fully depreciated.

Consistent with Bureau of Land Management, Nevada State Office mandated procedures, in 2002 the Corporation commissioned a third-party comprehensive review of the estimated reclamation costs at the Hycroft mine. Based on this review, the Corporation increased by $1.0 million its obligation accrued to December 31, 2002. No such adjustments were made in 2001 and 2000.

Exploration, property evaluation and holding costs were $0.6 million in 2002, compared to $1.2 million in 2001. Holding costs at Hycroft comprise substantially all of the $0.6 million exploration, property evaluation and holding costs in 2002, and it accounts for $1.1 million of the 2001 costs, Amayapampa accounted for the remaining $0.1 million in 2001. The 2002 Hycroft cost reductions resulted principally from manpower reductions and generally lower levels of activity at the Hycroft site. 2002 net holding costs at Amayapampa are negligible as a result of the collection of royalties accruing from the sale in 2000 of the Capa Circa mine.

Exploration, property evaluation and holding costs of $1.2 million in 2001 compared to $1.9 million in 2000. Of these amounts, Hycroft accounted for
1.1 million in 2001, and a similar amount in 2000. Holding costs for Amayapampa were $0.1 million, compared to $0.7 million in 2000. This reduction is mainly a result of manpower reductions effected in April 2001, and resulting reduced office and administration costs in Bolivia.

Corporate administration and investor relations costs were $1.3 million in 2002, slightly higher than the $1.2 million in 2001. The increase reflects investor relations and business development programs, consistent with its increased level of gold project acquisition and private placement financings in 2002. Corporate administration and investor relations costs were $1.2 million in 2001, similar to the $1.2 million incurred in 2000, as expected.

The Corporation incurred $14,000 in interest expense in 2002, in connection with its convertible debenture issuance, which closed on March 19, 2002. The debentures had an annual interest rate of 1% and were converted automatically, pursuant to their terms, on September 19, 2002 (see Consolidated Financial Statements--Note 8). 2001 interest expense of $21,000 was lower than $0.1 million incurred in 2000 because the Corporation repaid most of its debt in the first quarter of 2001.

Net gains from disposals of Hycroft equipment in 2002 totalled $30,000, compared to net gains of $0.1 million in 2001. 2002 net gains from disposals of assets include a gain of $53,000 from the disposal of Canadian exploration claims. Net gains from disposal in 2000 were $41,000. A gain on the sale of marketable securities of $0.3 million was realized in 2000; no similar gain was realized or realizable in 2001.

In 2001, the Corporation recorded a non-recurring provision of $0.8 million for the settlement of the USF&G lawsuit as discussed in Consolidated Financial Statements--Note 5. There was no similar provision in 2000.

The Corporation received from Golden Phoenix Minerals, Inc. ("GPMI"), the current owner of the Mineral Ridge Mine, 628,931 common shares in consideration for benefits GPMI received as a direct result of the Corporation's facilitation of the USF&G settlement. These shares had a fair value of $220,000 when received. In addition, the final settlement amount for the USF&G lawsuit was approximately $20,000 less than provided for.

An $85,000 write-down to fair value has been made to reflect an estimated $135,000 fair value of the GPMI shares.

Management regularly reviews the carrying values of its long-lived assets. In 2000, based on these reviews, management wrote down the Amayapampa property in Bolivia by $10.6 million, and certain Hycroft assets by $0.3 million. No similar write-downs were deemed necessary in 2002 and 2001. The $10.6 million write-down of the Amayapampa project in Bolivia in 2000 resulted from a carrying value review wherein the previously assumed long-term gold price of $325 per ounce, as assumed in 1999, was reduced to $300 per ounce in 2000, consistent with industry practice. The $25 per ounce change in the gold price assumption resulted in a reduction of approximately $10 million in expected future cash flows from the Amayapampa project. Accordingly an impairment loss was recognized.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Corporation had $3.5 million in working capital compared to a working capital deficiency of $0.2 million as of December 31, 2001. The principal component of working capital is cash. The Corporation's consolidated cash balance at December 31, 2002 was $3.4 million, an increase of $2.7 million from the end of 2001. This increase resulted from the two private placement financings, which provided $6.8 million in net proceeds (see Consolidated Financial Statements--Note 8). In addition, the Corporation raised $0.2 million from the sale of Hycroft mining equipment and Canadian mining claims. The Corporation used $1.5 million as partial consideration in acquiring gold projects (see Consolidated Financial Statements--Note 3), $0.8 million to settle the USF&G lawsuit (see Consolidated Financial Statements--Note 5), and $2.0 million was used in operating activities. In 2001 the Corporation raised no cash from financings, used $0.7 million to repay debt; made no acquisitions of property, plant and equipment, raised $3.0 from the sale of idle mining equipment and used $1.7 million in operating activities.

Subsequent to December 31, 2002, the Corporation completed a private placement equity unit financing for net proceeds of $3.0 million (see Consolidated Financial Statements--Note 21).

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

OUTLOOK

Management has estimated that the Corporation's $3.5 million of working capital as of December 31, 2002, will be adequate to meet its corporate administrative and property obligations for the coming year. In 2003, the Corporation is committed to approximately $300,000 in capital expenditures relating to exploration and land holding costs for those projects acquired in 2002.

The Corporation expects that emphasis on gold project acquisition will continue in the future. In support of this strategy, the Corporation has available, in addition to its current working capital, approximately $3.0 million net proceeds, from a financing completed subsequent to December 31, 2002.

The Corporation does not currently generate operating cash flows. Subject to sustained higher gold prices, management expects that it can generate revenues and cash flows, in the future, from its portfolio of gold projects by several means, including, but not limited to: options or leases to third parties, joint venture arrangements with other gold producers, outright sale for cash and/or royalties. The Corporation does not have adequate cash to begin development of any its projects, and would need to seek additional financing in order to construct and operate a gold mine. Although the Corporation has been successful in obtaining such financing in the past, there can be no assurance that it will be able to do so in the future.

The Corporation has provided a surety bond in the amount of $5.1 million to ensure reclamation obligations under an approved reclamation plan at the Hycroft mine. The Bureau of Land Management, Nevada State Office, has requested an additional bond of $443,279 for interim fluid management and it is probable that the State will request that the Corporation increase the total surety bond amount to an estimated $6.7 million, inclusive of the interim fluid management bond. Furthermore, the Corporation has been requested to pledge collateral in order to provide this surety bond. The amount and the nature of the collateral will be subject to negotiation. There can be no assurance that the Corporation will be successful in providing acceptable collateral and thus posting the surety bond.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2002, the registrant was a "small business issuer" as such term is defined in Rule 12b-2 of the Exchange Act, and accordingly is not required to provide the information under this Item.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL INFORMATION

To the Shareholders of Vista Gold Corp.

The consolidated financial statements are the responsibility of the Board of Directors and management. The accompanying consolidated financial statements of the Corporation have been prepared by management based on information available through February 28, 2003; these consolidated financial statements are in accordance with Canadian generally accepted accounting principles, and have been reconciled to United States generally accepted accounting principles as presented in Note 19.

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

       /s/ RONALD J. MCGREGOR                                 /s/ JOHN F. ENGELE
    ----------------------------                         ----------------------------
         Ronald J. McGregor                                     John F. Engele
            President and                                 Vice President Finance and
       Chief Executive Officer                              Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Vista Gold Corp.

We have audited the consolidated balance sheets of Vista Gold Corp. as of December 31, 2002 and 2001 and the consolidated statements of loss, deficit and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation as of December 31, 2002 and 2001 and the consolidated results of its operations and cash flows for the years ended December 31, 2002, 2001 and 2000 in accordance with Canadian generally accepted accounting principles.

/s/ PRICEWATERHOUSECOOPERS LLP
----------------------------
Chartered Accountants
Vancouver, British Columbia, Canada
February 28, 2003

VISTA GOLD CORP.
CONSOLIDATED BALANCE SHEETS

                                                                     AT DECEMBER 31
                                                              -----------------------------
                                                                 2002              2001
                                                              -----------       -----------
                                                               (U.S. DOLLARS IN THOUSANDS)
ASSETS:
Cash and cash equivalents--Note 15..........................   $   3,443         $     674
Marketable securities--Note 14..............................         135                --
Accounts receivable.........................................         185               180
Supplies and other..........................................         342               301
                                                               ---------         ---------
Current assets..............................................       4,105             1,155

Mineral properties--Note 3..................................      14,919            10,730
Plant and equipment--Note 4.................................       1,664             2,004
                                                               ---------         ---------
Property, plant and equipment...............................      16,583            12,734
                                                               ---------         ---------

Total assets................................................   $  20,688         $  13,889
                                                               =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable............................................   $     228         $     145
Accrued liabilities and other...............................         370             1,209
                                                               ---------         ---------
Current liabilities--Note 5.................................         598             1,354

Payables to be settled with equity--Note 6..................         510                --
Accrued reclamation and closure costs--Note 7...............       4,155             3,134
                                                               ---------         ---------
Total liabilities...........................................       5,263             4,488
                                                               ---------         ---------
Capital stock, no par value per share--Note 8:
  Preferred--unlimited shares authorized; no shares
    outstanding
  Common--unlimited shares authorized; shares outstanding:
    2002--10,744,613 and 2001--4,535,752....................     129,575           121,146
Warrants--Note 9............................................         345                --
Options--Note 10............................................          25                --
Deficit.....................................................    (114,520)         (111,745)
                                                               ---------         ---------
Total shareholders' equity..................................      15,425             9,401
                                                               ---------         ---------
Total liabilities and shareholders' equity..................   $  20,688         $  13,889
                                                               =========         =========
Commitments and contingencies--Note 13
Subsequent events--Note 21

                       Approved by the Board of Directors

        /s/ C. THOMAS OGRYZLO                 /s/ JOHN M. CLARK
      --------------------------          --------------------------
          C. Thomas Ogryzlo                     John M. Clark
               Director                            Director

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

VISTA GOLD CORP.
CONSOLIDATED STATEMENTS OF LOSS

                                                               YEARS ENDED DECEMBER 31
                                                        --------------------------------------
                                                           2002          2001          2000
                                                        ----------    ----------    ----------
                                                             (U.S. DOLLARS IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
REVENUES:
Gold sales--Note 11...................................  $       --    $      890    $    3,757
                                                        ----------    ----------    ----------
COSTS AND EXPENSES:
Production costs--Note 11.............................          --           746         2,560
Depreciation, depletion and amortization..............          74           301           867
Provision for reclamation and closure costs...........       1,048            --            --
Exploration, property evaluation and holding costs....         642         1,246         1,875
Corporate administration and investor relations.......       1,257         1,158         1,244
Interest expense......................................          14            21           114
Gain on disposal of assets............................         (83)         (105)          (41)
Gain on disposal of marketable securities.............          --            --          (280)
Other income..........................................         (22)          (16)         (266)
Provision for settlement of USF&G suit--Note 5........          --           814            --
Cost recoveries related to USF&G lawsuit--Note 12.....        (240)           --            --
Write-down of mineral properties and other assets.....          --            --        10,926
Write-down of marketable securities...................          85            --            --
                                                        ----------    ----------    ----------
Total costs and expenses..............................       2,775         4,165        16,999
                                                        ----------    ----------    ----------
Loss before taxes.....................................      (2,775)       (3,275)      (13,242)
Income taxes..........................................          --            --           (33)
                                                        ----------    ----------    ----------
Net loss..............................................  $   (2,775)   $   (3,275)   $  (13,209)
                                                        ==========    ==========    ==========
Weighted average number of shares outstanding
  (restated--Note 8)..................................   6,760,755     4,535,752     4,535,752
----------------------------------------------------------------------------------------------
Basic and diluted loss per share (restated--Note 8)...  $    (0.41)   $    (0.72)   $    (2.91)
----------------------------------------------------------------------------------------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

VISTA GOLD CORP.
CONSOLIDATED STATEMENTS OF DEFICIT

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                               (U.S. DOLLARS IN THOUSANDS)
Deficit, beginning of year--Note 2(d).......................  $111,745   $108,470   $ 95,261
Net loss....................................................     2,775      3,275     13,209
                                                              --------   --------   --------
Deficit, end of period......................................  $114,520   $111,745   $108,470
                                                              ========   ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

VISTA GOLD CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                               (U.S. DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period.........................................  $(2,775)   $(3,275)   $(13,209)
ADJUSTMENTS TO RECONCILE LOSS FOR THE PERIOD TO CASH
  PROVIDED BY (USED IN) OPERATIONS:
Depreciation, depletion and amortization....................       74        301         867
Provision for reclamation and closure costs.................    1,048         --          --
Reclamation and closure costs paid..........................      (27)      (163)       (982)
Gain on disposal of assets..................................      (83)      (105)        (41)
Cost recoveries related to USF&G lawsuit--Note 12...........     (240)        --          --
Write-down of marketable securities.........................       85         --          --
Gain on disposal of marketable securities...................       --         --        (280)
Gain (loss) on currency translation.........................       --          3          (7)
Write-down of mineral properties and other assets...........       --         --      10,926
Other non-cash items........................................       70        142          --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable.........................................       (5)       580         461
Supplies inventory and prepaid expenses.....................      (41)         4         508
Accounts payable and accrued liabilities....................     (953)       804      (1,039)
                                                              -------    -------    --------
Net cash used in operating activities.......................   (2,847)    (1,709)     (2,796)
                                                              -------    -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to mineral properties.............................   (1,457)        --          (7)
Proceeds on disposal of fixed assets and supplies...........      246      2,982         832
Proceeds on disposal of marketable securities...............       --         --         357
                                                              -------    -------    --------
Net cash provided by (used in) investing activities.........   (1,211)     2,982       1,182
                                                              -------    -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt...........................................       --       (695)       (587)
Net proceeds from private placements--Note 8................    6,848         --          --
Costs to issue equities for other transactions..............      (55)        --          --
Proceeds from the exercise of stock options.................       34         --          --
                                                              -------    -------    --------
Net cash provided by (used in) financing activities.........    6,827       (695)       (587)
                                                              -------    -------    --------

Net increase (decrease) in cash and cash equivalents........    2,769        578      (2,201)
Cash and cash equivalents, beginning of period..............      674         96       2,297
                                                              -------    -------    --------
Cash and cash equivalents, end of year......................  $ 3,443    $   674    $     96
                                                              =======    =======    ========

Supplemental cash flow disclosure and material non-cash transactions--Note 15

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

1. NATURE OF OPERATIONS

The Corporation operates in the gold mining sector; it does not currently produce gold in commercial quantities. The Corporation evaluates, acquires and improves gold exploration and potential development projects. The Corporation's approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of measured and indicated gold mineralization. In addition, the Corporation looks for opportunities to improve the value of its gold projects through exploration drilling, and/or reengineering the operating assumptions underlying previous engineering work.

Although the Corporation has reviewed and is satisfied with the title for all mineral properties in which it has a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

Management has estimated that the Corporation will have adequate funds from existing working capital and from the private placement subsequent to the year-end (Note 21) to meet its corporate administrative and property obligations for the coming year. If the Corporation is to advance or develop its mineral properties further, it will be necessary to obtain additional funding. Although in the past the Corporation has been successful in obtaining financing, there can be no assurance that it will be successful in the future.

The Corporation has provided a surety bond in the amount of $5.1 million to ensure reclamation obligations under an approved reclamation plan at the Hycroft mine. The Bureau of Land Management, Nevada State Office has requested an additional bond of $443,279 for interim fluid management and it is probable that the State will request that the Corporation increase the total surety bond amount to an estimated $6.7 million, inclusive of the interim fluid management bond. Furthermore, the Corporation has been requested to pledge collateral in order to provide this surety bond. The amount and the nature of the collateral will be subject to negotiation. Although in the past the Corporation has been successful in arranging bonding, there can be no assurance that the Corporation will be successful in providing acceptable collateral and thus posting the surety bond.

2. SIGNIFICANT ACCOUNTING POLICIES

(a) GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in Canada. For the purposes of these financial statements these principles conform, in all material respects, with generally accepted accounting principles in the United States, except as described in Note 19.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(b) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All material intercompany transactions and balances have been eliminated. The Corporation's subsidiaries and percentage ownership in these entities as of December 31, 2002 are:

                                                              OWNERSHIP
                                                              ---------
Vista Gold Holdings Inc. and its wholly-owned
  subsidiaries..............................................    100%

  Hycroft Resources & Development, Inc. and its wholly-owned subsidiary Hycroft Lewis Mine, Inc.

  Vista Gold U.S. Inc.

  Vista Nevada Corp.........................................    100%

Granges Inc. (previously called Granges (Canada) Inc.)......    100%

Minera Paredones Amarillos S.A. de C.V......................    100%

Vista Gold (Antigua) Corp. and its wholly-owned
  subsidiary................................................    100%
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

(d) FOREIGN CURRENCY TRANSLATION

The Corporation has restated the financial statements and transferred an amount of $1.485 million from the currency translation adjustment (CTA) account to deficit. This amount represents the cumulative exchange gains and losses arising on the translation of the assets and liabilities of the Corporation's Canadian self-sustaining operations. The Corporation has determined that it had liquidated substantially all of the assets held within Canadian entities prior to the periods presented in these financial statements. The Corporation believes that this adjustment is not material as it has no impact on net income or cash flows for any of the periods presented.

A significant portion of the Corporation's expenses, and while in production, revenue from gold sales, are denominated in U.S. dollars. The Corporation's executive office is located in Littleton, Colorado. The U.S. dollar is the principal currency of the Corporation's business. Accordingly, all amounts in these consolidated financial statements of the Corporation are expressed in U.S. dollars, unless otherwise stated.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

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

(e) REVENUE RECOGNITION

Gold production has gradually declined since mining activities were suspended at the Hycroft mine in 1998. Effective at the beginning of fiscal 2002, gold production is considered incidental to the activities at the Hycroft mine, and reporting the associated sales proceeds as revenue is no longer warranted. Accordingly, proceeds from gold sales, are netted against costs. In 2001 and 2000, the Corporation recognized revenue upon adsorption of gold onto carbon.

(f) CASH EQUIVALENTS

Cash equivalents are investments in short-term funds consisting of highly liquid debt instruments such as certificates of deposit, commercial paper, and money market accounts purchased with an initial maturity date of less than three months. The Corporation's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution.

(g) INVENTORIES

Materials and supplies inventories are valued at the lower of average cost and net replacement value.

The Corporation recovered more gold than anticipated from the heap leach pads at the Hycroft mine; accordingly heap leach pad inventory has been fully recognized in prior years.

(h) MARKETABLE SECURITIES

Marketable securities are stated at the lower of cost or fair value, with unrealized losses included in net loss.

(i) MINERAL PROPERTIES

Acquisition cost and exploration and development expenditures incurred on non-producing mineral properties identified as having development potential, are deferred until the viability of the property is determined.

Option payments received are treated as a recovery of mineral property costs. Option payments are at the discretion of the optionee and accordingly are accounted for on a cash basis or when receipt is reasonably assured.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Holding costs to maintain a property on a care and maintenance basis are expensed as incurred.

Management reviews the carrying value of the Corporation's interest in each property quarterly. Where information and conditions suggest impairment, these properties are written down to net recoverable amount, based on estimated future cash flows. Management's estimates of gold price, recoverable proven and probable reserves, operating, capital and reclamation costs are subject to risks and uncertainties affecting the recoverability of the Corporation's investment in property, plant and equipment. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect management's estimate of net cash flows expected to be generated from its operating properties and the need for possible asset impairment write-downs.

Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if carrying value can be recovered.

Property acquisition and development costs are carried at cost less accumulated amortization and write-downs. Amortization during production is provided on the units-of-production method based on proven and probable reserves.

(j) PLANT AND EQUIPMENT

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

During mine production, a provision for reclamation and mine closure is charged to earnings over the mine life on a units-of-production basis.

(l) LOSS PER SHARE

Loss per share is calculated by dividing the loss for the year by the weighted average number of common shares outstanding during the year. Basic and diluted losses per share are the same because inclusion of common share equivalents would be anti-dilutive.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(m) STOCK-BASED COMPENSATION

The Corporation has a stock-based compensation plan, which is described in
Note 10. On January 1, 2002, the Corporation adopted the new recommendations of the Canadian Institute of Chartered Accountants, CICA 3870, for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. As permitted under the recommendations, the Corporation has elected not to follow the fair value method of accounting for stock options granted to directors and employees, and follows the intrinsic value method. Any consideration paid by directors, employees and non-employees on the exercise of stock options or the purchase of stock is credited to capital stock. Stock-based compensation on options granted to non-employees is recorded as an expense at the earlier of completion of performance or vesting of the options granted, based upon the estimated fair value on the grant date.

(n) WARRANTS

Warrants issued as consideration for mineral properties are recorded at fair value. The value of equity units, consisting of common shares and warrants, issued in a cash financing is assumed to be substantially attributable to the value of the common shares; no portion of the amount paid is assigned to the warrants.

3. MINERAL PROPERTIES

                                           DECEMBER 31, 2002                    DECEMBER 31, 2001
                                   ----------------------------------   ----------------------------------
                                              ACCUMULATED                          ACCUMULATED
                                              AMORTIZATION                         AMORTIZATION
                                                  AND                                  AND
                                     COST     WRITE-DOWNS      NET        COST     WRITE-DOWNS      NET
                                   --------   ------------   --------   --------   ------------   --------
                                                                  ($ 000'S)
MINERAL PROPERTIES
Maverick Springs, United
  States.........................  $ 1,521      $    --      $ 1,521    $    --      $    --      $    --
Mountain View, United States.....      303           --          303         --           --           --
Long Valley, United States.......       48           --           48         --           --           --
Hycroft mine, United States......   21,917       21,917           --     21,917       21,917           --
Paredones Amarillos, Mexico......    2,317           --        2,317         --           --           --
Amayapampa, Bolivia..............   57,624       46,894       10,730     57,624       46,894       10,730
                                   -------      -------      -------    -------      -------      -------
                                   $83,730      $68,811      $14,919    $79,541      $68,811      $10,730
                                   -------      -------      -------    -------      -------      -------

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

3. MINERAL PROPERTIES (CONTINUED)

                                                     2001                         2002
                                                 ------------   ----------------------------------------
                                                 DECEMBER 31,   ACQUISITION   EXPLORATION   DECEMBER 31,
                                                     NET           COSTS         COSTS          NET
                                                 ------------   -----------   -----------   ------------
                                                                        ($ 000'S)
Maverick Springs, United States................     $    --       $1,332          $189         $ 1,521
Mountain View, United States...................          --          303            --             303
Long Valley, United States.....................          --           48            --              48
Hycroft mine, United States....................          --           --            --              --
Paredones Amarillos, Mexico....................          --        2,317            --           2,317
Amayapampa, Bolivia............................      10,730           --            --          10,730
                                                    -------       ------          ----         -------
                                                    $10,730       $4,000          $189         $14,919
                                                    =======       ======          ====         =======

The recoverability of the carrying values of the Corporation's mineral properties is dependent upon the successful start-up and commercial production from or sale of these properties. Further development and/or start-up of any of these projects will depend, among other things, on management's ability to raise additional capital for these purposes. Although the Corporation has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future.

MAVERICK SPRINGS

The Maverick Springs gold and silver project, southeast of Elko, Nevada, was acquired on October 7, 2002 from Newmont USA Limited (Newmont). The total cost for the Maverick Springs project included cash payments of $250,000; the issuance of 141,243 equity units, each unit comprised of one common share and a two year warrant, valued at $500,000 (Notes 8 and 9); and the issuance of $500,000 in common shares in October 2003, together with an equivalent number of two year warrants which will be valued as an additional cost at the time of issue (Note 6). The Corporation is committed to completing 20,000 feet of drilling on this project before October 7, 2004 and an additional 30,000 feet of drilling before October 7, 2006. Newmont retains a 1.5% net smelter returns royalty or the right to acquire 51% of the project after four years by paying the Corporation cash equaling 200% of the aggregate expenditures made by the Corporation on the project.

Maverick Springs is subject to a lease agreement with the underlying leaseholder, Artemis Exploration Company, which includes payments of advanced minimum royalties of $50,000 on October 1, 2003 and $100,000 on October 1, 2004 and each year thereafter while the agreement is in effect and a net smelter returns royalty based on a sliding scale ranging from 2% to 6%, depending on gold and silver prices at the time of production.

In November, 2002, the Corporation granted to Silver Standard Resources Inc., subject to the terms of the Newmont agreement, an option to acquire the silver resources hosted in the Maverick Springs project in exchange for aggregate future cash payments on $1.5 million (Note 20).

MOUNTAIN VIEW

The Mountain View gold project, located west of the Hycroft mine, was acquired on October 7, 2002 from Newmont Capital Limited (NCL). The total cost for the Mountain View project included cash payments of $50,000, the issuance of 56,497 equity units, each unit comprised of one common share and a two year

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

3. MINERAL PROPERTIES (CONTINUED)
warrant, valued at $200,000 (Notes 8 & 9). The Corporation is committed to completing 4,000 feet of drilling on this project before October 7, 2003 and an additional 4,000 feet of drilling before October 7, 2004. NCL retains a 1.5% net smelter returns royalty or the right to acquire 51% of the project after four years by paying the Corporation cash equaling 200% of the aggregate expenditures made by the Corporation on the project.

LONG VALLEY

The Corporation has a letter agreement with Standard Industrial Minerals, Inc. (Standard), to acquire Standard's 100% interest in the Long Valley gold project in east central California, for an aggregate purchase price of $750,000 which would be made over a five-year period, with annual payments to be due as follows: $100,000 due on each of January 15, 2003, 2004, and 2005; $200,000 due on January 15, 2006, and $250,000 due on January 15, 2007 (Note 21). The Corporation retains the right to terminate the agreement at any time.

HYCROFT MINE

The Corporation acquired the Hycroft gold mine, west of Winnemucca, Nevada, in 1987. Mining activities at the Hycroft mine were suspended in 1998. The mine is being held on care and maintenance pending a sustained improvement in gold prices. Holding costs are expensed.

The Crofoot property at the Hycroft mine is subject to a 4% net profit royalty and the Lewis property at the Hycroft mine is subject to a 5% net smelter royalty.

PAREDONES AMARILLOS

The Corporation acquired the Paredones Amarillos gold project in Mexico from Viceroy Resource Corporation on August 29, 2002 (Note 20). The total cost of this project included cash payments of $786,000 for acquisition and related costs, the issuance of 303,030 equity units with a fair value of $1,211,000 (Notes 8 and 9) and a future cash payment of $320,000 due August 29, 2003.

The Paredones Amarillos project is subject to a 2% net profits interest retained by a former owner.

AMAYAPAMPA

The Corporation acquired the Amayapampa gold project, in Bolivia, in 1996. The project is being held on care and maintenance pending a sustained improvement in gold prices. Holding costs are expensed.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

4. PLANT AND EQUIPMENT

                                           DECEMBER 31, 2002                    DECEMBER 31, 2001
                                   ----------------------------------   ----------------------------------
                                              ACCUMULATED                          ACCUMULATED
                                              DEPRECIATION                         DEPRECIATION
                                                  AND                                  AND
                                     COST     WRITE-DOWNS      NET        COST     WRITE-DOWNS      NET
                                   --------   ------------   --------   --------   ------------   --------
                                                                  ($ 000'S)
Hycroft mine, United States......  $11,982      $10,318      $ 1,664    $13,275      $11,394      $ 1,881
Corporate, United States.........      331          331           --        467          344          123
                                   -------      -------      -------    -------      -------      -------
                                   $12,313      $10,649      $ 1,664    $13,742      $11,738      $ 2,004
                                   -------      -------      -------    -------      -------      -------

5. CURRENT LIABILITIES

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                   ($ 000'S)
USF&G settlement............................................    $ --      $  814
Trade payables and other accruals...........................     598         540
                                                                ----      ------
                                                                $598      $1,354
                                                                ====      ======

On April 23, 2002, the Corporation settled the USF&G lawsuit, for which it had previously provided approximately $814,000.

6. PAYABLES TO BE SETTLED WITH EQUITY

Pursuant to the terms of the acquisition agreement with respect to the Maverick Springs project, in October, 2003 the Corporation will issue common shares with an approximate market value of $500,000, together an equivalent number of two year warrants. The warrants will be valued at the time of issue. (Note 3).

Pursuant to an agreement with Endeavour Financial Corporation Inc., Endeavour is to provide financial advisory services to the Corporation for a monthly fee of $10,000, which is payable by the issuance to Endeavour of a convertible promissory note, which is automatically converted into common shares of the Corporation (Note 8). As of December 31, 2002, payment for the month of December had not been made.

7. ACCRUED RECLAMATION AND CLOSURE COSTS

The Corporation's aggregate obligation accrued to December 31, 2002, net of the actual cost of reclamation activities performed to December 31, 2002, is $4.1 million (2001: $3.1 million). Substantially all of this estimate relates to final reclamation and closure of the Hycroft mine. Consistent with Bureau of Land Management, Nevada State Office mandated procedures, in 2002 the Corporation commissioned a third-party comprehensive review of the estimated reclamation costs at the Hycroft mine and increased the obligation accrued by $1.0 million (Note 13).

Estimated reclamation and mine closure costs are determined using management's best estimates of the scope and the cost of required activities. These estimates are subject to change, based on future changes in operations, regulatory requirements or costs to complete the reclamation activity. Estimated reclamation

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

7. ACCRUED RECLAMATION AND CLOSURE COSTS (CONTINUED) and closure costs had been charged to earnings over the life of the mine on a units-of-production basis; after mining was suspended in 1998, adjustments to the estimate have been reflected in net loss.

8. CAPITAL STOCK

COMMON SHARES ISSUED AND OUTSTANDING

                                                                NUMBER OF     CAPITAL STOCK
                                                              SHARES ISSUED     ($ 000'S)
                                                              -------------   -------------
As of December 31, 2001, 2000 and 1999 (Restated)...........    4,535,752       $121,146

Private placement February-March 2002, net..................    3,999,986          3,593
Warrants exercised from February-March 2002 private
  placement.................................................      679,736          1,020
Private placement December 2002, net........................    1,000,000          2,235
Shares issued for acquisition of gold properties, net.......      500,770          1,527
Shares issued for services, net.............................       10,869             20
Exercise of stock options...................................       17,500             34
                                                               ----------       --------
  Issued in 2002............................................    6,208,861       $  8,429
                                                               ----------       --------
As of December 31, 2002.....................................   10,744,613       $129,575
                                                               ==========       ========

On June 19, 2002, the Corporation effected a 1-for-20 consolidation of its common shares. The number of common shares outstanding, on a pre-consolidation basis, at December 31, 2001, of 90,715,040 has been restated as 4,535,752 shares, giving effect to the consolidation. All references in this document to common shares, loss per share and value per share or value per unit, are on a post-consolidation basis, unless otherwise indicated.

PRIVATE PLACEMENT FEBRUARY-MARCH 2002, NET

The Corporation effected a two-step private placement financing in February and March 2002. In the first step of the private placement, completed in February, the Corporation issued 1,000,000 units at a price of $1.026 per unit for an aggregate purchase price of $1,026,000. Each unit consisted of one common share and one share purchase warrant (Note 9) exercisable for one additional common share at $1.50, until February 1, 2007. The Corporation also issued 80,000 units to an agent as consideration for its services in connection with the unit offering. In the second step of the private placement, completed in March, the Corporation issued $2,774,000 aggregate principal amount of convertible debentures. The debentures were convertible into debenture units at a price of $1.026 per debenture unit, each consisting of one common share and one 5-year warrant entitling the holder to purchase one common share at a price of $1.50 until March 18, 2007, with the common share component representing substantially all of the unit value. The Corporation issued to an agent special warrants exercisable for 216,296 units, with each unit consisting of one common share and one warrant with the same terms as the share and warrant components, respectively, of the debenture units. The Corporation incurred approximately $207,000 in direct costs connected with both steps of this private placement.

On September 19, 2002, a Registration Statement on Form S-3 filed under the Securities Act of 1933 for the registration for resale of 7,999,974 common shares (including shares already issued as well as shares to be issued, all in connection with the private placement), was declared effective by the SEC. As a result of

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

8. CAPITAL STOCK (CONTINUED)
this registration statement becoming effective, the Corporation's $2,774,000 convertible debentures issued in the second step of the private placement were automatically converted, pursuant to their terms, into 2,703,690 common shares and the same number of debenture warrants. The registration included 3,999,986 shares issuable upon the exercise of warrants (Note 9), including the warrants issued in the first step of the private placement and the debenture warrants, having the respective expiration dates as noted in the preceding paragraph.

WARRANTS EXERCISED FROM FEBRUARY-MARCH 2002 PRIVATE PLACEMENT

As of December 31, 2002, 679,736 of the warrants issued in the Private placement February-March 2002 have been exercised, for an aggregate purchase price of $1,019,604 (Note 9).

PRIVATE PLACEMENT DECEMBER 2002, NET

On December 27, 2002, the Corporation completed a private placement financing in which the Corporation issued 1,000,000 equity units at a price of $2.35 per unit, for an aggregate purchase price of $2,350,000. Each equity unit consisted of one common share and one warrant (Note 9), exercisable over a two-year period from the issuance date, to purchase one common share for $3.04 during the first year and $3.45 during the second year. As of December 31, 2002, none of these warrants have been exercised. The Corporation incurred approximately $115,000 in direct costs connected with this private placement.

SHARES ISSUED FOR ACQUISITION OF GOLD PROPERTIES, NET

On August 29, 2002, the Corporation issued 303,030 equity units priced at Cdn $4.95 (approximately U.S.$3.17) with each unit comprised of one common share and one two-year warrant to purchase one common share at a price of Cdn $6.88 (approximately U.S.$4.40), as partial consideration for the acquisition of the Paredones Amarillos gold project (Note 3 and 20). The fair value of the equity units was Cdn $1.9 million (approximately U.S. $1.2), with Cdn $1.5 million (approximately U.S. $962,000) attributed to common shares and Cdn $390,000 (approximately U.S. $250,000) attributed to warrants (Note 9). As of
December 31, 2002, none of these warrants have been exercised. The Corporation incurred approximately $18,000 in direct costs connected with the issuance of these shares.

On October 7, 2002, the Corporation issued 197,740 equity units priced at $3.54 with each unit including one common share and one two-year warrant to purchase one common share at a price of $4.43, as partial consideration for the acquisition of the Maverick Springs and Mountain View gold projects (Note 3). The fair value of the equity units was $700,000, with $605,000 attributed to common shares and $95,000 attributed to warrants (Note 9). As of December 31, 2002, none of these warrants have been exercised. The Corporation incurred approximately $22,000 in direct costs connected with the issuance of these units.

SHARES ISSUED FOR SERVICES, NET

Pursuant to an agreement with Endeavour Financial Corporation Inc. (Endeavour). Endeavour is to provide financial advisory services to the Corporation for a monthly fee of $10,000. The monthly fee is payable by the issuance to Endeavour of a non-transferable convertible promissory note, which is automatically converted into common shares of the Corporation at a price per share equal to the weighted average closing price of the shares on the American Stock Exchange on the last 10 trading days of the month prior to the business day on which the fee becomes due. As of December 31, 2002, the Corporation

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

8. CAPITAL STOCK (CONTINUED)
had issued 10,869 common shares valued at $35,000 to Endeavour under the terms of this agreement. The Corporation incurred approximately $15,000 in direct costs connected with the issuance of shares under this agreement.

9. WARRANTS

Further to Note 8, warrants granted and outstanding in 2002 are summarized in the following table.

                                                                            WEIGHTED
                                                                             AVERAGE                      WEIGHTED
                                                                            EXERCISE                      AVERAGE
                          WARRANTS    VALUATION   WARRANTS     WARRANTS       PRICE                      REMAINING
                         GRANTED(1)    (000'S)    EXERCISED   OUTSTANDING   (U.S. $)       EXPIRY DATE   LIFE (YRS)
                         ----------   ---------   ---------   -----------   ---------      -----------   ----------
As of December 31,
  2001, 2000 and
  1999.................         --      $ --            --            --      $  --            --            --
Private placement
  February-March
  2002.................  3,999,986        --      (679,736)    3,320,250       1.50        Feb-Mar 07       4.2
Private placement
  December 2002........  1,000,000        --            --     1,000,000       3.04(2)       Dec-04         1.9
Acquisition of
  Paredones
  Amarillos............    303,030       250            --       303,030       4.40          Aug-04         1.7
Acquisition of Maverick
  Springs & Mtn.
  View.................    197,740        95            --       197,740       4.43          Oct-04         1.8
                         ---------      ----      --------     ---------      -----
  Total 2002...........  5,500,756       345      (679,736)    4,821,020       2.12
                         ---------      ----      --------     ---------      -----
As of December 31,
  2002.................  5,500,756      $345      (679,736)    4,821,020      $2.12
                         =========      ====      ========     =========      =====

(1) Each warrant entitles the holder to purchase one common share

(2) The exercise price increases to $3.45 in December 2003

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

10. OPTIONS TO PURCHASE SHARES

COMMON SHARE OPTIONS ISSUED TO NON-EMPLOYEES

Under the Corporation's Stock Option Plan, 20,000 fully vested stock options were granted to non-employee consultants of the Corporation in December 2002 and have been recorded at estimated fair value of $24,602 using the Black-Scholes option pricing model.

COMMON SHARE OPTIONS

Under the Corporation's Stock Option Plan (the Plan), the Corporation may grant options to directors, officers, employees and consultants of the Corporation or its subsidiaries, for up to 225,000 common shares. In addition, in January 2003, the Board of Directors approved, subject to regulatory and shareholder approvals, an increase to the Plan of 775,000 options. Under the Plan, the exercise price of each option shall not be less than the market price of the Corporation's stock on the date preceding the date of grant, and an option's maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between the Corporation and the optionee. Options and vesting periods under the Plan are granted from time to time at the discretion of the Board of Directors. Options granted under the proposed 775,000 option increase may not be exercised until after regulatory and shareholder approvals have been acquired.

At December 31, 2002, 662,000 common shares were reserved for issuance under options granted to directors, officers, employees and non-employees. These options expire as follows:

YEAR OF EXPIRATION          2005       2006       2007       2008       2009       2010       2011       2012      TOTAL
------------------        --------   --------   --------   --------   --------   --------   --------   --------   --------
Number of Options.......   3,750      8,571     614,679     2,500      5,000      10,000     12,500     5,000     662,000

The following tables summarize information about stock options under the Plan:

                                       2002                        2001                        2000
                             -------------------------   -------------------------   -------------------------
                                           WEIGHTED                    WEIGHTED                    WEIGHTED
                             NUMBER OF   AVERAGE PRICE   NUMBER OF   AVERAGE PRICE   NUMBER OF   AVERAGE PRICE
                              SHARES        (CDN $)       SHARES        (CDN $)       SHARES        (CDN $)
                             ---------   -------------   ---------   -------------   ---------   -------------
                                                             RESTATED--NOTE 8            RESTATED--NOTE 8
Outstanding--beginning
  of year..................    75,000        $3.63         87,900        $4.24        115,400        $4.74
Granted....................   649,500         4.37         21,250         2.40         13,750         1.40
Exercised..................   (17,500)        3.07             --           --             --           --
Expired....................        --           --             --           --         (4,285)        4.70
Forfeited..................   (45,000)        4.37        (34,150)        4.44        (36,965)        4.70
                              -------        -----        -------        -----        -------        -----
Outstanding--end of year...   662,000        $4.32         75,000        $3.63         87,900        $4.24
                              -------        -----        -------        -----        -------        -----
Exercisable................   172,500        $4.19         75,000        $3.63         87,900        $4.24
                              =======        =====        =======        =====        =======        =====

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

10. OPTIONS TO PURCHASE SHARES (CONTINUED)

               OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
-------------------------------------------------   -------------------------------------------------
                                      WEIGHTED                                            WEIGHTED
                                       AVERAGE          WEIGHTED                           AVERAGE
WEIGHTED AVERAGE       NUMBER         REMAINING     AVERAGE EXERCISE       NUMBER         REMAINING
 EXERCISE PRICE    OUTSTANDING AT   CONTRACT LIFE        PRICE         EXERCISABLE AT   CONTRACT LIFE
    (CDN $)          DEC. 31/02        (YEARS)           (CDN$)          DEC. 31/02        (YEARS)
----------------   --------------   -------------   ----------------   --------------   -------------
     $1.40             10,000            7.9              $1.40             10,000           7.9
      2.40              7,500            8.8               2.40              7,500           8.8
      2.40              5,000            8.4               2.40              5,000           8.4
      2.80              5,000            9.2               2.80              5,000           9.2
      4.37            574,500            4.5               4.37             85,000           4.5
      4.70             35,000            4.2               4.70             35,000           4.2
      5.00              5,000            6.2               5.00              5,000           6.2
      5.19             20,000            4.9               5.19             20,000           4.9
     -----            -------                             -----            -------
     $4.32            662,000                             $4.19            172,500
     =====            =======                             =====            =======

Under the Corporation's Stock Option Plan, 10,000 stock options (200,000 on a pre-consolidation basis) were issued to directors of the Corporation in March 2002. In addition, subject to regulatory and shareholder approval, 619,500 stock options (all on a post-consolidation basis) were issued to directors, officers and employees in July 2002, half of which were vested immediately and half of which will vest in July 2003. Had compensation been recorded using the fair-value method for these stock option grants, the Corporation's loss and loss per share for Canadian GAAP would have been adjusted to the pro forma amounts indicated below:

                YEAR ENDED DECEMBER 31, 2002
-------------------------------------------------------------
Net loss--as reported (000's)......................  $(2,775)
Net loss--pro forma (000's)........................   (3,261)
Loss per share--as reported........................  $ (0.41)
Loss per share--pro forma..........................  $ (0.48)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants:

                                                   MARCH       JULY      DECEMBER
                                                  OPTIONS    OPTIONS    OPTIONS(1)
                                                  --------   --------   ----------
Expected volatility.............................   50.00%     50.00%      50.00%
Risk-free interest rate.........................    3.50%      3.50%       3.50%
Expected lives (years)..........................        5          3           3
Dividend yield..................................       0%         0%          0%

(1) Options granted to non-employees

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

11. GOLD SALES AND PRODUCTION COSTS

Gold production has gradually declined since mining activities were suspended at the Hycroft mine in 1998. Effective at the beginning of fiscal 2002, gold production is considered incidental to the activities at the Hycroft mine, and reporting the associated sales proceeds as revenue is no longer warranted. Accordingly, proceeds from gold sales of approximately $0.6 million, are netted against 'Exploration, property evaluation and holding costs.' Similarly, gold production costs, which approximately offset the proceeds from gold sales, are included in 'Exploration, property evaluation and holding costs.'

12. COST RECOVERIES RELATED TO USF&G LAWSUIT

The Corporation received from Golden Phoenix Minerals, Inc. (GPMI), the current owner of the Mineral Ridge Mine, 628,931 common shares, valued at $220,000 at the time of receipt, in consideration for benefits GPMI received as a direct result of the Corporation's facilitation of the USF&G settlement (Note 5). In addition, the final settlement amount for the USF&G lawsuit was approximately $20,000 less than originally estimated and provided for.

13. COMMITMENTS AND CONTINGENCIES

The Corporation has provided a surety bond in the amount of $5.1 million to ensure reclamation obligations under an approved reclamation plan at the Hycroft mine. The Bureau of Land Management, Nevada State Office has requested an additional bond of $443,279 for interim fluid management and it is probable that the State will request that the Corporation increase the total surety bond amount to an estimated $6.7 million, inclusive of the interim fluid management bond. Furthermore, the Corporation has been requested to pledge collateral in order to provide this surety bond. The amount and the nature of the collateral will be subject to negotiation. There can be no assurance that the Corporation will be successful in providing acceptable collateral and thus posting the surety bond.

The $6.7 million surety bond estimate for the Hycroft mine includes scope of work and pricing estimates which assume execution of the reclamation work under the direction of the Bureau of Land Management. However, the Corporation assumes that it will complete this reclamation itself after mining has been completed and, based on this assumption, estimates that the work will be completed to mandated standards for a total cost of $4.1 million as accrued in these financial statements (Note 7).

14. FINANCIAL INSTRUMENTS

The recorded value of the Corporation's cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities and other, approximate their fair values due to the relatively short periods to maturity. At
December 31, 2002, the fair value of marketable securities is $135,000.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

15. SUPPLEMENTAL CASH FLOW DISCLOSURE AND MATERIAL NON-CASH TRANSACTIONS

As of December 31, 2002 and 2001, all of the Corporation's cash was held in liquid bank deposits.

                                                                       YEARS ENDED
                                                                       DECEMBER 31
                                                              ------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE ($ 000'S)                     2002       2001       2000
-------------------------------------------                   --------   --------   --------
Cash paid (received) during the year for:
Interest....................................................    $14        $21        $114
Income taxes................................................     --         --         (33)

                                                         NON-CASH CONSIDERATION GIVEN DURING 2002
                                                 ---------------------------------------------------------
                                                             FUTURE                  SETTLEMENT
                                                  EQUITY     EQUITY    FUTURE CASH      OF A
MATERIAL NON-CASH TRANSACTIONS ($000'S)           UNITS     UNITS(1)   PAYMENTS(2)   LIABILITY     TOTAL
---------------------------------------          --------   --------   -----------   ----------   --------
INVESTING ACTIVITIES:
  Paredones Amarillos..........................   $1,212      $ --         $320         $  --      $1,532
  Maverick Springs.............................      500       500           --            --       1,000
  Mountain View................................      200        --           --            --         200
  Asset disposal...............................       --        --           --          (103)       (103)
                                                  ------      ----         ----         -----      ------
                                                  $1,912      $500         $320         $(103)     $2,629
                                                  ======      ====         ====         =====      ======

(1) Included in PAYABLES TO BE SETTLED WITH EQUITY

(2) Included in ACCRUED LIABILITIES AND OTHER

There were no significant non-cash transactions during the year's ended December 31, 2001 and 2000.

16. INCOME TAXES

    (a) A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Corporation's effective income tax expenses (recovery) is as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
Income taxes at statutory rates.............................  $(1,141)   $(1,412)   $(5,959)
Increase (decrease) in taxes from:
  Permanent differences.....................................        2          2       (149)
  Differences in foreign tax rates..........................      198        270      2,214
  Benefit of losses not recognized..........................      941      1,140      3,894
  Large Corporations Tax....................................       --         --        (33)
                                                              -------    -------    -------
                                                              $    --    $    --    $   (33)
                                                              =======    =======    =======

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

16. INCOME TAXES (CONTINUED)
    (b) Future income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company's future tax assets as at December 31, are as follows:

                                                                  DECEMBER 31
                                                              -------------------
FUTURE INCOME TAX ASSETS                                        2002       2001
------------------------                                      --------   --------
Excess tax value over carrying value of property, plant and
  equipment.................................................  $  9,152   $  9,383
Operating and capital loss carryforwards....................    15,606     15,859
Accrued reclamation provision...............................     1,404      1,057
                                                              --------   --------
                                                                26,162     26,299
Valuation allowance for future tax assets...................   (26,162)   (26,299)
                                                              --------   --------
Total.......................................................        --         --
                                                              ========   ========

    (c) The Corporation has available income tax losses of $43.8 million, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

                                                               CANADA    UNITED STATES    TOTAL
                                                              --------   -------------   --------
2003........................................................  $   409       $ 5,418      $ 5,827
2004........................................................    1,684         1,373        3,057
2005........................................................    7,621            --        7,621
2006........................................................      625            --          625
2007........................................................      456            --          456
2008........................................................      458           388          846
2009........................................................      911            11          922
2010........................................................       --         5,106        5,106
2011........................................................       --         9,415        9,415
2019........................................................       --         5,301        5,301
2020........................................................       --           310          310
2021........................................................       --         1,965        1,965
2022........................................................       --         2,327        2,327
                                                              -------       -------      -------
                                                              $12,164       $31,614      $43,778
                                                              =======       =======      =======

17. RETIREMENT PLANS

The Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent U.S. employees. The Corporation makes contributions of up to 4% of eligible employees' salaries. The Corporation's contributions were as follows: 2002--$20,796; 2001--$28,764; and 2000--$56,000.

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

18. SEGMENT INFORMATION

The Corporation's core business is evaluating, acquiring, exploring and improving gold exploration and potential development projects. These activities are focused principally in North and South America. Substantially all related costs are derived in the United States. The Corporation reported no revenues in 2002; all 2001 and 2000 revenues were earned in the United States. Geographic segmentation of capital assets is provided in Notes 3 and 4.

19. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The significant differences between generally accepted accounting principles
(GAAP) in Canada and in the United States, as they relate to these financial statements are as follows:

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

    (b) In 2000 the carrying values of certain long-lived assets exceeded their respective undiscounted cash flows. Following Canadian GAAP, the carrying values were written down using the undiscounted cash flow method. Under U.S. GAAP, the carrying values were written down to their fair values using the discounted cash flow method, giving rise to a difference in the amounts written down.

       Amortization when properties are in production, following Canadian GAAP, would be reduced to reflect the difference in the amounts written down following U.S. GAAP.

    (c) Under U.S. GAAP, items such as unrealized gains and losses on marketable securities are required to be shown separately in the derivation of comprehensive income.

    (d) In 2000 and 2001 the Corporation recognized revenue upon adsorption of gold onto carbon. In accordance with U.S. GAAP, revenue is not recorded before title is passed. In 2002, proceeds from gold sales of $150,000 were recognized for U.S. GAAP and credited to 'Exploration, property evaluation and holding costs'.

    (e) Special warrants issued to the agent as compensation for its services in connection with the March 2002 Debenture Offering (Note 8) are valued and included as a financing cost of the related debentures. The conversion feature of the Debenture Offering (the Beneficial Conversion Feature) was in the money at the date of issue. The debentures were fully converted on September 19, 2002 (Note 8); accordingly the fair value of the Beneficial Conversion Feature is recognized as a charge to net loss and as an addition to contributed surplus.

    (f) As described in note 2(d), the Corporation has reclassified an amount of $1.485 million from accumulated other comprehensive loss to deficit. The Company believes that this adjustment is not material as it has no impact on net income or cash flows for any of the periods presented.

    (g) In accordance with U.S. GAAP, exploration, mineral property evaluation, holding costs, option payments and related acquisition costs for mineral properties acquired under an option agreement are expensed as incurred. When proven and probable reserves are determined for a property and a bankable feasibility study is completed, then subsequent exploration and

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

19. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)
       development costs on the property would be capitalized. Total capitalized cost of such properties is measured periodically for recoverability of carrying value under SFAS No. 144.

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

                                                                   YEAR END DECEMBER 31
                                                              ------------------------------
(U.S. $ 000/S, EXCPET PER SHARE DATA)                           2002       2001       2000
-------------------------------------                         --------   --------   --------
Net loss--Canadian GAAP.....................................  $(2,775)   $(3,275)   $(13,209)
Impairment of mineral properties (b)........................       --         --      (7,637)
Amortization reduction (b)..................................       --         --          99
Unrealized loss on marketable securities (c)................       85         --          --
Revenue recognition (d).....................................       --         81        (172)
Cumulative impact of adopting SAB 101 (d)...................       --         --         (59)
Exploration, property evaluation and holding costs (d,g)....      (87)        --          --
Financing costs (e).........................................     (222)        --          --
Beneficial conversion feature (e)...........................   (2,774)        --          --
                                                              -------    -------    --------
  Net loss--U.S. GAAP.......................................   (5,773)    (3,194)    (20,978)
Unrealized (loss) gain on marketable securities (c).........      (85)        --         144
                                                              -------    -------    --------
  Comprehensive loss--U.S. GAAP.............................  $(5,858)   $(3,194)   $(20,834)
                                                              =======    =======    ========
Basic and diluted loss per share (restated--Note 8)--U.S.
  GAAP......................................................  $ (0.85)   $ (0.70)   $  (4.63)

The significant differences in the consolidated balance sheets as at December 31, 2002 and 2001 relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS

                                       DECEMBER 31, 2002                  DECEMBER 31, 2001
                                -------------------------------   ---------------------------------
                                PER CDN.   CDN/U.S.   PER U.S.    PER CDN.    CDN./U.S.   PER U.S.
(U.S. $ 000'S)                    GAAP       ADJ.       GAAP        GAAP        ADJ.        GAAP
--------------                  --------   --------   ---------   ---------   ---------   ---------
Current assets (d)............  $  4,105   $     --   $   4,105   $   1,155   $   (150)   $   1,005
Property, plant and
  equipment (b,g).............    16,583     (7,874)      8,709      12,734     (7,637)       5,097
                                --------   --------   ---------   ---------   --------    ---------
  Total assets................  $ 20,688   $ (7,874)  $  12,814   $  13,889   $ (7,787)   $   6,102
                                ========   ========   =========   =========   ========    =========
Current liabilities...........       598         --         598       1,354         --        1,354
Long term liabilities.........     4,665         --       4,665       3,134         --        3,134
                                --------   --------   ---------   ---------   --------    ---------
  Total liabilities...........     5,263         --       5,263       4,488         --        4,488
Capital stock (a).............   129,575     76,754     206,329     121,146     76,754      197,900
Special warrants (e)..........        --        222         222          --         --           --
Contributed surplus (a,c).....        --      5,560       5,560          --      2,786        2,786
Warrants and options..........       370         --         370          --         --           --
Other comprehensive loss
  (c).........................        --        (85)        (85)         --         --           --
Deficit (a,b,d,f,g)...........  (114,520)   (90,325)   (204,845)   (111,745)   (87,327)    (199,072)
                                --------   --------   ---------   ---------   --------    ---------
  Total shareholders'
    equity....................    15,425     (7,874)      7,551       9,401     (7,787)       1,614
                                --------   --------   ---------   ---------   --------    ---------
Total liabilities &
  shareholders' equity........  $ 20,688   $ (7,874)  $  12,814   $  13,889   $ (7,787)   $   6,102
                                ========   ========   =========   =========   ========    =========

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

19. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY UNDER U.S. GAAP

                                                                 WARRANTS AND                       OTHER           TOTAL
                                        CAPITAL    SPECIAL        CONTRIBUTED                   COMPREHENSIVE   SHAREHOLDERS'
(U.S. $ 000'S)                           STOCK     WARRANTS   OPTIONS    SURPLUS     DEFICIT        LOSS           EQUITY
--------------                          --------   --------   --------   --------   ---------   -------------   -------------
Balance at December 31, 1999..........  $197,900     $ --       $ --      $2,786    $(174,900)      $ --           $25,786
Net Loss..............................                                        --      (20,978)
                                        --------     ----       ----      ------    ---------       ----           -------
Balance at December 31, 2000..........  $197,900     $ --       $ --      $2,786    $(195,878)      $ --           $ 4,808
Net Loss..............................        --       --         --          --       (3,194)        --
                                        --------     ----       ----      ------    ---------       ----           -------
Balance at December 31, 2001..........  $197,900     $ --       $ --      $2,786    $(199,072)      $ --           $ 1,614
See Note 8............................     8,429       --         --          --           --         --
Special warrants (e)..................        --      222         --          --           --         --
Contributed surplus (e)...............        --       --                  2,774           --         --
Warrants & options....................        --       --        370          --           --         --
Other comprehensive loss (e)..........        --       --         --          --           --        (85)
Net Loss..............................        --       --         --          --       (5,773)        --
                                        --------     ----       ----      ------    ---------       ----           -------
Balance at December 31, 2002..........  $206,329     $222       $370      $5,560    $(204,845)      $(85)          $ 7,551
                                        ========     ====       ====      ======    =========       ====           =======

The Corporation applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans in its U.S. GAAP presentations. If compensation cost for the Corporation's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123, the Corporation would have recorded compensation expense of $486,000, $20,000 and $15,000 in 2002, 2001 and 2000 respectively. Accordingly, the consolidated net loss and loss per share under U.S. GAAP would have increased to the pro forma amounts indicated below:

(U.S. $ 000'S, EXCEPT PER SHARE DATA)                     2002       2001       2000
-------------------------------------                   --------   --------   --------
Net loss under U.S. GAAP               As reported      $(5,773)   $(3,194)   $(20,978)
                                       Pro forma         (6,259)    (3,214)    (20,993)
Loss per share                         As reported      $ (0.85)   $ (0.70)   $  (4.63)
                                       Pro forma          (0.93)     (0.71)      (4.63)

The fair value of each option grant is estimated on the date of grant for all plans using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

                                           2002         2001          2000
                                        -----------   --------   --------------
Expected volatility...................       50.0%      75.0%             61.9%
Risk-free interest rate...............        3.5%       5.0%    5.09% to 5.74%
Expected lives (years)................      3 to 5          2                 2
Dividend yield........................          0%         0%                0%

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

19. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED) fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The corporation is analyzing the impact of SFAS No. 143 and expects that the impact on the Corporation's consolidated financial position or result of operations will not be material when the company adopts the standard on January 1, 2003.

The CICA has approved, subject to written ballot, a new Handbook section, "Asset Retirement Obligations," to replace the current guidance on future removal and site restoration costs included in the CICA accounting standard 3061, "Property, Plant and Equipment." The standard, which is similar to SFAS 143, is effective for years beginning on or after January 1, 2004. The standard requires recognition of a liability at its fair value for the obligation associated with the retirement of a tangible long-lived asset. A corresponding asset retirement cost would be added to the carrying amount of the related asset and amortized to expense over the useful life of the asset. The company is analyzing the impact of this new standard, which will be adopted on January 1, 2003.

The Accounting Standards Board of the Canadian Institute of Chartered Accountants (CICA) has issued CICA 3063 "Impairment of Long-Lived Assets". This statement establishes standards for the recognition, measurement and disclosure of the impairment of long-lived non-monetary assets, including property, plant and equipment, intangible assets with finite useful lives, deferred pre-operating costs and long-term prepaid assets. The corporation does not expect that the implementation of these guidelines will have a material impact on its consolidated financial position or results of operations.

20. RELATED PARTY TRANSACTIONS

PAREDONES AMARILLOS

In August 2002, the Corporation acquired 100% of the shares of Minera Paredones Amarillos S.A. de C.V. from Viceroy Resource Corporation (Viceroy). The Corporation and Viceroy had a common director at the time of the transaction. The Corporation paid to Viceroy Cdn $1.0 million (approximately U.S. $641,000) at closing, together with 303,030 equity units priced at Cdn $4.95 (approximately U.S. $3.17), being 90% of the weighted average closing price of the Corporation's common shares on the five trading days immediately preceding the date of the definitive purchase agreement, with each unit comprised of one common share and one two-year warrant to purchase one common share at a price of Cdn $6.88 (approximately U.S. $4.40), or 125% of the weighted average closing price of the Corporation's common shares on the five trading days immediately preceding the date of the definitive purchase agreement. A final cash payment of Cdn $0.5 million (approximately U.S. $320,000) is due in August 2003.

MAVERICK SPRINGS

In November, 2002, the Corporation entered into a non-binding letter of intent to grant to Silver Standard Resources Inc., (Silver Standard) an option to acquire the Corporation's interest in the silver resources hosted in the Maverick Springs project in Nevada. The Corporation and Silver Standard have a common director. Under the terms of the proposed agreement, which is subject to regulatory approvals and the completion of a definitive agreement, the Corporation will retain its 100% interest in the gold resources, Silver Standard will pay the Corporation $1.5 million over four years including a cash payment of $300,000 at closing. The remaining $1.2 million will be used to fund exploration programs, land holding costs and option payments on the Maverick Springs project. An amount of $188,890 in exploration programs has been incurred by the Corporation in 2002, which will be recoverable from Silver Standard on completion of this agreement. Silver Standard and the Corporation will jointly manage exploration of the Maverick

THE TABULAR INFORMATION SET OUT BELOW IS IN THOUSANDS OF UNITED STATES DOLLARS,
                          EXCEPT AS OTHERWISE STATED.

20. RELATED PARTY TRANSACTIONS (CONTINUED)
Springs project through a management committee, with the Corporation as operator. The Corporation will have 45% of the vote on the committee, Silver Standard will have a 55% vote. After Silver Standard has completed its $1.5 million in payments to the Corporation, costs will be shared by the two corporations on the same ratio as established for operation of the management committee, subject to standard dilution provisions. The definitive agreement has not yet been finalized.

21. SUBSEQUENT EVENTS

(A) LONG VALLEY ACQUISITION

On January 22, 2003, the Corporation paid to Standard the first $100,000 installment for the purchase of the Long Valley project (Note 3).

(B) PRIVATE PLACEMENT

On February 7, 2003, the Corporation completed a $3.4 million private placement financing. The gross proceeds were placed in escrow pending shareholder approval. On February 27, 2003, at a Special General Meeting of the Shareholders, shareholders voted in favor of the financing and on February 28, 2003, the gross proceeds were released to the Corporation from escrow.

Through the private placement, the Corporation raised proceeds, net of commissions and costs, of approximately $3.0 million. The private placement consisted of the sale of 1.4 million special warrants, each priced at $2.43. The special warrants were automatically converted into equity units upon shareholder approval. Each equity unit consists of one common share and a warrant, exercisable over a four-year period, to purchase one common share for $3.14 during the first year, $3.56 during the second year, $3.92 during the third year and $4.28 during the fourth year. Starting on the second anniversary of the closing of this private placement, if the common shares of the Corporation trade at a value of 150% or more of the respective exercise price for a period of 15 consecutive trading days on the American Stock Exchange, then the Corporation has the option to request that the warrants be exercised. If the warrants are not exercised within 15 business days following this request, they will be cancelled. A 10% cash finder's commission was paid in connection with the private placement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF REGISTRANT.

Information concerning the Corporation's directors will be contained in the Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2003 Annual General Meeting of Shareholders (the "Proxy Statement") under the caption "Particulars of Matters to be Acted Upon--Election of Directors" and is incorporated herein by reference.

Information concerning the Corporation's executive officers is furnished in
Part I hereof under a separate unnumbered caption ("Executive Officers of the Corporation").

Information concerning certain filing obligations under the federal securities laws applicable to directors and executive officers of the Corporation, and holders of more than 10% of the Corporation's common shares, will be contained in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. COMPENSATION OF DIRECTORS AND OFFICERS.

Information concerning this item will be contained in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Except as to the information concerning securities authorized for issuance under equity compensation plans, which is furnished in Item 5 of Part II hereof under the caption "Equity Compensation Plan Information", the information concerning this item will be contained in the Proxy Statement under the caption "Ownership of the Corporation's Common Shares" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information concerning this item will be contained in the Proxy Statement under the captions "Interest of Management and Others in Material Transactions" and "Indebtedness of Directors and Senior Officers" and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Based on their evaluation as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K, the Corporation's principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(B) CHANGES IN INTERNAL CONTROLS.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

DOCUMENTS FILED AS PART OF REPORT

FINANCIAL STATEMENTS

The following consolidated financial statements of the Corporation are filed as part of this report:

1.  Report of Independent Accountants dated February 28, 2003.

2.  Consolidated Balance Sheets--At December 31, 2002 and 2001.

3.  Consolidated Statements of Loss--Years ended December 31, 2002, 2001, and
    2000.

4. Consolidated Statements of Deficit--Years ended December 31, 2002, 2001 and 2000.

5. Consolidated Statements of Cash Flows--Years ended December 31, 2002, 2001, and 2000.

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

EXHIBITS

The following exhibits are filed as part of this report:

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------          ------------------------------------------------------------
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

    10.09               Agreement dated May 13, 1994 between Granges and Atlas
                        Corporation filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1994 and incorporated herein by reference (File No.1-9025)

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------          ------------------------------------------------------------
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

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------          ------------------------------------------------------------
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

    10.37               Employment Agreement dated September 8, 2000 between Vista
                        Gold and Ronald J. McGregor. (File No. 1-9025)

    10.38 Agency Agreement dated February 1, 2002 between Vista Gold and Global Resource Investments Ltd. (File No. 1-9025)

    10.39               Amendment Agreement dated March 18, 2002 between Vista Gold and Global Resource Investments Ltd. (File No. 1-9025)

     21                 Subsidiaries of the Corporation

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------          ------------------------------------------------------------
     23                 Consent of PricewaterhouseCoopers LLP, independent auditors

     24                 Powers of Attorney

    99.01               Certification of Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.02               Certification of Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

The following reports were filed under cover of Form 8-K during the quarter ended December 31, 2002:

1. Report dated October 8, 2002, as amended under cover of Form 8-K/A filed as of October 31, 2002, pursuant to Item 5, regarding the completion of the acquisition of the Maverick Springs and Mountain View gold projects.

2. Report dated November 5, 2002, pursuant to Item 5, regarding the completion of technical studies on the Maverick Springs and Mountain View gold projects.

3. Report dated November 7, 2002, pursuant to Item 5, regarding the letter of intent to grant an option for the silver resources at the Maverick Springs project.

4. Report dated November 20, 2002, pursuant to Item 5, regarding acquisition of an option to acquire the Long Valley gold project; the Corporation's third quarter results; and resignation of a director.

5. Report dated December 16, 2002, pursuant to Item 5, regarding a $2.3 million private placement.

6. Report dated December 16, 2002, pursuant to Item 5, regarding the results of exploration drilling at the Maverick Springs project.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               VISTA GOLD CORP.
Dated: March 19, 2003                          By: /S/ RONALD J. MCGREGOR
                                               ---------------------------------------------
                                               Ronald J. McGregor,
                                               President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Dated: March 19, 2003                          By: /S/ RONALD J. MCGREGOR
                                               ---------------------------------------------
                                               Ronald J. McGregor,
                                               President and Chief Executive Officer
                                               (Principal Executive Officer)

Dated: March 19, 2003                          By: /S/ JOHN F. ENGELE
                                               ---------------------------------------------
                                               John F. Engele
                                               Vice President Finance and Chief Financial
                                               Officer (Principal Financial and Accounting
                                               Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                           CAPACITY                           DATE
---------                                           --------                           ----
                                         Director                         March 19, 2003
--------------------------------------
Ronald J. McGregor

                  *                      Director                         March 19, 2003
--------------------------------------
John M. Clark

                  *                      Director                         March 19, 2003
--------------------------------------
C. Thomas Ogryzlo

                  *                      Director                         March 19, 2003
--------------------------------------
Michael B. Richings

                  *                      Director                         March 19, 2003
--------------------------------------
Robert A. Quartermain

Pursuant to a Power of Attorney dated March 10, 2003, the undersigned by signing his name hereby signs this report in the name and on behalf of the foregoing directors.

/S/ RONALD J. MCGREGOR
--------------------------------------------
RONALD J. MCGREGOR

                                 CERTIFICATION

I, Ronald J. McGregor, certify that:

1.  I have reviewed this annual report on Form 10-K of Vista Gold Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 19, 2003           /s/ RONALD J. MCGREGOR
                                -----------------------------------------------------------
                                Ronald J. McGregor,
                                President and Chief Executive Officer
                                (Principal Executive Officer)

                                 CERTIFICATION

I, John F. Engele, certify that:

1.  I have reviewed this annual report on Form 10-K of Vista Gold Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 19, 2003           /s/ JOHN F. ENGELE
                                -----------------------------------------------------------
                                John F. Engele,
                                Vice President Finance and Chief Financial Officer
                                (Principal Financial and Accounting Officer)