Form 10-Q
period 2003-03-31
VISTA GOLD CORP
filed 2003-05-14
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-9025

                                VISTA GOLD CORP.
             (Exact name of registrant as specified in its charter)

Continued under the laws of the Yukon Territory                    None
(State or  other jurisdiction of incorporation                 (IRS Employer
          or organization)                                   Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                             Yes           No    X
                                  ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   12,621,819
                                -----------------

Common Shares, without par value, outstanding at May 14, 2003

                                VISTA GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                          PAGE
                                                                          ----
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)                                     3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                 12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          13

ITEM 4. CONTROLS AND PROCEDURES                                             13

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                   14

ITEM 2. CHANGES IN SECURITIES                                               14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 14

ITEM 5. OTHER INFORMATION                                                   15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    15

                                  SIGNATURES                                16


In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(U.S. DOLLARS IN THOUSANDS)                                               MARCH 31, 2003      December 31, 2002
                                                                          --------------      -----------------
ASSETS:
Cash and cash equivalents                                                        $ 5,298                $ 3,443
Marketable securities                                                                142                    135
Accounts receivable                                                                  271                    185
Supplies and other                                                                   234                    342
                                                                          --------------      -----------------
    Current assets                                                                 5,945                  4,105

Restricted cash - Note 3                                                             443                      -

Mineral properties - Note 4                                                       15,164                 14,919
Plant & equipment - Note 5                                                         1,698                  1,664
                                                                          --------------      -----------------
    Property, plant & equipment                                                   16,862                 16,583
                                                                          --------------      -----------------
    Total assets                                                                $ 23,250               $ 20,688
                                                                          --------------      -----------------
                                                                          --------------      -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                                                   $ 239                  $ 228
Accrued liabilities and other                                                        397                    370
                                                                          --------------      -----------------
    Current liabilities                                                              636                    598

Payables to be settled with equity - Note 6                                          510                    510
Accrued reclamation and closure costs                                              4,155                  4,155
                                                                          --------------      -----------------
    Total liabilities                                                              5,301                  5,263
                                                                          --------------      -----------------
Capital stock, no par value per share: - Note 7
    Preferred - unlimited shares authorized; no shares outstanding
    Common - unlimited shares authorized; shares outstanding:
         2003 - 12,421,819 and 2002 - 10,744,613                                 132,914                129,575
Warrants - Note 8                                                                    345                    345
Options                                                                               25                     25
Deficit                                                                         (115,335)              (114,520)
                                                                          --------------      -----------------
     Total shareholders' equity                                                   17,949                 15,425
                                                                          --------------      -----------------
        Total liabilities and shareholders' equity                              $ 23,250               $ 20,688
                                                                          --------------      -----------------
                                                                          --------------      -----------------

Nature of operations - Note 2
Commitments and contingencies - Note 9

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP. (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

                                                                                                       Cumulative
                                                                  Three Months Ended March 31          during
                                                                  ---------------------------          Development
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                        2003               2002          Stage
                                                                  --------           --------          -----------
COSTS AND EXPENSES:
Exploration, property evaluation and holding costs                  $  342             $  241             $    984
Corporate administration and investor relations                        418                278                1,675
Depreciation, depletion and amortization                                13                 20                   87
Provision for reclamation and closure costs                              -                  -                1,048
Interest expense                                                         -                  -                   14
Gain on disposal of assets                                               -                (87)                 (83)
Other expense (income)                                                 (10)                 2                  (32)
Cost recoveries related to USF&G lawsuit                                 -                  -                 (240)
Loss on currency translation                                            19                  -                   19
Write-down of marketable securities                                     33                  -                  118
                                                                  --------           --------          -----------
    Total costs and expenses                                           815                454                3,590
                                                                  --------           --------          -----------
Net loss                                                            $ (815)            $ (454)            $ (3,590)
                                                                  --------           --------          -----------
                                                                  --------           --------          -----------

Weighted average number of shares outstanding
(restated - Note 7)                                             11,337,979          5,243,752

Basic and diluted loss per share (restated - Note 7)               $ (0.07)            $(0.09)


VISTA GOLD CORP. (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

                                                                  Three Months Ended March 31
                                                                 ----------------------------
(U.S. DOLLARS IN THOUSANDS)                                           2003               2002
                                                                 ---------          ---------
Deficit, beginning of period                                     $ 114,520          $ 111,745
Net Loss                                                               815                454
                                                                 ---------          ---------
Deficit, end of period                                           $ 115,335          $ 112,199
                                                                 ---------          ---------
                                                                 ---------          ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP. (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED

                                                                                                       Cumulative
                                                                    Three Months Ended March 31        during
                                                                    ---------------------------        Development
(U.S. DOLLARS IN THOUSANDS)                                             2003               2002        Stage
                                                                    --------           --------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period                                                  $  (815)           $  (454)          $ (3,590)
ADJUSTMENTS TO RECONCILE LOSS FOR THE PERIOD TO CASH
PROVIDED BY (USED IN) OPERATIONS:
Depreciation, depletion and amortization                                  13                 20                 87
Provision for reclamation and closure cost                                 -                  -              1,048
Reclamation and closure costs paid                                         -                 (8)               (27)
Gain on disposal of assets                                                 -                (87)               (83)
Cost recoveries related to USF&G lawsuit                                   -                  -               (240)
Write-down of marketable securities                                       33                  -                118
Unrealized loss on currency translation                                   19                  -                 19
Other non-cash items                                                      30                  -                100

CHANGE IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable                                                      (86)                27                (91)
Supplies inventory and prepaid expenses                                  108                 48                 67
Accounts payable and accrued liabilities                                  19               (104)              (934)
                                                                    --------           --------        -----------
    NET CASH USED IN OPERATING ACTIVITIES                               (679)              (558)            (3,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash - Note 3                                                (443)                 -               (443)
Acquisition of marketable securities                                     (40)                 -                (40)
Additions to mineral properties                                         (245)                 -             (1,702)
Additions to plant & equipment                                           (47)                 -                (47)
Proceeds on disposal of fixed assets and supplies                          -                241                246
                                                                    --------           --------        -----------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (775)               241             (1,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from private placements - Note 7                          2,902                917              9,750
Cost to issue equities for other transactions                              -                  -                (55)
Proceeds from exercise of warrants - Note 7                              370                  -                370
Proceeds from the exercise of stock options - Note 7                      37                  -                 71
                                                                    --------           --------        -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                          3,309                917             10,136

Net increase in cash and cash equivalents                              1,855                600              4,624

Cash and cash equivalents, beginning of period                         3,443                674                674
                                                                    --------           --------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 5,298            $ 1,274           $  5,298
                                                                    --------           --------        -----------
                                                                    --------           --------        -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars unless specified otherwise)

1.   GENERAL

The consolidated interim financial statements of Vista Gold Corp. (a Development Stage Enterprise) (the "Corporation") as of March 31, 2003 and for the three month period ended March 31, 2003, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in
Note 11, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States. In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made. These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, with the exception that on January 1, 2003, the Corporation adopted SFAS 143 "Accounting for Asset Retirement Obligations," which addresses financial accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Corporation has determined that its liabilities with respect to asset retirement obligations, as reported in its financial statements for the year ended December 31, 2002, approximated fair value. Accordingly, adoption of this standard has had no effect on the Corporation's consolidated financial position or results of operations. The adoption of SFAS 143 effectively results in the Corporation's early adoption of CICA 3110 "Asset Retirement Obligations" which is similar to SFAS 143.

2.   NATURE OF OPERATIONS

The Corporation operates in the gold mining sector. Gold production has gradually declined since mining activities were suspended at the Hycroft mine in 1998. Effective January 1, 2002 gold production is considered incidental and the Corporation stopped reporting the associated sales proceeds as revenue. As the Corporation does not currently produce gold in commercial quantities, the Corporation is considered a Development Stage Enterprise. The Corporation evaluates, acquires and improves gold exploration and potential development projects. The Corporation's approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of gold mineralization. In addition, the Corporation looks for opportunities to improve the value of its gold projects through exploration drilling, and/or reengineering the operating assumptions underlying previous engineering work.

Management has estimated that the Corporation will have adequate funds from existing working capital to meet its corporate administrative and property obligations for the coming year. If the Corporation is to advance or develop its mineral properties further, it will be necessary to obtain additional funding. Although in the past the Corporation has been successful in obtaining financing, there can be no assurance that it will be successful in the future.

The Corporation has provided a surety bond in the amount of $5.1 million to ensure reclamation obligations under an approved reclamation plan at the Hycroft mine. In addition, the Corporation has provided an irrevocable standby letter of credit of $443,279 to the Bureau of Land Management, Nevada State Office (the "BLM") to ensure interim fluid management. It is probable that the BLM will request that the Corporation increase the total surety bond amount to an estimated $6.8 million, inclusive of the interim fluid management letter of credit. Furthermore, the Corporation has been requested to pledge collateral in order to provide this surety bond. The amount and the nature of the collateral are subject to negotiation. Although in the past the Corporation has been successful in arranging bonding, there can be no assurance that the Corporation will be successful in providing acceptable collateral and thus posting the surety bond.

3.   RESTRICTED CASH

The Corporation has pledged cash as collateral for an irrevocable standby letter of credit of $443,279 to the BLM to ensure interim fluid management at the Hycroft mine (Note 9).

4.   MINERAL PROPERTIES

                                            2002                                   2003
                                        ------------   -------------------------------------------------------------
                                                        Acquisition
                                                            costs &
                                        December 31,         option    Exploration          Year's            Ending
($ 000'S)                                       net        payments   & land costs        activity           Balance
                                        ------------   -------------------------------------------------------------
Maverick Springs, United States             $ 1,521             $ -           $ 20            $ 20          $  1,541
Mountain View, United States                    303               -              -               -               303
Long Valley, United States                       48             122              -             122               170
Paredones Amarillos, Mexico                   2,317               -             51              51             2,368
Amayapampa, Bolivia                          10,730               -              -               -            10,730
Other projects                                    -              52              -              52                52
                                        ------------   -------------------------------------------------------------
                                           $ 14,919           $ 174           $ 71           $ 245          $ 15,164
                                        ------------   -------------------------------------------------------------
                                        ------------   -------------------------------------------------------------


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

5.   PLANT AND EQUIPMENT

                                                  March 31, 2003                                December 31, 2002
                                         --------------------------------------          -------------------------------------
                                                    Accumulated                                    Accumulated
                                                    Depreciation                                   Depreciation
                                                     and Write-                                     and Write-
($ 000'S)                                    Cost      downs                Net              Cost      downs              Net
                                         --------------------------------------          -------------------------------------
Hycroft mine, United States              $ 12,029      $ 10,331         $ 1,698          $ 11,982      $ 10,318        $ 1,664
Corporate, United States                      331           331               -               331           331              -
                                         --------------------------------------          -------------------------------------
                                         $ 12,360      $ 10,662         $ 1,698          $ 12,313      $ 10,649        $ 1,664
                                         --------------------------------------          -------------------------------------
                                         --------------------------------------          -------------------------------------




6.   PAYABLES TO BE SETTLED WITH EQUITY

Pursuant to the terms of the acquisition agreement with respect to the Maverick Springs project, in October, 2003, the Corporation will issue common shares with an approximate market value of $500,000, together with an equivalent number of two year warrants. The warrants will be valued at the time of issue.

Pursuant to an agreement with Endeavour Financial Corporation Inc., Endeavour is to provide financial advisory services to the Corporation for a monthly fee of $10,000, which is payable by the issuance to Endeavour of a convertible promissory note, which is automatically converted into common shares of the Corporation (Note 7). As of March 31, 2003, payment for the month of March, 2003 had not been made.

7.   CAPITAL STOCK

COMMON SHARES ISSUED AND OUTSTANDING

                                                                           Number of shares       Capital stock
                                                                                     issued            ($ 000's)
                                                                           ----------------       --------------
December 31, 2002                                                                10,744,613            $ 129,575

Warrants exercised from February - March  2002 private placement                    246,729                  370
Private placement February 2003, net                                              1,400,000                2,902
Shares issued for services                                                            7,352                   30
Exercise of stock options                                                            23,125                   37
                                                                           ----------------       --------------
            Issued in 2003                                                        1,677,206            $   3,339
                                                                           ----------------       --------------
As of March 31, 2003                                                             12,421,819            $ 132,914
                                                                           ----------------       --------------
                                                                           ----------------       --------------

On June 19, 2002, the Corporation effected a 1-for-20 consolidation of its common shares and the number of common shares outstanding, on a pre-consolidation basis was restated, giving effect to the consolidation. All references in this document to common shares, loss per share and value per share or value per unit, are on a post-consolidation basis, unless otherwise indicated.

WARRANTS EXERCISED FROM FEBRUARY - MARCH 2002 PRIVATE PLACEMENT

During the three months ended March 31, 2003, 246,729 of the warrants issued in the February - March 2002 private placement were exercised for gross proceeds of $370,094.

PRIVATE PLACEMENT FEBRUARY 2003, NET

On February 7, 2003, the Corporation completed a $3.4 million private placement financing. The gross proceeds were placed in escrow pending shareholder approval. On February 27, 2003, at a Special General Meeting of the Shareholders, shareholders voted in favour of the financing and on February 28, 2003, the gross proceeds were released to the Corporation from escrow. The private placement consisted of the sale of 1.4 million special warrants, each priced at $2.43. The special warrants were automatically converted into equity units upon shareholder approval. Each equity unit consists of one common share and a warrant, exercisable over a four-year period, to purchase one common share for $3.14 during the first year, $3.56 during the second year, $3.92 during the third year and $4.28 during the fourth year. Starting on the second anniversary of the closing of this private placement (February 7, 2005), if the common shares of the Corporation trade at a value of 150% or more of the respective exercise price for a period of 15 consecutive trading days on the American Stock Exchange, then the Corporation has the option to request that the warrants be exercised. If the warrants are not exercised within 15 business days following this request, they will be cancelled. A 10% cash finder's commission totalling $340,200 was paid in connection with the private placement (Note 12); in addition, the Corporation incurred $160,000 in direct costs connected with this private placement.

SHARES ISSUED FOR SERVICES

Pursuant to an agreement with Endeavour Financial Corporation Inc. ("Endeavour"), Endeavour is to provide financial advisory services to the Corporation for a monthly fee of $10,000. The monthly fee is payable by the issuance to Endeavour of a non-transferable convertible promissory note, which is automatically converted into common shares of the Corporation at a price per share equal to the weighted average closing price of the shares on the American Stock Exchange on the last 10 trading days of the month prior to the business day on which the fee becomes due. During the three months ended March 31, 2003, the Corporation issued 7,352 common shares valued at $30,000 to Endeavour under the terms of this agreement.

STOCK BASED COMPENSATION

Under the Corporation's Stock Option Plan, 20,000 stock options were issued to officers of the Corporation in March 2003, subject to regulatory and shareholder approval. All of the options were vested immediately. Compensation expense for options vesting over time is recognized over the vesting period. Had compensation been recorded using the fair-value method for the stock options granted in 2003 and options granted in 2002 which will be fully vested in 2003, the Corporation's loss and loss per share for Canadian GAAP would have been adjusted to the pro forma amounts indicated below:

                    Three months ended March 31, 2003
     --------------------------------------------------------------------
     Net loss - as reported (000's)                              $  (815)
     Net loss - pro forma (000's)                                   (892)
     Loss per share - as reported                                $ (0.07)
     Loss per share - pro forma                                  $ (0.08)


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants:

                                                            March Options
Expected volatility                                                 50.0%
Risk-free interest rate                                             3.50%
Expected lives                                                    3 years
Dividend yield                                                         0%


8.   WARRANTS

                                                                                    Weighted
                                                                                     average                Weighted
                                                                                    exercise                 average
                                          Warrants     Warrants       Warrants        prices      Expiry   remaining     Valuation
                                        granted(1)    exercised    outstanding        (U.S.$)       date   life (yrs)      (000's)
                                       -----------    ---------    -----------      --------      ------   ----------    ---------
As of December 31, 2002                 5,500,756      (679,736)     4,821,020        $ 2.12                                 $ 345
Private placement February 2003         1,400,000             -      1,400,000          3.14(2)   Feb-07         3.9             -
Private Placement February-March 2002           -      (246,729)      (246,729)         1.50                                     -
                                       -----------    ---------    -----------                                           ---------
     Total 2003                         1,400,000      (246,729)     1,153,271                                                   -
                                       -----------    ---------    -----------                                           ---------
As of March 31, 2003                    6,900,756      (926,465)     5,974,291        $ 2.39                                 $ 345
                                       -----------    ---------    -----------      --------                             ---------
                                       -----------    ---------    -----------      --------                             ---------

(1)  Each warrant entitles the holder to purchase one common share.

(2) The exercise price increases to $3.56 in February 2004, to $3.92 in February 2005 and $4.28 in February 2006.

9.   COMMITMENTS AND CONTINGENCIES

The Corporation has provided a surety bond in the amount of $5.1 million to ensure reclamation obligations under an approved reclamation plan at the Hycroft mine. In addition, the Corporation has provided an irrevocable standby letter of credit of $443,279 to the Bureau of Land Management, Nevada State Office (the "BLM") to ensure interim fluid management. It is probable that the BLM will request that the Corporation increase the total surety bond amount to an estimated $6.8 million, inclusive of the interim fluid management letter of credit. Furthermore, the Corporation has been requested to pledge collateral in order to provide this surety bond. The amount and the nature of the collateral are subject to negotiation. There can be no assurance that the Corporation will be successful in providing acceptable collateral and thus posting the surety bond.

The $6.8 million surety bond estimate represents an asset retirement obligation, as defined in SFAS 143 and CICA 3110, with respect to the Hycroft mine. The Corporation estimates that the related asset retirement expenditures will commence approximately five years after the start-up of the Hycroft mine (an event not yet scheduled) and continue for several years after that time. Using a credit-adjusted rate of 7.75%, the fair value of this obligation is estimated at $4.1 million, as accrued in these financial statements.

10.  GEOGRAPHIC AND SEGMENT INFORMATION

The Corporation's core business is evaluating, acquiring, exploring and improving gold exploration and potential development projects. These activities are focused principally in North and South America. Substantially all related costs are derived in the United States. The Corporation reported no revenues in the three months ended March 31, 2003 or for the same period in 2002. Geographic segmentation of capital assets is provided in Notes 4 and 5.

11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Corporation prepares its financial statements in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States. The measurement effect of these GAAP differences on the consolidated statements of loss were as follows:

CONSOLIDATED STATEMENTS OF LOSS
                                                       Three Months Ended March 31
                                                       ---------------------------
                                                           2003               2002
                                                       --------            -------
(U.S. $ 000'S, EXCEPT PER SHARE DATA)
Net loss - Canadian GAAP                               $   (815)           $  (454)
Unrealized loss on marketable securities                     33                  -
Revenue recognition                                           -                150
Exploration, property evaluation and holding cost          (245)                 -
                                                       --------            -------
      Net loss - U.S. GAAP                               (1,027)              (304)

Unrealized (loss) gain on marketable securities             (33)                 -
                                                       --------            -------
      Comprehensive loss - U.S. GAAP                   $ (1,060)           $  (304)
                                                       --------            -------
                                                       --------            -------
Basic and diluted loss per share (restated -
Note 8) - U.S. GAAP                                    $  (0.09)           $ (0.06)


In 2002, proceeds from gold sales, which had been recognized in 2001 under Canadian GAAP, were recognized for U.S. GAAP and credited to "Exploration, property evaluation and holding costs."

In accordance with U.S. GAAP, exploration, mineral property evaluation, holding costs, option payments and related acquisition costs for mineral properties acquired under an option agreement are expensed as incurred. When proven and probable reserves are determined for a property and a bankable feasibility study is completed, then subsequent exploration and development costs on the property would be capitalized. In accordance with U.S. GAAP, the $245,000 "Exploration, property evaluation and holding costs" expense would be classified as "Cash used in operations" for cash flow reporting purposes, as opposed to "Cash used in investing activities" as presented in the Canadian GAAP Statements of Cash flow.

The measurement effect of GAAP differences on the consolidated balance sheets were as follows:

CONSOLIDATED BALANCE SHEETS

                                                       March 31, 2003                    December 31, 2002
                                             ----------------------------------      ----------------------------------
                                              Per Cdn.   Cdn./U.S.     Per U.S.       Per Cdn.   Cdn./U.S.     Per U.S.
                                                  GAAP        Adj.         GAAP           GAAP        Adj.         GAAP
                                             ----------------------------------      ----------------------------------
(U.S. $ 000'S)
Current assets                               $   5,945    $      -    $   5,945      $   4,105    $      -    $   4,105
Restricted cash                                    443           -          443              -           -            -
Property, plant and equipment                   16,862      (8,119)       8,743         16,583      (7,874)       8,709
                                             ----------------------------------      ----------------------------------
   Total assets                              $  23,250    $ (8,119)   $  15,131      $  20,688    $ (7,874)   $  12,814
                                             ----------------------------------      ----------------------------------
                                             ----------------------------------      ----------------------------------

Current liabilities                                636           -          636            598           -          598
Long term liabilities                            4,665           -        4,665          4,665           -        4,665
                                             ----------------------------------      ----------------------------------
   Total liabilities                             5,301           -        5,301          5,263           -        5,263

Capital stock                                  132,914      76,754      209,668        129,575      76,754      206,329
Special warrants                                     -         222          222              -         222          222
Contributed surplus                                  -       5,560        5,560              -       5,560        5,560
Warrants and options                               370           -          370            370           -          370
Other comprehensive loss                             -        (118)        (118)             -         (85)         (85)
Deficit                                       (115,335)    (90,537)    (205,872)      (114,520)    (90,325)    (204,845)
                                             ----------------------------------      ----------------------------------
   Total shareholders' equity                   17,949      (8,119)       9,830         15,425      (7,874)       7,551

                                             ----------------------------------      ----------------------------------
  Total liabilities & shareholders' equity   $  23,250    $ (8,119)   $  15,131      $  20,688    $ (7,874)   $  12,814
                                             ----------------------------------      ----------------------------------
                                             ----------------------------------      ----------------------------------


12.  RELATED PARTY TRANSACTIONS

On February 7, 2003, the Corporation completed a $3.4 million private placement financing of Special Warrants as discussed in Financial Statements - Note 7. The Corporation retained Global Resource Investments Ltd. ("Global") to find investors to purchase the Special Warrants and paid Global a cash commission of $340,200, equal to 10% of the proceeds of the Special Warrant Offering as consideration for Global's services as finder. In addition, the Corporation agreed to pay reasonable legal costs incurred by Global in connection with the Special Warrant Offering up to a maximum of $15,000. The Corporation understands that all of the shares of Global are beneficially owned by an individual that beneficially owned approximately 19.4% of the common shares of the Corporation as at February 7, 2003, and also beneficially owns more than 10% of the shares of Quest Investment Corporation (successor by amalgamation to Stockscape.com Technologies Inc.) ("Quest"). As at February 7, 2003, Quest beneficially owned approximately 9.9% of the common shares of the Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (U.S. dollars in thousands, unless specified otherwise)

RECENT DEVELOPMENTS

On February 7, 2003, the Corporation completed a $3.4 million private placement financing. The gross proceeds were placed in escrow pending shareholder approval. On February 27, 2003, at a Special General Meeting of the shareholders, shareholders voted in favour of the financing and on February 28, 2003, the gross proceeds were released to the Corporation from escrow. The private placement consisted of the sale of 1.4 million special warrants each priced at $2.43. Upon shareholder approval, the special warrants were automatically converted into equity units, each consisting of one common share and one four-year common share purchase warrant (see Financial Statements -
Note 7).

RESULTS OF OPERATIONS

The Hycroft mine is on care and maintenance. Solution is being circulated over the heap leach pads to enhance evaporation, consequently small amounts of gold are recovered from the solutions. The value of the gold recovered is accounted for as an offset to "Exploration, property evaluation and holding costs". Total Exploration, property evaluation and holding costs were $342,000 for the three months ended March 31, 2003, compared to $241,000 for the same period in 2002. These costs are comprised principally of costs related to holding the Hycroft mine, but also include the costs to hold the Amayapampa project and costs to maintain the Corporation's Canadian exploration claims. The increase in cost in 2003 compared to 2002 is principally a result of the declining amount of gold recovered from the circulating solutions at the Hycroft mine.

Corporate administration costs for the three months ended March 31, 2003 were $418,000 compared to $278,000 for the same period in 2002. Corporate administration costs have increased, as expected, as a result of business development initiatives and an expanded investor relations program. This trend is expected to continue.

Depreciation, depletion and amortization for the three months ended March 31, 2003 totalled $13,000, compared to $20,000 for the same period in 2002. A significant portion of the Hycroft property, plant and equipment has been sold and a substantial portion of the remaining equipment has been fully depreciated.

The Corporation did not dispose of any assets in the three months ended March 31, 2003 and therefore did not realize any related gains or losses. An $87,000 gain from the disposal of assets was realized in the same period in 2002.

The fair value of marketable securities has declined $33,000 for the three months ended March 31, 2003. The Corporation held no marketable securities at March 31, 2002.

The Corporation used $679,000 net cash for operating activities during the three months ended March 31, 2003; this is a $119,000 increase from the $558,000 net cash used in operating activities during the three months ended March 31, 2002. The increased cash usage for the three-month period results mainly from increased costs and differences with respect to the timing of receipt of gold settlements, partially offset by the timing of payments of prepaid expenses and accounts payable.

The Corporation used $775,000 in investing activities during the three months ended March 31, 2003. Investing activities includes: $443,000 restricted cash invested in a certificate of deposit and subsequently pledged as collateral for a standby letter of credit (Financial Statements - Note 3); $40,000 invested in marketable securities; $245,000 reflecting the Corporation's continued focus on acquisition and improvement of gold projects; and $47,000 for the replacement of light vehicles at the Hycroft mine. The Corporation had no asset disposal during the three months ended March 31, 2003. During the three months ended March 31, 2002, the Corporation made no investments and provided $241,000 cash from the sale of fixed assets and supplies.

As discussed in the Financial Statements - Note 7, for the three months ended March 31, 2003, the Corporation raised $2.9 million, net proceeds, from a private placement financing which closed on February 7, 2003. In addition, 246,729 warrants issued in a previous private placement financing were exercised providing the Corporation with $370,000. The Corporation also received $37,000 from the exercise of stock options during the three months ended March 31, 2003. During the same period in 2002, the Corporation raised net proceeds of $917,000 from a private placement.

FINANCIAL CONDITION

The Corporation's consolidated cash balance at March 31, 2003 was $5.3 million, compared to a cash balance of $3.4 million at December 31, 2002; working capital was $5.3 million as of March 31, 2003 compared to $3.5 million at December 31, 2002. This improvement resulted from the private placement financing as discussed in the Financial Statements - Note 7, and above in RESULTS OF OPERATIONS.

OUTLOOK

The Corporation does not currently generate operating cash flows. Management has estimated that the Corporation will have adequate funds, from existing working capital and from the exercise of warrants subsequent to the period, to meet its administrative and property obligations for the coming year and to make additional gold project investments, currently planned at approximately $500,000.

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

The Corporation has provided a surety bond in the amount of $5.1 million to ensure reclamation obligations under an approved reclamation plan at the Hycroft mine. In addition, the Corporation has provided an irrevocable standby letter of credit of $443,279 to the Bureau of Land Management, Nevada State Office to ensure interim fluid management. It is probable that the State will request that the Corporation increase the total surety bond amount to an estimated $6.8 million, inclusive of the interim fluid management letter of credit. Furthermore, the Corporation has been requested to pledge collateral in order to provide this surety bond. The amount and the nature of the collateral are subject to negotiation. Although in the past the Corporation has been successful in arranging bonding, there can be no assurance that the Corporation will be successful in providing acceptable collateral and thus posting the surety bond.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a "small business issuer" as such term is defined in Rule 12b-2 of the Exchange Act, and accordingly is not required to provide the information under this Item.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Corporation's principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

In April 1998, a legal dispute was initiated in Bolivia by a Mr. Estanislao Radic who brought legal proceedings in the lower penal court against Mr. Raul Garafulic and the Corporation, questioning the validity of the Mr. Garafulic's ownership of the Amayapampa property. Please see "Part I - Item 3. Legal Proceedings" as included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, for information about this matter.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 7, 2003, the Corporation completed a $3.4 million private placement financing as discussed in Financial Statements - Note 7. The private placement consisted of the sale of 1.4 million Special Warrants, each priced at $2.43. The Special Warrants were automatically converted into equity units upon shareholder approval at the Special General Meeting of the shareholders on February 27, 2003. Each equity unit consists of one common share and a warrant, exercisable over a four-year period, to purchase one common share for $3.14 during the first year, $3.56 during the second year, $3.92 during the third year and $4.28 during the fourth year. Starting on the second anniversary of the closing of this private placement, if the common shares of the Corporation trade at a value of 150% or more of the respective exercise price for a period of 15 consecutive trading days on the American Stock Exchange, then the Corporation has the option to request that the warrants be exercised. If the warrants are not exercised within 15 business days following this request, they will be cancelled. The securities were issued in reliance upon the exemption from the registration requirements of the Securities Act specified by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

The Corporation intends to use the net proceeds of the Special Warrant offering to evaluate and acquire gold exploration and potential development projects, and to maintain and, where practicable improve, these projects, together with its existing gold projects.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special General Shareholders' Meeting held on February 27, 2003, the following matter was submitted to a vote of the shareholders.

The issuance of 1,400,000 Special Warrants, each Special Warrant to be exercisable into one common share in the capital of the Corporation and one common share purchase warrant as more particularly described in the

Corporation's Notice of Meeting and Management Information and Proxy Circular dated January 24, 2003, as filed with the SEC on February 3, 2003. The motion was approved with 3,070,584 votes for, 324,226 votes against and 15,611 withheld, abstentions and broker non-votes.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               99.1 Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               The following Current Reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2003:

               1. Report dated December 27, 2002, pursuant to Item 5, regarding the completion of a $2.3 million private placement financing.

               2. Report dated December 30, 2002, pursuant to Item 5, regarding a proposed $3.4 million private placement financing.

               3. Report dated January 23, 2003, pursuant to Item 5, regarding the completion of a resource study for the Long Valley project.

               4. Report dated February 13, 2003, pursuant to Item 5, regarding the closing of a $3.4 million private placement financing.

               5. Report dated February 28, 2003, pursuant to Item 5, regarding Shareholders' approval of the $3.4 million private placement financing.

               6. Report dated March 20, 2003, pursuant to Item 5, regarding a letter of intent to acquire gold projects from Newmont Mining Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VISTA GOLD CORP.
                                (Registrant)

Date:   May 14, 2003      By: /s/ RONALD J. MCGREGOR
                              -----------------------
                              Ronald J. McGregor
                              President and Chief Executive Officer


Date:   May 14, 2003      By: /s/ JOHN F. ENGELE
                              -------------------
                              John F. Engele
                              Vice President Finance and Chief Financial Officer

                                  CERTIFICATION

     I, Ronald J. McGregor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vista Gold Corp.;

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



Dated : May 14, 2003                   /s/ RONALD J. MCGREGOR
                                       ----------------------
                                       Ronald J. McGregor,
                                       President and Chief Executive Officer
                                      (Principal Executive Officer)

                                  CERTIFICATION

     I, John F. Engele, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vista Gold Corp.;

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


Dated: May 14, 2003                 /s/ JOHN F. ENGELE
                                    --------------------------------------------
                                    John F. Engele,
                                    Vice President Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)