Form 10-Q
period 2003-06-30
VISTA GOLD CORP
filed 2003-08-12
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

/ X /        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-9025

                                VISTA GOLD CORP.
             (Exact name of registrant as specified in its charter)

   Continued under the laws of the
           Yukon Territory                                    None
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

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

                     Yes           No   X
                         -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,761,287
                                                 ----------

Common Shares, without par value, outstanding at August 5, 2003

                                VISTA GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)                                     3
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                 13
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK                                                                14
ITEM 4.   CONTROLS AND PROCEDURES                                             14

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   15
ITEM 2.   CHANGES IN SECURITIES                                               15
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     15
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 15
ITEM 5.   OTHER INFORMATION                                                   15
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    15

                                   SIGNATURES                                 17


In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(U.S. DOLLARS IN THOUSANDS)                                                  June 30, 2003   December 31, 2002
                                                                             --------------  ------------------
ASSETS:
Cash and cash equivalents                                                        $   5,435           $   3,443
Marketable securities                                                                   62                 135
Accounts receivable                                                                    130                 185
Supplies and other                                                                     262                 342
                                                                                 ----------          ----------
  Current assets                                                                     5,889               4,105

Restricted cash - Note 3                                                               443                   -

Mineral properties - Note 4                                                         15,171              14,919
Plant and equipment- Note 5                                                          1,686               1,664
                                                                                 ----------          ----------
  Property, plant and equipment                                                     16,857              16,583
                                                                                 ----------          ----------
  Total assets                                                                   $  23,189           $  20,688
                                                                                 ----------          ----------
                                                                                 ----------          ----------

LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable                                                                 $     429           $     228
Accrued liabilities and other                                                          423                 370
                                                                                 ----------          ----------
  Current liabilities                                                                  852                 598

Payables to be settled with equity - Note 6                                            510                 510
Accrued reclamation and closure costs                                                4,155               4,155
                                                                                 ----------          ----------
  Total liabilities                                                                  5,517               5,263
                                                                                 ----------          ----------

Capital stock, no par value per share: - Note 7
  Preferred-unlimited shares authorized; no shares outstanding
  Common- unlimited shares authorized; shares outstanding:
    2003 - 12,661,287 and 2002 - 10,744,613                                        133,277             129,575
Warrants - Note 8                                                                      345                 345
Contributed surplus                                                                     13                   -
Options                                                                                 12                  25
Deficit                                                                           (115,975)           (114,520)
                                                                                 ----------          ----------
  Total shareholders' equity                                                        17,672              15,425
                                                                                 ----------          ----------
    Total liabilities and shareholders' equity                                   $  23,189           $  20,688
                                                                                 ----------          ----------
                                                                                 ----------          ----------
Nature of operations - Note 2
Commitments and contingencies - Note 9


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP. (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

                                                             Three Months Ended            Six Months Ended        Cumulative
                                                                  June 30,                     June 30,            during
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)           --------------------------   --------------------------   Development
                                                                2003          2002           2003          2002    Stage
                                                         --------------------------   --------------------------   ------------
COSTS AND EXPENSES:
Exploration, property evaluation and holding costs               258           200            600           441          1,242
Corporate administration and investor relations                  445           376            863           654          2,120
Depreciation, depletion and amortization                          14            18             27            38            101
Provision for reclamation and closure costs                        -             -              -             -          1,048
Interest expense                                                   -             8              -             8             14
(Gain)/loss on disposal of assets                                  -             4              -           (83)           (83)
Other expense (income)                                            (9)           (1)           (19)            1            (41)
Cost recoveries related to USF&G lawsuit                           -          (240)             -          (240)          (240)
Loss on currency translation                                       6             -             25             -             25
Write-down of marketable securities                                -             -             33             -            118
(Gain)/loss on sale of marketable securities                     (74)            -            (74)            -           (74)
                                                         --------------------------   --------------------------   ------------
  Total costs and expenses                                       640           365          1,455           819          4,230
                                                         --------------------------   --------------------------   ------------
Net loss                                                 $      (640)   $     (365)   $    (1,455)   $     (819)       $(4,230)
                                                         --------------------------   --------------------------   ------------
                                                         --------------------------   --------------------------   ------------

Weighted average shares outstanding                       12,610,954     5,852,618     11,977,983     5,549,867

Basic and diluted loss per share                         $     (0.05)   $    (0.06)   $     (0.12)   $    (0.15)


VISTA GOLD CORP.  (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                           ------------------------     ------------------------
(U.S. DOLLARS IN THOUSANDS)                                     2003          2002           2003          2002
                                                           ------------------------     ------------------------
Deficit, beginning of period                               $(115,335)    $(110,714)     $(114,520)    $(110,260)
Net Loss                                                        (640)         (365)        (1,455)         (819)
                                                           ------------------------     ------------------------
Deficit, end of period                                     $(115,975)    $(111,079)     $(115,975)    $(111,079)
                                                           ------------------------     ------------------------
                                                           ------------------------     ------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.  (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED

                                                               Three Months Ended       Six Months Ended      Cumulative
                                                                     June 30,               June 30,          during
                                                              --------------------   ---------------------    Development
(U.S. DOLLARS IN THOUSANDS)                                        2003     2002        2003         2002     Stage
                                                              --------------------   ---------------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period                                             $ (640)   $ (365)    $(1,455)     $  (819)        $(4,230)
ADJUSTMENTS TO RECONCILE LOSS FOR THE PERIOD TO CASH
PROVIDED BY (USED IN) OPERATIONS:
Depreciation, depletion and amortization                            14         18         27           38             101
Provision for reclamation and closure costs                          -          -          -            -           1,048
Reclamation and closure costs accrued/(paid), net                    -         12          -            4             (27)
(Gain)/loss on disposal of assets                                    -          4          -          (83)            (83)
Cost recoveries related to USF&G lawsuit                             -       (240)         -         (240)           (240)
Write-down of marketable securities                                  -          -         33            -             118
Gain on sale of marketable securities                              (74)         -        (74)            -            (74)
Unrealized loss on currency translation                              6          -         25            -              25
Other non-cash items                                                30          -         60            -             130

CHANGE IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable                                                141        (13)        55           14              50
Supplies inventory and prepaid expenses                            (28)        10         80           58              39
Accounts payable and accrued liabilities                            10       (853)        29         (957)           (924)
                                                                ------------------   ---------------------        ---------
  NET CASH USED IN OPERATING ACTIVITIES                           (541)    (1,427)    (1,220)      (1,985)         (4,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash - Note 3                                             -          -       (443)           -            (443)
Acquisition of marketable securities                                 -          -        (40)           -             (40)
Proceeds from sale of marketable securities                        154          -        154            -             154
Recovery/(additions) to mineral properties, net                    193          -        (52)           -          (1,509)
Additions to plant & equipment                                      (2)         -        (49)           -             (49)
Proceeds on disposal of fixed assets and supplies                    -          5          -          246             246
                                                                ------------------   ---------------------        ---------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              345          5       (430)         246          (1,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (costs of) private placements - Note 7           (28)     2,701      2,874        3,618           9,722
Cost to issue equities for other transactions                        -          -          -            -             (55)
Proceeds from exercise of warrants - Note 7                        361          -        731            -             731
Proceeds from the exercise of stock options - Note 7                 -         35         37           35              71
                                                                ------------------   ---------------------        ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                        333      2,736      3,642        3,653          10,469

Net increase in cash and cash equivalents                          137      1,314      1,992        1,914           4,761
                                                                ------------------   ---------------------        ---------
Cash and cash equivalents, beginning of period                   5,298      1,274      3,443          674             674
                                                                ------------------   ---------------------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $5,435    $ 2,588    $ 5,435      $ 2,588         $ 5,435
                                                                ------------------   ---------------------        ---------
                                                                ------------------   ---------------------        ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars unless specified otherwise)

1.   GENERAL

The consolidated interim financial statements of Vista Gold Corp. (a Development Stage Enterprise) (the "Corporation"), as of June 30, 2003 and for the six month period ended June 30, 2003, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in
Note 11, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States. In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made. These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

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

The Corporation has provided a surety bond in the amount of $5.1 million to ensure reclamation obligations under an approved reclamation plan at the Hycroft mine. In addition, the Corporation has provided an irrevocable standby letter of credit of $443,279 to the Bureau of Land Management, Nevada State Office (the "BLM") to ensure interim fluid management. The BLM has requested the Corporation to increase the total surety bond amount to $6.8 million, inclusive of the interim fluid management letter of credit. Furthermore, the Corporation has been requested to pledge collateral in order to provide this surety bond. The amount and the nature of the collateral are subject to negotiation. Although in the past the Corporation has been successful in arranging bonding, there can be no assurance that the Corporation will be successful in providing acceptable collateral.

3.   RESTRICTED CASH

The Corporation has pledged cash as collateral for an irrevocable standby letter of credit of $443,279 to the BLM to ensure interim fluid management at the Hycroft mine (Note 9).

4.   MINERAL PROPERTIES

                                                  2002                                         2003
                                              -----------    ----------------------------------------------------------------------
                                                             Acquisition
                                                               costs &                                                    June 30,
                                              December 31,     option        Exploration                    Year to date   Ending
($ 000'S)                                     net balance      payments     & land costs    Cost Recovery     activity     Balance
                                              -----------    -----------    ------------    -------------   ------------  ---------
Maverick Springs, United States                 $ 1,521          $  -           $ 53            $(488)         $(435)      $ 1,086
Mountain View, United States                        303             -             34                -             34           337
Hasbrouck and Three Hills, United States              -           272              -                -            272           272
Long Valley, United States                           48           122              8                -            130           178
Paredones Amarillos, Mexico                       2,317             -             54                -             54         2,371
Amayapampa, Bolivia                              10,730             -              -                -              -        10,730
Other Projects                                        -           197              -                -            197           197
                                                --------         -----          -----           ------         ------      --------
                                                $14,919          $591           $149            $(488)         $ 252       $15,171
                                                --------         -----          -----           ------         ------      --------
                                                --------         -----          -----           ------         ------      --------


The recoverability of the carrying values of the Corporation's mineral properties is dependent upon the successful start-up and commercial production from, or sale or lease of these properties. Development and/or start-up of any of these projects will depend, among other things, on management's ability to raise additional capital for these purposes. Although the Corporation has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future.

5.   PLANT AND EQUIPMENT

                                                     June 30, 2003                       December 31, 2002
                                          ---------------------------------     ---------------------------------
                                                       Accumulated                          Accumulated
                                                      Depreciation                         Depreciation
                                                        and Write-                           and Write-
                                             Cost        downs         Net         Cost        downs         Net
                                          --------     --------     -------     --------     --------     -------
($ 000'S)
Hycroft mine, United States               $12,031      $10,345      $1,686      $11,982      $10,318      $1,664
Corporate, United States                      331          331           -          331          331           -
                                          --------     --------     -------     --------     --------     -------
                                          $12,362      $10,676      $1,686      $12,313      $10,649      $1,664
                                          --------     --------     -------     --------     --------     -------
                                          --------     --------     -------     --------     --------     -------

6.   PAYABLES TO BE SETTLED WITH EQUITY

Pursuant to the terms of the acquisition agreement with respect to the Maverick Springs project, in October, 2003, the Corporation will issue common shares with an approximate market value of $500,000, together with an equivalent number of two year warrants. The warrants will be valued at the time of issue.

Pursuant to an agreement with Endeavour Financial Corporation Inc., Endeavour is to provide financial advisory services to the Corporation for a monthly fee of $10,000, which is payable by the issuance to Endeavour of a convertible promissory note, which is automatically converted into common shares of the Corporation (Note 7- SHARES ISSUED FOR SERVICES).

7.   CAPITAL STOCK

COMMON SHARES ISSUED AND OUTSTANDING

                                                                           Number of      Capital stock
                                                                       shares issued          ($ 000's)
                                                                       -------------      -------------
DECEMBER 31, 2002                                                         10,744,613          $129,575

Warrants exercised from February - March 2002 private placement              246,729               370
Private placement February 2003, net                                       1,400,000             2,902
Shares issued for services                                                     7,352                30
Exercise of stock options                                                     23,125                37
                                                                          -----------         ---------
  Issued during three months ending March 31, 2003                         1,677,206             3,339

AS OF MARCH 31, 2003                                                      12,421,819           132,914

Warrants exercised from February - March 2002 private placement              220,428               331
Warrants exercised from December 2002 private placement                       10,000                30
Shares issued for services                                                     9,040                30
Cost to issue equities                                                             -               (28)
                                                                          -----------         ---------
  Issued during three months ending June 30, 2003                            239,468               363
                                                                          -----------         ---------
AS OF JUNE 30, 2003                                                       12,661,287          $133,277
                                                                          -----------         ---------
                                                                          -----------         ---------


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

WARRANTS EXERCISED FROM FEBRUARY - MARCH 2002 PRIVATE PLACEMENT

During the six months ended June 30, 2003, 467,157 of the warrants issued in the February - March 2002 private placement were exercised for gross proceeds of $700,736.

WARRANTS EXERCISED FROM DECEMBER 2002 PRIVATE PLACEMENT

During the six months ended June 30, 2003, 10,000 of the warrants issued in the December 2002 private placement were exercised for gross proceeds of $30,400.

PRIVATE PLACEMENT FEBRUARY 2003, NET

On February 7, 2003, the Corporation completed a $3.4 million private placement financing. The gross proceeds were placed in escrow pending shareholder approval. On February 27, 2003, at a Special General Meeting of the Shareholders, shareholders voted in favour of the financing and on February 28, 2003, the gross proceeds were released to the Corporation from escrow. The private placement consisted of the sale of 1.4 million special warrants, each priced at $2.43. The special warrants were automatically converted into equity units upon shareholder approval. Each equity unit consists of one common share and a warrant, exercisable over a four-year period, to purchase one common share for $3.14 during the first year, $3.56 during the second year, $3.92 during the third year and $4.28 during the fourth year. Starting on the second anniversary of the closing of this private placement (February 7, 2005), if the common shares of the Corporation trade at a value of 150% or more of the respective exercise price for a period of 15 consecutive trading days on the American Stock Exchange, then the

Corporation has the option to request that the warrants be exercised. If the warrants are not exercised within 15 business days following this request, they will be cancelled. A 10% cash finder's commission totalling $340,200 was paid in connection with the private placement (Note 12); in addition, the Corporation incurred $188,000 in direct costs connected with this private placement.

During the six months ended June 30, 2003, no warrants related to this private placement have been exercised.

SHARES ISSUED FOR SERVICES

Pursuant to an agreement with Endeavour Financial Corporation Inc. ("Endeavour"), Endeavour is to provide financial advisory services to the Corporation for a monthly fee of $10,000. The monthly fee is payable by the issuance to Endeavour of a non-transferable convertible promissory note, which is automatically converted into common shares of the Corporation at a price per share equal to the weighted average closing price of the shares on the American Stock Exchange on the last 10 trading days of the month prior to the business day on which the fee becomes due. During the six months ended June 30, 2003, the Corporation issued 16,392 common shares valued at $60,000 to Endeavour under the terms of this agreement.

STOCK BASED COMPENSATION

Under the Corporation's Stock Option Plan, 20,000 stock options were issued to officers of the Corporation in March 2003. All of the options were vested immediately. In June 2003, 20,000 stock options were issued to an employee of the Corporation. Of these employee options 10,000 were vested immediately and the remaining 10,000 options will vest in one year. Compensation expense for options vesting over time is recognized over the vesting period. Had compensation been recorded using the fair-value method for the stock options granted in 2003 and options granted in 2002 which will be fully vested in 2003, the Corporation's loss and loss per share for Canadian GAAP would have been adjusted to the pro forma amounts indicated below:

                                         Six months ended             Six months ended
                                          June 30, 2003                June 30, 2002
                                         ----------------             ----------------
Net loss - as reported (000's)              $(1,455)                       $ (819)
Net loss - pro forma (000's)                 (1,659)                         (832)
Loss per share - as reported                $ (0.12)                       $(0.15)
Loss per share - pro forma                    (0.14)                        (0.15)


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants:

                                                 June 2003            March 2003
                                                   Options               Options
                                                 ---------            ----------
Expected volatility                                 50.00%                50.00%
Risk-free interest rate                              3.50%                 3.50%
Expected lives (years)                                   3                     3
Dividend yield                                          0%                    0%

8.   WARRANTS

                                                                                    Weighted
                                                                                     average                 Weighted
                                                                                    exercise                  average
                                              Warrants     Warrants    Warrants      prices                  remaining   Valuation
                                             granted(1)   exercised   outstanding   (U.S. $)   Expiry date   life (yrs)     (000's)
                                             ----------   ---------   -----------   --------   -----------   ----------  ----------
AS OF DECEMBER 31, 2002                       5,500,756    (679,736)   4,821,020      $2.12                                   $345

Private placement February 2003               1,400,000            -   1,400,000       3.14(2)    Feb-07        3.6              -
Private placement February-March 2002                 -    (246,729)    (246,729)      1.50                                      -
                                              ---------  -----------   ----------                                             ----
  For the three months ended March 31, 2003   1,400,000    (246,729)   1,153,271                                                 -

AS OF MARCH 31, 2003                          6,900,756    (926,465)   5,974,291      $2.39                                   $345

Private placement December 2002                       -     (10,000)     (10,000)      3.04                                      -
Private placement February-March 2002                 -    (220,428)    (220,428)      1.50                                      -
                                              ---------  -----------   ----------                                             ----
  For the three months ended June 30, 2003            -    (230,428)    (230,428)                                                -

AS OF JUNE 30, 2003                           6,900,756  (1,156,893)   5,743,863      $2.42                                   $345
                                              ---------  -----------   ----------                                             ----
                                              ---------  -----------   ----------                                             ----


(1)  Each warrant entitles the holder to purchase one common share.

(2) The exercise price increases to $3.56 in February 2004, to $3.92 in February 2005 and $4.28 in February 2006.

9.   COMMITMENTS AND CONTINGENCIES

The Corporation has provided a surety bond in the amount of $5.1 million to ensure reclamation obligations under an approved reclamation plan at the Hycroft mine. In addition, the Corporation has provided an irrevocable standby letter of credit of $443,279 to the Bureau of Land Management, Nevada State Office (the "BLM") to ensure interim fluid management. The BLM has requested the Corporation to increase the total surety bond amount to $6.8 million, inclusive of the interim fluid management letter of credit. Furthermore, the Corporation has been requested to pledge collateral in order to provide this surety bond. The amount and the nature of the collateral are subject to negotiation. Although in the past the Corporation has been successful in arranging bonding, there can be no assurance that the Corporation will be successful in providing acceptable collateral in the future.

The Corporation estimates that the related asset retirement expenditures will commence approximately five years after the start-up of the Hycroft mine (an event not scheduled) and continue for several years after that time. Using a credit-adjusted rate of 7.75%, the fair value of the estimated $6.8 million obligation is $4.1 million, as accrued in these financial statements.

10.  GEOGRAPHIC AND SEGMENT INFORMATION

The Corporation's core business is evaluating, acquiring, exploring and improving gold exploration and potential development projects. These activities are focused principally in North and South America. Substantially all related costs are derived in the United States. The Corporation reported no revenues in the six months ended June 30, 2003 or for the same period in 2002. Geographic segmentation of capital assets is provided in Notes 4 and 5.

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

CONSOLIDATED STATEMENT OF LOSS - UNAUDITED

                                                                                                                   Cumulative
                                                                                                                   during
                                                          Three Months Ended           Six Months Ended            Development
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)       June 30, 2003  June 30, 2002  June 30, 2003  June 30, 2002    Stage
                                                     ----------------------------- -----------------------------   -----------
Net loss - Canadian GAAP                                   $ (640)        $ (365)       $(1,455)        $ (819)      $(4,230)
Unrealized loss on marketable securities                        -              -             33              -           118
Revenue recognition                                             -             77              -             37             -
Exploration, property evaluation and holding costs            (34)             -           (279)             -          (366)
Financing costs                                                 -              -              -              -          (222)
Beneficial conversion feature                                   -              -              -              -        (2,774)
                                                     ----------------------------- -----------------------------   -----------
  Net loss - U.S. GAAP                                       (674)          (288)        (1,701)          (782)       (7,474)
Unrealized gain/(loss) on marketable securities                19              -            (14)             -           (99)
                                                     ----------------------------- -----------------------------   -----------
  Comprehensive loss - U.S. GAAP                           $ (655)        $ (288)       $(1,715)        $ (782)      $(7,573)
                                                     ----------------------------- -----------------------------   -----------
                                                     ----------------------------- -----------------------------   -----------
Basic loss per share - U.S. GAAP                           $(0.05)        $(0.05)       $ (0.14)        $(0.14)


In accordance with U.S. GAAP, exploration, mineral property evaluation, holding costs, option payments and related acquisition costs for mineral properties acquired under an option agreement are expensed as incurred. When proven and probable reserves are determined for a property and a bankable feasibility study is completed, then subsequent exploration and development costs on the property would be capitalized. In accordance with U.S. GAAP, cash flows for "Exploration, property evaluation and holding costs" of $279,000 for the six months ended June 30, 2003 would be classified as "Cash used in operations" for cash flow reporting purposes, as opposed to "Cash used in investing activities" as presented in the Canadian GAAP Statements of Cash Flow.

The measurement effect of GAAP differences on the consolidated balance sheets were as follows:

CONSOLIDATED BALANCE SHEETS

                                                            June 30, 2003                           December 31, 2002
                                                   -----------------------------------    -------------------------------------
                                                    Per Cdn.   Cdn./U.S.      Per U.S.     Per Cdn.     Cdn./U.S.      Per U.S.
                                                      GAAP        Adj.          GAAP         GAAP          Adj.          GAAP
                                                   -----------------------------------    -------------------------------------
(U.S. $ 000'S)
Current assets                                     $   5,889   $     19      $   5,908    $   4,105     $      -     $   4,105
Restricted cash                                          443          -            443            -            -             -
Property, plant and equipment                         16,657     (8,153)         8,504       16,583       (7,874)        8,709
                                                   -----------------------------------    -------------------------------------
  Total assets                                     $  22,989   $ (8,134)     $  14,855    $  20,688     $ (7,874)    $  12,814
                                                   -----------------------------------    -------------------------------------
                                                   -----------------------------------    -------------------------------------

Current liabilities                                      652          -            652          598            -           598
Long term liabilities                                  4,665          -          4,665        4,665            -         4,665
                                                   -----------------------------------    -------------------------------------
  Total liabilities                                    5,317          -          5,317        5,263            -         5,263

Capital stock                                        133,277     76,754        210,031      129,575       76,754       206,329
Special warrants                                           -        222            222            -          222           222
Contributed surplus                                       13      5,560          5,573            -        5,560         5,560
Warrants and options                                     357          -            357          370            -           370
Other comprehensive loss                                   -        (99)           (99)           -          (85)          (85)
Deficit                                             (115,975)   (90,571)      (206,546)    (114,520)     (90,325)     (204,845)
                                                   -----------------------------------    -------------------------------------
  Total shareholders' equity                          17,672     (8,134)         9,538       15,425       (7,874)        7,551

                                                   -----------------------------------    -------------------------------------
  Total liabilities & shareholders' equity         $  22,989   $ (8,134)     $  14,855    $  20,688     $ (7,874)    $  12,814
                                                   -----------------------------------    -------------------------------------
                                                   -----------------------------------    -------------------------------------


12.  RELATED PARTY TRANSACTIONS

GLOBAL RESOURCE INVESTMENTS LTD.

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

MAVERICK SPRINGS

In November 2002, the Corporation entered into a non-binding letter of intent to grant to Silver Standard Resources Inc., (Silver Standard) an option to acquire the Corporation's interest in the silver resources hosted in the Maverick Springs project in Nevada. In June 2003 the transaction was completed. The Corporation and Silver Standard have a common director. Under the terms of the agreement, the Corporation will retain its 100% interest in the gold resources, Silver Standard will pay the Corporation $1.5 million over four years including a cash payment of $300,000 at closing. The remaining $1.2 million will be used to fund exploration programs, land holding costs and option payments on the Maverick Springs project. At the time the transaction was completed, Silver Standard paid the Corporation $488,891, comprised of the required $300,000 payment due at closing plus $188,891 in exploration costs incurred through December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (U.S. dollars in thousands, unless specified otherwise)

RESULTS OF OPERATIONS

Total Exploration, property evaluation and holding costs were $258,000 for the three months ended June 30, 2003, compared to $200,000 for the same period in 2002. Total Exploration, property evaluation and holding costs were $600,000 for the six months ended June 30, 2003, compared to $441,000 for the same period in 2002. These costs are comprised principally of costs related to holding the Hycroft mine, but also include the costs to hold the Amayapampa project and costs to maintain the Corporation's Canadian exploration claims. The increase in costs in 2003 compared to 2002 are principally a result of the declining amount of gold recovered from the circulating solutions at the Hycroft mine.

Corporate administration costs for the three months ended June 30, 2003 were $445,000 compared to $376,000 for the same period in 2002. Corporate administration costs for the six months ended June 30, 2003 were $863,000 compared to $654,000 for the same period in 2002. Corporate administration costs have increased, as expected, as a result of business development initiatives and an expanded investor relations program. This trend is expected to continue.

Depreciation, depletion and amortization for the three months ended June 30, 2003 totalled $14,000, compared to $18,000 for the same period in 2002. Depreciation, depletion and amortization for the six months ended June 30, 2003 totalled $27,000, compared to $38,000 for the same period in 2002. A significant portion of the Hycroft property, plant and equipment has been sold and a substantial portion of the remaining equipment has been fully depreciated.

The Corporation did not dispose of any assets during the three months and six months ended June 30, 2003 and therefore did not realize any related gains or losses. A $4,000 loss and $83,000 gain from the disposal of assets was realized during the same three months and six months ended in 2002.

The Corporation realized a gain of $74,000 on the sale of marketable securities, during the three month and six month periods ending June 30, 2002. No gain or loss for marketable securities was realized during the same periods in 2002.

The Corporation used $541,000 net cash for operating activities for the three months ended June 30, 2003 and $1,220,000 for the six months ended June 30, 2003. This is a decrease of $886,000 and $765,000 from net cash used for operating activities of $1,427,000 and $1,985,000, respectively, for the same periods ending June 30, 2002. The decreased cash usage for the six-month period results primarily from the 2002 settlement of the USF&G lawsuit of $814,000.

For the three months ended June 30, 2003, the Corporation was provided with $345,000 consisting of proceeds from the sale of marketable securities, reimbursement of exploration costs from Silver Standard (Financial Statements -
Note 12), net of property acquisition costs and land exploration costs. Cash provided during the same period in 2002 consisted of $5,000 related to the sale of Hycroft fixed assets and supplies. For the six months ended June 30, 2003, the Corporation used a net of $430,000 comprised of restricted cash invested in a certificate of deposit and subsequently pledged as collateral for a standby letter of credit (Financial Statements - Note 3); investment in marketable securities; the acquisition of gold projects and related costs; and the replacement of light vehicles at the Hycroft mine. The uses of cash noted during the period have been offset partially by proceeds from the sale of marketable securities. Cash provided during the same period in 2002 consists of $246,000 related to the sale of Hycroft fixed assets and supplies.

As discussed in the Financial Statements - Note 7, for the six months ended June 30, 2003, the Corporation raised $2.9 million, net proceeds, from a private placement financing which closed on February 7, 2003. During the three months ended June 30, 2003, the Corporation incurred $28,000 in further costs related to this private placement. In addition, warrants issued in previous private placement financings were exercised during the three months and six months ended June 30, 2003, respectively. The exercise of the warrants provided the Corporation with $361,042 and $731,136 for the three months and six months ended June 30, 2003, respectively. The Corporation also received $37,000 from the exercise of stock options during the six months ended June 30, 2003 as compared to $35,000 for the same period in 2002. During the same period in 2002, the Corporation raised net proceeds of $3.6 million from a private placement.

FINANCIAL CONDITION

The Corporation's consolidated cash balance at June 30, 2003 was $5.4 million, compared to a cash balance of $3.4 million at December 31, 2002; working capital was $5.0 million as of June 30, 2003 compared to $3.5 million at December 31, 2002. This improvement resulted from the private placement financing and the exercise of warrants as discussed in the Financial Statements - Note 7, and above in RESULTS OF OPERATIONS.

OUTLOOK

The Corporation does not currently generate operating cash flows. Management has estimated that the Corporation will have adequate funds, from existing working capital to meet its administrative and property obligations for the coming year and to make additional gold project acquisitions and to look for opportunities to improve these projects, currently projected to be approximately $750,000 for the remainder of 2003.

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

The Bureau of Land Management, Nevada State Office (the "BLM") has requested the Corporation to increase the total surety bond amount for the Hycroft mine from $5.1 million to an estimated $6.8 million, inclusive of the interim fluid management letter of credit of $443,279. Furthermore, the Corporation has been requested to pledge collateral in order to provide this surety bond. The amount and the nature of the collateral are subject to negotiation. Although in the past the Corporation has been successful in arranging bonding, there can be no assurance that the Corporation will be successful in providing acceptable collateral.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a "small business issuer" as such term is defined in Rule 12b-2 of the Exchange Act, and accordingly is not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2003. Based upon that evaluation, the Corporation's principal executive officer and principal financial officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in the Corporation's internal control over financial reporting during the quarterly period ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General Shareholders' Meeting of the Corporation held on May 2, 2003, the following matters were submitted to a vote of the shareholders.

     i) Directors elected to the Corporation's Board of Directors, together with respective votes were: Ronald J. McGregor - 8,159,572 votes for, 19,951 votes abstained and withheld, John M. Clark - 8,159,311 votes for, 20,212 votes abstained and withheld, C. Thomas Ogryzlo - 8,159,231 votes for, 20,292 votes abstained and withheld, Michael B. Richings - 8,159,481 votes for, and 20,042 votes abstained and withheld, Robert A. Quartermain - 8,159,528 votes for, 19,995 votes abstained and withheld.

     ii) Ratification of the appointment of PricewaterhouseCoopers LLP, Chartered Accountants, as auditor to hold office until the next annual general meeting. The motion was approved with 8,154,689 votes for, 24,834 votes abstained and withheld.

     iii) Amendment to the Corporation's Stock Option Plan to increase the maximum number of common shares which may be issued under this plan from 225,000 to 1,000,000. The motion was approved with 1,785,960 votes for, 369,906 votes against, and 5,988,788 not voted.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          The following Current Reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 2003:

          1. Report dated May 28, 2003, pursuant to Item 5, regarding the completion of the acquisition of gold projects from Newmont Mining Corporation and first quarter results.

          2. Report dated June 17, 2003, pursuant to Item 5, regarding the completion of the grant of an option on silver resources at the Maverick Springs project.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VISTA GOLD CORP.
                                   (Registrant)


Date: August 5, 2003               By: /s/ Ronald J. McGregor
                                       ----------------------------
                                       Ronald J. McGregor
                                       President and Chief Executive Officer


Date: August 5, 2003               By: /s/ John F. Engele
                                       ----------------------------
                                       John F. Engele
                                       Vice President Finance and
                                       Chief Financial Officer