Form 10-Q
period 2003-09-30
VISTA GOLD CORP
filed 2003-11-12
CIK 783324

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

  /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

  / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-9025

                                VISTA GOLD CORP.
             (Exact name of registrant as specified in its charter)

      Continued under the laws of the
           Yukon Territory, Canada                         None
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)              Identification No.)

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

                                   13,922,530

Common Shares, without par value, outstanding at November 5, 2003

                                VISTA GOLD CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                           Page
                                                                           ----
                    PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)                                   3
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                         14
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        16
ITEM 4.    CONTROLS AND PROCEDURES                                           16

                      PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                 17
ITEM 2.    CHANGES IN SECURITIES                                             17
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   17
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               17
ITEM 5.    OTHER INFORMATION                                                 17
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  17

                               SIGNATURES                                    18

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VISTA GOLD CORP.  (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(U.S. DOLLARS IN THOUSANDS)                                           SEPTEMBER 30, 2003     December 31, 2002
                                                                      ------------------     -----------------
ASSETS:
Cash and cash equivalents                                                 $        4,470        $        3,443
Marketable securities                                                                 35                   135
Accounts receivable - Note 12                                                        436                   185
Supplies and other                                                                   220                   342
                                                                      ------------------     -----------------
  Current assets                                                                   5,161                 4,105

Restricted cash - Note 3                                                           1,684                     -

Mineral properties - Note 4                                                       16,355                14,919
Plant & equipment - Note 5                                                         1,692                 1,664
                                                                      ------------------     -----------------
  Property, plant & equipment                                                     18,047                16,583
                                                                      ------------------     -----------------
  Total assets                                                            $       24,892        $       20,688
                                                                      ------------------     -----------------
                                                                      ------------------     -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                                          $          167        $          228
Accrued liabilities and other                                                        631                   370
                                                                      ------------------     -----------------
  Current liabilities                                                                798                   598

Payables to be settled with equity - Notes 6                                         500                   510
Accrued reclamation and closure costs - Note 9                                     4,155                 4,155
                                                                      ------------------     -----------------
  Total liabilities                                                                5,453                 5,263
                                                                      ------------------     -----------------

Capital stock, no par value per share: - Note 7
  Preferred - unlimited shares authorized; no shares outstanding
  Common - unlimited shares authorized; shares outstanding:
    2003 - 13,627,871 and 2002 - 10,744,613                                      135,575               129,575
Warrants - Note 8                                                                    345                   345
Contributed surplus                                                                   13                     -
Options - Note 7                                                                      12                    25
Deficit                                                                         (116,506)             (114,520)
                                                                      ------------------     -----------------
  Total shareholders' equity                                                      19,439                15,425
                                                                      ------------------     -----------------
    Total liabilities and shareholders' equity                            $       24,892        $       20,688
                                                                      ------------------     -----------------
                                                                      ------------------     -----------------

Nature of operations - Note 2
Commitments and contingencies - Note 9
Subsequent events - Note 13

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.  (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED


                                                           Three Months Ended              Nine Months Ended       Cumulative
                                                              September 30,                  September 30,           during
                                                       -------------------------    -------------------------     Development
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                2003          2002           2003           2002       Stage
                                                       -----------    ----------    -----------     ----------    ------------
COSTS AND EXPENSES:
Exploration, property evaluation and holding costs     $       196    $       84    $       796     $      525       $  1,438
Corporate administration and investor relations                383           284          1,246            938          2,503
Depreciation, depletion and amortization                         5            18             32             56            106
Provision for reclamation and closure costs                      -             -              -              -          1,048
Interest expense                                                 -             6              -             14             14
(Gain)/loss on disposal of assets                                -             -              -            (83)           (83)
Other expense (income)                                         (11)           (3)           (30)            (2)           (52)
Cost recoveries related to USF&G lawsuit                         -             -              -           (240)          (240)
Loss on currency translation                                     9             -             34              -             34
Write-down of marketable securities                              -             -             33              -            118
(Gain)/loss on sale of marketable securities                   (51)           49           (125)            49           (125)
                                                       -----------    ----------    -----------     ----------    ------------
  Total costs and expenses                                     531           438          1,986          1,257          4,761
                                                       -----------    ----------    -----------     ----------    ------------
Net loss                                               $      (531)   $     (438)   $    (1,986)    $   (1,257)       $(4,761)
                                                       -----------    ----------    -----------     ----------    ------------
                                                       -----------    ----------    -----------     ----------    ------------
Weighted average shares outstanding                     13,010,050     7,308,224     12,325,786      5,969,703

Basic and diluted loss per share                       $     (0.04)   $    (0.06)   $     (0.16)    $    (0.21)


VISTA GOLD CORP.  (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,              September 30,
                                                              ------------------------   -----------------------
(U.S. DOLLARS IN THOUSANDS)                                        2003          2002         2003         2002
                                                              ---------     ---------    ---------     ---------
Deficit, beginning of period                                  $(115,975)    $(111,079)   $(114,520)    $(110,260)
Net Loss                                                           (531)         (438)      (1,986)       (1,257)
                                                              ---------     ---------    ---------     ---------
Deficit, end of period                                        $(116,506)    $(111,517)   $(116,506)    $(111,517)
                                                              ---------     ---------    ---------     ---------
                                                              ---------     ---------    ---------     ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOW - UNAUDITED

                                                                 Three Months Ended       Nine Months Ended        Cumulative
                                                                    September 30,            September 30,           during
                                                                ---------------------    --------------------      Development
(U.S. DOLLARS IN THOUSANDS)                                         2003         2002        2003        2002         Stage
                                                                --------     --------    --------    --------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period                                             $   (531)    $   (438)    $(1,986)    $(1,257)        $(4,761)
ADJUSTMENTS TO RECONCILE LOSS FOR THE PERIOD TO CASH
PROVIDED BY (USED IN) OPERATIONS:
Depreciation, depletion and amortization                               5           18          32          56             106
Provision for reclamation and closure costs                            -            -           -           -           1,048
Reclamation and closure costs accrued/(paid), net                      -          (32)          -         (28)            (27)
(Gain)/loss on disposal of assets                                      -            -           -         (83)            (83)
Cost recoveries related to USF&G lawsuit                               -            -           -        (240)           (240)
Write-down of marketable securities                                    -           49          33          49             118
Gain on sale of marketable securities                                (51)           -        (125)          -            (125)
Unrealized loss on currency translation                                9           (1)         34          (1)             34
Other non-cash items                                                  25           15          85          15             155

CHANGE IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable                                                 (306)        (148)       (251)       (134)           (256)
Supplies inventory and prepaid expenses                               42           52         122         110              81
Accounts payable and accrued liabilities                             (73)          59         (44)       (898)           (997)
                                                                --------     --------     -------     -------        --------
NET CASH USED IN OPERATING ACTIVITIES                               (880)        (426)     (2,100)     (2,411)         (4,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash - Note 3                                          (1,241)           -      (1,684)          -          (1,684)
Acquisition of marketable securities                                   -            -         (40)          -             (40)
Proceeds from sale of marketable securities                           78            -         232           -             232
Recovery/(additions) to mineral properties, net                   (1,184)           -      (1,236)          -          (2,693)
Additions to plant & equipment                                       (11)        (866)        (60)       (866)            (60)
Proceeds on disposal of fixed assets and supplies                      -            -           -         246             246
                                                                --------     --------     -------     -------        --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (2,358)        (866)     (2,788)       (620)         (3,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (cost of) private placements - Note 7               (1)         (31)      2,873         813           9,721
Cost to issue equities for other transactions                          -            -           -           -             (55)
Proceeds from exercise of warrants - Note 7                        2,051            -       2,782       2,774           2,782
Proceeds from the exercise of stock options - Note 7                 223            -         260          35             294
                                                                --------     --------     -------     -------        --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                          2,273          (31)      5,915       3,622          12,742

Net increase/(decrease) in cash and cash equivalents                (965)      (1,323)      1,027         591           3,796
                                                                --------     --------     -------     -------        --------
Cash and cash equivalents, beginning of period                     5,435        2,588       3,443         674             674
                                                                --------     --------     -------     -------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  4,470     $  1,265     $ 4,470     $ 1,265        $  4,470
                                                                --------     --------     -------     -------        --------
                                                                --------     --------     -------     -------        --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars unless specified otherwise)

1.   GENERAL

The consolidated interim financial statements of Vista Gold Corp. (a Development Stage Enterprise) (the "Corporation"), as of September 30, 2003 and for the three month and nine month periods ended September 30, 2003, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 11, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States. In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made. These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, with the exception that on January 1, 2003, the Corporation adopted CICA 3110 "Asset Retirement Obligations," which is similar to SFAS 143 "Accounting for Asset Retirement Obligations," addressing financial accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Corporation has determined that its liabilities with respect to asset retirement obligations, as reported in its financial statements for the year ended December 31, 2002, approximated fair value. Accordingly, adoption of this standard has had no effect on the Corporation's consolidated financial position or results of operations.

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

The Bureau of Land Management, Nevada State Office ("BLM") has required the Corporation to provide a total surety amount of $6.8 million for the approved Hycroft mine reclamation plan. The Corporation has provided a surety bond in the amount of $5.1 million and irrevocable letters of credit in the amount of $1.7 million to the BLM in respect of reclamation obligations under the approved reclamation plan. Furthermore, the Corporation has been requested to pledge collateral in order to provide this surety bond. The amount and the nature of the collateral are subject to negotiation. Although in the past the Corporation has been successful in arranging bonding, there can be no assurance that the Corporation will be successful in providing acceptable collateral.

3.   RESTRICTED CASH

The Corporation has pledged cash as collateral for irrevocable standby letters of credit totalling $1,684,007 to the BLM for interim fluid management and to cover increased reclamation cost estimates at the Hycroft mine (Note 9).

4.   MINERAL PROPERTIES

                                                 2002                                    2003
                                            ------------ --------------------------------------------------------------------------
                                                                                                                          September
                                            December 31, Acquisition   Option  Exploration &       Cost    Year to date  30, Ending
($ 000'S)                                   net balance    costs     payments    land costs      recovery    activity      Balance
                                            ------------ --------------------------------------------------------------  ----------
Maverick Springs, United States              $     1,521   $      50   $     -   $       224    $    (720)     $   (446)   $  1,075
Mountain View, United States                         303           -         -            68            -            68         371
Long Valley, United States                            48          22       100            22            -           144         192
Wildcat, United States                                 -         250         -            52            -           302         302
Hasbrouck and Three Hills, United States               -         280         -            60            -           340         340
Paredones Amarillos, Mexico                        2,317           -       358           115            -           473       2,790
Amayapampa, Bolivia                               10,730           -         -             -            -             -      10,730
Guadalupe de los Reyes, Mexico                         -         332         -           177            -           509         509
Other                                                  -          23        23             -            -            46          46
                                            ------------ --------------------------------------------------------------  ----------
                                             $    14,919   $     957   $   481    $      718    $    (720)     $  1,436   $  16,355
                                            ------------ --------------------------------------------------------------  ----------
                                            ------------ --------------------------------------------------------------  ----------

The recoverability of the carrying values of the Corporation's mineral properties is dependent upon the successful start-up and commercial production from, or sale, or lease, of these properties. Development and/or start-up of any of these projects will depend, among other things, on management's ability to raise additional capital for these purposes. Although the Corporation has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future.

5.   PLANT AND EQUIPMENT

                                             September 30, 2003                      December 31, 2002
                                  -----------------------------------      -----------------------------------
                                               Accumulated                              Accumulated
                                               Depreciation                             Depreciation
                                                and Write-                               and Write-
                                     Cost         downs         Net          Cost          downs         Net
                                  -----------------------------------      -----------------------------------
($ 000'S)
Hycroft mine, United States       $  12,031    $   10,350   $   1,681      $  11,982    $  10,318    $   1,664
Corporate, United States                342           331          12            331          331            -
                                  -----------------------------------      -----------------------------------
                                  $  12,373    $   10,681   $   1,692      $  12,313    $  10,649    $   1,664
                                  -----------------------------------      -----------------------------------
                                  -----------------------------------      -----------------------------------

6.   PAYABLES TO BE SETTLED WITH EQUITY

Pursuant to the terms of the acquisition agreement with respect to the Maverick Springs project, in October 2003, the Corporation will issue common shares with an approximate market value of $500,000, together with an equivalent number of two year warrants. The warrants will be valued and recorded at the time of issue.

In accordance with the acquisition agreement, the Corporation issued 122,923 common shares valued at $4.07 per share to Newmont Mining Corporation in October 2003. In addition, an equivalent number of outstanding two year warrants have been issued at an exercise price set at $5.08 at the time of issue.

7.   CAPITAL STOCK

COMMON SHARES ISSUED AND OUTSTANDING

                                                                                          Number of       Capital stock
                                                                                      shares issued           ($ 000's)
                                                                                      -------------       -------------
DECEMBER 31, 2002                                                                        10,744,613       $     129,575

Warrants exercised from February - March 2002 private placement                             246,729                 370
Private placement February 2003, net                                                      1,400,000               2,902
Shares issued for services                                                                    7,352                  30
Exercise of stock options                                                                    23,125                  37
                                                                                      -------------       -------------
  Issued during three months ending March 31, 2003                                        1,677,206               3,339

AS OF MARCH 31, 2003                                                                     12,421,819             132,914

Warrants exercised from February - March 2002 private placement                             220,428                 331
Warrants exercised from December 2002 private placement                                      10,000                  30
Shares issued for services                                                                    9,040                  30
Cost to issue equities                                                                            -                 (28)
                                                                                      -------------       -------------
  Issued during three months ending June 30, 2003                                           239,468                 363

AS OF JUNE 30, 2003                                                                      12,661,287       $     133,277

Warrants exercised from February 2003 private placement                                      90,000                 283
Warrants exercised from February - March 2002 private placement                             427,596                 641
Warrants exercised from December 2002 private placement                                     370,635               1,127
Shares issued for services                                                                    7,103                  25
Exercise of stock options                                                                    71,250                 223
Cost to issue equities                                                                            -                  (1)
                                                                                      -------------       -------------
  Issued during three months ending September 30, 2003                                      966,584               2,298

AS OF SEPTEMBER 30, 2003                                                                 13,627,871       $     135,575
                                                                                      -------------       -------------
                                                                                      -------------       -------------

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

WARRANTS EXERCISED FROM FEBRUARY - MARCH 2002 PRIVATE PLACEMENT

During the nine months ended September 30, 2003, 894,753 of the warrants issued in the February - March 2002 private placement were exercised for gross proceeds of $1,342,130.

WARRANTS EXERCISED FROM DECEMBER 2002 PRIVATE PLACEMENT

During the nine months ended September 30, 2003, 380,635 of the warrants issued in the December 2002 private placement were exercised for gross proceeds of $1,157,130.

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

During the nine months ended September 30, 2003, 90,000 of the warrants issued in the February 2003 private placement were exercised for gross proceeds of $282,600.

SHARES ISSUED FOR SERVICES

Pursuant to an agreement with Endeavour Financial Corporation Inc. ("Endeavour"), Endeavour is to provide financial advisory services to the Corporation for a monthly fee of $10,000. The monthly fee is payable by the issuance to Endeavour of a non-transferable convertible promissory note, which is automatically converted into common shares of the Corporation at a price per share equal to the weighted average closing price of the shares on the American Stock Exchange on the last 10 trading days of the month prior to the business day on which the fee becomes due. The term of the agreement was not to exceed one year and it expired during the three month period ending September 30, 2003. During the nine months ended September 30, 2003, the Corporation issued 23,495 common shares valued at $85,000 to Endeavour under the terms of this agreement.

STOCK BASED COMPENSATION

Under the Corporation's Stock Option Plan, 20,000 stock options were issued to officers of the Corporation in March 2003. All of the options vested immediately. In June 2003, 20,000 stock options were issued to an employee of the Corporation. Of these employee options 10,000 vested immediately and the remaining 10,000 options will vest in one year. In September 2003, 30,000 stock options were issued to an employee of the Corporation. Of these employee options, 15,000 vested immediately and the remaining 15,000 options will vest in one year.

The total numbers of options outstanding at the end of the quarter are 620,125 with prices ranging from approximately $1.76 to $4.18 and remaining lives of
1.25 to 5 years. The total number of options outstanding represents 4.4% of issued capital.

Compensation expense for options vesting over time is recognized over the vesting period. Had compensation expense for the stock options granted, the Corporation's loss and loss per share for Canadian GAAP would have been adjusted to the pro forma amounts indicated below:

                                  Three months ended     Three months ended    Nine months ended    Nine months ended
                                  September 30, 2003     September 30, 2002   September 30, 2003   September 30, 2002
                                  ------------------     ------------------   ------------------   ------------------
Net loss - as reported (000's)           $      (531)           $      (438)        $     (1,986)        $     (1,257)
Net loss - pro forma (000's)                    (567)                  (924)              (2,221)              (1,743)
Loss per share - as reported                   (0.04)                 (0.06)               (0.16)               (0.21)
Loss per share - pro forma                     (0.04)                 (0.13)               (0.18)               (0.29)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants:

                                                     September 2003           June 2003              March 2003
                                                            Options             Options                 Options
                                                     --------------           ---------              ----------
Expected volatility                                          50.00%              50.00%                  50.00%
Risk-free interest rate                                       3.50%               3.50%                   3.50%
Expected lives (years)                                            5                   5                       5
Dividend yield                                                   0%                  0%                      0%

8.   WARRANTS

                                                                                        Weighted
                                                                                         average           Weighted
                                                                                        exercise            average
                                                 Warrants      Warrants      Warrants     prices  Expiry  remaining    Valuation
                                                granted(1)    exercised   outstanding   (U.S. $)    date  life (yrs)     (000's)
                                                ---------   -----------   -----------   --------  ------  ----------   ---------
AS OF DECEMBER 31, 2002                         5,500,757     (679,736)     4,821,021   $2.12                          $     345

Private placement February 2003                 1,400,000            -      1,400,000    3.14(2)  Feb-07        3.6            -
Private placement February-March 2002                   -     (246,729)      (246,729)   1.50                                  -
                                                ---------   -----------   -----------                                  ---------
  For the three months ended March 31, 2003     1,400,000     (246,729)     1,153,271                                          -

AS OF MARCH 31, 2003                            6,900,757     (926,465)     5,974,292   $2.39                          $     345

Private placement December 2002                         -      (10,000)       (10,000)   3.04                                  -
Private placement February-March 2002                   -     (220,428)      (220,428)   1.50                                  -
                                                ---------   -----------   -----------                                  ---------
  For the three months ended June 30, 2003              -     (230,428)      (230,428)                                         -

AS OF JUNE 30, 2003                             6,900,757   (1,156,893)     5,743,864   $2.42                          $     345

Private placement December 2002                         -     (370,635)      (370,635)   3.04                                  -
Private placement February-March 2002                   -     (427,596)      (427,596)   1.50                                  -
Private placement February 2003                         -      (90,000)       (90,000)   3.14(2)                               -
                                                ---------   -----------   -----------                                  ---------
  For the three months ended September 30, 2003         -     (888,231)      (888,231)                                         -

AS OF SEPTEMBER 30, 2003                        6,900,757   (2,045,124)     4,855,633   $2.44                          $     345
                                                ---------   -----------   -----------                                  ---------
                                                ---------   -----------   -----------                                  ---------

1    Each warrant entitles the holder to purchase one common share.

2 The exercise price increases to $3.56 in February 2004, to $3.92 in February 2005 and $4.28 in February 2006.

9.   COMMITMENTS AND CONTINGENCIES

The Bureau of Land Management, Nevada State Office ("BLM") has required the Corporation to provide a total surety amount of $6.8 million for the approved Hycroft mine reclamation plan. The Corporation has provided a surety bond in the amount of $5.1 million and irrevocable letters of credit in the amount of $1.7 million to the BLM for reclamation obligations under the approved reclamation plan. Furthermore, the Corporation has been requested to pledge collateral in order to provide this surety bond. The amount and the nature of the collateral are subject to negotiation. Although in the past the Corporation has been successful in arranging bonding, there can be no assurance that the Corporation will be successful in providing acceptable collateral.

The Corporation estimates that the related asset retirement expenditures will commence approximately five years after the start-up of the Hycroft mine (an event not scheduled) and continue for several years after that time. Using a credit-adjusted rate of 7.75%, the fair value of the estimated $6.8 million obligation is $4.1 million, as accrued in these financial statements.

10.  GEOGRAPHIC AND SEGMENT INFORMATION

The Corporation's core business is evaluating, acquiring, exploring and improving gold exploration and potential development projects. These activities are focused principally in North and South America. Substantially all related costs are derived in the United States. The Corporation reported no revenues in the nine months ended September 30, 2003 or for the same period in 2002. Geographic segmentation of capital assets is provided in Notes 4 and 5.

11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The Corporation prepares its financial statements in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States. The significant differences between generally accepted accounting principles (GAAP) in Canada and in the United States, as they relate to these financial statements are as follows:

     (a) In accordance with U.S. GAAP, exploration, mineral property evaluation, holding costs, option payments and related acquisition costs for mineral properties acquired under an option agreement are expensed as incurred. When proven and probable reserves are determined for a property and a bankable feasibility study is completed, then subsequent exploration and development costs on the property would be capitalized. In accordance with U.S. GAAP, cash flows for "Exploration, property evaluation and holding costs" of $501,000 for the nine months ended September 30, 2003 would be classified as "Cash used in operations" for cash flow reporting purposes, as opposed to "Cash used in investing activities" as presented in the Canadian GAAP Statements of Cash Flow.

     (b) In accordance with U.S. GAAP, items such as marketable securities are to be measured at fair value at the balance sheet date and related unrealized gains and losses are required to be shown separately in the derivation of comprehensive income.

The measurement effect of these GAAP differences on the consolidated statements of loss were as follows:

In 2002, proceeds from gold sales, which had been recognized in 2001 under Canadian GAAP, were recognized for U.S. GAAP and credited to "Exploration, property evaluation and holding costs."

CONSOLIDATED STATEMENT OF LOSS - UNAUDITED

                                                                                                            Cumulative
                                                            Three Months Ended,      Nine Months Ended,       during
                                                               September 30,            September 30,      Development
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                 2003        2002         2003        2002      Stage
                                                            -------------------     --------------------   -----------
Net loss - Canadian GAAP                                    $ (531)    $  (438)     $(1,986)    $(1,257)    $(4,761)
Unrealized loss on marketable securities                         -          49            -          49          85
Revenue recognition                                              -           -            -         150           -
Exploration, property evaluation and holding costs (a)        (222)          -         (501)          -        (588)
Financing costs                                                  -        (111)           -        (222)       (222)
Beneficial conversion feature                                    -      (2,494)           -      (2,774)     (2,774)
                                                            -------------------     --------------------   -----------
  Net loss - U.S. GAAP                                        (753)     (2,994)      (2,487)     (4,054)     (8,260)
Unrealized gain/(loss) on marketable securities (b)             331        (49)         331         (49)        298
                                                            -------------------     --------------------   -----------
  Comprehensive loss - U.S. GAAP                            $ (422)    $(3,043)     $(2,156)    $(4,103)    $(7,962)
                                                            -------------------     --------------------   -----------
                                                            -------------------     --------------------   -----------
Basic loss per share - U.S. GAAP                            $(0.03)    $ (0.42)     $ (0.17)    $ (0.69)

The measurement effect of GAAP differences on the consolidated balance sheets were as follows:

CONSOLIDATED BALANCE SHEET - UNAUDITED

                                                     September 30, 2003                        December 31, 2002
                                            -------------------------------------   ---------------------------------------
                                            Per Cdn.      Cdn./U.S.      Per U.S.   Per Cdn.      Cdn./U.S.      Per U.S.
                                              GAAP           Adj.          GAAP       GAAP           Adj.          GAAP
                                            -------------------------------------   --------------------------------------
(U.S. $ 000'S)
Current assets (b)                           $   5,161    $    331     $    5,492    $   4,105   $       -       $   4,105
Restricted cash                                  1,684           -          1,684            -           -               -
Property, plant and equipment (a)               18,047      (8,375)         9,672       16,583      (7,874)          8,709
                                            -------------------------------------   --------------------------------------
  Total assets                               $  24,892    $ (8,044)    $   16,848    $  20,688   $  (7,874)      $  12,814
                                            -------------------------------------   --------------------------------------
                                            -------------------------------------   --------------------------------------

Current liabilities                                798           -            798          598           -             598
Long term liabilities                            4,655           -          4,655        4,665           -           4,665
                                            -------------------------------------   --------------------------------------
  Total liabilities                              5,453           -          5,453        5,263           -           5,263

Capital stock                                  135,575      76,754        212,329      129,575      76,754         206,329
Special warrants                                     -         222            222            -         222             222
Contributed surplus                                 13       5,560          5,573            -       5,560           5,560
Warrants and options                               357           -            357          370           -             370
Other comprehensive loss                             -         246            246            -         (85)            (85)
Deficit (a, b)                                (116,506)    (90,826)      (207,332)    (114,520)    (90,325)       (204,845)
                                            -------------------------------------   --------------------------------------
  Total shareholders' equity                    19,439      (8,044)        11,395       15,425      (7,874)          7,551

                                            -------------------------------------   --------------------------------------
  Total liabilities & shareholders' equity   $  24,892    $ (8,044)    $   16,848    $  20,688   $  (7,874)      $  12,814
                                            -------------------------------------   --------------------------------------
                                            -------------------------------------   --------------------------------------

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

MAVERICK SPRINGS

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc., (Silver Standard) an option to acquire the Corporation's interest in the silver resources hosted in the Maverick Springs project in Nevada. The Corporation and Silver Standard have a common director. Under the terms of the agreement, the Corporation will retain its 100% interest in the gold resources, Silver Standard will pay the Corporation $1.5 million over four years including a cash payment of $300,000 at closing. The remaining $1.2 million will be used to fund exploration programs, land holding costs and option payments on the Maverick Springs project. At the time the transaction was completed, Silver Standard paid the Corporation $488,891, comprised of the required $300,000 payment due at closing plus $188,891 in exploration costs incurred through December 31, 2002. As of September 30, 2003, included in current assets is a receivable amount due from Silver Standard in the amount of $231,222 to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

13.  SUBSEQUENT EVENTS

In accordance with the acquisition agreement with respect to the Maverick Springs project, the Corporation settled the amount payable with equity of $500,000 (Note 6) in October 2003. Payment of the payable was completed with the remittance of 122,923 common shares valued at $4.07 per share to Newmont Mining Corporation. In addition, an equivalent number of outstanding two year warrants have been issued at an exercise price set at $5.08 at the time of issue.

The Corporation executed and finalized three option purchase agreements for 100% interest in the Wildcat project in October 2003. The three transactions include aggregate payments of 50,000 shares and $250,000 due upon signing. Additional payments of $300,000 payable in August 2004 and $50,000 payable in October 2004 are at the option of the Corporation. Termination of any of the finalized agreements shall result in the Corporation having no future obligation to make any of the option payments described above. An option purchase agreement was completed prior to the September 30, 2003 balance sheet date and the payment due upon signing of $200,000 has been included in the financial statements as of September 30, 2003. Payments and liabilities set forth in additional agreements finalized subsequent to the balance sheet date are not included and do not require adjustment to the financial statements for the three and nine month periods ending September 30, 2003.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (U.S. dollars in thousands, unless specified otherwise)

RESULTS OF OPERATIONS

Total Exploration, property evaluation and holding costs were $196,000 for the three months ended September 30, 2003, compared to $84,000 for the same period in 2002. Total Exploration, property evaluation and holding costs were $796,000 for the nine months ended September 30, 2003, compared to $525,000 for the same period in 2002. These costs are comprised principally of costs related to holding the Hycroft mine, but also include the costs to hold the Amayapampa project and costs to maintain the Corporation's Canadian exploration claims. The increase in costs in 2003 compared to 2002 is principally a result of the declining amount of gold recovered from the circulating solutions at the Hycroft mine.

Corporate administration costs for the three months ended September 30, 2003 were $383,000 compared to $284,000 for the same period in 2002. Corporate administration costs for the nine months ended September 30, 2003 were $1,246,000 compared to $938,000 for the same period in 2002. Corporate administration costs have increased, as expected, as a result of business development initiatives and an expanded investor relations program. This trend is expected to continue.

Depreciation, depletion and amortization for the three months ended September 30, 2003 totalled $5,000, compared to $18,000 for the same period in 2002. Depreciation, depletion and amortization for the nine months ended September 30, 2003 totalled $32,000, compared to $56,000 for the same period in 2002. A significant portion of the Hycroft property, plant and equipment has been sold and a substantial portion of the remaining equipment has been fully depreciated.

The Corporation did not dispose of any assets during the three months and nine months ended September 30, 2003 and therefore did not realize any related gains or losses. An $83,000 gain from the disposal of assets was realized during the same nine months ended in 2002.

Other expense and income gains during the three and nine months ended September 30, 2003 were $11,000 and $30,000, respectively, compared to $3,000 and $2,000 during the same periods in 2002. The increased gains of $8,000 and $28,000 are the result of earned interest on cash equivalent balances which have increased from the prior year.

The Corporation realized a gain of $51,000 on the sale of marketable securities during the three months ended September 30, 2003, compared to a loss of $49,000 during the same period in 2002. A $125,000 gain on the sale of marketable securities was realized for the nine month period ended September 30, 2003, compared to a loss of $49,000 during the same period in 2002.

The Corporation used $880,000 net cash for operating activities for the three months and $2,100,000 for the nine months ended September 30, 2003. This is an increase of $454,000 and a decrease of $311,000 from net cash used for operating activities of $426,000 and $2,411,000, respectively, for the same periods ended September 30, 2002. The increase for the comparable three month period is primarily attributed to an increase in the net loss for the period of $93,000, an increase in receivables of $158,000 and a decrease in liabilities of $132,000. The decrease in cash usage for the nine month period results primarily from the 2002 settlement of the USF&G lawsuit of $814,000 which is offset by the increase in receivables and decrease in liabilities as previously noted.

For the three months ended September 30, 2003, the Corporation used a net of $2,358,000 in investing activities. Investing activities during the three months primarily include an additional restricted cash investment of $1.2 million certificate of deposit pledged as collateral for a standby letter of credit (Financial Statements - Note 3) and $1.2 million used for the acquisition of gold projects and related costs. Additional investing activities during the three month period include additions to plant and equipment of $11,000 and an offset of $78,000 in proceeds from the sale of marketable securities. During the same period in 2002, the Corporation used $866,000 in the acquisition of gold projects and related costs. For the nine months ended September 30, 2003, the Corporation used a net of $2,788,000 comprised of $1.7 million of restricted cash invested in certificates of deposit pledged as collateral for standby letters of credit (Financial Statements - Note 3) and $1.2 million for the acquisition of gold projects and related costs, Additional investing activities during the nine month period include $49,000 for the replacement of light vehicles at the Hycroft mine, $11,000 for Corporate office information system enhancements and a net of $182,000 for the acquisition of and proceeds from the sale of marketable securities. Cash used during the same period in 2002 consists of $620,000 related to the acquisition of gold projects and related costs offset by the sale of Hycroft fixed assets and supplies.

As discussed in the Financial Statements - Note 7, for the nine months ended September 30, 2003, the Corporation raised $2.9 million, net proceeds, from a private placement financing which closed on February 7, 2003. During the same nine months ended in 2002, the Corporation raised net proceeds of $3.6 million from a private placement and the exercise of warrants. Warrants issued in previous private placement financings were exercised during 2003 providing the Corporation with $2,051,000 and $2,782,000 during the three months and nine months ended September 30, 2003, respectively. During the same nine months ended in 2002, the Corporation was provided with $2,774,000 from warrant exercises. The Corporation also received $223,000 and $260,000 from the exercise of stock options during the three and nine months ended September 30, 2003, respectively, as compared to $35,000 for the same nine months ended in 2002.

FINANCIAL CONDITION

The Corporation's consolidated cash balance at September 30, 2003 was $4.5 million, compared to a cash balance of $3.4 million at December 31, 2002; working capital was $4.4 million as of September 30, 2003 compared to $3.5 million at December 31, 2002. This improvement resulted from the private placement financing and the exercise of warrants as discussed in the Financial Statements - Note 7, and above in RESULTS OF OPERATIONS.

OUTLOOK

The Corporation does not currently generate operating cash flows. Management has estimated that the Corporation will have adequate funds from existing working capital to meet its administrative and property obligations for the coming year and to make additional gold project acquisitions and to look for opportunities to improve these projects, currently projected to be approximately $225,000 for the remainder of 2003.

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

The Bureau of Land Management, Nevada State Office ("BLM") has required the Corporation to provide a total surety amount of $6.8 million for the approved Hycroft mine reclamation plan. The Corporation has provided a surety bond in the amount of $5.1 million and irrevocable letters of credit in the amount of $1.7 million to the BLM ensuring reclamation obligations under the approved reclamation plan. Furthermore, the Corporation has been requested to pledge collateral in order to provide this surety bond. The amount and the nature of the collateral are subject to negotiation. Although in the past the Corporation has been successful in arranging bonding, there can be no assurance that the Corporation will be successful in providing acceptable collateral.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The registrant is a "small business issuer" as such term is defined in Rule 12b-2 of the Exchange Act, and accordingly is not required to provide the information under this Item.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Corporation's management, including the principal executive and financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2003. Based upon that evaluation, the Corporation's principal executive and financial officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in the Corporation's internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarterly period ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as described below, the Corporation is not aware of any material pending litigation or of any proceeding known to be contemplated by governmental authorities which is, or would be, likely to have a material adverse effect upon the Corporation or its operations, taken as a whole.

In April 1998, a legal dispute was initiated in Bolivia by a Mr. Estanislao Radic who brought legal proceedings in the lower penal court against Mr. Raul Garafulic and the Corporation, questioning the validity of Mr. Garafulic's ownership of the Amayapampa property. Please see "Part I - Item 3. Legal Proceedings" as included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, for information about this matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

         31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

         32.1 Statement pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)    Reports on Form 8-K

                The following Current Reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 2003:

                1. Report dated July 31, 2003, pursuant to Item 5, regarding the completion of resource studies for the Hasbrouck and Three Hills projects and the start of a drilling program at the Maverick Springs project.

                2. Report dated August 20, 2003, pursuant to Item 5, regarding second quarter activities and results, and the resignation of the Chief Financial Officer.

                3. Report dated September 29, 2003, pursuant to Item 5, regarding the completion of the acquisition of the Guadalupe De Los Reyes gold project and the issuance of a standby letter of credit to the Bureau of Land Management, Nevada State Office.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VISTA GOLD CORP.
                                  (Registrant)

Date: November 5, 2003            By: /s/ Ronald J. McGregor
                                  -------------------------------------
                                  Ronald J. McGregor
                                  President and Chief Executive Officer
                                  (Principal Executive Officer and
                                  Principal Financial Officer)