Form 10-K
period 2003-12-31
VISTA GOLD CORP
filed 2004-03-30
CIK 783324

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number 1-9025

VISTA GOLD CORP.

(Exact Name of Registrant as Specified in its Charter)

Continued under the laws of the Yukon Territory	None
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
Suite 5, 7961 Shaffer Parkway
Littleton, Colorado	80127
(Address of Principal Executive Offices)	(Zip Code)
(720) 981-1185 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common shares without par value	American Stock Exchange Toronto Stock Exchange

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

As of June 30, 2003, being the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $30,000,000.

Outstanding Common Shares: As of March 17, 2004, 14,755,078 Common Shares of the registrant were outstanding.

Documents incorporated by reference: To the extent herein specifically referenced in Part III, portions of the registrant's definitive Proxy Statement for the 2004 Annual General Meeting of Shareholders. See Part III.

i

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

"Computershare" means Vista Gold's registrar and transfer agent, Computershare Trust Company of Canada (formerly Montreal Trust Company of Canada).

"Corporation" means the consolidated group consisting of Vista Gold Corp. and its subsidiaries Hycroft Resources & Development, Inc., Hycroft Lewis Mine, Inc., Vista Gold Holdings Inc., Vista Gold U.S. Inc., Vista Nevada Corp., Granges Inc., Vista Gold (Antigua) Corp., Minera Paredones Amarillos S.A. de C.V., Compania Inversora Vista S.A., Minera Nueva Vista S.A., Compania Exploradora Vistex S.A., Idaho Gold Resources LLC, and Mineral Ridge Resources Inc.

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

"Hycroft Inc." or "HRDI" means Hycroft Resources & Development, Inc.

"Hycroft Lewis" means Hycroft Lewis Mine, Inc.

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

USE OF NAMES

In this report, the terms "Vista Gold" and the "Corporation" unless the context otherwise requires, mean Vista Gold Corp. and its subsidiaries.

CURRENCY

Unless otherwise specified, all dollar amounts in this report are expressed in United States dollars.

METRIC CONVERSION TABLE

To Convert Imperial Measurement Units	To Metric Measurement Units	Multiply by
Acres	Hectares	0.4047
Feet	Meters	0.3048
Miles	Kilometers	1.6093
Tons (short)	Tonnes	0.9071
Gallons	Liters	3.7850
Ounces (troy)	Grams	31.103
Ounces (troy) per ton (short)	Grams per tonne	34.286

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This document, including any documents that are incorporated by reference as set forth on the face page under "Documents incorporated by reference", contains forward-looking statements concerning, among other things, mineralized material, proven or probable reserves and cash operating costs. Such statements are typically punctuated by words or phrases such as "anticipates", "estimates", "projects", "foresees", "management believes", "believes" and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that could cause actual results to differ materially from those in such forward-looking statements are identified in this document under "Part I—Item 1. Business—Risk Factors". Vista Gold assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such statements.

PART I

ITEM 1.    BUSINESS.

Overview

Vista Gold is currently engaged in the evaluation, acquisition and exploration of gold exploration and potential development projects. The Corporation's approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the mineralized material. In addition, the Corporation looks for opportunities to improve the value of its gold projects through exploration drilling, and/or introducing technological innovations. The Corporation expects that emphasis on gold project acquisition and improvement will continue in the future.

Currently the Corporation owns or controls 11 gold properties: the Maverick Springs, Mountain View, Hasbrouck, Three Hills, Wildcat projects and the Hycroft mine, all in Nevada; the Long Valley project in California; the Yellow Pine project in Idaho; the Paredones Amarillos and Guadalupe de los Reyes projects in Mexico; and the Amayapampa project in Bolivia. Additional information about these projects is available in "Item 2. Properties.". The Corporation also owns several exploration claims in Canada and approximately 25% of the shares of Zamora Gold Corp., a company exploring for gold in Ecuador.

The Corporation does not produce gold in commercial quantities and does not currently generate operating earnings. Through fiscal 2003, funding to acquire gold properties, explore and to operate the Corporation has been acquired through private placements of equity units consisting of the Corporation's Common Shares and warrants to purchase Common Shares. The Corporation expects to continue to raise capital through the exercise of warrants and through additional equity financings.

Vista Gold Corp. was originally incorporated on November 28, 1983 under the name "Granges Exploration Ltd.". In November 1983, Granges Exploration Ltd. acquired all the mining interests of Granges AB in Canada. On June 28, 1985, Granges Exploration Ltd. and Pecos Resources Ltd. amalgamated under the name "Granges Exploration Ltd." and on June 9, 1989, Granges Exploration Ltd. changed its name to "Granges Inc.". On May 1, 1995, Granges and Hycroft Resources & Development Corporation were amalgamated under the name "Granges Inc.". Effective November 1, 1996, Granges and Da Capo Resources Ltd. amalgamated under the name "Vista Gold Corp.". Effective December 19, 1997, Vista Gold was continued from British Columbia to the Yukon Territory, Canada under the Business Corporations Act (Yukon Territory).

The current addresses, telephone and facsimile numbers of the offices of the Corporation are:

Executive Office	Registered and Records Office
Suite 5 - 7961 Shaffer Parkway Littleton, Colorado, USA 80127 Telephone: (720) 981-1185 Facsimile: (720) 981-1186	200 - 204 Lambert Street Whitehorse, Yukon Territory, Canada Y1A 3T2 Telephone: (867) 667-7600 Facsimile: (867) 667-7885

Employees

As of December 31, 2003, the Corporation had nine full-time employees, of whom four were employed at the Hycroft mine and five were employed at the Corporation's executive office in Littleton. The Corporation uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

Segment Information

Segment information is provided in the Consolidated Financial Statements—Note 17.

Significant Developments in 2003

Private Placement Financing

In 2003, the Corporation completed a $3.4 million equity private placement financing which netted $2.9 million to the Corporation, and which was approved by vote at a Special General Meeting of shareholders of the Corporation on February 27, 2003. See the Consolidated Financial Statements—Note 8.

Acquisitions and Payments on Properties

Through the use of cash and equity units, consisting of the Corporation's Common Shares and warrants to purchase Common Shares, as consideration, the Corporation continued its efforts to build a portfolio of gold projects through a strategy that includes evaluation, acquisition and exploration of gold exploration and potential development projects with the aim of adding value to the projects. In addition, the Corporation continued its efforts to improve the value of its gold projects through exploration drilling, and reengineering the operating assumptions underlying previous engineering work. As discussed under "Item 2. Properties", the Corporation acquired six gold projects in 2003 and continued with payments on the four gold projects acquired in 2002. These acquisitions and payments are described below.

Paredones Amarillos

On August 29, 2002 the Corporation acquired 100% of the Paredones Amarillos gold project in the Mexican state of Baja California Sur from Viceroy Resource Corporation ("Viceroy"). To acquire the project, the Corporation paid cash of Cdn $1.0 million and issued 303,030 equity units to Viceroy; and on August 29, 2003 the Corporation paid Viceroy the remaining Cdn $0.5 million due pursuant to the acquisition contract.

Maverick Springs and Mountain View

On October 7, 2002, the Corporation completed the acquisition of a 100% interest in the Maverick Springs gold and silver project and the Mountain View gold project from Newmont Mining Corporation ("Newmont"), and its wholly-owned subsidiary Newmont Capital Limited ("Newmont Capital"). To acquire the Maverick Springs project, the Corporation paid $250,000 and issued 141,243 equity units, each unit consisting of one Common Share and one two-year warrant, to Newmont, and on October 7, 2003 the Corporation issued 122,923 Common Shares and 122,923 warrants to purchase Common Shares to Newmont. To acquire the Mountain View project the Corporation paid cash of $50,000 and issued 56,497 equity units, each unit comprised of one Common Share and one two-year warrant, to Newmont Capital.

On June 9, 2003, the Corporation entered into an agreement granting Silver Standard Resources Inc. ("SSRI") an option to acquire the Corporation's interest in the silver mineralized material hosted in the Maverick Springs project. The Corporation will retain its 100% interest in the gold mineralized material. The agreement with SSRI is subject to the terms of the purchase agreement between Newmont and the Corporation. Under the agreement, SSRI will pay the Corporation $1.5 million over four years. A payment of $300,000 was made to the Corporation in 2003. The remaining $1.2 million will be used by the Corporation to fund exploration programs, land holding costs and option payments. SSRI and the Corporation will jointly manage exploration of the Maverick Springs project. (See also Consolidated Financial Statements—Notes 4 and 19).

Long Valley

The Corporation executed an option agreement on January 22, 2003, to acquire 100% of the Long Valley project from Standard Industrial Minerals, Inc. ("Standard"). Under the terms of the option agreement, the Corporation would pay Standard $750,000 over five years in annual installments. As of December 31,

2003, the Corporation has paid the first installment of $100,000. The second installment of $100,000 was paid in January 2004.

Hasbrouck and Three Hills

On May 23, 2003, the Corporation executed a purchase agreement with Newmont Capital which includes the Hasbrouck property and the Three Hills property. Terms of the purchase include a $50,000 cash payment on signing, and $200,000 or, at the Corporation's discretion, the equivalent in the Corporation's Common Shares on May 23, 2004. Newmont Capital, at its option, will retain either: (a) a 2% net smelter returns royalty in each project together with the right to a $500,000 cash payment at the start of commercial production at either project and a further $500,000 cash payment if, after the start of commercial production, the gold price averages $400 per ounce or more for any three-month period; or (b) the right to acquire 51% of either or both projects. The latter right would be exercisable only after the later of four years or the time when the Corporation has incurred aggregate expenditures of $1.0 million to acquire, explore and hold the projects.

Guadalupe de los Reyes

On August 1, 2003, the Corporation executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project in Sinaloa State, Mexico and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. The Corporation has paid $300,000 as of August 1, 2003. On August 1, 2004, the Corporation will pay a further $500,000 in cash or Common Shares at the discretion of the Corporation. An additional $500,000 in cash will be paid by way of $100,000 payments on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. The Corporation has the right to terminate the agreement at any time.

Wildcat

During September and October 2003, the Corporation acquired the Wildcat project and the associated exploration data in three separate transactions. The total consideration for these transactions was 50,000 Common Shares of the Corporation and $250,000 paid on signing, $300,000 payable by August 15, 2004, $50,000 payable by October 12, 2004, and an additional $500,000 payable at commencement of commercial production.

Yellow Pine

On November 7, 2003, Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of the Corporation, entered into an Option to Purchase Agreement with Bradley Mining Company for a nine year option to purchase 100% of the Yellow Pine project for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement and the agreement calls for Idaho Gold to make nine yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1,000,000. If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1,000,000. The subsidiary has the right to terminate the agreement at any time without penalty.

Agreement to Sell Amayapampa

On December 11, 2003, the Corporation reached an agreement to sell the Amayapampa project to Luzon Minerals Ltd. ("Luzon") of Vancouver, British Columbia, Canada. Completion of the transaction is subject to the receipt of all regulatory and other approvals, and completion of due diligence satisfactory to Luzon by June 1, 2004. Luzon issued the Corporation 50,000 common shares initially, and during the due diligence period, Luzon will pay the Corporation $10,000 per month for the first four months, then $15,000 per month for the fifth and sixth months. At completion of the due diligence period by June 1, 2004, provided Luzon elects to proceed, Luzon will pay the Corporation $930,000 and issue the Corporation 2,000,000 common shares. At the earlier of start of construction or January 1, 2006, Luzon will pay the Corporation $4,000,000 or at the Corporation's election, a combination of shares and cash based on Luzon's share price, not to exceed 5,200,000 shares or $4,000,000 cash.

Agreement for New Bond for Hycroft

In December 2003, the Corporation's wholly-owned subsidiary, Hycroft Resources & Development, Inc. ("HRDI") reached an agreement in principle with member companies of American International Group, Inc. to replace the existing bond coverage for the Hycroft mine with a new bond package which includes an insurance component and covers all existing reclamation liability at the Hycroft mine. On January 30, 2004, the final bond package agreement was executed. The new bond package calls for an initial payment of $4.0 million and two additional payments of $1.3 million each due July 22, 2004, and December 22, 2004, respectively. Pending approval of the new bonding instrument by the U.S. Bureau of Land Management, Nevada State Office, the new insurance/assurance bonding instrument will replace the existing bond, the letters of credit and the existing indemnity agreement between HRDI and the Corporation. The bond package allows for future increases when the Hycroft mine resumes production.

Corporate Organization Chart

The name, place of incorporation, continuance or organization, and percent of voting securities owned or controlled by Vista Gold as of December 31, 2003, for each subsidiary of Vista Gold is set out below.

(1)
The Corporation is in the process of dissolving Mineral Ridge Resources Inc.

Property Interests and Mining Claims

In the United States, most of the Corporation's exploration activities are conducted in the state of Nevada, with additional activities in California and Idaho. Mineral interests may be owned in these states by (a) the United States, (b) the state itself, or (c) private parties. Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for the

Corporation to explore or develop such property. Generally, these agreements take the form of long term mineral leases under which the Corporation acquires the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. If the statutory requirements for the location of a mining claim are met, the locator obtains a valid possessory right to develop and produce minerals from the claim. The right can be freely transferred and, provided that the locator is able to prove the discovery of locatable minerals on the claims, is protected against appropriation by the government without just compensation. The claim locator also acquires the right to obtain a patent or fee title to his claim from the federal government upon compliance with certain additional procedures.

Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of a patented mining claim is challenged by the U.S. Bureau of Land Management or U.S. Forest Service on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised when a patent application is submitted or when the government seeks to include the land in an area to be dedicated to another use.

Reclamation

The Corporation generally is required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

The Corporation's principal reclamation liability is the Hycroft mine. A new bond was put in place, subject to approval by the U.S. Bureau of Land Management, Nevada State Office, and payments aggregating $6.6 million will be made during 2004 which will cover reclamation costs for the existing disturbance at the Hycroft mine. See "—Significant Developments in 2003."

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Bolivia, Mexico, Canada and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Corporation has obtained or has pending applications for those licenses, permits or other authorizations currently required to conduct its exploration and other programs. The Corporation believes that it is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States, Bolivia, Mexico, Canada and the other jurisdictions in which the Corporation operates. There are no current orders or directions relating to the Corporation with respect to the foregoing laws and regulations.

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

During 2003, there were no material environmental incidents or non-compliance with any applicable environmental regulations. The Corporation estimates that it will not incur material capital expenditures for environmental control facilities during the current fiscal year.

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

Risk Factors

An investment in the Corporation's Common Shares involves a high degree of risk. The risks described below are not the only ones facing the Corporation or otherwise associated with an investment in Vista Gold's Common Shares. Additional risks not presently known to the Corporation or which management currently considers immaterial may also adversely affect the Corporation's business. Management has attempted to identify the major factors that could cause differences between actual and planned or expected results, and has included all material risk factors. If any of the following risks actually happen, the Corporation's business, financial condition and operating results could be materially adversely affected.

Management cannot be certain that the Corporation's acquisition, exploration and development activities will be commercially successful.

The Corporation currently has no properties that produce gold in commercial quantities. The Corporation's gold production has declined steadily since mining activities were suspended at the Hycroft mine in 1998, and gold production is incidental to solution recirculation on the heaps.

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

The Corporation's principal assets are gold reserves and mineralized material. The Corporation intends to attempt to acquire additional properties containing gold reserves and mineralized material. The price that the Corporation pays to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. The Corporation's potential future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale or joint venture of some of these properties. The value of these gold reserves and mineralized material, and the value of any potential gold production therefrom, will vary in direct proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond the control of the Corporation, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of the Corporation's projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect the Corporation's asset values, cash flows, potential revenues and profits.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Corporation has direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or the Corporation could elect not to insure itself against such liabilities due to high premium costs or other reasons, in which event, the Corporation could incur significant costs that could have a material adverse effect on its financial condition.

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

All phases of the Corporation's operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Corporation's projects. The Corporation is currently subject to environmental regulations with respect to its properties in Nevada, California, and Idaho in the United States, as well as Bolivia and Mexico.

The Hycroft mine in Nevada occupies private and public lands. The public lands include unpatented mining claims on lands administered by the U.S. Bureau of Land Management, Nevada State Office. These claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada.

U.S. Federal Laws

The U.S. Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by the Corporation.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. The Corporation's mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on the Corporation's production levels or create additional capital expenditures in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, ("CERCLA") imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. The Corporation cannot predict the potential for future CERCLA liability with respect to its Nevada property or surrounding areas.

Nevada Laws

At the state level, mining operations in Nevada are also regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection. Nevada state law requires the Hycroft mine to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, the Corporation is required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an adverse impact on the Corporation's financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

California Laws

A new mining operation in California, such as the Long Valley project, which is on Federal unpatented mining claims within a National Forest, would require obtaining various Federal, State and local permits. Mining projects require the establishment and presentation of environmental baseline conditions for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil, and socioeconomic parameters. An Environmental Impact Statement ("EIS") would be required for any mining activities proposed on public lands. A Plan of Operations/Reclamation Plan would be required. Also required would be permits for waste-water discharge and wetland disturbance (dredge and fill); a county mining plan and reclamation plan; a county mining operations permit; special use permits from the U.S. Forest Service; and possibly others. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act consultation process. Possible county zoning and building permits and authorization may be required. Baseline environmental conditions are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If the Corporation's project is found to significantly adversely impact any of these baseline conditions, the Corporation could incur significant costs to correct the adverse impact, or delay the start of production. In addition, on December 12, 2002, California adopted a "Backfilling Law" requiring open-pit surface mining operations for metallic minerals to back-fill the mines. While the Corporation has determined that the geometry of its Long Valley project would lend itself to compliance with this law, future adverse changes to this law could have a corresponding adverse impact on the Corporation's financial performance and results of operations, for example, by requiring changes to operating constraints, technical criteria, fees or surety requirements.

Idaho Laws

Permitting a mining operation, such as Yellow Pine, located on patented mining claims within a National Forest in Idaho would require obtaining various Federal, State and local permits under the coordination of the Idaho Joint Review Process ("JRP"). Mining projects require the establishment and presentation of environmental baseline conditions for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic parameters. An Environmental Impact Statement would be required for any mining activities proposed on public lands. Permits would also be required for storm-water discharge; wetland disturbance (dredge and fill); surface mining; cyanide use, transport and storage; air quality; dam safety (for water storage and/or tailing storage); septic and sewage; water rights appropriation; and possibly others. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act consultation process. Possible county zoning and building permits and authorization may be required. Baseline environmental conditions are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If the Corporation's project is found to significantly adversely impact any of these baseline conditions, the Corporation could incur significant costs to correct the adverse impact, or delay the start of production.

Bolivia Laws

The Corporation is required under Bolivian laws and regulations to acquire permits and other authorizations before it can develop and mine the Amayapampa project. In Bolivia there is relatively new comprehensive environmental legislation, and the permitting and authorization process may be less established and less predictable than in the United States. While the Corporation has all the necessary permits to place the Amayapampa project into production, when a production decision is reached, these permits will need to be re-affirmed and there can be no assurance that the Corporation will be able to acquire updates to necessary permits or authorizations on a timely basis. Delays in acquiring any permit or authorization update could increase the development cost of the Amayapampa project, or delay the start of production.

Under Bolivian regulations, the primary component of environmental compliance and permitting is the completion and approval of an environmental impact study known as Estudio de Evaluacion de Impacto Ambiental ("EEIA"), which the Corporation submitted in 1997 and was subsequently approved. The EEIA provides a description of the existing environment, both natural and socio-economic, at the project site and in the region; interprets and analyzes the nature and magnitude of potential environmental impacts that might result from project activities; and describes and evaluates the effectiveness of the operational measures planned to mitigate the environmental impacts. Baseline environmental conditions, including meteorology and air quality, hydrological resources and surface water, are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If the Corporation's project is found to significantly adversely impact any of these baseline conditions, the Corporation could incur significant costs to correct the adverse impact or delay the start of production.

Mexico Laws

The Corporation is required under Mexican laws and regulations to acquire permits and other authorizations before the Paredones Amarillos or Guadalupe de los Reyes projects can be developed and mined. Since the passage of Mexico's 1988 General Law on Ecological Equilibrium and Environmental Protection, a sophisticated system for environmental regulation has evolved. In addition, North American Free Trade Agreement ("NAFTA") requirements for regulatory standards in Mexico equivalent to those of the U.S. and Canada have obligated the Mexican government to continue further development of environmental regulation. Most regulatory programs are implemented by various divisions of the Secretariat of Environment and Natural Resources of Mexico ("SEMARNAT"). While the Corporation has the necessary permits to place the Paredones Amarillos project into production, there can be no assurance that the Corporation will be able to acquire updates to necessary permits or authorizations on a timely basis. Likewise, there can be no assurance that the Corporation will be able to acquire the necessary permits or authorizations on a timely basis to place the Guadalupe de los Reyes project into production. Delays in acquiring any permit, authorization or updates could increase the development cost of the Paredones Amarillos project or the Guadalupe de los Reyes project, or delay the start of production.

The most significant environmental permitting requirements, as they relate to the Paredones Amarillos and the Guadalupe de los Reyes projects are developing reports on environmental impacts; regulation and permitting of discharges to air, water and land; new source performance standards for specific air and water pollutant emitting sources; solid and hazardous waste management regulations; developing risk assessment reports; developing evacuation plans; and monitoring inventories of hazardous materials. If the Paredones Amarillos or the Guadalupe de los Reyes projects are found to not be in compliance with any of these requirements, the Corporation could incur significant compliance costs, or delay the start of production.

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

The exploration and development of the Corporation's development properties, specifically the construction of mining facilities and commencement of mining operations, may require substantial additional financing. Significant capital investment is required to achieve commercial production from each of the Corporation's non-producing properties. The Corporation will have to raise additional funds from external sources in order to maintain and advance its existing property positions and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available, the Corporation may have to substantially reduce or cease operations.

Some of the Corporation's directors may have conflicts of interest as a result of their involvement with other natural resource companies.

Some of Vista Gold's directors are directors or officers of other natural resource or mining-related companies. Robert A. Quartermain is President and a director of Silver Standard Resources Inc., and is a director of Canplats Resources Corporation, Radiant Resources, Inc., IAMGold Corporation, Rare Element Resources Ltd., Esperanza Silver Corporation and Strathmore Minerals Corp. C. Thomas Ogryzlo is the Executive Vice President and CEO of Polaris Energy Corp., and is a director of Tiomin Resources Inc., Birim Goldfields Inc. and Plata Peru Mining Inc. Michael B. Richings is a director of IMC Ventures, which holds interests in mineral properties. John Clark is a director of Impact Energy Inc. (a Canadian oil and gas exploration company) and Polaris Energy Corp. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, the company in question will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. In accordance with the laws of the Yukon Territory, the directors of all companies are required to act honestly, in good faith and in the best interests of a company for which they serve as a director.

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

The Corporation has property interests in Bolivia, which may be affected by risks associated with political or economic instability in that country. The risks include, but are not limited to: military repression, extreme fluctuations in currency exchange rates, labor instability or militancy, mineral title irregularities and high rates of inflation. Changes in mining or investment policies or shifts in political attitude in Bolivia may adversely affect the Corporation's business. The Corporation may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted.

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

The market price of the Corporation's Common Shares could decrease as a result of the impact of the significant increase in the number of outstanding Common Shares that may result from exercise of warrants issued pursuant to its equity issuances in 2002 and 2003.

At March 17, 2004, the Corporation had outstanding 14,755,078 Common Shares. An additional 4,062,518 shares are issuable upon exercise of warrants, including warrants issued upon conversion of debentures, all as acquired from the Corporation in private placement transactions in 2002 and 2003, as described in previous filings with the U.S. Securities and Exchange Commission including its Annual Report on Form 10-K for the year ended December 31, 2002. If all of the warrants are exercised, the number of currently outstanding Common Shares would increase by approximately 27.5%, to 18,817,576. The impact of the issuance of a significant amount of Common Shares from these warrant exercises may place substantial downward pressure on the market price of the Corporation's Common Shares.

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

Vista Gold is a Canadian corporation and certain of its directors and officers are neither citizens nor residents of the United States. A substantial part of the assets of several of these persons, and of Vista Gold, are located outside the United States. As a result, it may be difficult or impossible for an investor:

  •
  to enforce in courts outside the United States judgments obtained in United States courts based upon the civil liability provisions of United States federal securities laws against these persons and Vista Gold; or

  •
  to bring in courts outside the United States an original action to enforce liabilities based upon United States federal securities laws against these persons and Vista Gold.

ITEM 2.    PROPERTIES.

Detailed information is contained herein with respect to the Maverick Springs and Mountain View projects, the Hycroft mine, and the Long Valley, Paredones Amarillos, Amayapampa, Hasbrouck, Three Hills, Guadalupe de los Reyes, Wildcat, and Yellow Pine projects. The Corporation holds the Maverick Springs, Mountain View, Long Valley, Hasbrouck, Three Hills, and Wildcat projects through its indirect wholly-owned subsidiary, Vista Nevada Corp.; the Hycroft mine is held through its indirect wholly-owned subsidiary, Hycroft Lewis Mine, Inc.; Paredones Amarillos and Guadalupe de los Reyes are held through its wholly-owned subsidiary, Minera Paredones Amarillos S.A. de C.V.; Amayapampa is held through its indirect wholly-owned subsidiary, Minera Nueva Vista S.A., and the Yellow Pine project is held through its indirect wholly-owned subsidiary, Idaho Gold Resources LLC. Estimates of reserves and mineralization herein are subject to the effect of changes in metal prices, and to the risks inherent in mining and processing operations.

Maverick Springs

The Maverick Springs project is located in northeast Nevada at the southeast end of the Carlin Trend belt of gold-silver mineralization, approximately half-way between Elko and Ely, Nevada. The property consists of 86 claims with a total area of approximately 3,900 acres.

On October 7, 2002, the Corporation completed the acquisition of a 100% interest in the Maverick Springs gold and silver project from Newmont Mining Corporation ("Newmont") and the Mountain View gold project (described below) from Newmont's wholly-owned subsidiary Newmont Capital Limited. To acquire the interest in Maverick Springs, the Corporation paid cash of $250,000 and issued 141,243 equity units to

Newmont, each unit comprised of one Common Share and one two-year warrant. Newmont retained a 1.5% net smelter returns royalty, and on October 7, 2003, the Corporation issued to Newmont 122,923 Common Shares and 122,923 warrants to purchase Common Shares. In addition, the Corporation must complete 20,000 feet of drilling before October 7, 2004 and an additional 30,000 feet of drilling before October 7, 2006. The Corporation may terminate this agreement at any time after October 7, 2004. After October 7, 2006, Newmont has a one-time right to acquire a 51% interest in the Maverick Springs project, by paying to the Corporation twice the amount that the Corporation has spent on the project, including acquisition costs. In the event that Newmont exercises this right, Newmont will relinquish its 1.5% net smelter returns royalty. (See also Consolidated Financial Statements—Note 4).

Maverick Springs is subject to a lease agreement (the "Artemis lease"), between Newmont and Artemis Exploration Company. The lease was entered into on October 1, 2001 and the key terms include: payment of advanced minimum royalties of $50,000 on October 1, 2003 (this has been paid) and advanced minimum royalties of $100,000 on October 1 in 2004 and each year thereafter while the agreement is in effect; work commitments of 6,400 feet of exploration drilling, on or before October 1 in each of 2002 (extended by agreement to November 15, 2002), 2003 and 2004 (the 2002 and 2003 commitments have been met), a preliminary economic evaluation to be conducted by October 1, 2004; and a net smelter returns royalty based on a sliding scale ranging from 2% to 6%, depending on gold and silver prices at the time of production.

On June 9, 2003, the Corporation entered into an agreement granting Silver Standard Resources Inc. ("SSRI") an option to acquire the Corporation's interest in the silver mineralized material hosted in the Maverick Springs project. The Corporation will retain its 100% interest in the gold mineralized material. The agreement with SSRI is subject to the terms of the purchase agreement between Newmont and the Corporation. Under the agreement, SSRI will pay $1.5 million over four years. A payment of $300,000 was paid to the Corporation in 2003. The remaining $1.2 million will be used by the Corporation to fund exploration programs, land holding costs and option payments. SSRI and the Corporation have formed a committee to jointly manage exploration of the Maverick Springs project. The Corporation is the operator and has a 45% vote on the committee, and SSRI has a 55% vote. After SSRI has completed its $1.5 million in payments, costs will be shared by the two corporations on the same ratio as established for operation of the management committee: Vista Gold 45% / SSRI 55%, subject to standard dilution provisions. (See also Consolidated Financial Statements—Notes 4 and 19).

In November 2002, the Corporation completed a 7,020-foot drill program on the Maverick Springs project. The program consisted of seven vertical reverse circulation holes, stepped out 500 feet to 2,200 feet from previously identified mineralization. All seven holes encountered flat-lying mineralization, predominantly oxidized to depths of up to 900 feet. The program outlined continuous mineralization in a 2,200-foot by 1,200-foot area, immediately adjacent to known gold-silver mineralization. With additional in-fill drilling, this newly outlined mineralization has the potential to significantly increase the mineralized material.

In October 2003, the Corporation completed a 14-hole reverse circulation program totaling 14,020 feet. Intercepts indicate the potential for bulk-mineable gold-silver mineralization.

Geology

Maverick Springs can be classified as a Carlin-type or sediment/carbonate hosted disseminated silver-gold deposit. Sediment hosted deposits are common within northern Nevada, although the systems are usually gold dominated with relatively minor amounts of silver. Silver and gold mineralization at Maverick Springs has been interpreted as a roughly antiformal or arch-shaped zone with an axis that plunges shallowly to the south and seems to flatten to horizontal over the northern half of the deposit. The limbs of the arch dip shallowly to moderately at 10-30° to the east and west. Overall, the mineralized zone is elongate in the north-south direction with a length of over 6,000 feet, a width of up to 3,000 feet, and a thickness of commonly 100-300 feet.

Mineralization consists of micron-sized silver and gold with related pyrite, stibnite and arsenic sulfides. It is usually associated with intense fracturing and brecciation, with or without accompanying whole-rock silicification or stockwork quartz.

Alteration consists of pervasive decalcification, weak to intense silicification and weak alunitic argillization. Massive jasperoid is common in surface exposures and in drill core. Oxidation has affected all sulfides on surface and is pervasive to a depth of at least 400 feet, intermittent to 900 feet, and generally absent below 1,000 feet.

Based on a third-party technical study completed on December 17, 2002 by Snowden Mining Industry Consultants of Vancouver, British Columbia, the Maverick Springs project contains approximately 29.2 million tons of mineralized material with an average grade of 0.012 ounces of gold per ton and 0.97 ounces of silver per ton at a cut-off grade of 0.005 ounces of gold per ton. A technical study including results of the 2003 drilling program to update estimates of mineralized material is planned for 2004 using an independent consulting firm.

Mountain View

The Mountain View property is located in northwest Nevada near the Blackrock Desert. The property is approximately 15 miles northwest of Gerlach, Nevada in Washoe County; it straddles the boundary between the Squaw Valley and Banjo topographic quadrangles. The property currently consists of 127 claims with a total area of approximately 2,360 acres.

The Corporation's acquisition of the Mountain View property was completed along with that of the Maverick Springs property, as described above. To acquire the interest in the Mountain View property, the Corporation paid cash of $50,000 and issued 56,497 equity units, each unit comprised of one Common Share and a two-year warrant, to Newmont Capital, and Newmont Capital retains a 1.5% net smelter returns royalty. In addition, the Corporation was required to complete 4,000 feet of drilling before October 7, 2003 (this work was completed), and must complete an additional 4,000 feet of drilling before October 7, 2004. The Corporation may terminate this agreement at any time. After October 7, 2006, Newmont Capital has a one-time right to acquire a 51% interest in the project, by paying to the Corporation twice the amount that the Corporation has spent on the project, including acquisition costs. In the event that Newmont Capital exercises this right, Newmont Capital will relinquish its 1.5% net smelter returns royalty (see also Consolidated Financial Statements—Note 4).

Newmont Capital's interest in the Mountain View property is subject to an underlying lease and two other royalty arrangements, the principal terms of which are: the underlying lease grants a 50% interest to Newmont in all claims, with a few exceptions where a 5% interest is granted; and the lessee may purchase the remaining interest in the claims for $250,000 at any time. The lessee is obligated to purchase the remaining 50% for $250,000 on achieving commercial production. Also, the lessee shall pay a 1% net smelter returns royalty during production, with advance minimum payments of $25,000 per year. Advanced royalties are deductible from the net smelter returns royalty and cease upon purchase of the remaining interest of the underlying lease. A 1% net smelter returns royalty also applies to certain other claims.

The Corporation completed a five-hole reverse circulation program totaling 4,330 feet in November 2003. The results indicate the presence of a new zone of bulk mineralization approximately 400 feet east of the known core of mineralization. Also, drill hole MV03-19 intercepted 20 feet assaying 0.112 ounces per ton gold that is 300 feet above an earlier drill hole that also intercepted higher grade mineralization, suggesting that this higher-grade zone is larger than previously known.

The Corporation expects to complete 4,000 feet of drilling in 2004.

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

Based on a third-party technical study completed December 17, 2002 by Snowden Mining Industry Consultants of Vancouver, British Columbia, the Mountain View project contains approximately 23.2 million tons of mineralized material with an average grade of 0.013 ounces of gold per ton at a cut-off grade of 0.006 ounces of gold per ton.

Hycroft Mine

The Hycroft mine and related facilities are located 54 miles west of Winnemucca, Nevada. The Corporation acquired the Lewis mine in early 1987 and completed construction of the adjacent Crofoot mine project in April 1988. Mining operations at the Hycroft mine were suspended in December 1998, and the site was placed on care and maintenance. Gold production, from continued leaching and rinsing of the heap leach pads, continued in 2000 and 2001. In 2002 and 2003, the amount of gold recovered was not material, as expected. The mine is currently on care and maintenance. From inception in 1987 until suspension of mining operations in December 1998, the Hycroft mine produced over 1 million ounces of gold.

Operating Statistics

Operating statistics for the Hycroft mine for the period 1999 to 2003 were as follows:

	Years ended December 31
	2003	2002	2001	2000	1999
Ore and waste material mined (000's of tons)	Nil	Nil	Nil	Nil	Nil
Strip ratio	Nil	Nil	Nil	Nil	Nil
Ore processed (000's of tons)(1)	Nil	Nil	Nil	Nil	Nil
Ore grade (oz. gold/ton)	N/A	N/A	N/A	N/A	N/A
Ounces of gold produced	Nil	Nil	3,232	13,493	40,075
Cash operating costs ($/oz. of gold)(2)	N/A	N/A	$210	$183	$277
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

The Crofoot and Lewis properties together comprise approximately 12,230 acres. The Crofoot property, originally held under two leases, is owned by the Corporation subject to a 4% net profits interest retained by the former owners, and covers approximately 3,544 acres. The Lewis property, which virtually surrounds the Crofoot property, is held through a lease that covers approximately 8,686 acres. The mine is accessible by road and has access to adequate supplies of water and power.

The leasehold interest in the Lewis property extends until January 1, 2013 or for so long thereafter as commercial mining operations continue on the property. The Lewis lease provides for the payment to the lessor of a 5% net smelter returns royalty on gold production. The royalty increases for ore grades above 0.05 ounce per ton and is offset by annual advance minimum royalties. The Corporation has the right to commingle the ore from the Lewis property with ore from the adjoining Crofoot property under an agreement with the lessor of the Lewis property.

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

To evaluate the potential for a similar favorable variance in the remaining Brimstone mineralized material, nine diamond drill holes for a total of 4,870 feet and 11 reverse-circulation drill holes for a total of 5,540 feet were completed in the unmined southern portion of the Brimstone deposit. Seventeen of the 20 holes were twin holes, which were used to establish an adjustment (upgrade) factor for the remaining Brimstone mineralized material. Working with MRDI engineers, a gold-grade enhancement of 25% was estimated. Based on a technical study completed by MRDI, Brimstone contains 41.9 million tons at an average grade of 0.020 ounces of gold per ton and 0.166 ounces of cyanide-soluble silver per ton, using a cut-off grade of 0.007 ounces of gold per ton. Cyanide-silver assays are a measure of the amount of silver that readily dissolves in a cyanide solution and reflect less than the total silver present.

In 2000, the Corporation completed a study of the ore reserves in the Brimstone deposit. Proven and probable reserves contained within the Brimstone mineralized material described above total 23,791,000 tons of ore with an average gold content of 0.0204 ounces per ton, containing 486,000 ounces of gold. Ore reserve calculations were based on a gold price of $300 per ounce and an economic cut-off grade equivalent to 0.007 ounces of gold per ton. Silver was not reported.

Extraction dilution at the Hycroft mine is negligible due to the large size of the pit and the continuity of the ore body. Metallurgical recovery of gold from run-of-mine leaching of the Brimstone ore is projected to be 57% and the planned pit would have a stripping ratio of 1.2-to-1.

Exploration

The Corporation believes there is significant potential to extend the oxide mineralization to the south, along strike, at both the Central Fault and Brimstone deposits, but the greatest upside lies in the largely unexplored sulfide mineralization below the Brimstone deposit, as well as higher grade intercepts along the Central Fault.

Current mineralized material at Brimstone is limited to the oxide cap of an apparently large but previously unexplored gold-bearing sulfide system. Two diamond drill holes, drilled in 1996 and earlier, intercepted mineralized sulfides averaging 0.023 ounces per ton gold and 0.5 ounces per ton silver over intervals exceeding 500 feet in thickness. In 1996, the Corporation also intercepted 30 feet of gold mineralization in drill hole 95-2728. This intercept assayed 0.155 ounces per ton gold at a true depth of 310 feet below surface. The hole terminated in this mineralization; the true width of the mineralization is not known.

In 2004, the Corporation plans to complete a technical study using an independent third-party consultant to update mineralization estimates taking into account higher gold prices and updated production cost estimates to position the property for possible restart of production.

Long Valley

The Long Valley gold project is located in the Inyo National Forest, about 7 miles east of the town of Mammoth Lakes, in Mono County, California. The property consists of 95 contiguous, unpatented mining claims that cover an area of approximately 1,800 acres.

The Corporation has an option to acquire 100% of the Long Valley project from Standard Industrial Minerals, Inc. ("Standard"). Under the terms of the option agreement, the Corporation would pay Standard $750,000 over five years, with annual payments to be due as follows: $100,000 due on each of January 15, 2003, 2004, and 2005; $200,000 due on January 15, 2006, and $250,000 due on January 15, 2007. The Corporation has made the January 2003 and January 2004 payments (see Consolidated Financial Statements—Note 4). The Corporation retains the right to terminate the agreement at any time, and has no work commitments on the project.

During the period of 1994 through 1997, Royal Gold, Inc. ("Royal") drilled 615 reverse circulation and 10 core holes at the Long Valley property. During this time, Royal also completed metallurgical investigations, preliminary engineering studies, including resource estimations, and initiated baseline-type environmental studies of the biological, water and archeological resources of the area. The Corporation has acquired all related data from Royal in exchange for a 1% net smelter returns royalty to Royal. The database contains 896 drill holes, totaling 268,275 feet. The majority of holes were drilled using reverse circulation methods. Gold was primarily analyzed by fire assay, with grade determinations by atomic absorption.

Geology

The Long Valley project claims are contained entirely within the early Pleistocene-age Long Valley Caldera, which has been dated at about 760,000 years old. The caldera is an elongated east-west oval depression measuring some 10 miles by 20 miles and is related to eruption of the Bishop Tuff, which is covered by younger rocks within the caldera.

The Long Valley gold mineralization is located near the center of the caldera and is underlain by lithologic units related to the caldera formation and its subsequent resurgence. Associated with resurgent doming is a sequence of interbedded volcaniclastic sedimentary rocks which were deposited in a lacustrine setting within the caldera. These rocks consist of sediment (siltstones through conglomerates) and debris-flow deposits, with local deposits of intercalated silica sinter and rhyolite flows and dikes. All of these lithologies have been altered and/or mineralized to variable degrees. Intruding the generally flat-lying lake sediments are several rhyolite domes that have been dated from 200,000 to 300,000 years in age.

The north-south trending Hilton Creek fault zone appears to define the eastern limit of the resurgent dome within the central part of the Long Valley Caldera and extends outside the caldera to the south. Offset along this fault appears to be variable and suggests that fault activity along this zone may be episodic in nature.

Gold and silver mineralization at Long Valley appears to fall under the general classification of an epithermal, low sulfidation-type deposit. Several areas, termed the North, Central, South, Southeast and Hilton Creek zones, on the Long Valley property are mineralized with low grades of gold and silver. The mineralized zones are generally north-south trending, up to 8,000 feet in length with widths ranging from 500 feet to 1,500 feet. The tabular bodies are generally flat-lying or have a shallow easterly dip. Mineralization is typically from 50 to 200 feet thick and, in the South and Southeast zones, is exposed at or very near the surface. The top of the Hilton Creek zone is covered by 20 to 50 feet of alluvium. The majority of the mineralization discovered to date is located in the Hilton Creek zone.

Gold and silver mineralization is quite continuous throughout the zones and is well defined above a cut-off grade of 0.010 gold ounces per ton. Within the continuous zones of low-grade gold mineralization (above 0.010 gold ounces per ton) are numerous zones of higher grade mineralization above 0.050 gold ounces per ton, particularly in the Hilton Creek zone, which may relate to zones of enhanced structural preparation. Mineralized zones typically correlate with zones of more intense clay alteration or argillization and/or silicification.

Based on a third-party technical study completed February 20, 2003 by Mine Development Associates of Reno, Nevada, the Long Valley project contains approximately 68.3 million tons of mineralized material with an average grade of 0.018 ounces of gold per ton at a cut-off grade of 0.010 ounces of gold per ton.

The Corporation is planning a drilling and mineralized material review program in 2004 to potentially upgrade the quality of the mineralized material.

Paredones Amarillos

Paredones Amarillos is located 40 miles southeast of the city of La Paz, in the Mexican state of Baja California Sur. The project area covers over 13,784 acres.

The Corporation acquired 100% of the project on August 29, 2002 from Viceroy Resource Corporation ("Viceroy"). To acquire the project, the Corporation paid cash of Cdn $1.0 million and issued 303,030 equity units to Viceroy, and on August 29, 2003 the Corporation paid Viceroy the remaining Cdn $0.5 million due pursuant to the acquisition contract (see also Consolidated Financial Statements—Note 4).

The Paredones Amarillos project has been a significant exploration target since the 1980s. In 1997, Echo Bay Mines Ltd. ("EBM") completed a final feasibility study for an open pit mine on the project. As a result of the subsequent decline in gold prices, start-up was postponed. EBM holds a 2% net profits interest on certain concessions of the project, subject to a cap of $2 million. Additionally, Minera Tepmin, S.A. de C.V., holds a 1% net smelter returns royalty on two concessions. The Corporation intends to review the principal operating assumptions upon which the EBM study was based to identify opportunities to improve the economics of this project.

The project holds environmental authorizations for the purpose of the following: project development including access road, power line, telephone communications, and infrastructure to supply water; construction and operation of a tailings dam; disposal of tailings; construction of a mill; and installation of three pumping stations.

On December 30, 2003, Resource Development Inc. ("RDi") of Denver, Colorado, an independent engineering firm, completed a study commissioned by the Corporation to review metallurgical test work and the bankable feasibility study completed by EBM to evaluate whether a revised flow sheet could lead to a reduction in capital and/or operating costs. RDi reported that by changing the flow sheet from whole-ore leaching to gravity and production of a flotation concentrate with subsequent leaching of the flotation concentrate, a reduction in both capital and operating costs could be achieved. Cash operating costs are forecast at $196 per gold ounce, down 13% from the previous EBM study and total costs are estimated at $279 per gold ounce, a reduction of 11% from EBM's previous work.

The Corporation plans to commission a metallurgical test program in 2004 to confirm the viability of the revised process flow sheet, and also plans to study the mining portion of EBM's final feasibility study to determine if estimated costs can be lowered further through optimization of EBM's mine design and operating parameters.

Geology

General geology consists of diorite roof pendants intruded by a granodiorite batholith with local low and high-angle fault zones. A north-east striking, south-east dipping low-angle fault zone is the main host of gold mineralization at Paredones Amarillos. Movement along this structure has been characterized as reverse, resulting from compression. Secondary, high-angle faulting is thought to control the higher-grade mineralization at the project.

The known gold mineralized material occupies an inverted U-shaped block with an approximate strike length of 3,600 feet east-west, a width of approximately 1,000 feet north-south, and a thickness of approximately 100 feet. The apex of the "U" is near the center of EBM's proposed pit with the legs forming the east and west pit lobes.

Based on a third-party technical study completed by Snowden Mining Industry Consultants of Vancouver, British Columbia on August 20, 2002, the Paredones Amarillos project contains approximately 61.4 million tons of mineralized material with an average grade of 0.031 ounces of gold per ton at a cut-off grade of 0.015 ounces of gold per ton.

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

On December 11, 2003, the Corporation reached an agreement to sell the Amayapampa project to Luzon Minerals Ltd. ("Luzon") of Vancouver, British Columbia, Canada. Completion of the transaction is subject to the receipt of all regulatory and other approvals, and completion of due diligence satisfactory to Luzon by June 1, 2004. During this due diligence period, Luzon has agreed to update the feasibility study, complete a technical report in compliance with Canadian National Instrument 43-101, and seek the required financing for the project. Luzon issued the Corporation 50,000 common shares at the start of the due-diligence process, and during the due diligence period, Luzon will pay the Corporation $10,000 per month for the first four months, then $15,000 per month for the fifth and sixth months. At completion of the due diligence period, provided Luzon elects to proceed, Luzon will pay the Corporation $930,000 and issue the Corporation 2,000,000 common shares. At the earlier of start of construction or January 1, 2006 Luzon will pay the Corporation $4,000,000 or at the Corporation's election, a combination of shares and cash based on Luzon's share price, not to exceed 5,200,000 shares or $4,000,000 cash. Luzon will grant the Corporation a 3% net smelter returns royalty where the price of gold is less than $450 per ounce of gold and a 4% net smelter returns royalty where the price of gold is $450 per ounce of gold or more.

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

The mineralized envelope is best described as a structural zone, in which quartz veins were emplaced along a preferential fracture direction.

Most faults, shears and fractures are north-northeast to north-northwest trending and steeply dipping, both east and west, at 60 to 90 degrees. Quartz veins predominantly dip east. Locally, within the zone of mineralization, flat, thrust-like faults are present, which have offset quartz veins to a minor extent. These flat faults, commonly west-dipping at 40 to 45 degrees, can not generally be mapped outside of the main structural zone that hosts the gold mineralization. A west dipping, 45-degree fault projects into the pit on the northeast side of the deposit and was intersected by two vertical, geotechnical core holes. The base of mineralization may also be slightly offset by a similar west-dipping, 45-degree fault.

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

In 2000, an update and additional optimization study were completed on a feasibility study originally completed in 1997. Based on a technical study completed by Mine Reserve Associates, Inc., an independent consultant, total mineralized material is 14.2 million tons with an average grade of 0.047 ounces of gold per ton. Included in this mineralization are proven and probable reserves of 10.2 million tons grading 0.051 ounces per ton, containing 526,000 ounces of gold. The reserve calculation is based on a gold price of $300 per ounce. Reserves include extraction dilution of 5% of the tons and 1% of the total ounces. Extraction dilution does not result in any losses of recoverable gold.

Hasbrouck

The Hasbrouck property is located in southwestern Nevada about 5 miles south-southwest of the town of Tonopah in Esmeralda County, Nevada, adjacent to U.S. Highway 95 and approximately half-way between Reno and Las Vegas. The property consists of 22 patented lode mining claims and 61 unpatented lode claims that cover an area of approximately 1,300 acres.

On May 23, 2003, the Corporation executed a purchase agreement with Newmont Capital Limited ("Newmont Capital"), a subsidiary of Newmont Mining Corporation, which includes both the Hasbrouck property and the Three Hills property, which lies approximately 4.5 miles to the north-northwest. Terms of the purchase include a $50,000 cash payment on signing and $200,000 or, at the Corporation's discretion, the equivalent in the Corporation's Common Shares one year after signing. The value of the Common Shares will be based on the average AMEX closing price of the Common Shares over the ten-trading-day period ending one day before the first anniversary of the agreement. Newmont Capital, at its option, would retain either: (a) a 2% net smelter returns royalty in each project together with the right to a $500,000 cash payment at the start of commercial production at either project and a further $500,000 cash payment if, after the start of commercial production, the gold price averages $400 per ounce or more for any three-month period; or (b) the right to acquire 51% of either or both projects. The latter right would be exercisable only after the later of four years or the time when the Corporation has incurred aggregate expenditures of $1.0 million to acquire, explore and hold the projects and would include Newmont Capital paying the Corporation cash equaling 200% of the expenditures made by the Corporation on the related property. In this event, Newmont Capital would become operator of a joint venture with the Corporation, and both parties would fund the project through to a production decision. The Corporation's contribution to the joint venture during this period is capped at $5.0 million, $3.0 million of which Newmont Capital would finance for the Corporation and recover, with interest, exclusively from related project cash flows. The Corporation would also grant Newmont a right of first offer with respect to subsequent sale of the projects by the Corporation. An additional 1.5% net smelter royalty on the Hasbrouck property is held by a private party.

Geology

The property is located on Hasbrouck Mountain, which is thought to lie along the western edge of a caldera. The mountain is underlain by gently dipping ash-flow, air-fall and waterlain tuffs and volcaniclastic sediments of the Miocene Siebert Formation. Several occurrences of chalcedonic sinter deposits occur near the summit of the mountain. Gold and silver mineralization in the Hasbrouck deposit appears to have formed relatively close to the paleo-surface in an epithermal, hot spring environment. The mineralization is concentrated in the Siebert Formation, in units stratigraphically below the chalcedonic sinter deposits that are exposed near the top of Hasbrouck Mountain. Two zones of mineralization are presently defined. The "Main" zone includes the bulk of mineralization at Hasbrouck, while the small "South Adit" zone lies 700 to 1000 feet to the south of the "Main" zone.

A third-party technical study was completed for the Corporation by Mine Development Associates of Reno, Nevada on August 29, 2003. The Hasbrouck study was developed using data from 54,339 feet of drilling, principally comprised of 105 reverse circulation holes totaling 44,400 feet and 22 rotary drill holes totaling 8,980 feet. The drilling database was compiled from work performed by FMC Gold Co., Cordex Syndicate and Franco Nevada Inc. between 1974 and 1988. Based on this study, mineralized material above a cut-off of 0.010 ounces of gold per ton is 20.3 million tons with an average grade of 0.023 ounces of gold per ton and 0.32 ounces of silver per ton.

Three Hills

Three Hills is located in southwestern Nevada about 1 mile west of the town of Tonopah in Esmeralda County, Nevada, and about 4.5 miles northwest of the Hasbrouck property described above. Three Hills consists of 15 unpatented lode claims totaling approximately 201 acres.

On May 23, 2003, the Corporation executed a purchase agreement with Newmont Capital Limited, a subsidiary of Newmont Mining Corporation, which included both the Hasbrouck property and the Three Hills property. The terms of this agreement are detailed under the Hasbrouck description above.

Geology

Three Hills is located in the Walker Lane structural domain of the Basin and Range physiographic province. It is in an area of structural disruption resulting from a series of orogenic events occurring in Paleozoic, Mesozoic and Cenozoic times. Basin and Range high-angle normal faults control the mineralization at Three Hills, where they cut the Siebert Formation. Gold mineralization occurs in a zone of pervasive silicification and in the Siebert Formation and the upper 10 to 30 feet of the Fraction Tuff. The contact between these two units contains consistently higher grades of gold and is more commonly argillized than silicified.

Mine Development Associates of Reno, Nevada, completed a third-party technical study for the Corporation on August 29, 2003. The Three Hills study included data from 62,874 feet of drilling, comprised of 183 reverse circulation holes totaling 54,657 feet, 45 air-track and rotary holes totaling 6,320 feet and 9 diamond drill holes totaling 1,897 feet. The drilling was completed by Echo Bay Mines Ltd., Eastfield Resources, Saga Exploration and Cordex Syndicate between 1974 and 1996. Based on this study, mineralized material above a cut-off of 0.010 ounces of gold per ton is 5.7 million tons with an average grade of 0.023 ounces of gold per ton.

Guadalupe de los Reyes

Guadalupe de los Reyes is located in the western foothills of the Sierra Madre Occidental mountain range, approximately 68 miles by air (124 miles by road) north of the coastal city of Mazatlán, and 19 miles by road southeast of the town of Cosalá in Sinaloa State, Mexico. The mineral concessions include two titled concessions for exploitation and three titled concessions for exploration, all covering about 1,475 acres.

On August 1, 2003, the Corporation executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. During a due diligence period leading up to the signing of the purchase agreement, the Corporation made payments to the owner, Sr. Enrique

Gaitan Maumejean, totaling $100,000, and upon exercising its option to complete the purchase, paid an additional $300,000. On August 1, 2004, the Corporation will pay a further $500,000 in cash or Common Shares at the discretion of the Corporation. An additional $500,000 in cash will be paid by way of $100,000 payments on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. A 2% net smelter returns royalty will be paid to the previous owner and may be acquired by the Corporation at any time for $1.0 million. The Corporation retains the right to terminate the agreement at any time.

Geology

Guadalupe de los Reyes occurs in a late Cretaceous–to Tertiary-age volcanic sequence of rocks. Gold and silver mineralization has been found along a series of northwesterly and west-northwesterly trending structural zones. Mineralization in these zones is typical of low sulfidation epithermal systems. Eight main target areas have been identified along three major structural zones. Several of these targets have bulk tonnage potential which may be amenable to open-pit mining, including the El Zapote, San Miguel, Guadalupe Mine, Tahonitas, and Noche Buena zones. The El Zapote target occurs in the Mariposa-El Zapote-Tahonitas structural zone on the western side of the project area and has been mapped for a distance of 2 miles. The El Zapote deposit is one of three deposits found along this structural zone, with the inactive underground Mariposa Mine 0.6 miles to the northwest and the Tahonitas prospect 0.3 miles to the southeast. The Guadalupe zone occurs as the northwest extension of the mineralized structures that were developed by underground mining along approximately 3,280 feet of the veins and to some 1,300 feet deep. The Guadalupe zone is found in the northeast portion of the area and has produced the majority of precious metals within the district. The San Miguel and Noche Buena zones are enclosed by the same northwestern trending structure in between the El Zapote-Mariposa and the Guadalupe structures.

A third-party technical study was performed for the Corporation and reported on July 17, 2003 by Pincock, Allen & Holt, of Denver, Colorado, using assay data from 381 reverse circulation drill holes totaling 118,633 feet. The drilling was performed by Northern Crown Mines Limited from 1993 to 1997. Based on this study, mineralized material above a cutoff grade of 0.016 ounces of gold per ton is 7.0 million tons averaging 0.040 ounces of gold per ton and 0.67 ounces of silver per ton.

Wildcat

Wildcat is located about 35 miles northwest of Lovelock and 26 miles south of the Corporation's Hycroft mine in Pershing County, Nevada. The project consists of 74 unpatented claims and 4 patented claims.

During September and October 2003, the Corporation concluded due diligence reviews and executed formal purchase agreements to acquire the Wildcat project and the associated exploration data in three separate transactions. On September 23, 2003, the Corporation purchased 71 unpatented mining claims from Monex Exploration, a partnership, for $200,000 on signing and $300,000 on or before August 15, 2004. On commencement of commercial production, the Corporation will make a one-time production payment in the amount of $500,000. Under the terms of the agreement, the Corporation has the right to terminate the agreement at any time prior to the August 15, 2004 payment without penalty. Thirteen of the claims are subject to an underlying 0.4% net smelter returns royalty, and the remaining 58 claims are subject to an underlying 1% net smelter returns royalty.

On October 12, 2003, the Corporation purchased a 100% interest in the Vernal unpatented mining claim from David C. Mough and Jody Ahlquist Mough for $50,000 on signing and $50,000 on or before October 12, 2004, for a total consideration of $100,000. Under the terms of the agreement, the Corporation has the right to terminate the agreement at any time prior to the second payment without penalty.

On October 28, 2003, the Corporation purchased four patented mining claims and exploration data from Sagebrush Exploration, Inc. ("Sagebrush") for 50,000 Common Shares of the Corporation issued and delivered to Sagebrush upon the closing of the transaction. The 4 patented claims are subject to an underlying net smelter returns royalty of 1% for gold production between 500,000 and 1,000,000 ounces, increasing to 2% on production in excess of 1,000,000 ounces.

Geology

Wildcat lies in the Seven Troughs Range which is underlain by Triassic and Jurassic sedimentary rocks and has been intruded by Cretaceous granodiorite. Volcanic domes and plugs of rhyolite, quartz latite, trachyte, and andesite have been emplaced by Tertiary volcanism. Tertiary flows of pyroclastic debris, and vitrophyres of rhyolite, quartz latite, trachyte, and andesite composition blanket much of the area. The property contains structurally controlled epithermal gold and silver mineralization identified in four areas: Hero/Tag, Main, Northeast and Knob 32. The four areas have generally similar geology and mineralization with precious metals mineralization spatially associated with the contact between granodiorite and overlying tuff. Gold mineralization occurs with low-temperature silica, chalcedony and pyrite. The Main, Northeast, and Knob 32 deposits appear to be part of the Hero/Tag deposit, though structurally displaced.

The principal low-grade zone that essentially encompassed all the mineralization is tabular and dips gently to the southeast. There appear to be two main styles of mineralization based on mapping, sampling, and statistics. There is a broad, low-grade zone surrounding higher-grade material. The principal host is the tuff in which the low-grade precious metal mineralization is represented by pervasive and intense silicification. The underlying granodiorite also contains a low-grade disseminated style of mineralization with higher grade silicified breccias occurring generally as stockwork within it. Generally, the granodiorite has higher grade and is not silicified. Any silicification is restricted to adjacent veins and veinlets, occasionally being discrete veins as were exploited historically, but also resulting in a large-tonnage stockwork. All of the tuff was altered by epithermal solutions; however, much of the granodiorite is unaltered. High-grade material includes multi-episodic chalcedonic silica veins and breccias.

On November 11, 2003, Mine Development Associates of Reno, Nevada completed a third-party technical study for the Corporation. Using data from one underground channel sample, 245 reverse circulation drill holes and 11 diamond drill holes totaling 95,466 feet, mineralized material above a cut-off grade of 0.010 ounces of gold per ton was estimated at 38.1 million tons grading 0.018 ounces of gold per ton and 0.16 ounces of silver per ton.

Yellow Pine

The Yellow Pine gold project, consisting of 17 patented mining claims and covering about 304 acres, is located in central Idaho, 60 miles east of McCall in Valley County.

On November 7, 2003, the Corporation, through Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of the Corporation, entered into an Option to Purchase Agreement with Bradley Mining Company for a nine year option to purchase 100% of Yellow Pine for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement and the agreement calls for Idaho Gold to make nine yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1,000,000. If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1,000,000. Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the claims are subject to an underlying 5% net smelter returns royalty.

Geology

The Yellow Pine Mining District is located within the Cretaceous age Idaho Batholith, near its eastern border and adjacent to the Meadow Creek fault zone. The gold deposits of the Yellow Pine district are hosted primarily in the quartz monzonites of the Idaho batholith and within the major shear and fault zones that transect the district. Ore deposits also occur in the metasediments of a large roof pendant within the granitic rocks. Historic mining of the Yellow Pine and the Homestake open pits on the Yellow Pine property has depleted the oxide gold mineralization, but significant sulfide gold mineralization remains unmined.

Gold and antimony occur principally in veinlets, stockworks, fissure-fillings, and massive lenses. Gold appears to be associated with pyrite and arsenopyrite whereas silver is associated with antimony. The primary gold mineralization occurs within a zone of stockwork sulfide veinlets also containing stibnite, pyrite and arsenopyrite. The principal antimony mineral is stibnite. Tungsten occurs in the mineral scheelite. Deposits are characterized by argillic and sericitic alteration with some silicification.

The Meadow Creek fault and its subsidiary structures trend north and northeast across the district and are a major controlling factor on the regional mineralization. The Yellow Pine mine, the largest mineralized area, is located in the Meadow Creek fault hanging wall, where the fault strike changes from northerly to northeasterly and a zone of stockwork sulfide veining occurs. The mineralized zone is about 2,000 feet long by 700 feet wide with a vertical extent of up to about 1,000 feet. It is cone shaped with the narrower, bottom area of the cone indicating possible continuity of the mineralization at depth both down dip along the hanging wall of the Meadow Creek fault and to the northwest.

The Homestake area appears as a continuation to the northeast of the Yellow Pine zone. The two zones have some similarities as well as differences. The Homestake sulfide zone is also directly associated with the Meadow Creek fault. It appears however to have a somewhat different structural style from the Yellow Pine area. The mineralized zone is about 1,500 feet long by 600 feet wide and up to 350 feet vertically. It has an overall tabular shape with a true width of about 100 to 200 feet. Drill hole information indicates that the mineralization at Homestake is encountered in both the hanging wall of the Meadow Creek fault zone as well as the footwall. Gold grades tend to be quite a bit lower than at the Yellow Pine area. The Yellow Pine and Homestake sulfide zones may be interconnected.

Pincock, Allen & Holt, of Denver, Colorado, completed a third-party technical study for the Corporation on November 17, 2003. At an assay database for 538 drill holes totaling 120,922 feet of drilling was used to estimate mineralized material in the Yellow Pine and Homestake sulfide zones using a cutoff grade of 0.025 ounces of gold per ton. Mineralized material is estimated at 33.8 million tons averaging 0.066 ounces of gold per ton.

ITEM 3.    LEGAL PROCEEDINGS.

Except as described below, the Corporation is not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which is, or would be, likely to have a material adverse effect upon the Corporation or its operations, taken as a whole.

Estanislao Radic

In April 1998, a legal dispute was initiated in Bolivia by a Mr. Estanislao Radic ("Radic") who brought legal proceedings in the lower penal court against Mr. Raul Garafulic ("Garafulic") and the Corporation, questioning the validity of the Garafulic's ownership of the Amayapampa property. Further information is contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. The Corporation does not anticipate that this dispute will result in any material adverse impact on the Corporation or the value of its holdings in Bolivia; however, in the interest of full disclosure, this matter is reported herein.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, by Vista Gold during the quarter ended December 31, 2003.

EXECUTIVE OFFICER OF THE CORPORATION

As of March 17, 2004, the Corporation had one executive officer, namely Ronald J. McGregor, President and Chief Executive Officer. Information as to Mr. McGregor is set forth below.

Name, Position and Age	Held Office Since	Business Experience During Past Five Years
Ronald J. McGregor President, Chief Executive Officer and Director Age—56	September 8, 2000	President and Chief Executive Officer of Vista Gold from September 8, 2000 to present; Vice President Development and Operations for Vista Gold from July 1, 1996 to September 8, 2000.

The above executive officer has not entered into any arrangement or understanding with any other person pursuant to which he was or is to be appointed or elected as an executive officer of Vista Gold or a nominee of any other person.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	American Stock Exchange (US$)		The Toronto Stock Exchange (Cdn$)
	High	Low	High	Low
2002 1st quarter	2.60	1.20	3.80	2.00
2nd quarter	10.40	1.80	15.60	2.80
3rd quarter	6.20	2.51	9.63	3.71
4th quarter	4.10	2.40	6.40	3.72
2003 1st quarter	5.70	2.80	9.25	4.27
2nd quarter	3.74	2.96	5.20	4.16
3rd quarter	4.62	3.00	6.37	4.20
4th quarter	5.27	3.55	6.99	4.78

On March 17, 2004, the last reported sale price of the Common Shares of Vista Gold on the American Stock Exchange was $5.22 and on the Toronto Stock Exchange was Cdn $6.95. As at March 17, 2004, there were 14,755,078 Common Shares issued and outstanding, and the Corporation had 792 registered shareholders of record.

Dividends

The Corporation has never paid dividends. While any future dividends will be determined by the directors of the Corporation after consideration of the earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with the ongoing acquisition, exploration and development programs of the Corporation.

Equity Compensation Plan Information

The information in the table below is as of December 31, 2003. See also the Consolidated Financial Statements—Note 10.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights $ Cdn (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	735,125	$3.80	264,875
Total	735,125	$3.80	264,875

Under the current terms of the Corporation's Stock Option Plan, a maximum of 1,000,000 Common Shares may be issued.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of Vista Gold, other than a Canadian withholding tax. See "—Certain Canadian Income Tax Considerations for U.S. Residents," below.

Certain Canadian Income Tax Considerations for U.S. Residents

The following is a general summary of certain Canadian federal income tax consequences of the ownership and disposition of Common Shares generally applicable to holders of Common Shares who (i) are residents of the United States for the purposes of the Canada-United States Income Tax Convention (1980), as amended (the "Convention"), (ii) are not resident in Canada for the purposes of the Canadian Tax Act (as defined below), (iii) hold their common shares as capital property, (iv) deal at arm's length with the Corporation, and (v) do not use or hold, and are not deemed to use or hold, their common shares in a business carried on in Canada. In this summary, these holders of Common Shares are referred to as U.S. Residents.

It is the CCRA's published policy that certain entities (including certain limited liability companies) that are treated as being fiscally transparent for United States federal income tax purposes will not qualify as residents of the United States under the provisions of the Convention.

This summary is based upon the current provisions of the Income Tax Act (Canada) and the regulations enacted thereunder (collectively referred to as the Canadian Tax Act) and the Convention as in effect on the date hereof as well as a current understanding of the current published administrative and assessing policies of the Canada Customs and Revenue Agency (the "CCRA"). This summary is not exhaustive of all possible Canadian federal income tax consequences and does not take into account provincial, territorial or foreign income tax considerations, nor does it take into account or anticipate any changes in law, whether by judicial, governmental or legislative decision or action except the specific proposals (the "Tax Proposals") to amend the Canadian Tax Act publicly announced by or on behalf of the Minister of Finance (Canada) before the date hereof. No assurance can be given that the Tax Proposals will be enacted into law in the manner proposed, or at all.

  This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice to any holder or prospective holder of Common Shares and no representations are made with respect to the Canadian federal income tax consequences to any particular holder or prospective holder of Common Shares. Accordingly, holders or prospective holders of Common Shares should consult their own tax advisors for advice with respect to their particular circumstances. The discussion below is qualified accordingly.

Disposition of Common Shares

A U.S. Resident will not be subject to tax under the Income Tax Act (Canada) (the "Canadian Tax Act") in respect of any capital gain realized by such U.S. Resident on a disposition of Common Shares unless the Common Shares constitute "taxable Canadian property" (as defined in the Canadian Tax Act) of the U.S. Resident at the time of disposition. As long as the Common Shares are listed on a prescribed stock exchange (which currently includes the Toronto Stock Exchange and American Stock Exchange), the Common Shares generally will not constitute taxable Canadian property of a U.S. Resident unless, at any time during the 60-month period immediately preceding the disposition, the U.S. Resident, persons with whom the U.S. Resident did not deal at arm's length, or the U.S. Resident together with all such persons, owned or was considered to own 25% of more of the issued shares of any class or series of shares of the capital stock of the Corporation.

If the Common Shares are taxable Canadian property to a U.S. Resident at the time of disposition, any capital gain realized on the disposition of such Common Shares will, according to the Convention,

generally not be subject to Canadian federal income tax unless the value of the shares of the Corporation at the time of the disposition is derived principally from "real estate situated in Canada" within the meaning set out in the Convention. A U.S. Resident whose Common Shares are taxable Canadian property should consult their own advisors.

Taxation of Dividends on Common Shares

Under the Canadian Tax Act, dividends on common shares paid or credited, or deemed to be paid or credited, to a U.S. Resident will be subject to Canadian withholding tax at a rate of 25% (subject to reduction under the provisions of the Convention) of the gross amount of the dividends. Currently, under the Convention, the rate of Canadian withholding tax applicable to dividends paid or credited to a U.S. Resident is: (i) 5% of the gross amount of the dividends if the beneficial owner of the dividends is a company that is a resident of United States which owns at least 10% of the Corporation's voting stock, or (ii) 15% of the gross amount of the dividends if the beneficial owner of such dividends is any other resident of the United States. In addition, under the Convention, dividends may be exempt from Canadian non-resident withholding tax if paid to certain U.S. Residents that are qualifying religious, scientific, literary, educational or charitable tax-exempt organizations and qualifying trusts, companies, organizations or arrangements operated exclusively to administer or provide pension, retirement or employee benefits that are exempt from tax in the United States and that have complied with specific administrative procedures.

ITEM 6.    SELECTED FINANCIAL DATA.

The selected financial data in the table below have been selected in part, from the consolidated financial statements of the Corporation, which have been prepared in accordance with accounting principles generally accepted in Canada. The selected financial data should be read in conjunction with those financial statements and the notes thereto.

	Years ended December 31
	2003	2002	2001	2000	1999
	(U.S. $ 000's, except loss per share)
Results of operations
Gold revenues	$—	$—	$890	$3,757	$19,496
Net loss before write-downs	2,745	2,775	3,275	2,283	11,481
Net loss	2,745	2,775	3,275	13,209	27,700
Basic and diluted loss per share (restated for years prior to 2002, see Consolidated Financial Statements—Note 8)	0.22	0.41	0.72	2.91	6.11
Financial position
Working capital	$6,077	$3,507	$(199)	$106	$2,972
Total assets	26,280	20,688	13,889	17,232	33,429
Long-term debt and non-current liabilities	4,169	4,665	3,134	3,345	5,229
Shareholders' equity	21,703	15,425	9,401	12,673	25,889

Had the consolidated financial statements of the Corporation been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would have been reported as follows (see also Note 18 of the Consolidated Financial Statements).

	Years ended December 31
	2003	2002	2001	2000	1999
	(U.S. $ 000's, except loss per share)
Results of operations
Gold revenues	$—	$—	$971	$3,526	$19,496
Net loss before write-downs	3,380	5,773	3,194	20,978	13,716
Net loss	3,380	5,773	3,194	20,978	13,716
Basic and diluted loss per share (restated for years prior to 2002, see Consolidated Financial Statements—Note 8)	0.26	0.85	0.70	4.63	3.02
Financial position
Working capital	$6,307	$3,507	$(229)	$(125)	$2,972
Total assets	18,086	12,814	6,102	9,364	33,330
Long-term debt and non-current liabilities	4,169	4,665	3,134	3,345	5,229
Shareholders' equity	13,509	7,551	1,614	4,808	25,786

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2003 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference to Note 18 to the consolidated financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Overview

Vista Gold is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects with the aim of adding value to the projects. The Corporation's approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the mineralized material. In addition, the Corporation looks for opportunities to improve the value of its gold projects through exploration drilling or introducing technological innovations. The Corporation expects that emphasis on gold project acquisition and improvement will continue in the future.

The Corporation currently owns or controls eleven gold properties: the Maverick Springs, Mountain View, Hasbrouck, Three Hills and Wildcat projects and the Hycroft mine, all in Nevada; the Long Valley project in east central California; the Yellow Pine project in Idaho; the Paredones Amarillos and the Guadalupe de los Reyes projects in Mexico; and the Amayapampa project in Bolivia. The Corporation also owns several exploration claims in Canada and approximately 25% of the shares of Zamora Gold Corp., a company exploring for gold in Ecuador.

The Corporation's significant activities during 2003 include the Corporation acquiring interests in six gold properties through purchases or option to purchase agreements; posting letters of credit for $1.7 million with the U.S. Bureau of Land Management, Nevada State Office, to cover increases in the reclamation bonding at the Hycroft mine for revised reclamation costs; and completion of a drilling program for the

Maverick Springs project in October 2003 indicating further expansion of gold-silver mineralization. In December 2003, the Corporation, through its HRDI subsidiary, signed a letter of intent to provide a new bond package for the Hycroft mine to include an insurance component and cover all existing reclamation liability at the Hycroft mine. In February 2003, a private placement for $3.4 million was completed with shareholder approval, providing net proceeds of $2.9 million. An option agreement to sell the Amayapampa gold project was entered into in December 2003 with a due diligence period expiring on June 1, 2004.

Outlook

Gold prices started 2003 at $344 per ounce and finished the year at $416 per ounce. Management believes that this trend will continue for several years to come and as a result, the properties that are owned and controlled by the Corporation which contain mineralized material could gain in value. However, there is no assurance that gold prices will continue to rise (see "Part I—Item 1, Business—Risk Factors—The price of gold is subject to fluctuations...".).

At the end of 2002, the Corporation owned or controlled five properties containing mineralized material. At the end of 2003, six new properties had been added through the use of funds raised through private placements and the exercise of warrants. The Corporation expects that emphasis on gold project acquisition will continue in the future. In addition, through exploration drilling and engineering studies, management believes that additional value can be added to most of the projects by advancing them closer to a production decision.

The Corporation does not currently generate operating cash flows. Subject to sustained gold prices, management expects to generate revenues and cash flows in the future. The Corporation may generate revenues and cash flows from its portfolio of gold projects by several means, including but not limited to options or leases to third parties, joint venture arrangements with other gold producers, outright sales for cash and/or royalties, or project development and operation.

The Corporation's working capital of $6.1 million at December 31, 2003, is not sufficient to cover the total 2004 cash requirements of $8.8 million which includes the $6.6 million for bond payments for Hycroft and $2.2 million for general operations, exploration activities and land holding costs. This raises substantial doubt with respect to the Corporation's ability to continue as a going concern. Subsequent to year end 2003, warrants have been exercised which reduced the expected shortfall, and there are still outstanding warrants that, if exercised, would provide proceeds aggregating approximately $10.4 million for the Corporation. There are, however, no assurances that the balance of the warrants will be exercised during 2004 and the Corporation may find it necessary to raise additional funds through private placements. While the Corporation has been successful in raising money by private placements in the past, there are no guarantees that the Corporation will be successful in the future. Management believes, however, that absent sufficient funding through warrant exercises or a private placement, sale or joint venture of one or more of the Corporation's current projects will generate sufficient revenue to cover any shortfall in 2004.

With respect to the Corporation's current property holdings, aggregate expenditures for purchase installments, to maintain options and conduct exploration activities are currently anticipated to be approximately $527,600 in 2005 and $627,600 in 2006. At present, the Corporation would anticipate raising funds to meet these long-term obligations through equity private placements, or joint venture efforts or sale of properties currently controlled. In subsequent years, the Corporation anticipates that it will need to raise additional capital to meet property purchase installment obligations and scheduled payments on those properties that the Corporation decides to retain under option. Further, additional capital would be necessary to acquire properties and conduct exploration drilling and re-engineering studies on current and newly acquired properties. However, there can be no assurance that the Corporation will be successful in efforts to raise additional capital.

Results from Operations

Summary

The Corporation's 2003 consolidated net loss was $2.7 million or $0.22 per share compared to the 2002 consolidated net loss of $2.8 million or $0.41 per share for a net decrease of $0.1 million. The improvement of $0.1 million in 2003 includes a 2002 non-recurring charge of $1.0 million for a reclamation obligation increase; offset by increased holding costs at the Hycroft mine of $0.3 million; increased holding costs at the Amayapampa property of $0.1 million; increased general and administrative costs of $0.2 million; increased investor relations costs of $0.2 million; and increased depreciation of $0.1 million.

As compared to a consolidated net loss of $3.3 million or $0.72 per share in 2001, the 2002 consolidated net loss decreased by $0.5 million. The improvement in 2002 is a result of reduced holding costs at the Hycroft mine of $0.6 million; lower depreciation and amortization costs of $0.2 million; and a 2001 non-recurring charge of $0.8 million for settlement of a lawsuit, net of related $0.2 million cost recoveries in 2002; offset by a $1.0 million expense to increase the provision for reclamation at Hycroft; and a $0.1 million increase in general and administrative expenses.

Gold production and revenue

The Hycroft mine is on care and maintenance. Mining activities were suspended at Hycroft in 1998 and, as expected, gold production has declined steadily since that time. Currently, solution is being circulated over the heap leach pads to enhance evaporation and extract gold through carbon stripping processes. The extracted gold is then refined and sold. Effective at the beginning of fiscal 2002, gold production was considered incidental to the activities at the Hycroft mine and reporting the associated sales proceeds as revenue was no longer warranted. Accordingly, gold sales proceeds of approximately $0.3 million in 2003 and $0.6 million in 2002 have been accounted for as an offset to exploration, property evaluation and holding costs. Gold revenues in 2003 and 2002 therefore were nil, compared to $0.9 million in 2001. The 2001 gold revenues were a result of 3,232 ounces of gold production.

As discussed above, effective at the beginning of fiscal 2002, gold production was considered incidental to the activities at the Hycroft mine. Accordingly, gold production costs, which are offset by proceeds received from gold sales of $0.3 million in 2003 and $0.6 million in 2002, are no longer recorded as production costs, but are accounted for as exploration, property evaluation and holding costs. Recorded 2003 and 2002 production costs are therefore nil.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased approximately $0.4 million from $0.6 million in 2002 to $1.0 million in 2003. The increase in net holding costs for the Hycroft mine of approximately $0.3 million primarily contributes to the overall increase noted. Actual holding costs for the Hycroft mine did not in fact increase from the prior year, but rather, gold recovery from the heap leach pads decreased from 2002 resulting in the net increase in costs.

Holding costs for the Amayapampa project increased during 2003 by approximately $0.1 million with the addition of legal, accounting and land services not provided in 2002, as well as the absence of offsetting royalties collected in 2002 from the sale of the Capa Circa mine occurring in 2000. The sale agreement for Capa Circa calls for a continued royalty payment which is not being honored by new management at the mine. The Corporation is taking the necessary steps to try and rectify this situation.

Corporate administration and investor relations

Corporate administrative and investor relations costs were $1.6 million in 2003 compared to $1.2 million in 2002, representing an increase of $0.4 million. This increase is the result of a more comprehensive investor relations program, the cost of which increased $0.2 million from 2002, and a $0.2 million increase in general expenses and payroll costs with the addition of personnel and the use of consultants during the year. Management believes these additional personnel and consultants played a significant role in the acquisition of properties that occurred in 2003.

Corporate administration and investor relations costs were $1.23 million in 2002, slightly higher than the $1.16 million in 2001. The increase reflects new investor relations and business development programs, consistent with the increased level of gold project acquisition and private placement financings in 2002.

Depreciation, depletion and amortization

Depreciation, depletion and amortization increased in 2003 by approximately $0.1 million to $0.2 million in 2003 from $0.1 million in 2002. This increase is primarily the result of plant and equipment at the Hycroft mine being depreciated in 2003 over the full year where depreciation was not calculated as a result of write-downs to salvage value in prior years.

Depreciation, depletion and amortization costs at Hycroft were $0.1 million in 2002 compared to $0.3 million in 2001. This decrease is because a significant portion of the Hycroft property, plant and equipment has been sold and a substantial portion of the remaining equipment has been fully depreciated.

Other Income and Expenses

Provisions for reclamation and mine closure costs

During 2003, the Corporation increased its accrued mine closure costs by $14,000 for employee severance accruals. With consideration given to this increase, the accrued reclamation obligation and mine closure costs at year-end 2003 was $4.17 million as compared to $4.16 million in 2002.

As previously noted, the Corporation has adopted the new accounting standard for asset retirement obligations, CICA 3130. Management regularly reviews the fair value of reclamation obligation estimates where any increase in the fair value of the estimate will be recorded in the period in which the increase is incurred. The application of this standard did not result in an increase in the reclamation obligations during the year 2003.

Consistent with the U.S. Bureau of Land Management, Nevada State Office mandated procedures in 2002, the Corporation commissioned a third-party comprehensive review of the estimated reclamation costs at the Hycroft mine. Based on this review, the Corporation increased its accrued reclamation obligation by $1.04 million in 2002 to $4.16 million from $3.12 million. No such adjustments were made in 2001.

Provision for settlement and cost recoveries related to USF&G lawsuit

In 2001, the Corporation recorded a non-recurring provision of $0.8 million for the settlement of the USF&G lawsuit. Subsequently, the Corporation settled the lawsuit for approximately $20,000 less than provisioned. Further related to the settlement, the Corporation received marketable securities valued at approximately $220,000 million at the time of receipt.

There were no similar provisions or recoveries in 2003 or 2002.

Stock-based compensation

During 2003, the Corporation granted 10,000 stock options to non-employees valued at $28,941 compared to 20,000 options granted to non-employees in 2002 valued at $24,602. The Corporation valued the granted options in both 2003 and 2002 using the Black-Scholes model. The Corporation did not grant stock options to non-employees during 2001.

Gain on disposal of marketable securities

Gain on disposal of marketable securities increased in 2003 as $149,000 in gains were realized in 2003 compared to no realized gain during the same period in 2002. No gains were realized in 2001, either.

In 2002, the Corporation received 628,931 common shares of Golden Phoenix Minerals, Inc. ("GPMI") in consideration for benefits GPMI received as a direct result of the Corporation's facilitation of the USF&G settlement noted above. These shares had a fair-market value of $220,000 when received. An $84,000 write-down to fair value was made to reflect an estimated $136,000 fair-market value of the GPMI shares at December 31, 2002.

In March of 2003, a $33,000 write-down to fair-market value was made to reflect an estimated $103,000 fair-market value of the GPMI shares. During the remainder of 2003, the Corporation liquidated the 628,931 shares of GPMI resulting in a gain of $92,000.

Additionally, the Corporation obtained 385,000 common shares of Esperanza Minerals ("Esperanza") valued at $39,755 in February 2003. As of December 31, 2003, the Corporation held 300,000 of the Esperanza shares with a book value of $31,000. A gain of $57,000 on the sale of 85,000 Esperanza shares was realized in 2003.

In aggregate, the Corporation realized gains on the sale of marketable securities during 2003 of $149,000. No similar gains were realized in 2002 or 2001.

At December 31, 2003, the Corporation held marketable securities available for sale with a book value of $31,000. The Corporation purchased the securities for investing purposes with the intent to hold the securities until such time that it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, the Corporation monitors the market status of the securities consistently in order to mitigate the risk of loss on the investment.

Gain on disposal of assets

No net gains or losses on the disposal of assets were recorded in 2003 as compared to a net gain of $83,000 in 2002. Net gains from disposals of assets in 2002 included a gain of $53,000 from the disposal of Canadian exploration claims and gains from sales of Hycroft equipment totaling $30,000.

Net gains on disposal of assets for 2002 totaled $0.83 million compared to net gains of $0.1 million in 2001.

Loss on foreign currency translation

Foreign currency translation losses occurring in 2002 and 2001 were reclassified to corporate administration costs as the amounts were negligible and are not reflected separately in the corresponding statements of loss reported by the Corporation in 2003.

Loss on foreign currency translation for the year 2003 totaled $44,000 compared to $19,000 in 2002. The increase of $25,000 is related to exchange differences realized between property obligation accruals in 2002 and related payments in 2003. These transactions include the accrual of a Cdn $500,000 liability for the purchase of the Paredones Amarillos project in 2002 and the subsequent payment of the liability in 2003 resulting in a transactional loss of $29,000.

The foreign currency loss in 2001 was $7,000 as compared to $19,000 in 2002. The comparative difference of $12,000 is in direct relation to increased foreign exchange volume during the year and is not attributed to any one significant transaction.

Other income and expense

During 2003, the Corporation incurred no interest expense as it had no commercial debt during 2003. The Corporation incurred $14,000 in interest expense in 2002 in connection with its convertible debenture issuance, which closed on March 19, 2002. The debentures had an annual interest rate of 1% and were converted automatically, pursuant to their terms, on September 19, 2002. Interest expense of $21,000 in 2001 related to debt was higher than the $14,000 incurred in 2002.

During 2003, the Corporation accumulated $40,000 in interest income from investing within a liquid savings account as compared to $22,000 in 2002. This difference is attributed to additional cash of approximately $8.1 million being raised from the completed private placement in February 2003, the residual exercise of warrants related to the 2002 and 2003 private placements and the exercise of stock options.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $3.0 million in 2003 compared to cash uses of $2.8 million in 2002 and $1.7 million in 2001.

The increase of $0.2 million in 2003 from 2002 can be attributed to the addition of one employee, administrative costs, property acquisitions and professional fees incurred during the year related to the completed private placement.

The increase of $1.1 million in 2002 from 2001 is primarily the result of repayment of debt in 2001 of $0.7 million. The remainder of the cash improvement reflects the Corporation's successful cost reduction efforts, offset by a reduction in gold revenues.

Investing Activities

Net cash used in investing activities in 2003 was $3.0 million compared to $1.2 million in 2002 and cash provided in 2001 of $3.0 million from the sale of equipment.

Cash used for property expenditures was $1.5 million in 2003 compared to $1.5 million in 2002 and nil in 2001. Cash property expenditures for 2003 included the acquisition costs of $646,000 for the Maverick Springs, Long Valley, Wildcat, Hasbrouck, Three Hills, Yellow Pine and Guadalupe de los Reyes projects. Options payments contributed $842,000 to the cash usage along with $961,000 for exploration and land holding costs. These cash expenditures are offset by cost recoveries during 2003 of $970,000 pursuant to the Maverick Springs gold/silver joint venture and option payments received from a third party for the potential acquisition of Amayapampa.

Proceeds from the disposal of fixed assets and supplies were nil in 2003, $0.2 million in 2002 and $3.0 million in 2001. The Corporation raised $0.2 million from the sale of Hycroft mining equipment and Canadian mining claims in 2002 as compared to $3.0 million from the sale of idle mining equipment at the Hycroft mine in 2001.

Other cash usages in 2003 consisted of plant and equipment acquisitions of $61,000 for mobile equipment at the Hycroft mine and computer hardware and software purchases for the corporate offices. During 2002 and 2001, no expenditures for additions to plant and equipment occurred.

In 2003, the Corporation invested $40,000 for the acquisition of marketable securities and received proceeds of $260,000 from related sales of marketable securities acquired in prior years. There were no investing activities related to marketable securities in 2002 or 2001.

In addition, $1.7 million cash was set aside in a restricted account for increased bond requirements at Hycroft in 2003, which was not required in 2002 or 2001.

Financing Activities

The Corporation received net cash from financing activities of $8.1 million in 2003 compared to $6.8 million in 2002 and a net cash use of $0.7 million in 2001. Cash provided by financing activities in 2003 includes a net of $2.9 million from private placements, $4.9 million from the exercise of warrants and $0.3 million from the exercise of options.

The Corporation completed a $3.4 million private placement financing in February 2003 consisting of 1,400,000 special warrants, each priced at $2.43. The special warrants were automatically converted into equity units upon shareholder approval, which occurred in February 2003. Each equity unit consisted of one Common Share and one warrant (See Note 8). These gross proceeds were offset by a 10% cash finder's commission totaling $340,200 paid in connection with the private placement and direct costs connected with this private placement of $188,000. Net proceeds of $2.9 million from the February 2003 private placement were $2.9 million less than the February 2002 and December 2002 private placements completed in the prior year which together netted $5.8 million.

Warrants exercised during 2003 produced cash proceeds of $4.9 million compared to $1.0 million in 2002. During 2003, $0.6 million in cash proceeds were from the February 2003 private placement warrants, $1.5 million was from the February 2002 private placement warrants and $2.8 million was from the December 2002 private placement warrants. During 2002, warrants exercised from the February 2002 private placement provided $1.0 million in cash proceeds.

The exercise of stock options produced cash of $339,000 during 2003 as compared to $34,000 in 2002.

In 2001, the Corporation raised no cash from completed financings, warrant exercises or stock option exercises. During 2001, the Corporation used $0.7 million to repay debt in financing activities.

Liquidity and Capital Resources

At December 31, 2003, the Corporation's total assets were $26.5 million as compared to $20.7 million and $13.9 million for 2002 and 2001, respectively. Long-term liabilities as of December 31, 2003 totaled $4.2 million as compared to $4.2 million in 2002 and $3.1 million in 2001. At the same date in 2003, the Corporation had working capital of $6.1 million compared to $3.5 million in 2002 and a deficit of current assets to current liabilities of $0.2 million in 2001.

The Corporation's working capital of $6.1 million as of December 31, 2003, increased from 2002 by $2.6 million as compared to an increase from 2001 to 2002 of $3.3 million. The principal component of working capital for both 2003 and 2002 is cash and cash equivalents of $5.5 million and $3.4 million, respectively. Other components include marketable securities (2003—$31,000; 2002—$135,000), accounts receivable (2003—$642,000; 2002—$185,000) and other liquid assets (2003—$292,000; 2002—$342,000). The difference of $2.6 million in working capital from 2003 to 2002 relates to cash proceeds received from the exercise of warrants in December 2003 and a receivable of approximately $407,000 outstanding at year-end 2003. At December 31, 2003, the Corporation held no debt with banks or financial institutions and had a future liability of $200,000 due in 2004 for the purchase of the Hasbrouck and Three Hills projects. Remaining amounts for liabilities at year-end 2003 are related to trade and corporate administration.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(U.S. $000's)
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	31	31	—	—	—
Purchase Obligations	200	200	—	—	—
Other Long-Term Obligations	—	—	—	—	—

Total Contractual Obligations	$231	$231	$—	$—	$—

Major cash commitments in 2004 are related to corporate administration and operations of approximately $1.8 million, property options and expenditure commitments of approximately $1.9 million, and bonding package cash requirements of $6.6 million for an aggregate cash usage of approximately $10.5 million. However, the total bonding package requirements will be offset by cash currently classified as restricted in the amount of $1.7 million reducing the 2004 cash requirements to $8.8 million.

Although the Corporation maintains a strong working capital position, the Corporation does not have sufficient working capital to satisfy cash requirements of $8.8 million for fiscal 2004 commitments. Current timing of 2004 commitments indicates the Corporation will be able to satisfy its cash commitments through June 2004.

The Corporation is investigating the possibility of raising additional capital through private placements and although management has been successful in the past, there can be no assurance that it will be able to raise additional capital in the future. The Corporation continues to actively pursue options to monetize its assets and attract other investors.

As of December 31, 2003, warrants outstanding to purchase Common Shares of the Corporation totaled 4,242,518 with a weighted average exercise price of $2.46 and potential gross proceeds of $10.4 million. Although the Corporation has received significant cash proceeds from the exercise of warrants issued in private placements, there can be no assurance that cash proceeds from the exercise of warrants will be received in the future to offset the working capital shortfall. Through February 16, 2004, however, the Corporation has received additional cash proceeds totaling $940,935. These proceeds are made up of $533,800 from the exercise of warrants, and a cash payment of $407,135 for a receivable recorded at year-end.

Transactions with Related Parties

Global Resource Investments Ltd.

On February 7, 2003, the Corporation completed a $3.4 million private placement financing of Special Warrants as discussed in Financial Statements—Note 8. The Corporation retained Global Resource Investments Ltd. ("Global") to find investors to purchase the Special Warrants and paid Global a cash commission of $340,200, equal to 10% of the proceeds of the Special Warrant Offering as consideration for Global's services as finder. In addition, the Corporation agreed to pay reasonable legal costs incurred by Global in connection with the Special Warrant Offering up to a maximum of $15,000. The Corporation understands that all of the shares of Global are beneficially owned by an individual that beneficially owned approximately 19.4% of the Common Shares of the Corporation as at February 7, 2003.

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc., ("SSRI") an option to acquire the Corporation's interest in the silver mineralized material hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director. Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, SSRI will pay the Corporation $1.5 million over four years including a cash payment of $300,000 at closing. The remaining $1.2 million will be used by the Corporation to fund exploration programs, land holding costs and option payments on the Maverick Springs project. At the time the transaction was completed, SSRI paid the Corporation $488,891, comprised of the required $300,000 payment due at closing plus $188,891 in exploration costs incurred through December 31, 2002. As of December 31, 2003, included in current assets is a receivable amount due from SSRI in the amount of $407,135 (2002—nil) to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

Subsequent Events

Agreement for New Bond for Hycroft

In December 2003, the Corporation's wholly-owned subsidiary, Hycroft Resources & Development, Inc. ("HRDI") reached an agreement in principle with member companies of American International Group, Inc. to replace the existing bond coverage for the Hycroft mine with a new bond package which includes an insurance component and covers all existing reclamation liability at the Hycroft mine. On January 30, 2004, the final bond package agreement was executed. The new bond package calls for an initial payment of $4.0 million and two additional payments of $1.3 million each due July 22, 2004, and December 22, 2004, respectively. The Corporation has remitted payment of $2.3 million and assigned letters of credit for $1.7 million to be applied to the initial payment amount. Pending approval of the new bonding instrument by the U.S. Bureau of Land Management, Nevada State Office, ("BLM"), the new insurance bonding instrument will replace the existing bond made up of a $5.1 million non-cash collaterized bond from American Home Assurance Company, letters of credit of $1.7 million posted directly with the BLM and the existing indemnity agreement between HRDI and the Corporation.

Agreement to Sell Amayapampa

In December 2003, the Corporation reached an agreement with Luzon Minerals Ltd. ("Luzon") to sell the Amayapampa project in Bolivia. Completion of the transaction is subject to the receipt of all regulatory and other approvals, and completion of due diligence satisfactory to Luzon by June 1, 2004. During this due diligence period, Luzon has agreed to update the feasibility study, complete a technical report, and seek the required financing for the project. Luzon issued the Corporation 50,000 common shares initially, and during the due diligence period, Luzon will pay the Corporation $10,000 per month for the first four months, then $15,000 per month for the fifth and sixth months. At completion of the due diligence period, provided Luzon elects to proceed, Luzon will pay the Corporation $930,000 and issue the Corporation 2,000,000 common shares. At the earlier of start of construction or January 1, 2006, Luzon will pay the Corporation $4,000,000 or at the Corporation's election, a combination of shares and cash based on Luzon's share price, not to exceed 5,200,000 shares or $4,000,000 cash. Luzon will grant the Corporation a 3% net smelter returns royalty where the price of gold is less than $450 per ounce and a 4% net smelter returns royalty where the price of gold is $450 per ounce or more.

The Corporation has completed a carrying value analysis for the Amayapampa project as it relates to the agreement reached with Luzon. The fair value of the Amayapampa property has been evaluated through a discounted future cash flow methodology. The methodology required the use of feasibility studies completed in 1997 and 2000, terms from the recent Option-to-Purchase agreement, assumptions for probable outcomes derived from the Option-to-Purchase agreement and estimates and assumptions for future gold prices. The results of the carrying value assessment for the Amayapampa project under the assumptions and estimates noted above led to the determination that no impairment to the current carrying value has occurred.

Significant Accounting Policies and Changes in Accounting Policies

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

Mineral properties

Mineral property acquisition costs and exploration and development expenditures are recorded at cost and are deferred until the viability of the property is determined. General overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. If a project would be put into production, capitalized costs would be depleted on the unit of production basis.

Option payments and reimbursements received are treated as a recovery of mineral property costs. Option payments are at the discretion of the optionee and accordingly are accounted for on a cash basis or when receipt is reasonably assured.

Management of the Corporation regularly reviews the net carrying value of each mineral property. Where information and conditions suggest impairment, estimated future cash flows are calculated using estimated future prices, proven and probable reserves, weighted probable outcomes and operating capital and reclamation costs on an undiscounted basis. A reduction in the carrying value of each property would be recorded if the net book value exceeds the estimated future cash flows. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if carrying values can be recovered.

Provision for future reclamation and closure costs

On January 1, 2003, the Corporation adopted the new accounting standard for asset retirement obligations, CICA 3110. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of this standard did not have any impact on the Corporation's financial position or results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Corporation is engaged in the acquisition of gold projects and related activities including exploration engineering, permitting and the preparation of feasibility studies. The value of the Corporation's properties is related to gold price and changes in the price of gold could affect the Corporation's ability to generate revenue from its portfolio of gold projects.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management's Responsibility for Financial Information

To the Shareholders of Vista Gold Corp.

The consolidated financial statements are the responsibility of the Board of Directors and management. The accompanying consolidated financial statements of the Corporation have been prepared by management based on information available through February 16, 2004; these consolidated financial statements are in accordance with Canadian generally accepted accounting principles, and have been reconciled to United States generally accepted accounting principles as presented in Note 18.

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

The Audit Committee of the Board of Directors is comprised of three outside directors, meets regularly with management to ensure that management is maintaining adequate internal controls and systems and meets regularly with the independent auditors prior to recommending to the Board of Directors approval of the annual and quarterly consolidated financial statements of the Corporation. The committee also meets with the independent auditors and discusses the results of their audit and their report prior to submitting the consolidated financial statements to the Board of Directors for approval.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, Chartered Accountants, who were appointed by the shareholders. The auditors' report outlines the scope of their examination and their opinion on the consolidated financial statements.

/s/ Ronald J. McGregor

Ronald J. McGregor
President and Chief Executive Officer
March 17, 2004

Report of Independent Accountants

To the Shareholders of Vista Gold Corp.

We have audited the consolidated balance sheets of Vista Gold Corp. as of December 31, 2003 and 2002 and the consolidated statements of loss, deficit and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation as of December 31, 2003 and 2002 and the consolidated results of its operations and cash flows for the years ended December 31, 2003, 2002 and 2001 in accordance with Canadian generally accepted accounting principles.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Vancouver, British Columbia, Canada
February 16, 2004

Comments by the Auditors for U.S. Readers on Canada-U.S. Reporting Differences

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Corporation's ability to continue as a going concern such as those described in Note 1 of the consolidated financial statements. Our report to the shareholders dated February 16, 2004, is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Vancouver, British Columbia, Canada
February 16, 2004

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	At December 31
	2003	2002
	(U.S. dollars in thousands)

Assets:
Cash and cash equivalents—Note 14	$5,520	$3,443
Marketable securities—Note 13	31	135
Accounts receivable—Notes 4(a) and 19	642	185
Supplies inventory, prepaids and other	292	342

Current assets	6,485	4,105
Restricted cash—Notes 3 and 7	1,684	—
Mineral properties—Note 4	16,598	14,919
Plant & equipment—Note 5	1,513	1,664

	18,111	16,583

Total assets	$26,280	$20,688

Liabilities and Shareholders' Equity:
Accounts payable	$26	$228
Accrued liabilities and other—Note 4(e)	382	370

Current liabilities	408	598
Payables to be settled with equity—Note 6	—	510
Accrued reclamation and closure costs—Note 7	4,169	4,155

Total liabilities	4,577	5,263

Capital stock, no par value:—Note 8
Preferred—unlimited shares authorized; no shares outstanding
Common—unlimited shares authorized; shares outstanding:
2003—14,561,832 and 2002—10,744,613	138,458	129,575
Warrants—Note 9	456	345
Options—Note 10	41	25
Contributed surplus—Note 10	13	—
Deficit	(117,265)	(114,520)

Total shareholders' equity	21,703	15,425

Total liabilities and shareholders' equity	$26,280	$20,688

Nature of operations and going concern—Note 1
Commitments and contingencies—Notes 4, 7 and 12
Subsequent events—Note 20

Approved by the Board of Directors

/s/ John M. Clark John M. Clark Director	/s/ C. Thomas Ogryzlo C. Thomas Ogryzlo Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS

	Years ended December 31
				Cumulative during Exploration Stage
	2003	2002	2001
	(U.S. dollars in thousands, except share data)

Revenues:
Gold sales	$—	$—	$890	$—

Costs and expenses:
Production costs	—	—	746	—
Corporate administration and investor relations	1,626	1,232	1,158	2,858
Exploration, property evaluation and holding costs	990	642	1,246	1,632
Depreciation, depletion and amortization	212	74	301	286
Provision for reclamation and closure costs	—	1,048	—	1,048
Provision for settlement of USF&G lawsuit—Note 11	—	—	814	—
Cost recoveries related to USF&G lawsuit—Note 11	—	(240)	—	(240)
Stock based compensation	29	25	—	54
Write-down of marketable securities	33	85	—	118
Loss on currency translation	44	—	—	44
Interest expense	—	14	21	14
Other expense/(income)	(40)	(22)	(16)	(62)
Gain on disposal of assets	—	(83)	(105)	(83)
Gain on disposal of marketable securities	(149)	—	—	(149)

Total costs and expenses	2,745	2,775	4,165	5,520
Net loss	$(2,745)	$(2,775)	$(3,275)	$(5,520)

Weighted average number of shares outstanding	12,755,672	6,760,755	4,535,752

Basic and diluted loss per share	$(0.22)	$(0.41)	$(0.72)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF DEFICIT

	Years ended December 31
	2003	2002	2001
	(U.S. dollars in thousands)

Deficit, beginning of period	$114,520	$111,745	$108,470
Net Loss	2,745	2,775	3,275

Deficit, end of period	$117,265	$114,520	$111,745

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2003	2002	2001	Cumulative during Exploration Stage
	(U.S. dollars in thousands)
Cash flows from operating activities:
Loss for the period	$(2,745)	$(2,775)	$(3,275)	$(5,520)
Adjustments to reconcile loss for the period to cash provided by (used in) operations:
Depreciation, depletion and amortization	212	74	301	286
Provision for reclamation and closure costs	—	1,048	—	1,048
Reclamation and closure costs paid	14	(27)	(163)	(13)
Stock based compensation	29	25	—	54
Gain on disposal of assets	—	(83)	(105)	(83)
Cost recoveries related to USF&G lawsuit	—	(240)	—	(240)
Write-down of marketable securities	33	85	—	118
Gain on disposal of marketable securities	(149)	—	—	(149)
Loss on currency translation	44	—	3	44
Other non-cash items	75	45	142	120
Change in operating assets and liabilities:
Accounts receivable	(457)	(5)	580	(462)
Supplies inventory, prepaids and other	50	(41)	4	9
Accounts payable and accrued liabilities	(114)	(953)	804	(1,067)

Net cash used in operating activities	(3,008)	(2,847)	(1,709)	(5,855)
Cash flows from investing activities:
Restricted cash—Note 3	(1,684)	—	—	(1,684)
Additions to mineral properties, net	(1,477)	(1,457)	—	(2,934)
Additions to plant & equipment	(61)	—	—	(61)
Proceeds on disposal of fixed assets and supplies	—	246	2,982	246
Acquisition of marketable securities	(40)	—	—	(40)
Proceeds on disposal of marketable securities	260	—	—	260

Net cash provided by (used in) investing activities	(3,002)	(1,211)	2,982	(4,213)
Cash flows from financing activities:
Repayment of debt	—	—	(695)	—
Net proceeds from private placements—Note 8	2,873	5,773	—	8,646
Proceeds from exercise of warrants—Note 8	4,875	1,020	—	5,895
Proceeds from the exercise of stock options	339	34	—	373

Net cash provided by (used in) financing activities	8,087	6,827	(695)	14,914
Net increase (decrease) in cash and cash equivalents	2,077	2,769	578	4,846
Cash and cash equivalents, beginning of period	3,443	674	96	674

Cash and cash equivalents, end of period	$5,520	$3,443	$674	$5,520

Supplemental cash flow disclosure and material non-cash transactions—Note 14

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tabular information set out below is in thousands of United States dollars, except as otherwise stated.

1. Nature of operations and going concern

(a)
Nature of operations

The Corporation evaluates, acquires and explores gold exploration and potential development projects. As such, the Corporation is considered an Exploration Stage Enterprise. The Corporation's approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, the Corporation looks for opportunities to improve the value of its gold projects through exploration drilling, and/or reengineering the operating assumptions underlying previous engineering work.

Gold production has gradually declined since mining activities were suspended at the Hycroft mine in 1998. Effective January 1, 2002, gold production is considered incidental and the Corporation stopped reporting the associated sales proceeds as revenue.

Although the Corporation has reviewed and is satisfied with the title for all mineral properties in which it has a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

(b)
Going concern

These consolidated financial statements have been prepared on a going concern basis, which assumes that the Corporation will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. At December 31, 2003, the Corporation holds working capital of $6.1 million which is not sufficient to satisfy current general and administrative activities, bonding requirements (Note 20) and property obligations of $8.8 million for the 2004 fiscal year. Therefore, there is substantial doubt about the Corporation's ability to continue as a going concern.

The Corporation is investigating the possibility of raising additional capital through private placements and, although management has been successful in the past, there can be no assurance that it will be able to raise additional capital in the future. The Corporation continues to actively pursue options to monetize its assets and attract other investors. Additional liquid cash assets have been obtained since the balance sheet date through the date of the independent audit report, February 16, 2004, consisting of approximately $533,800 from the exercise of warrants issued during previous private placements.

The ability of the Corporation to continue as a going concern and to realize the carrying values of its assets and discharge its liabilities and obligations when due, is dependent upon the successful completion of the planned actions or other options noted above. Management believes successful completion of raising additional capital will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements. These financial statements do not give effect to any adjustments, which may be necessary should the Corporation be unable to continue as a going concern and such adjustments may be material.

2. Significant accounting policies

(a)
Generally accepted accounting principles

The consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in Canada. For the purposes of these financial statements, these principles conform, in all material respects, with generally accepted accounting principles in the United States, except as described in Note 18.

(b)
Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All material intercompany transactions and balances have been eliminated. The Corporation's subsidiaries and percentage ownership in these entities as of December 31, 2003 are:

Ownership

Vista Gold Holdings, Inc. and its wholly-owned subsidiaries	100%
Hycroft Resources & Development, Inc. and its wholly-owned subsidiary Hycroft Lewis Mine, Inc.
Vista Gold U.S., Inc.
Vista Nevada Corp.
Idaho Gold Resources LLC
Mineral Ridge Resources, Inc.
Granges Inc. (previously called Granges (Canada) Inc.)	100%
Minera Paradones Amarillos S.A. de C.V.	100%
Vista Gold (Antigua) Corp. and its wholly-owned subsidiary	100%
Compania Inversora Vista S.A. and its wholly-owned subsidiaries
Minera Nueva Vista S.A.
Compania Exploradora Vistex S.A.
(c)
Use of estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include mine closure and reclamation obligations, useful lives for asset depreciation purposes and impairment of mineral properties. Actual results could differ from these estimates.

(d)
Foreign currency translation

The Corporation's executive office is located in Littleton, Colorado, where the U.S. dollar is the principal currency of the Corporation's business. Accordingly, all amounts in these consolidated financial statements of the Corporation are expressed in U.S. dollars, unless otherwise stated.

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

(e)
Revenue recognition

Gold production has gradually declined since mining activities were suspended at the Hycroft mine in 1998. Effective at the beginning of fiscal 2002, gold production is considered incidental to the activities at the Hycroft mine, and reporting the associated sales proceeds as revenue is no longer warranted. Accordingly, proceeds from gold sales are netted against costs. In 2001, the Corporation recognized revenue upon adsorption of gold onto carbon.

(f)
Cash and cash equivalents

Cash and cash equivalents is considered to include cash on hand, demand balances held with banks, money market funds, certificates of deposit and highly liquid deposits with maturities of three months or less when purchased.

(g)
Inventories

Materials and supplies inventories are carried at the lower of average cost and net realizable value.

(h)
Marketable securities

Marketable securities are categorized as available for sale and are carried at the lower of cost or quoted market value.

(i)
Mineral properties

Mineral property acquisition costs and exploration and development expenditures are recorded at cost and are deferred until the viability of the property is determined. General overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. If a project would be put into production, capitalized costs would be depleted on the unit of production basis.

Option payments and reimbursements received are treated as a recovery of mineral property costs. Option payments are at the discretion of the optionee and accordingly are accounted for on a cash basis or when receipt is reasonably assured.

Management of the Corporation regularly reviews the net carrying value of each mineral property. Where information and conditions suggest impairment, estimated future cash flows are calculated using estimated future prices, proven and probable reserves, weighted probable outcomes and operating capital and reclamation costs on an undiscounted basis. Reduction in the carrying value of each property is recorded when the net book value exceeds the estimated future cash flows.

Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if carrying value can be recovered.

Management's estimates of gold prices, recoverable proven and probable reserves, probable outcomes, operating capital and reclamation costs are subject to risks and uncertainties that may affect the recoverability of mineral property costs. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect management's estimate of net cash flows expected to be generated and the need for possible asset impairment write-downs.

(j)
Plant and equipment

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives, ranging primarily from three to ten years. Significant expenditures, which increase the life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. Upon sale or retirement of assets, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations.

(k)
Provision for future reclamation and closure costs

On January 1, 2003, the Corporation adopted the new accounting standard for asset retirement obligations, CICA 3110. The standard requires that the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of this standard did not have any impact of the Corporation's financial position or results.

(l)
Loss per share

Loss per share is calculated by dividing the period's loss by the weighted average number of Common Shares outstanding during the year. The effect of potential issuances of Common Share equivalents under options and warrants would be anti-dilutive and therefore, the basic and diluted losses per share are the same. Information regarding securities that could potentially dilute earnings per share in the future is presented in Notes 9 and 10.

(m)
Stock-based compensation

The Corporation has a stock option plan which is described in Note 10. Stock-based compensation on options granted to non-employees is recorded as an expense at the earlier of the completion of performance or vesting of the options granted, based upon the estimated fair value on that date. The Corporation does not record any compensation cost on the granting of stock options to employees and directors using the intrinsic value method, as the exercise price is equal or greater than the market price at the date of the grant. Consideration paid on exercise price is credited to capital stock. Additional disclosures for options granted to employees and directors, including disclosure of pro-forma earnings and pro-forma earnings per share as if the fair value based accounting method had been used to account for employees' stock options, are presented in Note 10.

(n)
Warrants

Warrants issued as consideration for mineral properties are recorded at fair value.

3. Restricted Cash

The Corporation has pledged cash as collateral for irrevocable standby letters of credit totaling $1,684,007 to the U.S. Bureau of Land Management, Nevada State Office, to cover increased reclamation cost estimates at the Hycroft mine (Note 7). Subsequent to December 31, 2003, the letters of credit were applied towards new bonding arrangements (Note 20).

4. Mineral Properties

	December 31, 2003			December 31, 2002
	Cost	Accumulated Amortization and Write-downs	Net	Cost	Accumulated Amortization and Write-downs	Net
	($ 000's)

Maverick Springs, United States	$1,143	$—	$1,143	$1,521	$—	$1,521
Mountain View, United States	460	—	460	303	—	303
Long Valley, United States	193	—	193	48	—	48
Wildcat, United States	593	—	593	—	—	—
Hasbrouck, United States	243	—	243	—	—	—
Three Hills, United States	110	—	110	—	—	—
Yellow Pine, United States	192	—	192	—	—	—
Paredones Amarillos, Mexico	2,443	—	2,443	2,317	—	2,317
Guadalupe de los Reyes, Mexico	511	—	511	—	—	—
Amayapampa, Bolivia	57,604	46,894	10,710	57,624	46,894	10,730
Hycroft mine, United States	21,917	21,917	—	21,917	21,917	—

	$85,409	$68,811	$16,598	$83,730	$68,811	$14,919

	2002	2003
	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Cost recovery	Year to date activity	December 31, Ending Balance
	($ 000's)
Maverick Springs, United States	$1,521	$161	$—	$411	$(950)	$(378)	$1,143
Mountain View, United States	303	—	—	157	—	157	460
Long Valley, United States	48	22	100	23	—	145	193
Wildcat, United States	—	218	328	47	—	593	593
Hasbrouck and Three Hills, United States	—	259	—	94	—	353	353
Yellow Pine, United States	—	51	100	41	—	192	192
Paredones Amarillos, Mexico	2,317	—	—	126	—	126	2,443
Guadalupe de los Reyes, Mexico	—	135	314	62	—	511	511
Amayapampa, Bolivia	10,730	—	—	—	(20)	(20)	10,710

	$14,919	$846	$842	$961	$(970)	$1,679	$16,598

(a)
Maverick Springs

The Maverick Springs gold and silver project, southeast of Elko, Nevada, was acquired on October 7, 2002 from Newmont Mining Corporation ("Newmont"). The total cost for the Maverick Springs project included a cash payment of $250,000; the issuance of 141,243 equity units, each unit comprised of one Common Share and a two year warrant, valued at $405,000 and $95,000, respectively (Notes 8(g) and 9); and the issuance of 122,923 equity units on October 7, 2003, each unit comprised of one Common Share and a two year warrant, valued at $500,000 and $111,058, respectively (Notes 8(g) and 9). The Corporation is committed to completing 20,000 feet of drilling on this project before October 7, 2004 and an additional 30,000 feet of drilling before October 7, 2006. Newmont retained a 1.5% net smelter returns royalty or the right to acquire 51% of the project after four years by paying the Corporation cash equaling 200% of the aggregate expenditures made by the Corporation on the project.

Maverick Springs is subject to a lease agreement with the underlying leaseholder, Artemis Exploration Company, which includes a payment made of advanced minimum royalties of $50,000 on October 1, 2003 and a payment of advance minimum royalty of $100,000 due on October 1, 2004 and each year thereafter while the agreement is in effect and a net smelter returns royalty based on a sliding scale ranging from 2% to 6%, depending on gold and silver prices at the time of production. Work commitments include 6,400 feet of exploration drilling, on or before October 1 in each of 2002 (extended by agreement to November 15, 2002), 2003 and 2004 (the 2002 and 2003 commitments have been met).

On June 9, 2003, the Corporation entered into an option agreement with a wholly owned subsidiary of Silver Standard Resources Inc. ("SSRI") to acquire the Corporation's interest in the silver mineralized material hosted in the Maverick Springs project. The Corporation is the operator, retains its 100% interest in the gold mineralized material and maintains a 45% vote as a participant in a joint committee formed between the Corporation and SSRI, who maintains a corresponding 55% vote, to manage the exploration of the Maverick Springs project. The agreement with SSRI is subject to the terms of the purchase agreement between Newmont and the Corporation. Under the agreement, SSRI will pay $1.5 million over four years including a payment of $300,000 made upon execution of the option agreement. The remaining $1.2 million will be used by the Corporation to fund exploration programs, land holding costs and option payments. After SSRI has completed payments totaling $1.5 million, costs will be shared by the two corporations on the same ratio as established for operation of the joint management committee.

During the year ended December 31, 2003, the Corporation recorded $949,494 in recoveries from SSRI, of which $407,135 is included in accounts receivable (See also Note 19).

(b)
Mountain View

The Mountain View gold project, located west of the Hycroft mine, was acquired on October 7, 2002 from Newmont Capital Limited ("Newmont Capital"). The total cost for the Mountain View project included cash payments of $50,000, the issuance of 56,497 equity units, each unit comprised of one Common Share and a two year warrant, valued at $200,000 (Notes 8 and 9). Newmont Capital retained a 1.5% net smelter returns royalty or the right to acquire 51% of the project after four years by paying the Corporation cash equaling 200% of the aggregate expenditures made by the Corporation on the project.

The Corporation achieved its commitment to complete a 4,000-foot drilling program for this project before October 7, 2003 and is committed to complete an additional 4,000 feet of drilling before October 7, 2004.

(c)
Long Valley

The Corporation entered into an option agreement on January 22, 2003, with Standard Industrial Minerals, Inc. ("Standard"), to acquire Standard's 100% interest in the Long Valley gold project in east central California, for an aggregate purchase price of $750,000 which would be paid over a five-year period, with annual payments to be due as follows: $100,000 due on each of January 22, 2003 (paid), 2004 (paid), and 2005; $200,000 due on January 22, 2006, and $250,000 due on January 22, 2007. Royal Gold, Inc. has a 1% net smelter returns royalty on the project. The Corporation retains the right to terminate the agreement at any time.

(d)
Wildcat

The Corporation executed formal purchase agreements during the fourth quarter of 2003 to acquire the Wildcat project, located in Pershing County, Nevada, in three separate transactions.

On September 23, 2003, the Corporation purchased 71 unpatented mining claims for $200,000 upon signing and $300,000 on or before August 15, 2004. Under the terms of the agreement, the Corporation has the right to terminate the agreement at any time prior to the August 15, 2004 payment without penalty. On commencement of commercial production, the Corporation will make a one-time production payment in the amount of $500,000. Thirteen of the claims are subject to an underlying 0.4% net smelter returns royalty, and the remaining 58 claims are subject to an underlying 1% net smelter returns royalty.

On October 12, 2003, the Corporation purchased a 100% interest in the Vernal unpatented mining claim for $50,000 on signing and $50,000 on or before October 12, 2004, for a total consideration of $100,000. Under the terms of the agreement, the Corporation has the right to terminate the agreement at any time prior to October 12, 2004 without penalty.

On October 28, 2003, the Corporation purchased four patented mining claims and exploration data for 50,000 Common Shares of the Corporation valued at $211,500. The patented claims are subject to an underlying net smelter returns royalty of 1% for gold production between 500,000 and 1,000,000 ounces, increasing to 2% on production in excess of 1,000,000 ounces.

(e)
Hasbrouck/Three Hills

On May 23, 2003, the Corporation executed a purchase agreement with Newmont Capital Limited ("Newmont Capital"), a subsidiary of Newmont Mining Corporation which includes the Hasbrouck property and the Three Hills property, which lies approximately 4.5 miles to the north-northwest. Terms of the purchase included a $50,000 cash payment upon signing and $200,000 or, at the Corporation's discretion, the equivalent in the Corporation's Common Shares one year after signing, May 23, 2004. Newmont Capital, at its option, would retain either: (a) a 2% net smelter returns royalty in each project together with the right to a $500,000 cash payment at the start of commercial production at either project and a further $500,000 cash payment if, after the start of commercial production, the gold price averages $400 per ounce or more for any three-month period; or (b) the right to acquire 51% of either or both projects. The latter right would be exercisable only after the later of four years or the time when the Corporation has incurred aggregate expenditures of $1.0 million to acquire, explore and hold the projects and would include Newmont Capital paying the Corporation cash equaling 200% of the expenditures made by the Corporation on the related property. The Corporation's contribution to the joint venture during this period is capped at $5.0 million, $3.0 million of which Newmont Capital would finance for the Corporation and recover, with interest, exclusively from related project cash flows. The Corporation would also grant Newmont Capital a right of first offer with respect to subsequent sale of the projects by the Corporation. An additional 1 1/2% net smelter royalty on the Hasbrouck property is held by a private party. At December 31, 2003, the purchase payment of $200,000 is included in accrued liabilities and other.

(f)
Yellow Pine

On November 7, 2003, Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of the Corporation entered into an Option to Purchase Agreement for a nine year option to purchase 100% of the Yellow Pine gold project for $1.0 million. Idaho Gold made an option payment of $100,000 upon execution of the agreement and the agreement calls for Idaho Gold to make nine yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1.0 million. If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1.0 million. Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the claims are subject to an underlying 5% net smelter returns royalty.

(g)
Paredones Amarillos

The Corporation acquired 100% of the Paredones Amarillos gold project in Mexico from Viceroy Resource Corporation on August 29, 2002. The total cost of this project included cash payments of

$786,000 for acquisition and related costs, the issuance of 303,030 equity units with a fair value of $1,212,000 (Notes 8 and 9) and a cash payment of $320,000 on August 29, 2003.

Certain concessions on the Paredones Amarillos project are subject to a 2% net profits interest retained by a former owner.

(h)
Guadalupe de los Reyes

On August 1, 2003, the Corporation executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project in Sinaloa State, Mexico and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. During a due diligence period leading up to the signing of the purchase agreement, the Corporation made payments to the owner totaling $100,000, and upon exercising its option to complete the purchase, paid an additional $200,000. On August 1, 2004, the Corporation will pay a further $500,000 in cash or Common Shares at the discretion of the Corporation. An additional $500,000 in cash will be paid by way of $100,000 payments on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. A 2% net smelter returns royalty will be paid the previous owner and may be acquired by the Corporation at any time for $1.0 million. The Corporation retains the right to terminate the agreement at any time.

(i)
Amayapampa

The Corporation acquired the Amayapampa gold project, in Bolivia, in 1996. The project is being held on care and maintenance and holding costs are expensed.

On December 11, 2003, the Corporation reached an agreement with Luzon Minerals Ltd. ("Luzon") to grant an option to purchase the Amayapampa project. Completion of the transaction is subject to the receipt of all regulatory and other approvals, and completion of due diligence satisfactory to Luzon by June 1, 2004. Luzon issued the Corporation 50,000 common shares at the start of the due diligence process, and during the due diligence period, Luzon will pay the Corporation $10,000 per month for the first four months, then $15,000 per month for the fifth and sixth months. At completion of the due diligence period, provided Luzon elects to proceed, Luzon will pay the Corporation $930,000 and issue the Corporation 2,000,000 common shares. At the earlier of start of construction or January 1, 2006 Luzon will pay the Corporation $4.0 million or at the Corporation's election, a combination of shares and cash based on Luzon's share price, not to exceed 5,200,000 shares or $4.0 million cash. Luzon will grant the Corporation a 3% net smelter returns royalty when the price of gold is less than $450 per ounce of gold and a 4% net smelter returns royalty when the price of gold is $450 per ounce of gold or more.

(j)
Hycroft mine

The Corporation acquired the Hycroft gold mine, west of Winnemucca, Nevada, in 1987. Mining activities at the Hycroft mine were suspended in 1998. The mine is being held on care and maintenance and holding costs are expensed.

The Crofoot property at the Hycroft mine is subject to a 4% net profits royalty and the Lewis property at the Hycroft mine is subject to a 5% net smelter returns royalty.

5. Plant and Equipment

	December 31, 2003			December 31, 2002
	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net
	($ 000's)

Hycroft mine, United States	$12,031	$10,528	$1,503	$11,982	$10,318	$1,664
Corporate, United States	343	333	10	331	331	—

	$12,374	$10,860	$1,513	$12,313	$10,649	$1,664

6. Payables to be settled with equity

At December 31, 2002, the Corporation had payables to be settled with equity of $510,000, which were settled during 2003 though the issuance of Common Shares (Notes 8(g) and (h)).

7. Accrued reclamation and closure costs

At December 31, 2003, the Corporation has accrued for estimated reclamation and closure costs of $4.2 million (2002—$4.2 million). Substantially the entire estimate relates to the final reclamation and closure of the Hycroft mine.

During the year ended December 31, 2003, a revised reclamation and closure plan for the Hycroft mine was approved by the U.S. Bureau of Land Management, Nevada State Office ("BLM"). Under this plan the future estimated costs of reclamation and closure at Hycroft are $6.8 million.

On January 1, 2003 the Corporation adopted the new accounting standard for asset retirement obligations, CICA 3110. Under this new standard, asset retirement obligations are recognized when incurred and are recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. The Corporation has determined that the amount provided for reclamation at December 31, 2002 approximated fair value. Accordingly, this change in accounting policy did not have any impact on the Corporation's financial position or results of operations.

The Corporation estimates that the related asset retirement expenditures will commence approximately five years after the start-up of the Hycroft mine (an event not scheduled) and continue for several years after that time. Using a credit adjusted rate of 7.75%, the fair value of the estimated $6.8 million obligation is $4.1 million, as accrued in these financial statements.

The BLM has required the Corporation to provide a total surety amount of $6.8 million for the approved Hycroft mine reclamation plan. The Corporation has provided a surety bond in the amount of $5.1 million and irrevocable letters of credit in the amount of $1.7 million (Note 3) to the BLM in respect of the reclamation obligation under the approved reclamation plan. Furthermore, the Corporation has been requested to pledge collateral in order to provide this surety bond. The amount and nature of the collateral are subject to negotiation. Subsequent to the year end, the Corporation reached an agreement for a new bond package (Note 20).

It is reasonably possible that the Corporation's estimates of its ultimate reclamation liability could change as a result of changes in regulations or cost estimates. The effect of changes, which could be material, would be recognized on a prospective basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tabular information set out below is in thousands of United States dollars, except as otherwise stated.

8. Capital stock

Common Shares issued and outstanding

	Number of shares issued	Capital stock ($ 000's)
As of December 31, 2001 and 2000	4,535,752	$121,146
Private placement February-March 2002, net (c)	3,999,986	3,593
Warrants exercised from February-March 2002 private placement (d)	679,736	1,020
Private placement December 2002, net (e)	1,000,000	2,235
Shares issued for acquisition of gold properties, net (g)	500,770	1,527
Shares issued for services (h)	10,869	20
Exercise of stock options—Note 10	17,500	34

Issued during 2002	6,208,861	8,429
As of December 31, 2002	10,744,613	129,575
Private placement February 2003, net (a)	1,400,000	2,873
Warrants exercised from February 2003 private placement (b)	190,000	596
Warrants exercised from February-March 2002 private placement (d)	994,753	1,492
Warrants exercised from December 2002 private placement (f)	916,673	2,787
Shares issued for acquisition of gold properties, net (g)	172,923	711
Shares issued for services (h)	23,495	85
Exercise of stock options—Note 10	119,375	339

Issued during 2003	3,817,219	8,883
As of December 31, 2003	14,561,832	$138,458

On June 19, 2002, the Corporation effected a 1-for-20 consolidation of its Common Shares. The number of Common Shares outstanding, on a pre-consolidation basis, at December 31, 2001, of 90,715,040 has been restated as 4,535,752 Common Shares, giving effect to the consolidation. All references in this document to Common Shares, loss per share and value per share or value per unit, are on a post-consolidation basis, unless otherwise indicated.

(a)   Private placement February 2003, net

On February 7, 2003, the Corporation completed a $3.4 million private placement financing. The gross proceeds were placed in escrow pending shareholder approval. On February 27, 2003, at a Special General Meeting of the shareholders, shareholders voted in favor of the financing and on February 28, 2003, the gross proceeds were released to the Corporation from escrow. The private placement consisted of the sale of 1.4 million special warrants, each priced at $2.43. The special warrants were automatically converted into equity units upon shareholder approval. Each equity unit consisted of one Common Share and a warrant, exercisable over a four-year period, to purchase one Common Share for $3.14 during the first year, $3.56 during the second year, $3.92 during the third year and $4.28 during the fourth year. Starting on the second anniversary of the closing of this private placement (February 7, 2005), if the Common Shares of the Corporation trade at a value of 150% or more of the respective exercise price for a period of 15 consecutive trading days on the American Stock Exchange, then the Corporation has the option to request that the warrants be exercised. If the warrants are not exercised within 15 business days following this request, they will be cancelled. A 10% cash finder's commission totaling $340,200 was paid in connection with the private placement (Note 19); in addition, the Corporation incurred $188,000 in direct costs connected with this private placement.

(b)   Warrants exercised from February 2003 private placement

During the twelve months ended December 31, 2003, 190,000 of the warrants issued in the February 2003 private placement (Note 8(a)) have been exercised for total gross proceeds of $596,600 (Note 9).

(c)   Private placement February-March 2002, net

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

On September 19, 2002, a registration statement on Form S-3 filed under the United States Securities Act of 1933 for the registration for resale of 7,999,974 Common Shares (including Common Shares already issued as well as Common Shares to be issued, all in connection with the private placement), was declared effective by the United States Securities and Exchange Commission. As a result of this registration statement becoming effective, the Corporation's $2,774,000 convertible debentures issued in the second step of the private placement were automatically converted, pursuant to their terms, into 2,703,690 Common Shares and the same number of debenture warrants. The registration included 3,999,986 Common Shares issuable upon the exercise of warrants (Note 9), including the warrants issued in the first step of the private placement and the debenture warrants, having the respective expiration dates as noted in the preceding paragraph.

(d)   Warrants exercised from February-March 2002 private placement

During the twelve months ended December 31, 2003 and 2002, 994,753 and 679,736 of the warrants issued in the February-March 2002 private placement (Note 8(c)) have been exercised for total gross proceeds of $1,492,130 and $1,019,604, respectively (Note 9).

(e)   Private placement December 2002, net

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

(f)    Warrants exercised from December 2002 private placement

During the twelve months ended December 31, 2003, 916,673 of the warrants issued in the December 2002 private placement have been exercised for total gross proceeds of $2,786,686 (Note 9).

(g)   Common Shares issued for acquisition of gold properties, net

In accordance with the acquisition agreement with respect to the Maverick Springs project (Note 4(a)), the Corporation settled the amount payable with equity of $500,000 in October 2003 by issuing 122,923 Common Shares valued at $4.07 per share. In addition, an equivalent number of two-year warrants were issued at an exercise price of $5.08 determined at the time of issue. The fair value of the two-year warrants was recorded as $111,058, estimated using the Black-Scholes pricing model (Note 9).

The Corporation executed and finalized three option purchase agreements for 100% interest in the Wildcat project (Note 4(d)) in October 2003. On October 28, 2003, the Corporation purchased patented mining claims and exploration data and issued 50,000 Common Shares of the Corporation as consideration upon the closing of the transaction recorded at a fair value of $211,500.

On August 29, 2002, the Corporation issued 303,030 Common Shares valued at $962,000 as partial consideration for the acquisition of the Paredones Amarillos project (Note 4(g)). In addition, 303,030 two-year warrants were issued and the fair value was recorded as $250,000. The Corporation incurred approximately $18,000 in direct costs connected with the issuance of these units.

On October 7, 2002, the Corporation issued 197,740 Common Shares valued at $605,000 as partial consideration for the acquisition of the Maverick Springs (Note 4(a)) and Mountain View (Note 4(b)) projects. In addition, 197,740 two-year warrants were issued and the fair value was recorded as $95,000. The Corporation incurred approximately $22,000 in direct costs connected with the issuance of these units.

(h)   Common Shares issued for service, net

Pursuant to an agreement executed August 22, 2002, with Endeavour Financial Corporation Inc. ("Endeavour"), Endeavour provided financial advisory services to the Corporation for a monthly fee of $10,000. The monthly fee was payable by the issuance to Endeavour of a non-transferable convertible promissory note, which was automatically converted into Common Shares of the Corporation at a price per share equal to the weighted average closing price of the Common Shares on the American Stock Exchange on the last 10 trading days of the month prior to the business day on which the fee became due. The term of the agreement was not to exceed one year and it expired during the quarter ended September 30, 2003. During the twelve months ended December 31, 2003, the Corporation issued 23,495 Common Shares valued at $85,000 to Endeavour under the terms of this agreement.

During the twelve months ended December 31, 2002, the Corporation issued 10,869 Common Shares valued at $35,000 and recorded a liability of $10,000 for services provided by Endeavor during 2002.

9. Warrants

Further to Note 8, warrants granted and outstanding are summarized in the following table.

	Warrants granted(1)	Valuation (000's)	Warrants exercised	Warrants outstanding	Weighted average exercise price (U.S. $)		Expiry date	Weighted average remaining life (yrs)
As of December 31, 2001	—	$—	—	—	$—			—
Private placement February- March 2002	3,999,986	—	(679,736)	3,320,251	1.50		Feb-Mar-07	4.2
Private placement December 2002	1,000,000	—	—	1,000,000	3.04	(2)	Dec-04	1.9
Acquisition of Paredones Amarillos	303,030	250	—	303,030	4.40		Aug-04	1.7
Acquisition of Maverick Springs and Mtn. View	197,740	95	—	197,740	4.43		Oct-04	1.8

Total 2002	5,500,756	345	(679,736)	4,821,021	2.12
As of December 31, 2002	5,500,756	345	(679,736)	4,821,021	2.12
Private placement February 2003	1,400,000	—	(190,000)	1,210,000	3.14	(3)	Feb-07	3.1
Private placement February- March 2002	—	—	(994,753)	(994,753)	1.50		Feb-Mar-07	3.2
Private placement December 2002	—	—	(916,673)	(916,673)	3.04	(2)	Dec-04	0.9
Acquisition of Maverick Springs and Mtn. View	122,923	111	—	122,923	5.08		Oct-05	1.8

Total 2003	1,522,923	111	(2,101,426)	(578,503)	2.32

As of December 31, 2003	7,023,679	$456	(2,781,162)	4,242,518	$2.46

(1)
Each warrant entitles the holder to purchase one common share.

(2)
The exercise price increased to $3.45 in December 2003.

(3)
The exercise price increases to $3.56 in February 2004.

During the acquisition of the Maverick Springs (Note 4(a)) and Mountain View (Note 4(b)) projects, 122,923 two-year warrants were issued at an exercise price of $5.08. The fair-value of the two-year warrants was recorded as $111,058, estimated using the Black-Scholes option pricing model.

10. Options to purchase Common Shares

Common Share options issued to non-employees

In December 2003, 10,000 stock options of the Corporation were granted to a non-employee consultant and have been recorded at an estimated fair value of $28,941 using the Black-Scholes option pricing model.

Under the Corporation's Stock Option Plan, 20,000 fully vested stock options were granted to non-employee consultants of the Corporation in December 2002 and have been recorded at an estimated fair-market value of $24,602 using the Black-Scholes option pricing model. During the year ended

December 31, 2003, 10,000 of these options were forfeited and an amount of $13,000 was transferred to contributed surplus.

Common Share options granted under Stock Option Plan

Under the Corporation's Stock Option Plan (the "Plan"), the Corporation may grant options to directors, officers, employees and consultants of the Corporation or its subsidiaries, for up to 1,000,000 Common Shares. Under the Plan, the exercise price of each option shall not be less than the market price of the Corporation's stock on the date preceding the date of grant, and an option's maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between the Corporation and the optionee. Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board.

At December 31, 2003, 735,125 Common Shares were reserved for issuance under options granted to directors, officers, employees and non-employees. The total number of options outstanding represents 5.0% of issued capital with prices ranging from approximately U.S.$1.86 to U.S.$4.54 and remaining lives of 2.6 to 7.4 years. These options expire as follows:

Year of expiration	2004	2005	2006	2007	2008	2009	2010	2011	Total
Number of options	—	—	8,571	516,554	200,000	5,000	—	5,000	735,125

The following tables summarize information about stock options under the Plan:

	2003		2002		2001
	Number of Shares	Weighted Average Price (Cdn $)	Number of Shares	Weighted Average Price (Cdn $)	Number of Shares	Weighted Average Price (Cdn $)
Outstanding—December 31, 2002	662,000	$4.32	75,000	$3.63	87,900	$4.24
Granted	210,000	5.60	649,500	4.37	21,250	2.40
Exercised	(119,375)	3.95	(17,500)	3.07	—	—
Expired	—	—	—	—	—	—
Forfeited	(17,500)	5.19	(45,000)	4.37	(34,150)	4.44

Outstanding—December 31, 2003	735,125	$3.80	662,000	$4.32	75,000	$3.63

Exercisable	640,125	$4.36	172,500	$4.19	75,000	$3.63

			Options Exercisable
Options Outstanding
				Number exercisable as of Dec. 31, 2003
Weighted Average Exercise Price (Cdn $)	Number outstanding as of Dec. 31, 2003	Weighted Average Remaining Life (years)	Weighted Average Exercise Price (Cdn $)		Weighted Average Remaining Life (years)
$3.00	5,000	7.4	$3.00	5,000	7.4
4.37	488,875	2.6	4.37	488,875	2.6
4.40	20,000	4.5	4.40	10,000	4.5
4.53	10,000	4.2	4.53	10,000	4.2
4.70	26,250	3.2	4.70	26,250	3.2
5.00	5,000	5.2	5.00	5,000	5.2
5.19	10,000	3.9	5.19	10,000	3.9
5.83	30,000	4.8	5.83	15,000	4.8
5.87	140,000	4.8	5.87	70,000	4.8

$3.80	735,125		$4.37	640,125

Under the Plan, 200,000 stock options were granted to officers, employees and directors of the Corporation during 2003. Of the options granted, 80,000 vested immediately upon grant and the remaining 120,000 will vest one year from the grant date. In December 2003, 10,000 stock options were granted to a non-employee of the Corporation for services provided, and these options have been fully expensed in the period granted, commensurate with the Corporation's accounting policies.

During 2003, stock options granted to a non-employee in December of 2002 were forfeited in January 2003. The recorded expense from the forfeiture has been reclassified to contributed surplus.

Compensation expense for options granted to officers, employees and directors, which vest over time, is recognized over the vesting period. Had compensation expense been recorded using the fair-value method for the stock options granted, the Corporation's loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

	Year ended December 31
	2003	2002
Net Loss—as reported (000's)	$(2,745)	$(2,775)
Net Loss—pro forma (000's)	(3,230)	(3,261)
Loss per share—as reported	$(0.22)	$(0.41)
Loss per share—pro forma	(0.25)	(0.48)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants:

	Year ended December 31
	2003	2002
Expected volatility	80.0%	50.0%
Risk-free interest rate	Range from 2.51% to 3.16%	3.5%
Expected lives	5 years	3 to 5 years
Dividend yield	0%	0%

Option pricing models require the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Corporation's stock options.

11. Cost recoveries related to USF&G lawsuit

During the year ended December 31, 2001, the Corporation provided approximately $814,000 in respect of a lawsuit by USF&G. During the year ended December 31, 2002, the Corporation settled the lawsuit for approximately $20,000 less than originally provided for, and also received marketable securities, valued at $220,000 at the time of receipt, related to the settlement.

12. Commitments and contingencies

The Corporation is required to provide financial assurance of $6.8 million in respect of reclamation and site closure obligations at the Hycroft mine (Note 7). The Corporation has been requested to pledge collateral to provide this bonding. Subsequent to the year-end, the Corporation reached an agreement for a new bond package (Note 20).

13. Financial instruments

The recorded value of the Corporation's cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities and other, approximate their fair-market values due to the relatively short periods to maturity. At December 31, 2003, marketable securities are carried at a cost of $31,000, with a quoted market value of $261,000.

14. Supplemental cash flow disclosure and material non-cash transactions

As of December 31, 2003 and 2002, all of the Corporation's cash was held in liquid bank deposits.

	Years ended December 31
Supplemental cash flow disclosure ($ 000's)
	2003	2002	2001
Cash paid (received) during the year for:
Interest Expense	—	14	21

	Non-cash consideration given during 2003
Material non-cash transactions ($000's)	Equity units	Future equity units(1)	Future cash payments(2)	Settlement of a liability	Total
Investing and financing activities:
Hasbrouck/Three Hills—Note 4(e)	$—	$—	$200	$—	$200
Maverick Springs—Note 8(g)	500	—	—	—	500
Maverick Springs—Note 8(g)	111	—	—	—	111
Endeavour—Note 8(h)	85	—	—	—	85

	$696	$—	$200	$—	$896

(1)
Included in Payables to be settled with equity

(2)
Included in Accrued liabilities and other

	Non-cash consideration given during 2002
Material non-cash transactions ($000's)	Equity units	Future equity units(1)	Future cash payments(2)	Settlement of a liability	Total
Investing activities:
Paredones Amarillos—Note 8(g)	$1,212	$—	$320	$—	$1,532
Maverick Springs—Note 4(a)	500	500	—	—	1,000
Mountain View—Note 8(g)	200	—	—	—	200
Asset disposal	—	—	—	(103)	(103)

	$1,912	$500	$320	$(103)	$2,629

(1)
Included in Payables to be settled with equity

(2)
Included in Accrued liabilities and other

There were no significant non-cash transactions during the year-ended December 31, 2001.

15. Income taxes

(a)        A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Corporation's effective income tax expenses (recovery) is as follows:

	Years ended December 31
	2003	2002	2001
Income taxes at statutory rates	$(1,074)	$(1,141)	$(1,412)
Increase (decrease) in taxes from:
Permanent differences	222	2	2
Differences in foreign tax rates	114	198	270
Benefit of loss not recognized	738	941	1,140

	$—	$—	$—

(b)        Future income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company's future tax assets as at December 31, are as follows:

	December 31
Future income tax assets
	2003	2002
Excess tax value over carrying value of property, plant and equipment	$9,803	$9,152
Operating and capital loss carryforwards	14,997	15,606
Accrued reclamation provision	1,409	1,404

	26,209	26,162
Valuation allowance for future tax assets	(26,209)	(26,162)

Total	$—	$—

(c)        The Corporation has available income tax losses of approximately $42 million, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

	Canada	United States	Total
2004	$2,040	$1,373	$3,413
2005	9,231	—	9,231
2006	758	—	758
2007	552	—	552
2008	555	388	943
2009	539	11	550
2010	643	5,106	5,749
2011	—	9,415	9,415
2019	—	5,301	5,301
2020	—	310	310
2021	—	1,965	1,965
2022	—	1,726	1,726
2023	—	2,024	2,024

	$14,318	$27,619	$41,937

16. Retirement plan

The Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent U.S. employees. The Corporation makes contributions of up to 4% of eligible employees' salaries. The Corporation's contributions were as follows: 2003—$38,250, 2002 — $20,796; and 2001—$28,764.

17. Segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects. These activities are focused principally in North America and South America. Substantially all related costs are incurred in the United States. The Corporation reported no revenues in 2003 and 2002. Revenues in 2001 were earned in the United States. Geographic segmentation of capital assets is provided in Notes 4 and 5.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tabular information set out below is in thousands of United States dollars, except as otherwise stated.

18. Differences between Canadian and United States' generally accepted accounting principles

The significant differences between generally accepted accounting principles ("GAAP") in Canada and in the United States, as they relate to these financial statements are as follows:

  (a)
  Under Canadian corporate law, the Corporation underwent a capital reduction in connection with the amalgamation of Granges, Inc. ("Granges") and Hycroft Resources & Development, Inc. whereby share capital and contributed surplus were reduced to eliminate the consolidated accumulated deficit of Granges as of December 31, 1994, after giving effect to the estimated costs of the amalgamation. Under U.S. corporate law, no such transaction is available and accordingly is not allowed under U.S. GAAP.

  (b)
  In 2000, the carrying values of certain long-lived assets exceeded their respective undiscounted cash flows. Following Canadian GAAP at that time, the carrying values were written down using the undiscounted cash flow method. Under U.S. GAAP, the carrying values were written down to their fair values using the discounted cash flow method, giving rise to a difference in the amounts written down.

  (c)
  Under U.S. GAAP, items such as unrealized gains and losses on marketable securities are required to be shown separately in the derivation of comprehensive income.

  (d)
  In 2000 and 2001, the Corporation recognized revenue upon adsorption of gold onto carbon. In accordance with U.S. GAAP, revenue is not recorded before title is passed. In 2002, proceeds from gold sales of $150,000 were recognized for U.S. GAAP and credited to 'Exploration, property evaluation and holding costs'.

  (e)
  Special warrants issued to the agent as compensation for its services in connection with the March 2002 Debenture Offering (Note 8(c)) are valued and included as a financing cost of the related debentures. The conversion feature of the Debenture Offering (the Beneficial Conversion Feature) was in the money at the date of issue. The debentures were fully converted on September 19, 2002 (Note 8(c)); accordingly the fair value of the Beneficial Conversion Feature is recognized as a charge to net loss and as an addition to contributed surplus.

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

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

Consolidated Statements of Loss

	Year ended December 31,
(U.S. $000's, except per share data)				Cumulative during Exploration Stage
	2003	2002	2001
Net loss—Canadian GAAP	$(2,745)	$(2,775)	$(3,275)	$(5,520)
Realized loss on marketable securities (c)	(85)	—	—	(85)
Unrealized loss on marketable securities (c)	—	85	—	85
Revenue recognition (d)	—	—	81	—
Exploration, property evaluation and holding costs (f)	(550)	(87)	—	(637)
Financing costs (e)	—	(222)	—	(222)
Beneficial conversion feature (e)	—	(2,774)	—	(2,774)

Net loss—U.S. GAAP	(3,380)	(5,773)	(3,194)	(9,153)
Unrealized (loss) gain on marketable securities (c)	315	(85)	—	230

Comprehensive loss—U.S. GAAP	$(3,065)	$(5,858)	$(3,194)	$(8,923)

Basic and diluted loss per share—U.S. GAAP	$(0.26)	$(0.85)	$(0.70)

The significant differences in the consolidated balance sheets as at December 31, 2003 and 2002 relative to U.S. GAAP were:

Consolidated Balance Sheets

	December 31, 2003			December 31, 2002
(U.S. $ 000's)	Per Cdn. GAAP	Cdn/U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn/U.S. Adj.	Per U.S. GAAP
Current assets	$6,485	$230	$6,715	$4,105	$—	$4,105
Restricted cash	1,684	—	1,684	—	—	—
Property, plant and equipment (b,f)	18,111	(8,424)	9,687	16,583	(7,874)	8,709

Total assets	$26,280	$(8,194)	$18,086	$20,688	$(7,874)	$12,814

Current liabilities	408	—	408	598	—	598
Long term liabilities	4,169	—	4,169	4,665	—	4,665

Total liabilities	4,577	—	4,577	5,263	—	5,263
Capital stock (a)	138,458	76,754	215,212	129,575	76,754	206,329
Special warrants (e)	—	222	222	—	222	222
Contributed surplus (a)	13	5,560	5,573	—	5,560	5,560
Warrants and options	497	—	497	370	—	370
Other comprehensive income (loss) (c)	—	230	230	—	(85)	(85)
Deficit (a,b,d,f)	(117,265)	(90,960)	(208,225)	(114,520)	(90,325)	(204,845)

Total shareholders' equity	21,703	(8,194)	13,509	15,425	(7,874)	7,551

Total liabilities & shareholders' equity	$26,280	$(8,194)	$18,086	$20,688	$(7,874)	$12,814

Statement of Changes in Shareholders' Equity under U.S. GAAP

(U.S. $ 000's)	Capital stock	Special warrants	Warrants and options	Contributed surplus	Deficit	Other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2000	$197,900	$—	$—	$2,786	$(195,878)	$—	$4,808
Net Loss	—	—	—	—	(3,194)	—

Balance at December 31, 2001	$197,900	$—	$—	$2,786	$(199,072)	$—	$1,614
Issued during the year (Note 8)	8,429	—	—	—	—	—	8,429
Special warrants (e)	—	222	—	—	—	—	222
Contributed surplus (e)	—	—		2,774	—	—	2,774
Warrants & options	—	—	370	—	—	—	370
Other comprehensive loss (c)	—	—	—	—	—	(85)	(85)
Net Loss	—	—	—	—	(5,773)	—	(5,773)

Balance at December 31, 2002	$206,329	$222	$370	$5,560	$(204,845)	$(85)	$7,551
Issued during the year (Note 8)	8,883	—	—	—	—	—	8,883
Warrants and options	—	—	127	—	—	—	127
Contributed surplus	—	—	—	13	—	—	13
Other comprehensive loss (c)	—	—	—	—	—	315	315
Net Loss	—	—	—	—	(3,380)	—	(3,380)

Balance at December 31, 2003	$215,212	$222	$497	$5,573	$(208,225)	$230	$13,509

The Corporation applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans in its U.S. GAAP presentations. If compensation cost for the Corporation's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123, the Corporation would have recorded additional compensation expense of $483,000, $486,000 and $20,000 in 2003, 2002 and 2001, respectively. Accordingly, the consolidated net loss and loss per share under U.S. GAAP would have increased to the pro-forma amounts indicated below:

	Year ended December 31,
	2003	2002	2001
Net Loss—as reported (000's)	$(3,380)	$(5,773)	$(3,194)
Net Loss—pro forma (000's)	(3,865)	(6,259)	(3,214)
Loss per share—as reported	$(0.26)	$(0.85)	$(0.70)
Loss per share—pro forma	(0.30)	(0.93)	(0.71)

Impact of recently issued accounting standards

In April 2003, U.S. Financial and Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149) which is primarily effective for contracts entered into or modified after June 30, 2003. The statement amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), for certain decisions made by the FASB as part of the Derivatives Implementation Group process and incorporates clarifications of the definition of a derivative. Adoption of SFAS No. 149 will not impact the Corporation's financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). This statement establishes standards for how an issuer should classify and measure certain financial instruments having characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain cases). Prior to the issuance of SFAS 150, many issuers classified such instruments as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the Corporation's Consolidated Financial Statements because the Corporation does not have any financial instruments with characteristics of both liabilities and equity.

The Canadian Institute of Chartered Accountants ("CICA") has issued amendments to Section 3850—"Stock-based Compensation and Other Stock-based Payments," which require an expense to be recognized in financial statements for all forms of employee stock-based compensation, including stock options. The Corporation will be required to adopt the standard on January 1, 2004, which will result in compensation expense on stock options granted to directors and employees, previously only disclosed on a pro-forma basis to be charged to earnings.

The CICA has issued Accounting Guideline 13—"Hedging Relationships" which establishes certain conditions regarding when hedge accounting may be applied which is effective for the Corporation's fiscal year beginning January 1, 2004. The Corporation does not expect the adoption of this guideline to have a material impact on the Corporation's financial position or results.

The CICA has issued Accounting Guideline 15, "Consolidation of Variable Interest Entities," which will be effective for annual and interim periods beginning on or after January 1, 2004. This Guideline addresses the application of consolidation principles to entities that are subject to control on a basis other than ownership of voting interests. The Corporation does not expect the adoption of this Guideline to have a material impact on the Corporation's financial position or results of operations.

19. Related party transactions

Global Resource Investments Ltd.

On February 7, 2003, the Corporation completed a $3.4 million private placement financing of Special Warrants (Note 8). The Corporation retained Global Resource Investments Ltd. ("Global") to find investors to purchase the Special Warrants and paid Global a cash commission of $340,200, equal to 10% of the proceeds of the Special Warrant Offering as consideration for Global's services. In addition, the Corporation agreed to pay reasonable legal costs incurred by Global in connection with the Special Warrant Offering up to a maximum of $15,000. The Corporation understands that all of the shares of Global are beneficially owned by an individual that beneficially owned approximately 19.4% of the Common Shares of the Corporation as at February 7, 2003.

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc., ("SSRI") an option to acquire the Corporation's interest in the silver mineralized material hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director. Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, and SSRI will pay the Corporation $1.5 million over four years including a cash payment of $300,000 at closing. The remaining $1.2 million will be used by the Corporation to fund exploration programs, land holding costs and option payments on the Maverick Springs project. At the time the transaction was completed, SSRI paid the Corporation $488,891, comprised of the required $300,000 payment due at closing plus $188,891 in exploration costs incurred through December 31, 2002. As of December 31, 2003, included in current assets is a receivable amount due from SSRI in the amount of $407,135 (2002—nil) to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

20. Subsequent events

Hycroft Bonding Requirement

In December 2003, the Corporation's wholly-owned subsidiary Hycroft Resources & Development, Inc. ("HRDI") reached agreement with member companies of American International Group, Inc. for a new bond package for the Hycroft mine which includes an insurance component and covers all existing reclamation liabilities at Hycroft. The new bond calls for an initial payment of $4.0 million and two additional payments of $1.3 million each due July 22, 2004 and December 22, 2004. The Corporation has remitted payment of $2.3 million and assigned letters of credit for $1.7 million to be applied to the initial payment amount. Pending approval of the new bonding instrument by the U.S. Bureau of Land Management, Nevada State Office ("BLM"), the new insurance/assurance bonding instrument will replace the existing bond made up of a $5.1 million non-cash collaterized bond from American Home Assurance Company, letters of credit of $1.7 million posted directly with the BLM and the existing indemnity agreement between the Corporation and its HRDI subsidiary.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

The principal executive and financial officer has evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based on the evaluation, the principal executive and financial officer concluded that the disclosure controls and procedures in place are adequate to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Corporation's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning the Corporation's directors will be contained in the Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the United States Securities Exchange Act of 1934 for the 2004 Annual General Meeting of Shareholders (the "Proxy Statement") under the caption "Particulars of Matters to be Acted Upon—Election of Directors" and is incorporated herein by reference.

Information concerning the Corporation's executive officer is furnished following Item 4 of Part I hereof under the caption "Executive Officer of the Corporation".

Information concerning the Corporation's audit committee, including designation of the "Audit Committee Financial Expert" under applicable Securities and Exchange Commission rules, will be contained in the Proxy Statement under the captions "Corporate Governance—Committees of the Board of Directors and Meetings" and "—Audit Committee Report" and is incorporated herein by reference.

Information concerning certain filing obligations under the federal securities laws applicable to directors and executive officers of the Corporation, and holders of more than 10% of the Corporation's Common Shares, will be contained in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

The Corporation has adopted a code of ethics that applies to all its directors, officers and employees. This code is publicly available on the Corporation's website at www.vistagold.com. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable United States Securities and Exchange Commission rules will be disclosed on the Corporation's website.

ITEM 11.    EXECUTIVE COMPENSATION.

Information concerning this item will be contained in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning this item will be contained in the Proxy Statement under the caption "Particulars of Matters to be Acted Upon—Appointment of Auditors—Fees Paid to Auditors and their Independence from the Corporation" and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.
Report of Independent Accountants dated February 16, 2004.

2.
Consolidated Balance Sheets—At December 31, 2003 and 2002.

3.
Consolidated Statements of Loss—Years ended December 31, 2003, 2002, and 2001.

4.
Consolidated Statements of Deficit—Years ended December 31, 2003, 2002 and 2001.

5.
Consolidated Statements of Cash Flows—Years ended December 31, 2003, 2002, and 2001.

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

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Articles of Continuation filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
3.02	By-Law No. 1 of Vista Gold filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
3.04	Amended By-Law No. 1 of Vista Gold (File No.1-9025)
10.01	Lease and Option dated July 1, 1985 between Henry C. Crofoot, trustee, and Hycroft Resources—Development Inc. (Crofoot Patented Claims), as amended, filed as Exhibit 10.8 to Granges' Registration Statement on Form S-1, as amended, and incorporated herein by reference (File No. 33-17974)
10.02	Lease and Option dated July 1, 1985, between Henry C. Crofoot, trustee, and Hycroft Resources—Development Inc. (Crofoot Unpatented Claims), as amended, filed as Exhibit 10.9 to Granges' Registration Statement on Form S-1, as amended, and incorporated herein by reference (File No. 33-17974)
10.03	Lewis Mine Lease and Assignment Agreement included in the Assignment of Mining Lease dated January 23, 1987 among Standard Slag Company, Hycroft Lewis, Hycroft Resources Corporation and Granges, filed as Exhibit 10.7 to Granges' Registration Statement on Form S-1, as amended, and incorporated herein by reference (File No. 33-17974)
10.04	Amendment Agreement dated January 14, 1988, among Henry C. Crofoot et al and Hycroft Resources—Development Inc. filed as Exhibit 10.13 to Granges' Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended, and incorporated herein by reference (File No. 1-9025)

10.05	Lewis Hycroft Agreement dated January 10, 1989, among Frank W. Lewis, Hycroft Lewis and Hycroft Resources—Development Inc. filed as Exhibit 10.16 to Granges' Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended, and incorporated herein by reference (File No. 1-9025)
10.06	Second Amendment Agreement dated March 3, 1989, among Henry C. Crofoot et al and Hycroft Resources—Development Inc. filed as Exhibit 10.24 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
10.07	Second Lewis-Hycroft Agreement dated March 15, 1991 among Frank W. Lewis, Granges, Hycroft Resources—Development Inc. and Hycroft Lewis filed as Exhibit 10.20 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
10.08	Third Amendment Agreement dated August 16, 1991 among Henry C. Crofoot et al, Hycroft Resources & Development Inc. and Blackrock Properties, Inc. filed as Exhibit 10.25 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
10.09	Amalgamation Agreement dated February 24, 1995 between Granges and Hycroft Inc. included in the Joint Management Information Circular of Granges and Hycroft Inc. filed as Exhibit 20.1 to the Form 8-K dated May 1, 1995 and incorporated herein by reference (File No. 1-9025)
10.10	Exploration and Purchase Option Agreement effective June 7, 1996 between Granges and L.B. Mining filed as Exhibit 2.01 to the Form 20-F for the year ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
10.11	Stock Option Plan of Vista Gold dated November 1996 as amended in November 1998 and in May 2003 filed as Schedule B to the Corporation's definitive Proxy Statement as filed with the Commission on March 28, 2003 and incorporated herein by reference (File No. 1-9025)
10.12	Sale Agreement dated January 31, 2000 on one hand between David O'Connor and Vista Gold and on the other hand Empresa Minera Multiple Capacirca filed as Exhibit 10.36 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference (File No. 1-9025)
10.13	Employment Agreement dated September 8, 2000 between Vista Gold and Ronald J. McGregor filed as Exhibit 10.37 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference (File No. 1-9025)
10.14	Agency Agreement dated February 1, 2002 between Vista Gold and Global Resource Investments Ltd. filed as Exhibit 10.38 to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference (File No. 1-9025)
10.15	Amendment Agreement dated March 18, 2002 between Vista Gold and Global Resource Investments Ltd. filed as Exhibit 10.39 to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference (File No. 1-9025)
10.16	Share Purchase Agreement dated August 29, 2002 between Vista Gold and Viceroy Minerals Corporation
10.17	Purchase Agreement dated October 7, 2002 between Vista Gold and Newmont Mining Corporation
10.18	Finder's Fee Agreement and Indemnity Agreement dated December 31, 2002 between Vista Gold and Global Resource Investments Ltd.

10.19	Joint Venture Agreement dated June 9, 2003 between Vista Gold and Maverick Silver Inc., a subsidiary of Silver Standard Resources Inc.
10.20	Data Purchase, Production Payment Grant and Option to Purchase Production Payment Agreement dated August 1, 2003 between Vista Gold and Enrique Gaitan Maumejean
10.21	Contract of Assignment of Rights dated September 26, 2003 between Minera Paredones Amarillos and Enrique Gaitan Maumejean
10.22	Option to Purchase Agreement dated September 23, 2003 between Vista Gold and Monex Exploration
10.23	Purchase Agreement dated October 28, 2003 between Vista Gold and Sagebrush Exploration, Inc.
10.24	Option to Purchase Agreement dated October 12, 2003 between Vista Gold and David C. and Judy Ahlquist Mough
21	Subsidiaries of the Corporation
23.1	Consent of PricewaterhouseCoopers LLP, independent auditors
23.2	Consent of Mine Reserve Associates, Inc.
23.3	Consent of Snowden Mining Industry Consultants
23.4	Consent of Mine Development Associates
23.5	Consent of Pincock, Allen & Holt
23.6	Consent of Resource Development Inc.
23.7	Consent of Mineral Resources Development, Inc.
24	Powers of Attorney
31	Certification of Disclosure as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

The following reports were filed under cover of Form 8-K during the quarter ended December 31, 2003:

1.
Report dated September 29, 2003, pursuant to Item 5, regarding a proposed $6.1 million private placement.

2.
Report dated October 15, 2003, pursuant to Item 5, regarding suspension of the proposed $6.1 million private placement.

3.
Report dated October 30, 2003, pursuant to Item 5, regarding signing of agreements to purchase the Wildcat gold project and initiation of drilling at the Mountain View property.

4.
Report dated November 19, 2003, pursuant to Item 5, regarding acquisition of an option to acquire the Yellow Pine gold project, completion of a technical study on the Yellow Pine project, and the Corporation's third quarter results.

5.
Report dated November 26, 2003, pursuant to Item 5, regarding the results of exploration drilling at the Maverick Springs project.

6.
Report dated December 16, 2003, pursuant to Item 5, regarding an option agreement to sell the Amayapampa project.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP.
Dated: March 30, 2004	By: /s/ Ronald J. McGregor

Ronald J. McGregor,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 30, 2004	By: /s/ Ronald J. McGregor

Ronald J. McGregor,
President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Ronald J. McGregor Ronald J. McGregor	Director	March 30, 2004
* John M. Clark	Director	March 30, 2004
* C. Thomas Ogryzlo	Director	March 30, 2004
* Michael B. Richings	Director	March 30, 2004
* Robert A. Quartermain	Director	March 30, 2004
*By: /s/ Ronald J. McGregor

Ronald J. McGregor Attorney-in-Fact

Exhibit 21

SUBSIDIARIES OF VISTA GOLD CORP.

Name of Subsidiary	Jurisdiction of Organization
Vista Gold Holdings Inc.(1)	Nevada
Vista Gold U.S. Inc.(2)	Delaware
Vista Nevada Corp.(2)	Nevada
Idaho Gold Resources LLC(2)	Idaho
Hycroft Resources & Development, Inc.(2)	Nevada
Hycroft Lewis Mine, Inc.(3)	Nevada
Granges Inc.(1)	British Columbia, Canada
Minera Paredones Amarillos S.A. de C.V.(1)	Mexico
Vista Gold (Antigua) Corp.(1)	Antigua
Compania Inversora Vista S.A.(4)	Bolivia
Minera Nueva Vista S.A.(5)	Bolivia
Compania Exploradora Vistex S.A.(5)	Bolivia
(1)
100% owned by Vista Gold Corp.

(2)
100% owned by Vista Gold Holdings Inc.

(3)
100% owned by Hycroft Resources & Development, Inc.

(4)
100% owned by Vista Gold (Antigua) Corp.

(5)
100% owned by Compania Inversora Vista S.A.

Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-91254, 333-102384 and 333-104443) and in the related Prospectuses, and in the Registration Statement on Form S-8 (No. 333-105621) of Vista Gold Corp. (the "Company") of our report dated February 16, 2004, relating to the consolidated financial statements of the Company included in this Annual Report on Form 10-K for the year ended December 31, 2003.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, BC, Canada
March 30, 2004

Exhibit 24

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald J. McGregor, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name and/or his behalf, to do any and all acts and things and to execute any and all instruments which said attorney-in-fact and agent may deem necessary or advisable to enable Vista Gold Corp. to comply with the Securities Exchange Act of 1934, as amended (the "Act"), and any rules, regulations or requirements of the Securities and Exchange Commission in respect thereof, including, without limitation, the power and authority to sign his name in any and all capacities (including his capacity as a Director and/or Officer of Vista Gold Corp.) to the Annual Report on Form 10-K of Vista Gold Corp. for the fiscal year ended December 31, 2003 and the undersigned hereby ratifies and confirms all that said attorney-in-fact and agent, or any substitute or substitutes for him, shall lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned have subscribed these presents on the dates stated.

Signature	Title	Date
/s/ John M. Clark John M. Clark	Director	March 25, 2004
/s/ Michael B. Richings Michael B. Richings	Director	March 25, 2004
/s/ C. Thomas Ogryzlo C. Thomas Ogryzlo	Director	March 25, 2004
/s/ Robert A. Quartermain Robert A. Quartermain	Director	March 25, 2004

Exhibit 31

CERTIFICATION

I, Ronald J. McGregor, certify that:

1.    I have reviewed this annual report on Form 10-K of Vista Gold Corp.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [omitted pursuant to Transition Period provisions at Section III of Release 34-47986 of the Securities and Exchange Commission entitled "Management's Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports"] for the registrant and have:

  (a)
  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

  (b)
  [omitted pursuant to Transition Period provisions at Section III of Release 34-47986 of the Securities and Exchange Commission entitled "Management's Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports"];

  (c)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d)
  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.    I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a)
  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: March 30, 2004	/s/ Ronald J. McGregor Ronald J. McGregor, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit 32

STATEMENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Vista Gold Corp. (the "Corporation") on Form 10-K for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Corporation does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: March 30, 2004	/s/ Ronald J. McGregor Ronald J. McGregor, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Corporation and will be retained by the Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

QuickLinks

TABLE OF CONTENTS
GLOSSARY
USE OF NAMES
CURRENCY
METRIC CONVERSION TABLE
UNCERTAINTY OF FORWARD-LOOKING STATEMENTS
PART I
PART II
PART III
PART IV
SIGNATURES
SUBSIDIARIES OF VISTA GOLD CORP.
CONSENT OF INDEPENDENT ACCOUNTANTS
POWER OF ATTORNEY
CERTIFICATION
STATEMENT PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002