Form 10-Q
period 2004-03-31
VISTA GOLD CORP
filed 2004-05-17
CIK 783324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9025

VISTA GOLD CORP.
(Exact name of registrant as specified in its charter)

Continued under the laws of the Yukon Territory, Canada	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
7961 Shaffer Parkway Suite 5 Littleton, Colorado (Address of principal executive offices)	80127 (Zip Code)
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

Yes  ☒                   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐                   No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

15,549,048

Common Shares, without par value, outstanding at May 17, 2004

VISTA GOLD CORP.
(An Exploration Stage Enterprise)
FORM 10-Q
For the Quarter Ended March 31, 2004

INDEX

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS — UNAUDITED

(U.S. dollars in thousands)	March 31, 2004	December 31, 2003
Assets:
Cash and cash equivalents	$4,838	$5,520
Marketable securities	46	31
Accounts receivable — Note 12	186	642
Supplies inventory, prepaids and other	283	292

Current assets	5,353	6,485
Restricted cash — Note 3	3,971	1,684
Mineral properties — Note 4	16,711	16,598
Plant and equipment — Note 5	1,491	1,513

	18,202	18,111

Total assets	$27,526	$26,280

Liabilities and Shareholders' Equity:
Accounts payable	$55	$26
Accrued liabilities and other	384	382

Current liabilities	439	408
Accrued reclamation and closure costs — Note 9	4,171	4,169

Total liabilities	4,610	4,577

Capital stock, no par value: — Note 6
Preferred — unlimited shares authorized; no shares outstanding
Common — unlimited shares authorized; shares outstanding:
2004 — 15,171,018 and 2003 — 14,561,832	140,993	138,458
Warrants — Note 7	270	456
Options — Note 8	1,022	41
Contributed surplus	13	13
Deficit	(119,382)	(117,265)

Total shareholders' equity	22,916	21,703

Total liabilities and shareholders' equity	$27,526	$26,280

Nature of operations and going concern — Note 2
Commitments and contingencies — Note 9
Subsequent event — Note 13

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS — UNAUDITED

	Three Months Ended March 31		Cumulative during Exploration Stage
(U.S. dollars in thousands, except share data)	2004	2003
Costs and expenses:
Exploration, property evaluation and holding costs	$484	$342	$2,116
Corporate administration and investor relations	522	418	3,380
Depreciation, depletion and amortization	52	13	338
Provision for reclamation and closure costs	—	—	1,048
Interest (income)/expense	(17)	—	(3)
Gain on disposal of assets	(8)	—	(91)
Other expense (income)	(43)	(10)	(345)
Stock based compensation — Note 1	156	—	210
Loss on currency translation	—	19	44
Gain on disposal of marketable securities	—	—	(149)
Write-down of marketable securities	—	33	118

Total costs and expenses	1,146	815	6,666

Net loss	$(1,146)	$(815)	$(6,666)

Weighted average number of shares outstanding	14,728,665	11,337,979
Basic and diluted loss per share	$(0.08)	$(0.07)

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF DEFICIT — UNAUDITED

	Three Months Ended March 31
(U.S. dollars in thousands)	2004	2003
Deficit, beginning of period, as previously reported	$(117,265)	$(114,520)
Stock-based compensation — Note 1	(971)	—

Deficit, beginning of period, as restated	(118,236)	(114,520)
Net loss	(1,146)	(815)

Deficit, end of period	$(119,382)	$(115,335)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31
			Cumulative during Exploration Stage
(U.S. dollars in thousands)	2004	2003
Cash flows from operating activities:
Loss for the period	$(1,146)	$(815)	$(6,666)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation, depletion and amortization	52	13	338
Provision for reclamation and closure costs	—	—	1,048
Reclamation and closure costs accrued/(paid), net	2	—	(11)
Stock based compensation	156	—	210
Gain on disposal of assets	(8)	—	(91)
Cost recoveries related to USF&G lawsuit	—	—	(240)
Write-down of marketable securities	—	33	118
Gain on sale of marketable securities	—	—	(149)
Loss on currency translation	—	19	44
Other non-cash items	—	30	120
Change in operating assets and liabilities:
Accounts receivable	456	(86)	(6)
Supplies inventory and prepaid expenses	9	108	18
Accounts payable and accrued liabilities	31	19	(1,036)

Net cash used in operating activities	(448)	(679)	(6,303)
Cash flows from investing activities:
Restricted cash — Note 3	(2,287)	(443)	(3,971)
Acquisition of marketable securities	(15)	(40)	(55)
Proceeds from sale of marketable securities	—	—	260
Additions to mineral properties, net	(113)	(245)	(3,047)
Additions to plant and equipment	(30)	(47)	(91)
Proceeds on disposal of fixed assets and supplies	8	—	254

Net cash used in investing activities	(2,437)	(775)	(6,650)
Cash flows from financing activities:
Net proceeds from private placements	—	2,902	8,646
Proceeds from exercise of warrants — Note 6	2,186	370	8,081
Proceeds from the exercise of stock options — Note 6	17	37	390

Net cash provided by financing activities	2,203	3,309	17,117
Net increase/(decrease) in cash and cash equivalents	(682)	1,855	4,164

Cash and cash equivalents, beginning of period	5,520	3,443	674

Cash and cash equivalents, end of period	$4,838	5,298	$4,838

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars unless specified otherwise)

1.    General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the "Corporation"), as of March 31, 2004, and for the three month period ended March 31, 2004, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 11, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States. In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made. These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, with the exception that on January 1, 2004, the Corporation adopted the fair value based method of accounting for stock-based compensation. Previously, the Corporation did not record any compensation cost on the granting of stock options to employees and directors as the exercise price was equal to or greater than the market price at the date of the grants. The adoption of the fair value method resulted in a cumulative increase of $971,000 to the opening deficit at January 1, 2004 and increases of $139,000 and $832,000 to common share capital and stock options, respectively, at January 1, 2004.

2.    Nature of operations and going concern

(a)
Nature of operations

The Corporation evaluates, acquires and explores gold exploration and potential development projects. As such, the Corporation is considered an Exploration Stage Enterprise and has been since January 1, 2002. The Corporation's approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, the Corporation looks for opportunities to improve the value of its gold projects through exploration drilling, and/or reengineering the operating assumptions underlying previous engineering work.

(b)
Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that the Corporation will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. At March 31, 2004, the Corporation holds working capital of $4.9 million which is not sufficient to satisfy current general and administrative activities, bonding requirements (Note 9) and property obligations for the remaining fiscal periods for 2004, aggregating $6.4 million. Therefore, there is substantial doubt about the Corporation's ability to continue as a going concern.

The Corporation is investigating the possibility of raising additional capital through private placements and, although management has been successful in the past, there can be no assurance that it will be able to raise additional capital in the future. The Corporation continues to actively pursue alternatives to monetize its assets and attract other investors. Additional liquid cash assets have been obtained since the balance sheet date through to April 30, 2004, consisting of approximately $628,443 from the exercise of warrants issued during previous private placements.

The ability of the Corporation to continue as a going concern and to realize the carrying values of its assets and discharge its liabilities and obligations when due is dependent upon the successful completion of the planned actions or other alternatives noted above. Management believes successful completion of raising additional capital will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements. These financial statements do not give effect to any adjustments, which may be necessary should the Corporation be unable to continue as a going concern and such adjustments may be material.

3.    Restricted cash

The Corporation has paid $2.3 million and assigned collateralized letters of credit for $1.7 million, for an aggregate amount of $4.0 million, for a new bonding instrument provided by member companies of American International Group, Inc. which includes an insurance component and covers all existing reclamation liabilities at the Hycroft mine (Note 9).

4.    Mineral properties

	2003	2004
($000's)	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Cost recovery	Year to date activity	March 31, Ending Balance
Maverick Springs, United States	$1,143	$—	$—	$12	$(12)	$—	$1,143
Mountain View, United States	460	—	—	3	—	3	463
Long Valley, United States	193	—	—	—	—	—	193
Wildcat, United States	593	—	—	15	—	15	608
Hasbrouck and Three Hills, United States	353	—	—	—	—	—	353
Yellow Pine, United States	192	100	—	1	—	101	293
Paredones Amarillos, Mexico	2,443	—	—	5	—	5	2,448
Guadalupe de los Reyes, Mexico	511	—	—	—	—	—	511
Amayapampa, Bolivia	10,710	—	—	3	(20)	(17)	10,693
Other	—	6	—	—	—	6	6

	$16,598	$106	$—	$39	$(32)	$113	$16,711

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

5.    Plant and equipment

	March 31, 2004			December 31, 2003
($000's)	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net
Hycroft mine, United States	$12,031	$10,577	$1,454	$12,031	$10,528	$1,503
Corporate, United States	373	336	37	343	333	10

	$12,404	$10,913	$1,491	$12,374	$10,861	$1,513

6.    Capital stock

Common Shares issued and outstanding

	Number of shares issued	Capital stock ($000's)
As of December 31, 2003, as previously reported	14,561,832	$138,458
Stock-based compensation — Note 1	—	139

As of January 1, 2004, as restated	14,561,832	138,597

Warrants exercised, for cash — Note 7	604,186	2,186
Warrants exercised, fair value — Note 7	—	186
Stock options exercised, for cash — Note 8	5,000	17
Stock options exercised, fair value — Note 8	—	7

Issued during 2004	609,186	2,396

As of March 31, 2004	15,171,018	$140,993

7.    Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

	Warrants granted(1)	Valuation (000's)	Warrants exercised	Warrants outstanding	Weighted average exercise prices (U.S. $)		Expiry date	Weighted average remaining life (yrs)
As of December 31, 2003	7,023,679	$456	(2,781,162)	4,242,518	$2.46			—
Private placement February 2003	—	—	(190,000)	(190,000)	3.32	(1)	Feb-07	2.9
Private placement February- March 2002	—	—	(118,400)	(118,400)	1.50		Feb - Mar-07	3.0
Private placement December 2002	—	—	(70,786)	(70,786)	3.45	(2)	Dec-04	0.7
Acquisition of Paredones Amarillos	—	(186)	(225,000)	(225,000)	5.17		Aug-04	0.4

Total 2004	—	(186)	(604,186)	(604,186)	3.62

As of March 31, 2004	7,023,679	$270	(3,385,348)	3,638,332	$2.44

(1)
The exercise price increasd to $3.56 from $3.14 in February 2004

(2)
The exercise price increased to $3.45 in December 2003

8.    Stock options

The total number of options outstanding at the end of the quarter is 760,125 with exercise prices ranging from approximately $1.86 to $4.76 and remaining lives of 1.9 to 4.9 years. The total number of options outstanding represents 5.0% of issued capital.

Under the Corporation's Stock Option Plan, 30,000 stock options were issued to non-employees of the Corporation in March 2004 and have been recorded at an estimated fair value of $93,387 using the Black-Scholes option pricing model. In addition, compensation expense of $62,417 was recognized during the three-months ended March 31, 2004, for options previously granted and vesting over time.

	Number of Shares	Value
Outstanding — December 31, 2003	735,125	$41
Stock-based compensation — Note 1	—	832

As of January 1, 2004, as restated	735,125	873

Granted	30,000	93
Exercised	(5,000)	(7)
Vested, Fair Value	—	63

Outstanding — March 31, 2004	760,125	$1,022

Effective January 1, 2004, the Corporation adopted the fair value method of accounting for stock-based compensation (Note 1). Had compensation expense been recorded using the fair value method for the three months ended March 31, 2003, the Corporation's loss and loss per share would have been adjusted to the pro forma amounts indicated below:

March 31, 2003
Net Loss — as reported (000's)	$(815)
Stock-based compensation	(77)

Net Loss — pro forma (000's)	$(892)

Loss per share — as reported	$(0.07)
Loss per share — pro forma	$(0.08)

The fair value of stock options granted to employees and directors was estimated at the grant date based on the Black-Scholes option pricing model, using the following weighted average assumptions:

	March 2004	March 2003
Expected volatility	80.0%	50.0%
Risk-free interest rate	2.74%	3.50%
Expected lives (years)	5	3
Dividend yield	0%	0%

Option pricing models require the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Corporation's stock options.

9.    Commitments and contingencies

The Bureau of Land Management, Nevada State Office ("BLM") has required the Corporation to provide a total surety amount of $6.8 million for the approved Hycroft mine reclamation plan. In December 2003, the Corporation's wholly-owned subsidiary Hycroft Resources & Development, Inc. ("HRDI") reached agreement with member companies of American International Group, Inc. for a new bond package for the Hycroft mine which includes an insurance component and covers all existing reclamation liabilities at Hycroft. The new bond calls for an initial payment of $4.0 million and two additional payments of $1.3 million each due July 22, 2004, and December 22, 2004. The Corporation has remitted payment of $2.3 million and assigned letters of credit for $1.7 million to be applied to the initial payment amount. Pending approval of the new bonding instrument by the BLM, the new insurance/assurance bonding instrument will replace the former bond made up of a $5.1 million non-cash collaterized bond from American Home Assurance Company, letters of credit of $1.7 million posted directly with the BLM and the existing indemnity agreement between the Corporation and its HRDI subsidiary.

The Corporation estimates that the related asset retirement expenditures will commence approximately five years after the start-up of the Hycroft mine (an event not scheduled) and continue for several years after that time. Using a credit-adjusted rate of 7.75%, the fair value of the estimated $6.8 million obligation is $4.1 million, as accrued in these financial statements.

10.    Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects. These activities are focused principally in North America and South America. Substantially all related costs are incurred in the United States. The Corporation reported no revenues in the three month period ended March 31, 2004, or for the same period in 2003. Geographic segmentation of capital assets is provided in Notes 4 and 5.

11.    Differences between Canadian and United States generally accepted accounting principles

The Corporation prepares its financial statements in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States. The significant differences between generally accepted accounting principles ("GAAP") in Canada and in the United States, as they relate to these financial statements, are as follows:

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

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS — UNAUDITED

	Three Months Ended March 31
			Cumulative during Exploration Stage
(U.S. dollars in thousands, except share data)	2004	2003
Net loss — Canadian GAAP	$(1,146)	$(815)	$(6,666)
Realized loss on marketable securities	—	—	(85)
Unrealized gain/(loss) on marketable securities	—	33	85
Exploration, property evaluation and holding costs (a)	(133)	(245)	(770)
Financing costs	—	—	(222)
Beneficial conversion feature	—	—	(2,774)

Net loss — U.S. GAAP	(1,279)	(1,027)	(10,432)
Unrealized gain/(loss) on marketable securities (b)	(52)	(33)	178

Comprehensive loss — U.S. GAAP	$(1,331)	$(1,060)	$(10,254)

Basic and diluted loss per share — U.S. GAAP	$(0.09)	$(0.09)

The significant differences in the consolidated statement of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended March 31
			Cumulative during Exploration Stage
(U.S. dollars in thousands)	2004	2003
Cash flows from operating activities:
Loss for the period	$(1,146)	$(815)	$(6,666)
Adjustments to reconcile loss for the period to cash used in operations:	203	95	1,388
Additions to mineral properties, net (a)	(133)	(245)	(1,015)
Change in operating assets and liabilities:	496	41	(1,024)

Net cash used in operating activities	(581)	(924)	(7,318)

Cash flows from investing activities:	(2,437)	(775)	(6,650)
Additions to mineral properties, net (a)	133	245	1,015

Net cash used in investing activities	(2,304)	(530)	(5,635)

Cash flows from financing activities:	2,203	3,309	17,117

Net cash provided by financing activities	2,203	3,309	17,117

Net increase/(decrease) in cash and cash equivalents	(682)	1,855	4,164

Cash and cash equivalents, beginning of period	5,520	3,443	674

Cash and cash equivalents, end of period	$4,838	$5,298	$4,838

The significant differences in the consolidated balance sheets as at March 31, 2004, and December 31, 2003, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31, 2004			December 31, 2003
	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP
(U.S. $000's)
Current assets (b)	$5,353	$178	$5,531	$6,485	$230	$6,715
Restricted cash	3,971	—	3,971	1,684	—	1,684
Property, plant and equipment (a)	18,202	(8,557)	9,645	18,111	(8,424)	9,687

Total assets	$27,526	$(8,379)	$19,147	$26,280	$(8,194)	$18,086

Current liabilities	439	—	439	408	—	408
Long term liabilities	4,171	—	4,171	4,169	—	4,169

Total liabilities	4,610	—	4,610	4,577	—	4,577

Capital stock	140,993	76,754	217,747	138,458	76,754	215,212
Special warrants	—	222	222	—	222	222
Warrants and options	1,292	—	1,292	497	—	497
Contributed surplus	13	5,560	5,573	13	5,560	5,573
Other comprehensive income (loss) (a)	—	178	178	—	230	230
Deficit (a,b)	(119,382)	(91,093)	(210,475)	(117,265)	(90,960)	(208,225)

Total shareholders' equity	22,916	(8,379)	14,537	21,703	(8,194)	13,509

Total liabilities & shareholders' equity	$27,526	$(8,379)	$19,147	$26,280	$(8,194)	$18,086

12.    Related party transactions

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc. ("SSRI") an option to acquire the Corporation's interest in the silver resources hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director. Under the terms of the agreement, the Corporation will retain its 100% interest in the gold, mineralized material, and SSRI will pay the Corporation $1.5 million over four years including a cash payment of $300,000 which was paid at closing. The remaining $1.2 million will be used to fund exploration programs, land holding costs and option payments on the Maverick Springs project. As of March 31, 2004, the Corporation has received payments from SSRI aggregating $949,823 and included in current assets is a receivable amount due from SSRI in the amount of $11,999 to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

13.    Subsequent event

On April 16, 2004, the Bureau of Land Management, Nevada State Office ("BLM") released the existing bond made up of a $5.1 million non-cash collateralized bond from American Home Insurance Company for the Hycroft mine in Nevada. The bond has been replaced by a new insurance/assurance bonding instrument (Note 9).

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

Results from Operations

The Corporation's consolidated net loss for the three-month period ended March 31, 2004, was $1.1 million or $0.08 per share compared to a consolidated net loss of $0.8 million or $0.07 per share for the same period in 2003. The increase in the consolidated loss of $0.3 million from the prior year is the result of decreased gold recovery from heap leach pads at the Hycroft mine ($0.15 million), increased corporate administration costs primarily from personnel additions ($0.1 million) and increased stock-based compensation ($0.15 million), which have been partially offset by other income ($0.1 million) including the gain on disposal of assets and interest and dividend income.

Exploration, property and holding costs

Exploration, property and holding costs increased to $484,000 during the three month period ended March 31, 2004, compared to $342,000 for the same period in 2003. The increase of $142,000 is principally the result of decreased gold recovery from heap leach pads at the Hycroft mine. Actual holding costs for the three-month period ended March 31, 2004, at the Hycroft mine remained consistent with those for the same period in 2003.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $522,000 during the three-month period ended March 31, 2004, compared to $418,000 for the same period in 2003. The increase of $104,000 is primarily the result of an increase in corporate headcount from four in the 2003 period to six in the 2004 period. The remainder of the increased costs are attributable to increased activity in the Corporation's investor relations program.

Depreciation, depletion and amortization

Depreciation, depletion and amortization increased to $52,000 during the three-month period ended March 31, 2004, compared to $13,000 for the same period in 2003. The increase of $39,000 is the result of plant and equipment at the Hycroft mine being depreciated from previously written down market values and depreciation on computer and information technology equipment acquired for the corporate offices in late 2003.

Stock-based compensation

Stock-based compensation increased to $156,000 for the three-month period ended March 31, 2004, compared to $77,000 which would have been recorded, had the fair value method of stock-based compensation been used for the same period in 2003. Stock-based compensation in the first quarter of 2004 is the result of stock options granted to non-employees of the Corporation for future services to be provided ($93,000) and recognized expense for the vesting of options previously granted to employees in 2003 ($63,000).

Other income and expense

In aggregate, other income and expense items, including interest income, gain on the disposal of assets and other income, resulted in a net gain of $68,000 for the three-month period ended March 31, 2004, as compared to a net loss of $9,000 in 2003. The difference of $77,000 from the prior year can be primarily attributed to an increase in other income items of $58,000 and a decrease in other expense items of $19,000.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $448,000 for the three-month period ended March 31, 2004, compared to $679,000 for the same period in 2003.

The decrease of $239,000 can be primarily attributed to the receipt of cash in satisfaction of a receivable in the amount of $407,000, partially offset by decreased gold recovery from heap leach pads at the Hycroft mine and the addition of corporate personnel, as previously noted.

Investing activities

Net cash used for investing activities increased to $2.4 million for the three-month period ended March 31, 2004, from $0.8 million for the same period in 2003. The increase of $1.6 million is primarily due to a restricted cash payment of $2.3 million for bonding requirements for the Hycroft mine in the first quarter of 2004 which represents an increase of $1.9 million from the $0.4 million restricted cash payment for the same purpose in the 2003 period. This increase was partially offset by aggregate decreases of $0.2 million in the acquisition of marketable securities ($25,000), additions to mineral properties ($132,000) and additions to plant and equipment ($17,000).

Financing activities

Net cash provided by financing activities decreased to $2.2 million for the three-month period ended March 31, 2004, from $3.3 million for the same period in 2003. The $2.2 million proceeds in the 2004 period were all from the exercise of warrants. During the 2003 period, the Corporation had raised $2.9 million in net proceeds from a private placement and $0.4 million from the exercise of warrants.

Liquidity and Capital Resources

At March 31, 2004, the Corporation's total assets were $27.5 million compared to $26.2 million at December 31, 2003, representing an increase of $1.3 million. At March 31, 2004, the Corporation had working capital of $4.9 million compared to $6.1 million at December 31, 2003, representing a decrease of $1.2 million. This decrease is primarily attributed to corporate administration, exploration and property holding costs of $1.0 million in aggregate and a restricted cash payment for bonding requirements at the Hycroft mine of $2.3 million, which have been partially offset by proceeds received for the exercise of warrants of $2.2 million during the three-month period ending March 31, 2004.

The principal component of working capital at both March 31, 2004, and December 31, 2003, is cash and cash equivalents of $4.8 million and $5.5 million, respectively. At March 31, 2004, the Corporation held no debt with banks or financial institutions and had a future liability of $200,000 due in May 2004 for the purchase of the Hasbrouck and Three Hills projects.

Major cash commitments for the remainder of 2004 are related to corporate administration and operations of approximately $1.9 million, property options and expenditure commitments of approximately $1.7 million, and bonding package cash requirements of $2.6 million for an aggregate cash usage of approximately $6.2 million. For the first three months of 2004, the Corporation's cash expenditures aggregated $0.6 million, as noted above.

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that the Corporation will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. At March 31, 2004, the Corporation holds working capital of $4.9 million which is not sufficient to satisfy current general and administrative activities, bonding requirements and property obligations for the remaining fiscal periods for 2004, aggregating $6.2 million. Therefore, there is substantial doubt about the Corporation's ability to continue as a going concern.

The Corporation is investigating the possibility of raising additional capital through private placements and, although management has been successful in the past, there can be no assurance that it will be able to raise additional capital in the future. The Corporation continues to actively pursue options to monetize its assets and attract other investors. Additional liquid cash assets have been obtained since the balance sheet date through the date April 30, 2004, consisting of approximately $628,443 from the exercise of warrants issued during previous private placements.

At March 31, 2004, warrants outstanding to purchase Common Shares of the Corporation totaled 3,638,332 with a weighted average exercise price of $2.44 and potential gross proceeds of $8.8 million. Although the Corporation has received significant cash proceeds from the exercise of warrants issued in private placements, there can be no assurance that cash proceeds from the exercise of warrants will be received in the future.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is engaged in the acquisition of gold projects and related activities including exploration engineering, permitting and the preparation of feasibility studies. The value of the Corporation's properties is related to gold price and changes in the price of gold could affect the Corporation's ability to generate revenue from its portfolio of gold projects.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The gold price fell to a 20-year low of $253 in July 1999 and recovered significantly since that time to reach a level of $415 by December 31, 2003 and was $427 at March 31, 2004. The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because the Corporation has several exploration operations in North and South America, it is subject to foreign currency fluctuations. The Corporation does not engage in currency hedging to offset any risk of currency fluctuations as insignificant monetary amounts are held for immaterial land holding costs related to the properties owned.

The Corporation has no debt outstanding, nor does it have any investment in debt instruments other than highly liquid short-term investments. Accordingly, the Corporation considers its interest rate risk exposure to be insignificant at this time.

ITEM 4.    CONTROLS AND PROCEDURES

The principal executive and financial officer has evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based on the evaluation, the principal executive and financial officer concluded that the disclosure controls and procedures in place are adequate to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Corporation's internal control over financial reporting during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Please see "Part I — Item 3. Legal Proceedings" as included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, for information about a legal dispute initiated in Bolivia in April 1998 by a Mr. Estanislao Radic who brought legal proceedings in the lower penal court against Mr. Raul Garafulic and the Corporation, questioning the validity of Mr. Garafulic's ownership of the Amayapampa property. The Corporation does not anticipate that this dispute will result in any material adverse impact on the Corporation or the value of its holdings in Bolivia; however, in the interest of full disclosure, this matter is reported herein.

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32	Statement pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2004:

	1.	Report dated January 22, 2004, pursuant to Items 5 and 7, regarding an agreement to replace the existing bonding instrument for the Hycroft mine with a new bonding package.
	2.	Report dated February 12, 2004, pursuant to Items 5 and 7, regarding the discovery of new zone of mineralization at the Mountain View gold project and reduced estimated capital and operating costs for the Paredones Amarillos gold project.
	3.	Report dated March 30, 2004, pursuant to Items 5 and 7, regarding 2003 year-end financial results and recent corporate developments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Date: May 17, 2004
	By:	/s/ RONALD J. MCGREGOR Ronald J. McGregor President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

QuickLinks

VISTA GOLD CORP. (An Exploration Stage Enterprise) FORM 10-Q For the Quarter Ended March 31, 2004 INDEX
ITEM 1. FINANCIAL STATEMENTS
VISTA GOLD CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (U.S. dollars unless specified otherwise)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES