Form 10-Q
period 2004-06-30
VISTA GOLD CORP
filed 2004-08-12
CIK 783324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(720) 981-1185
(Registrant’s telephone number, including area code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

15,737,951

Common Shares, without par value, outstanding at August 11, 2004

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2004

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(U.S. dollars in thousands)	June 30, 2004	December 31, 2003
Assets:
Cash and cash equivalents	$4,414	$5,520
Marketable securities	57	31
Accounts receivable - Note 12	180	642
Supplies inventory, prepaids and other	287	292
Current assets	4,938	6,485

Restricted cash - Note 3	3,972	1,684

Mineral properties - Note 4	16,764	16,598
Plant and equipment - Note 5	1,444	1,513
	18,208	18,111

Total assets	$27,118	$26,280

Liabilities and Shareholders’ Equity:
Accounts payable	$121	$26
Accrued liabilities and other	164	382
Current liabilities	285	408

Accrued reclamation and closure costs - Note 9	4,180	4,169
Total liabilities	4,465	4,577

Capital stock, no par value: - Note 6
Preferred - unlimited shares authorized; no shares outstanding
Common - unlimited shares authorized; shares outstanding: 2004 - 15,598,007 and 2003 - 14,561,832	142,110	138,458
Warrants - Note 7	206	456
Options - Note 8	1,097	41
Contributed surplus	13	13
Deficit	(120,773)	(117,265)
Total shareholders’ equity	22,653	21,703

Total liabilities and shareholders’ equity	$27,118	$26,280

Nature of operations and going concern - Note 2

Commitments and contingencies - Note 9

Subsequent events - Note 13

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

					Cumulative during Exploration Stage

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands, except share data)	2004	2003	2004	2003
Costs and expenses:
Exploration, property evaluation and holding costs	$465	$258	$949	$600	$2,581
Corporate administration and investor relations	806	445	1,329	863	4,187
Depreciation, depletion and amortization	52	14	104	27	390
Provision for reclamation and closure costs	—	—	—	—	1,048
Interest (income)/expense	(5)	—	(22)	—	(8)
Gain on disposal of assets	—	—	(8)	—	(91)
Other expense (income)	—	(9)	(44)	(19)	(346)
Stock-based compensation - Note 1	76	—	232	—	286
Loss on currency translation	(3)	6	(3)	25	41
Gain on disposal of marketable securities	—	(74)	—	(74)	(149)
Write-down of marketable securities	—	—	—	33	118
Total costs and expenses	1,391	640	2,537	1,455	8,057
Net loss	$(1,391)	$(640)	$(2,537)	$(1,455)	$(8,057)

Weighted average number of shares outstanding	15,383,662	12,610,954	15,015,732	11,977,983

Basic and diluted loss per share	$(0.09)	$(0.05)	$(0.17)	$(0.12)

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2004	2003	2004	2003
Deficit, beginning of period, as previoulsy reported	$(119,382)	$(115,335)	$(117,265)	$(114,520)
Stock-based compensation - Note 1	—	—	(971)	—
Deficit, beginning of period, as restated	(119,382)	(115,335)	(118,236)	(114,520)
Net loss	(1,391)	(640)	(2,537)	(1,455)
Deficit, end of period	$(120,773)	$(115,975)	$(120,773)	$(115,975)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

					Cumulative during Exploration Stage

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2004	2003	2004	2003
Cash flows from operating activities:
Loss for the period	$(1,391)	$(640)	$(2,537)	$(1,455)	$(8,057)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:					—
Depreciation, depletion and amortization	52	14	104	27	390
Provision for reclamation and closure costs	—	—	—	—	1,048
Reclamation and closure costs accrued/(paid), net	9	—	11	—	(2)
Stock based compensation	76	—	232	—	286
Gain on disposal of assets	—	—	(8)	—	(91)
Cost recoveries related to USF&G lawsuit	—	—	—	—	(240)
Write-down of marketable securities	—	—	—	33	118
Gain on sale of marketable securities	—	(74)	—	(74)	(149)
Loss on currency translation	—	6	—	25	44
Other non-cash items	—	30	—	60	120

Change in operating assets and liabilities:					—
Accounts receivable	6	141	462	55	(0)
Supplies inventory and prepaid expenses	(4)	(28)	5	80	14
Accounts payable and accrued liabilities	45	10	76	29	(991)
Net cash used in operating activities	(1,207)	(541)	(1,655)	(1,220)	(7,510)

Cash flows from investing activities:					—
Restricted cash - Note 3	(1)	—	(2,288)	(443)	(3,972)
Acquisition of marketable securities	(11)	—	(26)	(40)	(66)
Proceeds from sale of marketable securities	—	154	—	154	260
Additions to mineral properties, net	(55)	193	(168)	(52)	(3,102)
Additions to plant and equipment	(3)	(2)	(33)	(49)	(94)
Proceeds on disposal of fixed assets and supplies	—	—	8	—	254
Net cash used in investing activities	(70)	345	(2,507)	(430)	(6,720)

Cash flows from financing activities:					—
Net proceeds from private placements	—	(28)	—	2,874	8,646
Proceeds from exercise of warrants - Note 6	853	—	3,039	731	8,934
Proceeds from the exercise of stock options - Note 6	—	361	17	37	390
Net cash provided by financing activities	853	333	3,056	3,642	17,970

Net increase/(decrease) in cash and cash equivalents	(424)	137	(1,106)	1,992	3,740

Cash and cash equivalents, beginning of period	4,838	5,298	5,520	3,443	674

Cash and cash equivalents, end of period	$4,414	5,435	$4,414	5,435	$4,414

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars unless specified otherwise)

1.                                      General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of June 30, 2004, and for the three-month and six-month periods ended June 30, 2004, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 11, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

2.                                      Nature of operations and going concern

(a)          Nature of operations

The Corporation evaluates, acquires and explores gold exploration and potential development projects. As such, the Corporation is considered an Exploration Stage Enterprise and has been since January 1, 2002.  The Corporation’s approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization.  In addition, the Corporation looks for opportunities to improve the value of its gold projects through exploration drilling, and/or reengineering the operating assumptions underlying previous engineering work.

(b)         Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that the Corporation will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.  At June 30, 2004, the Corporation holds working capital of $4.6 million which is not sufficient to satisfy current general and administrative activities, bonding requirements (Note 9) and property obligations which will be approximately $5.0 million over the next twelve months.  Therefore, there is substantial doubt about the Corporation’s ability to continue as a going concern.

The Corporation is investigating the possibility of raising additional capital through private placements (Note 13) and, although management has been successful in the past, there can be no assurance that it will be able to raise additional capital in the future.  The Corporation continues to actively pursue alternatives to monetize its assets and attract other investors.

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

4.                                      Mineral properties

	2003	2004
($ 000’s)	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Cost recovery	Year to date activity	June 30, Ending Balance
Maverick Springs, United States	$1,143	$—	$—	$6	$(6)	$—	$1,143
Mountain View, United States	460	—	25	$9	—	$34	494
Long Valley, United States	193	—	—	$—	—	—	193
Wildcat, United States	593	—	—	$17	—	17	610
Hasbrouck and Three Hills, United States	353	—	—	$—	—	—	353
Yellow Pine, United States	192	100	—	$6	—	106	298
Paredones Amarillos, Mexico	2,443	—	—	$5	—	5	2,448
Guadalupe de los Reyes, Mexico	511	—	—	$—	—	—	511
Amayapampa, Bolivia	10,710	—	—	$3	(68)	(65)	10,645
Other	—	6	—	$63	—	69	69
	$16,598	$106	$25	$109	$(74)	$166	$16,764

The recoverability of the carrying values of the Corporation’s mineral properties is dependent upon the successful start-up and commercial production from, or sale, or lease, of these properties.  Development and/or start-up of any of these projects will depend, among other things, on management’s ability to raise additional capital for these purposes.  Although the Corporation has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future.

5.                                      Plant and equipment

	June 30, 2004			December 31, 2003
($ 000’s)	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net

Hycroft mine, United States	$12,031	$10,625	$1,406	$12,031	$10,528	$1,503
Corporate, United States	378	340	38	343	333	10
	$12,409	$10,965	$1,444	$12,374	$10,861	$1,513

6.                                      Capital stock

Common Shares issued and outstanding

	Number of shares issued	Capital stock
		($ 000’s)
As of December 31, 2003, as previously reported	14,561,832	$138,458
Stock-based compensation - Note 1	—	139
As of January 1, 2004, as restated	14,561,832	138,597

Warrants exercised, for cash - Note 7	604,186	2,186
Warrants exercised, fair value - Note 7	—	186
Stock options exercised, for cash - Note 8	5,000	17
Stock options exercised, fair value - Note 8	—	7

Issued during three months ended March 31, 2004	609,186	2,396

As of March 31, 2004	15,171,018	$140,993

Warrants exercised, for cash	378,030	853
Warrants exercised, fair value	—	64
Stock issued for property payment	48,959	200
Stock options exercised, for cash	—	—
Stock options exercised, fair value	—	—

Issued during three months ended June 30, 2004	426,989	1,117

As of June 30, 2004	15,598,007	$142,110

7.                                      Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

	Warrants granted(1)	Valuation	Warrants exercised	Warrants outstanding	Weighted average exercise prices (U.S. $)		Expiry date	Weighted average remaining life (yrs)
		(000’s)
As of December 31, 2003	7,023,679	$456	(2,781,162)	4,242,518	$2.46			—

Private placement February 2003	—	—	(190,000)	(190,000)	3.32	(1)	Feb-07	2.9
Private placement February-March 2002	—	—	(118,400)	(118,400)	1.50		Feb - Mar-07	3.0
Private placement December 2002	—	—	(70,786)	(70,786)	3.45	(2)	Dec-04	0.7
Acquisition of Paredones Amarillos	—	(186)	(225,000)	(225,000)	5.17		Aug-04	0.4

For the three months ended March 31, 2004	—	(186)	(604,186)	(604,186)	5.14

As of March 31, 2004	7,023,679	$270	(3,385,348)	3,638,332	$2.44

Private placement February-March 2002	—	$—	(300,000)	(300,000)	$1.50		Feb-07	2.6
Acquisition of Paredones Amarillos	—	$(64)	(78,030)	(78,030)	$5.15		Aug-04	0.2

For the three months ended June 30, 2004	—	$(64)	(378,030)	(378,030)	$5.14

As of June 30, 2004	7,023,679	$206	(3,763,378)	3,260,302	$2.46

(1) The exercise price increased to $3.32 from $3.14 in February 2004

(2) The exercise price increased to $3.45 in December 2003

8.                                      Stock options

The total number of options outstanding at the end of the quarter is 770,125 with exercise prices ranging from approximately $1.86 to $4.76 and remaining lives of 1.9 to 4.9 years.  The total number of options outstanding represents 5.0% of issued capital.

Under the Corporation’s Stock Option Plan, 30,000 stock options were issued to non-employees of the Corporation in March 2004 and have been recorded at an estimated fair value of $93,387 using the Black-Scholes option pricing model.  In May 2004, 10,000 stock options were issued to an employee and have been recorded at fair value of $12,229.  In addition, compensation expense of $126,452 was recognized during the six months ended June 30, 2004, for options previously granted and vesting over time.

	Number of Shares	Value

Outstanding - December 31, 2003	735,125	$41

Stock-based compensation - Note 1	—	832

As of January 1, 2004, as restated	735,125	873

Granted	30,000	93
Exercised	(5,000)	(7)
Vested, Fair Value	—	63

Outstanding - March 31, 2004	760,125	$1,022

Granted	10,000	12
Exercised	—	—
Vested, Fair Value	—	63

Outstanding - June 30, 2004	770,125	$1,097

Effective January 1, 2004, the Corporation adopted the fair value method of accounting for stock-based compensation (Note 1). Had compensation expense been recorded using the fair value method for the six   months ended June 30, 2003, the Corporation’s loss and loss per share would have been adjusted to the pro forma amounts indicated below:

Six Months Ended June 30, 2003
Net Loss - as reported (000’s)	$(1,455)
Stock-based compensation	(204)
Net Loss - pro forma (000’s)	$(1,659)

Loss per share - as reported	$(0.12)
Loss per share - pro forma	$(0.14)

The fair value of stock options granted to employees and directors was estimated at the grant date based on the Black-Scholes option pricing model, using the following weighted average assumptions:

	June 2004	June 2003
Expected volatility	80.0%	50.0%
Risk-free interest rate	2.74%	3.50%
Expected lives (years)	5	3
Dividend yield	0%	0%

Option pricing models require the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Corporation’s stock options.

9.                                      Commitments and contingencies

The Bureau of Land Management, Nevada State Office (“BLM”) has required the Corporation to provide a total surety amount of $6.8 million for the approved Hycroft mine reclamation plan.  In December 2003, the Corporation’s wholly-owned subsidiary Hycroft Resources & Development, Inc. (“HRDI”) reached agreement with member companies of American International Group, Inc. for a new bond package for the Hycroft mine which includes an insurance component and covers all existing reclamation liabilities at Hycroft.  The new bond calls for an initial payment of $4.0 million and two additional payments of $1.3 million each due July 22, 2004, and December 22, 2004.  The Corporation has remitted payment of $2.3 million and assigned letters of credit for $1.7 million to be applied to the initial payment amount.  On April 16, 2004, the BLM approved the new insurance/assurance bonding instrument which has accordingly replaced the former bond made up of a $5.1 million non-cash collateralized bond from American Home Insurance Company, letters of credit of $1.7 million posted directly with the BLM and the existing indemnity agreement between the Corporation and its HRDI subsidiary.

The Corporation estimates that the related asset retirement expenditures will commence approximately five years after the start-up of the Hycroft mine (an event not scheduled) and continue for several years after that time.   Using a credit-adjusted rate of 7.75%, the fair value of the estimated $6.8 million obligation is $4.1 million, as accrued in these financial statements.

10.                               Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in North America and South America. Substantially all related costs are incurred in the United States. The Corporation reported no revenues in the three-month or six-month periods ended June 30, 2004, or for the same periods in 2003.  Geographic segmentation of capital assets is provided in Notes 4 and 5.

11.                               Differences between Canadian and United States generally accepted accounting principles

The Corporation prepares its financial statements in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States.  The significant differences between generally accepted accounting principles (“GAAP”) in Canada and in the United States, as they relate to these financial statements, are as follows:

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

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

					Cumulative during Exploration Stage

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands, except share data)	2004	2003	2004	2003
Net loss – Canadian GAAP	$(1,391)	$(640)	$(2,537)	$(1,455)	$(8,057)
Realized gain/(loss) on marketable securities	—	—	—	33	(85)
Unrealized gain/(loss) on marketable securities	—	—	—	—	85
Exploration, property evaluation and holding costs (a)	(101)	(34)	(234)	(279)	(871)
Financing costs	—	—	—	—	(222)
Beneficial conversion feature	—	—	—	—	(2,774)
Net loss – U.S. GAAP	(1,492)	(674)	(2,771)	(1,701)	(11,924)
Unrealized gain/(loss) on marketable securities (b)	(35)	19	(87)	(14)	143
Comprehensive loss – U.S. GAAP	$(1,527)	$(655)	$(2,858)	$(1,715)	$(11,781)

Basic and diluted loss per share – U.S. GAAP	$(0.10)	$(0.05)	$(0.19)	$(0.14)

The significant differences in the consolidated statement of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

					Cumulative during Exploration Stage

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2004	2003	2004	2003
Cash flows from operating activities:
Loss for the period	$(1,391)	$(640)	$(2,537)	$(1,455)	$(8,057)
Adjustments to reconcile loss for the period to cash used in operations:
Non-cash items	137	(24)	339	71	1,524
Additions to mineral properties, net (a)	(101)	(34)	(234)	(279)	(871)
Change in operating assets and liabilities:	47	123	543	164	(977)
Net cash used in operating activities	(1,308)	(575)	(1,888)	(1,499)	(8,381)

Cash flows from investing activities:	(70)	345	(2,507)	(430)	(6,720)
Additions to mineral properties, net (a)	101	34	234	279	871
Net cash used in investing activities	31	379	(2,273)	(151)	(5,849)

Cash flows from financing activities:	853	333	3,056	3,642	17,970
Net cash provided by financing activities	853	333	3,056	3,642	17,970

Net increase/(decrease) in cash and cash equivalents	(424)	137	(1,106)	1,992	3,740

Cash and cash equivalents, beginning of period	4,838	5,298	5,520	3,443	674

Cash and cash equivalents, end of period	$4,414	$5,435	$4,414	$5,435	$4,414

The significant differences in the consolidated balance sheets as at June 30, 2004, and December 31, 2003, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30, 2004			December 31, 2003
(U.S. $ 000’s)	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP

Current assets (b)	$4,938	$143	$5,081	$6,485	$230	$6,715
Restricted cash	3,972	—	3,972	1,684	—	1,684
Property, plant and equipment (a)	18,208	(8,658)	9,550	18,111	(8,424)	9,687
Total assets	$27,118	$(8,515)	$18,603	$26,280	$(8,194)	$18,086

Current liabilities	285	—	285	408	—	408
Long term liabilities	4,180	—	4,180	4,169	—	4,169
Total liabilities	4,465	—	4,465	4,577	—	4,577

Capital stock	142,110	76,754	218,864	138,458	76,754	215,212
Special warrants	—	222	222	—	222	222
Warrants and options	1,303	—	1,303	497	—	497
Contributed surplus	13	5,560	5,573	13	5,560	5,573
Other comprehensive income (loss) (a)	—	143	143	—	230	230
Deficit (a,b)	(120,773)	(91,194)	(211,967)	(117,265)	(90,960)	(208,225)
Total shareholders’ equity	22,653	(8,515)	14,138	21,703	(8,194)	13,509

Total liabilities & shareholders’ equity	$27,118	$(8,515)	$18,603	$26,280	$(8,194)	$18,086

12.                               Related party transactions

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc. (“SSRI”) an option to acquire the Corporation’s interest in the silver resources hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director.  Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, and SSRI will pay the Corporation $1.5 million over four years including a cash payment of $300,000 which was paid at closing.  The remaining $1.2 million will be used to fund exploration programs, land holding costs and option payments on the Maverick Springs project.  As of June 30, 2004, the Corporation has received payments from SSRI aggregating $961,823 and included in current assets is a receivable amount due from SSRI in the amount of $5,705 to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

13.                               Subsequent events

On July 22, 2004, the Corporation made a scheduled payment to American International Group Inc. of $1.3 million as required for the new bonding package for the Hycroft mine (Note 9).

On July 28, 2004, the Corporation announced that subject to regulatory approval, it plans to undertake a private placement financing, which if completed, will raise gross proceeds of up to $6.5 million from the sale of up to 1.96 million units priced at $3.30 per unit.  The proceeds will be used for the acquisition of additional projects, if suitable opportunities arise; maintenance and evaluation of current projects and on-going administration costs.  Each unit will consist of one common share and one warrant.  Each warrant will entitle the holder to acquire one common share at an exercise price of $4.75 for a period of two years from the date of issue.

On August 2, 2004, the Corporation issued 138,428 common shares valued at $500,000 to Enrique Gaitan Maumejean pursuant to the Corporation’s scheduled August 1, 2004 payment obligation under its August 1, 2003 agreement to acquire the Guadalupe de los Reyes project.

On August 2, 2004, the Corporation announced that it agreed with Luzon Minerals Ltd. to modify the terms of the original purchase option agreement regarding its Amayapampa project in Bolivia.  Under the modified terms subject to regulatory approval, as soon as practicable following August 1, 2004, Luzon will issue Vista 200,000 common shares and assume all holding costs for the project.  On January 15, 2005, Luzon will make a further payment of US$900,000 and issue Vista an additional 2,000,000 common shares.  To date, Luzon has paid Vista US$100,000 and issued Vista 50,000 common shares.  The initial agreement called for Luzon to pay Vista US$1,000,000, less any payments made, at the end of the due diligence period and issue Vista an additional 2,000,000 common shares.  Luzon may withdraw at any time by forfeiting all payments made as of that time.  The remainder of the agreement is the same as reported in December 2003.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(U.S. dollars in thousands, unless specified otherwise)

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2003 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada.  Reference to Note 18 to the consolidated financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements.  All amounts stated herein are in U.S. dollars, unless otherwise noted.

Results from Operations

The Corporation’s consolidated net loss for the three-month period ended June 30, 2004, was $1.4 million or $0.09 per share compared to a consolidated net loss of $0.6 million or $0.05 per share for the same period in 2003.  The Corporation’s consolidated net loss for the six-month period ended June 30, 2004 was $2.5 million or $0.17 per share compared to a consolidated net loss of $1.5 million or $0.12 per share for the same period in 2003.  The increases in the consolidated losses of $0.8 million and $1.0 million from the respective prior periods are the result of increased exploration, property evaluation and holding costs of $0.2 million and $0.35 million from the respective prior periods and increased corporate administration and investor relations costs of $0.4 million and $0.5 million from the respective prior periods and increased stock-based compensation of $0.08 million and $0.23 million from the respective prior periods.

Exploration, property and holding costs

Exploration, property and holding costs increased to $465,000 during the three-month period ended June 30, 2004, compared to $258,000 for the same period in 2003.  Exploration, property and holding costs increased to $949,000 for the six-month period ended June 30, 2004, compared to $600,000 for the same period in 2003.  The increase for each of these periods is principally the result of payments for property holding costs.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $806,000 during the three-month period ended June 30, 2004, compared to $445,000 for the same period in 2003.  Corporate administration and investor relations costs increased to $1,329,000 during the six-month period ended June 30, 2004, compared to $863,000 for the same period in 2003.  The increased costs are attributable to increased activity in the Corporation’s investor relations program and related travel and entertainment expenses; and legal, professional and regulatory fees.

Depreciation, depletion and amortization

Depreciation, depletion and amortization increased to $52,000 during the three-month period ended June 30, 2004, compared to $14,000 for the same period in 2003.  Depreciation, depletion and amortization increased to $104,000 during the six-month period ended June 30, 2004, compared to $27,000 for the same period in 2003.  The increase is the result of plant and equipment at the Hycroft mine being depreciated from previously written down market values and depreciation on computer and information technology equipment acquired for the corporate offices in late 2003.

Stock-based compensation

Stock-based compensation was $76,000 for the three-month period ended June 30, 2004, compared to $127,000 which would have been recorded, had the fair value method of stock-based compensation been used for the same period in 2003.  Stock-based compensation was $232,000 for the six-month period ended June 30, 2004, compared to $204,000 which would have been recorded, had the fair value method of stock-based compensation been used for the same period in 2003.  Stock-based compensation in the second quarter of 2004 is the result of stock options granted to an employee of the Corporation and recognized expense for the vesting of options granted to employees in 2003 and in 2004.

Other income and expense

In aggregate, other income and expense items, including interest income, gain on the disposal of assets and other income, resulted in a net gain of $5,000 for the three-month period ended June 30, 2004, as compared to a net gain of $9,000 in 2003.  In aggregate, other income and expense items, including interest income, gain on the disposal of assets and other income, resulted in a net gain of $74,000 for the six-month period ended June 30, 2004, compared to a net gain of $19,000 for the same period in 2003.

Marketable securities

For both the three-month and six-month periods ended June 30, 2004, there were no gains on disposal, or write-downs, of marketable securities, compared to gains of $74,000 for the three-month period and $41,000 for the six-month period ended June 30, 2003.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $1,207,000 for the three-month period ended June 30, 2004, compared to $541,000 for the same period in 2003.  Cash used in operations was $1,655,000 for the six-month period ended June 30, 2004, compared to $1,220,000 for the same period in 2003.

The increase can be primarily attributed to the use of cash in property payments, corporate administration costs, investor relations, holding costs at the Hycroft mine and the reduction of accounts receivable.

Investing activities

Net cash used for investing activities increased to $70,000 for the three-month period ended June 30, 2004, from a net provision of $(345,000) for the same period in 2003.  The increase is primarily due to additions to mineral properties of $0.3 million for the Hasbrouck and Three Hills projects.  In the 2003 period, cash was provided from the sale of marketable securities of $154,000 and net disposals of mineral properties of $193,000.  Net cash used for investing activities increased to $2,507,000 for the six-month period ended June 30, 2004, from $430,000 for the same period in 2003.  The increase is primarily due to the restricted cash payment of $2.3 million in connection with the new bonding instrument for the Hycroft mine (Note 9).

Financing activities

Net cash provided by financing activities increased to $853,000 for the three-month period ended June 30, 2004, from $333,000 for the same period in 2003.  Net cash provided by financing activities decreased to $3,056,000 for the six-month period ended June 30, 2004, compared to $3,642,000 for the same period in 2003.  The $3,056,000 proceeds in the 2004 period were all from the exercise of warrants and options.  During the 2003 period, the Corporation had raised $3,642,000 in net proceeds from exercises of stock options, warrants and proceeds from the private placement completed in February 2003, in which the Corporation had raised net proceeds of $2.9 million.

Liquidity and capital resources

At June 30, 2004, the Corporation’s total assets were $27.1 million compared to $26.3 million at December 31, 2003, representing an increase of $0.8 million.  At June 30, 2004, the Corporation had working capital of $4.6 million compared to $6.1 million at December 31, 2003, representing a decrease of $1.5 million.  This decrease is primarily attributed to corporate administration, exploration and property holding costs of $2.2 million in aggregate and a restricted cash payment for bonding requirements at the Hycroft mine of $2.3 million, which have been partially offset by proceeds received for the exercise of warrants of $3.0 million during the six-month period ending June 30, 2004.

The principal component of working capital at both June 30, 2004, and December 31, 2003, is cash and cash equivalents of $4.4 million and $5.5 million, respectively.  At June 30, 2004, the Corporation held no debt with banks or financial institutions.

Major cash commitments for the remainder of 2004 are related to corporate administration and operations of approximately $1.3 million, property options and expenditure commitments of approximately $0.8 million, and bonding package cash requirements of $2.6 million for an aggregate cash usage of approximately $4.7 million.

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that the Corporation will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.  At June 30, 2004, the Corporation hold working capital of $4.6 million which is not sufficient to satisfy current general and administrative activities, bonding requirements (Note 9) and property obligations which will be approximately $5.0 million over the next twelve months.  Therefore, there is substantial doubt about the Corporation’s ability to continue as a going concern.

The Corporation is investigating the possibility of raising additional capital through private placements and, although management has been successful in the past, there can be no assurance that it will be able to raise additional capital in the future.  The Corporation continues to actively pursue options to monetize its assets and attract other investors.

At June 30, 2004, warrants outstanding to purchase Common Shares of the Corporation totaled 3,260,302 with a weighted average exercise price of $2.46 and potential gross proceeds of $8.0 million.  Although the Corporation has received significant cash proceeds from the exercise of warrants issued in private placements, there can be no assurance that cash proceeds from the exercise of warrants will be received in the future.

Uncertainty of Forward-Looking Statements

This document contains forward-looking statements concerning, among other things, the Corporation’s financial and operating results and estimates, and business prospects.  Such statements are typically punctuated by words or phrases such as “anticipates”, “estimates”, “projects”, “foresees”, “management believes”, “believes” and words or phrases of similar import.  Such statements are subject to certain risks, uncertainties or assumptions.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  Important factors that could cause actual results to differ materially from those in such forward-looking statements are identified in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, under “Part I — Item 1. Business — Risk Factors”.  That section of that Form 10-K is incorporated in this filing and investors should refer to it.  Vista Gold assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such statements.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is engaged in the acquisition of gold projects and related activities including exploration engineering, permitting and the preparation of feasibility studies.  The value of the Corporation’s properties is related to gold price and changes in the price of gold could affect the Corporation’s ability to generate revenue from its portfolio of gold projects.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The gold price fell to a 20-year low of $253 in July 1999 and recovered significantly since that time to reach a level of $415 by December 31, 2003 and was $396 at June 30, 2004.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended) as of June 30, 2004.  Based on the evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures in place are adequate to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms.  There has been no change in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

Please see “Part I – Item 3. Legal Proceedings” as included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, for information about a legal dispute initiated in Bolivia in April 1998 by a Mr. Estanislao Radic who brought legal proceedings in the lower penal court against Mr. Raul Garafulic and the Corporation, questioning the validity of Mr. Garafulic’s ownership of the Amayapampa property.  The Corporation does not anticipate that this dispute will result in any material adverse impact on the Corporation or the value of its holdings in Bolivia; however, in the interest of full disclosure, this matter is reported herein.

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

None.

ITEM 3.                                                                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General Shareholders’ Meeting of the Corporation held on May 10, 2004, the following matters were submitted to a vote of the shareholders.

(i)                                     Directors elected to the Corporation’s Board of Directors, together with respective votes were:  Ronald J. McGregor – 11,008,927 votes for, 27,293 votes abstained and withheld; John M. Clark – 10,970,117 votes for, 66,103 votes abstained and withheld; C. Thomas Ogryzlo – 10,970,217 votes for, 66,003 votes abstained and withheld; Michael B. Richings –11,009,262 votes for, 26,958 votes abstained and withheld; Robert A. Quartermain – 10,970,142 votes for, 66,078 votes abstained and withheld.

(ii)                                  Appointment of PricewaterhouseCoopers LLP, Chartered Accountants, as auditor to hold office until the next annual general meeting.  The motion was approved with 10,973,988 votes for, 62,232 votes abstained, withheld and spoiled.

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

The following Current Reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 2004:

1.                                       Report dated April 21, 2004, pursuant to Items 5 and 7, regarding the results of an updated resource analysis for the Maverick Springs project.

2.                                       Report dated May 17, 2004, pursuant to Items 5 and 7, regarding first quarter 2004 financial results and election of directors and re-appointment of independent auditor at the annual general meeting of shareholders.

3.                                       Report dated May 25, 2004, pursuant to Item 5, regarding the death of President and CEO Ronald J. (Jock) McGregor.

4.                                       Report dated May 25, 2004, pursuant to Item 5, regarding the appointment of Michael B. Richings as Interim President and CEO.

5.                                       Report dated June 1, 2004, pursuant to Item 5, regarding the appointment of Gregory G. Marlier as Chief Financial Officer and the grant by the Corporation to Luzon Minerals, Ltd. of an extension to August 1, 2004, to complete due diligence on the Amayapampa project.

6.                                       Report dated June 23, 2004, pursuant to Item 5, regarding an agreement with Pintail Environmental Solutions, LLC for evaluation of gold recoverability at the Hycroft mine and potential for joint venture.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA GOLD CORP.
(Registrant)

Date: August 11, 2004	By:	/s/ Michael B. Richings
Michael B. Richings
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2004	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer
(Principal Financial Officer)