Form 10-Q
period 2004-09-30
VISTA GOLD CORP
filed 2004-11-12
CIK 783324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

17,924,007

Common Shares, without par value, outstanding at November 9, 2004

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2004

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(U.S. dollars in thousands)	September 30, 2004	December 31, 2003
Assets:
Cash and cash equivalents	$8,101	$5,520
Marketable securities	45	31
Accounts receivable - Note 12	480	642
Supplies inventory, prepaids and other	318	292
Current assets	8,944	6,485

Restricted cash - Note 3	5,075	1,684

Mineral properties - Note 4	17,778	16,598
Plant and equipment - Note 5	1,399	1,513
	19,177	18,111

Total assets	$33,196	$26,280

Liabilities and Shareholders’ Equity:
Accounts payable	$156	$26
Accrued liabilities and other	209	382
Current liabilities	365	408

Accrued reclamation and closure costs - Note 9	4,182	4,169
Total liabilities	4,547	4,577

Capital stock, no par value: - Note 6
Preferred - unlimited shares authorized; no shares outstanding
Common - unlimited shares authorized; shares outstanding:
2004 - 17,814,407 and 2003 - 14,561,832	149,219	138,458
Warrants - Note 7	206	456
Options - Note 8	1,008	41
Contributed surplus	36	13
Deficit	(121,820)	(117,265)
Total shareholders’ equity	28,649	21,703

Total liabilities and shareholders’ equity	$33,196	$26,280

Commitments and contingencies - Note 9

Subsequent events - Note 13

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2004	2003	2004	2003	Stage

Costs and expenses:
Exploration, property evaluation and holding costs	$501	$196	$1,450	$796	$3,082
Corporate administration and investor relations	373	383	1,702	1,246	4,560
Depreciation, depletion and amortization	53	5	157	32	443
Provision for reclamation and closure costs	—	—	—	—	1,048
Interest expense/(income)	(4)	—	(26)	—	(12)
(Gain)/loss on disposal of assets	—	—	(8)	—	(91)
Other expense/(income)	3	(11)	(41)	(30)	(343)
Stock-based compensation	116	—	348	—	402
(Gain)/loss on currency translation	—	9	(3)	34	41
(Gain)/loss on disposal of marketable securities	5	(51)	5	(125)	(144)
Write-down of marketable securities	—	—	—	33	118
Total costs and expenses	1,047	531	3,584	1,986	9,104
Net loss	$(1,047)	$(531)	$(3,584)	$(1,986)	$(9,104)

Weighted average number of shares outstanding	15,719,074	13,010,050	15,294,392	12,325,786

Basic and diluted loss per share	$(0.07)	$(0.04)	$(0.23)	$(0.16)

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2004	2003	2004	2003
Deficit, beginning of period, as previoulsy reported	$(120,773)	$(115,975)	$(117,265)	$(114,520)
Stock-based compensation	—	—	(971)	—
Deficit, beginning of period, as restated	(120,773)	(115,975)	(118,236)	(114,520)
Net loss	(1,047)	(531)	(3,584)	(1,986)
Deficit, end of period	$(121,820)	$(116,506)	$(121,820)	$(116,506)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative during Exploration
(U.S. dollars in thousands)	2004	2003	2004	2003	stage
Cash flows from operating activities:
Loss for the period	$(1,047)	$(531)	$(3,584)	$(1,986)	$(9,104)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation, depletion and amortization	53	5	157	32	443
Provision for reclamation and closure costs	—	—	—	—	1,048
Reclamation and closure costs accrued/(paid), net	2	—	13	—	—
Stock based compensation	116	—	348	—	402
Gain on disposal of assets	—	—	(8)	—	(91)
Cost recoveries related to USF&G lawsuit	—	—	—	—	(240)
Write-down of marketable securities	—	—	—	33	118
Loss/(Gain) on sale of marketable securities	5	(51)	5	(125)	(144)
Loss on currency translation	—	9	—	34	44
Other non-cash items	—	25	—	85	120

Change in operating assets and liabilities:
Accounts receivable	(300)	(306)	162	(251)	(300)
Supplies inventory and prepaid expenses	(31)	42	(26)	122	(17)
Accounts payable and accrued liabilities	80	(73)	156	(44)	(911)
Net cash used in operating activities	(1,122)	(880)	(2,777)	(2,100)	(8,632)
					—
Cash flows from investing activities:					—
Restricted cash - Note 3	(1,104)	(1,241)	(3,392)	(1,684)	(5,076)
Acquisition of marketable securities	—	—	(26)	(40)	(66)
Proceeds from sale of marketable securities	8	78	8	232	268
Additions to mineral properties, net	(512)	(1,184)	(680)	(1,236)	(3,614)
Additions to plant and equipment	(10)	(11)	(43)	(60)	(104)
Proceeds on disposal of fixed assets and supplies	—	—	8	—	254
Net cash used in investing activities	(1,618)	(2,358)	(4,125)	(2,788)	(8,338)

Cash flows from financing activities:
Net proceeds from private placements	6,112	(1)	6,112	2,873	14,758
Proceeds from exercise of warrants - Note 6	—	2,051	3,039	2,782	8,934
Proceeds from the exercise of stock options - Note 6	315	223	332	260	705
Net cash provided by financing activities	6,427	2,273	9,483	5,915	24,397

Net increase/(decrease) in cash and cash equivalents	3,687	(965)	2,581	1,027	7,427

Cash and cash equivalents, beginning of period	4,414	5,435	5,520	3,443	674

Cash and cash equivalents, end of period	$8,101	4,470	$8,101	4,470	$8,101

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars unless specified otherwise)

1.                                      General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of September 30, 2004, and for the three-month and nine-month periods ended September 30, 2004, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 11, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

3.                                      Restricted cash

The Corporation has paid $3.4 million and assigned collateralized letters of credit for $1.7 million, for an aggregate amount of $5.1 million, for a new bonding instrument provided by member companies of American International Group, Inc. which includes an insurance component and covers all existing reclamation liabilities at the Hycroft mine (Note 9).

4.                                      Mineral properties

	2003	2004
($ 000’s)	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Cost recovery	Year to date activity	September 30, Ending Balance
Maverick Springs, United States	$1,143	$—	$100	$197	$(297)	$—	$1,143
Mountain View, United States	460	—	25	$52	—	$77	537
Long Valley, United States	193	—	—	$12	—	12	205
Wildcat, United States	593	—	350	$28	—	378	971
Hasbrouck and Three Hills, United States	353	—	—	$11	—	11	364
Yellow Pine, United States	192	100	—	$1	—	101	293
Paredones Amarillos, Mexico	2,443	—	—	$62	—	62	2,505
Guadalupe de los Reyes, Mexico	511	—	500	$5	—	505	1,016
Amayapampa, Bolivia	10,710	—	—	$3	(83)	(80)	10,630
Other	—	6	—	$108	—	114	114
	$16,598	$106	$975	$479	$(380)	$1,180	$17,778

The recoverability of the carrying values of the Corporation’s mineral properties is dependent upon the successful start-up and commercial production from, or sale, or lease, of these properties and upon economic reserves being discovered or developed on the properties.  Development and/or start-up of any of these projects will depend, among other things, on management’s ability to raise additional capital for these purposes.  Although the Corporation has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future.

5.                                      Plant and equipment

	September 30, 2004			December 31, 2003
($ 000’s)	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net

Hycroft mine, United States	$12,031	$10,674	$1,357	$12,031	$10,528	$1,503
Corporate, United States	386	344	42	343	333	10
	$12,417	$11,018	$1,399	$12,374	$10,861	$1,513

6.                                      Capital stock

Common Shares issued and outstanding

	Number of shares issued	Capital stock ($ 000’s)
As of December 31, 2003, as previously reported	14,561,832	$138,458
Stock-based compensation - Note 1	—	139
As of January 1, 2004, as restated	14,561,832	138,597

Warrants exercised, for cash - Note 7	604,186	2,186
Warrants exercised, fair value - Note 7	—	186
Stock options exercised, for cash - Note 8	5,000	17
Stock options exercised, fair value - Note 8	—	7

Issued during three months ended March 31, 2004	609,186	2,396

As of March 31, 2004	15,171,018	$140,993

Warrants exercised, for cash	378,030	853
Warrants exercised, fair value	—	64
Stock issued for property payment	48,959	200

Issued during three months ended June 30, 2004	426,989	1,117

As of June 30, 2004	15,598,007	$142,110

Stock issued for property payment	139,944	500
Stock options exercised, for cash	110,000	315
Stock options exercised, fair value	—	182
Private Placement September 2004, net	1,966,456	6,112

Issued during three months ended September 30, 2004	2,216,400	7,109

As of September 30, 2004	17,814,407	$149,219

7.                                      Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

	Warrants granted	Valuation (000’s)	Warrants exercised	Warrants outstanding	Weighted average exercise prices (U.S. $ )	Expiry date	Weighted average remaining life (yrs)

As of December 31, 2003	7,023,679	$456	(2,781,162)	4,242,518	$2.46		—

Private placement February 2003	—	—	(190,000)	(190,000)	3.32	Feb-07	2.9
Private placement February-March 2002	—	—	(118,400)	(118,400)	1.50	Feb - Mar-07	3.0
Private placement December 2002	—	—	(70,786)	(70,786)	3.45	Dec-04	0.7
Acquisition of Paredones Amarillos	—	(186)	(225,000)	(225,000)	5.17	Aug-04	0.4

For the three months ended March 31, 2004	—	(186)	(604,186)	(604,186)	5.14

As of March 31, 2004	7,023,679	$270	(3,385,348)	3,638,332	$2.44

Private placement February-March 2002	—	$—	(300,000)	(300,000)	$1.50	Feb-07	2.6
Acquisition of Paredones Amarillos	—	$(64)	(78,030)	(78,030)	$5.15	Aug-04	0.2

For the three months ended June 30, 2004	—	$(64)	(378,030)	(378,030)	$5.14

As of June 30, 2004	7,023,679	$206	(3,763,378)	3,260,302	$2.46

Private placement September 2004	1,966,456	$—	—	1,966,456	$4.75	Sep-06	2.0

For the three months ended September 30, 2004	1,966,456	$—	—	1,966,456	$4.75

As of September 30, 2004	8,990,135	$206	(3,763,378)	5,226,758	$3.32

8.                                      Stock options

The total number of options outstanding at the end of the quarter is 705,125 with exercise prices ranging from approximately $1.86 to $4.76 and remaining lives of 1.6 to 4.9 years.  The total number of options outstanding represents 4.0% of issued capital.

Under the Corporation’s Stock Option Plan, 30,000 stock options were issued to non-employees of the Corporation in March 2004 and have been recorded at an estimated fair value of $93,387 using the Black-Scholes option pricing model.  In May 2004, 10,000 stock options were issued to an employee and have been recorded at fair value of $12,229. Also, in August 2004, 60,000 stock options were issued to an employee and have been recorded at fair value of $66,135. In addition, compensation expense of $176,745 was recognized during the nine months ended September 30, 2004, for options previously granted and vesting over time.

	Number of Shares	Value

Outstanding - December 31, 2003	735,125	$41

Stock-based compensation - Note 1	—	832

As of January 1, 2004, as restated	735,125	873

Granted	30,000	93
Exercised	(5,000)	(7)
Vested, Fair Value	—	63

Outstanding - March 31, 2004	760,125	$1,022

Granted	10,000	12
Exercised	—	—
Vested, Fair Value	—	63

Outstanding - June 30, 2004	770,125	$1,097

Granted	60,000	66
Exercised	(110,000)	(182)
Expired	(15,000)	(23)
Vested, Fair Value	—	50

Outstanding - September 30, 2004	705,125	$1,008

Effective January 1, 2004, the Corporation adopted the fair value method of accounting for stock-based compensation (Note 1). Had compensation expense been recorded using the fair value method for the nine months ended September 30, 2003, the Corporation’s loss and loss per share would have been adjusted to the pro forma amounts indicated below:

Nine Months Ended September 30, 2003
Net Loss - as reported (000’s)	$(1,986)
Stock-based compensation	(235)
Net Loss - pro forma (000’s)	$(2,221)

Loss per share - as reported	$(0.16)
Loss per share - pro forma	$(0.18)

The fair value of stock options granted to employees and directors was estimated at the grant date based on the Black-Scholes option pricing model, using the following weighted average assumptions:

	September 2004	September 2003
Expected volatility	80.0%	50.0%
Risk-free interest rate	2.74%-3.40%	3.50%
Expected lives (years)	5	5
Dividend yield	0%	0%

Option pricing models require the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Corporation’s stock options.

9.                                      Commitments and contingencies

The Bureau of Land Management, Nevada State Office (“BLM”) has required the Corporation to provide a total surety amount of $6.8 million for the approved Hycroft mine reclamation plan.  In December 2003, the Corporation’s wholly-owned subsidiary Hycroft Resources & Development, Inc. (“HRDI”) reached agreement with member companies of American International Group, Inc. for a new bond package for the Hycroft mine which includes an insurance component and covers all existing reclamation liabilities at Hycroft.  The new bond calls for an initial payment of $4.0 million and two additional payments of $1.3 million each due July 22, 2004, and December 22, 2004; the July 22, 2004 payment was made.  The Corporation has remitted payment of $3.4 million and assigned letters of credit for $1.7 million to be applied to the initial payment amount.  On April 16, 2004, the BLM approved the new insurance/assurance bonding instrument which has accordingly replaced the former bond made up of a $5.1 million non-cash collateralized bond from American Home Insurance Company, letters of credit of $1.7 million posted directly with the BLM and the existing indemnity agreement between the Corporation and its HRDI subsidiary.

The Corporation estimates that the related asset retirement expenditures will commence approximately five years after the start-up of the Hycroft mine (an event not scheduled) and continue for several years after that time.  Using a credit-adjusted rate of 7.75%, the fair value of the estimated $6.8 million obligation is $4.2 million, as accrued in these financial statements.

10.                               Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in North America and South America. Substantially all related costs are incurred in the United States. The Corporation reported no revenues in the three-month or nine-month periods ended September 30, 2004, or for the same periods in 2003.  Geographic segmentation of capital assets is provided in Notes 4 and 5.

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

(c)                                Under Canadian corporate law, the Corporation underwent a capital reduction in connection with the amalgamation of Granges, Inc. (“Granges”) and Hycroft Resources & Development, Inc. whereby share capital and contributed surplus were reduced to eliminate the consolidated accumulated deficit of Granges as of December 31, 1994, after giving effect to the estimated costs of the amalgamation.  Under U.S. corporate law, no such transaction is available and accordingly is not allowed under U.S. GAAP.

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2004	2003	2004	2003	Stage
Net loss – Canadian GAAP	$(1,047)	$(531)	$(3,584)	$(1,986)	$(9,104)
Realized gain/(loss) on marketable securities	—	—	—	—	(85)
Unrealized gain/(loss) on marketable securities	—	—	—	—	85
Exploration, property evaluation and holding costs (a)	(1,029)	(222)	(1,263)	(501)	(1,900)
Financing costs	—	—	—	—	(222)
Beneficial conversion feature	—	—	—	—	(2,774)
Net loss – U.S. GAAP	(2,076)	(753)	(4,847)	(2,487)	(14,000)
Unrealized gain/(loss) on marketable securities (b)	(66)	331	(153)	331	77
Comprehensive loss – U.S. GAAP	$(2,142)	$(422)	$(5,000)	$(2,156)	$(13,923)
Basic and diluted loss per share – U.S. GAAP	$(0.14)	$(0.03)	$(0.33)	$(0.17)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative during Exploration
(U.S. dollars in thousands)	2004	2003	2004	2003	Stage
Cash flows from operating activities:
Loss for the period	$(1,047)	$(531)	$(3,584)	$(1,986)	$(9,104)
Adjustments to reconcile loss for the period to cash used in operations:
Non-cash items	176	(12)	515	59	1,700
Additions to mineral properties, net (a)	(1,029)	(222)	(1,263)	(501)	(1,838)
Change in operating assets and liabilities:	(251)	(337)	292	(173)	(1,228)
Net cash used in operating activities	(2,151)	(1,102)	(4,040)	(2,601)	(10,470)

Cash flows from investing activities:	(1,618)	(2,358)	(4,125)	(2,788)	(8,338)
Additions to mineral properties, net (a)	1,029	222	1,263	501	1,838
Net cash used in investing activities	(589)	(2,136)	(2,862)	(2,287)	(6,500)

Cash flows from financing activities:	6,427	2,273	9,483	5,915	24,397
Net cash provided by financing activities	6,427	2,273	9,483	5,915	24,397

Net increase/(decrease) in cash and cash equivalents	3,687	(965)	2,581	1,027	7,427

Cash and cash equivalents, beginning of period	4,414	5,435	5,520	3,443	674

Cash and cash equivalents, end of period	$8,101	$4,470	$8,101	$4,470	$8,101

The significant differences in the consolidated balance sheets as at September 30, 2004, and December 31, 2003, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30, 2004			December 31, 2003
(U.S. $ 000’s)	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP

Current assets (b)	$8,944	$77	$9,021	$6,485	$230	$6,715
Restricted cash	5,075	—	5,075	1,684	—	1,684
Property, plant and equipment (a)	19,177	(9,687)	9,490	18,111	(8,424)	9,687
Total assets	$33,196	$(9,610)	$23,586	$26,280	$(8,194)	$18,086

Current liabilities	365	—	365	408	—	408
Long term liabilities	4,182	—	4,182	4,169	—	4,169
Total liabilities	4,547	—	4,547	4,577	—	4,577

Capital stock (c)	149,219	76,754	225,973	138,458	76,754	215,212
Special warrants	—	222	222	—	222	222
Warrants and options	1,214	—	1,214	497	—	497
Contributed surplus	36	5,560	5,596	13	5,560	5,573
Other comprehensive income (loss) (a)	—	77	77	—	230	230
Deficit (a,b,c)	(121,820)	(92,223)	(214,043)	(117,265)	(90,960)	(208,225)
Total shareholders’ equity	28,649	(9,610)	19,039	21,703	(8,194)	13,509

Total liabilities & shareholders’ equity	$33,196	$(9,610)	$23,586	$26,280	$(8,194)	$18,086

12.                               Related party transactions

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc. (“SSRI”) an option to acquire the Corporation’s interest in the silver resources hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director.  Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, and SSRI will pay the Corporation $1.5 million over four years including a cash payment of $300,000 which was paid at closing.  The remaining $1.2 million will be used to fund exploration programs, land holding costs and option payments on the Maverick Springs project.  As of September 30, 2004, the Corporation has received payments from SSRI aggregating $973,233 and included in current assets is a receivable due from SSRI in the amount of $291,404 to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

13.                               Subsequent events

On October 13, 2004, the Corporation announced that W. Durand Eppler was appointed to the Board of Directors.  Mr. Eppler fills a Board vacancy created by the unexpected passing of Corporation President Ronald J. (Jock) McGregor in late May, 2004.  Mr. Eppler’s term will expire at the next general meeting of shareholders.

On November 2, 2004, the Corporation announced that it had signed an option agreement to acquire the Awak Mas gold deposit located in Sulawesi, Indonesia, for a purchase price of $1,500,000.  Under the terms of the agreement, the Corporation will have up to six months to conduct due diligence while paying the owners $15,000 per month.  The monthly option payments, as well as costs up to $150,000 expended to correct any deficiencies in asset standing, will be credited towards the purchase price.

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

Results from Operations

The Corporation’s consolidated net loss for the three-month period ended September 30, 2004, was $1.0 million or $0.07 per share compared to a consolidated net loss of $0.5 million or $0.04 per share for the same period in 2003.  The Corporation’s consolidated net loss for the nine-month period ended September 30, 2004 was $3.6 million or $0.23 per share compared to a consolidated net loss of $2.0 million or $0.16 per share for the same period in 2003.  The increases in the consolidated losses of $0.5 million and $1.6 million from the respective prior periods are the result of increased exploration, property evaluation and holding costs of $0.3 million and $0.65 million from the respective prior periods; corporate administration and investor relations costs that decreased by $0.01 million and increased by $0.5 million from the respective prior periods; and increased stock-based compensation of $0.12 million and $0.35 million from the respective prior periods.

Exploration, property and holding costs

Exploration, property and holding costs increased to $501,000 during the three-month period ended September 30, 2004, compared to $196,000 for the same period in 2003.  Exploration, property and holding costs increased to $1,450,000 for the nine-month period ended September 30, 2004, compared to $796,000 for the same period in 2003.  The increase for the three-month period ended September 30, 2004 compared to the same period of 2003, is principally the result of the reclassification of tax expense of $204,000 relating to the Hycroft reclamation bond which was previously stated as restricted cash; a $73,000 reduction in gold sales and increased property evaluation costs of $83,000.  The increase for the nine-month period ended September 30, 2004 compared to the same period of 2003, is principally the result of increased reclamation bond expense of $170,000 (reflecting the tax expense reclassification as previously noted), a reduction of $174,000 in gold sales; an increase of $130,000 in professional and legal fees and the $83,000 increase in property evaluation costs in the third quarter.

Corporate administration and investor relations

Corporate administration and investor relations costs decreased to $373,000 during the three-month period ended September 30, 2004, compared to $383,000 for the same period in 2003.  Corporate administration and investor relations costs increased to $1,702,000 during the nine-month period ended September 30, 2004, compared to $1,246,000 for the same period in 2003.  The increased costs are attributable to increased activity in the Corporation’s investor relations program and related travel and entertainment expenses; and legal, professional and regulatory fees.

Depreciation, depletion and amortization

Depreciation, depletion and amortization increased to $53,000 during the three-month period ended September 30, 2004, compared to $5,000 for the same period in 2003.  Depreciation, depletion and amortization increased to $157,000 during the nine-month period ended September 30, 2004, compared to $32,000 for the same period in 2003.  The increase is the result of plant and equipment at the Hycroft mine being depreciated from previously written down market values and depreciation on computer and information technology equipment acquired for the corporate offices in late 2003.

Stock-based compensation

Stock-based compensation was $116,000 for the three-month period ended September 30, 2004, compared to $36,000 which would have been recorded, had the fair value method of stock-based compensation been used for the same period in 2003.  Stock-based compensation was $348,000 for the nine-month period ended September 30, 2004, compared to $235,000 which would have been recorded, had the fair value method of stock-based compensation been used for the same period in 2003.  Stock-based compensation in the third quarter of 2004 is the result of stock options granted to an employee of the Corporation and recognized expense for the vesting of options granted to employees in 2003 and in 2004.

Other income and expense

In aggregate, other income and expense items, including interest income, gain on currency translation, gain on the disposal of assets and other income, resulted in a net gain of $1,000 for the three-month period ended September 30, 2004, as compared to a net gain of $2,000 in 2003.  In aggregate, other income and expense items, including interest income, gain on currency translation, gain on the disposal of assets and other income, resulted in a net gain of $78,000 for the nine-month period ended September 30, 2004, compared to a net loss of $4,000 for the same period in 2003.  The $78,000 gain in the 2004 period included interest income of $26,000, a gain on currency translation of $3,000, disposal of equipment at the Hycroft mine of $8,000 and other income of $41,000 received in a bankruptcy settlement.

Marketable securities

For both the three-month and nine-month periods ended September 30, 2004, there were $5,000 in losses on disposal, or write-downs, of marketable securities, compared to gains of $51,000 for the three-month period and $92,000 for the nine-month period ended September 30, 2003.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $1,122,000 for the three-month period ended September 30, 2004, compared to $880,000 for the same period in 2003.  Cash used in operations was $2,777,000 for the nine-month period ended September 30, 2004, compared to $2,100,000 for the same period in 2003.

The increase can be primarily attributed to the use of cash in property payments, corporate administration costs, investor relations and holding costs at the Hycroft mine.

Investing activities

Net cash used for investing activities decreased to $1,618,000 for the three-month period ended September 30, 2004, from $2,358,000 for the same period in 2003. Net cash used for investing activities increased to $4,125,000 for the nine-month period ended September 30, 2004, from $2,788,000 for the same period in 2003.  The increase is primarily due to the restricted cash payment of $3.6 million ($0.2 million of this was for a Colorado state tax) in connection with the new bonding instrument for the Hycroft mine (Note 9).

Financing activities

Net cash provided by financing activities increased to $6,427,000 for the three-month period ended September 30, 2004, from $2,273,000 for the same period in 2003.  Net cash provided by financing activities increased to $9,483,000 for the nine-month period ended September 30, 2004, compared to $5,915,000 for the same period in 2003.  The $9,483,000 proceeds in the 2004 period included $6,112,000 in net proceeds from the September

29, 2004 private placement, $3,039,000 from the exercise of warrants and $332,000 from stock options.  During the 2003 period, the Corporation had raised $5,915,000 in net proceeds from exercises of stock options, warrants and proceeds from the private placement completed in February 2003, in which the Corporation had raised net proceeds of $2,873,000 million.

Liquidity and capital resources

At September 30, 2004, the Corporation’s total assets were $33.2 million compared to $26.3 million at December 31, 2003, representing an increase of $6.9 million.  At September 30, 2004, the Corporation had working capital of $8.6 million compared to $6.1 million at December 31, 2003, representing an increase of $2.5 million.  This increase primarily reflects the $6.1 million net proceeds raised by the Corporation in the September 2004 private placement, offset by payments of $3.6 million ($0.2 million of this was for a Colorado state tax) made in conjunction with the Hycroft reclamation bond package (Note 9).

The principal component of working capital at both September 30, 2004, and December 31, 2003, is cash and cash equivalents of $8.1 million and $5.5 million, respectively.  At September 30, 2004, the Corporation held no debt with banks or financial institutions.

Major cash commitments for the remainder of 2004 are related to corporate administration and operations of approximately $0.4 million, property options and expenditure commitments of approximately $0.25 million, and bonding package cash requirements of $1.3 million for an aggregate cash usage of approximately $2.0 million.

On September 29, 2004, the Corporation completed a private placement financing in which it sold and issued a total of 1,966,456 units (the “Units”), at a price of $3.30 per Unit for aggregate gross proceeds of $6,489,304.80.  Net proceeds to the Corporation were approximately $6,112,000.  Each Unit consists of one common share and one common share purchase warrant to acquire an additional common share of the Corporation.

Each warrant will entitle the holder to acquire one common share at an exercise price of $4.75 for a period of two years from the date of issue, provided a registration statement is declared effective by the U.S. Securities and Exchange Commission within six months of the closing date; otherwise, the exercise price of each warrant will be reduced automatically to $4.25.

Starting six months after the share registration is declared effective, if the closing price of the Corporation’s common shares on the American Stock Exchange is $5.50 or more for a period of 20 consecutive trading days, then for 15 business days the Corporation will have the option to request that the warrants be exercised.  If the warrants are not exercised within 15 business days following this request, they will be cancelled.

A cash finder’s fee of 5% of the gross proceeds raised (such fee amounting to $324,465.24) was paid to an advisor to the Corporation in conjunction with the private placement.

The net proceeds from the private placement will be used for continuation of the Corporation’s strategy of acquiring additional gold resources, as suitable opportunities arise; improving the Corporation’s gold projects through additional drilling, re-engineering and feasibility studies; and also to provide for on-going administration costs.

At September 30, 2004, warrants outstanding to purchase common shares of the Corporation totaled 5,226,758 with a weighted average exercise price of $3.32 and potential gross proceeds of $17.4 million.  Although the Corporation has received significant cash proceeds from the exercise of warrants issued in private placements, there can be no assurance that cash proceeds from the exercise of warrants will be received in the future.

Uncertainty of Forward-Looking Statements

This document contains forward-looking statements concerning, among other things, the Corporation’s financial and operating results and estimates, and business prospects.  Such statements are typically punctuated by words or phrases such as “anticipates”, “estimates”, “projects”, “foresees”, “management believes”, “believes” and words or phrases of similar import.  Such statements are subject to certain risks, uncertainties or assumptions.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  Important factors that could cause actual results to differ materially from those in such forward-looking statements are identified in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, under “Part I – Item 1. Business – Risk Factors”.  That section of that Form 10-K is incorporated in this filing and investors should refer to it.  Vista Gold assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such statements.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The gold price fell to a 20-year low of $253 in July 1999 and recovered significantly since that time to reach a level of $415 by December 31, 2003 and was $416 at September 30, 2004.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

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

ITEM 4.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended) as of September 30, 2004.  Based on the evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures in place are adequate to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms.  There has been no change in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required pursuant to Item 701 of Regulation S-K concerning the Corporation’s private placement financing completed on September 29, 2004 has previously been included in the Corporation’s current report on Form 8-K filed with the Commission on October 1, 2004.

ITEM 3.                                                                                                                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                                                                                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                                                                                                                                     OTHER INFORMATION

None.

ITEM 6.                                                                                                                                                     EXHIBITS

4.1                                 Warrant Indenture dated September 29, 2004 between Vista Gold Corp. and Computershare Trust Company of Canada, as Trustee

10.1                           Finder’s Fee Agreement and Indemnity Agreement amended and restated as of September 1, 2004 between Vista Gold Corp. and Global Resource Investments Ltd.

10.2                           Form of Subscription Agreement dated September 29, 2004, between Vista Gold Corp. and each Purchaser as defined therein

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

VISTA GOLD CORP.
(Registrant)

Date: November 9, 2004	By:	/s/ Michael B. Richings
Michael B. Richings
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2004	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer (Principal Financial Officer)