Form 10-K/A
period 2003-12-31
VISTA GOLD CORP
filed 2004-12-22
CIK 783324

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

Aggregate market value of outstanding Common Shares held by non-affiliates:

As of June 30, 2003, being the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $30,000,000.

Outstanding Common Shares: As of December 8, 2004, 17,952,578 Common Shares of the registrant were outstanding.

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) is being submitted solely in order to amend and correct a wording error in Item 9A in the phrase “the disclosure controls and procedures in place are adequate” to state instead “the disclosure controls and procedures in place are effective.” As a result of the amended text in Item 9A, the Section 302 certifications filed as Exhibits in Item 15 have been re-executed as of the date of this Form 10-K/A (Amendment No. 1). No revisions have been made to the Corporation’s financial statements or any other disclosure contained in the Corporation’s original Annual Report on Form 10-K.

PART II

ITEM 9A. CONTROLS AND PROCEDURES.

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based on the evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

1

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

VISTA GOLD CORP.
(Registrant)

Date: December 22, 2004	By:	/s/ Michael B. Richings
Michael B. Richings
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 22, 2004	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer
(Principal Financial Officer)

2