Form 10-Q/A
period 2004-03-31
VISTA GOLD CORP
filed 2004-12-22
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,952,578

Common Shares, without par value, outstanding at December 8, 2004

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q/A

(Amendment No. 1)

For the Quarter Ended March 31, 2004

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) is being submitted solely in order to amend and correct a wording error in Item 4 in the phrase “the disclosure controls and procedures in place are adequate” to state instead “the disclosure controls and procedures in place are effective.” As a result of the amended text in Item 4, the Section 302 certifications filed as Exhibits in Item 6 have been re-executed as of the date of this Form 10-Q/A (Amendment No. 1). No revisions have been made to the Corporation’s financial statements or any other disclosure contained in the Corporation’s original Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based on the evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

1

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