Form 10-K
period 2004-12-31
VISTA GOLD CORP
filed 2005-03-31
CIK 783324

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

As of June 30, 2004, being the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $63,000,000.

Outstanding Common Shares:    As of March 31, 2005, 18,218,022 Common Shares of the registrant were outstanding.

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the registrant's definitive Proxy Statement for the 2005 Annual General Meeting of Shareholders. See Part III.

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

Currently the Corporation's holdings include the Maverick Springs, Mountain View, Hasbrouck, Three Hills and Wildcat projects and the Hycroft mine, all in Nevada; the Long Valley project in California; the Yellow Pine project in Idaho; the Paredones Amarillos and Guadalupe de los Reyes projects in Mexico; and the Amayapampa project in Bolivia. Additional information about these projects is available in "Item 2. Properties". The Corporation also owns five exploration projects in Canada and approximately 25% of the shares of Zamora Gold Corp., a company exploring for gold in Ecuador. In November 2004, the Corporation signed an option agreement to acquire the Awak Mas project in Sulawesi, Indonesia as summarized below.

The Corporation does not produce gold in commercial quantities and does not currently generate operating earnings. Through fiscal 2004, funding to acquire gold properties, explore and to operate the Corporation has been acquired through private placements of equity units consisting of the Corporation's Common Shares and warrants to purchase Common Shares. The Corporation expects to continue to raise capital through the exercise of warrants and through additional equity financings.

Vista Gold Corp. was originally incorporated on November 28, 1983, under the name "Granges Exploration Ltd.". In November 1983, Granges Exploration Ltd. acquired all the mining interests of Granges AB in Canada. On June 28, 1985, Granges Exploration Ltd. and Pecos Resources Ltd. amalgamated under the name "Granges Exploration Ltd." and on June 9, 1989, Granges Exploration Ltd. changed its name to "Granges Inc.". On May 1, 1995, Granges and Hycroft Resources & Development Corporation were amalgamated under the name "Granges Inc.". Effective November 1, 1996, Granges and Da Capo Resources Ltd. amalgamated under the name "Vista Gold Corp.". Effective December 19, 1997, Vista Gold was continued from British Columbia to the Yukon Territory, Canada under the Business Corporations Act (Yukon Territory).

The current addresses, telephone and facsimile numbers of the offices of the Corporation are:

Executive Office	Registered and Records Office
Suite 5 - 7961 Shaffer Parkway Littleton, Colorado, USA 80127 Telephone: (720) 981-1185 Facsimile: (720) 981-1186	200 - 204 Lambert Street Whitehorse, Yukon Territory, Canada Y1A 3T2 Telephone: (867) 667-7600 Facsimile: (867) 667-7885

Employees

As of December 31, 2004, the Corporation had ten full-time employees, of whom four were employed at the Hycroft mine and six were employed at the Corporation's executive office in Littleton. The Corporation uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

Segment Information

Segment information is provided in the Consolidated Financial Statements—Note 17.

Significant Developments in 2004

Private Placement Financing

On September 29, 2004, the Corporation completed a private placement financing in which it sold and issued a total of 1,966,456 units, at a price of $3.30 per unit for aggregate gross proceeds of $6.5 million. Net proceeds to the Corporation were $6.1 million. Each unit consisted of one common share and one two-year common share purchase warrant with an exercise price of $4.75. See the Consolidated Financial Statements—Note 8(i).

Payments on Properties

Through the use of cash and equity units, consisting of the Corporation's Common Shares and warrants to purchase Common Shares, as consideration, the Corporation continued its efforts to build a portfolio of gold projects through a strategy that includes evaluation, acquisition and exploration of gold exploration and potential development projects with the aim of adding value to the projects. In addition, the Corporation continued its efforts to improve the value of its gold projects through exploration drilling and reengineering the operating assumptions underlying previous engineering work. As discussed under "Item 2. Properties", the Corporation continued with remaining scheduled payments on gold projects acquired in 2003. These payments are described below. The Corporation is current with all its payment obligations.

Long Valley

The Corporation executed an option agreement on January 22, 2003, to acquire 100% of the Long Valley project from Standard Industrial Minerals, Inc. ("Standard"). Under the terms of the option agreement, the Corporation would pay Standard $750,000 over five years in annual installments. As of December 31, 2004, the Corporation has paid the first and second installments of $100,000 each. The third installment of $100,000 was paid in January 2005.

Hasbrouck and Three Hills

On May 23, 2003, the Corporation executed a purchase agreement with Newmont Capital which includes the Hasbrouck property and the Three Hills property. Terms of the purchase included a $50,000 cash payment on signing, and 50,475 Common Shares of the Corporation issued to Newmont Capital in June and July 2004, valued at $200,000. Newmont Capital, at its option, will retain either: (a) a 2% net smelter returns royalty in each project together with the right to a $500,000 cash payment at the start of commercial production at either project and a further $500,000 cash payment if, after the start of commercial production, the gold price averages $400 per ounce or more for any three-month period; or (b) the right to acquire 51% of either or both projects. The latter right would be exercisable only after the later of four years or the time when the Corporation has incurred aggregate expenditures of $1.0 million to acquire, explore and hold the projects.

Guadalupe de los Reyes

On August 1, 2003, the Corporation executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project in Sinaloa State, Mexico and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. The Corporation paid $300,000 as of August 1, 2003, and on August 2, 2004, the Corporation made a $500,000 payment towards the purchase by issuing 138,428 Common Shares of the Corporation. An additional

$500,000 in cash will be paid by way of $100,000 payments on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. The Corporation has the right to terminate the agreement at any time.

Wildcat

During September and October 2003, the Corporation acquired the Wildcat project and the associated exploration data in three separate transactions. The total consideration for these transactions was 50,000 Common Shares of the Corporation and $250,000 paid on signing, $300,000 paid on August 15, 2004 and $50,000 paid on October 12, 2004. An additional $500,000 is payable at the commencement of commercial production.

Yellow Pine

On November 7, 2003, Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of the Corporation, entered into an Option to Purchase Agreement with Bradley Mining Company for a nine year option to purchase 100% of the Yellow Pine project for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement and another option payment of $100,000 on November 7, 2004. The agreement calls for Idaho Gold to make eight more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1,000,000. If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1,000,000. The subsidiary has the right to terminate the agreement at any time without penalty.

Agreement to Sell Amayapampa

On December 11, 2003, the Corporation reached an agreement to sell the Amayapampa project to Luzon Minerals Ltd. ("Luzon") of Vancouver, British Columbia, Canada. Completion of the transaction was initially subject to the receipt of all regulatory and other approvals, and completion of due diligence satisfactory to Luzon by June 1, 2004. Luzon issued the Corporation 50,000 common shares initially, and during the due diligence period, Luzon was to pay the Corporation $10,000 per month for the first four months, then $15,000 per month for the fifth and sixth months. At completion of the due diligence period, Luzon was to pay the Corporation $930,000 and issue the Corporation 2,000,000 common shares. At the end of the due diligence period, the Corporation and Luzon agreed to modify the terms of the original purchase agreement. Under the modified terms, Luzon issued the Corporation 200,000 common shares, agreed to pay an additional $15,000 per month for two months, and assumed all holding costs for Amayapampa beginning August 1, 2004, and agreed to pay $900,000 and issue the Corporation an additional 2,000,000 common shares upon receipt of transaction approval from the TSX Venture Exchange. In January 2005, the Corporation announced that Luzon had informed Vista Gold that it wished to exercise its option to purchase the Amayapampa project. In addition, the companies agreed, subject to regulatory approval, to further amend the terms of the original purchase option agreement with respect to the payments previously due on January 15, 2005 and January 1, 2006. The amended agreement calls for the Corporation to receive from Luzon, within five business days of receiving TSX Venture Exchange approval, a payment consisting of $100,000 and 2,000,000 Luzon common shares. This will be followed, on the earlier of June 15, 2005, or the date of the next financing completed by Luzon after January 19, 2005, by a payment of $850,000 in cash or, at Luzon's option, $425,000 in cash and $425,000 in units consisting of Luzon common shares and warrants to purchase common shares. The final payment will be made at the earlier of the start of construction or June 15, 2006. This payment remains unchanged from the original agreement, as reported in December 2003, in that Luzon will pay Vista $4,000,000 in cash, or at Vista's option, a combination of Luzon common shares and cash based on Luzon's share price (See also Consolidated Financial Statements—Note 20).

Agreement for New Bond for Hycroft

In December 2003, the Corporation's wholly-owned subsidiary, Hycroft Resources & Development, Inc. ("HRDI") reached an agreement in principle with member companies of American International Group, Inc. to replace the existing bond coverage for the Hycroft mine with a new bond package which includes an insurance component and covers all existing reclamation liability at the Hycroft mine. On January 30, 2004, the final bond package agreement was executed. The new bond package calls for an initial payment of $4.0 million and two additional payments of $1.3 million which were paid on July 22, 2004, and December 22, 2004, respectively. On April 16, 2004, the U.S. Bureau of Land Management, Nevada State Office, approved the new insurance/assurance bonding instrument which replaced the existing bond, the letters of credit and the existing indemnity agreement between HRDI and the Corporation. The bond package allows for future increases if the Hycroft mine resumes production.

Option Agreement to Acquire Awak Mas Project, Indonesia

On November 2, 2004, the Corporation signed an option agreement to acquire the Awak Mas gold deposit located in Sulawesi, Indonesia, for a purchase price of $1.5 million. Under the terms of the agreement, the Corporation will have up to six months to conduct due diligence while paying the owners $15,000 per month. The monthly option payments, as well as costs up to $150,000 expended to correct any deficiencies in asset standing, will be credited towards the purchase price.

Agreement with Pintail Gold Technology, LLC

On June 2, 2004, the Corporation reached an agreement with Pintail Gold Technology, LLC ("Pintail"), a Denver-based biotechnology firm. The agreement calls for Pintail to complete a development program and feasibility study to demonstrate the economic and technical feasibility of recovering gold from the currently dormant heap leach pads located at the Hycroft mine site in Nevada. These pads have been treated previously to recover gold but still contain approximately 600,000 ounces of gold. Pintail is a U.S. research and development firm, which has, over the last 17 years, developed technology employing various natural microbial processes to enhance and accelerate gold recovery through solution leaching, Pintail believes its technology may be used to treat the gold ore in the heap leach piles and recover significant percentages of the remaining gold.

The study, to be funded solely by Pintail, is expected to last one year and to cost $500,000. If the study demonstrates that gold can be recovered for a total cost (capital plus operating costs) per recovered gold ounce of less than one half the then prevailing gold price, Pintail will earn a 50% interest in a joint venture to develop a commercial gold operation to produce gold from the heap leach piles.

Subsequent Event

Agreement for Canyon Resources Option to Purchase Hycroft

In January 2005, the Corporation announced that it had signed a binding letter of intent agreement with Canyon Resources Corporation ("Canyon") of Golden, Colorado, to grant Canyon a six-month option to purchase the Hycroft mine in Nevada. Completion of the transaction is subject to the negotiation and execution of a definitive option and purchase agreement and regulatory approval. The agreement provides for Canyon to expend $500,000 on a program of development and exploration drilling and mine engineering. At any time during the six-month period, Canyon may exercise its option to purchase Hycroft for an aggregate amount of $10.0 million consisting of a combination of $4.0 million in cash and $6.0 million in units, with each unit consisting of one share of Canyon common stock and a warrant to purchase one half of one share of Canyon common stock. In addition, Canyon would have the choice either to arrange new reclamation bonding for Hycroft or assume the existing bond (subject to bonding company approval). If Canyon assumes the existing bond, Canyon would pay the Corporation the difference, over a number of years, between the bond amount (approximately $6.8 million) and the bonding company's accepted cost estimate of reclamation (approximately $4.2 million), or approximately $2.6 million (See also Consolidated Financial Statements—Note 20).

Corporate Organization Chart

The name, place of incorporation, continuance or organization, and percent of voting securities owned or controlled by Vista Gold as of December 31, 2004, for each subsidiary of Vista Gold is set out below.

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

The Corporation's principal reclamation liability is the Hycroft mine. A new bond was put in place on April 16, 2004, and payments aggregating $6.6 million were made during 2004 which will cover reclamation costs for the existing disturbance at the Hycroft mine. See "—Significant Developments in 2004."

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

During 2004, there were no material environmental incidents or non-compliance with any applicable environmental regulations. The Corporation estimates that it will not incur material capital expenditures for environmental control facilities during the current fiscal year.

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

The Corporation's principal assets are gold reserves and mineralized material. The Corporation intends to attempt to acquire additional properties containing gold reserves and mineralized material. The price that the Corporation pays to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. The Corporation's potential future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale or joint venture of some of these properties. The value of these gold reserves and mineralized material, and the value of any potential gold production there from, will vary in proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond the control of the Corporation, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of the Corporation's projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect the Corporation's asset values, cash flows, potential revenues and profits.

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

Reserve calculations are estimates only, subject to uncertainty due to factors including metal prices, inherent variability of the ore and recoverability of metal in the mining process.

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

U.S. Federal Laws

The U.S. Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the U.S. National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by the Corporation.

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

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. The Corporation cannot predict the potential for future CERCLA liability with respect to its Nevada property or surrounding areas.

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

Idaho Laws

Permitting a mining operation, such as Yellow Pine, located on patented mining claims within a National Forest in Idaho would require obtaining various Federal, State and local permits under the coordination of the Idaho Joint Review Process ("JRP"). Mining projects require the establishment and presentation of environmental baseline conditions for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic parameters. An Environmental Impact Statement would be required for any mining activities proposed on public lands. Permits would also be required for storm-water discharge; wetland disturbance (dredge and fill); surface mining; cyanide use, transport and storage; air quality; dam safety (for water storage and/or tailing storage); septic and sewage; water rights appropriation; and possibly others. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act consultation process. Possible county zoning and building permits and authorization may be required. Baseline environmental conditions are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If the Corporation's project is found to significantly adversely impact any of these baseline conditions, the Corporation could incur significant costs to correct the adverse impact, or might have to delay the start of production.

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

Under Bolivian regulations, the primary component of environmental compliance and permitting is the completion and approval of an environmental impact study known as Estudio de Evaluacion de Impacto Ambiental ("EEIA"), which the Corporation submitted in 1997 and was subsequently approved. The EEIA provides a description of the existing environment, both natural and socio-economic, at the project site and in the region; interprets and analyzes the nature and magnitude of potential environmental impacts that might result from project activities; and describes and evaluates the effectiveness of the operational measures planned to mitigate the environmental impacts. Baseline environmental conditions, including meteorology and air quality, hydrological resources and surface water, are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If the Corporation's project is found to significantly adversely impact any of these baseline conditions, the Corporation could incur significant costs to correct the adverse impact, or might have to delay the start of production.

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

Some of Vista Gold's directors are directors or officers of other natural resource or mining-related companies. Robert A. Quartermain is President and a director of Silver Standard Resources Inc., and is a director of Canplats Resources Corporation, Radiant Resources, Inc., IAMGold Corporation, Rare Element Resources Ltd., Esperanza Silver Corporation, Kimber Resources Inc. and Strathmore Minerals Corp. C. Thomas Ogryzlo is the President, CEO and a director of Polaris Geothermal Inc., and is a director of Tiomin Resources Inc., Birim Goldfields Inc., Plata Peru Mining Inc. and Baja Mining Corp. Michael B. Richings, who is also the Corporation's President and Chief Executive Officer, is a director of Triumph Gold Corp. (successor to IMC Ventures), which holds interests in mining properties. John Clark is a director of Impact Energy Inc. (a Canadian oil and gas exploration company) and CFO and a director of Polaris Geothermal Inc. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, the company in question will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. In accordance with the laws of the Yukon Territory, the directors of all Yukon Territory companies are required to act honestly, in good faith and in the best interests of a company for which they serve as a director.

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

The Corporation's property interests in Bolivia and Mexico are subject to risks from political and economic instability in those countries.

The Corporation has property interests in Bolivia and Mexico, which may be affected by risks associated with political or economic instability in those countries. The risks include, but are not limited to: military repression, extreme fluctuations in currency exchange rates, labor instability or militancy, mineral title irregularities and high rates of inflation. Changes in mining or investment policies or shifts in political attitude in Bolivia or Mexico may adversely affect the Corporation's business. The Corporation may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted.

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

The Corporation measures and reports financial results in U.S. dollars. The Corporation has mining projects in Bolivia and Mexico, and is looking for other projects elsewhere in the world. Economic conditions and monetary policies in these countries can result in severe currency fluctuations.

Currently all the Corporation's material transactions in Mexico and Bolivia are denominated in U.S. dollars. However, if the Corporation were to begin commercial operations in Mexico or Bolivia (or other countries) it is possible that material transactions incurred in the local currency, such as engagement of local contractors for major projects, will be settled at a U.S. dollar value that is different from the U.S. dollar value of the transaction at the time it was incurred. This could have the effect of undermining profits from operations in that country.

The market price of the Corporation's Common Shares could decrease as a result of the impact of the significant increase in the number of outstanding Common Shares that may result from exercise of warrants issued pursuant to its equity issuances in 2002, 2003 and 2004.

At March 31, 2005, the Corporation had outstanding 18,218,022 Common Shares. An additional 4,767,903 shares are issuable upon exercise of warrants, including warrants issued upon conversion of debentures, all as acquired from the Corporation in private placement transactions in 2002, 2003 and 2004, as described in previous filings with the U.S. Securities and Exchange Commission including its Annual Report on Form 10-K for the year ended December 31, 2003. If all of the warrants are exercised, the number of currently outstanding Common Shares would increase by approximately 26.2%, to 22,985,925. The impact of the issuance of a significant amount of Common Shares from these warrant exercises may place substantial downward pressure on the market price of the Corporation's Common Shares.

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

On October 7, 2002, the Corporation completed the acquisition of a 100% interest in the Maverick Springs gold and silver project from Newmont Mining Corporation ("Newmont") and the Mountain View gold project (described below) from Newmont's wholly-owned subsidiary Newmont Capital Limited. To acquire the interest in Maverick Springs, the Corporation paid cash of $250,000 and issued 141,243 equity units to Newmont, each unit comprised of one Common Share and one two-year warrant. Newmont retained a 1.5% net smelter returns royalty, and on October 7, 2003, the Corporation issued to Newmont 122,923 Common Shares and 122,923 warrants to purchase Common Shares. In addition, pursuant to acquisition agreement terms the Corporation completed 34,060 feet of drilling as of October 7, 2004, and must complete an additional 15,940 feet of drilling before October 7, 2006. The Corporation may terminate this agreement at any time after October 7, 2004. After October 7, 2006, Newmont has a one-time right to acquire a 51% interest in the Maverick Springs project, by paying to the Corporation twice the amount that the Corporation has spent on the project, including acquisition costs. In the event that Newmont exercises this right, Newmont will relinquish its 1.5% net smelter returns royalty. (See also Consolidated Financial Statements—Note 4).

Maverick Springs is subject to a lease agreement (the "Artemis lease"), between Newmont and Artemis Exploration Company. The lease was entered into on October 1, 2001, and the key terms include: payment of advanced minimum royalties of $50,000 on October 1, 2003, (this has been paid) and advanced minimum royalties of $100,000 on October 1, 2004, (this has been paid) and each year thereafter while the agreement is in effect; work commitments of 6,400 feet of exploration drilling, on or before October 1 in each of 2002 (extended by agreement to November 15, 2002), 2003 and 2004 (the 2002, 2003 and 2004 commitments have been met), a preliminary economic evaluation to be conducted by October 1, 2004 which has been extended to April 7, 2005; and a net smelter returns royalty based on a sliding scale ranging from 2% to 6%, depending on gold and silver prices at the time of production.

On June 9, 2003, the Corporation entered into an agreement granting Silver Standard Resources Inc. ("SSRI") an option to acquire the Corporation's interest in the silver mineralized material hosted in the Maverick Springs project. The Corporation will retain its 100% interest in the gold mineralized material. The agreement with SSRI is subject to the terms of the purchase agreement between Newmont and the Corporation. Under the agreement, SSRI will pay $1.5 million over four years, of which $949,823 was paid to the Corporation in 2003 and $428,481 in 2004. The remaining $121,696 will be used by the Corporation to fund exploration programs, land holding costs and option payments. SSRI and the Corporation have formed a committee to jointly manage exploration of the Maverick Springs project. The Corporation is the operator and has a 45% vote on the committee, and SSRI has a 55% vote. After SSRI has completed its $1.5 million in payments, costs will be shared by the two corporations on the same ratio as established for operation of the management committee: Vista Gold 45% / SSRI 55%, subject to standard dilution provisions. (See also Consolidated Financial Statements—Notes 4 and 19).

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

In October 2004, the Corporation completed a 13-hole reverse circulation program totaling 13,020 feet. Intercepts indicate the potential for bulk-mineable gold-silver mineralization.

Geology

Maverick Springs can be classified as a Carlin-type or sediment/carbonate hosted disseminated silver-gold deposit. Sediment hosted deposits are common within northern Nevada, although the systems are usually gold dominated with relatively minor amounts of silver. Silver and gold mineralization at Maverick Springs has been interpreted as a roughly antiformal or arch-shaped zone with an axis that plunges shallowly to the south and seems to flatten to horizontal over the northern half of the deposit. The limbs of the arch dip shallowly to moderately at 10-30o to the east and west. Overall, the mineralized zone is elongate in the north-south direction with a length of over 6,000 feet, a width of up to 3,000 feet, and a thickness of commonly 100-300 feet.

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

Based on a third-party technical study completed on April 13, 2004, by Snowden Mining Industry Consultants of Vancouver, British Columbia, the Maverick Springs project contains approximately 69.6 million tons of mineralized material with an average grade of 0.01 ounces of gold per ton and

1.0 ounce of silver per ton at a silver-equivalent cut-off grade of 1.0 ounce of silver per ton. A 15,000 foot drill program is planned for 2005.

Mountain View

The Mountain View property is located in northwest Nevada near the Blackrock Desert. The property is approximately 15 miles northwest of Gerlach, Nevada in Washoe County; it straddles the boundary between the Squaw Valley and Banjo topographic quadrangles. The property currently consists of 127 claims with a total area of approximately 2,360 acres.

The Corporation's acquisition of the Mountain View property was completed along with that of the Maverick Springs property, as described above. To acquire the interest in the Mountain View property, the Corporation paid cash of $50,000 and issued 56,497 equity units, each unit comprised of one Common Share and a two-year warrant, to Newmont Capital, and Newmont Capital retains a 1.5% net smelter returns royalty. In addition, the Corporation completed 8,055 feet of drilling before October 7, 2004, as required by the underlying agreement. The Corporation may terminate this agreement at any time. After October 7, 2006, Newmont Capital has a one-time right to acquire a 51% interest in the project, by paying to the Corporation twice the amount that the Corporation has spent on the project, including acquisition costs. In the event that Newmont Capital exercises this right, Newmont Capital will relinquish its 1.5% net smelter returns royalty (see also Consolidated Financial Statements—Note 4).

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

The Corporation completed a five-hole reverse circulation program totaling 4,003 feet in November 2003. The results indicate the presence of a new zone of bulk mineralization approximately 200 feet east of the known core of mineralization. The Corporation completed 4,070 feet of reverse circulation drilling in 2004, and the results indicate potential bulk-mineable gold mineralization and the down-dip extension of higher-grade gold mineralization.

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

Based on a third-party technical study completed December 17, 2002, by Snowden Mining Industry Consultants of Vancouver, British Columbia, the Mountain View project contains approximately

23.2 million tons of mineralized material with an average grade of 0.013 ounces of gold per ton at a cut-off grade of 0.006 ounces of gold per ton.

Hycroft Mine

The Hycroft mine and related facilities are located 54 miles west of Winnemucca, Nevada. The Corporation acquired the Lewis mine in early 1987 and completed construction of the adjacent Crofoot mine project in April 1988. Mining operations at the Hycroft mine were suspended in December 1998, and the site was placed on care and maintenance. Gold production, from continued leaching and rinsing of the heap leach pads, continued in 2000 and 2001. In 2002, 2003 and 2004, the amount of gold recovered was not material, as expected. The mine is currently on care and maintenance. From inception in 1987 until suspension of mining operations in December 1998, the Hycroft mine produced over 1 million ounces of gold.

In January 2005, the Corporation announced that it had signed an agreement with Canyon Resources Corporation to grant Canyon a six-month option to purchase the Hycroft mine. See "Item 1. Business—Subsequent Event—Agreement for Canyon Resources Option to Purchase Hycroft".

Operating Statistics

Operating statistics for the Hycroft mine for the period 2000 to 2004 were as follows:

	Years ended December 31
	2004	2003	2002	2001	2000
Ore and waste material mined (000's of tons)	Nil	Nil	Nil	Nil	Nil
Strip ratio	Nil	Nil	Nil	Nil	Nil
Ore processed (000's of tons)(1)	Nil	Nil	Nil	Nil	Nil
Ore grade (oz. gold/ton)	N/A	N/A	N/A	N/A	N/A
Ounces of gold produced	Nil	Nil	Nil	3,232	13,493
Cash operating costs ($/oz. of gold)(2)	N/A	N/A	N/A	$210	$183
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

The leasehold interest in the Lewis property extends until January 1, 2013, or for so long thereafter as commercial mining operations continue on the property. The Lewis lease provides for the payment to the lessor of a 5% net smelter returns royalty on gold production. The royalty increases for ore grades above 0.05 ounce per ton and is offset by annual advance minimum royalties. The Corporation has the right to commingle the ore from the Lewis property with ore from the adjoining Crofoot property under an agreement with the lessor of the Lewis property.

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

In 2004, the Corporation completed an updated feasibility study on the Brimstone deposit. Proven and probable reserves are 32,429,000 tons of ore with an average grade of 0.0175 gold ounces per ton containing 566,500 ounces of gold. Ore reserve calculations were based on a gold price of $375 per ounce and the open-pit reserves had a strip ratio of 1.78 to 1 with an economic cut-off grade equivalent to 0.007 ounces of gold per ton. Silver was not reported.

Extraction dilution at the Hycroft mine is negligible due to the large size of the pit and the continuity of the ore body. Metallurgical recovery of gold from run-of-mine leaching of the Brimstone ore is projected to be 57% and the planned pit would have a stripping ratio of 1.2 to 1.

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

The Corporation has an option to acquire 100% of the Long Valley project from Standard Industrial Minerals, Inc. ("Standard"). Under the terms of the option agreement, the Corporation would pay Standard $750,000 over five years, with annual payments to be due as follows: $100,000 due on each of January 15, 2003, 2004, and 2005; $200,000 due on January 15, 2006, and $250,000 due on January 15, 2007. The Corporation has made the January 2003, January 2004 and January 2005 payments (see Consolidated Financial Statements—Note 4). The Corporation retains the right to terminate the agreement at any time, and has no work commitments on the project.

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

Based on a third-party technical study completed February 20, 2003, by Mine Development Associates of Reno, Nevada, the Long Valley project contains approximately 68.3 million tons of mineralized material with an average grade of 0.018 ounces of gold per ton at a cut-off grade of 0.010 ounces of gold per ton.

Paredones Amarillos

Paredones Amarillos is located 40 miles southeast of the city of La Paz, in the Mexican state of Baja California Sur. The project area covers over 13,784 acres.

The Corporation acquired 100% of the project on August 29, 2002, from Viceroy Resource Corporation ("Viceroy"). To acquire the project, the Corporation paid cash of Cdn $1.0 million and issued 303,030 equity units to Viceroy, and on August 29, 2003, the Corporation paid Viceroy the remaining Cdn $0.5 million due pursuant to the acquisition contract (see also Consolidated Financial Statements—Note 4).

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

On December 30, 2003, Resource Development Inc. ("RDi") of Denver, Colorado, an independent engineering firm, completed a study commissioned by the Corporation to review metallurgical test work and the bankable feasibility study completed by EBM to evaluate a revised flow sheet. The Corporation completed a metallurgical test program in 2004 that confirmed the viability of the revised process flow sheet. The Corporation plans to complete a prefeasibility level study in 2005. A 4,000 foot drilling program and a geophysical survey are planned for 2005. The program is designed to find extensions to resources within 2.4 miles of the current known resource.

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

On December 11, 2003, the Corporation reached an agreement to sell the Amayapampa project to Luzon Minerals Ltd. ("Luzon") of Vancouver, British Columbia, Canada. Completion of the transaction was initially subject to the receipt of all regulatory and other approvals, and completion of due diligence satisfactory to Luzon by June 1, 2004. Luzon issued the Corporation 50,000 common shares initially, and during the due diligence period, Luzon paid the Corporation $10,000 per month for the first four months, then $15,000 per month for the fifth and sixth months. At completion of the due diligence period, Luzon was to pay the Corporation $930,000 and issue the Corporation 2,000,000 common shares. At the end of the due diligence period, the Corporation and Luzon agreed to modify the terms of the original purchase agreement. Under the modified terms, Luzon issued the Corporation 200,000 common shares and, agreed to pay the Corporation an additional $15,000 per month for two months, assumed all holding costs for Amayapampa beginning August 1, 2004, and agreed to pay $900,000 and issue the Corporation an additional 2,000,000 common shares upon receipt of transaction approval from the TSX Venture Exchange. In January 2005, the Corporation announced that Luzon had informed Vista Gold that it wishes to exercise its option to purchase the Amayapampa project. In addition, the companies agreed, subject to regulatory approval, to further amend the terms of the original purchase option agreement with respect to the payments previously due on January 15, 2005, and January 15, 2006. The amended agreement calls for the Corporation to receive from Luzon, within five business days of receiving TSX Venture Exchange approval, a payment consisting of $100,000 and 2,000,000 Luzon common shares. This will be followed, on the earlier of June 15, 2005, or the date of the next financing completed by Luzon after January 19, 2005, by a payment of $850,000 in cash, or at Luzon's option, $425,000 in cash and $425,000 in units consisting of Luzon common shares and warrants to purchase common shares. The final payment will be made at the earlier of the start of construction or June 15, 2006. This payment remains unchanged from the original agreement, as reported in December 2003, in that Luzon will pay Vista Gold $4,000,000 in cash, or at Vista's option, a combination of Luzon common shares and cash based Luzon's share price. If Luzon completes the purchase, and when production commences, Vista will also receive a 3% net smelter type royalty on gold production at gold prices of $450 per ounce or below and 4% at gold prices above $450 per ounce.

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

Sulfide mineralization, hosted by multiple fractures is composed of predominantly pyrite within and adjacent to quartz veins. The total sulfide concentration for the overall mineralized zone is estimated at 3% to 5%. Petrographic examination of the sulfide mineralization shows pyrite to dominate at over 95% of the total sulfides; arsenopyrite is also present, as are minor amounts of chalcopyrite, galena, sphalerite, stibnite and tetrahedrite. Gold is present as free gold in association with pyrite, on fractures within pyrite and attached to the surface of pyrite and is often visible as discrete grains on fractures in quartz and argillite. Gold grains exhibit a large size-range, with much of the gold being relatively coarse at 40 to 180 microns. All gold grains display irregular shapes with large surface areas. No gold was noted to be encapsulated in either quartz or sulfide. The content of gold grains was verified as over 97% gold by scanning-electron-microprobe analysis.

District-scale exploration potential exists for defining styles of gold mineralization similar to Amayapampa, which could be developed as satellite ore bodies. In addition, at least 15 drill holes beneath the planned Amayapampa pit suggest the presence of four higher-grade shoots.

In 2000, an updated and additional optimization study were completed on a feasibility study originally completed in 1997. Based on a technical study completed by Mine Reserve Associates, Inc., an independent consultant, total mineralized material was 14.2 million tons with an average grade of 0.047 ounces of gold per ton. Included in this mineralization were proven and probable reserves of 10.2 million tons grading 0.051 ounces per ton, containing 526,000 ounces of gold. The reserve calculation was based on a gold price of $300 per ounce. Reserves included extraction dilution of 5% of the tons and 1% of the total ounces. Extraction dilution does not result in any losses of recoverable gold.

Hasbrouck

The Hasbrouck property is located in southwestern Nevada about 5 miles south-southwest of the town of Tonopah in Esmeralda County, Nevada, adjacent to U.S. Highway 95 and approximately half-way between Reno and Las Vegas. The property consists of 22 patented lode mining claims and 61 unpatented lode claims that cover an area of approximately 1,300 acres.

On May 23, 2003, the Corporation executed a purchase agreement with Newmont Capital Limited ("Newmont Capital"), a subsidiary of Newmont Mining Corporation, which includes both the Hasbrouck property and the Three Hills property, which lies approximately 4.5 miles to the north-northwest. Terms of the purchase include a $50,000 cash payment on signing and $200,000 or, at the Corporation's discretion, the equivalent in the Corporation's Common Shares one year after signing. In June and July 2004, the Corporation issued to Newmont Capital an aggregate 50,475 Common Shares at a deemed per share price of $3.96. The value of the Common Shares was based on the average AMEX closing price of the Common Shares over the ten-trading-day period ending one day before the first anniversary of the agreement. Newmont Capital, at its option, will retain either: (a) a 2% net smelter returns royalty in each project together with the right to a $500,000 cash payment at the start of commercial production at either project and a further $500,000 cash payment if, after the start of commercial production, the gold price averages $400 per ounce or more for any three-month period; or (b) the right to acquire 51% of either or both projects. The latter right would be exercisable only after the later of four years or the time when the Corporation has incurred aggregate expenditures of $1.0 million to acquire, explore and hold the projects and would include Newmont Capital paying the Corporation cash equaling 200% of the expenditures made by the Corporation on the related property. In this event, Newmont Capital would become operator of a joint venture with the Corporation, and both parties would fund the project through to a production decision. The Corporation's contribution to the joint venture during this period is capped at $5.0 million, $3.0 million of which Newmont Capital would finance for the Corporation and recover, with interest, exclusively from related project cash flows. The Corporation would also grant Newmont a right of first offer with respect to subsequent sale of the projects by the Corporation. An additional 1.5% net smelter royalty on the Hasbrouck property is held by a private party.

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

Mine Development Associates of Reno, Nevada, completed a third-party technical study for the Corporation on August 29, 2003. The Three Hills study included data from 62,874 feet of drilling, comprised of 183 reverse circulation holes totaling 54,657 feet, 45 air-track and rotary holes totaling 6,320 feet and 9 diamond drill holes totaling 1,897 feet. The drilling was completed by Echo Bay Mines Ltd., Eastfield Resources, Saga Exploration and Cordex Syndicate between 1974 and 1996. Based on this study, mineralized material above a cut-off of 0.01 ounces of gold per ton was 5.7 million tons with an average grade of 0.023 ounces of gold per ton.

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

On August 1, 2003, the Corporation executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. During a due diligence period leading up to the signing of the purchase agreement, the Corporation made payments to the owner, Sr. Enrique Gaitan Maumejean, totaling $100,000, and upon exercising its option to complete the purchase, paid an additional $200,000. On August 4, 2004, the Corporation issued 138,428 Common Shares to Sr. Gaitan in satisfaction of the scheduled payment of $500,000, which could be made in cash or Common Shares at the discretion of the Corporation. An additional $500,000 in cash will be paid by way of $100,000 payments on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. A 2% net smelter returns royalty will be paid to the previous owner and may be acquired by the Corporation at any time for $1.0 million. The Corporation retains the right to terminate the agreement at any time.

Geology

Guadalupe de los Reyes occurs in a late Cretaceous-to Tertiary-age volcanic sequence of rocks. Gold and silver mineralization has been found along a series of northwesterly and west-northwesterly trending structural zones. Mineralization in these zones is typical of low sulfidation epithermal systems. Eight main target areas have been identified along three major structural zones. Several of these targets have bulk tonnage potential which may be amenable to open-pit mining, including the El Zapote, San Miguel, Guadalupe Mine, Tahonitas, and Noche Buena zones. The El Zapote target occurs in the Mariposa-El Zapote-Tahonitas structural zone on the western side of the project area and has been mapped for a distance of 2 miles. The El Zapote deposit is one of three deposits found along this structural zone, with the inactive underground Mariposa Mine 0.6 miles to the northwest and the Tahonitas prospect 0.3 miles to the southeast. The Guadalupe zone occurs as the northwest extension of the mineralized structures that were developed by underground mining along approximately 3,280 feet of the veins and to some 1,300 feet deep. The Guadalupe zone is found in the northeast portion of the area and has produced the majority of precious metals within the district. The San Miguel and Noche Buena zones are enclosed by the same northwestern trending structure in between the El Zapote-Mariposa and the Guadalupe structures.

A third-party technical study was performed for the Corporation and reported on July 17, 2003, by Pincock, Allen & Holt, of Denver, Colorado, using assay data from 381 reverse circulation drill holes totaling 118,633 feet. The drilling was performed by Northern Crown Mines Limited from 1993 to 1997. Based on this study, mineralized material above a cutoff grade of 0.016 ounces of gold per ton is 7.0 million tons averaging 0.040 ounces of gold per ton and 0.67 ounces of silver per ton.

Wildcat

Wildcat is located about 35 miles northwest of Lovelock and 26 miles south of the Corporation's Hycroft mine in Pershing County, Nevada. The project consists of 74 unpatented claims and 4 patented claims.

During September and October 2003, the Corporation concluded due diligence reviews and executed formal purchase agreements to acquire the Wildcat project and the associated exploration data in three separate transactions. On September 23, 2003, the Corporation purchased 71 unpatented mining claims from Monex Exploration, a partnership, for $200,000 on signing and $300,000 on August 11, 2004, (which was paid). On commencement of commercial production, the Corporation will make a one-time production payment in the amount of $500,000. Thirteen of the claims are subject to an underlying 0.4% net smelter returns royalty, and the remaining 58 claims are subject to an underlying 1% net smelter returns royalty.

On October 12, 2003, the Corporation purchased a 100% interest in the Vernal unpatented mining claim from David C. Mough and Jody Ahlquist Mough for $50,000 on signing and $50,000 on October 1, 2004, (which was paid), for a total consideration of $100,000.

On October 28, 2003, the Corporation purchased four patented mining claims and exploration data from Sagebrush Exploration, Inc. ("Sagebrush") for 50,000 Common Shares of the Corporation issued and delivered to Sagebrush upon the closing of the transaction. The four patented claims are subject to an underlying net smelter returns royalty of 1% for gold production between 500,000 and 1,000,000 ounces, increasing to 2% on production in excess of 1,000,000 ounces.

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

On November 7, 2003, the Corporation, through Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of the Corporation, entered into an Option to Purchase Agreement with Bradley Mining Company for a nine year option to purchase 100% of Yellow Pine for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement and another payment of $100,000 on the first anniversary of the agreement. The agreement calls for Idaho Gold to make eight more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1,000,000. If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1,000,000. Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the claims are subject to an underlying 5% net smelter returns royalty.

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

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, by Vista Gold during the quarter ended December 31, 2004.

EXECUTIVE OFFICERS OF THE CORPORATION

As of March 31, 2005, the Corporation had three executive officers, namely Michael B. Richings, President and Chief Executive Officer, Gregory G. Marlier, Chief Financial Officer, and Howard M. Harlan, Vice

President, Business Development. Information as to Mr. Richings, Mr. Marlier and Mr. Harlan is set forth below.

Name, Position and Age	Held Office Since	Business Experience During Past Five Years
Michael B. Richings President, Business Development Age—60	May 25, 2004	President and Chief Executive Officer of Vista Gold from May 25, 2004 to present; Former President and Chief Executive Officer of Vista Gold from June 1995 to September 2000.
Gregory G. Marlier Chief Financial Officer Age—55	June 1, 2004	Chief Financial Officer of Vista Gold from June 1, 2004 to present; Chief Financial Officer of Pacific Western Technologies, Ltd. from 2000 to 2004.
Howard M. Harlan Vice President, Business Development Age—61	November 9, 2004
Vice President, Business Development of Vista Gold from November 9, 2004 to present; Manager of Corporate Administration of Vista Gold from September 2003 to November 2004; Land Manager of LaFarge West Inc. from February 2002 to September 2003; Consultant from March 2001 to February 2002; Business Analyst of Luzenac America, Inc. from June 2000 to March 2001

None of the above executive officers has entered into any arrangement or understanding with any other person pursuant to which he was or is to be appointed or elected as an executive officer of Vista Gold or a nominee of any other person.

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

	American Stock Exchange (US$)		The Toronto Stock Exchange (Cdn$)
	High	Low	High	Low
2003 1st quarter	5.70	2.80	9.25	4.27
2nd quarter	3.74	2.96	5.20	4.16
3rd quarter	4.62	3.00	6.37	4.20
4th quarter	5.27	3.55	6.99	4.78
2004 1st quarter	6.19	3.91	7.99	4.92
2nd quarter	5.75	3.35	7.55	4.51
3rd quarter	4.36	3.18	5.72	4.14
4th quarter	4.85	3.75	5.80	4.55

On March 30, 2005, the last reported sale price of the Common Shares of Vista Gold on the American Stock Exchange was $3.60 and on the Toronto Stock Exchange was Cdn $4.29. As at March 31, 2005, there were 18,218,022 Common Shares issued and outstanding, and the Corporation had 921 registered shareholders of record.

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

Certain Canadian Income Tax Considerations for U.S. Residents

The following is a general summary of certain Canadian federal income tax consequences of the ownership and disposition of Common Shares generally applicable to holders of Common Shares who (i) are residents of the United States for the purposes of the Canada-United States Income Tax Convention (1980), as amended (the "Convention"), (ii) are not resident in Canada for the purposes of the Canadian Tax Act (as defined below), (iii) hold their common shares as capital property, (iv) deal at arm's length with the Corporation, and (v) do not use or hold, and are not deemed to use or hold, their common shares in a business carried on in Canada. In this summary, these holders of Common Shares are referred to as U.S. Residents. Special rules, which are not discussed below, may apply to a U.S. Resident which is an insurer that carries on business in Canada and elsewhere.

It is the Canada Revenue Agency's (the "CRA's") published policy that certain entities (including certain limited liability companies) that are treated as being fiscally transparent for United States federal income tax purposes will not qualify as residents of the United States under the provisions of the Convention.

This summary is based upon the current provisions of the Income Tax Act (Canada) and the regulations enacted thereunder (collectively referred to as the "Canadian Tax Act") and the Convention as in effect on the date hereof as well as our understanding of the current published administrative and assessing policies of the CRA. This summary is not exhaustive of all possible Canadian federal income tax consequences and does not take into account provincial, territorial or foreign income tax considerations, nor does it take into account or anticipate any changes in law, whether by judicial, governmental or legislative decision or action except the specific proposals (the "Tax Proposals") to amend the Canadian Tax Act publicly announced by or on behalf of the Minister of Finance (Canada) before the date hereof. No assurance can be given that the Tax Proposals will be enacted into law in the manner proposed, or at all.

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

Disposition of Common Shares

A U.S. Resident will not be subject to tax under the"Canadian Tax Act" in respect of any capital gain realized by such U.S. Resident on a disposition of Common Shares unless the Common Shares constitute "taxable Canadian property" (as defined in the Canadian Tax Act) of the U.S. Resident at the time of disposition. As long as the Common Shares are listed on a prescribed stock exchange (which currently includes the Toronto Stock Exchange and American Stock Exchange), the Common Shares generally will not constitute taxable Canadian property of a U.S. Resident unless, at any time during the 60-month period immediately preceding the disposition, the U.S. Resident, persons with whom the U.S. Resident did not deal at arm's length, or the U.S. Resident together with all such persons, owned or was considered to own 25% of more of the issued shares of any class or series of shares of the capital stock of the Corporation.

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

	Years ended December 31
	2004	2003	2002	2001	2000
	(U.S. $000's, except loss per share)
Results of operations
Gold revenues	$—	$—	$—	$890	$3,757
Net loss before write-downs	4,924	2,745	2,775	3,275	2,283
Net loss	4,924	2,745	2,775	3,275	13,209
Basic and diluted loss per share (restated for years prior to 2002, see Consolidated Financial Statements—Note 8)	0.31	0.22	0.41	0.72	2.91
Financial position
Working capital	$6,570	$6,077	$3,507	$(199)	$106
Total assets	32,788	26,280	20,688	13,889	17,232
Long-term debt and non-current liabilities	4,188	4,169	4,665	3,134	3,345
Shareholders' equity	28,344	21,703	15,425	9,401	12,673

Had the consolidated financial statements of the Corporation been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would have been reported as follows (see also Note 18 of the Consolidated Financial Statements).

	Years ended December 31
	2004	2003	2002	2001	2000
	(U.S. $000's, except loss per share)
Results of operations
Gold revenues	$—	$—	$—	$971	$3,526
Net loss before write-downs	5,898	3,380	5,773	3,194	20,978
Net loss	5,898	3,380	5,773	3,194	20,978
Basic and diluted loss per share (restated for years prior to 2002, see Consolidated Financial Statements—Note 8)	0.38	0.26	0.85	0.70	4.63
Financial position
Working capital	$6,644	$6,307	$3,507	$(229)	$(125)
Total assets	22,775	18,086	12,814	6,102	9,364
Long-term debt and non-current liabilities	4,188	4,169	4,665	3,134	3,345
Shareholders' equity	18,331	13,509	7,551	1,614	4,808

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2004, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference to Note 18 to the consolidated financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements. All amounts stated herein are in U.S. dollars, unless otherwise noted.

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

The Corporation's holdings include the Maverick Springs, Mountain View, Hasbrouck, Three Hills and Wildcat projects and the Hycroft mine, all in Nevada; the Long Valley project in east central California; the Yellow Pine project in Idaho; the Paredones Amarillos and the Guadalupe de los Reyes projects in Mexico; and the Amayapampa project in Bolivia. The Corporation also owns several exploration claims in Canada and approximately 25% of the shares of Zamora Gold Corp., a company exploring for gold in Ecuador.

Outlook

Gold prices started 2004 at $416 per ounce and finished the year at $436 per ounce.

At the end of 2004, the Corporation owned or controlled eleven properties containing mineralized material. The Corporation expects that emphasis on gold project acquisition will continue in the future. In addition, through exploration drilling and engineering studies, management believes that additional value can be added to most of the projects by advancing them closer to a production decision.

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

Results from Operations

Summary

The Corporation's 2004 consolidated net loss was $4.9 million or $0.31 per share compared to the 2003 consolidated net loss of $2.7 million or $0.22 per share for a net increase of $2.2 million. The increase of $2.2 million in 2004 is due to increased holding costs at the Hycroft mine of $0.6 million; decreased holding costs at the Amayapampa property of $0.1 million; increased property exploration costs of $0.2 million; increased general and administrative costs of $0.5 million; and increased stock-based compensation of $1.0 million.

As compared to a consolidated net loss of $2.8 million or $0.41 per share in 2002, the 2003 consolidated net loss decreased by $0.1 million. The improvement in 2003 includes a 2002 non-recurring charge of $1.0 million for a reclamation obligation increase; offset by increased holding costs at the Hycroft mine of $0.3 million; increased holding costs at the Amayapampa property of $0.1 million; increased general and administrative costs of $0.2 million; increased investor relations costs of $0.2 million; and increased depreciation of $0.1 million.

Gold production and revenue

The Hycroft mine is on care and maintenance. Mining activities were suspended at Hycroft in 1998 and, as expected, gold production has declined steadily since that time. Currently, solution is being circulated over the heap leach pads to enhance evaporation and extract gold through carbon stripping processes. The extracted gold is then refined and sold. Effective at the beginning of fiscal 2002, gold production was considered incidental to the activities at the Hycroft mine and reporting the associated sales proceeds as revenue was no longer warranted. Accordingly, gold sales proceeds of approximately nil in 2004, $0.3 million in 2003 and $0.6 million in 2002 have been accounted for as an offset to exploration, property evaluation and holding costs. Gold revenues in 2004, 2003 and 2002 therefore were nil. Gold production costs, which are offset by proceeds received from gold sales of $0.3 million in 2003 and $0.6 million in 2002, are no longer recorded as production costs, but are accounted for as exploration, property evaluation and holding costs. Recorded 2004, 2003 and 2002 production costs are therefore nil.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased approximately $0.7 million from $1.0 million in 2003 to $1.7 million in 2004. Exploration costs increased by $0.2 million in 2004. The increase in net holding costs for the Hycroft mine of approximately $0.6 million primarily contributes to the overall increase noted. Actual holding costs for the Hycroft mine did not in fact increase from the prior year, but rather, gold recovery from the heap leach pads decreased from 2003 resulting in the net increase in costs.

Corporate administration and investor relations

Corporate administrative and investor relations costs were $2.1 million in 2004 compared to $1.6 million in 2003, representing an increase of $0.5 million. This increase is the result of a more comprehensive investor relations program, the cost of which increased $0.2 million from 2003, and a $0.3 million increase in general expenses and payroll costs with the addition of personnel and the use of consultants during the year.

Corporate administration and investor relations costs were $1.6 million in 2003, slightly higher than the $1.2 million in 2002. The increase reflects new investor relations and business development programs.

Depreciation and amortization

Depreciation and amortization was $0.2 million in both 2004 and 2003. Depreciation and amortization costs at Hycroft were $0.2 million in 2003 compared to $0.07 million in 2002. This increase is primarily the result of plant and equipment at the Hycroft mine being depreciated in 2003 over the full year where depreciation was not calculated as a result of write-downs to salvage value in prior years.

Other Income and Expenses

Provisions for reclamation and mine closure costs

During 2004, the Corporation increased its accrued mine closure costs by $14,000 for employee severance accruals. With consideration given to this increase, the accrued reclamation obligation and mine closure costs at year-end 2004 was $4.19 million as compared to $4.17 million in 2003.

As previously noted, effective January 1, 2003, the Corporation has adopted the new accounting standard for asset retirement obligations, CICA 3110. Management regularly reviews the fair value of reclamation obligation estimates where any increase in the fair value of the estimate will be recorded in the period in which the increase is incurred. The application of this standard did not result in an increase in the reclamation obligations during the year 2003.

Consistent with the U.S. Bureau of Land Management, Nevada State Office mandated procedures in 2002, the Corporation commissioned a third-party comprehensive review of the estimated reclamation costs at the Hycroft mine. Based on this review, the Corporation increased its accrued reclamation obligation by $1.04 million in 2002 to $4.16 million from $3.12 million.

Stock-based compensation

On January 1, 2004, the Corporation retroactively adopted, without restatement of prior years, the fair value method of accounting for stock-based compensation, CICA 3870. This standard requires that the Corporation record compensation expense on the granting of all stock-based compensation awards, including stock option grants to employees, calculated using the fair-value method. The adoption of the fair value method resulted in a cumulative increase of $971,000 to the opening deficit at January 1, 2004 and increases of $139,000 and $832,000 to common share capital and stock options, respectively, at January 1, 2004. Previously the Corporation recorded only those expenses associated with stock options granted to non-employees based upon the fair value on the earlier date of completion of performance or vesting of the options granted. The Corporation did not record any compensation cost on grants of stock options to employees and directors prior to January 1, 2004.

During the twelve months ended December 31, 2004, the Corporation granted 308,000 stock options to directors, officers and employees valued at $527,985. Also, during 2004, options granted in prior years vesting over time valued at $202,858 were recorded.

During 2004, the Corporation granted 115,000 stock options to non-employees valued at $328,760 compared to 10,000 options granted to non-employees in 2003 valued at $28,941. The Corporation valued the granted options in both 2004 and 2003 using the Black-Scholes model. The Corporation granted 20,000 stock options to non-employees during 2002.

Loss/Gain on disposal of marketable securities

In 2004, the Company realized a loss on disposal of marketable securities of $5,000, compared to a gain of $149,000 in 2003. There was no realized gain during 2002.

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

In 2004, the Corporation acquired 150,000 common shares of Sub-Sahara Resources NL valued at $11,445. During the year ended December 31, 2004, the Corporation sold all of the common shares of Sub-Sahara Resources NL for a realized loss of $8,025 and also sold 10,000 common shares of Esperanza for a realized gain of $3,107.

In aggregate, the Corporation realized losses on the sale of marketable securities during 2004 of $5,000. No similar losses were realized in 2003 or 2002.

At December 31, 2004, the Corporation held marketable securities available for sale with a book value of $140,124. The Corporation purchased the securities for investing purposes with the intent to hold the securities until such time that it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, the Corporation monitors the market status of the securities consistently in order to mitigate the risk of loss on the investment.

Gain on disposal of assets

Net gains of $8,000 on disposal of assets were recorded in 2004 as compared to no net gains or losses in 2003 and $83,000 of net gains in 2002. Net gains in 2004 resulted from the sale of equipment at the Hycroft mine.

Loss on foreign currency translation

Foreign currency translation losses occurring in 2002 were reclassified to corporate administration costs as the amounts were negligible and are not reflected separately in the corresponding statements of loss reported by the Corporation in 2004.

No loss on foreign currency translation was recorded in 2004 as compared to a loss of $44,000 in 2003. The decrease of $44,000 is related to property obligation accruals and payments in 2003. These transactions include the accrual of a Cdn $500,000 liability for the purchase of the Paredones Amarillos project in 2002 and the subsequent payment of the liability in 2003.

The foreign currency loss in 2003 was $44,000 as compared to $19,000 in 2002. The comparative difference of $44,000 is related to exchange differences realized between property obligation accruals in 2002 and related payments in 2003.

Other income and expense

During 2004 and 2003, the Corporation incurred no interest expense as it had no commercial debt during these years. The Corporation incurred $14,000 in interest expense in 2002 in connection with its convertible debenture issuance, which closed on March 19, 2002. The debentures had an annual interest rate of 1% and were converted automatically, pursuant to their terms, on September 19, 2002.

During 2004, the Corporation realized $80,000 in interest income from investing within a liquid savings account as compared to $40,000 in 2003. This difference is attributed to additional cash of approximately $6.5 million being raised from the equity private placement completed in September 2004, the residual exercise of warrants related to the 2002 and 2003 private placements and the exercise of stock options.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Cash used in operations was $3.4 million in 2004 compared to cash uses of $3.0 million in 2003 and $2.8 million in 2002.

The increase of $0.4 million in 2004 from 2003 can be attributed to administrative costs, property acquisitions and professional fees incurred during the year.

The increase of $0.2 million in 2003 from 2002 is primarily the result of an addition of one employee, administrative costs, property acquisitions and professional fees incurred during the year related to the private placement completed in February 2003.

Investing Activities

Net cash used in investing activities in 2004 was $6.1 million compared to $3.0 million in 2003 and $1.2 million in 2002.

Cash used for property expenditures was $1.1 million in 2004 compared to $1.5 million in 2003 and $1.5 million in 2002. Cash property expenditures for 2004 included the acquisition costs of $200,000 for the Yellow Pine and Long Valley projects. Option payments for the Maverick Springs, Mountain View and Wildcat projects accounted for $475,000 of the cash usage. Exploration and land holding costs were $916,000 for all projects. These cash expenditures are offset by cost recoveries during 2004 of $510,000 pursuant to the Maverick Springs gold/silver joint venture and option payments received from a third party for the potential acquisition of Amayapampa.

Other cash usages in 2004 consisted of computer hardware and software purchases of $0.05 million for the corporate offices and $1.7 million for prepaid insurance for bonding at the Hycroft mine. During 2003 cash usage consisted of $0.06 million for mobile equipment at the Hycroft mine and computer hardware and software purchases for the corporate offices.

In 2004, the Corporation invested $53,000 for the acquisition of marketable securities and received proceeds of $8,000 from related sales of marketable securities acquired in the current year and in prior years. There were investing activities related to marketable securities in 2003 of $40,000 and none in 2002.

In addition, $3.3 million cash was set aside in a restricted account for increased bond requirements at Hycroft in 2004, which was $1.7 million in 2003 and none in 2002.

Financing Activities

The Corporation received net cash from financing activities of $9.8 million in 2004 compared to $8.1 million in 2003 and $6.8 million in 2002. Cash provided by financing activities in 2004 includes a net of $6.1 million from private placements, $3.0 million from the exercise of warrants and $0.7 million from the exercise of options.

The Corporation completed a $6.5 million private placement financing in September 2004 consisting of 1,966,456 equity units, each priced at $3.30. Each equity unit consisted of one Common Share and one warrant (See Consolidated Financial Statements—Note 8). These gross proceeds were offset by a 5% cash finder's commission totaling $324,465 paid in connection with the private placement and direct costs connected with this private placement of $131,535, for proceeds of $6.1 million.

Warrants exercised during 2004 produced cash proceeds of $3.1 million compared to $4.9 million in 2003. During 2004, $0.6 million in cash proceeds was from exercises of the February 2003 private placement warrants, $0.6 million was from exercises of the February 2002 private placement warrants and $0.3 million was from exercises of the December 2002 private placement warrants. (See Consolidated Financial Statements—Note 8) Also in 2004, exercises of warrants issued by the Corporation as partial consideration for the acquisition of Minera Paredones Amarillos resulted in cash proceeds of $1.6 million. During 2003, exercises of warrants from private placements provided $4.9 million in cash proceeds.

The exercise of stock options produced cash of $734,000 during 2004 as compared to $339,000 in 2003.

In 2002, proceeds from warrant exercises were $1.0 million and proceeds from stock option exercises were $0.03 million.

Liquidity and Capital Resources

At December 31, 2004, the Corporation's total assets were $32.8 million as compared to $26.2 million and $20.7 million for 2003 and 2002, respectively. Long-term liabilities as of December 31, 2004, totaled $4.2 million as compared to $4.2 million in 2003 and $4.2 million in 2002. At the same date in 2004, the Corporation had working capital of $6.6 million compared to $6.1 million in 2003 and a $3.5 million in 2002.

The Corporation's working capital of $6.6 million as of December 31, 2004, increased from 2003 by $0.5 million as compared to an increase from 2002 to 2003 of $2.6 million. The principal component of working capital for both 2004 and 2003 is cash and cash equivalents of $5.9 million and $5.5 million, respectively. Other components include marketable securities (2004—$140,000; 2003—$31,000), accounts receivable (2004—$345,000; 2003—$642,000) and other liquid assets (2004—$425,000; 2003—$292,000). The difference of $0.5 million in working capital from 2004 to 2003 relates to cash proceeds received from the September 2004 private placement. At December 31, 2004, the Corporation held no debt with banks or financial institutions. Remaining amounts for liabilities at year-end 2004 are related to trade and corporate administration.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements required to be disclosed in this Annual Report on Form 10-K.

Contractual Obligations

With respect to contractual obligations, the Company has commitments relating to its leasehold obligations totaling $76,758 over three years (2004—$41,868; 2005—$34,890; 2006—None).

Major cash commitments in 2004 are related to corporate administration and operations of approximately $3.3 million, property options and expenditure commitments of approximately $2.8 million, and bonding package cash requirements of $3.3 million for an aggregate cash usage of approximately $9.4 million. However, the total bonding package requirements will be offset by cash currently classified as restricted in the amount of $5.0 million.

As of December 31, 2004, warrants outstanding to purchase Common Shares of the Corporation totaled 5,016,477 with a weighted average exercise price of $3.28 and potential gross proceeds of $16.5 million.

Summary of Quarterly Results and 4th Quarter Review

2004	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net loss	$(1,340)	$(1,047)	$(1,391)	$(1,146)
Basic and diluted price per share	(0.08)	(0.07)	(0.09)	(0.07)

2003	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net loss	$(759)	$(531)	$(640)	$(815)
Basic and diluted price per share	(0.06)	(0.04)	(0.05)	(0.07)

Transactions with Related Parties

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc. ("SSRI") an option to acquire the Corporation's interest in the silver mineralized material hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director. Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, SSRI will pay the Corporation $1.5 million over four years including a cash payment of $300,000 at closing. The remaining $1.2 million will be used by the Corporation to fund exploration programs, land holding costs and option payments on the Maverick Springs project. At the time the transaction was completed, SSRI paid the Corporation $488,891, comprised of the required $300,000 payment due at closing plus $188,891 in exploration costs incurred through December 31, 2002. As of December 31, 2004, included in current assets is a receivable amount due from SSRI in the amount of $119,373 (2003—$407,135 and 2002—nil) to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

Subsequent Events

Agreement to Sell Amayapampa—Recent Developments

In January 2005, Luzon Minerals Ltd. informed the Corporation that it wishes to exercise its option to purchase the Amayapampa gold project in Bolivia. The companies have agreed, subject to regulatory approval, to further amend the terms of the original purchase option agreement with respect to the payments previously due on January 15, 2005, and January 1, 2006. The amended agreement calls for Vista to receive from Luzon, within five business days of receiving TSX Venture Exchange approval, a payment consisting of $100,000 and 2,000,000 Luzon common shares. This will be followed, on the earlier of June 15, 2005, or the date of the next financing completed by Luzon after January 19, 2005, by a payment of $850,000 in cash or, at Luzon's option, $425,000 in cash and $425,000 in units consisting of Luzon common shares and warrants to purchase common shares. The final payment will be made at the earlier of the start of construction or June 15, 2006. This payment remains unchanged from the original agreement, as reported in December 2003, in that Luzon will pay Vista $4,000,000 in cash or at Vista's option, a combination of Luzon common shares and cash based on Luzon's share price. When production commences, Vista will also receive a 3% net smelter type royalty on gold production at gold prices of $450 per ounce or below and 4% at gold prices above $450 per ounce. Other terms of the agreement remain unchanged.

Letter of Intent to Grant Canyon Resources an Option to Purchase Hycroft Mine

In January 2005, the Corporation signed a binding letter of intent agreement with Canyon Resources Corporation ("Canyon") to grant Canyon a six-month option to purchase the Hycroft mine in Nevada for an aggregate amount of $10.0 million consisting of a combination of $4.0 million in cash and $6.0 million in equity units. Completion of the transaction is subject to the negotiation and execution of a definitive option and purchase agreement and regulatory approval. The agreement provides for Canyon to expend $500,000 on a program of development and exploration drilling and mine engineering. The objectives of this program are to evaluate and expand the oxide reserves of Hycroft and to provide design information for the restart of oxide leaching operations.

At any time during the six-month period, Canyon may exercise its option to purchase Hycroft for an aggregate amount of $10 million consisting of a combination of $4 million in cash and $6 million in units, with each unit consisting of one share of Canyon common stock and a warrant to purchase one half share of Canyon common stock. The number of units would be calculated by dividing $6 million by the average closing price of Canyon stock for the 20 trading days prior to the exercise of the option. The exercise price of each warrant would be equal to 130% of the average share price, as calculated above, upon exercise of the option and the warrants would have a term of three years from the date of issue. Canyon will arrange to register the stock acquired by Vista as part of this transaction. In addition, Canyon would have the choice either to arrange new reclamation bonding for Hycroft or assume the existing bond (subject to bonding company approval). If Canyon assumes the existing bond, Canyon would pay the Corporation the difference, over a number of years, between the bond amount (approximately $6.8 million) and the bonding company's accepted cost estimate of reclamation (approximately $4.2 million), or approximately $2.6 million (See also Consolidated Financial Statements—Note 20).

Form S-3 Filed with the U.S. Securities and Exchange Commission

On January 7, 2005, the United States Securities and Exchange Commission declared effective a registration statement on Form S-3 filed under the United States Securities Act of 1933 for the registration for resale of 4,367,661 Common Shares, including an aggregate 3,932,912 Common Shares issued, as well as those to be issued on exercise of warrants, in connection with the Corporation's September 2004 private placement. Also included were an aggregate 434,749 Common Shares issued, as well as those to be issued on exercise of warrants, in connection with scheduled payments for certain property acquisitions of the Corporation. As a result of this registration statement becoming effective within six months following the closing of the private placement, the exercise price of the warrants remained at $4.75 rather than being reduced to $4.25 as would have been the case if the registration statement were declared effective after the six-month period.

Significant Accounting Policies and Changes in Accounting Policies

Use of estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include mine closure and reclamation obligations, useful lives for asset depreciation purposes, impairment of mineral properties and stock-based compensation. Actual results could differ from these estimates.

Mineral properties

Mineral property acquisition and exploration costs are recorded at cost and are deferred until the viability of the property is determined. General overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. If a project would be put into production, capitalized costs would be depleted on the unit of production basis.

Option payments and reimbursements received are treated as a recovery of mineral property costs. Option payments are at the discretion of the optionee and accordingly are accounted for on a cash basis or when receipt is reasonably assured.

Management of the Corporation regularly reviews the net carrying value of each mineral property. Where information and conditions suggest impairment, estimated future cash flows are calculated using estimated future prices, proven and probable reserves, weighted probable outcomes and operating capital and reclamation costs on an undiscounted basis. If it is determined that the future cash flows are less than the carrying value, a write-down to the estimated fair value is made with a charge to loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if carrying values can be recovered.

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

Stock-based compensation and other stock-based payments

On January 1, 2004, the Corporation retroactively adopted, without restatement of prior years, the fair value method of accounting for stock-based compensation, CICA 3870. This standard requires that the Corporation record compensation expense on the granting of all stock-based compensation awards, including stock options grants to employees, calculated using the fair-value method. The adoption of the fair-value method resulted in a cumulative increase of $971,000 to the opening deficit at January 1, 2004, and increases of $139,000 and $832,000 to common share capital and stock options, respectively, at January 1, 2004.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management's Responsibility for Financial Information

To the Shareholders of Vista Gold Corp.

The consolidated financial statements are the responsibility of the Board of Directors and management. The accompanying consolidated financial statements of the Corporation have been prepared by management based on information available through February 16, 2005; these consolidated financial statements are in accordance with Canadian generally accepted accounting principles, and have been reconciled to United States generally accepted accounting principles as presented in Note 18.

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

/s/ Michael B. Richings	/s/ Gregory G. Marlier

Michael B. Richings	Gregory G. Marlier
President and Chief Executive Officer	Chief Financial Officer
March 31, 2005	March 31, 2005

PricewaterhouseCoopers LLP Chartered Accountants PricewaterhouseCoopers Place 250 Howe Street, Suite 700 Vancouver, British Columbia Canada V6C 3S7 Telephone +1 604 806 7000 Facsimile +1 604 806 7806

Report of the Independent Registered Public Accounting Firm

To the Shareholders of Vista Gold Corp.

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. as of December 31, 2004 and 2003, and the related consolidated statements of operations and deficit and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vista Gold Corp. at December 31, 2004 and 2003, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in Canada.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, British Columbia
February 11, 2005

Comments by Auditors for United States Readers on Canada-United States Reporting Differences

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the company's financial statements, such as the changes described in note 2 to the financial statements. Our report to the shareholders dated February 11, 2005 is expressed in accordance with Canadian reporting standards which do not require a reference to such a change in accounting principles in the auditors' report when the change is properly accounted for and adequately disclosed in the financial statements.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, British Columbia
February 11, 2005

PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and the other member firms of PricewaterhouseCoopers International Limited, each of which is a separate and independent legal entity.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	Years ended December 31,
	2004	2003
	(U.S. dollars in thousands)
Assets:
Cash and cash equivalents	$5,916	$5,520
Marketable securities	140	31
Accounts receivable	345	642
Supplies inventory, prepaids and other	425	292

Current assets	6,826	6,485
Restricted cash—Note 3	4,961	1,684
Mineral properties—Note 4	18,109	16,598
Plant and equipment—Note 5	1,351	1,513
Hycroft reclamation premium costs	1,541

	21,001	18,111

Total assets	$32,788	$26,280

Liabilities and Shareholders' Equity:
Accounts payable	$130	$26
Accrued liabilities and other	126	382

Current liabilities	256	408
Accrued reclamation and closure costs—Note 7	4,188	4,169

Total liabilities	4,444	4,577

Capital stock, no par value:—Note 8
Preferred—unlimited shares authorized; no shares outstanding
Common—unlimited shares authorized; shares outstanding:
2004—17,961,590 and 2003—14,561,832	149,747	138,458
Warrants—Note 9	111	456
Options—Note 10	1,538	41
Contributed surplus	108	13
Deficit	(123,160)	(117,265)

Total shareholders' equity	28,344	21,703

Total liabilities and shareholders' equity	$32,788	$26,280

Commitments and contingencies—Note 12
Subsequent events—Note 20

Approved by the Board of Directors

/s/ John M. Clark John M. Clark Director	/s/ C. Thomas Ogryzlo C. Thomas Ogryzlo Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS

	Years ended December 31,
				Cumulative during Exploration Stage
	2004	2003	2002
	(U.S. dollars in thousands, except share data)
Revenues:
Gold Sales	$—	$—	$—	$—

Costs and expenses:
Exploration, property evaluation and holding costs	$1,707	$990	$642	$3,339
Corporate administration and investor relations	2,116	1,626	1,232	$4,974
Depreciation, depletion and amortization	207	212	74	$493
Provision for reclamation and closure costs	—	—	1,048	$1,048
Cost recoveries related to USF&G lawsuit—Note 11	—	—	(240)	$(240)
Interest (income)/expense	(80)	(40)	14	$(106)
Gain on disposal of assets	(8)	—	(83)	$(91)
Other income	(42)	—	(22)	$(64)
Stock-based compensation	1,019	29	25	$1,073
Loss/(gain) on currency translation	—	44	—	$44
Loss/(gain) on disposal of marketable securities	5	(149)	—	$(144)
Write-down of marketable securities	—	33	85	118

Total costs and expenses	4,924	2,745	2,775	10,444

Net loss	$(4,924)	$(2,745)	$(2,775)	$(10,444)

Weighted average number of shares outstanding	15,955,318	12,755,672	6,760,755

Basic and diluted loss per share	$(0.31)	$(0.22)	$(0.41)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF DEFICIT

	Years ended December 31,
	2004	2003	2002
	(U.S. dollars in thousands)
Deficit, beginning of period, as previously reported	$(117,265)	$(114,520)	$(111,745)
Stock-based compensation—Note 2(m)	(971)	—	—

Deficit, beginning of period, as restated	(118,236)	(114,520)	(111,745)
Net loss	(4,924)	(2,745)	(2,775)

Deficit, end of period	$(123,160)	$(117,265)	$(114,520)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002	Cumulative during Exploration Stage
	(U.S. dollars in thousands)
Cash flows from operating activities:
Loss for the period	$(4,924)	$(2,745)	$(2,775)	$(10,444)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation, depletion and amortization	207	212	74	493
Amortization of reclamation costs	119	—	—	119
Provision for reclamation and closure costs	—	—	1,048	1,048
Reclamation and closure costs accrued/(paid), net	19	14	(27)	6
Stock based compensation	1,019	29	25	1,073
Gain on disposal of assets	(8)	—	(83)	(91)
Cost recoveries related to USF&G lawsuit	—	—	(240)	(240)
Write-down of marketable securities	—	33	85	118
Loss/(Gain) on sale of marketable securities	5	(149)	—	(144)
Loss on currency translation	—	44	—	44
Other non-cash items	—	75	45	120
Change in operating assets and liabilities:
Accounts receivable	297	(457)	(5)	(165)
Supplies inventory and prepaid expenses	(133)	50	(41)	(124)
Accounts payable and accrued liabilities	48	(114)	(953)	(1,019)

Net cash used in operating activities	(3,351)	(3,008)	(2,847)	(9,206)
Cash flows from investing activities:
Restricted cash—Note 3	(3,277)	(1,684)	—	(4,961)
Acquisition of marketable securities	(53)	(40)	—	(93)
Proceeds from sale of marketable securities	8	260	—	268
Additions to mineral properties, net	(1,081)	(1,477)	(1,457)	(4,015)
Additions to plant and equipment	(1,705)	(61)	—	(1,766)
Proceeds on disposal of fixed assets and supplies	8	—	246	254

Net cash used in investing activities	(6,100)	(3,002)	(1,211)	(10,313)
Cash flows from financing activities:
Net proceeds from private placements	6,033	2,873	5,773	14,679
Proceeds from exercise of warrants—Note 8	3,080	4,875	1,020	8,975
Proceeds from the exercise of stock options—Note 8	734	339	34	1,107

Net cash provided by financing activities	9,847	8,087	6,827	24,761
Net increase in cash and cash equivalents	396	2,077	2,769	5,242

Cash and cash equivalents, beginning of period	5,520	3,443	674	674

Cash and cash equivalents, end of period	$5,916	5,520	$3,443	$5,916

Supplemental cash flow information—Note 14

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

(b)
Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All material intercompany transactions and balances have been eliminated. The Corporation's subsidiaries and percentage ownership in these entities as of December 31, 2004 are:

Ownership

Vista Gold Holdings, Inc. and its wholly-owned subsidiaries	100%
Hycroft Resources & Development, Inc. and its wholly-owned subsidiary Hycroft Lewis Mine, Inc.
Vista Gold U.S., Inc.
Vista Nevada Corp.
Idaho Gold Resources LLC
Mineral Ridge Resources, Inc.
Granges Inc. (previously called Granges (Canada) Inc.)	100%
Minera Paredones Amarillos S.A. de C.V.	100%
Vista Gold (Antigua) Corp. and its wholly-owned subsidiary	100%
Compania Inversora Vista S.A. and its wholly-owned subsidiaries
Minera Nueva Vista S.A.
Compania Exploradora Vistex S.A.

(c)
Use of estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include mine closure and reclamation obligations, useful lives for asset depreciation purposes, impairment of mineral properties and the calculation of stock-based compensation. Actual results could differ from these estimates.

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

(i)
Mineral properties

Mineral property acquisition costs and exploration and development expenditures are recorded at cost and are deferred until the viability of the property is determined. No properties have reached the development stage at this time. General overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. If a project would be put into production, capitalized costs would be depleted on the unit of production basis.

Option payments and reimbursements received are treated as a recovery of mineral property costs. Option payments are at the discretion of the optionee and accordingly are accounted for on a cash basis or when receipt is reasonably assured.

Management of the Corporation regularly reviews the net carrying value of each mineral property. Where information and conditions suggest impairment, estimated future cash flows are calculated using estimated future prices, proven and probable reserves, weighted probable outcomes and operating capital and reclamation costs on an undiscounted basis. If it is determined that the future cash flows are less than the carrying value, a write-down to the estimated fair value is made with a charge to loss for the period.

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

(m)
Stock-based compensation

On January 1, 2004, the Corporation retroactively adopted, without restatement of prior years, the fair value method of accounting for stock-based compensation, CICA 3870. This standard requires that the Corporation record compensation expense on the granting of all stock-based compensation awards, including stock options grants to employees, calculated using the fair-value method. The Corporation uses the Black-Scholes method of determining the fair value of the option on the date of the grant. The adoption of the fair value method resulted in a cumulative increase of $971,000 to the opening deficit at January 1, 2004 and increases of $139,000 and $832,000 to common share capital and stock options, respectively, at January 1, 2004. Previously, the Corporation recorded only those expenses associated with stock options granted to non-employees based upon the fair value on the earlier date of completion of performance or vesting of the options granted. The Corporation did not record any compensation cost on grants of stock options to employees and directors prior to January 1, 2004.

(n)
Warrants

Warrants issued as consideration for mineral properties are recorded at fair value.

3. Restricted Cash

The Corporation has pledged cash as collateral totaling $4.9 million to the U.S. Bureau of Land Management, Nevada State Office, to cover increased reclamation cost estimates at the Hycroft mine (Note 7).

4. Mineral Properties

	December 31, 2004			December 31, 2003
	Cost	Accumulated Amortization and Write-downs	Net	Cost	Accumulated Amortization and Write-downs	Net
	($ 000's)

Maverick Springs, United States	$1,143	$—	$1,143	$1,143	$—	$1,143
Mountain View, United States	751	—	751	460	—	460
Long Valley, United States	305	—	305	193	—	193
Wildcat, United States	981	—	981	593	—	593
Hasbrouck, United States	249	—	249	243	—	243
Three Hills, United States	115	—	115	110	—	110
Yellow Pine, United States	293	—	293	192	—	192
Paredones Amarillos, Mexico	2,576	—	2,576	2,443	—	2,443
Guadalupe de los Reyes	1,021	—	1,021	511	—	511
Amayapampa, Bolivia	57,455	46,894	10,561	57,604	46,894	10,710
Hycroft mine, United States	21,917	21,917	—	21,917	21,917	—
Other	114	—	114	—	—	—

	$86,920	$68,811	$18,109	$85,409	$68,811	$16,598

	2003	2004
	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Cost recovery	Year to date activity	December 31, Ending Balance
	($ 000's)
Maverick Springs, United States	$1,143	$—	$100	$328	$(428)	$—	$1,143
Mountain View, United States	460	—	25	266	—	291	751
Long Valley, United States	193	100	—	12	—	112	305
Wildcat, United States	593	—	350	38	—	388	981
Hasbrouck and Three Hills, United States	353	—	—	11	—	11	364
Yellow Pine, United States	192	100	—	1	—	101	293
Paredones Amarillos, Mexico	2,443	—	—	133	—	133	2,576
Guadalupe de los Reyes, Mexico	511	—	500	10	—	510	1,021
Amayapampa, Bolivia	10,710	—	—	3	(152)	(149)	10,561
Other	—	—	—	114	—	114	114

	$16,598	$200	$975	$916	$(580)	$1,511	$18,109

(a)
Maverick Springs

The Maverick Springs gold and silver project, southeast of Elko, Nevada, was acquired on October 7, 2002, from Newmont Mining Corporation ("Newmont"). The total cost for the Maverick Springs project included a cash payment of $250,000; the issuance of 141,243 equity units, each unit comprised of one Common Share and a two year warrant, valued at $405,000 and $95,000, respectively (Notes 8(g) and 9); and the issuance of 122,923 equity units on October 7, 2003, each unit comprised of one Common Share and a two year warrant, valued at $500,000 and $111,058, respectively (Notes 8(g) and 9). The Corporation committed to completing 20,000 feet of drilling on this project before October 7, 2004 (this was done), and an additional 30,000 feet of drilling before October 7, 2006. Newmont retained a 1.5% net smelter returns royalty or the right to acquire 51% of the project after four years by paying the Corporation cash equaling 200% of the aggregate expenditures made by the Corporation on the project.

Maverick Springs is subject to a lease agreement with the underlying leaseholder, Artemis Exploration Company, which includes payments made of advanced minimum royalties of $50,000 on October 1, 2003, and $100,000 on October 1, 2004 (which was paid), and each year thereafter while the agreement is in effect and a net smelter returns royalty based on a sliding scale ranging from 2% to 6%, depending on gold and silver prices at the time of production. Work commitments include 6,400 feet of exploration drilling, on or before October 1 in each of 2002 (extended by agreement to November 15, 2002), 2003 and 2004 (the 2002, 2003 and 2004 commitments have been met).

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

During the years ended December 31, 2004 and 2003, the Corporation recorded $428,481 and $949,494 in recoveries from SSRI, of which $119,373 is included in accounts receivable (See also Note 19). The total recoveries to date from SSRI are $1,377,976.

(b)
Mountain View

The Mountain View gold project, located west of the Hycroft mine, was acquired on October 7, 2002, from Newmont Capital Limited ("Newmont Capital"). The total cost for the Mountain View project included cash payments of $50,000, and the issuance of 56,497 equity units, each unit comprised of one Common Share and a two year warrant, valued at $200,000 (Notes 8 and 9). Newmont Capital retained a 1.5% net smelter returns royalty or the right to acquire 51% of the project after four years by paying the Corporation cash equaling 200% of the aggregate expenditures made by the Corporation on the project.

The Corporation achieved its commitment to complete 8,000 feet of drilling by the second anniversary of the option to purchase agreement.

(c)
Long Valley

The Corporation entered into an option agreement on January 22, 2003, with Standard Industrial Minerals, Inc. ("Standard"), to acquire Standard's 100% interest in the Long Valley gold project in east central California, for an aggregate purchase price of $750,000 which would be paid over a five-year period, with annual payments to be due as follows: $100,000 due on each of January 15, 2003 (paid), 2004 (paid), and 2005 (paid); $200,000 due on January 22, 2006, and $250,000 due on January 22, 2007. Royal Gold, Inc. has a 1% net smelter returns royalty on the project. The Corporation retains the right to terminate the agreement at any time.

(d)
Wildcat

The Corporation executed formal purchase agreements during the fourth quarter of 2003 to acquire the Wildcat project, located in Pershing County, Nevada, in three separate transactions.

On September 23, 2003, the Corporation purchased 71 unpatented mining claims for $200,000 upon signing and $300,000 on August 11, 2004 (which was paid). On commencement of commercial production, the Corporation will make a one-time production payment in the amount of $500,000. Thirteen of the claims are subject to an underlying 0.4% net smelter returns royalty, and the remaining 58 claims are subject to an underlying 1% net smelter returns royalty.

On October 12, 2003, the Corporation purchased a 100% interest in the Vernal unpatented mining claim for $50,000 on signing and $50,000 on October 1, 2004, for a total consideration of $100,000.

On October 28, 2003, the Corporation purchased four patented mining claims and exploration data for 50,000 Common Shares of the Corporation valued at $211,500. The patented claims are subject to an underlying net smelter returns royalty of 1% for gold production between 500,000 and 1,000,000 ounces, increasing to 2% on production in excess of 1,000,000 ounces.

(e)
Hasbrouck/Three Hills

On May 23, 2003, the Corporation executed a purchase agreement with Newmont Capital Limited ("Newmont Capital"), a subsidiary of Newmont Mining Corporation which includes the Hasbrouck property and the Three Hills property, which lies approximately 4.5 miles to the north-northwest. The total cost for the Hasbrouck/Three Hills project included cash payments of $50,000 and the issuance of 50,475 Common Shares valued at $200,000. Newmont Capital, at its option, would retain either: (a) a 2% net smelter returns royalty in each project together with the right to a $500,000 cash payment at the start of commercial production at either project and a further $500,000 cash payment if, after the start of commercial production, the gold price averages $400 per ounce or more for any three-month period; or (b) the right to acquire 51% of either or both projects. The latter right would be exercisable only after the later of four years or the time when the Corporation has incurred aggregate expenditures of $1.0 million to acquire, explore and hold the projects and would include Newmont Capital paying the Corporation cash equaling 200% of the expenditures made by the Corporation on the related property. The Corporation's contribution to the joint venture during this period is capped at $5.0 million, $3.0 million of which Newmont Capital would finance for the Corporation and recover, with interest, exclusively from related project cash flows. The Corporation would also grant Newmont Capital a right of first offer with respect to subsequent sale of the projects by the Corporation. An additional 1 1/2% net smelter royalty on the Hasbrouck property is held by a private party.

(f)
Yellow Pine

On November 7, 2003, Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of the Corporation entered into an Option to Purchase Agreement for a nine year option to purchase 100% of the Yellow Pine gold project for $1.0 million. Idaho Gold made an option payment of $100,000 upon execution of the agreement and another option payment of $100,000 on the first anniversary date of the agreement (which was paid). The agreement calls for Idaho Gold to make eight more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1.0 million. If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1.0 million. Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the claims are subject to an underlying 5% net smelter returns royalty.

(g)
Paredones Amarillos

The Corporation acquired 100% of the Paredones Amarillos gold project in Mexico from Viceroy Resource Corporation on August 29, 2002. The total cost of this project included cash payments of $786,000 for acquisition and related costs, the issuance of 303,030 equity units with a fair value of $1,212,000 (Notes 8(g) and 9) and a cash payment of $320,000 on August 29, 2003.

Certain concessions on the Paredones Amarillos project are subject to a 2% net profits interest retained by a former owner.

(h)
Guadalupe de los Reyes

On August 1, 2003, the Corporation executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project in Sinaloa State, Mexico and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. During a due diligence period leading up to the signing of the purchase agreement, the Corporation made payments to the owner totaling $100,000, and upon exercising its option to complete the purchase, paid an additional $200,000. On August 4, 2004, the Corporation issued 138,428 Common Shares valued at $500,000. An additional $500,000 in cash will be paid by way of $100,000 payments on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. A 2% net smelter returns royalty will be paid the previous owner and may be acquired by the Corporation at any time for $1.0 million. The Corporation retains the right to terminate the agreement at any time.

(i)
Amayapampa

The Corporation acquired the Amayapampa gold project, in Bolivia, in 1996. The project is being held on care and maintenance and holding costs are expensed.

In January 2005, the Corporation announced that Luzon had informed Vista Gold that it wishes to exercise its option to purchase the Amayapampa project. See "Subsequent Events".

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

In January 2005, the Corporation announced that it had signed a binding letter of intent agreement with Canyon Resources Corporation to grant Canyon a six-month option to purchase the Hycroft mine for an aggregate of $10.0 million consisting of consideration of $4.0 million in cash and $6.0 million in equity units. See "Subsequent Events".

5. Plant and Equipment

	December 31, 2004			December 31, 2003
	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net
	($ 000's)

Hycroft mine, United States	$12,031	$10,720	$1,311	$12,031	$10,528	$1,503
Corporate, United States	388	348	40	343	333	10

	$12,419	$11,068	$1,351	$12,374	$10,861	$1,513

6. Payables to be settled with equity

At December 31, 2004, and 2003 the Corporation did not have any payables to be settled with equity.

7. Accrued reclamation and closure costs

At December 31, 2004, the Corporation has accrued for estimated reclamation and closure costs of $4.2 million (2003—$4.2 million). Substantially the entire estimate relates to the final reclamation and closure of the Hycroft mine.

During the year ended December 31, 2003, a revised reclamation and closure plan for the Hycroft mine was approved by the U.S. Bureau of Land Management, Nevada State Office ("BLM"). Under this plan the future estimated costs of reclamation and closure at Hycroft are $6.8 million.

On January 1, 2003, the Corporation adopted the new accounting standard for asset retirement obligations, CICA 3110. Under this new standard, asset retirement obligations are recognized when incurred and are recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. The Corporation has determined that the amount provided for reclamation at December 31, 2003, approximated fair value. Accordingly, this change in accounting policy did not have any impact on the Corporation's financial position or results of operations.

The Corporation estimates that the related asset retirement expenditures will commence approximately five years after the start-up of the Hycroft mine (an event not scheduled) and continue for several years after that time. Using a credit adjusted rate of 7.75%, the fair value of the estimated $6.8 million obligation is $4.2 million, as accrued in these financial statements.

The BLM has required the Corporation to provide a total surety amount of $6.8 million for the approved Hycroft mine reclamation plan. The amount and nature of the collateral are subject to negotiation. In 2004, the Corporation reached an agreement for a new bond package.

It is reasonably possible that the Corporation's estimates of its ultimate reclamation liability could change as a result of changes in regulations or cost estimates. The effect of changes, which could be material, would be recognized on a prospective basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tabular information set out below is in thousands of United States dollars, except as otherwise stated.

8. Capital stock

Common Shares issued and outstanding

	Number of shares issued	Capital stock ($000's)
As of December 31, 2001 and 2000	4,535,752	$121,146
Private placement February—March 2002, net (c)	3,999,986	3,593
Warrants exercised from February—March 2002 private placement (d)	679,736	1,020
Private placement December 2002, net (e)	1,000,000	2,235
Shares issued for acquisition of gold properties, net (g)	500,770	1,527
Shares issued for services (h)	10,869	20
Exercise of stock options—Note 10	17,500	34

Issued during 2002	6,208,861	8,429

As of December 31, 2002	10,744,613	$129,575
Private placement February 2003, net (a)	1,400,000	2,873
Warrants exercised from February 2003 private placement (b)	190,000	596
Warrants exercised from February—March 2002 private placement (d)	994,753	1,492
Warrants exercised from December 2002 private placement (f)	916,673	2,787
Shares issued for acquisition of gold properties, net (g)	172,923	711
Shares issued for services (h)	23,495	85
Exercise of stock options—Note 10	119,375	339

Issued during 2003	3,817,219	8,883

As of December 31, 2003	14,561,832	$138,458
Stock-based compensation—Note 1	—	139

As of January 1, 2004, as restated	14,561,832	138,597
Private placement September 2004, net (i)	1,966,456	6,033
Warrants exercised from February 2003 private placement (b)	190,000	601
Warrants exercised from February—March 2002 private placement (d)	418,400	628
Warrants exercised from December 2002 private placement (f)	83,327	287
Shares issued for acquisition of gold properties, net (g)	188,903	700
Warrants exercised from acquisition of gold properties, cash (j)	303,030	1,564
Warrants exercised from acquisition of gold properties, fair value (k)	—	250
Exercise of stock options, cash—Note 10	249,642	734
Exercise of stock options, fair value—Note 10	—	353

Issued during 2004	3,399,758	11,150

As of December 31, 2004	17,961,590	$149,747

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

(b)   Warrants exercised from February 2003 private placement

During the twelve months ended December 31, 2004 and 2003, 190,000 and 190,000 of the warrants issued in the February 2003 private placement (Note 8(a)) have been exercised for total gross proceeds of $600,800 and $596,600 (Note 9).

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

(d)   Warrants exercised from February-March 2002 private placement

During the twelve months ended December 31, 2004, 2003 and 2002, 418,400, 994,753 and 679,736 of the warrants issued in the February-March 2002 private placement (Note 8(c)) have been exercised for total gross proceeds of $627,600, $1,492,130 and $1,019,604, respectively (Note 9).

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

(f)    Warrants exercised from December 2002 private placement

During the twelve months ended December 31, 2004 and 2003, 83,327 and 916,673 of the warrants issued in the December 2002 private placement have been exercised for total gross proceeds of $287,478 and $2,786,686 (Note 9).

(g)   Common shares issued for acquisition of gold properties, net

During June and July 2004, the Corporation issued 50,475 Common Shares valued at $200,000, as the final scheduled payment in the purchase of the Hasbrouck/Three Hills projects.

On August 4, 2004, the Corporation issued 138,428 Common Shares valued at $500,000, as a scheduled payment for the purchase of the Guadalupe de los Reyes project in Mexico.

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

(h)   Common Shares issued for services, net

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

(i)    Private placement September 2004, net

On September 29, 2004, the Corporation completed a private placement financing in which it sold and issued a total of 1,966,456 units, at a price of $3.30 per unit for aggregate gross proceeds of $6,489,304.80. Net proceeds to the Corporation were approximately $6,112,000. Each unit consists of one Common Share and one warrant to acquire an additional Common Share of the Corporation at an exercise price of $4.75.

On January 7, 2005, the United States Securities and Exchange Commission declared effective a registration statement on Form S-3 filed under the United States Securities Act of 1933 for the registration for resale of 4,367,661 Common Shares, including the Common Shares issued, as well as those to be issued on exercise of warrants, in connection with the private placement. As a result of this registration statement becoming effective within six months following the closing of the private placement, the exercise price of the warrants remained at $4.75 rather than being reduced to $4.25 as would have been the case if the registration statement were declared effective only after the six-month period.

Starting six months after the share registration is declared effective (i.e., July 7, 2005), if the closing price of Vista's common shares on the American Stock Exchange is $5.50 or more for a period of 20 consecutive trading days, then for 15 business days the Corporation will have the option to request that the warrants be exercised. If the warrants are not exercised within 15 business days following the request, they will be cancelled.

A commission of $324,465 (representing 5% of gross proceeds) was paid to Global Resource Investments Ltd. in conjunction with the private placement. Also, Global Resource Investments Ltd. was reimbursed $18,757 for legal fees in connection with the private placement.

(j)    Warrants exercised from acquisition of gold properties, cash

During the twelve months ended, December 31, 2004, all 303,030 warrants issued to Viceroy Resource Corporation for acquisition of Minera Paredones Amarillos were exercised for total proceeds of $1.6 million (Note 4(g)).

(k)   Warrants exercised from acquisition of gold properties, fair value.

During the twelve months ended, December 31, 2004, all 303,030 warrants issued to Viceroy Resource Corporation for acquisition of Minera Paredones Amarillios were exercised. Previously, these warrants had been recorded at a fair value amount of $250,000 in Warrants (Note 9) and when they were exercised the fair value associated with them was recorded as Common Stock.

9. Warrants

Further to Note 8, warrants granted and outstanding are summarized in the following table.

	Warrants granted[1]	Valuation (000's)	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise prices (U.S. $)	Expiry date	Weighted average remaining life (yrs)
As of December 31, 2001	—	$—	—	—	—	$—		—
Private placement February-March 2002	3,999,986	—	(679,736)	—	3,320,251	1.50	Feb-Mar-07	4.2
							2
Private placement December 2002	1,000,000	—	—	—	1,000,000	3.04	Dec-04	1.9
Acquisition of Paredones Amarillos	303,030	250	—	—	303,030	4.40	Aug-04	1.7
Acquisition of Maverick Springs and Mtn. View	197,740	95	—	—	197,740	4.43	Oct-04	1.8

Total 2002	5,500,756	345	(679,736)	—	4,821,021	2.12
As of December 31, 2002	5,500,756	345	(679,736)	—	4,821,021	2.12
Private placement February 2003	1,400,000	—	(190,000)	—	1,210,000	3.14	Feb-07	3.1
Private placement February-March 2002	—	—	(994,753)	—	(994,753)	1.50	Feb-Mar-07	3.2
Private placement December 2002	—	—	(916,673)	—	(916,673)	3.04	Dec-04	0.9
Acquisition of Maverick Springs and Mtn. View	122,923	111	—	—	122,923	5.08	Oct-05	1.8

Total 2003	1,522,923	111	(2,101,426)	—	(578,503)	2.32
As of December 31, 2003	7,023,679	456	(2,781,162)	—	4,242,518	2.46
Private placement September 2004	1,966,456	—	—	—	1,966,456	4.75	Sep-07	2.7
Private placement February-March 2002	—	—	(418,400)	—	(418,400)	1.50	Feb-Mar-07	2.2
Private placement Deccember 2002	—	—	(83,327)	—	(83,327)	3.45	Dec-04	—
Private placement February 2003	—	—	(190,000)	—	(190,000)	3.56	Feb-07	2.1
Acquisition of Minera Paredones Amarillos	—	(250)	(303,030)	—	(303,030)	4.40	Aug-04	—
Acquisition of Maverick Springs and Mtn. View	—	(95)	—	(197,740)	(197,740)	4.43	Oct-04	—

Total 2004	1,966,456	(345)	(994,757)	(197,740)	773,959	2.94

As of December 31, 2004	8,990,135	$111	(3,775,919)	(197,740)	5,016,477	$3.28

(1)
Each warrant entitles the holder to purchase one common share

(2)
The exercise price increased to $3.45 in December 2003

(3)
The exercise price increases to $3.56 in February 2004

During the year 2004, all 303,030 warrants issued for the acquisition of Minera Paredones Amarillos were exercised (Note 8). Also during 2004, 197,740 warrants issued October 9, 2002 for the acquisition of

Maverick Springs and Mountain View expired on October 9, 2004. The recorded fair-value from the expiration of these warrants of $95,000 has been reclassified to contributed surplus.

10. Options to purchase Common Shares

Common Share options issued to non-employees

During the twelve months ended December 31, 2004, 115,000 stock options of the Corporation were granted to non-employee consultants and have been recorded at an estimated fair value of $328,760 using the Black-Scholes option pricing model.

Under the Corporation's Stock Option Plan, 10,000 fully vested stock options were granted to non-employee consultants of the Corporation in December 2003 and have been recorded at an estimated fair-market value of $28,941 using the Black-Scholes option pricing model. During the year ended December 31, 2004, none of these options were forfeited.

Under the Corporation's Stock Option Plan, 20,000 fully vested stock options were granted to non-employee consultants of the Corporation in December 2002, and have been recorded at an estimated fair-market value of $24,602 using the Black-Scholes option pricing model. During the year ended December 31, 2003, 10,000 of these options were forfeited and an amount of $13,000 was transferred to contributed surplus.

Common Share options granted under Stock Option Plan

During the twelve months ended December 31, 2004, 308,000 stock options were issued to directors, officers and employees of the Corporation and have been recorded at an estimated fair value of $527,985 using the Black-Scholes option pricing model. In addition, compensation expense of $202,858 was recognized during 2004, for options previously granted and vesting over time.

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

At December 31, 2004, 883,483 Common Shares were reserved for issuance under options granted to directors, officers, employees and non-employees. The total number of options outstanding represents 4.9% of issued capital with prices ranging from approximately U.S.$1.86 to U.S.$4.76 and remaining lives of 1.2 to 6.4 years. These options expire as follows:

Year of expiration	2005	2006	2007	2008	2009	2010	2011	2012	Total
Number of options	—	5,000	365,483	150,000	358,000	—	5,000	—	883,483

The following tables summarize information about stock options under the Plan:

	2004		2003		2002
	Number of Shares	Weighted Average Price (Cdn $)	Number of Shares	Weighted Average Price (Cdn $)	Number of Shares	Weighted Average Price (Cdn $)
Outstanding—December 31, 2003	735,125	$3.80	662,000	$4.32	75,000	$3.63
Granted	423,000	5.02	210,000	5.60	649,500	4.37
Exercised	(249,642)	4.42	(119,375)	3.95	(17,500)	3.07
Expired	—	—	—	—	—	—
Forfeited	(25,000)	5.28	(17,500)	5.19	(45,000)	4.37

Outstanding—December 31, 2004	883,483	$3.07	735,125	$3.80	662,000	$4.32

Exercisable	549,483	$4.94	640,125	$4.36	172,500	$4.19

Options Outstanding			Options Exercisable
Weighted Average Exercise Price (Cdn $)	Number outstanding as of Dec. 31, 2004	Weighted Average Remaining Life (years)	Weighted Average Exercise Price (Cdn $)	Number exercisable as of Dec. 31, 2004	Weighted Average Remaining Life (years)
$3.00	5,000	6.4	$3.00	5,000	6.4
4.37	271,375	2.5	4.37	271,375	2.5
4.48	60,000	4.6	4.48	30,000	4.6
4.70	2,857	2.1	4.70	2,857	2.1
4.70	2,500	1.2	4.70	2,500	1.2
4.70	11,251	2.9	4.70	11,251	2.9
4.70	2,500	1.9	4.70	2,500	1.9
5.00	268,000	4.9	5.00	29,000	4.7
5.00	60,000	2.9	5.00	—	2.9
5.17	10,000	4.4	5.17	5,000	4.4
5.19	10,000	2.9	5.19	10,000	2.9
5.83	30,000	3.7	5.83	30,000	3.7
5.87	120,000	3.9	5.87	120,000	3.9
6.29	30,000	4.2	6.29	30,000	4.2

$3.07	883,483		$4.94	549,483

Under the Plan, 308,000 stock options were granted to officers, employees and directors of the Corporation during 2004. Of the options granted, 179,000 vested immediately upon grant and the remaining 129,000 will vest one year from the grant date. In December 2004, 115,000 stock options were granted to non-employees of the Corporation for services provided, and these options have been fully expensed in the period granted, commensurate with the Corporation's accounting policies.

During 2004, stock options granted to employees in June and December of 2003 were forfeited before they were fully vested in June 2004. The $41,220 amount that was originally recorded as an expense and an addition to stock options has been reversed, accordingly.

Compensation expense for options granted to officers, employees and directors, which vest over time, is recognized over the vesting period. Had compensation expense been recorded using the fair-value method for the stock options granted in 2003 and 2002, the Corporation's loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

	Year ended December 31,
	2003	2002
Net Loss—as reported (000's)	$(2,745)	$(2,775)
Net Loss—pro forma (000's)	(3,230)	(3,261)
Loss per share—as reported	$(0.22)	$(0.41)
Loss per share—pro forma	(0.25)	(0.48)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants:

	Years ended December 31,
	2004	2003	2002
Expected volatility	80.00%	80.0%	50.0%
Risk-free interest rate	Range from 1.50% to 3.51%	Range from 2.51% to 3.16%	3.5%
Expected lives	3 to 5 years	5 years	3 to 5 years
Dividend yield	0%	0%	0%

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

12. Commitments and contingencies

The Corporation is required to provide financial assurance of $6.8 million in respect of reclamation and site closure obligations at the Hycroft mine (Note 7). The Corporation has been requested to pledge collateral to provide this bonding. During 2004, the Corporation reached an agreement for a new bond package (Note 20).

Refer also to Note 4 for commitments in connection with acquisitions of mineral properties.

13. Financial instruments

The recorded value of the Corporation's cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities and other, approximate their fair-market values due to the relatively short periods to maturity. At December 31, 2004, marketable securities are carried at a cost of $140,000, with a quoted market value of $214,000.

14. Supplemental cash flow disclosure and material non-cash transactions

As of December 31, 2004, 2003 and 2002 all of the Corporation's cash was held in liquid bank deposits.

	Years ended December 31
Supplemental cash flow disclosure ($000's)
	2004	2003	2002
Cash paid (received) during the year for:
Interest Expense	—	—	14
	Non-cash consideration given/(received) during 2004
Material non-cash transactions ($000's)	Equity units	Future equity units(1)	Future cash payments(2)	Settlement of a liability	Total
Investing and financing activities:
Hasbrouck/Three Hills—Note 8(g)	$200	$—	$—	$—	$200
Guadalupe de los Reyes—Note 8(g)	500	—	—	—	500
Amayapampa	(70)	—	—	—	(70)

	$630	$—	$—	$—	$630

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

(2)
Included in Accrued liabilities and other

15. Income taxes

(a)        A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Corporation's effective income tax expenses (recovery) is as follows:

	Years ended December 31
	2004	2003	2002
Income taxes at statutory rates	$(1,827)	$(1,074)	$(1,141)
Increase (decrease) in taxes from:
Permanent differences	308	222	2
Differences in foreign tax rates	122	114	198
Benefit of loss not recognized	1,398	738	941

	$—	$—	$—

(b)        Future income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company's future tax assets as at December 31, are as follows:

	December 31
Future income tax assets
	2004	2003
Excess tax value over carrying value of property, plant and equipment	$10,410	$9,803
Other Operating and capital loss carryforwards	16,118	14,997
Accrued reclamation provision	(47)	1,409
	1,415	26,209
Valuation allowance for future tax assets	27,896	(26,209)
Total	$(27,896)	$—

(c)        The Corporation has available income tax losses of approximately $44 million, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

	Canada	United States	Total
2005	$9,231	$—	$9,231
2006	758	—	758
2007	552	—	552
2008	555	388	943
2009	539	11	550
2010	552	5,106	5,658
2011	—	9,415	9,415
2014	559	—	559
2019	—	5,301	5,301
2020	—	1,725	1,725
2021	—	1,965	1,965
2022	—	1,726	1,726
2023	—	1,991	1,991
2024	—	3,840	3,840

	$12,776	$31,468	$44,214

16. Retirement plan

The Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent U.S. employees. The Corporation makes contributions of up to 4% of eligible employees' salaries. The Corporation's contributions were as follows: 2004—$19,470, 2003—$38,250; and 2002—$20,796.

17. Segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects. These activities are focused principally in North America and South America. Substantially all related costs are incurred in the United States. The Corporation reported no revenues in 2004, 2003 and 2002. Geographic segmentation of capital assets is provided in Notes 4 and 5.

18. Differences between Canadian and United States generally accepted accounting principles

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

  (c)
  Under U.S. GAAP, items such as unrealized gains and losses on investments classified as available for sale are required to be shown separately in the derivation of comprehensive income. Under U.S GAAP, investments classified as available for sale are carried at the quoted market values.

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

  (g)
  In accordance with U.S. GAAP, only those options granted to non-employees of the Corporation are recorded for financial statement purposes using the fair value on the date of grant.

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

Consolidated Statements of Loss

	Years ended December 31,
(U.S. dollars in thousands, except share data)				Cumulative during Exploration Stage
	2004	2003	2002
Net loss—Canadian GAAP	$(4,924)	$(2,745)	$(2,775)	$(10,444)
Realized loss on marketable securities	—	(85)	—	(85)
Unrealized gain/(loss) on marketable securities	—	—	85	85
Exploration, property evaluation and holding costs (f)	(1,663)	(550)	(87)	(2,300)
Financing costs	—	—	(222)	(222)
Stock-based compensation expense (g)	690	—	—	731
Beneficial conversion feature	—	—	(2,774)	(2,774)

Net loss—U.S. GAAP	(5,897)	(3,380)	(5,773)	(15,009)
Unrealized gain/(loss) on marketable securities (c)	(156)	315	(85)	74

Comprehensive loss—U.S. GAAP	$(6,053)	$(3,065)	$(5,858)	$(14,935)

Basic and diluted loss per share—U.S. GAAP	$(0.38)	$(0.26)	$(0.85)

The significant differences in the consolidated balance sheets as at December 31, 2004 and 2003 relative to U.S. GAAP were:

Consolidated Balance Sheets

	Years ended December 31, 2004			Years ended December 31, 2003
(U.S. $000's)	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP
Current assets (c)	$6,826	$74	$6,900	$6,485	$230	$6,715
Restricted cash	4,961	—	4,961	1,684	—	1,684
Property, plant and equipment (f)	21,001	(10,087)	10,914	18,111	(8,424)	9,687

Total assets	$32,788	$(10,013)	$22,775	$26,280	$(8,194)	$18,086

Current liabilities	256	—	256	408	—	408
Long term liabilities	4,188	—	4,188	4,169	—	4,169

Total liabilities	4,444	—	4,444	4,577	—	4,577
Capital stock (c)	149,747	76,262	226,009	138,458	76,754	215,212
Special warrants (e)	—	222	222	—	222	222
Warrants and options (g)	1,649	(1,169)	480	497	—	497
Contributed surplus	108	5,560	5,668	13	5,560	5,573
Other comprehensive income (loss) (c)	—	74	74	—	230	230
Deficit (a,b,c,d,e,f,g)	(123,160)	(90,962)	(214,122)	(117,265)	(90,960)	(208,225)

Total shareholders' equity	28,344	(10,013)	18,331	21,703	(8,194)	13,509

Total liabilities & shareholders' equity	$32,788	$(10,013)	$22,775	$26,280	$(8,194)	$18,086

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

Consolidated Statements of Cash Flows

	Years ended December 31,
(U.S. dollars in thousands)				Cumulative during Exploration State
	2004	2003	2002
Cash flows from operating activities:
Loss for the period	$(4,924)	$(2,745)	$(2,775)	$(10,444)
Adjustments to reconcile loss for the period to cash used in operations:
Non-cash items	1,361	258	927	2,546
Additions to mineral properties, net (a)	(1,663)	(550)	(87)	(2,300)
Change in operating assets and liabilities:	212	(521)	(999)	(1,307)

Net cash used in operating activities	(5,014)	(3,558)	(2,934)	(11,506)
Cash flows from investing activities:	(6,100)	(3,002)	(1,211)	(10,313)
Additions to mineral properties, net (a)	1,663	550	87	2,300

Net cash used in investing activities	(4,437)	(2,452)	(1,124)	(8,013)
Cash flows from financing activities:	9,847	8,087	6,827	24,761

Net cash provided by financing activities	9,847	8,087	6,827	24,761
Net increase/(decrease) in cash and cash equivalents	396	2,077	2,769	5,242

Cash and cash equivalents, beginning of period	5,520	3,443	674	674

Cash and cash equivalents, end of period	$5,916	$5,520	$3,443	$5,916

Statement of Changes in Shareholders' Equity under U.S. GAAP

(U.S. $000's)	Capital stock	Special warrants	Warrants and options	Contributed surplus	Deficit	Other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2000	$197,900	$—	$—	$2,786	$(195,878)	$—	$4,808
Net Loss	—	—	—	—	(3,194)	—	(3,194)

Balance at December 31, 2001	$197,900	$—	$—	$2,786	$(199,072)	$—	$1,614
Issued during the year (Note 8)	8,429	—	—	—	—	—	8,429
Special warrants (e)	—	222	—	—	—	—	222
Contributed surplus (e)	—	—		2,774	—	—	2,774
Warrants & options (g)	—	—	370	—	—	—	370
Other comprehensive loss (c)	—	—	—	—	—	(85)	(85)
Net Loss	—	—	—	—	(5,773)	—	(5,773)

Balance at December 31, 2002	$206,329	$222	$370	$5,560	$(204,845)	$(85)	$7,551
Issued during the year (Note 8)	8,883	—	—	—	—	—	8,883
Warrants and options (g)	—	—	127	—	—	—	127
Contributed surplus (e)	—	—	—	13	—	—	13
Other comprehensive loss (c)	—	—	—	—	—	315	315
Net Loss	—	—	—	—	(3,380)	—	(3,380)

Balance at December 31, 2003	$215,212	$222	$497	$5,573	$(208,225)	$230	$13,509
Issued during the year (Note 8)	10,797	—	—	—	—	—	10,797
Warrants and options (g)	—	—	(17)	—	—	—	(17)
Contributed surplus (e)	—	—	—	95	—	—	95
Other comprehensive loss (c)	—	—	—	—	—	(156)	(156)
Net Loss	—	—	—	—	(5,897)	—	(5,897)

Balance at December 31, 2004	$226,009	$222	$480	$5,668	$(214,122)	$74	$18,331

The Corporation applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans in its U.S. GAAP presentations. If compensation cost for the Corporation's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123, the Corporation would have recorded additional compensation expense of $690,000, $485,000 and $486,000 in 2004, 2003 and 2002, respectively. On January 1, 2004, the Corporation adopted the fair value method of accounting for stock-based compensation, CICA 3870. This standard requires that the Corporation record compensation expense on the granting of all stock-based compensation awards, including stock options grants to employees, calculated using the fair-value method. The adoption of the fair value method resulted in a cumulative increase of $971,000 to the opening deficit at January 1, 2004. Accordingly, the consolidated net loss and loss per share under U.S. GAAP would have increased to the pro-forma amounts indicated below:

	Year ended December 31,
	2004	2003	2002
Net Loss—as reported (000's)	$(5,897)	$(3,380)	$(5,773)
Net Loss—pro forma (000's)	(6,587)	(3,865)	(6,259)
Loss per share—as reported	$(0.37)	$(0.26)	$(0.85)
Loss per share—pro forma	(0.41)	(0.30)	(0.93)

Impact of recently issued accounting standards

In December 2004, the FASB issued SFAS 153—Exchanges of Non-Monetary Assets—an amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair-value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005.

For U.S. GAAP purposes, the Corporation will adopt SFAS 123, "Accounting for Stock Based Compensation" effective January 1, 2005. SFAS 123 requires the use of the fair value method of accounting for stock based compensation. This standard is consistent with the revised provisions of CICA 3870, which was adopted by the Corporation for Canadian GAAP effective January 1, 2004. For the United States GAAP, the Corporation will apply the new standard effective July 1, 2005. The Corporation has not yet decided which of the transition methods allowed by the SFAS 148 will be used.

19. Related party transactions

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc., ("SSRI") an option to acquire the Corporation's interest in the silver mineralized material hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director. Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, and SSRI was to pay the Corporation $1.5 million over four years including a cash payment of $300,000 at closing. The remaining $1.2 million would be used by the Corporation to fund exploration programs, land holding costs and option payments on the Maverick Springs project. At the time the transaction was completed, SSRI paid the Corporation $488,891, comprised of the required $300,000 payment due at closing plus $188,891 in exploration costs incurred through December 31, 2002. As of December 31, 2004, included in current assets is a receivable amount due from SSRI in the amount of $119,373 (2003—$407,135) to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

20. Subsequent events

Agreement to Sell Amayapampa—Recent Developments

In January 2005, Luzon Minerals Ltd. informed the Corporation that it wishes to exercise its option to purchase the Amayapampa gold project in Bolivia. The companies also agreed at the time, subject to regulatory approval, to further amend the terms of the original purchase option agreement with respect to the payments previously due on January 15, 2005 and January 1, 2006. The amended agreement calls for the Corporation to receive from Luzon, within five business days of receiving TSX Venture Exchange approval, a payment consisting of $100,000 and 2,000,000 Luzon common shares. This will be followed, on the earlier of June 15, 2005, or the date of the next financing completed by Luzon after January 19, 2005, by a payment of $850,000 in cash or, at Luzon's option, $425,000 in cash and $425,000 in equity units consisting of Luzon common shares and warrants to purchase common shares. The final payment will be made at the earlier of the start of construction or June 15, 2006. This payment remains unchanged from the original agreement, as reported in December 2003, in that Luzon will pay the Corporation $4,000,000 in cash or at the Corporation's option, a combination of Luzon common shares and cash based on Luzon's share price. If Luzon completes the purchase, and when production commences, the Corporation will also receive a 3% net smelter type royalty on gold production at gold prices of $450 per ounce or below and 4% at gold prices above $450 per ounce. Other terms of the agreement remain unchanged.

Letter of Intent to Grant Option to Purchase Hycroft Mine

In January 2005, the Corporation signed a binding letter of intent agreement with Canyon Resources Corporation to grant Canyon a six-month option to purchase the Hycroft mine. Completion of the transaction is subject to the negotiation and execution of a definitive option and purchase agreement and regulatory approval. The agreement provides for Canyon to expend $500,000 on a program of development and exploration drilling and mine engineering. The objectives of this program are to evaluate and expand the oxide reserves of Hycroft and to provide design information for the restart of oxide leaching operations.

At any time during the six-month period, Canyon may exercise its option to purchase Hycroft for an aggregate amount of $10 million consisting of a combination of $4 million in cash and $6 million in units, with each unit consisting of one share of Canyon common stock and a warrant to purchase one half share of Canyon common stock. The number of units would be calculated by dividing $6 million by the average closing price of Canyon stock for the 20 trading days prior to the exercise of the option. The exercise price of each warrant would be equal to 130% of the average share price, as calculated above, upon exercise of the option and the warrants would have a term of three years from the date of issue. Canyon will arrange to register the stock acquired by the Corporation as part of this transaction. In addition, Canyon would have the choice either to arrange new reclamation bonding for Hycroft or assume the existing bond (subject to bonding company approval). If Canyon assumes the existing bond, Canyon would pay the Corporation the difference, over a number of years, between the bond amount (approximately $6.8 million) and the bonding company's accepted cost estimate of reclamation (approximately $4.2 million), or approximately $2.6 million (See also Consolidated Financial Statements — Note 20).

Form S-3 Filed with the U.S. Securities and Exchange Commission

On January 7, 2005, the United States Securities and Exchange Commission declared effective a registration statement on Form S-3 filed under the United States Securities Act of 1933 for the registration for resale of 4,367,661 Common Shares, including an aggregate 3,932,912 Common Shares issued, as well as those to be issued on exercise of warrants, in connection with the Corporation's September 2004 private placement. Also included were an aggregate 434,749 Common Shares issued, as well as those to be issued on exercise of warrants, in connection with scheduled payments for certain property acquisitions of the Corporation. As a result of this registration statement becoming effective within six months following the closing of the private placement, the exercise price of the warrants remained at $4.75 rather than being reduced to $4.25 as would have been the case if the registration statement were declared effective after the six-month period.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Corporation's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

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

Information concerning the Corporation's executive officers is furnished following Item 4 of Part I hereof under the caption "Executive Officers of the Corporation".

Information concerning the Corporation's audit committee, including designation of the "Audit Committee Financial Expert" under applicable Securities and Exchange Commission rules, will be contained in the Proxy Statement under the captions "Corporate Governance—Committees of the Board of Directors and Meetings" and "— Audit Committee Report" and is incorporated herein by reference.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.
Report of Independent Accountants dated February 11, 2005.

2.
Consolidated Balance Sheets—At December 31, 2004 and 2003.

3.
Consolidated Statements of Loss—Years ended December 31, 2004, 2003, and 2002.

4.
Consolidated Statements of Deficit—Years ended December 31, 2004, 2003 and 2002.

5.
Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003, and 2002.

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

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Articles of Continuation filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
3.02	By-Law No. 1 of Vista Gold filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
3.04	Amended By-Law No. 1 of Vista Gold (File No. 1-9025)
4.01	Warrant Indenture dated September 29, 2004 between Vista Gold Corp. and Computershare Trust Company of Canada, as Trustee filed as Exhibit 4.1 to the Corporation's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (File No. 1-9025)
10.01	Lease and Option dated July 1, 1985 between Henry C. Crofoot, trustee, and Hycroft Resources—Development Inc. (Crofoot Patented Claims), as amended, filed as Exhibit 10.8 to Granges' Registration Statement on Form S-1, as amended, and incorporated herein by reference (File No. 33-17974)
10.02	Lease and Option dated July 1, 1985, between Henry C. Crofoot, trustee, and Hycroft Resources—Development Inc. (Crofoot Unpatented Claims), as amended, filed as Exhibit 10.9 to Granges' Registration Statement on Form S-1, as amended, and incorporated herein by reference (File No. 33-17974)

10.03	Lewis Mine Lease and Assignment Agreement included in the Assignment of Mining Lease dated January 23, 1987 among Standard Slag Company, Hycroft Lewis, Hycroft Resources Corporation and Granges, filed as Exhibit 10.7 to Granges' Registration Statement on Form S-1, as amended, and incorporated herein by reference (File No. 33-17974)
10.04	Amendment Agreement dated January 14, 1988, among Henry C. Crofoot et al and Hycroft Resources—Development Inc. filed as Exhibit 10.13 to Granges' Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended, and incorporated herein by reference (File No. 1-9025)
10.05	Lewis Hycroft Agreement dated January 10, 1989, among Frank W. Lewis, Hycroft Lewis and Hycroft Resources—Development Inc. filed as Exhibit 10.16 to Granges' Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended, and incorporated herein by reference (File No. 1-9025)
10.06	Second Amendment Agreement dated March 3, 1989, among Henry C. Crofoot et al and Hycroft Resources—Development Inc. filed as Exhibit 10.24 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
10.07	Second Lewis-Hycroft Agreement dated March 15, 1991 among Frank W. Lewis, Granges, Hycroft Resources—Development Inc. and Hycroft Lewis filed as Exhibit 10.20 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
10.08	Third Amendment Agreement dated August 16, 1991 among Henry C. Crofoot et al, Hycroft Resources & Development Inc. and Blackrock Properties, Inc. filed as Exhibit 10.25 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
10.09	Amalgamation Agreement dated February 24, 1995 between Granges and Hycroft Inc. included in the Joint Management Information Circular of Granges and Hycroft Inc. filed as Exhibit 20.1 to the Form 8-K dated May 1, 1995 and incorporated herein by reference (File No. 1-9025)
10.10	Stock Option Plan of Vista Gold dated November 1996 as amended in November 1998 and in May 2003 filed as Schedule B to the Corporation's definitive Proxy Statement as filed with the Commission on March 28, 2003 and incorporated herein by reference (File No. 1-9025)
10.11	Agency Agreement dated February 1, 2002 between Vista Gold and Global Resource Investments Ltd. filed as Exhibit 10.38 to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference (File No. 1-9025)
10.12	Amendment Agreement dated March 18, 2002 between Vista Gold and Global Resource Investments Ltd. filed as Exhibit 10.39 to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001 and incorporated herein by reference (File No. 1-9025)
10.13	Share Purchase Agreement dated August 29, 2002 between Vista Gold and Viceroy Minerals Corporation filed as Exhibit 10.16 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.14	Purchase Agreement dated October 7, 2002 between Vista Gold and Newmont Mining Corporation filed as Exhibit 10.17 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)

10.15	Finder's Fee Agreement and Indemnity Agreement dated December 31, 2002 between Vista Gold and Global Resource Investments Ltd. filed as Exhibit 10.18 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.16	Joint Venture Agreement dated June 9, 2003 between Vista Gold and Maverick Silver Inc., a subsidiary of Silver Standard Resources Inc. filed as Exhibit 10.19 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.17	Data Purchase, Production Payment Grant and Option to Purchase Production Payment Agreement dated August 1, 2003 between Vista Gold and Enrique Gaitan Maumejean filed as Exhibit 10.20 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.18	Contract of Assignment of Rights dated September 26, 2003 between Minera Paredones Amarillos and Enrique Gaitan Maumejean filed as Exhibit 10.21 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.19	Option to Purchase Agreement dated September 23, 2003 between Vista Gold and Monex Exploration filed as Exhibit 10.22 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.20	Purchase Agreement dated October 28, 2003 between Vista Gold and Sagebrush Exploration, Inc. filed as Exhibit 10.23 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.21	Option to Purchase Agreement dated October 12, 2003 between Vista Gold and David C. and Judy Ahlquist Mough filed as Exhibit 10.24 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.22	Finder's Fee Agreement and Indemnity Agreement amended and restated as of September 1, 2004 between Vista Gold and Global Resource Investments Ltd. filed as Exhibit 10.1 to the Corporation's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (File No. 1-9025)
10.23	Form of Subscription Agreement dated September 29, 2004, between Vista Gold and each Purchaser as defined therein filed as Exhibit 10.2 to the Corporation's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (File No. 1-9025)
10.24	Option to Purchase Agreement dated December 11, 2003, as amended May 28, 2004 and July 29, 2004 between Vista Gold and Luzon Minerals Ltd.
10.25	Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier
10.26	Option to Enter Joint Venture Agreement effective as of October 21, 2004 by and between Vista Gold, Hycroft Resources & Development, Inc., Hycroft Lewis Mine, Inc. and Pintail (Nevada) Gold Technology LLC
10.27	Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings
21	Subsidiaries of the Corporation
23.1	Consent of PricewaterhouseCoopers LLP, independent auditors
23.2	Consent of Mine Reserve Associates, Inc.
23.3	Consent of Snowden Mining Industry Consultants

23.4	Consent of Mine Development Associates
23.5	Consent of Pincock, Allen & Holt
23.6	Consent of Resource Development Inc.
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP.
Dated: March 31, 2005	By: /s/ Michael B. Richings

Michael B. Richings,
President and Chief Executive Officer
Dated: March 31, 2005	By: /s/ Gregory G. Marlier

Gregory G. Marlier
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 31, 2005	By: /s/ Michael B. Richings

Michael B. Richings,
President and Chief Executive Officer
Dated: March 31, 2005	By: /s/ Gregory G. Marlier

Gregory G. Marlier
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Michael B. Richings Michael B. Richings	Director	March 31, 2005
* John M. Clark	Director	March 31, 2005
* C. Thomas Ogryzlo	Director	March 31, 2005
* Robert A. Quartermain	Director	March 31, 2005
W. Durand Eppler
* By: /s/ Michael B. Richings

Michael B. Richings Attorney-in-Fact

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

(4)
100% owned by Vista Gold (Antigua) Corp.

(5)
100% owned by Compania Inversora Vista S.A.

Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-91254, 333-102384 and 333-104443 and 333-120335) and in the related Prospectuses, and in the Registration Statement on Form S-8 (No. 333-105621) of Vista Gold Corp. (the "Company") of our report dated February 11, 2005, relating to the consolidated financial statements of the Company included in this Annual Report on Form 10-K for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, BC, Canada
March 31, 2005

Exhibit 24

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael B. Richings, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name and/or his behalf, to do any and all acts and things and to execute any and all instruments which said attorney-in-fact and agent may deem necessary or advisable to enable Vista Gold Corp. to comply with the Securities Exchange Act of 1934, as amended (the "Act"), and any rules, regulations or requirements of the Securities and Exchange Commission in respect thereof, including, without limitation, the power and authority to sign his name in any and all capacities (including his capacity as a Director and/or Officer of Vista Gold Corp.) to the Annual Report on Form 10-K of Vista Gold Corp. for the fiscal year ended December 31, 2004 and the undersigned hereby ratifies and confirms all that said attorney-in-fact and agent, or any substitute or substitutes for him, shall lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned have subscribed these presents on the dates stated.

Signature	Title	Date
/s/ John M. Clark John M. Clark	Director	March 31, 2005
/s/ C. Thomas Ogryzlo C. Thomas Ogryzlo	Director	March 31, 2005
/s/ Robert A. Quartermain Robert A. Quartermain	Director	March 31, 2005

Exhibit 31.1

CERTIFICATION

I, Michael B. Richings, certify that:

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

  (a)
  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b)
  [omitted pursuant to Transition Period provisions at Section III of Release 34-47986 of the Securities and Exchange Commission entitled "Management's Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports"];

  (c)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d)
  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated: March 31, 2005	/s/ Michael B. Richings Michael B. Richings, President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Gregory G. Marlier, certify that:

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

  (a)
  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b)
  [omitted pursuant to Transition Period provisions at Section III of Release 34-47986 of the Securities and Exchange Commission entitled "Management's Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports"];

  (c)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d)
  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated: March 31, 2005	/s/ Gregory G. Marlier Gregory G. Marlier, Chief Financial Officer

Exhibit 32.1

STATEMENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Vista Gold Corp. (the "Corporation") on Form 10-K for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Corporation does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: March 31, 2005	/s/ Michael B. Richings Michael B. Richings, President and Chief Executive Officer

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

Exhibit 32.2

STATEMENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Vista Gold Corp. (the "Corporation") on Form 10-K for the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Corporation does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: March 31, 2005	/s/ Gregory G. Marlier Gregory G. Marlier, Chief Financial Officer

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