Form 10-Q
period 2005-03-31
VISTA GOLD CORP
filed 2005-05-16
CIK 783324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

18,218,022

Common Shares, without par value, outstanding at May 13, 2005

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2005

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS- UNAUDITED

(U.S. dollars in thousands)	March 31, 2005	December 31, 2004
Assets:
Cash and cash equivalents	$5,358	$5,916
Marketable securities	136	140
Accounts receivable - Note 12	58	345
Supplies inventory, prepaids and other	517	425
Current assets	6,069	6,826

Restricted cash - Note 3	4,991	4,961

Mineral properties - Note 4	18,360	18,109
Plant and equipment - Note 5	1,303	1,351
Hycroft reclamation premium costs	1,511	1,541
	21,174	21,001

Total assets	$32,234	$32,788

Liabilities and Shareholders’ Equity:
Accounts payable	$32	$130
Accrued liabilities and other	146	126
Current liabilities	178	256

Accrued reclamation and closure costs - Note 9	4,190	4,188
Total liabilities	4,368	4,444

Capital stock, no par value: - Note 6
Preferred - unlimited shares authorized; no shares outstanding
Common - unlimited shares authorized; shares outstanding: 2005 - 18,218,022 and 2004 - 17,961,590	150,145	149,747
Warrants - Note 7	111	111
Options - Note 8	1,613	1,538
Contributed surplus	115	108
Deficit	(124,118)	(123,160)
Total shareholders’ equity	27,866	28,344

Total liabilities and shareholders’ equity	$32,234	$32,788

Nature of operations - Note 2

Commitments and contingencies - Note 9

Subsequent events - Note 13

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

			Cumulative
			during
	Three Months Ended March 31,		Exploration
(U.S. dollars in thousands, except share data)	2005	2004	Stage
Costs and expenses:
Exploration, property evaluation and holding costs	$458	$484	$3,797
Corporate administration and investor relations	440	522	5,414
Depreciation, depletion and amortization	52	52	545
Provision for reclamation and closure costs	—	—	1,048
Cost recoveries related to USF&G lawsuit	—	—	(240)
Interest (income)/expense	(57)	(17)	(163)
Gain on disposal of assets	(6)	(8)	(97)
Other (income)/expense	(1)	(43)	(65)
Stock-based compensation	82	156	1,155
Loss on currency translation	—	—	44
Gain on disposal of marketable securities	(11)	—	(155)
Write-down of marketable securities	—	—	118
Total costs and expenses	958	1,146	11,402
Net loss	$(958)	$(1,146)	$(11,402)

Weighted average number of shares outstanding	18,122,816	14,728,665

Basic and diluted loss per share	$(0.05)	$(0.08)

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

	Three Months Ended March 31,
(U.S. dollars in thousands)	2005	2004
Deficit, beginning of period, as previously reported	$(123,160)	$(117,265)
Stock-based compensation	—	(971)
Deficit, beginning of period, as restated	(123,160)	(118,236)
Net loss	(958)	(1,146)
Deficit, end of period	$(124,118)	$(119,382)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

			Cumulative
			during
	Three Months Ended March 31,		Exploration
(U.S. dollars in thousands)	2005	2004	Stage
Cash flows from operating activities:
Loss for the period	$(958)	$(1,146)	$(11,402)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation, depletion and amortization	52	52	545
Amortization of reclmatation costs	30	—	149
Provision for reclamation and closure costs	—	—	1,048
Reclamation and closure costs accrued/(paid), net	2	2	8
Stock based compensation	82	156	1,155
Gain on disposal of assets	(6)	(8)	(97)
Cost recoveries related to USF&G lawsuit	—	—	(240)
Write-down of marketable securities	—	—	118
Gain on sale of marketable securities	(11)	—	(155)
Loss on currency translation	—	—	44
Other non-cash items	—	—	120

Change in operating assets and liabilities:
Accounts receivable	287	456	122
Supplies inventory and prepaid expenses	(92)	9	(216)
Accounts payable and accrued liabilities	(78)	31	(1,097)
Net cash used in operating activities	(692)	(448)	(9,898)

Cash flows from investing activities:
Restricted cash - Note 3	(30)	(2,287)	(4,991)
Acquisition of marketable securities	—	(15)	(93)
Proceeds from sale of marketable securities	15	—	283
Additions to mineral properties, net	(251)	(113)	(4,266)
Additions/Subtractions to plant and equipment	(4)	(30)	(1,770)
Proceeds on disposal of fixed assets and supplies	6	8	260
Net cash used in investing activities	(264)	(2,437)	(10,577)

Cash flows from financing activities:
Net proceeds from private placements	—	—	14,679
Proceeds from exercise of warrants - Note 6	373	2,186	9,348
Proceeds from exercise of stock options - Note 6	25	17	1,132
Net cash provided by financing activities	398	2,203	25,159

Net increase/(decrease) in cash and cash equivalents	(558)	(682)	4,684

Cash and cash equivalents, beginning of period	5,916	5,520	674

Cash and cash equivalents, end of period	$5,358	4,838	$5,358

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars unless specified otherwise)

1.             General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of March 31, 2005, and for the three month period ended March 31, 2005, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 11, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

3.             Restricted cash

The Corporation has pledged cash as collateral totaling $5.0 million to the U.S. Bureau of Land Management, Nevada State Office, to cover increased reclamation cost estimates at the Hycroft mine (Note 9).

4.             Mineral properties

	2004	2005
							March 31,
	December 31,	Acquisition	Option	Exploration &		Year to date	Ending
($ 000’s)	net balance	costs	payments	land costs	Cost recovery	activity	Balance
Maverick Springs, United States	$1,143	$—	$—	$10	$(10)	$—	$1,143
Mountain View, United States	751	—	—	9	—	9	760
Long Valley, United States	305	100	—	—	—	100	405
Wildcat, United States	981	—	—	—	—	—	981
Hasbrouck and Three Hills, United States	364	—	—	—	—	—	364
Yellow Pine, United States	293	—	—	—	—	—	293
Paredones Amarillos, Mexico	2,576	—	—	142	—	142	2,718
Guadalupe de los Reyes, Mexico	1,021	—	—	5	—	5	1,026
Amayapampa, Bolivia	10,561	—	—	—	—	—	10,561
Other	114	—	—	(5)	—	(5)	109
	$18,109	$100	$—	$161	$(10)	$251	$18,360

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

5.             Plant and equipment

	March 31, 2005			December 31, 2004
		Accumulated			Accumulated
		Depreciation and			Depreciation and
($ 000’s)	Cost	Write-downs	Net	Cost	Write-downs	Net

Hycroft mine, United States	$11,914	$10,653	$1,261	$12,031	$10,720	$1,311
Corporate, United States	394	352	42	388	348	40
	$12,308	$11,005	$1,303	$12,419	$11,068	$1,351

6.             Capital stock

Common Shares issued and outstanding

	Number of	Capital stock
	shares issued	($ 000’s)
As of December 31, 2004	17,961,590	$149,747

Warrants exercised, for cash - Note 7	248,574	373
Stock options exercised, for cash - Note 8	7,858	25

Issued during the three months ended March 31, 2005	256,432	398

As of March 31, 2005	18,218,022	$150,145

7.             Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

						Weighted		Weighted
						average		average
	Warrants	Valuation	Warrants	Warrants	Warrants	exercise		remaining
	granted(1)	(000’s)	exercised	expired	outstanding	prices (U.S. $)	Expiry date	life (yrs)

As of December 31, 2004	8,990,135	$111	(3,775,919)	(197,740)	5,016,477	$3.28		—

Private placement February-March 2002	—	—	(248,574)	—	(248,574)	1.50	Feb - Mar 07	2.0

As of March 31, 2005	8,990,135	$111	(4,024,493)	(197,740)	4,767,903	$3.37

(1) Each warrant entitles the holder to purchase one common share.

8.             Options to purchase Common Shares

The total number of options outstanding at the end of the quarter is 875,625 with exercise prices ranging from approximately $3.86 to $4.76 and remaining lives of 0.9 to 6.1 years.  The total number of options outstanding represents 5.0% of issued capital.

There were no stock options issued by the Corporation during the quarter ended March 31, 2005.  Compensation expense of $82,357 was recognized during the three months ended March 31, 2005, for options previously granted and vesting over time.

	Number of
	Shares	Value
Outstanding - December 31, 2004	883,483	$1,538

Granted	—	—
Exercised	(7,858)	—
Vested, Fair Value	—	75

Outstanding - March 31, 2005	875,625	$1,613

The fair value of stock options granted to employees and directors was estimated at the grant date based on the Black-Scholes option pricing model, using the following weighted average assumptions:

	March 2005	March 2004
Expected volatility	N/A	80.0%
Risk-free interest rate	N/A	2.74%
Expected lives (years)	N/A	5
Dividend yield	N/A	0%

Option pricing models require the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Corporation’s stock options.

9.             Commitments and contingencies

The U. S. Bureau of Land Management, Nevada State Office (“BLM”) has required the Corporation to provide a total surety amount of $6.8 million for the approved Hycroft mine reclamation plan.  The Corporation has pledged cash as collateral totaling $5.0 million to the BLM (Note 3).

The Corporation estimates that the related asset retirement expenditures will commence approximately five years after the start-up of the Hycroft mine (an event not scheduled) and continue for several years after that time.  Using a credit-adjusted rate of 7.75%, the fair value of the estimated $6.8 million obligation is $4.2 million, as accrued in these financial statements.

10.          Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in North America and South America. On April 15, 2005 the Corporation’s Board of Directors approved the Corporation’s exercise of its purchase option for the Awak Mas gold deposit located in Sulawesi, Indonesia (Note 13).  Substantially all related costs are incurred in the United States. The Corporation reported no revenues in the three-month period ended March 31, 2005, or for the same period in 2004.  Geographic segmentation of capital assets is provided in Notes 4 and 5.

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

(c)           Under Canadian corporate law, the Corporation underwent a capital reduction in connection with the amalgamation of Granges, Inc. (“Granges”) and Hycroft Resources & Development, Inc. whereby share capital and contributed surplus were reduced to eliminate the consolidated accumulated deficit of Granges as of December 31, 1994, after giving effect to the estimated costs of amalgamation. Under U.S. corporate law, no such transaction is available and accordingly is not allowed under U.S. GAAP.

(d)          In accordance with U.S. GAAP, only those options granted to non-employees of the Corporation are recorded for financial statement purposes using the fair value on the date of grant.

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

			Cumulative
			during
	Three Months Ended March 31,		Exploration
(U.S. dollars in thousands, except share data)	2005	2004	Stage
Net loss – Canadian GAAP	$(958)	$(1,146)	$(11,402)
Realized loss on marketable securities	—	—	(85)
Unrealized gain/(loss) on marketable securities	—	—	85
Exploration, property evaluation and holding costs (a)	(251)	(133)	(2,551)
Financing costs	—	—	(222)
Stock-based compensation expense (d)	82	—	772
Beneficial conversion feature	—	—	(2,774)
Net loss – U.S. GAAP	(1,127)	(1,279)	(16,177)
Unrealized gain/(loss) on marketable securities (b)	(9)	(52)	65
Comprehensive loss – U.S. GAAP	$(1,136)	$(1,331)	$(16,112)

Basic and diluted loss per share – U.S. GAAP	$(0.06)	$(0.09)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

			Cumulative
			during
	Three Months Ended March 31,		Exploration
(U.S. dollars in thousands)	2005	2004	Stage
Cash flows from operating activities:
Loss for the period	$(958)	$(1,146)	$(11,402)
Adjustments to reconcile loss for the period to cash used in operations:
Non-cash items	149	203	2,695
Additions to mineral properties, net (a)	(251)	(133)	(2,551)
Change in operating assets and liabilities:	117	496	(1,190)
Net cash used in operating activities	(943)	(581)	(12,449)

Cash flows from investing activities:	(264)	(2,437)	(10,577)
Additions to mineral properties, net (a)	251	133	2,551
Net cash used in investing activities	(13)	(2,304)	(8,026)

Cash flows from financing activities:	398	2,203	25,159
Net cash provided by financing activities	398	2,203	25,159

Net increase/(decrease) in cash and cash equivalents	(558)	(682)	4,684

Cash and cash equivalents, beginning of period	5,916	5,520	674

Cash and cash equivalents, end of period	$5,358	$4,838	$5,358

The significant differences in the consolidated balance sheets as at March 31, 2005, and December 31, 2004, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31, 2005			December 31, 2004
	Per Cdn.	Cdn./U.S.	Per U.S.	Per Cdn.	Cdn./U.S.	Per U.S.
(U.S. $ 000’s)	GAAP	Adj.	GAAP	GAAP	Adj.	GAAP
Current assets (b)	$6,069	65	$6,134	$6,826	$74	$6,900
Restricted cash	4,991	—	4,991	4,961	—	4,961
Property, plant and equipment (a)	21,174	(10,338)	10,836	21,001	(10,087)	10,914
Total assets	$32,234	$(10,273)	$21,961	$32,788	$(10,013)	$22,775

Current liabilities	178	—	178	256	—	256
Long term liabilities	4,190	—	4,190	4,188	—	4,188
Total liabilities	4,368	—	4,368	4,444	—	4,444

Capital stock	150,145	76,262	226,407	149,747	76,262	226,009
Special warrants	—	222	222	—	222	222
Warrants and options (d)	1,724	(1,244)	480	1,649	(1,169)	480
Contributed surplus	115	5,553	5,668	108	5,560	5,668
Other comprehensive income (loss) (b)	—	65	65	—	74	74
Deficit (a), (b), (c), (d)	(124,118)	(91,131)	(215,249)	(123,160)	(90,962)	(214,122)
Total shareholders’ equity	27,866	(10,273)	17,593	28,344	(10,013)	18,331

Total liabilities & shareholders’ equity	$32,234	$(10,273)	$21,961	$32,788	$(10,013)	$22,775

12.          Related party transactions

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc. (“SSRI”) an option to acquire the Corporation’s interest in the silver mineralized material hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director.  Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, and SSRI would pay the Corporation $1.5 million over four years including a cash payment of $300,000 which was paid at closing.  The remaining $1.2 million would be used to fund exploration programs, land holding costs and option payments on the Maverick Springs project.  As of March 31, 2005, the Corporation has received payments from SSRI aggregating $1,378,305 and included in current assets is a receivable amount due from SSRI in the amount of $10,470 to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

13.          Subsequent events

On April 18, 2005 the Corporation announced that its Board of Directors had approved the Corporation’s exercise of its purchase option for the Awak Mas gold deposit located in Sulawesi, Indonesia. As previously reported, in November 2004 the Corporation entered into an option agreement to acquire the Awak Mas deposit for a purchase price of $1.5 million.  Under the terms of the agreement, the Corporation had a six-month option period in which to conduct due diligence while paying the owners $15,000 per month.  The monthly option payments, as well as costs up to $150,000 expended to correct any deficiencies in asset standing, will be credited towards the purchase price.  On May 12, 2005, the Corporation transferred $1.2 million to an escrow account to be placed in trust and released to Weston Investments Pty Ltd. and Organic Resources Technology Ltd., the Vendors of the Awak Mas deposit, upon completion of the final transaction documents.  The amount of $1.2 million represents the $1.5 million purchase price less:  the $150,000 deposit previously paid by the Corporation (which included $75,000 in aggregate option payments made by the Corporation); and $150,000 expended by the Corporation; to correct deficiencies in asset standing.

On May 9, 2005, at the Annual General Meeting, the shareholders approved by way of an ordinary resolution an amendment to the terms of the Corporation’s Stock Option Plan adopted on November 1, 1996 and amended as approved by the shareholders on May 10, 1999 and May 2, 2003, to increase the maximum number of Common Shares which may be issued under this plan from 1,000,000 to 1,750,000 Common Shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(U.S. dollars in thousands, unless specified otherwise)

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2004 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada.  Reference to Note 18 to the consolidated financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements.  All amounts stated herein are in U.S. dollars, unless otherwise noted.

Results from Operations

The Corporation’s consolidated net loss for the three-month period ended March 31, 2005, was $958,000 or $0.05 per share compared to a consolidated net loss of $1,146,000 or $0.08 per share for the same period in 2004.  The decrease in the consolidated loss of $188,000 from the prior year reflects decreases in exploration, property evaluation and holding costs of $26,000, decreases in corporate administration costs of $82,000 and decreases in stock-based compensation expense of $74,000 and a net increase in other income of $6,000 including gain on disposal of assets, marketable securities and interest and dividend income.

Exploration, property and holding costs

Exploration, property and holding costs decreased to $458,000 during the three-month period ended March 31, 2005, compared to $484,000 for the same period in 2004.  The decrease of $26,000 is the result of decreased holding costs at the Hycroft mine.

Corporate administration and investor relations

Corporate administration and investor relations costs decreased to $440,000 during the three-month period ended March 31, 2005, compared to $522,000 for the same period in 2004.  The decrease of $82,000 is primarily the result of decreased investor relation expenses.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expense of $52,000 did not change during the three-month period ended March 31, 2005, compared to the same period in 2004.

Stock-based compensation

Stock-based compensation decreased to $82,000 for the three-month period ended March 31, 2005, compared to $156,000 for the same period in 2004.  There were no stock options granted in the period ended March 31,

2005, which resulted in a $74,000 decrease from the same period in 2004.  The stock-based compensation of $82,000 was the result of employee stock options expensed over the employee’s vesting period.

Other income and expense

In aggregate, other income and expense items, including interest income, gain on the disposal of assets and other income, resulted in a net gain of $64,000 for the three-month period ended March 31, 2005, as compared to a net gain of $68,000 in 2004.  The difference of $4,000 from the prior year can be attributed to increased interest income offset by the decrease in other income.

Marketable securities

For the three-month period ended March 31, 2005, there were $11,000 in gains on marketable securities, compared to no gains for the three-month period ended March 31, 2004.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $692,000 for the three-month period ended March 31, 2005, compared to $448,000 for the same period in 2004.

The increase of $244,000 can be primarily attributed to reduction of accounts payable, the first quarter which was $169,000 less in 2005 compared to the same period in 2004.

Investing activities

Net cash used for investing activities decreased to $0.3 million for the three-month period ended March 31, 2005, from $2.4 million for the same period in 2004.  The decrease of $2.1 million is primarily due to a restricted cash payment of $2.3 million for bonding requirements for the Hycroft mine in the first quarter of 2004. This decrease was slightly offset by an increase in the use of cash for drilling projects at the Paredones project of $0.1 million during the 2005 period.

Financing activities

Net cash provided by financing activities decreased to $0.4 million for the three-month period ended March 31, 2005, from $2.2 million for the same period in 2004.  The $0.4 million raised in 2005 were from the exercise of warrants in the amount of $372,000 and stock options in the amount of $25,000. The $2.2 million proceeds in the 2004 period were from the exercise of warrants of $2,186,000 and stock options in the amount of $17,000.

Liquidity and Capital Resources

At March 31, 2005, the Corporation’s total assets were $32.2 million compared to $32.8 million at December 31, 2004, representing a decrease of $0.6 million.  At March 31, 2005, the Corporation had working capital of $5.9 million compared to $6.6 million at December 31, 2004, representing a decrease of $0.7 million.  This decrease is primarily attributed to the net loss $0.9 million, the decrease in accounts receivable of $0.3 offset by increases in supplies and prepaids and a reduction in accounts payable.

The principal component of working capital at both March 31, 2005 and December 31, 2004, is cash and cash equivalents of $5.3 million and $5.9 million, respectively.  At March 31, 2005, the Corporation had no outstanding debt to banks or financial institutions.

Major cash commitments for the remainder of 2005 are related to corporate administration and operations of approximately $1.7 million, and property options and expenditure commitments of approximately $0.4 million.  For the first three months of 2005, the Corporation’s cash expenditures aggregated $0.6 million.

As discussed in “Note 13-Subsequent Events”, in connection with its purchase of the Awak Mas deposit on May 12, 2005, the Corporation transferred $1.2 million to an escrow account to be placed in trust and released to the vendors upon completion of the final transaction documents.

Uncertainty of Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, that are intended to be covered by the safe harbor created by such sections.  Such statements are typically punctuated by words or phrases such as “anticipates”, “estimates”, “projects”, “foresees”, “management believes”, “believes” and words or phrases of similar import. These forward-looking statements concern, among other things, the Corporation’s financial and operating results and estimates, and business prospects, and are subject to certain risks, uncertainties or assumptions.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  Such risks include, but are not limited to, risks relating to uncertainty of results of acquisition, exploration and development activities; gold price volatility; effects on the Corporation’s operations of current and prospective governmental regulations; and risks associated with international business operations.  For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements please see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, under “Part I – Item 1. Business – Risk Factors”.  That section of that Form 10-K is incorporated in this filing and investors should refer to it.  Vista Gold assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The gold price fell to a 20-year low of $253 in July 1999 and recovered significantly since that time to reach a level of $436 by December 31, 2004 and was $428 at March 31, 2005.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because the Corporation has several exploration operations in North and South America and is about to start exploration in Indonesia, it is subject to foreign currency fluctuations.  The Corporation does not engage in currency hedging to offset any risk of currency fluctuations as insignificant monetary amounts are held for immaterial land holding costs related to the properties owned.

The Corporation has no debt outstanding, nor does it have any investment in debt instruments other than highly liquid short-term investments.  Accordingly, the Corporation considers its interest rate risk exposure to be insignificant at this time.

ITEM 4.               CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005.  Based on the evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms.  There has been no change in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

VISTA GOLD CORP.
(Registrant)

Date: May 13, 2005	By:	/s/ Michael B. Richings
Michael B. Richings
President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer