Form 10-K/A
period 2004-12-31
VISTA GOLD CORP
filed 2005-08-12
CIK 783324

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

As of June 30, 2004, being the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $63,000,000.

Outstanding Common Shares: As of March 31, 2005, 18,218,022 Common Shares of the registrant were outstanding.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement for the 2005 Annual General Meeting of Shareholders.  See Part III.

TABLE OF CONTENTS

PART II

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXPLANATORY NOTE

Vista Gold Corp. (the “Corporation”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2005 (the “Original Form 10-K”).  This Amendment reflects modifications that the Corporation has made in light of comments from the Staff of the Commission in connection with its review of the Original Form 10-K and the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Notes 1 and 18 to the Financial Statements, and the Report of the Independent Registered Public Accounting Firm with respect to such Financial Statements, which appear as part of Item 8 in Part II, are amended hereby.  In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Form 10-K, have been re-executed as of the date of, and are refilled as part of, this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.  Finally, an additional Consent of Independent Registered Public Accounting Firm dated August 12, 2005, is filed as part of this Amendment.  Item 15 in Part III hereof is accordingly amended.

Except for the items described above or contained in the Amendment, this Amendment continues to speak as of the date of the Original Form 10-K, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Form 10-K.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Responsibility for Financial Information

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

A system of internal accounting and administrative controls is maintained by management in order to provide reasonable assurance that financial information is accurate and reliable, and that the Corporation’s assets are safeguarded. Limitations exist in all cost-effective systems of internal controls. The Corporation’s systems have been designed to provide reasonable but not absolute assurance that financial records are adequate to allow for the completion of reliable financial information and the safeguarding of its assets. The Corporation believes that the systems are adequate to achieve the stated objectives.

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

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, Chartered Accountants, who were appointed by the shareholders. The auditors’ report outlines the scope of their examination and their opinion on the consolidated financial statements.

/s/ Michael B. Richings	/s/ Gregory G. Marlier

Michael B. Richings	Gregory G. Marlier
President and Chief Executive Officer	Chief Financial Officer
March 28, 2005	March 28, 2005

PricewaterhouseCoopers LLP
Chartered Accountants
PricewaterhouseCoopers Place
250 Howe Street, Suite 700
Vancouver, British Columbia
Canada V6C 3S7
Telephone +1 604 806 7000
Facsimile +1 604 806 7806

Report of the Independent Registered Public Accounting Firm

To the Shareholders of Vista Gold Corp.

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. as of December 31, 2004 and 2003, and the related consolidated statements of operations and deficit and cash flows for each of the three years in the period ended December 31, 2004 and cumulative during the exploration stage.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vista Gold Corp. at December 31, 2004 and 2003, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2004 and cumulative during the exploration stage, in conformity with accounting principles generally accepted in Canada.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, British Columbia

February 11, 2005

Comments by Auditors for United States Readers on Canada-United States Reporting Differences

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the company’s financial statements, such as the changes described in note 2 to the financial statements. Our report to the shareholders dated February 11, 2005 is expressed in accordance with Canadian reporting standards which do not require a reference to such a change in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the financial statements.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, British Columbia
February 11, 2005

PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and the other member firms of PricewaterhouseCoopers International Limited, each of which is a separate and independent legal entity.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	Years ended December 31,
(U.S. dollars in thousands)	2004	2003
Assets:
Cash and cash equivalents	$5,916	$5,520
Marketable securities	140	31
Accounts receivable	345	642
Supplies inventory, prepaids and other	425	292
Current assets	6,826	6,485

Restricted cash - Note 3	4,961	1,684

Mineral properties - Note 4	18,109	16,598
Plant and equipment - Note 5	1,351	1,513
Hycroft reclamation premium costs	1,541
	21,001	18,111

Total assets	$32,788	$26,280

Liabilities and Shareholders’ Equity:
Accounts payable	$130	$26
Accrued liabilities and other	126	382
Current liabilities	256	408

Accrued reclamation and closure costs - Note 7	4,188	4,169
Total liabilities	4,444	4,577

Capital stock, no par value: - Note 8
Preferred - unlimited shares authorized; no shares outstanding
Common - unlimited shares authorized; shares outstanding: 2004 - 17,961,590 and 2003 - 14,561,832	149,747	138,458
Warrants - Note 9	111	456
Options - Note 10	1,538	41
Contributed surplus	108	13
Deficit	(123,160)	(117,265)
Total shareholders’ equity	28,344	21,703

Total liabilities and shareholders’ equity	$32,788	$26,280

Commitments and contingencies - Note 12

Subsequent events - Note 20

Approved by the Board of Directors

/s/ John M. Clark	/s/ C. Thomas Ogryzlo

John M. Clark	C. Thomas Ogryzlo
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS

				Cumulative
				during
	Years ended December 31,			Exploration
(U.S. dollars in thousands, except share data)	2004	2003	2002	Stage

Revenues:
Gold Sales	$—	$—	$—	$—

Costs and expenses:
Exploration, property evaluation and holding costs	$1,707	$990	$642	$3,339
Corporate administration and investor relations	2,116	1,626	1,232	$4,974
Depreciation, depletion and amortization	207	212	74	$493
Provision for reclamation and closure costs	—	—	1,048	$1,048
Cost recoveries related to USF&G lawsuit - Note 11	—	—	(240)	$(240)
Interest (income)/expense	(80)	(40)	14	$(106)
Gain on disposal of assets	(8)	—	(83)	$(91)
Other income	(42)	—	(22)	$(64)
Stock-based compensation	1,019	29	25	$1,073
Loss/(gain) on currency translation	—	44	—	$44
Loss/(gain) on disposal of marketable securities	5	(149)	—	$(144)
Write-down of marketable securities	—	33	85	118
Total costs and expenses	4,924	2,745	2,775	10,444
Net loss	$(4,924)	$(2,745)	$(2,775)	$(10,444)

Weighted average number of shares outstanding	15,955,318	12,755,672	6,760,755

Basic and diluted loss per share	$(0.31)	$(0.22)	$(0.41)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT

	Years ended December 31,
(U.S. dollars in thousands)	2004	2003	2002
Deficit, beginning of period, as previously reported	$(117,265)	$(114,520)	$(111,745)
Stock-based compensation - Note 2(m)	(971)	—	—
Deficit, beginning of period, as restated	(118,236)	(114,520)	(111,745)
Net loss	(4,924)	(2,745)	(2,775)
Deficit, end of period	$(123,160)	$(117,265)	$(114,520)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative
				during
	Years ended December 31,			Exploration
(U.S. dollars in thousands)	2004	2003	2002	Stage
Cash flows from operating activities:
Loss for the period	$(4,924)	$(2,745)	$(2,775)	$(10,444)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation, depletion and amortization	207	212	74	493
Amortization of reclamation costs	119	—	—	119
Provision for reclamation and closure costs	—	—	1,048	1,048
Reclamation and closure costs accrued/(paid), net	19	14	(27)	6
Stock based compensation	1,019	29	25	1,073
Gain on disposal of assets	(8)	—	(83)	(91)
Cost recoveries related to USF&G lawsuit	—	—	(240)	(240)
Write-down of marketable securities	—	33	85	118
Loss/(Gain) on sale of marketable securities	5	(149)	—	(144)
Loss on currency translation	—	44	—	44
Other non-cash items	—	75	45	120

Change in operating assets and liabilities:
Accounts receivable	297	(457)	(5)	(165)
Supplies inventory and prepaid expenses	(133)	50	(41)	(124)
Accounts payable and accrued liabilities	48	(114)	(953)	(1,019)
Net cash used in operating activities	(3,351)	(3,008)	(2,847)	(9,206)

Cash flows from investing activities:
Restricted cash - Note 3	(3,277)	(1,684)	—	(4,961)
Acquisition of marketable securities	(53)	(40)	—	(93)
Proceeds from sale of marketable securities	8	260	—	268
Additions to mineral properties, net	(1,081)	(1,477)	(1,457)	(4,015)
Additions to plant and equipment	(1,705)	(61)	—	(1,766)
Proceeds on disposal of fixed assets and supplies	8	—	246	254
Net cash used in investing activities	(6,100)	(3,002)	(1,211)	(10,313)

Cash flows from financing activities:
Net proceeds from private placements	6,033	2,873	5,773	14,679
Proceeds from exercise of warrants - Note 8	3,080	4,875	1,020	8,975
Proceeds from the exercise of stock options - Note 8	734	339	34	1,107
Net cash provided by financing activities	9,847	8,087	6,827	24,761

Net increase in cash and cash equivalents	396	2,077	2,769	5,242

Cash and cash equivalents, beginning of period	5,520	3,443	674	674

Cash and cash equivalents, end of period	$5,916	5,520	$3,443	$5,916

Supplemental cash flow information - Note 14

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

Gold production has gradually declined since mining activities were suspended at the Hycroft mine in 1998.  Effective January 1, 2002, gold production is considered incidental and the Corporation stopped reporting the associated sales proceeds as revenue.  Based on that, management of the Corporation decided during 2003 that the Corporation was an exploration-stage enterprise.  For financial reporting purposes, commencing with the Corporation’s audited financial statements for the year ended December 31, 2003, the Corporation was characterized as an exploration-stage enterprise and its consolidated statements of loss, deficit and cash flows include columns showing cumulative amounts during the exploration stage (i.e., from January 1, 2002, the effective date when gold production was considered incidental).

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

(b)           Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All material intercompany transactions and balances have been eliminated. The Corporation’s subsidiaries and percentage ownership in these entities as of December 31, 2004 are:

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

(d)                                 Foreign currency translation

The Corporation’s executive office is located in Littleton, Colorado, where the U.S. dollar is the principal currency of the Corporation’s business. Accordingly, all amounts in these consolidated financial statements of the Corporation are expressed in U.S. dollars, unless otherwise stated.

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

Management’s estimates of gold prices, recoverable proven and probable reserves, probable outcomes, operating capital and reclamation costs are subject to risks and uncertainties that may affect the recoverability of mineral property costs. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect management’s estimate of net cash flows expected to be generated and the need for possible asset impairment write-downs.

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

(k)                                 Provision for future reclamation and closure costs

On January 1, 2003, the Corporation adopted the new accounting standard for asset retirement obligations, CICA 3110. The standard requires that the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of this standard did not have any impact of the Corporation’s financial position or results.

(l)                                     Loss per share

Loss per share is calculated by dividing the period’s loss by the weighted average number of Common Shares outstanding during the year. The effect of potential issuances of Common Share equivalents under options and warrants would be anti-dilutive and therefore, the basic and diluted losses per share are the same. Information regarding securities that could potentially dilute earnings per share in the future is presented in Notes 9 and 10.

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

4. Mineral Properties

	December 31, 2004			December 31, 2003
		Accumulated			Accumulated
		Amortization and			Amortization and
($ 000’s)	Cost	Write-downs	Net	Cost	Write-downs	Net
Maverick Springs, United States	$1,143	$—	$1,143	$1,143	$—	$1,143
Mountain View, United States	751	—	751	460	—	460
Long Valley, United States	305	—	305	193	—	193
Wildcat, United States	981	—	981	593	—	593
Hasbrouck, United States	249	—	249	243	—	243
Three Hills, United States	115	—	115	110	—	110
Yellow Pine, United States	293	—	293	192	—	192
Paredones Amarillos, Mexico	2,576	—	2,576	2,443	—	2,443
Guadalupe de los Reyes	1,021	—	1,021	511	—	511
Amayapampa, Bolivia	57,455	46,894	10,561	57,604	46,894	10,710
Hycroft mine, United States	21,917	21,917	—	21,917	21,917	—
Other	114	—	114	—	—	—
	$86,920	$68,811	$18,109	$85,409	$68,811	$16,598

	2003	2004
	December 31,			Exploration &		Year to date	December 31,
($ 000’s)	net balance	Acquisition costs	Option payments	land costs	Cost recovery	activity	Ending Balance
Maverick Springs, United States	$1,143	$—	$100	$328	$(428)	$—	$1,143
Mountain View, United States	460	—	25	$266	—	$291	751
Long Valley, United States	193	100	—	$12	—	112	305
Wildcat, United States	593	—	350	$38	—	388	981
Hasbrouck and Three Hills, United States	353	—	—	$11	—	11	364
Yellow Pine, United States	192	100	—	$1	—	101	293
Paredones Amarillos, Mexico	2,443	—	—	$133	—	133	2,576
Guadalupe de los Reyes, Mexico	511	—	500	$10	—	510	1,021
Amayapampa, Bolivia	10,710	—	—	$3	(152)	(149)	10,561
Other	—	—	—	$114	—	114	114
	$16,598	$200	$975	$916	$(580)	$1,511	$18,109

(a)                                 Maverick Springs

The Maverick Springs gold and silver project, southeast of Elko, Nevada, was acquired on October 7, 2002, from Newmont Mining Corporation (“Newmont”). The total cost for the Maverick Springs project included a cash payment of $250,000; the issuance of 141,243 equity units, each unit comprised of one Common Share and a two year warrant, valued at $405,000 and $95,000, respectively (Notes 8(g) and 9); and the issuance of 122,923 equity units on October 7, 2003, each unit comprised of one Common Share and a two year warrant, valued at $500,000 and $111,058, respectively (Notes 8(g) and 9). The Corporation committed to completing 20,000 feet of drilling on this project before October 7, 2004 (this was done), and an additional 30,000 feet of drilling before October 7, 2006. Newmont retained a 1.5% net smelter returns royalty or the right to acquire 51% of the project after four years by paying the Corporation cash equaling 200% of the aggregate expenditures made by the Corporation on the project.

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

On June 9, 2003, the Corporation entered into an option agreement with a wholly owned subsidiary of Silver Standard Resources Inc. (“SSRI”) to acquire the Corporation’s interest in the silver mineralized material hosted in the Maverick Springs project. The Corporation is the operator, retains its 100% interest in the gold mineralized material and maintains a 45% vote as a participant in a joint committee formed between the Corporation and SSRI, who maintains a corresponding 55% vote, to manage the exploration of the Maverick Springs project. The agreement with SSRI is subject to the terms of the purchase agreement between Newmont and the Corporation. Under the agreement, SSRI will pay $1.5 million over four years including a payment of $300,000 made upon execution of the option agreement. The remaining $1.2 million will be used by the Corporation to fund exploration programs, land holding costs and option payments. After SSRI has completed payments totaling $1.5 million, costs will be shared by the two corporations on the same ratio as established for operation of the joint management committee.

During the years ended December 31, 2004 and 2003, the Corporation recorded $428,481 and $949,494 in recoveries from SSRI, of which $119,373 is included in accounts receivable (See also Note 19).  The total recoveries to date from SSRI are $1,377,976.

(b)                                 Mountain View

The Mountain View gold project, located west of the Hycroft mine, was acquired on October 7, 2002, from Newmont Capital Limited (“Newmont Capital”). The total cost for the Mountain View project included cash payments of $50,000, and the issuance of 56,497 equity units, each unit comprised of one Common Share and a two year warrant, valued at $200,000 (Notes 8 and 9). Newmont Capital retained a 1.5% net smelter returns royalty or the right to acquire 51% of the project after four years by paying the Corporation cash equaling 200% of the aggregate expenditures made by the Corporation on the project.

The Corporation achieved its commitment to complete 8,000 feet of drilling by the second anniversary of the option to purchase agreement.

(c)                                  Long Valley

The Corporation entered into an option agreement on January 22, 2003, with Standard Industrial Minerals, Inc. (“Standard”), to acquire Standard’s 100% interest in the Long Valley gold project in east central California, for an aggregate purchase price of $750,000 which would be paid over a five-year period, with annual payments to be due as follows: $100,000 due on each of January 15, 2003 (paid), 2004 (paid), and 2005 (paid); $200,000 due on January 22, 2006, and $250,000 due on January 22, 2007. Royal Gold, Inc. has a 1% net smelter returns royalty on the project. The Corporation retains the right to terminate the agreement at any time.

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

(e)                                  Hasbrouck/Three Hills

On May 23, 2003, the Corporation executed a purchase agreement with Newmont Capital Limited (“Newmont Capital”), a subsidiary of Newmont Mining Corporation which includes the Hasbrouck property and the Three Hills property, which lies approximately 4.5 miles to the north-northwest. The total cost for the Hasbrouck/Three Hills project included cash payments of $50,000 and the issuance of 50,475 Common Shares valued at $200,000.  Newmont Capital, at its option, would retain either: (a) a 2% net smelter returns royalty in each project together with the right to a $500,000 cash payment at the start of commercial production at either project and a further $500,000 cash payment if, after the start of commercial production, the gold price averages $400 per ounce or more for any three-month period; or (b) the right to acquire 51% of either or both projects. The latter right would be exercisable only after the later of four years or the time when the Corporation has incurred aggregate expenditures of $1.0 million to acquire, explore and hold the projects and would include Newmont Capital paying the Corporation cash equaling 200% of the expenditures made by the Corporation on the related property. The Corporation’s contribution to the joint venture during this period is capped at $5.0 million, $3.0 million of which Newmont Capital would finance for the Corporation and recover, with interest, exclusively from related project cash flows. The Corporation would also grant Newmont Capital a right of first offer with respect to subsequent sale of the projects by the Corporation. An additional 1 1/2% net smelter royalty on the Hasbrouck property is held by a private party.

(f)                                   Yellow Pine

On November 7, 2003, Idaho Gold Resources LLC (“Idaho Gold”), an indirect, wholly-owned subsidiary of the Corporation entered into an Option to Purchase Agreement for a nine year option to purchase 100% of the Yellow Pine gold project for $1.0 million. Idaho Gold made an option payment of $100,000 upon execution of the agreement and another option payment of $100,000 on the first anniversary date of the agreement (which was paid).  The agreement calls for Idaho Gold to make eight more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1.0 million. If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1.0 million. Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the claims are subject to an underlying 5% net smelter returns royalty.

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

In January 2005, the Corporation announced that Luzon had informed Vista Gold that it wishes to exercise its option to purchase the Amayapampa project.  See “Subsequent Events”.

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

In January 2005, the Corporation announced that it had signed a binding letter of intent agreement with Canyon Resources Corporation to grant Canyon a six-month option to purchase the Hycroft mine for an aggregate of $10.0 million consisting of consideration of $4.0 million in cash and $6.0 million in equity units.  See “Subsequent Events”.

5. Plant and Equipment

	December 31, 2004			December 31, 2003
		Accumulated			Accumulated
		Depreciation and			Depreciation and
($ 000’s)	Cost	Write-downs	Net	Cost	Write-downs	Net

Hycroft mine, United States	$12,031	$10,720	$1,311	$12,031	$10,528	$1,503
Corporate, United States	388	348	40	343	333	10
	$12,419	$11,068	$1,351	$12,374	$10,861	$1,513

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

During the year ended December 31, 2003, a revised reclamation and closure plan for the Hycroft mine was approved by the U.S. Bureau of Land Management, Nevada State Office (“BLM”). Under this plan the future estimated costs of reclamation and closure at Hycroft are $6.8 million.

On January 1, 2003, the Corporation adopted the new accounting standard for asset retirement obligations, CICA 3110. Under this new standard, asset retirement obligations are recognized when incurred and are recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. The Corporation has determined that the amount provided for reclamation at December 31, 2003, approximated fair value. Accordingly, this change in accounting policy did not have any impact on the Corporation’s financial position or results of operations.

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

It is reasonably possible that the Corporation’s estimates of its ultimate reclamation liability could change as a result of changes in regulations or cost estimates. The effect of changes, which could be material, would be recognized on a prospective basis.

8. Capital stock

Common Shares issued and outstanding

	Number of
	shares issued	Capital stock
		($ 000’s)
As of December 31, 2001 and 2000	4,535,752	$121,146

Private placement February - March 2002, net (c)	3,999,986	3,593
Warrants exercised from February - March 2002 private placement (d)	679,736	1,020
Private placement December 2002, net (e)	1,000,000	2,235
Shares issued for acquisition of gold properties, net (g)	500,770	1,527
Shares issued for services (h)	10,869	20
Exercise of stock options - Note 10	17,500	34

Issued during 2002	6,208,861	8,429

As of December 31, 2002	10,744,613	$129,575

Private placement February 2003, net (a)	1,400,000	2,873
Warrants exercised from February 2003 private placement (b)	190,000	596
Warrants exercised from February - March 2002 private placement (d)	994,753	1,492
Warrants exercised from December 2002 private placement (f)	916,673	2,787
Shares issued for acquisition of gold properties, net (g)	172,923	711
Shares issued for services (h)	23,495	85
Exercise of stock options - Note 10	119,375	339

Issued during 2003	3,817,219	8,883

As of December 31, 2003	14,561,832	$138,458
Stock-based compensation - Note 1	—	139
As of January 1, 2004, as restated	14,561,832	138,597

Private placement September 2004, net (i)	1,966,456	6,033
Warrants exercised from February 2003 private placement (b)	190,000	601
Warrants exercised from February - March 2002 private placement (d)	418,400	628
Warrants exercised from December 2002 private placement (f)	83,327	287
Shares issued for acquisition of gold properties, net (g)	188,903	700
Warrants exercised from acquisition of gold properties, cash (j)	303,030	1,564
Warrants exercised from acquisition of gold properties, fair value (k)	—	250
Exercise of stock options, cash - Note 10	249,642	734
Exercise of stock options, fair value - Note 10	—	353

Issued during 2004	3,399,758	11,150

As of December 31, 2004	17,961,590	$149,747

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

(a)          Private placement February 2003, net

On February 7, 2003, the Corporation completed a $3.4 million private placement financing. The gross proceeds were placed in escrow pending shareholder approval. On February 27, 2003, at a Special General Meeting of the shareholders, shareholders voted in favor of the financing and on February 28, 2003, the gross proceeds were released to the Corporation from escrow. The private placement consisted of the sale of 1.4 million special warrants, each priced at $2.43. The special warrants were automatically converted into equity units upon shareholder approval. Each equity unit consisted of one Common Share and a warrant, exercisable over a four-year period, to purchase one Common Share for $3.14 during the first year, $3.56 during the second year, $3.92 during the third year and $4.28 during the fourth year. Starting on the second anniversary of the closing of this private placement (February 7, 2005), if the Common Shares of the Corporation trade at a value of 150% or more of the respective exercise price for a period of 15 consecutive trading days on the American Stock Exchange, then the Corporation has the option to request that the warrants be exercised. If the warrants are not exercised within 15 business days following this request, they will be cancelled. A 10% cash finder’s commission totaling $340,200 was paid in connection with the private placement (Note 19); in addition, the Corporation incurred $188,000 in direct costs connected with this private placement.

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

On September 19, 2002, a registration statement on Form S-3 filed under the United States Securities Act of 1933 for the registration for resale of 7,999,974 Common Shares (including Common Shares already issued as well as Common Shares to be issued, all in connection with the private placement), was declared effective by the United States Securities and Exchange Commission. As a result of this registration statement becoming effective, the Corporation’s $2,774,000 convertible debentures issued in the second step of the private placement were automatically converted, pursuant to their terms, into 2,703,690 Common Shares and the same number of debenture warrants. The registration included 3,999,986 Common Shares issuable upon the exercise of warrants (Note 9), including the warrants issued in the first step of the private placement and the debenture warrants, having the respective expiration dates as noted in the preceding paragraph.

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

(h)          Common Shares issued for services, net

Pursuant to an agreement executed August 22, 2002, with Endeavour Financial Corporation Inc. (“Endeavour”), Endeavour provided financial advisory services to the Corporation for a monthly fee of $10,000. The monthly fee was payable by the issuance to Endeavour of a non-transferable convertible promissory note, which was automatically converted into Common Shares of the Corporation at a price per share equal to the weighted average closing price of the Common Shares on the American Stock Exchange on the last 10 trading days of the month prior to the business day on which the fee became due. The term of the agreement was not to exceed one year and it expired during the quarter ended September 30, 2003. During the twelve months ended December 31, 2003, the Corporation issued 23,495 Common Shares valued at $85,000 to Endeavour under the terms of this agreement.

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

Starting six months after the share registration is declared effective (i.e., July 7, 2005), if the closing price of Vista’s common shares on the American Stock Exchange is $5.50 or more for a period of 20 consecutive trading days, then for 15 business days the Corporation will have the option to request that the warrants be exercised.  If the warrants are not exercised within 15 business days following the request, they will be cancelled.

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

9. Warrants

Further to Note 8, warrants granted and outstanding are summarized in the following table.

									Weighted
						Weighted			average
	Warrants		Warrants	Warrants	Warrants	average exercise			remaining life
	granted(1)	Valuation	exercised	expired	outstanding	prices (U.S. $)		Expiry date	(yrs)
		(000’s)

As of December 31, 2001	—	$—	—	—	—	$—			—

Private placement February - March 2002	3,999,986	—	(679,736)	—	3,320,251	1.50		Feb - Mar-07	4.2
Private placement December 2002	1,000,000	—	—	—	1,000,000	3.04	(2)	Dec-04	1.9
Acquisition of Paredones Amarillos	303,030	250	—	—	303,030	4.40		Aug-04	1.7
Acquisition of Maverick Springs and Mtn. View	197,740	95	—	—	197,740	4.43		Oct-04	1.8

Total 2002	5,500,756	345	(679,736)	—	4,821,021	2.12

As of December 31, 2002	5,500,756	345	(679,736)	—	4,821,021	2.12

Private placement February 2003	1,400,000	—	(190,000)	—	1,210,000	3.14	(3)	Feb-07	3.1
Private placement February-March 2002	—	—	(994,753)	—	(994,753)	1.50		Feb - Mar-07	3.2
Private placement December 2002	—	—	(916,673)	—	(916,673)	3.04	(2)	Dec-04	0.9
Acquisition of Maverick Springs and Mtn. View	122,923	111	—	—	122,923	5.08		Oct-05	1.8

Total 2003	1,522,923	111	(2,101,426)	—	(578,503)	2.32

As of December 31, 2003	7,023,679	456	(2,781,162)	—	4,242,518	2.46

Private placement September 2004	1,966,456	—	—	—	1,966,456	4.75		Sep-07	2.7
Private placement February - March 2002	—	—	(418,400)	—	(418,400)	1.50		Feb - Mar-07	2.2
Private placement Deccember 2002	—	—	(83,327)	—	(83,327)	3.45		Dec-04	—
Private placement February 2003	—	—	(190,000)	—	(190,000)	3.56		Feb-07	2.1
Acquisition of Minera Paredones Amarillos	—	(250)	(303,030)	—	(303,030)	4.40		Aug-04	—
Acquisition of Maverick Springs and Mtn. View	—	(95)	—	(197,740)	(197,740)	4.43		Oct-04	—

Total 2004	1,966,456	(345)	(994,757)	(197,740)	773,959	2.94

As of December 31, 2004	8,990,135	111	(3,775,919)	(197,740)	5,016,477	$3.28

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

Under the Corporation’s Stock Option Plan, 10,000 fully vested stock options were granted to non-employee consultants of the Corporation in December 2003 and have been recorded at an estimated fair-market value of $28,941 using the Black-Scholes option pricing model. During the year ended December 31, 2004, none of these options were forfeited.

Under the Corporation’s Stock Option Plan, 20,000 fully vested stock options were granted to non-employee consultants of the Corporation in December 2002, and have been recorded at an estimated fair-market value of $24,602 using the Black-Scholes option pricing model.  During the year ended December 31, 2003, 10,000 of these options were forfeited and an amount of $13,000 was transferred to contributed surplus.

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

Under the Corporation’s Stock Option Plan (the “Plan”), the Corporation may grant options to directors, officers, employees and consultants of the Corporation or its subsidiaries, for up to 1,000,000 Common Shares. Under the Plan, the exercise price of each option shall not be less than the market price of the Corporation’s stock on the date preceding the date of grant, and an option’s maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between the Corporation and the optionee. Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board.

At December 31, 2004, 883,483 Common Shares were reserved for issuance under options granted to directors, officers, employees and non-employees. The total number of options outstanding represents 4.9% of issued capital with prices ranging from approximately U.S.$1.86 to U.S.$4.76 and remaining lives of 1.2 to 6.4 years. These options expire as follows:

Year of expiration	2005	2006	2007	2008	2009	2010	2011	2012	Total

Number of options	—	5,000	365,483	150,000	358,000	—	5,000	—	883,483

The following tables summarize information about stock options under the Plan:

	2004		2003		2002
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average Price	Shares	Average Price	Shares	Average Price
		(Cdn $)		(Cdn $)		(Cdn $)

Outstanding - December 31, 2003	735,125	$3.80	662,000	$4.32	75,000	$3.63

Granted	423,000	5.02	210,000	5.60	649,500	4.37
Exercised	(249,642)	4.42	(119,375)	3.95	(17,500)	3.07
Expired	—	—	—	—	—	—
Forfeited	(25,000)	5.28	(17,500)	5.19	(45,000)	4.37

Outstanding - December 31, 2004	883,483	$3.07	735,125	$3.80	662,000	$4.32

Exercisable	549,483	$4.94	640,125	$4.36	172,500	$4.19

Options Outstanding			Options Exercisable
		Weighted			Weighted
Weighted	Number	Average	Weighted	Number	Average
Average	outstanding as	Remaining Life	Average	exercisable as of	Remaining Life
Exercise Price	of Dec. 31, 2004	(years)	Exercise Price	Dec. 31, 2004	(years)
(Cdn $)			(Cdn $)
$3.00	5,000	6.4	$3.00	5,000	6.4
4.37	271,375	2.5	4.37	271,375	2.5
4.48	60,000	4.6	4.48	30,000	4.6
4.70	2,857	2.1	4.70	2,857	2.1
4.70	2,500	1.2	4.70	2,500	1.2
4.70	11,251	2.9	4.70	11,251	2.9
4.70	2,500	1.9	4.70	2,500	1.9
5.00	268,000	4.9	5.00	29,000	4.7
5.00	60,000	2.9	5.00	—	2.9
5.17	10,000	4.4	5.17	5,000	4.4
5.19	10,000	2.9	5.19	10,000	2.9
5.83	30,000	3.7	5.83	30,000	3.7
5.87	120,000	3.9	5.87	120,000	3.9
6.29	30,000	4.2	6.29	30,000	4.2

$3.07	883,483		$4.94	549,483

Under the Plan, 308,000 stock options were granted to officers, employees and directors of the Corporation during 2004. Of the options granted, 179,000 vested immediately upon grant and the remaining 129,000 will vest one year from the grant date. In December 2004, 115,000 stock options were granted to non-employees of the Corporation for services provided, and these options have been fully expensed in the period granted, commensurate with the Corporation’s accounting policies.

During 2004, stock options granted to employees in June and December of 2003 were forfeited before they were fully vested in June 2004. The $41,220 amount that was originally recorded as an expense and an addition to stock options has been reversed, accordingly.

Compensation expense for options granted to officers, employees and directors, which vest over time, is recognized over the vesting period. Had compensation expense been recorded using the fair-value method for the stock options granted in 2003 and 2002, the Corporation’s loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

	Year ended December 31,
	2003	2002
Net Loss - as reported (000’s)	$(2,745)	$(2,775)
Net Loss - pro forma (000’s)	(3,230)	(3,261)
Loss per share - as reported	$(0.22)	$(0.41)
Loss per share - pro forma	(0.25)	(0.48)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants:

	Years ended December 31,
	2004	2003	2002
Expected volatility	80.00%	80.0%	50.0%
Risk-free interest rate	Range from	Range from
	1.50% to 3.51%	2.51% to 3.16%	3.5%
Expected lives	3 to 5 years	5 years	3 to 5 years
Dividend yield	0%	0%	0%

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

13. Financial instruments

The recorded value of the Corporation’s cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities and other, approximate their fair-market values due to the relatively short periods to maturity. At December 31, 2004, marketable securities are carried at a cost of $140,000, with a quoted market value of $214,000.

14. Supplemental cash flow disclosure and material non-cash transactions

As of December 31, 2004, 2003 and 2002 all of the Corporation’s cash was held in liquid bank deposits.

	Years ended December 31
Supplemental cash flow disclosure ($ 000’s)	2004	2003	2002

Cash paid (received) during the year for:
Interest Expense	—	—	14

	Non-cash consideration given/(received) during 2004
Material non-cash transactions	Equity units	Future equity units(1)	Future cash payments(2)	Settlement of a liability	Total
($000’s)

Investing and financing activities:
Hasbrouck/Three Hills—Note 8(g)	$200	$—	$—	$—	$200
Guadalupe de los Reyes—Note 8(g)	500	—	—	—	500
Amayapampa	(70)	—	—	—	(70)

	$630	$—	$—	$—	$630

(1)                                  Included in Payables to be settled with equity

(2)                                  Included in Accrued liabilities and other

	Non-cash consideration given during 2003
Material non-cash transactions	Equity units	Future equity units(1)	Future cash payments(2)	Settlement of a liability	Total
($000’s)
Investing and financing activities:
Hasbrouck/Three Hills—Note 4(e)	$—	$—	$200	$—	$200
Maverick Springs—Note 8(g)	500	—	—	—	500
Maverick Springs—Note 8(g)	111	—	—	—	111
Endeavour—Note 8(h)	85	—	—	—	85

	$696	$—	$200	$—	$896

(1)                                  Included in Payables to be settled with equity

(2)                                  Included in Accrued liabilities and other

	Non-cash consideration given during 2002
Material non-cash transactions ($000’s)	Equity units	Future equity units(1)	Future cash payments(2)	Settlement of a liability	Total

Investing activities:
Paredones Amarillos—Note 8(g)	$1,212	$—	$320	$—	$1,532
Maverick Springs—Note 4(a)	500	500	—	—	1,000
Mountain View—Note 8(g)	200	—	—	—	200
Asset disposal	—	—	—	(103)	(103)

	$1,912	$500	$320	$(103)	$2,629

(1)                                  Included in Payables to be settled with equity

(2)                                  Included in Accrued liabilities and other

15. Income taxes

(a)    A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Corporation’s effective income tax expenses (recovery) is as follows:

	Years ended December 31
	2004	2003	2002

Income taxes at statutory rates	$(1,827)	$(1,074)	$(1,141)
Increase (decrease) in taxes from:
Permanent differences	308	222	2
Differences in foreign tax rates	122	114	198
Benefit of loss not recognized	1397	738	941

	$—	$—	$—

(b)    Future income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company’s future tax assets as at December 31, are as follows:

	December 31
Future income tax assets	2004	2003

Excess tax value over carrying value of property, plant and equipment	$10,410	$9,803
Operating and capital loss carryforwards	16,118	14,997
Other	(47)	—
Accrued reclamation provision	1,415	1,409

	27,896	26,209
Valuation allowance for future tax assets	(27,896)	(26,209)
Total	$—	$—
Total	$—	$—

(c)    The Corporation has available income tax losses of approximately $44 million, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

	Canada	United States	Total

2005	9,231	—	9,231
2006	758	—	758
2007	552	—	552
2008	555	388	943
2009	539	11	550
2010	552	5,106	5,658
2011	—	9,415	9,415
2014	559	—	559
2019	—	5,301	5,301
2020	—	1,725	1,725
2021	—	1,965	1,965
2022	—	1,726	1,726
2023	—	1,991	1,991
2024	—	3,840	3,840

	$12,746	$31,468	$44,214

16. Retirement plan

The Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent U.S. employees. The Corporation makes contributions of up to 4% of eligible employees’ salaries. The Corporation’s contributions were as follows: 2004—$19,470, 2003 — $38,250; and 2002—$20,796.

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

(d)                                 In 2000 and 2001, the Corporation recognized revenue upon adsorption of gold onto carbon. In accordance with U.S. GAAP, revenue is not recorded before title is passed. In 2002, proceeds from gold sales of $150,000 were recognized for U.S. GAAP and credited to “Exploration, property evaluation and holding costs.”

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

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS

				Cumulative
				during
	Years ended December 31,			Exploration
(U.S. dollars in thousands, except share data)	2004	2003	2002	Stage
Net loss – Canadian GAAP	$(4,924)	$(2,745)	$(2,775)	$(10,444)
Realized loss on marketable securities	—	(85)	—	(85)
Unrealized gain/(loss) on marketable securities	—	—	85	85
Exploration, property evaluation and holding costs (f)	(1,663)	(550)	(87)	(2,300)
Financing costs	—	—	(222)	(222)
Stock-based compensation expense	690	—	—	731
Beneficial conversion feature	—	—	(2,774)	(2,774)
Net loss – U.S. GAAP	(5,897)	(3,380)	(5,773)	(15,009)
Unrealized gain/(loss) on marketable securities (c)	(156)	315	(85)	74
Comprehensive loss – U.S. GAAP	$(6,053)	$(3,065)	$(5,858)	$(14,935)
Basic and diluted loss per share – U.S. GAAP	$(0.37)	$(0.26)	$(0.85)

The significant differences in the consolidated balance sheets as at December 31, 2004 and 2003 relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS

	Years ended December 31,
	2004			2003
	Per Cdn.	Cdn./U.S.	Per U.S.	Per Cdn.	Cdn./U.S.	Per U.S.
(U.S. $ 000’s)	GAAP	Adj.	GAAP	GAAP	Adj.	GAAP

Current assets (c)	$6,826	$74	$6,900	$6,485	$230	$6,715
Restricted cash	4,961	—	4,961	1,684	—	1,684
Property, plant and equipment (f)	21,001	(10,087)	10,914	18,111	(8,424)	9,687
Total assets	$32,788	$(10,013)	$22,775	$26,280	$(8,194)	$18,086

Current liabilities	256	—	256	408	—	408
Long term liabilities	4,188	—	4,188	4,169	—	4,169
Total liabilities	4,444	—	4,444	4,577	—	4,577

Capital stock (c)	149,747	76,262	226,009	138,458	76,754	215,212
Special warrants (e)	—	222	222	—	222	222
Warrants and options	1,649	(1,169)	480	497	—	497
Contributed surplus	108	5,560	5,668	13	5,560	5,573
Other comprehensive income (loss) (c)	—	74	74	—	230	230
Deficit (a)(b)(c)(d)(e)(f)	(123,160)	(90,962)	(214,122)	(117,265)	(90,960)	(208,225)
Total shareholders’ equity	28,344	(10,013)	18,331	21,703	(8,194)	13,509

Total liabilities & shareholders’ equity	$32,788	$(10,013)	$22,775	$26,280	$(8,194)	$18,086

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative
				during
	Years ended December 31,			Exploration
(U.S. dollars in thousands)	2004	2003	2002	Stage
Cash flows from operating activities:
Loss for the period	$(4,924)	$(2,745)	$(2,775)	$(10,444)
Adjustments to reconcile loss for the period to cash used in operations:
Non-cash items	1,361	258	927	2,546
Additions to mineral properties, net (a)	(1,663)	(550)	(87)	(2,300)
Change in operating assets and liabilities:	212	(521)	(999)	(1,307)
Net cash used in operating activities	(5,014)	(3,558)	(2,934)	(11,506)

Cash flows from investing activities:	(6,100)	(3,002)	(1,211)	(10,313)
Additions to mineral properties, net (a)	1,663	550	87	2,300
Net cash used in investing activities	(4,437)	(2,452)	(1,124)	(8,013)

Cash flows from financing activities:	9,847	8,087	6,827	24,761
Net cash provided by financing activities	9,847	8,087	6,827	24,761

Net increase/(decrease) in cash and cash equivalents	396	2,077	2,769	5,242

Cash and cash equivalents, beginning of period	5,520	3,443	674	674

Cash and cash equivalents, end of period	$5,916	$5,520	$3,443	$5,916

Statement of Changes in Shareholders’ Equity under U.S. GAAP

						Other	Total
			Warrants and	Contributed		comprehensive	shareholders’
(U.S. $ 000’s)	Capital stock	Special warrants	options	surplus	Deficit	income (loss)	equity

Balance at December 31, 2000	$197,900	$—	$—	$2,786	$(195,878)	$—	$4,808
Net Loss	—	—	—	—	(3,194)	—	$(3,194)

Balance at December 31, 2001	$197,900	$—	$—	$2,786	$(199,072)	$—	$1,614

Issued during the year (Note 8)	8,429	—	—	—	—	—	8,429
Special warrants (e)	—	222	—	—	—	—	222
Contributed surplus (e)	—	—		2,774	—	—	2,774
Warrants & options	—	—	370	—	—	—	370
Other comprehensive loss (c)	—	—	—	—	—	(85)	(85)
Net Loss	—	—	—	—	(5,773)	—	(5,773)

Balance at December 31, 2002	$206,329	$222	$370	$5,560	$(204,845)	$(85)	$7,551

Issued during the year (Note 8)	8,883	—	—	—	—	—	8,883
Warrants and options	—	—	127	—	—	—	127
Contributed surplus	—	—	—	13	—	—	13
Other comprehensive loss (c)	—	—	—	—	—	315	315
Net Loss	—	—	—	—	(3,380)	—	(3,380)

Balance at December 31, 2003	$215,212	$222	$497	$5,573	$(208,225)	$230	$13,509

Issued during the year (Note 8)	10,797	—	—	—	—	—	10,797
Warrants and options	—	—	(17)	—	—	—	(17)
Contributed surplus	—	—	—	95	—	—	95
Other comprehensive loss (c)	—	—	—	—	—	(156)	(156)
Net Loss	—	—	—	—	(5,897)	—	(5,897)

Balance at December 31, 2004	226,009	222	480	5,668	(214,122)	74	18,331

The Corporation applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans in its U.S. GAAP presentations. If compensation cost for the Corporation’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123, the Corporation would have recorded additional compensation expense of $690,000, $485,000 and $486,000 in 2004, 2003 and 2002, respectively.  On January 1, 2004, the Corporation adopted the fair value method of accounting for stock-based compensation, CICA 3870. This standard requires that the Corporation record compensation expense on the granting of all stock-based compensation awards, including stock options grants to employees, calculated using the fair-value method.  The adoption of the fair value method resulted in a cumulative increase of $971,000 to the opening deficit at January 1, 2004.  Accordingly, the consolidated net loss and loss per share under U.S. GAAP would have increased to the pro-forma amounts indicated below:

	Year ended December 31,
	2004	2003	2002
Net Loss - as reported (000’s)	$(5,898)	$(3,380)	$(5,773)
Net Loss - pro forma (000’s)	(6,588)	(3,865)	(6,259)
Loss per share - as reported	$(0.37)	$(0.26)	$(0.85)
Loss per share - pro forma	(0.41)	(0.30)	(0.93)

Impact of recently issued accounting standards

In December 2004, the FASB issued SFAS 153 — Exchanges of Non-Monetary Assets — an amendment of APB 29.  This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair-value of the assets exchanged with certain exceptions.  SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005.  The Corporation does not expect that the adoption of SFAS 153 will have a material impact on its financial position, results of operations and cash flows.

For U.S. GAAP purposes, the Corporation will adopt SFAS 123, “Accounting for Stock Based Compensation” effective January 1, 2005.  SFAS 123 requires the use of the fair value method of accounting for stock based compensation.  This standard is consistent with the revised provisions of CICA 3870, which was adopted by the Corporation for Canadian GAAP effective January 1, 2004.  For the United States GAAP, the Corporation will apply the new standard effective July 1, 2005.  The Corporation has not yet decided which of the transition methods allowed by the SFAS 148 will be used and thus cannot evaluate its potential impact on its financial position, results of operations and cash flows.

19. Related party transactions

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc., (“SSRI”) an option to acquire the Corporation’s interest in the silver mineralized material hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director. Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, and SSRI was to pay the Corporation $1.5 million over four years including a cash payment of $300,000 at closing. The remaining $1.2 million would be used by the Corporation to fund exploration programs, land holding costs and option payments on the Maverick Springs project. At the time the transaction was completed, SSRI paid the Corporation $488,891, comprised of the required $300,000 payment due at closing plus $188,891 in exploration costs incurred through December 31, 2002. As of December 31, 2004, included in current assets is a receivable amount due from SSRI in the amount of $119,373 (2003 - $407,135) to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

20. Subsequent events

Agreement to Sell Amayapampa — Recent Developments

In January 2005, Luzon Minerals Ltd. informed the Corporation that it wishes to exercise its option to purchase the Amayapampa gold project in Bolivia.  The companies also agreed at the time, subject to regulatory approval, to further amend the terms of the original purchase option agreement with respect to the payments previously due on January 15, 2005 and January 1, 2006.  The amended agreement calls for the Corporation to receive from Luzon, within five business days of receiving TSX Venture Exchange approval, a payment consisting of $100,000 and 2,000,000 Luzon common shares.  This will be followed, on the earlier of June 15, 2005, or the date of the next financing completed by Luzon after January 19, 2005, by a payment of $850,000 in cash or, at Luzon’s option, $425,000 in cash and $425,000 in equity units consisting of Luzon common shares and warrants to purchase common shares.  The final payment will be made at the earlier of the start of construction or June 15, 2006.  This payment remains unchanged from the original agreement, as reported in December 2003, in that Luzon will pay the Corporation $4,000,000 in cash or at the Corporation’s option, a combination of Luzon common shares and cash based on Luzon’s share price.  If Luzon completes the purchase, and when production commences, the Corporation will also receive a 3% net smelter type royalty on gold production at gold prices of $450 per ounce or below and 4% at gold prices above $450 per ounce.  Other terms of the agreement remain unchanged.

Letter of Intent to Grant Option to Purchase Hycroft Mine

In January 2005, the Corporation signed a binding letter of intent agreement with Canyon Resources Corporation to grant Canyon a six-month option to purchase the Hycroft mine..  Completion of the transaction is subject to the negotiation and execution of a definitive option and purchase agreement and regulatory approval.  The agreement provides for Canyon to expend $500,000 on a program of development and exploration drilling and mine engineering.  The objectives of this program are to evaluate and expand the oxide reserves of Hycroft and to provide design information for the restart of oxide leaching operations.

At any time during the six-month period, Canyon may exercise its option to purchase Hycroft for an aggregate amount of $10 million consisting of a combination of $4 million in cash and $6 million in units, with each unit consisting of one share of Canyon common stock and a warrant to purchase one half share of Canyon common stock.  The number of units would be calculated by dividing $6 million by the average closing price of Canyon stock for the 20 trading days prior to the exercise of the option.  The exercise price of each warrant would be equal to 130% of the average share price, as calculated above, upon exercise of the option and the warrants would have a term of three years from the date of issue.  Canyon will arrange to register the stock acquired by the Corporation as part of this transaction.  In addition, Canyon would have the choice either to arrange new reclamation bonding for Hycroft or assume the existing bond (subject to bonding company approval).  If Canyon assumes the existing bond, Canyon would pay the Corporation the difference, over a number of years, between the bond amount (approximately $6.8 million) and the bonding company’s accepted cost estimate of reclamation (approximately $4.2 million), or approximately $2.6 million (See also Consolidated Financial Statements — Note 20).

Form S-3 Filed with the U.S. Securities and Exchange Commission

On January 7, 2005, the United States Securities and Exchange Commission declared effective a registration statement on Form S-3 filed under the United States Securities Act of 1933 for the registration for resale of 4,367,661 Common Shares, including an aggregate 3,932,912 Common Shares issued, as well as those to be issued on exercise of warrants, in connection with the Corporation’s September 2004 private placement.  Also included were an aggregate 434,749 Common Shares issued, as well as those to be issued on exercise of warrants, in connection with scheduled payments for certain property acquisitions of the Corporation.  As a result of this registration statement becoming effective within six months following the closing of the private placement, the exercise price of the warrants remained at $4.75 rather than being reduced to $4.25 as would have been the case if the registration statement were declared effective after the six-month period.

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

3.                                       Consolidated Statements of Loss—Years ended December 31, 2004, 2003, and 2002.

4.                                       Consolidated Statements of Deficit—Years ended December 31, 2004, 2003 and 2002.

5.                                       Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003, and 2002.

6.                                       Notes to Consolidated Financial Statements.

See “Item 8. Consolidated Financial Statements and Supplementary Data”.

Financial Statement Schedules

No financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Consolidated Financial Statements and Supplementary Data”.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP, independent auditors
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP.
(Registrant)

Date: August 12, 2005	By:	/s/ Michael B. Richings
Michael B. Richings President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2005	By:	/s/ Gregory G. Marlier
Gregory G. Marlier Chief Financial Officer (Principal Financial Officer)