Form 10-Q/A
period 2005-03-31
VISTA GOLD CORP
filed 2005-08-12
CIK 783324

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

EXPLANATORY NOTE

Vista Gold Corp. (the “Corporation”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, originally filed with the Securities and Exchange Commission (the “Commission”) on May 16, 2005 (the “Original Form 10-Q”). This Amendment reflects modifications that the Corporation has made in light of comments from the Staff of the Commission in connection with its review of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, and the Original Form 10-Q.

Notes 1 and 2 to the Financial Statements which appear as part of Item 1 in Part I, are amended hereby. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Form 10-Q, have been re-executed as of the date of, and are refilled as part of, this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the items described above or contained in the Amendment, this Amendment continues to speak as of the date of the Original Form 10-Q, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Form 10-Q.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars unless specified otherwise)

1.                                      General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of March 31, 2005, and for the three month period ended March 31, 2005, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 11, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States. In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made. These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended by Amendment No. 1 thereto filed concurrently herewith.

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

4.                                      Mineral properties

		2005
	2004						March 31,
	December 31,	Acquisition	Option	Exploration &		Year to date	Ending
($ 000’s)	net balance	costs	payments	land costs	Cost recovery	activity	Balance
Maverick Springs, United States	$1,143	$—	$—	$10	$(10)	$—	$1,143
Mountain View, United States	751	—	—	9	—	9	760
Long Valley, United States	305	100	—	—	—	100	405
Wildcat, United States	981	—	—	—	—	—	981
Hasbrouck and Three Hills, United States	364	—	—	—	—	—	364
Yellow Pine, United States	293	—	—	—	—	—	293
Paredones Amarillos, Mexico	2,576	—	—	142	—	142	2,718
Guadalupe de los Reyes, Mexico	1,021	—	—	5	—	5	1,026
Amayapampa, Bolivia	10,561	—	—	—	—	—	10,561
Other	114	—	—	(5)	—	(5)	109
	$18,109	$100	$—	$161	$(10)	$251	$18,360

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

5.                                      Plant and equipment

	March 31, 2005			December 31, 2004
		Accumulated			Accumulated
		Depreciation and			Depreciation and
($ 000’s)	Cost	Write-downs	Net	Cost	Write-downs	Net

Hycroft mine, United States	$11,914	$10,653	$1,261	$12,031	$10,720	$1,311
Corporate, United States	394	352	42	388	348	40
	$12,308	$11,005	$1,303	$12,419	$11,068	$1,351

6.                                      Capital stock

Common Shares issued and outstanding

	Number of	Capital stock
	shares issued	($ 000’s)
As of December 31, 2004	17,961,590	$149,747

Warrants exercised, for cash - Note 7	248,574	373
Stock options exercised, for cash - Note 8	7,858	25

Issued during the three months ended March 31, 2005	256,432	398

As of March 31, 2005	18,218,022	$150,145

7.                                      Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

						Weighted		Weighted
						average		average
	Warrants	Valuation	Warrants	Warrants	Warrants	exercise		remaining
	granted(1)	(000’s)	exercised	expired	outstanding	prices (U.S. $)	Expiry date	life (yrs)

As of December 31, 2004	8,990,135	$111	(3,775,919)	(197,740)	5,016,477	$3.28		—

Private placement February-March 2002	—	—	(248,574)	—	(248,574)	1.50	Feb - Mar-07	2.0

As of March 31, 2005	8,990,135	$111	(4,024,493)	(197,740)	4,767,903	$3.37

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

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

			Cumulative
			during
	Three Months Ended March 31,		Exploration
(U.S. dollars in thousands)	2005	2004	Stage
Cash flows from operating activities:
Loss for the period	$(958)	$(1,146)	$(11,402)
Adjustments to reconcile loss for the period to cash used in operations:
Non-cash items	149	203	2,695
Additions to mineral properties, net (a)	(251)	(133)	(2,551)
Change in operating assets and liabilities:	117	496	(1,190)
Net cash used in operating activities	(943)	(581)	(12,449)

Cash flows from investing activities:	(264)	(2,437)	(10,577)
Additions to mineral properties, net (a)	251	133	2,551
Net cash used in investing activities	(13)	(2,304)	(8,026)

Cash flows from financing activities:	398	2,203	25,159
Net cash provided by financing activities	398	2,203	25,159

Net increase/(decrease) in cash and cash equivalents	(558)	(682)	4,684

Cash and cash equivalents, beginning of period	5,916	5,520	674

Cash and cash equivalents, end of period	$5,358	$4,838	$5,358

The significant differences in the consolidated balance sheets as at March 31, 2005, and December 31, 2004, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31, 2005			December 31, 2004
	Per Cdn.	Cdn./U.S.	Per U.S.	Per Cdn.	Cdn./U.S.	Per U.S.
(U.S. $ 000’s)	GAAP	Adj.	GAAP	GAAP	Adj.	GAAP

Current assets (b)	$6,069	$65	$6,134	$6,826	$74	$6,900
Restricted cash	4,991	—	4,991	4,961	—	4,961
Property, plant and equipment (a)	21,174	(10,338)	10,836	21,001	(10,087)	10,914
Total assets	$32,234	$(10,273)	$21,961	$32,788	$(10,013)	$22,775

Current liabilities	178	—	178	256	—	256
Long term liabilities	4,190	—	4,190	4,188	—	4,188
Total liabilities	4,368	—	4,368	4,444	—	4,444

Capital stock	150,145	76,262	226,407	149,747	76,262	226,009
Special warrants	—	222	222	—	222	222
Warrants and options (d)	1,724	(1,244)	480	1,649	(1,169)	480
Contributed surplus	115	5,553	5,668	108	5,560	5,668
Other comprehensive income (loss) (b)	—	65	65	—	74	74
Deficit (a),(b,(c),(d)	(124,118)	(91,131)	(215,249)	(123,160)	(90,962)	(214,122)
Total shareholders’ equity	27,866	(10,273)	17,593	28,344	(10,013)	18,331

Total liabilities & shareholders’ equity	$32,234	$(10,273)	$21,961	$32,788	$(10,013)	$22,775

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

13.                               Subsequent events

On April 18, 2005 the Corporation announced that its Board of Directors had approved the Corporation’s exercise of its purchase option for the Awak Mas gold deposit located in Sulawesi, Indonesia. As previously reported, in November 2004 the Corporation entered into an option agreement to acquire the Awak Mas deposit for a purchase price of $1.5 million. Under the terms of the agreement, the Corporation had a six-month option period in which to conduct due diligence while paying the owners $15,000 per month. The monthly option payments, as well as costs up to $150,000 expended to correct any deficiencies in asset standing, will be credited towards the purchase price. On May 12, 2005, the Corporation transferred $1.2 million to an escrow account to be placed in trust and released to Weston Investments Pty Ltd. And Organic Resource Technology Ltd., the vendors of the Awak Mas deposit, upon completion of the final transaction documents. The amount of $1.2 million represents the $1.5 million purchase price less: the $150,000 deposit previously paid by the Corporation which included ( $75,000 in aggregate option payments made by the Corporation); and $150,000 expended by the Corporation; to correct deficiencies in asset standing.

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

PART II - OTHER INFORMATION

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