Form 10-Q
period 2005-06-30
VISTA GOLD CORP
filed 2005-08-15
CIK 783324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

18,218,022

Common Shares, without par value, outstanding at August 12, 2005

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2005

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(U.S. dollars in thousands)	June 30, 2005	December 31, 2004
Assets:
Cash and cash equivalents	$2,267	$5,916
Marketable securities	125	140
Accounts receivable - Note 13	139	345
Supplies inventory, prepaids and other	462	425
Current assets	2,993	6,826

Restricted cash - Note 3	5,028	4,961

Mineral properties - Note 5	20,214	18,109
Plant and equipment - Note 6	1,324	1,351
Hycroft reclamation premium costs	1,481	1,541
	23,019	21,001

Total assets	$31,040	$32,788

Liabilities and Shareholders’ Equity:
Accounts payable	$123	$130
Current portion of capital lease obligation	8	—
Accrued liabilities and other	171	126
Current liabilities	302	256

Capital leases obligation	40	—
Accrued reclamation and closure costs - Note 10	4,192	4,188
Total liabilities	4,534	4,444

Capital stock, no par value: - Note 7
Preferred - unlimited shares authorized; no shares outstanding
Common - unlimited shares authorized; shares outstanding: 2005 - 18,218,022 and 2004 - 17,961,590	150,145	149,747
Warrants - Note 8	111	111
Options - Note 9	1,694	1,538
Contributed surplus	124	108
Deficit	(125,568)	(123,160)
Total shareholders’ equity	26,506	28,344

Total liabilities and shareholders’ equity	$31,040	$32,788

Nature of operations and going concern - Note 2

Commitments and contingencies - Note 10

Subsequent events - Note 14

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

					Cumulative
					during
	Three Months Ended June 30,		Six Months Ended June 30,		Exploration
(U.S. dollars in thousands, except share data)	2005	2004	2005	2004	Stage
Costs and expenses:
Exploration, property evaluation and holding costs	$461	$465	$919	$949	$4,258
Corporate administration and investor relations	906	806	1,346	1,329	6,320
Depreciation, depletion and amortization	61	52	113	104	606
Provision for reclamation and closure costs	—	—	—	—	1,048
Cost recoveries related to USF&G lawsuit	—	—			(240)
Interest (income)/expense	(63)	(5)	(120)	(22)	(226)
(Gain)/Loss on disposal of assets	(1)	—	(7)	(8)	(98)
Other (income)/expense	1	—	—	(44)	(64)
Stock-based compensation	90	76	173	232	1,245
(Gain)/Loss on currency translation	—	(3)	—	(3)	44
(Gain)/Loss on disposal of marketable securities	(5)	—	(16)	—	(160)
Write-down of marketable securities	—	—	—	—	118
Total costs and expenses	1,450	1,391	2,408	2,537	12,851
Net loss	$(1,450)	$(1,391)	$(2,408)	$(2,537)	$(12,851)

Weighted average number of shares outstanding	18,218,022	15,383,662	18,170,682	15,015,732

Basic and diluted loss per share	$(0.08)	$(0.09)	$(0.13)	$(0.17)

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2005	2004	2005	2004
Deficit, beginning of period, as previously reported	$(124,118)	$(119,382)	$(123,160)	$(117,265)
Stock-based compensation	—	—	—	(971)
Deficit, beginning of period, as restated	(124,118)	(119,382)	(123,160)	(118,236)
Net loss	(1,450)	(1,391)	(2,408)	(2,537)
Deficit, end of period	$(125,568)	$(120,773)	$(125,568)	$(120,773)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

					Cumulative
					during
	Three Months Ended June 30,		Six Months Ended June 30,		Exploration
(U.S. dollars in thousands)	2005	2004	2005	2004	Stage
Cash flows from operating activities:
Loss for the period	$(1,450)	$(1,391)	$(2,408)	$(2,537)	$(12,852)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation, depletion and amortization	61	52	113	104	606
Amortization of reclamatation costs	30		60	—	179
Provision for reclamation and closure costs	—	—	—	—	1,048
Reclamation and closure costs accrued, net	2	9	4	11	10
Stock based compensation	90	76	173	232	1,246
(Gain)/Loss on disposal of assets	(1)	—	(7)	(8)	(98)
Cost recoveries related to USF&G lawsuit	—	—	—	—	(240)
Write-down of marketable securities	—	—	—	—	118
(Gain)/Loss on sale of marketable securities	(5)	—	(16)	—	(160)
(Gain)/Loss on currency translation	—	—	—	—	44
Other non-cash items	—	—	—	—	120

Change in operating assets and liabilities:
Accounts receivable	1	6	287	462	122
Supplies inventory and prepaid expenses	55	(4)	(37)	5	(161)
Accounts payable and accrued liabilities	90	45	12	76	(1,007)
Net cash used in operating activities	(1,127)	(1,207)	(1,819)	(1,655)	(11,025)

Cash flows from investing activities:
Restricted cash - Note 3	(37)	(1)	(67)	(2,288)	(5,028)
Acquisition of marketable securities	(20)	(11)	(20)	(26)	(113)
Proceeds from sale of marketable securities	36	—	51	—	319
Additions to mineral properties, net	(324)	(55)	(575)	(168)	(4,590)
Acquisition of subsidiary net of cash acquired	(1,613)		(1,613)		(1,613)
Additions to plant and equipment	(10)	(3)	(14)	(33)	(1,780)
Proceeds on disposal of fixed assets and supplies	4	—	10	8	264
Net cash used in investing activities	(1,964)	(70)	(2,228)	(2,507)	(12,542)

Cash flows from financing activities:
Net proceeds from private placements	—	—	—	—	14,679
Proceeds from exercise of warrants - Note 7	—	853	373	3,039	9,348
Proceeds from exercise of stock options - Note 7	—	—	25	17	1,132
Net cash provided by financing activities	—	853	398	3,056	25,159

Net increase/(decrease) in cash and cash equivalents	(3,091)	(424)	(3,649)	(1,106)	1,593

Cash and cash equivalents, beginning of period	5,358	4,838	5,916	5,520	674

Cash and cash equivalents, end of period	$2,267	$4,414	$2,267	$4,414	$2,267

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

(U.S. dollars unless specified otherwise)

1.             General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of June 30, 2005, and for the three-month and six-month periods ended June 30, 2005, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 12, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended by Amendment No. 1 thereto filed with the Commission on August 12, 2005.

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

(b)   Going concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that the Corporation will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.  At June 30, 2005, the Corporation holds working capital of $2.7 million which is not sufficient to satisfy current general and administrative activities, Hycroft holding costs and property obligations which will be approximately $3.2 million over the next twelve months.  Therefore, there is substantial doubt about the Corporation’s ability to continue as a going concern.

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

3.             Restricted cash

The Corporation has pledged cash as collateral totalling $5.0 million to the U.S. Bureau of Land Management, Nevada State Office, to cover increased reclamation cost estimates at the Hycroft mine (Note 10).

4.             Acquisition of PT Masmindo Dwi (Awak Mas Project)

On May 27, 2005, the Corporation completed its acquisition of the Awak Mas gold deposit in Sulawesi, Indonesia, pursuant to the exercise of its option to purchase the deposit for a purchase price of $1.5 million, as previously reported.  Under the terms of the option agreement, the Corporation had a six-month option period in which to conduct due diligence while paying the owners $15,000 per month.  The monthly option payments, as well as costs of up to $150,000 expended to correct any deficiencies in asset standing, were to be credited towards the purchase price.  On May 12, 2005, the Corporation transferred $1.2 million to an escrow account.  These funds were released to the ultimate vendors of the Awak Mas deposit, Weston and ORT (as defined below), upon completion of the final transaction documents.  The amount of $1.2 million represented the $1.5 million purchase price less:  the $150,000 deposit previously paid by the Corporation (which included $75,000 in aggregate option payments made by the Corporation); and $150,000 expended by the Corporation to correct deficiencies in asset standing.

The acquisition of the Awak Mas Project involved the Corporation’s purchase, through its wholly-owned subsidiary Vista Gold (Barbados) Corp. (“Vista Barbados”), of all of the outstanding shares of Salu Siwa Pty Ltd, an Australian company (“Salu Siwa”) from the two owners of Salu Siwa:  Weston Investments Pty Ltd., an Australian company (“Weston”) and Organic Resource Technology Limited, an Australian company (“ORT”).  Weston and ORT respectively owned 66% and 34% of the outstanding Salu Siwa shares.  Salu Siwa in turn owns 99% of the outstanding shares of PT Masmindo Dwi, an Indonesian company (“PT Masmindo”), which is the direct holder of the Awak Mas Project.  The remaining 1% of the outstanding PT Masmindo shares is held by ORT.  Transfer of this remaining 1% to Vista Barbados is subject to any approvals, consents or other statutory requirements of the Indonesian authorities that will be required to effect the completion of such share purchase.

Also in connection with this acquisition, certain creditors of PT Masmindo agreed to assign to Vista Gold Corp. (parent) an aggregate of $857,973 of notes payable owed by PT Masmindo to the creditors, as follows:  ORT Limited (of Australia) (previously known as Masmindo Mining Corp.) - $612,555.75; PT Masmindo Eka Sakti (of Indonesia) - $217,469.08; and Continental Goldfields Limited (of Western Australia) - $27,948.00.

This acquisition has been accounted for using the purchase method and results of operations have been consolidated since the date of acquisition. The following table summarizes the purchase price allocation based on preliminary estimates of the fair values of the assets acquired and liabilities assumed; appraisals and valuations are being conducted and final allocation will be made upon completion.

Purchase price:
Cash	$1,500,000
Acquisition costs	112,976
$1,612,976
Assets acquired:
Cash	$1,979
Current assets	80,389
Plant and equipment, net	27,456
Mineral properties	1,529,797
$1,639,621
Liabilities assumed:
Current liabilities	26,645
Net Assets Acquired	$1,612,976

As of June 30, 2005, the consolidated capitalized mineral property costs for the Awak Mas Project (Note 5) were $1,529,797.

5              Mineral properties

	2004	2005
							June 30,
	December 31,	Acquisition	Option	Exploration &		Year to date	Ending
($ 000’s)	net balance	costs	payments	land costs	Cost recovery	activity	Balance
Maverick Springs, United States	$1,143	$—	$—	$48	$(47)	$1	$1,144
Mountain View, United States	751	—	25	10	—	35	786
Long Valley, United States	305	100	—	—	—	100	405
Wildcat, United States	981	—	—	—	—	—	981
Hasbrouck and Three Hills, United States	364	—	—	—	—	—	364
Yellow Pine, United States	293	—	—	1	—	1	294
Paredones Amarillos, Mexico	2,576	—	—	353	—	353	2,929
Guadalupe de los Reyes, Mexico	1,021	—	—	5	—	5	1,026
Amayapampa, Bolivia	10,561	—	85	—	—	85	10,646
Awak Mas, Indonesia	—	1,530	—	—	—	1,530	1,530
Other	114	(5)	—	—	—	(5)	109
	$18,109	$1,625	$110	$417	$(47)	$2,105	$20,214

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

6.             Plant and equipment

	June 30, 2005			December 31, 2004
		Accumulated			Accumulated
		Depreciation and			Depreciation and
($ 000’s)	Cost	Write-downs	Net	Cost	Write-downs	Net

Hycroft mine, United States	$11,965	$10,698	$1,266	$12,031	$10,720	$1,311
Corporate, United States	435	377	58	388	348	40
	$12,400	$11,075	$1,324	$12,419	$11,068	$1,351

Measurement Uncertainty

The Corporation believes that the fair value of its mineral properties exceeds the carrying value, however, a write-down in the carrying values of the Corporation’s properties may be required as a result of independent evaluation of gold resources and application of a ceiling test which is based on estimates of gold resources and gold prices.

These consolidated financial statements have been prepared using the going concern basis (note 2).  In the event that the Corporation does not continue as a going concern, then the net book value of the property, plant and equipment and mineral properties may not be recoverable. In addition, in these circumstances the valuation of certain other recorded assets and liabilities could also be materially different.

7.             Capital stock

Common Shares issued and outstanding

	Number of
	shares issued	Capital stock
		($ 000’s)
As of December 31, 2004	17,961,590	$149,747

Warrants exercised, for cash - Note 7	248,574	373
Stock options exercised, for cash - Note 8	7,858	25

Issued during the three months ended March 31, 2005	256,432	398

Warrants exercised, for cash	—	—
Stock options exercised, for cash	—	—

Issued during the three months ended June 30, 2005	—	—

As of June 30, 2005	18,218,022	$150,145

8.             Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

						Weighted		Weighted
						average		average
	Warrants		Warrants	Warrants	Warrants	exercise		remaining
	granted(1)	Valuation	exercised	expired	outstanding	prices (U.S. $)	Expiry date	life (yrs)
		(000’s)

As of December 31, 2004	8,990,135	$111	(3,775,919)	(197,740)	5,016,477	$3.28		—

Private placement February-March 2002	—	—	(248,574)	—	(248,574)	1.50	Feb - Mar-07	2.0

As of June 30, 2005	8,990,135	$111	(4,024,493)	(197,740)	4,767,903	$3.37

(1) Each warrant entitles the holder to purchase one common share.

9.             Options to purchase Common Shares

The total number of options outstanding at the end of the quarter is 875,625 with exercise prices ranging from approximately $3.86 to $4.76 and remaining lives of 0.2 to 6.7 years.  The total number of options outstanding represents 5.0% of issued capital.

There were 10,000 stock options issued by the Corporation during the quarter ended June 30, 2005.  Compensation expense of $172,651 was recognized during the six months ended June 30, 2005, for options previously granted and vesting over time.

	Number of
	Shares	Value
Outstanding - December 31, 2004	883,483	$1,538

Granted	—	—
Exercised	(7,858)	—
Vested, Fair Value	—	75
Outstanding - March 31, 2005	875,625	$1,613

Granted	10,000	8
Exercised	—	—
Cancel	(10,000)	—
Vested, Fair Value	—	73

Outstanding - June 30, 2005	875,625	$1,694

The fair value of stock options granted to employees and directors was estimated at the grant date based on the Black-Scholes option pricing model, using the following weighted average assumptions:

	June 2005	June 2004
Expected volatility	80.0%	80.0%
Risk-free interest rate	3.99%	2.74%
Expected lives (years)	5	5
Dividend yield	0%	0%

Option pricing models require the input of highly subjective assumptions including the expected price volatility.  Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Corporation’s stock options.

10.          Commitments and contingencies

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

11.          Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in North America and South America. On April 15, 2005 the Corporation’s Board of Directors approved the Corporation’s exercise of its purchase option for the Awak Mas gold deposit located in Sulawesi, Indonesia. which was finalized on May 27, 2005.  Substantially all related costs are incurred in the United States. The Corporation reported no revenues in the three-month or six-month periods ended June 30, 2005, or for the same periods in 2004.  Geographic segmentation of capital assets is provided in Notes 5 and 6.

12.          Differences between Canadian and United States generally accepted accounting principles

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

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

					Cumulative
					during
	Three Months Ended June 30,		Six Months Ended June 30,		Exploration
(U.S. dollars in thousands, except share data)	2005	2004	2005	2004	Stage
Net loss – Canadian GAAP	$(1,450)	$(1,391)	$(2,408)	$(2,537)	$(12,852)
Realized loss on marketable securities	—	—	—	—	(85)
Unrealized gain/(loss) on marketable securities	—	—	—	—	85
Exploration, property evaluation and holding costs (a)	(324)	(101)	(575)	(234)	(2,875)
Financing costs	—	—	—	—	(222)
Stock-based compensation expense (d)	90	—	173	—	904
Beneficial conversion feature	—	—	—	—	(2,774)
Net loss – U.S. GAAP	(1,684)	(1,492)	(2,810)	(2,771)	(17,819)
Unrealized gain/(loss) on marketable securities (b)	(43)	(35)	(52)	(87)	22
Comprehensive loss – U.S. GAAP	$(1,727)	$(1,527)	$(2,862)	$(2,858)	$(17,797)

Basic and diluted loss per share – U.S. GAAP	$(0.09)	$(0.10)	$(0.15)	$(0.19)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

					Cumulative
					during
	Three Months Ended June 30,		Six Months Ended June 30,		Exploration
(U.S. dollars in thousands)	2005	2004	2005	2004	Stage
Cash flows from operating activities:
Loss for the period	$(1,450)	$(1,391)	$(2,408)	$(2,537)	$(12,852)
Adjustments to reconcile loss for the period to cash used in operations:
Non-cash items	177	137	327	339	2,873
Additions to mineral properties, net (a)	(324)	(101)	(575)	(234)	(2,875)
Change in operating assets and liabilities:	146	47	262	543	(1,045)
Net cash used in operating activities	(1,451)	(1,308)	(2,394)	(1,888)	(13,899)

Cash flows from investing activities:	(1,964)	(70)	(2,228)	(2,507)	(12,541)
Additions to mineral properties, net (a)	324	101	575	234	2,875
Net cash used in investing activities	(1,640)	31	(1,653)	(2,273)	(9,666)

Cash flows from financing activities:	—	853	398	3,056	25,159
Net cash provided by financing activities	—	853	398	3,056	25,159

Net increase/(decrease) in cash and cash equivalents	(3,091)	(424)	(3,649)	(1,106)	1,593

Cash and cash equivalents, beginning of period	5,358	4,838	5,916	5,520	674

Cash and cash equivalents, end of period	$2,267	$4,414	$2,267	$4,414	$2,267

The significant differences in the consolidated balance sheets as at June 30, 2005, and December 31, 2004, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30, 2005			December 31, 2004
	Per Cdn.	Cdn./U.S.	Per U.S.	Per Cdn.	Cdn./U.S.	Per U.S.
(U.S. $ 000’s)	GAAP	Adj.	GAAP	GAAP	Adj.	GAAP
Current assets (b)	$2,993	$22	$3,015	$6,826	$74	$6,900
Restricted cash	5,028	—	5,028	4,961	—	4,961
Property, plant and equipment (a)	23,019	(10,662)	12,357	21,001	(10,087)	10,914
Total assets	$31,040	$(10,640)	$20,400	$32,788	$(10,013)	$22,775

Current liabilities	302	—	302	256	—	256
Long term liabilities	4,232	—	4,232	4,188	—	4,188
Total liabilities	4,534	—	4,534	4,444	—	4,444

Capital stock (c)	150,145	76,262	226,407	149,747	76,262	226,009
Special warrants	—	222	222	—	222	222
Warrants and options (d)	1,805	(1,335)	470	1,649	(1,169)	480
Contributed surplus (c)	124	5,553	5,677	108	5,560	5,668
Other comprehensive income (loss) (b)	—	22	22	—	74	74
Deficit (a,b,c,d)	(125,568)	(91,364)	(216,932)	(123,160)	(90,962)	(214,122)
Total shareholders’ equity	26,506	(10,640)	15,866	28,344	(10,013)	18,331

Total liabilities & shareholders’ equity	$31,040	$(10,640)	$20,400	$32,788	$(10,013)	$22,775

13.          Related party transactions

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc. (“SSRI”) an option to acquire the Corporation’s interest in the silver mineralized material hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director.  Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, and SSRI would pay the Corporation $1.5 million over four years including a cash payment of $300,000 which was paid at closing.  The remaining $1.2 million would be used to fund exploration programs, land holding costs and option payments on the Maverick Springs project.  As of June 30, 2005, the Corporation has received payments from SSRI aggregating $1,388,775 and included in current assets is a receivable amount due from SSRI in the amount of $37,982 to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

14.          Subsequent events

Amendments to Agreement to Sell Amayapampa

 On July 18, 2005, the Corporation agreed with Luzon Minerals Ltd. (“Luzon”), subject to regulatory approval, to further amend the terms of the original purchase option agreement between the companies concerning the Corporation’s Amayapampa gold project in Bolivia with respect to the payments previously due on June 15, 2005 and June 15, 2006. The agreement had been most recently amended in January 2005, in connection with Luzon’s decision to exercise its option to purchase the Amayapampa project from the Corporation, as previously reported. The amendment calls for an aggregate purchase price comprising: $2,700,000 (including $100,000 previously paid); either 3,250,000 or 4,250,000 common shares in the capital of Luzon (including 250,000 already issued to the Corporation), and 1,000,000 common share purchase warrants; and a net smelter return royalty to the Corporation,  payable as follows:

•      Within five days of receiving approval of the TSX Venture Exchange, Luzon will issue to the Corporation 3,000,000 Luzon common shares and 1,000,000 warrants, each warrant entitling the holder to acquire one common share of Luzon at an exercise price of CDN $0.20 for a period of three years from the date of issuance, and, on the earlier of December 31, 2005 or the date of the closing of the next debt, equity or other financing completed by Luzon after July 15, 2005, Luzon will pay to the Corporation $100,000 in cash.

•      Within five days of the date that is the earlier of December 31, 2006 or the date Luzon completes or obtains financing sufficient to commence construction at the Amayapampa project, Luzon will pay to the Corporation $2,500,000.

•      In the event that Luzon completes a feasibility study or technical report for the Amayapampa project that discloses recovered gold of more than 400,000 ounces, Luzon shall issue to the Corporation an additional 1,000,000 common shares.

•      If Luzon completes the acquisition of the Amayapampa project, Luzon will grant the Corporation a net smelter return royalty as follows: (i) on the first 440,000 ounces of gold production, a 4.5% net smelter return royalty where the gold price is less than $450 per ounce and a 5.5% net smelter return royalty where the gold price is $450 per ounce or more, and (ii) thereafter, a 1.0% net smelter return royalty.

•      In addition, effective from July 29, 2004, Luzon will pay all costs associated with holding and maintaining the Amayapampa project, including reimbursement of outlays made by the Corporation (approximately $51,000, as of June 30, 2005). Other terms of the agreement remain unchanged.

Hycroft Mine – Canyon Resources Elects Not to Exercise Purchase Option

On August 4, 2005, the Corporation announced that Canyon Resources Corporation had advised the Corporation that Canyon will not be exercising its option to acquire the Hycroft mine near Winnemucca, Nevada. As previously reported, in January 2005, Canyon entered into a six month option agreement with the Corporation to expend $0.5 million for drilling, engineering and due-diligence review to acquire the mine for $4.0 million in cash plus $6.0 million in Canyon equity units consisting of one common share and one warrant for half a share.

Canyon completed a 33-hole drilling program totaling 12,475 feet and undertook a comprehensive study to restart operations at Hycroft. The drilling program confirmed average grades for the ore body but Canyon noted that increased costs, as well as shortages of labor and large mining equipment were contributing factors in its decision not to proceed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(U.S. dollars in thousands, unless specified otherwise)

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2004 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada.  Reference should be made to Note 18 to the consolidated financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements.  All amounts stated herein are in U.S. dollars, unless otherwise noted.

Results from Operations

The Corporation’s consolidated net loss for the three-month period ended June 30, 2005, was $1.5 million or $0.08 per share compared to a consolidated net loss of $1.4 million or $0.09 per share for the same period in 2004.  The Corporation’s consolidated net loss for the six-month period ended June 30, 2005 was $2.4 million or $0.13 per share compared to a consolidated net loss of $2.5 million or $0.17 per share for the same period in 2004.  The net losses for the three-month and six-month periods were minimally different from those for the prior-year periods, primarily reflecting slightly decreased exploration, property evaluation and holding costs, and increased corporate administration and investor relations costs of $0.1 million for the three-month period due to a mass mailing marketing campaign, with slightly decreased costs for the six-month period.

Exploration, property and holding costs

Exploration, property and holding costs increased to $461,000 during the three-month period ended June 30, 2005, compared to $465,000 for the same period in 2004.  Exploration, property and holding costs decreased to

$919,000 for the six-month period ended June 30, 2005, compared to $949,000 for the same period in 2004.  The decrease of $4,000 for the three-month period is the result of option payments of $60,000 for evaluation of properties, offset by decreased holding costs at the Hycroft mine. For the six months, the decrease of Hycroft holding costs offset increased property evaluation costs, resulting in minimal overall change from the prior year period of $ 30,000.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $906,000 during the three-month period ended June 30, 2005, compared to $806,000 for the same period in 2004. Corporate administration and investor relations costs increased slightly to $1,346,000 during the six-month period ended June 30, 2005 compared to $1,329,000 for the same period in 2004. The increase of $100,000 for the three-month period is primarily the result of a mass mailing marketing campaign for investor relations.

Depreciation, depletion and amortization

Depreciation, depletion and amortization increased to $61,000 during the three-month period ended June 30, 2005, compared to $52,000 for the same period in 2004.  Depreciation, depletion and amortization increased to $113,000 for the six-month period ended June 30, 2005, compared to $104,000 for the same period in 2004.  The increase of $9,000 is attributed to the increase of amortization for computer equipment acquired for the office in 2004.

Stock-based compensation

Stock-based compensation increased to $90,000 for the three-month period ended June 30, 2005, compared to $76,000 for the same period in 2004.  Stock-based compensation was $173,000 for the six-month period ended June 30, 2005, compared to $232,000 for the same period in 2004. The slight increase in stock-based compensation in the second quarter of 2005 is the result of recognized expense for the vesting of options that had been granted to employees in 2004, subject to shareholder approval of increased stock option plan grant limits, which approval was obtained at the Corporation’s Annual General Meeting of shareholders in May 2005. The Corporation granted no stock options in the first quarter of 2005, which accounted for the decline in stock-based compensation expense for the first six months of 2005 compared with the prior period in 2004.

Other income and expense

In aggregate, other income and expense items, including interest income, gain on the disposal of assets and other income, resulted in a net gain of $63,000 for the three-month period ended June 30, 2005, as compared to a net gain of $5,000 in the same period in 2004.  In aggregate, other income and expense items, including interest income, gain on the disposal of assets and other income, resulted in a net gain of $127,000 for the six-month period ended June 30, 2005, compared to a net gain of $74,000 for the same period in 2004. The increase of $58,000 for the three-month period an increase of $53,000 for the six-month period can be attributed primarily to higher interest income in each period, offset by a $44,000 decrease in other income for the six-month period.

Marketable securities

For the three-month and six-month periods ended June 30, 2005, gains on disposal of marketable securities, were $5,000 and $16,000, respectively. No gains on disposal, or write downs, were recorded for the same periods in 2004.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $1,127,000 for the three-month period ended June 30, 2005, compared to $1,207,000 for the same period in 2004.  Cash used in operations was $1,819,000 for the six-month period ended June 30, 2005, compared to $1,655,000 for the same period in 2004.  The decrease of $80,000 for the three-month period can be attributed to a reduction in prepaid expenses and accounts payable and accruals of $99,000 for the same period in 2004.  The increase of $164,000 for the six-month period was attributable to the reduction of accounts receivable of $256,000 for the same period in 2004.

Investing activities

Net cash used for investing activities increased to $1,964,000 for the three-month period ended June 30, 2005, compared to $70,000 for the same period in 2004.  The increase of $1,894,000 in 2005 was due to the purchase of the Awak Mas Project in May 2005 for $1.5 million and exploration activities in Paredones Amarillos of $0.4 million.  For the six-month period ended June 30, 2005, net cash used for investing activities decreased by $279,000 to $2,228,000 compared to $2,507,000 for the same period in 2004. Overall expenditures were higher during the 2004 period, primarily reflecting the restricted cash payment of $2.3 million made by the Corporation in the first quarter of 2004, in connection with bonding requirements for the Hycroft mine.

Financing activities

Net cash provided by financing activities was $0 in the three-month period ended June 30, 2005 compared to $853,000 for the same period in 2004, all of which was attributable to the exercise of warrants.  Net cash provided by financing activities was $398,000 for the six-month period ended June 30, 2005 compared to $3,056,000 for the same period in 2004. The amounts raised in the 2005 six-month period were from the exercise of warrants in the amount of $373,000 and stock options in the amount of $25,000, all during the first quarter. The aggregate $3,056,000 proceeds in the 2004 six-month period were from the exercise of warrants in the amount of $3,039,000 and stock options in the amount of $17,000.

Liquidity and Capital Resources

At June 30, 2005, the Corporation’s total assets were $31.0 million compared to $32.8 million at December 31, 2004, representing a decrease of $1.8 million.  At June 30, 2005, the Corporation had working capital of $2.7 million compared to $6.6 million at December 31, 2004, representing a decrease of $3.9 million.  This decrease is primarily attributed to the net loss of $1.4 million, the decrease in accounts receivable of $0.3 million, increase in exploration activities of $0.7 million and the purchase of the Awak Mas Project for $1.5 million.

The principal component of working capital at both June 30, 2005 and December 31, 2004, is cash and cash equivalents of $2.3 million and $5.9 million, respectively.  At June 30, 2005, the Corporation had no outstanding debt to banks or financial institutions.

Major cash commitments for the remainder of 2005 are related to corporate administration and operations of approximately $1.3 million, and property options and expenditure commitments of approximately $0.4 million.  For the first six months of 2005, the Corporation’s cash expenditures aggregated $3.6 million, including $1.5 million for the purchase of the Awak Mas project in May 2005 (see Note 4 to the consolidated financial statements).

Subsequent Events

Amendments to Agreement to Sell Amayapampa

On July 18, 2005, the Corporation agreed with Luzon Minerals Ltd. (“Luzon”), subject to regulatory approval, to further amend the terms of the original purchase option agreement between the companies concerning the Corporation’s Amayapampa gold project in Bolivia with respect to the payments previously due on June 15, 2005 and June 15, 2006. The agreement had been most recently amended in January 2005, in connection with Luzon’s decision to exercise its option to purchase the Amayapampa project from the Corporation, as previously reported. The amendment calls for an aggregate purchase price comprising: $2,700,000 (including $100,000 previously paid); either 3,250,000 or 4,250,000 common shares in the capital of Luzon (including 250,000 already issued to the Corporation), and 1,000,000 common share purchase warrants; and a net smelter return royalty to the Corporation, payable as follows:

•      Within five days of receiving approval of the TSX Venture Exchange, Luzon will issue to the Corporation 3,000,000 Luzon common shares and 1,000,000 warrants, each warrant entitling the holder to acquire one common share of Luzon at an exercise price of CDN $0.20 for a period of three years from the date of issuance, and, on the earlier of December 31, 2005 or the date of the closing of the next debt, equity or other financing completed by Luzon after July 15, 2005, Luzon will pay to the Corporation $100,000 in cash.

•      Within five days of the date that is the earlier of December 31, 2006 or the date Luzon completes or obtains financing sufficient to commence construction at the Amayapampa project, Luzon will pay to the Corporation $2,500,000.

•      In the event that Luzon completes a feasibility study or technical report for the Amayapampa project that discloses recovered gold of more than 400,000 ounces, Luzon shall issue to the Corporation an additional 1,000,000 common shares.

•      If Luzon completes the acquisition of the Amayapampa project, Luzon will grant the Corporation a net smelter return royalty as follows: (i) on the first 440,000 ounces of gold production, a 4.5% net smelter return royalty where the gold price is less than $450 per ounce and a 5.5% net smelter return royalty where the gold price is $450 per ounce or more, and (ii) thereafter, a 1.0% net smelter return royalty.

•      In addition, effective from July 29, 2004, Luzon will pay all costs associated with holding and maintaining the Amayapampa project, including reimbursement of outlays made by the Corporation (approximately $51,000, as of June 30, 2005). Other terms of the agreement remain unchanged.

Hycroft Mine — Canyon Resources Elects Not to Exercise Purchase Option

On August 4, 2005, the Corporation announced that Canyon Resources Corporation had advised the Corporation that Canyon will not be exercising its option to acquire the Hycroft mine near Winnemucca, Nevada.  As previously reported, in January 2005, Canyon entered into a six month option agreement with the Corporation to expend $0.5 million for drilling, engineering and due-diligence review to acquire the mine for $4.0 million in cash plus $6.0 million in Canyon equity units consisting of one common share and one warrant for half a share.

Canyon completed a 33-hole drilling program totaling 12,475 feet and undertook a comprehensive study to restart operations at Hycroft. Assaying was done by American Assay Laboratories of Sparks, Nevada.  The drilling program confirmed average grades for the ore body but Canyon noted that increased costs, as well as shortages of labor and large mining equipment were contributing factors in its decision not to proceed.  The Corporation received the data from Canyon’s work at the time of notification and has not completed a review of all the information as of the date of this Form 10-Q.  However, a resource study in accordance with Canadian National Instrument 43-101 guidelines was completed by Ore Reserves Engineering of Lakewood, Colorado, under the direction of Mr. Alan Noble, P. Eng., a qualified person independent of Canyon or the Corporation.

The re-estimation of gold resources was based on 587 drill holes with a total of 52,889 assay intervals covering 267,280 feet.  A comparison of the study results with the previous estimates by Mine Development Associates of Reno, Nevada, as announced by the Corporation in September 2004, is shown in the following table.

Brimstone Gold Resources (0.005 opt cyanide-soluble gold cutoff grade)

	Mine Development Associates 2004		Ore Reserves Engineering 2005
Resource Category	Short Tons	Fire Assay Gold Grade	Short Tons	Fire Assay Gold Grade
	(millions)	(opt)	(millions)	(opt)
Measured (1)	23.3	0.0165	17.2	0.020
Indicated (1)	24.2	0.0153	35.5	0.018
Total M&I	47.5	0.0159	52.7	0.019

Inferred (2)	12.0	0.0111	8.7	0.015

1) Cautionary Note to U.S. Investors concerning estimates of Measured and Indicated Resources:  This table uses the terms “measured and indicated resources”.  The Corporation advises U.S. investors that while these terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them.  U.S. investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.

2) Cautionary Note to U.S. Investors concerning estimates of Inferred Resources:  This table uses the term “inferred resources”.  The Corporation advises U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it.  “Inferred resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or prefeasibility studies, except in rare cases. U.S. investors are cautioned not to assume that any part or all of an inferred resource exists or is economically or legally mineable.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The gold price fell to a 20-year low of $253 in July 1999 and recovered significantly since that time to reach a level of $436 by December 31, 2004 and was $437 at June 30, 2005.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

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

ITEM 4.                CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005.  Based on the evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms.  There has been no change in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General Shareholders’ Meeting of the Corporation held on May 9, 2005, the following matters were submitted to a vote of the shareholders.

(i)            Directors elected to the Corporation’s Board of Directors for a one-year term, together with respective votes were:  John M. Clark - 6,980,683 votes for, 258,998 votes abstained and withheld; W. Durand Eppler - 6,980,628 votes for, 259,053 votes abstained and withheld; C. Thomas Ogryzlo - 6,980,683 votes for, 258,998 votes abstained and withheld; Robert A. Quartermain - 6,980,678 votes for, 259,003 votes abstained and withheld; and Michael B. Richings - 6,980,683 votes for, 258,998 votes abstained and withheld.

(ii)           Appointment of PricewaterhouseCoopers LLP, Chartered Accountants, as auditor to hold office until the next annual general meeting.  The motion was approved with 7,196,491 votes for, 25,815 votes against, and 17,375 votes abstained and withheld.

(iii)          Amendment to the Corporation’s Stock Option Plan to increase the maximum number of common shares which may be issued under this plan from 1,000,000 to 1,750,000.  The motion was approved with 6,479,310 votes for, 662,240 votes against, and 98,131 votes abstained and withheld.

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