Form 10-Q
period 2005-09-30
VISTA GOLD CORP
filed 2005-11-15
CIK 783324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☐   No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐   No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

20,386,834

Common Shares, without par value, outstanding at November 10, 2005

VISTA GOLD CORP.
(An Exploration Stage Enterprise)
FORM 10-Q
For the Quarter Ended September 30, 2005

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS — UNAUDITED

(U.S. dollars in thousands)	September 30, 2005	December 31, 2004
Assets:
Cash and cash equivalents	$8,022	$5,916
Marketable securities	137	140
Accounts receivable - Note 13	258	345
Supplies inventory, prepaids and other	429	425
Current assets	8,846	6,826

Restricted cash - Note 3	5,061	4,961

Mineral properties - Note 5	20,696	18,109
Plant and equipment - Note 6	1,274	1,351
Hycroft reclamation premium costs	1,451	1,541
	23,421	21,001

Total assets	$37,328	$32,788

Liabilities and Shareholders’ Equity:
Accounts payable	$85	$130
Current portion of capital lease obligations	9	—
Accrued liabilities and other	144	126
Current liabilities	238	256

Capital lease obligations	37	—
Accrued reclamation and closure costs - Note 10	4,194	4,188
Total liabilities	4,469	4,444

Capital stock, no par value: - Note 7
Preferred - unlimited shares authorized; no shares outstanding
Common - unlimited shares authorized; shares outstanding:
2005 - 20,386,834 and 2004 - 17,961,590	156,991	149,747
Warrants - Note 8	512	111
Options - Note 9	1,770	1,538
Contributed surplus	124	108
Deficit	(126,538)	(123,160)
Total shareholders’ equity	32,859	28,344

Total liabilities and shareholders’ equity	$37,328	$32,788

Nature of operations - Note 2
Commitments and contingencies - Note 10
Subsequent events - Note 14

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

					Cumulative
	Three Months Ended September 30,		Nine Months Ended September 30,		during Exploration
(U.S. dollars in thousands, except share data)	2005	2004	2005	2004	Stage
Costs and expenses:
Exploration, property evaluation and holding costs	$472	$501	$1,391	$1,450	$4,730
Corporate administration and investor relations	410	373	1,756	1,702	6,730
Depreciation, depletion and amortization	56	53	169	157	662
Provision for reclamation and closure costs	—	—	—	—	1,048
Cost recoveries related to USF&G lawsuit	—	—	—	—	(240)
Interest (income)/expense	(47)	(4)	(167)	(26)	(273)
(Gain)/Loss on disposal of assets	—	—	(7)	(8)	(98)
Other (income)/expense	(1)	3	(1)	(41)	(65)
Stock-based compensation	76	116	249	348	1,322
(Gain)/Loss on currency translation	4	—	4	(3)	48
(Gain)/Loss on disposal of marketable securities	—	5	(16)	5	(160)
Write-down of marketable securities	—	—	—	—	118
Total costs and expenses	970	1,047	3,378	3,584	13,822
Net loss	$(970)	$(1,047)	$(3,378)	$(3,584)	$(13,822)

Weighted average number of shares outstanding	18,406,614	15,719,074	18,250,190	15,294,392

Basic and diluted loss per share	$(0.05)	$(0.07)	$(0.19)	$(0.23)

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2005	2004	2005	2004
Deficit, beginning of period, as previously reported	$(125,568)	$(120,773)	$(123,160)	$(117,265)
Stock-based compensation	—	—	—	(971)
Deficit, beginning of period, as restated	(125,568)	(120,773)	(123,160)	(118,236)
Net loss	(970)	(1,047)	(3,378)	(3,584)
Deficit, end of period	$(126,538)	$(121,820)	$(126,538)	$(121,820)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

					Cumulative
	Three Months Ended September 30,		Nine Months Ended September 30,		during Exploration
(U.S. dollars in thousands)	2005	2004	2005	2004	Stage
Cash flows from operating activities:
Loss for the period	$(970)	$(1,047)	$(3,378)	$(3,584)	$(13,822)
Adjustments to reconcile loss for the period to cash
provided by / (used in) operations:
Depreciation, depletion and amortization	56	53	169	157	662
Amortization of reclamatation costs	30	—	90	—	209
Provision for reclamation and closure costs	—	—	—	—	1,048
Reclamation and closure costs accrued, net	2	2	6	13	12
Stock based compensation	76	116	249	348	1,322
(Gain)/Loss on disposal of assets	—	—	(7)	(8)	(98)
Cost recoveries related to USF&G lawsuit	—	—	—	—	(240)
Write-down of marketable securities	—	—	—	—	118
(Gain)/Loss on sale of marketable securities	—	5	(16)	5	(160)
(Gain)/Loss on currency translation	—	—	—	—	44
Other non-cash items	—	—	—	—	120

Change in operating assets and liabilities:
Accounts receivable	(119)	(300)	168	162	3
Supplies inventory and prepaid expenses	33	(31)	(4)	(26)	(128)
Accounts payable and accrued liabilities	(65)	80	(53)	156	(1,072)
Net cash used in operating activities	(957)	(1,122)	(2,776)	(2,777)	(11,983)

Cash flows from investing activities:
Restricted cash - Note 3	(33)	(1,104)	(100)	(3,392)	(5,061)
Acquisition of marketable securities	(12)	—	(32)	(26)	(125)
Proceeds from sale of marketable securities	—	8	51	8	319
Additions to mineral properties, net	(482)	(512)	(1,057)	(680)	(5,072)
Acquisition of subsidiary net of cash acquired	—	—	(1,613)	—	(1,613)
Additions to plant and equipment	(6)	(10)	(20)	(43)	(1,786)
Proceeds on disposal of fixed assets and supplies	—	—	10	8	264
Net cash used in investing activities	(533)	(1,618)	(2,761)	(4,125)	(13,073)

Cash flows from financing activities:
Net proceeds from private placements - Note 7	7,245	6,112	7,245	6,112	21,924
Proceeds from exercise of warrants - Note 7	—	—	373	3,039	9,348
Proceeds from exercise of stock options - Note 7	—	315	25	332	1,132
Net cash provided by financing activities	7,245	6,427	7,643	9,483	32,404

Net increase/(decrease) in cash and cash equivalents	5,755	3,687	2,106	2,581	7,348

Cash and cash equivalents, beginning of period	2,267	4,414	5,916	5,520	674

Cash and cash equivalents, end of period	$8,022	$8,101	$8,022	$8,101	$8,022

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

(U.S. dollars unless specified otherwise)

1.             General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of September 30, 2005, and for the three-month and nine-month periods ended September 30, 2005, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 12, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended by Amendment No. 1 thereto filed with the Commission on August 12, 2005.

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

Purchase price:
Cash	$1,500,000
Acquisition costs	112,976
$1,612,976

Assets acquired:
Cash	$1,979
Current assets	80,389
Plant and equipment, net	27,456
Mineral properties	1,529,797
$1,639,621
Liabilities assumed:
Current liabilities	26,645
Net Assets Acquired	$1,612,976

As of September 30, 2005, the consolidated capitalized mineral property costs for the Awak Mas Project (Note 5) were $1,658,446.

5.             Mineral properties

	2004	2005
	December 31,	Acquisition	Option	Exploration &		Year to date	September 30,
($000’s)	net balance	costs	payments	land costs	Cost recovery	activity	Ending Balance
Maverick Springs, United States	$1,143	$—	$—	$76	$(47)	$29	$1,172
Mountain View, United States	751	—	25	28	—	53	804
Long Valley, United States	305	—	100	13	—	113	418
Wildcat, United States	981	—	—	17	—	17	998
Hasbrouck and Three Hills, United States	364	—	—	11	—	11	375
Yellow Pine, United States	293	—	—	3	—	3	296
Paredones Amarillos, Mexico	2,576	—	—	498	—	498	3,074
Guadalupe de los Reyes, Mexico	1,021	—	100	10	—	110	1,131
Amayapampa, Bolivia	10,561	—	85	—	—	85	10,646
Awak Mas, Indonesia	—	1,530	—	128	—	1,658	1,658
Other	114	(5)	—	15	—	10	124
	$18,109	$1,525	$310	$799	$(47)	$2,587	$20,696

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

6.             Plant and equipment

	September 30, 2005			December 31, 2004
		Accumulated Depreciation and			Accumulated Depreciation and
($000’s)	Cost	Write-downs	Net	Cost	Write-downs	Net

Hycroft mine, United States	$11,967	$10,749	$1,218	$12,031	$10,720	$1,311
Corporate, United States	438	382	56	388	348	40
	$12,405	$11,131	$1,274	$12,419	$11,068	$1,351

Measurement Uncertainty

The Corporation believes that the fair value of its mineral properties exceeds the carrying value; however, a write-down in the carrying values of the Corporation’s properties may be required as a result of evaluation of gold resources and application of a ceiling test which is based on estimates of gold resources and gold prices.

7.             Capital stock

Common Shares issued and outstanding

	Number of	Capital stock
	shares issued	($000’s)
As of December 31, 2004	17,961,590	$149,747

Warrants exercised, for cash - Note 8	248,574	373
Stock options exercised, for cash - Note 9	7,858	25

Issued during the three months ended March 31, 2005	256,432	398
As of March 31, 2005	18,218,022	150,145

Warrants exercised, for cash	—	—
Stock options exercised, for cash	—	—

Issued during the three months ended June 30, 2005	—	—
As of June 30, 2005	18,218,022	150,145

Private placement September 2005, net	2,168,812	6,846

Issued during the three months ended September 30, 2005	2,168,812	6,846

As of September 30, 2005	20,386,834	$156,991

On September 23, 2005, the Corporation completed a private placement financing in which it sold and issued a total of 2,168,812 units (the “Units”), at a price of $3.60 per Unit for aggregate gross proceeds of $7,807,723.  Net cash proceeds to the Corporation were approximately $7,245,082. Net proceeds after non-cash cost of broker warrants of $401,241 were approximately $6,843,841.  Each Unit consists of one common share and one common share purchase warrant to acquire an additional common share of the Corporation.

Each warrant will entitle the holder to acquire one common share at an exercise price of $4.10 for a period of two years from the date of issue.  As discussed below, the Corporation issued an additional 216,881 warrants, having the same terms as the Unit warrants, to an advisor in the transaction, as a finder’s fee.  The Corporation agreed in connection with this transaction to register all shares issuable in the transaction including shares issuable upon exercise of warrants.  Starting six months after the share registration is declared effective, if the Corporation’s closing common share price on the American Stock Exchange is $5.40 or more for 20 consecutive trading days, then for 15 business days, the Corporation will have the option to request that the warrants be exercised.  Any warrants not exercised within 15 business days following this request would be deemed canceled.

A cash finder’s fee equal to 6% of the gross proceeds raised (such fee amounting to $468,463) was paid to one of two advisors to the Corporation in conjunction with the private placement.  As the finder’s fee for the other advisor, the Corporation issued to that advisor 216,881 warrants, that number being 10% of the number of units issued in the private placement.  These broker warrants are valued, using the Black-Scholes method, at $401,241 (see Note 8)

8.             Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

						Weighted		Weighted
						average		average
	Warrants	Valuation	Warrants	Warrants	Warrants	exercise		remaining
	granted(1)	(000’s)	exercised	expired	outstanding	prices (U.S. $)	Expiry date	life (yrs)

As of December 31, 2004	8,990,135	$111	(3,775,919)	(197,740)	5,016,476	$3.28		—

Private placement February-March 2002	—	—	(248,574)	—	(248,574)	1.50	Feb - Mar-07	2.0
As of March 31, 2005	8,990,135	111	(4,024,493)	(197,740)	4,767,902	3.37

As of June 30, 2005	8,990,135	111	(4,024,493)	(197,740)	4,767,902	3.37

Warrants Expired			—	(122,923)	(122,923)	5.08	Aug-05
Private placement September 2005	2,168,812	—	—	—	2,168,812	4.10	Sep-07	2.0
Broker warrants September 2005	216,881	401			216,881	4.10	Sep-07	2.0

As of September 30, 2005	11,375,828	$512	(4,024,493)	(320,663)	7,030,672	$3.57

(1) Each warrant entitles the holder to purchase one common share.

9.             Options to purchase Common Shares

The total number of options outstanding at the end of the quarter is 875,625 with exercise prices ranging from approximately $3.05 to $4.76 and remaining lives of 0.1 to 5.0 years.  The total number of options outstanding represents 4.3% of issued capital.

Compensation expense of $249,370 was recognized during the nine months ended September 30, 2005, for options previously granted and vesting over time.  $16,729 was reclassified from stock options to contributed surplus for options that were cancelled.

	Number of
	Shares	Value
Outstanding - December 31, 2004	883,483	$1,538

Granted	—	—
Exercised	(7,858)	—
Vested, Fair Value	—	75
Outstanding - March 31, 2005	875,625	$1,613

Granted	10,000	8
Exercised	—	—
Cancelled	(10,000)	(17)
Vested, Fair Value	—	90
Outstanding - June 30, 2005	875,625	$1,694

Granted	—	—
Exercised	—	—
Cancelled	—	—
Vested, Fair Value	—	76
Outstanding - September 30, 2005	875,625	$1,770

The fair value of stock options granted to employees and directors was estimated at the grant date based on the Black-Scholes option pricing model, using the following weighted average assumptions:

	September 2005	September 2004
Expected volatility	80.0%	80.0%
Risk-free interest rate	3.99%	2.74% to 3.4%
Expected lives (years)	5	5
Dividend yield	0%	0%

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

11.          Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in North America, South America, and Southeast Asia. On May 27, 2005 the Corporation completed its acquisition of the Awak Mas gold deposit located in Sulawesi, Indonesia.   Substantially all related costs are incurred in the United States. The Corporation reported no revenues in the three-month or nine-month periods ended September 30, 2005, or for the same periods in 2004.  Geographic segmentation of capital assets is provided in Notes 5 and 6.

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

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

					Cumulative
	Three Months Ended		Nine Months Ended		during
	September 30,		September 30,		Exploration
(U.S. dollars in thousands, except share data)	2005	2004	2005	2004	Stage
Net loss - Canadian GAAP	$(970)	$(1,047)	$(3,378)	$(3,584)	$(13,822)
Realized loss on marketable securities	—	—	—	—	(85)
Unrealized gain/(loss) on marketable securities	—	—	—	—	85
Exploration, property evaluation and holding costs (a)	(482)	(1,029)	(1,057)	(1,263)	(3,357)
Financing costs	—	—	—	—	(222)
Stock-based compensation expense (d)	76	—	249	—	980
Beneficial conversion feature	—	—	—	—	(2,774)
Net loss - U.S. GAAP	(1,376)	(2,076)	(4,186)	(4,847)	(19,195)
Unrealized gain/(loss) on marketable securities (b)	74	(66)	22	(153)	96
Comprehensive loss - U.S. GAAP	$(1,302)	$(2,142)	$(4,164)	$(5,000)	$(19,099)
Basic and diluted loss per share - U.S. GAAP	$(0.07)	$(0.14)	$(0.23)	$(0.33)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

					Cumulative
	Three Months Ended September 30,		Nine Months Ended September 30,		during Exploration
(U.S. dollars in thousands)	2005	2004	2005	2004	Stage
Cash flows from operating activities:
Loss for the period	$(970)	$(1,047)	$(3,378)	$(3,584)	$(13,822)
Adjustments to reconcile loss for the period to cash used in operations:
Non-cash items	164	176	491	515	3,037
Additions to mineral properties, net (a)	(482)	(1,029)	(1,057)	(1,263)	(3,357)
Change in operating assets and liabilities:	(150)	(251)	112	292	(1,195)
Net cash used in operating activities	(1,438)	(2,151)	(3,832)	(4,040)	(15,337)

Cash flows from investing activities:	(534)	(1,618)	(2,762)	(4,125)	(13,076)
Additions to mineral properties, net (a)	482	1,029	1,057	1,263	3,357
Net cash used in investing activities	(52)	(589)	(1,705)	(2,862)	(9,719)

Cash flows from financing activities:	7,245	6,427	7,643	9,483	32,404
Net cash provided by financing activities	7,245	6,427	7,643	9,483	32,404

Net increase/(decrease) in cash and cash equivalents	5,755	3,687	2,106	2,581	7,348

Cash and cash equivalents, beginning of period	2,267	4,414	5,916	5,520	674

Cash and cash equivalents, end of period	$8,022	$8,101	$8,022	$8,101	$8,022

The significant differences in the consolidated balance sheets as at September 30, 2005, and December 31, 2004, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30, 2005			December 31, 2004
	Per Cdn.	Cdn./U.S.	Per U.S.	Per Cdn.	Cdn./U.S.	Per U.S.
(U.S. $000’s)	GAAP	Adj.	GAAP	GAAP	Adj.	GAAP
Current assets (b)	$8,846	96	$8,942	$6,826	$74	$6,900
Restricted cash	5,061	—	5,061	4,961	—	4,961
Property, plant and equipment (a)	23,421	(11,144)	12,277	21,001	(10,087)	10,914
Total assets	$37,328	$(11,048)	$26,280	$32,788	$(10,013)	$22,775

Current liabilities	238	—	238	256	—	256
Long term liabilities	4,231	—	4,231	4,188	—	4,188
Total liabilities	4,469	—	4,469	4,444	—	4,444

Capital stock (c)	156,991	76,262	233,253	149,747	76,262	226,009
Special warrants	—	222	222	—	222	222
Warrants and options (d)	2,282	(1,411)	871	1,649	(1,169)	480
Contributed surplus (c)	124	5,553	5,677	108	5,560	5,668
Other comprehensive income (loss) (b)	—	96	96	—	74	74
Deficit (a,b,c,d)	(126,538)	(91,770)	(218,308)	(123,160)	(90,962)	(214,122)
Total shareholders’ equity	32,859	(11,048)	21,811	28,344	(10,013)	18,331

Total liabilities & shareholders’ equity	$37,328	$(11,048)	$26,280	$32,788	$(10,013)	$22,775

13.          Related party transactions

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc. (“SSRI”) an option to acquire the Corporation’s interest in the silver mineralized material hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director.  Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, and SSRI would pay the Corporation $1.5 million over four years including a cash payment of $300,000 which was paid at closing.  The remaining $1.2 million would be used to fund exploration programs, land holding costs and option payments on the Maverick Springs project.  As of September 30, 2005, the Corporation has received payments from SSRI aggregating $1,388,775 and included in current assets is a receivable amount due from SSRI in the amount of $121,850 to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

14.              Subsequent Events

On November 10, 2005, the Corporation announced that it has agreed with Luzon Minerals Ltd. (“Luzon”), subject to regulatory approval, to further amend certain of the terms of the purchase option agreement between the companies concerning the Corporation’s Amayapampa gold project in Bolivia.  The agreement was most recently amended in July 2005, as previously announced.

The agreement as amended on July 18, 2005, as previously reported, called for an aggregate purchase price comprising:  $2,700,000 (including $100,000 previously paid); either 3,250,000 or 4,250,000 common shares in the capital of Luzon (including 250,000 already issued to the Corporation); 1,000,000 common share purchase warrants; and a net smelter return royalty.

The following amendments have been approved:

•      The number of Luzon common share warrants to be issued has been increased from 1,000,000 to 1,500,000, the exercise price has been reduced from CDN $0.20 to CDN $0.15, and the exercise period has been reduced from three to two years from the date of issuance.  As well, the new agreement now provides that if the closing trading price of Luzon common shares equals or exceeds CDN $0.25 for 20 consecutive trading days, Luzon may request that the Corporation exercise the warrants, in which case the exercise period would conclude 15 business days following the request.

•      The Corporation has agreed to defer a $100,000 cash payment from Luzon from the earlier of December 31, 2005 or the date of the closing of the next debt, equity or other financing completed by Luzon until the earlier of December 1, 2006 or the date Luzon completes or obtains financing sufficient to commence construction at the Amayapampa Project.

Other terms of the agreement remain unchanged.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(U.S. dollars in thousands, unless specified otherwise)

Results from Operations

The Corporation’s consolidated net loss for the three-month period ended September 30, 2005, was $1.0 million or $0.05 per share approximately the same as the consolidated net loss of $1.0 million or $0.07 per share for the same period in 2004.  The Corporation’s consolidated net loss for the nine-month period ended September 30, 2005 was $3.4 million or $0.19 per share compared to a consolidated net loss of $3.6 million or $0.23 per share for the same period in 2004. The net losses for the three-month and nine-month periods were minimally different from those for the prior-year periods, primarily reflecting slightly decreased exploration, property evaluation and holding costs, and increased corporate administration and investor relations costs.

Exploration, property and holding costs

Exploration, property and holding costs decreased to $472,000 during the three-month period ended September 30, 2005, compared to $501,000 for the same period in 2004.  Exploration, property and holding costs decreased to $1,391,000 for the nine-month period ended September 30, 2005, compared to $1,450,000 for the same period in 2004.  The decrease of $29,000 for the three-month period as due to lower holding costs at the Hycroft mine. For the nine months, the decrease of Hycroft holding costs offset increased property evaluation and option costs, resulting in minimal overall change from the prior year period of $59,000.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $410,000 during the three-month period ended September 30, 2005, compared to $373,000 for the same period in 2004. Corporate administration and investor relations costs increased slightly to $1,756,000 during the nine-month period ended September 30, 2005 compared to $1,702,000 for the same period in 2004. The increase of $54,000 for the nine-month period is primarily the result of a mass mailing marketing campaign for investor relations during the second quarter.

Depreciation, depletion and amortization

Depreciation, depletion and amortization increased to $56,000 during the three-month period ended September 30, 2005, compared to $53,000 for the same period in 2004.  Depreciation, depletion and amortization increased to $169,000 for the nine-month period ended September 30, 2005, compared to $157,000 for the same period in 2004.  The increase of $12,000 is attributed to the increase of amortization for computer equipment acquired for the office in 2004 and the purchase of two pick-up trucks at the Hycroft mine in 2005.

Stock-based compensation

Stock-based compensation decreased to $76,000 for the three-month period ended September 30, 2005, compared to $116,000 for the same period in 2004.  Stock-based compensation decreased to $249,000 for the nine-month period ended September 30, 2005, compared to $348,000 for the same period in 2004.  The Corporation granted no stock options in the first quarter of 2005, which accounted for the decline in stock-based compensation expense for the first nine months of 2005 compared with the prior period in 2004.

Other income and expense

In aggregate, other income and expense items, including interest income, gain on the disposal of assets, loss on currency translation and other income, resulted in a net gain of $44,000 for the three-month period ended September 30, 2005, as compared to a net gain of $1,000 in the same period in 2004.  In aggregate, other income and expense items, including interest income, gain on the disposal of assets, and loss on currency translation and other income, resulted in a net gain of $171,000 for the nine-month period ended September 30, 2005, compared to a net gain of $78,000 for the same period in 2004. The increase of $43,000 for the three-month period and the increase of $93,000 for the nine-month period can be attributed primarily to higher interest income in each period.

Marketable securities

For the three-month and nine-month periods ended September 30, 2005, gains on disposal of marketable securities, were $0 and $16,000, respectively. There was a $5,000 loss for each of the respective periods in 2004.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $957,000 for the three-month period ended September 30, 2005, compared to $1,122,000 for the same period in 2004.  Cash used in operations was $2,776,000 for the nine-month period ended September 30, 2005, compared to $2,777,000 for the same period in 2004.  The decrease of $165,000 for the three-month period can be attributed to a reduction in accounts receivable of approximately $181,000 versus the same period in 2004.

Investing activities

Net cash used for investing activities decreased to $533,000 for the three-month period ended September 30, 2005, compared to $1,618,000 for the same period in 2004.  The decrease of $1,085,000 in 2005 reflected the restricted cash payment of $1,104,000 in 2004.  For the nine-month period ended September 30, 2005, net cash used for investing activities decreased by $1,364,000 to $2,761,000 compared to $4,125,000 for the same period in 2004. Overall expenditures were higher during the 2004 period, primarily reflecting the restricted cash payment of $3.4 million made by the Corporation in the first nine months of 2004, in connection with bonding requirements for the Hycroft mine.   Cash invested for the nine-month period ended September 30, 2005 was $2,761,000 which included net additions to mining properties of $1,057,000 and the acquisition of Awak Mas, net of cash acquired, of $1,613,000.

Financing activities

Net cash provided by financing activities was $7,245,000 in the three-month period ended September 30, 2005 compared to $6,427,000 for the same period in 2004.  In each of these periods, the Corporation raised funds through private placements of equity units, with net proceeds of $7,245,000 from the 2005 private placement (completed in September 2005) and $6,112,000 from the 2004 private placement (completed in September 2004). For additional discussion concerning the 2005 private placement, see “Liquidity and Capital Resources,” below.  Net cash provided by financing activities was $7,643,000 for the nine-month period ended September 30, 2005 compared to $9,483,000 for the same period in 2004. The amounts raised in the 2005 nine-month period were primarily from the $7,245,000 raised in the private placement with the remainder from the exercise of warrants in the amount of $373,000 and stock options in the amount of $25,000.  The aggregate $9,483,000 proceeds in the 2004 nine-month period were primarily from the $6,112,000 raised in the private placement and from the exercise of warrants in the amount of $3,039,000, with the remainder from the exercise of stock options in the amount of $332,000.

Liquidity and Capital Resources

At September 30, 2005, the Corporation’s total assets were $37.3 million compared to $32.8 million at December 31, 2004, representing an increase of $4.5 million.  At September 30, 2005, the Corporation had working capital of $8.6 million compared to $6.6 million at December 31, 2004, representing an increase of $2.0 million.

The principal component of working capital at both September 30, 2005 and December 31, 2004, is cash and cash equivalents of $8.0 million and $5.9 million, respectively.  At September 30, 2005, the Corporation had no outstanding debt to banks or financial institutions.

Major cash commitments for the remainder of 2005 are related to corporate administration and operations of approximately $.7 million, and property options and expenditure commitments of approximately $0.2 million.  For the first nine months of 2005, the Corporation’s cash expenditures aggregated $2.1 million, including $1.5 million for the purchase of the Awak Mas project in May 2005 (see Note 4 to the consolidated financial statements).

On September 23, 2005, the Corporation completed a private placement financing in which it sold and issued a total of 2,168,812 units (the “Units”), at a price of $3.60 per Unit for aggregate gross proceeds of $7,807,723.  Net cash proceeds to the Corporation were approximately $7,245,082 (see Note 7).  Each Unit consists of one common share and one common share purchase warrant to acquire an additional common share of the Corporation.

Each warrant will entitle the holder to acquire one common share at an exercise price of $4.10 for a period of two years from the date of issue.  As discussed below, the Corporation issued an additional 216,881 warrants, having the same terms as the Unit warrants, to an advisor in the transaction, as a finder’s fee.  The Corporation agreed in connection with this transaction to register all shares issuable in the transaction including shares issuable upon exercise of warrants.  Starting six months after the share registration is declared effective, if the Corporation’s closing common share price on the American Stock Exchange is $5.40 or more for 20 consecutive trading days, then for 15 business days, the Corporation will have the option to request that the warrants be exercised.  Any warrants not exercised within 15 business days following this request would be deemed canceled.

A cash finder’s fee equal to 6% of the gross proceeds raised (such fee amounting to $468,463) was paid to one of two advisors to the Corporation in conjunction with the private placement.  As the finder’s fee for the other advisor, the Corporation issued to that advisor 216,881 warrants, that number being 10% of the number of units issued in the private placement.  The 216,881 broker warrants are valued at $401,241 (see Note 8).

The net proceeds from the private placement will be used for continuation of the Corporation’s strategy of acquiring additional gold resources, as suitable opportunities arise; improving the Corporation’s gold projects through additional drilling, re-engineering and feasibility studies; and also to provide for on-going administration costs.

Other

Amendments to Agreement to Sell Amayapampa

As previously announced, on July 18, 2005, the Corporation agreed with Luzon Minerals Ltd. (“Luzon”), subject to regulatory approval, to further amend the terms of the original purchase option agreement between the companies concerning the Corporation’s Amayapampa gold project in Bolivia with respect to the payments previously due on June 15, 2005 and June 15, 2006.  The agreement had been most recently amended in January 2005, in connection with Luzon’s decision to exercise its option to purchase the Amayapampa project from the Corporation, as previously reported.  The amendment calls for an aggregate purchase price comprising: $2,700,000 (including  $100,000 previously paid); either 3,250,000 or 4,250,000 common shares in the capital of Luzon (including 250,000 already issued to the Corporation), and 1,000,000 common share purchase warrants; and a net smelter return royalty to the Corporation, with payment details as previously disclosed in the Corporation’s filings with the Commission including its Quarterly Report on Form 10-Q for the period ended September 30, 2005.

In addition, effective from July 29, 2004, Luzon will pay all costs associated with holding and maintaining the Amayapampa project, including reimbursement of outlays made by the Corporation $87,383.79 as of September 30, 2005.  Other terms of the agreement remain unchanged.

On November 10, 2005, the Corporation announced that it had agreed with Luzon, subject to regulatory approval, to further amend certain of the terms of the purchase option agreement.  See “Subsequent Events,” below.

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

Canyon completed a 33-hole drilling program totalling 12,475 feet and undertook a comprehensive study to restart operations at Hycroft.  The drilling program confirmed average grades for the ore body but Canyon noted that increased costs, as well as shortages of labor and large mining equipment were contributing factors in its decision not to proceed.

Preliminary Feasibility Study Update for the Paredones Amarillos Gold Project

On September 26, 2005, the Corporation announced the results of an updated preliminary feasibility study for the Paredones Amarillos gold project in Baja California Sur, Mexico.  A feasibility study was previously completed by Echo Bay Mines in 1997.   The updated study was issued on September 23, 2005, by Mine Development Associates (MDA) of Reno, Nevada, an independent consulting firm, in accordance with Canadian National Instrument 43-101 guidelines, under the supervision of Mr. Neil Prenn, P. Eng., a Qualified Person. MDA was assisted in the effort by Resource Development Incorporated (RDi) of Wheat Ridge, Colorado, in metallurgical testing and process redesign, and by WLR Consulting (WLR) of Lakewood, Colorado, in mine design.

Proven and probable mineral reserves were determined within a proposed open pit mine, which was designed employing a Lerchs-Grossmann optimization technique based on U.S. $400 per ounce gold price. The results are summarized in the following table.

Paredones Amarillos Mineral Reserve Estimate (1)

(0.38 g/t gold internal cutoff grade)

	Ore Tonnes (000’s)	Gold Grade (Fire Assay g/t)	Contained Gold Ounces	Waste Tonnes (000’s)	Strip Ratio (Waste : Ore)
Proven	11,699	1.11	419,000
Probable	37,247	0.97	1,158,000
Totals	48,946	1.00	1,577,000	170,292	3.48

(1)   Cautionary Note to U.S. Investors concerning estimates of Proven and Probable Reserves: The estimates of mineral reserves shown in this table have been prepared in accordance with Canadian National Instrument 43-101.  The definitions of proven and probable reserves used in NI 43-101 differ from the definitions in SEC Industry Guide 7.  Accordingly, the Corporation’s disclosure of mineral reserves herein may not be comparable to information from U.S. companies subject to the SEC’s reporting and disclosure requirements.

The capital and operating costs were estimated by MDA with the assistance of RDi and WLR. Mining plans were prepared and a schedule generated detailing annual production of ore and waste, by WLR. Appropriate mining equipment was selected and requirements estimated for the proposed life of the operation. RDi completed metallurgical test work and process plant design for the proposed 11,000 tonne per day flotation/leach plant. The proposed flow sheet is estimated to achieve a 90% process recovery on gold and to minimize process water and tailings disposal expense. The plant is designed to produce an average of 113,000 gold ounces per year over 12.5 years.

Using a gold price of U.S. $400 per ounce, the estimated pretax rate of return was 4% and the undiscounted cash flow was estimated to be U.S. $37 million. Sensitivity analyses show the estimated pretax rate of return rises to 12% and the estimated undiscounted cash flow rises to U.S. $122 million at a gold price of U.S. $460.

An alternate mining plan was designed to enhance the return on investment. The smaller mine operation improved the estimated pretax rate of return at a gold price of U.S. $400 per ounce to 7% and the estimated undiscounted cash flow to U.S. $41 million. At a gold price of U.S. $460 per ounce, the estimated pretax rate of return was 17% and the estimated undiscounted cash flow was U.S. $107 million.

The resource model used to estimate the mineral reserves was reported by the Corporation in a press release dated August 29, 2002, based on an independent technical report prepared by Snowden Mining Industry Consultants of Vancouver, British Columbia, in compliance with Canadian National Instrument 43-101. According to the report, dated August 20, 2002, the gold resources above a 0.5 grams gold per tonne cut-off at the Paredones Amarillos project are:

Paredones Amarillos Resource Estimate (0.5 g/t Au cutoff)	Tonnes (000’s)	Gold Grade (g/t)
Measured resources (2)	11,498	1.17
Indicated resources (2)	44,170	1.02
Total measured and indicated resources (2)	55,668	1.05

Inferred resources (3)	5,495	0.79

(2)   Cautionary Note to U.S. Investors concerning estimates of Measured and Indicated Resources: This table uses the terms “measured and indicated resources”.  The Corporation advises U.S. investors that while these terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them.  U.S. investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.  Mineral resources that are not “mineral reserves” do not have demonstrated economic viability.

(3)   Cautionary Note to U.S. Investors concerning estimates of Inferred Resources:  This table uses the term “inferred resources”.  The Corporation advises U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it.  “Inferred resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or prefeasibility studies, except in rare cases.  U.S. investors are cautioned not to assume that any part or all of an inferred resource exists or is economically or legally mineable.

Subsequent Events

On November 10, 2005, the Corporation announced that it has agreed with Luzon, subject to regulatory approval, to further amend certain of the terms of the purchase option agreement between the companies concerning the Corporation’s Amayapampa gold project in Bolivia.  The agreement was most recently amended in July 2005, as previously announced.  See “Other — Amendments to Agreement to Sell Amayapampa,” above.

The following amendments have been approved:

•      The number of Luzon common share warrants to be issued has been increased from 1,000,000 to 1,500,000, the exercise price has been reduced from CDN $0.20 to CDN $0.15, and the exercise period has been reduced from three to two years from the date of issuance.  As well, the new agreement now provides that if the closing trading price of Luzon common shares equals or exceeds CDN $0.25 for 20 consecutive trading days, Luzon may request that the Corporation exercise the warrants, in which case the exercise period would conclude 15 business days following the request.

•      The Corporation has agreed to defer a $100,000 cash payment from Luzon from the earlier of December 31, 2005 or the date of the closing of the next debt, equity or other financing completed by Luzon until the earlier of December 1, 2006 or the date Luzon completes or obtains financing sufficient to commence construction at the Amayapampa Project.

Other terms of the agreement remain unchanged.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The gold price fell to a 20-year low of $253 in July 1999 and recovered significantly since that time to reach a level of $436 by December 31, 2004 and was $473 at September 30, 2005.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

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

ITEM 4.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of  September 30, 2005.  Based on the evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms.  There has been no change in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The information required pursuant to Item 701 of Regulation S-K concerning the Corporation’s private placement financing completed on September 23, 2005 has previously been included in the Corporation’s current report on     Form 8-K filed with the Commission on September 27, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

4.1	Warrant Indenture dated September 23, 2005 between Vista Gold Corp. and Computershare Trust Company of Canada, as Trustee

4.2	Form of Broker Warrant dated September 23, 2005 issued by Vista Gold Corp. to Quest Securities Corporation

10.1

Fourth Amendment to Purchase Agreement dated July 18, 2005 between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)

10.2	Finder’s Fee Agreement dated as of September 9, 2005 between Vista Gold Corp. and Global Resource Investments Ltd. and Quest Securities Corporation

10.3	Indemnity Agreement dated as of September 9, 2005 between Vista Gold Corp. and Global Resource Investments Ltd. and Quest Securities Corporation

10.4	Form of Subscription Agreement dated September 23, 2005 between Vista Gold Corp. and each Purchaser as defined therein

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA GOLD CORP.
(Registrant)

Date: November 10, 2005	By:	/s/ Michael B. Richings
Michael B. Richings
President and Chief Executive Officer

Date: November 10, 2005	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer