Form 10-K
period 2005-12-31
VISTA GOLD CORP
filed 2006-03-31
CIK 783324

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes    ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act:    Yes    ☐    No    ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act: Large Accelerated Filer    ☐ Accelerated Filer    ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes    ☐ No    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

As of June 30, 2005 being the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $71,000,000.

Outstanding Common Shares:    As of March 27, 2006, 21,957,287 Common Shares of the registrant were outstanding.

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the registrant's definitive Proxy Statement for the 2006 Annual General Meeting of Shareholders. See Part III.

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

"Computershare" means Vista Gold's registrar and transfer agent, Computershare Investor Services Inc.

"Corporation" means the consolidated group consisting of Vista Gold Corp. and its subsidiaries Hycroft Resources & Development, Inc., Hycroft Lewis Mine, Inc., Vista Gold Holdings Inc., Vista Gold U.S. Inc., Vista Nevada Corp., Granges Inc., Vista Gold (Antigua) Corp., Minera Paredones Amarillos S.A. de C.V., Compania Inversora Vista S.A., Minera Nueva Vista S.A., Compania Exploradora Vistex S.A., Idaho Gold Resources LLC, Victory Gold Inc., Victory Exploration Inc., Vista Gold (Barbados) Corp., Salu Siwa Pty Ltd., PT Masmindo Dwi and Mineral Ridge Resources Inc.

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

USE OF NAMES

In this report, the terms "we," "our," "Vista Gold" and the "Corporation" unless the context otherwise requires, refer to Vista Gold Corp. and its subsidiaries.

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

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This document, including any documents that are incorporated by reference as set forth on the face page under "Documents incorporated by reference", contains forward-looking statements concerning, among other things, mineralized material, proven or probable reserves and cash operating costs. Such statements are typically punctuated by words or phrases such as "anticipates", "estimates", "projects", "foresees", "management believes", "believes" and words or phrases of similar import. Such statements are subject to certain risks, uncertainties or assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that could cause actual results to differ materially from those in such forward-looking statements include, among other things, risks that our acquisition, exploration and property advancement efforts will not be successful; risks relating to fluctuations in the price of gold; the inherently hazardous nature of mining-related activities; uncertainties concerning reserve estimates; potential effects on our operations of environmental regulations in the countries in which we operate; and uncertainty of being able to raise capital on favorable terms. (See "Part I—Item 1A. Risk Factors" for more information about these and other risks.) Vista Gold assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such statements.

PART I

ITEM 1. BUSINESS.

Overview

Vista Gold is currently engaged in the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the mineralized material. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling and/or introducing technological innovations. We expect that emphasis on gold project acquisition and improvement will continue in the future.

Currently our holdings include the Maverick Springs, Mountain View, Hasbrouck, Three Hills and Wildcat projects and the Hycroft mine, all in Nevada; the Long Valley project in California; the Yellow Pine project in Idaho; the Paredones Amarillos and Guadalupe de los Reyes projects in Mexico; the Amayapampa project in Bolivia; the Awak Mas project in Indonesia; and the 53 F.W. Lewis, Inc. properties in Nevada and Colorado that were purchased in December 2005. Additional information about these projects is available in "Item 2. Properties". We also own five exploration projects in Canada and approximately 25% of the shares of Zamora Gold Corp., a company exploring for gold in Ecuador. Effective March 1, 2006, we agreed to purchase the Mt. Todd gold mine in Northern Territory, Australia. See the Consolidated Financial Statements—Note 20.

We do not produce gold in commercial quantities and do not currently generate operating earnings. Through fiscal 2005 and fiscal 2006 to date, funding to acquire gold properties, explore and to operate the Corporation has been acquired through private placements of equity units consisting of our Common Shares and warrants to purchase Common Shares. We expect to continue to raise capital through the exercise of warrants and through additional equity financings.

Vista Gold Corp. was originally incorporated on November 28, 1983, under the name "Granges Exploration Ltd.". In November 1983, Granges Exploration Ltd. acquired all the mining interests of Granges AB in Canada. On June 28, 1985, Granges Exploration Ltd. and Pecos Resources Ltd. amalgamated under the name "Granges Exploration Ltd." and on June 9, 1989, Granges Exploration Ltd. changed its name to "Granges Inc.". On May 1, 1995, Granges and Hycroft Resources & Development Corporation were amalgamated under the name "Granges Inc.". Effective November 1, 1996, Granges Inc. and Da Capo Resources Ltd. amalgamated under the name "Vista Gold Corp.". Effective December 19, 1997, Vista Gold was continued from British Columbia to the Yukon Territory, Canada under the Business Corporations Act (Yukon Territory).

The current addresses, telephone and facsimile numbers of the offices of the Corporation are:

Executive Office	Registered and Records Office
Suite 5 - 7961 Shaffer Parkway	200 - 204 Lambert Street
Littleton, Colorado, USA 80127	Whitehorse, Yukon Territory, Canada Y1A 3T2
Telephone: (720) 981-1185	Telephone: (867) 667-7600
Facsimile: (720) 981-1186	Facsimile: (867) 667-7885

Employees

As of December 31, 2005, we had ten full-time employees, of whom four were employed at the Hycroft mine and six were employed at our executive office in Littleton. We use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

Segment Information

Segment information is provided in the Consolidated Financial Statements—Note 17.

Significant Developments in 2005

Private Placement Financing

On September 23, 2005, we completed a private placement financing in which we sold and issued a total of 2,168,812 units, at a price of $3.60 per unit for aggregate gross proceeds of $7.8 million. Our net proceeds were $7.2 million. Each unit consisted of one common share and one two-year common share purchase warrant with an exercise price of $4.10. See the Consolidated Financial Statements—Note 9(l).

Payments on Properties

Through the use of cash and equity units, consisting of our Common Shares and warrants to purchase Common Shares, as consideration, we continued our effort to build a portfolio of gold projects through a strategy that includes evaluation, acquisition and exploration of gold exploration and potential development projects with the aim of adding value to the projects. In addition, we continued our efforts to improve the value of our gold projects through exploration drilling and reengineering the operating assumptions underlying previous engineering work. As discussed under "Item 2. Properties", we continued with remaining scheduled payments on gold projects acquired in 2003. These payments are described below. We are current with all our payment obligations.

Long Valley

We executed an option agreement on January 22, 2003, to acquire 100% of the Long Valley project from Standard Industrial Minerals, Inc. ("Standard"). Under the terms of the option agreement, we would pay Standard $750,000 over five years in annual installments. As of December 31, 2005, we have paid the first, second and third installments of $100,000 each. The fourth installment of $200,000 was paid in January 2006.

Guadalupe de los Reyes

On August 1, 2003, we executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project in Sinaloa State, Mexico and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. We paid $300,000 as of August 1, 2003, and on August 2, 2004, we made a $500,000 payment towards the purchase by issuing 138,428 Common Shares of Vista Gold. An additional $500,000 in cash will be paid by way of $100,000 payments on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. On August 1, 2005, the second anniversary of signing the formal agreement, we made the initial $100,000 cash payment. We have the right to terminate the agreement at any time.

Yellow Pine

On November 7, 2003, Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of the Corporation, entered into an Option to Purchase Agreement with Bradley Mining Company for a nine year option to purchase 100% of the Yellow Pine project for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement, another option payment of $100,000 on November 7, 2004 and another option payment of $100,000 on November 7, 2005. The agreement calls for Idaho Gold to make seven more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1,000,000. If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1,000,000. The subsidiary has the right to terminate the agreement at any time without penalty.

Amendments to Agreement to Sell Amayapampa

On December 11, 2003, we reached an agreement, as amended during 2004 and 2005 (all as previously reported by us), to sell the Amayapampa project to Luzon Minerals Ltd. ("Luzon") of Vancouver, British Columbia, Canada. The amendments during 2005 are set forth below.

In January 2005, we announced that Luzon had informed us that it wished to exercise its option to purchase the Amayapampa project. In addition, the companies agreed to further amend the terms of the original purchase option agreement with respect to the payments previously due on January 15, 2005 and January 1, 2006. The amended agreement called for us to receive from Luzon a payment consisting of $100,000 and 2,000,000 Luzon common shares, to be followed by June 15, 2005 with a payment of $850,000 in cash, or at Luzon's option, half in cash and half in units consisting of Luzon common shares and warrants. The final payment, to be made by June 15, 2006, was unchanged from the original agreement in that Luzon was to pay us $4,000,000 in cash or, at our option, a combination of Luzon common shares and cash.

In July 2005, we announced that the companies had agreed, subject to regulatory approval, to further amend the terms of the original purchase option agreement with respect to the payments previously due on June 15, 2005 and June 15, 2006. The amended agreement called for an aggregate purchase price comprising: $2,700,000 (including $100,000 previously paid); either 3,250,000 or 4,250,000 common shares in the capital of Luzon (including 250,000 already issued to us), and 1,000,000 common share purchase warrants; and a net smelter return royalty to us with payment terms as follows:

  •
  Within five days of receiving TSX Venture Exchange approval, Luzon was to issue to us 3,000,000 common shares and 1,000,000 warrants, each warrant entitling the holder to acquire one common share of Luzon at an exercise price of CDN $0.20 for a period of three years from the date of issuance, and, and on the earlier of December 31, 2005 or the date of the closing of the next debt, equity or other financing completed by Luzon after July 15, 2005, Luzon was to pay to us $100,000 in cash.

  •
  Within five days of the date that is the earlier of December 31, 2006 or the date Luzon completes or obtains financing sufficient to commence construction at the Amayapampa Project, Luzon will pay to us $2,500,000.

  •
  In the event that Luzon completes a feasibility study or technical report for the Amayapampa Project that discloses recovered gold of more than 400,000 ounces, Luzon shall issue to us an additional 1,000,000 common shares.

  •
  If Luzon completes the acquisition of the Amayapampa Project, Luzon will grant us a net smelter return royalty as follows: (i) on the first 440,000 ounces of gold production, a 4.5% net smelter return royalty where the gold price is less than $450 per ounce and a 5.5% net smelter return royalty where the gold price is $450 per ounce or more, and (ii) thereafter, a 1.0% net smelter return royalty.

Other terms of the agreement remained unchanged from the original agreement.

In November 2005, we announced that the companies had agreed, subject to regulatory approval, to further amend certain of the terms of the purchase option agreement. The following amendments were approved:

  •
  The number of Luzon common share warrants to be issued was increased from 1,000,000 to 1,500,000, the exercise price reduced from CDN $0.20 to CDN $0.15, and the exercise period reduced from three to two years from the date of issuance. As well, the new agreement now provides that if the closing trading price of Luzon common shares equals or exceeds CDN $0.25 for 20 consecutive trading days, Luzon may request that we exercise the warrants, in which case the exercise period would conclude 15 business days following the request.

  •
  We agreed to defer the $100,000 cash payment from Luzon from the earlier of December 31, 2005 or the date of the closing of the next debt, equity or other completed by Luzon until the earlier of December 1, 2006 or the date Luzon completes or obtains financing sufficient to commence construction at the Amayapampa Project. Other terms of the agreement remain unchanged from the agreement amended through July 2005. (See also Consolidated Financial Statements—Note 6).

Hycroft Mine—Canyon Resources Elects Not to Exercise Purchase Option

In August 2005, we announced that Canyon Resources Corporation had advised us that Canyon will not be exercising its option to acquire the Hycroft mine. As previously reported, in January 2005, Canyon entered into a six month option agreement with Vista Gold to expend $0.5 million for drilling, engineering and due-diligence review to acquire the mine for $4.0 million in cash plus $6.0 million in Canyon equity units consisting of one common share and one warrant for half a share.

Canyon completed a 33-hole drilling program totaling 12,475 feet and undertook a comprehensive study to restart operations at Hycroft. The drilling program confirmed average grades for the ore body but Canyon noted that increased costs, as well as shortages of labor and large mining equipment were contributing factors in its decision not to proceed.

Acquisition of PT Masmindo Dwi (Awak Mas Project)

On May 27, 2005, all as previously reported, we completed our acquisition of the Awak Mas gold deposit in Sulawesi, Indonesia, pursuant to the exercise of our option to purchase the deposit for a purchase price of $1.5 million. The acquisition of the Awak Mas Project involved our purchase, through our wholly-owned subsidiary Vista Gold (Barbados) Corp. ("Vista Barbados"), of all of the outstanding shares of Salu Siwa Pty Ltd, an Australian company ("Salu Siwa") from the two owners of Salu Siwa: Weston Investments Pty Ltd., an Australian company ("Weston") and Organic Resource Technology Limited, an Australian company ("ORT"). Weston and ORT respectively owned 66% and 34% of the outstanding Salu Siwa shares. Salu Siwa in turn owns 99% of the outstanding shares of PT Masmindo Dwi, an Indonesian company ("PT Masmindo"), which is the direct holder of the Awak Mas Project. The remaining 1% of the outstanding PT Masmindo shares is held by ORT. Transfer of this remaining 1% to Vista Barbados is subject to any approvals, consents or other statutory requirements of the Indonesian authorities that will be required to effect the completion of such share purchase.

Also in connection with this acquisition, certain creditors of PT Masmindo agreed to assign to Vista Gold Corp. (parent) an aggregate of $857,973 of notes payable owed by PT Masmindo to the creditors, as follows: ORT Limited (of Australia) (previously known as Masmindo Mining Corp.)—$612,555; PT Masmindo Eka Sakti (of Indonesia)—$217,469; and Continental Goldfields Limited (of Western Australia)—$27,948.

Acquisition of F.W. Lewis, Inc. Properties

In December 2005, all as previously reported, the Corporation's subsidiary Victory Gold Inc. ("Victory Gold") acquired all of the outstanding shares of F.W. Lewis, Inc., the assets of which include 55 mineral properties in Nevada and Colorado. The acquisition was made by exercise of a purchase option originally held by Century Gold LLC ("Century Gold") of Spring Creek, Nevada. Century Gold assigned the option to our subsidiary, Victory Gold, pursuant to an assignment and assumption agreement effective December 9, 2005. Under the terms of the assignment agreement, we paid Century Gold $150,000 in cash and also reimbursed Century Gold for the $250,000 it paid the owners of F.W. Lewis, Inc. toward the option exercise price of $5.1 million. In addition, we issued to Century Gold 250,000 Common Shares of the Corporation valued at $1.218 million. To complete the exercise of this option, we paid the owners of F.W. Lewis, Inc., the remaining $4.85 million of the outstanding purchase price. Century Gold retained a 100% interest in two properties and a 50% interest in two other properties. The 53 properties retained by Vista Gold include a total of 9,280 acres of patented and 11,616 acres of unpatented mineral claims, the majority having gold, silver or copper discoveries or old mines located on the properties.

F.W. Lewis, Inc. (now owned by our subsidiary Victory Gold) owns a production royalty interest in the Hycroft Mine. The production royalty (applying to approximately 70% of the reported reserves) is 5% Net Smelter Return (NSR) on gold and 7.5% NSR on other minerals, including silver. The production royalty on gold escalates on ore over 0.05 ounces per ton (opt) to a maximum of 10% NSR on ore grades over 0.14 opt. With the acquisition of F.W. Lewis, Inc., we are no longer subject to payment of this royalty to an outside party.

Included in the package (100% retained by us) is a property in the Battle Mountain, Nevada Mining District, adjacent to and on trend with Newmont's Phoenix-Fortitude property, although similar mineralization cannot be assured. This property is subject to pre-existing agreements with Madison Minerals Inc. (formerly Madison Enterprises Corp.) ("Madison") and Great American Minerals Exploration (Nevada) LLC ("Great American"). These agreements involve payments of $3,000 per month minimum royalty payments to Victory Gold, minimum exploration commitments of $250,000 per year, and an option to purchase the property for $2.0 million payable by December 31, 2007, with a retained 5% gross royalty on gold and a 4% NSR royalty on other metals, and with annual advance minimum royalty payments of $60,000 commencing on exercise of the purchase option. Madison and Great American also have an option to purchase the royalties from Victory Gold for $4.0 million in the first year following the date of exercise of the purchase option and escalating by $500,000 each year thereafter.

Subsequent Events

Private Placement Financing

In February 2006, we announced the closing of a non-brokered private placement financing. We raised gross proceeds of $3,280,904 from the sale of 649,684 units priced at $5.05 per unit. Each unit consists of one common share and one warrant. Each warrant will entitle the holder to acquire one common share at an exercise price of $6.00 for a period of two years from the date of issue. See the Consolidated Financial Statements—Note 20.

Acquisition of Mt. Todd Gold Mine, Northern Territory, Australia

As previously reported, effective March 1, 2006, Vista Gold Corp. and its subsidiary Vista Gold Australia Pty Ltd. entered into agreements with Ferrier Hodgson, the Deed Administrators for Pegasus Gold Australia Pty Ltd., the government of the Northern Territory of Australia and the Jawoyn Association Aboriginal Corporation ("JAAC") and other parties named therein, subject to regulatory approvals, to purchase the Mt. Todd gold mine (also known as the Yimuyn Manjerr gold mine) in the Northern Territory, Australia. Under these agreements, Vista Gold Corp. is guarantor of the obligations of its subsidiary Vista Gold Australia Pty Ltd. ("Vista Australia" and with Vista Gold Corp., referred to as "Vista Gold" in summaries of agreement terms herein).

As part of the agreements, Vista Gold has agreed to pay Pegasus approximately $743,000 and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory's costs of management and operation of the Mt. Todd site up to a maximum of approximately $278,625 during the first year of the term (initial term is five years, subject extensions), and assume site management and pay management and operation costs in following years. Additionally, Vista Gold Corp. is to issue its Common Shares with a value of CDN. $1.0 million (amounting to 177,053 Common Shares) as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production. Other agreement terms provide that Vista Gold will undertake a technical and economic review of the mine and possibly form one or more joint ventures with the JAAC. We anticipate that the transactions contemplated under the agreements will be completed and effective by July 2006. The amounts set forth above have been transferred to escrow accounts and will be released at that time. See the Consolidated Financial Statements—Note 20.

Corporate Organization Chart

The name, place of incorporation, continuance or organization, and percent of voting securities owned or controlled by Vista Gold as of December 31, 2005, for each subsidiary of Vista Gold is set out below.

(1)
We are in the process of dissolving Mineral Ridge Resources Inc.

Property Interests and Mining Claims

In the United States, most of our exploration activities are conducted in the state of Nevada, with additional activities in California and Idaho. Mineral interests may be owned in these states by (a) the United States, (b) the state itself, or (c) private parties. Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for us to explore or develop such property. Generally, these agreements take the form of long term mineral leases under which we acquire the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. If the statutory requirements for the location of a mining claim are met, the locator obtains a valid possessory right to develop and produce minerals from the claim. The right can be freely transferred and, provided that the locator is able to prove the discovery of locatable minerals on the claims, is protected against appropriation by the government without just compensation. The claim locator also acquires the right to obtain a patent or fee title to his claim from the federal government upon compliance with certain additional procedures.

Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of a patented mining claim is challenged by the U.S. Bureau of Land Management or the U.S. Forest Service on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon.

Such a challenge might be raised when a patent application is submitted or when the government seeks to include the land in an area to be dedicated to another use.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Our principal reclamation liability is the Hycroft mine. A new bond was put in place on April 16, 2004, and payments aggregating $6.6 million were made during 2004 which will cover reclamation costs for the existing disturbance at the Hycroft mine.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Bolivia, Mexico, Indonesia, Canada and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States, Bolivia, Mexico, Indonesia, Canada and the other jurisdictions in which we operate. There are no current orders or directions relating to us with respect to the foregoing laws and regulations.

Environmental Regulation

Our gold projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During 2005, there were no material environmental incidents or non-compliance with any applicable environmental regulations. We estimate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

Competition

We compete with other mining companies in connection with the acquisition of gold properties. There is competition for the limited number of gold acquisition opportunities, some of which is with other companies having substantially greater financial resources than we have. As a result, we may have difficulty acquiring attractive gold projects at reasonable prices.

We believe no single company has sufficient market power to affect the price or supply of gold in the world market.

ITEM 1A. RISK FACTORS.

An investment in our Common Shares involves a high degree of risk. The risks described below are not the only ones facing our company or otherwise associated with an investment in our Common Shares. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business. We have attempted to identify the major factors that could cause differences between actual and planned or expected results, and have included all material risk factors. If any of the following risks actually happen, our business, financial condition and operating results could be materially adversely affected.

We cannot be certain that our acquisition, exploration and evaluation activities will be commercially successful.

We currently have no properties that produce gold in commercial quantities. Our gold production has declined steadily since mining activities were suspended at the Hycroft mine in 1998, and gold production is incidental to solution recirculation on the heaps.

Substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot assure you that any gold reserves or mineralized material acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis.

The price of gold is subject to fluctuations, which could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

Our principal assets are gold reserves and mineralized material. We intend to attempt to acquire additional properties containing gold reserves and mineralized material. The price that we pay to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. Our potential future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale or joint venture of some of these properties. The value of these gold reserves and mineralized material, and the value of any potential gold production there from, will vary in proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond our control, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect our asset values, cash flows, potential revenues and profits.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, Vista Gold could elect not to insure itself against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

Reserve calculations are estimates only, subject to uncertainty due to factors including metal prices, inherent variability of the ore and recoverability of metal in the mining process.

There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades dedicated to future production. Until reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and ore may vary depending on metal prices. Any material change in the quantity of reserves, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that gold recoveries or other metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Our exploration and development operations are subject to environmental regulations, which could result in incurrence of additional costs and operational delays.

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. We are currently subject to environmental regulations with respect to our properties in Nevada, California, and Idaho in the United States, as well as Bolivia, Mexico and Indonesia.

The Hycroft mine in Nevada occupies private and public lands. The public lands include unpatented mining claims on lands administered by the U.S. Bureau of Land Management, Nevada State Office. These claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada.

U.S. Federal Laws

The U.S. Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the U.S. National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project we undertake.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Our mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. The groups who could be found liable include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our U.S. properties.

Nevada Laws

At the state level, mining operations in Nevada are also regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection. Nevada state law requires the Hycroft mine to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, we are required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

California Laws

A new mining operation in California, such as the Long Valley project, which is on Federal unpatented mining claims within a National Forest, would require obtaining various Federal, State and local permits. Mining projects require the establishment and presentation of environmental baseline conditions for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil, and socioeconomic parameters. An Environmental Impact Statement ("EIS") would be required for any mining activities proposed on public lands. A Plan of Operations/Reclamation Plan would be required. Also required would be permits for waste-water discharge and wetland disturbance (dredge and fill); a county mining plan and reclamation plan; a county mining operations permit; special use permits from the U.S. Forest Service; and possibly others. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act consultation process. Possible county zoning and building permits and authorization may be required. Baseline environmental conditions are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If our project is found to significantly adversely impact any of these baseline conditions, we could incur significant costs to correct the adverse impact, or delay the start of production. In addition, on December 12, 2002, California adopted a "Backfilling Law" requiring open-pit surface mining operations for metallic minerals to back-fill the mines. While we have determined that the geometry of our Long Valley project would lend itself to compliance with this law, future adverse changes to this law could have a corresponding adverse impact on our financial performance and results of operations, for example, by requiring changes to operating constraints, technical criteria, fees or surety requirements.

Idaho Laws

Permitting a mining operation, such as Yellow Pine, located on patented mining claims within a National Forest in Idaho would require obtaining various Federal, State and local permits under the coordination of the Idaho Joint Review Process ("JRP"). Mining projects require the establishment and presentation of environmental baseline conditions for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic parameters. An Environmental Impact Statement would be required for any mining activities proposed on public lands. Permits would also be required for storm-water discharge; wetland disturbance (dredge and fill); surface mining; cyanide use, transport and storage; air quality; dam safety (for water storage and/or tailing storage); septic and sewage; water rights appropriation; and possibly others. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act consultation process. Possible county zoning and building permits and authorization may be required. Baseline environmental conditions are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If our project is found to significantly adversely impact any of these baseline conditions, we could incur significant costs to correct the adverse impact, or might have to delay the start of production.

Bolivia Laws

We are required under Bolivian laws and regulations to acquire permits and other authorizations before we can develop and mine the Amayapampa project. In Bolivia there is relatively new comprehensive environmental legislation, and the permitting and authorization process may be less established and less predictable than in the United States. While we have all the necessary permits to place the Amayapampa project into production, when a production decision is reached, these permits will need to be re-affirmed and there can be no assurance that we will be able to acquire updates to necessary permits or authorizations on a timely basis. Delays in acquiring any permit or authorization update could increase the development cost of the Amayapampa project, or delay the start of production.

Under Bolivian regulations, the primary component of environmental compliance and permitting is the completion and approval of an environmental impact study known as Estudio de Evaluacion de Impacto Ambiental ("EEIA"), which we submitted in 1997 and was subsequently approved. The EEIA provides a description of the existing environment, both natural and socio-economic, at the project site and in the region; interprets and analyzes the nature and magnitude of potential environmental impacts that might result from project activities; and describes and evaluates the effectiveness of the operational measures planned to mitigate the environmental impacts. Baseline environmental conditions, including meteorology and air quality, hydrological resources and surface water, are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If our project is found to significantly adversely impact any of these baseline conditions, we could incur significant costs to correct the adverse impact, or might have to delay the start of production.

Mexico Laws

We are required under Mexican laws and regulations to acquire permits and other authorizations before the Paredones Amarillos or Guadalupe de los Reyes projects can be developed and mined. Since the passage of Mexico's 1988 General Law on Ecological Equilibrium and Environmental Protection, a sophisticated system for environmental regulation has evolved. In addition, the North American Free Trade Agreement ("NAFTA") requirements for regulatory standards in Mexico equivalent to those of the U.S. and Canada have obligated the Mexican government to continue further development of environmental regulation. Most regulatory programs are implemented by various divisions of the Secretariat of Environment and Natural Resources of Mexico ("SEMARNAT"). While we have the necessary permits to place the Paredones Amarillos project into production, there can be no assurance that we will be able to acquire updates to necessary permits or authorizations on a timely basis. Likewise, there can be no assurance that we will be able to acquire the necessary permits or authorizations on a timely basis to place the Guadalupe de los Reyes project into production. Delays in acquiring any permit, authorization or updates could increase the development cost of the Paredones Amarillos project or the Guadalupe de los Reyes project, or delay the start of production.

The most significant environmental permitting requirements, as they relate to the Paredones Amarillos and the Guadalupe de los Reyes projects are developing reports on environmental impacts; regulation and permitting of discharges to air, water and land; new source performance standards for specific air and water pollutant emitting sources; solid and hazardous waste management regulations; developing risk assessment reports; developing evacuation plans; and monitoring inventories of hazardous materials. If the Paredones Amarillos or the Guadalupe de los Reyes projects are found to not be in compliance with any of these requirements, we could incur significant compliance costs, or might have to delay the start of production.

Indonesia Laws

We are required under Indonesian laws and regulations to acquire permits and other authorizations before the Awak Mas project can be developed and mined. In Indonesia, environmental legislation plays a significant role in the mining industry. Various environmental documents such as the Analysis of Environmental Impact ("AMDAL") over the Awak Mas project, covering studies on, inter alia, air, water, sand, pollution, hazardous and toxic wastes, reclamation of mining area, etc. must be prepared and submitted to the Ministry of Environment for approval. In addition, we are also required to submit periodical environmental reports to the relevant environmental government agencies pursuant to the AMDAL and other required environmental licenses (e.g., license for tailing waste).

The preparation of AMDAL documents and other relevant environmental licenses would involve incurrence of time and costs and there is no assurance that those approvals/licenses can be obtained in a timely manner. The Indonesian government also has administrative discretion not to approve AMDAL documents or grant the required environmental licenses (including any renewal or extensions of such documents). All these conditions may delay the production activity of the Awak Mas project.

Failure to meet all of the above environmental documents, licensing and reports requirements is subject to administrative and criminal sanctions as well as fines. In extreme cases, the administrative sanctions can also be imposed in the form of revocation of our business license and the Gold Contract of Work that we have with the Indonesian Government.

Sometimes the implementation of the Regional Autonomy Law in Indonesia brings uncertainty as to the existence and applicability of national and regional regulations (including in the environmental sector). Often regional regulations are in conflict with higher regulations applying nationally. This condition could frustrate investors seeking certainty in their investments, and as a result we may incur costs and time to manage any issues which may arise and that could possibly affect to the overall mining activity of the Awak Mas project.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. Vista Gold also competes with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, our exploration and development programs may be slowed down or suspended. We compete with other gold companies for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to acquire, develop or operate gold projects.

We may be unable to raise additional capital on favorable terms.

The exploration and development of our development properties, specifically the construction of mining facilities and commencement of mining operations, may require substantial additional financing. Significant capital investment is required to achieve commercial production from each of our non-producing properties. We will have to raise additional funds from external sources in order to maintain and advance our existing property positions and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available, we may have to substantially reduce or cease operations.

Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies.

Some of our directors are directors or officers of other natural resource or mining-related companies. Robert A. Quartermain is President and a director of Silver Standard Resources Inc., and is a director of Canplats Resources Corporation, Radiant Resources, Inc., IAMGold Corporation and Minco Silver Corporation. C. Thomas Ogryzlo is the President, CEO and a director of Polaris Geothermal Inc., and is a director of Tiomin Resources Inc., Birim Goldfields Inc. and Baja Mining Corp. Michael B. Richings, who is also our President and Chief Executive Officer, is a director of Triumph Gold Corp. (successor to IMC Ventures) and Zaruma Resources Inc. both of which hold interests in mining properties. John Clark is a director of Alberta Clipper Energy Inc. (a Canadian oil and gas exploration company) and CFO and a director of Polaris Geothermal Inc. W. Durand Eppler is CEO and a director of Coal International PLC and a director of Augusta Resource Corporation. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, the company in question will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. In accordance with the laws of the Yukon Territory, the directors of all Yukon Territory companies are required to act honestly, in good faith and in the best interests of a company for which they serve as a director.

There may be challenges to our title in our mineral properties.

There may be challenges to title to the mineral properties in which we hold a material interest. If there are title defects with respect to any of our properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert management's time from ongoing exploration and development programs.

Our property interests in Bolivia, Mexico and Indonesia are subject to risks from political and economic instability in those countries.

We have property interests in Bolivia, Mexico and Indonesia, which may be affected by risks associated with political or economic instability in those countries. The risks include, but are not limited to: military repression, extreme fluctuations in currency exchange rates, labor instability or militancy, mineral title irregularities and high rates of inflation. Changes in mining or investment policies or shifts in political attitude in Bolivia, Mexico or Indonesia may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted.

Our financial position and results are subject to fluctuations in foreign currency values.

Because we have mining exploration and evaluation operations in North America, South America and Indonesia, we are subject to foreign currency fluctuations, which may materially affect our financial position and results. We do not engage in currency hedging to offset any risk of currency fluctuations.

We measure and report financial results in U.S. dollars. We have mining projects in Bolivia, Mexico and Indonesia, and we are looking for other projects elsewhere in the world. Economic conditions and monetary policies in these countries can result in severe currency fluctuations.

Currently all our material transactions in Mexico, Bolivia and Indonesia are denominated in U.S. dollars. However, if we were to begin commercial operations in Mexico, Bolivia or Indonesia (or other countries) it is possible that material transactions incurred in the local currency, such as engagement of local contractors for major projects, will be settled at a U.S. dollar value that is different from the U.S. dollar value of the transaction at the time it was incurred. This could have the effect of undermining profits from operations in that country.

The market price of our Common Shares could decrease as a result of the impact of the significant increase in the number of outstanding Common Shares that may result from exercise of warrants issued pursuant to our equity issuances in 2003, 2004 and 2005 and from exercises of options.

At December 31, 2005, we had outstanding 20,785,262 Common Shares. An additional 6,897,244 shares are issuable upon exercise of warrants, including warrants issued upon conversion of debentures, all as acquired from Vista Gold in private placement transactions in 2003, 2004 and 2005, as described in previous filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2004. At December 31, 2005, we also had outstanding options to purchase 950,625 shares. If all of the warrants and options are exercised, the number of currently outstanding Common Shares would increase by approximately 37.8%, to 28,633,131. The impact of the issuance of a significant amount of Common Shares from these warrant and option exercises may place substantial downward pressure on the market price of our Common Shares.

It may be difficult to enforce judgments or bring actions outside the United States against us and certain of our directors and officers.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.    PROPERTIES.

Detailed information is contained herein with respect to the Hycroft mine and the Paredones Amarillos, Awak Mas, Yellow Pine, Long Valley, Wildcat, Maverick Springs, Mountain View, Hasbrouck, Three Hills, Guadalupe de los Reyes and Amayapampa projects, and the properties acquired with the Corporation's December 2005 acquisition of F.W. Lewis, Inc. The Corporation holds the Hycroft mine through its indirect wholly-owned subsidiary, Hycroft Lewis Mine, Inc.; Paredones Amarillos and Guadalupe de los Reyes are held through its wholly-owned subsidiary, Minera Paredones Amarillos S.A. de C.V.; Awak Mas is held through its indirect wholly-owned subsidiary, PT Masmindo Dwi; the Yellow Pine project is held through its indirect wholly-owned subsidiary, Idaho Gold Resources LLC.; the Maverick Springs, Mountain View, Hasbrouck, Three Hills, Long Valley and Wildcat projects through its indirect wholly-owned subsidiary, Vista Nevada Corp.; the properties acquired with the Corporation's acquisition of F.W. Lewis, Inc., are held through its indirect wholly-owned subsidiary, Victory Gold Inc.; and Amayapampa is held through its indirect wholly-owned subsidiary, Minera Nueva Vista S.A. Estimates of reserves and mineralization herein are subject to the effect of changes in metal prices, and to the risks inherent in mining and processing operations. Effective March 1, 2006, the Corporation agreed to purchase the Mt. Todd gold mine in Northern Territory, Australia. See the Consolidated Financial Statements—Note 20.

Hycroft Mine

The Hycroft mine and related facilities are located 54 miles west of Winnemucca, Nevada. We acquired the Lewis mine in early 1987 and completed construction of the adjacent Crofoot mine project in April 1988. Mining operations at the Hycroft mine were suspended in December 1998, and the site was placed on care and maintenance. Gold production, from continued leaching and rinsing of the heap leach pads, continued in 2000 and 2001. In 2002, 2003, 2004 and 2005, the amount of gold recovered was not material, as expected. The mine is currently on care and maintenance. From inception in 1987 until suspension of mining operations in December 1998, the Hycroft mine produced over 1 million ounces of gold.

In January 2005, we announced that we had signed an agreement with Canyon Resources Corporation to grant Canyon a six-month option to purchase the Hycroft mine. In August 2005, Canyon elected not to exercise their option to purchase the Hycroft mine. As previously reported, during its option period Canyon completed 33 drill holes on the whole Hycroft property which confirmed average grades for the ore body. See "—Geology and Ore Reserves—Updated Feasibility Study," below.

On December 13, 2005, we purchased the leasehold interest in the Lewis property at Hycroft as part of the acquisition of F.W. Lewis, Inc. See "—F.W. Lewis, Inc. Properties" and also see "Item 1—Business—Acquisition of F.W. Lewis, Inc. Properties"

Operating Statistics

Operating statistics for the Hycroft mine for the period 2001 to 2005 were as follows:

	Years ended December 31
	2005	2004	2003	2002	2001
Ore and waste material mined (000's of tons)	Nil	Nil	Nil	Nil	Nil
Strip ratio	Nil	Nil	Nil	Nil	Nil
Ore processed (000's of tons)(1)	Nil	Nil	Nil	Nil	Nil
Ore grade (oz. gold/ton)	N/A	N/A	N/A	N/A	N/A
Ounces of gold produced	Nil	Nil	Nil	Nil	3,232
Cash operating costs ($/oz. of gold)(2)	N/A	N/A	N/A	N/A	$210
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

The Crofoot and Lewis properties together comprise approximately 12,230 acres. The Crofoot property, originally held under two leases, is owned by Vista Gold subject to a 4% net profits interest retained by the former owners, and covers approximately 3,544 acres. The Lewis property, which virtually surrounds the Crofoot property, covers approximately 8,686 acres and was purchased by Vista Gold as part of the acquisition of F.W. Lewis, Inc. in December 2005. The mine is accessible by road and has access to adequate supplies of water and power.

Updated Feasibility Study

In January 2006, we announced results of an updated feasibility study for the possible restart of operations at the Hycroft Mine. The updated study was issued by Mine Development Associates ("MDA") of Reno, Nevada, a consulting firm, in accordance with Canadian National Instrument 43-101 guidelines. The study and verification of the data employed in the study was undertaken under the supervision of Mr. Neil Prenn, P. Eng., a qualified person independent of Vista Gold. The Hycroft resource estimate on which the feasibility study was based and which was used by MDA to calculate mineral reserves was prepared by Ore Reserves Engineering ("ORE') of Lakewood, Colorado, under the direction of Mr. Alan Noble, P. Eng., a qualified person independent of Vista Gold. The results of the ORE resource estimate, which was prepared in accordance with National Instrument 43-101 guidelines, showed the known Brimstone deposit at a cutoff grade of 0.005 ounces per ton cyanide-soluble gold contains an estimated 52.7 million tons of mineralized material at a grade of 0.019 ounces of gold per ton, and were previously reported by Vista Gold in a press release dated August 4, 2005.

Proven and probable mineral reserves were determined within a design pit based on a US$450 per ounce gold price employing a Lerchs-Grossman optimization. The results are summarized in the following table:

	Hycroft Mineral Reserve Estimate(1) (0.005 opt cyanide-soluble gold cutoff grade)
Reserve Category	Short Tons (millions)	Fire Assay Gold Grade (opt)	Contained Gold Ounces	Waste Tons (millions)	Strip Ratio (Waste:Ore)
Proven	11.954	0.022	260,900
Probable	21.366	0.019	401,900
Totals	33.320	0.020	662,800	50.808	1.52
(1)
Cautionary Note to U.S. Investors concerning estimates of Proven and Probable Reserves: The estimates of mineral reserves shown in this table have been prepared in accordance with Canadian National Instrument 43-101. The definitions of proven and probable reserves used in NI 43-101 differ from the definitions in SEC Industry Guide 7. Accordingly, the disclosure of mineral reserves herein may not be comparable to information from U.S. companies subject to the SEC's reporting and disclosure requirements.

Exploration

We believe there is significant potential to extend the oxide mineralization to the south, along strike, at both the Central Fault and Brimstone deposits, but the greatest upside lies in the largely unexplored sulfide mineralization below the Brimstone deposit, as well as higher grade intercepts along the Central Fault.

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

We acquired 100% of the project on August 29, 2002, from Viceroy Resource Corporation ("Viceroy"). To acquire the project, we paid cash of CDN $1.0 million and issued 303,030 equity units to Viceroy, and on August 29, 2003, we paid Viceroy the remaining CDN $0.5 million due pursuant to the acquisition contract (see also Consolidated Financial Statements—Note 6).

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

The known gold mineralized material occupies an inverted U-shaped block with an approximate strike length of 3,600 feet east-west, a width of approximately 1,000 feet north-south, and a thickness of approximately 100 feet. The apex of the "U" is near the center of the proposed pit with the legs forming the east and west pit lobes.

Preliminary Feasibility Study

In September 2005, we announced the results of a preliminary feasibility study for the Paredones Amarillos project. A feasibility study was previously completed by EBM in 1997, and the new study was issued on September 23, 2005, by MDA of Reno, Nevada, an independent consulting firm, in accordance with Canadian National Instrument 43-101 guidelines, under the supervision of Mr. Neil Prenn, P. Eng., a Qualified Person independent of Vista Gold. The new study was based in part on the EBM 1997 study. MDA was assisted in the effort by Resource Development Incorporated ("RDi") of Wheat Ridge, Colorado, in metallurgical testing and process redesign, and by WLR Consulting ("WLR") of Lakewood, Colorado, in mine design.

Proven and probable mineral reserves were determined within a proposed open pit mine, which was designed employing a Lerchs-Grossmann optimization technique based on U.S. $400 per ounce gold price. The results are summarized in the following table:

	Paredones Amarillos Mineral Reserve Estimate(1) (0.011 opt gold internal cutoff grade)
	Ore Tons (millions)	Gold Grade (opt)	Contained Gold Ounces	Waste Tons (millions)	Strip Ratio (Waste:Ore)
Proven	12.896	0.032	419,000
Probable	41.058	0.028	1,158,000
Totals	53.954	0.029	1,577,000	187.715	3.48
(1)
Cautionary Note to U.S. Investors concerning estimates of Proven and Probable Reserves: The estimates of mineral reserves shown in this table have been prepared in accordance with Canadian National Instrument 43-101. The definitions of proven and probable reserves used in NI 43-101 differ from the definitions in SEC Industry Guide 7. Accordingly, the disclosure of mineral reserves herein may not be comparable to information from U.S. companies subject to the SEC's reporting and disclosure requirements.

The resource model used to estimate the mineral reserves was reported by us in a press release dated August 29, 2002, based on an independent technical report prepared by Snowden Mining Industry Consultants of Vancouver, British Columbia, in compliance with Canadian National Instrument 43-101. According to the report, dated August 20, 2002, the mineralized material above 0.015 ounces of gold per ton cut-off grade was estimated to be 61.4 million tons at a grade of 0.031 ounces of gold per ton.

In late 2004 and in 2005, we conducted geologic mapping, soil and rock geochemistry and an induced polarization geophysical survey across the Tocopilla target 2.4 miles north of and on trend with the known Paredones Amarillos gold deposit. The results of the program outlined wide zones of weakly anomalous gold mineralization. We partially tested the target area with seven core drill holes in 2005, two of which intersected weak gold mineralization indicating the Paredones Amarillos mineralization extends into this area, but the discovery of economic gold mineralization is uncertain and more testing is warranted.

Awak Mas

On May 27, 2005, we completed our acquisition of the Awak Mas gold deposit in Sulawesi, Indonesia, for a purchase price of $1.5 million. The acquisition of the Awak Mas Project involved the purchase, through the Corporation's wholly-owned subsidiary Vista Gold (Barbados) Corp. ("Vista Barbados"), of all of the outstanding shares of Salu Siwa Pty Ltd, an Australian company ("Salu Siwa") from the two owners of Salu Siwa: Weston Investments Pty Ltd., an Australian company ("Weston") and Organic Resource Technology Limited, an Australian company ("ORT"). Weston and ORT respectively owned 66% and 34% of the outstanding Salu Siwa shares. Salu Siwa in turn owns 99% of the outstanding shares of PT Masmindo Dwi, an Indonesian company ("PT Masmindo"), which is the direct holder of the Awak Mas Project. The remaining 1% of the outstanding PT Masmindo shares is held by ORT. Transfer of this remaining 1% to Vista Barbados is subject to any approvals, consents or other statutory requirements of the Indonesian authorities that will be required to effect the completion of such share purchase. This Project is held by Vista Gold through a contract of work ("CoW") with the Indonesian government.

Geology

The Awak Mas property is situated on the southern side of the Central Sulawesi Metamorphic Belt within a 30-mile long, north-northeast trending fault bounded block of basement metamorphic rocks and younger sediments. The property covers approximately 221,530 acres. The western margin of this block is represented by an easterly dipping thrust, whereas the eastern margin is defined by a major basement structure. Imbricate faulting has complicated the internal morphology of the block. The property is dominated by the late Cretaceous Latimojong Formation, consisting of phyllites, slates, basic to intermediate volcanics, limestone and schist representing a platform and/or fore arc trough flysch sequence. The Latimojong Formation overlies basement metamorphic rocks dominated by phyllites and slates. Both sequences have been intruded by late-stage plugs and stocks of diorite, monzonite and syenite. To the east of the metamorphic block, basic intermediate intrusives, pyroclastics and volcanogenic sediments comprising the Mesozoic Lamasi Ophiolite Complex appear to have been obducted into a position effectively overlying the younger flyschoid sequence and basement metamorphics during continental accretion.

Gold mineralization is distinctly mesothermal in character, atypical of the more ubiquitous low temperature or epithermal precious metal mineralization within many island arc environments in Indonesia. Gold is associated with sulphur-poor, sodic-rich fluids introduced at a relatively late stage in the tectonic history. Albite-pyrite-silica-carbonate alteration, which accompanies gold deposition, clearly overprints the ductile fabric associated with deformation and metamorphism in the older basement lithologies.

The majority of gold mineralization on the property, including the Awak Mas deposit, is predominantly hosted within the flysch sequence, which typically dips at between 15o and 50o, generally towards the north. The majority of gold mineralization is associated with abundant quartz veining and silica-albite-pyrite alteration; however, the association of gold and quartz is not ubiquitous, with some vein zones appearing to be locally barren of mineralization.

Two main styles of mineralization are present. The first represents broad shallow dipping zones of sheeted and stockwork quartz veining and associated alteration that conform to the shear fabric, especially within the dark, graphitic mudstones. The other style consists of steeper dipping zones of quartz veining and breccias associated with high angle faults cutting both the flyschoid cover sequence and basement metamorphics.

Late-stage, north-northeast trending normal faults locally disrupt or offset mineralization. A surface layer of consolidated scree and colluvium averaging 1.8 to 2.4 feet (maximum 9 feet) in thickness veneers the deposit. The base of weak oxidation within the mineralized sequence typically is within 12 feet of surface.

In October 2004, RSG Global Pty Ltd of West Perth, Australia, an independent consultant, prepared an estimate of mineralized material for us based on the results of 85,030 assay intervals from 814 core and reverse circulation drill holes done by Battle Mountain Gold Company, Lone Star Exploration NL and Masmindo Mining Corporation Limited from 1991 through 1997 with assaying by Inchcape Testing Services. The results of the study showed the known Awak Mas deposit, at a cutoff grade of 0.015 ounces gold per ton, contains an estimated 52.6 million tons of mineralized material at a grade of 0.032 ounces of gold per ton. The Corporation believes the potential to expand the mineralized material is good, based on the Corporation's analysis of preliminary exploration results of previous operators.

A final feasibility study was completed by independent consultants in 1997 for Lone Star supporting a mining scenario of 3 million metric tons per year of ore. Independent valuations of the project were completed in 2000 and 2003 as well. Over $43 million has been spent on the project by previous operators.

During 2005, we initiated an exploration program designed to identify drill targets in outlying surface indications of gold mineralization. The program involved soil and rock geochemistry, drilling shallow test holes to obtain bedrock samples, geologic mapping and interpretation of results.

Yellow Pine

The Yellow Pine gold project, consisting of 17 patented mining claims and covering about 304 acres, is located in central Idaho, 60 miles east of McCall in Valley County.

On November 7, 2003, Vista Gold, through Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of Vista Gold, entered into an Option to Purchase Agreement with Bradley Mining Company for a nine year option to purchase 100% of Yellow Pine for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement. The agreement calls for Idaho Gold to make nine more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1,000,000, and annual payments of $100,000 each were made in 2004 and 2005 (see Consolidated Financial Statements—Note 6). If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1,000,000, Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the claims are subject to an underlying 5% net smelter returns royalty.

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

Pincock, Allen & Holt, of Denver, Colorado, completed a third-party technical study for Vista Gold on November 17, 2003. At an assay database for 538 drill holes totaling 120,922 feet of drilling was used to estimate mineralized material in the Yellow Pine and Homestake sulfide zones using a cutoff grade of 0.025 ounces of gold per ton. Mineralized material is estimated at 33.8 million tons averaging 0.066 ounces of gold per ton.

Long Valley

The Long Valley gold project is located in the Inyo National Forest, about 7 miles east of the town of Mammoth Lakes, in Mono County, California. The property consists of 95 contiguous, unpatented mining claims that cover an area of approximately 1,800 acres.

We have an option to acquire 100% of the Long Valley project from Standard Industrial Minerals, Inc. ("Standard"). Under the terms of the option agreement, we would pay Standard $750,000 over five years, with annual payments to be due as follows: $100,000 due on each of January 15, 2003, 2004, and 2005; $200,000 due on January 15, 2006, and $250,000 due on January 15, 2007. We have made the payments for 2003 through 2006 (see Consolidated Financial Statements—Note 6). We retain the right to terminate the agreement at any time, and have no work commitments on the project.

During the period of 1994 through 1997, Royal Gold, Inc. ("Royal") drilled 615 reverse circulation and 10 core holes at the Long Valley property. During this time, Royal also completed metallurgical investigations, preliminary engineering studies, including resource estimations, and initiated baseline-type environmental studies of the biological, water and archeological resources of the area. We have acquired all related data from Royal in exchange for a 1% net smelter returns royalty to Royal. The database contains 896 drill holes, totaling 268,275 feet. The majority of holes were drilled using reverse circulation methods. Gold was primarily analyzed by fire assay, with grade determinations by atomic absorption.

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

Based on a third-party technical study completed February 20, 2003, by MDA of Reno, Nevada, the Long Valley project contains approximately 68.3 million tons of mineralized material with an average grade of 0.018 ounces of gold per ton at a cut-off grade of 0.010 ounces of gold per ton.

Wildcat

Wildcat is located about 35 miles northwest of Lovelock and 26 miles south of our Hycroft mine in Pershing County, Nevada. The project consists of 74 unpatented claims and 4 patented claims.

During September and October 2003, we concluded due diligence reviews and executed formal purchase agreements to acquire the Wildcat project and the associated exploration data in three separate transactions. On September 23, 2003, we purchased 71 unpatented mining claims from Monex Exploration, a partnership, for $200,000 on signing and $300,000 on August 11, 2004. On commencement of commercial production, we will make a one-time production payment in the amount of $500,000. Thirteen of the claims are subject to an underlying 0.4% net smelter returns royalty, and the remaining 58 claims are subject to an underlying 1% net smelter returns royalty.

On October 12, 2003, we purchased a 100% interest in the Vernal unpatented mining claim from David C. Mough and Jody Ahlquist Mough for $50,000 on signing and $50,000 on October 1, 2004, for a total consideration of $100,000.

On October 28, 2003, we purchased four patented mining claims and exploration data from Sagebrush Exploration, Inc. ("Sagebrush") for 50,000 Common Shares of Vista Gold issued and delivered to Sagebrush upon the closing of the transaction. The four patented claims are subject to an underlying net smelter returns royalty of 1% for gold production between 500,000 and 1,000,000 ounces, increasing to 2% on production in excess of 1,000,000 ounces.

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

On November 11, 2003, MDA of Reno, Nevada completed a third-party technical study for Vista Gold. Using data from one underground channel sample, 245 reverse circulation drill holes and 11 diamond drill holes totaling 95,466 feet, mineralized material above a cut-off grade of 0.010 ounces of gold per ton was estimated at 38.1 million tons grading 0.018 ounces of gold per ton and 0.16 ounces of silver per ton.

Maverick Springs

The Maverick Springs project is located in northeast Nevada at the southeast end of the Carlin Trend belt of gold-silver mineralization, approximately half-way between Elko and Ely, Nevada. The property consists of 86 claims with a total area of approximately 3,900 acres.

On October 7, 2002, we completed the acquisition of a 100% interest in the Maverick Springs gold and silver project from Newmont Mining Corporation ("Newmont") and the Mountain View gold project (described below) from Newmont's wholly-owned subsidiary Newmont Capital Limited ("Newmont Capital"). To acquire the interest in Maverick Springs, we paid cash of $250,000 and issued 141,243 equity units to Newmont, each unit comprised of one common share and one two-year warrant. Newmont retained a 1.5% net smelter returns royalty, and on October 7, 2003, we issued to Newmont 122,923 Common Shares and 122,923 warrants to purchase Common Shares. In addition, pursuant to acquisition agreement terms we completed 34,060 feet of drilling as of October 7, 2004, and must complete an additional 15,940 feet of drilling before October 7, 2006. We may terminate this agreement at any time. After October 7, 2006, Newmont has a one-time right to acquire a 51% interest in the Maverick Springs project, by paying to us twice the amount that we have spent on the project, including acquisition costs. In the event that Newmont exercises this right, Newmont will relinquish its 1.5% net smelter returns royalty. (See also Consolidated Financial Statements—Note 6).

Maverick Springs is subject to a lease agreement (the "Artemis lease"), between Newmont and Artemis Exploration Company. The lease was entered into on October 1, 2001, and the key terms include: payment of advanced minimum royalties of $50,000 on October 1, 2003, (this has been paid) and advanced minimum royalties of $100,000 on October 1, 2004, (this has been paid), $100,000 on October 1, 2005 (this has been paid) and each year thereafter while the agreement is in effect; work commitments of 6,400 feet of exploration drilling, on or before October 1 in each of 2002 (extended by agreement to November 15, 2002), 2003 and 2004 (these commitments have been met), a preliminary economic evaluation to be conducted by October 1, 2004 which was extended to April 7, 2005 (this has been completed); and a net smelter returns royalty based on a sliding scale ranging from 2% to 6%, depending on gold and silver prices at the time of production.

On June 9, 2003, we entered into an agreement granting Silver Standard Resources Inc. ("SSRI") an option to acquire our interest in the silver mineralized material hosted in the Maverick Springs project. We will retain our 100% interest in the gold mineralized material. The agreement with SSRI is subject to the terms of the purchase agreement between Newmont and Vista Gold. Under the agreement, SSRI was to pay $1.5 million over four years, of which $949,823 was paid to us in 2003, $428,481 in 2004 and $144,285 in 2005, completing the $1.5 million obligation. Since SSRI has satisfied the $1.5 million obligation, all costs incurred for Maverick Springs are now being shared by the two corporations as stated below. SSRI and Vista Gold have formed a committee to jointly manage exploration of the Maverick Springs project. We are the operator and have a 45% vote on the committee, and SSRI has a 55% vote. Since SSRI has completed its $1.5 million in payments, future costs will be shared by the two corporations on the same ratio as established for operation of the management committee: Vista Gold 45% / SSRI 55%, subject to standard dilution provisions. (See also Consolidated Financial Statements—Notes 6 and 21).

In November 2002, we completed a 7,020-foot drill program on the Maverick Springs project. The program consisted of seven vertical reverse circulation holes, stepped out 500 feet to 2,200 feet from previously identified mineralization. All seven holes encountered flat-lying mineralization, predominantly oxidized to depths of up to 900 feet. The program outlined continuous mineralization in a 2,200-foot by 1,200-foot area, immediately adjacent to known gold-silver mineralization. With additional in-fill drilling, this newly outlined mineralization has the potential to significantly increase the mineralized material.

In October 2003, we completed a 14-hole reverse circulation program totaling 14,020 feet and in October 2004, we completed a 13-hole reverse circulation program totaling 13,020 feet. Intercepts indicate the potential for bulk-mineable gold-silver mineralization.

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

Based on a third-party technical study completed on April 13, 2004, by Snowden Mining Industry Consultants of Vancouver, British Columbia, the Maverick Springs project contains approximately 69.6 million tons of mineralized material with an average grade of 0.01 ounces of gold per ton and 1.0 ounce of silver per ton at a silver-equivalent cut-off grade of 1.0 ounce of silver per ton. A 16,000 foot drill program is planned for 2006.

Mountain View

The Mountain View property is located in northwest Nevada near the Blackrock Desert. The property is approximately 15 miles northwest of Gerlach, Nevada in Washoe County; it straddles the boundary between the Squaw Valley and Banjo topographic quadrangles. The property currently consists of 127 claims with a total area of approximately 2,360 acres.

Our acquisition of the Mountain View property was completed along with that of the Maverick Springs property, as described above. To acquire the interest in the Mountain View property, we paid cash of $50,000 and issued 56,497 equity units, each unit comprised of one common share and a two-year warrant, to Newmont Capital, and Newmont Capital retains a 1.5% net smelter returns royalty. In addition, we completed 8,055 feet of drilling before October 7, 2004, as required by the underlying agreement. We may terminate this agreement at any time. After October 7, 2006, Newmont Capital has a one-time right to acquire a 51% interest in the project, by paying to us twice the amount that we have spent on the project, including acquisition costs. In the event that Newmont Capital exercises this right, Newmont Capital will relinquish its 1.5% net smelter returns royalty (see also Consolidated Financial Statements—Note 6).

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

We completed a five-hole reverse circulation program totaling 4,003 feet in November 2003. The results indicate the presence of a new zone of bulk mineralization approximately 200 feet east of the known core of mineralization. We completed 4,070 feet of reverse circulation drilling in 2004, and the results indicate potential bulk-mineable gold mineralization and the down-dip extension of higher-grade gold mineralization.

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

On May 23, 2003, we executed a purchase agreement with Newmont Capital, which includes both the Hasbrouck property and the Three Hills property, which lies approximately 4.5 miles to the north-northwest. Terms of the purchase included a $50,000 cash payment on signing and $200,000 or, at our discretion, the equivalent in our Common Shares one year after signing. In June and July 2004, we issued to Newmont Capital an aggregate 50,475 Common Shares at a deemed per share price of $3.96. The value of the Common Shares was based on the average AMEX closing price of the Common Shares over the ten-trading-day period ending one day before the first anniversary of the agreement. Newmont Capital, at its option, will retain either: (a) a 2% net smelter returns royalty in each project together with the right to a $500,000 cash payment at the start of commercial production at either project and a further $500,000 cash payment if, after the start of commercial production, the gold price averages $400 per ounce or more for any three-month period; or (b) the right to acquire 51% of either or both projects. The latter right would be exercisable only after the later of four years or the time when we have incurred aggregate expenditures of $1.0 million to acquire, explore and hold the projects and would include Newmont Capital paying to us cash equaling 200% of the expenditures made by us on the related property. In this event, Newmont Capital would become operator of a joint venture with us, and both parties would fund the project through to a production decision. Our contribution to the joint venture during this period is capped at $5.0 million, $3.0 million of which Newmont Capital would finance for us and recover, with interest, exclusively from related project cash flows. We would also grant Newmont Capital a right of first offer with respect to subsequent sale of the projects by Vista Gold. An additional 1.5% net smelter royalty on the Hasbrouck property is held by a private party.

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

A third-party technical study was completed for us by MDA of Reno, Nevada on August 29, 2003. The Hasbrouck study was developed using data from 54,339 feet of drilling, principally comprised of 105 reverse circulation holes totaling 44,400 feet and 22 rotary drill holes totaling 8,980 feet. The drilling database was compiled from work performed by FMC Gold Co., Cordex Syndicate and Franco Nevada Inc. between 1974 and 1988. Based on this study, mineralized material above a cut-off of 0.010 ounces of gold per ton is 20.3 million tons with an average grade of 0.023 ounces of gold per ton and 0.32 ounces of silver per ton.

Three Hills

Three Hills is located in southwestern Nevada about 1 mile west of the town of Tonopah in Esmeralda County, Nevada, and about 4.5 miles northwest of the Hasbrouck property described above. Three Hills consists of 15 unpatented lode claims totaling approximately 201 acres.

On May 23, 2003, we executed a purchase agreement with Newmont Capital, which included both the Hasbrouck property and the Three Hills property. The terms of this agreement are detailed under the Hasbrouck description above.

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

MDA of Reno, Nevada, completed a third-party technical study for Vista Gold on August 29, 2003. The Three Hills study included data from 62,874 feet of drilling, comprised of 183 reverse circulation holes totaling 54,657 feet, 45 air-track and rotary holes totaling 6,320 feet and 9 diamond drill holes totaling 1,897 feet. The drilling was completed by Echo Bay Mines Ltd., Eastfield Resources, Saga Exploration and Cordex Syndicate between 1974 and 1996. Based on this study, mineralized material above a cut-off of 0.01 ounces of gold per ton was 5.7 million tons with an average grade of 0.023 ounces of gold per ton.

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

On August 1, 2003, we executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. During a due diligence period leading up to the signing of the purchase agreement, we made payments to the owner, Sr. Enrique Gaitan Maumejean, totaling $100,000, and upon exercising our option to complete the purchase, paid an additional $200,000. On August 4, 2004, we issued 138,428 Common Shares to Sr. Gaitan in satisfaction of the scheduled payment of $500,000, which could be made in cash or Common Shares at our discretion. An additional $500,000 in cash will be paid by way of $100,000 payments on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. A payment of $100,000 was made in 2005. A 2% net smelter returns royalty will be paid to the previous owner and may be acquired by us at any time for $1.0 million. We retain the right to terminate the agreement at any time.

Geology

Guadalupe de los Reyes occurs in a late Cretaceous—to Tertiary-age volcanic sequence of rocks. Gold and silver mineralization has been found along a series of northwesterly and west-northwesterly trending structural zones. Mineralization in these zones is typical of low sulfidation epithermal systems. Eight main target areas have been identified along three major structural zones. Several of these targets have bulk tonnage potential which may be amenable to open-pit mining, including the El Zapote, San Miguel, Guadalupe Mine, Tahonitas, and Noche Buena zones. The El Zapote target occurs in the Mariposa-El Zapote-Tahonitas structural zone on the western side of the project area and has been mapped for a distance of 2 miles. The El Zapote deposit is one of three deposits found along this structural zone, with the inactive underground Mariposa Mine 0.6 miles to the northwest and the Tahonitas prospect 0.3 miles to the southeast. The Guadalupe zone occurs as the northwest extension of the mineralized structures that were developed by underground mining along approximately 3,280 feet of the veins and to some 1,300 feet deep. The Guadalupe zone is found in the northeast portion of the area and has produced the majority of precious metals within the district. The San Miguel and Noche Buena zones are enclosed by the same northwestern trending structure in between the El Zapote-Mariposa and the Guadalupe structures.

A third-party technical study was performed for Vista Gold and reported on July 17, 2003, by Pincock, Allen & Holt, of Denver, Colorado, using assay data from 381 reverse circulation drill holes totaling 118,633 feet. The drilling was performed by Northern Crown Mines Limited from 1993 to 1997. Based on this study, mineralized material above a cutoff grade of 0.016 ounces of gold per ton is 7.0 million tons averaging 0.040 ounces of gold per ton and 0.67 ounces of silver per ton.

F.W. Lewis, Inc. Properties

On December 13, 2005, all as previously reported, the Corporation's subsidiary Victory Gold Inc. ("Victory Gold"), acquired all of the outstanding shares of F.W. Lewis, Inc., the assets of which include 55 mineral properties in Nevada and Colorado. The acquisition was made by exercise of a purchase option originally held by Century Gold LLC ("Century Gold") of Spring Creek, Nevada. Century Gold assigned the option to Victory Gold pursuant to an assignment and assumption agreement effective December 9, 2005. Under the terms of the assignment agreement, we paid Century Gold $150,000 in cash and also reimbursed Century Gold for the $250,000 it paid the owners of F.W. Lewis, Inc. toward the option exercise price of $5.1 million. In addition, we issued to Century Gold 250,000 Common Shares in Vista Gold valued at $1.218 million. To complete the exercise of this option, we paid the owners of F.W. Lewis, Inc., the remaining $4.85 million of the outstanding purchase price. Century Gold retained a 100% interest in two properties and a 50% interest in two other properties. The 53 properties retained by Vista Gold include a total of 9,280 acres of patented and 11,616 acres of unpatented mineral claims, the majority having gold, silver or copper discoveries or old mines located on the properties.

F.W. Lewis, Inc. (now owned by our subsidiary Victory Gold) owns a production royalty interest in the Hycroft Mine. The production royalty (applying to approximately 70% of the reported reserves) is 5% Net Smelter Return ("NSR") on gold and 7.5% NSR on other minerals, including silver. The production royalty on gold escalates on ore over 0.05 ounces per ton (opt) to a maximum of 10% NSR on ore grades over 0.14 opt. With the acquisition of F.W. Lewis, Inc., we are no longer subject to payment of this royalty to an outside party.

Included in the package (100% retained by us) is a property in the Battle Mountain, Nevada Mining District, adjacent to and on trend with Newmont's Phoenix-Fortitude property, although similar mineralization cannot be assured. This property is subject to pre-existing agreements with Madison Minerals Inc. (formerly Madison Enterprises Corp.) and Great American Minerals Exploration (Nevada) LLC. These agreements involve payments of $3,000 per month minimum royalty payments to Victory Gold, minimum exploration commitments of $250,000 per year, and an option to purchase the property for $2.0 million payable by December 31, 2007, with a retained 5% gross royalty on gold and a 4% NSR royalty on other metals, and with annual advance minimum royalty payments of $60,000 commencing on exercise of the purchase option. Madison and Great American also have an option to purchase the royalties from Victory Gold for $4.0 million in the first year following the date of exercise of the purchase option and escalating by $500,000 each year thereafter.

We plan to review the geology and exploration potential and prioritize the properties during 2006 for possible venture opportunities.

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

On December 11, 2003, we reached an agreement, as amended during 2004 and 2005, to sell the Amayapampa project to Luzon Minerals Ltd. ("Luzon") of Vancouver, British Columbia, Canada. In January 2005, we announced that Luzon had informed us that it wished to exercise its option to purchase the Amayapampa project. Please see "Item 1. Business—Significant Developments in 2005—Amendments to Agreement to Sell Amayapampa".

Geology

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

In 2000, an updated and additional optimization study was completed on a feasibility study originally completed in 1997. Based on a technical study completed by Mine Reserve Associates, Inc., an independent consultant, total mineralized material was 14.2 million tons with an average grade of 0.047 ounces of gold per ton. Included in this mineralization were proven and probable reserves of 10.2 million tons grading 0.051 ounces per ton, containing 526,000 ounces of gold. The reserve calculation was based on a gold price of $300 per ounce. Reserves included extraction dilution of 5% of the tons and 1% of the total ounces. Extraction dilution does not result in any losses of recoverable gold.

Luzon continues to conduct technical studies to lead to the development of the project.

ITEM 3.    LEGAL PROCEEDINGS.

Except as described below, we are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which is, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

Estanislao Radic

In April 1998, a legal dispute was initiated in Bolivia by a Mr. Estanislao Radic ("Radic") who brought legal proceedings in the lower penal court against Mr. Raul Garafulic ("Garafulic") and the Corporation, questioning the validity of the Garafulic's ownership of the Amayapampa property. Further information is contained in our Annual Report on Form 10-K for the year ended December 31, 2002. We do not anticipate that this dispute will result in any material adverse impact on us or the value of our holdings in Bolivia; however, in the interest of full disclosure, this matter is reported herein.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, by Vista Gold during the quarter ended December 31, 2005.

EXECUTIVE OFFICERS OF THE CORPORATION

As of December 31, 2005, we had three executive officers, namely Michael B. Richings, President and Chief Executive Officer, Gregory G. Marlier, Chief Financial Officer, and Howard M. Harlan, Vice President—Business Development. Information as to Mr. Richings, Mr. Marlier and Mr. Harlan is set forth below.

Name, Position and Age	Held Office Since	Business Experience During Past Five Years
Michael B. Richings President, Chief Executive Officer and Director Age—61	May 25, 2004	President and Chief Executive Officer of Vista Gold Corp. from May 25, 2004 to present; former President and Chief Executive Officer of Vista Gold Corp. from June 1995 to September 2000.
Gregory G. Marlier Chief Financial Officer Age—56	June 1, 2004	Chief Financial Officer of Vista Gold Corp. from June 1, 2004 to present; Chief Financial Officer of Pacific Western Technologies, Ltd. from 2000 to 2004.
Howard M. Harlan Vice President, Business Development Age—62	November 9, 2004
Vice President, Business Development of Vista Gold Corp. from November 9, 2004 to present; Manager of Corporate Administration of Vista Gold Corp. from September 2003 to November 2004; Land Manager of LaFarge West Inc. from February 2002 to September 2003; Consultant from March 2001 to February 2002; Business Analyst of Luzenac America Inc. from June 2000 to March 2001.

None of the above executive officers has entered into any arrangement or understanding with any other person pursuant to which he was or is to be appointed or elected as an executive officer of Vista Gold Corp. or a nominee of any other person.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Shares

The Common Shares of Vista Gold Corp. are listed on the American Stock Exchange and the Toronto Stock Exchange under the symbol VGZ. The following table sets out the reported high and low sale prices on the American Stock Exchange and on the Toronto Stock Exchange for the periods indicated as reported by the exchanges.

		American Stock Exchange (US$)		The Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2004	1st quarter	6.19	3.91	7.99	4.92
	2nd quarter	5.75	3.35	7.55	4.51
	3rd quarter	4.36	3.18	5.72	4.14
	4th quarter	4.85	3.75	5.80	4.55
2005	1st quarter	4.27	3.30	6.00	4.01
	2nd quarter	3.94	2.76	4.89	3.45
	3rd quarter	4.50	3.43	5.40	4.15
	4th quarter	5.35	3.90	6.25	4.36

On March 27, 2006, the last reported sale price of the Common Shares of Vista Gold on the American Stock Exchange was $5.45 and on the Toronto Stock Exchange was CDN $6.35. As at March 27, 2006, there were 21,957,287 Common Shares issued and outstanding, and we had 1,035 registered shareholders of record.

Dividends

We have never paid dividends. While any future dividends will be determined by our directors after consideration of our earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with the ongoing acquisition, exploration and evaluation programs of Vista Gold.

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

Certain Canadian Income Tax Considerations for U.S. Residents

The following is a general summary of certain Canadian federal income tax consequences of the ownership and disposition of Common Shares generally applicable to holders of Common Shares who (i) are residents of the United States for the purposes of the Canada-United States Income Tax Convention (1980), as amended (the "Convention"), (ii) are not resident in Canada for the purposes of the Canadian Tax Act (as defined below), (iii) hold their Common Shares as capital property, (iv) deal at arm's length with Vista Gold, and (v) do not use or hold, and are not deemed to use or hold, their Common Shares in a business carried on in Canada. In this summary, these holders of Common Shares are referred to as U.S. Residents. Generally, Common Shares will be considered to be capital property to a holder as long as the holder acquired the shares as a long-term investment, is not a trader or dealer in securities, did not acquire, hold or dispose of such shares in a transaction considered to be an adventure or concern in the nature of trade (i.e. speculations) and does not hold such shares as inventory in the course of carrying on a business. Special rules, which are not discussed below, may apply to a U.S. Resident which is an insurer that carries on business in Canada and elsewhere.

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

Disposition of Common Shares

A U.S. Resident will not be subject to tax under the Canadian Tax Act in respect of any capital gain realized by such U.S. Resident on a disposition of Common Shares unless the Common Shares constitute "taxable Canadian property" (as defined in the Canadian Tax Act) of the U.S. Resident at the time of disposition. As long as the Common Shares are listed on a prescribed stock exchange (which currently includes the Toronto Stock Exchange and American Stock Exchange), the Common Shares generally will not constitute taxable Canadian property of a U.S. Resident unless, at any time during the 60-month period immediately preceding the disposition, the U.S. Resident, persons with whom the U.S. Resident did not deal at arm's length, or the U.S. Resident together with all such persons, owned or was considered to own 25% of more of the issued shares of any class or series of shares of the capital stock of the Corporation.

If the Common Shares are taxable Canadian property to a U.S. Resident at the time of disposition, any capital gain realized on the disposition of such Common Shares will, according to the Convention, generally not be subject to Canadian federal income tax unless the value of the shares of the Corporation at the time of the disposition is derived principally from "real property situated in Canada" within the meaning set out in the Convention. A U.S. Resident whose Common Shares are taxable Canadian property should consult their own advisors.

Taxation of Dividends on Common Shares

Under the Canadian Tax Act, dividends on Common Shares paid or credited, or deemed to be paid or credited, to a U.S. Resident will be subject to Canadian withholding tax at a rate of 25% (subject to reduction under the provisions of the Convention) of the gross amount of the dividends. Currently, under the Convention, the rate of Canadian withholding tax generally applicable to dividends paid or credited to a U.S. Resident is: 15% of the gross amount of the dividends. In addition, under the Convention, dividends may be exempt from Canadian non-resident withholding tax if paid to certain U.S. Residents that are qualifying religious, scientific, literary, educational or charitable tax-exempt organizations and qualifying trusts, companies, organizations or arrangements operated exclusively to administer or provide pension, retirement or employee benefits that are exempt from tax in the United States and that have complied with specific administrative procedures.

Unregistered Sales of Equity Securities

Our unregistered sales of equity securities during 2005 have previously been reported in reports filed with the Commission, except as follows: on December 7, 2005, we entered into a non-binding letter of intent with Quest Capital Corp. ("Quest Capital") pursuant to which Quest Capital agreed to provide a $2.0 million bridge credit facility to us. We issued 15,000 Common Shares to Quest Capital as consideration for their agreement to provide the credit facility. In view of our private placement financing completed in February 2006 (see "Item 1.—Business—Subsequent Event—Private Placement Financing"), we have not entered into the contemplated credit agreement with Quest Capital. The issuance to Quest Capital, an accredited investor as defined under the Securities Act of 1933 (the "Act"), was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 6.    SELECTED FINANCIAL DATA.

The selected financial data in the table below have been selected in part, from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in Canada. The selected financial data should be read in conjunction with those financial statements and the notes thereto.

	Years ended December 31
	2005	2004	2003	2002	2001
	(U.S. $000's, except loss per share)
Results of operations
Gold revenues	$—	$—	$—	$—	$890
Net loss before write-downs	4,584	4,924	2,745	2,775	3,275
Net loss	4,584	4,924	2,745	2,775	3,275
Basic and diluted loss per share (restated for years prior to 2002, see Consolidated Financial Statements—Note 9)	0.24	0.31	0.22	0.41	0.72
Financial position
Working capital	$2,642	$6,570	$6,077	$3,507	$(199)
Total assets	37,999	32,788	26,280	20,688	13,889
Long-term debt and non-current liabilities	4,144	4,188	4,169	4,665	3,134
Shareholders' equity	33,403	28,344	21,703	15,425	9,401

Had our consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would have been reported as follows (see also Note 18 of the Consolidated Financial Statements).

	Years ended December 31
	2005	2004	2003	2002	2001
	(U.S. $000's, except loss per share)
Results of operations
Gold revenues	$—	$—	$—	$—	$971
Net loss before write-downs	5,353	5,897	3,380	5,773	3,194
Net loss	5,353	5,897	3,380	5,773	3,194
Basic and diluted loss per share (restated for years prior to 2002, see Consolidated Financial Statements—Note 9)	0.28	0.38	0.26	0.85	0.70
Financial position
Working capital	$2,738	$6,644	$6,307	$3,507	$(349)
Total assets	26,825	22,775	18,086	12,814	6,102
Long-term debt and non-current liabilities	4,144	4,188	4,169	4,665	3,134
Shareholders' equity	22,229	18,331	13,509	7,551	1,614

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2005, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference to Note 18 to the consolidated financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Overview

We are engaged in the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects with the aim of adding value to the projects. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the mineralized material. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling or introducing technological innovations. We expect that emphasis on gold project acquisition and improvement will continue in the future.

Our holdings include the Maverick Springs, Mountain View, Hasbrouck, Three Hills and Wildcat projects and the Hycroft mine, all in Nevada; the Long Valley project in east central California; the Yellow Pine project in Idaho; the Paredones Amarillos and the Guadalupe de los Reyes projects in Mexico; the Amayapampa project in Bolivia; the Awak Mas project in Indonesia; and properties acquired in connection with the December 2005 acquisition of F. W. Lewis, Inc., which includes patented and unpatented mining claims on 50 properties in Nevada and three properties in Colorado. We also own several exploration claims in Canada and approximately 25% of the shares of Zamora Gold Corp., a company exploring for gold in Ecuador. Effective March 1, 2006, we agreed to purchase the Mt. Todd gold mine in Northern Territory, Australia (see Consolidated Financial Statements—Note 20).

Outlook

Gold prices started 2005 at $426 per ounce and finished the year at $513 per ounce as quoted on the London Exchange. This rise of approximately 20% during the year reflected factors such as rising oil prices, global instability, real and threatened terrorism activities, the war in Iraq, and the rise and demand for investment and jewelry. Current prices are at a 25-year high and no assurance can be given that such prices will be sustained.

At the end of 2005, we owned or controlled twelve properties containing mineralized material. We expect that emphasis on gold project acquisition will continue in the future. In addition, through exploration drilling and engineering studies, we believe that additional value can be added to most of the projects by advancing them closer to a production decision.

We do not currently generate operating cash flows. Subject to sustained gold prices, we expect to generate revenues and cash flows in the future. We may generate revenues and cash flows from our portfolio of gold projects by several means, including but not limited to options or leases to third parties, joint venture arrangements with other gold producers, outright sales for cash and/or royalties, or project development and operation.

With respect to our current property holdings, aggregate expenditures for purchase installments, to maintain options and conduct exploration activities are currently anticipated being approximately $627,600 in 2006 and $677,600 in 2007. At present, we would anticipate raising funds to meet these long-term obligations through equity private placements, or joint venture efforts or sale of properties currently controlled. In subsequent years, we anticipate that we will need to raise additional capital to meet property purchase installment obligations and scheduled payments on those properties that we decide to retain under option. Further, additional capital would be necessary to acquire properties and conduct exploration drilling and re-engineering studies on current and newly acquired properties. However, there can be no assurance that we will be successful in efforts to raise additional capital.

Results from Operations

Summary

Our 2005 consolidated net loss was $4.6 million or $0.24 per share compared to the 2004 consolidated net loss of $4.9 million or $0.31 per share for a net decrease of $0.3 million. The decrease of $0.3 million in 2005 is primarily due to decreased stock-based compensation expense of $0.6 million resulting from fewer stock option grants during 2005 as compared to 2004 and increased interest income of $0.2 million due to increased investment in our liquid savings account, partially offset by increased exploration and property evaluation costs of $0.1 million and increased general and administrative costs of $0.2 million.

As compared to a consolidated net loss of $2.7 million or $0.22 per share in 2003, the 2004 consolidated net loss increased by $2.2 million. The increase in 2004 includes a stock option charge of $1.0 million resulting from the adoption of the Canadian Institute of Chartered Accountants ("CICA") standard, CICA 3870 which requires the fair-value of stock compensation for employees to be expensed; an increase of $0.7 million for exploration, property evaluation and holding costs; increased general and administrative costs of $0.2 million; and increased investor relations costs of $0.2 million.

Gold production and revenue

The Hycroft mine is on care and maintenance. Mining activities were suspended at Hycroft in 1998 and, as expected, gold production has ceased. Effective at the beginning of fiscal 2002, gold production was considered incidental to the activities at the Hycroft mine and reporting the associated sales proceeds as revenue was no longer warranted. Accordingly, gold revenues in 2005, 2004 and 2003 therefore were nil. Gold production costs, which were offset by proceeds received from gold sales of $0.3 million in 2003 are no longer recorded as production costs, but are accounted for as exploration, property evaluation and holding costs. Recorded 2005, 2004 and 2003 production costs are therefore nil.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased approximately $0.1 million from $1.7 million in 2004 to $1.8 million in 2005. Exploration costs increased $0.2 million from $0.2 million in 2004 to $0.4 million in 2005. Hycroft holding costs decreased slightly, from $1.3 million in 2004 to $1.2 million in 2005. Other property holding costs associated with the care and maintenance of Paredones Amarillos and Minera Nueva Vista increased slightly, from $0.2 million in 2004 to $0.3 million in 2005.

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

Corporate administration and investor relations

Corporate administration and investor relations was $2.3 million in 2005 compared to $2.1 million in 2004, representing an increase of $0.2 million. This increase reflects the continuation of our comprehensive investor relations program which, in 2005, included a mass marketing campaign of $0.3 million.

Corporate administration and investor relations costs were $2.1 million in 2004 compared to $1.6 million in 2003, representing an increase of $0.5 million. This increase is the result of a more comprehensive investor relations program, the cost of which increased $0.2 million from 2003, and a $0.3 million increase in general expenses and payroll costs with the addition of personnel and the use of consultants during the year.

Depreciation and amortization

Depreciation, depletion and amortization were approximately $0.2 million in each of 2005, 2004 and 2003. In each case, there was no significant change in the depreciation, depletion and amortization costs from the previous year.

Other Income and Expenses

Provisions for reclamation and mine closure costs

During 2005, there were no costs associated with mine closure costs or reclamation provisions. During 2004, we increased our accrued mine closure costs by $14,000 for employee severance accruals. With consideration given to this increase, the accrued reclamation obligation and mine closure costs at year-end 2004 was $4.19 million as compared to $4.17 million in 2003.

As previously noted, effective January 1, 2003, we have adopted the new accounting standard for asset retirement obligations, CICA 3110. We regularly review the fair value of reclamation obligation estimates where any increase in the fair value of the estimate will be recorded in the period in which the increase is incurred. The application of this standard did not result in an increase in the reclamation obligations during the year 2003.

Stock-based compensation

On January 1, 2004, we retroactively adopted, without restatement of prior years, the fair value method of accounting for stock-based compensation, CICA 3870. This standard requires that we record compensation expense on the granting of all stock-based compensation awards, including stock option grants to employees, calculated using the fair-value method. The adoption of the fair value method resulted in a cumulative increase of $971,000 to the opening deficit at January 1, 2004 and increases of $139,000 and $832,000 to common share capital and stock options, respectively, at January 1, 2004. Previously we recorded only those expenses associated with stock options granted to non-employees based upon the fair value on the earlier date of completion of performance or vesting of the options granted. We did not record any compensation cost on grants of stock options to employees and directors prior to January 1, 2004.

During the twelve months ended December 31, 2005, 85,000 stock options, vesting over a period of two years (42,500 in each year), were issued to employees of Vista Gold and have been recorded, using the Black-Scholes option pricing model, at an estimated fair market value of $140,688. Of this amount, $116,967 represents the fair-market value of the 42,500 options immediately vested and $23,721 represents the amortization during 2005 of the 42,500 options vesting over time. In addition, compensation expense of $278,559 was recognized during 2005, for options granted in prior years and vesting over time. Also, during 2005 5,000 stock options granted to employees in November 2004 were cancelled before they were fully vested. Amortization of $4,615 that was originally recorded as stock-based compensation expense has been reversed, accordingly.

During the twelve months ended December 31, 2005 we did not grant any stock options to non-employee consultants.

During the twelve months ended December 31, 2004, we granted 308,000 stock options to directors, officers and employees valued, using the Black-Scholes option pricing model, at $527,985. Also, during 2004, compensation expense of $202,858 was recognized for options granted in prior years and vesting over time.

During 2004, we granted 115,000 stock options to non-employees valued at $328,760 compared to 10,000 options granted to non-employees in 2003 valued at $28,941. We valued the granted options in both 2004 and 2003 using the Black-Scholes model.

Loss/Gain on disposal of marketable securities

In 2005, we realized a gain on disposal of marketable securities of $40,000, compared to a loss of $5,000 in 2004. In 2004, we realized a loss on disposal of marketable securities of $5,000, compared to a gain of $149,000 in 2003.

In March of 2003, a $33,000 write-down to fair-market value was made to reflect an estimated $103,000 fair-market value of our 628,931 common shares of Golden Phoenix Minerals, Inc. ("GPMI") received in 2002 in connection with our facilitation of the USF&G settlement that year. During the remainder of 2003, we liquidated the 628,931 shares of GPMI resulting in a gain of $92,000.

Additionally, we obtained 385,000 common shares of Esperanza Minerals ("Esperanza") valued at $39,755 in February 2003. As of December 31, 2003, we held 300,000 of the Esperanza shares with a book value of $31,000. A gain of $57,000 on the sale of 85,000 Esperanza shares was realized in 2003.

In 2004, we acquired 150,000 common shares of Sub-Sahara Resources NL valued at $11,445. During the year ended December 31, 2004, we sold all of the common shares of Sub-Sahara Resources NL for a realized loss of $8,025 and also sold 10,000 common shares of Esperanza for a realized gain of $3,107.

At December 31, 2005, we held marketable securities available for sale with a book value of $468,355. We purchased the securities for investing purposes with the intent to hold the securities until such time that it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment.

Gain on disposal of assets

Net gains of $7,000 on disposal of assets were recorded in 2005 as compared to net gains of $8,000 in 2004, in both cases resulting from the sale of equipment at the Hycroft mine. We did not realize any net gains or losses on asset sales in 2003.

Loss on foreign currency translation

Foreign currency translation losses of $4,000 were incurred in 2005 compared to no losses or gains in 2004, and a loss of $44,000 in 2003. The decrease of $44,000 is related to property obligation accruals and payments in 2003. These transactions include the accrual of a CDN $500,000 liability for the purchase of the Paredones Amarillos project in 2002 and the subsequent payment of the liability in 2003.

Interest income and expense

During 2005, 2004, and 2003, we did not incur any interest expense as we had no commercial debt during these years.

During 2005, we realized $253,000 in interest income as compared to $80,000 in 2004 and $40,000 in 2003. The increase of $173,000 in 2005 is primarily attributable to interest earned on the Hycroft mine restricted cash account (see Consolidated Financial Statements — Note 3) of $136,610 in 2005 as compared to $33,354 in 2004 and nil in 2003. Also contributing to the increase in interest income are carryover balances from the 2004 equity private placement completed in September 2004 which raised approximately $6.5 million. As well, we had higher cash balances available to be invested in a liquid savings account, reflecting funds raised from private placements and warrant and option exercises during 2005 as follows: approximately $7.2 million from the equity private placement completed in September 2005, as well as $750,000 from the residual exercise of warrants related to the 2002 and 2003 private placements and $25,000 from the exercise of stock options.

The increase of $40,000 in 2004 compared to 2003 is attributable to additional cash of approximately $6.5 million being raised from the equity private placement completed in September 2004, as well as $1.5 million from the residual exercise of warrants related to the 2002 and 2003 private placements, $1.6 million from the exercise of warrants related to the acquisition of Paredones Amarillos and $734,000 from the exercise of stock options. During 2003, the Corporation raised approximately $3.4 million from an equity private placement completed in February 2003 as well as $597,000 from the residual exercise of warrants related to the 2002 and 2003 private placements and $339,000 from the exercise of stock options.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Net cash used in operating activities was $3.4 million in both 2005 and 2004 and was $3.0 million in 2003. The increase of $0.4 million in 2004 from 2003 can be attributed to administrative costs, property acquisitions and professional fees incurred during the year.

Investing Activities

Net cash used in investing activities in 2005 was $8.4 million compared to $6.1 million in 2004 and $3.0 million in 2003. The increase of $2.3 million can be attributed to a decrease of $3.1 million in expenditures for the restricted cash account that was established in 2004; a decrease of $1.5 million due to a premium payment in 2004 for the Hycroft reclamation bond; and an increase of $6.9 million for the acquisitions of subsidiaries net of cash, reflecting the acquisition of the Awak Mas project for $1.6 million, and $5.3 million cash expended as partial consideration for the acquisition of F. W. Lewis, Inc. properties in 2005. There were no comparable acquisition transactions in 2004.

The increase of $3.1 million in 2004 can be attributed primarily to the expenditure of $1.7 million for the reclamation premium for bonding at the Hycroft mine. Cash used for property expenditures was $1.1 million in 2004 compared to $1.5 million in 2003. Cash property expenditures for 2004 included the acquisition costs of $200,000 for the Yellow Pine and Long Valley projects. Option payments for the Maverick Springs, Mountain View and Wildcat projects accounted for $475,000 of the cash usage. Exploration and land holding costs were $916,000 for all projects. These cash expenditures are offset by cost recoveries during 2004 of $510,000 pursuant to the Maverick Springs gold/silver joint venture and option payments received from a third party for the potential acquisition of Amayapampa.

In 2004, we invested $53,000 for the acquisition of marketable securities and received proceeds of $8,000 from related sales of marketable securities acquired in that year and in prior years.

In addition, $3.3 million cash was set aside in a restricted account for increased bond requirements at Hycroft in 2004, which was $1.7 million in 2003.

Financing Activities

We received net cash from financing activities of $7.9 million in 2005 compared to net cash provided from financing activities of $9.8 million in 2004 and $8.1 million in 2003.

In September 2005, we completed a $7.8 million private placement financing consisting of 2,168,812 equity units, each priced at $3.60. Each equity unit consisted of one common share and one warrant (See Consolidated Financial Statements — Note 9). These gross proceeds were offset by a 6% cash finder's fee totaling $468,463 paid in connection with the private placement. We also issued as a finder's fee 216,881 warrants, that number being 10% of the number of units issued in the private placement. The value of the warrants issued as a finder's fee, using the Black-Scholes method, is $401,000. We also paid direct costs connected with this private placement of $175,457, for net proceeds of $7.2 million.

We completed a $6.5 million private placement financing in September 2004 consisting of 1,966,456 equity units, each priced at $3.30. Each equity unit consisted of one common share and one warrant (See Consolidated Financial Statements — Note 9). These gross proceeds were offset by a 5% cash finder's commission totaling $324,465 paid in connection with the private placement and direct costs connected with this private placement of $131,535, for net proceeds of $6.1 million.

Warrants exercised during 2005 produced cash proceeds of $750,000 as compared to $3.1 million in 2004 and $4.9 million in 2003. During 2005, $286,000 in cash proceeds was from exercises of the February 2003 private placement warrants as compared to $601,000 in 2004 and $596,000 in 2003. Also during 2005, $464,000 in cash proceeds was from exercises of the February 2002 private placement warrants as compared to $628,000 in 2004 and $1.5 million in 2003. During 2004, the remaining December 2002 private placement warrants were exercised for cash proceeds of $287,000 and in 2003 warrant exercises from this private placement produced cash of $2.8 million. (See Consolidated Financial Statements — Note 9) Also in 2004, exercises of warrants issued by the Corporation as partial consideration for the acquisition of Minera Paredones Amarillos resulted in cash proceeds of $1.6 million.

The exercise of stock options produced cash of $25,000 during 2005 as compared to $734,000 during 2004 and $339,000 in 2003.

Liquidity and Capital Resources

At December 31, 2005, our total assets were $38.0 million as compared to $32.8 million and $26.3 million for 2004 and 2003, respectively. Long-term liabilities as of December 31, 2005, totaled $4.1 million as compared to $4.2 million in 2004 and $4.2 million in 2003. At the same date in 2005, we had working capital of $2.6 million compared to $6.6 million in 2004 and a $6.1 million in 2003.

Our working capital of $2.6 million as of December 31, 2005, decreased from 2004 by $4.0 million as compared to an increase from 2003 to 2004 of $0.5 million. The principal component of working capital for both 2005 and 2004 is cash and cash equivalents of $2.0 million and $5.9 million, respectively. Other components include marketable securities (2005 — $468,000; 2004 — $140,000), notes and accounts receivable (2005 — $68,000; 2004 — $345,000) and other liquid assets (2005 — $531,000; 2004 — $425,000). The decrease of $4.0 million in working capital from 2005 to 2004 relates to cash proceeds received from the September 2005 private placement warrants and stock options; offset by the acquisition of two subsidiaries and cash used in operations. At December 31, 2005, we held no debt with banks or financial institutions. Remaining amounts for liabilities at year-end 2005 are related to trade and corporate administration.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Annual Report on Form 10-K.

Contractual Obligations

With respect to contractual obligations, we have commitments relating to our leasehold obligations totaling $76,758 over three years (2006 — $56,198; 2007 — $59,064; 2008 — $47,220).

Major cash commitments in 2005 are related to exploration, property evaluation, holding costs, corporate administration and investor relations costs of approximately $3.6 million, capitalized property options and expenditure commitments and acquisitions of properties of approximately $8.2 million, for an aggregate cash usage of approximately $11.8 million.

As of December 31, 2005, warrants outstanding to purchase Common Shares of Vista Gold totaled 6,897,244 with a weighted average exercise price of $3.66 and potential gross proceeds of $25.2 million.

Summary of Quarterly Results and 4th Quarter Review

2005	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net loss	$(1,206)	$(970)	$(1,450)	$(958)
Basic and diluted price per share	(0.06)	(0.05)	(0.08)	(0.05)
2004	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net loss	$(1,340)	$(1,047)	$(1,391)	$(1,146)
Basic and diluted price per share	(0.08)	(0.07)	(0.09)	(0.08)

Transactions with Related Parties

Maverick Springs

On June 9, 2003, we entered into an agreement granting Silver Standard Resources Inc. ("SSRI") an option to acquire our interest in the silver mineralized material hosted in the Maverick Springs project. We will retain our 100% interest in the gold mineralized material. The agreement with SSRI is subject to the terms of the purchase agreement between Newmont Mining Corporation and us. Under the agreement, SSRI was to pay $1.5 million over four years, of which $949,823 was paid to us in 2003, $428,481 in 2004 and $144,285 in 2005, completing the $1.5 million obligation. Since SSRI has satisfied the $1.5 million obligation, all costs incurred for Maverick Springs are now being shared by the two corporations as stated below. SSRI and Vista Gold have formed a committee to jointly manage exploration of the Maverick Springs project. We are the operator and have a 45% vote on the committee, and SSRI has a 55% vote. Since SSRI has completed its $1.5 million in payments, future costs will be shared by the two corporations on the same ratio as established for operation of the management committee: Vista Gold 45% / SSRI 55%, subject to standard dilution provisions. (See also Consolidated Financial Statements — Notes 6 and 19).

Subsequent Events

Private Placement Financing

In February 2006, we announced the closing of a non-brokered private placement financing. We raised gross proceeds of $3,280,904 from the sale of 649,684 units priced at $5.05 per unit. Each unit consists of one common share and one warrant. Each warrant will entitle the holder to acquire one common share at an exercise price of $6.00 for a period of two years from the date of issue. See the Consolidated Financial Statements — Note 20.

Acquisition of Mt. Todd Gold Mine, Northern Territory, Australia

As previously reported, effective March 1, 2006, Vista Gold Corp. and its subsidiary Vista Gold Australia Pty Ltd. entered into agreements with Ferrier Hodgson, the Deed Administrators for Pegasus Gold Australia Pty Ltd. ("Pegasus"), the government of the Northern Territory of Australia and the Jawoyn Association Aboriginal Corporation ("JAAC") and other parties named therein, subject to regulatory approvals, to purchase the Mt. Todd gold mine (also known as the Yimuyn Manjerr gold mine) in the Northern Territory, Australia. Under these agreements, Vista Gold Corp. is guarantor of the obligations of its subsidiary Vista Gold Australia Pty Ltd. ("Vista Australia" and with Vista Gold Corp., referred to as "Vista Gold" in summaries of agreement terms herein).

As part of the agreements, Vista Gold has agreed to pay Pegasus approximately $743,000 and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory's costs of management and operation of the Mt. Todd site up to a maximum of approximately $278,625 during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years. Additionally, Vista Gold Corp. is to issue its Common Shares with a value of CDN. $1.0 million (amounting to 177,053 Common Shares) as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production. Other agreement terms provide that Vista Gold will undertake a technical and economic review of the mine and possibly form one or more joint ventures with the JAAC. We anticipate that the transactions contemplated under the agreements will be completed and effective by July 2006. The amounts set forth above have been transferred to escrow accounts and will be released at that time. See the Consolidated Financial Statements — Note 20.

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

Mineral properties

Mineral property acquisition costs and exploration costs are recorded at cost and are deferred until the viability of the property is determined. General overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. If a project would be put into production, capitalized costs would be depleted on the unit of production basis.

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

Asset retirement obligation and closure costs

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

Stock-based compensation and other stock-based payments

On January 1, 2004, the Corporation retroactively adopted, without restatement of prior years, the fair value method of accounting for stock-based compensation, CICA 3870. This standard requires that the Corporation record compensation expense on the granting of all stock-based compensation awards, including stock options grants to employees, calculated using the fair-value method. The adoption of the fair-value method resulted in a cumulative increase of $971,000 to the opening deficit at January 1, 2004, and increases of $139,000 and $832,000 to common share capital and stock options, respectively, at January 1, 2004. Previously, the Corporation recorded only those expenses associated with stock options granted to non-employees and directors prior to January 1, 2004. When an employee or non-employee exercises stock options, then the fair-value of the options on the date of the grant is transferred to common stock. When options are forfeited then the vested fair-value balance of the stock options is transferred to contributed surplus, while any unvested portions are reversed out accordingly. When options expire, the related fair-value is transferred to contributed surplus.

Deferred Stripping Costs

In October 2005, the CICA Emerging Issues Committee (EIC) issued for comment a draft abstract, EIC D56 "Accounting for Deferred Stripping Costs in the Mining Industry". If adopted, this EIC would require stripping costs to be accounted for as variable production costs to be included in inventory unless the stripping activity can be shown to be a betterment of the mineral property, in which case the stripping costs would be capitalized. A betterment occurs when stripping activity increases future output of the mine by providing access to additional sources of reserves. Capitalized stripping costs would be amortized on a units-of-production basis over the proven and probable reserves to which they relate.

As of December 31, 2005 the Corporation did not have any deferred stripping costs. Should EIC D56 be adopted, the Corporation will continue to defer stripping costs of major mine expansions which allow the Corporation to mine reserves not previously included in the reserve base. In 2006, the Corporation does not expect to defer any costs associated with mine expansion.

Non-Monetary Transactions

CICA Handbook Section 3831 "Non-Monetary Transactions" will be applicable to the Corporation commencing with the 2006 financial year. Reporting of the Corporation's results is not expected to be materially effected by this standard.

Derivative Instruments

In January 2005, the Canadian Institute of Chartered Accountants ("CICA") issued three new standards relating to financial instruments. These standards are applicable for fiscal years beginning on or after October 1, 2006. The Corporation is currently reviewing the impact of these new standards. These standards are as follows:

  1.
  Financial Instruments — Recognition and Measurement, Section 3855

    This standard prescribes when a financial asset, financial liability, or non-financial derivative is to be recognized on the balance sheet and whether fair value or cost-based measures are used. It also specifies how financial instrument gains and losses are to be presented.

  2.
  Hedges, Section 3865

    This standard is applicable when a company chooses to designate a hedging relationship for accounting purposes. It builds on the existing Accounting Guideline AcG-13 "Hedging Relationships," and Section 1650 "Foreign Currency Translation," by specifying how hedge accounting is applied and what disclosures are necessary when it is applied.

  3.
  Comprehensive Income, Section 1530

    This standard introduces new rules for the reporting and display of comprehensive income. Comprehensive income, which is currently reported under U.S. GAAP, is the change in shareholders' equity (net assets) of an enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. It includes changes in equity during a period except those resulting from investments by owners and distributions to owners. These items include minimum pension liability adjustments, holding gains and losses on certain investments, gains and losses on certain derivative instruments and foreign currency gains and losses related to self-sustaining foreign operations (cumulative translation adjustment).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are engaged in the acquisition of gold projects and related activities including exploration engineering, permitting and the preparation of feasibility studies. The value of our properties is related to gold price and changes in the price of gold could affect our ability to generate revenue from our portfolio of gold projects.

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

Because we have several exploration operations in North America and South America and in Asia, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations as insignificant monetary amounts are held for immaterial land holding costs related to the properties owned.

We have no debt outstanding, nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management's Responsibility for Financial Information

To the Shareholders of Vista Gold Corp.

The consolidated financial statements are the responsibility of the Board of Directors and management. The accompanying consolidated financial statements of the Corporation have been prepared by management based on information available through March 27, 2006; these consolidated financial statements are in accordance with Canadian generally accepted accounting principles, and have been reconciled to United States generally accepted accounting principles as presented in Note 18.

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

/s/ Michael B. Richings	/s/ Gregory G. Marlier

Michael B. Richings	Gregory G. Marlier
President and Chief Executive Officer	Chief Financial Officer
March 27, 2006	March 27, 2006

PricewaterhouseCoopers LLP Chartered Accountants PricewaterhouseCoopers Place 250 Howe Street, Suite 700 Vancouver, British Columbia Canada V6C 3S7 Telephone +1 604 806 7000 Facsimile +1 604 806 7806

Independent Auditors Report
To the Shareholders of Vista Gold Corp.

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. as of December 31, 2005 and 2004, and the related consolidated statements of operations and deficit and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Vista Gold Corp. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in accordance with accounting principles generally accepted in Canada.

Chartered Accountants
Vancouver, British Columbia
March 17, 2006

Comments by Auditors for United States Readers on Canada-United States Reporting Differences

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the company's financial statements, such as the changes described in note 2 to the financial statements. Our report to the shareholders dated March 17, 2006 is expressed in accordance with Canadian reporting standards which do not require a reference to such a change in accounting principles in the auditors' report when the change is properly accounted for and adequately disclosed in the financial statements.

Chartered Accountants
Vancouver, British Columbia
March 17, 2006

PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and the other member firms of PricewaterhouseCoopers International Limited, each of which is a separate and independent legal entity.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	Years ended December 31,
	2005	2004
	(U.S. dollars in thousands)
Assets:
Cash and cash equivalents	$2,027	$5,916
Marketable securities—Note 13	468	140
Current portion of notes receivable	4	—
Accounts receivable	64	345
Supplies inventory, prepaids and other	481	425
Other current assets	50	—

Current assets	3,094	6,826
Restricted cash—Note 3	5,097	4,961
Mineral properties—Note 6	27,159	18,109
Plant and equipment—Note 7	1,219	1,351
Notes Receivable	8	—
Hycroft reclamation premium costs—Note 8	1,422	1,541

	29,808	21,001

Total assets	$37,999	$32,788

Liabilities and Shareholders' Equity:
Accounts payable	$141	$130
Current portion of capital lease obligations	9	—
Accrued liabilities and other	302	126

Current liabilities	452	256
Capital lease obligations	34	—
Asset retirement obligation and closure costs—Note 8	4,110	4,188

Total liabilities	4,596	4,444

Capital stock, no par value:—Note 9
Preferred—unlimited shares authorized; no shares outstanding
Common—unlimited shares authorized; shares outstanding:
2005—20,785,262 and 2004—17,961,590	158,575	149,747
Warrants—Note 10	401	111
Options—Note 11	1,939	1,538
Contributed surplus	232	108
Deficit	(127,744)	(123,160)

Total shareholders' equity	33,403	28,344

Total liabilities and shareholders' equity	$37,999	$32,788

Commitments and contingencies—Note 12
Subsequent event—Note 20

Approved by the Board of Directors

/s/ John M. Clark John M. Clark Director	/s/ C. Thomas Ogryzlo C. Thomas Ogryzlo Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS

	Years ended December 31,
				Cumulative during Exploration Stage
	2005	2004	2003
	(U.S. dollars in thousands, except share data)
Costs and expenses:
Exploration, property evaluation and holding costs	$1,836	$1,707	$990	$5,175
Corporate administration and investor relations	2,345	2,116	1,626	7,319
Depreciation, depletion and amortization	221	207	212	714
Provision for reclamation and closure costs	—	—	—	1,048
Write-down of mineral properties	76	—	—	76
Cost recoveries related to USF&G lawsuit	—	—	—	(240)
Interest income	(253)	(80)	(40)	(359)
Gain on disposal of assets	(7)	(8)	—	(98)
Other income	(13)	(42)	—	(77)
Stock-based compensation	415	1,019	29	1,488
Loss on currency translation	4	—	44	48
(Gain)/Loss on disposal of marketable securities	(40)	5	(149)	(184)
Write-down of marketable securities	—	—	33	118

Total costs and expenses	4,584	4,924	2,745	15,028

Net loss	$(4,584)	$(4,924)	$(2,745)	$(15,028)

Weighted average number of shares outstanding	18,813,193	15,955,318	12,755,672
Basic and diluted loss per share	$(0.24)	$(0.31)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF DEFICIT

	Years ended December 31,
	2005	2004	2003
	(U.S. dollars in thousands)
Deficit, beginning of period, as previously reported	$(123,160)	$(117,265)	$(114,520)
Stock-based compensation	—	(971)	—

Deficit, beginning of period, as restated	(123,160)	(118,236)	(114,520)
Net loss	(4,584)	(4,924)	(2,745)

Deficit, end of period	$(127,744)	$(123,160)	$(117,265)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003	Cumulative during Exploration Stage
	(U.S. dollars in thousands)
Cash flows from operating activities:
Loss for the period	$(4,584)	$(4,924)	$(2,745)	$(15,028)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation, depletion and amortization	221	207	212	714
Amortization of reclamation costs	119	119	—	238
Provision for reclamation and closure costs	—	—	—	1,048
Reclamation and closure costs accrued, net	—	19	14	6
Write-down of mineral properties	76	—	—	76
Stock based compensation	415	1,019	29	1,488
Gain on disposal of assets	(7)	(8)	—	(98)
Cost recoveries related to USF&G lawsuit	—	—	—	(240)
Write-down of marketable securities	—	—	33	118
(Gain)/Loss on sale of marketable securities	(40)	5	(149)	(184)
Loss on currency translation	—	—	44	44
Other non-cash items	—	—	75	120
Change in operating assets and liabilities:
Accounts receivable	306	297	(457)	141
Supplies inventory and prepaid expenses	17	(133)	50	(107)
Accounts payable and accrued liabilities	98	48	(114)	(921)

Net cash used in operating activities	(3,379)	(3,351)	(3,008)	(12,585)
Cash flows from investing activities:
Restricted cash—Note 3	(136)	(3,277)	(1,684)	(5,097)
Acquisition of marketable securities	(98)	(53)	(40)	(191)
Proceeds from sale of marketable securities	79	8	260	347
Additions to mineral properties, net of cost recoveries	(1,336)	(1,081)	(1,477)	(5,351)
Acquisition of mineral properties, net of cash acquired	(6,936)	—	—	(6,936)
Additions to plant and equipment	(31)	(1,705)	(61)	(1,797)
Proceeds on disposal of fixed assets and supplies	10	8	—	264

Net cash used in investing activities	(8,448)	(6,100)	(3,002)	(18,761)
Cash flows from financing activities:
Net proceeds from private placements—Note 9	7,163	6,033	2,873	21,842
Proceeds from exercise of warrants—Note 9	750	3,080	4,875	9,725
Proceeds from exercise of stock options—Note 9	25	734	339	1,132

Net cash provided by financing activities	7,938	9,847	8,087	32,699
Net increase/(decrease) in cash and cash equivalents	(3,889)	396	2,077	1,353

Cash and cash equivalents, beginning of period	5,916	5,520	3,443	674

Cash and cash equivalents, end of period	$2,027	$5,916	$5,520	$2,027

Supplemental disclosure with respect to Cash Flow—Note 14

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

Gold production has gradually declined since mining activities were suspended at the Hycroft mine in 1998. Effective January 1, 2002, gold production is considered incidental and the Corporation no longer reports the associated sales proceeds as revenue. Based on that, management of the Corporation decided during 2003 that the Corporation was an exploration-stage enterprise. For financial reporting purposes, commencing with the Corporation's financial statements for the year ended December 31, 2003, the Corporation was characterized as an exploration-stage enterprise and its consolidated statements of loss, deficit and cash flows include columns showing cumulative amounts during the exploration stage (i.e., from January 1, 2002, the effective date when gold production was considered incidental).

Although the Corporation has reviewed and is satisfied with the title for all mineral properties in which it has a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

The Corporation's working capital as of December 31, 2005 is $2.6 million and cash requirements for the coming year are estimated at $3.2 million. However, subsequent to year end (see Note 20—Subsequent Events), the Corporation completed a private placement financing of $3.3 million and therefore, management believes it has the ability to continue as a going concern.

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

(b)
Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All material intercompany transactions and balances have been eliminated. The Corporation's subsidiaries and percentage ownership in these entities as of December 31, 2005 are:

Ownership
Vista Gold Holdings, Inc. and its wholly-owned subsidiaries	100%
Hycroft Resources & Development, Inc. and its wholly-owned subsidiary Hycroft Lewis Mine, Inc.
Vista Gold U.S., Inc.
Vista Nevada Corp.
Idaho Gold Resources LLC
Mineral Ridge Resources, Inc.
Victory Gold Inc. and its wholly-owned subsidiary Victory Gold Exploration Inc.
Granges Inc. (previously called Granges (Canada) Inc.)	100%
Minera Paredones Amarillos S.A. de C.V.	100%
Vista Gold (Antigua) Corp. and its wholly-owned subsidiary	100%
Compania Inversora Vista S.A. and its wholly-owned subsidiaries
Minera Nueva Vista S.A.
Compania Exploradora Vistex S.A.
Vista Gold (Barbados) Corp. and its wholly-owned subsidiary	100%
Salu Siwa Pty. Ltd and its wholly-owned subsidiary
PT Masmindo Dwi
Vista Minerals (Barbados) Corp. and its wholly-owned subsidiary	100%
Vista Australia Pty Ltd.
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

(f)
Cash and cash equivalents

Cash and cash equivalents are considered to include cash on hand, demand balances held with banks, and certificates of deposit all with maturities of three months or less when purchased.

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

Management of the Corporation regularly reviews the net carrying value of each mineral property. Where information and conditions suggest impairment, estimated future net cash flows from each property are calculated using estimated future prices, proven and probable reserves and value beyond proven and probable reserves, and operating, capital and reclamation costs on an undiscounted basis. If it is determined that the future cash flows are less than the carrying value, a write-down to the estimated fair value is made with a charge to loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

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

Although the Corporation has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Corporation's title. Such properties may be subject to prior undetected agreements or transfers and title may be affected by such defects.

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

(k)
Asset retirement obligation and closure costs

The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

(l)
Loss per share

Loss per share is calculated by dividing the period's loss by the weighted average number of Common Shares outstanding during the year. The effect of potential issuances of common share equivalents under options and warrants would be anti-dilutive and therefore, the basic and diluted losses per share are the same. Information regarding securities that could potentially dilute earnings per share in the future is presented in Notes 9, 10 and 11.

(m)
Stock-based compensation

On January 1, 2004, the Corporation retroactively adopted, without restatement of prior years, the fair value method of accounting for stock-based compensation, CICA 3870. This standard requires that the Corporation record compensation expense on the granting of all stock-based compensation awards, including stock options grants to employees, calculated using the fair-value method. The Corporation uses the Black-Scholes method of determining the fair value of the option on the date of the grant. The adoption of the fair value method resulted in a cumulative increase of $971,000 to the opening deficit at January 1, 2004 and increases of $139,000 and $832,000 to common share capital and stock options, respectively, at January 1, 2004. Previously, the Corporation recorded only those expenses associated with stock options granted to non-employees based upon the fair value on the earlier date of completion of performance or vesting of the options granted. The Corporation did not record any compensation cost on grants of stock options to employees and directors prior to January 1, 2004. When an employee or non-employee exercises stock options, then the fair-value of the options on the date of the grant is transferred to common stock. When options are forfeited then the vested fair-value balance of the stock options is transferred to contributed surplus, while any unvested portions are reversed out accordingly. When options expire, the related fair-value is transferred to contributed surplus.

(n)
Warrants

Warrants issued as consideration for mineral properties and services rendered are recorded at fair value.

(o)
Variable Interest Entities

Effective January 1, 2005, the Corporation adopted Accounting Guidelines AcG-15, Consolidation of Variable Interest Entities, which requires consolidation of entities in which the Corporation has a controlling financial interest. The Corporation has determined that it has no variable interest entities.

3. Restricted Cash

The Corporation has pledged cash as collateral totaling $5.1 million to the U.S. Bureau of Land Management, Nevada State Office, to cover increased reclamation cost estimates at the Hycroft mine (Note 8—Asset retirement obligation and closure costs).

4. Acquisition of PT Masmindo Dwi (Awak Mas Project)

On May 27, 2005, the Corporation completed the acquisition of the Awak Mas gold deposit in Sulawesi, Indonesia, pursuant to the exercise of its option to purchase the deposit for a purchase price of $1.5 million. Under the terms of the option agreement, the Corporation had a six-month option period in which to conduct due diligence while paying the owners $15,000 per month. The monthly option payments, as well as costs of up to $150,000 expended to correct any deficiencies in asset standing, were to be credited towards the purchase price. On May 12, 2005, the Corporation transferred $1.2 million to an escrow account. These funds were released to the ultimate vendors of the Awak Mas deposit, Weston and ORT (as defined below), upon completion of the final transaction documents. The amount of $1.2 million represented the $1.5 million purchase price less: the $150,000 deposit the Corporation previously paid (which included $75,000 in aggregate option payments); and $150,000 paid by the Corporation to correct deficiencies in asset standing.

The acquisition of the Awak Mas Project involved the Corporation's purchase, through its wholly-owned subsidiary Vista Gold (Barbados) Corp. ("Vista Barbados"), of all of the outstanding shares of Salu Siwa Pty Ltd, an Australian company ("Salu Siwa") from the two owners of Salu Siwa: Weston Investments Pty Ltd., an Australian company ("Weston") and Organic Resource Technology Limited, an Australian company ("ORT"). Weston and ORT respectively owned 66% and 34% of the outstanding Salu Siwa shares. Salu Siwa in turn owns 99% of the outstanding shares of PT Masmindo Dwi, an Indonesian company ("PT Masmindo"), which is the direct holder of the Awak Mas Project. The remaining 1% of the outstanding PT Masmindo shares is held by ORT. Transfer of this remaining 1% to Vista Barbados is subject to any approvals, consents or other statutory requirements of the Indonesian authorities that will be required to effect the completion of such share purchase.

Also in connection with this acquisition, certain creditors of PT Masmindo agreed to assign to Vista Gold Corp. (parent) an aggregate of $857,973 of notes payable owed by PT Masmindo to the creditors, as follows: ORT Limited (of Australia) (previously known as Masmindo Mining Corp.)—$612,555; PT Masmindo Eka Sakti (of Indonesia)—$217,469; and Continental Goldfields Limited (of Western Australia)—$27,948.

As PT Masmindo did not meet the definition of a business, the Corporation has accounted for the acquisition as a purchase of net assets with the consideration issued assigned as follows:

Purchase Price:
Cash	$1,500
Acquisition Costs	113

$1,613
Assets Acquired:
Cash	$2
Current Assets	25
Mineral Properties	1,586

Net Assets Acquired	$1,613

As of December 31, 2005, the consolidated capitalized mineral property costs for the Awak Mas Project (Note 6) were $1,837,194.

5. Acquisition of F.W. Lewis, Inc. Properties

In December 2005, the Corporation's subsidiary Victory Gold Inc. ("Victory Gold") acquired all of the outstanding shares of F.W. Lewis, Inc., the assets of which include 55 mineral properties in Nevada and Colorado and the Hycroft production royalty. The acquisition was made by exercise of a purchase option originally held by Century Gold LLC ("Century Gold") of Spring Creek, Nevada. Century Gold assigned the option to the Corporation's subsidiary, Victory Gold, pursuant to an assignment and assumption agreement effective December 9, 2005. Under the terms of the assignment agreement, the Corporation paid Century Gold $150,000 in cash and also reimbursed Century Gold for the $250,000 it paid the owners of F.W. Lewis, Inc. toward the option exercise price of $5.1 million. In addition, the Corporation issued to Century Gold 250,000 Common Shares of the Corporation valued at $1.218 million. To complete the exercise of this option, the Corporation paid the owners of F.W. Lewis, Inc., the remaining $4.85 million of the outstanding purchase price. Century Gold retained a 100% interest in two properties and a 50% interest in two other properties. The 53 properties retained by the Corporation include a total of 9,280 acres of patented and 11,616 acres of unpatented mineral claims, the majority having gold, silver or copper discoveries or old mines located on the properties.

F.W. Lewis, Inc. (now owned by the Corporation's subsidiary Victory Gold) owns a production royalty interest in the Hycroft Mine. The production royalty (applying to approximately 70% of the reported reserves) is 5% Net Smelter Return ("NSR") on gold and 7.5% NSR on other minerals, including silver. The production royalty on gold escalates on ore over 0.05 ounces per ton (opt) to a maximum of 10% NSR on ore grades over 0.14 opt. With the acquisition of F.W. Lewis, Inc., the Corporation is no longer subject to payment of this royalty to an outside party.

Included in the package (100% retained by the Corporation) is a property in the Battle Mountain, Nevada Mining District, adjacent to and on trend with Newmont's Phoenix-Fortitude property, although similar mineralization cannot be assured. This property is subject to pre-existing agreements with Madison Minerals Inc. (formerly Madison Enterprises Corp.) ("Madison") and Great American Minerals Exploration (Nevada) LLC ("Great American"). These agreements involve payments of $3,000 per month minimum royalty payments to Victory Gold, minimum exploration commitments of $250,000 per year, and an option to purchase the property for $2.0 million payable by December 31, 2007, with a retained 5% gross royalty on gold and a 4% NSR royalty on other metals, and with annual advance minimum royalty payments of $60,000 commencing on exercise of the purchase option. Madison and Great American also have an option to purchase the royalties from Victory Gold for $4.0 million in the first year following the date of exercise of the purchase option and escalating by $500,000 each year thereafter.

As F.W. Lewis, Inc. did not the meet the definition of a business, the Corporation has accounted for the acquisition as a purchase of net assets with the consideration issued assigned as follows:

Purchase price:
Cash	$5,250
Common stock	1,218
Acquisition costs	74

$6,542
Assets acquired:
Current assets	$4
Plant and equipment, net	18
Mineral properties, including the Hycroft production royalty	6,524
Non-current asset	8

$6,554
Liabilities assumed:
Non-current liabilities	$12

Net Assets Acquired	$6,542

As of December 31, 2005, the consolidated capitalized mineral property costs for F.W. Lewis, Inc., Properties were $3,024,090 and the related Hycroft royalty were $3,500,000. See Note 6.

6. Mineral Properties

	December 31, 2005			December 31, 2004
	Cost	Accumulated Amortization and Write-downs	Net	Cost	Accumulated Amortization and Write-downs	Net
	(U.S. dollars in thousands)
Maverick Springs, United States	$1,183	$—	$1,183	$1,143	$—	$1,143
Mountain View, United States	805	—	805	751	—	751
Long Valley, United States	418	—	418	305	—	305
Wildcat, United States	998	—	998	981	—	981
Hasbrouck, United States	260	—	260	249	—	249
Three Hills, United States	115	—	115	115	—	115
Yellow Pine, United States	395	—	395	293	—	293
Paredones Amarillos, Mexico	3,117	—	3,117	2,576	—	2,576
Guadalupe de los Reyes	1,131	—	1,131	1,021	—	1,021
Amayapampa, Bolivia	57,220	46,894	10,326	57,455	46,894	10,561
Awak Mas, Indonesia—Note 4	1,837	—	1,837	—	—	—
Hycroft mine, United States	21,917	21,917	—	21,917	21,917	—
F.W. Lewis, Inc. Properties, United States—Note 5	3,024	—	3,024	—	—	—
Hycroft Royalty, United States—Note 5	3,500	—	3,500	—	—	—
Other	126	76	50	114	—	114

	$96,046	$68,887	$27,159	$86,920	$68,811	$18,109

Measurement Uncertainty

The Corporation believes that the fair value of its mineral properties exceeds the carrying value; however, a write-down in the carrying values of the Corporation's properties may be required as a result of evaluation of gold resources and application of a ceiling test which is based on estimates of gold resources and gold prices.

	2004	2005
	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Cost recovery	Write-offs	Year to date activity	December 31, Ending Balance
	(U.S. dollars in thousands)
Maverick Springs, United States	$1,143	$—	$100	$84	$(144)	$—	$40	$1,183
Mountain View, United States	751	—	25	29	—	—	54	805
Long Valley, United States	305	—	100	13	—	—	113	418
Wildcat, United States	981	—	—	17	—	—	17	998
Hasbrouck and Three Hills, United States	364	—	—	11	—	—	11	375
Yellow Pine, United States	293	—	100	2	—	—	102	395
Paredones Amarillos, Mexico	2,576	—	—	541	—	—	541	3,117
Guadalupe de los Reyes, Mexico	1,021	—	100	10	—	—	110	1,131
Amayapampa, Bolivia	10,561	—	85	—	(320)	—	(235)	10,326
Awak Mas, Indonesia—Note 4	—	1,586	—	251	—	—	1,837	1,837
F.W. Lewis, Inc. Properties, United States—Note 5	—	3,024	—	—	—	—	3,024	3,024
Hycroft Royalty, United States—Note 5	—	3,500	—	—	—	—	3,500	3,500
Other	114	—	—	12	—	(76)	(64)	50

	$18,109	$8,110	$510	$970	$(464)	$(76)	$9,050	$27,159

(a)
Maverick Springs

The Maverick Springs gold and silver project, southeast of Elko, Nevada, was acquired on October 7, 2002, from Newmont Mining Corporation ("Newmont"). The total cost for the Maverick Springs project included a cash payment of $250,000; the issuance of 141,243 equity units, each unit comprised of one common share and a two year warrant, valued at $405,000 and $95,000, respectively (Notes 9(g) and 11); and the issuance of 122,923 equity units on October 7, 2003, each unit comprised of one common share and a two year warrant, valued at $500,000 and $111,058, respectively (Notes 9(g) and 11). The Corporation committed to completing 20,000 feet of drilling on this project before October 7, 2004 (this was done), and an additional 30,000 feet of drilling before October 7, 2006. Newmont retained a 1.5% net smelter returns royalty or the right to acquire 51% of the project after four years by paying the Corporation cash equaling 200% of the aggregate expenditures made by the Corporation on the project.

Maverick Springs is subject to a lease agreement (the "Artemis lease"), between Newmont and Artemis Exploration Company. The Artemis lease was entered into on October 1, 2001, and the key terms include: payment of advanced minimum royalties of $50,000 on October 1, 2003 (which was paid), and advanced minimum royalties of $100,000 on October 1, 2004 (which was paid), $100,000 on October 1, 2005 (which was paid) and each year thereafter while the agreement is in effect; work commitments of 6,400 feet of exploration drilling, on or before November 15, 2002, October 1, 2003 and October 1, 2004 (these commitments have been met), a preliminary economic evaluation to be conducted by October 1, 2004 which was extended to April 7, 2005 (this has been completed); and a net smelter returns royalty based on a sliding scale ranging from 2% to 6%, depending on gold and silver prices at the time of production.

On June 9, 2003, the Corporation entered into an agreement granting Silver Standard Resources Inc. ("SSRI") an option to acquire the Corporation's interest in the silver mineralized material hosted in the Maverick Springs project. The Corporation is the operator, retains its 100% interest in the gold mineralized material and maintain a 45% vote as a participant in a joint committee formed between the Corporation and SSRI, who maintains a corresponding 55% vote, to manage the exploration of the Maverick Springs project. The agreement with SSRI is subject to the terms of the purchase agreement between Newmont and the Corporation. Under the agreement, SSRI was to pay $1.5 million over four years including a payment of $300,000 made upon execution of the option agreement. The remaining $1.2 million was used by the Corporation to fund exploration programs, land holding costs and option payments. During 2005, SSRI satisfied the $1.5 million obligation and all costs incurred for Maverick Springs are now being shared by the two companies on the same ratio as established for operation of the joint management committee.

During the years ended December 31, 2005 and 2004, the Corporation recorded $144,285 and $428,481 in recoveries from SSRI, of which $11,964 is included in accounts receivable (See also Note 19). The total recoveries to date from SSRI are $1,522,261.

(b)
Mountain View

The Mountain View gold project, located west of the Hycroft mine, was acquired on October 7, 2002, from Newmont Capital Limited ("Newmont Capital"). The total cost for the Mountain View project included cash payments of $50,000, and the issuance of 56,497 equity units, each unit comprised of one common share and a two year warrant, valued at $200,000 (Notes 9 and 10). Newmont Capital retained a 1.5% net smelter returns royalty or the right to acquire 51% of the project after four years by paying the Corporation cash equaling 200% of the aggregate expenditures made by the Corporation on the project.

The Corporation achieved its commitment to complete 8,000 feet of drilling by the second anniversary of the option to purchase agreement.

(c)
Long Valley

The Corporation entered into an option agreement on January 22, 2003, with Standard Industrial Minerals, Inc. ("Standard"), to acquire Standard's 100% interest in the Long Valley gold project in east central California, for an aggregate purchase price of $750,000 which would be paid over a five-year period, with annual payments to be due as follows: $100,000 due on each of January 15, 2003 (paid), 2004 (paid), and 2005 (paid); $200,000 due on January 22, 2006 (paid), and $250,000 due on January 22, 2007. Royal Gold, Inc. has a 1% net smelter returns royalty on the project. The Corporation retains the right to terminate the agreement at any time.

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

(e)
Hasbrouck/Three Hills

On May 23, 2003, the Corporation executed a purchase agreement with Newmont Capital, a subsidiary of Newmont which includes the Hasbrouck property and the Three Hills property, which lies approximately 4.5 miles to the north-northwest. The total cost for the Hasbrouck/Three Hills project included cash payments of $50,000 and the issuance of 50,475 Common Shares valued at $200,000. Newmont Capital, at its option, would retain either: (a) a 2% net smelter returns royalty in each project together with the right to a $500,000 cash payment at the start of commercial production at either project and a further $500,000 cash payment if, after the start of commercial production, the gold price averages $400 per ounce or more for any three-month period; or (b) the right to acquire 51% of either or both projects. The latter right would be exercisable only after the later of four years or the time when the Corporation has incurred aggregate cash equaling 200% of the expenditures made by the Corporation on the related property. The Corporation's contribution to the joint venture during this period is capped at $5.0 million, $3.0 million of which Newmont Capital would finance for the Corporation and recover, with interest, exclusively from related project cash flows. The Corporation would also grant Newmont Capital a right of first offer with respect to subsequent sale of the projects by the Corporation. An additional 1 1/2% net smelter royalty on the Hasbrouck property is held by a private party.

(f)
Yellow Pine

On November 7, 2003, Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of the Corporation entered into an Option to Purchase Agreement for a nine year option to purchase 100% of the Yellow Pine gold project for $1.0 million. Idaho Gold made an option payment of $100,000 upon execution of the agreement, an option payment of $100,000 on the first anniversary date of the agreement and an option payment of $100,000 on the second anniversary date of the agreement. The agreement calls for Idaho Gold to make seven more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1.0 million. If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1.0 million. Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the claims are subject to an underlying 5% net smelter returns royalty.

(g)
Paredones Amarillos

The Corporation acquired 100% of the Paredones Amarillos gold project in Mexico from Viceroy Resource Corporation on August 29, 2002. The total cost of this project included cash payments of $786,000 for acquisition and related costs, the issuance of 303,030 equity units with a fair value of $1,212,000 (Notes 9(g) and 10) and a cash payment of $320,000 on August 29, 2003.

Certain concessions on the Paredones Amarillos project are subject to a 2% net profits interest retained by a former owner.

(h)
Guadalupe de los Reyes

On August 1, 2003, the Corporation executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project in Sinaloa State, Mexico and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. During a due diligence period leading up to the signing of the purchase agreement, the Corporation made payments to the owner totaling $100,000, and upon exercising its option to complete the purchase, paid an additional $200,000. On August 4, 2004, the Corporation issued 138,428 Common Shares valued at $500,000. An additional $500,000 in cash will be paid by way of $100,000 payments on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. The Corporation made the first $100,000 payment on the second anniversary in August 2005. A 2% net smelter returns royalty will be paid the previous owner and may be acquired by the Corporation at any time for $1.0 million.

(i)
Amayapampa

The Corporation acquired the Amayapampa gold project, in Bolivia, in 1996. The project is being held on care and maintenance and holding costs are expensed.

On December 11, 2003, the Corporation reached an agreement, as amended during 2004 and 2005, to sell the Amayapampa project to Luzon Minerals Ltd. ("Luzon") of Vancouver, British Columbia, Canada. The amendments during 2005 are set forth below.

In January 2005, the Corporation announced that Luzon had informed Vista Gold that it wished to exercise its option to purchase the Amayapampa project. In addition, the companies agreed to further amend the terms of the original purchase option agreement with respect to the payments previously due on January 15, 2005 and January 1, 2006. The amended agreement called for the Corporation to receive from Luzon a payment consisting of $100,000 and 2,000,000 Luzon common shares, to be followed by June 15, 2005 with a payment of $850,000 in cash or, at Luzon's option, half in cash and half in units consisting of Luzon common shares and warrants. The final payment, to be made by June 15, 2006, was unchanged from the original agreement in that Luzon was to pay the Corporation $4,000,000 in cash or, at the Corporation's option, a combination of Luzon common shares and cash.

In July 2005, the Corporation announced that the companies had agreed, subject to regulatory approval, to further amend the terms of the original purchase option agreement with respect to the payments previously due on June 15, 2005 and June 15, 2006. The amended agreement calls for an aggregate purchase price comprising: $2,700,000 (including $100,000 previously paid); either 3,250,000 or 4,250,000 common shares in the capital of Luzon (including 250,000 already issued to the Corporation), and 1,000,000 common share purchase warrants; and a net smelter return royalty to the Corporation with payment terms as follows:

  •
  Within five days of receiving TSX Venture Exchange approval, a payment shall be made by Luzon consisting of 3,000,000 common shares and 1,000,000 warrants, each warrant entitling the holder to acquire one common share of Luzon at an exercise price of CDN $0.20 for a period of three years from the date of issuance, and, and on the earlier of December 31, 2005 or the date of the closing of the next debt, equity or other financing completed by Luzon after July 15, 2005, Luzon will pay the Corporation $100,000 in cash.

  •
  Within five days of the date that is the earlier of December 31, 2006 or the date Luzon completes or obtains financing sufficient to commence construction at the Amayapampa Project, Luzon will pay the Corporation $2,500,000.

  •
  In the event that Luzon completes a feasibility study or technical report for the Amayapampa Project that discloses recovered gold of more than 400,000 ounces, Luzon shall issue to the Corporation an additional 1,000,000 common shares.

  •
  If Luzon completes the acquisition of the Amayapampa Project, Luzon will grant the Corporation a net smelter return royalty as follows: (i) on the first 440,000 ounces of gold production, a 4.5% net smelter return royalty where the gold price is less than $450 per ounce and a 5.5% net smelter return royalty where the gold price is $450 per ounce or more, and (ii) thereafter, a 1.0% net smelter return royalty. Other terms of the agreement remain unchanged from the original agreement.

In November 2005, the Corporation announced that the companies had agreed, subject to regulatory approval, to further amend certain of the terms of the purchase option agreement. The following amendments have been approved:

  •
  The number of Luzon common share warrants to be issued has been increased from 1,000,000 to 1,500,000, the exercise price as been reduced from CDN $0.20 to CDN $0.15, and the exercise period has been reduced from three to two years from the date of issuance. As well, the new agreement now provides that if the closing trading price of Luzon common shares equals or exceeds CDN $0.25 for 20 consecutive trading days, Luzon may request that the Corporation exercise the warrants, in which case the exercise period would conclude 15 business days following the request.

  •
  The Corporation agreed to defer the $100,000 cash payment from Luzon from the earlier of December 31, 2005 or the date of the closing of the next debt, equity or other completed by Luzon until the earlier of December 1, 2006 or the date Luzon completes or obtains financing sufficient to commence construction at the Amayapampa Project. Other terms of the agreement remain unchanged from the agreement amended through July 2005.

In December 2005, the Corporation received 3,000,000 common shares of Luzon which have been valued at $269,212 and 1,500,000 warrants which have been valued at $50,361 using the Black-Scholes method. These amounts have been credited against the carrying costs of the Amayapampa project.

(j)
Hycroft mine

The Corporation acquired the Hycroft gold mine, west of Winnemucca, Nevada, in 1987. Mining activities at the Hycroft mine were suspended in 1998. The mine is being held on care and maintenance and holding costs are expensed.

The Crofoot property at the Hycroft mine is subject to a 4% net profits royalty and the Lewis property was subject to a 5% net smelter royalty. In December 2005, the Corporation's subsidiary Victory Gold Inc. acquired F.W. Lewis, Inc., the holder of the 5% royalty on the Lewis property. In consequence, the Corporation is no longer subject to a royalty payment to an outside party with respect to the Lewis property.

In January 2005, the Corporation signed a binding letter of intent agreement with Canyon Resources Corporation to grant Canyon a six-month option to purchase the Hycroft mine for an aggregate of $10.0 million consisting of consideration of $4.0 million in cash and $6.0 million in equity units. In August 2005, Canyon advised the Corporation that Canyon would not be exercising its option to acquire the Hycroft Mine.

(k)
F.W. Lewis, Inc. Properties

On December 13, 2005, the Corporation's subsidiary Victory Gold Inc. ("Victory Gold") acquired all of the outstanding shares of F.W. Lewis, Inc., the assets of which include 55 mineral properties in Nevada and Colorado as well as the royalty discussed above. The acquisition was made by exercise of a purchase option originally held by Century Gold LLC ("Century Gold") of Spring Creek, Nevada. Century Gold assigned the option to the Corporation pursuant to an assignment and assumption agreement effective December 9, 2005. Under the terms of the assignment agreement, the Corporation paid Century Gold $150,000 in cash and also reimbursed Century Gold for the $250,000 it paid the owners of F.W. Lewis, Inc. toward the option exercise price of $5.1 million. In addition, the Corporation issued to Century Gold 250,000 Common Shares of the Corporation valued at $1.218 million. To complete the exercise of this option, the Corporation paid the owners of F.W. Lewis, Inc., the remaining $4.85 million of the outstanding purchase price. Century Gold retained a 100% interest in two properties and a 50% interest in two other properties. See also Note 5—Acquisition of F.W. Lewis, Inc. Properties.

(l)
Awak Mas

On May 27, 2005, the Corporation completed its acquisition of the Awak Mas gold deposit in Sulawesi, Indonesia, pursuant to the exercise of its option to purchase the deposit for a purchase price of $1.5 million. Under the terms of the option agreement, the Corporation had a six-month option period in which to conduct due diligence while paying the owners $15,000 per month. The monthly option payments, as well as costs of up to $150,000 expended to correct any deficiencies in asset standing, were to be credited towards the purchase price. On May 12, 2005, the Corporation transferred $1.2 million to an escrow account. These funds were released to the ultimate vendors of the Awak Mas deposit, Weston and ORT, upon completion of the final transaction documents. The amount of $1.2 million represented the $1.5 million purchase price less: the $150,000 deposit that the Corporation previously paid (which included $75,000 in aggregate option payments); and $150,000 expended by the Corporation to correct deficiencies in asset standing. See also Note 4—Acquisition of PT Masmindo Dwi (Awak Mas Project).

7. Plant and Equipment

	December 31, 2005			December 31, 2004
	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net
	(U.S. dollars in thousands)
Hycroft mine, United States	$11,971	$10,801	$1,170	$12,031	$10,720	$1,311
F.W. Lewis, Inc. Properties, United States—Note 5	31	13	18	—	—	—
Corporate, United States	401	370	31	388	348	40

	$12,403	$11,184	$1,219	$12,419	$11,068	$1,351

8. Asset retirement obligation and closure costs

At December 31, 2005, the Corporation has accrued for estimated reclamation and closure costs of $4.1 million (2004—$4.2 million). Substantially the entire estimate relates to the final reclamation and closure of the Hycroft mine.

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

The BLM has required the Corporation to provide a total surety amount of $6.8 million for the approved Hycroft mine reclamation plan. In 2004, the Corporation reached an agreement for a new bond package.

The Corporation has placed $5.1 million (includes $0.2 million in accrued interest) in a restricted cash account to pay for future reclamation obligations at the Hycroft mine (see Note 3). Additionally, the Corporation paid $1.7 million for an insurance policy to an insurance company to cover potential over-runs on the reclamation liability. The Corporation believes it has provided for any present disturbance obligations associated with the property.

It is reasonably possible that the Corporation's estimates of its ultimate reclamation liability could change as a result of changes in regulations or cost estimates. The effect of changes, which could be material, would be recognized on a prospective basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tabular information set out below is in thousands of United States dollars, except as otherwise stated.

9. Capital stock

Common Shares issued and outstanding

	Number of shares issued	Capital stock ($000's)
As of December 31, 2002	10,744,613	$129,575
Private placement February 2003, net (a)	1,400,000	2,873
Warrants exercised from February 2003 private placement (b)	190,000	596
Warrants exercised from February—March 2002 private placement (d)	994,753	1,492
Warrants exercised from December 2002 private placement (f)	916,673	2,787
Shares issued for acquisition of gold properties, net (g)	172,923	711
Shares issued for services (h)	23,495	85
Exercise of stock options—Note 11	119,375	339

Issued during 2003	3,817,219	8,883

As of December 31, 2003	14,561,832	$138,458
Stock-based compensation	—	139

As of January 1, 2004, as restated	14,561,832	138,597
Private placement September 2004, net (i)	1,966,456	6,033
Warrants exercised from February 2003 private placement (b)	190,000	601
Warrants exercised from February—March 2002 private placement (d)	418,400	628
Warrants exercised from December 2002 private placement (f)	83,327	287
Shares issued for acquisition of gold properties, net (g)	188,903	700
Warrants exercised from acquisition of gold properties, cash (j)	303,030	1,564
Warrants exercised from acquisition of gold properties, fair value (k)	—	250
Exercise of stock options, cash—Note 11	249,642	734
Exercise of stock options, fair value—Note 11	—	353

Issued during 2004	3,399,758	11,150

As of December 31, 2004	17,961,590	$149,747
Private placement September 2005, net (l)	2,168,812	6,763
Warrants exercised from February 2003 private placement (b)	73,000	286
Warrants exercised from February—March 2002 private placement (d)	309,002	464
Stock options exercised, for cash—Note 11	7,858	25
Shares issued for acquistion of gold properties, net (g)	250,000	1,217
Shares issued for services (h)	15,000	73

Issued during 2005	2,823,672	8,828

As of December 31, 2005	20,785,262	$158,575

On June 19, 2002, the Corporation effected a 1-for-20 consolidation of its Common Shares. The number of Common Shares outstanding, on a pre-consolidation basis, at December 31, 2001, of 90,715,040 has been restated as 4,535,752 Common Shares, giving effect to the consolidation.

(a)   Private placement February 2003, net

On February 7, 2003, the Corporation completed a $3.4 million private placement financing. The gross proceeds were placed in escrow pending shareholder approval. On February 27, 2003, at a Special General Meeting of the shareholders, shareholders voted in favor of the financing and on February 28, 2003, the gross proceeds were released to the Corporation from escrow. The private placement consisted of the sale of 1.4 million special warrants, each priced at $2.43. The special warrants were automatically converted into equity units upon shareholder approval. Each equity unit consisted of one common share and a warrant, exercisable over a four-year period, to purchase one common share for $3.14 during the first year, $3.56 during the second year, $3.92 during the third year and $4.28 during the fourth year. Starting on the second anniversary of the closing of this private placement (February 7, 2005), if the Common Shares of the Corporation trade at a value of 150% or more of the respective exercise price for a period of 15 consecutive trading days on the American Stock Exchange, then the Corporation has the option to request that the warrants be exercised. If the warrants are not exercised within 15 business days following this request, they will be cancelled. A 10% cash finder's commission totaling $340,200 was paid in connection with the private placement; in addition, the Corporation incurred $188,000 in direct costs connected with this private placement.

(b)   Warrants exercised from February 2003 private placement

During the twelve months ended December 31, 2005, 2004 and 2003, 73,000, 190,000 and 190,000 of the warrants issued in the February 2003 private placement (Note 9(a)) have been exercised for total gross proceeds of $286,160, $600,800 and $596,600 (Note 10).

(c)   Private placement February-March 2002, net

The Corporation effected a two-step private placement financing in February and March 2002. In the first step of the private placement, completed in February, the Corporation. issued 1,000,000 units at a price of $1.026 per unit for an aggregate purchase price of $1,026,000. Each unit consisted of one common share and one share purchase warrant (Note 10) exercisable for one additional common share at $1.50, until February 1, 2007. The Corporation also issued 80,000 units to an agent as consideration for its services in connection with the unit offering. In the second step of the private placement, completed in March, the Corporation. issued $2,774,000 aggregate principal amount of convertible debentures. The debentures were convertible into debenture units at a price of $1.026 per debenture unit, each consisting of one common share and one 5-year warrant entitling the holder to purchase one common share at a price of $1.50 until March 18, 2007, with the common share component representing substantially all of the unit value. The Corporation issued to an agent special warrants exercisable for 216,296 units, with each unit consisting of one common share and one warrant with the same terms as the share and warrant components, respectively, of the debenture units. The Corporation incurred approximately $207,000 in direct costs connected with both steps of this private placement.

On September 19, 2002, a registration statement on Form S-3 filed under the United States Securities Act of 1933 for the registration for resale of 7,999,974 Common Shares (including Common Shares already issued as well as Common Shares to be issued, all in connection with the private placement), was declared effective by the United States Securities and Exchange Commission. As a result of this registration statement becoming effective, the Corporation's $2,774,000 convertible debentures issued in the second step of the private placement were automatically converted, pursuant to their terms, into 2,703,690 Common Shares and the same number of debenture warrants. The registration included 3,999,986 Common Shares issuable upon the exercise of warrants (Note 10), including the warrants issued in the first step of the private placement and the debenture warrants, having the respective expiration dates as noted in the preceding paragraph.

(d)   Warrants exercised from February-March 2002 private placement

During the twelve months ended December 31, 2005, 2004 and 2003, 309,002, 418,400 and 994,753 of the warrants issued in the February-March 2002 private placement (Note 9(c)) have been exercised for total gross proceeds of $463,503, $627,600 and $1,492,130, respectively (Note 10).

(e)   Private placement December 2002, net

On December 27, 2002, the Corporation completed a private placement financing in which the Corporation issued 1,000,000 equity units at a price of $2.35 per unit, for an aggregate purchase price of $2,350,000. Each equity unit consisted of one common share and one warrant (Note 10), exercisable over a two-year period from the issuance date, to purchase one common share for $3.04 during the first year and $3.45 during the second year. The Corporation incurred approximately $115,000 in direct costs connected with this private placement.

(f)    Warrants exercised from December 2002 private placement

During the twelve months ended December 31, 2005, 2004 and 2003, none, 83,327 and 916,673 of the warrants issued in the December 2002 private placement have been exercised for total gross proceeds of nil, $287,478 and $2,786,686 (Note 10).

(g)   Common Shares issued for acquisition of gold properties, net

On December 9, 2005, the Corporation agreed to issue 250,000 Common Shares valued at $1,217,500 as partial payment towards the purchase of an option to purchase the outstanding shares of F.W. Lewis, Inc. (Note 5).

On August 4, 2004, the Corporation issued 138,428 Common Shares valued at $500,000, as a scheduled payment for the purchase of the Guadalupe de los Reyes project in Mexico (Note 6(h)).

During June and July 2004, the Corporation. issued 50,475 Common Shares valued at $200,000, as the final scheduled payment in the purchase of the Hasbrouck/Three Hills projects.

In accordance with the acquisition agreement with respect to the Maverick Springs project (Note 6(a)), the Corporation settled the amount payable with equity of $500,000 in October 2003 by issuing 122,923 Common Shares valued at $4.07 per share. In addition, an equivalent number of two-year warrants were issued at an exercise price of $5.08 determined at the time of issue. The fair value of the two-year warrants was recorded as $111,058, estimated using the Black-Scholes pricing model (Note 10).

The Corporation executed and finalized three option purchase agreements for 100% interest in the Wildcat project (Note 6(d)) in October 2003. On October 28, 2003, the Corporation purchased patented mining claims and exploration data and issued 50,000 Common Shares of the Corporation as consideration upon the closing of the transaction recorded at a fair value of $211,500.

On August 29, 2002, the Corporation issued 303,030 Common Shares valued at $962,000 as partial consideration for the acquisition of the Paredones Amarillos project (Note 6(g)). In addition, 303,030 two-year warrants were issued and the fair value was recorded as $250,000. The Corporation incurred approximately $18,000 in direct costs connected with the issuance of these units.

On October 7, 2002, the Corporation issued 197,740 Common Shares valued at $605,000 as partial consideration for the acquisition of the Maverick Springs (Note 6(a)) and Mountain View (Note 6(b)) projects. In addition, 197,740 two-year warrants were issued and the fair value was recorded as $95,000. The Corporation incurred approximately $22,000 in direct costs connected with the issuance of these units.

(h)   Common Shares issued for services, net

On December 7, 2005, the Corporation entered into a non-binding term sheet for a Bridge Credit Facility (the "facility") with Quest Capital Corporation. A non-refundable loan fee of 15,000 Common Shares valued at $73,050 in the capital of the Corporation was payable for providing the facility. In January 2006, the Corporation decided not to proceed with this facility.

Pursuant to an agreement executed August 22, 2002, with Endeavour Financial Corporation Inc. ("Endeavour"), Endeavour provided financial advisory services to the Corporation for a monthly fee of $10,000. The monthly fee was payable by the issuance to Endeavour of a non-transferable convertible promissory note, which was automatically converted into Common Shares the Corporation at a price per share equal to the weighted average closing price of the Common Shares on the American Stock Exchange on the last 10 trading days of the month prior to the business day on which the fee became due. The term of the agreement was not to exceed one year and it expired during the quarter ended September 30, 2003. During the twelve months ended December 31, 2003, the Corporation issued 23,495 Common Shares valued at $85,000 to Endeavour under the terms of this agreement.

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

Starting six months after the share registration is declared effective (i.e., July 7, 2005), if the closing price of the Corporation's Common Shares on the American Stock Exchange is $5.50 or more for a period of 20 consecutive trading days, then for 15 business days the Corporation will have the option to request that the warrants be exercised. If the warrants are not exercised within 15 business days following the request, they will be cancelled.

A commission of $324,465 (representing 5% of gross proceeds) was paid to Global Resource Investments Ltd. in conjunction with the private placement. Also, Global Resource Investments Ltd. was reimbursed $18,757 for legal fees in connection with the private placement.

(j)    Warrants exercised from acquisition of gold properties, cash

During the twelve months ended, December 31, 2005 there were no warrants exercised for the acquisition of gold properties.

During the twelve months ended, December 31, 2004, all 303,030 warrants issued to Viceroy Resource Corporation for acquisition of Minera Paredones Amarillos were exercised for total proceeds of $1.6 million (Note 6(g)).

(k)   Warrants exercised from acquisition of gold properties, fair value.

During the twelve months ended, December 31, 2005, there were no warrants exercised for the acquisition of gold properties.

During the twelve months ended, December 31, 2004, all 303,030 warrants issued to Viceroy Resource Corporation for acquisition of Minera Paredones Amarillios were exercised. Previously, these warrants had been recorded at a fair value amount of $250,000 in Warrants (Note 10) and when they were exercised the fair value associated with them was recorded as Common Stock.

(l)    Private Placement September 2005, net

On September 23, 2005, the Corporation completed a private placement financing in which it sold and issued a total of 2,168,812 units, at a price of $3.60 per unit for aggregate gross proceeds of $7,807,723. Net cash proceeds to the Corporation after a finder's fee of $468,463, costs to register the shares of $69,146, and legal expenses of $106,279 were approximately $7,163,835. Net proceeds after non-cash cost of broker warrants of $401,241 were approximately $6,762,594. Each unit consists of one common share and one warrant to acquire an additional common share of Vista Gold Corp. at an exercise price of $4.10.

On December 1, 2005, the United States Securities and Exchange Commission declared effective a registration statement on Form S-3 filed under the United States Securities Act of 1933 for registration for resale of 4,554,505 Common Shares, including the Common Shares issued, as well as those to be issued on exercise of warrants, in connection with the private placement.

Starting six months after the share registration is declared effective, if the Corporation's closing common share price on the American Stock Exchange is $5.40 or more for 20 consecutive trading days, then for 15 business days, the Corporation will have the option to request that the warrants be exercised. Any warrants not exercised within 15 business days following this request would be deemed canceled.

A cash finder's fee of $468,463 (representing 6% of gross proceeds) was paid to one of two advisors to the Corporation in conjunction with the private placement. As a finder's fee for the other advisor, the Corporation issued to that advisor 216,881 warrants (representing 10% of the number of units issued) valued, using the Black-Scholes method, at $401,241 (see Note 10).

10. Warrants

Further to Note 9, warrants granted and outstanding are summarized in the following table.

	Warrants granted[1,6]	Valuation (000's)	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise prices (U.S. $)		Expiry date	Weighted average remaining life (yrs)
As of December 31, 2002	5,500,756	345	(679,736)	—	4,821,020	2.12
Private placement February 2003	1,400,000	—	(190,000)	—	1,210,000	3.14	[3]	Feb-07	3.1
Private placement February-March 2002	—	—	(994,753)	—	(994,753)	1.50		Feb–Mar-07	3.2
Private placement December 2002	—	—	(916,673)	—	(916,673)	3.04	[2]	Dec-04	0.9
Acquisition of Maverick Springs and Mtn. View	122,923	111	—	—	122,923	5		Oct-05	1.8

Total 2003	1,522,923	111	(2,101,426)	—	(578,503)	2.32
As of December 31, 2003	7,023,679	456	(2,781,162)	—	4,242,517	2.46
Private placement September 2004	1,966,456	—	—	—	1,966,456	4.75		Sep-07	2.7
Private placement February—March 2002	—	—	(418,400)	—	(418,400)	1.50		Feb–Mar-07	2.2
Private placement December 2002	—	—	(83,327)	—	(83,327)	3.45		Dec-04	—
Private placement February 2003	—	—	(190,000)	—	(190,000)	3.56	[4]	Feb-07	2.1
Acquisition of Minera Paredones Amarillos	—	(250)	(303,030)	—	(303,030)	4.40		Aug-04	—
Acquisition of Maverick Springs and Mtn. View	—	(95)	—	(197,740)	(197,740)	4.43		Oct-04	—

Total 2004	1,966,456	(345)	(994,757)	(197,740)	773,959	2.94

As of December 31, 2004	8,990,135	111	(3,775,919)	(197,740)	5,016,476	3.28
Private placement February-March 2002	—	—	(309,002)	—	(309,002)	1.50		Feb–Mar-07	1.2
Private placement February 2003	—	—	(73,000)		(73,000)	3.92	[5]
Warrants Expired	—	(111)	—	(122,923)	(122,923)	5.08		Aug-05
Private placement September 2005	2,168,812	—	—	—	2,168,812	4.10		Sep-07	1.7
Broker warrants September 2005	216,881	401	—	—	216,881	4.10		Sep-07	1.7

Total 2005	2,385,693	290	(382,002)	(122,923)	1,880,768	1.96

As of December 31, 2005	11,375,828	401	(4,157,921)	(320,663)	6,897,244	$3.66

(1)
Each warrant entitles the holder to purchase one common share

(2)
The exercise price increased to $3.45 in December 2003

(3)
The exercise price increased to $3.56 in February 2004

(4)
The exercise price increased to $3.92 in February 2005

(5)
The exercise price increases to $4.28 in February 2006

(6)
The value of all warrants issued in conjunction with private placements is allocated to common stock

During the year 2005, all 122,923 warrants issued October 7, 2003 for the acquisition of Maverick Springs and Mountain View expired on October 7, 2005. The recorded fair-value from the expiration of these warrants of $111,000 has been reclassified to contributed surplus.

During the year 2004, all 303,030 warrants issued for the acquisition of Minera Paredones Amarillos were exercised (Note 9). Also during 2004, 197,740 warrants issued October 9, 2002 for the acquisition of Maverick Springs and Mountain View expired on October 9, 2004. The recorded fair-value from the expiration of these warrants of $95,000 has been reclassified to contributed surplus.

11. Options to purchase Common Shares

Common Share options granted under Stock Option Plan to non-employees

During the twelve months ended December 31, 2005 the Corporation did not grant any stock options to non-employee consultants.

Under the Corporation's Stock Option Plan ("the Plan"), 115,000 stock options were granted to non-employee consultants of the Corporation during 2004 and have been recorded at an estimated fair-market value of $328,760 using the Black-Scholes option pricing model. During the year ended December 31, 2005, none of these options were forfeited.

Under the Plan, 10,000 fully vested stock options were granted to non-employee consultants of the Corporation in December 2003 and have been recorded at an estimated fair-market value of $28,941 using the Black-Scholes option pricing model. During the year ended December 31, 2005, none of these options were forfeited.

Under the Plan, 20,000 fully vested stock options were granted to non-employee consultants of the Corporation in December 2002, and have been recorded at an estimated fair-market value of $24,602 using the Black-Scholes option pricing model. During the year ended December 31, 2003, 10,000 of these options were forfeited and an amount of $13,000 was transferred to contributed surplus.

Common Share options granted under Stock Option Plan to employees

During the twelve months ended December 31, 2005, 85,000 stock options, vesting over a period of two years (42,500 in each year), were issued to employees of the Corporation and have been recorded, using the Black-Scholes option pricing model, at an estimated fair value of $140,688. Of this amount, $116,967 represents the fair market value of the 42,500 options immediately vested and $23,721 represents the 2005 amortization expense of the remaining options vesting over time. In addition, compensation expense of $278,559 was recognized during 2005, for options granted in prior years and vesting over time.

During the twelve months ended December 31, 2004, 308,000 stock options were issued to directors, officers and employees of the Corporation and have been recorded at an estimated fair value of $527,985 using the Black-Scholes option pricing model. In addition, compensation expense of $202,858 was recognized during 2004, for options previously granted and vesting over time.

Under the Plan, the Corporation may grant options to directors, officers, employees and consultants of the Corporation, for up to 1,750,000 Common Shares. Under the Plan, the exercise price of each option shall not be less than the market price of the Corporation's stock on the date preceding the date of grant, and an option's maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between the Corporation and the optionee. Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board.

At December 31, 2005, 950,625 Common Shares were reserved for issuance under options granted to directors, officers, employees and non-employees. The total number of options outstanding represents 4.6% of issued capital with prices ranging from approximately U.S. $1.86 to U.S. $4.76 and remaining lives of 1.2 to 6.4 years. These options expire as follows:

Year of expiration	2006	2007	2008	2009	2010	2011	2012	2013	Total
Number of options	5,000	362,625	150,000	343,000	85,000	5,000	—	—	950,625

The following tables summarize information about stock options under the Plan:

	2005		2004		2003
	Number of Shares	Weighted Average Price (Cdn $)	Number of Shares	Weighted Average Price (Cdn $)	Number of Shares	Weighted Average Price (Cdn $)
Outstanding—December 31	883,483	$3.07	735,125	$3.80	662,000	$4.32
Granted	85,000	4.14	423,000	5.02	210,000	5.60
Exercised	(7,858)	4.70	(249,642)	4.42	(119,375)	3.95
Expired	—	—	—	—	—	—
Cancelled	(5,000)	4.19	—	—	—	—
Forfeited	(5,000)	4.19	(25,000)	5.28	(17,500)	5.19

Outstanding—December 31	950,625	$4.73	883,483	$3.07	735,125	$3.80

Exercisable	908,125	$4.95	549,483	$4.94	640,125	$4.36

Options Outstanding			Options Exercisable
Weighted Average Exercise Price (Cdn $)	Number outstanding as of Dec. 31, 2005	Weighted Average Remaining Life (years)	Weighted Average Exercise Price (Cdn $)	Number exercisable as of Dec. 31, 2005	Weighted Average Remaining Life (years)
$3.00	5,000	5.4	$3.00	5,000	5.4
3.79	10,000	4.4	3.79	5,000	4.4
4.37	271,375	1.5	4.37	271,375	1.5
4.48	60,000	3.6	4.48	60,000	3.6
4.70	2,857	1.1	4.70	2,857	1.1
4.70	2,500	0.2	4.70	2,500	0.2
4.70	8,393	1.9	4.70	8,393	1.9
4.70	2,500	0.9	4.70	2,500	0.9
5.00	253,000	3.9	5.00	253,000	3.9
5.00	60,000	1.9	5.00	60,000	1.9
5.08	75,000	4.9	5.08	37,500	4.9
5.17	10,000	3.4	5.17	10,000	3.4
5.19	10,000	1.9	5.19	10,000	1.9
5.83	30,000	2.7	5.83	30,000	2.7
5.87	120,000	2.9	5.87	120,000	2.9
6.29	30,000	3.2	6.29	30,000	3.2

$4.73	950,625		$4.95	908,125

Under the Plan, 85,000 stock options were granted to employees of the Corporation during 2005. Of the options granted, 42,500 vested immediately upon grant and the remaining 42,500 will vest one year from the grant date.

During 2005, 5,000 stock options granted to employees in November 2004 were cancelled before they were fully vested in November 2005. The $4,615 amount that was originally recorded as an expense and an addition to stock options has been reversed, accordingly.

During 2005, 5,000 stock options granted to employees in November 2004 were forfeited. The recorded fair-value from the forfeiture of these options of $13,845 has been reclassified to contributed surplus.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants:

	Years ended December 31,
	2005	2004	2003
Expected volatility	80.0%	80.0%	80.0%
Risk-free interest rate	Range from 3.51% to 3.95%	Range from 1.50% to 3.51%	Range from 2.51% to 3.16%
Expected lives	5 years	3 to 5 years	5 years
Dividend yield	0%	0%	0%

Option pricing models require the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Corporation's stock options.

12. Commitments and contingencies

The Corporation is required to provide financial assurance of $6.8 million in respect of reclamation and site closure obligations at the Hycroft mine (Note 8). The Corporation has been requested to pledge collateral to provide this bonding. During 2004, the Corporation reached an agreement for a new bond package.

Refer also to Note 6 for commitments in connection with acquisitions of mineral properties.

13. Financial instruments

The recorded value of the Corporation's cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities and other, approximate their fair-market values due to the relatively short periods to maturity. At December 31, 2005, marketable securities are carried at a cost of $468,355, with a quoted market value of $564,486.

14. Supplemental cash flow disclosure and material non-cash transactions

As of December 31, 2005, 2004 and 2003 all of the Corporation's cash was held in liquid bank deposits.

	Non-cash consideration given/(received) during 2005
Material non-cash transactions ($000's)	Equity units	Future equity units	Future cash payments	Settlement of a liability	Total
Investing and financing activities:
F.W. Lewis, Inc.—Note 9(g)	$1,218	$—	$—	$—	$1,218
Quest Capital Corp.—Note 9(h)	73	—	—	—	73
Amayapampa—Note 6(i)	(320)	—	—	—	(320)

	$971	$—	$—	$—	$971

	Non-cash consideration given during 2004
Material non-cash transactions ($000's)	Equity units	Future equity units	Future cash payments	Settlement of a liability	Total
Investing and financing activities:
Hasbrouck/Three Hills—Note 9(g)	$200	$—	$—	$—	$200
Guadalupe de los Reyes—Note 9(g)	500	—	—	—	500
Amayapampa	(70)	—	—	—	(70)

	$630	$—	$—	$—	$630

	Non-cash consideration given during 2003
Material non-cash transactions ($000's)	Equity units	Future equity units	Future cash payments(1)	Settlement of a liability	Total
Investing activities:
Hasbrouck/Three Hills—Note 6(e)	$—	$—	$200	$—	$200
Maverick Springs—Note 9(g)	500	—	—	—	500
Maverick Springs—Note 9(g)	111	—	—	—	111
Endeavour—Note 9(h)	85	—	—	—	85

	$696	$—	$200	$—	$896

(1)
Included in Accrued liabilities and other

15. Income taxes

(a)        A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Corporation's effective income tax expenses (recovery) is as follows:

	Years ended December 31
	2005	2004	2003
Income taxes at statutory rates	$(1,706)	$(1,827)	$(1,074)
Increase (decrease) in taxes from:
Permanent differences	2	308	222
Differences in foreign tax rates	97	122	114
Benefit of loss not recognized	1,607	1,397	738

	$—	$—	$—

(b)        Future income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company's future tax assets as at December 31 are as follows:

	December 31
Future income tax assets
	2005	2004
Excess tax value over carrying value of property, plant and equipment	$8,072	$10,410
Operating and capital loss carryforwards	14,197	16,118
Other	590	(47)
Accrued reclamation provision	1,430	1,415
	24,289	27,896
Valuation allowance for future tax assets	(24,289)	(27,896)
Total	$—	$—

(c)        The Corporation has available income tax losses of approximately $40 million, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

	Canada	United States	Total
2006	842	—	842
2007	614	—	614
2008	617	388	1,005
2009	600	11	611
2010	614	5,106	5,720
2011	—	9,415	9,415
2014	621	—	621
2015	751	—	751
2019	—	5,302	5,302
2020	—	1,725	1,725
2021	—	1,965	1,965
2022	—	1,726	1,726
2023	—	1,991	1,991
2024	—	3,409	3,409
2025	—	3,577	3,577

	$4,659	$34,615	$39,274

16. Retirement plan

The Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent U.S. employees. The Corporation makes contributions of up to 4% of eligible employees' salaries. The Corporation's contributions were as follows: 2005—$29,051, 2004—$19,470; and 2003—$38,250.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tabular information set out below is in thousands of United States dollars, except as otherwise stated.

17. Segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects. These activities are focused principally in North America, South America and Indonesia. Substantially all related costs are incurred in the United States. The Corporation reported no revenues in 2005, 2004 and 2003. Geographic segmentation of plant and equipment is provided in Notes 6 and 7.

18. Differences between Canadian and United States generally accepted accounting principles

The significant measurement differences between generally accepted accounting principles ("GAAP") in Canada and in the United States, as they relate to these financial statements are as follows:

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

  (d)
  Not used.

  (e)
  Special warrants issued to the agent as compensation for its services in connection with the March 2002 Debenture Offering (Note 10(c)) are valued and included as a financing cost of the related debentures. The conversion feature of the Debenture Offering (the Beneficial Conversion Feature) was in the money at the date of issue. The debentures were fully converted on September 19, 2002 (Note 10(c)); accordingly the fair value of the Beneficial Conversion Feature is recognized as a charge to net loss and as an addition to contributed surplus.

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

The significant measurement differences in the consolidated statements of loss relative to U.S. GAAP were:

Consolidated statements of Loss

	Years ended December 31,
(U.S. dollars in thousands, except share data)				Cumulative during Exploration Stage
	2005	2004	2003
Net loss—Canadian GAAP	$(4,584)	$(4,924)	$(2,745)	$(15,028)
Realized loss on marketable securities	—	—	(85)	(85)
Unrealized gain/(loss) on marketable securities	—	—	—	85
Exploration, property evaluation and holding costs (f)	(1,184)	(1,663)	(550)	(3,484)
Financing costs	—	—	—	(222)
Stock-based compensation expense (g)	415	690	—	1,146
Beneficial conversion feature	—	—	—	(2,774)

Net loss—U.S. GAAP	(5,353)	(5,897)	(3,380)	(20,362)
Unrealized gain/(loss) on marketable securities (b)	22	(156)	315	96

Comprehensive loss—U.S. GAAP	$(5,331)	$(6,053)	$(3,065)	$(20,266)

Basic and diluted loss per share—U.S. GAAP	$(0.28)	$(0.37)	$(0.26)

The significant measurement differences in the consolidated balance sheets as at December 31, 2005 and 2004 relative to U.S. GAAP were:

Consolidated Balance Sheets

	December 31, 2005			December 31, 2004
(U.S. $000's)	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP
Current assets (c)	$3,094	96	$3,190	$6,826	$74	$6,900
Restricted cash	5,097	—	5,097	4,961	—	4,961
Property, plant and equipment (b,f)	29,808	(11,270)	18,538	21,001	(10,087)	10,914

Total assets	$37,999	$(11,174)	$26,825	$32,788	$(10,013)	$22,775

Current liabilities	452	—	452	256	—	256
Long term liabilities	4,144	—	4,144	4,188	—	4,188

Total liabilities	4,596	—	4,596	4,444	—	4,444
Capital stock (a,g)	158,575	76,262	234,837	149,747	76,262	226,009
Special warrants (e)	—	222	222	—	222	222
Warrants and options (g)	2,340	(1,570)	770	1,649	(1,169)	480
Contributed surplus (a,g)	232	5,547	5,779	108	5,560	5,668
Other comprehensive income (loss) (c)	—	96	96	—	74	74
Deficit (a,b,c,f,g)	(127,744)	(91,731)	(219,475)	(123,160)	(90,962)	(214,122)

Total shareholders' equity	33,403	(11,174)	22,229	28,344	(10,013)	18,331

Total liabilities & shareholders' equity	$37,999	$(11,174)	$26,825	$32,788	$(10,013)	$22,775

The significant measurement differences in the consolidated statements of cash flows relative to U.S. GAAP were:

Consolidated Statements of Cash Flows

	Years ended December 31,
(U.S. dollars in thousands)				Cumulative during Exploration Stage
	2005	2004	2003
Cash flows from operating activities:
Loss for the period	$(4,584)	$(4,924)	$(2,745)	$(15,028)
Adjustments to reconcile loss for the period to cash used in operations:
Non-cash items	784	1,361	258	3,329
Additions to mineral properties, net (f)	(1,184)	(1,663)	(550)	(3,484)
Change in operating assets and liabilities:	421	212	(521)	(886)

Net cash used in operating activities	(4,563)	(5,014)	(3,558)	(16,069)
Cash flows from investing activities:	(8,448)	(6,100)	(3,002)	(18,761)
Additions to mineral properties, net (f)	1,184	1,663	550	3,484

Net cash used in investing activities	(7,264)	(4,437)	(2,452)	(15,277)
Cash flows from financing activities:	7,938	9,847	8,087	32,699

Net cash provided by financing activities	7,938	9,847	8,087	32,699
Net increase/(decrease) in cash and cash equivalents	(3,889)	396	2,077	1,353

Cash and cash equivalents, beginning of period	5,916	5,520	3,443	674

Cash and cash equivalents, end of period	$2,027	$5,916	$5,520	$2,027

Statement of Changes in Shareholders' Equity under U.S. GAAP

(U.S. $000's)	Capital stock	Special warrants	Warrants and options	Contributed surplus	Deficit	Other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2002	$206,329	$222	$370	$5,560	$(204,845)	$(85)	$7,551
Issued during the year (Note 9)	8,883	—	—	—	—	—	8,883
Warrants and options	—	—	127	—	—	—	127
Contributed surplus	—	—	—	13	—	—	13
Other comprehensive loss (c)	—	—	—	—	—	315	315
Net Loss	—	—	—	—	(3,380)	—	(3,380)

Balance at December 31, 2003	$215,212	$222	$497	$5,573	$(208,225)	$230	$13,509
Issued during the year (Note 9)	10,797	—	—	—	—	—	10,797
Warrants and options	—	—	(17)	—	—	—	(17)
Contributed surplus	—	—	—	95	—	—	95
Other comprehensive loss (c)	—	—	—	—	—	(156)	(156)
Net Loss	—	—	—	—	(5,897)	—	(5,897)

Balance at December 31, 2004	$226,009	$222	$480	$5,668	$(214,122)	$74	$18,331
Issued during the year (Note 9)	8,828	—	—	—	—	—	8,828
Warrants and options	—	—	290	—	—	—	290
Contributed surplus	—	—	—	111	—	—	111
Other comprehensive loss (c)	—	—	—	—	—	22	22
Net Loss	—	—	—	—	(5,353)	—	(5,353)

Balance at December 31, 2005	$234,837	$222	$770	$5,779	$(219,475)	$96	$22,229

The Corporation applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans in its U.S. GAAP presentations. If compensation cost for the Corporation's stock-based compensation plan had been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123, the Corporation would have recorded additional compensation expense of $415,000, $690,000 and $485,000 in 2005, 2004 and 2003, respectively. On January 1, 2004, the Corporation adopted the fair value method of accounting for stock-based compensation, CICA 3870. This standard requires that the Corporation record compensation expense on the granting of all stock-based compensation awards, including stock options grants to employees, calculated using the fair-value method. The adoption of the fair value method resulted in a cumulative increase of $971,000 to the opening deficit at January 1, 2004. Accordingly, the consolidated net loss and loss per share under U.S. GAAP would have increased to the pro-forma amounts indicated below:

	Year ended December 31,
	2005	2004	2003
Net Loss—as reported (000's)	$(5,353)	$(5,897)	$(3,380)
Net Loss—pro forma (000's)	(5,768)	(6,587)	(3,865)
Loss per share—as reported	$(0.26)	$(0.37)	$(0.26)
Loss per share—pro forma	(0.31)	(0.41)	(0.30)

Impact of recently issued accounting standards

In June 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections. The new standard requires that entities which make a voluntary change in accounting principle apply that change retroactively to prior period financial statements, unless this would be impracticable. For changes in methods of depreciation, amortization or depletion of long-lived assets, the change must be accounted for prospectively, as a change in estimate. SFAS No. 154 is effective for the Corporation's 2006 financial statements and is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force issued EITF 04-06—Accounting for Post-Production Stripping Costs in the Mining Industry. The EITF requires that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. EITF 04-06 is effective for the Corporation's 2006 financial statements and may result in a GAAP difference based on EIC 160 "Stripping Costs Incurred in the Production Phase of a Mining Operation".

If adopted, the EIC would require stripping costs to be accounted for as variable production costs to be included in inventory unless the stripping activity can be shown to be a betterment of the mineral property, in which case the stripping costs would be capitalized.

As of December 31, 2005, the Corporation did not have any deferred stripping costs and it does not anticipate having any deferred stripping costs in the future as the Corporation does not have mining operations. Should EIC 160 adopted, and if the Corporation began mining operations in which there would be stripping costs, the Corporation will defer the stripping costs of major mine expansions which allows the Corporation to mine reserves not previously included in the reserve base.

For U.S. GAAP purposes, the Corporation will adopt SFAS 123R, "Accounting for Stock Based Compensation" effective January 1, 2006. SFAS 123R requires the use of the fair value method of accounting for stock based compensation. This standard is consistent with the revised provisions of CICA 3870, which the Corporation adopted for Canadian GAAP effective January 1, 2004. For the United States GAAP, the Corporation will apply the new standard effective January 1, 2006. The Corporation has not yet decided which of the transition methods allowed by the SFAS 148 will be used and thus cannot evaluate its potential impact on the Corporation's financial position, results of operations or cash flows.

19. Related party transactions

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc., ("SSRI") an option to acquire the Corporation's interest in the silver mineralized material hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director. Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, and SSRI was to pay the Corporation $1.5 million over four years including a cash payment of $300,000 at closing. The remaining $1.2 million would be used by the Corporation to fund exploration programs, land holding costs and option payments on the Maverick Springs project. At the time the transaction was completed, SSRI had paid the Corporation $488,891, comprised of the required $300,000 payment due at closing plus $188,891 in exploration costs incurred through December 31, 2002. As of December 31, 2005, included in current assets is a receivable amount due from SSRI in the amount of $11,964 (2004—$119,373) to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

20. Subsequent events

Private Placement Financing

In February 2006, the Corporation announced the closing of a non-brokered private placement financing. The Corporation raised gross proceeds of $3,280,904 from the sale of 649,684 units priced at $5.05 per unit. Each unit consists of one common share and one warrant. Each warrant will entitle the holder to acquire one common share at an exercise price of $6.00 for a period of two years from the date of issue.

Acquisition of Mt. Todd Gold Mine, Northern Territory, Australia

Effective March 1, 2006 (Australia time), Vista Gold Corp. entered into agreements with Ferrier Hodgson, the Deed Administrators ("Deed Administrators") for Pegasus Gold Australia Pty Ltd. ("Pegasus"), the government of the Northern Territory of Australia ("Territory") and the Jawoyn Association Aboriginal Corporation ("JAAC") and other parties named therein, subject to regulatory approvals, to purchase the Mt. Todd gold mine (also known as the Yimuyn Manjerr gold mine) in the Northern Territory, Australia. Under these agreements, Vista Gold Corp. is guarantor of the obligations of its subsidiary Vista Gold Australia Pty Ltd. ("Vista Australia" and with Vista Gold Corp., referred to as "Vista Gold" in summaries of agreement terms herein). As part of the agreements, Vista Gold has agreed to undertake a technical and economic review of the mine and possibly form one or more joint ventures with the JAAC. The transactions contemplated under the agreements are anticipated to be completed and effective by

July 2006. The amounts set forth below have been transferred to escrow accounts and will be released at that time.

The agreements comprise of the following:

(1)
Mining Tenements Transfer Agreement (the "MTTA") among Vista Australia, Vista Gold Corp. and the Deed Administrators, pursuant to which Vista Gold is to pay Pegasus AUD $1,000,000 (approximately U.S. $743,000; this and following U.S. $ amounts in these agreement summaries based on exchange rates as of February 28, 2006) and receive a transfer of the mineral leases and certain mine assets together with an assignment of all rights of Pegasus to the Mt. Todd property. A portion of the property is subject to a gross royalty of 5% on minerals produced.

(2)
Agreement (the "Territory Agreement") among the Territory, Vista Australia and Vista Gold Corp., which is for an initial term of five years commencing January 1, 2006, with an extension of five years at the option of Vista Gold and three additional years possible at the option of the Territory. During the first year of the term, Vista Gold will undertake a comprehensive technical and environmental review of the project to evaluate current site environmental conditions to result in a program to stabilize environmental conditions and minimize offsite contamination, review the water management plan with recommendations, and produce a technical report for the re-start of operations. During the term of the agreement, Vista Gold will examine all technical economic and environmental issues, estimate site rehabilitation costs, explore and evaluate the potential of the project, and prepare a technical and economic feasibility study for the potential development of Mt. Todd.

Vista Gold will pay the Territory's costs of management and operation of the Mt. Todd site up to a maximum of AUD $375,000 (approximately U.S. $278,625) during the first year of the term, and assume site management and pay management and operation costs in following years. In the agreement, the Territory acknowledges its commitment to rehabilitate the site and that Vista Gold has no rehabilitation obligations for pre-existing conditions until it submits and receives approval of a Mine Management Plan for the resumption of mining operations. Recognizing the importance placed by the Territory upon local industry participation, Vista Gold has agreed to use, where appropriate, Northern Territory labor and services during the period of the agreement in connection with the Mt. Todd property, and further, when a production decision is reached, to prepare and execute a local Industry Participation Plan.

(3)
Deed of Variation, Adoption and Release: Jawoyn Agreements (the "JAAC Agreement"), among the JAAC, the Territory, Pegasus, Barnjarn Aboriginal Corporation, Vista Australia, Vista Gold Corp. and three controller-appointed entities as named therein. Under this agreement, the controller-appointed entities are to transfer to Vista Gold their interest in certain agreements with the JAAC, the Territory and Barnjarn Aboriginal Corporation (an affiliate of JAAC) with respect to lands including the mineral leases to be acquired by Vista Gold pursuant to the MTTA. This agreement calls for Vista Gold Corp. to issue its Common Shares with a value of CDN. $1.0 million (amounting to 177,053 Common Shares) as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases during the period from the effective date until a decision is reached to begin production. Vista Gold will also pay the JAAC AUD $5,000 (approximately U.S. $3,715) per month in return for consulting with respect to Aboriginal, cultural and heritage issues. The JAAC will provide Vista with an office in Katherine (a regional center of population 11,000 approximately 50 kilometers from the mine site) and with secretarial services for a minimum of AUD $2,000 (approximately U.S. $1,486) per month.

If the Mt. Todd project proves feasible for economic development of the mineral leases including a fully funded site reclamation bond, Vista Gold will establish a technical oversight committee with representatives of the Territory and the JAAC. Additionally, Vista Gold will offer the JAAC the opportunity for joint venture participation in the operation on a 90% Vista / 10% JAAC basis. For rent of the surface during production, Vista Gold (or the joint venture if formed) will pay the JAAC an annual amount equal to 1% of the annual value of production with an annual minimum of AUD $50,000 (approximately U.S. $37,150). As part of the agreement, Vista Gold will endeavor to use services and labor provided by the JAAC when feasible. Vista Gold and the JAAC may for a 50/50 exploration joint venture to explore JAAC lands outside the mineral leases.

Vista Gold Corp. has agreed to pay U.S. $100,000 to Prime Corporate Finance Pty Limited as a finder's fee in connection with the above transactions.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Corporation's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning Vista Gold Corp.'s directors will be contained in Vista Gold Corp.'s definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the United States Securities Exchange Act of 1934 for the 2006 Annual General Meeting of Shareholders (the "Proxy Statement") under the caption "Particulars of Matters to be Acted Upon—Election of Directors" and is incorporated herein by reference.

Information concerning Vista Gold Corp.'s executive officers is furnished following Item 4 of Part I hereof under the caption "Executive Officers of the Corporation".

Information concerning Vista Gold Corp.'s audit committee, including designation of the "Audit Committee Financial Expert" under applicable Securities and Exchange Commission rules, will be contained in the Proxy Statement under the captions "Corporate Governance—Committees of the Board of Directors and Meetings" and "—Audit Committee Report" and is incorporated herein by reference.

Information concerning certain filing obligations under the federal securities laws applicable to Vista Gold Corp.'s directors and executive officers, and holders of more than 10% of our Common Shares, will be contained in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

The Corporation has adopted a code of ethics that applies to all its directors, officers and employees. This code is publicly available on the Corporation's website at www.vistagold.com and on SEDAR at www.sedar.com. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable United States Securities and Exchange Commission rules will be disclosed on the Corporation's website.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.
Report of Independent Accountants dated March 17, 2006.

2.
Consolidated Balance Sheets—At December 31, 2005 and 2004.

3.
Consolidated Statements of Loss—Years ended December 31, 2005, 2004, and 2003.

4.
Consolidated Statements of Deficit—Years ended December 31, 2005, 2004 and 2003.

5.
Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004, and 2003.

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

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Articles of Continuation filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
3.02	By-Law No. 1 of Vista Gold filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
3.04	Amended By-Law No. 1 of Vista Gold (File No. 1-9025)
4.01	Warrant Indenture dated September 29, 2004 between Vista Gold Corp. and Computershare Trust Company of Canada, as Trustee filed as Exhibit 4.1 to the Corporation's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (File No. 1-9025)
4.02	Warrant Indenture dated September 23, 2005 between Vista Gold Corp. and Computershare Trust Company of Canada, as Trustee filed as Exhibit 4.1 to the Corporation's Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)
4.03	Form of Broker Warrant dated September 23, 2005 issued by Vista Gold Corp. to Quest Securities Corporation filed as Exhibit 4.2 to the Corporation's Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)
4.04	Warrant Indenture dated February 2, 2006 between Vista Gold Corp. and Computershare Trust Company of Canada, as Trustee filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K, dated February 2, 2006 and incorporated herein by reference (File No. 1-9025)

10.01	Lease and Option dated July 1, 1985 between Henry C. Crofoot, trustee, and Hycroft Resources—Development Inc. (Crofoot Patented Claims), as amended, filed as Exhibit 10.8 to Granges' Registration Statement on Form S-1, as amended, and incorporated herein by reference (File No. 33-17974)
10.02	Lease and Option dated July 1, 1985, between Henry C. Crofoot, trustee, and Hycroft Resources—Development Inc. (Crofoot Unpatented Claims), as amended, filed as Exhibit 10.9 to Granges' Registration Statement on Form S-1, as amended, and incorporated herein by reference (File No. 33-17974)
10.03	Lewis Mine Lease and Assignment Agreement included in the Assignment of Mining Lease dated January 23, 1987 among Standard Slag Company, Hycroft Lewis, Hycroft Resources Corporation and Granges, filed as Exhibit 10.7 to Granges' Registration Statement on Form S-1, as amended, and incorporated herein by reference (File No. 33-17974)
10.04	Amendment Agreement dated January 14, 1988, among Henry C. Crofoot et al and Hycroft Resources—Development Inc. filed as Exhibit 10.13 to Granges' Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended, and incorporated herein by reference (File No. 1-9025)
10.05	Lewis Hycroft Agreement dated January 10, 1989, among Frank W. Lewis, Hycroft Lewis and Hycroft Resources—Development Inc. filed as Exhibit 10.16 to Granges' Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended, and incorporated herein by reference (File No. 1-9025)
10.06	Second Amendment Agreement dated March 3, 1989, among Henry C. Crofoot et al and Hycroft Resources—Development Inc. filed as Exhibit 10.24 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
10.07	Second Lewis-Hycroft Agreement dated March 15, 1991 among Frank W. Lewis, Granges, Hycroft Resources—Development Inc. and Hycroft Lewis filed as Exhibit 10.20 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
10.08	Third Amendment Agreement dated August 16, 1991 among Henry C. Crofoot et al, Hycroft Resources & Development Inc. and Blackrock Properties, Inc. filed as Exhibit 10.25 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
10.09	Stock Option Plan of Vista Gold dated November 1996 as amended in November 1998, May 2003 and May 2005 filed as Schedule B to the Corporation's definitive Proxy Statement as filed with the Commission on April 14, 2005 and incorporated herein by reference (File No. 1-9025)
10.10	Share Purchase Agreement dated August 29, 2002 between Vista Gold and Viceroy Minerals Corporation filed as Exhibit 10.16 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.11	Purchase Agreement dated October 7, 2002 between Vista Gold and Newmont Mining Corporation filed as Exhibit 10.17 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.12	Joint Venture Agreement dated June 9, 2003 between Vista Gold and Maverick Silver Inc., a subsidiary of Silver Standard Resources Inc. filed as Exhibit 10.19 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)

10.13	Data Purchase, Production Payment Grant and Option to Purchase Production Payment Agreement dated August 1, 2003 between Vista Gold and Enrique Gaitan Maumejean filed as Exhibit 10.20 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.14	Contract of Assignment of Rights dated September 26, 2003 between Minera Paredones Amarillos and Enrique Gaitan Maumejean filed as Exhibit 10.21 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.15	Option to Purchase Agreement dated September 23, 2003 between Vista Gold and Monex Exploration filed as Exhibit 10.22 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.16	Purchase Agreement dated October 28, 2003 between Vista Gold and Sagebrush Exploration, Inc. filed as Exhibit 10.23 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.17	Finder's Fee Agreement and Indemnity Agreement amended and restated as of September 1, 2004 between Vista Gold and Global Resource Investments Ltd. filed as Exhibit 10.1 to the Corporation's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (File No. 1-9025)
10.18	Form of Subscription Agreement dated September 29, 2004, between Vista Gold and each Purchaser as defined therein filed as Exhibit 10.2 to the Corporation's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (File No. 1-9025)
10.19	Option to Purchase Agreement dated December 11, 2003, as amended May 28, 2004 and July 29, 2004 between Vista Gold and Luzon Minerals Ltd.
10.20	Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier
10.21	Option to Enter Joint Venture Agreement effective as of October 21, 2004 by and between Vista Gold, Hycroft Resources & Development, Inc., Hycroft Lewis Mine, Inc. and Pintail (Nevada) Gold Technology LLC
10.22	Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings
10.23	Third Amendment to Purchase Agreement, dated January 19, 2005, between Vista Gold Corp. and Luzon Minerals Ltd.
10.24	Deed of Option, dated October 28, 2004, between Weston Investments, Organic Resources, Vista Gold Corp., Salu Siwa and JCI Limited
10.25	Deed relating to the sale and purchase of Salu Siwa, dated April 21, 2005, between Weston Investments, Organic Resources, Vista Gold (Barbados) Corp., and JCI Limited
10.26	Deed relating to the sale and purchase of 1% shareholding in Company, dated April 21, 2005, between Organic Resources, Vista Gold (Barbados) Corp., and JCI Limited
10.27	Assignment Agreement, dated May 9, 2005, between PT Masmindo Eka Sakti and Vista Gold Corp.
10.28	Assignment Agreement, dated May 9, 2005, between Continental Goldfields Limited and Vista Gold Corp.
10.29	Assignment Agreement, dated May 9, 2005, between ORT Limited and Vista Gold Corp.

10.30	Fourth Amendment to Purchase Agreement dated July 18, 2005 between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)
10.31	Finder's Fee Agreement dated as of September 9, 2005 between Vista Gold Corp. and Global Resource Investments Ltd. and Quest Securities Corporation filed as Exhibit 10.2 to the Corporation's Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)
10.32	Indemnity Agreement dated as of September 9, 2005 between Vista Gold Corp. and Global Resource Investments Ltd. and Quest Securities Corporation filed as Exhibit 10.3 to the Corporation's Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)
10.33	Form of Subscription Agreement dated September 23, 2005 between Vista Gold Corp. and each Purchaser as defined therein filed as Exhibit 10.4 to the Corporation's Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)
10.34	Fifth Amendment to Purchase Agreement dated November 7, 2005 between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated November 7, 2005 and incorporated herein by reference (File No. 1-9025)
10.35	Agreement for Assignment and Assumption of Option Agreement, dated December 9, 2005, by and among Century Gold LLC, Donald J. Decker and Suzanne R. Decker, as Joint Trustees of the Decker Ridge Joint Revocable Trust, Vista Gold Corp. and Victory Gold Inc.
10.36	Assignment and Assumption, dated December 9, 2005, made by and among Century Gold LLC, Donald J. Decker and Suzanne R. Decker, as Joint Trustees of the Decker Ridge Revocable Trust and Victory Gold Inc.
10.37	Indemnification Agreement, dated December 13, 2005, by and between Victory Gold Inc., to and for the benefit of the Frank W. Lewis Revocable Living Trust dated March 15, 2004 and the Sharon F. Lewis Trust dated January 22, 2004
10.38	Indemnification Agreement, dated December 13, 2005, by and between Vista Gold Corp., to and for the benefit of the Frank W. Lewis Revocable Living Trust dated March 15, 2004 and the Sharon F. Lewis Trust dated January 22, 2004
10.39	Form of Subscription Agreement dated February 2, 2006 between Vista Gold Corp. and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated February 2, 2006 and incorporated herein by reference (File No. 1-9025)
10.40	Mining Tenements Transfer Agreement, dated March 1, 2006, among Pegasus Gold Australia Pty Ltd. (under charges of Ferrier Hodgson as Deed Administrators), Vista Gold Australia Pty Ltd. and Vista Gold Corp. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)
10.41	Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty Ltd. and Vista Gold Corp. filed as Exhibit 10.2 to the Corporation's Current Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.42	Deed of Variation, Adoption and Release: Jawoyn Agreements, dated March 1, 2006, among the Northern Territory of Australia, Yimuyn Manjerr (Investments) Pty Ltd. (Controller Appointed), Yilgarn Gold Limited (Controller Appointed), Vallance Holdings Pty Ltd. (Controller Appointed), Pegasus Gold Australia Pty Ltd., Jawoyn Association Aboriginal Corporation, Barnjarn Aboriginal Corporation, Vista Gold Australia Pty Ltd. and Vista Gold Corp. filed as Exhibit 10.3 to the Corporation's Current Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)
10.43	Letter Agreement, dated April 12, 2005, between Prime Corporate Finance Pty Limited and Vista Gold Corp.
21	Subsidiaries of the Corporation
23.1	Consent of PricewaterhouseCoopers LLP, independent auditors
23.2	Consent of Mine Reserve Associates, Inc.
23.3	Consent of Snowden Mining Industry Consultants
23.4	Consent of Mine Development Associates
23.5	Consent of Pincock, Allen & Holt
23.6	Consent of Resource Development Inc.
23.7	Consent of Ore Reserves Engineering
23.8	Consent of WLR Consulting, Inc.
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: March 31, 2006	By: /s/ Michael B. Richings

Michael B. Richings,
President and Chief Executive Officer
Dated: March 31, 2006	By: /s/ Gregory G. Marlier

Gregory G. Marlier
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 31, 2006	By: /s/ Michael B. Richings

Michael B. Richings,
President and Chief Executive Officer
Dated: March 31, 2006	By: /s/ Gregory G. Marlier

Gregory G. Marlier
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Michael B. Richings Michael B. Richings	Director	March 31, 2006
* John M. Clark	Director	March 31, 2006
* C. Thomas Ogryzlo	Director	March 31, 2006
* Robert A. Quartermain	Director	March 31, 2006
* W. Durand Eppler	Director	March 31, 2006
* By: /s/ Michael B. Richings

Michael B. Richings Attorney-in-Fact

Exhibit 21

SUBSIDIARIES OF VISTA GOLD CORP.

Name of Subsidiary	Jurisdiction of Organization
Vista Gold Holdings Inc.(1)	Nevada
Vista Gold U.S. Inc.(2)	Delaware
Vista Nevada Corp.(2)	Nevada
Idaho Gold Resources LLC(2)	Idaho
Victory Gold Inc.(2)	Nevada
Victory Exploration Inc.(6)	Nevada
Hycroft Resources & Development, Inc.(2)	Nevada
Hycroft Lewis Mine, Inc.(3)	Nevada
Granges Inc.(1)	British Columbia, Canada
Minera Paredones Amarillos S.A. de C.V.(1)	Mexico
Vista Gold (Barbados) Corp.(1)	Barbados
Salu Siwa Pty. Ltd.(7)	Australia
PT Masmindo Dwi(8)	Indonesia
Vista Gold (Antigua) Corp.(1)	Antigua
Compania Inversora Vista S.A.(4)	Bolivia
Minera Nueva Vista S.A.(5)	Bolivia
Compania Exploradora Vistex S.A.(5)	Bolivia
Vista Minerals (Barbados) Corp.(1)	Barbados
Vista Australia Pty. Ltd.(9)	Australia
(1)
100% owned by Vista Gold Corp.

(2)
100% owned by Vista Gold Holdings Inc.

(3)
100% owned by Hycroft Resources & Development, Inc.

(4)
100% owned by Vista Gold (Antigua) Corp.

(5)
100% owned by Compania Inversora Vista S.A.

(6)
100% owned by Victory Gold Inc.

(7)
100% owned by Vista Gold (Barbados) Corp.

(8)
100% owned by Salu Siwa Pty. Ltd.

(9)
100% owned by Vista Minerals (Barbados) Corp.

Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-91254, 333-102384, 333-104443, 333-120335 and 333-129720), and in the Registration Statement on Form S-8 (No. 333-105621) of Vista Gold Corp. (the "Company") of our report dated March 17, 2006, relating to the consolidated financial statements of the Company included in this Annual Report on Form 10-K for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, BC, Canada
March 17, 2006

Exhibit 24

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael B. Richings, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name and/or his behalf, to do any and all acts and things and to execute any and all instruments which said attorney-in-fact and agent may deem necessary or advisable to enable Vista Gold Corp. to comply with the Securities Exchange Act of 1934, as amended (the "Act"), and any rules, regulations or requirements of the Securities and Exchange Commission in respect thereof, including, without limitation, the power and authority to sign his name in any and all capacities (including his capacity as a Director and/or Officer of Vista Gold Corp.) to the Annual Report on Form 10-K of Vista Gold Corp. for the fiscal year ended December 31, 2005 and the undersigned hereby ratifies and confirms all that said attorney-in-fact and agent, or any substitute or substitutes for him, shall lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned have subscribed these presents on the dates stated.

Signature	Title	Date
/s/ John M. Clark John M. Clark	Director	March 31, 2006
/s/ C. Thomas Ogryzlo C. Thomas Ogryzlo	Director	March 31, 2006
/s/ Robert A. Quartermain Robert A. Quartermain	Director	March 31, 2006
/s/ W. Durand Eppler W. Durand Eppler	Director	March 31, 2006

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

4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

  (c)
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

Dated: March 31, 2006	/s/ Michael B. Richings Michael B. Richings, President and Chief Executive Officer

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

4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

  (c)
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

Dated: March 31, 2006	/s/ Gregory G. Marlier Gregory G. Marlier, Chief Financial Officer

Exhibit 32.1

STATEMENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Vista Gold Corp. (the "Corporation") on Form 10-K for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Corporation does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: March 31, 2006	/s/ Michael B. Richings Michael B. Richings, President and Chief Executive Officer

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

STATEMENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Vista Gold Corp. (the "Corporation") on Form 10-K for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Corporation does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: March 31, 2006	/s/ Gregory G. Marlier Gregory G. Marlier, Chief Financial Officer

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
USE OF NAMES
CURRENCY
METRIC CONVERSION TABLE
UNCERTAINTY OF FORWARD-LOOKING STATEMENTS
PART I
PART II
Independent Auditors Report To the Shareholders of Vista Gold Corp.
Comments by Auditors for United States Readers on Canada-United States Reporting Differences
PART III
PART IV
SIGNATURES
SUBSIDIARIES OF VISTA GOLD CORP.
CONSENT OF INDEPENDENT ACCOUNTANTS
POWER OF ATTORNEY
CERTIFICATION
CERTIFICATION
STATEMENT PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
STATEMENT PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002