Form 10-Q
period 2006-03-31
VISTA GOLD CORP
filed 2006-05-15
CIK 783324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

25,655,135

Common Shares, without par value, outstanding at May 9, 2006

VISTA GOLD CORP.
(An Exploration Stage Enterprise)
FORM 10-Q
For the Quarter Ended March 31, 2006
INDEX

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS - UNAUDITED

(U.S. dollars in thousands)	March 31, 2006	December 31, 2005
Assets:
Cash and cash equivalents	$4,993	$2,027
Marketable securities	464	468
Accounts receivable	54	64
Supplies inventory, prepaids and other	476	481
Funds held in escrow - Note 4	1,021	—
Other current assets	51	54
Current assets	7,059	3,094

Restricted cash - Note 3	5,151	5,097
Mineral properties - Note 5	27,571	27,159
Plant and equipment - Note 6	1,167	1,219
Notes receivable	8	8
Hycroft reclamation premium costs	1,392	1,422
	35,289	34,905

Total assets	$42,348	$37,999

Liabilities and Shareholders’ Equity:
Accounts payable	$96	$141
Current portion of capital lease obligations	9	9
Accrued liabilities and other	317	302
Current liabilities	422	452

Capital lease obligations	31	34
Asset retirement obligation and closure costs	4,110	4,110
Total liabilities	4,563	4,596

Capital stock, no par value: - Note 7
Preferred - unlimited shares authorized; no shares outstanding
Common - unlimited shares authorized; shares outstanding: 2006 - 21,961,287 and 2005 - 20,785,262	164,200	158,575
Warrants - Note 8	401	401
Options - Note 9	1,783	1,939
Contributed surplus	253	232
Deficit	(128,852)	(127,744)
Total shareholders’ equity	37,785	33,403

Total liabilities and shareholders’ equity	$42,348	$37,999

Commitments and contingencies - Note 10
Subsequent events - Note 14

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

			Cumulative
			during
	Three Months Ended March 31,		Exploration
(U.S. dollars in thousands, except share data)	2006	2005	Stage
Costs and expenses:
Exploration, property evaluation and holding costs	$455	$458	$5,630
Corporate administration and investor relations	678	440	7,997
Depreciation and amortization	55	52	769
Provision for reclamation and closure costs	—	—	1,048
Write-down of mineral properties	—	—	76
Cost recoveries related to USF&G lawsuit	—	—	(240)
Interest income	(92)	(57)	(451)
Gain on disposal of assets	—	(6)	(98)
Other income	(1)	(1)	(78)
Stock-based compensation	34	82	1,522
Loss on currency translation	18	—	66
Gain on disposal of marketable securities	(39)	(11)	(223)
Write-down of marketable securities	—	—	118
Total costs and expenses	1,108	958	16,136
Net loss	$(1,108)	$(958)	$(16,136)

Weighted average number of shares outstanding	21,504,598	18,122,816

Basic and diluted loss per share	$(0.05)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

	Three Months Ended March 31,
(U.S. dollars in thousands)	2006	2005
Deficit, beginning of period	$(127,744)	$(123,160)
Net loss	(1,108)	(958)
Deficit, end of period	$(128,852)	$(124,118)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

			Cumulative
			during
	Three Months Ended March 31,		Exploration
(U.S. dollars in thousands)	2006	2005	Stage
Cash flows from operating activities:
Loss for the period	$(1,108)	$(958)	$(16,136)
Adjustments to reconcile loss for the period to cash provided by/(used in) operations:
Depreciation, depletion and amortization	55	52	769
Amortization of reclamation costs	30	30	268
Provision for reclamation and closure costs	—	—	1,048
Reclamation and closure costs accrued, net	68	2	74
Write-down of mineral properties	—	—	76
Stock based compensation	34	82	1,522
Gain on disposal of assets	—	(6)	(98)
Cost recoveries related to USF&G lawsuit	—	—	(240)
Write-down of marketable securities	—	—	118
Gain on sale of marketable securities	(39)	(11)	(223)
Loss on currency translation	—	—	44
Other non-cash items	—	—	120

Change in operating assets and liabilities:
Accounts receivable	10	287	151
Notes Receivable	3	—	3
Supplies inventory and prepaid expenses	5	(92)	(102)
Accounts payable and accrued liabilities	(99)	(78)	(1,020)
Net cash used in operating activities	(1,041)	(692)	(13,626)

Cash flows from investing activities:
Restricted cash - Note 3	(54)	(30)	(5,151)
Acquisition of marketable securities	(42)	—	(233)
Proceeds from sale of marketable securities	85	15	432
Additions to mineral properties, net of cost recoveries	(412)	(251)	(5,763)
Funds held in escrow for acquisition of mineral property - Note 4	(1,021)	—	(7,957)
Additions to plant and equipment	(5)	(4)	(1,802)
Proceeds on disposal of fixed assets and supplies	—	6	264
Net cash used in investing activities	(1,449)	(264)	(20,210)

Cash flows from financing activities:
Net proceeds from private placements - Note 7	3,212	—	25,054
Proceeds from exercise of warrants - Note 7	1,951	373	11,676
Proceeds from exercise of stock options - Note 7	293	25	1,425
Net cash provided by financing activities	5,456	398	38,155

Net increase/(decrease) in cash and cash equivalents	2,966	(558)	4,319

Cash and cash equivalents, beginning of period	2,027	5,916	674

Cash and cash equivalents, end of period	$4,993	$5,358	$4,993

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars unless specified otherwise)

1.             General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of March 31, 2006, and for the three-month period ended March 31, 2006, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 12, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States. In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made. These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Gold production has gradually declined since mining activities were suspended at the Hycroft mine in 1998. Effective January 1, 2002, gold production was considered incidental and the Corporation stopped reporting the associated sales proceeds as revenue. Based on that, management of the Corporation decided during 2003 that the Corporation was an Exploration Stage Enterprise. For financial reporting purposes, commencing with the Corporation’s audited financial statements for the year ended December 31, 2003, the Corporation was characterized as an Exploration Stage Enterprise and its consolidated statements of loss, deficit and cash flows include columns showing cumulative amounts during the exploration stage (i.e., from January 1, 2002, the effective date when gold production was considered incidental).

Although the Corporation has reviewed and is satisfied with the title for all mineral properties in which it has a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

3.             Restricted cash

The Corporation has pledged cash as collateral totalling $5.2 million to the U.S. Bureau of Land Management, Nevada State Office, to cover increased reclamation cost estimates at the Hycroft mine (Note 10). During the quarter ended March 31, 2006, the Corporation earned interest of $54,163 on the restricted cash account.

4.             Acquisition of Mt. Todd Gold Mine, Northern Territory, Australia

Effective March 1, 2006, the Corporation and its subsidiary Vista Gold Australia Pty Ltd. (“Vista Australia”) entered into agreements with Ferrier Hodgson, the Deed Administrators for Pegasus Gold Australia Pty Ltd., the government of the Northern Territory of Australia and the Jawoyn Association Aboriginal Corporation (“JAAC”) and other parties named therein, subject to regulatory approvals, to purchase a 100% interest in the Mt. Todd gold mine (also known as the Yimuyn Manjerr gold mine) in the Northern Territory, Australia. Under these agreements, the Corporation is guarantor of the obligations of its subsidiary Vista Australia.

As part of the agreements, Vista Australia agreed to pay Pegasus, AUD $1.0 million ($739,600) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory’s costs of management and operation of the Mt. Todd site up to a maximum of approximately AUD $375,000 (approximately $277,500)

during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years. Additionally, the Corporation is to issue common shares with a value of CDN $1.0 million as of the date of the agreement (amounting to 177,053 common shares) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production. During March 2006, the Corporation transferred $1,021,322 to an escrow account. The Corporation anticipates that the transactions contemplated under the agreements will be completed and effective by July 2006 at which time the funds held in escrow will be released to the ultimate vendors and the common shares will be issued. The amount of $1,021,322 represented the $739,600 purchase price (AUD $1.0 million), the $100,000 finder’s fee that the Corporation agreed to pay to Prime Corporate Finance Pty Limited in connection with the transaction, $131,525 (AUD $177,837) in back rents and $50,197 (AUD $69,048) for stamp duty assessments in order to register the title in Vista Australia’s name.

Since the transactions contemplated under the agreements are not yet effective, the Corporation has not begun consolidating the results of operations for the Mt. Todd gold mine. As of March 31, 2006, the payments made to purchase the Mt. Todd gold mine have been included on the Corporation’s Consolidated Balance Sheet as “Funds held in escrow” and will be transferred to capitalized mineral property costs on the effective date of the agreement. At that time, the Corporation will begin consolidating the results of operations.

5.             Mineral properties

	2005	2006
(U.S. dollars in thousands)	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Cost recovery	Write-offs	Year to date activity	March 31, Ending Balance
Maverick Springs, United States	$1,183	$—	$—	$2	$(1)	$—	$1	$1,184
Mountain View, United States	805	—	—	2	—	—	2	807
Long Valley, United States	418	—	200	—	—	—	200	618
Wildcat, United States	998	—	—	—	—	—	—	998
Hasbrouck and Three Hills, United States	375	—	—	—	—	—	—	375
Yellow Pine, United States	395	—	—	—	—	—	—	395
Paredones Amarillos, Mexico	3,117	—	—	45	—	—	45	3,162
Guadalupe de los Reyes, Mexico	1,131	—	—	6	—	—	6	1,137
Amayapampa, Bolivia	10,326	—	—	—	—	—	—	10,326
Awak Mas, Indonesia	1,837	—	—	126	—	—	126	1,963
F.W. Lewis, Inc. Properties, United States	3,024	—	—	2	(41)	—	(39)	2,985
Hycroft Royalty, United States	3,500	—	—	—	—	—	—	3,500
Other	50	—	—	71	—	—	71	121
	$27,159	$—	$200	$254	$(42)	$—	$412	$27,571

In June 2004, as previously reported, the Corporation reached an agreement with Pintail Gold Technology, LLC (“Pintail”), a Denver-based biotechnology firm, pursuant to which Pintail was to complete a development program and feasibility study concerning recovery of gold from the currently dormant heap leach pads located at the Hycroft mine site in Nevada, and could potentially earn a 50% interest in a joint venture to develop a commercial gold operation to produce gold from the heap leach piles. The study, to be funded solely by Pintail, was expected to last one year and to cost $500,000. The study was not completed and in February 2006 the Corporation terminated the agreement.

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

Measurement Uncertainty

The Corporation believes that the fair value of its mineral properties exceeds the carrying value; however, a write-down in the carrying values of the Corporation’s properties may be required in the future as a result of evaluation of gold resources and application of a ceiling test which is based on estimates of gold resources and gold prices.

6.             Plant and equipment

	March 31, 2006			December 31, 2005
(U.S. dollars in thousands)	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net

Hycroft mine, United States	$11,971	$10,850	$1,121	$11,971	$10,801	$1,170
F.W. Lewis, Inc. Properties, United States	31	13	18	31	13	18
Awak Mas, Indonesia	3	—	3	—	—	—
Corporate, United States	401	376	25	401	370	31
	$12,406	$11,239	$1,167	$12,403	$11,184	$1,219

7.             Capital stock

Common Shares issued and outstanding

	Number of shares issued	Capital stock ($ 000’s)
As of December 31, 2005	20,785,262	$158,575

Private placement February 2006, net	649,684	3,212
Warrants exercised from February 2003 private placement - Note 8	196,000	768
Warrants exercised from September 2004 private placement - Note 8	245,716	1,167
Warrants exercised from September 2005 private placement - Note 8	4,000	16
Exercise of stock options, cash - Note 9	80,625	293
Exercise of stock options, fair value - Note 9	—	169

Issued during the three months ended March 31, 2006	1,176,025	5,625

As of March 31, 2006	21,961,287	164,200

On February 2, 2006, the Corporation completed a private placement financing in which it sold and issued a total of 649,684 units (the “Units”), at a price of $5.05 per Unit for aggregate gross proceeds of $3,280,904. Each Unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share of Vista Gold Corp. at an exercise price of $6.00 for a period of two years from the date of issue. The Corporation agreed in connection with this transaction to register for resale all shares issuable in the transaction including shares issuable upon exercise of warrants. Net cash proceeds to the Corporation after costs to register the shares of $38,428 and legal expenses of $30,719 were $3,211,757.

8.             Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

	Warrants granted(1)(3)	Valuation ($000’s)	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise prices (U.S. $)		Expiry date	Weighted average remaining life (yrs)

As of December 31, 2005	11,375,828	401	(4,157,921)	(320,663)	6,897,244	$3.66

Private placement February 2006	649,684	—	—	—	649,684	5.05		Feb-08	1.8
Private Placement February 2003	—	—	(196,000)		(196,000)	3.92	(2)	Feb-07	0.9
Private Placement September 2004	—	—	(245,716)	—	(245,716)	4.75		Sep-07	1.5
Private Placement September 2005	—	—	(4,000)	—	(4,000)	4.10		Sep-07	1.5

As of March 31, 2006	12,025,512	401	(4,603,637)	(320,663)	7,101,212	$3.87

(1) Each warrant entitles the holder to purchase one common share

(2) The exercise price increased to $4.28 in February 2006

(3) The value of all warrants issued in conjunction with private placements is allocated to common stock

9.             Options to purchase Common Shares

Under the Corporation’s Stock Option Plan (“the Plan”), the Corporation may grant options to directors, officers, employees and consultants of the Corporation, for up to 1,750,000 common shares. Under the Plan, the exercise price of each option shall not be less than the market price of the Corporation’s stock on the date preceding the date of grant, and an option’s maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between the Corporation and the optionee. Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board.

The fair value of stock options granted to employees and directors was estimated at the grant date using the Black-Scholes option pricing model, using the following weighted average assumptions:

	March 2006	March 2005
Expected volatility	60.0%	N/A
Risk-free interest rate	4.76%	N/A
Expected lives (years)	5	N/A
Dividend yield	N/A	N/A

Option pricing models require the input of highly subjective assumptions including the expected price volatility. Expected price volatility is based on the historical volatility of the Corporation’s stock. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Corporation’s stock options. The expected term of the options granted is derived from the output of the option pricing model and represents the period of time that the options granted are expected to be outstanding. The risk-free rate for the periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

A summary of option activity under the Plan as of March 31, 2006, and changes during the quarter then ended is set forth in the following table:

	Number of Shares	Weighted- Average Exercise Price ($ USD)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)	Fair Value ($000)
Outstanding - December 31, 2005	950,625	$3.76			$1,939

Granted	10,000	5.05			14
Exercised	(80,625)	3.64			(169)
Forfeited	(7,500)	3.04			(21)
Cancelled	(7,500)	4.29			(5)
Expired	(2,500)	4.29			—
Vested, Fair Value	—	—			25

Outstanding - March 31, 2006	862,500	$3.78	2.67	$1,743	$1,783

Exercisable - March 31, 2006	822,500	$3.76	2.57	$1,680	$1,783

The total number of options outstanding at the end of the quarter is 862,500 with exercise prices ranging from approximately $2.87 to $5.05 and remaining lives of 0.6 to 5.1 years. The total number of options outstanding represents 3.9% of issued capital.

Compensation expense with a fair value of $25,698 was recognized during the three months ended March 31, 2006, for options previously granted in prior years and vesting over time. During the same period in 2005, compensation expense with a fair value of $82,357 was recognized for options previously granted in prior years and vesting over time.

Under the Plan, 10,000 stock options, vesting over a period of two years (5,000 in each year), were granted to an employee of the Corporation in March 2006. The fair value of the 5,000 options immediately vested has been recorded as a non-cash compensation expense of $14,060. The weighted-average grant date fair value of the 10,000 options granted during the period ended March 31, 2006 was $2.81. There were no options granted during the same period in 2005.

During the three months ended March 31, 2006, 80,625 options were exercised with an aggregate intrinsic value of $174,519. During the same period in 2005, 7,858 options were exercised with an aggregate intrinsic value of $3,008.

As set forth in the above table, during the quarter ended March 31, 2006, 2,500 options expired, and as to 15,000 options granted in November 2005 to an employee who left the Corporation during the March 2006 quarter, 7,500 options had vested and were accordingly forfeited while the remaining 7,500 unvested options were cancelled.

As to the 7,500 stock options that were cancelled, $5,316 had originally been recorded as an expense and an addition to stock options and with the cancellation, these entries have been reversed, accordingly.

As to the 7,500 stock options that were forfeited, the recorded fair-value from the forfeiture of these options of $21,264 has been reclassified to contributed surplus.

A summary of the status of the Corporation’s unvested stock options as of March 31, 2006, and changes during the quarter then ended, is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value ($ USD)
Unvested - December 31, 2005	42,500	$2.75

Granted	5,000	2.81
Cancelled	(7,500)	2.84

Unvested - March 31, 2006	40,000	$2.74

As of March 31, 2006, there was $65,660 of unrecognized compensation expense related to the unvested portion of options outstanding. This expense is expected to be recognized over a weighted-average period of 4.6 years.

10.          Commitments and contingencies

The Corporation is required to provide financial assurance of $6.8 million in respect of reclamation and site closure obligations at the Hycroft mine. The Corporation has been requested to pledge collateral to provide this bonding (Note 3). During 2004, the Corporation reached an agreement for a new bond package as previously reported.

11.          Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects. These activities are focused principally in North America, South America and Indonesia. Substantially all related costs are incurred in the United States. The Corporation reported no revenues in the three-month period ended March 31, 2006, or for the same period in 2005. Geographic segmentation of plant and equipment is provided in Notes 5 and 6.

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

(b)          In accordance with U.S. GAAP (SFAS No. 115), marketable securities considered to be available for sale are to be measured at fair value at the balance sheet date and related unrealized gains and losses are required to be shown separately in comprehensive income.

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

(d)          In accordance with U.S. GAAP (SFAS No. 123R), the fair value of all options granted after January 1, 2006 is calculated at the date of grant and expensed over the expected vesting period. On transition to this new standard, the unvested portion of options granted to employees before January 1, 2006 is expensed over the remaining vesting period using the fair value on the date of grant.

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

(U.S. dollars in thousands, except share data)	Three Months Ended March 31,		Cumulative during Exploration Stage
	2006	2005
Net loss – Canadian GAAP	$(1,108)	$(958)	$(16,136)
Realized loss on marketable securities	—	—	(85)
Unrealized gain/(loss) on marketable securities	—	—	85
Exploration, property evaluation and holding costs (a)	(453)	(251)	(3,937)
Financing costs	—	—	(222)
Stock-based compensation expense (d)	(4)	82	1,142
Beneficial conversion feature	—	—	(2,774)
Net loss – U.S. GAAP	(1,565)	(1,127)	(21,927)
Unrealized gain/(loss) on marketable securities (b)	518	(9)	614
Comprehensive loss – U.S. GAAP	$(1,047)	$(1,136)	$(21,313)

Basic and diluted loss per share – U.S. GAAP	$(0.05)	$(0.37)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(U.S. dollars in thousands)	Three Months Ended March 31,		Cumulative during Exploration Stage
	2006	2005
Cash flows from operating activities:
Loss for the period	$(1,108)	$(958)	$(16,136)
Adjustments to reconcile loss for the period to cash used in operations:
Non-cash items	148	149	3,477
Additions to mineral properties, net (a)	(453)	(251)	(3,937)
Change in operating assets and liabilities:	(81)	117	(967)
Net cash used in operating activities	(1,494)	(943)	(17,563)

Cash flows from investing activities:	(1,449)	(264)	(20,210)
Additions to mineral properties, net (a)	453	251	3,937
Net cash used in investing activities	(996)	(13)	(16,273)

Cash flows from financing activities:	5,456	398	38,155
Net cash provided by financing activities	5,456	398	38,155
			—
Net increase/(decrease) in cash and cash equivalents	2,966	(558)	4,319

Cash and cash equivalents, beginning of period	2,027	5,916	674

Cash and cash equivalents, end of period	$4,993	$5,358	$4,993

The significant differences in the consolidated balance sheets as at March 31, 2006, and December 31, 2005, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31, 2006			December 31, 2005
(U.S. $ 000’s)	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP
Current assets (b)	$7,059	614	$7,673	$3,094	$96	$3,190
Restricted cash	5,151	—	5,151	5,097	—	5,097
Property, plant and equipment (a)	30,138	(11,723)	18,415	29,808	(11,270)	18,538
Total assets	$42,348	$(11,109)	$31,239	$37,999	$(11,174)	$26,825

Current liabilities	422	—	422	452	—	452
Long term liabilities	4,141	—	4,141	4,144	—	4,144
Total liabilities	4,563	—	4,563	4,596	—	4,596

Capital stock (c,d)	164,200	76,093	240,293	158,575	76,262	234,837
Special warrants	—	222	222	—	222	222
Warrants and options (d)	2,184	(1,376)	808	2,340	(1,570)	770
Contributed surplus (c,d)	253	5,526	5,779	232	5,547	5,779
Other comprehensive income (loss) (b)	—	614	614	—	96	96
Deficit (a,b,c,d)	(128,852)	(92,188)	(221,040)	(127,744)	(91,731)	(219,475)
Total shareholders’ equity	37,785	(11,109)	26,676	33,403	(11,174)	22,229

Total liabilities & shareholders’ equity	$42,348	$(11,109)	$31,239	$37,999	$(11,174)	$26,825

Effective January 1, 2006, the Corporation adopted SFAS 123R, “Accounting for Stock Based Compensation” using the modified prospective application. This standard is consistent with the revised provisions of CICA 3870, which the Corporation adopted for Canadian GAAP effective January 1, 2004. This standard requires that the Corporation record compensation expense on the granting of all stock-based compensation awards, including stock option grants to employees, calculated using the fair-value method. The Corporation uses the Black-Scholes option pricing method of determining the fair value of the option on the date of grant. The adoption of the fair value method using the modified prospective method resulted in the Corporation including, for U.S. GAAP reconciliation purposes, all amounts associated with stock option grants to employees of the Corporation occurring after January 1, 2006 and vesting during the period (amounting to $14,076). Also included for U.S. GAAP reconciliation purposes, is current period stock-based compensation expense for options that were granted in prior years, but continue to vest after January 1, 2006 (amounting to $23,926). Previously, the Corporation did not record any compensation cost on the granting of stock options to employees and directors as the exercise price was equal to or greater than the market price at the date of the grants.

13.          Related party transactions

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc. (“SSRI”) an option to acquire the Corporation’s interest in the silver mineralized material hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director. Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, and SSRI was to pay the Corporation $1.5 million over four years, of which $949,823 was paid to the Corporation in 2003, $428,481 in 2004 and $144,285 in 2005, completing the $1.5 million obligation. Since SSRI has satisfied the $1.5 million obligation, all costs incurred for Maverick Springs are now being shared by the two corporations as stated below. SSRI and the Corporation have formed a committee to jointly manage exploration of the Maverick Springs project. The Corporation is the operator and has a 45% vote on the committee, and SSRI has a 55% vote. Since SSRI has completed its $1.5 million in payments, future costs will be shared by the two corporations on the same ratio as established for operation of the management committee:  Vista Gold 45% / SSRI 55%. Included in current assets is a receivable amount due from SSRI in the amount of $1,260 to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

14.          Subsequent events

Warrant Exercises

Since March 31, 2006 (through May 9, 2006), the Corporation has issued an aggregate 3,679,848 common shares upon exercises of warrants issued by it in previous private placements for aggregate gross proceeds to the Corporation of $12,597,111.70.

Acceleration of Expiry of Warrants Issued in Connection with February 2003 and September 2004 Private Placements

On May 1, 2006, the Corporation announced that, in accordance with the terms of its outstanding common share purchase warrants (the “February 2003 Warrants”) issued under a Warrant Indenture dated February 7, 2003 and the outstanding common share purchase warrants (the “September 2004 Warrants” and with the February 2003 Warrants, the “Warrants”) issued under a Warrant Indenture dated September 29, 2004, it had elected to accelerate the expiry date of all such currently outstanding Warrants since the “Acceleration Event” described in the applicable warrant indentures has occurred.

For the February 2003 Warrants, the Acceleration Event occurred on April 26, 2006 because the closing price of the Corporation’s common shares on the American Stock Exchange exceeded 150% of the current exercise price of the warrants ($4.28) for the 15 consecutive trading days prior to that date. For the September 2004 Warrants, the Acceleration Event occurred on April 28, 2006 because the closing price of the Corporation’s common shares on the American Stock Exchange equaled or exceeded $5.50 for the 20 consecutive trading days prior to that date.

The expiry date of the February 2003 Warrants will now be May 17, 2006, and the expiry date of the September 2004 Warrants will now be May 19, 2006. The Warrants must be exercised by 4:30 p.m. (Vancouver time) on the respective expiry dates, failing which they will expire. Notices of acceleration of the expiry were sent on

April 26, 2006 to holders of the February 2003 Warrants and were sent on April 28, 2006 to holders of the September 2004 Warrants.

Of the February 2003 Warrants, there are currently 230,000 outstanding, exercisable at $4.28 per share, for potential aggregate proceeds to the Corporation of $984,400. Of the September 2004 Warrants, there are currently 717,642 outstanding, exercisable at $4.75 per share, for potential aggregate proceeds to the Corporation of $3,408,799.50. All of these common shares issuable upon exercises of the Warrants have previously been registered with the SEC for resale under the Securities Act of 1933 on registration statements on Form S-3.

Exercise of Luzon Minerals Ltd. Warrants

In April 2006, the Corporation exercised 750,000 warrants of Luzon Minerals Ltd. (“Luzon”). Each warrant exercised entitled the Corporation to purchase one restricted share of Luzon common stock at a price of CDN $0.15 for a total cost of CDN $112,500. A total of 1.5 million warrants were issued to the Corporation in December 2005 by Luzon as partial consideration for the purchase of the Corporation’s Amayapampa mine in Bolivia. The 1.5 million warrants were valued, using the Black-Scholes method, at a fair value of $50,361 and have been included on the Corporation’s Consolidated Balance Sheet as “Other Current Assets.”

Amendment to the Coporation’s Stock Option Plan

On May 8, 2006, at the Annual General Meeting, the shareholders approved by way of an ordinary resolution an amendment to the terms of the Corporation’s Stock Option Plan adopted on November 1, 1996 and amended as approved by the shareholders on May 10, 1999, May 2, 2003 and May 9, 2005, to increase the maximum number of Common Shares which may be issued under the Plan from 1,750,000 Common Shares to a variable amount equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(U.S. dollars in thousands, unless specified otherwise)

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. for the three months ended March 31, 2006 has been prepared based on information available to us as of April 28, 2006. MD&A should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2005 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. Reference to Note 18 to the consolidated financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Results from Operations

Our consolidated net loss for the three-month period ended March 31, 2006, was $1,108,000 or $0.05 per share compared to a consolidated net loss of $958,000 or $0.05 per share for the same period in 2005. The increase in the consolidated net loss of $150,000 from the prior year is due to increases in corporate administration and investor relations costs of $238,000, increases in currency translation losses of $18,000 and increases in depreciation and amortization expenses of $3,000. These increases were partially offset by decreases in stock-based compensation expense of $48,000, decreases in exploration, property evaluation and holding costs of $3,000, an increase in interest income of $35,000 and an increase in gains on the sale of marketable securities of $28,000.

Exploration, property and holding costs

Exploration, property and holding costs decreased to $455,000 during the three-month period ended March 31, 2006, approximately level with $458,000 for the same period in 2005. The principal variances from the comparative period in 2005 are as follows:

•      A decrease in general business development costs of $62,693;

•      A decrease in holding costs for the Paredones Amarillos Project of $20,229;

•      A decrease in holding costs at the Amayapampa mine of $7,419;

•      An increase in holding costs for the Awak Mas Project of $49,984. We did not own the Awak Mas Project during the same period in 2005;

•      An increase in costs for the F.W. Lewis, Inc. properties of $18,386. We did not own the F.W. Lewis, Inc. properties during the same period in 2005; and

•      An increase in holding costs at the Hycroft mine of $18,436.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $678,000 during the three-month period ended March 31, 2006, compared to $440,000 for the same period in 2005. The increase of $238,000 is due to the following:

•      During the three months ended March 31, 2006, we paid $50,416 to an outside consultant, to assist us with our compliance with internal control over financial reporting and related requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

•      During the three months ended March 31, 2006, we expensed loan fees of $79,781 that were held as prepaid items as of December 31, 2005. These loan fees were associated with the non-binding term sheet for a Bridge Credit Facility that we had entered into in December 2005. We had issued 15,000 shares valued at $73,050 as a non-refundable loan fee and paid another loan fee of $15,000 in cash of which $8,269 was refunded in March 2006.

•      The remaining increase is due primarily to increased legal fees and regulatory compliance fees.

Depreciation and amortization

Depreciation and amortization expense increased to $55,000 during the three-month period ended March 31, 2006, compared to $52,000 for the same period in 2005. The increase of $3,000 was due to capital expenditures in December 2005 that first became subject to depreciation in January 2006.

Stock-based compensation

Stock-based compensation decreased to $34,000 for the three-month period ended March 31, 2006, compared to $82,000 for the same period in 2005. The decrease of $48,000 is due to the following:

•      During the three months ended March 31, 2006 compensation expense associated with prior year stock option grants was $25,698 as compared to $82,000 for the same period in 2005. During the March 2005 quarter, all stock-based compensation expense was associated with prior year grants.

•      During the three months ended March 31, 2006, stock options granted to an employee in November 2005 were cancelled before becoming fully vested which resulted in a decrease of $5,316 to stock compensation expense. There were no cancellations for the same period in 2005.

•      During the three months ended March 31, 2006, 10,000 stock options, vesting over a period of two years (5,000 in each year), were issued to an employee of Vista Gold. This resulted in an increase to stock compensation expense of $14,060. There were no option grants for the same period in 2005.

Other income and expense

Gain on disposal of marketable securities

For the three-month period ended March 31, 2006, we realized a gain of $39,000 on the disposal of marketable securities, compared to $11,000 for the same period in 2005. The gain resulted from the sale of securities that had a book value of $47,168.

At March 31, 2006, we held marketable securities available for sale with a book value of $464,180 and a quoted market value of $1,078,656. We purchased the securities for investing purposes with the intent to hold the securities until such time that it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment.

Loss on foreign currency translation

Foreign currency translation losses of $18,000 were incurred during the three months ended March 31, 2006. There were no gains or losses for the same period in 2005. The foreign currency translation losses are due to the translation of the financial statements of our indirect wholly-owned subsidiary, PT Masmindo, from the Rupiah (the official currency of Indonesia) to U.S dollars. Our holdings did not include PT Masmindo during the three months ended March 31, 2005. The translation losses during the quarter ended March 31, 2006 were the result of the U.S. dollar weakening against the Indonesian Rupiah.

Interest income

During the three months ended March 31, 2006, we realized $92,000 in interest income as compared to $57,000 for the same period in 2005. The increase of $35,000 is primarily attributable to interest earned on the Hycroft mine restricted cash account of $54,163 as compared to $30,192 for the same period in 2005. The increase in interest earned on the Hycroft mine restricted cash account is due to higher interest rates during the first three months of 2006 as compared to 2005. Also, interest earned on a liquid savings account increased to $38,289 for the three-month period ended March 31, 2006, compared to $26,281 for the same period in 2005. This increase can be contributed to higher cash balances that became available during the 2006 period for investment in a liquid savings account, resulting from approximately $3.2 million raised during the February 2006 private placement, $2.0 million raised from residual warrant exercises from 2002, 2003 and 2004 private placements and $0.3 million raised from stock option exercises.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $1,041,000 for the three-month period ended March 31, 2006, compared to $692,000 for the same period in 2005. The increase of $349,000 is primarily the result of a decrease in our receivable balances. This is due, in part, to the satisfaction of the $1.5 million obligation of Silver Standard Resources Inc. (“SSRI”) during 2005 paid by SSRI to Vista Gold for its interest in the silver mineralized material hosted in the Maverick Springs project in Nevada. Accordingly, the two corporations are now sharing the expenses on the same ratio as established for operation of the management committee for the Maverick Springs project (See Consolidated Financial Statements – Note 13).

Investing activities

Net cash used for investing activities increased to $1.4 million for the three-month period ended March 31, 2006, from $0.3 million for the same period in 2005. The increase of $1.1 million is mostly the result of Vista Gold placing funds in escrow for the acquisition of the Mt. Todd gold mine in Northern Territory, Australia. See Consolidated Financial Statements – Note 4.

Financing activities

Net cash provided by financing activities increased to $5.5 million for the three-month period ended March 31, 2006, from $0.4 million for the same period in 2005.

In February 2006, we completed a private placement financing consisting of 649,684 equity units, each priced at $5.05. Each equity unit consisted of one common share and one warrant. Gross proceeds of $3.28 million were offset by legal fees and costs to register the shares of $69,147, for net proceeds of $3.21 million.

Warrants exercised during the period ended March 31, 2006 produced cash proceeds of $2.0 million as compared to $0.4 million for the same period in 2005.

Stock option exercises produced cash of $293,000 during the period ended March 31, 2006 as compared to $25,000 for the same period in 2005.

Liquidity and Capital Resources

At March 31, 2006, our total assets were $42.3 million compared to $38.0 million at December 31, 2005, representing an increase of $4.3 million. At March 31, 2006, we had working capital of $6.6 million compared to $2.6 million at December 31, 2005, representing an increase of $4.0 million. This increase relates to cash proceeds received from the February 2006 private placement, warrant exercises and stock option exercises.

The principal component of working capital at both March 31, 2006 and December 31, 2005, is cash and cash equivalents of $5.0 million and $2.0 million, respectively. Other components include funds held in escrow (March 31, 2006 - $1,021,000; December 31, 2005 – nil), supplies inventory, prepaids and other (March 31, 2006 - $476,000; December 31, 2005 - $481,000), marketable securities (March 31, 2006 – $464,000;

December 31, 2005 – $468,000) and other liquid assets (March 31, 2006 - $105,000; December 31, 2005 - $118,000). At March 31, 2006, we had no outstanding debt to banks or financial institutions.

Major cash commitments for the remainder of 2006 are related to corporate administration and operations of approximately $2.0 million, and property options and expenditure commitments of approximately $0.4 million. For the first three months of 2006, our cash expenditures aggregated $0.4 million.

Other

Acquisition of Mt. Todd Gold Mine, Northern Territory, Australia

As previously reported, effective March 1, 2006, Vista Gold Corp. and its subsidiary Vista Gold Australia Pty Ltd. entered into agreements with Ferrier Hodgson, the Deed Administrators for Pegasus Gold Australia Pty Ltd., the government of the Northern Territory of Australia and the Jawoyn Association Aboriginal Corporation (“JAAC”) and other parties named therein, subject to regulatory approvals, to purchase a 100% interest in the Mt. Todd gold mine (also known as the Yimuyn Manjerr gold mine) in the Northern Territory, Australia. Under these agreements, Vista Gold Corp. is guarantor of the obligations of its subsidiary Vista Gold Australia Pty Ltd. (“Vista Australia” and with Vista Gold Corp., referred to as “Vista Gold” in summaries of agreement terms herein).

As part of the agreements, Vista Gold agreed to pay Pegasus AUD $1.0 million ($739,600) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory’s costs of management and operation of the Mt. Todd site up to a maximum of AUD $375,000 (approximately $277,500) during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years. Additionally, Vista Gold Corp. is to issue common shares with a value of CDN. $1.0 million as of the date of the agreement (amounting to 177,053 common shares) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to being production. Other agreement terms provide that Vista Gold will undertake a technical and economic review of the mine and possibly form one or more joint ventures with the JAAC. We anticipate that the transactions contemplated under the agreements will be completed and effective by July 2006. The amounts set forth above have been transferred to escrow accounts and will be released at that time, and the common shares will be issued at that time. See the Consolidated Financial Statements – Note 4.

Subsequent Events

Warrant Exercises

Since March 31, 2006 (through May 9, 2006), we have issued an aggregate 3,679,848 common shares upon exercises of warrants issued by us in previous private placements for aggregate gross proceeds to us of $12,597,111.70. On April 19, 2006, we filed a Current Report on Form 8-K with the SEC to report the following issuances of common shares upon exercise of warrants following March 27, 2006 (date of the latest reported outstanding share total):  1,122,807 common shares at $1.50 per share, for proceeds of $1,684,210.50, upon exercise of warrants issued in September 2002; 77,000 common shares at $4.75 per share, for proceeds of $365,750, upon exercise of warrants issued in September 2004; and 4,000 common shares at $4.10 per share, for proceeds of $16,400 (issued prior to March 31), upon exercise of warrants issued in September 2005. Since we reported those issuances, we have issued additional shares upon warrant exercises, as follows:  121,831 common shares at $1.50 per share, for proceeds of $182,746.50 upon exercise of warrants issued in September 2002; 521,000 common shares at $4.28 per share, for proceeds of $2,229,880 upon exercise of warrants issued in February 2003; 926,098 common shares at $4.75 per share, for proceeds of $4,398,965.50 upon exercise of warrants issued in September 2004; and 911,112 common shares at $4.10 per share, for proceeds of $3,735,559.20 upon exercise of warrants issued in September 2005. All of these common shares issued upon warrant exercises have previously been registered with the SEC for resale under the Securities Act of 1933 on registration statements on Form S-3.

Acceleration of Expiry of Warrants Issued in Connection with February 2003 and September 2004 Private Placements

On May 1, 2006, we announced that, in accordance with the terms of our outstanding common share purchase warrants (the “February 2003 Warrants”) issued under a Warrant Indenture dated February 7, 2003 and the outstanding common share purchase warrants (the “September 2004 Warrants” and with the February 2003 Warrants, the “Warrants”) issued under a Warrant Indenture dated September 29, 2004, we had elected to accelerate the expiry date of all such currently outstanding Warrants since the “Acceleration Event” described in the applicable warrant indentures has occurred.

For the February 2003 Warrants, the Acceleration Event occurred on April 26, 2006 because the closing price of our common shares on the American Stock Exchange exceeded 150% of the current exercise price of the warrants ($4.28) for the 15 consecutive trading days prior to that date. For the September 2004 Warrants, the Acceleration Event occurred on April 28, 2006 because the closing price of our common shares on the American Stock Exchange equaled or exceeded $5.50 for the 20 consecutive trading days prior to that date.

The expiry date of the February 2003 Warrants will now be May 17, 2006, and the expiry date of the September 2004 Warrants will now be May 19, 2006. The Warrants must be exercised by 4:30 p.m. (Vancouver time) on the respective expiry dates, failing which they will expire. Notices of acceleration of the expiry were sent on April 26, 2006 to holders of the February 2003 Warrants and were sent on April 28, 2006 to holders of the September 2004 Warrants.

Of the February 2003 Warrants, there are currently 230,000 outstanding, exercisable at $4.28 per share, for potential aggregate proceeds to us of $984,400. Of the September 2004 Warrants, there are currently 717,642 outstanding, exercisable at $4.75 per share, for potential aggregate proceeds to us of $3,408,799.50. All of these common shares issuable upon exercises of the Warrants have previously been registered with the SEC for resale under the Securities Act of 1933 on registration statements on Form S-3.

Exercise of Luzon Minerals Ltd. Warrants

In April 2006, we exercised 750,000 warrants of Luzon Minerals Ltd. (“Luzon”). Each warrant exercised entitled Vista Gold to purchase one restricted share of Luzon common stock at a price of CDN $0.15 for a total cost of CDN $112,500. A total of 1.5 million warrants were issued to us in December 2005 by Luzon as partial consideration for the purchase of our Amayapampa mine in Bolivia. The 1.5 million warrants were valued, using the Black-Scholes method, at a fair value of $50,361 and have been included on our Consolidated Balance Sheet as “Other Current Assets.”

Amendment to the Coporation’s Stock Option Plan

On May 8, 2006, at the Annual General Meeting, the shareholders approved by way of an ordinary resolution an amendment to the terms of our Stock Option Plan adopted on November 1, 1996 and amended as approved by the shareholders on May 10, 1999, May 2, 2003 and May 9, 2005, to increase the maximum number of Common Shares which may be issued under the Plan from 1,750,000 Common Shares to a variable amount equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.

Uncertainty of Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, that are intended to be covered by the safe harbor created by such sections. Such statements are typically punctuated by words or phrases such as “anticipates”, “estimates”, “projects”, “foresees”, “management believes”, “believes” and words or phrases of similar import. These forward-looking statements concern, among other things, our financial and operating results and estimates, and business prospects, and are subject to certain risks, uncertainties or assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Such risks include, but are not limited to, risks relating to uncertainty of results of acquisition, exploration and development activities; gold price volatility; effects on our operations of current and prospective governmental regulations; and risks associated with international business operations. For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements please see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, under “Part I – Item 1A. – Risk Factors”. That section of that Form 10-K is incorporated in this filing and investors should refer to it. Vista Gold assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged in the acquisition of gold projects and related activities including exploration engineering, permitting and the preparation of feasibility studies. The value of our properties is related to gold price and changes in the price of gold could affect our ability to generate revenue from our portfolio of gold projects.  Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The gold price fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $513 by December 31, 2005 and was $581 at March 31, 2006 and $704 at May 10, 2006. The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because we have exploration operations in North America, South America and Indonesia, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations as insignificant monetary amounts are held in foreign currencies for land holding costs related to the properties owned.

We have no debt outstanding, nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 4.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on the evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

Please see “Part I – Item 3. Legal Proceedings” as included in our Annual Report on Form 10-K for the year ended December 31, 2002, for information about a legal dispute initiated in Bolivia in April 1998 by a Mr. Estanislao Radic who brought legal proceedings in the lower penal court against Mr. Raul Garafulic and us, questioning the validity of Mr. Garafulic’s ownership of the Amayapampa property.

Subsequent to March 31, 2006, it came to our attention that Mr. Radic had initiated legal proceedings in Bolivian civil court with respect to this matter. We believe that Mr. Radic’s position is without merit and are taking appropriate legal action to confirm the validity of our interests in our holdings in Bolivia.

We do not anticipate that this dispute will result in any material adverse impact on Vista Gold or the value of our holdings in Bolivia.

ITEM 1A.               RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. The risk factors below were disclosed on the Form 10-K and have been updated to provide information about, respectively, (i) outstanding common shares of the Corporation as of May 9, 2006 and (ii) recent political developments in Bolivia with respect to nationalization of certain resource industries.

The market price of our common shares could decrease as a result of the impact of the significant increase in the number of outstanding common shares that may result from exercise of warrants issued pursuant to our equity issuances in 2003-2006 and from exercises of options.

At May 9, 2006, we had outstanding 25,655,185 common shares. An additional 3,425,365 shares are issuable upon exercise of warrants, including warrants issued upon conversion of debentures, all as acquired from Vista Gold in private placement transactions in 2003 through 2006 to date, as described in this and previous filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2005. At May 9, 2006, we also had outstanding options to purchase 848,500 shares. If all of the warrants and options are exercised, the number of currently outstanding common shares would increase by approximately 16.7%, to 29,929,000. The impact of the issuance of a significant amount of common shares from these warrant and option exercises may place substantial downward pressure on the market price of our common shares.

Our property interests in Bolivia, Mexico and Indonesia are subject to risks from political and economic instability in those countries.

We have properties interests in Bolivia, Mexico and Indonesia, which may be affected by risks associated with political or economic instability in those countries. The risks include, but are not limited to:  military repression, extreme fluctuations in currency exchange rates, labor instability or militancy, mineral title irregularities and high rates of inflation. Changes in mining or investment policies or shifts in political attitude in Bolivia, Mexico or Indonesia may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted.

Recent political developments in Bolivia may adversely affect our Amayapampa project. On May 1, 2006, President Evo Morales of Bolivia, who took office in January 2006, signed a decree which effectively nationalized Bolivia’s hydrocarbon industry. President Morales and others in his administration have made public statements regarding their desire to exert greater state control over all natural resource production in Bolivia, including mining.

To date, there have been no formal proposals to nationalize the mining industry and it is not clear that such nationalization would take place. The government may, however, alter its current policies with respect to the mining industry. If the Amayapampa project were nationalized, we might be unable to recover any significant portion of our investment in the project. The government could also substantially increase mining taxes or require significant royalty payments, which could have a material adverse effect on the profitability of the Amayapampa project.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our unregistered sales of equity securities during the three months ended March 31, 2006, have previously been reported in reports filed with the Commission.

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

VISTA GOLD CORP.
(Registrant)

Date:May 12, 2006	By:	/s/ Michael B. Richings
Michael B. Richings
President and Chief Executive Officer

Date:May 12, 2006	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer