Form 10-K/A
period 2005-12-31
VISTA GOLD CORP
filed 2006-06-13
CIK 783324

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act:  Yes☐  No  ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

As of June 30, 2005 being the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $71,000,000.

Outstanding Common Shares:  As of March 27, 2006, 21,957,287 Common Shares of the registrant were outstanding.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement for the 2006 Annual General Meeting of Shareholders. See Part III.

TABLE OF CONTENTS

PART I
ITEM 2. PROPERTIES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

USE OF NAMES

In this report, the terms “we,” “our,” “Vista Gold” and the “Corporation” unless the context otherwise requires, refer to Vista Gold Corp. and its subsidiaries.

EXPLANATORY NOTE

We are  filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2006 (the “Original Form 10-K”).  This Amendment reflects modifications that we have made in light of comments from the Staff of the Commission in connection with its review of the Original Form 10-K.

The Original Form 10-K is amended hereby with respect to disclosures concerning mineral reserve estimates at our Hycroft and Paredones Amarillos properties contained in Item 2 in Part I thereof, in particular adding information concerning calculation of reserve estimates in accordance with guidelines provided by the Commission.  For the Hycroft discussion we have added text and a table at the end of the section entitled “Updated Feasibility Study”, and for the Paredones Amarillos discussion we have added text below the reserve table and Note in the section entitled “Preliminary Feasibility Study”.  We are accordingly including an updated Consent of the relevant engineering services firm, dated June 8, 2006, as Exhibit 23.4.  In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Form 10-K, have been re-executed as of the date of, and are refiled as part of, this Amendment as Exhibits 31.1 and 31.2.  Item 15 in Part III is accordingly amended.

Except for the items described above or contained in the Amendment, this Amendment continues to speak as of the date of the Original Form 10-K, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Form 10-K.

ITEM 2.  PROPERTIES.

Detailed information is contained herein with respect to the Hycroft mine and the Paredones Amarillos, Awak Mas, Yellow Pine, Long Valley, Wildcat, Maverick Springs, Mountain View, Hasbrouck, Three Hills, Guadalupe de los Reyes and Amayapampa projects, and the properties acquired with the Corporation’s December 2005 acquisition of F.W. Lewis, Inc. The Corporation holds the Hycroft mine through its indirect wholly-owned subsidiary, Hycroft Lewis Mine, Inc.; Paredones Amarillos and Guadalupe de los Reyes are held through its wholly-owned subsidiary, Minera Paredones Amarillos S.A. de C.V.; Awak Mas is held through its indirect wholly-owned subsidiary, PT Masmindo Dwi; the Yellow Pine project is held through its indirect wholly-owned subsidiary, Idaho Gold Resources LLC.; the Maverick Springs, Mountain View, Hasbrouck, Three Hills, Long Valley and Wildcat projects through its indirect wholly-owned subsidiary, Vista Nevada Corp.; the properties acquired with the Corporation’s acquisition of F.W. Lewis, Inc., are held through its indirect wholly-owned subsidiary, Victory Gold Inc.; and Amayapampa is held through its indirect wholly-owned subsidiary, Minera Nueva Vista S.A. Estimates of reserves and mineralization herein are subject to the effect of changes in metal prices, and to the risks inherent in mining and processing operations. Effective March 1, 2006, the Corporation agreed to purchase the Mt. Todd gold mine in Northern Territory, Australia. See the Consolidated Financial Statements—Note 20.

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

In January 2005, we announced that we had signed an agreement with Canyon Resources Corporation to grant Canyon a six-month option to purchase the Hycroft mine. In August 2005, Canyon elected not to exercise their option to purchase the Hycroft mine. As previously reported, during its option period Canyon completed 33 drill holes on the whole Hycroft property which confirmed average grades for the ore body. See “—Geology and Ore Reserves—Updated Feasibility Study,” below.

On December 13, 2005, we purchased the leasehold interest in the Lewis property at Hycroft as part of the acquisition of F.W. Lewis, Inc. See “—F.W. Lewis, Inc. Properties” and also see “Item 1—Business—Acquisition of F.W. Lewis, Inc. Properties”

Operating Statistics

Operating statistics for the Hycroft mine for the period 2001 to 2005 were as follows:

	Years ended December 31
	2005	2004	2003	2002	2001

Ore and waste material mined (000’s of tons)	Nil	Nil	Nil	Nil	Nil
Strip ratio	Nil	Nil	Nil	Nil	Nil
Ore processed (000’s of tons)(1)	Nil	Nil	Nil	Nil	Nil
Ore grade (oz. gold/ton)	N/A	N/A	N/A	N/A	N/A
Ounces of gold produced	Nil	Nil	Nil	Nil	3,232
Cash operating costs ($/oz. of gold)(2)	N/A	N/A	N/A	N/A	$210

(1)                                  Ore processed means ore placed on pads but not necessarily leached during the year.

(2)                                  Cash operating costs are composed of all direct mining expenses including inventory changes, refining and transportation costs, less by-product silver credits.

Geology and Ore Reserves

The Hycroft mine is located on the western flank of the Kamma Mountains. The deposit is hosted in a volcanic eruptive breccia and conglomerates associated with the Tertiary Kamma Mountain volcanics. The volcanics are mainly acidic to intermediate tuffs, flows and coarse volcaniclastic rocks. Fragments of these units dominate the clasts in the eruptive breccia. Volcanic rocks have been block- faulted by dominant north-trending structures, which have affected the distribution of alteration and mineralization. The Central Fault and East Fault control the distribution of mineralization and subsequent oxidation. A post-mineral range-front fault separates the orebody from the adjacent Pleistocene Lahontan Lake sediments in the Black Rock Desert. The geological events have created a physical setting ideally suited to the open-pit, heap-leach mining operation at the Hycroft mine. The heap leach method is widely used in the southwestern United States and allows the economical treatment of oxidized low-grade ore deposits in large volumes.

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

Updated Feasibility Study

In January 2006, we announced results of an updated feasibility study for the possible restart of operations at the Hycroft Mine. The updated study was issued by Mine Development Associates (“MDA”) of Reno, Nevada, a consulting firm, in accordance with Canadian National Instrument 43-101 guidelines. The study and verification of the data employed in the study was undertaken under the supervision of Mr. Neil Prenn, P. Eng., a qualified person independent of Vista Gold. The Hycroft resource estimate on which the feasibility study was based and which was used by MDA to calculate mineral reserves was prepared by Ore Reserves Engineering (“ORE’) of Lakewood, Colorado, under the direction of Mr. Alan Noble, P. Eng., a qualified person independent of Vista Gold. The results of the ORE resource estimate, which was prepared in accordance with National Instrument 43-101 guidelines, showed the known Brimstone deposit at a cutoff grade of 0.005 ounces per ton cyanide-soluble gold contains an estimated 52.7 million tons of mineralized material at a grade of 0.019 ounces of gold per ton, and were previously reported by Vista Gold in a press release dated August 4, 2005.

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

Based on guidelines provided by the SEC, reserves would have to be calculated using a gold price of US$400 per ounce.  Proven and probable mineral reserves at a gold price of US$400 per ounce contained in an optimized but not a designed pit are summarized in the following table:

Gold Price US$400 per ounce	Hycroft Mineral Reserve Estimate (0.005 opt cyanide-soluble gold cutoff grade)
Reserve Category	Short Tons (millions)	Fire Assay Gold Grade (opt)	Contained Gold Ounces	Waste Tons (millions)	Strip Ratio (Waste:Ore)

Proven	8.144	0.026	211,744
Probable	14.905	0.022	327,910
Totals	23.049	0.023	539,654	32,674	1.42

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

We acquired 100% of the project on August 29, 2002, from Viceroy Resource Corporation (“Viceroy”). To acquire the project, we paid cash of CDN $1.0 million and issued 303,030 equity units to Viceroy, and on August 29, 2003, we paid Viceroy the remaining CDN $0.5 million due pursuant to the acquisition contract (see also Consolidated Financial Statements—Note 6).

The Paredones Amarillos project has been a significant exploration target since the 1980s. In 1997, Echo Bay Mines Ltd. (“EBM”) completed a final feasibility study for an open pit mine on the project. As a result of the subsequent decline in gold prices, start-up was postponed. EBM holds a 2% net profits interest on certain concessions of the project, subject to a cap of $2 million. Additionally, Minera Tepmin, S.A. de C.V., holds a 1% net smelter returns royalty on two concessions.

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

The known gold mineralized material occupies an inverted U-shaped block with an approximate strike length of 3,600 feet east-west, a width of approximately 1,000 feet north-south, and a thickness of approximately 100 feet. The apex of the “U” is near the center of the proposed pit with the legs forming the east and west pit lobes.

Preliminary Feasibility Study

In September 2005, we announced the results of a preliminary feasibility study for the Paredones Amarillos project. A feasibility study was previously completed by EBM in 1997, and the new study was issued on September 23, 2005, by MDA of Reno, Nevada, an independent consulting firm, in accordance with Canadian National Instrument 43-101 guidelines, under the supervision of Mr. Neil Prenn, P. Eng., a Qualified Person independent of Vista Gold. The new study was based in part on the EBM 1997 study. MDA was assisted in the effort by Resource Development Incorporated (“RDi”) of Wheat Ridge, Colorado, in metallurgical testing and process redesign, and by WLR Consulting (“WLR”) of Lakewood, Colorado, in mine design.

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

Based on guidelines provided by the SEC, since we have obtained a preliminary feasibility study but not a bankable feasibility study with respect to the above, we are reporting no reserves under U.S. SEC standards.

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

Awak Mas

On May 27, 2005, we completed our acquisition of the Awak Mas gold deposit in Sulawesi, Indonesia, for a purchase price of $1.5 million. The acquisition of the Awak Mas Project involved the purchase, through the Corporation’s wholly-owned subsidiary Vista Gold (Barbados) Corp. (“Vista Barbados”), of all of the outstanding shares of Salu Siwa Pty Ltd, an Australian company (“Salu Siwa”) from the two owners of Salu Siwa: Weston Investments Pty Ltd., an Australian company (“Weston”) and Organic Resource Technology Limited, an Australian company (“ORT”). Weston and ORT respectively owned 66% and 34% of the outstanding Salu Siwa shares. Salu Siwa in turn owns 99% of the outstanding shares of PT Masmindo Dwi, an Indonesian company (“PT Masmindo”), which is the direct holder of the Awak Mas Project. The remaining 1% of the outstanding PT Masmindo shares is held by ORT. Transfer of this remaining 1% to Vista Barbados is subject to any approvals, consents or other statutory requirements of the Indonesian authorities that will be required to effect the completion of such share purchase. This Project is held by Vista Gold through a contract of work (“CoW”) with the Indonesian government.

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

The majority of gold mineralization on the property, including the Awak Mas deposit, is predominantly hosted within the flysch sequence, which typically dips at between 15o and 50o, generally towards the north. The majority of gold mineralization is associated with abundant quartz veining and silica- albite-pyrite alteration; however, the association of gold and quartz is not ubiquitous, with some vein zones appearing to be locally barren of mineralization.

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

In October 2004, RSG Global Pty Ltd of West Perth, Australia, an independent consultant, prepared an estimate of mineralized material for us based on the results of 85,030 assay intervals from 814 core and reverse circulation drill holes done by Battle Mountain Gold Company, Lone Star Exploration NL and Masmindo Mining Corporation Limited from 1991 through 1997 with assaying by Inchcape Testing Services. The results of the study showed the known Awak Mas deposit, at a cutoff grade of 0.015 ounces gold per ton, contains an estimated 52.6 million tons of mineralized material at a grade of 0.032 ounces of gold per ton. The Corporation believes the potential to expand the mineralized material is good, based on the Corporation’s analysis of preliminary exploration results of previous operators.

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

On November 7, 2003, Vista Gold, through Idaho Gold Resources LLC (“Idaho Gold”), an indirect, wholly-owned subsidiary of Vista Gold, entered into an Option to Purchase Agreement with Bradley Mining Company for a nine year option to purchase 100% of Yellow Pine for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement. The agreement calls for Idaho Gold to make nine more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1,000,000, and annual payments of $100,000 each were made in 2004 and 2005 (see Consolidated Financial Statements—Note 6). If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1,000,000, Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the claims are subject to an underlying 5% net smelter returns royalty.

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

We have an option to acquire 100% of the Long Valley project from Standard Industrial Minerals, Inc. (“Standard”). Under the terms of the option agreement, we would pay Standard $750,000 over five years, with annual payments to be due as follows: $100,000 due on each of January 15, 2003, 2004, and 2005; $200,000 due on January 15, 2006, and $250,000 due on January 15, 2007. We have made the payments for 2003 through 2006 (see Consolidated Financial Statements—Note 6). We retain the right to terminate the agreement at any time, and have no work commitments on the project.

During the period of 1994 through 1997, Royal Gold, Inc. (“Royal”) drilled 615 reverse circulation and 10 core holes at the Long Valley property. During this time, Royal also completed metallurgical investigations, preliminary engineering studies, including resource estimations, and initiated baseline-type environmental studies of the biological, water and archeological resources of the area. We have acquired all related data from Royal in exchange for a 1% net smelter returns royalty to Royal. The database contains 896 drill holes, totaling 268,275 feet. The majority of holes were drilled using reverse circulation methods. Gold was primarily analyzed by fire assay, with grade determinations by atomic absorption.

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

Gold and silver mineralization at Long Valley appears to fall under the general classification of an epithermal, low sulfidation-type deposit. Several areas, termed the North, Central, South, Southeast and Hilton Creek zones, on the Long Valley property are mineralized with low grades of gold and silver. The mineralized zones are generally north south trending, up to 8,000 feet in length with widths ranging from 500 feet to 1,500 feet. The tabular bodies are generally flat-lying or have a shallow easterly dip. Mineralization is typically from 50 to 200 feet thick and, in the South and Southeast zones, is exposed at or very near the surface. The top of the Hilton Creek zone is covered by 20 to 50 feet of alluvium. The majority of the mineralization discovered to date is located in the Hilton Creek zone.

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

On October 28, 2003, we purchased four patented mining claims and exploration data from Sagebrush Exploration, Inc. (“Sagebrush”) for 50,000 Common Shares of Vista Gold issued and delivered to Sagebrush upon the closing of the transaction. The four patented claims are subject to an underlying net smelter returns royalty of 1% for gold production between 500,000 and 1,000,000 ounces, increasing to 2% on production in excess of 1,000,000 ounces.

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

On October 7, 2002, we completed the acquisition of a 100% interest in the Maverick Springs gold and silver project from Newmont Mining Corporation (“Newmont”) and the Mountain View gold project (described below) from Newmont’s wholly-owned subsidiary Newmont Capital Limited (“Newmont Capital”). To acquire the interest in Maverick Springs, we paid cash of $250,000 and issued 141,243 equity units to Newmont, each unit comprised of one common share and one two-year warrant. Newmont retained a 1.5% net smelter returns royalty, and on October 7, 2003, we issued to Newmont 122,923 Common Shares and 122,923 warrants to purchase Common Shares. In addition, pursuant to acquisition agreement terms we completed 34,060 feet of drilling as of October 7, 2004, and must complete an additional 15,940 feet of drilling before October 7, 2006. We may terminate this agreement at any time. After October 7, 2006, Newmont has a one-time right to acquire a 51% interest in the Maverick Springs project, by paying to us twice the amount that we have spent on the project, including acquisition costs. In the event that Newmont exercises this right, Newmont will relinquish its 1.5% net smelter returns royalty. (See also Consolidated Financial Statements—Note 6).

Maverick Springs is subject to a lease agreement (the ”Artemis lease”), between Newmont and Artemis Exploration Company. The lease was entered into on October 1, 2001, and the key terms include: payment of advanced minimum royalties of $50,000 on October 1, 2003, (this has been paid) and advanced minimum royalties of $100,000 on October 1, 2004, (this has been paid), $100,000 on October 1, 2005 (this has been paid) and each year thereafter while the agreement is in effect; work commitments of 6,400 feet of exploration drilling, on or before October 1 in each of 2002 (extended by agreement to November 15, 2002), 2003 and 2004 (these commitments have been met), a preliminary economic evaluation to be conducted by October 1, 2004 which was extended to April 7, 2005 (this has been completed); and a net smelter returns royalty based on a sliding scale ranging from 2% to 6%, depending on gold and silver prices at the time of production.

On June 9, 2003, we entered into an agreement granting Silver Standard Resources Inc. (“SSRI”) an option to acquire our interest in the silver mineralized material hosted in the Maverick Springs project. We will retain our 100% interest in the gold mineralized material. The agreement with SSRI is subject to the terms of the purchase agreement between Newmont and Vista Gold. Under the agreement, SSRI was to pay $1.5 million over four years, of which $949,823 was paid to us in 2003, $428,481 in 2004 and $144,285 in 2005, completing the $1.5 million obligation. Since SSRI has satisfied the $1.5 million obligation, all costs incurred for Maverick Springs are now being shared by the two corporations as stated below. SSRI and Vista Gold have formed a committee to jointly manage exploration of the Maverick Springs project. We are the operator and have a 45% vote on the committee, and SSRI has a 55% vote. Since SSRI has completed its $1.5 million in payments, future costs will be shared by the two corporations on the same ratio as established for operation of the management committee: Vista Gold 45% / SSRI 55%, subject to standard dilution provisions. (See also Consolidated Financial Statements—Notes 6 and 21).

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

Newmont Capital’s interest in the Mountain View property is subject to an underlying lease and two other royalty arrangements, the principal terms of which are: the underlying lease grants a 50% interest to Newmont in all claims, with a few exceptions where a 5% interest is granted; and the lessee may purchase the remaining interest in the claims for $250,000 at any time. The lessee is obligated to purchase the remaining 50% for $250,000 on achieving commercial production. Also, the lessee shall pay a 1% net smelter returns royalty during production, with advance minimum payments of $25,000 per year. Advanced royalties are deductible from the net smelter returns royalty and cease upon purchase of the remaining interest of the underlying lease. A 1% net smelter returns royalty also applies to certain other claims.

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

Geology

The property is located on Hasbrouck Mountain, which is thought to lie along the western edge of a caldera. The mountain is underlain by gently dipping ash-flow, air-fall and waterlain tuffs and volcaniclastic sediments of the Miocene Siebert Formation. Several occurrences of chalcedonic sinter deposits occur near the summit of the mountain. Gold and silver mineralization in the Hasbrouck deposit appears to have formed relatively close to the paleo-surface in an epithermal, hot spring environment. The mineralization is concentrated in the Siebert Formation, in units stratigraphically below the chalcedonic sinter deposits that are exposed near the top of Hasbrouck Mountain. Two zones of mineralization are presently defined. The “Main” zone includes the bulk of mineralization at Hasbrouck, while the small “South Adit” zone lies 700 to 1000 feet to the south of the “Main” zone.

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

F.W. Lewis, Inc. Properties

On December 13, 2005, all as previously reported, the Corporation’s subsidiary Victory Gold Inc. (“Victory Gold”), acquired all of the outstanding shares of F.W. Lewis, Inc., the assets of which include 55 mineral properties in Nevada and Colorado. The acquisition was made by exercise of a purchase option originally held by Century Gold LLC (“Century Gold”) of Spring Creek, Nevada. Century Gold assigned the option to Victory Gold pursuant to an assignment and assumption agreement effective December 9, 2005. Under the terms of the assignment agreement, we paid Century Gold $150,000 in cash and also reimbursed Century Gold for the $250,000 it paid the owners of F.W. Lewis, Inc. toward the option exercise price of $5.1 million. In addition, we issued to Century Gold 250,000 Common Shares in Vista Gold valued at $1.218 million. To complete the exercise of this option, we paid the owners of F.W. Lewis, Inc., the remaining $4.85 million of the outstanding purchase price. Century Gold retained a 100% interest in two properties and a 50% interest in two other properties. The 53 properties retained by Vista Gold include a total of 9,280 acres of patented and 11,616 acres of unpatented mineral claims, the majority having gold, silver or copper discoveries or old mines located on the properties.

F.W. Lewis, Inc. (now owned by our subsidiary Victory Gold) owns a production royalty interest in the Hycroft Mine. The production royalty (applying to approximately 70% of the reported reserves) is 5% Net Smelter Return (“NSR”) on gold and 7.5% NSR on other minerals, including silver. The production royalty on gold escalates on ore over 0.05 ounces per ton (opt) to a maximum of 10% NSR on ore grades over 0.14 opt. With the acquisition of F.W. Lewis, Inc., we are no longer subject to payment of this royalty to an outside party.

Included in the package (100% retained by us) is a property in the Battle Mountain, Nevada Mining District, adjacent to and on trend with Newmont’s Phoenix-Fortitude property, although similar mineralization cannot be assured. This property is subject to pre-existing agreements with Madison Minerals Inc. (formerly Madison Enterprises Corp.) and Great American Minerals Exploration (Nevada) LLC. These agreements involve payments of $3,000 per month minimum royalty payments to Victory Gold, minimum exploration commitments of $250,000 per year, and an option to purchase the property for $2.0 million payable by December 31, 2007, with a retained 5% gross royalty on gold and a 4% NSR royalty on other metals, and with annual advance minimum royalty payments of $60,000 commencing on exercise of the purchase option. Madison and Great American also have an option to purchase the royalties from Victory Gold for $4.0 million in the first year following the date of exercise of the purchase option and escalating by $500,000 each year thereafter.

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

On December 11, 2003, we reached an agreement, as amended during 2004 and 2005, to sell the Amayapampa project to Luzon Minerals Ltd. (“Luzon”) of Vancouver, British Columbia, Canada. In January 2005, we announced that Luzon had informed us that it wished to exercise its option to purchase the Amayapampa project. Please see “Item 1. Business— Significant Developments in 2005—Amendments to Agreement to Sell Amayapampa”.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

23.4	Consent of Mine Development Associates, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: June 12, 2006	By:	/s/ Michael B. Richings

Michael B. Richings,
President and Chief Executive Officer

Dated: June 12, 2006	By:	/s/ Gregory G. Marlier

Gregory G. Marlier
Chief Financial Officer