Form 10-Q
period 2006-06-30
VISTA GOLD CORP
filed 2006-08-08
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

27,678,858

Common Shares, without par value, outstanding at August 2, 2006

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2006

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.
PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(U.S. dollars in thousands)	June 30, 2006	December 31, 2005
Assets:
Cash and cash equivalents	$22,892	$2,027
Marketable securities	644	468
Accounts receivable	130	64
Supplies inventory, prepaids and other	595	481
Other current assets	26	54
Current assets	24,287	3,094

Restricted cash - Note 3	5,207	5,097
Mineral properties - Note 5	30,031	27,159
Plant and equipment - Note 6	1,182	1,219
Notes receivable	8	8
Reclamation premium costs	1,363	1,422
	37,791	34,905

Total assets	$62,078	$37,999

Liabilities and Shareholders’ Equity:
Accounts payable	$4	$141
Accrued liabilities and other	338	311
Current liabilities	342	452

Capital lease obligations	29	34
Asset retirement obligation and closure costs - Note 10	4,110	4,110
Total liabilities	4,481	4,596

Capital stock, no par value: - Note 7
Preferred - unlimited shares authorized; no shares outstanding
Common - unlimited shares authorized; shares outstanding:
2006 - 27,466,030 and 2005 - 20,785,262	185,034	158,575
Warrants - Note 8	401	401
Options - Note 9	1,687	1,939
Contributed surplus	253	232
Deficit	(129,778)	(127,744)
Total shareholders’ equity	57,597	33,403

Total liabilities and shareholders’ equity	$62,078	$37,999

Subsequent events - Note 15

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

					Cumulative
					during
	Three Months Ended June 30,		Six Months Ended June 30,		Exploration
(U.S. dollars in thousands, except share data)	2006	2005	2006	2005	Stage
Costs and expenses:
Exploration, property evaluation and holding costs	$454	$461	$909	$919	$6,084
Corporate administration and investor relations	641	906	1,319	1,346	8,638
Depreciation and amortization	54	61	109	113	823
Provision for reclamation and closure costs	—	—	—	—	1,048
Write-down of mineral properties	—	—	—	—	76
Cost recoveries related to USF&G lawsuit	—	—	—	—	(240)
Interest income	(230)	(63)	(322)	(120)	(681)
Gain on disposal of assets	—	(1)	—	(7)	(98)
Other (income)/expense	(2)	1	(3)	—	(80)
Stock-based compensation	27	90	61	173	1,549
(Gain)/loss on currency translation	(3)	—	15	—	63
Gain on disposal of marketable securities	(15)	(5)	(54)	(16)	(238)
Write-down of marketable securities	—	—	—	—	118
Total costs and expenses	926	1,450	2,034	2,408	17,062
Net loss	$(926)	$(1,450)	$(2,034)	$(2,408)	$(17,062)

Weighted average number of shares outstanding	25,311,673	18,212,022	23,418,652	18,170,682

Basic and diluted loss per share	$(0.04)	$(0.08)	$(0.09)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2006	2005	2006	2005
Deficit, beginning of period	$(128,852)	$(124,118)	$(127,744)	$(123,160)
Net loss	(926)	(1,450)	(2,034)	(2,408)
Deficit, end of period	$(129,778)	$(125,568)	$(129,778)	$(125,568)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

					Cumulative
					during
	Three Months Ended June 30,		Six Months Ended June 30,		Exploration
(U.S. dollars in thousands)	2006	2005	2006	2005	Stage
Cash flows from operating activities:
Loss for the period	$(926)	$(1,450)	$(2,034)	$(2,408)	$(17,062)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	54	61	109	113	823
Amortization of reclamatation premium costs	29	30	59	60	297
Provision for asset retirement obligation and closure costs	—	—	—	—	1,048
Asset and retirement obligation and closure costs accrued, net	—	2	68	4	74
Write-down of mineral properties	—	—	—	—	76
Stock based compensation	27	90	61	173	1,549
Gain on disposal of assets	—	(1)	—	(7)	(98)
Cost recoveries related to USF&G lawsuit	—	—	—	—	(240)
Write-down of marketable securities	—	—	—	—	118
Gain on disposal of marketable securities	(15)	(5)	(54)	(16)	(238)
Loss on currency translation	—	—	—	—	44
Other non-cash items	—	—	—	—	120

Change in operating assets and liabilities:
Accounts receivable	(76)	1	(66)	287	75
Other current assets	—	—	3	—	3
Supplies inventory, prepaids and other	(119)	55	(114)	(37)	(221)
Accounts payable and accrued liabilities and other	(79)	90	(178)	12	(1,099)
Net cash used in operating activities	(1,105)	(1,127)	(2,146)	(1,819)	(14,731)

Cash flows from investing activities:
Restricted cash - Note 3	(56)	(37)	(110)	(67)	(5,207)
Acquisition of marketable securities	(166)	(20)	(208)	(20)	(399)
Proceeds from sale of marketable securities	26	36	111	51	458
Additions to mineral properties, net of cost recoveries	(314)	(324)	(726)	(575)	(6,077)
Acquisition of mineral property - Note 4	(248)	(1,613)	(1,269)	(1,613)	(8,205)
Additions to plant and equipment	(72)	(10)	(77)	(14)	(1,874)
Proceeds on disposal of plant and equipment	—	4	—	10	264
Net cash used in investing activities	(830)	(1,964)	(2,279)	(2,228)	(21,040)

Cash flows from financing activities:
Net proceeds from private placements - Note 7	(28)	—	3,184	—	25,026
Proceeds from exercise of warrants - Note 7	19,676	—	21,627	373	31,352
Proceeds from exercise of stock options - Note 7	186	—	479	25	1,611
Net cash provided by financing activities	19,834	—	25,290	398	57,989

Net increase/(decrease) in cash and cash equivalents	17,899	(3,091)	20,865	(3,649)	22,218

Cash and cash equivalents, beginning of period	4,993	5,358	2,027	5,916	674

Cash and cash equivalents, end of period	$22,892	$2,267	$22,892	$2,267	$22,892

Supplemental cash flow information - Note 11

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

(U.S. dollars unless specified otherwise)

1.                                      General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of June 30, 2006, and for the three-month and six-month periods ended June 30, 2006, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 13, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

3.                                      Restricted cash

The Corporation has pledged cash as collateral totalling $5.2 million to the U.S. Bureau of Land Management, Nevada State Office, to cover increased reclamation cost estimates at the Hycroft mine (Note 10).  During the six months ended June 30, 2006, the Corporation earned interest of $109,512 on the restricted cash account.

4.                                      Acquisition of Mt. Todd Gold Mine, Northern Territory, Australia

Effective March 1, 2006, the Corporation and its subsidiary Vista Gold Australia Pty Ltd. (“Vista Australia”) entered into agreements with Ferrier Hodgson, the Deed Administrators for Pegasus Gold Australia Pty Ltd. (“Pegasus”), the government of the Northern Territory of Australia and the Jawoyn Association Aboriginal Corporation (“JAAC”) and other parties named therein, subject to regulatory approvals, to purchase a 100% interest in the Mt. Todd gold mine (also known as the Yimuyn Manjerr gold mine) in the Northern Territory, Australia.  Under these agreements, the Corporation is guarantor of the obligations of its subsidiary Vista Australia.

As part of the agreements, Vista Australia agreed to pay Pegasus, AU $1.0 million ($739,600) and to  receive a transfer of the mineral leases and certain mine assets; and to pay the Northern Territory’s costs of management and operation of the Mt. Todd site up to a maximum of approximately AU $375,000 (approximately $277,500) during the first year of the term (initial term is five years, subject to extensions), and to assume site management and pay management and operation costs in following years.  Additionally, the Corporation agreed to issue common shares with a value of CDN $1.0 million (amounting to 177,053 common shares valued at $877,466) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production.  During March 2006, the Corporation transferred $1,021,322 to an escrow account.  This amount represented the $739,600 purchase price (AU $1.0 million), the $100,000 finder’s fee that the Corporation agreed to pay to Prime Corporate Finance Pty Limited in connection with the transaction, $131,525 (AU $177,837) in back rents and $50,197 (AU $69,048) for stamp duty assessments in order to register the title in Vista Australia’s name.  During June 2006, the transactions contemplated under the agreements were completed and the funds held in escrow were released to the ultimate vendors and the common shares were issued to the JAAC.

As the acquisition of the Mt. Todd gold mine did not meet the definition of a business under the Emerging Issues Committee Abstract No. 124, “Definition of a Business,” the Corporation has accounted for the acquisition as a purchase of net assets with the consideration issued assigned as follows:

Purchase Price:
Cash	$739,600
Common stock	877,466
Acquisition costs	528,600
$2,145,666

Assets acquired:
Mineral properties	$2,145,666

Net assets acquired	$2,145,666

As of June 30, 2006, the consolidated capitalized mineral property costs for the Mt. Todd gold mine were $2,240,458.

5.                                      Mineral properties

	2005	2006
	December 31,	Acquisition	Option	Exploration &			Year to date	June 30, ending
(U.S. dollars in thousands)	net balance	costs	payments	land costs	Cost recovery	Write-offs	activity	balance
Maverick Springs, United States	$1,183	$—	$—	$137	$(74)	$—	$63	$1,246
Mountain View, United States	805	—	25	3	—	—	28	833
Long Valley, United States	418	—	200	—	—	—	200	618
Wildcat, United States	998	—	—	2	—	—	2	1,000
Hasbrouck and Three Hills, United States	375	—	—	—	—	—	—	375
Yellow Pine, United States	395	—	—	4	—	—	4	399
Paredones Amarillos, Mexico	3,117	—	—	63	—	—	63	3,180
Guadalupe de los Reyes, Mexico	1,131	—	—	11	—	—	11	1,142
Amayapampa, Bolivia	10,326	—	—	—	—	—	—	10,326
Awak Mas, Indonesia	1,837	—	—	244	—	—	244	2,081
F.W. Lewis, Inc. Properties, United States	3,024	—	—	17	(72)	—	(55)	2,969
Hycroft Royalty, United States	3,500	—	—	—	—	—	—	3,500
Mt. Todd, Australia - Note 4	—	2,146	—	94	—	—	2,240	2,240
Other	50	—	—	72	—	—	72	122
	$27,159	$2,146	$225	$647	$(146)	$—	$2,872	$30,031

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

6.         Plant and equipment

	June 30, 2006			December 31, 2005
		Accumulated			Accumulated
		Depreciation and			Depreciation and
(U.S. dollars in thousands)	Cost	Write-downs	Net	Cost	Write-downs	Net

Hycroft mine, United States	$11,971	$10,898	$1,073	$11,971	$10,801	$1,170
F.W. Lewis, Inc. Properties, United States	31	14	17	31	13	18
Awak Mas, Indonesia	46	—	46	—	—	—
Mt. Todd, Australia	19	—	19	—	—	—
Corporate, United States	410	383	27	401	370	31
	$12,477	$11,295	$1,182	$12,403	$11,184	$1,219

7.         Capital stock

Common Shares issued and outstanding

	Number of	Capital stock
	shares issued	($ 000’s)
As of December 31, 2005	20,785,262	$158,575

Private placement February 2006, net	649,684	3,184
Warrants exercised from February 2003 private placement - Note 8	196,000	768
Warrants exercised from September 2004 private placement - Note 8	245,716	1,167
Warrants exercised from September 2005 private placement - Note 8	4,000	16
Exercise of stock options, cash - Note 9	80,625	293
Exercise of stock options, fair value - Note 9	—	169

Issued during the three months ended March 31, 2006	1,176,025	5,597

As of March 31, 2006	21,961,287	164,172

Warrants exercised from February-March 2002 private placement - Note 8	1,244,638	1,867
Warrants exercised from February 2003 private placement - Note 8	751,000	3,214
Warrants exercised from September 2004 private placement - Note 8	1,708,240	8,114
Warrants exercised from September 2005 private placement - Note 8	1,580,812	6,481
Exercise of stock options, cash - Note 9	43,000	186
Exercise of stock options, fair value - Note 9	—	123
Shares issued for acquisition of gold properties - Note 4	177,053	877

Issued during the three months ended June 30, 2006	5,504,743	20,862

As of June 30, 2006	27,466,030	$185,034

On February 2, 2006, the Corporation completed a private placement financing in which it sold and issued a total of 649,684 units (the “Units”), at a price of $5.05 per Unit for aggregate gross proceeds of $3,280,904.  Each Unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share of Vista Gold Corp. at an exercise price of $6.00 for a period of two years from the date of issue.  The Corporation agreed in connection with this transaction to register for resale all shares issuable in the transaction including shares issuable upon exercise of warrants.  Net cash proceeds to the Corporation after costs to register the shares of $66,112 and legal expenses of $30,719 were $3,184,073.

On June 23, 2006, the U.S. Securities and Exchange Commission (the “SEC”) declared effective a registration statement on Form S-3 filed under the U.S. Securities Act of 1933 for registration for resale of 1,091,737 common shares, including the common shares issued, as well as those to be issued on exercise of warrants, in connection with the private placement.

8.             Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

	Warrants granted(1)(3)	Valuation ($000’s)	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise prices (U.S. $)		Expiry date	Weighted average remaining life (yrs)

As of December 31, 2005	11,375,828	401	(4,157,921)	(320,663)	6,897,244	$3.66

Private placement February 2006	649,684	—	—	—	649,684	6.00		Feb-08	1.8
Private Placement February 2003	—	—	(196,000)		(196,000)	3.92	(2)	Feb-07	0.9
Private Placement September 2004	—	—	(245,716)	—	(245,716)	4.75		Sep-06	1.5
Private Placement September 2005	—	—	(4,000)	—	(4,000)	4.10		Sep-07	1.5

As of March 31, 2006	12,025,512	401	(4,603,637)	(320,663)	7,101,212	$3.87			1.1

Private Placement February-March 2002	—	—	(1,244,638)	—	(1,244,638)	$1.50		Feb - Mar-07	0.7
Private Placement February 2003	—	—	(751,000)	—	(751,000)	$4.28	(2)	Feb-07	0.7
Private Placement September 2004	—	—	(1,708,240)	(12,500)	(1,720,740)	$4.75		Sep-06	0.2
Private Placement September 2005	—	—	(1,580,812)	—	(1,580,812)	$4.10		Sep-07	1.2

As of June 30, 2006	12,025,512	401	(9,888,327)	(333,163)	1,804,022	$4.27			1.3

(1) Each warrant entitles the holder to purchase one common share

(2) The exercise price increased to $4.28 in February 2006

(3) The value of all warrants issued in conjunction with private placements is allocated to common stock

On May 1, 2006, the Corporation announced that, in accordance with the terms of its outstanding common share purchase warrants (the “February 2003 Warrants”) issued under a Warrant Indenture dated February 7, 2003 and the outstanding common share purchase warrants (the “September 2004 Warrants” and with the February 2003 Warrants, the “Warrants”) issued under a Warrant Indenture dated September 29, 2004, it had elected to accelerate the expiry date of all such currently outstanding Warrants since the “Acceleration Event” described in the applicable warrant indentures had occurred.

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

The new expiry date for the February 2003 Warrants was May 17, 2006, and the new expiry date of the September 2004 Warrants was May 19, 2006.  Any warrants that were not exercised by 4:30 p.m. (Vancouver time) on the respective expiry dates expired.  Notices of acceleration of the expiry were sent on April 26, 2006 to holders of the February 2003 Warrants and were sent on April 28, 2006 to holders of the September 2004 Warrants.

Of the February 2003 Warrants, 751,000 were outstanding as of the date of acceleration, exercisable at $4.28 per share of which all were exercised prior to the May 17, 2006 expiry date.  Gross proceeds to the Corporation for the exercise of the 751,000 warrants were $3,214,280 (Note 7).  Of the September 2004 Warrants, 1,720,740 were outstanding as of the date of acceleration, exercisable at $4.75 per share of which 1,708,240 warrants were exercised prior to the May 19, 2006 expiry date and 12,500 warrants expired.  Gross proceeds to the Corporation for the exercise of the 1,708,240 warrants were $8,114,140 (Note 7).  All of these common shares issuable upon exercises of the Warrants have previously been registered with the SEC for resale under the Securities Act of 1933 on registration statements on Form S-3.

9.           Options to purchase Common Shares

Under the Corporation’s Stock Option Plan (“the Plan”), the Corporation may grant options to directors, officers, employees and consultants of the Corporation. The maximum number of common shares of the Corporation that may be reserved for issuance under the Plan is a variable number equal to 10% of the issued and outstanding common shares on a non-diluted basis.  Under the Plan, the exercise price of each option shall not be less than the market price of the Corporation’s stock on the date preceding the date of grant, and an option’s maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between the Corporation and the optionee.  Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board.

The fair value of stock options granted to employees and directors was estimated at the grant date using the Black-Scholes option pricing model, using the following weighted average assumptions:

	June 2006	June 2005
Expected volatility	60.0%	80.0%
Risk-free interest rate	4.76%	3.99%
Expected lives (years)	5	5
Dividend yield	N/A	N/A

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

A summary of option activity under the Plan as of June 30, 2006, and changes during the period then ended is set forth in the following table:

	Number of Shares	Weighted- Average Exercise Price ($ USD)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)	Fair Value ($000)
Outstanding - December 31, 2005	950,625	$3.76			$1,939

Granted	10,000	5.05			14
Exercised	(80,625)	3.64			(169)
Forfeited	(7,500)	4.29			(21)
Expired	(10,000)	3.98			(5)
Vested, Fair Value	—	—			25

Outstanding - March 31, 2006	862,500	$3.78	2.67	$1,743	$1,783

Exercisable - March 31, 2006	822,500	$3.76	2.57	$1,680	$1,783

Exercised	(43,000)	4.32			(123)
Vested, Fair Value	—	—			27

Oustanding - June 30, 2006	819,500	$3.75	2.38	$4,588	$1,687

Exercisable - June 30, 2006	784,500	$3.72	2.29	$4,415	$1,687

The total number of options outstanding at the end of the quarter is 819,500 with exercise prices ranging from approximately $1.96 to $5.05 and remaining lives of 0.4 to 4.9 years.  The total number of options outstanding represents 3% of issued capital.

Compensation expense with fair values of $26,596 and $52,293, respectively, was recognized during the three and six months ended June 30, 2006, for options previously granted and vesting over time. During the three and six month periods in 2005, compensation expense with fair values of $90,294 and $172,651, respectively, was recognized for options previously granted and vesting over time.

Under the Plan, there were no stock option grants during the three-month period ended June 30, 2006.  Under the Plan, 10,000 stock options, vesting over a period of two years (5,000 in each year), were granted to an employee of the Corporation during the six-month period ended June 30, 2006. The fair value of the 5,000 options immediately vested has been recorded as a non-cash compensation expense of $14,060.  The weighted-average grant date fair value of the 10,000 options granted during the period ended June 30, 2006 was $2.81.  During the same three- and six-month periods in 2005, 10,000 stock options, vesting over a period of two years (5,000 in each year), were granted to an employee of the Corporation.  The weighted-average grant date fair value of the 10,000 options granted during the period ended June 30, 2005 was $2.03.

During the respective three and six months ended June 30, 2006, 43,000 and 123,625 options were exercised with aggregate intrinsic values of $216,180 and $676,918.  During the same three month period in 2005, there were no options exercised and during the same six month period in 2005, 7,858 options were exercised with an aggregate intrinsic value of $3,008.

As set forth in the above table, no options expired during the three-month period ended June 30, 2006 and during the six-month period ended June 30, 2006, 10,000 options expired.  Included in the 10,000 options that expired were 7,500 options that were granted in November 2005 to an employee of the Corporation and had a recorded fair-value of $21,264 which was reclassified to contributed surplus following expiration and 2,500 options were granted in March 1999 and did not have a fair-value associated with them as they were granted prior to 2002.

As to the 7,500 stock options that were forfeited, $5,316 had originally been recorded as an expense and an addition to stock options and with the forfeiture, these entries have been reversed, accordingly.

A summary of the status of the Corporation’s unvested stock options as of June 30, 2006, and changes during the period then ended, is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value ($ USD)

Unvested - December 31, 2005	42,500	$2.75

Granted	5,000	2.81
Forfeited	(7,500)	2.84

Unvested - March 31, 2006	40,000	$2.74

Vested	(5,000)	2.03

Unvested - June 30, 2006	35,000	$2.84

As of June 30, 2006, there was $35,550 of unrecognized compensation expense related to the unvested portion of options outstanding.  This expense is expected to be recognized over a weighted-average period of 0.4 years.

10.             Commitments and contingencies

The Corporation is required to provide financial assurance of $6.8 million in respect of reclamation and site closure obligations at the Hycroft mine.  The Corporation has been requested to pledge collateral to provide this bonding (Note 3).  During 2004, the Corporation reached an agreement for a new bond package as previously reported.

11.            Supplemental cash flow information

Significant non-cash transactions during the six months ended June 30, 2006 included the Corporation issuing 177,053 common shares for the purchase of the Mt. Todd gold mine (Note 4).  There were no significant non-cash transactions during the same period in 2005.

12.            Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in North America, South America, Indonesia and Australia.  Substantially all related costs are incurred in the United States. The Corporation reported no revenues in the three-month or six-month periods ended June 30, 2006, or for the same periods in 2005.  Geographic segmentation of capital assets is provided in Notes 5 and 6.

13.            Differences between Canadian and United States generally accepted accounting principles

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

(b)                               In accordance with U.S. GAAP (SFAS No. 115), marketable securities considered to be available-for-sale are to be measured at fair value at the balance sheet date and related unrealized gains and losses are required to be shown separately in comprehensive income.

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

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2006	2005	2006	2005	Stage
Net loss — Canadian GAAP	$(926)	$(1,450)	$(2,034)	$(2,408)	$(17,062)
Realized loss on marketable securities	—	—	—	—	(85)
Unrealized gain on marketable securities	—	—	—	—	85
Exploration, property evaluation and holding costs (a)	(345)	(324)	(798)	(575)	(4,282)
Financing costs	—	—	—	—	(222)
Stock-based compensation expense (d)	—	90	(4)	173	1,142
Beneficial conversion feature	—	—	—	—	(2,774)
Net loss — U.S. GAAP	(1,271)	(1,684)	(2,836)	(2,810)	(23,198)
Unrealized gain/(loss) on marketable securities (b)	(166)	(43)	256	(52)	352
Comprehensive loss — U.S. GAAP	$(1,437)	$(1,727)	$(2,580)	$(2,862)	$(22,846)
Basic and diluted loss per share — U.S. GAAP	$(0.06)	$(0.09)	$(0.11)	$(0.16)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative during Exploration
(U.S. dollars in thousands)	2006	2005	2006	2005	Stage
Cash flows from operating activities:
Loss for the period	$(926)	$(1,450)	$(2,034)	$(2,408)	$(17,062)
Adjustments to reconcile loss for the period to cash used in operations:
Non-cash items	95	177	243	327	3,573
Additions to mineral properties, net (a)	(345)	(324)	(798)	(575)	(4,282)
Change in operating assets and liabilities:	(274)	146	(355)	262	(1,242)
Net cash used in operating activities	(1,450)	(1,451)	(2,944)	(2,394)	(19,013)

Cash flows from investing activities:	(830)	(1,964)	(2,279)	(2,228)	(21,040)
Additions to mineral properties, net (a)	345	324	798	575	4,282
Net cash used in investing activities	(485)	(1,640)	(1,481)	(1,653)	(16,758)

Cash flows from financing activities:	19,834	—	25,290	398	57,989
Net cash provided by financing activities	19,834	—	25,290	398	57,989

Net increase/(decrease) in cash and cash equivalents	17,899	(3,091)	20,865	(3,649)	22,218

Cash and cash equivalents, beginning of period	4,993	5,358	2,027	5,916	674

Cash and cash equivalents, end of period	$22,892	$2,267	$22,892	$2,267	$22,892

The significant differences in the consolidated balance sheets as at June 30, 2006, and December 31, 2005, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30, 2006			December 31, 2005
(U.S. $ 000’s)	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP
Current assets (b)	$24,287	352	$24,639	$3,094	$96	$3,190
Restricted cash	5,207	—	5,207	5,097	—	5,097
Property, plant and equipment (a)	32,584	(12,068)	20,516	29,808	(11,270)	18,538
Total assets	$62,078	$(11,716)	$50,362	$37,999	$(11,174)	$26,825

Current liabilities	342	—	342	452	—	452
Long term liabilities	4,139	—	4,139	4,144	—	4,144
Total liabilities	4,481	—	4,481	4,596	—	4,596

Capital stock (c),(d)	185,034	75,971	261,005	158,575	76,262	234,837
Special warrants	—	222	222	—	222	222
Warrants and options (d)	2,088	(1,254)	834	2,340	(1,570)	770
Contributed surplus (c),(d)	253	5,526	5,779	232	5,547	5,779
Other comprehensive income (b)	—	352	352	—	96	96
Deficit (a),(b),(c),(d)	(129,778)	(92,533)	(222,311)	(127,744)	(91,731)	(219,475)
Total shareholders’ equity	57,597	(11,716)	45,881	33,403	(11,174)	22,229

Total liabilities & shareholders’ equity	$62,078	$(11,716)	$50,362	$37,999	$(11,174)	$26,825

Effective January 1, 2006, the Corporation adopted SFAS 123R, “Accounting for Stock Based Compensation” using the modified prospective application.  This standard is consistent with the revised provisions of CICA 3870, which the Corporation adopted for Canadian GAAP effective January 1, 2004.  Prior to the adoption of SFAS 123R, the Corporation applied Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plans in its U.S. GAAP presentations. Under APB No. 25, the Corporation recorded stock-based compensation expense for consultants of the Corporation, but not for employees or directors.  This standard requires that the Corporation record compensation expense on the granting of all stock-based compensation awards, including stock option grants to employees, calculated using the fair-value method.  The Corporation uses the Black-Scholes option pricing method of determining the fair value of the option on the date of grant.  The adoption of the fair value method using the modified prospective method resulted in the Corporation including, for U.S. GAAP reconciliation purposes, all amounts associated with stock option grants to employees of the Corporation occurring after January 1, 2006 and vesting during the period (amounting to $17,575).  Also included for U.S. GAAP reconciliation purposes, is current period stock-based compensation expense for options that were granted in prior years, but continue to vest after January 1, 2006 (amounting to $47,007).  Previously, the Corporation did not record any compensation cost on the granting of stock options to employees and directors as the exercise price was equal to or greater than the market price at the date of the grants.

14.            Related party transactions

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc. (“SSRI”) an option to acquire the Corporation’s interest in the silver mineralized material hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director.  Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, and SSRI was to pay the Corporation $1.5 million over four years, of which $949,823 was paid to the Corporation in 2003, $428,481 in 2004 and $144,285 in 2005, completing the $1.5 million obligation.  Since SSRI has satisfied the $1.5 million obligation, all costs incurred for Maverick Springs are now being shared by the two corporations as stated below.  SSRI and the Corporation have formed a committee to jointly manage exploration of the Maverick Springs project.  The Corporation is the operator and has a 45% vote on the committee, and SSRI has a 55% vote.  Since SSRI has completed its $1.5 million in payments, future costs will be shared by the two corporations on the same ratio as established for operation of the management committee:  Vista Gold 45%/SSRI 55%.  Included in current assets is a receivable amount due from SSRI in the amount of $74,438 to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

15.           Subsequent events

Entry into Binding Letter of Intent for Proposed Spin-off of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescio Group

The Corporation entered into a binding letter of intent (the “LOI”), dated July 6, 2006, with Carl Pescio, Janet Pescio, Greg Hryhorchuk and Robert Lipsett (together, the “Pescio Group”), pursuant to which the Corporation will spin off its existing Nevada properties into a new publicly-listed company (“Newco”) that will, concurrently with the spin-off, acquire the Nevada mining properties of the Pescio Group.  The transaction will be completed by way of a court-approved plan of arrangement under the Business Corporations Act (Yukon).  The transaction is subject to, among other things, court, shareholder and regulatory approvals.

Under the transaction, the Corporation’s shareholders will exchange their current common shares of the Corporation for common shares of Newco and new common shares of the Corporation.  The effect of the transaction on existing outstanding options and warrants to acquire shares of the Corporation will be described in the information circular for the special meeting of shareholders to approve the transaction.

Completion of the transaction is subject to a number of conditions including: (a) completion of due diligence by all parties; (b) the execution and delivery of a definitive agreement by all parties; (c) receipt of all required court, shareholder, regulatory and third party approvals; (d) receipt of approval by the board of directors of the Corporation and its independent committee; and (e) certain other customary conditions.  In addition, in order to fund the cash consideration to the Pescio Group (as described below) and Newco’s ongoing business, it is anticipated that Newco will raise at least $40 million through a private placement equity financing which will close concurrently with the completion of the transaction described above.

Under the terms of the proposed transaction, approximately 60% of the total consideration payable by Newco in respect of the asset acquisitions would be paid to the Corporation or its security holders and approximately 40% would be paid to the Pescio Group.  The consideration payable to the Corporation and its security holders will consist of securities of Newco.  The consideration payable to the Pescio Group will consist of shares of Newco and $15 million in cash.

The parties are working towards completing a definitive agreement after which, the Corporation expects to deliver to its shareholders an information circular, which will fully describe the proposed transaction, in connection with a special meeting of shareholders which will be held to approve the transaction.  If all conditions are satisfied or waived, the parties expect closing of the transaction to occur by mid-September 2006.

Entry into Letter of Intent with Hatton Capital Corporation

On July 21, 2006, a press release was issued to announce that Hatton Capital Corporation (“Hatton”) and the Corporation entered into a letter of intent dated July 20, 2006 pursuant to which Hatton would acquire three of the Corporation’s fully amortized mineral exploration properties located in Manitoba and Ontario, Canada, for consideration of 1,000,000 Hatton common shares to be issued at a deemed price of Cdn. $0.375 per share for an aggregate value of Cdn. $375,000 (approximately US $328,515 based on exchange rates as of July 25, 2006).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(U.S. dollars in thousands, unless specified otherwise)

Management’s discussion and analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. for the three and six months ended June 30, 2006, has been prepared based on information available to us as of August 2, 2006.  MD&A should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2005, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada.  Reference should be made to Note 18 to the consolidated financial statements for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements.  All amounts stated herein are in U.S. dollars, unless otherwise noted.

Results from Operations

Our consolidated net loss for the three-month period ended June 30, 2006, was $926,000 or $0.04 per share compared to a consolidated net loss of $1,450,000 or $0.08 per share for the same period in 2005.  Our consolidated net loss for the six-month period ended June 30, 2006, was $2,034,000 or $0.09 per share compared to a consolidated net loss of $2,408,000 or $0.13 per share for the same period in 2005. The decreases in the consolidated losses of $524,000 and $374,000 from the respective prior periods are primarily the result of increased interest income of $167,000 and $202,000 from the respective prior periods, decreased stock-based compensation expense of $63,000 and $112,000 from the respective prior periods and decreased corporate administration and investor relations costs of $265,000 and $27,000 from the respective prior periods.

Exploration, property and holding costs

Exploration, property and holding costs decreased slightly to $454,000 during the three-month period ended June 30, 2006, approximately level with $461,000 for the same period in 2005.  The principal variances from the comparative three-month period in 2005 are as follows:

•                  A decrease in general development costs of $186,259;

•                  An increase in holding costs at the Hycroft Mine of $56,637;

•                  An increase in holding costs at the Amayapampa Project of $66,569; and

•                  An increase in holding costs for the Awak Mas Project of $47,345.

As well, a slight decrease in holding costs for the Paredones Amarillos Project of $14,058 was offset by holding costs of $17,005 and $6,730, respectively, for the F.W. Lewis, Inc. properties and Mt. Todd gold mine, neither of which were among our property holdings in the 2005 period.

Exploration, property and holding costs decreased slightly to $909,000 during the six-month period ended June 30, 2006, approximately level with $919,000 for the same period in 2005.  The principal variances from the comparative six-month period in 2005 are as follows:

•                  A decrease in general development costs of $248,952;

•                  A decrease in holding costs for the Paredones Amarillos Project of $34,287;

•                  An increase in holding costs at the Hycroft Mine of $75,073;

•                  An increase in holding costs at the Amayapampa Project of $59,150;

•                  An increase in holding costs for the Awak Mas Project of $97,329; and

•                  An increase in holding costs for the F.W. Lewis, Inc., properties of $35,391.

This also reflected increased holding costs of $6,730 for the Mt. Todd gold mine which was not among our property holdings in the 2005 period.

Corporate administration and investor relations

Corporate administration and investor relations costs decreased to $641,000 during the three-month period ended June 30, 2006, compared to $906,000 for the same period in 2005.  The decrease of $265,000 reflects primarily costs incurred of $300,000 for a mass mailing marketing campaign for investor relations that we undertook during the three months ended June 30, 2005.   There were no comparable campaigns during the 2006 period.  The remaining increase is due primarily to increased legal fees and regulatory compliance fees.

Corporate administration and investor relations costs decreased slightly to $1,319,000 during the six-month period ended June 30, 2006, compared to $1,346,000 for the same period in 2005.  In addition to the three-month variances noted above, variances pertaining to the comparative six-month period in 2005 are as follows:

•                  During the six months ended June 30, 2006, we paid $60,416 to an outside consultant, to assist us with our compliance with internal control over financial reporting and related requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

•                  During the six months ended June 30, 2006, we expensed loan fees of $79,781 that were held as prepaid items as of December 31, 2005.  These loan fees were associated with the non-binding term sheet for a Bridge Credit Facility that we had entered into in December 2005.

Depreciation and amortization

Depreciation and amortization expense decreased slightly to $54,000 during the three-month period ended June 30, 2006, compared to $61,000 for the same period in 2005.  Depreciation and amortization expense decreased slightly to $109,000 for the six-month period ended June 30, 2006, compared to $113,000 for the same period in 2005.  The decrease of $7,000 for the three-month period was the result of assets at the Hycroft mine becoming fully depreciated during the 2006 period.  The decrease of $4,000 for the six-month period was due in part to the same reason as the three-month period decrease, but was partially offset by an increase of $3,000 due to capital expenditures in December 2005 that first became subject to depreciation in January 2006.

Stock-based compensation

Stock-based compensation decreased to $27,000 for the three-month period ended June 30, 2006, compared to $90,000 for the same period in 2005. The decrease of $63,000 primarily reflects a decrease in compensation expense associated with prior year stock option grants, which was $23,081 for the three months ended June 30, 2006 as compared to $80,761 for the same period in 2005.

Other variances for the comparative three-month periods included the following:

•                  During the three months ended June 30, 2006, compensation expense associated with stock option grants in the current year was $3,515 as compared to $1,362 for the same period in 2005.

•                  During the three months ended June 30, 2006, there were no stock options forfeited. During the same period in 2005, 5,000 stock options granted to an employee in November 2004 were forfeited before becoming fully vested which resulted in a decrease of $1,154 to stock compensation expense.

•                  During the three months ended June 30, 2006, there were no stock options grants.  During the same period in 2005, 10,000 stock options, vesting over a period of two years (5,000 in each year), were issued to an employee of Vista Gold which resulted in an increase to stock compensation expense of $8,171.

Stock-based compensation decreased to $61,000 for the six-month period ended June 30, 2006, compared to $173,000 for the same period in 2005.  The decrease of $112,000 primarily reflects a decrease in compensation expense associated with prior year stock option grants, which was $48,778 for the six months ended June 30, 2006 as compared to $163,696 for the same period in 2005.

Other variances for the comparative six-month periods included the following:

•                  During the six months ended June 30, 2006, stock options granted to an employee in November 2005 were forfeited before becoming fully vested which resulted in a decrease of $5,316 to stock compensation expense.  During the same period in 2005, 5,000 stock options granted to an employee in November 2004 were forfeited before becoming fully vested which resulted in a decrease of $1,154 to stock compensation expense.

•                  During the six months ended June 30, 2006, 10,000 stock options, vesting over a period of two years (5,000 in each year), were issued to an employee of Vista Gold.  This resulted in an increase to stock compensation expense of $17,575 which is comprised of $14,060 for the immediately vested portion and $3,515 for the portion vesting over time.  During the same period in 2005, 10,000 stock options, vesting over a period of two years (5,000 in each year), were issued to an employee of Vista Gold which resulted in an increase to stock compensation expense of $8,171.

Other income and expense

Gain on disposal of marketable securities

For the three-month period ended June 30, 2006, we realized a gain of $15,000 on the disposal of marketable securities, compared to $5,000 for the same period in 2005.  The gain resulted from the sale of securities that had a book value of $10,100.  For the six-month period ended June 30, 2006, we realized a gain of $54,000 on the disposal of marketable securities, compared to $16,000 for the same period in 2005.  The gain resulted from the sale of securities that had a book value of $57,268.

At June 30, 2006, we held marketable securities available for sale with a book value of $644,297 and a quoted market value of $996,636.  We purchased the securities for investment purposes with the intent to hold the securities until such time that it would be advantageous to sell the securities at a gain.  Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment.

Interest income

During the three and six-month periods ended June 30, 2006, we realized $230,000 and $322,000 in interest income as compared to $63,000 and $120,000 for the same three and six-month periods in 2005.  The respective increases of $167,000 and $202,000 are the result of an increase in interest earned on our liquid savings account and the Hycroft mine restricted cash account, as follows:

•                  For the three-month period ended June 30, 2006, interest earned on our liquid savings account increased to $174,611 and interest earned on the Hycroft mine restricted cash account increased to $55,350.  During the same three-month period in 2005, interest of $26,600 was earned on our liquid savings account and $37,186 was earned on the Hycroft mine restricted cash account.

•                  For the six-month period ended June 30, 2006, interest earned on our liquid savings account increased to $212,899 and interest on the Hycroft mine restricted cash account increased to $109,512.  During the same six-month period in 2005, interest of $52,881 was earned on our liquid savings account and $67,378 was earned on the Hycroft mine restricted cash account.

For both the three and six-month periods, the increased interest earned on our liquid savings account can be contributed to higher cash balances that became available to be invested during the 2006 periods, resulting from approximately $3.2 million raised during the February 2006 private placement, $21.6 million raised from residual warrant exercises from 2002, 2003, 2004 and 2005 private placements and $0.5 million raised from stock option exercises.  Also, for both the three and six-month periods, the increased interest earned on the Hycroft mine restricted cash account was the result of higher interest rates for the 2006 periods as compared to the same periods in 2005.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $1,105,000 for the three-month period ended June 30, 2006, compared to $1,127,000 for the same period in 2005.  The slight decrease of $22,000 for the three-month period can be attributed to a decreased consolidated net loss of $524,000 and an aggregate reduction of non-cash items of $82,000, partially offset by a reduction in accounts payable of $169,000, an increase in supplies and prepaid expenses of $174,000 and an increase in accounts receiable of $77,000.

Cash used in operations was $2,146,000 for the six-month period ended June 30, 2006, compared to $1,819,000 for the same period in 2005.  The increase of $327,000 for the six-month period can be attributed to an increase in accounts receivable of $353,000, a reduction in accounts payable of $190,000 and an increase in supplies and prepaid expenses of $77,000;  partially offset by a decreased consolidated net loss of $374,000 and an aggregate reduction of non-cash items of $84,000.

For both the three and six-month periods, the increase in supplies and prepaid expenses is mostly due to the increase in prepaid expenses reflecting prepayment of insurance premiums which will be amortized over the one year policy period. For both the three and six-month periods, the increase in accounts receivable is due, in part, to our expenditures relating to an exploration program that we are undertaking at the Maverick Springs project. Since Silver Standard Resources Inc. is to reimburse us for 55% of our exploration expenditures for Maverick Springs, we record these expenditures as accounts receivable pending reimbursement by Silver Standard Resources Inc. (See Note 14 to the Consolidated Financial Statements).

Investing activities

Net cash used for investing activities decreased to $830,000 for the three-month period ended June 30, 2006, compared to $1,964,000 for the same period in 2005.  The decrease of $1,134,000 in 2006 primarily reflected the purchase of the Awak Mas Project in May 2005 for $1.5 million.  There was no comparable investment during the 2006 period.  For the six-month period ended June 30, 2006, net cash used for investing activities increased slightly by $51,000 to $2,279,000 (including our expenditure of $1.3 million for the Mt. Todd gold mine in June 2006) compared to $2,228,000 for the same period in 2005. The slight increase is mostly the result of increased acquisitions of marketable securities of $188,000 and increased purchases of plant and equipment of $63,000, which are offset by increased proceeds from the sale of marketable securities of $60,000.

Financing activities

Net cash provided by financing activities was $19,834,000 in the three-month period ended June 30, 2006.  There was no cash provided from financing activities for the same period in 2005.  For the 2006 period, warrant exercises provided cash of $19,676,000 and stock option exercises provided cash of $186,000 (see Note 8 to the Consolidated Financial Statements).  These amounts were slightly offset by additional share registration expenses attributable to the February 2006 private placement of $28,000.

Net cash provided by financing activities was $25,290,000 for the six-month period ended June 30, 2006, compared to $398,000 for the same period in 2005.  For the 2006 period, a private placement financing completed in February 2006 provided net cash proceeds of $3,184,000, warrant exercises provided cash of $21,627,000 and stock option exercises provided cash of $355,000.  The amounts raised in the 2005 six-month period were from the exercise of warrants in the amount of $373,000 and stock options in the amount of $25,000, all during the first quarter.

Liquidity and Capital Resources

At June 30, 2006, our total assets were $62.1 million compared to $38.0 million at December 31, 2005, representing an increase of $24.1 million.  At June 30, 2006, we had working capital of $23.9 million compared to $2.6 million at December 31, 2005, representing an increase of $21.3 million.  This increase is primarily attributable to an increase in our cash balance due to warrant exercises resulting from the acceleration of the expiry of warrants issued in connection with the February 2003 and September 2004 private placements (see Note 8 to the Consolidated Financial Statements).

The principal component of working capital at both June 30, 2006, and December 31, 2005, is cash and cash equivalents of $22.9 million and $2.0 million, respectively.  Other components include marketable securities (June 30, 2006 - $644,000; December 31, 2005 – $468,000), supplies inventory, prepaids and other (June 30, 2006 - $595,000; December 31, 2005 - $481,000) and other liquid assets (June 30, 2006 - $156,000; December 31, 2005 - $118,000).  At June 30, 2006, we had no outstanding debt to banks or financial institutions.

Other

Acquisition of Mt. Todd Gold Mine, Northern Territory, Australia

Effective March 1, 2006, Vista Gold Corp. and its subsidiary Vista Gold Australia Pty Ltd. entered into agreements with Ferrier Hodgson, the Deed Administrators for Pegasus Gold Australia Pty Ltd. (“Pegasus”), the government of the Northern Territory of Australia and the Jawoyn Association Aboriginal Corporation (“JAAC”) and other parties named therein, subject to regulatory approvals, to purchase a 100% interest in the Mt. Todd gold mine (also known as the Yimuyn Manjerr gold mine) in the Northern Territory, Australia.  Under these agreements, Vista Gold Corp. is guarantor of the obligations of its subsidiary Vista Gold Australia Pty Ltd. (“Vista Australia” and with Vista Gold Corp., referred to as “Vista Gold” in summaries of agreement terms herein).

As part of the agreements, Vista Gold agreed to pay Pegasus, AU $1.0 million ($739,600) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory’s costs of management and operation of the Mt. Todd site up to a maximum of approximately AU $375,000 (approximately $277,500) during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years.  Additionally, Vista Gold Corp. agreed to issue common shares with a value of CDN $1.0 million (amounting to 177,053 common shares) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production.  Other agreement terms provide that Vista Gold will undertake a technical and economic review of the mine and possibly form one or more joint ventures with the JAAC.  In June 2006, the transactions contemplated under the agreements were completed and effective, with funds held in escrow released to the ultimate vendors and the common shares issued to the JAAC (see Note 4 to the Consolidated Financial Statements).

Gold Resource Estimate for Mt. Todd Gold Mine

On June 26, 2006, we announced that a mineral reserve analysis for the Batman deposit at the Mt. Todd gold mine was completed on June 26, 2006, by Gustavson Associates of Boulder, Colorado, in accordance with Canadian National Instrument 43-101 standards under the direction of Mr. John Rozelle, an independent Qualified Person, utilizing standard industry software and resource estimation methodology.  The resource analysis report includes the results of 91,225 assay intervals from 730 drill holes (225 core, 435 reserve circulation and 70 rotary drill holes) done by BHP Resources Pty Ltd., Zapopan NL and Pegasus Gold Australia Pty Ltd. (“Pegasus”) with assaying by Australia Assay Laboratories in Pine Creek and Alice Springs, Classic Comlabs in Darwin and Pegasus’ onsite lab.  Pegasus mined part of the Batman deposit from 1993 to 1997, and a joint venture comprising Multiplex Resources Pty Ltd. and General Gold Resources Ltd. mined the deposit from 1999 to 2000.

The Mt. Todd gold mine is situated within the southeastern portion of the Early Proterozoic Pine Creek Geosyncline.  The Batman deposit geology consists of a sequence of hornfelsed interbedded greywackes and shales with minor thin beds of felsic tuff.  Bedding consistently strikes at 325°, dipping 40° to 60° to the southwest.  Northerly trended sheeted quartz sulfide veins and joints striking at 0° to 20° and dipping 60° to the east are the major location for mineralization in the Batman deposit.  The veins are 0.04 to 4 inches in thickness with an average thickness of around 0.4 inches and occur in sheets with up to six veins per horizontal foot.  These sheeted veins are the main source of gold mineralization in the Batman deposit.  In general, the Batman deposit is 4,800 to 5,100 feet in length by 1,200 to 1,500 feet in true width and 1,500 to 1,800 feet in known down-dip extension (the deposit is open along strike and at depth).

The deposit has a drill hole spacing that varies from 80 feet by 80 feet to 260-330 feet by 260-330 feet and generally averages 160 feet by 160 feet.  All assaying was fire assay on 50-gram charges.  It is the opinion of Gustavson Associates that quality control and quality assurance methods employed by the various companies working at Mt. Todd were standard at the time of the work, and the work including quality control and quality assurance methods has been audited several times by independent consultants.

Based on the resource analysis report, the gold resources for the Batman deposit, reported at a cutoff grade of 0.015 ounces of gold per ton are:

	Short Tons (000s)	Grade (ounces per ton)
Measured resources (1)	20,306	0.028
Indicated resources (1)	41,840	0.028
Measured and indicated resources (1)	62,146	0.028
Inferred resources (2)	55,174	0.027

(1)          Cautionary Note to U.S. Investors concerning estimates of Measured and Indicated Resources:  This table uses the terms “measured resources and indicated resources”.  We advise U.S. investors that while these terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them.  U.S. investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.

(2)          Cautionary Note to U.S. Investors concerning estimates of Inferred Resources:  This table uses the term “inferred resources”.  We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it.  “Inferred Resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assured that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  Under Canadian rules, estimates of inferred mineral resources may not form the basis of a feasibility study or prefeasibility studies, except in rare cases.  U.S. investors are cautioned not to assume that any part or all of an inferred resource exists or is economically or legally minable.

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

Amendment to the Corporation’s Stock Option Plan

On May 8, 2006, at the Annual General Meeting, the shareholders approved by way of an ordinary resolution an amendment to the terms of the Corporation’s Stock Option Plan adopted on November 1, 1996 and amended by the shareholders on May 10, 1999, May 2, 2003 and May 9, 2005, to increase the maximum number of Common Shares which may be issued under the Plan from 1,750,000 Common Shares to a variable amount equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.  (See also Item 4 - Submission of Matters to a Vote of Security Holders.)

Subsequent Events

Entry into Binding Letter of Intent for Proposed Spin-off of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescio Group

We entered into a binding letter of intent (the “LOI”), dated July 6, 2006, with Carl Pescio, Janet Pescio, Greg Hryhorchuk and Robert Lipsett (together, the “Pescio Group”), pursuant to which we will spin off our existing Nevada properties into a new publicly-listed company (“Newco”) that will, concurrently with the spin-off, acquire the Nevada mining properties of the Pescio Group.  The transaction will be completed by way of a court-approved plan of arrangement under the Business Corporations Act (Yukon).  The transaction is subject to, among other things, court, shareholder and regulatory approvals.

Under the transaction, Vista Gold’s shareholders will exchange their current common shares of Vista Gold for common shares of Newco and new common shares of Vista Gold.  The effect of the transaction on existing outstanding options and warrants to acquire shares of Vista Gold will be described in the information circular for the special meeting of shareholders to approve the transaction.

Completion of the transaction is subject to a number of conditions including: (a) completion of due diligence by all parties; (b) the execution and delivery of a definitive agreement by all parties; (c) receipt of all required court, shareholder, regulatory and third party approvals; (d) receipt of approval by our board of directors and its independent committee; and (e) certain other customary conditions.  In addition, in order to fund the cash consideration to the Pescio Group (as described below) and Newco’s ongoing business, it is anticipated that Newco will raise at least $40 million through a private placement equity financing which will close concurrently with the completion of the transaction described above.

Under the terms of the proposed transaction, approximately 60% of the total consideration payable by Newco in respect of the asset acquisitions would be paid Vista Gold or our security holders and approximately 40% would be paid to the Pescio Group.  The consideration payable to Vista Gold and our security holders will consist of securities of Newco.  The consideration payable to the Pescio Group will consist of shares of Newco and $15 million in cash.

The parties are working towards completing a definitive agreement after which, we expect to deliver to our shareholders an information circular, which will fully describe the proposed transaction, in connection with a special meeting of shareholders which will be held to approve the transaction.  If all conditions are satisfied or waived, the parties expect closing of the transaction to occur by mid-September 2006.

Entry into Letter of Intent with Hatton Capital Corporation

On July 21, 2006, a press release was issued to announce that Hatton Capital Corporation (“Hatton”) and Vista entered into a letter of intent dated July 20, 2006 pursuant to which Hatton would acquire three of our fully amortized mineral exploration properties located in Manitoba and Ontario, Canada, for a consideration of 1,000,000 Hatton common shares to be issued at a deemed price of Cdn. $0.375 per share for an aggregate value of Cdn. $375,000 (approximately US $328,515 based on exchange rates as of July 25, 2006).

Uncertainty of Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, that are intended to be covered by the safe harbour created by such sections.  Such statements are typically punctuated by words or phrases such as “anticipates”, “estimates”, “projects”, “foresees”, “management believes”, “believes” and other words or phrases of similar import.  These forward-looking statements concern, among other things, our financial and operating results and estimates, business prospects and legal proceedings and are subject to certain risks, uncertainties or assumptions.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  Such risks include, but are not limited to, risks relating to uncertainty of results of acquisition, exploration and development activities; gold price volatility; effects on our operations of current and prospective governmental regulations; risks associated with international business operations; and risks due to legal proceedings.  For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements please see the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, under “Part I – Item 1A. Risk Factors” and this document under “Part II – Other Information – Item 1A. Risk Factors.”  The foregoing section of our 2005 Form 10-K is incorporated in this filing and investors should refer to it.  Vista Gold assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged in the acquisition of gold projects and related activities including exploration, engineering, permitting and the preparation of feasibility studies.  The value of our properties is related to the gold price and changes in the price of gold could affect our ability to generate revenue from our portfolio of gold projects.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The gold price fell to a 20-year low of $253 in July 1999 and recovered significantly since that time to reach a level of $513 by December 31, 2005, and was $613 at June 30, 2006.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because we have several exploration operations in North America, South America, Indonesia and Australia, we are subject to foreign currency fluctuations.  We do not engage in currency hedging to offset any risk of currency fluctuations as insignificant monetary amounts are held for immaterial land holding costs related to the properties owned.

We have no debt outstanding, nor do we have any investment in debt instruments other than highly liquid short-term investments.  Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 4.                   CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006.  Based on the evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms.  There has been no change in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM1.                                                        LEGAL PROCEEDINGS

Please see “Part I – Item 3. Legal Proceedings” as included in our Annual Report on Form 10-K for the year ended December 31, 2002, for information about a legal dispute initiated in Bolivia in April 1998 by a Mr. Estanislao Radic who brought legal proceedings in the lower penal court and subsequently in civil court against Mr. Raul Garafulic and us, questioning the validity of Mr. Garafulic’s ownership of the Amayapampa property.

During the quarter ended June 30, 2006, it came to our attention that Mr. Radic had initiated other legal proceedings in Bolivian civil court with respect to this matter.  We believe that Mr. Radic’s position is without merit and are taking appropriate legal action to confirm the validity of our interests in our holdings in Bolivia.

We do not anticipate that this dispute will result in any material adverse impact on Vista Gold or the value of our holdings in Bolivia.

ITEM 1A.                                            RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005.

The risk factor below was disclosed on the Form 10-K and was updated to provide information about recent political developments in Bolivia with respect to possible nationalization of certain resource industries.

Our property interests in Bolivia, Mexico, Indonesia and Australia are subject to risks from political and economic instability in those countries.

We have property interests in Bolivia, Mexico, Indonesia and Australia, which may be affected by risks associated with political or economic instability in those countries.  The risks include, but are not limited to:  military repression, extreme fluctuations in currency exchange rates, labor instability or militancy, mineral title irregularities and high rates of inflation.  Changes in mining or investment policies or shifts in political attitude in Bolivia, Mexico, Indonesia or Australia may adversely affect our business.  We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety.  The effect of these factors cannot be accurately predicted.

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

The foregoing updated risk factor was included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as was an update to a risk factor concerning our outstanding common shares.  Since an aggregate 5,880,234 common share purchase warrants were exercised during 2006 (through August 2, 2006), and we now have 1,654,195 unexercised warrants and 876,500 unexercised options outstanding we have not provided a further update to that risk factor.  In view of our completion of the acquisition of the Mt. Todd gold mine in Australia during the quarter ended June 30, 2006, we are providing below information concerning environmental regulation applicable to exploration and development operations in Australia, consistent with, and to supplement, information disclosed in the Form 10-K with respect to other countries where we have operations.

Our exploration and development operations are subject to environmental regulations, which could result in incurrence of additional costs and operational delays.

Australia Laws

Mineral projects in the Northern Territory are subject to Northern Territory laws and regulations regarding environmental matters and the discharge of hazardous wastes and materials.  As with all mining projects, the Mt. Todd gold mine would be expected to have a variety of environmental impacts should development proceed.  We are required under Australian laws and regulations to acquire permits and other authorizations before the Mt. Todd gold mine can be developed and mined.  In Australia, environmental legislation plays a significant role in the mining industry.  Various environmental documents such as the Environmental Impact Statement (“EIS”) over the Mt. Todd gold mine, covering studies on, inter alia, air, water, pollution, hazardous and toxic wastes, reclamation of mining area, etc. must be prepared and submitted to the Mining and Petroleum Authorizations and Evaluation Division of the Department of Primary Industries, Fisheries and Mines (“DPIFM”) of the Northern Territory government for approval.

The preparations of EIS and related documents and other relevant environmental licenses would involve incurrence of time and costs and there is no assurance that those approvals/licenses can be obtained in a timely manner.  The Northern Territory government also has administrative discretion not to approve EIS documents or grant the required environmental licenses (including any renewal or extensions of such documents).  We have entered into an agreement with the Northern Territory relating to environmental and rehabilitation issues.  We must also comply with Aboriginal heritage legislation requirements which require heritage survey work to be undertaken prior to the commencement of mining operations.  All these conditions may delay the production activity of the Mt. Todd gold mine.

These conditions could frustrate investors seeking certainty in their investments, and as a result we may incur costs and time to manage any issues which may arise and that could possibly affect the overall mining activity of the Mt. Todd gold mine.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our unregistered sales of equity securities during the three months ended June 30, 2006 have previously been reported in reports filed with the Commission.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General Shareholders’ Meeting of the Corporation held on May 8, 2006, the following matters were submitted to a vote of the shareholders.

(i)             Election of directors to the Corporation’s Board of Directors for a one-year term, being:  John M. Clark, W. Durand Eppler, C. Thomas Ogryzlo, Robert A. Quartermain and Michael B. Richings.  The motion was approved with 14,093,728 votes for, 36,680 votes withheld and 14,000 votes abstained.

(ii)          Appointment of PricewaterhouseCoopers LLP, Chartered Accountants, as auditor to hold office until the next annual general meeting.  The motion was approved with 14,107,572 votes for and 36,824 votes withheld.

(iii)       Amendment to the Corporation’s Stock Option Plan to increase the maximum number of common shares which may be issued under this plan from 1,750,000 to a variable number equal to 10% of the total number of common shares issued and outstanding on the date of grant on a non-diluted basis.  The motion was approved with 3,076,957 votes for, 1,031,627 votes against, and 10,035,824 votes abstained.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

                (a)           Exhibits

10.1         Binding Letter of Intent, dated July 6, 2006, among Carl Pescio, Janet Pescio, Greg Hryhorchuk, Robert Lipsett and Vista Gold Corp. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated July 6, 2006 and incorporated herein by reference

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

VISTA GOLD CORP.
(Registrant)

Date: August 8, 2006	By:	/s/ Michael B. Richings
Michael B. Richings
President and Chief Executive Officer

Date: August 8, 2006	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer