Form 10-Q
period 2006-09-30
VISTA GOLD CORP
filed 2006-11-14
CIK 783324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,442,458

Common Shares, without par value, outstanding at November 14, 2006

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2006

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.
PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
Assets:
Cash and cash equivalents	$21,901	$2,027
Marketable securities	641	468
Accounts receivable	351	64
Supplies inventory, prepaids and other	1,098	481
Other current assets	26	54
Current assets	24,017	3,094

Restricted cash - Note 3	5,263	5,097
Mineral properties - Note 5	30,904	27,159
Plant and equipment - Note 6	1,150	1,219
Notes receivable	8	8
Reclamation premium costs	1,333	1,422
	38,658	34,905

Total assets	$62,675	$37,999

Liabilities and Shareholders’ Equity:
Accounts payable	$5	$141
Accrued liabilities and other	626	311
Current liabilities	631	452

Capital lease obligations	27	34
Asset retirement obligation and closure costs - Note 10	4,110	4,110
Total liabilities	4,768	4,596

Capital stock, no par value: - Note 7
Preferred - unlimited shares authorized; no shares outstanding
Common - unlimited shares authorized; shares outstanding:
2006 - 27,764,358 and 2005 - 20,785,262	186,293	158,575
Warrants - Note 8	401	401
Options - Note 9	2,099	1,939
Contributed surplus	253	232
Deficit	(131,139)	(127,744)
Total shareholders’ equity	57,907	33,403

Total liabilities and shareholders’ equity	$62,675	$37,999

Subsequent events - Note 15

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

					Cumulative
	Three Months Ended		Nine Months Ended		during
	September 30,		September 30,		Exploration
(U.S. dollars in thousands, except share data)	2006	2005	2006	2005	Stage
Costs and expenses:
Exploration, property evaluation and holding costs	$501	$472	$1,410	$1,391	$6,585
Corporate administration and investor relations	598	410	1,917	1,756	9,236
Depreciation and amortization	72	56	181	169	895
Provision for reclamation and closure costs	—	—	—	—	1,048
Write-down of mineral properties	—	—	—	—	76
Cost recoveries related to USF&G lawsuit	—	—	—	—	(240)
Interest income	(345)	(47)	(667)	(167)	(1,026)
Gain on disposal of assets	—	—	—	(7)	(98)
Other income	(1)	(1)	(4)	(1)	(81)
Stock-based compensation	589	76	650	249	2,138
(Gain)/loss on currency translation	(45)	4	(30)	4	18
Gain on disposal of marketable securities	(8)	—	(62)	(16)	(246)
Write-down of marketable securities	—	—	—	—	118
Total costs and expenses	1,361	970	3,395	3,378	18,423
Net loss	$(1,361)	$(970)	$(3,395)	$(3,378)	$(18,423)

Weighted average number of shares outstanding	27,656,092	18,406,614	24,846,654	18,250,190

Basic and diluted loss per share	$(0.05)	$(0.05)	$(0.14)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands)	2006	2005	2006	2005
Deficit, beginning of period	$(129,778)	$(125,568)	$(127,744)	$(123,160)
Net loss	(1,361)	(970)	(3,395)	(3,378)
Deficit, end of period	$(131,139)	$(126,538)	$(131,139)	$(126,538)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

					Cumulative
	Three Months Ended		Nine Months Ended		during
	September 30,		September 30,		Exploration
(U.S. dollars in thousands)	2006	2005	2006	2005	Stage
Cash flows from operating activities:
Loss for the period	$(1,361)	$(970)	$(3,395)	$(3,378)	$(18,423)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	72	56	181	169	895
Amortization of reclamation premium costs	30	30	89	90	327
Provision for asset retirement obligation and closure costs	—	—	—	—	1,048
Asset and retirement obligation and closure costs accrued, net	—	2	68	6	74
Write-down of mineral properties	—	—	—	—	76
Stock-based compensation	589	76	650	249	2,138
Gain on disposal of assets	—	—	—	(7)	(98)
Cost recoveries related to USF&G lawsuit	—	—	—	—	(240)
Write-down of marketable securities	—	—	—	—	118
Gain on disposal of marketable securities	(8)	—	(62)	(16)	(246)
Loss on currency translation	—	—	—	—	44
Other non-cash items	—	—	—	—	120

Change in operating assets and liabilities:
Accounts receivable	(221)	(119)	(287)	168	(146)
Other current assets	—	—	3	—	3
Supplies inventory, prepaids and other	(503)	33	(617)	(4)	(724)
Accounts payable and accrued liabilities and other	289	(65)	111	(53)	(810)
Net cash used in operating activities	(1,113)	(957)	(3,259)	(2,776)	(15,844)

Cash flows from investing activities:
Restricted cash - Note 3	(56)	(33)	(166)	(100)	(5,263)
Acquisition of marketable securities	(34)	(12)	(242)	(32)	(433)
Proceeds from sale of marketable securities	45	—	156	51	503
Additions to mineral properties, net of cost recoveries	(873)	(482)	(1,599)	(1,057)	(6,950)
Acquisition of mineral property - Note 4	—	—	(1,269)	(1,613)	(8,205)
Additions to plant and equipment	(42)	(6)	(119)	(20)	(1,916)
Proceeds on disposal of plant and equipment	—	—	—	10	264
Net cash used in investing activities	(960)	(533)	(3,239)	(2,761)	(22,000)

Cash flows from financing activities:
Net proceeds from private placements - Note 7	—	7,245	3,184	7,245	25,026
Proceeds from exercise of warrants - Note 7	763	—	22,390	373	32,115
Proceeds from exercise of stock options - Note 7	319	—	798	25	1,930
Net cash provided by financing activities	1,082	7,245	26,372	7,643	59,071

Net increase/(decrease) in cash and cash equivalents	(991)	5,755	19,874	2,106	21,227

Cash and cash equivalents, beginning of period	22,892	2,267	2,027	5,916	674

Cash and cash equivalents, end of period	$21,901	$8,022	$21,901	$8,022	$21,901

Supplemental cash flow information - Note 11

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

(U.S. dollars unless specified otherwise)

1.                                      General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of September 30, 2006, and for the three-month and nine-month periods ended September 30, 2006, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 13, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

3.                                      Restricted cash

The Corporation has pledged cash as collateral totalling $5.3 million to the U.S. Bureau of Land Management, Nevada State Office, to cover increased reclamation cost estimates at the Hycroft mine (Note 10).  During the nine months ended September 30, 2006, the Corporation earned interest of $166,074 on the restricted cash account.

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

As part of the agreements, Vista Australia agreed to pay Pegasus, AU $1.0 million (USD $739,600) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory’s costs of management and operation of the Mt. Todd site up to a maximum of approximately AU $375,000 (approximately $277,500) during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years.  Additionally, the Corporation agreed to issue common shares with a value of CDN $1.0 million (amounting to 177,053 common shares valued at $877,466) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production.  During March 2006, the Corporation transferred $1,021,322 to an escrow account.  The amount represented the $739,600 purchase price (AU $1.0 million), the $100,000 finder’s fee that the Corporation agreed to pay to Prime Corporate Finance Pty Limited in connection with the transaction, $131,525 (AU $177,837) in back rents and $50,197 (AU $69,048) for stamp duty assessments in order to register the title in Vista Australia’s name.  During June 2006, the transactions contemplated under the agreements were completed and the funds held in escrow were released to the ultimate vendors and the common shares were issued to the JAAC.

As the acquisition of the Mt. Todd gold mine did not meet the definition of a business under the Emerging Issues Committee Abstract No. 124, “Definition of a Business,” the Corporation has accounted for the acquisition as a purchase of net assets with the consideration issued assigned as follows:

Purchase Price:
Cash	$739,600
Common stock	877,466
Acquisition costs	528,600
$2,145,666

Assets acquired:
Mineral properties	$2,145,666

Net assets acquired	$2,145,666

As of September 30, 2006, the consolidated capitalized mineral property costs for the Mt. Todd gold mine were $2,458,115.

5.                                      Mineral properties

	2005	2006
	December 31,	Acquisition	Option	Exploration &			Year to date	September 30,
(U.S. dollars in thousands)	net balance	costs	payments	land costs	Cost recovery	Write-offs	activity	ending balance
Maverick Springs, United States	$1,183	$—	$—	$477	$(247)	$—	$230	$1,413
Mountain View, United States	805	—	25	23	—	—	48	853
Long Valley, United States	418	—	200	20	—	—	220	638
Wildcat, United States	998	—	—	19	—	—	19	1,017
Hasbrouck and Three Hills, United States	375	—	—	11	—	—	11	386
Yellow Pine, United States	395	—	—	56	—	—	56	451
Paredones Amarillos, Mexico	3,117	—	—	87	—	—	87	3,204
Guadalupe de los Reyes, Mexico	1,131	—	100	15	—	—	115	1,246
Amayapampa, Bolivia	10,326	—	—	—	—	—	—	10,326
Awak Mas, Indonesia	1,837	—	—	463	—	—	463	2,300
F.W. Lewis, Inc. Properties, United States	3,024	—	—	33	(81)	—	(48)	2,976
Hycroft Royalty, United States	3,500	—	—	—	—	—	—	3,500
Mt. Todd, Australia - Note 4	—	2,146	—	312	—	—	2,458	2,458
Other	50	—	—	86	—	—	86	136
	$27,159	$2,146	$325	$1,602	$(328)	$—	$3,745	$30,904

On July 21, 2006, the Corporation and Hatton Capital Corporation (“Hatton”) entered into a letter of intent dated July 20, 2006 pursuant to which Hatton would acquire three of the Corporation’s fully amortized mineral exploration properties located in Manitoba and Ontario, Canada, for consideration of 1,000,000 Hatton common shares to be issued at a deemed price of CDN $0.375 per share for an aggregate value of CDN $375,000 (approximately $328,515). On September 11, 2006 the Corporation completed the transaction. On October 6, 2006, 100,000 shares were issued to the Corporation.  Pursuant to the agreement with Hatton, the remaining 900,000 shares are held in escrow and 15% of the remaining share balance will be issued every six months over a three year period.

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

Measurement Uncertainty

The Corporation believes that the fair value of its mineral properties exceeds the carrying value, however, a write-down in the carrying values of the Corporation’s properties may be required as a result of independent evaluation of gold resources and application of a ceiling test which is based on estimates of gold resources and application of a ceiling test which is based on estimates of gold resources and gold prices.

6.             Plant and equipment

	September 30, 2006			December 31, 2005
		Accumulated			Accumulated
		Depreciation and			Depreciation and
(U.S. dollars in thousands)	Cost	Write-downs	Net	Cost	Write-downs	Net

Hycroft mine, United States	$11,971	$10,944	$1,027	$11,971	$10,801	$1,170
F.W. Lewis, Inc. Properties, United States	31	14	17	31	13	18
Awak Mas, Indonesia	77	19	58	—	—	—
Mt. Todd, Australia	19	—	19	—	—	—
Corporate, United States	418	389	29	401	370	31
	$12,516	$11,366	$1,150	$12,403	$11,184	$1,219

7.                                      Capital stock

Common Shares issued and outstanding

	Number of	Capital stock
	shares issued	($ 000’s)
As of December 31, 2005	20,785,262	$158,575

Private placement February 2006, net	649,684	3,184
Warrants exercised from February 2003 private placement - Note 8	196,000	768
Warrants exercised from September 2004 private placement - Note 8	245,716	1,167
Warrants exercised from September 2005 private placement - Note 8	4,000	16
Exercise of stock options, cash - Note 9	80,625	293
Exercise of stock options, fair value - Note 9	—	169

Issued during the three months ended March 31, 2006	1,176,025	5,597

As of March 31, 2006	21,961,287	164,172

Warrants exercised from February-March 2002 private placement - Note 8	1,244,638	1,867
Warrants exercised from February 2003 private placement - Note 8	751,000	3,214
Warrants exercised from September 2004 private placement - Note 8	1,708,240	8,114
Warrants exercised from September 2005 private placement - Note 8	1,580,812	6,481
Exercise of stock options, cash - Note 9	43,000	186
Exercise of stock options, fair value - Note 9	—	123
Shares issued for acquisition of gold properties - Note 4	177,053	877

Issued during the three months ended June 30, 2006	5,504,743	20,862

As of June 30, 2006	27,466,030	185,034

Warrants exercised from February-March 2002 private placement - Note 8	30,328	45
Warrants exercised from September 2005 private placement - Note 8	175,000	718
Exercise of stock options, cash - Note 9	93,000	319
Exercise of stock options, fair value - Note 9	—	177

Issued during the three months ended September 30, 2006	298,328	1,259

As of September 30, 2006	27,764,358	$186,293

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

On June 23, 2006, the United States Securities and Exchange Commission (the “SEC”) declared effective a registration statement on Form S-3 filed under the United State Securities Act of 1933 for registration for resale of 1,091,737 common shares, including the common shares issued, as well as those to be issued on exercise of warrants, in connection with the private placement.

8.                                      Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

						Weighted			Weighted
						average			average
	Warrants	Valuation	Warrants	Warrants	Warrants	exercise prices			remaining
	granted(1)(3)	($000’s)	exercised	expired	outstanding	(U.S. $)		Expiry date	life (yrs)

As of December 31, 2005	11,375,828	401	(4,157,921)	(320,663)	6,897,244	$3.66

Private placement February 2006	649,684	—	—	—	649,684	6.00		Feb-08	1.8
Private Placement February 2003	—	—	(196,000)		(196,000)	3.92	(2)	Feb-07	0.9
Private Placement September 2004	—	—	(245,716)	—	(245,716)	4.75		Sep-06	1.5
Private Placement September 2005	—	—	(4,000)	—	(4,000)	4.10		Sep-07	1.5

As of March 31, 2006	12,025,512	401	(4,603,637)	(320,663)	7,101,212	$3.87			1.1

Private Placement February-March 2002	—	—	(1,244,638)	—	(1,244,638)	$1.50		Feb - Mar-07	0.7
Private Placement February 2003	—	—	(751,000)	—	(751,000)	$4.28	(2)	Feb-07	0.7
Private Placement September 2004	—	—	(1,708,240)	(12,500)	(1,720,740)	$4.75		Sep-06	0.2
Private Placement September 2005	—	—	(1,580,812)	—	(1,580,812)	$4.10		Sep-07	1.2

As of June 30, 2006	12,025,512	401	(9,888,327)	(333,163)	1,804,022	$4.27			1.3

Private Placement February-March 2002	—	—	(30,328)	—	(30,328)	$1.50		Feb - Mar-07	0.5
Private Placement September 2005	—	—	(175,000)	—	(175,000)	$4.10		Sep-07	1.0

As of September 30, 2006	12,025,512	401	(10,093,655)	(333,163)	1,598,694	$4.35			1.2

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

The fair value of stock options granted to employees and directors was estimated at the grant date using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005
Expected volatility	60%	80%
Risk-free interest rate	4.55% - 4.91%	3.99%
Expected lives (years)	5	5
Dividend yield	N/A	N/A

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

A summary of option activity under the Plan as of September 30, 2006, and changes during the period then ended is set forth in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value	Fair Value
	Shares	($ USD)	Term	($000)	($000)
Outstanding - December 31, 2005	950,625	$3.76			$1,939

Granted	10,000	5.05			14
Exercised	(80,625)	3.64			(169)
Forfeited	(7,500)	4.29			(21)
Expired	(10,000)	3.98			(5)
Vested, Fair Value	—	—			25

Outstanding - March 31, 2006	862,500	$3.78	2.67	$1,743	$1,783

Exercisable - March 31, 2006	822,500	$3.76	2.57	$1,680	$1,783

Exercised	(43,000)	4.32			(123)
Vested, Fair Value	—	—			27

Oustanding - June 30, 2006	819,500	$3.75	2.38	$4,588	$1,687

Exercisable - June 30, 2006	784,500	$3.72	2.29	$4,415	$1,687

Granted	220,000	9.53			520
Exercised	(93,000)	3.43			(177)
Vested, Fair Value	—	—			69

Outstanding - September 30, 2006	946,500	$5.13	2.81	$4,727	$2,099

Exercisable - September 30, 2006	791,500	$4.49	2.44	$4,458	$2,099

The total number of options outstanding at the end of the quarter is 946,500 with exercise prices ranging from approximately $1.96 to $9.73 and remaining lives of 0.1 to 5.0 years.  The total number of options outstanding represents 3.4% of issued capital.

Compensation expense with fair values of $68,692 and $120,985, respectively, was recognized during the three and nine months ended September 30, 2006, for options previously granted and vesting over time. During the three and nine month periods in 2005, compensation expense with fair values of $76,719 and $249,370 was recognized for options previously granted and vesting over time.

Under the Plan, 220,000 stock options, of which 60,000 will vest over a period of three years (20,000 in each year) and 160,000 will vest over a period of two years (80,000 in each year), were granted to employees and directors of the Corporation during the three-month period ended September 30, 2006.  The fair value of the 100,000 options immediately vested has been recorded as a non-cash compensation expense of $520,170.  The weighted-average grant date fair value of the 220,000 options granted during the three months ended September 30, 2006 was $5.32.  There were no options granted during the same period in 2005.  In addition to the 220,000 options granted during the three month period ended September 30, 2006, 10,000 stock options, vesting over a period of two years (5,000 in each year), were granted to an employee of the Corporation during the nine-month period.  The fair value of the 5,000 options immediately vested has been recorded as a non-cash compensation expense of $14,060.  The weighted-average grant date fair value of the 10,000 options was $2.81.  During the nine month period in 2005, 10,000 stock options, vesting over a period of two years (5,000 in each year), were granted to an employee of the Corporation.  The weighted-average grant date fair value of the 10,000 stock options granted during the period ended September 30, 2005 was $2.03.

During the respective three and nine months ended September 30, 2006, 93,000 and 216,625 options were exercised with aggregate intrinsic values of $622,480 and $1,394,589.  During the same three month period in 2005, there were no options exercised and during the same nine month period in 2005, 7,858 options were exercised with an aggregate intrinsic value of $3,008.

As set forth in the above table, no options expired during the three-month period ended September 30, 2006 and during the nine-month period ended September 30, 2006, 10,000 options expired.  Included in the 10,000 options that expired were 7,500 options that were granted in November 2005 to an employee of the Corporation and had a recorded fair-value of $21,264 which was reclassified to contributed surplus following expiration and 2,500 options that were granted in March 1999 and that did not have a fair-value associated with them as they were granted prior to 2002.

As to the 7,500 stock options that were forfeited, $5,316 had originally been recorded as an expense and an addition to stock options and with the cancellation, these entries have been reversed, accordingly.

A summary of the status of the Corporation’s unvested stock options as of September 30, 2006, and changes during the period then ended, is set forth below:

		Weighted-
		Average Grant
	Number of	Date Fair
	Shares	Value ($ USD)

Unvested - December 31, 2005	42,500	$2.75

Granted	5,000	2.81
Forfeited	(7,500)	2.84

Unvested - March 31, 2006	40,000	$2.74

Vested	(5,000)	2.03

Unvested - June 30, 2006	35,000	$2.84

Granted	120,000	$5.32

Unvested - September 30, 2006	155,000	$4.76

As of September 30, 2006, there was $337,289 of unrecognized compensation expense related to the unvested portion of options outstanding.  This expense is expected to be recognized over a weighted-average period of 0.4 years.

10.                               Commitments and contingencies

The Corporation is required to provide financial assurance of $6.8 million in respect of reclamation and site closure obligations at the Hycroft mine.  The Corporation has been requested to pledge collateral totalling $5.3 million to provide this bonding (Note 3).  During 2004, the Corporation reached an agreement for a new bond package as previously reported.

11.                               Supplemental cash flow information

There were no significant non-cash transactions during the three-month period ended September 30, 2006.  During the nine months ended September 30, 2006, the Corporation issued 177,053 common shares as partial consideration for the purchase of the Mt. Todd gold mine (Note 4).

12.                               Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in North America, South America, Indonesia and Australia.  Substantially all related costs are incurred in the United States. The Corporation reported no revenues in the three-month or nine-month periods ended September 30, 2006, or for the same periods in 2005.  Geographic segmentation of capital assets is provided in Notes 5 and 6.

13.                               Differences between Canadian and United States generally accepted accounting principles

The Corporation prepares its financial statements in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States.  The significant measurement differences between generally accepted accounting principles (“GAAP”) in Canada and in the United States, as they relate to these financial statements, are as follows:

(a)                               In accordance with U.S. GAAP, exploration, mineral property evaluation, holding costs, option payments and related acquisition costs for mineral properties acquired under an option agreement are expensed as incurred.  When proven and probable reserves are determined for a property and a bankable feasibility study is completed, then subsequent exploration and development costs on the property would be capitalized.   Total capitalized cost of such properties are measured periodically for recoverability of carrying value under SFAS No. 144.  Under Canadian GAAP, all such costs are permitted to be capitalized.

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

(d)                               In accordance with U.S. GAAP (SFAS No. 123R), the fair value of all options granted after January 1, 2006 is calculated at the date of grant and expensed over the expected vesting period.  On transition to this new standard, the unvested portion of options granted to employees before January 1, 2006 is expensed over the remaining vesting period using the fair value on the date of grant.  Prior to January 1, 2006, the Corporation did not record any compensation cost on the granting of stock options to employees and directors as the exercise price was equal to or greater than the market price at the date of grants for U.S. GAAP purposes under APB Opinion No. 25.  SFAS No. 123R essentially aligns U.S. GAAP with Canadian GAAP for accounting for stock based compensation.

The significant measurement differences in the consolidated statements of loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

					Cumulative
	Three Months Ended		Nine Months Ended		during
	September 30,		September 30,		Exploration
(U.S. dollars in thousands, except share data)	2006	2005	2006	2005	Stage
Net loss – Canadian GAAP	$(1,361)	$(970)	$(3,395)	$(3,378)	$(18,423)
Realized loss on marketable securities	—	—	—	—	(85)
Unrealized gain on marketable securities	—	—	—	—	85
Exploration, property evaluation and holding costs (a)	(882)	(482)	(1,680)	(1,057)	(5,164)
Financing costs	—	—	—	—	(222)
Stock-based compensation expense (d)	—	76	(4)	249	1,142
Beneficial conversion feature	—	—	—	—	(2,774)
Net loss – U.S. GAAP	(2,243)	(1,376)	(5,079)	(4,186)	(25,441)
Unrealized gain on marketable securities (b)	211	74	371	22	467
Comprehensive loss – U.S. GAAP	$(2,032)	$(1,302)	$(4,708)	$(4,164)	$(24,974)
Basic and diluted loss per share – U.S. GAAP	$(0.07)	$(0.07)	$(0.19)	$(0.23)

The significant measurement differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

					Cumulative
	Three Months Ended		Nine Months Ended		during
	September 30,		September 30,		Exploration
(U.S. dollars in thousands)	2006	2005	2006	2005	Stage
Cash flows from operating activities:
Loss for the period	$(1,361)	$(970)	$(3,395)	$(3,378)	$(18,423)
Adjustments to reconcile loss for the period to cash used in operations:
Non-cash items	683	164	926	491	4,256
Additions to mineral properties, net (a)	(882)	(482)	(1,680)	(1,057)	(5,164)
Change in operating assets and liabilities:	(435)	(150)	(790)	112	(1,677)
Net cash used in operating activities	(1,995)	(1,438)	(4,939)	(3,832)	(21,008)

Cash flows from investing activities:	(960)	(534)	(3,239)	(2,762)	(22,000)
Additions to mineral properties, net (a)	882	482	1,680	1,057	5,164
Net cash used in investing activities	(78)	(52)	(1,559)	(1,705)	(16,836)

Cash flows from financing activities:	1,082	7,245	26,372	7,643	59,071
Net cash provided by financing activities	1,082	7,245	26,372	7,643	59,071

Net increase/(decrease) in cash and cash equivalents	(991)	5,755	19,874	2,106	21,227
Cash and cash equivalents, beginning of period	22,892	2,267	2,027	5,916	674
Cash and cash equivalents, end of period	$21,901	$8,022	$21,901	$8,022	$21,901

The significant measurement differences in the consolidated balance sheets as at September 30, 2006, and December 31, 2005, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30, 2006			December 31, 2005
	Per Cdn.	Cdn./U.S.	Per U.S.	Per Cdn.	Cdn./U.S.	Per U.S.
(U.S. $ 000’s)	GAAP	Adj.	GAAP	GAAP	Adj.	GAAP
Current assets (b)	$24,017	467	$24,484	$3,094	$96	$3,190
Restricted cash	5,263	—	5,263	5,097	—	5,097
Property, plant and equipment (a)	33,395	(12,950)	20,445	29,808	(11,270)	18,538
Total assets	$62,675	$(12,483)	$50,192	$37,999	$(11,174)	$26,825

Current liabilities	631	—	631	452	—	452
Long term liabilities	4,137	—	4,137	4,144	—	4,144
Total liabilities	4,768	—	4,768	4,596	—	4,596

Capital stock (c,d)	186,293	75,793	262,086	158,575	76,262	234,837
Special warrants	—	222	222	—	222	222
Warrants and options(d)	2,500	(1,076)	1,424	2,340	(1,570)	770
Contributed surplus (c,d)	253	5,526	5,779	232	5,547	5,779
Other comprehensive income (b)	—	467	467	—	96	96
Deficit (a,b,c,d)	(131,139)	(93,415)	(224,554)	(127,744)	(91,731)	(219,475)
Total shareholders’ equity	57,907	(12,483)	45,424	33,403	(11,174)	22,229

Total liabilities & shareholders’ equity	$62,675	$(12,483)	$50,192	$37,999	$(11,174)	$26,825

In July 2006, the FASB issued interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” regarding accounting for, and disclosure of, uncertain tax positions.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  The Corporation is currently evaluating the impact this Interpretation will have on its results and financial position.

14.                               Related party transactions

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc. (“SSRI”) an option to acquire the Corporation’s interest in the silver mineralized material hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director.  Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, and SSRI was to pay the Corporation $1.5 million over four years, of which $949,823 was paid to the Corporation in 2003, $428,481 in 2004 and $144,285 in 2005, completing the $1.5 million obligation.  Since SSRI has satisfied the $1.5 million obligation, all costs incurred for Maverick Springs are now being shared by the two corporations as stated below.  SSRI and the Corporation have formed a committee to jointly manage exploration of the Maverick Springs project.  The Corporation is the operator and has a 45% vote on the committee, and SSRI has a 55% vote.  Since SSRI has completed its $1.5 million in payments, future costs will be shared by the two corporations on the same ratio as established for operation of the management committee:  Vista Gold 45%/SSRI 55%.  Included in current assets is a receivable amount due from SSRI in the amount of $247,102 to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

Entry into Arrangement and Merger Agreement for Proposed Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescios

As previously reported, on September 22, 2006, the Corporation entered into an Arrangement and Merger Agreement with Carl Pescio, Janet Pescio and the Corporation’s wholly-owned subsidiary, Allied Nevada Gold Corp. (“Allied Nevada”), pursuant to which the parties agreed to undertake a transaction that would result in the transfer of the Corporation’s Nevada-based mining properties and related assets into Allied Nevada and the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all to be carried out pursuant to an arrangement under the provisions of the Business Corporations Act (Yukon Territory) (the “Arrangement”).

Pursuant to the Arrangement Agreement, among other things:

·                  The Corporation will reorganize its business to split certain Nevada mining properties and related assets (the “Vista Nevada Assets”) from its other properties and related assets;

·                  The Corporation will ensure that all of the Vista Nevada Assets are held by its wholly-owned subsidiary, Vista Gold Holdings Inc. (“Vista U.S.”) or subsidiaries wholly-owned by Vista U.S. and subsequently transfer all issued and outstanding shares of Vista U.S. and $25 million in cash to Allied Nevada in return for the number of common shares of Allied Nevada equal to 27,500,000 less the number of Option Shares (as defined in the Arrangement and Merger Agreement); and

·                  The Pescios will transfer their interests in certain Nevada mining properties and related assets (the “Pescio Nevada Assets”) to Allied Nevada Gold Holdings LLC, a limited liability company incorporated under the laws of Nevada with Allied Nevada as its sole member, in return for 12,000,000 common shares of Allied Nevada and $15 million in cash from Allied Nevada.

Concurrently with these transfers, the Corporation’s shareholders will exchange each of their Vista Gold common shares for (a) one of a newly created class of Vista Gold common shares which has the same rights and restrictions as a Vista Gold common share, and (b) a pro rata portion of (i) the number of common shares of Allied Nevada (“Allied Nevada Shares”) received by the Corporation as part of the Arrangement less (ii) the number of Allied Nevada Shares retained by the Corporation to facilitate the payment of any taxes payable in respect of the Arrangement. In addition, holders of options to acquire Vista Gold common shares will exchange their Vista Gold options for options to acquire Allied Nevada Shares and options to acquire newly created Vista Gold common shares and holders of warrants of Vista Gold will have their warrants adjusted in accordance with the terms of the warrants.

Completion of the transaction remains subject to a number of conditions, including receipt of all required court, shareholder, regulatory and third party approvals and certain other customary conditions. These conditions also include the requirement for the Corporation to complete a public equity financing that raises proceeds of not less than $25 million. The purpose of this funding is to provide the initial funding for Allied Nevada.  See “Public Offering of Common Shares” below.

The Corporation’s securityholders will be asked to approve matters relating to the transaction at a meeting currently scheduled for November 16, 2006. Subject to receipt of the required approvals and the satisfaction of certain other conditions, the transaction is currently expected to close in late November 2006 or in December 2006. On October 20, 2006, the Corporation filed with the Securities and Exchange Commission (the “SEC”) a definitive proxy statement on Schedule 14A with respect to the Special Meeting at which the Corporation’s securityholders will vote on these matters.

15.                               Subsequent events

Public offering of common shares

On October 4, 2006, the SEC declared effective a shelf registration statement which will permit the Corporation to offer and sell up to 4,000,000 of the Corporation’s common shares for anticipated gross proceeds of between $25 and $32 million. On October 2, 2006, the Corporation filed with the securities regulatory authorities in the provinces of British Columbia, Alberta, Manitoba and Ontario, Canada, a final short form base shelf prospectus which will permit the Corporation to offer for sale, from time to time, the Corporation’s common shares having an aggregate offering price of up to $32 million during the 25-month period that the short form base shelf prospectus, including any amendments thereto, remains valid.

On October 30, 2006, the Corporation entered into an agency agreement with Sprott Securities (U.S.A.) Limited, Sprott Securities Inc., Griffiths McBurney Corp. and GMP Securities L.P. (collectively, the “Agents”) relating to a public offering (the “Offering”) of a minimum of $25 million and a maximum of $32 million of its common shares at a price to the public of $8.50 per share. In the Offering, which closed on November 7, 2006, the Corporation issued 3,668,100 of its common shares at a price to the public of $8.50 per share, resulting in net proceeds to the Corporation of approximately $29.6 million after payment of Agents’ fees but excluding estimated offering expenses.  The Corporation also issued, as additional consideration to the Agents, compensation warrants entitling the Agents to purchase an aggregate of 183,405 common shares of the Corporation at a price of $8.50 per share for a period of two years following the closing date.  All of the shares were offered on a best efforts agency basis pursuant to the above effective shelf registration statement previously filed with the SEC.  As discussed above, the Corporation had also previously filed a base shelf prospectus with the securities regulatory authorities in the provinces of British Columbia, Alberta, Manitoba and Ontario, Canada in connection with the Offering.

The Corporation expects to use the proceeds of the Offering to finance the previously-announced transaction involving the transfer of the Corporation’s Nevada-based properties into Allied Nevada and the acquisition by Allied Nevada of the Nevada-based mining assets of Carl and Janet Pescio, and for general working capital and general corporate purposes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(U.S. dollars in thousands, unless specified otherwise)

Management’s discussion and analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. for the three and nine months ended September 30, 2006 has been prepared based on information available to us as of November 10, 2006.  MD&A should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2005 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada.  Reference should be made to Note 18 to the consolidated financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements.  All amounts stated herein are in U.S. dollars, unless otherwise noted.

Results from Operations

Our consolidated net loss for the three-month period ended September 30, 2006, was $1.4 million or $0.05 per share compared to a consolidated net loss of $1.0 million or $0.05 per share for the same period in 2005.  Our consolidated net loss for the nine-month period ended September 30, 2006 was $3.4 million or $0.14 per share level with a consolidated net loss of $3.4 million or $0.19 per share for the same period in 2005. The three-month period increase in the consolidated loss of $0.4 million is primarily the result of increased stock-based compensation expense of $0.5 million.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $501,000 during the three-month period ended September 30, 2006, compared with $472,000 for the same period in 2005.  The principal variances from the comparative three-month period in 2005 are as follows:

·                  A decrease in general development costs of $79,351;

·                  A decrease in holding costs for the Paredones Amarillos Project of $16,857;

·                  An increase in holding costs at the Hycroft mine of $29,796;

·                  An increase in holding costs at the Amayapampa mine of $31,024; and

·                  An increase in holding costs for the Awak Mas Project of $41,908.

As well, we incurred holding costs of $12,117 and $9,809, with respect to the Mt. Todd gold mine and the F.W. Lewis, Inc. properties, neither of which were among our property holdings in the 2005 period.

Exploration, property and holding costs increased slightly to $1,410,000 during the nine-month period ended September 30, 2006, approximately level with $1,391,000 for the same period in 2005.  The principal variances from the comparative nine-month period in 2005 are as follows:

·                  A decrease in general development costs of $328,163;

·                  A decrease in holding costs for the Paredones Amarillos Project of $51,144;

·                  An increase in holding costs at the Hycroft mine of $104,870;

·                  An increase in holding costs at the Amayapampa mine of $90,174; and

·                  An increase in holding costs for the Awak Mas Project of $139,238.

As well, we incurred holding costs of $18,847 and $45,200, with respect to the Mt. Todd gold mine and the F.W. Lewis, Inc. properties, neither of which were among our property holdings in the 2005 period.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $598,000 during the three-month period ended September 30, 2006, compared to $410,000 for the same period in 2005.  The increase of $188,000 reflects primarily costs incurred of $61,806 for an outside consultant assisting us with our compliance with internal control over financial reporting and related requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and increased audit and tax fees of $157,822.

Corporate administration and investor relations costs increased to $1,917,000 during the nine-month period ended September 30, 2006, compared to $1,756,000 for the same period in 2005.  The principal variances pertaining to the comparative nine-month period in 2005 are as follows:

·                  During the nine months ended September 30, 2006, we paid $133,298 to an outside consultant, to assist us with our compliance with internal control over financial reporting and related requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

·                  During the nine months ended September 30, 2006, we expensed loan fees of $79,781 that were held as prepaid items as of December 31, 2005.  These loan fees were associated with the non-binding term sheet for a Bridge Credit Facility that we had entered into in December 2005.

Depreciation and amortization

Depreciation and amortization expense increased to $72,000 during the three-month period ended September 30, 2006, compared to $56,000 for the same period in 2005.  Depreciation and amortization expense increased to $181,000 for the six-month period ended September 30, 2006, compared to $169,000 for the same period in 2005.  The increase of $16,000 for the three-month period was the result of an increase in capital assets at the Awak Mas project that became subject to depreciation during the third quarter of 2006.  The increase of $12,000 for the nine-month period was due in part to the same reason as the three-month period increase, but also included a decrease of $7,000 resulting from assets at the Hycroft mine becoming fully depreciated and an increase of $3,000 due to capital expenditures in December 2005 that first became subject to depreciation in January 2006.

Stock-based compensation

Stock-based compensation increased to $589,000 for the three-month period ended September 30, 2006, compared to $76,000 for the same period in 2005. The increase of $513,000 is due to the following:

·                  During the three months ended September 30, 2006, 220,000 stock options were issued to employees and directors of Vista Gold Corp. which resulted in an increase to stock compensation expense of $520,170 for the immediately vested portion.  There were no stock options issued during the same period in 2005.

·                  During the three months ended September 30, 2006 compensation expense associated with stock options issued in prior periods was $68,692 as compared to $76,719 for the same period in 2005.

Stock-based compensation increased to $650,000 for the nine-month period ended September 30, 2006, compared to $249,000 for the same period in 2005.  The increase of $401,000 is mostly due to the 220,000 stock options issued during the three months ended September 30, 2006, mentioned above.  Also, during the nine months ended September 30, 2006, compensation expense associated with stock options issued in prior periods was $120,985 as compared to $242,084 for the same period in 2005.

Other income and expense

Gain on disposal of marketable securities

For the nine-month period ended September 30, 2006, we realized a gain of $8,000 on the disposal of marketable securities, There was no comparable gain for the same period in 2005.  The gain resulted from the sale of securities that had a book value of $36,830.  For the nine-month period ended September 30, 2006, we realized a gain of $62,000 on the disposal of marketable securities, compared to $16,000 for the same period in 2005.  The gain resulted from the sale of securities that had a book value of $94,098.

At September 30, 2006, we held marketable securities available for sale with a book value of $641,407 and a quoted market value of $1,108,694.  We purchased the securities for investing purposes with the intent to hold the securities until such time that it would be advantageous to sell the securities at a gain.  Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment.

Interest income

During the three and nine-month periods ended September 30, 2006, we realized $345,000 and $667,000 in interest income as compared to $47,000 and $167,000 for the same three and nine-month periods in 2005.  The respective increases of $298,000 and $500,000 are the result of an increase in interest earned on our liquid savings account and the Hycroft restricted cash account, as follows:

·                  For the three-month period ended September 30, 2006, interest earned on our liquid savings account increased to $288,164 and interest earned on the Hycroft restricted cash account increased to $55,880.  During the same three-month period in 2005, interest of $15,376 was earned on our liquid savings account and $32,156 was earned on the Hycroft restricted cash account.

·                  For the nine-month period ended September 30, 2006, interest earned on our liquid savings account increased to $501,064 and interest on the Hycroft restricted cash account increased to $163,960.  During the same six-month period in 2005, interest of $68,257 was earned on our liquid savings account and $98,685 was earned on the Hycroft restricted cash account.

For both the three and nine-month periods, the increased interest earned on our liquid savings account can be attributed to higher cash balances that became available to be invested during the 2006 periods, resulting from approximately $3.2 million raised during the February 2006 private placement, $22.4 million raised from residual warrant exercises from 2002, 2003, 2004 and 2005 private placements and $0.8 million raised from stock option exercises.  Also, for both the three and nine-month periods, the increased interest earned on the Hycroft restricted cash account was the result of higher interest rates for the 2006 periods as compared to the same periods in 2005.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $1,113,000 for the three-month period ended September 30, 2006, compared to $957,000 for the same period in 2005.  The increase of $156,000 for the three-month period can be attributed to an increased consolidated net loss of $391,000, an increase in cash used for accounts receivable of $102,000 and an increase in supplies inventory, prepaids and other of $536,000, partially offset by an aggregate increase of non-cash items of $519,000 and a reduction in accounts payable of $354,000.

Cash used in operations was $3,259,000 for the nine-month period ended September 30, 2006, compared to $2,776,000 for the same period in 2005.  The increase of $483,000 for the nine-month period can be attributed to an increased consolidated net loss of $17,000, an increase in cash used for accounts receivable of $455,000 and an increase in supplies inventory, prepaids and other of $613,000, partially offset by an aggregate increase of non-cash items of $435,000 and a reduction of accounts payable of $164,000.

For both the three and nine month periods, the increase in supplies and prepaid expenses is mostly due to costs of $727,995 incurred in connection with the proposed Arrangement (see – “Other - Entry into Arrangement and Merger Agreement for Proposed Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescios”).  Of those costs, $200,000 was for a payment made to the Pescios for a good-faith option payment and the remainder consisted of legal, accounting and other related costs.  Once the transaction is complete, these expenses will offset any gain on the transaction.  For both the three and nine-month periods, the increase in cash used for accounts receivable is due, in part, to our expenditures relating to an exploration program that we are undertaking at the Maverick Springs project.  Since Silver Standard Resources Inc. (“SSRI”) is to reimburse us for 55% of our exploration expenditures for Maverick Springs, we record these expenditures as accounts receivable pending reimbursement by SSRI.

For both the three and nine-month periods, the aggregate increase of non-cash items is mostly due to the issuance of stock options to employees and directors of the Corporation during the third quarter 2006 (see Note 9).

Investing activities

Net cash used for investing activities increased to $960,000 for the three-month period ended September 30, 2006, compared to $533,000 for the same period in 2005.  Net cash used for investing activities increased to $3,239,000 for the nine-month period ended September 30, 2006, compared to $2,761,000 for the same period in 2005.  The respective increases of $427,000 and $478,000 from the three and nine-month periods are primarily due to increases in capital expenditures for our mineral properties which are primarily the result of an exploration program that we are undertaking at the Maverick Springs project and an option payment that was made in August for the Guadalupe de los Reyes project.  Also during the three and nine-month periods, plant and equipment expenditures increased, which was mostly due to an increase in purchases at the Awak Mas project.

Financing activities

Net cash provided by financing activities was $1,082,000 in the three-month period ended September 30, 2006 compared to $7,245,000 for the same period in 2005.  For the 2006 period, warrant exercises provided cash of $763,000 and stock option exercises provided cash of $319,000.  All proceeds raised during the 2005 three-month period were from the September 2005 private placement (see below).

Net cash provided by financing activities was $26,372,000 for the nine-month period ended September 30, 2006 compared to $7,643,000 for the same period in 2005.  For the 2006 period, a private placement financing completed in February 2006 provided net cash proceeds of $3,184,000, warrant exercises provided cash of $22,390,000 and stock option exercises provided cash of $798,000.  The amounts raised in the 2005 nine-month period were from a private placement financing completed in September 2005 that provided net cash proceeds of $7,245,000, and from exercises of warrants in the amount of $373,000 and exercises of stock options in the amount of $25,000.

Liquidity and Capital Resources

At September 30, 2006, our total assets were $62.7 million compared to $38.0 million at December 31, 2005, representing an increase of $24.7 million.  At September 30, 2006, we had working capital of $23.4 million compared to $2.6 million at December 31, 2005, representing an increase of $20.8 million.  This increase is primarily attributable to an increase in our cash balance due to warrant exercises resulting from the acceleration of the expiry of warrants issued in connection with the February 2003 and September 2004 private placements (see Consolidated Financial Statements – Note 8).

The principal component of working capital at both September 30, 2006 and December 31, 2005, is cash and cash equivalents of $21.9 million and $2.0 million, respectively.  Other components include marketable securities (September 30, 2006 - $641,000; December 31, 2005 – 468,000), supplies inventory, prepaids and other (September 30, 2006 - $1,098,000; December 31, 2005 - $481,000) and other liquid assets (September 30, 2006 - $377,000; December 31, 2005 - $118,000).  At September 30, 2006, the Corporation had no outstanding debt to banks or financial institutions.

Other

Entry into Arrangement and Merger Agreement for Proposed Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescios

As previously reported, on September 22, 2006, we entered into an Arrangement and Merger Agreement with Carl Pescio, Janet Pescio and our wholly-owned subsidiary, Allied Nevada Gold Corp. (“Allied Nevada”), pursuant to which the parties agreed to undertake a transaction that would result in our transfer of our Nevada-based mining properties and related assets into Allied Nevada and the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all to be carried out pursuant to an arrangement under the provisions of the Business Corporations Act (Yukon Territory) (the “Arrangement”).

Pursuant to the Arrangement Agreement, among other things:

·                  Vista Gold will reorganize its business to split certain Nevada mining properties and related assets (the “Vista Nevada Assets”) from its other properties and related assets;

·                  Vista Gold will ensure that all of the Vista Nevada Assets are held by its wholly-owned subsidiary, Vista Gold Holdings Inc. (“Vista U.S.”) or subsidiaries wholly-owned by Vista U.S. and subsequently transfer all issued and outstanding shares of Vista U.S. and $25 million in cash to Allied Nevada in return for the number of common shares of Allied Nevada equal to 27,500,000 less the number of Option Shares (as defined in the Arrangement and Merger Agreement); and

·                  The Pescios will transfer their interests in certain Nevada mining properties and related assets (the “Pescio Nevada Assets”) to Allied Nevada Gold Holdings LLC, a limited liability company incorporated under the laws of Nevada with Allied Nevada as its sole member, in return for 12,000,000 common shares of Allied Nevada and $15 million in cash from Allied Nevada.

Concurrently with these transfers, our shareholders will exchange each of their Vista Gold common shares for (a) one of a newly created class of Vista Gold common shares which has the same rights and restrictions as a Vista Gold common share, and (b) a pro rata portion of (i) the number of common shares of Allied Nevada (“Allied Nevada Shares”) received by Vista Gold as part of the Arrangement less (ii) the number of Allied Nevada Shares retained by Vista Gold to facilitate the payment of any taxes payable in respect of the Arrangement. In addition, holders of options to acquire Vista Gold common shares will exchange their Vista Gold options for options to acquire Allied Nevada Shares and options to acquire newly created Vista Gold common shares and holders of warrants of Vista Gold will have their warrants adjusted in accordance with the terms of the warrants.

Completion of the transaction remains subject to a number of conditions, including receipt of all required court, shareholder, regulatory and third party approvals and certain other customary conditions. These conditions also include the requirement for Vista Gold to complete a public equity financing that raises proceeds of not less than $25 million. The purpose of this funding is to provide the initial funding for Allied Nevada.  See “Public Offering of Common Shares” below.

Our securityholders will be asked to approve matters relating to the transaction at a meeting currently scheduled for November 16, 2006. Subject to receipt of the required approvals and the satisfaction of certain other conditions, the transaction is currently expected to close in late November 2006 or in December 2006. On October 20, 2006, we filed with the Securities and Exchange Commission (the “SEC”) a definitive proxy statement on Schedule 14A with respect to the Special Meeting at which our securityholders will vote on these matters.

Appointment of Frederick H. Earnest as Senior Vice President, Project Development; Entry into Employment Agreement with Mr. Earnest

On September 26, 2006, we announced the appointment of Mr. Frederick H. Earnest as Senior Vice President, Project Development effective September 22, 2006.  His duties in this role will include advancing our projects toward production decisions, which will involve managing technical and feasibility studies, acquiring environmental permits, and negotiating with governmental officials and private landowners and stakeholders.  He has over 20 years’ experience in the mining industry, including management of engineering and technical services, general manager and, most recently, as President of Pacific Rim El Salvador, S.A. de C.V.  Mr. Earnest holds a B.S. in Mining Engineering from Colorado School of Mines.

Effective as of September 22, 2006, Vista Gold Corp. and our wholly-owned subsidiary Vista Gold (US) Inc. entered into an employment agreement with Mr. Earnest, pursuant to which Mr. Earnest will serve as Senior Vice President of Project Development of Vista Gold Corp. and of Vista Gold (US) Inc.   Under the terms of the employment agreement, Mr. Earnest will receive an annual base salary of $155,000 and other usual benefits.  As well, the Company granted Mr. Earnest a five-year option to purchase 100,000 common shares of the Company at an exercise price of $9.29 per share, with half of the underlying shares to vest on the grant date (September 22, 2006) and the remaining half to vest on the first anniversary of the grant date.   Mr. Earnest will be eligible to receive an annual bonus, in the sole discretion of the Board of Directors.  The employment agreement provides for a term ending on December 31, 2008, subject to annual review thereafter.  Pursuant to the terms of the employment agreement, in the event of a “fundamental change” in Mr. Earnest’s employment or termination of his employment without “just cause” (as such terms are defined or used in the employment agreement), Mr. Earnest will be entitled to continuation of his salary for six months after such fundamental change or termination.

Subsequent Events

Public offering of common shares

On October 4, 2006, the SEC declared effective a shelf registration statement which will permit us to offer and sell up to 4,000,000 of our common shares for anticipated gross proceeds of between $25 and $32 million. On October 2, 2006, we filed with the securities regulatory authorities in the provinces of British Columbia, Alberta, Manitoba and Ontario, Canada, a final short form base shelf prospectus which will permit us to offer for sale, from time to time, our common shares having an aggregate offering price of up to $32 million during the 25-month period that the short form base shelf prospectus, including any amendments thereto, remains valid.

On October 30, 2006, we entered into an agency agreement with Sprott Securities (U.S.A.) Limited, Sprott Securities Inc., Griffiths McBurney Corp. and GMP Securities L.P. (collectively, the “Agents”) relating to a public offering (the “Offering”) of a minimum of $25 million and a maximum of $32 million of our common shares at a price to the public of $8.50 per share.  In the Offering, which closed on November 7, 2006, we issued 3,668,100 of our common shares at a price to the public of $8.50 per share, resulting in net proceeds to us of approximately $29.6 million after payment of Agents’ fees but excluding estimated offering expenses.  We also issued, as additional consideration to the Agents, compensation warrants entitling the Agents to purchase an aggregate of 183,405 of our common shares at a price of $8.50 per share for a period of two years following the closing date.  All of the shares were offered on a best efforts agency basis pursuant to the above effective shelf registration statement previously filed with the SEC.  As discussed above, we had also previously filed a base shelf prospectus with the securities regulatory authorities in the provinces of British Columbia, Alberta, Manitoba and Ontario, Canada in connection with the Offering.

We expect to use the proceeds of the Offering to finance the previously-announced transaction involving the transfer of our Nevada-based properties into Allied Nevada and the acquisition by Allied Nevada of the Nevada-based mining assets of Carl and Janet Pescio, and for general working capital and general corporate purposes.

Filing of technical reports for various properties and a resource estimate for the Amayapampa Project, Bolivia

On October 18, 2006, we announced that, in connection with the preparation of a Management Information and Proxy Circular to be delivered to our securityholders for the meeting being held to approve matters relating to the previously announced proposed Arrangement transaction, we have filed updated technical reports, prepared in accordance with Canadian National Instrument 43-101, for six of the Nevada mineral properties to be transferred by us to Allied Nevada, and new NI 43-101 compliant technical reports for 19 of the 53 Nevada mineral properties in which the Pescios currently hold interests.  There has been no material change in the information contained in the updated technical reports for our existing Nevada properties from information disclosed in previous reports for those properties.

In addition, we have filed an updated scoping study containing a mineral resource analysis for the Amayapampa project that was completed on September 21, 2006 by GR Technical Services Ltd. of Calgary, Alberta and Giroux Consultants Limited of Vancouver, British Columbia in accordance with Canadian National Instruments 43-101.  The Amayapampa project is being purchased by Luzon Minerals Ltd. (“Luzon”) under terms and amended terms previously summarized in our 2005 annual report on Form 10-K.

Preliminary assessment results for the Yellow Pine Gold Project

On November 13, we released the results from a preliminary assessment at our Yellow Pine project in Valley County, Idaho, that is expected to be completed in November 2006, by Pincock Allen & Holt (“PAH”) of Lakewood, Colorado, in accordance with Canadian National Instrument 43-101 (“NI43-101”) standards under the direction of Richard Lambert, P.E. and Barton Stone, P.G., both independent qualified persons.

In undertaking the preliminary assessment, PAH considered the economic and technical parameters associated with development of the mineral resources by open-pit mining.  The study, based on PAH’s review of previous technical studies and their own work, determined the best treatment approach would be an on-site plant to produce a flotation concentrate that would be refined off-site.

As part of the preliminary assessment, PAH reviewed the mineral resources it had estimated in a report completed on November 17, 2003, under NI 43-101 standards, the results of which we previously reported in a press release dated November 19, 2003, and confirmed the estimates are still valid. At a cutoff grade of 0.025 ounces of gold per ton, the mineral resources are:

	Short Tons	Grade
	(000s)	(ounces per ton)
Measured resources (1)	16,332	0.070
Indicated resources (1)	17,503	0.061
Measured and indicated resources (1)	33,835	0.066
Inferred resources (2)	16,047	0.051

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

Certain U.S. Federal Income Tax Considerations

NOTICE PURSUANT TO IRS CIRCULAR 230: NOTHING CONTAINED IN THIS SUMMARY CONCERNING ANY U.S. FEDERAL TAX ISSUE IS INTENDED OR WRITTEN TO BE USED, AND IT CANNOT BE USED, BY A U.S. HOLDER (AS DEFINED BELOW), FOR THE PURPOSE OF AVOIDING U.S. FEDERAL TAX PENALTIES UNDER THE CODE. THIS SUMMARY WAS WRITTEN TO SUPPORT THE PROMOTION OR MARKETING OF THE TRANSACTIONS OR MATTERS ADDRESSED BY THIS DOCUMENT.  EACH U.S. HOLDER SHOULD SEEK U.S. FEDERAL TAX ADVICE, BASED ON SUCH U.S. HOLDER’S PARTICULAR CIRCUMSTANCES, FROM AN INDEPENDENT TAX ADVISOR.

The following is a discussion of the material U.S. federal income tax consequences to U.S. Holders, as defined below for purposes of this discussion of “Certain U.S. Federal Income Tax Considerations”, of the holding and disposition of our common shares. The discussion is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), U.S. Treasury regulations, judicial authorities, published positions of the Internal Revenue Service (the “IRS”) and other applicable authorities, all as in effect on the date hereof and all of which are subject to change, possibly with retroactive effect.

A “U.S. Holder” is a beneficial owner of our common shares that is for U.S. federal income tax purposes (a) an individual U.S. citizen or resident alien; (b) a corporation, or other entity taxable as a corporation for U.S. federal income tax purposes, created or organized under the laws of the United States, the District of Columbia or any state in the United States; (c) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (d) a trust, if its administration is subject to the primary supervision of a U.S. court and one or more U.S. persons have the authority to control all substantial decisions of the trust, or if it has made a valid election under applicable U.S. Treasury regulations to be treated as a U.S. person.

This discussion only addresses U.S. Holders who hold our common shares as “capital assets” within the meaning of section 1221 of the Code. This discussion does not address all the tax consequences that might be relevant to U.S. Holders in light of their particular circumstances or the U.S. federal income tax consequences to U.S. Holders subject to special treatment under U.S. federal income tax laws, including but not limited to banks and other financial institutions, insurance companies, dealers in securities or foreign currency, traders that have elected mark-to-market accounting, tax-exempt organizations, certain former citizens or residents of the United States, persons that hold our common shares as part of a “straddle”, “hedge”, “conversion transaction” or other integrated investment, U.S. Holders who own, directly or indirectly, 10% or more of Vista Gold’s common shares, or U.S. Holders that have a functional currency other than the U.S. dollar, all of whom may be subject to tax rules that differ significantly from those summarized below.

If a partnership, or other entity taxed as a partnership for U.S. federal income tax purposes, holds our common shares, the U.S. federal income tax treatment of a partner in the partnership will depend on the status of the partner and the activities of the partnership. Partnerships that hold our common shares, and partners in such partnerships, are urged to consult their own tax advisors regarding the U.S. federal income tax consequences of holding our common shares.

Prospective investors are urged to consult their own tax advisors regarding the U.S. federal income tax consequences of the holding and disposition of our common shares in their particular circumstances.

Passive Foreign Investment Company Rules

For U.S. federal income tax purposes, we were classified as a PFIC under section 1297 of the Code for our taxable year ended December 31, 2005, and likely will be a PFIC in subsequent taxable years until we have significant operating income. A non-U.S. corporation generally is classified as a PFIC for U.S. federal income tax purposes in any taxable year if, either (a) at least 75% of its gross income is “passive” income (the “income test”), or (b) on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income (the “asset test”). For purposes of the income test and the asset test, if a non-U.S. corporation owns directly or indirectly at least 25% (by value) of the stock of another corporation, the non-U.S. corporation will be treated as if it held its proportionate share of the assets of the latter corporation and received directly its proportionate share of the income of that latter corporation. Passive income generally includes dividends, interest, royalties and rents (other than rents and royalties derived in the active conduct of a trade or business and not derived from a related person).

For any taxable year in which we are a PFIC, U.S. Holders will be subject to U.S. federal income tax in respect of our common shares in accordance with the special rules applicable to investments in PFICs. Under the PFIC rules, as discussed further below in this section “Passive Foreign Investment Company Rules”, the U.S. federal income tax consequences of the ownership of our common shares will be governed by the so-called “non-qualified fund” regime, unless either (a) a U.S. Holder elects to treat Vista Gold as a “qualifying electing fund” (“QEF”), and we annually supply our U.S. Holders with the information necessary for compliance with the QEF election, or (b) our common shares constitute “marketable stock”, within the meaning of section 1296 of the Code, and the U.S. Holder elects to mark our common shares to market as of the end of each taxable year. U.S. Holders of shares of stock of a PFIC are subject to special annual tax reporting requirements.

U.S. HOLDERS ARE STRONGLY ADVISED TO CONSULT THEIR OWN TAX ADVISORS ABOUT THE POSSIBLE CHARACTERIZATION OF VISTA GOLD AS A PFIC AS WELL AS THE ADVISABILITY OF MAKING A QEF ELECTION OR A MARK-TO-MARKET ELECTION.

Non-Qualifying Fund

In general, if a QEF election or a mark-to-market election is not made by a U.S. Holder, any gain on a sale or other disposition of our common shares by such a U.S. Holder would be treated as ordinary income and would be subject to special tax rules. Under these special tax rules, (a) the amount of any such gain would be allocated ratably over the U.S. Holder’s holding period for our common shares, (b) the amount of ordinary income allocated to years prior to the year of sale or other disposition would be subject to tax at the highest statutory rate applicable to such U.S. Holder for each such year (determined without regard to other income, losses or deductions of the U.S. Holder for such years), and (c) the tax for such prior years would be subject to an interest charge, computed at the rate applicable to underpayments of tax. Under proposed U.S. Treasury regulations, a ”disposition” may include, under certain circumstances, transfers at death, gifts, pledges of shares and other transactions with respect to which gain is not ordinarily recognized. In addition, the adjustment ordinarily made to the tax basis of stock owned by a decedent may not be available with respect to our common shares. Rules similar to those applicable to dispositions will generally apply to distributions in respect of our common shares that exceed 125% of the average amount of distributions in respect of such shares during the preceding three years, or, if shorter, during the preceding years in the U.S. Holder’s holding period (“excess distributions”).

QEF Election

If a U.S. Holder makes a valid and timely-filed QEF election in connection with a purchase of our common shares, and provided that we annually supply the information necessary to comply with such election, then the electing U.S. Holder will be required each taxable year to recognize, as ordinary income, a pro rata share of our earnings, and to recognize, as capital gain, a pro rata share of our net capital gain, in each case without regard to whether distributions are received with respect to our common shares for such year. The QEF election, once made, applies to all subsequent taxable years of the U.S. Holder in which it holds our common shares until we cease to be a PFIC. If we are again a PFIC in any taxable year following a year in which we were not treated as a PFIC, the original QEF election continues to be effective. For any taxable year in which we are a PFIC and do not have any net income or net capital gain, a U.S. Holder would not have any income or gain as a result of the QEF election. We will provide the information necessary for complying with the QEF election. Amounts included in a U.S. Holder’s taxable income under the QEF regime would increase such U.S. Holder’s tax basis in our common shares, and subsequent distributions by us would not be taxable to the U.S. Holder, and instead would reduce the U.S. Holder’s tax basis in our common shares to the extent that the U.S. Holder could demonstrate that the distributions were attributable to previously-taxed income. A U.S. Holder generally would recognize capital gain or loss upon a disposition of our common shares that were subject to a QEF election at all times during such U.S. Holder’s holding period. Special rules would apply if a U.S. Holder makes a QEF election later than the first taxable year in which our common shares are owned (which could result in the U.S. Holder remaining subject to the non-qualifying fund regime described above).

Mark-to-Market Election

If a U.S. Holder makes a valid and timely-filed mark-to-market election, and provided that our common shares constitute “marketable stock” within the meaning of Section 1296 of the Code, then in any year in which we are a PFIC the U.S. Holder annually would be required to report any unrealized gain with respect to its common shares as an item of ordinary income, and would be permitted to deduct any unrealized loss, as an ordinary loss, to the extent of previous inclusions of ordinary income. Any gain subsequently realized by such electing U.S. Holder upon a disposition of our common shares also would be treated as ordinary income, rather than capital gain, but such U.S. Holder would not be subject to an interest charge on the resulting tax liability as under the non-qualifying fund regime. A U.S. Holder who makes a mark-to-market election would still be taxed on distributions from us when received, as described under “Dividends”.

For purposes of the mark-to-market election, marketable stock generally includes stock that is regularly traded on certain established securities markets within the United States, or on any exchange or other market that the IRS determines has trading, listing, financial disclosure, and other rules adequate to carry out the purposes of the mark-to-market election. The American Stock Exchange and the Toronto Stock Exchange may qualify as such an exchange. Each U.S. Holder should consult its own advisor as to whether the mark-to-market election is available with respect to our common shares. Special rules would apply to a U.S. Holder that held our common shares prior to the first taxable year for which the mark-to-market election was effective, which could result in an interest charge for such first taxable year, as under the non-qualifying fund regime described above.

Once made, a mark-to-market election would be effective for all subsequent taxable years of such U.S. Holder unless revoked with the consent of the Secretary of the Treasury or unless our common shares cease to be marketable.

Dividends

For purposes of this section “Dividends”, it is assumed that we are a PFIC. To the extent that distributions paid on our common shares are not treated as excess distributions received by a non-electing U.S. Holder, and to the extent the distribution exceeds the previously-taxed income of a U.S. Holder that makes a QEF election, such distributions (before reduction for Canadian withholding taxes) will be taxable as dividends to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, and will be includable in a U.S. Holder’s ordinary income when received. Dividends on our common shares will not be eligible for the dividends-received deduction generally allowed to U.S. corporations.

The amount of any dividend paid in Canadian dollars will equal the U.S. dollar value of the Canadian dollars received calculated by reference to the exchange rate in effect on the date the dividend is received by a U.S. Holder regardless of whether the Canadian dollars are converted into U.S. dollars. If the Canadian dollars received as a dividend are not converted into U.S. dollars at the date of receipt, a U.S. Holder will have a basis in the Canadian dollars equal to the U.S. dollar value on the date of receipt. Any gain or loss realized on a subsequent conversion or other disposition of the Canadian dollars will be treated as ordinary income or loss, and generally will be income or loss from sources within the United States for U.S. foreign tax credit purposes.

A U.S. Holder may be entitled to deduct, or claim a U.S. foreign tax credit for, Canadian taxes that are withheld on dividends received by a U.S. Holder, subject to applicable limitations in the Code. Dividends will be income from sources outside the United States and for tax years beginning before January 1, 2007, generally will be “passive income” or “financial services income”, and for tax years beginning after December 31, 2006, generally will be “passive category income” or “general category income” for purposes of computing the U.S.

foreign tax credit allowable to a U.S. Holder. The rules governing the U.S. foreign tax credit are complex, and investors are urged to consult their tax advisors regarding the availability of the U.S. foreign tax credit under their particular circumstances.

To the extent that the amount of any distribution exceeds our current and accumulated earnings and profits for a taxable year, the distribution will first be treated as a tax-free return of capital to the extent of a U.S. Holder’s basis, and any excess will be treated as capital gain. Such capital gain would not give rise to income from sources outside the United States, and accordingly a U.S. Holder may need other non-U.S. source income in order to claim a tax credit for Canadian withholding taxes imposed on such distribution.

Disposition of Securities

For purposes of this section “Disposition of Securities”, it is assumed that we are a PFIC. A U.S. Holder will recognize taxable gain or loss on any sale or other disposition of our common shares in an amount equal to the difference between the amount received (in cash or other property, valued at fair market value) for our common shares and the U.S. Holder’s tax basis in our common shares. For U.S. Holders that use the cash method of accounting, and for U.S. Holders that use the accrual method of accounting and so elect, the U.S. dollar value of the cash received in Canadian dollars on the sale or other disposition of our common shares will be the U.S. dollar value determined on the basis of the spot rate on the settlement date of the sale. Subject to U.S. Holders that make a QEF election as described above, a U.S. Holder’s tax basis in our common shares generally equals the U.S. dollar value of the price paid in Canadian dollars determined on the basis of the spot rate on the settlement date of the purchase. Such gain or loss will be income or loss from sources within the United States for U.S. foreign tax credit limitation purposes. For U.S. Holders that make a QEF election, such gain or loss will be a capital gain or loss. Capital gains of non-corporate taxpayers, including individuals, derived with respect to capital assets held for more than one year are eligible for reduced rates of U.S. federal income tax. The deductibility of capital losses is subject to limitations.

Information Reporting and Backup Withholding

In general, information reporting will apply to dividends on our common shares and the proceeds of the sale or other disposition of our common shares unless a U.S. Holder is an exempt recipient, such as a corporation. Backup withholding will apply to those payments if a U.S. Holder fails to provide a taxpayer identification number and comply with certain certification procedures or otherwise fails to establish an exemption from backup withholding. If backup withholding applies, the relevant intermediary must withhold U.S. federal income tax on those payments at a current rate of 28%. Any amount withheld under the backup withholding rules will be allowed as a refund or credit against a U.S. Holder’s U.S. federal income tax liability, provided the required information is furnished to the IRS in a timely manner.

Uncertainty of Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, that are intended to be covered by the safe harbor created by such sections.   All statements, other than statements of historical facts, included in these documents and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as financial and operating results and estimates, future business strategy, competitive strengths, goals, expansion and growth of our business, legal proceedings, estimated production, estimated completion dates, estimated exploration expenditures, operations, proven or probable reserves, mineralized material, current working capital, cash operating costs, plans and other such matters, as well as statements made concerning plans and anticipated effects of the proposed transfer of our Nevada-based mining properties and related assets into Allied Nevada and the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets (see “ – Other - Entry into Arrangement and Merger Agreement for Proposed Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescios,” above) are forward-looking statements.  The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements, including anticipated consequences of the Arrangement, to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, risks related to the Arrangement, including the risk that the market price of our common shares could decrease following the Arrangement, and the risk that we may be subject to U.S. federal corporate income tax and Canadian income taxes in connection with our distribution of Allied Nevada Shares. These also include other risks such as our likely status as a “passive foreign investment company” for U.S. federal tax purposes, and business risks including the risk that our acquisition, exploration and property advancement efforts will not be successful; risks relating to fluctuations in the price of gold; the inherently hazardous nature of mining-related activities; uncertainties concerning reserve and resource estimates; potential effects on our operations of environmental regulations in the countries in which we operate; intense competition in the mining industry; risks due to legal proceedings; uncertainty of being able to raise capital on favorable terms or at all; risks that some of our directors may have conflicts of interest as a result of involvement with other natural resource companies; possible challenges to title to our properties; risks from political and economic instability in the countries in which we operate; and risks that may affect our ability to complete the proposed Arrangement including risks that we may be unable to obtain required securityholder, court or third-party approvals, as well as those factors discussed in our latest annual report on Form 10-K and other filings with the SEC. For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements please see our Annual Report on Form 10-K for the year ended December 31, 2005, under “Part I – Item 1A. Risk Factors” and this document under “Part II – Other Information – Item 1A. Risk Factors.”  The foregoing section of our 2005 Form 10-K is incorporated in this filing and investors should refer to it. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The gold price fell to a 20-year low of $253 in July 1999 and recovered significantly since that time to reach a level of $513 by December 31, 2005 and was $599 at September 30, 2006.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

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

ITEM 4.                  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006.  Based on the evaluation, the principal executive officer and the principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the  Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms.  There has been no change in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The foregoing updated risk factor was included in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2006 and June 30, 2006.  An update to a risk factor concerning our outstanding common shares was included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.  Since an aggregate 5,935,734 common share purchase warrants were exercised during 2006 (through September 30, 2006), and we now have 1,598,694 unexercised warrants and 946,500 unexercised options outstanding we have not provided a further update to that risk factor.  In view of our completion of the acquisition of the Mt. Todd gold mine in Australia during the quarter ended June 30, 2006, we included the information below in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, concerning environmental regulation applicable to exploration and development operations in Australia, consistent with, and to supplement, information disclosed in the Form 10-K with respect to other countries where we have operations.

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

Other Risks

In view of our recent entry into the Arrangement and Merger Agreement as described above, we are including below discussions of risks in connection with the Arrangement.  We are also including a risk factor in connection with our status as a “passive foreign investment company”.  These risk factors have been included in our definitive proxy statement on Schedule 14A with respect to the special meeting at which our securityholders will be asked to approve matters relating to the proposed transaction.

Risks Relating to the Arrangement

The market price of our common shares could decrease if we are unable to complete the Arrangement, or if we have to delay completion of the Arrangement.

Pursuant to the Arrangement and Merger Agreement, we intend to transfer our Nevada-based mining properties and related assets into Allied Nevada concurrently with the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets. Completion of the Arrangement is subject to a number of conditions including receipt of all required court, securityholder, regulatory and third party approvals and certain other customary conditions. If the transaction does not receive all of the required approvals, or if any of the other conditions to completion are not satisfied or waived, we will be unable to complete the Arrangement, which could negatively impact the market price of our common shares. If we experience delays in receiving any of the required approvals for the Arrangement, or do not have certain conditions satisfied or waived so that we may timely complete the Arrangement, any resulting delay in completing the Arrangement could also negatively impact the market price of our common shares.

We may be subject to U.S. federal corporate income tax and Canadian income taxes in connection with our distribution of Allied Nevada Shares.

The distribution of Allied Nevada Shares will be taxable to us for Canadian income tax purposes and U.S. federal income tax purposes under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The amount of our tax liability will depend on the amount of gain deemed realized on the distribution, which would be the difference between the fair market value of the Allied Nevada Shares distributed and our adjusted basis of those Allied Nevada Shares and other factors including, but not limited to, the other deductions or credits available to us such as loss carry forwards or foreign tax credits. We intend to retain an amount of Allied Nevada Shares which our management considers sufficient to fund an adequate reserve to pay these taxes. However, U.S. securities law restrictions would likely preclude us from selling these Allied Nevada Shares in a manner timely to fund the tax liability because the Allied Nevada Shares retained by us will be “restricted securities” as defined in Rule 144 under the Securities Act and cannot be resold by us in the absence of registration under the Securities Act unless an exemption from registration is available. Accordingly, we may instead have to pay the tax out of our currently available cash. While it might be possible to effect a private resale of restricted securities, this would likely involve a significant discount to market price. If we choose to register the Allied Nevada Shares for resale or choose to rely on an exemption to resell the Allied Nevada Shares into the market, either of these choices would require us to wait at least several months to a year before we could resell the Allied Nevada Shares. This is because registration of the Allied Nevada Shares under the Securities Act would take at least several months to complete; alternatively, the most commonly available exemption for resales, Rule 144 under the Securities Act, would require us to hold the Allied Nevada Shares for one year before commencing the resales. Further, any such sale is likely to result in gain or loss for U.S. and Canadian income tax purposes, which may result in tax liability.

Risks Related to the Business of Vista Gold

Vista Gold is a “passive foreign investment company” for U.S. tax purposes, which can have a materially adverse effect on a U.S. shareholder’s economic return on investment in our common shares.

For U.S. federal income tax purposes, Vista Gold was classified as a passive foreign investment company (“PFIC”) under section 1297 of the Code for our taxable year ended December 31, 2005, and likely will be a PFIC in subsequent taxable years until it has significant operating income. Classification of a corporation as a PFIC is a tax attribute which may have a material adverse effect on a U.S. shareholder’s economic return. Whether, and to what extent, there will be a material adverse effect depends to a very large extent on whether a U.S. shareholder makes certain elections in timely fashion. These elections are discussed herein under “Certain U.S. Federal Income Tax Considerations”. Each potential U.S. investor in our common shares is urged to review that discussion and consult an independent U.S. tax adviser, because the PFIC rules are complex, before investing in our common shares.

ITEM 2.                                                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our unregistered sales of equity securities during the three months ended September 30, 2006 have previously been reported in reports filed with the Commission.

Pursuant to our letter agreement dated May 5, 2006, with Quest Capital Corp., we retained Quest Capital to provide advisory services to us in connection with the Arrangement.  As remuneration for these advisory services, we will pay Quest Capital a monthly retainer of $10,000 until the completion of the Arrangement.  In addition, we agreed to issue 10,000 of our common shares to Quest Capital which shares were issued on October 10, 2006.  The issuance of our common shares to Quest Capital, an accredited investor as defined under the Securities Act, is exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

On November 7, 2006, in connection with the closing on that date of our public offering of common shares, we issued, as additional consideration to the Agents, compensation warrants entitling the Agents to purchase an aggregate of 183,405 of our common shares at a price of $8.50 per share for a period of two years following the closing date.  Of that aggregate amount, a warrant to purchase 119,213 common shares was issued to Sprott Securities Inc. and a warrant to purchase 64,192 common shares was issued to GMP Securities L.P.  The issuances were offshore transactions made in reliance on the exemption from Securities Act registration requirements pursuant to Rule 903 of Regulation S thereunder.  See “Part I – Financial Information – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Public Offering of Common Shares”.

ITEM 3.                                                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                                  OTHER INFORMATION

None.

ITEM 6.                                                  EXHIBITS

(a)           Exhibits

4.1           Form of Agent’s Warrant Certificate, dated as of November 7, 2006 evidencing Agent Warrants issued by Vista Gold Corp. to Sprott Securities Inc. and to GMP Securities L.P.

10.1                           Amendment to Binding Letter of Intent, dated August 15, 2006, among Carl Pescio, Janet Pescio, Greg Hryhorchuk, Robert Lipsett and Vista Gold Corp., filed as Exhibit 10.2 to Amendment No. 1 to the Corporation’s Current Report on Form 8-K dated July 6, 2006 (filed with the SEC on August 16, 2006) and incorporated herein by reference

10.2                           Second Amendment to Binding Letter of Intent, dated August 20, 2006, among Carl Pescio, Janet Pescio, Greg Hryhorchuk, Robert Lipsett and Vista Gold Corp., filed as Exhibit 10.3 to Amendment No. 3 to the Corporation’s Current Report on Form 8-K dated July 6, 2006 (filed with the SEC on August 25, 2006) and incorporated herein by reference

10.3                           Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated September 22, 2006 (filed with the SEC on September 26, 2006) and incorporated herein by reference

10.4                           Employment Agreement, dated as of September 22, 2006, between Vista Gold Corp., Vista Gold (US) Inc. and Frederick H. Earnest, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated September 22, 2006 (filed with the SEC on October 6, 2006) and incorporated herein by reference

10.5                           Agency Agreement, dated as of October 30, 2006, among Vista Gold Corp., Sprott Securities (U.S.A.) Limited, Sprott Securities Inc., Griffiths McBurney Corp. and GMP Securities L.P., filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated October 30, 2006 and incorporated herein by reference

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

VISTA GOLD CORP.
(Registrant)

Date:	November 14, 2006	By:	/s/ Michael B. Richings
Michael B. Richings
President and Chief Executive Officer

Date:	November 14, 2006	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer