Form 10-K
period 2006-12-31
VISTA GOLD CORP
filed 2007-03-15
CIK 783324

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act:    Yes    ☐    No    ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act: Large Accelerated Filer    ☐ Accelerated Filer    ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes    ☐ No    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

As of June 30, 2006 being the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $257,000,000.

Outstanding Common Shares:    As of March 13, 2007, 31,992,969 Common Shares of the registrant were outstanding.

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the registrant's definitive Proxy Statement for the 2007 Annual General Meeting of Shareholders. See Part III.

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

"Computershare" means Vista Gold's registrar and transfer agent, Computershare Investor Services Inc.

"Corporation" means the consolidated group consisting of Vista Gold Corp. and its subsidiaries Hycroft Resources & Development, Inc., Hycroft Lewis Mine, Inc., Vista Gold Holdings Inc., Vista Gold U.S. Inc., Vista Nevada Corp., Vista Gold California, LLC, Allied Nevada Gold Corp., Allied Nevada Gold Holdings LLC, Granges Inc., Vista Gold (Antigua) Corp., Minera Paredones Amarillos S.A. de C.V., Compania Inversora Vista S.A., Minera Nueva Vista S.A., Compania Exploradora Vistex S.A., Idaho Gold Resources LLC, Victory Gold Inc., Victory Exploration Inc., Vista Gold (Barbados) Corp., Vista Minerals (Barbados) Corp., Vista Australia Pty Ltd., Salu Siwa Pty Ltd. and PT Masmindo Dwi.

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

USE OF NAMES

In this report, the terms "we", "our", "Vista Gold" and the "Corporation" unless the context otherwise requires, refer to Vista Gold Corp. and its subsidiaries.

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

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This document, including any documents that are incorporated by reference as set forth on the face page under "Documents incorporated by reference", contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this document, our other filings with the SEC and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future business strategy, competitive strengths, goals, expansion and growth of our business, legal proceedings, estimated production, estimated completion dates, estimated exploration expenditures, operations, proven or probable reserves, mineralized material, current working capital, cash operating costs, plans and other such matters, as well as statements made concerning plans and anticipated effects of the proposed transfer of our Nevada-based mining properties and related assets into Allied Nevada Gold Corp. and the transfer by Carl and Janet Pescio to Allied Nevada of their interests in certain Nevada-based mining properties and related assets (see "Part I—Item 1. Business—Overview") are forward-looking statements. The words "estimate", "plan", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements, including anticipated consequences of the Arrangement (as defined in "Part I—Item 1. Business—Overview"), to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, risks related to the Arrangement, including the risk that the market price of our common shares could decrease following the Arrangement, and the risk that we may be subject to U.S. federal corporate income tax and Canadian income taxes in connection with our distribution of Allied Nevada shares. These also include other risks such as our likely status as a "passive foreign investment company" for U.S. federal tax purposes, and business risks including the risk that our acquisition, exploration and property advancement efforts will not be successful; risks relating to fluctuations in the price of gold; the inherently hazardous nature of mining-related activities; uncertainties concerning reserve and resource estimates; potential effects on our operations of environmental regulations in the countries in which we operate; intense competition in the mining industry; risks due to legal proceedings; uncertainty of being able to raise capital on favorable terms or at all; risks that some of our directors may have conflicts of interest as a result of involvement with other natural resource companies; possible challenges to title to our properties; risks from political and economic instability in the countries in which we operate; and risks that may affect our ability to complete the proposed Arrangement including risks that we may be unable to obtain required third-party approvals. Please see "Part I—Item 1A. Risk Factors" below for more information about these and other risks. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Currently our holdings include the Maverick Springs, Mountain View, Hasbrouck, Three Hills and Wildcat projects and the Hycroft mine, all in Nevada; the Long Valley project in California; the Yellow Pine project in Idaho; the Paredones Amarillos and Guadalupe de los Reyes projects in Mexico; the Amayapampa project in Bolivia; the Awak Mas project in Indonesia; the Mt. Todd gold mine in Australia; and the 53 F.W. Lewis, Inc. properties in Nevada and Colorado. Additional information about these projects is available in "Item 2. Properties".

As previously reported, on September 22, 2006, we entered into an Arrangement and Merger Agreement with Carl Pescio, Janet Pescio and our wholly-owned subsidiary, Allied Nevada Gold Corp. ("Allied Nevada"), pursuant to which the parties agreed to undertake a transaction that would result in our transfer of our Nevada-based mining properties and related assets into Allied Nevada and the Pescios' transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all to be carried out pursuant to an arrangement under the provisions of the Business Corporations Act (Yukon Territory) (the "Arrangement"). In connection with these transfers, our shareholders will exchange each of their Vista Gold common shares and will receive, subject to applicable withholding taxes, (a) one of a newly created class of Vista Gold common shares, and (b) a pro rata portion of (i) the number of common shares of Allied Nevada ("Allied Nevada Shares") received by Vista Gold as part of the Arrangement less (ii) the number of Allied Nevada Shares retained by Vista Gold to facilitate the payment of any taxes payable in respect of the Arrangement. In addition, holders of options to acquire Vista Gold common shares will exchange their Vista Gold options for options to acquire Allied Nevada Shares and options to acquire newly created Vista Gold common shares and holders of warrants of Vista Gold will have their warrants adjusted in accordance with the terms of the warrants. Completion of the transaction remains subject to a number of conditions, including receipt of all required regulatory and third-party approvals and certain other customary conditions. See "—Significant Developments in 2006—Entry into Arrangement and Merger Agreement for Proposed Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescios".

We do not produce gold in commercial quantities and do not currently generate operating earnings. Through fiscal 2006 and fiscal 2007 to date, funding to acquire gold properties, explore and to operate the Corporation has been acquired through equity financings consisting of private placements of equity units consisting of our Common Shares and warrants to purchase Common Shares, and a public offering of our Common Shares. We expect to continue to raise capital through the exercise of warrants and through additional equity financings.

Vista Gold Corp. was originally incorporated on November 28, 1983, under the name "Granges Exploration Ltd.". In November 1983, Granges Exploration Ltd. acquired all the mining interests of Granges AB in Canada. On June 28, 1985, Granges Exploration Ltd. and Pecos Resources Ltd. amalgamated under the name "Granges Exploration Ltd." and on June 9, 1989, Granges Exploration Ltd. changed its name to "Granges Inc.". On May 1, 1995, Granges and Hycroft Resources & Development

Corporation were amalgamated under the name "Granges Inc.". Effective November 1, 1996, Granges Inc. and Da Capo Resources Ltd. amalgamated under the name "Vista Gold Corp.". Effective December 17, 1997, Vista Gold was continued from British Columbia to the Yukon Territory, Canada under the Business Corporations Act (Yukon Territory).

The current addresses, telephone and facsimile numbers of the offices of the Corporation are:

Executive Office	Registered and Records Office
Suite 5 - 7961 Shaffer Parkway	200 - 204 Lambert Street
Littleton, Colorado, USA 80127	Whitehorse, Yukon Territory, Canada Y1A 3T2
Telephone: (720) 981-1185	Telephone: (867) 667-7600
Facsimile: (720) 981-1186	Facsimile: (867) 667-7885

Employees

As of December 31, 2006, we had ten full-time employees, of whom three were employed at the Hycroft mine and seven were employed at our executive office in Littleton. We use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

Segment Information

Segment information is provided in the Consolidated Financial Statements —Note 16.

Significant Developments in 2006

Entry into Arrangement and Merger Agreement for Proposed Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescios

As previously reported, on September 22, 2006, Vista Gold entered into an Arrangement and Merger Agreement (the "Arrangement Agreement") with Carl Pescio, Janet Pescio and Allied Nevada, pursuant to which the parties agreed to undertake a transaction that would result in the transfer of Vista Gold's Nevada-based mining properties and related assets into Allied Nevada and the Pescios' transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all to be carried out pursuant to an arrangement under the provisions of the Business Corporations Act (Yukon Territory) (the "Arrangement").

Pursuant to the Arrangement Agreement, among other things:

  •
  We will reorganize our business to split certain Nevada mining properties and related assets (the "Vista Nevada Assets") from our other properties and related assets;

  •
  We will ensure that all of the Vista Nevada Assets are held by our wholly-owned subsidiary, Vista Gold Holdings Inc. ("Vista U.S.") or subsidiaries wholly-owned by Vista U.S. and subsequently transfer all issued and outstanding shares of Vista U.S. and $25 million in cash to Allied Nevada in return for the number of common shares of Allied Nevada equal to 27,500,000 less the number of Option Shares (as defined in the Arrangement Agreement); and

  •
  The Pescios will transfer their interests in certain Nevada mining properties and related assets (the "Pescio Nevada Assets") to Allied Nevada Gold Holdings LLC, a limited liability company incorporated under the laws of Nevada with Allied Nevada as its sole member, in return for 12,000,000 common shares of Allied Nevada and $15 million in cash from Allied Nevada.

In connection with these transfers, Vista Gold's shareholders will exchange each of their Vista Gold common shares and will receive, subject to applicable withholding taxes, (a) one share of a newly created class of Vista Gold common shares, and (b) a pro rata portion of (i) the number of common shares of

Allied Nevada ("Allied Nevada Shares") received by Vista Gold as part of the Arrangement less (ii) the number of Allied Nevada Shares retained by Vista Gold to facilitate the payment of any taxes payable in respect of the Arrangement. In addition, holders of options to acquire Vista Gold common shares will exchange their Vista Gold options for options to acquire Allied Nevada Shares and options to acquire newly created Vista Gold common shares and holders of warrants of Vista Gold will have their warrants adjusted in accordance with the terms of the warrants.

Completion of the transaction is subject to a number of conditions, including receipt of all required securityholder, court, regulatory and third party approvals and certain other customary conditions. As discussed below, Vista Gold has received the required securityholder and court approvals. These conditions also include the requirement for Vista Gold to complete a public equity financing that raises proceeds of not less than $25 million. This requirement has been met. On November 7, 2006 we completed a public equity financing that resulted in net cash proceeds to us of approximately $29.4 million after payment of agents' fees and estimated offering expenses. See "Equity Financings—November 2006 Public Offering" below, and Consolidated Financial Statements Note 8(m). Of the net proceeds from this offering, we plan to invest the first $25 million in Allied Nevada Shares as described. Allied Nevada will use $15 million of this investment as partial consideration for the purchase of the Pescio Nevada Assets. The remaining $10 million, less costs and expenses or any amounts required to pay amounts owing to us (see discussion below) will be used by Allied Nevada to fund exploration and development projects and ongoing commitments.

In November 2006, we received the securityholder and court approvals required as conditions for completion of the transaction. Our securityholders approved the transaction by the required majorities at a special securityholders' meeting held on November 16, 2006. On November 29, 2006, the Supreme Court of the Yukon Territory granted its Final Order approving the Plan of Arrangement. It is expected that the transaction will close following the receipt of the remaining required approvals, as well as completion of the registration of Allied Nevada's common shares under the Securities Exchange Act of 1934.

Prior to the completion of the transaction, the immediate cash needs of Allied Nevada are being met by loans from Vista Gold pursuant to the Arrangement Agreement, which provides that, prior to the date of completion, Vista Gold may loan money to Vista U.S. in amounts sufficient to undertake certain activities for the benefit of the business Allied Nevada will operate after the completion of the transaction, including purchase of mineral properties or property interests, payment of amounts necessary to secure the services of a Chief Executive Officer, and purchase of office equipment, software and other miscellaneous items to enable Allied Nevada to commence operations immediately after the completion of the transaction. These loans will bear interest at the rate of 6% per annum and all principal and interest owing by Vista U.S. to Vista Gold in respect of such loans will be paid in full at the time of completion on behalf of Vista U.S. As of December 31, 2006 this loan amount was $357,201 which included interest of $3,308.

Equity Financings

February 2006 Private Placement

On February 2, 2006, we completed a private placement financing in which we sold and issued a total of 649,684 units (the "Units"), at a price of $5.05 per Unit for aggregate gross proceeds of $3,280,904. Each Unit consists of one Common Share and one Common Share purchase warrant entitling the holder to acquire an additional Common Share of Vista Gold Corp. at an exercise price of $6.00 for a period of two years from the date of issue. We agreed in connection with this transaction to register for resale all shares issuable in the transaction including shares issuable upon exercise of warrants and we registered these shares with the SEC in a registration statement on Form S-3 that was declared effective by the SEC on June 23, 2006. Net cash proceeds to Vista Gold after costs to register the shares of $66,112 and legal expenses of $30,719 were $3,184,073. See the Consolidated Financial Statements—Note 8(l).

November 2006 Public Offering

On November 7, 2006, we completed a public offering of 3,668,100 of our Common Shares at a price to the public of $8.50 per share for aggregate gross proceeds of $31,178,850. Net cash proceeds to Vista Gold after payment of agents' fees of $1,706,943 and other offering expenses of $89,178 were $29,382,729. Net proceeds after non-cash costs of $530,819 for agents' warrants were $28,851,910. All of the shares were offered on a best efforts agency basis pursuant to an effective shelf registration statement previously filed with the SEC. We had also previously filed a base shelf prospectus with the securities regulatory authorities in the provinces of British Columbia, Alberta, Manitoba and Ontario, Canada in connection with the public offering. See the Consolidated Financial Statements—Note 8(m).

Warrant Exercises

During 2006 we received aggregate proceeds of $22,746,467 from warrant exercises including an aggregate $11,328,420 received in connection with our acceleration of the expiry dates of the February 2003 Warrants and the September 2004 Warrants as defined below.

On May 1, 2006, we announced that, in accordance with the terms of our outstanding common share purchase warrants (the "February 2003 Warrants") issued under a Warrant Indenture dated February 7, 2003 and the outstanding common share purchase warrants (the "September 2004 Warrants" and with the February 2003 Warrants, the "Warrants") issued under a Warrant Indenture dated September 29, 2004, we had elected to accelerate the expiry date of all such currently outstanding Warrants since the "Acceleration Event" described in the applicable warrant indentures had occurred. See the Consolidated Financial Statements—Note 8(a) and Note 8(g).

Of the February 2003 Warrants, 751,000 were outstanding as of the date of acceleration, exercisable at $4.28 per share of which all were exercised prior to the May 17, 2006 expiry date. Gross proceeds to the Corporation for the exercise of the 751,000 warrants were $3,214,280 (Note 8(a)). Of the September 2004 Warrants, 1,720,740 were outstanding as of the date of acceleration, exercisable at $4.75 per share of which 1,708,240 warrants were exercised prior to the May 19, 2006 expiry date and 12,500 warrants expired. Gross proceeds to the Corporation for the exercise of the 1,708,240 warrants were $8,114,140 (Note 8(g)). All of these common shares issuable upon exercises of the Warrants have previously been registered with the SEC for resale under the Securities Act of 1933 on registration statements on Form S-3.

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

Long Valley

We executed an option agreement on January 22, 2003, to acquire 100% of the Long Valley project from Standard Industrial Minerals, Inc. ("Standard"). Under the terms of the option agreement, we would pay Standard $750,000 over five years in annual installments. As of December 31, 2006, we have paid the first, second and third installments of $100,000 each and the fourth installment of $200,000. The fifth and final installment of $250,000 was paid in January 2007. Accordingly, as of January 2007, we acquired 100% of the Long Valley project.

Guadalupe de los Reyes

On August 1, 2003, we executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project in Sinaloa State, Mexico and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. We paid $300,000 as of August 1, 2003, and on August 2, 2004, we made a $500,000 payment towards the purchase by issuing 138,428 Common Shares of Vista Gold. An additional $500,000 in cash will be paid by way of $100,000 payments on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. On August 1, 2005, the second anniversary of signing the formal agreement, we made the initial $100,000 cash payment. On August 1, 2006, the third anniversary of signing the formal agreement, we made the second $100,000 cash payment. We have the right to terminate the agreement at any time.

Yellow Pine

On November 7, 2003, Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of the Corporation, entered into an Option to Purchase Agreement with Bradley Mining Company for a nine year option to purchase 100% of the Yellow Pine project for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement, and three additional option payments of $100,000 on November 7, 2004, 2005 and 2006. The agreement calls for Idaho Gold to make six more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1,000,000. If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1,000,000. Idaho Gold has the right to terminate the agreement at any time without penalty.

Acquisition of Mt. Todd Gold Mine, Northern Territory, Australia

Effective March 1, 2006, Vista Gold and its subsidiary Vista Gold Australia Pty Ltd. ("Vista Australia") entered into agreements with Ferrier Hodgson, the Deed Administrators for Pegasus Gold Australia Pty Ltd. ("Pegasus"), the government of the Northern Territory of Australia and the Jawoyn Association Aboriginal Corporation ("JAAC") and other parties named therein, subject to regulatory approvals, to purchase a 100% interest in the Mt. Todd gold mine (also known as the Yimuyn Manjerr gold mine) in the Northern Territory, Australia. Under these agreements, Vista Gold is the guarantor of the obligations of its subsidiary Vista Australia.

As part of the agreements, Vista Australia agreed to pay Pegasus, AU $1.0 million (US $739,600) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory's costs of management and operation of the Mt. Todd site up to a maximum of approximately AU $375,000 (approximately US $277,500) during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years. Additionally, Vista Gold agreed to issue Common Shares with a value of CDN $1.0 million (amounting to 177,053 Common Shares valued at $877,466) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production. During March 2006, the Corporation transferred $1,021,322 to an escrow account. The amount represented the $739,600 purchase price (AU $1.0 million), the $100,000 finder's fee that Vista Gold agreed to pay to Prime Corporate Finance Pty Limited in connection with the transaction, $131,525 (AU $177,837) in back rents and $50,197 (AU $69,048) for stamp duty assessments in order to register the title in Vista Australia's name. During June 2006, the transactions contemplated under the agreements were completed and the funds held in escrow were released to their ultimate vendors and the Common Shares were issued to the JAAC. See Consolidated Financial Statements—Note 4.

Subsequent Event

Amayapampa

On March 13, 2007, we entered into an agreement with Luzon Minerals Ltd. pursuant to which Vista granted to Luzon (a) for a period ending September 14, 2008 (subject to Luzon's right to extend such date in certain circumstances), an exclusive option to purchase from Vista 90% of its interest in the Amayapampa project, and (b) subject to the exercise of such option to purchase, a right of first offer over Vista's remaining 10% interest in the Amayapampa project, on and subject to the terms of the agreement. This agreement replaces all prior agreements between Vista and Luzon with respect to the Amayapampa project. Luzon's ability to exercise the option to purchase is subject to Luzon satisfying a number of conditions set out in the agreement. Subject to Luzon's right to extend the term of the agreement in certain circumstances, this agreement will terminate on September 14, 2008 unless the option to purchase has been exercised by Luzon prior to such date.

Corporate Organization Chart

The name, place of incorporation, continuance or organization, and percent of voting securities owned or controlled by Vista Gold as of December 31, 2006, for each subsidiary of Vista Gold is set out below.

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

Our principal reclamation liability is the Hycroft mine. A new bond was put in place on April 16, 2004, and payments aggregating $6.6 million were made during 2004 which are expected to cover reclamation costs for the existing disturbance at the Hycroft mine.

During 2006, a revised reclamation and closure plan for the Hycroft mine was approved by the U.S. Bureau of Land Management, Nevada State Office. Under this plan the future estimated costs of reclamation and closure at Hycroft are $7.5 million.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Bolivia, Mexico, Indonesia, Australia and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States, Bolivia, Mexico, Indonesia, Australia and the other jurisdictions in which we operate. There are no current orders or directions relating to us with respect to the foregoing laws and regulations.

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

During 2006, there were no material environmental incidents or non-compliance with any applicable environmental regulations. We estimate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

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

Pursuant to the Arrangement Agreement, we intend to transfer our Nevada-based mining properties and related assets into Allied Nevada concurrently with the Pescios' transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets. Completion of the Arrangement is subject to a number of conditions including receipt of all required court, securityholder, regulatory and third party approvals and certain other customary conditions. If the transaction does not receive all of the required approvals, or if any of the other conditions to completion are not satisfied or waived, we will be unable to complete the Arrangement, which could negatively impact the market price of our common shares. If we experience delays in receiving any of the required approvals for the Arrangement, or do not have certain conditions satisfied or waived so that we may timely complete the Arrangement, any resulting delay in completing the Arrangement could also negatively impact the market price of our common shares.

We may be subject to U.S. federal corporate income tax and Canadian income taxes in connection with our distribution of Allied Nevada Shares.

The distribution of Allied Nevada Shares will be taxable to us for Canadian income tax purposes and U.S. federal income tax purposes under the U.S. Internal Revenue Code of 1986, as amended (the "Code"). The amount of our tax liability will depend on the amount of gain deemed realized on the distribution, which would be the difference between the fair market value of the Allied Nevada Shares distributed and our adjusted basis of those Allied Nevada Shares and other factors including, but not limited to, the other deductions or credits available to us such as loss carry forwards or foreign tax credits. We intend to retain an amount of Allied Nevada Shares which our management considers sufficient to fund an adequate reserve to pay these taxes. However, U.S. securities law restrictions would likely preclude us from selling these Allied Nevada Shares in a timely manner to fund the tax liability because the Allied Nevada Shares retained by us will be "restricted securities" as defined in Rule 144 under the Securities Act of 1933 and cannot be resold by us in the absence of registration under the Securities Act unless an exemption from registration is available. Accordingly, we may instead have to pay the tax out of our currently available cash. While it might be possible to effect a private resale of restricted securities, this would likely involve a significant discount to market price. If we choose to register the Allied Nevada Shares for resale or choose to rely on an exemption to resell the Allied Nevada Shares into the market, either of these choices would require us to wait at least several months to a year before we could resell the Allied Nevada Shares. This is because registration of the Allied Nevada Shares under the Securities Act would take at least several months to complete; alternatively, the most commonly available exemption for resales, Rule 144 under the Securities Act, would require us to hold the Allied Nevada Shares for one year before commencing the resales. Further, any such sale is likely to result in gain or loss for U.S. and Canadian income tax purposes, which may result in tax liability.

Risks Related to the Business of Vista Gold

Vista Gold is a "passive foreign investment company" for U.S. tax purposes, which can have a materially adverse effect on a U.S. shareholder's economic return on investment in our common shares.

For U.S. federal income tax purposes, Vista Gold was classified as a passive foreign investment company ("PFIC") under section 1297 of the Code for our taxable year ended December 31, 2006, and likely will be a PFIC in subsequent taxable years until it has significant operating income. Classification of a corporation as a PFIC is a tax attribute which may have a material adverse effect on a U.S. shareholder's economic return. Whether, and to what extent, there will be a material adverse effect depends to a very large extent on whether a U.S. shareholder makes certain elections in timely fashion. These elections are discussed herein under "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities —Certain U.S. Federal Income Tax Considerations". Each U.S. investor in our common shares is urged to review that discussion and consult an independent U.S. tax adviser, because the PFIC rules are complex, in connection with an investment in our common shares.

We cannot be certain that our acquisition, exploration and development activities will be commercially successful.

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

Our principal assets are gold reserves and mineralized material. We intend to attempt to acquire additional properties containing gold reserves and mineralized material. The price that we pay to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. Our potential future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale or joint venture of some of these properties. The value of these gold reserves and mineralized material, and the value of any potential gold production therefrom, will vary in proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond our control including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect our asset values, cash flows, potential revenues and profits.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, we could elect not to be insured against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

Reserve calculations are estimates only, subject to uncertainty due to factors including metal prices, inherent variability of the ore, and recoverability of metal in the mining process.

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

Our exploration and development operations are subject to environmental regulations, which could result in our incurring additional costs and operational delays.

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. We are currently subject to environmental regulations with respect to our properties in Nevada, California and Idaho in the United States, as well as Bolivia, Mexico, Indonesia and Australia.

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

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict, joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our Nevada property or surrounding areas.

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

Idaho Laws

Permitting a mining operation, such as Yellow Pine, located on patented mining claims within a National Forest in Idaho would require obtaining various Federal, State and local permits under the coordination of the Idaho joint review process. Mining projects require the establishment and presentation of environmental baseline conditions for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic parameters. An EIS would be required for any mining activities proposed on public lands. Permits would also be required for storm-water discharge; wetland disturbance (dredge and fill); surface mining; cyanide use, transport and storage; air quality; dam safety (for water storage and/or tailing storage); septic and sewage; water rights appropriation; and possibly others. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act consultation process. Possible county zoning and building permits and authorization may be required. Baseline environmental conditions are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If our project is found to significantly adversely impact any of these baseline conditions, we could incur significant costs to correct the adverse impact, or might have to delay the start of production.

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

Mexico Laws

We are required under Mexican laws and regulations to acquire permits and other authorizations before the Paredones Amarillos or Guadalupe de los Reyes projects can be developed and mined. Since the passage of Mexico's 1988 General Law on Ecological Equilibrium and Environmental Protection, a sophisticated system for environmental regulation has evolved. In addition, North American Free Trade Agreement requirements for regulatory standards in Mexico equivalent to those of the United States and Canada have obligated the Mexican government to continue further development of environmental regulation. Most regulatory programs are implemented by various divisions of the Secretariat of Environment and Natural Resources of Mexico ("SEMARNAT"). While we have the necessary permits to place the Paredones Amarillos project into production, there can be no assurance that we will be able to acquire updates to necessary permits or authorizations on a timely basis. Likewise, there can be no assurance that we will be able to acquire the necessary permits or authorizations on a timely basis to place the Guadalupe de los Reyes project into production. Delays in acquiring any permit, authorization or updates could increase the development cost of the Paredones Amarillos project or the Guadalupe de los Reyes project, or delay the start of production.

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

Indonesia Laws

We are required under Indonesian laws and regulations to acquire permits and other authorizations before our current Indonesian mining project, the Awak Mas project, can be developed and mined. In Indonesia, environmental legislation plays a significant role in the mining industry. Various environmental documents such as the analysis of environmental impact ("AMDAL") concerning the Awak Mas project, covering studies on, inter alia, air, water, sand, pollution, hazardous and toxic wastes and reclamation of mining area, must be prepared and submitted to the Ministry of Environment for approval. In addition, we are also required to submit periodical environmental reports to the relevant environmental government agencies pursuant to the AMDAL and other required environmental licenses (e.g. license for tailing waste).

The preparation of AMDAL documents and other relevant environmental license documents involves incurrence of time and costs and there is no assurance that those approvals/licenses can be obtained in a timely manner. The Indonesian government also has administrative discretion not to approve AMDAL documents or grant the required environmental licenses (including any renewal or extensions of such documents). All these conditions may delay the production activity of the Awak Mas project.

Failure to meet all of the requirements with respect to the above environmental documents, licensing and report submissions could cause us to be subject to administrative and criminal sanctions as well as fines. In extreme cases, the administrative sanctions can also be imposed in the form of revocation of our business license and the contract of work that we have with the Indonesian government.

As well, from time to time the implementation of the regional autonomy law in Indonesia can cause uncertainty as to the existence and applicability of national and regional regulations (including in the environmental sector). Often regional regulations are in conflict with higher regulations that apply nationally. As a result we may incur cost and time to manage any issues which may arise and that could possibly affect the overall mining activity of the Awak Mas project.

Australia Laws

Mineral projects in the Northern Territory are subject to Northern Territory laws and regulations regarding environmental matters and the discharge of hazardous wastes and materials. As with all mining projects, the Mt. Todd gold mine would be expected to have a variety of environmental impacts should development proceed. We are required under Australian laws and regulations to acquire permits and other authorizations before the Mt. Todd gold mine can be developed and mined. In Australia, environmental legislation plays a significant role in the mining industry. Various environmental documents such as the EIS over the Mt. Todd gold mine, covering studies on, inter alia, air, water, pollution, hazardous and toxic wastes, reclamation of mining area, etc. must be prepared and submitted to the Mining and Petroleum Authorizations and Evaluation Division of the Department of Primary Industries, Fisheries and Mines of the Northern Territory government for approval.

The preparations of the EIS and related documents and other relevant environmental licenses would involve incurrence of time and costs and there is no assurance that those approvals/licenses can be obtained in a timely manner. The Northern Territory government also has administrative discretion not to approve the EIS documents or grant the required environmental licenses (including any renewal or extensions of such documents). We have entered into an agreement with the Northern Territory relating to environmental and rehabilitation issues. We must also comply with Aboriginal heritage legislation requirements which require heritage survey work to be undertaken prior to the commencement of mining operations. All these conditions may delay the production activity of the Mt. Todd gold mine.

These conditions could frustrate investors seeking certainty in their investments, and as a result we may incur costs and time to manage any issues which may arise and that could possibly affect the overall mining activity of the Mt. Todd gold mine.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, our exploration and development programs may be slowed down or suspended. We compete with other gold companies for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to acquire, develop or operate gold projects.

We may be unable to raise additional capital on favorable terms.

The exploration and development of our development properties, specifically the construction of mining facilities and commencement of mining operations, may require substantial additional financing. Significant capital investment is required to achieve commercial production from each of our non-producing properties. We will have to raise additional funds from external sources in order to maintain and advance our existing property positions and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available, we may have to substantially reduce or cease our operations.

Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies.

Some of our directors are directors or officers of other natural resource or mining-related companies. Robert A. Quartermain is President and Chief Executive Officer of Silver Standard Resources Inc., and is a director of Canplats Resources Corporation, Radiant Resources, Inc., IAMGold Corporation, Triumph Gold Corp. and Minco Silver Corporation. C. Thomas Ogryzlo is the President, Chief Executive Officer and a director of Polaris Geothermal Inc., and is a director of Tiomin Resources Inc., Birim Goldfields Inc. and Baja Mining Corp. Michael B. Richings, who is also our President and Chief Executive Officer, is a director of Allied Nevada Gold Corp., Triumph Gold Corp. (successor to IMC Ventures) and Zaruma Resources Inc., both of which hold interests in mining properties. John Clark is a director of Alberta Clipper Energy Inc. and Thunder Energy Trust (both Canadian oil and gas exploration and production companies) and Chief Financial Officer and a director of Polaris Geothermal Inc. W. Durand Eppler is Chief Executive Officer and a director of Coal International PLC, a director of Allied Nevada Gold Corp. and Augusta Resource Corporation. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, the company in question will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. In accordance with the laws of the Yukon

Territory, the directors of all Yukon Territory companies are required to act honestly, in good faith and in the best interests of a company for which they serve as a director.

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

As discussed in our prior filings, and herein under "Part I — Item 3. Legal Proceedings", a legal dispute was initiated in Bolivia in April 1998 by a Mr. Estanislao Radic Valderrama ("Radic"), who brought legal proceedings in the lower penal court and, in 1999, brought proceedings in civil court against Mr. Raul Garafulic and us, questioning the validity of Mr. Garafulic's ownership of the Amayapampa property.

In April 2005, Radic commenced a civil lawsuit in La Paz, Bolivia against Empresa Minera Nueva Vista S.A. ("Nueva Vista") and two of its predecessors in interest, seeking nullification of the public documents by which the mineral concessions comprising the "Grupo Minero Amayapampa" had been transferred to Nueva Vista. Nueva Vista and we did not learn of this lawsuit until the quarter ended June 30, 2006.

This is Radic's second civil lawsuit attempting to nullify the transfer of the mineral concession to Nueva Vista and its predecessors in interest. Radic's prior civil suit, initiated in Potosi, Bolivia in 1999 as noted above, ended in April 2004 with a declaration that his cause of action had lapsed. In the present action, Nueva Vista and the other defendants have raised the defenses, among others, of prior adjudication (res judicata) and expiration of the applicable statute of limitations.

We believe that Radic's contentions in the present suit are without merit and are taking appropriate legal action to confirm the validity of our interests in our holdings in Bolivia. Nueva Vista has asserted counterclaims against Radic for bad faith and recklessness in bringing the present action. While we do not anticipate that this lawsuit will result in any material adverse impact on Vista Gold or Nueva Vista or our holdings in Bolivia, we cannot assure that this will be the case.

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

Recent political developments in Bolivia may adversely affect our Amayapampa project. On May 1, 2006, President Evo Morales of Bolivia, who took office in January 2006, signed a decree which effectively nationalized Bolivia's hydrocarbon industry. President Morales and others in his administration have made public statements regarding their desire to exert greater state control over all natural resource production in Bolivia, including mining.

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

Because we have mining exploration and evaluation operations in North and South America and in Australia and Indonesia, we are subject to foreign currency fluctuations, which may materially affect our financial position and results. We do not engage in currency hedging to offset any risk of currency fluctuations.

We measure and report our financial results in U.S. dollars. We have mining projects in Bolivia, Mexico, Australia and Indonesia, and we are looking for other projects elsewhere in the world. Economic conditions and monetary policies in these countries can result in severe currency fluctuations.

Currently all our material transactions in Mexico, Bolivia, Australia and Indonesia are denominated in U.S. dollars. However, if we were to begin commercial operations in any of these or other countries, it is possible that material transactions incurred in the local currency, such as engagement of local contractors for major projects, will be settled at a U.S. dollar value that is different from the U.S. dollar value of the transaction at the time it was incurred. This could have the effect of undermining profits from operations in that country.

Future sales of our common shares in the public or private markets could adversely affect the trading price of our common shares and our ability to raise funds in new share offerings.

Future sales of substantial amounts of our common shares or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common shares and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of common shares or the availability of common shares for future sale, will have on the trading price of our common shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Detailed information is contained herein with respect to the Hycroft mine and the Paredones Amarillos, Mt. Todd, Awak Mas, Yellow Pine, Long Valley, Wildcat, Maverick Springs, Mountain View, Hasbrouck, Three Hills, Guadalupe de los Reyes and Amayapampa projects, and the properties acquired with the Corporation's December 2005 acquisition of F.W. Lewis, Inc. The Corporation holds the Hycroft mine through its indirect wholly-owned subsidiary, Hycroft Lewis Mine, Inc.; Paredones Amarillos and Guadalupe de los Reyes are held through its wholly-owned subsidiary, Minera Paredones Amarillos S.A. de C.V.; Mt. Todd is held through its wholly-owned subsidiary, Vista Gold Australia Pty Ltd., Awak Mas is held through its indirect wholly-owned subsidiary, PT Masmindo Dwi; the Yellow Pine project is held through its indirect wholly-owned subsidiary, Idaho Gold Resources LLC.; Long Valley is held through its indirect wholly-owned subsidiary Vista Gold California LLC; the Maverick Springs, Mountain View, Hasbrouck, Three Hills, and Wildcat projects are held through its indirect wholly-owned subsidiary, Vista Nevada Corp.; the properties acquired with the Corporation's acquisition of F.W. Lewis, Inc., are held through its indirect wholly-owned subsidiary, Victory Gold Inc.; and Amayapampa is held through its indirect wholly-owned subsidiary, Minera Nueva Vista S.A. Estimates of reserves and mineralization herein are subject to the effect of changes in metal prices, and to the risks inherent in mining and processing operations.

Hycroft Mine

The Hycroft mine and related facilities are located 54 miles west of Winnemucca, Nevada. We acquired the Lewis mine in early 1987 and completed construction of the adjacent Crofoot mine project in April 1988. Mining operations at the Hycroft mine were suspended in December 1998, and the site was placed on care and maintenance. Gold production, from continued leaching and rinsing of the heap leach pads, continued in 2000 and 2001. In 2002, 2003, 2004, 2005 and 2006, the amount of gold recovered was not material, as expected. The mine is currently on care and maintenance. From inception in 1987 until suspension of mining operations in December 1998, the Hycroft mine produced over 1 million ounces of gold.

On December 13, 2005, we purchased the leasehold interest in the Lewis property at Hycroft as part of the acquisition of F.W. Lewis, Inc. See "—F.W. Lewis, Inc. Properties".

Operating Statistics

Operating statistics for the Hycroft mine for the period 2002 to 2006 were as follows:

Years ended December 31
	2006	2005	2004	2003	2002
Ore and waste material mined (000's of tons)	Nil	Nil	Nil	Nil	Nil
Strip ratio	Nil	Nil	Nil	Nil	Nil
Ore processed (000's of tons)(1)	Nil	Nil	Nil	Nil	Nil
Ore grade (oz. gold/ton)	N/A	N/A	N/A	N/A	N/A
Ounces of gold produced	Nil	Nil	Nil	Nil	Nil
Cash operating costs ($/oz. of gold)(2)	N/A	N/A	N/A	N/A	N/A
(1)
Ore processed means ore placed on pads but not necessarily leached during the year.

(2)
Cash operating costs are composed of all direct mining expenses including inventory changes, refining and transportation costs, less by-product silver credits.

Geology and Ore Reserves

The Hycroft mine is located on the western flank of the Kamma Mountains. The deposit is hosted in a volcanic eruptive breccia and conglomerates associated with the Tertiary Kamma Mountain volcanics. The volcanics are mainly acidic to intermediate tuffs, flows and coarse volcaniclastic rocks. Fragments of these units dominate the clasts in the eruptive breccia. Volcanic rocks have been block—faulted by dominant north-trending structures, which have affected the distribution of alteration and mineralization. The Central Fault and East Fault control the distribution of mineralization and subsequent oxidation. A post-mineral range-front fault separates the orebody from the adjacent Pleistocene Lahontan Lake sediments in the Black Rock Desert. The geological events have created a physical setting ideally suited to the open-pit, heap-leach mining operation at the Hycroft mine. The heap leach method is widely used in the southwestern United States and allows the economical treatment of oxidized low-grade ore deposits in large volumes.

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

Proven and probable mineral reserves were determined within a design pit based on a US$450 per ounce gold price employing a Lerchs-Grossman optimization. Gold recovery by heap leach is estimated at 57% for both proven and probable reserves. Drill spacing for proven reserves is 100 feet or less, and for probable reserves is between 100 and 200 feet. The results are summarized in the following table:

	Hycroft Mineral Reserve Estimate (0.005 opt cyanide-soluble gold cutoff grade)
Reserve Category	Short Tons (millions)	Fire Assay Gold Grade (opt)	Contained Gold Ounces	Estimated Recovery	Waste Tons (millions)	Strip Ratio (Waste:Ore)	Drill Hole Spacing (ft)
Proven	11.954	0.022	260,900	57%			≤100
Probable	21.366	0.019	401,900	57%			>100<200
Totals	33.320	0.020	662,800	57%	50.808	1.52

On August 14, 2006, MDA of Reno, Nevada, issued a technical report describing the work done by it previously.

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

Paredones Amarillos

Paredones Amarillos is located 40 miles southeast of the city of La Paz, in the Mexican state of Baja California Sur. The project area covers over 15,131 acres.

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

Preliminary Feasibility Study

In September 2005, we announced the results of a preliminary feasibility study for the Paredones Amarillos project. A feasibility study was previously completed by EBM in 1997, and the new study was issued on

September 23, 2005, by MDA of Reno, Nevada, an independent consulting firm, in accordance with Canadian National Instrument 43-101 guidelines, under the supervision of Mr. Neil Prenn, P. Eng., a Qualified Person independent of Vista Gold. The new study was based in part on the EBM 1997 study. MDA was assisted in the effort by Resource Development Incorporated of Wheat Ridge, Colorado, in metallurgical testing and process redesign, and by WLR Consulting of Lakewood, Colorado, in mine design.

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

The mineralization model used to estimate the mineral reserves was reported by us in a press release dated August 29, 2002, based on an independent technical report prepared by Snowden Mining Industry Consultants of Vancouver, British Columbia, in compliance with Canadian National Instrument 43-101. According to the report, dated August 20, 2002, the mineralized material above 0.015 ounces of gold per ton cut-off grade was estimated to be 61.4 million tons at a grade of 0.031 ounces of gold per ton.

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

Mt. Todd

Effective March 1, 2006, we and our subsidiary Vista Gold Australia Pty Ltd. entered into agreements with Ferrier Hodgson, the Deed Administrators for Pegasus Gold Australia Pty Ltd. ("Pegasus"), the government of the Northern Territory of Australia and the JAAC and other parties named therein, subject to regulatory approvals, to purchase a 100% interest in the Mt. Todd gold mine (also known as the Yimuyn Manjerr gold mine) in the Northern Territory, Australia. Under these agreements, we are guarantor of the obligations of our subsidiary Vista Australia.

As part of the agreements, we agreed to pay Pegasus, AU$1.0 million ($739,600) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory's costs of management and operation of the Mt. Todd site up to a maximum of approximately AU$375,000 (approximately $277,500) during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years. Additionally, we were to issue common shares with a value of CDN$1.0 million (amounting to 177,053 common shares) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production. Other agreement terms provide that we will undertake a technical and economic review of the mine and possibly form one or more joint ventures with the JAAC. In June 2006, the transactions contemplated under the agreements were completed and effective, with funds held in escrow released to the ultimate vendors and the common shares issued to the JAAC.

Geology

The Mt. Todd project is located 50 kilometers northwest of Katherine, Northern Territory, Australia. The project area covers 13,257 acres. The Mt. Todd gold mine is situated within the southeastern portion of the Early Proterozoic Pine Creek Geosyncline. The Batman deposit geology consists of a sequence of hornfelsed interbedded greywackes and shales with minor thin beds of felsic tuff. Bedding consistently strikes at 325o, dipping 40o to 60o to the southwest. Northerly trended sheeted quartz sulfide veins and joints striking at 0o to 20o and dipping 60o to the east are the major location for mineralization in the Batman deposit. The veins are 0.04 to 4 inches in thickness with an average thickness of around 0.4 inches and occur in sheets with up to six veins per horizontal foot. These sheeted veins are the main source of gold mineralization in the Batman deposit. In general, the Batman deposit is 4,800 to 5,100 feet in length by 1,200 to 1,500 feet in true width and 1,500 to 1,800 feet in known down-dip extension (the deposit is open along strike and at depth).

Based on a review of project files, our management believes that approximately 27.1 million short tons grading 0.031 gold ounces per ton and containing 826,000 ounces of gold were extracted between 1996 and the termination of mining in 2000. Processing was by a combination of heap-leach production from oxide ore and cyanidation of sulfide ore. The remaining mineralization consists of sulfide mineralization lying below and along strike of the existing open pit.

On June 26, 2006, we announced that an analysis of mineralized material was completed for the Batman deposit at on June 26, 2006, by Gustavson Associates, LLC ("Gustavson") of Boulder, Colorado, in accordance with Canadian National Instrument 43-101 standards under the direction of Mr. John Rozelle, an independent Qualified Person, utilizing standard industry software and resource estimation methodology. The report includes the results of 91,225 assay intervals from 730 drill holes (225 core, 435 reserve circulation and 70 rotary drill holes) done by BHP Resources Pty Ltd., Zapopan NL and Pegasus with assaying by Australia Assay Laboratories in Pine Creek and Alice Springs, Classic Comlabs in Darwin and Pegasus' onsite lab. Pegasus mined part of the Batman deposit from 1993 to 1997, and a joint venture comprising Multiplex Resources Pty Ltd. and General Gold Resources Ltd. mined the deposit from 1999 to 2000.

The deposit has a drill hole spacing that varies from 80 feet by 80 feet to 260-330 feet by 260-330 feet and generally averages 160 feet by 160 feet. All assaying was fire assay on 50-gram charges. It is the opinion of Gustavson that quality control and quality assurance methods employed by the various companies working at Mt. Todd were standard at the time of the work, and the work including quality control and quality assurance methods has been audited several times by independent consultants.

Based on the report, the mineralized material for the Batman deposit, above a 0.015 ounces of gold per ton cut-off grade, was estimated to be 62.1 million tons at a grade of 0.028 ounces of gold per ton.

A preliminary assessment was completed on December 29, 2006, by Gustavson in accordance with Canadian National Instrument 43-101 standards under the direction of John W. Rozelle, P.G., an independent qualified person. In undertaking the preliminary assessment, Gustavson considered the economic and technical parameters associated with development of the mineralized material by open-pit mining. The study included a conceptual process flowsheet developed by Resource Development Inc. of Wheat Ridge, Colorado, which is based on preliminary testwork and includes a flotation circuit to recover a bulk sulfide concentrate, and further flotation to separate a copper sulfide concentrate that would contain about one-half of the gold and which would be shipped to a smelter. A pyrite concentrate containing about one-half of the gold would also be produced and this concentrate would be cyanide leached to recover the gold. The cyanide in the sulfide residue would be neutralized, following which the residue would be filtered to dry it, and then placed on a lined pad. MWH Australia Pty Ltd ("MWH") designed conceptual tailing disposal facilities, including utilizing the existing tailing facility, and estimated capital costs for these facilities. MWH also completed a closure study and cost estimate for closing the mine and facilities following resumption of production.

In the preliminary assessment, Gustavson assumed a 33,000 short ton-per-day (11.7 million short tons-per-year) ore production rate, resulting in a ten-year operating life. Overall gold recovery is estimated at 87% and copper recovery at 70%.

Startup capital is estimated by Gustavson at $264 million. Mining costs are estimated at $1.21 per tonne of material mined, processing costs are estimated at $6.48 per tonne of ore processed and general and administrative costs are estimated at $0.14 per tonne processed. Based on these preliminary numbers, a review of the project economics indicates that the project continues to look favorable.

An infill core drilling program is planned for early 2007 to attempt to increase the mineralized material in areas where the drill spacing is too wide to have confidence in the presence and grade of mineralized material within the planned pit. Additionally, in 2006, we applied for exploration rights to tenements totaling about 2,900 acres adjoining the mining tenements. If the rights are granted, we plan to begin exploration efforts of these lands during 2007.

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

The majority of gold mineralization on the property, including the Awak Mas deposit, is predominantly hosted within the flysch sequence, which typically dips at between 15o and 50o, generally towards the north. The majority of gold mineralization is associated with abundant quartz veining and silica—albite-pyrite alteration; however, the association of gold and quartz is not ubiquitous, with some vein zones appearing to be locally barren of mineralization.

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

During 2005, we initiated an exploration program designed to identify drill targets in outlying surface indications of gold mineralization. The program involved soil and rock geochemistry, drilling shallow test holes to obtain bedrock samples, geologic mapping and interpretation of results. In 2006, we completed a 13-hole diamond drill program totaling 8,440 feet that was designed to upgrade shows of mineralization into reportable amounts. We plan to prepare a new estimate of mineralized material, using an independent consultant, during 2007, as well as a feasibility study.

Yellow Pine

The Yellow Pine gold project is located in the Salmon River Mountains of central Idaho in an area of historical gold, antimony and tungsten mining known as the Stibnite or Yellow Pine Mining District. The district is located in Valley County about 60 miles east of McCall, Idaho, and 10 miles southeast of the small settlement of Yellow Pine, Idaho. The project consists of 17 patented mining claims covering about 304 acres.

On November 7, 2003, Vista Gold, through Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of Vista Gold, entered into an Option to Purchase Agreement with Bradley Mining Company for a nine year option to purchase 100% of Yellow Pine for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement. The agreement calls for Idaho Gold to make nine more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1,000,000, and annual payments of $100,000 each were made in 2004, 2005 and 2006 (see Consolidated Financial Statements—Note 5). If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1,000,000, Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the claims are subject to an underlying 5% net smelter returns royalty.

Geology

The Yellow Pine Mining District is located within the Cretaceous age Idaho Batholith, near its eastern border and adjacent to the Meadow Creek fault zone. The gold deposits of the Yellow Pine district are hosted primarily in the quartz monzonites of the Idaho batholith and within the major shear and fault zones that transect the district. Ore deposits also occur in the metasediments of a large roof pendant within the granitic rocks. Historic mining of the Yellow Pine and the Homestake open pits on the Yellow Pine property has depleted the oxide gold mineralization, but significant sulfide gold mineralization remains unmined. Historically, the mine has produced about 700,000 ounces of gold from a combination of byproduct gold from tungsten and antimony mining and more recent heap-leach production from oxide ore.

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

Pincock, Allen & Holt ("PAH"), of Denver, Colorado, completed a third-party technical study for us on November 17, 2003. At an assay database for 538 drill holes totaling 120,922 feet of drilling was used to estimate mineralized material in the Yellow Pine and Homestake sulfide zones using a cutoff grade of 0.025 ounces of gold per ton. Mineralized material is estimated at 33.8 million tons averaging 0.066 ounces of gold per ton.

On November 30, 2006, PAH completed a preliminary assessment in accordance with Canadian National Instrument 43-101 standards under the direction of Richard Lambert, P.E. and Barton Stone, P.G., both independent qualified persons. In undertaking the preliminary assessment, PAH considered the economic and technical parameters associated with development of the mineralization by open-pit mining. The study, based on PAH's review of previous technical studies and their own work, determined the best treatment approach would be an on-site plant to produce a flotation concentrate that would be refined off-site. The potential development would produce an estimated 1.9 million ounces of gold over a 10-year life. PAH estimated the total capital cost over the project life to be $170 million and preproduction capital to be $150 million.

Long Valley

The Long Valley gold project is located in the Inyo National Forest, about 7 miles east of the town of Mammoth Lakes, in Mono County, California. The property consists of 95 contiguous, unpatented mining claims that cover an area of approximately 1,800 acres.

We have an option to acquire 100% of the Long Valley project from Standard Industrial Minerals, Inc. ("Standard"). Under the terms of the option agreement, we would pay Standard $750,000 over five years, with annual payments to be due as follows: $100,000 due on each of January 15, 2003, 2004, and 2005; $200,000 due on January 15, 2006, and $250,000 due on January 15, 2007. We have made the payments for 2003 through 2006 (see Consolidated Financial Statements—Note 6), and in January 2007, we made the final payment of $250,000 and exercised our option to purchase the property, which will be held through Vista Gold California LLC, an indirect, wholly-owned subsidiary of Vista Gold.

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

Gold and silver mineralization is quite continuous throughout the zones and is well defined above a cut-off grade of 0.010 gold ounces per ton. Within the continuous zones of low-grade gold mineralization (above 0.010 gold ounces per ton) are numerous zones of higher grade mineralization above 0.050 gold ounces per ton, particularly in the Hilton Creek zone, which may relate to zones of enhanced structural preparation. Mineralized zones typically correlate with zones of moreintense clay alteration or argillization and/or silicification.

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

On August 14, 2006, MDA of Reno, Nevada, issued a technical report describing the work done by it previously.

Maverick Springs

The Maverick Springs project is located in northeast Nevada at the southeast end of the Carlin Trend belt of gold-silver mineralization, approximately half-way between Elko and Ely, Nevada. The property consists of 86 claims with a total area of approximately 3,900 acres.

On October 7, 2002, we completed the acquisition of a 100% interest in the Maverick Springs gold and silver project from Newmont Mining Corporation ("Newmont") and the Mountain View gold project (described below) from Newmont's wholly-owned subsidiary Newmont Capital Limited ("Newmont Capital"). To acquire the interest in Maverick Springs, we paid cash of $250,000 and issued 141,243 equity units to Newmont, each unit comprised of one common share and one two-year warrant. Newmont retained a 1.5% net smelter returns royalty, and on October 7, 2003, we issued to Newmont 122,923 Common Shares and 122,923 warrants to purchase Common Shares. In addition, pursuant to acquisition agreement terms we completed 34,060 feet of drilling as of October 7, 2004, and must complete an additional 15,940 feet of drilling before October 7, 2006. We may terminate this agreement at any time. After October 7, 2006, Newmont has a one-time right to acquire a 51% interest in the Maverick Springs project, by paying to us twice the amount that we have spent on the project, including acquisition costs. In the event that Newmont exercises this right, Newmont will relinquish its 1.5% net smelter returns royalty. This one-time right expired 60 days after receipt of data on the property from us, which data was required to be delivered within 30 days of October 7, 2006. In January 2007, Newmont informed us that it would not be exercising this right. (See also Consolidated Financial Statements—Note 5).

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

In October 2003, we completed a 14-hole reverse circulation drill program totaling 14,020 feet, in October 2004, we completed a 13-hole reverse circulation drill program totaling 13,020 feet and August 2006, we completed a 18-hole reverse circulation drill program totaling approximately 16,000 feet. Intercepts indicate the potential for bulk-mineable gold-silver mineralization.

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

On July 30, 2006, Snowden Mining Industry Consultants of Vancouver, British Columbia, issued a technical report describing the work done by it previously, and reporting drilling completed in 2004.

Mountain View

The Mountain View property is located in northwest Nevada near the Blackrock Desert. The property is approximately 15 miles northwest of Gerlach, Nevada in Washoe County; it straddles the boundary between the Squaw Valley and Banjo topographic quadrangles. The property currently consists of 127 claims with a total area of approximately 2,360 acres.

Our acquisition of the Mountain View property was completed along with that of the Maverick Springs property, as described above. To acquire the interest in the Mountain View property, we paid cash of $50,000 and issued 56,497 equity units, each unit comprised of one common share and a two-year warrant, to Newmont Capital, and Newmont Capital retains a 1.5% net smelter returns royalty. In addition, we completed 8,055 feet of drilling before October 7, 2004, as required by the underlying agreement. We may terminate this agreement at any time. After October 7, 2006, Newmont Capital has a one-time right to acquire a 51% interest in the project, by paying to us twice the amount that we have spent on the project, including acquisition costs. In the event that Newmont Capital exercises this right, Newmont Capital will relinquish its 1.5% net smelter returns royalty This one-time right expired 60 days after receipt of data on the property from us, which data was required to be delivered within 30 days of October 7, 2006. In January 2007, Newmont informed us that it would not be exercising this right. (see also Consolidated Financial Statements —Note 6).

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

On July 31, 2006, Snowden Mining Industry Consultants of Vancouver, British Columbia, issued a technical report describing the work done by it previously, and reporting drilling completed in 2003 and 2004.

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

On August 14, 2006, MDA of Reno, Nevada, issued a technical report describing the work done by it previously.

Three Hills

Three Hills is located in southwestern Nevada about 1 mile west of the town of Tonopah in Esmeralda County, Nevada, and about 4.5 miles northwest of the Hasbrouck property described above. Three Hills consists of 15 unpatented lode claims totaling approximately 201 acres.

On May 23, 2003, we executed a purchase agreement with Newmont Capital, which included both the Hasbrouck and the Three Hills property. The terms of this agreement are detailed under the Hasbrouck description above.

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

On August 14, 2006, MDA of Reno, Nevada, issued a technical report describing the work done by it previously.

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

On August 1, 2003, we executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. During a due diligence period leading up to the signing of the purchase agreement, we made payments to the owner, Sr. Enrique Gaitan Maumejean, totaling $100,000, and upon exercising our option to complete the purchase, paid an additional $200,000. On August 4, 2004, we issued 138,428 Common Shares to Sr. Gaitan in satisfaction of the scheduled payment of $500,000, which could be made in cash or Common Shares at our discretion. An additional $500,000 in cash will be paid by way of $100,000 payments on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. Payments of $100,000 were made in each of 2005 and 2006. A 2% net smelter returns royalty will be paid to the previous owner and may be acquired by us at any time for $1.0 million. We retain the right to terminate the agreement at any time.

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

F.W. Lewis, Inc. Properties

On December 13, 2005, our subsidiary Victory Gold Inc. ("Victory Gold"), acquired all of the outstanding shares of F.W. Lewis, Inc., the assets of which include 55 mineral properties in Nevada and Colorado. The acquisition was made by exercise of a purchase option originally held by Century Gold LLC ("Century Gold") of Spring Creek, Nevada. Century Gold assigned the option to Victory Gold pursuant to an assignment and assumption agreement effective December 9, 2005. Under the terms of the assignment agreement, we paid Century Gold $150,000 in cash and also reimbursed Century Gold for the $250,000 it paid the owners of F.W. Lewis, Inc. toward the option exercise price of $5.1 million. In addition, we issued to Century Gold 250,000 Common Shares in Vista Gold valued at $1.218 million. To complete the exercise of this option, we paid the owners of F.W. Lewis, Inc., the remaining $4.85 million of the outstanding purchase price. Century Gold retained a 100% interest in two properties and a 50% interest in two other properties. The 53 properties retained by Vista Gold include a total of 9,280 acres of patented and 11,616 acres of unpatented mineral claims, the majority having gold, silver or copper discoveries or old mines located on the properties.

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

The Corporation acquired the Amayapampa gold project, in Bolivia, in 1996. On March 13, 2007, the Corporation entered into an agreement with Luzon Minerals Ltd. ("Luzon") to sell the Amayapampa project to Luzon. This agreement replaces all prior agreements between the Corporation and Luzon, as previously reported, with respect to the Amayapampa project. See "Subsequent Event" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Event". The terms of the agreement with Luzon were amended in January, July and November of 2005.

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

An updated study containing an estimate of mineralization for the Amayapampa project was completed on September 21, 2006, by GR Technical Services Ltd. of Calgary, Alberta and Giroux Consultants Limited of Vancouver, British Columbia, independent consultants, in accordance with Canadian National Instrument 43-101. The resource estimate was completed in September 2005 for Luzon under the direction of Mr. G. H. Giroux, P.Eng., MA Sc., an independent qualified person, utilizing standard industry software and resource estimation methodology. The mineral resource data base contains 10,264 assay intervals from 45 core drill holes, 96 reverse circulation drill holes, and underground channel samples done by Da Capo Resources Ltd. and Vista between 1994 through 1997, with assaying by the Bondar Clegg laboratory in Oruro, Bolivia. The results of the study indicates that the known Amayapampa deposit, at a cutoff grade of 0.012 ounces gold per ton, contains an estimated 15,697,000 short tons at a grade of 0.042 gold ounces per ton.

Luzon continues to conduct technical studies to lead to the development of the project.

ITEM 3. LEGAL PROCEEDINGS.

Except as described below, we are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which is, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

Estanislao Radic

Please see "Part I — Item 3. Legal Proceedings" as included in our Annual Report on Form 10-K for the year ended December 31, 2002, for information about a legal dispute initiated in Bolivia in April 1998 by a Mr. Estanislao Radic Valderrama ("Radic"), who brought legal proceedings in the lower penal court and, in 1999, brought proceedings in civil court against Mr. Raul Garafulic and us, questioning the validity of Mr. Garafulic's ownership of the Amayapampa property.

In April 2005, Radic commenced a civil lawsuit in La Paz, Bolivia against Empresa Minera Nueva Vista S.A. ("Nueva Vista") and two of its predecessors in interest, seeking nullification of the public documents by which the mineral concessions comprising the "Grupo Minero Amayapampa" had been transferred to Nueva Vista. Nueva Vista and we did not learn of this lawsuit until the quarter ended June 30, 2006.

This is Radic's second civil lawsuit attempting to nullify the transfer of the mineral concession to Nueva Vista and its predecessors in interest. Radic's prior civil suit, initiated in Potosi, Bolivia in 1999 as noted

above, ended in April 2004 with a declaration that his cause of action had lapsed. In the present action, Nueva Vista and the other defendants have raised the defenses, among others, of prior adjudication (res judicata) and expiration of the applicable statute of limitations.

We believe that Radic's contentions in the present suit are without merit. Nueva Vista has asserted counterclaims against Radic for bad faith and recklessness in bringing the present action. We do not anticipate that this lawsuit will result in any material adverse impact on Vista Gold or Nueva Vista or our holdings in Bolivia.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On November 16, 2006, at a special meeting of Vista's shareholders, optionholders and warrantholders (collectively, "Securityholders") held on that date, the Securityholders voted to approve the previously announced transaction which, if completed, will result in Vista transferring its existing Nevada properties into Allied Nevada, which will concurrently acquire the Nevada mineral assets of the Pescios. Under the proposed transaction, our shareholders will exchange their existing common shares of Vista and will receive, subject to applicable withholding taxes, new common shares of Vista and common shares of Allied Nevada. Our optionholders will exchange their options for options to acquire new common shares of Vista and options to acquire common shares of Allied Nevada. Finally, our warrantholders will have their warrants adjusted in accordance with the terms of the warrants. See "Item 1. Business —Significant Developments 2006—Entry into Arrangement and Merger Agreement for Proposed Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescios." The results of the special meeting were previously reported in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 17, 2006.

EXECUTIVE OFFICERS OF THE CORPORATION

As of December 31, 2006, we had four executive officers, namely Michael B. Richings, President and Chief Executive Officer, Gregory G. Marlier, Chief Financial Officer, Frederick H. Earnest, Senior Vice

President—Project Development and Howard M. Harlan, Vice President—Business Development. Information as to Mr. Richings, Mr. Marlier, Mr. Earnest and Mr. Harlan is set forth below.

Name, Position and Age	Held Office Since	Business Experience During Past Five Years
Michael B. Richings President, Chief Executive Officer and Director Age—62	May 25, 2004	President and Chief Executive Officer of Vista Gold Corp. from May 25, 2004 to present; former President and Chief Executive Officer of Vista Gold Corp. from June 1995 to September 2000.
Gregory G. Marlier Chief Financial Officer Age—57	June 1, 2004	Chief Financial Officer of Vista Gold Corp. from June 1, 2004 to present; Chief Financial Officer of Pacific Western Technologies, Ltd. from 2000 to 2004.
Frederick H. Earnest Senior Vice President, Project Development Age—45	September 22, 2006
Senior Vice President, Project Development of Vista from September 22, 2006 to present; President of Pacific Rim Salvador, S.A. de C.V. from June 2004 to September 2006 and General Manager and Legal Representative of Compania Minera Dayton from April 1998 to June 2004.
Howard M. Harlan Vice President, Business Development Age—63	November 9, 2004
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

		American Stock Exchange (US$)		The Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2005	1st quarter	4.27	3.30	6.00	4.01
	2nd quarter	3.94	2.76	4.89	3.45
	3rd quarter	4.50	3.43	5.40	4.15
	4th quarter	5.35	3.90	6.25	4.36
2006	1st quarter	5.80	4.34	6.95	5.05
	2nd quarter	9.99	5.82	11.17	6.60
	3rd quarter	13.55	8.25	14.95	9.56
	4th quarter	10.40	7.67	11.86	8.70

On March 12, 2007, the last reported sale price of the Common Shares of Vista Gold on the American Stock Exchange was $7.52 and on the Toronto Stock Exchange was CDN $8.81. As at March 13, 2007, there were 31,992,969 Common Shares issued and outstanding, and we had 1,150 registered shareholders of record.

Dividends

We have never paid dividends. While any future dividends will be determined by our directors after consideration of our earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with the ongoing acquisition, exploration and evaluation programs of Vista Gold.

Securities Authorized for Issuance under Equity Compensation Plans

See "Part III—Item 11. Executive Compensation" for information relating to our equity compensation plan.

Performance Graph

The following graph compares the yearly percentage change in the Corporation's cumulative total shareholder return on its Common Shares with the cumulative total return of the S&P/TSX Composite Index and the S&P/TSX Canadian Gold Index, assuming the reinvestment of dividends, for the last five financial years:

The Common Shares were consolidated on a 20:1 basis on June 19, 2002; values after that date have been adjusted to reflect the consolidation.

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

Certain Canadian Income Tax Considerations for U.S. Residents

The following is a general summary of certain Canadian federal income tax consequences of the ownership and disposition of Common Shares generally applicable to holders of Common Shares who are residents of the United States for the purposes of the Canada-United States Income Tax Convention (1980), as amended (the "Convention") and who, at all relevant times, for purposes of the Canadian Tax Act (as defined below), (i) are not resident or deemed to be resident in Canada, (ii) hold their Common Shares as capital property, (iii) deal at arm's length with and are not affiliated with Vista Gold, and (iv) do not use or hold, and are not deemed to use or hold, their Common Shares in a business carried on in Canada. In this summary, these holders of Common Shares are referred to as U.S. Residents. Generally, Common Shares will be considered to be capital property to a holder as long as the holder acquired the shares as a long-term investment, is not a trader or dealer in securities, did not acquire, hold or dispose of such shares in a transaction considered to be an adventure or concern in the nature of trade (i.e. speculations) and does not hold such shares as inventory in the course of carrying on a business. Special rules, which are not discussed below, may apply to a U.S. Resident which is an insurer that carries on business in Canada and elsewhere.

It is the Canada Revenue Agency's (the "CRA's") published policy that certain entities that are treated as being fiscally transparent for United States federal income tax purposes (including limited liability companies) will not qualify as residents of the United States under the provisions of the Convention.

This summary is based upon the current provisions of the Income Tax Act (Canada) and the regulations enacted thereunder (collectively referred to as the "Canadian Tax Act") and the Convention as in effect on the date hereof, all specific proposals (the "Tax Proposals") to amend the Canadian Tax Act publicly announced by or on behalf of the Minister of Finance (Canada) before the date hereof, and our understanding of the current published administrative and assessing policies of the CRA. This summary is not exhaustive of all possible Canadian federal income tax consequences and does not take into account provincial, territorial or foreign income tax considerations, and except for the Tax Proposals does not take into account or anticipate any changes in law, whether by judicial, governmental or legislative decision or action. No assurance can be given that the Tax Proposals will be enacted into law in the manner proposed, or at all.

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

This summary does not address the Canadian Federal income tax consideration in respect of the transactions pursuant to the Arrangement whereby holders will exchange Common Shares and will receive, subject to applicable withholding taxes, (i) new common shares of Vista and (ii) common shares of Allied Nevada. Holders of Common Shares are referred to the Management Information and Proxy Circular of Vista dated October 11, 2006 for a summary of the tax consequences related to these transactions.

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

Taxation of Dividends on Common Shares

Under the Canadian Tax Act, dividends on Common Shares paid or credited, or deemed to be paid or credited, to a U.S. Resident will be subject to Canadian withholding tax at a rate of 25% (subject to reduction under the provisions of the Convention) of the gross amount of the dividends. Currently, under the Convention, the rate of Canadian withholding tax generally applicable to dividends paid or credited to a U.S. Resident is 15% of the gross amount of the dividends. In addition, under the Convention, dividends may be exempt from Canadian non-resident withholding tax if paid to certain U.S. Residents that are qualifying religious, scientific, literary, educational or charitable tax-exempt organizations and qualifying trusts, companies, organizations or arrangements operated exclusively to administer or provide pension, retirement or employee benefits that are exempt from tax in the United States and that have complied with specific administrative procedures.

Certain U.S. Federal Income Tax Considerations

NOTICE PURSUANT TO IRS CIRCULAR 230: NOTHING CONTAINED IN THIS SUMMARY CONCERNING ANY U.S. FEDERAL TAX ISSUE IS INTENDED OR WRITTEN TO BE USED, AND IT CANNOT BE USED, BY A U.S. HOLDER (AS DEFINED BELOW), FOR THE PURPOSE OF AVOIDING U.S. FEDERAL TAX PENALTIES UNDER THE CODE. THIS SUMMARY WAS WRITTEN TO SUPPORT THE PROMOTION OR MARKETING OF THE TRANSACTIONS OR MATTERS ADDRESSED BY THIS DOCUMENT. EACH U.S. HOLDER SHOULD SEEK U.S. FEDERAL TAX ADVICE, BASED ON SUCH U.S. HOLDER'S PARTICULAR CIRCUMSTANCES, FROM AN INDEPENDENT TAX ADVISOR.

The following is a discussion of the material U.S. federal income tax consequences to U.S. Holders, as defined below for purposes of this discussion of "Certain U.S. Federal Income Tax Considerations", of the holding and disposition of our common shares. The discussion is based on the U.S. Internal Revenue Code of 1986, as amended (the "Code"), U.S. Treasury regulations, judicial authorities, published positions of the Internal Revenue Service (the "IRS") and other applicable authorities, all as in effect on the date hereof and all of which are subject to change, possibly with retroactive effect.

A "U.S. Holder" is a beneficial owner of our common shares that is for U.S. federal income tax purposes (a) an individual U.S. citizen or resident alien; (b) a corporation, or other entity taxable as a corporation for U.S. federal income tax purposes, created or organized under the laws of the United States, the District of Columbia or any state in the United States; (c) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (d) a trust, if its administration is subject to the primary supervision of a U.S. court and one or more U.S. persons have the authority to control all substantial decisions of the trust, or if it has made a valid election under applicable U.S. Treasury regulations to be treated as a U.S. person.

This discussion only addresses U.S. Holders who hold our common shares as "capital assets" within the meaning of section 1221 of the Code. This discussion does not address all the tax consequences that might be relevant to U.S. Holders in light of their particular circumstances or the U.S. federal income tax consequences to U.S. Holders subject to special treatment under U.S. federal income tax laws, including but not limited to banks and other financial institutions, insurance companies, dealers in securities or foreign currency, traders that have elected mark-to-market accounting, tax-exempt organizations, certain former citizens or residents of the United States, persons that hold our common shares as part of a "straddle", "hedge", "conversion transaction" or other integrated investment, U.S. Holders who own, directly or indirectly, 10% or more of Vista Gold's common shares, or U.S. Holders that have a functional currency other than the U.S. dollar, all of whom may be subject to tax rules that differ significantly from those summarized below.

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

Passive Foreign Investment Company Rules

For U.S. federal income tax purposes, we were classified as a PFIC under section 1297 of the Code for our taxable year ended December 31, 2005, and likely will be a PFIC in subsequent taxable years until we have significant operating income. A non-U.S. corporation generally is classified as a PFIC for U.S. federal income tax purposes in any taxable year if, either (a) at least 75% of its gross income is "passive" income (the "income test"), or (b) on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income (the "asset test"). For purposes of the income test and the asset test, if a non-U.S. corporation owns directly or indirectly at least 25% (by value) of the stock of another corporation, the non-U.S. corporation will be treated as if it held its proportionate share of the assets of the latter corporation and received directly its proportionate share of the income of that latter corporation. Passive income generally includes dividends, interest, royalties and rents (other than rents and royalties derived in the active conduct of a trade or business and not derived from a related person).

For any taxable year in which we are a PFIC, U.S. Holders will be subject to U.S. federal income tax in respect of our common shares in accordance with the special rules applicable to investments in PFICs. Under the PFIC rules, as discussed further below in this section "Passive Foreign Investment Company Rules", the U.S. federal income tax consequences of the ownership of our common shares will be governed by the so-called "non-qualified fund" regime, unless either (a) a U.S. Holder elects to treat Vista Gold as a "qualifying electing fund" ("QEF"), and we annually supply our U.S. Holders with the information necessary for compliance with the QEF election, or (b) our common shares constitute "marketable stock", within the meaning of section 1296 of the Code, and the U.S. Holder elects to mark our common shares to market as of the end of each taxable year. U.S. Holders of shares of stock of a PFIC are subject to special annual tax reporting requirements.

U.S. HOLDERS ARE STRONGLY ADVISED TO CONSULT THEIR OWN TAX ADVISORS ABOUT THE POSSIBLE CHARACTERIZATION OF VISTA GOLD AS A PFIC AS WELL AS THE ADVISABILITY OF MAKING A QEF ELECTION OR A MARK-TO-MARKET ELECTION.

Non-Qualifying Fund

In general, if a QEF election or a mark-to-market election is not made by a U.S. Holder, any gain on a sale or other disposition of our common shares by such a U.S. Holder would be treated as ordinary income and would be subject to special tax rules. Under these special tax rules, (a) the amount of any such gain would be allocated ratably over the U.S. Holder's holding period for our common shares, (b) the amount of ordinary income allocated to years prior to the year of sale or other disposition would be subject to tax at the highest statutory rate applicable to such U.S. Holder for each such year (determined without regard to other income, losses or deductions of the U.S. Holder for such years), and (c) the tax for such prior years would be subject to an interest charge, computed at the rate applicable to underpayments of tax. Under proposed U.S. Treasury regulations, a "disposition" may include, under certain circumstances, transfers at death, gifts, pledges of shares and other transactions with respect to which gain is not ordinarily recognized. In addition, the adjustment ordinarily made to the tax basis of stock owned by a decedent may not be available with respect to our common shares. Rules similar to those applicable to dispositions will generally apply to distributions in respect of our common shares that exceed 125% of the average amount of distributions in respect of such shares during the preceding three years, or, if shorter, during the preceding years in the U.S. Holder's holding period ("excess distributions").

QEF Election

If a U.S. Holder makes a valid and timely-filed QEF election in connection with a purchase of our common shares, and provided that we annually supply the information necessary to comply with such election, then the electing U.S. Holder will be required each taxable year to recognize, as ordinary income, a pro rata share of our earnings, and to recognize, as capital gain, a pro rata share of our net capital gain, in each case without regard to whether distributions are received with respect to our common shares for such year. The QEF election, once made, applies to all subsequent taxable years of the U.S. Holder in which it holds our common shares until we cease to be a PFIC. If we are again a PFIC in any taxable year following a year in which we were not treated as a PFIC, the original QEF election continues to be effective. For any taxable year in which we are a PFIC and do not have any net income or net capital gain, a U.S. Holder would not have any income or gain as a result of the QEF election. We will provide the information necessary for complying with the QEF election. Amounts included in a U.S. Holder's taxable income under the QEF regime would increase such U.S. Holder's tax basis in our common shares, and subsequent distributions by us would not be taxable to the U.S. Holder, and instead would reduce the U.S. Holder's tax basis in our common shares to the extent that the U.S. Holder could demonstrate that the distributions were attributable to previously-taxed income. A U.S. Holder generally would recognize capital gain or loss upon a disposition of our common shares that were subject to a QEF election at all times during such U.S. Holder's holding period. Special rules would apply if a U.S. Holder makes a QEF election later than the first taxable year in which our common shares are owned (which could result in the U.S. Holder remaining subject to the non-qualifying fund regime described above).

Mark-to-Market Election

If a U.S. Holder makes a valid and timely-filed mark-to-market election, and provided that our common shares constitute "marketable stock" within the meaning of Section 1296 of the Code, then in any year in which we are a PFIC the U.S. Holder annually would be required to report any unrealized gain with respect to its common shares as an item of ordinary income, and would be permitted to deduct any unrealized loss, as an ordinary loss, to the extent of previous inclusions of ordinary income. Any gain subsequently realized by such electing U.S. Holder upon a disposition of our common shares also would be treated as ordinary income, rather than capital gain, but such U.S. Holder would not be subject to an interest charge on the resulting tax liability as under the non-qualifying fund regime. A U.S. Holder who makes a mark-to-market election would still be taxed on distributions from us when received, as described under "Dividends".

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

Dividends

For purposes of this section "Dividends", it is assumed that we are a PFIC. To the extent that distributions paid on our common shares are not treated as excess distributions received by a non-electing U.S. Holder, and to the extent the distribution exceeds the previously-taxed income of a U.S. Holder that makes a QEF election, such distributions (before reduction for Canadian withholding taxes) will be taxable as dividends to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, and will be includable in a U.S. Holder's ordinary income when received. Dividends on our common shares will not be eligible for the dividends-received deduction generally allowed to U.S. corporations.

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

A U.S. Holder may be entitled to deduct, or claim a U.S. foreign tax credit for, Canadian taxes that are withheld on dividends received by a U.S. Holder, subject to applicable limitations in the Code. Dividends will be income from sources outside the United States and for tax years beginning before January 1, 2007, generally will be "passive income" or "financial services income", and for tax years beginning after December 31, 2006, generally will be "passive category income" or "general category income" for purposes of computing the U.S. foreign tax credit allowable to a U.S. Holder. The rules governing the U.S. foreign tax credit are complex, and investors are urged to consult their tax advisors regarding the availability of the U.S. foreign tax credit under their particular circumstances.

To the extent that the amount of any distribution exceeds our current and accumulated earnings and profits for a taxable year, the distribution will first be treated as a tax-free return of capital to the extent of a U.S. Holder's basis, and any excess will be treated as capital gain. Such capital gain would not give rise to income from sources outside the United States, and accordingly a U.S. Holder may need other non-U.S. source income in order to claim a tax credit for Canadian withholding taxes imposed on such distribution.

Disposition of Securities

For purposes of this section "Disposition of Securities", it is assumed that we are a PFIC. A U.S. Holder will recognize taxable gain or loss on any sale or other disposition of our common shares in an amount equal to the difference between the amount received (in cash or other property, valued at fair market value) for our common shares and the U.S. Holder's tax basis in our common shares. For U.S. Holders that use the cash method of accounting, and for U.S. Holders that use the accrual method of accounting and so elect, the U.S. dollar value of the cash received in Canadian dollars on the sale or other disposition of our common shares will be the U.S. dollar value determined on the basis of the spot rate on the settlement date of the sale. Subject to U.S. Holders that make a QEF election as described above, a U.S. Holder's tax basis in our common shares generally equals the U.S. dollar value of the price paid in Canadian dollars determined on the basis of the spot rate on the settlement date of the purchase. Such gain or loss will be income or loss from sources within the United States for U.S. foreign tax credit limitation purposes. For U.S. Holders that make a QEF election, such gain or loss will be a capital gain or loss. Capital gains of non-corporate taxpayers, including individuals, derived with respect to capital assets held for more than one year are eligible for reduced rates of U.S. federal income tax. The deductibility of capital losses is subject to limitations.

Information Reporting and Backup Withholding

In general, information reporting will apply to dividends on our common shares and the proceeds of the sale or other disposition of our common shares unless a U.S. Holder is an exempt recipient, such as a corporation. Backup withholding will apply to those payments if a U.S. Holder fails to provide a taxpayer identification number and comply with certain certification procedures or otherwise fails to establish an exemption from backup withholding. If backup withholding applies, the relevant intermediary must withhold U.S. federal income tax on those payments at a current rate of 28%. Any amount withheld under the backup withholding rules will be allowed as a refund or credit against a U.S. Holder's U.S. federal income tax liability, provided the required information is furnished to the IRS in a timely manner.

Unregistered Sales of Equity Securities

Our unregistered sales of equity securities during the year ended December 31, 2006, have previously been reported in reports filed with the Commission.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data in the table below have been selected in part, from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in Canada. The selected financial data should be read in conjunction with those financial statements and the notes thereto.

	Years ended December 31
	2006	2005	2004	2003	2002
	(U.S. $000's, except loss per share)
Results of operations
Gold revenues	$—	$—	$—	$—	$—
Net loss before write-downs	4,171	4,584	4,924	2,745	2,775
Net loss	4,171	4,584	4,924	2,745	2,775
Basic and diluted loss per share	0.16	0.24	0.31	0.22	0.41
Financial position
Working capital	$49,750	$2,642	$6,570	$6,077	$3,507
Total assets	92,731	37,999	32,788	26,280	20,688
Long-term debt and non-current liabilities	4,711	4,144	4,188	4,169	4,665
Shareholders' equity	87,127	33,403	28,344	21,703	15,425

Had our consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would have been reported as follows (see also Note 18 of the Consolidated Financial Statements).

	Years ended December 31
	2006	2005	2004	2003	2002
	(U.S. $000's, except loss per share)
Results of operations
Gold revenues	$—	$—	$—	$—	$—
Net loss before write-downs	6,810	5,353	5,897	3,380	5,773
Net loss	6,810	5,353	5,897	3,380	5,773
Basic and diluted loss per share	0.24	0.28	0.37	0.26	0.85
Financial position
Working capital	$50,291	$2,738	$6,644	$6,307	$3,507
Total assets	79,367	26,825	22,775	18,086	12,814
Long-term debt and non-current liabilities	4,711	4,144	4,188	4,169	4,665
Shareholders' equity	73,763	22,229	18,331	13,509	7,551

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2006, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference to Note 17 to the consolidated financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements. All amounts stated herein are in U.S. dollars, unless otherwise noted.

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

Our holdings include the Maverick Springs, Mountain View, Hasbrouck, Three Hills and Wildcat projects and the Hycroft mine, all in Nevada; the Long Valley project in east central California; the Yellow Pine project in Idaho; the Paredones Amarillos and the Guadalupe de los Reyes projects in Mexico; the Amayapampa project in Bolivia; the Mt. Todd gold mine in Australia; the Awak Mas project in Indonesia; and the 53 F.W. Lewis, Inc. properties located in Nevada and Colorado. We also own approximately 25% of the shares of Zamora Gold Corp., a company exploring for gold in Ecuador.

In September 2006, we entered into the Arrangement Agreement with Carl Pescio, Janet Pescio and our wholly-owned subsidiary, Allied Nevada, pursuant to which the parties agreed to undertake a transaction that would result in our transfer of our Nevada-based mining properties and related assets into Allied Nevada and the Pescios' transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all to be carried out pursuant to an Arrangement. See "Item 1. Business—Significant Developments in 2006—Entry into Arrangement and Merger Agreement for Proposed Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescios".

Outlook

Gold prices started 2006 at $521 per ounce and finished the year at $636 per ounce as quoted on the London Exchange. This rise of approximately 22% during the year reflected factors such as rising oil prices, global instability, real and threatened terrorism activities, the war in Iraq, and the rise and demand for investment and jewelry. Current prices are at a 25-year high and no assurance can be given that such prices will be sustained.

At the end of 2006, we owned or controlled thirteen properties containing mineralized material. We expect that emphasis on gold project acquisition will continue in the future. In addition, through exploration drilling and engineering studies, we believe that additional value can be added to most of the projects by advancing them closer to a production decision.

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

With respect to our current property holdings, aggregate expenditures for purchase installments, to maintain options and conduct exploration activities are currently anticipated being approximately $677,600 in 2007 and $427,600 in 2008 (including $177,600 for both 2007 and 2008, with respect to our Nevada properties that we currently hold but anticipate transferring to Allied Nevada assuming completion of the Arrangement transaction described above). At present, we would anticipate raising funds to meet these long-term obligations through equity private placements, or joint venture efforts or sale of properties currently controlled. In subsequent years, we anticipate that we will need to raise additional capital to meet property purchase installment obligations and scheduled payments on those properties that we decide to retain under option. Further, additional capital would be necessary to acquire properties and conduct exploration drilling and re-engineering studies on current and newly acquired properties. However, there can be no assurance that we will be successful in efforts to raise additional capital.

Results from Operations

Summary

Our 2006 consolidated net loss was $4.2 million or $0.16 per share compared to the 2005 consolidated net loss of $4.6 million or $0.24 per share for a net decrease of $0.4 million. The decrease of $0.4 million in 2006 is primarily due to increased interest income of $1.0 million resulting from an increase in interest earned on our liquid bank account and the Hycroft restricted cash account, partially offset by increased corporate administration and investor relations costs of $0.6 million.

As compared to a consolidated net loss of $4.9 million or $0.31 per share in 2004, the 2005 consolidated net loss decreased by $0.3 million. The decrease in 2005 is primarily due to decreased stock-based compensation expense of $0.6 million resulting from fewer stock option grants during 2005 as compared to 2004 and increased interest income of $0.2 million due to increased investment in our liquid savings account, partially offset by increased exploration and property evaluation costs of $0.1 million and increased general and administrative costs of $0.2 million.

Gold production and revenue

The Hycroft mine is on care and maintenance. Mining activities were suspended at Hycroft in 1998 and, as expected, gold production has ceased. Effective at the beginning of fiscal 2002, gold production was considered incidental to the activities at the Hycroft mine and reporting the associated sales proceeds as revenue was no longer warranted. Accordingly, gold revenues in 2006, 2005 and 2004 therefore were nil. Recorded 2006, 2005 and 2004 production costs are therefore nil.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $1,908,000 during the year ended December 31, 2006, compared with $1,836,000 for the same period in 2005. The principal variances from the 2005 year are as follows:

  •
  An increase in holding costs at the Hycroft mine of $53,969;

  •
  An increase in holding costs at the Amayapampa mine of $79,030;

  •
  An increase in holding costs for the Awak Mas Project of $197,121;

  •
  A decrease in general development costs of $325,044; and

  •
  A decrease in holding costs at the Paredones Amarillos Project of $27,324.

As well, we incurred holding costs of $44,961 and $50,484, with respect to the Mt. Todd gold mine and the F.W. Lewis, Inc. properties, neither of which had any costs associated with them during 2005.

Exploration, property evaluation and holding costs increased to $1,836,000 during the year ended December 31, 2005, compared with $1,707,000 for the same period in 2004. The principal variances from 2004 are as follows:

  •
  An increase in holding costs at the Paredones Amarillos Project of $99,150;

  •
  An increase in general development costs of $166,913;

  •
  A decrease in holding costs at the Hycroft mine of $143,802; and

  •
  A decrease in holding costs at the Amayapampa mine of $25,411.

As well, we incurred holding costs of $32,165 with respect to the Awak Mas Project which was not among our property holdings in 2004.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $2,892,000 during the year ended December 31, 2006, compared to $2,345,000 in 2005. The principal variances pertaining to the comparative twelve-month period in 2005 are as follows:

  •
  During 2006, we paid $241,154 to an outside consultant, to assist with our compliance with internal control over financial reporting and related requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

  •
  During 2006, we expensed loan fees of $79,781 that were held as prepaid items as of December 31, 2005. These loan fees were associated with the non-binding term sheet for a Bridge Credit Facility that we had entered into in December 2005.

  •
  During 2006, audit and tax fees increased $85,166 as compared to 2005. The increase is mostly due to additional audit fees related to requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

  •
  During 2006, compliance fees increased $66,446 as compared to 2005. The increase is mostly due to increased regulatory filing fees due to increased regulatory filings throughout the year.

The remaining variance can be attributed to higher labor costs in 2006 as compared with 2005, which is partially offset by decreased investor relations costs in 2006 due to a mass mailing that was completed during 2005.

Corporate administration and investor relations costs increased to $2,345,000 during the year ended December 31, 2005, compared to $2,116,000 in 2004, representing an increase of $229,000. This increase is primarily the result of a more comprehensive investor relations program that included a mass mailing campaign during 2005.

Depreciation and amortization

Depreciation and amortization was approximately $241,000 in 2006, $221,000 in 2005 and $207,000 in 2004. In each case, there was no significant change in the depreciation and amortization costs from the previous year.

Stock-based compensation

Stock-based compensation increased to $791,000 for the year ended December 31, 2006, compared to $415,000 for the 2005. The increase of $376,000 is mostly due to the following:

  •
  During 2006, 230,000 stock options were issued to employees and directors of Vista Gold Corp. which resulted in an increase to stock compensation expense of $534,229 for the immediately vested portion. During 2005, 85,000 stock options were issued to employees of Vista Gold Corp. which resulted in an increase to stock compensation expense of $116,967 for the immediately vested portion.

  •
  During 2006, compensation expense associated with stock options issued in prior periods was $261,673 as compared to $302,280 for 2005.

Stock-based compensation decreased to $415,000 for the year ended December 31, 2005, compared to $1,019,000 for 2004. The decrease of $604,000 is mostly due to granting of 85,000 stock options with a recorded fair-value expense of $116,967 during 2005 as compared to the granting of 423,000 stock options with a recorded fair-value expense of $805,904.

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

Other Income and Expenses

Loss/Gain on disposal of marketable securities

In 2006, we realized a gain on disposal of marketable securities of $190,000, compared to a gain of $40,000 in 2005. In 2005, we realized a gain on disposal of marketable securities of $40,000, compared to a loss of $5,000 in 2004.

At December 31, 2006, we held marketable securities available for sale with a book value of $790,885. We purchased the securities for investing purposes with the intent to hold the securities until such time that it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment.

Gain on disposal of assets

There were no gains from the disposal of assets recorded during 2006. Net gains of $7,000 on disposal of assets were recorded in 2005 as compared to net gains of $8,000 in 2004, in both cases resulting from the sale of equipment at the Hycroft mine.

Interest income and expense

During 2006, 2005, and 2004, we did not incur any interest expense as we had no commercial debt during these years.

During the respective years ended December 31, 2006, 2005 and 2004, we realized $1,212,298, $252,819 and $80,247 in interest income. The increases are the result of an increase in interest earned on our liquid savings account and the Hycroft restricted cash account, as follows:

  •
  During the year ended December 31, 2006, interest earned on our liquid savings account was $986,166 and interest earned on the Hycroft restricted cash account was $223,251.

  •
  During the year ended December 31, 2005, interest earned on our liquid savings account was $118,597 and interest earned on the Hycroft restricted cash account was $136,610.

  •
  During the year ended December 31, 2004, interest earned on our liquid savings account was $47,312 and interest earned on the Hycroft restricted cash account was $33,354.

For both 2006 and 2005, the increased interest earned on our liquid savings account can be attributed to higher cash balances that became available to be invested during the respective periods due to private placement financings and stock option and warrant exercises. For 2006, the increase in interest earned on the Hycroft restricted cash account is attributable to higher interest rates attained during 2006. For 2005, the increase is due to a higher cash balance throughout the year subject to interest as compared to 2004 when we were making payments to the account and less money was available to earn interest.

Financial Position, Liquidity and Capital Resources

Cash used in Operations

Net cash used in operating activities was level with $3.4 million in 2006, 2005 and 2004. In each case, there was no significant change in the cash used in operations from the previous year.

Investing Activities

Net cash used in investing activities in 2006 was $4.2 million compared to $8.4 million in 2005 and $6.1 million in 2004. The decrease of $4.2 million in 2006 can be attributed to a decrease of $5.6 million for the acquisitions of subsidiaries net of cash, reflecting the cash expended as partial consideration for the acquisition of the Mt. Todd gold mine for $1.3 million in 2006 as compared to the acquisition of the Awak Mas project for $1.6 million, and $5.3 million cash expended as partial consideration for the acquisition of F. W. Lewis, Inc. properties in 2005. This decrease is offset by an increase in property expenditures during 2006 of $1.1 million.

The increase of $2.3 million in 2005 can be attributed primarily to an increase of $6.9 million for the acquisitions of subsidiaries net of cash, reflecting the acquisition of the Awak Mas project for $1.6 million, and $5.3 million cash expended as partial consideration for the acquisition of F.W. Lewis, Inc. properties in 2005, which was offset by a decrease of $3.1 million due to expenditures for the restricted cash account that was established in 2004 and a decrease of $1.5 million due to a premium payment in 2004 for the Hycroft reclamation bond.

Financing Activities

We received net cash from financing activities of $54.3 million in 2006 compared to net cash provided from financing activities of $7.9 million in 2005 and $9.8 million in 2004.

The increase of $1.8 million for prepaid acquisition costs in 2006 as compared to 2005 and 2004 is due to costs incurred in connection with the proposed Arrangement (see—"Other—Entry into Arrangement and Merger Agreement for Proposed Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held By Pescios"). Once the Arrangement is completed, these costs will offset any gain that we realize.

In February 2006, we completed a $3.3 million private placement consisting of 649,684 equity units, each priced at $5.05. Each equity unit consisted of one common share and one warrant (see Consolidated Financial Statements—Note—8). These gross proceeds were offset by costs to register the shares of $66,112 and legal expenses of $30,719 for net proceeds of $3.2 million.

In November 2006, we completed a $31.2 million public offering of 3,668,100 common shares priced at $8.50 per share. These gross proceeds were offset by an agents' commission of $1,558,943 (representing 5% of gross proceeds), agents' fees of $148,000, other offering expenses of $89,178 for net cash proceeds of

$$29.4 million. We also issued compensation warrants to two agents. The value of the warrants issued, using the Black-Scholes method, is $531,000. Net proceeds after non-cash costs were $28.9 million.

In September 2005, we completed a $7.8 million private placement financing consisting of 2,168,812 equity units, each priced at $3.60. Each equity unit consisted of one common share and one warrant (See Consolidated Financial Statements—Note 8(j)). These gross proceeds were offset by a 6% cash finder's fee totaling $468,463 paid in connection with the private placement. We also issued as a finder's fee 216,881 warrants, that number being 10% of the number of units issued in the private placement. The value of the warrants issued as a finder's fee, using the Black-Scholes method, is $401,000. We also paid direct costs connected with this private placement of $175,457, for net proceeds of $7.2 million.

In September 2004, we completed a $6.5 million private placement financing consisting of 1,966,456 equity units, each priced at $3.30. Each equity unit consisted of one common share and one warrant (See Consolidated Financial Statements—Note 8(f)). These gross proceeds were offset by a 5% cash finder's commission totaling $324,465 paid in connection with the private placement and direct costs connected with this private placement of $131,535, for net proceeds of $6.1 million.

Warrants exercised during 2006 produced cash proceeds of $22,745,000 as compared to $750,000 in 2005 and $3,080,000 in 2004. During 2006, $7,231,000 in cash proceeds was from exercises of the September 2005 private placement warrants. There were no exercises of the September 2005 warrants during 2005 or 2004. Also, during 2006, $9,281,000 in cash proceeds was from exercises of the September 2004 private placement warrants. There were no exercises of these warrants during 2005 or 2004. During 2006, the remaining February 2003 private placement warrants were exercised for cash proceeds of $3,982,000 as compared to $286,000 in 2005 and $601,000 in 2004. Also during 2006, $2,251,000 in cash proceeds was from exercises of the February 2002 private placement warrants as compared to $464,000 in 2005 and $628,000 in 2004. During 2004, the remaining December 2002 private placement warrants were exercised for cash proceeds of $287,000 and in 2003 warrant exercises from this private placement produced cash of $2.8 million. Also in 2004, exercises of warrants issued by the Corporation as partial consideration for the acquisition of Minera Paredones Amarillos resulted in cash proceeds of $1.6 million. (See Consolidated Financial Statements—Notes 8 and 9).

The exercise of stock options produced cash of $808,000 during 2006 as compared to $25,000 during 2005 and $734,000 in 2004. (See Consolidated Financial Statements—Note 8).

Liquidity and Capital Resources

At December 31, 2006, our total assets were $92.7 million as compared to $38.0 million and $32.8 million for 2005 and 2004, respectively. Long-term liabilities as of December 31, 2006, totaled $4.7 million as compared to $4.1 million in 2005 and $4.2 million in 2004. At the same date in 2006, we had working capital of $49.8 million compared to $2.6 million in 2005 and a $6.6 million in 2004.

Our working capital of $49.8 million as of December 31, 2006, increased from 2005 by $47.2 million as compared to a decrease from 2004 to 2005 of $4.0 million. The principal component of working capital for both 2006 and 2005 is cash and cash equivalents of $48.7 million and $2.0 million, respectively. Other components include marketable securities (2006—$791,000; 2005—$468,000), notes and accounts receivable (2006—$748,000; 2006—$68,000) and other liquid assets (2006—$406,000; 2005—$531,000). The increase of $47.2 million in working capital from 2006 to 2005 relates to cash proceeds received from the February 2006 private placement, cash proceeds received from the November 2006 public offering of Common Shares and cash proceeds from the exercises of warrants and stock options. At December 31, 2006, we held no debt with banks or financial institutions. Remaining amounts for liabilities at year-end 2006 are related to trade and corporate administration.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Annual Report on Form 10-K.

Contractual Obligations

With respect to contractual obligations, we have commitments relating to our leasehold obligations totaling $76,758 over three years (2006— $56,198; 2007—$59,064; 2008—$47,220).

Major cash commitments and discretionary expenses in 2006 are related to exploration, property evaluation, holding costs, corporate administration and investor relations costs of approximately $4.8 million, capitalized property options and expenditure commitments and acquisitions of properties of approximately $3.9 million, for an aggregate cash usage of approximately $8.7 million.

As of December 31, 2006, warrants outstanding to purchase Common Shares of Vista Gold totaled 1,552,434 with a weighted average exercise price of $4.82 and potential gross proceeds of $7.5 million.

Summary of Quarterly Results and 4th Quarter Review
(U.S. dollars in thousands, except per share data)

2006	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net loss	$(776)	$(1,361)	$(926)	$(1,108)
Basic and diluted price per share	(0.02)	(0.05)	(0.04)	(0.05)
2005	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net loss	$(1,206)	$(970)	$(1,450)	$(958)
Basic and diluted price per share	(0.06)	(0.05)	(0.08)	(0.05)

Transactions with Related Parties

Maverick Springs

On June 9, 2003, we entered into an agreement granting Silver Standard Resources Inc. ("SSRI") an option to acquire our interest in the silver mineralized material hosted in the Maverick Springs project. We will retain our 100% interest in the gold mineralized material. The agreement with SSRI is subject to the terms of the purchase agreement between Newmont Mining Corporation and us. Under the agreement, SSRI was to pay $1.5 million over four years, of which $949,823 was paid to us in 2003, $428,481 in 2004 and $144,285 in 2005, completing the $1.5 million obligation. Since SSRI has satisfied the $1.5 million obligation, all costs incurred for Maverick Springs are now being shared by the two corporations as stated below. SSRI and Vista Gold have formed a committee to jointly manage exploration of the Maverick Springs project. We are the operator and have a 45% vote on the committee, and SSRI has a 55% vote. Since SSRI has completed its $1.5 million in payments, future costs will be shared by the two corporations on the same ratio as established for operation of the management committee: Vista Gold 45% / SSRI 55%, subject to standard dilution provisions. (See also Consolidated Financial Statements—Notes 5 and 18).

Amayapampa

In December 2006, we announced that, subject to a number of conditions, we had agreed to loan up to $200,000 by way of a 90-day term loan, bearing interest at a rate of 12% per annum, to Luzon for Luzon to pay down debts already incurred and ongoing expenses in connection with the Amayapampa Project and Luzon's Lipichi project both located in Bolivia. The loan is to be secured by a general security agreement in favor of Vista. In addition, Vista recently entered into a letter of understanding with Luzon and

Republic Gold Limited (Luzon's strategic partner) to reconstitute the affairs of Luzon to ensure that Luzon's strategic development is advanced in the best interest of its shareholders.

Entry into Arrangement and Merger Agreement for Proposed Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescios

As previously reported, on September 22, 2006, we entered into an Arrangement and Merger Agreement (the "Arrangement Agreement") with Carl Pescio, Janet Pescio and Allied Nevada pursuant to which the parties agreed to undertake a transaction that would result in the transfer of our Nevada-based mining properties and related assets into Allied Nevada and the Pescios' transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all to be carried out pursuant to an arrangement under the provisions of the Business Corporations Act (Yukon Territory) (the "Arrangement").

Pursuant to the Arrangement Agreement, among other things:

  •
  We will reorganize our business to split certain Nevada mining properties and related assets (the "Vista Nevada Assets") from our other properties and related assets;

  •
  We will ensure that all of the Vista Nevada Assets are held by our wholly-owned subsidiary, Vista Gold Holdings Inc. ("Vista U.S.") or subsidiaries wholly-owned by Vista U.S. and subsequently transfer all issued and outstanding shares of Vista U.S. and $25 million in cash to Allied Nevada in return for the number of common shares of Allied Nevada equal to 27,500,000 less the number of Option Shares (as defined in the Arrangement Agreement); and

  •
  The Pescios will transfer their interests in certain Nevada mining properties and related assets (the "Pescio Nevada Assets") to Allied Nevada Gold Holdings LLC, a limited liability company incorporated under the laws of Nevada with Allied Nevada as its sole member, in return for 12,000,000 common shares of Allied Nevada and $15 million in cash from Allied Nevada.

In connection with these transfers, our shareholders will exchange each of their Vista Gold common shares and will receive, subject to applicable withholding taxes, (a) one share of a newly created class of Vista Gold common shares, and (b) a pro rata portion of (i) the number of common shares of Allied Nevada ("Allied Nevada Shares") received by Vista Gold as part of the Arrangement less (ii) the number of Allied Nevada Shares retained by Vista Gold to facilitate the payment of any taxes payable in respect of the Arrangement. In addition, holders of options to acquire Vista Gold common shares will exchange their Vista Gold options for options to acquire Allied Nevada Shares and options to acquire newly created Vista Gold common shares and holders of warrants of Vista Gold will have their warrants adjusted in accordance with the terms of the warrants.

Completion of the transaction is subject to a number of conditions, including receipt of all required securityholder, court, regulatory and third party approvals and certain other customary conditions. As discussed below, Vista Gold has received the required securityholder and court approvals. These conditions also include the requirement for us to complete a public equity financing that raises proceeds of not less than $25 million. This requirement has been met. On November 7, 2006 we completed a public equity issuance that resulted in net cash proceeds to us of approximately $29.4 million after payment of agents' fees and offering expenses. See "Financial Position, Liquidity and Capital Resources— Liquidity and Capital Resources" above, and Consolidated Financial Statements 8(m). Of the net proceeds from this offering, we plan to invest the first $25 million in Allied Nevada Shares as described. Allied Nevada will use $15 million of this investment as partial consideration for the purchase of the Pescio Nevada Assets. The remaining $10 million, less costs and expenses or any amounts required to pay amounts owing to us (see discussion below) will be used by Allied Nevada to fund exploration and development projects and ongoing commitments.

In November 2006, we received the securityholder and court approvals required as conditions for completion of the transaction. Our securityholders approved the transaction by the required majorities at a special securityholders' meeting held on November 16, 2006. On November 29, 2006, the Supreme Court of the Yukon Territory granted its Final Order approving the Plan of Arrangement. It is expected that the transaction will close following the receipt of the remaining required approvals, as well as completion of the registration of Allied Nevada's common shares under the Securities Exchange Act of 1934.

Prior to the completion of the transaction, the immediate cash needs of Allied Nevada are being met by loans from Vista Gold pursuant to the Arrangement Agreement, which provides that, prior to the date of completion, we may loan money to Vista U.S. in amounts sufficient to undertake certain activities for the benefit of the business Allied Nevada will operate after the completion of the transaction, including purchase of mineral properties or property interests, payment of amounts necessary to secure the services of a Chief Executive Officer, and purchase of office equipment, software and other miscellaneous items to enable Allied Nevada to commence operations immediately after the completion of the transaction. These loans will bear interest at the rate of 6% per annum and all principal and interest owing by Vista U.S. to us in respect of such loans will be paid in full at the time of completion on behalf of Vista U.S. As of December 31, 2006 this loan amount was $357,201 which included interest of $3,308.

Subsequent Event

Amayapampa

On March 13, 2007, we entered into an agreement with Luzon Minerals Ltd. pursuant to which Vista granted to Luzon (a) for a period ending September 14, 2008 (subject to Luzon's right to extend such date in certain circumstances), an exclusive option to purchase from Vista 90% of its interest in the Amayapampa project, and (b) subject to the exercise of such option to purchase, a right of first offer over Vista's remaining 10% interest in the Amayapampa project, on and subject to the terms of the agreement. This agreement replaces all prior agreements between Vista and Luzon with respect to the Amayapampa project. Luzon's ability to exercise the option to purchase is subject to Luzon satisfying a number of conditions set out in the agreement. Subject to Luzon's right to extend the term of the agreement in certain circumstances, this agreement will terminate on September 14, 2008 unless the option to purchase has been exercised by Luzon prior to such date.

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

Our management regularly reviews the net carrying value of each mineral property. Where information and conditions suggest impairment, estimated future cash flows are calculated using estimated future prices, proven and probable reserves, weighted probable outcomes and operating capital and reclamation costs on an undiscounted basis. If it is determined that the future cash flows are less than the carrying value, a write-down to the estimated fair value is made with a charge to loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if carrying values can be recovered.

Asset retirement obligation and closure costs

The fair value of a liability for our legal obligations associated with the retirement of long-lived assets is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset unless the asset has been previously written-off, in which case the amount is expensed. The fair value of the legal obligation for asset retirement is assessed at the end of each reporting period.

Where we have an insurance policy in place to cover changes in the legal obligations associated with the retirement of long-lived assets which have previously been expensed, increased to the fair value of such obligations are recognized at the end of the period with a corresponding amount recorded as an amount recoverable from the insurance company.

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

As of December 31, 2005 we did not have any deferred stripping costs. Should EIC D56 be adopted, we will continue to defer stripping costs of major mine expansions which allow us to mine reserves not previously included in the reserve base. In 2006, we do not expect to defer any costs associated with mine expansion.

Non-Monetary Transactions

CICA Handbook Section 3831 "Non-Monetary Transactions" will be applicable to us commencing with the 2006 financial year. Reporting of the Corporation's results is not expected to be materially effected by this standard.

Derivative Instruments

In January 2005, the Canadian Institute of Chartered Accountants ("CICA") issued three new standards relating to financial instruments. These standards are applicable for fiscal years beginning on or after October 1, 2006. The Corporation is currently reviewing the impact of these new standards. These standards are as follows:

  1.
  Financial Instruments—Recognition and Measurement, Section 3855

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

Because we have several exploration operations in North America and South America, Australia and in Asia, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations as insignificant monetary amounts are held for immaterial land holding costs related to the properties owned.

We have no debt outstanding, nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management's Responsibility for Financial Information

To the Shareholders of Vista Gold Corp.

The consolidated financial statements are the responsibility of the Board of Directors and management. The accompanying consolidated financial statements of the Corporation have been prepared by management based on information available through March 16, 2007; these consolidated financial statements are in accordance with Canadian generally accepted accounting principles, and have been reconciled to United States generally accepted accounting principles as presented in Note 17.

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

/s/ Michael B. Richings	/s/ Gregory G. Marlier

Michael B. Richings	Gregory G. Marlier
President and Chief Executive Officer	Chief Financial Officer
March 15, 2007	March 15, 2007

PricewaterhouseCoopers LLP PricewaterhouseCoopers Place 250 Howe Street, Suite 700 Vancouver, British Columbia Canada V6C 3S7 Telephone +1 604 806 7000 Facsimile +1 604 806 7806

Independent Auditors' Report
To the Shareholders of Vista Gold Corp.

We have completed an integrated audit of the consolidated financial statements and internal control over financial reporting of Vista Gold Corp. as of December 31, 2006 and audits of the Company's December 31, 2005 and December 31, 2004 consolidated financial statements. Our opinions, based on our audits, are presented below.

Consolidated financial statements

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. as at December 31, 2006 and December 31, 2005, and the related consolidated statements of loss and deficit and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the Company's financial statements as at December 31, 2006 and 2005 and for the three years in the period ended December 31, 2006 in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and December 31, 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in accordance with Canadian generally accepted accounting principles.

Internal control over financial reporting

We have also audited management's assessment, included in Management's Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as at December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

(signed) PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, British Columbia, Canada
March 15, 2007

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	Years ended December 31,
	2006	2005
	(U.S. dollars in thousands)
Assets:
Cash and cash equivalents	$48,698	$2,027
Marketable securities—Note 12	791	468
Accounts receivable	748	64
Supplies inventory, prepaids and other	381	481
Other current assets	25	54

Current assets	50,643	3,094
Restricted cash—Note 3	5,320	5,097
Mineral properties—Note 5	31,749	27,159
Plant and equipment—Note 6	1,130	1,219
Prepaid transaction costs—Note 18	1,841	—
Other long-term receivables	166	8
Reclamation premium costs and other assets—Note 7	1,882	1,422

	42,088	34,905

Total assets	$92,731	$37,999

Liabilities and Shareholders' Equity:
Accounts payable	$167	$141
Accrued liabilities and other	726	311

Current liabilities	893	452
Capital lease obligations	23	34
Asset retirement obligation and closure costs—Note 7	4,688	4,110

Total liabilities	5,604	4,596

Capital stock, no par value:—Note 8
Preferred—unlimited shares authorized; no shares outstanding
Common—unlimited shares authorized; shares outstanding:
2006—31,674,623 and 2005—20,785,262	215,618	158,575
Warrants—Note 9	932	401
Options—Note 10	2,239	1,939
Contributed surplus	253	232
Deficit	(131,915)	(127,744)

Total shareholders' equity	87,127	33,403

Total liabilities and shareholders' equity	$92,731	$37,999

Commitments and contingencies—Note 11
Subsequent event—Note 19

Approved by the Board of Directors

/s/ John M. Clark John M. Clark Director	/s/ C. Thomas Ogryzlo C. Thomas Ogryzlo Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS

	Years ended December 31,
				Cumulative during Exploration Stage
	2006	2005	2004
	(U.S. dollars in thousands, except share data)
Costs and expenses:
Exploration, property evaluation and holding costs	$1,908	$1,836	$1,707	$7,083
Corporate administration and investor relations	2,892	2,345	2,116	10,211
Depreciation and amortization	241	221	207	955
Provision for reclamation and closure costs	—	—	—	1,048
Write-down of mineral properties	2	76	—	78
Cost recoveries related to USF&G lawsuit	—	—	—	(240)
Interest income	(1,212)	(253)	(80)	(1,571)
Gain on disposal of assets	—	(7)	(8)	(98)
Other income	(236)	(13)	(42)	(313)
Stock-based compensation	791	415	1,019	2,279
(Gain)/loss on currency translation	(25)	4	—	23
(Gain)/loss on disposal of marketable securities	(190)	(40)	5	(256)

Total costs and expenses	4,171	4,584	4,924	19,199

Net loss	$(4,171)	$(4,584)	$(4,924)	$(19,199)

Weighted average number of shares outstanding	26,142,324	18,813,193	15,955,318
Basic and diluted loss per share	$(0.16)	$(0.24)	$(0.31)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF DEFICIT

	Years ended December 31,
	2006	2005	2004
	(U.S. dollars in thousands)
Deficit, beginning of period	$(127,744)	$(123,160)	$(117,265)
Stock-based compensation	—	—	(971)

Deficit, beginning of period, as restated	(127,744)	(123,160)	(118,236)
Net loss	(4,171)	(4,584)	(4,924)

Deficit, end of period	$(131,915)	$(127,744)	$(123,160)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
				Cumulative during Exploration Stage
	2006	2005	2004
	(U.S. dollars in thousands)
Cash flows from operating activities:
Loss for the period	$(4,171)	$(4,584)	$(4,924)	$(19,199)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	241	221	207	955
Amortization of reclamation premium costs	119	119	119	357
Provision for asset retirement obligation and closure costs	—	—	—	1,048
Asset and retirement obligation and closure costs accrued, net	68	—	19	74
Write-down of mineral properties	2	76	—	78
Stock-based compensation	791	415	1,019	2,279
Gain on disposal of assets	—	(7)	(8)	(98)
Cost recoveries related to USF&G lawsuit	—	—	—	(240)
Write-down of marketable securities	—	—	—	118
Gain on disposal of marketable securities	(190)	(40)	5	(374)
Loss on currency translation	—	—	—	44
Other non-cash items	(186)	—	—	(66)
Change in operating assets and liabilities:
Accounts receivable	(590)	306	297	(449)
Supplies inventory, prepaids and other	112	17	(133)	5
Accounts payable and accrued liabilities and other	373	98	48	(548)

Net cash used in operating activities	(3,431)	(3,379)	(3,351)	(16,016)
Cash flows from investing activities:
Restricted cash—Note 3	(223)	(136)	(3,277)	(5,320)
Acquisition of marketable securities	(454)	(98)	(53)	(645)
Proceeds from sale of marketable securities	379	79	8	726
Additions to mineral properties, net of cost recoveries	(2,446)	(1,336)	(1,081)	(7,797)
Acquisition of mineral property—Note 4	(1,269)	(6,936)	—	(8,205)
Additions to plant and equipment	(164)	(31)	(1,705)	(1,961)
Proceeds on disposal of plant and equipment	—	10	8	264

Net cash used in investing activities	(4,177)	(8,448)	(6,100)	(22,938)
Cash flows from financing activities:
Net proceeds from equity financings—Note 8	32,567	7,163	6,033	54,409
Proceeds from exercise of warrants—Note 8	22,745	750	3,080	32,470
Proceeds from exercise of stock options—Note 8	808	25	734	1,940
Prepaid transaction costs—Note 18	(1,841)	—	—	(1,841)

Net cash provided by financing activities	54,279	7,938	9,847	86,978
Net increase/(decrease) in cash and cash equivalents	46,671	(3,889)	396	48,024

Cash and cash equivalents, beginning of period	2,027	5,916	5,520	674

Cash and cash equivalents, end of period	$48,698	$2,027	$5,916	$48,698

Supplemental disclosure with respect to Cash Flow—Note 13

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

2. Significant accounting policies

(a)
Generally accepted accounting principles

The consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in Canada. For the purposes of these financial statements, these principles conform, in all material respects, with generally accepted accounting principles in the United States, except as described in Note 17.

(b)
Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All material intercompany transactions and balances have been eliminated. The Corporation's subsidiaries and percentage ownership in these entities as of December 31, 2006 are:

Ownership
Vista Gold Holdings, Inc. and its wholly-owned subsidiaries	100%
Hycroft Resources & Development, Inc. and its wholly-owned subsidiary Hycroft Lewis Mine, Inc.
Vista Gold U.S., Inc.
Vista California, LLC
Vista Nevada Corp.
Idaho Gold Resources LLC
Victory Gold Inc. and its wholly-owned subsidiary Victory Gold Exploration Inc.
Allied Nevada Gold Corp. and its wholly-owned subsidiary	100%
Allied Nevada Gold Holdings LLC
Granges Inc. (previously called Granges (Canada) Inc.)	100%
Minera Paredones Amarillos S.A. de C.V.	100%
Vista Gold (Antigua) Corp. and its wholly-owned subsidiary	100%
Compania Inversora Vista S.A. and its wholly-owned subsidiaries
Minera Nueva Vista S.A.
Compania Exploradora Vistex S.A.
Vista Gold (Barbados) Corp. and its wholly-owned subsidiary	100%
Salu Siwa Pty. Ltd and its wholly-owned subsidiary
PT Masmindo Dwi
Vista Minerals (Barbados) Corp. and its wholly-owned subsidiary	100%
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

(d)
Foreign currency translation

The Corporation's executive office is located in Littleton, Colorado and the U.S. dollar is the functional currency of the Corporation's business. Accordingly, all amounts in these consolidated financial statements of the Corporation are expressed in U.S. dollars, unless otherwise stated.

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

(h)
Marketable securities

Marketable securities are carried at the lower of cost or quoted market value.

(i)
Mineral properties

Mineral property acquisition costs and exploration and development expenditures are recorded at cost and are deferred until the viability of the property is determined. No properties have reached the development stage at this time. General overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. If a project is put into production, capitalized costs are depleted on the unit of production basis.

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

(k)
Asset retirement obligation and closure costs

The fair value of a liability for the Corporation's legal obligations associated with the retirement of long-lived assets is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset unless the asset has been previously written off, in which case the amount is expensed. The fair value of the legal obligation for asset retirement is assessed as the end of each reporting period.

Where the Corporation has an insurance policy in place to cover changes in the legal obligations associated with the retirement of long-lived assets which have previously been expensed, increases to the fair value of such obligations are recognized at the end of the period with a corresponding amount recorded as an amount recoverable from the insurance company.

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

When an employee or non-employee is granted stock options, the fair value of the immediately vested portion is expensed and included within the stock options balance within equity. As to the options vesting, the fair-value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. When an employee or non-employee exercises stock options, then the fair-value of the options on the date of the grant is transferred to common stock. When options are cancelled, the vested fair-value balance of the stock options is transferred to contributed surplus. When stock options are forfeited prior to becoming fully vested, any expense and fair-value previously recorded are reversed out accordingly. When options expire, the related fair-value is transferred to contributed surplus.

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

3. Restricted Cash

The Corporation has pledged cash as collateral totaling $5.3 million (2005—$5.1 million) to the U.S. Bureau of Land Management, Nevada State Office, to cover increased reclamation cost estimates at the Hycroft mine (Note 7—Asset retirement obligation and closure costs).

4. Acquisition of Mineral Properties

Mt. Todd Gold Mine, Northern Territory, Australia

Effective March 1, 2006, the Corporation and its subsidiary Vista Gold Australia Pty Ltd. ("Vista Australia") entered into agreements with Ferrier Hodgson, the Deed Administrators for Pegasus Gold Australia Pty Ltd. ("Pegasus"), the government of the Northern Territory of Australia and the Jawoyn Association Aboriginal Corporation ("JAAC") and other parties named therein, subject to regulatory approvals, to purchase a 100% interest in the Mt. Todd gold mine (also known as the Yimuyn Manjerr gold mine) in the Northern Territory, Australia. Under these agreements, the Corporation is guarantor of the obligations of its subsidiary Vista Australia.

As part of the agreements, Vista Australia agreed to pay Pegasus, AU $1.0 million (USD $739,600) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory's costs of management and operation of the Mt. Todd site up to a maximum of approximately AU $375,000 (approximately $277,500) during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years. Additionally, the Corporation agreed to issue common shares with a value of CDN $1.0 million (amounting to 177,053 common shares valued at $877,466) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production. During March 2006, the Corporation transferred $1,021,322 to an escrow account. The amount represented the $739,600 purchase price (AU $1.0 million), the $100,000 finder's fee that the Corporation agreed to pay to Prime Corporate Finance Pty Limited in connection with the transaction, $131,525 (AU $177,837) in back rents and $50,197 (AU $69,048) for stamp duty assessments in order to register the title in Vista Australia's name. During June 2006, the transactions contemplated under the agreements were completed and the funds held in escrow were released to the ultimate vendors and the common shares were issued to the JAAC.

As the acquisition of the Mt. Todd gold mine did not meet the definition of a business under the Emerging Issues Committee Abstract No. 124, "Definition of a Business," the Corporation has accounted for the acquisition as a purchase of net assets with the consideration issued assigned as follows:

Purchase Price:
Cash	$739,600
Common stock	877,466
Acquisition costs	528,600

$2,145,666

Assets acquired:
Mineral properties	$2,145,666

Net assets acquired	$2,145,666

As of December 31, 2006, the consolidated capitalized mineral property costs for the Mt. Todd gold mine were $2,875,415.

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

The acquisition of the Awak Mas Project involved the Corporation's purchase, through its wholly-owned subsidiary Vista Gold (Barbados) Corp. ("Vista Barbados"), of all of the outstanding shares of Salu Siwa Pty Ltd, an Australian company ("Salu Siwa") from the two owners of Salu Siwa: Weston Investments Pty Ltd., an Australian company ("Weston") and Organic Resource Technology Limited, an Australian company ("ORT"). Weston and ORT respectively owned 66% and 34% of the outstanding Salu Siwa shares. Salu Siwa in turn owns 99% of the outstanding shares of PT Masmindo Dwi, an Indonesian company ("PT Masmindo"), which is the direct holder of the Awak Mas Project. The remaining 1% of the outstanding PT Masmindo shares is held by ORT. Transfer of this remaining 1% to Vista Barbados is subject to any approvals, consents or other statutory requirements of the Indonesian authorities that will be required to effect the completion of such share purchase. On August 16, 2006, the transfer of the remaining 1% was completed.

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

Included in the package (100% retained by the Corporation) is a property in the Battle Mountain, Nevada Mining District. This property is subject to pre-existing agreements with Madison Minerals Inc. (formerly Madison Enterprises Corp.) ("Madison") and Great American Minerals Exploration (Nevada) LLC ("Great American"). These agreements involve payments of $3,000 per month minimum royalty payments to Victory Gold, minimum exploration commitments of $250,000 per year, and an option to purchase the property for $2.0 million payable by December 31, 2007, with a retained 5% gross royalty on gold and a 4% NSR royalty on other metals, and with annual advance minimum royalty payments of $60,000 commencing on exercise of the purchase option. Madison and Great American also have an option to purchase the royalties from Victory Gold for $4.0 million in the first year following the date of exercise of the purchase option and escalating by $500,000 each year thereafter.

As F.W. Lewis, Inc. did not the meet the definition of a business, the Corporation has accounted for the acquisition as a purchase of net assets with the consideration issued assigned as follows:

Purchase price:
Cash	$5,250
Common stock	1,218
Acquisition costs	74

$6,542
Assets acquired:
Current assets	$4
Plant and equipment, net	18
Mineral properties, including the Hycroft production royalty	6,524
Non-current asset	8

$6,554
Liabilities assumed:
Non-current liabilities	$12

Net Assets Acquired	$6,542

5. Mineral Properties

	December 31, 2006			December 31, 2005
	Cost	Accumulated Amortization and Write-downs	Net	Cost	Accumulated Amortization and Write-downs	Net
	(U.S. dollars in thousands)
Maverick Springs, United States	$1,471	$—	$1,471	$1,183	$—	$1,183
Mountain View, United States	854	—	854	805	—	805
Long Valley, United States	641	—	641	418	—	418
Wildcat, United States	1,017	—	1,017	998	—	998
Hasbrouck and Three Hills, United States	386	—	386	375	—	375
Yellow Pine, United States	593	—	593	395	—	395
Paredones Amarillos, Mexico	3,218	—	3,218	3,117	—	3,117
Guadalupe de los Reyes	1,249	—	1,249	1,131	—	1,131
Amayapampa, Bolivia	57,220	46,894	10,326	57,220	46,894	10,326
Awak Mas, Indonesia—Note 4	2,590	—	2,590	1,837	—	1,837
Hycroft mine, United States	21,917	21,917	—	21,917	21,917	—
F.W. Lewis, Inc. Properties, United States—Note 4	2,968	—	2,968	3,024	—	3,024
Hycroft Royalty, United States—Note 4	3,500	—	3,500	3,500	—	3,500
Mt. Todd, Australia—Note 4	2,875	—	2,875	—	—	—
Other	61	—	61	126	76	50

	$100,560	$68,811	$31,749	$96,046	$68,887	$27,159

Measurement Uncertainty

The Corporation believes that the fair value of its mineral properties exceeds the carrying value; however, a write-down in the carrying values of one or more of the Corporation's properties may be required as a result of evaluation of gold resources and application of an impairment test which is based on estimates of gold resources and gold prices.

	2005	2006
	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Cost recovery	Write-offs	Year to date activity	December 31, ending balance
	(U.S. dollars in thousands)
Maverick Springs, United States	$1,183	$—	$100	$530	$(342)	$—	$288	$1,471
Mountain View, United States	805	—	25	24	—	—	49	854
Long Valley, United States	418	—	200	23	—	—	223	641
Wildcat, United States	998	—	—	19	—	—	19	1,017
Hasbrouck and Three Hills, United States	375	—	—	11	—	—	11	386
Yellow Pine, United States	395	—	100	98	—	—	198	593
Paredones Amarillos, Mexico	3,117	—	—	101	—	—	101	3,218
Guadalupe de los Reyes, Mexico	1,131	—	100	18	—	—	118	1,249
Amayapampa, Bolivia	10,326	—	—	—	—	—	—	10,326
Awak Mas, Indonesia—Note 4	1,837	—	—	779	(26)	—	753	2,590
F.W. Lewis, Inc. Properties, United States—Note 4	3,024	—	—	38	(94)	—	(56)	2,968
Hycroft Royalty, United States—Note 4	3,500	—	—	—	—	—	—	3,500
Mt. Todd, Australia—Note 4	—	2,146	—	729	—	—	2,875	2,875
Other	50	—	—	84	(71)	(2)	11	61

	$27,159	$2,146	$525	$2,454	$(533)	$(2)	$4,590	$31,749

On July 21, 2006, the Corporation and Nevgold, formerly Hatton Capital Corporation ("Hatton") entered into a letter of intent dated July 20, 2006 pursuant to which Hatton would acquire three of the Corporation's fully amortized mineral exploration properties located in Manitoba and Ontario, Canada, for consideration of 1,000,000 Hatton common shares to be issued at a deemed price of CDN $0.375 per share for an aggregate value of CDN $375,000 (approximately $328,515). On September 11, 2006, the Corporation completed the transaction. On October 6, 2006, 100,000 shares were issued to the Corporation. Pursuant to the agreement with Hatton, the remaining 900,000 shares are held in escrow and 15% of the remaining share balance will be issued every six months over a three year period. The fair value of the CDN $337,500 shares outstanding is $260,391, of which $94,290 is included in current receivables and $166,101 as other long-term receivables.

(a)
Maverick Springs

The Maverick Springs gold and silver project, southeast of Elko, Nevada, was acquired on October 7, 2002, from Newmont Mining Corporation ("Newmont"). The total cost for the Maverick Springs project included a cash payment of $250,000; the issuance of 141,243 equity units, each unit comprised of one common share and a two year warrant, valued at $405,000 and $95,000, respectively (Notes 8(g) and 10); and the issuance of 122,923 equity units on October 7, 2003, each unit comprised of one common share and a two year warrant, valued at $500,000 and $111,058, respectively (Notes 8(g) and 10). Newmont retained a 1.5% net smelter returns royalty or the right to acquire 51% of the project after four years by paying the Corporation cash equaling 200% of the aggregate expenditures made by the Corporation on the project. In January 2007, Newmont informed the Corporation that it would not be exercising this right.

Maverick Springs is subject to a lease agreement (the "Artemis lease"), between Newmont and Artemis Exploration Company. The Artemis lease was entered into on October 1, 2001, and the key terms include: payment of advanced minimum royalties of $50,000 on October 1, 2003 (which was paid), and advanced minimum royalties of $100,000 on October 1, 2004 (which was paid), $100,000 on October 1, 2005 (which was paid), $100,000 on October 1, 2006 (which was paid) and each year thereafter while the agreement is in effect; work commitments of 6,400 feet of exploration drilling, on or before November 15, 2002, October 1, 2003 and October 1, 2004 (these commitments have been met), a preliminary economic evaluation to be conducted by October 1, 2004 which was extended to April 7, 2005 (this has been completed); and a net smelter returns royalty based on a sliding scale ranging from 2% to 6%, depending on gold and silver prices at the time of production.

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

During the years ended December 31, 2006 and 2005, the Corporation recorded $342,308 and $144,285 in recoveries from SSRI, of which $96,420 is included in accounts receivable (See also Note 18). The total recoveries to date from SSRI are $1,864,569.

(b)
Mountain View

The Mountain View gold project, located west of the Hycroft mine, was acquired on October 7, 2002, from Newmont Capital Limited ("Newmont Capital"). The total cost for the Mountain View project included cash payments of $50,000, and the issuance of 56,497 equity units, each unit comprised of one common share and a two year warrant, valued at $200,000 (Notes 8 and 9). Newmont Capital retained a 1.5% net smelter returns royalty or the right to acquire 51% of the project after four years by paying the Corporation cash equaling 200% of the aggregate expenditures made by the Corporation on the project. In January 2007, Newmont informed the Corporation that it would not be exercising this right.

(c)
Long Valley

The Corporation entered into an option agreement on January 22, 2003, with Standard Industrial Minerals, Inc. ("Standard"), to acquire Standard's 100% interest in the Long Valley gold project in east central California, for an aggregate purchase price of $750,000 which was paid over a five-year period, with annual payments paid as follows: $100,000 paid on each of January 15, 2003, 2004, and 2005; $200,000 paid on January 22, 2006, and $250,000 paid on January 22, 2007. Accordingly as of January 2007, the Corporation

acquired 100% of the Long Valley project, which is held through the Corporation's indirect wholly-owned subsidiary, Vista Gold California, LLC. Royal Gold, Inc. has a 1% net smelter returns royalty on the project.

(d)
Wildcat

The Corporation executed formal purchase agreements during the fourth quarter of 2003 to acquire the Wildcat project, located in Pershing County, Nevada, in three separate transactions.

On September 23, 2003, the Corporation purchased 71 unpatented mining claims for $200,000 upon signing and $300,000 on August 11, 2004. On commencement of commercial production, the Corporation will make a one-time production payment in the amount of $500,000. Thirteen of the claims are subject to an underlying 0.4% net smelter returns royalty, and the remaining 58 claims are subject to an underlying 1% net smelter returns royalty.

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

(e)
Hasbrouck/Three Hills

On May 23, 2003, the Corporation executed a purchase agreement with Newmont Capital, a subsidiary of Newmont, which includes the Hasbrouck property and the Three Hills property, which lies approximately 4.5 miles to the north-northwest. The total cost for the Hasbrouck/Three Hills project included cash payments of $50,000 and the issuance of 50,475 Common Shares valued at $200,000. Newmont Capital, at its option, would retain either: (a) a 2% net smelter returns royalty in each project together with the right to a $500,000 cash payment at the start of commercial production at either project and a further $500,000 cash payment if, after the start of commercial production, the gold price averages $400 per ounce or more for any three-month period; or (b) the right to acquire 51% of either or both projects. The latter right would be exercisable only after the later of four years or the time when the Corporation has incurred aggregate cash expenditures of $1,000,000 on either or both properties. The Corporation's contribution to the joint venture during this period is capped at $5.0 million, $3.0 million of which Newmont Capital would finance for the Corporation and recover, with interest, exclusively from related project cash flows. The Corporation would also grant Newmont Capital a right of first offer with respect to subsequent sale of the projects by the Corporation. An additional 1.5% net smelter royalty on the Hasbrouck property is held by a private party.

(f)
Yellow Pine

On November 7, 2003, Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of the Corporation entered into an Option to Purchase Agreement for a nine year option to purchase 100% of the Yellow Pine gold project for $1.0 million. Idaho Gold made an option payment of $100,000 upon execution of the agreement, an option payment of $100,000 on each of the first, second and third anniversary dates of the agreement. The agreement calls for Idaho Gold to make six more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1.0 million. If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1.0 million. Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the seventeen claims are subject to an underlying 5% net smelter returns royalty.

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

(h)
Guadalupe de los Reyes

On August 1, 2003, the Corporation executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project in Sinaloa State, Mexico and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. During a due diligence period leading up to the signing of the purchase agreement, the Corporation made payments to the owner totaling $100,000, and upon exercising its option to complete the purchase, paid an additional $200,000. On August 4, 2004, the Corporation issued 138,428 Common Shares valued at $500,000. An additional $500,000 in cash will be paid by way of $100,000 payments on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. The Corporation has made the first and second $100,000 payments under the agreement. A 2% net smelter returns royalty is held by the previous owner and may be acquired by the Corporation at any time for $1.0 million.

(i)
Amayapampa

The Corporation acquired the Amayapampa gold project, in Bolivia, in 1996. The project is being held on care and maintenance and holding costs are expensed. On March 13, 2007, the Corporation entered into an agreement with Luzon Minerals Ltd. ("Luzon") to sell the Amayapampa project to Luzon. This agreement replaces all prior agreements between the Corporation and Luzon, as previously reported, with respect to the Amayapampa project. See Notes 18 and 19.

Measurement uncertainty

The carrying value of the Amayapampa gold project was $10.3 million as at December 31, 2006. The valuation of this asset is highly dependent on the sale to Luzon going ahead and on assumptions regarding the price of gold and Luzon shares in the future. As at December 31, 2006, the impairment analysis incorporated the following key assumptions:

  •
  Gold prices per ounce of $515 per ounce

  •
  Expected reserves of 440,000 ounces to be mined from the property commencing in 2009 based on a feasibility study carried out in February, 2000.

Using these assumptions, the Amayapampa project was not considered to be impaired based on the projected undiscounted cash flows.

(j)
Hycroft mine and Royalty

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

(m)
Mt. Todd

Effective March 1, 2006, the Corporation and its subsidiary Vista Gold Australia Pty Ltd. entered into agreements with Ferrier Hodgson, the Deed Administrators for Pegasus Gold Australia Pty Ltd. ("Pegasus"), the government of the Northern Territory of Australia and the JAAC and other parties named therein, subject to regulatory approvals, to purchase a 100% interest in the Mt. Todd gold mine (also known as the Yimuyn Manjerr gold mine) in the Northern Territory, Australia. Under these agreements, the Corporation is guarantor of the obligations of its subsidiary Vista Australia.

As part of the agreements, the Corporation agreed to pay Pegasus, AU$1.0 million ($739,600) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory's costs of management and operation of the Mt. Todd site up to a maximum of approximately AU$375,000 (approximately $277,500) during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years. Additionally, the Corporation was to issue common shares with a value of CDN$1.0 million (amounting to 177,053 common shares) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production. Other agreement terms provide that the Corporation will undertake a technical and economic review of the mine and possibly form one or more joint ventures with the JAAC. In June 2006, the transactions contemplated under the agreements were completed and effective, with funds held in escrow released to the ultimate vendors and the common shares issued to the JAAC. See also Note 4—Acquisition of Mt. Todd gold mine, Northern Territory, Australia.

6. Plant and Equipment

	December 31, 2006			December 31, 2005
	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net
	(U.S. dollars in thousands)
Hycroft mine, United States	$11,949	$10,969	$980	$11,971	$10,801	$1,170
F.W. Lewis, Inc. Properties, United States	31	14	17	31	13	18
Awak Mas, Indonesia	96	25	71	—	—	—
Mt. Todd, Australia	30	2	28	—	—	—
Corporate, United States	429	395	34	401	370	31

	$12,535	$11,405	$1,130	$12,403	$11,184	$1,219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tabular information set out below is in thousands of United States dollars, except as otherwise stated.

7. Asset retirement obligation and closure costs

At December 31, 2006, the Corporation has accrued for estimated reclamation and closure costs of $4.7 million (2005—$4.1 million). Substantially the entire estimate relates to the final reclamation and closure of the Hycroft mine.

During the year ended December 31, 2006, a revised reclamation and closure plan for the Hycroft mine was approved by the U.S. Bureau of Land Management, Nevada State Office ("BLM"). Under this plan the future estimated costs of reclamation and closure at Hycroft are $7.5 million.

The Corporation estimates that the related asset retirement expenditures will commence approximately five years after the start-up of the Hycroft mine (an event not yet scheduled) and continue for several years after that time. Using a credit adjusted rate of 7.75%, the fair value of the estimated $7.5 million obligation as of December 31, 2006 is $4.7 million.

The following provides a reconciliation of the Corporation's beginning and ending carrying values for its asset retirement obligations:

(U.S. dollars in thousands)

Balance, December 31, 2004	$4,188

Accrued severance pay reclassified to current liabilities	(78)
Balance, December 31, 2005	4,110

Additional reclamation accrued resulting from revised plan	578

Balance, December 31, 2006	$4,688

The BLM has required the Corporation to provide a total surety amount of $7.5 million for the approved Hycroft mine reclamation plan. In 2004, the Corporation reached an agreement for a new bond package.

The Corporation has placed $5.3 million (includes $0.4 million in accrued interest) in a restricted cash account to pay for future reclamation obligations at the Hycroft mine (see Note 3). Additionally, the Corporation paid $1.7 million (including $0.4 million of amortization) for an insurance policy to an insurance company to cover potential over-runs on the reclamation liability which is included in reclamation premium costs and other assets on the Corporation's balance sheet. This balance also includes the additional reclamation $578,000 recognized during 2006. The Corporation believes it has provided for any present disturbance obligations associated with the property.

It is reasonably possible that the Corporation's estimates of its ultimate reclamation liability could change as a result of changes in regulations or cost estimates. The effect of changes, which could be material, would be recognized on a prospective basis.

8. Capital stock

Common Shares issued and outstanding

	Number of shares issued	Capital stock ($000's)
As of December 31, 2003	14,561,832	$138,458
Stock-based compensation	—	139

As of January 1, 2004, as restated	14,561,832	138,597
Private placement September 2004, net (f)	1,966,456	6,033
Warrants exercised from February 2003 private placement (a)	190,000	601
Warrants exercised from February—March 2002 private placement (b)	418,400	628
Warrants exercised from December 2002 private placement (c)	83,327	287
Shares issued for acquisition of gold properties, net (d)	188,903	700
Warrants exercised from acquisition of gold properties, cash (h)	303,030	1,564
Warrants exercised from acquisition of gold properties, fair value (i)	—	250
Exercise of stock options, cash—Note 10	249,642	734
Exercise of stock options, fair value—Note 10	—	353

Issued during 2004	3,399,758	11,150

As of December 31, 2004	17,961,590	$149,747
Private placement September 2005, net (j)	2,168,812	6,763
Warrants exercised from February 2003 private placement (a)	73,000	286
Warrants exercised from February—March 2002 private placement (b)	309,002	464
Stock options exercised, for cash—Note 10	7,858	25
Shares issued for acquisition of gold properties, net (d)	250,000	1,217
Shares issued for services (e)	15,000	73

Issued during 2005	2,823,672	8,828

As of December 31, 2005	20,785,262	$158,575
Private placement February 2006, net (l)	649,684	3,184
Public offereing November 2006, net (m)	3,668,100	28,852
Warrants exercised from February—March 2002 private placement (b)	1,500,631	2,251
Warrants exercised from February 2003 private placement (a)	947,000	3,982
Warrants exercised from September 2004 private placement (g)	1,953,956	9,281
Warrants exercised from September 2005 private placement (k)	1,763,812	7,231
Exercise of stock options, cash—Note 10	219,125	808
Exercise of stock options, fair value—Note 10	—	469
Shares issued for acquistion of gold properties (d)	177,053	877
Shares issued for services (e)	10,000	108

Issued during 2006	10,889,361	57,043

As of December 31, 2006	31,674,623	$215,618

(a)   Warrants exercised from February 2003 private placement

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

During the twelve months ended December 31, 2006, 2005 and 2004, 947,000, 73,000 and 190,000 of the warrants issued in the February 2003 private placement have been exercised for total gross proceeds of $3,982,600, $286,160 and $600,800 (Note 9).

On May 1, 2006, the Corporation announced that, in accordance with the terms of its outstanding common share purchase warrants (the "February 2003 Warrants"), it had elected to accelerate the expiry date of all such currently outstanding Warrants since the "Acceleration Event" described in the applicable warrant indentures had occurred.

The Acceleration Event occurred on April 26, 2006 because the closing price of the Corporation's common shares on the American Stock Exchange exceeded 150% of the current exercise price of the warrants ($4.28) for the 15 consecutive trading days prior to that date.

The new expiry date for the February 2003 Warrants was May 17, 2006. Of the February 2003 Warrants, 751,000 were outstanding as of the date of acceleration, exercisable at $4.28 per share of which all were exercised prior to the May 17, 2006 expiry date. Gross proceeds to the Corporation for the exercise of the 751,000 warrants were $3,214,280.

(b)   Warrants exercised from February-March 2002 private placement

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

During the twelve months ended December 31, 2006, 2005 and 2004, 1,500,631, 309,002 and 418,400 of the warrants issued in the February-March 2002 private placement (Note 8(b)) have been exercised for total gross proceeds of $2,250,947, $463,503 and $627,600, respectively (Note 9).

(c)   Warrants exercised from December 2002 private placement

On December 27, 2002, the Corporation completed a private placement financing in which the Corporation issued 1,000,000 equity units at a price of $2.35 per unit, for an aggregate purchase price of $2,350,000. Each equity unit consisted of one common share and one warrant, exercisable over a two-year period from the issuance date, to purchase one common share for $3.04 during the first year and $3.45 during the second year.

During the twelve months ended December 31, 2004 the remaining 83,327 outstanding warrants issued in the December 2002 private placement were exercised for total gross proceeds of $287,478 (Note 9).

(d)   Common Shares issued for acquisition of gold properties, net

On June 29, 2006, the Corporation issued 177,053 Common Shares valued at $877,466, to the JAAC as consideration for the JAAC entering into the purchase agreement of the Mt. Todd gold mine and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production (Note 4).

On December 9, 2005, the Corporation agreed to issue 250,000 Common Shares valued at $1,217,500 as partial payment towards the purchase of an option to purchase the outstanding shares of F.W. Lewis, Inc. (Note 5(k)).

On August 4, 2004, the Corporation issued 138,428 Common Shares valued at $500,000, as a scheduled payment for the purchase of the Guadalupe de los Reyes project in Mexico (Note 5(h)).

During June and July 2004, the Corporation issued 50,475 Common Shares valued at $200,000, as the final scheduled payment in the purchase of the Hasbrouck/Three Hills projects.

(e)   Common Shares issued for services, net

Pursuant to an agreement executed May 5, 2006, with Quest Capital Corp. ("Quest"), Quest is to provide advisory services to the Corporation for a monthly fee of $10,000 and 10,000 Common Shares in the Corporation. The 10,000 Common Shares were issued on October 10, 2006 and were valued at $10.76 per Common Share for total consideration of $107,600.

On December 7, 2005, the Corporation entered into a non-binding term sheet for a Bridge Credit Facility (the "facility") with Quest Capital Corporation. A non-refundable loan fee of 15,000 Common Shares valued at $73,050 in the capital of the Corporation was payable for providing the facility. In January 2006, the Corporation decided not to proceed with this facility.

(f)    Private placement September 2004, net

On September 29, 2004, the Corporation completed a private placement financing in which it sold and issued a total of 1,966,456 units, at a price of $3.30 per unit for aggregate gross proceeds of $6,489,304. Net proceeds to the Corporation were approximately $6,033,000. Each unit consists of one common share and one warrant to acquire an additional common share of the Corporation at an exercise price of $4.75.

Commencing July 7, 2005, if the closing price of the Corporation's Common Shares on the American Stock Exchange is $5.50 or more for a period of 20 consecutive trading days, then for 15 business days the Corporation will have the option to request that the warrants be exercised. If the warrants are not exercised within 15 business days following the request, they will be cancelled.

A commission of $324,465 (representing 5% of gross proceeds) was paid to Global Resource Investments Ltd. in conjunction with the private placement. Also, Global Resource Investments Ltd. was reimbursed $18,757 for legal fees in connection with the private placement.

(g)   Warrants exercised from September 2004 private placement

During the twelve months ended December 31, 2006, 1,953,956 warrants issued in the September 2004 private placement have been exercised for gross proceeds of $9,281,291.

On May 1, 2006, the Corporation announced that, in accordance with the terms of its outstanding common share purchase warrants (the "September 2004 Warrants") issued under a Warrant Indenture dated September 29, 2004, it had elected to accelerate the expiry date of all such currently outstanding September 2004 Warrants since the "Acceleration Event" described in the applicable warrant indentures had occurred.

The new expiry date of the September 2004 Warrants was May 19, 2006. Of the September 2004 Warrants, 1,720,740 were outstanding as of the date of acceleration, exercisable at $4.75 per share of which 1,708,240 warrants were exercised prior to the May 19, 2006 expiry date and 12,500 warrants expired. Gross proceeds to the Corporation from the exercise of the 1,708,240 warrants were $8,114,140.

(h)   Warrants exercised from acquisition of gold properties, cash

During the twelve months ended, December 31, 2004, all 303,030 warrants issued to Viceroy Resource Corporation for acquisition of Minera Paredones Amarillos were exercised for total proceeds of $1.6 million.

(i)    Warrants exercised from acquisition of gold properties, fair value.

During the twelve months ended, December 31, 2004, all 303,030 warrants issued to Viceroy Resource Corporation for acquisition of Minera Paredones Amarillos were exercised. Previously, these warrants had been recorded at a fair value amount of $250,000 in Warrants (Note 9) and when they were exercised the fair value associated with them was recorded as Common Stock.

(j)    Private Placement September 2005, net

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

(k)   Warrants exercised from September 2005 private placement

During the twelve months ended December 31, 2006, 1,763,812 warrants issued in the September 2005 private placement have been exercised for gross proceeds of $7,231,629.

(l)    Private Placement February 2006, net

On February 2, 2006, the Corporation completed a private placement financing in which it sold and issued a total of 649,684 units (the "Units"), at a price of $5.05 per Unit for aggregate gross proceeds of $3,280,904. Each Unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share of Vista Gold Corp. at an exercise price of $6.00 for a period of two years from the date of issue. The Corporation agreed in connection with this transaction to register for resale all shares issuable in the transaction including shares issuable upon exercise of warrants. Net cash proceeds to the Corporation after costs to register the shares of $66,112 and legal expenses of $30,719 were $3,184,073.

On June 23, 2006, the United States Securities and Exchange Commission (the "SEC") declared effective a registration statement on Form S-3 filed under the United State Securities Act of 1933 for registration for resale of 1,091,737 common shares, including the common shares issued, as well as those to be issued on exercise of warrants, in connection with the private placement.

(m)  Public Offering November 2006, net

On November 7, 2006, the Corporation completed a public offering of 3,668,100 of its Common Shares at a price to the public of $8.50 per share for aggregate gross proceeds of $31,178,850. Net cash proceeds to the Corporation after payment of agents' fees of $1,706,943 and other offering expenses of $89,178 were $29,382,729. Net proceeds after non-cash costs of $530,819 for agents' warrants were $28,851,910. All of the shares were offered on a best efforts agency basis pursuant to an effective shelf registration statement previously filed with the U.S. Securities and Exchange Commission. The Corporation had also previously filed a base shelf prospectus with the securities regulatory authorities in the provinces of British Columbia, Alberta, Manitoba and Ontario, Canada in connection with the public offering.

A commission of $1,558,943 (representing 5% of gross proceeds) was paid to one of two agents to the Corporation in conjunction with the public offering. The Corporation also issued, as additional consideration to the agents, compensation warrants entitling the agents to purchase an aggregate of 183,405 Common Shares of the Corporation at a price of $8.50 for a period of two years following the closing date.

9. Warrants

Further to Note 8, warrants granted and outstanding are summarized in the following table:

	Warrants granted[1,5]	Valuation ($000's)	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise prices (U.S. $)		Expiry date	Weighted average remaining life (yrs)
As of December 31, 2003	7,023,679	456	(2,781,162)	—	4,242,517	2.46
Private placement September 2004	1,966,456	—	—	—	1,966,456	4.75		Sep-07	2.7
Private placement February- March 2002	—	—	(418,400)	—	(418,400)	1.50		Feb–Mar-07	2.2
Private placement December 2002	—	—	(83,327)	—	(83,327)	3.45		Dec-04	—
Private placement February 2003	—	—	(190,000)	—	(190,000)	3.56	[2]	Feb-07	2.1
Acquisition of Minera Paredones Amarillos	—	(250)	(303,030)	—	(303,030)	4.40		Aug-04	—
Acquisition of Maverick Springs and Mtn. View	—	(95)	—	(197,740)	(197,740)	4.43		Oct-04	—

Total 2004	1,966,456	(345)	(994,757)	(197,740)	773,959	2.94

As of December 31, 2004	8,990,135	111	(3,775,919)	(197,740)	5,016,476	3.28
Private placement February-March 2002	—	—	(309,002)	—	(309,002)	1.50		Feb–Mar-07	1.2
Private placement February 2003	—	—	(73,000)	—	(73,000)	3.92	[3]	Feb-07	1.2
Warrants Expired	—	(111)	—	(122,923)	(122,923)	5.08		Aug-05	—
Private placement September 2005	2,168,812	—	—	—	2,168,812	4.10		Sep-06	0.7
Broker warrants September 2005	216,881	401	—	—	216,881	4.10		Sep-07	1.7

Total 2005	2,385,693	290	(382,002)	(122,923)	1,880,768	1.96

As of December 31, 2005	11,375,828	401	(4,157,921)	(320,663)	6,897,244	$3.66
Private placement February 2006	649,684	—	—	—	649,684	6.00		Feb-08	1.1
Public offering broker warrants November 2006	183,405	531	—	—	183,405	8.50		Nov-08	1.9
Private placement February- March 2002	—	—	(1,500,631)	—	(1,500,631)	1.50		Feb–Mar-07	0.2
Private placement February 2003	—	—	(947,000)	—	(947,000)	4.28	[4]	Feb-07	—
Private placement September 2004	—	—	(1,953,956)	(12,500)	(1,966,456)	4.75		Sep-06	—
Private placement September 2005	—	—	(1,763,812)	—	(1,763,812)	4.10		Sep-07	0.7

Total 2006	833,089	531	(6,165,399)	(12,500)	(5,344,810)	3.70

As of December 31, 2006	12,208,917	932	(10,323,320)	(333,163)	1,552,434	$4.82

(1)
Each warrant entitles the holder to purchase one common share

(2)
The exercise price increased to $3.56 in February 2004

(3)
The exercise price increased to $3.92 in February 2005

(4)
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

The fair value of stock options granted to employees and directors was estimated at the grant date using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Years Ended December 31,
	2006	2005	2004
Expected volatility	60%	80%	80%
Risk-free interest rate	4.55%–4.91%	3.51%–3.95%	1.50%–3.51%
Expected lives (years)	5	5 years	3 to 5 years
Dividend yield	N/A	N/A	N/A

Option pricing models require the input of highly subjective assumptions including the expected price volatility. Expected price volatility is based on the historical volatility of the Corporation's stock. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Corporation's stock options. The expected term of the options granted is derived from the output of the option pricing model and represents the period of time that the options granted are expected to be outstanding. The risk-free rate for the periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

A summary of option activity under the Plan as of December 31, 2006, and changes during the period then ended is set forth in the following table:

	Number of Shares	Weighted Average Exercise Price ($ USD)	Weighted- Average Remaining Contractual Term	Average Intrinsic Value ($000's)
Outstanding—December 31, 2003	735,125	$3.76
Stock-based compensation

As of January 1, 2004, as restated	735,125
Granted	423,000	4.11
Exercised	(249,642)	2.93
Forfeited	(25,000)	4.29

Outstanding December 31, 2004	883,483	$3.72	3.83	$306
Exercisable—December 31, 2004	549,483	$3.48	3.24	$295

Granted	85,000	4.14
Exercised	(7,858)	3.21
Forfeited	(5,000)	4.19
Expired	(5,000)	4.19

Outstanding—December 31, 2005	950,625	$3.76	4.00	$1,243
Exercisable—December 31, 2005	908,125	$3.74	3.91	$1,209

Granted	230,000	9.34
Exercised	(219,125)	3.69
Forfeited	(7,500)	4.29
Expired	(10,000)	3.98

Outstanding—December 31, 2006	944,000	$5.13	2.57	$3,500

Exercisable—December 31, 2006	819,000	$4.49	2.25	$3,483

A summary of the movements included in options within Shareholders' Equity as of December 31, 2006, and during the periods then ended is set forth in the following table:

Options ($000's)
Outstanding—December 31, 2003	$41
Stock-based compensation	830

As of January 1, 2004, as restated	871

Granted	806
Exercised	(352)
Forfeited	(41)
Expensed	254

As of December 31, 2004	$1,538

Granted	$117
Exercised	—
Forfeited	(4)
Expired	(14)
Expensed	302

As of December 31, 2005	$1,939

Granted	534
Exercised	(469)
Forfeited	(21)
Expired	(5)
Expensed	261

As of December 31, 2006	$2,239

The total number of options outstanding at December 31, 2006 is 944,000 with exercise prices ranging from approximately $1.96 to $9.73 and remaining lives of 0.10 to 4.73 years. The total number of options outstanding represents 3.0% of issued capital.

Compensation expense with a fair value of $261,673 was recognized during the twelve months ended December 31, 2006, for options previously granted and vesting over time. During the twelve month periods in 2005 and 2004, compensation expense with fair values of $302,280 and $253,728, respectively, was recognized for options previously granted and vesting over time.

Under the Plan, 230,000 stock options, of which 60,000 will vest over a period of three years (20,000 in each year) and 170,000 will vest over a period of two years (85,000 in each year), were granted to employees and directors of the Corporation during the twelve months ended December 31, 2006. The fair value of the 105,000 options immediately vested has been recorded as a non-cash compensation expense of $534,230. The weighted-average grant date fair value of the 230,000 options granted during the twelve months ended December 31, 2006 was $5.20.

Under the Plan, 85,000 stock options vesting over a period of two years (42,500 in each year) were granted to employees of the Corporation during the twelve months ended December 31, 2005. The fair value of the

42,500 options immediately vested has been recorded as a non-cash compensation expense of $116,967. The weighted-average grant date fair value of the 85,000 options granted during the twelve months ended December 31, 2005 was $2.75.

Under the Plan, 115,000 stock options, of which 15,000 will vest immediately and 100,000 will vest over a period of two years (50,000 in each year), were granted to consultants of the Corporation during the twelve months ended December 31, 2004. Also during the twelve months ended December 31, 2004, 308,000 stock options, of which 50,000 will vest immediately and 258,000 will vest over a period of two years (129,000 in each year), were granted to officers, directors and employees of the Corporation. The fair value of the 115,000 stock options granted to consultants has been recorded as a non-cash compensation expense of $328,760. The Corporation's accounting policy is to fully expense the fair value of stock options granted to consultants for services previously provided. The fair value of the 179,000 options granted to officers, directors and employees immediately vested has been recorded as a non-cash compensation expense of $477,114. The weighted-average grant date fair value of the 423,000 options granted during the twelve months ended December 31, 2005 was $2.71.

During the respective twelve months ended December 31, 2006, 2005 and 2004, 219,125, 7,858 and 249,642 options were exercised with aggregate intrinsic values of $1,083,193, $14,659 and $217,174.

As set forth in the above table, 10,000 options expired during the twelve-month period ended December 31, 2006. Included in the 10,000 options that expired were 7,500 options that were granted in November 2005 to an employee of the Corporation and had a recorded fair-value of $21,264 which was reclassified to contributed surplus following expiration and 2,500 options that were granted in March 1999 and that did not have a fair-value associated with them as they were granted prior to 2002.

During 2005, 5,000 options granted to employees in November 2004 expired during the twelve-month period ended December 31, 2005. The 5,000 options had a recorded fair-value of $13,845 which was reclassified to contributed surplus following expiration. During 2004, no options expired.

As to the 7,500, 5,000 and 25,000 stock options that were forfeited in the twelve-month periods ended December 31, 2006, 2005 and 2004, $5,316, $4,615 and $41,220, respectively, had originally been recorded as an expense and an addition to stock options and with these cancellations, these entries have been reversed, accordingly.

A summary of the status of the Corporation's unvested stock options as of December 31, 2006, and changes during the period then ended, is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value ($ USD)
Unvested—December 31, 2003	95,000	$2.79
Granted	334,000	2.77
Vested	(70,000)	2.86
Forfeited	(25,000)	2.59

Unvested—December 31, 2004	334,000	$2.77
Granted	42,500	2.75
Vested	(329,000)	2.77
Forfeited	(5,000)	2.77

Unvested—December 31, 2005	42,500	$2.75
Granted	125,000	5.22
Vested	(35,000)	2.73
Forfeited	(7,500)	3.98

Unvested—December 31, 2006	125,000	$5.22

As of December 31, 2006, there was $449,475 of unrecognized compensation expense related to the unvested portion of options outstanding. This expense is expected to be recognized over a weighted-average period of 0.4 years.

11. Commitments and contingencies

The Corporation is required to provide financial assurance of $7.5 million in respect of reclamation and site closure obligations at the Hycroft mine (Note 7). The Corporation has been requested to pledge collateral to provide this bonding. During 2004, the Corporation reached an agreement for a new bond package.

Refer also to Note 5 for commitments in connection with acquisitions of mineral properties.

12. Financial instruments

The recorded value of the Corporation's cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities and other, approximate their fair-market values due to the relatively short periods to maturity. At December 31, 2006, marketable securities are carried at a cost of $790,885, with a quoted market value of $1,322,358.

13. Supplemental cash flow disclosure and material non-cash transactions

As of December 31, 2006, 2005 and 2004 all of the Corporation's cash was held in liquid bank deposits.

	Non-cash consideration given/(received) during 2006
Material non-cash transactions ($000's)	Equity units	Total
Investing and financing activities:
Mt. Todd gold mine—Note 8(d)	$877	$877
Agent warrants—Note 8(m)	$531	$531
Quest Capital Corp.—Note 8(e)	108	108
McBride—Note 5	(33)	(33)

	$1,483	$1,483

	Non-cash consideration given/(received) during 2005
Material non-cash transactions ($000's)	Equity units	Total
Investing and financing activities:
F.W. Lewis, Inc.—Note 8(d)	$1,218	$1,218
Broker warrants—Note 8(j)	401	401
Quest Capital Corp.—Note 8(e)	73	73
Amayapampa—Note 5(i)	(320)	(320)

	$1,372	$1,372

	Non-cash consideration given/(received) during 2004
Material non-cash transactions ($000's)	Equity units	Total
Investing and financing activities:
Hasbrouck/Three Hills—Note 8(g)	$200	$200
Guadalupe de los Reyes—Note 8(g)	500	500
Amayapampa—Note 5(i)	(70)	(70)

	$630	$630

14. Income taxes

(a)        A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Corporation's effective income tax expenses (recovery) is as follows:

	Years ended December 31
	2006	2005	2004
Income taxes at statutory rates	$(1,418)	$(1,706)	$(1,827)
Increase (decrease) in taxes from:
Permanent differences	(21)	2	308
Differences in foreign tax rates	6	97	122
Change in effective tax rate	987	—	—
Other	(231)	—	—
Benefit of loss not recognized	677	1,607	1,398

	$—	$—	$—

(b)        Future income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company's future tax assets as at December 31 are as follows:

	December 31
Future income tax assets
	2006	2005
Excess tax value over carrying value of property, plant and equipment	$7,223	$8,072
Operating and capital loss carryforwards	14,985	14,197
Other	969	590
Accrued reclamation provision	1,632	1,430

	24,809	24,289
Valuation allowance for future tax assets	(24,809)	(24,289)

Total	$—	$—

(c)        The Corporation has available income tax losses of approximately $42 million, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

	Canada	United States	Total
2007	614	—	614
2008	617	388	1,005
2009	599	11	610
2010	614	5,106	5,720
2011	—	9,415	9,415
2014	651	—	651
2015	838	—	838
2016	1,140	—	1,140
2019	—	5,302	5,302
2020	—	1,725	1,725
2021	—	1,965	1,965
2022	—	1,726	1,726
2023	—	1,991	1,991
2024	—	3,409	3,409
2025	—	3,814	3,814
2026	—	2,185	2,185

	$5,073	$37,037	$42,110

15. Retirement plan

The Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent U.S. employees. The Corporation makes contributions of up to 4% of eligible employees' salaries. The Corporation's contributions were as follows: 2006—$32,161, 2005—$29,051; and 2004—$19,470.

16. Segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects. These activities are focused principally in North America, South America, Australia and Indonesia. Substantially all related costs are incurred in the United States. The Corporation reported no revenues in 2006, 2005 and 2004. Geographic segmentation of mineral properties and plant and equipment is provided in Notes 5 and 6.

17. Differences between Canadian and United States generally accepted accounting principles

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

  (c)
  In accordance with U.S. GAAP (SFAS No. 115), marketable securities considered to be available-for-sale are to be measured at a fair value at the balance sheet date and related unrealized gains and losses are required to be shown separately in comprehensive income.

  (d)
  Special warrants issued to the agent as compensation for its services in connection with the March 2002 Debenture Offering (note 8(b))are valued and included as a financing cost of the related debentures. The conversion feature of the Debenture Offering (the Beneficial Conversion Feature) was in the money at the date of issue. The debentures were fully converted on September 19, 2002 (note 8(b)); accordingly the fair value of the Beneficial Conversion Feature is recognized as a charge to net loss and as an addition to contributed surplus.

  (e)
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

  (f)
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

The significant measurement differences in the consolidated statements of loss relative to U.S. GAAP were:

Consolidated Statements of Loss

	Years ended December 31,
				Cumulative during Exploration Stage
	2006	2005	2004
	(U.S. dollars in thousands, except share data)
Net loss—Canadian GAAP	$(4,171)	$(4,584)	$(4,924)	$(19,199)
Exploration, property evaluation and holding costs (e)	(2,635)	(1,184)	(1,663)	(5,147)
Financing costs	—	—	—	(222)
Stock-based compensation expense (f)	(4)	415	690	1,836
Beneficial conversion feature	—	—	—	(2,774)

Net loss—U.S. GAAP	(6,810)	(5,353)	(5,897)	(26,259)
Unrealized gain on marketable securities (b)	445	22	(156)	(60)

Comprehensive loss—U.S. GAAP	$(6,365)	$(5,331)	$(6,053)	$(26,319)

Basic and diluted loss per share—U.S. GAAP	$(0.24)	$(0.28)	$(0.37)

The significant measurement differences in the consolidated balance sheets as at December 31, 2006 and 2005 relative to U.S. GAAP were:

Consolidated Balance Sheets

	December 31, 2006			December 31, 2005
	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP
	(U.S. $000's)
Current assets (c)	$50,643	$541	$51,184	$3,094	$96	$3,190
Restricted cash	5,320	—	5,320	5,097	—	5,097
Property, plant and equipment (b,e)	36,768	(13,905)	22,863	29,808	(11,270)	18,538

Total assets	$92,731	$(13,364)	$79,367	$37,999	$(11,174)	$26,825

Current liabilities	$893	$—	$893	$452	$—	$452
Long term liabilities	4,711	—	4,711	4,144	—	4,144

Total liabilities	5,604	—	5,604	4,596	—	4,596
Capital stock (a,f)	215,618	75,793	291,411	158,575	76,262	234,837
Special warrants (d)	—	222	222	—	222	222
Warrants and options (f)	3,171	(1,076)	2,095	2,340	(1,570)	770
Contributed surplus (a,f)	253	5,526	5,779	232	5,547	5,779
Other comprehensive income (c)	—	541	541	—	96	96
Deficit (a,b,c,e,f)	(131,915)	(94,370)	(226,285)	(127,744)	(91,731)	(219,475)

Total shareholders' equity	87,127	(13,364)	73,763	33,403	(11,174)	22,229

Total liabilities & shareholders' equity	$92,731	$(13,364)	$79,367	$37,999	$(11,174)	$26,825

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tabular information set out below is in thousands of United States dollars, except as otherwise stated.

The significant measurement differences in the consolidated statements of cash flows relative to U.S. GAAP were:

Consolidated Statements of Cash Flows

	Years ended December 31,
(U.S. dollars in thousands)				Cumulative during Exploration Stage
	2006	2005	2004
Cash flows from operating activities:
Loss for the period—Canadian GAAP	$(4,171)	$(4,584)	$(4,924)	$(19,199)
Adjustments to reconcile loss for the period to cash used in operations:
Non-cash items	845	784	1,361	4,175
Additions to mineral properties, net (e)	(2,635)	(1,184)	(1,663)	(6,119)
Change in operating assets and liabilities:	(105)	421	212	(992)

Net cash used in operating activities—U.S. GAAP	(6,066)	(4,563)	(5,014)	(22,135)
Cash flows from investing activities:	(4,177)	(8,448)	(6,100)	(22,938)
Additions to mineral properties, net (e)	2,635	1,184	1,663	6,119

Net cash used in investing activities—U.S. GAAP	(1,542)	(7,264)	(4,437)	(16,819)
Cash flows from financing activities:	54,279	7,938	9,847	86,978

Net cash provided by financing activities— U.S. GAAP	54,279	7,938	9,847	86,978
Net increase/(decrease) in cash and cash equivalents	46,671	(3,889)	396	48,024

Cash and cash equivalents, beginning of period	2,027	5,916	5,520	674

Cash and cash equivalents, end of period	$48,698	$2,027	$5,916	$48,698

Statement of Changes in Shareholders' Equity under U.S. GAAP

(U.S. $000's)	Capital stock	Special warrants	Warrants and options	Contributed surplus	Deficit	Other comprehesive income (loss)	Total shareholders' equity
Balance at December 31, 2003	$215,212	$222	$497	$5,573	$(208,225)	$230	$13,509
Issued during the year (Note 8)	10,797	—	—	—	—	—	10,797
Warrants and options	—	—	(17)	—	—	—	(17)
Contributed surplus	—	—	—	95	—	—	95
Other comprehensive loss (c)	—	—	—	—	—	(156)	(156)
Net Loss	—	—	—	—	(5,897)	—	(5,897)

Balance at December 31, 2004	$226,009	$222	$480	$5,668	$(214,122)	$74	$18,331
Issued during the year (Note 8)	8,828	—	—	—	—	—	8,828
Warrants and options	—	—	290	—	—	—	290
Contributed surplus	—	—	—	111	—	—	111
Other comprehensive loss (c)	—	—	—	—	—	22	22
Net Loss	—	—	—	—	(5,353)	—	(5,353)

Balance at December 31, 2005	$234,837	$222	$770	$5,779	$(219,475)	$96	$22,229
Issued during the year (Note 8)	56,574	—	—	—	—	—	56,574
Warrants and options	—	—	1,325	—	—	—	1,325
Contributed surplus	—	—	—	—	—	—	—
Other comprehensive loss (c)	—	—	—	—	—	445	445
Net Loss	—	—	—	—	(6,810)	—	(6,810)

Balance at December 31, 2006	$291,411	$222	$2,095	$5,779	$(226,285)	$541	$73,763

Prior to January 1, 2006, the Corporation applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans in its U.S. GAAP presentations. If compensation cost for the Corporation's stock-based compensation plan had been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123R, the Corporation would have recorded additional compensation expense of $415,000 and $690,000 in 2005 and 2004, respectively. Accordingly, the consolidated net loss and loss per share under U.S. GAAP would have increased to the pro-forma amounts indicated below:

	Year ended December 31,
	2005	2004
Net Loss—as reported (000's)	$(5,353)	$(5,897)
Net Loss—pro forma (000's)	(5,768)	(6,587)
Loss per share—as reported	$(0.26)	$(0.37)
Loss per share—pro forma	(0.31)	(0.41)

Impact of recently issued accounting standards

In July 2006, the FASB issued interpretation ("FIN") No. 48 "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" regarding accounting for, and disclosure of, uncertain tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the impact this Interpretation will have on its results and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements." This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating the impact of this statement to its financial position and results of operations.

18. Related party transactions

Maverick Springs

In June 2003, the Corporation formalized an agreement to grant to Silver Standard Resources Inc., ("SSRI") an option to acquire the Corporation's interest in the silver mineralized material hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director. Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, and SSRI was to pay the Corporation $1.5 million over four years including a cash payment of $300,000 at closing. The remaining $1.2 million would be used by the Corporation to fund exploration programs, land holding costs and option payments on the Maverick Springs project. At the time the transaction was completed, SSRI had paid the Corporation $488,891, comprised of the required $300,000 payment due at closing plus $188,891 in exploration costs incurred through December 31, 2002. As of December 31, 2006, included in current assets is a receivable amount due from SSRI in the amount of $96,420 (2005—$11,964) to reimburse the Corporation for exploration expenditures incurred on the Maverick Springs project.

Amayapampa

In December 2006, we announced that, subject to a number of conditions, we had agreed to loan up to $200,000 by way of a 90-day term loan, bearing interest at a rate of 12% per annum, to Luzon for Luzon to pay down debts already incurred and ongoing expenses in connection with the Amayapampa Project and Luzon's Lipichi project both located in Bolivia. The loan is to be secured by a general security agreement in favor of Vista. In addition, Vista recently entered into a letter of understanding with Luzon and Republic Gold Limited (Luzon's strategic partner) to reconstitute the affairs of Luzon to ensure that Luzon's strategic development is advanced in the best interest of its shareholders.

Entry into Arrangement and Merger Agreement for Proposed Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescios

As previously reported, on September 22, 2006, the Corporation entered into an Arrangement and Merger Agreement (the "Arrangement Agreement") with Carl Pescio, Janet Pescio and Allied Nevada pursuant to which the parties agreed to undertake a transaction that would result in the transfer of the Corporation's Nevada-based mining properties and related assets into Allied Nevada and the Pescios' transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all to be carried out pursuant to an arrangement under the provisions of the Business Corporations Act (Yukon Territory) (the "Arrangement").

Pursuant to the Arrangement Agreement, among other things:

  •
  The Corporation will reorganize its business to split certain Nevada mining properties and related assets (the "Vista Nevada Assets") from its other properties and related assets;

  •
  The Corporation will ensure that all of the Vista Nevada Assets are held by its wholly-owned subsidiary, Vista Gold Holdings Inc. ("Vista U.S.") or subsidiaries wholly-owned by Vista U.S. and subsequently transfer all issued and outstanding shares of Vista U.S. and $25 million in cash to Allied Nevada in return for the number of common shares of Allied Nevada equal to 27,500,000 less the number of Option Shares (as defined in the Arrangement Agreement); and

  •
  The Pescios will transfer their interests in certain Nevada mining properties and related assets (the "Pescio Nevada Assets") to Allied Nevada Gold Holdings LLC, a limited liability company incorporated under the laws of Nevada with Allied Nevada as its sole member, in return for 12,000,000 common shares of Allied Nevada and $15 million in cash from Allied Nevada.

In connection with these transfers, the Corporation's shareholders will exchange each of their Vista Gold common shares and will receive, subject to applicable withholding taxes, (a) one of a newly created class of Vista Gold common shares, and (b) a pro rata portion of (i) the number of common shares of Allied Nevada ("Allied Nevada Shares") received by the Corporation as part of the Arrangement less (ii) the number of Allied Nevada Shares retained by the Corporation to facilitate the payment of any taxes payable in respect of the Arrangement. In addition, holders of options to acquire Vista Gold common shares will exchange their Vista Gold options for options to acquire Allied Nevada Shares and options to acquire newly created Vista Gold common shares and holders of warrants of Vista Gold will have their warrants adjusted in accordance with the terms of the warrants.

Completion of the transaction is subject to a number of conditions, including receipt of all required securityholder, court, regulatory and third party approvals and certain other customary conditions. As discussed below, the Corporation has received the required securityholder and court approvals. These conditions also include the requirement for the Corporation to complete a public equity financing that raises proceeds of not less than $25 million. This requirement has been met. On November 7, 2006 the Corporation completed a public equity issuance that resulted in net cash proceeds to the Corporation of approximately $29.4 million (see Note 8(m)) after payment of agents' fees and offering expenses. Of the net proceeds from this offering, the Corporation plans to invest the first $25 million in Allied Nevada Shares as described. Allied Nevada will use $15 million of this investment as partial consideration for the purchase of the Pescio Nevada Assets. The remaining $10 million, less costs and expenses or any amounts required to pay amounts owing to the Corporation (see discussion below) will be used by Allied Nevada to fund exploration and development projects and ongoing commitments.

In November 2006, the Corporation received the securityholder and court approvals required as conditions for completion of the transaction. The Corporation's securityholders approved the transaction by the required majorities at a special securityholders' meeting held on November 16, 2006. On November 29, 2006, the Supreme Court of the Yukon Territory granted its Final Order approving the Plan of Arrangement. Subject to receipt of the remaining required approvals, as well as completion of the registration of Allied Nevada's common shares under the Securities Exchange Act of 1934, the transaction is currently expected to close in the first quarter of 2007.

Prior to the completion of the transaction, the immediate cash needs of Allied Nevada are being met by loans from the Corporation pursuant to the Arrangement Agreement, which provides that, prior to the date of completion, the Corporation may loan money to Vista U.S. in amounts sufficient to undertake certain activities for the benefit of the business Allied Nevada will operate after the completion of the transaction, including purchase of mineral properties or property interests, payment of amounts necessary to secure the services of a Chief Executive Officer, and purchase of office equipment, software and other miscellaneous items to enable Allied Nevada to commence operations immediately after the completion of the transaction. These loans will bear interest at the rate of 6% per annum and all principal and interest owing by Vista U.S. to the Corporation in respect of such loans will be paid in full at the time of completion on behalf of Vista U.S. As of December 31, 2006 this loan amount was $357,201 which included interest of $3,308.

19. Subsequent Event

Amayapampa

On March 13, 2007, we entered into an agreement with Luzon Minerals Ltd. pursuant to which Vista granted to Luzon (a) for a period ending September 14, 2008 (subject to Luzon's right to extend such date in certain circumstances), an exclusive option to purchase from Vista 90% of its interest in the Amayapampa project, and (b) subject to the exercise of such option to purchase, a right of first offer over Vista's remaining 10% interest in the Amayapampa project, on and subject to the terms of the agreement. This agreement replaces all prior agreements between Vista and Luzon with respect to the Amayapampa project. Luzon's ability to exercise the option to purchase is subject to Luzon satisfying a number of conditions set out in the agreement. Subject to Luzon's right to extend the term of the agreement in certain circumstances, this agreement will terminate on September 14, 2008 unless the option to purchase has been exercised by Luzon prior to such date.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning Vista Gold Corp.'s directors will be contained in Vista Gold Corp.'s definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the United States Securities Exchange Act of 1934 for the 2007 Annual General Meeting of Shareholders (the "Proxy Statement") under the caption "Particulars of Matters to be Acted Upon—Election of Directors" and is incorporated herein by reference.

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

Information concerning certain filing obligations under the federal securities laws applicable to Vista Gold Corp.'s directors and executive officers, and holders of more than 10% of our Common Shares, will be contained in the Proxy Statement under the caption "Ownership of the Corporation's Common Shares" and is incorporated herein by reference.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as to the information concerning securities authorized for issuance under equity compensation plans, which is furnished in Item 5 of Part II hereof under the caption "Equity Compensation Plan Information", the information concerning this item will be contained in the Proxy Statement under the caption "Compensation Committee Report on Executive Compensation—Stock Option Plan" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information concerning this item will be contained in the Proxy Statement under the captions "Interest of Certain Persons in Material Transactions and Matters to be Acted Upon" and "Indebtedness of Directors and Senior Officers" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning this item will be contained in the Proxy Statement under the caption "Particulars of Matters to be Acted Upon—Appointment of Auditors" and "—Fees Paid to Auditors and their Independence from the Corporation" and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.
Report of Independent Accountants dated March 15, 2007.

2.
Consolidated Balance Sheets—At December 31, 2006 and 2005.

3.
Consolidated Statements of Loss—Years ended December 31, 2006, 2005, and 2004.

4.
Consolidated Statements of Deficit—Years ended December 31, 2006, 2005 and 2004.

5.
Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005, and 2004.

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

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Articles of Continuation filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
3.02	By-Law No. 1 of Vista Gold filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
3.04	Amended By-Law No. 1 of Vista Gold (File No. 1-9025)
4.01	Warrant Indenture dated September 23, 2005 between Vista Gold Corp. and Computershare Trust Company of Canada, as Trustee filed as Exhibit 4.1 to the Corporation's Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)
4.02	Form of Broker Warrant dated September 23, 2005 issued by Vista Gold Corp. to Quest Securities Corporation filed as Exhibit 4.2 to the Corporation's Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)
4.03	Warrant Indenture dated February 2, 2006 between Vista Gold Corp. and Computershare Trust Company of Canada, as Trustee filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K, dated February 2, 2006 and incorporated herein by reference (File No. 1-9025)
4.04	Form of Agent's Warrant Certificate, dated as of November 7, 2006 evidencing Agent Warrants issued by Vista Gold Corp. to Sprott Securities Inc. and to GMP Securities L.P. filed as Exhibit 4.1 to the Corporation's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference (File No. 1-9025)

10.01	Lease and Option dated July 1, 1985 between Henry C. Crofoot, trustee, and Hycroft Resources—Development Inc. (Crofoot Patented Claims), as amended, filed as Exhibit 10.8 to Granges' Registration Statement on Form S-1, as amended, and incorporated herein by reference (File No. 33-17974)
10.02	Lease and Option dated July 1, 1985, between Henry C. Crofoot, trustee, and Hycroft Resources—Development Inc. (Crofoot Unpatented Claims) as amended, filed as Exhibit 10.9 to Granges' Registration Statement on Form S-1, as amended, and incorporated herein by reference (File No. 33-17974)
10.03	Lewis Mine Lease and Assignment Agreement included in the Assignment of Mining Lease dated January 23, 1987 among Standard Slag Company, Hycroft Lewis, Hycroft Resources Corporation and Granges filed as Exhibit 10.7 to Granges' Registration Statement on Form S-1, as amended, and incorporated herein by reference (File No. 33-17974)
10.04	Amendment Agreement dated January 14, 1988, among Henry C. Crofoot et al and Hycroft Resources—Development Inc. filed as Exhibit 10.13 to Granges' Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended, and incorporated herein by reference (File No. 1-9025)
10.05	Lewis Hycroft Agreement dated January 10, 1989, among Frank W. Lewis, Hycroft Lewis and Hycroft Resources—Development Inc. filed as Exhibit 10.16 to Granges' Annual Report on Form 10-K for the fiscal year ended December 31, 1988, as amended, and incorporated herein by reference (File No. 1-9025)
10.06	Second Amendment Agreement dated March 3, 1989, among Henry C. Crofoot et al and Hycroft Resources—Development Inc. filed as Exhibit 10.24 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
10.07	Second Lewis-Hycroft Agreement dated March 15, 1991 among Frank W. Lewis, Granges, Hycroft Resources—Development Inc. and Hycroft Lewis filed as Exhibit 10.20 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
10.08	Third Amendment Agreement dated August 16, 1991 among Henry C. Crofoot et al, Hycroft Resources & Development Inc. and Blackrock Properties, Inc. filed as Exhibit 10.25 to the Form 20-F/A for the year ended December 31, 1994 and incorporated herein by reference (File No. 1-9025)
10.09	Stock Option Plan of Vista Gold dated November 1996 as amended in November 1998, May 2003, May 2005 and May 2006 filed as Schedule C to the Corporation's definitive Proxy Statement as filed with the Commission on April 3, 2006 and incorporated herein by reference (File No. 1-9025)
10.10	Share Purchase Agreement dated August 29, 2002 between Vista Gold and Viceroy Minerals Corporation filed as Exhibit 10.16 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.11	Purchase Agreement dated October 7, 2002 between Vista Gold and Newmont Mining Corporation filed as Exhibit 10.17 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.12	Joint Venture Agreement dated June 9, 2003 between Vista Gold and Maverick Silver Inc., a subsidiary of Silver Standard Resources Inc. filed as Exhibit 10.19 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)

10.13	Data Purchase, Production Payment Grant and Option to Purchase Production Payment Agreement dated August 1, 2003 between Vista Gold and Enrique Gaitan Maumejean filed as Exhibit 10.20 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.14	Contract of Assignment of Rights dated September 26, 2003 between Minera Paredones Amarillos and Enrique Gaitan Maumejean filed as Exhibit 10.21 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.15	Option to Purchase Agreement dated September 23, 2003 between Vista Gold and Monex Exploration filed as Exhibit 10.22 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.16	Purchase Agreement dated October 28, 2003 between Vista Gold and Sagebrush Exploration, Inc. filed as Exhibit 10.23 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference
(File No. 1-9025)
10.17	Finder's Fee Agreement and Indemnity Agreement amended and restated as of September 1, 2004 between Vista Gold and Global Resource Investments Ltd. filed as Exhibit 10.1 to the Corporation's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (File No. 1-9025)
10.18	Form of Subscription Agreement dated September 29, 2004, between Vista Gold and each Purchaser as defined therein filed as Exhibit 10.2 to the Corporation's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (File No. 1-9025)
10.19	Option to Purchase Agreement dated December 11, 2003, as amended May 28, 2004 and July 29, 2004 between Vista Gold and Luzon Minerals Ltd. filed as Exhibit 10.24 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference (File No. 1-9025)
10.20	Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier filed as Exhibit 10.25 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference (File No. 1-9025)
10.21	Option to Enter Joint Venture Agreement effective as of October 21, 2004 by and between Vista Gold, Hycroft Resources & Development, Inc., Hycroft Lewis Mine, Inc. and Pintail (Nevada) Gold Technology LLC filed as Exhibit 10.26 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference (File No. 1-9025)
10.22	Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings filed as Exhibit 10.27 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.23	Third Amendment to Purchase Agreement, dated January 19, 2005, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.23 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.24	Deed of Option, dated October 28, 2004, between Weston Investments, Organic Resources, Vista Gold Corp., Salu Siwa and JCI Limited filed as Exhibit 10.24 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.25	Deed relating to the sale and purchase of Salu Siwa, dated April 21, 2005, between Weston Investments, Organic Resources, Vista Gold (Barbados) Corp., and JCI Limited filed as Exhibit 10.25 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.26	Deed relating to the sale and purchase of 1% shareholding in Company, dated April 21, 2005, between Organic Resources, Vista Gold (Barbados) Corp., and JCI Limited filed as Exhibit 10.26 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.27	Assignment Agreement, dated May 9, 2005, between PT Masmindo Eka Sakti and Vista Gold Corp. filed as Exhibit 10.27 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.28	Assignment Agreement, dated May 9, 2005, between Continental Goldfields Limited and Vista Gold Corp. filed as Exhibit 10.28 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.29	Assignment Agreement, dated May 9, 2005, between ORT Limited and Vista Gold Corp. filed as Exhibit 10.29 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.30	Fourth Amendment to Purchase Agreement dated July 18, 2005 between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)
10.31	Finder's Fee Agreement dated as of September 9, 2005 between Vista Gold Corp. and Global Resource Investments Ltd. and Quest Securities Corporation filed as Exhibit 10.2 to the Corporation's Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)
10.32	Indemnity Agreement dated as of September 9, 2005 between Vista Gold Corp. and Global Resource Investments Ltd. and Quest Securities Corporation filed as Exhibit 10.3 to the Corporation's Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)
10.33	Form of Subscription Agreement dated September 23, 2005 between Vista Gold Corp. and each Purchaser as defined therein filed as Exhibit 10.4 to the Corporation's Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)
10.34	Fifth Amendment to Purchase Agreement dated November 7, 2005 between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated November 7, 2005 and incorporated herein by reference (File No. 1-9025)
10.35	Agreement for Assignment and Assumption of Option Agreement, dated December 9, 2005, by and among Century Gold LLC, Donald J. Decker and Suzanne R. Decker, as Joint Trustees of the Decker Ridge Joint Revocable Trust, Vista Gold Corp. and Victory Gold Inc. filed as Exhibit 10.35 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.36	Assignment and Assumption, dated December 9, 2005, made by and among Century Gold LLC, Donald J. Decker and Suzanne R. Decker, as Joint Trustees of the Decker Ridge Revocable Trust and Victory Gold Inc. filed as Exhibit 10.36 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.37	Indemnification Agreement, dated December 13, 2005, by and between Victory Gold Inc., to and for the benefit of the Frank W. Lewis Revocable Living Trust dated March 15, 2004 and the Sharon F. Lewis Trust dated January 22, 2004 filed as Exhibit 10.37 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.38	Indemnification Agreement, dated December 13, 2005, by and between Vista Gold Corp., to and for the benefit of the Frank W. Lewis Revocable Living Trust dated March 15, 2004 and the Sharon F. Lewis Trust dated January 22, 2004 filed as Exhibit 10.38 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.39	Form of Subscription Agreement dated February 2, 2006 between Vista Gold Corp. and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated February 2, 2006 and incorporated herein by reference (File No. 1-9025)
10.40	Mining Tenements Transfer Agreement, dated March 1, 2006, among Pegasus Gold Australia Pty Ltd. (under charges of Ferrier Hodgson as Deed Administrators), Vista Gold Australia Pty Ltd. and Vista Gold Corp. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)
10.41	Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty Ltd. and Vista Gold Corp. filed as Exhibit 10.2 to the Corporation's Current Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)
10.42	Deed of Variation, Adoption and Release: Jawoyn Agreements, dated March 1, 2006, among the Northern Territory of Australia, Yimuyn Manjerr (Investments) Pty Ltd. (Controller Appointed), Yilgarn Gold Limited (Controller Appointed), Vallance Holdings Pty Ltd. (Controller Appointed), Pegasus Gold Australia Pty Ltd., Jawoyn Association Aboriginal Corporation, Barnjarn Aboriginal Corporation, Vista Gold Australia Pty Ltd. and Vista Gold Corp. filed as Exhibit 10.3 to the Corporation's Current Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)
10.43	Letter Agreement, dated April 12, 2005, between Prime Corporate Finance Pty Limited and Vista Gold Corp. filed as Exhibit 10.43 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.44	Binding Letter of Intent, dated July 6, 2006, among Carl Pescio, Janet Pescio, Greg Hryhorchuk, Robert Lipsett and Vista Gold Corp. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated July 6, 2006 and incorporated herein by reference (File No. 1-9025)
10.45	Amendment to Binding Letter of Intent, dated August 15, 2006, among Carl Pescio, Janet Pescio, Greg Hryhorchuk, Robert Lipsett and Vista Gold Corp. filed as Exhibit 10.2 to Amendment No. 1 to the Corporation's Current Report on Form 8-K dated July 6, 2006 (filed with the SEC on August 16, 2006) and incorporated herein by reference (File No. 1-9025)
10.46	Second Amendment to Binding Letter of Intent, dated August 20, 2006, among Carl Pescio, Janet Pescio, Greg Hryhorchuk, Robert Lipsett and Vista Gold Corp. filed as Exhibit 10.3 to Amendment No. 3 to the Corporation's Current Report on Form 8-K dated July 6, 2006 (filed with the SEC on August 25, 2006) and incorporated herein by reference (File No. 1-9025)

10.47	Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated September 22, 2006 (filed with the SEC on September 26, 2006) and incorporated herein by reference (File No. 1-9025)
10.48	Employment Agreement, dated as of September 22, 2006, between Vista Gold Corp., Vista Gold (US) Inc. and Frederick H. Earnest filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated September 22, 2006 (filed with the SEC on October 6, 2006) and incorporated herein by reference (File No. 1-9025)
10.49	Agency Agreement, dated as of October 30, 2006, among Vista Gold Corp., Sprott Securities (U.S.A.) Limited, Sprott Securities Inc., Griffiths McBurney Corp. and GMP Securities L.P. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated October 30, 2006 and incorporated herein by reference (File No. 1-9025)
10.50	Loan Agreement dated as of December 21, 2006, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)
10.51	General Security Agreement dated as of December 21, 2006, made by Luzon Minerals Ltd. in favor of Vista Gold Corp. filed as Exhibit 10.2 to the Corporation's Current Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)
10.52	Letter Agreement dated February 19, 2007, between Vista Gold Corp. and Carl Pescio and Janet Pescio filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated February 21, 2007 and incorporated herein by reference (File No. 1-9025)
10.53	Letter Agreement dated March 13, 2007, between Vista Gold Corp. and Luzon Minerals Ltd.
21	Subsidiaries of the Corporation
23.1	Consent of PricewaterhouseCoopers LLP, independent auditors
23.2	Consent of Giroux Consultants Limited
23.3	Consent of GR Technical Services Ltd.
23.4	Consent of Gustavson Associates, LLC
23.5	Consent of Mine Development Associates
23.6	Consent of Ore Reserves Engineering
23.7	Consent of Pincock, Allen & Holt
23.8	Consent of Resource Development Inc.
23.9	Consent of RSG Global Pty Ltd.
23.10	Consent of Snowden Mining Industry Consultants
23.11	Consent of WLR Consulting, Inc.
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: March 15, 2007	By: /s/ Michael B. Richings

Michael B. Richings,
President and Chief Executive Officer
Dated: March 15, 2007	By: /s/ Gregory G. Marlier

Gregory G. Marlier
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 15, 2007	By: /s/ Michael B. Richings

Michael B. Richings,
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 15, 2007	By: /s/ Gregory G. Marlier

Gregory G. Marlier
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Michael B. Richings Michael B. Richings	Director	March 15, 2007
* John M. Clark	Director	March 15, 2007
* C. Thomas Ogryzlo	Director	March 15, 2007
* Robert A. Quartermain	Director	March 15, 2007
* W. Durand Eppler	Director	March 15, 2007
* By: /s/ Michael B. Richings

Michael B. Richings Attorney-in-Fact

Exhibit 21

SUBSIDIARIES OF VISTA GOLD CORP.

Name of Subsidiary	Jurisdiction of Organization
Vista Gold Holdings Inc.(1)	Nevada
Vista Gold U.S. Inc.(2)	Delaware
Vista California, LLC.(10)	California
Vista Nevada Corp.(2)	Nevada
Idaho Gold Resources LLC(2)	Idaho
Victory Gold Inc.(2)	Nevada
Victory Exploration Inc.(6)	Nevada
Hycroft Resources & Development, Inc.(2)	Nevada
Hycroft Lewis Mine, Inc.(3)	Nevada
Allied Nevada Gold Corp.(1)	Delaware
Allied Nevada Gold Holdings LLC(11)	Nevada
Granges Inc.(1)	British Columbia, Canada
Minera Paredones Amarillos S.A. de C.V.(1)	Mexico
Vista Gold (Barbados) Corp.(1)	Barbados
Salu Siwa Pty. Ltd.(7)	Australia
PT Masmindo Dwi(8)	Indonesia
Vista Gold (Antigua) Corp.(1)	Antigua
Compania Inversora Vista S.A.(4)	Bolivia
Minera Nueva Vista S.A.(5)	Bolivia
Compania Exploradora Vistex S.A.(5)	Bolivia
Vista Minerals (Barbados) Corp.(1)	Barbados
Vista Australia Pty. Ltd.(9)	Australia
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

(8)
100% owned by Salu Siwa Pty. Ltd.

(9)
100% owned by Vista Minerals (Barbados) Corp.

(10)
100% owned by Vista Gold U.S. Inc.

(11)
100% owned by Allied Nevada Gold Corp.

Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-91254, 333-102384, 333-104443, 333-120335, 333-129720, 333-132975 and 333-136980), and in the Registration Statements on Form S-8 (Nos. 333-105621 and 333-134767) of Vista Gold Corp. (the "Company") of our report dated March 15, 2007, relating to the consolidated financial statements of the Company included in this Annual Report on Form 10-K for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, BC, Canada
March 15, 2007

Exhibit 24

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael B. Richings, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name and/or his behalf, to do any and all acts and things and to execute any and all instruments which said attorney-in-fact and agent may deem necessary or advisable to enable Vista Gold Corp. to comply with the Securities Exchange Act of 1934, as amended (the "Act"), and any rules, regulations or requirements of the Securities and Exchange Commission in respect thereof, including, without limitation, the power and authority to sign his name in any and all capacities (including his capacity as a Director and/or Officer of Vista Gold Corp.) to the Annual Report on Form 10-K of Vista Gold Corp. for the fiscal year ended December 31, 2006 and the undersigned hereby ratifies and confirms all that said attorney-in-fact and agent, or any substitute or substitutes for him, shall lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned have subscribed these presents on the dates stated.

Signature	Title	Date
/s/ John M. Clark John M. Clark	Director	March 15, 2007
/s/ C. Thomas Ogryzlo C. Thomas Ogryzlo	Director	March 15, 2007
/s/ Robert A. Quartermain Robert A. Quartermain	Director	March 15, 2007
/s/ W. Durand Eppler W. Durand Eppler	Director	March 15, 2007

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

4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  (a)
  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b)
  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Dated: March 15, 2007	/s/ Michael B. Richings Michael B. Richings, President and Chief Executive Officer

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

4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  (a)
  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b)
  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Dated: March 15, 2007	/s/ Gregory G. Marlier Gregory G. Marlier Chief Financial Officer

Exhibit 32.1

STATEMENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Vista Gold Corp. (the "Corporation") on Form 10-K for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Corporation does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: March 15, 2007	/s/ Michael B. Richings Michael B. Richings, President and Chief Executive Officer

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

STATEMENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Vista Gold Corp. (the "Corporation") on Form 10-K for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Corporation does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: March 15, 2007	/s/ Gregory G. Marlier Gregory G. Marlier, Chief Financial Officer

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
PART I
PART II
Independent Auditors' Report To the Shareholders of Vista Gold Corp.
PART III
PART IV
SIGNATURES
SUBSIDIARIES OF VISTA GOLD CORP.
CONSENT OF INDEPENDENT ACCOUNTANTS
POWER OF ATTORNEY
CERTIFICATION
CERTIFICATION
STATEMENT PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
STATEMENT PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002