Form 10-Q
period 2007-03-31
VISTA GOLD CORP
filed 2007-05-11
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest
practicable date:   32,027,969

Common Shares, without par value, outstanding at May 10, 2007

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2007

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31,	December 31,
(U.S. dollars in thousands)	2007	2006
Assets:
Cash and cash equivalents — Note 14	$46,765	$48,698
Marketable securities — Note 1	1,242	791
Accounts receivable	1,075	748
Supplies inventory, prepaids and other	510	381
Other current assets	25	25
Current assets	49,617	50,643

Restricted cash — Note 3	5,385	5,320
Mineral properties — Note 4	33,545	31,749
Plant and equipment — Note 5	1,322	1,130
Prepaid transaction costs — Note 13	2,119	1,841
Other long-term receivables	166	166
Reclamation premium costs and other assets	1,852	1,882
	44,389	42,088

Total assets	$94,006	$92,731

Liabilities and Shareholders’ Equity:
Accounts payable	$258	$167
Accrued liabilities and other	910	726
Current liabilities	1,168	893

Capital lease obligations	20	23
Asset retirement obligation and closure costs — Note 10	4,688	4,688
Total liabilities	5,876	5,604

Capital stock, no par value: — Note 6
Preferred - unlimited shares authorized; no shares outstanding
Common - unlimited shares authorized; shares outstanding:
2007 — 32,027,969 and 2006 — 31,674,623	217,292	215,618
Warrants — Note 7	531	932
Options — Note 8	2,362	2,239
Contributed surplus	253	253
Accumulated other comprehensive income — Note 9	383	—
Deficit	(132,691)	(131,915)
Total shareholders’ equity	88,130	87,127

Total liabilities and shareholders’ equity	$94,006	$92,731

Commitments and Contingencies — Note 10
Subsequent events — Note 14

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS — UNAUDITED

			Cumulative
			during
	Three Months Ended March 31,		Exploration
(U.S. dollars in thousands, except share data)	2007	2006	Stage
Income:
Interest income	660	92	2,231
Other income	2	1	315
Gain on disposal of marketable securities	202	39	458
Gain on disposal of assets	—	—	98
Cost recoveries related to USF&G lawsuit	—	—	240
Total other income	864	132	3,342

Costs and expenses:
Exploration, property evaluation and holding costs	$(533)	$(455)	$(7,616)
Corporate administration and investor relations	(894)	(678)	(11,105)
Depreciation and amortization	(75)	(55)	(1,030)
Provision for reclamation and closure costs	—	—	(1,048)
Write-down of mineral properties	—	—	(78)
Stock-based compensation	(134)	(34)	(2,413)
Loss on currency translation	(4)	(18)	(27)
Total costs and expenses	(1,640)	(1,240)	(23,317)
Net loss	$(776)	$(1,108)	$(19,975)

Other comprehensive income:
Unrealized fair-value increase on available-for-sale securities	66	—
Realized fair-value increase on available-for-sale securities	(215)	—
Increase on available-for-sale securities	(149)	—
Comprehensive loss	$(627)	$(1,108)

Weighted average number of shares outstanding	31,928,687	21,504,598

Basic and diluted loss per share	$(0.02)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT — UNAUDITED

	Three Months Ended March 31,
(U.S. dollars in thousands)	2007	2006
Deficit, beginning of period	$(131,915)	$(127,744)
Net loss	(776)	(1,108)
Deficit, end of period	$(132,691)	$(128,852)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

			Cumulative
			during
	Three Months Ended March 31,		Exploration
(U.S. dollars in thousands)	2007	2006	Stage
Cash flows from operating activities:
Loss for the period	$(776)	$(1,108)	$(19,975)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	75	55	1,030
Amortization of reclamation premium costs	30	30	387
Provision for asset retirement obligation and closure costs	—	—	1,048
Asset retirement obligation and closure costs accrued, net	—	68	74
Write-down of mineral properties	—	—	78
Stock-based compensation	134	34	2,413
Gain on disposal of assets	—	—	(98)
Cost recoveries related to USF&G lawsuit	—	—	(240)
Write-down of marketable securities	—	—	118
Gain on disposal of marketable securities	(202)	(39)	(576)
Loss on currency translation	—	—	44
Other non-cash items	—	—	(66)

Change in operating assets and liabilities:
Accounts receivable	(327)	10	(776)
Supplies inventory, prepaids and other	(129)	5	(124)
Accounts payable and accrued liabilities and other	275	(96)	(273)
Net cash used in operating activities	(920)	(1,041)	(16,936)

Cash flows from investing activities:
Restricted cash—Note 3	(65)	(54)	(5,385)
Acquisition of marketable securities	(84)	(42)	(729)
Proceeds from sale of marketable securities	218	85	944
Additions to mineral properties, net of cost recoveries—Note 4	(1,796)	(412)	(9,593)
Acquisition of mineral property	—	(1,021)	(8,205)
Additions to plant and equipment—Note 5	(270)	(5)	(2,231)
Proceeds on disposal of plant and equipment	—	—	264
Net cash used in investing activities	(1,997)	(1,449)	(24,935)

Cash flows from financing activities:
Net proceeds from equity financings—Note 6	—	3,212	54,409
Proceeds from exercise of warrants—Note 6	1,245	1,951	33,715
Proceeds from exercise of stock options—Note 6	17	293	1,957
Prepaid transaction costs—Note 13	(278)	—	(2,119)
Net cash provided by financing activities	984	5,456	87,962
Net increase/(decrease) in cash and cash equivalents	(1,933)	2,966	46,091

Cash and cash equivalents, beginning of period	48,698	2,027	674

Cash and cash equivalents, end of period	$46,765	$4,993	$46,765

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(U.S. dollars unless specified otherwise)

1.                                      General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of March 31, 2007, and for the three-month period ended March 31, 2007, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 12, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, with the exception that on January 1, 2007, the Corporation adopted CICA Handbook Sections 1530, “Comprehensive Income”, 3855, “Financial Instruments — Recognition and Measurement.” and 3861, “Financial Instrument — Disclosure and Presentation.”

On January 1, 2007, the Corporation adopted CICA Handbook Sections 1530, “Comprehensive Income” and 3855, “Financial Instruments — Recognition and Measurement.”  The adoption of these new sections had no impact on the Corporation’s financial statements on or before December 31, 2006 as the sections require adjustments to the carrying value of available-for-sale securities to be recorded within accumulated other comprehensive income on transition.  Upon adoption of these sections, the Corporation made a one-time adjustment to the opening balance of accumulated other comprehensive income in the amount of $531,743.

All available-for-sale securities are measured at fair-value.  Gains and losses associated with these available-for-sale securities will be separately recorded as unrealized within other comprehensive income until such time the security is disposed of or becomes impaired, at which time any gains or losses will then be realized and reclassified to the statement of loss.

Upon adoption of the Financial Instruments section, all regular-way purchases of financial assets are accounted for at the trade date.  Transaction costs on financial assets are treated as part of the investment cost.

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

3.                                      Restricted cash

The Corporation has pledged cash as collateral totalling $5.4 million to the U.S. Bureau of Land Management, Nevada State Office, to cover increased reclamation cost estimates at the Hycroft mine (Note 10).  During the quarter ended March 31, 2007, the Corporation earned interest of $64,392 on the restricted cash account.

4.                                      Mineral properties

	2006	2007
	December 31,	Acquisition	Option	Exploration &	Cost		Year to date	March 31,
(U.S. dollars in thousands)	net balance	costs	payments	land costs	recovery	Write-offs	activity	ending balance
Maverick Springs, United States	$1,471	$—	$—	$—	$—	$—	$—	$1,471
Mountain View, United States	854	—	—	1	—	—	1	855
Long Valley, United States	641	—	250	4	—	—	254	895
Wildcat, United States	1,017	—	—	—	—	—	—	1,017
Hasbrouck and Three Hills, United States	386	—	—	—	—	—	—	386
Yellow Pine, United States	593	—	—	2	—	—	2	595
Paredones Amarillos, Mexico	3,218	—	—	88	—	—	88	3,306
Guadalupe de los Reyes, Mexico	1,249	—	—	4	—	—	4	1,253
Amayapampa, Bolivia	10,326	—	—	—	—	—	—	10,326
Awak Mas, Indonesia	2,590	—	—	86	—	—	86	2,676
F.W. Lewis, Inc. Properties, United States	2,968	—	—	3	(11)	—	(8)	2,960
Hycroft Royalty, United States	3,500	—	—	—	—	—	—	3,500
Mt. Todd, Australia	2,875	—	—	1,369	—	—	1,369	4,244
Other	61	—	—	—	—	—	—	61
	$31,749	$—	$250	$1,557	$(11)	$—	$1,796	$33,545

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

Measurement Uncertainty

The carrying value of the Amayapampa gold project was $10.3 million as at March 31, 2007. The valuation of this asset is highly dependent on the sale to Luzon going ahead and on assumptions regarding the price of gold and Luzon shares in the future. As at March 31, 2007, the impairment analysis incorporated the following key assumptions:

•                  Gold prices per ounce of $515 per ounce

•                  Expected reserves of 440,000 ounces to be mined from the property commencing in 2009 based on a feasibility study carried out in February, 2000.

Using these assumptions, the Amayapampa project was not considered to be impaired based on the projected undiscounted cash flows.

The Corporation believes that the fair value of its other mineral properties exceeds the carrying value; however, a write-down in the carrying values of the Corporation’s properties may be required in the future as a result of  events and circumstances resulting in an evaluation of gold resources and the application of an impairment test which is based on estimates of gold resources and gold prices.

5.                                      Plant and equipment

	March 31, 2007			December 31, 2006
		Depreciation and			Depreciation and
(U.S. dollars in thousands)	Cost	Write-downs	Net	Cost	Write-downs	Net
Hycroft mine, United States	$11,949	$11,017	$932	$11,949	$10,969	$980
F.W. Lewis, Inc. Properties, United States	31	15	16	31	14	17
Awak Mas, Indonesia	101	32	69	96	25	71
Mt. Todd, Australia	280	17	263	30	2	28
Corporate, United States	441	399	42	429	395	34
	$12,802	$11,480	$1,322	$12,535	$11,405	$1,130

6.             Capital stock

Common Shares issued and outstanding

	Number of	Capital stock
	shares issued	($ 000’s)
As of December 31, 2006	31,674,623	$215,618

Warrants exercised from February - March 2002 private placement — Note 7	97,465	146
Warrants exercised from September 2005 private placement, cash — Note 7	216,881	889
Warrants exercised from September 2005 private placement, fair value — Note 7	—	401
Warrants exercised from February 2006 private placement — Note 7	35,000	210
Exercise of stock options, cash — Note 8	4,000	17
Exercise of stock options, fair value — Note 8	—	11

Issued during the three months ended March 31, 2007	353,346	1,674

As of March 31, 2007	32,027,969	217,292

7.                                      Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

						Weighted
						average		Weighted
	Warrants	Valuation	Warrants	Warrants	Warrants	exercise prices		average remaining
	granted(1)(2)	($000’s)	exercised	expired	outstanding	(U.S. $)	Expiry date	life (yrs)

As of December 31, 2006	12,208,917	932	(10,323,320)	(333,163)	1,552,434	$4.82

Private placement February - March 2002	—	—	(97,465)	—	(97,465)	1.50	Feb - Mar-07	—
Private placement September 2005	—	(401)	(216,881)	—	(216,881)	4.10	Sep-07	0.5
Private placement February 2006	—	—	(35,000)	—	(35,000)	6.00	Feb-08	0.8

As of March 31, 2007	12,208,917	531	(10,672,666)	(333,163)	1,203,088	$5.74

(1)             Each warrant entitles the holder to purchase one common share

(2)             The value of all warrants issued in conjunction with private placements is allocated to common stock

8.                                      Options to purchase Common Shares

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

The fair value of stock options granted to employees and directors was estimated at the grant date using the Black-Scholes option pricing model, using the following weighted average assumptions:

	March 2007	March 2006
Expected volatility	N/A	60.0%
Risk-free interest rate	N/A	4.76%
Expected lives (years)	N/A	5
Dividend yield	N/A	N/A

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

A summary of option activity under the Plan as of March 31, 2007, and changes during the quarter then ended is set forth in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
	Shares	($ USD)	Term	($000)
Outstanding — December 31, 2006	944,000	$5.13	2.57	$3,500

Exercised	(4,000)	4.19
Expired	(2,857)	3.04

Outstanding — March 31, 2007	937,143	$5.14	2.35	$2,649,186

Exercisable — March 31, 2007	817,143	$4.50	2.05	$2,649,186

A summary of the fair-value changes included in options within Shareholders’ Equity as of March 31, 2007, and the quarter then ended is set forth in the following table:

Options
($000’s)
As of December 31, 2006	$2,239

Exercised	(11)
Expensed	134

As of March 31, 2007	$2,362

The total number of options outstanding at the end of the quarter is 937,143 with exercise prices ranging from approximately $1.96 to $9.73 and remaining lives of 0.27 to 4.48 years.  The total number of options outstanding represents 2.9% of issued capital.

Under the Plan, 10,000 stock options, vesting over a period of two years (5,000 in each year), were granted to an employee of the Corporation in March 2006. The weighted-average grant date fair value of the 10,000 options granted during the period ended March 31, 2006 was $2.81.  There were no options granted during the three months ended March 31, 2007.

During the three months ended March 31, 2007, 4,000 options were exercised with an aggregate intrinsic value of $13,200.  During the same period in 2006, 80,625 options were exercised with an aggregate intrinsic value of $174,519

A summary of the status of the Corporation’s unvested stock options as of March 31, 2007, and changes during the quarter then ended, is set forth below:

		Weighted-
		Average Grant
	Number of	Date Fair
	Shares	Value ($ USD)
Unvested — December 31, 2006	125,000	$5.22

Vested	(5,000)	5.05

Unvested — March 31, 2007	120,000	$5.32

As of March 31, 2007, there was $216,298 of unrecognized compensation expense related to the unvested portion of options outstanding.  This expense is expected to be recognized over a weighted-average period of 0.4 years.

9.                                      Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

Accumulated other
comprehensive income
($000’s)
As of December 31, 2006	$—

Adjustment for CICA 3855 adoption	532
Increases to fair market value during period	66
Decreases due to realization of gain	(215)

As of March 31, 2007	$383

10.          Commitments and contingencies

The Corporation is required to provide financial assurance of $7.5 million in respect of reclamation and site closure obligations at the Hycroft mine.  The Corporation has been requested to pledge collateral to provide this bonding (Note 3).

11.          Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in North America, South America, Indonesia and Australia.  Substantially all related costs are incurred in the United States. The Corporation reported no revenues in the three-month period ended March 31, 2007, or for the same period in 2006.  Geographic segmentation of mineral properties and plant and equipment is provided in Notes 4 and 5.

12.          Differences between Canadian and United States generally accepted accounting principles

The Corporation prepares its financial statements in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States.  The significant differences between generally accepted accounting principles (“GAAP”) in Canada and in the United States, as they relate to these financial statements, are as follows:

(a)                               In accordance with U.S. GAAP, exploration, mineral property evaluation and holding costs are expensed as incurred.  When proven and probable reserves are determined for a property and a bankable feasibility study is completed, then subsequent exploration and development costs on the

property would be capitalized.   Total capitalized cost of such properties is measured periodically for recoverability of carrying value under SFAS No. 144.  Under Canadian GAAP, all such costs are permitted to be capitalized.

(b)                               In accordance with U.S. GAAP (SFAS No. 115), marketable securities considered to be available-for-sale are to be measured at fair value at the balance sheet date and related unrealized gains and losses are required to be shown separately in comprehensive income.  On January 1, 2007, the Corporation adopted CICA 3855 “Financial Instruments — Recognition and Measurement.”  This standard essentially aligns Canadian GAAP with U.S. GAAP for accounting for marketable securities considered to be available-for-sale.

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

(d)                               In accordance with U.S. GAAP (SFAS No. 123R), the fair value of all options granted after January 1, 2006 is calculated at the date of grant and expensed over the expected vesting period.  On transition to this new standard, the unvested portion of options granted to employees before January 1, 2006 is expensed over the remaining vesting period using the fair value on the date of grant.  Prior to January 1, 2006, the Corporation accounted for its stock options under APB Opinion 25 for U.S. GAAP purposes, which did not require stock-based compensation expense to be recorded.  SFAS No. 123R essentially aligns U.S. GAAP with Canadian GAAP for accounting for stock based compensation.

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS — UNAUDITED

			Cumulative
			during
	Three Months Ended March 31,		Exploration
(U.S. dollars in thousands, except share data)	2007	2006	Stage
Net loss — Canadian GAAP	$(776)	$(1,108)	$(19,975)
Exploration, property evaluation and holding costs (a)	(1,557)	(453)	(7,676)
Financing costs	—	—	(222)
Stock-based compensation expense (d)	—	(4)	1,142
Beneficial conversion feature	—	—	(2,774)
Net loss — U.S. GAAP	(2,333)	(1,565)	(29,505)
Unrealized gain/(loss) on marketable securities (b)	149	518	541
Comprehensive loss — U.S. GAAP	$(2,184)	$(1,047)	$(28,964)
Basic and diluted loss per share — U.S. GAAP	$(0.07)	$(0.05)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

			Cumulative
			during
	Three Months Ended March 31,		Exploration
(U.S. dollars in thousands)	2007	2006	Stage
Cash flows from operating activities, Canadian GAAP	$(920)	$(1,041)	$(16,936)
Additions to mineral properties, net (a)	(1,557)	(453)	(7,676)
Cash flows from operating activities, U.S. GAAP	(2,477)	(1,494)	(24,612)

Cash flows from investing activities, Canadian GAAP	(1,997)	(1,449)	(24,935)
Additions to mineral properties, net (a)	1,557	453	7,676
Cash flows from investing activities, U.S. GAAP	(440)	(996)	(17,259)

Cash flows from financing activities, Canadian GAAP	984	5,456	87,962
Cash flows from financing activities, U.S. GAAP	984	5,456	87,962

Net increase/(decrease) in cash and cash equivalents	(1,933)	2,966	46,091

Cash and cash equivalents, beginning of period	48,698	2,027	674

Cash and cash equivalents, end of period	$46,765	$4,993	$46,765

The significant differences in the consolidated balance sheets as at March 31, 2007, and December 31, 2006, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS — UNAUDITED

	March 31, 2007			December 31, 2006
	Per Cdn.	Cdn./U.S.	Per U.S.	Per Cdn.	Cdn./U.S.	Per U.S.
	GAAP	Adj.	GAAP	GAAP	Adj.	GAAP
(U.S. $000’s)
Current assets (b)	$49,617	—	$49,617	$50,643	$541	$51,184
Restricted cash	5,385	—	5,385	5,320	—	5,320
Property, plant and equipment (a)	39,004	(15,462)	23,542	36,768	(13,905)	22,863
Total assets	$94,006	$(15,462)	$78,544	$92,731	$(13,364)	$79,367

Current liabilities	1,168	—	1,168	893	—	893
Long term liabilities	4,708	—	4,708	4,711	—	4,711
Total liabilities	5,876	—	5,876	5,604	—	5,604

Capital stock (c,d)	217,292	75,782	293,074	215,618	75,793	291,411
Special warrants	—	222	222	—	222	222
Warrants and options (d)	2,893	(1,065)	1,828	3,171	(1,076)	2,095
Contributed surplus (c,d)	253	5,526	5,779	253	5,526	5,779
Other comprehensive income (b)	383	—	383	—	541	541
Deficit (a,b,c,d)	(132,691)	(95,927)	(228,618)	(131,915)	(94,370)	(226,285)
Total shareholders’ equity	88,130	(15,462)	72,668	87,127	(13,364)	73,763

Total liabilities & shareholders’ equity	$94,006	$(15,462)	$78,544	$92,731	$(13,364)	$79,367

13.          Related party transactions

Maverick Springs

On June 9, 2003, the Corporation entered into an agreement granting Silver Standard Resources Inc. (“SSRI”) an option to acquire the Corporation’s interest in the silver mineralized material hosted in the Maverick Springs project in Nevada. The Corporation and SSRI have a common director.  Under the terms of the agreement, the Corporation will retain its 100% interest in the gold mineralized material, and SSRI was to pay the Corporation $1.5 million over four years, of which $949,823 was paid in 2003, $428,481 in 2004 and $144,285 in 2005, completing the $1.5 million payment obligation.  Accordingly, all costs incurred for Maverick Springs are now being shared by the two corporations on the following basis:  the Corporation 45%/SSRI 55%.  SSRI and the Corporation have formed a committee to jointly manage the exploration of the Maverick Springs project.  The Corporation is the operator and has a 45% vote on the committee, and SSRI has a 55% vote.

Amayapampa

In December 2006, we announced that, subject to a number of conditions, we had agreed to loan up to $200,000 by way of a 90-day term loan, bearing interest at a rate of 12% per annum, to Luzon for Luzon to pay down debts already incurred and ongoing expenses in connection with the Amayapampa Project and Luzon’s Lipichi project, both located in Bolivia. The loan is to be secured by a general security agreement in favor of Vista.

In March 2007, we announced that, subject to receipt of all necessary regulatory and other approvals, we entered into a new agreement with Luzon Minerals Ltd. under which, Vista has granted to Luzon an exclusive option to purchase 90% of Vista’s interest in the Amayapampa Project for a term of 18 months and subject to the exercise of the option to purchase, a right of first offer over Vista’s remaining 10% interest.  Luzon has agreed to complete a bankable feasibility study by September 14, 2007, and to arrange for 100% of the Project’s financing required for the construction, development and commencement of commercial mining operations at the levels recommended in the feasibility study (including all working capital), by no later than September 14, 2008.  Vista may extend the delivery deadline for the feasibility study for a further six months under certain circumstances and for further consideration of $20,000 per month. Luzon will grant Vista a net smelter return royalty of 2.5% when gold is less than $500 per ounce and 3.5% when gold is at or above $500 per ounce.  If the feasibility study indicates proven and probable reserves at the Amayapampa Project are greater than 685,252 ounces of gold, then the net smelter return royalties on production above 548,202 ounces of gold shall be reduced to 1.0% when gold is less than $500 per ounce and 2.0% when the gold price is at or above $500 per ounce.

Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescios

As previously reported, on September 22, 2006, the Corporation entered into an Arrangement and Merger Agreement (the ”Arrangement Agreement”) with Carl Pescio, Janet Pescio and Allied Nevada Gold Corp. (“Allied Nevada”) pursuant to which the parties agreed to undertake a transaction that would result in the transfer of the Corporation’s Nevada-based mining properties and related assets into Allied Nevada and the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all to be carried out pursuant to an arrangement under the provisions of the Business Corporations Act (Yukon Territory) (the ”Arrangement”).  Completion of the transaction was subject to a number of conditions, including receipt of all required securityholder, court, regulatory and third party approvals and certain other conditions.

As part of the transaction, the Corporation’s shareholders will exchange each of their Vista Gold common shares and will receive, subject to applicable withholding taxes, (i) one new Vista Gold common share and (ii) a pro rata portion of (A) the number of common shares of Allied Nevada (“Allied Nevada Shares”) received by the Corporation as part of the Arrangement less (B) the number of Allied Nevada Shares retained by the Corporation to facilitate payment of any taxes payable in respect of the Arrangement.  Holders of options to acquire Vista Gold common shares will exchange their options for options to acquire Allied Nevada Shares and options to acquire newly created Vista Gold shares, and holders of warrants of Vista Gold will have their warrants adjusted in accordance with the terms of the warrants.  In November 2006, the Corporation received the securityholder and court approvals required as conditions for completion of the transaction.  In April 2007, the Corporation announced completion of the registration of Allied Nevada’s common shares under the United States Securities Exchange Act of 1934. The closing of the transaction occurred on May 10, 2007. See Note 14.

Prior to the completion of the transaction, the immediate cash needs of Allied Nevada were met by loans from the Corporation pursuant to the Arrangement Agreement, which provides that, prior to the date of completion, the Corporation may loan money to the Corporation’s wholly-owned subsidiary, Vista Gold Holdings, Inc. (“Vista U.S.”), which will hold the Corporation’s Nevada-based mining properties and related assets immediately prior to their transfer to Allied Nevada, in amounts sufficient to undertake certain activities for the benefit of the business Allied Nevada will operate after the completion of the transaction, including purchase of mineral properties or property interests, payment of amounts necessary to secure the services of a Chief Executive Officer, and purchase of office equipment, software and other miscellaneous items to enable Allied Nevada to commence operations immediately after the completion of the transaction. These loans bear interest at the rate of 6% per annum and all principal and interest owing by Vista U.S. to the Corporation in respect of such loans are to be paid in full at the time of completion on behalf of Vista U.S. As of March 31, 2007 this loan amount was $599,567 which included interest of $10,275.

14.          Subsequent events

The previously announced Arrangement involving the Corporation, Allied Nevada and the Pescios closed on May 10, 2007.  The transaction resulted in the acquisition by Allied Nevada of the Corporation’s Nevada properties and the Nevada mineral assets of Carl and Janet Pescio.  Of the 38,933,055 Allied Nevada Shares issued as part of the transaction, 12,000,000 were issued to Carl and Janet Pescio as partial consideration for the acquisition of their Nevada mineral assets and 26,933,055 were issued to the Corporation in accordance with the Arrangement.  Of the 26,933,055 Allied Nevada Shares issued to the Corporation, 25,403,207 shares will be available for distribution to shareholders of Vista, subject to applicable withholding taxes (as described in the management information and proxy circular of the Corporation dated October 11, 2006) and after the Corporation retains approximately 1.5 million shares to facilitate the payment of any taxes payable by the Corporation in respect of the Arrangement.  Accordingly, for each existing share of the Corporation that a shareholder owned immediately prior to the effective time of the Arrangement, they will receive, subject to applicable withholding taxes (a) one new share of the Corporation, (b) 0.794 of an Allied Nevada Share, and (c) any payment they are entitled to receive in lieu of a fractional share of Allied Nevada.  The new common shares of the Corporation and the Allied Nevada Shares began trading on May 10, 2007, on the Toronto Stock Exchange and the American Stock Exchange.

At March 31, 2007, the Corporation’s working capital was $48.4 million. Following the Corporation’s transfer of $25 million in cash to Allied Nevada in connection with the closing of the Arrangement, the Corporation’s working capital is now approximately $23 million (of which approximately $20 million is cash).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

(U.S. dollars in thousands, unless specified otherwise)

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. for the three months ended March 31, 2007 has been prepared based on information available to us as of May 10, 2007.  MD&A should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2006 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada.  Reference to Note 17 to the consolidated annual financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements.  All amounts stated herein are in U.S. dollars, unless otherwise noted.

Results from Operations

Our consolidated net loss for the three-month period ended March 31, 2007, was $776,000 or $0.02 per share compared to a consolidated net loss of $1,108,000 or $0.05 per share for the same period in 2006.  The decrease in the consolidated net loss of $332,000 from the prior year is largely due to an increase in interest income of $568,000 as well as increased gains on the disposal of marketable securities of $163,000.  These increases in income were partly offset by increases in exploration, property evaluation and holding costs of $78,000, corporate administration and investor relations costs of $216,000 and stock-based compensation costs of $100,000.

Exploration, property and holding costs

Exploration, property and holding costs increased to $533,000 during the three-month period ended March 31, 2007, as compared with $455,000 for the same period in 2006.  The principal variances from the comparative period in 2006 are as follows:

•                  An increase in general business development costs of $14,000;

•                  An increase in holding costs for the Paredones Amarillos Project of $68,000;

•                  An increase in holding costs at the Amayapampa mine of $25,000;

•                  An increase in holding costs at the Mt. Todd mine of $34,000.  We did not own the Mt. Todd mine during the first quarter of 2006;

•                  An increase in holding costs for the Awak Mas Project of $39,000;

•                  A decrease in costs for the F.W. Lewis, Inc. properties of $12,000;  and

•                  A decrease in holding costs at the Hycroft mine of $90,000.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $894,000 during the three-month period ended March 31, 2007, compared to $678,000 for the same period in 2006.  The increase of $216,000 is primarily due to the following:

•                  An increase of $97,000 for labor costs reflecting higher employee benefit costs and an additional employee;

•                  An increase of $64,000 for fees paid to an outside consultant to assist with our compliance with internal control over financial reporting and related requirements under Section 404 of the Sarbanes-Oxley Act of 2002; and

•                  An increase of $55,000 for audit and tax compliance fees related to the year end audit.

Depreciation and amortization

Depreciation and amortization expense increased to $75,000 during the three-month period ended March 31, 2007, compared to $55,000 for the same period in 2006.  The increase of $20,000 is mostly due to capital expenditures at the Mt. Todd gold mine during the first quarter of 2007 that have begun to be depreciated.  We did not own the Mt. Todd mine during the first quarter of 2006.

Stock-based compensation

Stock-based compensation increased to $134,000 for the three-month period ended March 31, 2007, compared to $34,000 for the same period in 2006.  The entire increase of $100,000 is due to the compensation expense associated with prior year stock option grants.

Other income and expense

Gain on disposal of marketable securities

For the three-month period ended March 31, 2007, we realized a gain of $202,000 on the disposal of marketable securities, compared to $39,000 for the same period in 2006.  The gain resulted from the sale of securities that had a book value of $16,327.

At March 31, 2007, we held marketable securities available for sale with a quoted market value of $1,241,759.  We purchased the securities for investing purposes with the intent to hold the securities until such time that it would be advantageous to sell the securities at a gain.  Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment.

Interest income

During the three months ended March 31, 2007 we realized $660,000 in interest income as compared to $92,000 for the same period in 2006.  The increase of $568,000 is primarily attributable to an increase in interest earned on our liquid savings account of $555,000 and an increase in interest earned on the Hycroft mine restricted cash account of $10,000 as compared to the same period in 2006.  The increase in interest earned on our liquid savings account is attributable to higher cash balances available to be invested resulting from equity financings and stock option and warrant exercises that occurred during 2006.  The increase in interest earned on the Hycroft mine restricted cash account is due to higher interest rates during the first three months of 2007 as compared to 2006.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $920,000 for the three-month period ended March 31, 2007, compared to $1,041,000 for the same period in 2006.  The decrease of $121,000 is the result of an increase in cash used for accounts receivable of $337,000, an increase in supplies inventory, prepaids and other of $134,000 and an  aggregate decrease of non-cash items of $111,000, partially offset by a decrease in accounts payable and accrued liabilities of $371,000 and a decrease in the consolidated net loss of $332,000.

Investing activities

Net cash used for investing activities increased to $2.0 million for the three-month period ended March 31, 2007, from $1.4 million for the same period in 2006.  The increase of $0.6 million is mostly the result of an increase in the additions to mineral properties of $1.4 million of which is mostly the result of a drilling program we are undertaking at the Mt. Todd gold mine, which was acquired during 2006.  This increase is partially offset by a decrease of $1.0 million in acquisitions of mineral properties.  This represents the funds that Vista Gold placed in escrow during the 2006 period in connection with our acquisition of the Mt. Todd gold mine, which was completed in June 2006.  There were no comparable expenditures related to acquisitions during the 2007 period.

Financing activities

Net cash provided by financing activities decreased to $1.0 million for the three-month period ended March 31, 2007, from $5.5 million for the same period in 2006.

Warrants exercised during the period ended March 31, 2007 produced cash proceeds of $1.2 million as compared to $2.0 million for the same period in 2006.

Stock option exercises produced cash of $17,000 during the period ended March 31, 2007 as compared to $293,000 for the same period in 2006.

In February 2006, we completed a private placement financing consisting of 649,684 equity units, each priced at $5.05.  Each equity unit consisted of one common share and one warrant.  Gross proceeds of $3.28 million were offset by legal fees and costs to register the shares of $69,147, for net proceeds of $3.21 million.  There were no comparable transactions during the 2007 period.

The increase of $0.3 million for prepaid transaction costs for the period ended March 31, 2007 as compared to the same period in 2006 is due to costs incurred in connection with the proposed Arrangement (see “— Other — Status of Proposed Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescios”).  Once the Arrangement is completed, these costs will offset any gain that we realize.

Liquidity and Capital Resources

At March 31, 2007, our total assets were $94.0 million compared to $92.7 million at December 31, 2006, representing an increase of $1.3 million.  At March 31, 2007, we had working capital of $48.4 million compared to $49.8 million at December 31, 2006, representing a decrease of $1.4 million.  This decrease relates to a decrease in cash balances from year end and an increase in liabilities.

The principal component of working capital at both March 31, 2007 and December 31, 2006, is cash and cash equivalents of $46.8 million and $48.7 million, respectively.  Other components include supplies inventory, prepaids and other (March 31, 2007 — $510,000; December 31, 2006 — $381,000), marketable securities (March 31, 2007 — $1,242,000; December 31, 2006 — $791,000) and other liquid assets (March 31, 2007 — $1,100,000; December 31, 2006 — $773,000).  At March 31, 2007, we had no outstanding debt to banks or financial institutions.

Of our current working capital, we anticipate investing $25 million in common stock of Allied Nevada in connection with the proposed Arrangement (see “— Other — Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescios”).  Allied Nevada will use $15 million of this investment as partial consideration for the purchase of the Pescios’ Nevada mineral assets. Major cash commitments for the remainder of 2007 are related to corporate administration and operations of approximately $2.0 million, and property options and expenditure commitments of approximately $0.4 million.  For the first three months of 2006, our cash expenditures aggregated $0.4 million.

Other

Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescios

As previously reported, on September 22, 2006, we entered into an Arrangement and Merger Agreement (the “Arrangement Agreement”) with Carl Pescio, Janet Pescio and Allied Nevada pursuant to which the parties agreed to undertake a transaction that would result in the transfer of our Nevada-based mining properties and related assets into Allied Nevada and the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all to be carried out pursuant to an arrangement under the provisions of the Business Corporations Act (Yukon Territory) (the “Arrangement”).  Completion of the transaction was subject to a number of conditions, including receipt of all required securityholder, court, regulatory and third party approvals and certain other conditions.

As part of the transaction, Vista Gold shareholders will exchange each of their Vista Gold common shares and will receive, subject to applicable withholding taxes, (i) one new Vista Gold common share and (ii) a pro rata portion of (A) the number of common shares of Allied Nevada (“Allied Nevada Shares”) received by Vista Gold as part of the Arrangement less (B) the number of Allied Nevada Shares retained by Vista Gold to facilitate payment of any taxes payable in respect of the Arrangement.  Holders of options to acquire Vista Gold common shares will exchange their options for options to acquire Allied Nevada Shares and options to acquire newly created Vista Gold shares, and holders of Vista Gold warrants will have their warrants adjusted in accordance with the terms of the warrants.  In November 2006, we received the securityholder and court approvals required as conditions for completion of the transaction.  In April 2007, the Corporation announced completion of the registration of Allied Nevada’s common shares under the United States Securities Exchange Act of 1934. The closing of the transaction occurred on May 10, 2007. See “Subsequent Events” below.

Prior to the completion of the transaction, the immediate cash needs of Allied Nevada were met by loans from Vista Gold pursuant to the Arrangement Agreement, which provides that, prior to the date of completion, we may loan money to our wholly-owned subsidiary, Vista Gold Holdings, Inc. (“Vista U.S.”), which will hold our Nevada-based mining properties and related assets immediately prior to their transfer to Allied Nevada, in amounts sufficient to undertake certain activities for the benefit of the business Allied Nevada will operate after the completion of the transaction, including purchase of mineral properties or property interests, payment of amounts necessary to secure the services of a Chief Executive Officer, and purchase of office equipment, software and other miscellaneous items to enable Allied Nevada to commence operations immediately after the completion of the transaction. These loans bear interest at the rate of 6% per annum and all principal and interest owing by Vista U.S. to us in respect of such loans are to be paid in full at the time of completion on behalf of Vista U.S. As of March 31, 2007 this loan amount was $599,567 which included interest of $10,275.

Subsequent Events

The previously announced Arrangement involving the Vista Gold, Allied Nevada and the Pescios closed on May 10, 2007.  The transaction resulted in the acquisition by Allied Nevada of our Nevada properties and the Nevada mineral assets of Carl and Janet Pescio.  Of the 38,933,055 Allied Nevada Shares issued as part of the transaction, 12,000,000 were issued to Carl and Janet Pescio as partial consideration for the acquisition of their Nevada mineral assets and 26,933,055 were issued to us in accordance with the Arrangement.  Of the 26,933,055 Allied Nevada Shares issued to us, 25,403,207 shares will be available for distribution to our shareholders, subject to applicable withholding taxes (as described in the management information and proxy circular of Vista Gold dated October 11, 2006) and after we retain approximately 1.5 million shares to facilitate the payment of any taxes payable by us in respect of the Arrangement.  Accordingly, for each existing share of Vista Gold that a shareholder owned immediately prior to the effective time of the Arrangement, they will receive, subject to applicable withholding taxes (a) one new share of Vista Gold, (b) 0.794 of an Allied Nevada Share, and (c) any payment they are entitled to receive in lieu of a fractional share of Allied Nevada.  The new common shares of Vista Gold and the Allied Nevada Shares began trading on May 10, 2007, on the Toronto Stock Exchange and the American Stock Exchange.

At March 31, 2007, our working capital was $48.4 million.  Following our transfer of $25 million in cash to Allied Nevada in connection with the closing of the Arrangement, our working capital is now approximately $23 million (of which approximately $20 million is cash).

Changes in Accounting Policies

On January 1, 2007, we adopted CICA Handbook Sections 1530, “Comprehensive Income”, 3855, “Financial Instruments — Recognition and Measurement” 3861, “Financial Instrument — Disclosure and Presentation.” And 1506, “Accounting Changes.”  The adoption of these new sections had no impact on our financial statements on or before December 31, 2006 as the sections require adjustments to the carrying value of available-for-sale securities to be recorded within accumulated other comprehensive income on transition.  Upon adoption of these sections, we made a one-time adjustment to the opening balance of accumulated other comprehensive income in the amount of $531,743.

All available-for-sale securities are measured at fair-value.  Gains and losses associated with these available-for-sale securities will be separately recorded as unrealized within other comprehensive income until such time the security is disposed of or becomes impaired, at which time any gains or losses will then be realized and reclassified to the statement of loss.

Upon adoption of the new Financial Instruments standard, all regular-way purchases of financial assets are accounted for at the trade date.  Transaction costs on financial assets are treated as part of the investment cost.

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

Uncertainty of Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, that are intended to be covered by the safe harbor created by such sections.   All statements, other than statements of historical facts, included in this document, our other filings with the SEC and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as financial and operating results and estimates, future business strategy, competitive strengths, goals, expansion and growth of our business, legal proceedings, estimated production, estimated completion dates, estimated exploration expenditures, operations, proven or probable reserves, mineralized material, current working capital, cash operating costs, plans and other such matters, as well as statements made concerning plans and anticipated effects of the transfer of our Nevada-based mining properties and related assets into Allied Nevada and the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets (see “ — Other — Transfer of Nevada Assets and Concurrent Acquisition of Nevada Assets Held by Pescios,” above) are forward-looking statements.  The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements, including anticipated consequences of the Arrangement, to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, risks related to the Arrangement, including the risk that the market price of our common shares could decrease following the Arrangement, and the risk that we may be subject to U.S. federal corporate income tax and Canadian income taxes in connection with our distribution of Allied Nevada Shares. These also include other risks such as our likely status as a “passive foreign investment company” for U.S. federal tax purposes, and business risks including the risk that our acquisition, exploration and property advancement efforts will not be successful; risks relating to fluctuations in the price of gold; the inherently hazardous nature of mining-related activities; uncertainties concerning reserve and resource estimates; potential effects on our operations of environmental regulations in the countries in which we operate; intense competition in the mining industry; risks due to legal proceedings; uncertainty of being able to raise capital on favorable terms or at all; risks that some of our directors may have conflicts of interest as a result of involvement with other natural resource companies; possible challenges to title to our properties; and risks from political and economic instability in the countries in which we operate, as well as those factors discussed in our latest Annual Report on Form 10-K and other filings with the SEC. For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements please see our Annual Report on Form 10-K for the year ended December 31, 2006, under “Part I — Item 1A. Risk Factors.”  The foregoing section of our 2006 Form 10-K is incorporated in this filing and investors should refer to it. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The gold price fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $636 by December 31, 2006 and was $662 at March 31, 2007 and $684 at April 25, 2007.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because we have exploration operations in North America, South America, Indonesia and Australia we are subject to foreign currency fluctuations.  We do not engage in currency hedging to offset any risk of currency fluctuations as insignificant monetary amounts are held in foreign currencies for land holding costs related to the properties owned.

We have no debt outstanding, nor do we have any investment in debt instruments other than highly liquid short-term investments.  Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 4.          CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms.  There has been no change in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Please see “Part I — Item 3. Legal Proceedings” as included in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.       RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

VISTA GOLD CORP. (Registrant)

Date: May 10, 2007	By:	/s/ Michael B. Richings
Michael B. Richings President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Gregory G. Marlier
Gregory G. Marlier Chief Financial Officer