Form 10-Q
period 2007-06-30
VISTA GOLD CORP
filed 2007-08-09
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer ☐    Accelerated Filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:         32,144,113

Common Shares, without par value, outstanding at August 6, 2007

VISTA GOLD CORP.
(An Exploration Stage Enterprise)
FORM 10-Q
For the Quarter Ended June 30, 2007
INDEX

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
(U.S. dollars in thousands)	2007	2006
Assets:
Cash and cash equivalents	$18,957	$48,691
Marketable securities - Notes 1, 3	7,796	791
Accounts receivable	406	645
Supplies inventory, prepaids and other	720	278
Other current assets	25	25
Current assets	27,904	50,430
Mineral properties - Note 4	25,485	21,553
Plant and equipment - Note 5	403	134
Prepaid Arrangement costs - Note 3	—	1,841
Other long-term receivables	116	166
Assets related to Arrangement - Note 3	—	18,607
	26,004	42,301

Total assets	$53,908	$92,731

Liabilities and Shareholders’ Equity:
Accounts payable	$6	$158
Accrued liabilities and other	409	574
Current liabilities	415	732
Asset retirement obligation and closure costs	25	25
Liabilities related to Arrangement - Note 3	—	4,847
Total liabilities	440	5,604
Capital stock, no par value: - Note 6
Preferred - unlimited shares authorized; no shares outstanding
Common - unlimited shares authorized; shares outstanding: 2007 - 32,144,113 and 2006 - 31,674,623	217,542	215,618
Warrants - Note 7	531	932
Options - Note 8	2,541	2,239
Contributed surplus	253	253
Accumulated other comprehensive income - Note 9	4,679	—
Deficit	(172,078)	(131,915)
Total shareholders’ equity	53,468	87,127

Total liabilities and shareholders’ equity	$53,908	$92,731

Subsequent events - Note 13

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

					Cumulative
					during
	Three Months Ended June 30,		Six Months Ended June 30,		Exploration
(U.S. dollars in thousands, except share data)	2007	2006	2007	2006	Stage

Income:
Interest income	$342	$119	$758	$145	$1,549
Other income	2	2	4	2	304
Gain on disposal of marketable securities	—	11	140	37	313
Gain on disposal of assets	—	—	—	—	53
Cost recoveries related to USF&G lawsuit	—	—	—	—	240
Total other income	$344	$132	$902	$184	$2,459

Costs and expenses:
Exploration, property evaluation and holding costs	$(202)	$(138)	$(478)	$(237)	$(1,938)
Corporate administration and investor relations	(917)	(427)	(1,635)	(909)	(10,942)
Costs of Arrangement	(2,352)	—	(2,352)	—	(2,352)
Depreciation and amortization	(27)	(4)	(53)	(8)	(141)
Gain/(loss) on currency translation	41	2	37	(16)	3
Total costs and expenses	(3,457)	(567)	(4,481)	(1,170)	(15,370)
Loss from continuing operations	$(3,113)	$(435)	$(3,579)	$(986)	$(12,911)

Loss from discontinued operations	$(115)	$(491)	$(425)	$(1,048)	$(10,292)

Net loss	$(3,228)	$(926)	$(4,004)	$(2,034)	$(23,203)

Other comprehensive income:
Unrealized fair-value decrease on available-for-sale securities	4,296	—	4,362	—
Realized gain on available-for-sale securities	—	—	(215)	—
Comprehensive income/(loss)	$1,068	$(926)	$143	$(2,034)

Weighted average number of shares outstanding	32,045,503	25,311,673	31,987,417	23,418,652

Basic and diluted loss per share from continuing operations	$(0.10)	$(0.02)	$(0.11)	$(0.04)
Basic and diluted loss per share	$(0.10)	$(0.04)	$(0.13)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2007	2006	2007	2006
Deficit, beginning of period	$(132,691)	$(128,852)	$(131,915)	$(127,744)
Net loss	(3,228)	(926)	(4,004)	(2,034)
Dividend-in-kind, Note 3	(36,159)	—	(36,159)	—
Deficit, end of period	$(172,078)	$(129,778)	$(172,078)	$(129,778)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

					Cumulative
					during
	Three Months Ended June 30,		Six Months Ended June 30,		Exploration
(U.S. dollars in thousands)	2007	2006	2007	2006	Stage
Cash flows from operating activities:
Loss for the period - continuing operations	$(3,113)	$(435)	$(3,579)	$(986)	$(12,911)
Loss for the period - discontinued operations	(115)	(491)	(425)	(1,048)	(10,292)
Net loss for the period	$(3,228)	$(926)	$(4,004)	$(2,034)	$(23,203)

Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	29	4	55	8	164
Write-down of mineral properties	—	—	—	—	2
Stock-based compensation	179	27	313	61	2,592
Gain on disposal of assets	—	—	—	—	(53)
Cost recoveries related to USF&G lawsuit	—	—	—	—	(240)
Write-down of marketable securities	—	—	—	—	118
Gain on disposal of marketable securities	—	(15)	(202)	(54)	(576)
Loss on currency translation	—	—	—	—	44
Prepaid transaction costs - Note 3	2,119	—	1,841	—	—
Other non-cash items		—	—	—	(66)

Change in operating assets and liabilities:
Accounts receivable	(30)	(3)	(376)	(4)	(902)
Supplies inventory, prepaids and other	(317)	(125)	(442)	(122)	(524)
Accounts payable and accrued liabilities and other	(622)	(71)	(316)	(84)	(770)
Net cash used in operating activities from continuing operations	(1,870)	(1,109)	(3,131)	(2,229)	(23,414)
Net cash provided by operating activities from discontinued operations	102	4	165	83	2,591
Net cash used in operating activities	(1,768)	(1,105)	(2,966)	(2,146)	(20,823)

Cash flows from investing activities:
Acquisition of marketable securities	(31)	(166)	(115)	(208)	(760)
Proceeds from sale of marketable securities	—	26	218	111	944
Additions to mineral properties, net of cost recoveries - Note 4	(1,816)	(239)	(3,619)	(487)	(9,068)
Acquisition of mineral property	—	(248)	—	(1,269)	(2,880)
Additions to plant and equipment - Note 5	(58)	(69)	(325)	(72)	(549)
Proceeds on disposal of plant and equipment	—	—	—	—	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	(24,384)	—	(24,384)	—	(24,384)
Net cash used in investing activities from continuing operations	(26,289)	(696)	(28,225)	(1,925)	(36,645)
Net cash used in investing activities from discontinued operations	(1)	(134)	(62)	(354)	(14,580)
Net cash used in investing activities	(26,290)	(830)	(28,287)	(2,279)	(51,225)

Cash flows from financing activities:
Net proceeds from equity financings - Note 6	—	(28)	—	—	54,409
Proceeds from exercise of warrants - Note 6	250	19,676	1,495	24,811	33,965
Proceeds from exercise of stock options - Note 6	—	186	17	479	1,957
Net cash provided by financing activities from continuing operations	250	19,834	1,512	25,290	90,331
Net cash provided by financing activities from discontinued operations	—	—	—	—	—
Net cash provided by financing activities	250	19,834	1,512	25,290	90,331

Net increase/(decrease) in cash and cash equivalents	(27,808)	17,899	(29,741)	20,865	18,283

Cash and cash equivalents, beginning of period - continuing operations	46,675	4,958	48,691	2,017	38
Cash and cash equivalents, beginning of period - discontinued operations	90	35	7	10	636

Cash and cash equivalents, end of period	$18,957	$22,892	$18,957	$22,892	$18,957

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(U.S. dollars unless specified otherwise)

1.                                      General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of June 30, 2007, and for the three-month and six-month periods ended June 30, 2007, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 11, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

All available-for-sale securities are measured at fair value.  Gains and losses associated with these available-for-sale securities will be separately recorded as unrealized within other comprehensive income until such time the security is disposed of or becomes impaired, at which time any gains or losses will then be realized and reclassified to the statement of loss.

Upon adoption of the Financial Instruments section, all regular-way purchases of financial assets are accounted for at the trade date.  Transaction costs on financial assets are treated as part of the investment cost.

As a result of the completion of the Arrangement Agreement, the Corporation transferred its Nevada-based mining properties to Allied Nevada Gold Corp. (Note 3).  The Corporation’s financial statements reflect these Nevada-based mining properties as discontinued operations with the assets and liabilities associated with these properties classified under the captions “Assets related to Arrangement” and “Liabilities related to Arrangement” on the Consolidated Balance Sheets.  The results of operations are treated as losses from discontinued operations and separately stated on the Consolidated Statements of Loss after losses from continuing operations and the related operating, financing and investing cash flows are shown separately on the consolidated statement of cash flows.

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

3.             Completion of the Arrangement between Vista Gold Corp., Allied Nevada Gold Corp. and the Pescios

The previously announced Arrangement involving the Corporation, Allied Nevada and the Pescios closed on May 10, 2007.  The transaction resulted in the acquisition by Allied Nevada of the Corporation’s Nevada properties and the Nevada mineral assets of Carl and Janet Pescio.  Of the 38,933,055 Allied Nevada Shares issued as part of the transaction, 12,000,000 were issued to Carl and Janet Pescio as partial consideration for the acquisition of their Nevada mineral assets and 26,933,055 were issued to the Corporation in accordance with the Arrangement.  Of the 26,933,055 Allied Nevada Shares issued to the Corporation, 25,403,207 shares were distributed to shareholders of the Corporation by way of an in-kind dividend and the Corporation retained 1,529,848 shares to facilitate the payment of any taxes payable by the Corporation in respect of the Arrangement.  The new common shares of the Corporation and the Allied Nevada Shares began trading on May 10, 2007, on the Toronto Stock Exchange and the American Stock Exchange.  Also, under the Arrangement Agreement, on completion the Corporation transferred $25.0 million less the outstanding receivable of $0.6 million to Allied Nevada.

The 1,529,848 Allied Nevada Shares that the Corporation retained have a book value of $2.17 million, which is the difference between the net assets transferred to Allied Nevada and the dividend-in-kind distributed to the Corporation’s shareholders. The shares have been fair-valued as of June 30, 2007 and have a fair market value of $6.6 million based on the Allied Nevada share price at that date. The fair market value of these shares are included in marketable securities on the Corporation’s Consolidated Balance Sheets and the unrealized gain recorded within other comprehensive income.

The aggregate carrying amount of the net assets transferred from the Corporation to Allied Nevada is as follows:

	May 10,	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$25,001	$7
Accounts receivable	7	102
Supplies, inventory, prepaids and other	102	104
Current assets	$25,110	$213

Restricted cash	5,385	5,320
Mineral properties - Note 4	9,867	10,196
Plant and equipment - Note 5	929	996
Reclamation premium costs and other assets	1,839	1,882
	18,020	18,394

Total assets related to Arrangement	$43,130	$18,607

Liabilities:
Accounts payable	$-	$9
Accrued liabilities and other	120	152
Current liabilities	$120	161

Capital lease obligation	20	23
Asset retirement obligation and closure costs	4,663	4,663

Total liabilities related to Arrangement	$4,803	$4,847

Net assets related to Arrangement	$38,327	$13,760

The Corporation has allocated corporate overhead expenses to Allied Nevada based on the ratio of mineral properties transferred to Allied Nevada.  These allocations, along with the actual expenses of the companies transferred are listed on the statements of loss as losses from discontinued operations.

Also, upon completion of the transaction, $2.4 million in costs associated with the Arrangement previously held as prepaid items were expensed.  Theses costs included legal fees, tax and audit fees, regulatory fees, consultant fees and other items related to the completion of the Arrangement that were not reimbursable by Allied Nevada.

4.         Mineral properties

	2006	2007
						Transferred	Transferred
						to	to Allied	Year	June 30,
	December 31,	Acquisition	Option	Exploration &	Cost	Vista Gold	Nevada Gold	to date	Ending
($ 000’s)	net balance	costs	payments	land costs	recovery	Corp.	Corp.	activity	Balance
Maverick Springs, United States	$1,471	$-	$-	$-	$-	$-	$(1,471)	$(1,471)	$-
Mountain View, United States	854	-	-	1	-	-	(855)	(854)	-
Wildcat, United States	1,017	-	-	-	-	-	(1,017)	(1,017)	-
Hasbrouck and Three Hills, United States	386	-	-	-	-	-	(386)	(386)	-
F.W. Lewis, Inc. Properties, United States	2,968	-	-	3	(24)	(309)	(2,638)	(2,968)	-
Hycroft Royalty, United States	3,500	-	-	-	-	-	(3,500)	(3,500)	-
Mineral properties transferred to Allied Nevada Gold Corp.	$10,196	-	-	4	(24)	(309)	(9,867)	(10,196)	-

Long Valley, United States	641	-	250	6	-	-	-	256	897
Yellow Pine, United States	593	-	-	14	-	-	-	14	607
Paredones Amarillos, Mexico	3,218	-	-	167	-	-	-	167	3,385
Guadalupe de los Reyes	1,249	-	-	7	-	-	-	7	1,256
Amayapampa, Bolivia	10,326	-	-	-	-	-	-	-	10,326
Awak Mas, Indonesia	2,590	-	-	194	-	-	-	194	2,784
Mt. Todd, Australia	2,875	-	-	2,981	-	-	-	2,981	5,856
Other	61	-	-	4	-	309	-	313	374
Mineral properties retained by the Corporation	$21,553	$-	$250	$3,373	$-	$309	$-	$3,932	$25,485

Prior to the completion of the Arrangement, the F.W. Lewis, Inc. properties included three properties in Colorado.  These three properties were retained by the Corporation and are now owned by Vista Gold U.S. Inc.  The value of these three properties was deemed to be $309,000.

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

Measurement Uncertainty

The carrying value of the Amayapampa gold project was $10.3 million as at June 30, 2007. The valuation of this asset is highly dependent on the sale to Luzon going ahead and on assumptions regarding the price of gold and Luzon shares in the future. As at June 30, 2007, the impairment analysis incorporated the following key assumptions:

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

5.             Plant and equipment

	June 30, 2007			December 31, 2006
		Accumulated			Accumulated
		Depreciation and			Depreciation and
(U.S. dollars in thousands)	Cost	Write-downs	Net	Cost	Write-downs	Net
Hycroft mine, United States	$11,949	$11,036	$913	$11,949	$10,969	$980
F.W. Lewis, Inc. Properties, United States	31	15	16	31	15	16
PP&E transferred to Allied Nevada Gold Corp.	11,980	11,051	929	11,980	10,984	996

Awak Mas, Indonesia	103	38	65	96	25	72
Mt. Todd, Australia	335	35	300	30	2	28
Corporate, United States	443	405	38	429	395	34
PP&E retained by the Corporation	$881	$478	$403	$555	$422	$134

6.              Capital stock

	Number of	Capital stock
	shares issued	($ 000’s)
As of December 31, 2006	31,674,623	$215,618

Warrants exercised from February - March 2002 private placement - Note 7	97,465	146
Warrants exercised from September 2005 private placement, cash - Note 7	216,881	889
Warrants exercised from September 2005 private placement, fair value - Note 7	-	401
Warrants exercised from February 2006 private placement - Note 7	35,000	210
Exercise of stock options, cash - Note 8	4,000	17
Exercise of stock options, fair value - Note 8	-	11

Issued during the three months ended March 31, 2007	353,346	1,674

As of March 31, 2007	32,027,969	$217,292

Warrants exercised from September 2005 private placement - Note 7	116,144	250

As of June 30, 2007	32,144,113	$217,542

7.               Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

						Weighted
						average		Weighted
						exercise		average
	Warrants	Valuation	Warrants	Warrants	Warrants	prices		remaining
	granted(1)(2)	($000’s)	exercised	expired	outstanding	(U.S. $)	Expiry date	life (yrs)

As of December 31, 2006	12,208,917	932	(10,323,320)	(333,163)	1,552,434	$4.82

Private placement February - March 2002	-	-	(97,465)	-	(97,465)	1.50	Feb - Mar-07	-
Private placement September 2005	-	(401)	(216,881)	-	(216,881)	4.10	Sep-07	0.5
Private placement February 2006	-	-	(35,000)	-	(35,000)	6.00	Feb-08	0.8

As of March 31, 2007	12,208,917	531	(10,672,666)	(333,163)	1,203,088	$5.74

Private placement September 2005	-	-	(61,000)	-	(61,000)	4.10	Sep-07	0.2

As of June 30, 2007	12,208,917	531	(10,733,666)	(333,163)	1,142,088	$5.82

(1)             Each warrant entitles the holder to purchase common shares as adjusted in accordance with the warrant terms, pursuant to the Plan of Arrangement.

(2)             The value of all warrants issued in conjunction with private placements is allocated to common stock upon exercise.

Immediately prior to the completion of the Arrangement on May 10, 2007 (see Note 3), there were 1,203,088 outstanding warrants entitling holders to purchase one common share per warrant.  Of the aforementioned outstanding warrants, 405,000 were issued as part of the September 2005 private placement, 614,684 were issued as part of the February 2006 private placement and an aggregate 183,405 were issued as payment to two agents in connection with the Corporation’s November 2006 public equity financing.  Upon completion of the Arrangement, the number of shares to be issued in connection with the outstanding warrants has been adjusted so that each warrant will entitle the holder thereof to receive the following number of shares per warrant:  1.904 common shares per warrant for the September 2005 private placement, 1.894 common shares per warrant for the February 2006 private placement, 1.925 common shares per warrant for 119,213 of the broker warrants and 1.928 for the remaining 64,192 broker warrants.

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

The fair value of stock options granted to employees and directors was estimated at the grant date using the Black-Scholes option pricing model.  There were no options granted during the six months ended June 30, 2007.

A summary of other option activity under the Plan as of June 30, 2007, and changes during the quarter then ended is set forth in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
	Shares	($ USD)	Term	($000)
Outstanding - December 31, 2006	944,000	$5.13	2.57	$3,500

Exercised	(4,000)	4.19
Expired	(2,857)	3.04

Outstanding - March 31, 2007	937,143	$5.14	2.35	$2,649,186

Exercisable - March 31, 2007	817,143	$4.50	2.05	$2,649,186

Expired	(10,000)	$4.40
Modification	(47,777)

Outstanding - June 30, 2007	879,366	$3.89	2.11	$876,776

Exercisable - June 30, 2007	765,550	$3.46	1.80	$876,776

A summary of the fair-value changes included in options within Shareholders’ Equity as of June 30, 2007, and the period then ended is set forth in the following table:

Options
($000’s)
As of December 31, 2006	$2,239

Exercised	(11)
Expensed	134

As of March 31, 2007	$2,362

Expensed	$179

As of June 30, 2007	$2,541

In conjunction with the closing of the Arrangement, under an anti-dilution provision contained within the Plan, the Corporation modified all outstanding option agreements  The anti-dilution provision allows for the Corporation to equalize options in the event of an equity restructuring.  Upon closing, option holders exchanged their Vista options held immediately prior to the closing for new options of both Vista and Allied.  The number and price of the new options was based on, among other things, the intrinsic value of the options immediately preceding the closing of the Arrangement.  Therefore, an option holder’s intrinsic value of the combined options was the same following the closing of the Arrangement.  Since the options were modified under the anti-dilution provision, the Corporation is not required to record any incremental expense associated with the new Vista options.

The total number of options outstanding at the end of the quarter is 879,366 with exercise prices ranging from approximately $1.99 to $7.31 and remaining lives of 0.02 to 4.23 years.  The total number of options outstanding represents 2.7% of issued capital.

During the six-month period ended June 30, 2007, 4,000 options were exercised with an aggregate intrinsic value of $13,200.  During the same period in 2006, 123,625 options were exercised with an aggregate intrinsic value of $676,918.

A summary of the status of the Corporation’s unvested stock options as of June 30, 2007, and changes during the period then ended, is set forth below:

		Weighted-
		Average Grant
	Number of	Date Fair
	Shares	Value ($ USD)
Unvested - December 31, 2006	125,000	$5.22

Vested	(5,000)	5.05

Unvested - March 31, 2007	120,000	$5.32

Modification	(6,184)

Unvested - June 30, 2007	113,816	$5.32

As of June 30, 2007, there was $90,408 of unrecognized compensation expense related to the unvested portion of options outstanding.  This expense is expected to be recognized over a weighted-average period of 0.1 years.

9.               Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

Accumulated other
comprehensive income
($000’s)
As of December 31, 2006	$—

Adjustment for CICA 3855 adoption	532
Increases to fair market value during period	66
Decreases due to realization of gain	(215)

As of March 31, 2007	383

Increases to fair market value during period	4,296

As of June 30, 2007	4,679

10.          Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in North America, South America, Indonesia and Australia.  The Corporation reported no revenues in the three-month and six-month periods ended June 30, 2007, or for the same periods in 2006.  Geographic segmentation of mineral properties and plant and equipment is provided in Notes 4 and 5.

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

(b)                               In accordance with U.S. GAAP (SFAS No. 115), marketable securities considered to be available- for-sale are to be measured at fair value at the balance sheet date and related unrealized gains and losses are required to be shown separately in comprehensive income.  On January 1, 2007, the Corporation adopted CICA 3855 “Financial Instruments — Recognition and Measurement.”  This standard essentially aligns Canadian GAAP with U.S. GAAP for accounting for marketable securities considered to be available-for-sale.

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

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

					Cumulative
					during
	Three Months Ended June 30,		Six Months Ended June 30,		Exploration
(U.S. dollars in thousands, except share data)	2007	2006	2007	2006	Stage
Net loss — Canadian GAAP	$(3,228)	$(926)	$(4,004)	$(2,034)	$(23,203)
Exploration, property evaluation and holding costs continuing operations (a)	(2,129)	(252)	(3,682)	(700)	(8,308)
Exploration, property evaluation and holding costs discontinued operations (a)	—	(93)	(4)	(98)	(1,497)
Financing costs	—	—	—	—	(222)
Stock-based compensation expense (d)	—	—	—	(4)	1,142
Beneficial conversion feature	—	—	—	—	(2,774)
Net loss — U.S. GAAP	(5,357)	(1,271)	(7,690)	(2,836)	(34,862)
Unrealized gain/(loss) on marketable securities (b)	4,296	(166)	4,147	256	4,688
Comprehensive loss — U.S. GAAP	$(1,061)	$(1,437)	$(3,543)	$(2,580)	$(27,692)

Basic and diluted loss per share — U.S. GAAP	$(0.03)	$(0.06)	$(0.11)	$(0.11)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

					Cumulative
					during
	Three Months Ended June 30,		Six Months Ended June 30,		Exploration
(U.S. dollars in thousands)	2007	2006	2007	2006	Stage

Cash flows from operating activities, Canadian GAAP	$(1,768)	$(1,105)	$(2,966)	$(2,146)	$(18,982)
Additions to mineral properties, net (a)	(2,129)	(345)	(3,686)	(798)	(9,805)
Cash flows from operating activities, U.S. GAAP	(3,897)	(1,450)	(6,652)	(2,944)	(28,787)

Cash flows from investing activities, Canadian GAAP	(26,290)	(830)	(28,287)	(2,279)	(51,225)
Additions to mineral properties, net (a)	2,129	345	3,686	798	9,805
Cash flows from investing activities, U.S. GAAP	(24,161)	(485)	(24,601)	(1,481)	(41,420)

Cash flows from financing activities, Canadian GAAP	250	19,834	1,512	25,290	88,490
Cash flows from financing activities, U.S. GAAP	250	19,834	1,512	25,290	88,490

Net increase/(decrease) in cash and cash equivalents	(27,808)	17,899	(29,741)	20,865	18,283

Cash and cash equivalents, beginning of period	46,765	4,993	48,698	2,027	674

Cash and cash equivalents, end of period	$18,957	$22,892	$18,957	$22,892	$18,957

The significant differences in the consolidated balance sheets as at June 30, 2007, and December 31, 2006, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30, 2007			December 31, 2006
	Per Cdn.	Cdn./U.S.	Per U.S.	Per Cdn.	Cdn./U.S.	Per U.S.
	GAAP	Adj.	GAAP	GAAP	Adj.	GAAP
(U.S. $ 000’s)
Current assets (b)	$27,904	—	$27,904	$50,430	$541	$50,971
Property, plant and equipment (a)	25,888	(16,283)	9,605	21,687	(12,601)	9,086
Other assets	116	—	116	2,007	—	2,007
Assets related to Arrangement (a)	—	—	—	18,607	(1,304)	17,303
Total assets	$53,908	$(16,283)	$37,625	$92,731	$(13,364)	$79,367

Current liabilities	415	—	415	732	—	732
Long term liabilities	25	—	25	25	—	25
Liabilities related to Arrangement	—			4,847	—	4,847
Total liabilities	440	—	440	5,604	—	5,604

Capital stock (c,d)	217,542	75,782	293,324	215,618	75,793	291,411
Special warrants	—	222	222	—	222	222
Warrants and options (d)	3,072	(1,065)	2,007	3,171	(1,076)	2,095
Contributed surplus (c,d)	253	5,526	5,779	253	5,526	5,779
Other comprehensive income (b)	4,679	—	4,679	—	541	541
Deficit (a,b,c,d)	(172,078)	(96,748)	(268,826)	(131,915)	(94,370)	(226,285)
Total shareholders’ equity	53,468	(16,283)	37,185	87,127	(13,364)	73,763

Total liabilities & shareholders’ equity	$53,908	$(16,283)	$37,625	$92,731	$(13,364)	$79,367

12.          Related party transactions

Completion of the Arrangement

As previously reported, on September 22, 2006, the Corporation entered into an Arrangement and Merger Agreement (the ”Arrangement Agreement”) with Carl Pescio, Janet Pescio and Allied Nevada pursuant to which the parties agreed to undertake a transaction that would result in the transfer of the Corporation’s Nevada-based mining properties and related assets to Allied Nevada and the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all to be carried out pursuant to an arrangement under the provisions of the Business Corporations Act (Yukon Territory) (the ”Arrangement”).  Completion of the transaction occurred on May 10, 2007.

As part of the transaction, the Corporation’s shareholders exchanged each of their Vista Gold common shares and  received:  (i) one new Vista Gold common share and (ii) a pro rata portion of (A) the number of common shares of Allied Nevada equaling .794 share of Vista Gold Corp. share (“Allied Nevada Shares”) received by Vista Gold as part of the Arrangement less (B) the number of Allied Nevada Shares retained by Vista Gold to facilitate payment of any taxes payable in respect of the Arrangement (1,529,848 shares).  Holders of options to acquire Vista Gold common shares exchanged their options for options to acquire Allied Nevada Shares and options to acquire newly created Vista Gold shares, and holders of Vista Gold warrants had their warrants adjusted in accordance with the terms of the warrants.

Prior to the completion of the Arrangement, the immediate cash needs of Allied Nevada were met by loans from the Corporation pursuant to the Arrangement Agreement, which provided that, prior to the date of completion, the Corporation could loan money to Vista Gold Holdings Inc. in amounts sufficient to undertake certain activities for the benefit of the business that Allied Nevada would operate after the completion of the transaction and to enable Allied Nevada to commence operations immediately after the completion of the transaction. These loans bore interest at the rate of 6% per annum and all principal and interest owing by Vista Gold Holdings Inc. to the Corporation in respect of such loans were paid in full at the time of completion of the Arrangement.

Amayapampa

In December 2006, the Corporation announced that, subject to a number of conditions, the Corporation had agreed to loan up to $200,000 by way of a 90-day term loan, bearing interest at a rate of 12% per annum, to Luzon for Luzon to pay down debts already incurred and ongoing expenses in connection with the Amayapampa Project and Luzon’s Lipichi project, both located in Bolivia. The loan is to be secured by a general security agreement in favor of the Corporation.

In March 2007, the Corporation announced that, subject to receipt of all necessary regulatory and other approvals, the Corporation entered into a new agreement with Luzon Minerals Ltd. under which the Corporation has granted to Luzon an exclusive option to purchase 90% of the Corporation’s interest in the Amayapampa Project for a term of 18 months and subject to the exercise of the option to purchase, a right of first offer over the Corporation’s remaining 10% interest.  Luzon has agreed to complete a bankable feasibility study by September 14, 2007, and to arrange for 100% of the Project’s financing required for the construction, development and commencement of commercial mining operations at the levels recommended in the feasibility study (including all working capital), by no later than September 14, 2008.  The Corporation may extend the delivery deadline for the feasibility study for a further six months under certain circumstances and for further consideration of $20,000 per month. Luzon will grant the Corporation a net smelter return royalty of 2.5% when gold is less than $500 per ounce and 3.5% when gold is at or above $500 per ounce.  If the feasibility study indicates proven and probable reserves at the Amayapampa Project are greater than 685,252 ounces of gold, then the net smelter return royalties on production above 548,202 ounces of gold shall be reduced to 1.0% when gold is less than $500 per ounce and 2.0% when the gold price is at or above $500 per ounce.

13.          Subsequent events

Stock option grants

On July 30, 2007, the Board of Directors approved the grants of an aggregate 625,000 stock options to employees, directors and consultants of the Corporation.  Each of these options vested on the grant date as to 50% of the underlying shares, with the remaining 50% to vest on the first anniversary of the grant date.  The options have an exercise price of $4.58, which was the closing market price of the Corporation's common shares on the American Stock Exchange on the date preceding the grant date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(U.S. dollars in thousands, unless specified otherwise)

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. for the three and six months ended June 30, 2007, has been prepared based on information available to us as of August 8, 2007.  MD&A should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2006 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada.  Reference to Note 17 to the consolidated annual financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements.  All amounts stated herein are in U.S. dollars, unless otherwise noted.

Results from Operations

Our consolidated net loss for the three-month period ended June 30, 2007, was $3,228,000 or $0.10 per share compared to a consolidated net loss of $926,000 or $0.04 per share for the same period in 2006.  Our consolidated net loss for the six-month period ended June 30, 2007, was $4,004,000 or $0.13 per share compared to a consolidated net loss of $2,034,000 or $0.09 per share for the same period in 2006.  For both the three and six-month periods, the increases in the consolidated losses of $2,302,000 and $1,970,000 from the respective prior periods are primarily the result of costs related to the completion of the Arrangement of $2,352,000.  The remaining variances for the three and six-month periods include increased exploration, property evaluation and holding costs of $64,000 and $241,000 from the respective prior periods and increased corporate administration and investor relations costs of $490,000 and $726,000 from the respective prior periods, which is partially offset by increased interest income of $223,000 and $613,000 from the respective prior periods, increased gains on currency translation of $39,000 and $53,000 from the prior respective periods and decreased losses from discontinued operations of $376,000 and $623,000 from the same respective periods.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $202,000 during the three-month period ended June 30, 2007, as compared with $138,000 for the same period in 2006.  Exploration, property evaluation and holding costs increased to $478,000 during the six-month period ended June 30, 2007, as compared with $237,000 for the same period in 2006.  For both the three and six-month periods our exploration, property evaluation and holding costs increased for all properties held by Vista. These increases reflect our movement towards the development of these projects.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $917,000 during the three-month period ended June 30, 2007 and $1,635,000 for the six-month period ended June 30, 2007, compared to $427,000 and $909,000 for the same periods in 2006.  The increases of $490,000 and $726,000 from the respective prior periods are primarily due to the following:

•                  Stock-based compensation expense increased by $136,000 and $206,000, respectively, for the three- and six-month periods ended June 30, 2007. These increases are due to increased compensation expense associated with options granted during the third quarter of 2006 and vesting over time.

•                  Employee and directors costs increased by $99,000 and $243,000, respectively, for the three- and six-month periods ended June 30, 2007.  These increased costs reflect higher employee benefit costs, an additional employee and increased directors’ expenses due to a change in their compensation structure;

•                  For the three- and six-month periods ended June 30, 2007 there were increases of $64,000 and $106,000, respectively, for accounting,  tax and audit costs and costs related to our compliance with internal control over financial reporting and related costs under Section 404 of the Sarbanes-Oxley Act of 2002; and

•                  Regulatory fees increased by $31,000 and $63,000, respectively, for the three- and six-month periods ended June 30, 2007.  These increases were due to increased regulatory filings due to the Arrangement.

Costs associated with the Arrangement

On May 10, 2007, the Plan of Arrangement was completed resulting in the transfer of our Nevada related assets to Allied Nevada.  See “—Financial Position, Liquidity and Capital Resources — Liquidity and Capital Resources — Completion of the Arrangement” below. All costs associated with this transaction had been deferred on the balance sheet under the heading of “Prepaid transaction costs”.  When the transaction was completed there were $2,352,000 in prepaid transaction costs which were expensed in the second quarter of 2007.

Depreciation and amortization

Depreciation and amortization expense increased to $27,000 during the three-month period ended June 30, 2007, compared to $4,000 for the same period in 2006.  Depreciation and amortization expense increased to $53,000 for the six-month period ended June 30, 2007, compared to $8,000 for the same period in 2006.  The increase of $23,000 for the three-month period and the increase of $45,000 for the six-month period are mostly due to capital expenditures at the Mt. Todd gold mine during the first and second quarter of 2007 that have begun to be depreciated.  We did not own the Mt. Todd mine during the first quarter of 2006, and accordingly no similar expenses were incurred in the prior period.

Other income and expense

Gain on disposal of marketable securities

For the three-month period ended June 30, 2007, we realized no gain on the disposal of marketable securities, compared to $11,000 for the same period in 2006.   For the six-month period ended June 30, 2007, we realized a gain on the disposal of marketable securities of $140,000 compared to $37,000 for the same period in 2006.

At June 30, 2007, we held marketable securities available for sale with a quoted market value of $7,795,686 and a book value of $3,117,116. With the exception of the shares held in Allied Nevada, we purchased the securities for investing purposes with the intent to hold the securities until such time that it would be advantageous to sell at a gain.  Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor their market status consistently in order to mitigate the risk of loss on the investment.  At June 30, 2007, also included in marketable securities were 1,529,848 shares of Allied Nevada Gold Corp. at a quoted market value of $6,578,346 and a book value of $2,177,562.  We continue to hold 1,529,848 shares of Allied Nevada, which we retained as part of the closing of the Arrangement to facilitate payment of any taxes payable by Vista as a result of the Arrangement.  These shares are “restricted securities” as defined in Rule 144 under the Securities Act of 1933 (the “Securities Act”) and cannot be resold by us in the absence of registration under the Securities Act unless an exemption from registration is available.  We cannot be certain of whether or when the shares would be registered under the Securities Act.  The most commonly available exemption for resales, Rule 144 under the Securities Act, would require us to hold these shares for one year before commencing the resales.  If there are no taxes to be paid as part of the Arrangement, then we will hold these shares until such time that it would be advantageous to sell the securities at a gain.

Interest income

During the three months ended June 30, 2007 we realized $342,000 in interest income as compared to $119,000 for the same period in 2006.  The increase of $223,000 is primarily attributable to an increase in interest earned on our liquid savings account.  During the six-month period ended June 30, 2007, we realized $758,000 compared to $145,000 for the same period in 2006.   The increase of $613,000 for the six-month period in interest earned on our liquid savings account is attributable to higher cash balances available to be invested resulting from equity financings and stock option and warrant exercises that occurred during 2006.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $1,768,000 for the three-month period ended June 30, 2007, compared to $1,105,000 for the same period in 2006.  The increase of $663,000 is the result of an increase in accounts receivable of $30,000, an increase in supplies inventory, prepaids and other of $316,000 and an  aggregate increase of non-cash items of $2,311,000, partially offset by a decrease in accounts payable and accrued liabilities of $623,000 and an increase in the consolidated net loss of $2,302,000.

Cash used in operations was $2,966,000 for the six-month period ended June 30, 2007, compared to $2,146,000 for the same period in 2006.  The increase of $820,000 is mostly the result of an increase in our net loss for from the 2006 period of $1,970,000.  Also contributing to the increase from 2006 is an increase in cash used for prepaid, supplies and other items of $319,000 and an increase in our accounts receivable balance of $372,000.

Investing activities

Net cash used for investing activities increased to $26.3 million for the three-month period ended June 30, 2007, from $0.8 million for the same period in 2006.  The increase of $25.5 million mostly reflects the $24.4 million cash transferred to Allied Nevada Gold Corp. in conjunction with the Arrangement representing our payment of $25 million less $0.6 million in loans repaid to us by Allied Nevada pursuant to the terms of the Arrangement Agreement, and an increase in the additions to mineral properties of $1.8 million which is mostly the result of a drilling program we are undertaking at the Mt. Todd gold mine, which was acquired during 2006.

Net cash used for investing activities increased to $28.3 million for the six-month period ended June 30, 2007, from $2.3 million for the same period in 2006.  The increase of $26.0 million is mostly the result of the completion of the Arrangement as noted above.

Financing activities

Net cash provided by financing activities decreased to $250,000 for the three-month period ended June 30, 2007, from $19.8 million for the same period in 2006.  Net cash provided by financing activities decreased to $1.5 million for the six-month period ended June 30, 2007, from $25.3 million for the same period in 2006.  Warrants exercised during the three-month period ended June 30, 2007 produced cash proceeds of $250,000 as compared to $19.7 million for the same period in 2006.  Warrants exercised during the six-month period ended June 30, 2007 produced cash proceeds of $1.5 million as compared to $24.8 million for the same period in 2006.  For the both three and six-month periods, the decreases relate to the acceleration of the February 2003 warrants and the September 2004 warrants in May 2006.

Stock option exercises produced cash of $17,000 during the period ended June 30, 2007 as compared to $479,000 for the same period in 2006.

In February 2006, we completed a private placement financing consisting of 649,684 units, each unit priced at $5.05.  Each unit consisted of one common share and one common share purchase warrant.  Gross proceeds of $3.28 million were offset by legal fees and costs to register the shares of $69,147, for net proceeds of $3.21 million.  There were no comparable transactions during the 2007 period.

Liquidity and Capital Resources

At June 30, 2007, our total assets were $53.9 million compared to $92.7 million at December 31, 2006, representing a decrease of $38.8 million. At June 30, 2007, we had working capital of $27.5 million compared to $49.7 million at December 31, 2006, representing a decrease of $22.2 million.  This decrease relates to a decrease in cash balances from year end due to the transfer of $25 million to Allied Nevada net of $0.6 million in loans repaid to us by Allied Nevada in connection with the closing of the Arrangement.

The principal component of working capital at both June 30, 2007 and December 31, 2006, is cash and cash equivalents of $19.0 million and $48.7 million, respectively.  Other components include supplies inventory, prepaids and other (June 30, 2007 - $720,000; December 31, 2006 - $278,000), marketable securities (June 30, 2007 — $7,796,000; December 31, 2006 — $791,000) and other liquid assets (June 30, 2007 - $431,000; December 31, 2006 - $670,000).  At June 30, 2007, we had no outstanding debt to banks or financial institutions.

Of our current working capital, we invested $25 million in common stock of Allied Nevada in connection with the Arrangement (see “—Completion of the Arrangement”).

Completion of the Arrangement

As previously reported, on September 22, 2006, we entered into an Arrangement and Merger Agreement (the ”Arrangement Agreement”) with Carl Pescio, Janet Pescio and Allied Nevada pursuant to which the parties agreed to undertake a transaction that would result in the transfer of our Nevada-based mining properties and related assets to Allied Nevada and the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all to be carried out pursuant to an arrangement under the provisions of the Business Corporations Act (Yukon Territory) (the ”Arrangement”).  Completion of the transaction occurred on May 10, 2007.

As part of the transaction, Vista Gold shareholders exchanged each of their Vista Gold common shares and  received:  (i) one new Vista Gold common share and (ii) a pro rata portion of (A) the number of common shares of Allied Nevada equaling .794 share of Vista Gold Corp. share (“Allied Nevada Shares”) received by Vista Gold as part of the Arrangement less (B) the number of Allied Nevada Shares retained by Vista Gold to facilitate payment of any taxes payable in respect of the Arrangement (1,529,848 shares).  Holders of options to acquire Vista Gold common shares exchanged their options for options to acquire Allied Nevada Shares and options to acquire newly created Vista Gold shares, and holders of Vista Gold warrants had their warrants adjusted in accordance with the terms of the warrants.

Prior to the completion of the Arrangement, the immediate cash needs of Allied Nevada were met by loans from Vista Gold pursuant to the Arrangement Agreement, which provided that, prior to the date of completion, we could loan money to Vista Gold Holdings Inc. in amounts sufficient to undertake certain activities for the benefit of the business that Allied Nevada would operate after the completion of the transaction and to enable Allied Nevada to commence operations immediately after the completion of the transaction. These loans bore interest at the rate of 6% per annum and all principal and interest owing by Vista Gold Holdings Inc. to us in respect of such loans were paid in full at the time of completion of the Arrangement.

Subsequent Events

Appointment of President and Chief Operating Officer

On August 1, 2007, we announced the promotion, effective on that date, of Frederick H. Earnest to President and Chief Operating Officer.  Mr. Earnest and Gregory G. Marlier, Chief Financial Officer, will continue reporting to Michael B. Richings, Chief Executive Officer.  Mr. Richings, who prior to the promotion of Mr. Earnest, also held the title of President, will focus his efforts on corporate planning and strategy.  The management change reflects Vista’s increasing emphasis on the development of its most advanced gold projects: Paredones Amarillos, Mt. Todd and Yellow Pine.

Stock option grants

On July 30, 2007, the Board of Directors approved the grants of an aggregate 625,000 stock options to employees, directors and consultants of the Corporation.  Each of these options vested on the grant date as to 50% of the underlying shares, with the remaining 50% to vest on the first anniversary of the grant date.  The options have an exercise price of $4.58, which was the closing market price of the Corporation's common shares on the American Stock Exchange on the date preceding the grant date.

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

Disposition of Securities

For purposes of this section “Disposition of Securities”, it is assumed that we are a PFIC. A U.S. Holder will recognize taxable gain or loss on any sale or other disposition of our common shares in an amount equal to the difference between the amounts received (in cash or other property, valued at fair market value) for our common shares and the U.S. Holder’s tax basis in our common shares. For U.S. Holders that use the cash method of accounting, and for U.S. Holders that use the accrual method of accounting and so elect, the U.S. dollar value of the cash received in Canadian dollars on the sale or other disposition of our common shares will be the U.S. dollar value determined on the basis of the spot rate on the settlement date of the sale. Subject to U.S. Holders that make a QEF election as described above, a U.S. Holder’s tax basis in our common shares generally equals the U.S. dollar value of the price paid in Canadian dollars determined on the basis of the spot rate on the settlement date of the purchase. Such gain or loss will be income or loss from sources within the United States for U.S. foreign tax credit limitation purposes. For U.S. Holders that make a QEF election, such gain or loss will be a capital gain or loss. Capital gains of non-corporate taxpayers, including individuals, derived with respect to capital assets held for more than one year are eligible for reduced rates of U.S. federal income tax. The deductibility of capital losses is subject to limitations.

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

Note Regarding Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, that are intended to be covered by the safe harbor created by such sections.   All statements, other than statements of historical facts, included in this document, our other filings with the SEC and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as financial and operating results and estimates, future business strategy, competitive strengths, goals, expansion and growth of our business, legal proceedings, estimated production, estimated completion dates, estimated exploration expenditures, operations, proven or probable reserves, mineralized material, current working capital, cash operating costs, plans and other such matters, as well as statements made concerning plans and anticipated effects of the transfer of our Nevada-based mining properties and related assets to Allied Nevada and the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets (see “ — Liquidity and Capital Resources - Completion of Arrangement” above) are forward-looking statements.  The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements, including anticipated consequences of the Arrangement, to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, risks related to the Arrangement, including the risk that we may be subject to U.S. federal corporate income tax and Canadian income taxes in connection with our distribution of Allied Nevada shares to our shareholders. These also include other risks such as our likely status as a “passive foreign investment company” for U.S. federal tax purposes, and business risks including the risk that our acquisition, exploration and property advancement efforts will not be successful; risks relating to fluctuations in the price of gold; the inherently hazardous nature of mining-related activities; uncertainties concerning reserve and resource estimates; potential effects on our operations of environmental regulations in the countries in which we operate; intense competition in the mining industry; risks due to legal proceedings; uncertainty of being able to raise capital on favorable terms or at all; risks that some of our directors may have conflicts of interest as a result of involvement with other natural resource companies; possible challenges to title to our properties; and risks from political and economic instability in the countries in which we operate, as well as those factors discussed in our latest Annual Report on Form 10-K and other filings with the SEC. For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements please see “Part II — Item 1A. Risk Factors.”  Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The gold price fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $636 by December 31, 2006 and was $650 at June 30, 2007 and $681 at July 23, 2007.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

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

ITEM 4.   CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms.  There has been no change in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The following updates the disclosure included in “Part I — Item 3.  Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).  On July 31, 2007, Empresa Minera Nueva Vista S.A. (“Nueva Vista”) filed a civil lawsuit in Potosi, Bolivia against Mr. Estanislao Radic Valderrama (recently deceased) and/or his successors (collectively, “Radic”) seeking a judgment declaring that Radic lacks any property rights with respect to the mining concessions constituting the “Grupo Minero Amayapampa”.  As stated in the 2006 Form 10-K, we believe that there is no merit to Radic’s contentions with respect to the transfer of the mineral concession to Nueva Vista and its predecessors in interest.  We believe that our rights in the Amayapampa mineral concessions are valid and while we cannot assure a positive outcome, we have instituted this lawsuit in Bolivia in an effort to confirm these rights and to reduce the potential for further claims by Radic.

ITEM 1A.   RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

The following factors should be reviewed carefully, in conjunction with the other information contained in this Report and our consolidated financial statements.  These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time.  See “Part I, Item 2—Note Regarding Forward Looking Statements.”

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

The distribution of Allied Nevada Shares will be taxable to us for Canadian income tax purposes and U.S. federal income tax purposes under the U.S. Internal Revenue Code of 1986, as amended (the ”Code”). The amount of our tax liability will depend on the amount of gain deemed realized on the distribution, which would be the difference between the fair market value of the Allied Nevada Shares distributed and our adjusted basis of those Allied Nevada Shares and other factors including, but not limited to, the other deductions or credits available to us such as loss carry forwards or foreign tax credits. We intend to retain an amount of Allied Nevada Shares which our management considers sufficient to fund an adequate reserve to pay these taxes. However, U.S. securities law restrictions would likely preclude us from selling these Allied Nevada Shares in a timely manner to fund the tax liability because the Allied Nevada Shares retained by us will be “restricted securities” as defined in Rule 144 under the Securities Act of 1933 and cannot be resold by us in the absence of registration under the Securities Act unless an exemption from registration is available. Accordingly, we may instead have to pay the tax out of our currently available cash. While it might be possible to effect a private resale of restricted securities, this would likely involve a significant discount to market price. If we choose to register the Allied Nevada Shares for resale or choose to rely on an exemption to resell the Allied Nevada Shares into the market, either of these choices would require us to wait at least several months to a year before we could resell the Allied Nevada Shares. This is because registration of the Allied Nevada Shares under the Securities Act would take at least several months to complete; alternatively, the most commonly available exemption for resales, Rule 144 under the Securities Act, would require us to hold the Allied Nevada Shares for one year before commencing the resales. Further, any such sale is likely to result in gain or loss for U.S. and Canadian income tax purposes, which may result in tax liability.

Risks Related to the Business of Vista Gold

Vista Gold is a “passive foreign investment company” for U.S. tax purposes, which can have a materially adverse effect on a U.S. shareholder’s economic return on investment in our common shares.

For U.S. federal income tax purposes, Vista Gold was classified as a passive foreign investment company (“PFIC”) under section 1297 of the Code for our taxable year ended December 31, 2006, and likely will be a PFIC in subsequent taxable years until it has significant operating income. Classification of a corporation as a PFIC is a tax attribute which may have a material adverse effect on a U.S. shareholder’s economic return. Whether, and to what extent, there will be a material adverse effect depends to a very large extent on whether a U.S. shareholder makes certain elections in timely fashion. These elections are discussed herein under “Part I — Financial Information — Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”‘—Certain U.S. Federal Income Tax Considerations”. Each U.S. investor in our common shares is urged to review that discussion and consult an independent U.S. tax adviser, because the PFIC rules are complex, in connection with an investment in our common shares.

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

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. We are currently subject to U.S. federal and state government environmental regulations with respect to our properties in California and Idaho in the United States, as well as Bolivia, Mexico, Indonesia and Australia.

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

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), imposes strict, joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our U.S. properties.

California Laws

A new mining operation in California, such as the Long Valley project, which is on federal unpatented mining claims within a National Forest, would require obtaining various federal, state and local permits. Mining projects require the establishment and presentation of environmental baseline conditions for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil, and socioeconomic parameters. An environmental impact statement (“EIS”) would be required for any mining activities proposed on public lands. A Plan of Operations/Reclamation Plan would be required. Also required would be permits for waste-water discharge and wetland disturbance (dredge and fill); a county mining plan and reclamation plan; a county mining operations permit; special use permits from the U.S. Forest Service; and possibly others. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act consultation process. Possible county zoning and building permits and authorization may be required. Baseline environmental conditions are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If our project is found to significantly adversely impact any of these baseline conditions, we could incur significant costs to correct the adverse impact, or delay the start of production. In addition, on December 12, 2002, California adopted a “backfilling law” requiring open-pit surface mining operations for metallic minerals to back-fill the mines. While we have determined that the geometry of our Long Valley project would lend itself to compliance with this law, future adverse changes to this law could have a corresponding adverse impact on our financial performance and results of operations, for example, by requiring changes to operating constraints, technical criteria, fees or surety requirements.

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

Under Bolivian regulations, the primary component of environmental compliance and permitting is the completion and approval of an environmental impact study known as estudio de evaluacion de impacto ambiental (“EEIA”), which we submitted in 1997 and was subsequently approved. The EEIA provides a description of the existing environment, both natural and socio-economic, at the project site and in the region; interprets and analyzes the nature and magnitude of potential environmental impacts that might result from project activities; and describes and evaluates the effectiveness of the operational measures planned to mitigate the environmental impacts. Baseline environmental conditions, including meteorology and air quality, hydrological resources and surface water, are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If our project is found to significantly adversely impact any of these baseline conditions, we could incur significant costs to correct the adverse impact, or might have to delay the start of production.

Mexico Laws

We are required under Mexican laws and regulations to acquire permits and other authorizations before the Paredones Amarillos or Guadalupe de los Reyes projects can be developed and mined. Since the passage of Mexico’s 1988 General Law on Ecological Equilibrium and Environmental Protection, a sophisticated system for environmental regulation has evolved. In addition, North American Free Trade Agreement requirements for regulatory standards in Mexico equivalent to those of the United States and Canada have obligated the Mexican government to continue further development of environmental regulation. Most regulatory programs are implemented by various divisions of the Secretariat of Environment and Natural Resources of Mexico

(“SEMARNAT”). While we have the necessary permits to place the Paredones Amarillos project into production, there can be no assurance that we will be able to acquire updates to necessary permits or authorizations on a timely basis. Likewise, there can be no assurance that we will be able to acquire the necessary permits or authorizations on a timely basis to place the Guadalupe de los Reyes project into production. Delays in acquiring any permit, authorization or updates could increase the development cost of the Paredones Amarillos project or the Guadalupe de los Reyes project, or delay the start of production. The most significant environmental permitting requirements, as they relate to the Paredones Amarillos and the Guadalupe de los Reyes projects are developing reports on environmental impacts; regulation and permitting of discharges to air, water and land; new source performance standards for specific air and water pollutant emitting sources; solid and hazardous waste management regulations; developing risk assessment reports; developing evacuation plans; and monitoring inventories of hazardous materials. If the Paredones Amarillos or the Guadalupe de los Reyes projects are found to not be in compliance with any of these requirements, we could incur significant compliance costs, or might have to delay the start of production.

Indonesia Laws

We are required under Indonesian laws and regulations to acquire permits and other authorizations before our current Indonesian mining project, the Awak Mas project, can be developed and mined. In Indonesia, environmental legislation plays a significant role in the mining industry. Various environmental documents such as the analysis of environmental impact (“AMDAL”) concerning the Awak Mas project, covering studies on, inter alia, air, water, sand, pollution, hazardous and toxic wastes and reclamation of mining area, must be prepared and submitted to the Ministry of Environment for approval. In addition, we are also required to submit periodical environmental reports to the relevant environmental government agencies pursuant to the AMDAL and other required environmental licenses (e.g. license for tailing waste).

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

Some of our directors are directors or officers of other natural resource or mining-related companies. Robert A. Quartermain is President and Chief Executive Officer of Silver Standard Resources Inc., and is a director of Canplats Resources Corporation and Radiant Resources, Inc. C. Thomas Ogryzlo is the President, Chief Executive Officer and a director of Polaris Geothermal Inc., and is a director of Tiomin Resources Inc., Birim Goldfields Inc. and Baja Mining Corp. Michael B. Richings, who is also our Chief Executive Officer, is a director of Allied Nevada Gold Corp. and Zaruma Resources Inc., both of which hold interests in mining properties. John Clark is a director of Alberta Clipper Energy Inc. (a Canadian oil and gas exploration and production company) and Chief Financial Officer and a director of Polaris Geothermal Inc. W. Durand Eppler is Chief Executive Officer and a director of Coal International PLC, a director of Allied Nevada Gold Corp. and Augusta Resource Corporation, and a director and non-executive chairman of NEMI Northern Energy & Mining Inc. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, the company in question will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. In accordance with the laws of the Yukon Territory, the directors of all Yukon Territory companies are required to act honestly, in good faith and in the best interests of a company for which they serve as a director.

There may be challenges to our title in our mineral properties.

There may be challenges to title to the mineral properties in which we hold a material interest. If there are title defects with respect to any of our properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert management’s time from ongoing exploration and development programs.

As discussed herein and in our prior filings including our Annual Report on Form 10-K for the year ended December 31, 2006,  under “Part I — Item 3. Legal Proceedings”, a legal dispute was initiated in Bolivia in April 1998 by a Mr. Estanislao Radic Valderrama (recently deceased; the term “Radic” used herein refers to, as appropriate in context, the individual or the individual and/or his successors), who brought legal proceedings in the lower penal court and, in 1999, brought proceedings in civil court against Mr. Raul Garafulic and us, questioning the validity of Mr. Garafulic’s ownership of the Amayapampa property.

In April 2005, Radic commenced a civil lawsuit in La Paz, Bolivia against Empresa Minera Nueva Vista S.A. (“Nueva Vista”) and two of its predecessors in interest, seeking nullification of the public documents by which the mineral concessions comprising the “Grupo Minero Amayapampa” had been transferred to Nueva Vista. Nueva Vista and we did not learn of this lawsuit until the quarter ended June 30, 2006.

This is Radic’s second civil lawsuit attempting to nullify the transfer of the mineral concession to Nueva Vista and its predecessors in interest. Radic’s prior civil suit, initiated in Potosi, Bolivia in 1999 as noted above, ended in April 2004 with a declaration that his cause of action had lapsed. In the present action, Nueva Vista and the other defendants have raised the defenses, among others, of prior adjudication (res judicata) and expiration of the applicable statute of limitations.

We believe that Radic’s contentions in the present suit are without merit and are taking appropriate legal action to confirm the validity of our interests in our holdings in Bolivia. Nueva Vista has asserted counterclaims against Radic for bad faith and recklessness in bringing the present action. While we do not anticipate that this lawsuit will result in any material adverse impact on Vista Gold or Nueva Vista or our holdings in Bolivia, we cannot assure that this will be the case.

On July 31, 2007, Nueva Vista filed a civil lawsuit in Potosi, Bolivia against Radic seeking a judgment declaring that Radic lacks any property rights with respect to the mining concessions constituting the “Grupo Minero Amayapampa”.  We believe that our rights in the Amayapampa mineral concessions are valid and while we cannot assure a positive outcome we have instituted this lawsuit in Bolivia in an effort to confirm these rights and to reduce the potential for further claims by Radic.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our unregistered sales of equity securities during the three months ended June 30, 2007, have previously been reported in reports filed with the Commission.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General Shareholders’ Meeting of the Corporation held on May 7, 2007, the following matters were submitted to a vote of the shareholders.

(i)                                     Election of directors to the Corporation’s Board of Directors for a one-year term, being:  John M. Clark, W. Durand Eppler, C. Thomas Ogryzlo, Robert A. Quartermain and Michael B. Richings.  The motions were approved as follows John M. Clark with 24,116,986 votes for and 141,204 withheld, W. Durand Eppler with 24,120,485 votes for and 137,705 withheld, C. Thomas Ogryzlo with 24,134,387 votes for and 123,803 withheld, Robert A. Quartermain with 23,719,320 votes for and 538,870 withheld and Michael B. Richings with 24,114,714 votes for and 143,476 withheld.

(ii)                                  Appointment of PricewaterhouseCoopers LLP, Chartered Accountants, as auditor to hold office until the next annual general meeting.  The motion was approved with 24,106,642 votes for and 151,547 votes withheld.

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

VISTA GOLD CORP. (Registrant)

Date: August 8, 2007	By:	/s/ Michael B. Richings
Michael B. Richings Chief Executive Officer

Date: August 8, 2007	By:	/s/ Gregory G. Marlier
Gregory G. Marlier Chief Financial Officer