Form 10-K/A
period 2006-12-31
VISTA GOLD CORP
filed 2007-08-31
CIK 783324

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

As of June 30, 2006 being the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $257,000,000.

Outstanding Common Shares:  As of March 13, 2007, 31,992,969 Common Shares of the registrant were outstanding.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement for the 2007 Annual General Meeting of Shareholders. See Part III.

EXPLANATORY NOTE

Vista Gold Corp. (hereinafter referred to as the “Corporation”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on March 15, 2007 (the “Original Report”), for the sole purpose of including the information required by Item 9A and Item 9B of Part II of Form 10-K, which was inadvertently omitted from the Original Report as filed because the page containing Item 9A and Item 9B (page 102) was not included in the filing due to a technical error in the filing process.  Accordingly, our Original Report is amended by adding thereto the entire text of Item 9A and Item 9B as included in this Amendment.  This Form 10-K/A does not amend, update or change any other items or financial statements or any other disclosure in the Original Report or reflect events that occurred after the date of the Original Report.  Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, which have been re-executed as of the date of this Amendment.  Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II

ITEM 9A.  CONTROLS AND PROCEDURES.

(1)  Evaluation of Disclosure Controls and Procedures.  The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms.

(2)  Management’s Annual Report on Internal Control over Financial Reporting.  The management of Vista Gold Corp. is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Corporation’s principal executive and principal financial officers and effected by the Corporation’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Corporation’s internal control over financial reporting includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and

•                  provide reasonable assurance regarding prevention or timely detections of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006.  In making this assessment, it used the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we have concluded that, as of December 31, 2006, the Corporation’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, and the effectiveness of internal control over financial reporting as of December 31, 2006 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(3)  Changes in Internal Controls.  There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART IV

ITEM 15.                                          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

VISTA GOLD CORP. (Registrant)

Date: August 31, 2007	By:	/s/ Michael B. Richings
Michael B. Richings
Chief Executive Officer
(Principal Executive Officer)

Date: August 31, 2007	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer
(Principal Financial Officer)