Form 10-Q
period 2007-09-30
VISTA GOLD CORP
filed 2007-11-09
CIK 783324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer ☐  Accelerated Filer  ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  32,966,943

Common Shares, without par value, outstanding at October 24, 2007

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2007

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
(U.S. dollars in thousands)	2007	2006
Assets:
Cash and cash equivalents	$18,602	$48,691
Marketable securities - Note 4	8,989	791
Accounts receivable	413	645
Supplies inventory, prepaids and other	452	303
Current assets	28,456	50,430
Mineral properties - Note 5	26,698	21,553
Plant and equipment - Note 6	476	134
Prepaid Arrangement costs - Note 3	—	1,841
Other long-term receivables	116	166
Assets related to Arrangement - Note 3	—	18,607
	27,290	42,301

Total assets	$55,746	$92,731

Liabilities and Shareholders’ Equity:
Accounts payable	$5	$158
Accrued liabilities and other	544	574
Current liabilities	549	732
Asset retirement obligation and closure costs	25	25
Liabilities related to Arrangement - Note 3	—	4,847
Total liabilities	574	5,604
Capital stock, no par value: - Note 7
Preferred - unlimited shares authorized; no shares outstanding
Common - unlimited shares authorized; shares outstanding:
2007 - 32,966,943 and 2006 - 31,674,623	219,696	215,618
Warrants - Note 8	531	932
Options - Note 9	3,189	2,239
Contributed surplus	253	253
Accumulated other comprehensive income - Note 10	5,781	—
Deficit	(174,278)	(131,915)
Total shareholders’ equity	55,172	87,127

Total liabilities and shareholders’ equity	$55,746	$92,731

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

	Three Months Ended September		Nine Months Ended September		Cumulative during
	30,		30,		Exploration
(U.S. dollars in thousands, except share data)	2007	2006	2007	2006	Stage

Income:
Interest income	$239	$197	$997	$342	$1,788
Other income	10	—	14	2	314
Gain on disposal of marketable securities	18	5	158	42	331
Gain on disposal of assets	—	—	—	—	53
Cost recoveries related to USF&G lawsuit	—	—	—	—	240
Total other income	$267	$202	$1,169	$386	$2,726

Costs and expenses:
Exploration, property evaluation and holding costs	$(204)	$(107)	$(682)	$(345)	$(2,142)
Corporate administration and investor relations	(1,688)	(834)	(3,323)	(1,743)	(12,630)
Costs of Arrangement	(528)	—	(2,880)	—	(2,880)
Depreciation and amortization	(27)	(24)	(80)	(32)	(168)
Gain/(loss) on currency translation	(20)	32	17	16	(17)
Total costs and expenses	(2,467)	(933)	(6,948)	(2,104)	(17,837)
Loss from continuing operations	$(2,200)	$(731)	$(5,779)	$(1,718)	$(15,111)

Loss from discontinued operations	$—	$(630)	$(425)	$(1,677)	$(10,292)

Net loss	$(2,200)	$(1,361)	$(6,204)	$(3,395)	$(25,403)

Other comprehensive income/(loss):
Unrealized fair-value increase on available-for-sale securities	1,115		5,477
Realized gain on available-for-sale securities	(13)		(228)
Comprehensive loss	$(1,098)		$(955)

Weighted average number of shares outstanding	32,391,811	27,656,092	32,123,697	24,846,654

Basic and diluted loss per share from continuing operations	$(0.07)	$(0.03)	$(0.18)	$(0.07)
Basic and diluted loss per share	$(0.07)	$(0.05)	$(0.19)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

	Three Months Ended September		Nine Months Ended September
	30,		30,
(U.S. dollars in thousands)	2007	2006	2007	2006
Deficit, beginning of period	$(172,078)	$(129,778)	$(131,915)	$(127,744)
Net loss	(2,200)	(1,361)	(6,204)	(3,395)
Dividend-in-kind - Note 3	—	—	(36,159)	—
Deficit, end of period	$(174,278)	$(131,139)	$(174,278)	$(131,139)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

					Cumulative
	Three Months Ended September		Nine Months Ended September		during
	30,		30,		Exploration
(U.S. dollars in thousands)	2007	2006	2007	2006	Stage
Cash flows from operating activities:
Loss for the period - continuing operations	$(2,200)	$(731)	$(5,779)	$(1,718)	$(15,111)
Loss for the period - discontinued operations	—	(630)	(425)	(1,677)	(10,292)
Net loss for the period	$(2,200)	$(1,361)	$(6,204)	$(3,395)	$(25,403)

Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	31	24	86	32	195
Stock-based compensation	900	589	1,213	650	3,492
Gain on disposal of assets	—	—	—	—	(53)
Cost recoveries related to USF&G lawsuit	—	—	—	—	(240)
Write-down of marketable securities	—	—	—	—	118
Gain on disposal of marketable securities	(17)	(8)	(219)	(62)	(593)
Loss on currency translation	—	—	—	—	44
Prepaid transaction costs - Note 3	—	—	1,841	—	—
Other non-cash items	—	—	—	—	(64)

Change in operating assets and liabilities:
Accounts receivable	125	(48)	(251)	(52)	(777)
Supplies inventory, prepaids and other	294	(518)	(148)	(640)	(230)
Accounts payable and accrued liabilities and other	(89)	213	(405)	129	(859)
Net cash used in operating activities from continuing operations	(956)	(1,109)	(4,087)	(3,338)	(24,370)
Net cash provided by operating activities from discontinued operations	—	(4)	165	79	2,591
Net cash used in operating activities	(956)	(1,113)	(3,922)	(3,259)	(21,779)

Cash flows from investing activities:
Acquisition of marketable securities	(114)	(34)	(229)	(242)	(874)
Proceeds from sale of marketable securities	40	45	258	156	984
Additions to mineral properties, net of cost recoveries - Note 5	(991)	(632)	(4,610)	(1,119)	(10,059)
Acquisition of mineral property	—	—	—	(1,269)	(2,880)
Additions to plant and equipment - Note 6	(103)	(41)	(428)	(113)	(652)
Proceeds on disposal of plant and equipment	—	—	—	—	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	(133)	—	(24,517)	—	(24,517)
Net cash used in investing activities from continuing operations	(1,301)	(662)	(29,526)	(2,587)	(37,946)
Net cash used in investing activities from discontinued operations	—	(298)	(62)	(652)	(14,580)
Net cash used in investing activities	(1,301)	(960)	(29,588)	(3,239)	(52,526)

Cash flows from financing activities:
Net proceeds from equity financings - Note 7	—	—	—	—	54,409
Proceeds from exercise of warrants - Note 7	1,394	763	2,889	25,574	35,359
Proceeds from exercise of stock options - Note 7	508	319	525	798	2,465
Net cash provided by financing activities from continuing operations	1,902	1,082	3,414	26,372	92,233
Net cash provided by financing activities from discontinued operations	—	—	—	—	—
Net cash provided by financing activities	1,902	1,082	3,414	26,372	92,233

Net increase/(decrease) in cash and cash equivalents	(355)	(991)	(30,096)	19,874	17,928

Cash and cash equivalents, beginning of period - continuing operations	18,957	22,888	48,691	2,017	38
Cash and cash equivalents, beginning of period - discontinued operations	—	4	7	10	636

Cash and cash equivalents, end of period	$18,602	$21,901	$18,602	$21,901	$18,602

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(U.S. dollars unless specified otherwise)

1.                                      General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of September 30, 2007, and for the three-month and nine-month periods ended September 30, 2007, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 11, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States. In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made. These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, with the exception that on January 1, 2007, the Corporation adopted CICA Handbook Sections 1530, “Comprehensive Income”, 3855, “Financial Instruments – Recognition and Measurement.” and 3861, “Financial Instruments – Disclosure and Presentation.”

The adoption of these new sections had no impact on the Corporation’s financial statements on or before December 31, 2006. The sections require adjustments to the carrying value of available-for-sale securities to be recorded within accumulated other comprehensive income on transition. Accordingly, upon adoption of these sections, the Corporation made a one-time adjustment to the opening balance of accumulated other comprehensive income in the amount of $531,743.

All available-for-sale securities are measured at fair value. Gains and losses associated with these available-for-sale securities will be separately recorded as unrealized within other comprehensive income until such time the security is disposed of or becomes impaired, at which time any gains or losses will then be realized and reclassified to the statement of loss.

Upon adoption of these new standards, all regular-way purchases of financial assets are accounted for at the trade date. Transaction costs on financial assets are treated as part of the investment cost.

As a result of the completion of the Arrangement Agreement (as defined in Note 3), the Corporation transferred its Nevada-based mining properties to Allied Nevada Gold Corp. (Note 3). The Corporation’s financial statements reflect these Nevada-based mining properties as discontinued operations with the assets and liabilities associated with these properties classified under the captions “Assets related to Arrangement” and “Liabilities related to Arrangement” on the Consolidated Balance Sheets. The results of operations are treated as losses from discontinued operations and separately stated on the Consolidated Statements of Loss after losses from continuing operations and the related operating, financing and investing cash flows are shown separately on the consolidated statement of cash flows.

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

Beginning in 2007, the Board of Directors and management have decided to take on a new direction regarding the Corporation’s more advanced projects. The more advanced projects will move forward through advanced and pre-feasibility studies, so production decisions can be made on those projects.

Although the Corporation has reviewed and is satisfied with the title for all mineral properties in which it has a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

3.                                      Completion of the Arrangement involving Vista Gold Corp., Allied Nevada Gold Corp. and the Pescios

The previously announced Arrangement involving the Corporation, Allied Nevada Gold Corp. (“Allied Nevada”), Carl Pescio and Janet Pescio (the “Pescios”) pursuant to the Arrangement and Merger Agreement between the parties dated as of September 22, 2006 as amended (the “Arrangement Agreement”), closed on May 10, 2007. The transaction resulted in the acquisition by Allied Nevada of the Corporation’s Nevada-based properties and the Nevada mineral assets of Carl and Janet Pescio. Of the 38,933,055 shares of Allied Nevada common stock (the “Allied Nevada Shares”) issued as part of the transaction, 12,000,000 were issued to Carl and Janet Pescio as partial consideration for the acquisition of their Nevada mineral assets and 26,933,055 were issued to the Corporation in accordance with the Arrangement. As part of the transaction, the Corporation’s shareholders exchanged each of their Vista Gold common shares and received:  (i) one new Vista Gold common share and (ii) a pro rata portion of (A) the number of Allied Nevada Shares received by the Corporation as part of the Arrangement less (B) the number of Allied Nevada Shares retained by Vista Gold to facilitate payment of any taxes payable in respect of the Arrangement. Accordingly, of the 26,933,055 Allied Nevada Shares issued to the Corporation, 25,403,207 shares were distributed to shareholders of the Corporation by way of an in-kind dividend and the Corporation retained 1,529,848 shares to facilitate the payment of any taxes payable by the Corporation in respect of the Arrangement. The new common shares of the Corporation and the Allied Nevada Shares began trading on May 10, 2007, on the Toronto Stock Exchange and the American Stock Exchange. Also, under the Arrangement Agreement, the Corporation transferred $25.0 million less the outstanding receivable of $0.5 million to Allied Nevada.

The 1,529,848 Allied Nevada Shares that the Corporation retained have a book value of $2.17 million, which is the difference between the net assets transferred to Allied Nevada and the dividend-in-kind distributed to the Corporation’s shareholders. These available-for-sale securities have been fair-valued as of September 30, 2007 and have a fair market value of $7.6 million based on the Allied Nevada share price at that date. The fair market value of these shares is included in marketable securities on the Corporation’s Consolidated Balance Sheets and the unrealized gain recorded within other comprehensive income.

The aggregate carrying amount of the net assets transferred from the Corporation to Allied Nevada is as follows:

	May 10,	December 31,
(U.S. dollars in thousands)	2007	2006
Assets:
Cash and cash equivalents	$25,001	$7
Accounts receivable	7	102
Supplies, inventory, prepaids and other	102	104
Current assets	$25,110	$213

Restricted cash	5,385	5,320
Mineral properties - Note 5	9,867	10,196
Plant and equipment - Note 6	929	996
Reclamation premium costs and other assets	1,839	1,882
	18,020	18,394

Total assets related to Arrangement	$43,130	$18,607

Liabilities:
Accounts payable	$—	$9
Accrued liabilities and other	120	152
Current liabilities	$120	161

Capital lease obligation	20	23
Asset retirement obligation and closure costs	4,663	4,663

Total liabilities related to Arrangement	$4,803	$4,847

Net assets related to Arrangement	$38,327	$13,760

The Corporation has allocated corporate overhead expenses to Allied Nevada based on the ratio of mineral properties transferred to Allied Nevada. These allocations, along with the actual expenses of the Corporation’s subsidiaries that held the assets transferred are listed on the statements of loss as losses from discontinued operations.

Also, upon completion of the transaction, $2.4 million in costs associated with the Arrangement previously held as prepaid items were expensed. Theses costs included legal fees, tax and audit fees, regulatory fees, consultant fees and other items related to the completion of the Arrangement that were not reimbursable by Allied Nevada.

4. Marketable Securities

	At September 30, 2007			At December 31, 2006
		Unrealized			Unrealized
(U.S. dollars in thousands)	Cost	gain/(loss)	Fair value	Cost	gain/(loss)	Fair value

Allied Nevada Gold Corp.	$2,178	$5,471	$7,649	$—	$—	$—
Esperanza Silver Corp.	10	199	209	16	404	420
Luzon Minerals LTD	462	(180)	282	462	(102)	360
Nevgold Resources Corp.	83	30	113	33	14	47
Other	475	261	736	280	216	496
	$3,208	$5,781	$8,989	$791	$532	$1,323

Prior to January 1, 2007, the Corporation did not recognize unrealized gains or losses on available-for-sale securities within the financial statements. On January 1, 2007, the Corporation adopted CICA Handbook Sections 1530, “Comprehensive Income” and 3855, “Financial Instruments — Recognition and Measurement” which resulted in a one-time adjustment to the opening balance of accumulated other comprehensive income of $531,743.

5. Mineral properties

	2006					2007
						Retained by	Transferred to
	December 31,	Acquisition	Option	Exploration &	Cost	Vista Gold	Allied Nevada	Year to date	September 30,
(U.S. dollars in thousands)	net balance	costs	payments	land costs	recovery	Corp.	Gold Corp.	activity	Ending Balance
Maverick Springs, United States	$1,471	$—	$—	$—	$—	$—	$(1,471)	$(1,471)	$—
Mountain View, United States	854	—	—	1	—	—	(855)	(854)	—
Wildcat, United States	1,017	—	—	—	—	—	(1,017)	(1,017)	—
Hasbrouck and Three Hills, United States	386	—	—	—	—	—	(386)	(386)	—
F.W. Lewis, Inc. Properties, United States	2,968	—	—	3	(24)	(309)	(2,638)	(2,968)	—
Hycroft Royalty, United States	3,500	—	—	—	—	—	(3,500)	(3,500)	—
Mineral properties transferred to Allied Nevada Gold Corp.	$10,196	—	—	4	(24)	(309)	(9,867)	(10,196)	—

Long Valley, United States	641	—	250	32	—	—	—	282	923
Yellow Pine, United States	593	—	—	41	—	—	—	41	634
Paredones Amarillos, Mexico	3,218	—	—	282	—	—	—	282	3,500
Guadalupe de los Reyes, Mexico	1,249	—	100	21	—	—	—	121	1,370
Amayapampa, Bolivia	10,326	—	—	—	—	—	—	—	10,326
Awak Mas, Indonesia	2,590	—	—	385	—	—	—	385	2,975
Mt. Todd, Australia	2,875	—	—	3,705	—	—	—	3,705	6,580
Other	61	—	—	20	—	309	—	329	390
Mineral properties retained by the Corporation	$21,553	$—	$350	$4,486	$—	$309	$—	$5,145	$26,698

Prior to the completion of the Arrangement, the F.W. Lewis, Inc. properties included three properties in Colorado. These three properties were retained by the Corporation and are now owned by Vista Gold U.S. Inc. The carrying value of these three properties was $309,000.

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

Measurement Uncertainty

The carrying value of the Amayapampa gold project was $10.3 million as at September 30, 2007. The valuation of this asset is highly dependent on the Corporation's ability to sell this project and on assumptions regarding the price of gold in the future. As at September 30, 2007, the impairment analysis was performed on a stand-alone project basis and incorporated the following key assumptions:

•                  Gold price of $515 per ounce

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

6. Plant and equipment

	September 30, 2007			December 31, 2006
		Accumulated			Accumulated
		Depreciation and			Depreciation and
(U.S. dollars in thousands)	Cost	Write-downs	Net	Cost	Write-downs	Net

Hycroft mine, United States	$11,949	$11,036	$913	$11,949	$10,969	$980
F.W. Lewis, Inc. Properties, United States	31	15	16	31	15	16
PP&E transferred to Allied Nevada Gold Corp.	11,980	11,051	929	11,980	10,984	996

Awak Mas, Indonesia	101	43	58	96	24	72
Mt. Todd, Australia	397	54	343	30	2	28
Paredones Amarillos, Mexico	33	—	33	—	—	—
Corporate, United States	452	410	42	429	395	34
PP&E retained by the Corporation	$983	$507	$476	$555	$421	$134

7. Capital stock

Common Shares issued and outstanding

	Number of	Capital stock
	shares issued	($ 000’s)
As of December 31, 2006	31,674,623	$215,618

Warrants exercised from February - March 2002 private placement - Note 8	97,465	146
Warrants exercised from September 2005 private placement, cash - Note 8	216,881	889
Warrants exercised from September 2005 private placement, fair value - Note 8	—	401
Warrants exercised from February 2006 private placement - Note 8	35,000	210
Exercise of stock options, cash - Note 9	4,000	17
Exercise of stock options, fair value - Note 9	—	11

Issued during the three months ended March 31, 2007	353,346	1,674

As of March 31, 2007	32,027,969	$217,292

Warrants exercised from September 2005 private placement - Note 8	116,144	250

Issued during the three months ended June 30, 2007	116,144	250

As of June 30, 2007	32,144,113	$217,542

Warrants exercised from September 2005 private placement - Note 8	647,360	1,394
Exercise of stock options, cash - Note 9	175,470	508
Exercise of stock options, fair value - Note 9	—	252

Issued during the three months ended September 30, 2007	822,830	2,154

As of September 30, 2007	32,966,943	$219,696

8. Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

						Weighted		Weighted
						average		average
	Warrants	Valuation	Warrants	Warrants	Warrants	exercise prices		remaining
	granted(1)(2)	($ 000’s)	exercised	expired	outstanding	(U.S. $ )	Expiry date	life (yrs)

As of December 31, 2006	12,208,917	932	(10,323,320)	(333,163)	1,552,434	$4.82

Private placement February - March 2002	—	—	(97,465)	—	(97,465)	1.50	Feb - Mar-07	—
Private placement September 2005	—	(401)	(216,881)	—	(216,881)	4.10	Sep-07	0.5
Private placement February 2006	—	—	(35,000)	—	(35,000)	6.00	Feb-08	0.8

As of March 31, 2007	12,208,917	531	(10,672,666)	(333,163)	1,203,088	$5.74

Private placement September 2005	—	—	(61,000)	—	(61,000)	4.10	Sep-07	0.2

As of June 30, 2007	12,208,917	531	(10,733,666)	(333,163)	1,142,088	$5.82

Private placement September 2005	—	—	(340,000)	(4,000)	(344,000)	$4.10	Sep-07	—

As of September 30, 2007	12,208,917	531	(11,073,666)	(337,163)	798,088	$6.57

(1) Each warrant entitles the holder to purchase common shares as adjusted in accordance with the warrant terms pursuant to the Plan of Arrangement.

(2) The value of all warrants issued in conjunction with private placements is allocated to common stock upon exercise.

Immediately prior to the completion of the Arrangement on May 10, 2007 (see Note 3), there were 1,203,088 outstanding warrants entitling holders to purchase one common share per warrant. Of the aforementioned outstanding warrants, 405,000 were issued as part of the September 2005 private placement, 614,684 were issued as part of the February 2006 private placement and an aggregate 183,405 were issued as payment to two agents in connection with the Corporation’s November 2006 public equity financing. Upon completion of the Arrangement, the number of shares to be issued in connection with the outstanding warrants was adjusted so that each warrant will entitle the holder thereof to receive the following number of shares per warrant:  1.904 common shares per warrant for the September 2005 private placement warrants, 1.894 common shares per warrant for the February 2006 private placement warrants, 1.925 common shares per warrant for 119,213 of the broker warrants and 1.928 common shares per warrant for the remaining 64,192 broker warrants.

On September 23, 2007, the warrants issued in conjunction with the September 2005 private placement expired. There were 4,000 warrants that were not exercised prior to September 23, 2007 that expired; all other warrants were exercised.

9.                                      Options to purchase Common Shares

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

The fair value of stock options granted to employees and directors was estimated at the grant date using a lattice option pricing model, using the following weighted average assumptions:

	September 2007	September 2006
Expected volatility	60%	60%
Risk-free interest rate	4.60%	4.55 - 4.91%
Expected lives (years)	5	5
Dividend yield	N/A	N/A

Option pricing models require the input of highly subjective assumptions including the expected price volatility. Expected price volatility is based on the historical volatility of the Corporation’s stock. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Corporation’s stock options. The expected term of the options granted is derived from the output of the option pricing model and represents the period of time that the options granted are expected to be outstanding. The risk-free rate of interest for the periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

A summary of other option activity under the Plan as of September 30, 2007, and changes during the quarter then ended is set forth in the following table:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
	Shares	($ USD)	Term	($ 000)
Outstanding - December 31, 2006	944,000	$5.13	2.57	$3,500

Exercised	(4,000)	4.19
Expired	(2,857)	3.04

Outstanding - March 31, 2007	937,143	$5.14	2.35	$2,649

Exercisable - March 31, 2007	817,143	$4.50	2.05	$2,649

Expired	(10,000)	4.40
Modification	(47,777)

Outstanding - June 30, 2007	879,366	$3.89	2.11	$877

Exercisable - June 30, 2007	765,550	$3.46	1.80	$877

Exercised	(175,470)	2.90
Granted	625,000	4.58

Outstanding - September 30, 2007	1,328,896	$4.35	3.51	$788

Exercisable - September 30, 2007	997,428	$4.22	2.63	$782

A summary of the fair-value changes included in options within Shareholders’ Equity as of September 30, 2007, and the period then ended is set forth in the following table:

Options
($ 000’s)
As of December 31, 2006	$2,239

Exercised	(11)
Expensed	134

As of March 31, 2007	$2,362

Expensed	$179

As of June 30, 2007	$2,541

Exercised	(252)
Expensed	228
Granted	672

As of September 30, 2007	$3,189

In conjunction with the closing of the Arrangement, under an anti-dilution provision contained within the Plan, the Corporation modified all outstanding option agreements. The anti-dilution provision allows for the Corporation to equalize options in the event of an equity restructuring. As part of the Arrangement, option holders exchanged their Vista options held immediately prior to the closing for new options of both Vista and Allied Nevada. The number and price of the new options was based on, among other things, the intrinsic value of the options immediately preceding the closing of the Arrangement. Therefore, an option holder’s intrinsic value of the combined options was the same before and following the closing of the Arrangement. Since the options were modified under the anti-dilution provision, the Corporation is not required to record any incremental expense associated with the new Vista options.

The total number of options outstanding as of September 30, 2007, is 1,328,896 with exercise prices ranging from approximately $1.99 to $7.31 and remaining lives of 0.11 to 4.83 years. The total number of options outstanding represents 4.0% of issued capital.

Under the Plan, 625,000 stock options, of which 312,500 will vest immediately and 312,500 will vest upon the first anniversary of the grant date, were granted to employees, directors and consultants of the Corporation during the three-month period ended September 30, 2007. The fair value of the 312,500 options immediately vested has been recorded as a non-cash compensation expense of $671,774. The weighted-average grant date fair-value of the 625,000 options granted during the three months ended September 30, 2007 was $2.15.

During the respective three- and nine-month periods ended September 30, 2007, 175,470 and 179,470 options were exercised with an aggregate intrinsic value of $298,726 and $300,366. During the same periods in 2006, 93,000 and 216,625 options were exercised with aggregate intrinsic values of $622,480 and $1,394,589.

A summary of the status of the Corporation’s unvested stock options as of September 30, 2007, and changes during the period then ended, is set forth below:

		Weighted-
		Average Grant
	Number of	Date Fair
	Shares	Value ($ USD)
Unvested - December 31, 2006	$125,000	$5.22

Vested	(5,000)	5.05

Unvested - March 31, 2007	120,000	$5.32

Modification	(6,184)

Unvested - June 30, 2007	113,816	$5.32

Vested	(94,848)	6.84
Granted	312,500	4.58

Unvested - September 30, 2007	331,468	$4.63

As of September 30, 2007, there was $667,929 of unrecognized compensation expense related to the unvested portion of options outstanding. This expense is expected to be recognized over a weighted-average period of 0.8 years.

10. Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

Accumulated other
comprehensive income
($ 000’s)
As of December 31, 2006	$—

Adjustment for CICA 3855 adoption	532
Increases to fair market value during period	66
Decreases due to realization of gain	(215)

As of March 31, 2007	383

Increases to fair market value during period	4,296

As of June 30, 2007	4,679

Increases to fair market value during period	1,115
Decreases due to realization of gain	(13)

As of September 30, 2007	$5,781

11.          Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects. These activities are focused principally in North America, South America, Indonesia and Australia. The Corporation reported no revenues in the three-month and nine-month periods ended September 30, 2007, or for the same periods in 2006. Geographic segmentation of mineral properties and plant and equipment is provided in Notes 5 and 6.

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

(b)                               In accordance with U.S. GAAP (SFAS No. 115), marketable securities considered to be available- for-sale are to be measured at fair value at the balance sheet date and related unrealized gains and losses are required to be shown separately in comprehensive income. On January 1, 2007, the Corporation adopted CICA 3855 “Financial Instruments – Recognition and Measurement.”  This standard essentially aligns Canadian GAAP with U.S. GAAP for accounting for marketable securities considered to be available-for-sale.

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

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS - UNAUDITED

					Cumulative
	Three Months Ended		Nine Months Ended September		during
	September 30,		30,		Exploration
(U.S. dollars in thousands, except share data)	2007	2006	2007	2006	Stage
Net loss – Canadian GAAP	$(2,200)	$(1,361)	$(6,204)	$(3,395)	$(25,403)
Exploration, property evaluation and holding costs
continuing operations (a)	(1,113)	(720)	(4,795)	(1,420)	(9,421)
Exploration, property evaluation and holding costs
discontinued operations (a)	—	(162)	(4)	(260)	(1,497)
Financing costs	—	—	—	—	(222)
Stock-based compensation expense (d)	—	—	—	(4)	1,142
Beneficial conversion feature	—	—	—	—	(2,774)
Net loss – U.S. GAAP	(3,313)	(2,243)	(11,003)	(5,079)	(38,175)
Unrealized gain/(loss) on marketable securities (b)	1,102	211	5,249	371	5,781
Comprehensive loss – U.S. GAAP	$(2,211)	$(2,032)	$(5,754)	$(4,708)	$(32,394)
Basic and diluted loss per share – U.S. GAAP	$(0.07)	$(0.07)	$(0.18)	$(0.19)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

					Cumulative
	Three Months Ended September		Nine Months Ended September		during
	30,		30,		Exploration
(U.S. dollars in thousands)	2007	2006	2007	2006	Stage

Cash flows from operating activities, Canadian GAAP	$(956)	$(1,113)	$(3,922)	$(3,259)	$(19,938)
Additions to mineral properties, net (a)	(578)	(882)	(4,264)	(1,680)	(10,383)
Cash flows from operating activities, U.S. GAAP	(1,534)	(1,995)	(8,186)	(4,939)	(30,321)

Cash flows from investing activities, Canadian GAAP	(1,301)	(960)	(29,588)	(3,239)	(52,526)
Additions to mineral properties, net (a)	578	882	4,264	1,680	10,383
Cash flows from investing activities, U.S. GAAP	(723)	(78)	(25,324)	(1,559)	(42,143)
Cash flows from financing activities, Canadian GAAP	1,902	1,082	3,414	26,372	90,392
Cash flows from financing activities, U.S. GAAP	1,902	1,082	3,414	26,372	90,392
Net increase/(decrease) in cash and cash equivalents	(355)	(991)	(30,096)	19,874	17,928
Cash and cash equivalents, beginning of period	18,957	22,892	48,698	2,027	674
Cash and cash equivalents, end of period	$18,602	$21,901	$18,602	$21,901	$18,602

The significant differences in the consolidated balance sheets as at September 30, 2007, and December 31, 2006, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30, 2007			December 31, 2006
	Per Cdn.	Cdn./U.S.	Per U.S.	Per Cdn.	Cdn./U.S.	Per U.S.
(U.S. $000’s)	GAAP	Adj.	GAAP	GAAP	Adj.	GAAP

Current assets (b)	$28,456	—	$28,456	$50,430	$541	$50,971
Property, plant and equipment (a)	27,174	(17,396)	9,778	21,687	(12,601)	9,086
Other assets	116	—	116	2,007	—	2,007
Assets related to Arrangement (a)	—	—	—	18,607	(1,304)	17,303
Total assets	$55,746	$(17,396)	$38,350	$92,731	$(13,364)	$79,367

Current liabilities	549	—	549	732	—	732
Long term liabilities	25	—	25	25	—	25
Liabilities related to Arrangement	—	—	—	4,847	—	4,847
Total liabilities	574	—	574	5,604	—	5,604

Capital stock (c,d)	219,696	75,530	295,226	215,618	75,793	291,411
Special warrants	—	222	222	—	222	222
Warrants and options (d)	3,720	(813)	2,907	3,171	(1,076)	2,095
Contributed surplus (c,d)	253	5,526	5,779	253	5,526	5,779
Other comprehensive income (b)	5,781	—	5,781	—	541	541
Deficit (a,b,c,d)	(174,278)	(97,861)	(272,139)	(131,915)	(94,370)	(226,285)
Total shareholders’ equity	55,172	(17,396)	37,776	87,127	(13,364)	73,763

Total liabilities & shareholders’ equity	$55,746	$(17,396)	$38,350	$92,731	$(13,364)	$79,367

13.          Related party transactions

Completion of the Arrangement

As previously reported (Note 3), on September 22, 2006, the Corporation entered into an Arrangement and Merger Agreement (the ”Arrangement Agreement”) with Carl Pescio, Janet Pescio and Allied Nevada pursuant to which the parties agreed to undertake a transaction that would result in the transfer of the Corporation’s Nevada-based mining properties and related assets to Allied Nevada and the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all to be carried out pursuant to an arrangement under the provisions of the Business Corporations Act (Yukon Territory) (the ”Arrangement”). Completion of the transaction occurred on May 10, 2007.

Prior to the completion of the Arrangement, the immediate cash needs of Allied Nevada were met by loans from the Corporation pursuant to the Arrangement Agreement, which provided that, prior to the date of completion, the Corporation could loan money to its wholly-owned subsidiary that would hold the Corporation’s Nevada assets prior to the closing, namely Vista Gold Holdings Inc., in amounts sufficient to undertake certain activities for the benefit of the business that Allied Nevada would operate after the completion of the transaction and to enable Allied Nevada to commence operations immediately after the completion of the transaction. These loans bore interest at the rate of 6% per annum and all principal and interest owing by Vista Gold Holdings Inc. to the Corporation in respect of such loans were paid in full at the time of completion of the Arrangement.

Since the completion of the Arrangement, the Corporation no longer has any related party transactions with Allied Nevada.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(U.S. dollars in thousands, unless specified otherwise)

This Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. for the three and nine months ended September 30, 2007, has been prepared based on information available to us as of November 7, 2007. This MD&A should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2006 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. Reference to Note 17 to the consolidated annual financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Results from Operations

Our consolidated net loss for the three-month period ended September 30, 2007, was $2,200 or $0.07 per share compared to a consolidated net loss of $1,361 or $0.05 per share for the same period in 2006. Our consolidated net loss for the nine-month period ended September 30, 2007, was $6,204 or $0.19 per share compared to a consolidated net loss of $3,395 or $0.14 per share for the same period in 2006. For both the three and nine-month periods, the increases in the consolidated losses of $839 and $2,809 from the respective prior periods are primarily the result of costs related to the completion of the Arrangement of $528 and $2,880. The remaining variances for the three and nine-month periods include increases in exploration, property evaluation and holding costs of $97 and $337 from the respective prior periods and increases in corporate administration and investor relations costs of $854 and $1,580 from the respective prior periods, which are partially offset by increases in interest income of $42 and $655 from the respective prior periods and decreases in losses from discontinued operations of $630 and $1,252 from the same respective periods.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $204 during the three-month period ended September 30, 2007, as compared with $107 for the same period in 2006. Exploration, property evaluation and holding costs increased to $682 during the nine-month period ended September 30, 2007, as compared with $345 for the same period in 2006. For both the three and nine-month periods our exploration, property evaluation and holding costs increased for all properties held by Vista. These increases reflect our movement towards the development of these projects. See “Subsequent Events – Commencement of Bankable Feasibility Study for Paredones Amarillos Project.”

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $1,688 during the three-month period ended September 30, 2007, compared to $834 for the same period in 2006.  The increase of $854 from the prior period is primarily due to the following:

•                  A decrease of $392 in the allocation of certain corporate expenses to Allied Nevada as part of the Arrangement (see Consolidated Financial Statements - Note 3) compared to the prior period; and

•                  An increase in stock-based compensation expense of $500 compared to the prior period. This increase is due to a decrease in the allocation of stock-based compensation expense to Allied Nevada during the 2007 period.

Corporate administration and investor relations costs increased to $3,323 for the nine-month period ended September 30, 2007, compared to $1,743 for the same period in 2006.  The increase of $1,580 from the prior period is primarily due to the following:

•                  A decrease of $437 in the allocation of certain corporate expenses to Allied Nevada as part of the Arrangement  (see Consolidated Financial Statements – Note 3) compared to the prior period;

•                  An increase in stock-based compensation expense of $706 compared to the prior period.  This increase is due to a decrease in the allocation of stock-based compensation expense to Allied Nevada during the 2007 period;

•                  An increase in labor and benefit costs of $198 compared to the prior period.  This increase is due to the addition of employees as we head towards anticipated development of certain projects; and

•                  An increase in investor relations costs of $99 compared to the prior period.  This increase is due to our participation in additional gold conferences during the 2007 period.

Costs associated with the Arrangement

On May 10, 2007, the Plan of Arrangement was completed resulting in, among other things, the transfer of our Nevada related assets to Allied Nevada Gold Corp. (“Allied Nevada”). See “—Financial Position, Liquidity

and Capital Resources – Liquidity and Capital Resources – Completion of the Arrangement” below. When the transaction was completed there was $2,352 in prepaid transaction costs which were expensed upon completion of the Arrangement. These costs had previously been deferred on the balance sheet under the heading of “Prepaid transaction costs”. During the three-month period ended September 30, 2007, we incurred an additional $528 in expenses related to the Arrangement that were immediately expensed as costs associated with the Arrangement.

Depreciation and amortization

Depreciation and amortization expense increased to $27 during the three-month period ended September 30, 2007, compared to $24 for the same period in 2006. Depreciation and amortization expense increased to $80 for the nine-month period ended September 30, 2007, compared to $32 for the same period in 2006. The increase of $3 for the three-month period and the increase of $48 for the nine-month period are mostly due to capital expenditures at the Mt. Todd gold mine during the first and second quarter of 2007 that have begun to be depreciated.

Other income and expense

Gain on disposal of marketable securities

For the three-month period ended September 30, 2007, we realized a gain on the disposal of marketable securities of $18, compared to $5 for the same period in 2006. For the nine-month period ended September 30, 2007, we realized a gain on the disposal of marketable securities of $158 compared to $42 for the same period in 2006.

At September 30, 2007, we held marketable securities available for sale with a quoted market value of $8,989. With the exception of our shares of Allied Nevada common stock, as discussed herein, we purchased the securities for investing purposes with the intent to hold the securities until such time that it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment. At September 30, 2007, also included in marketable securities were 1,529,848 shares of Allied Nevada at a quoted market value of $7,649. We continue to hold these shares of Allied Nevada, which we retained as part of the closing of the Arrangement to facilitate payment of any taxes payable by Vista as a result of the Arrangement. These shares are “restricted securities” as defined in Rule 144 under the Securities Act of 1933 (the “Securities Act”) and cannot be resold by us in the absence of registration under the Securities Act unless an exemption from registration is available. We cannot be certain of whether or when the shares would be registered under the Securities Act. The most commonly available exemption for resales, Rule 144 under the Securities Act, would require us to hold these shares for one year before commencing the resales. If there are no taxes to be paid as part of the Arrangement, then we will hold these shares until such time that it would be advantageous to sell the securities at a gain.

Interest income

During the three months ended September 30, 2007 we realized $239 in interest income as compared to $197 for the same period in 2006. The increase of $42 is primarily attributable to an increase in interest earned on our liquid savings account. During the nine-month period ended September 30, 2007, we realized $997 compared to $342 for the same period in 2006. The increase of $655 for the nine-month period in interest earned on our liquid savings account is attributable to higher cash balances available to be invested resulting from equity financings and stock option and warrant exercises that occurred during the fourth quarter of 2006.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $956 for the three-month period ended September 30, 2007, compared to $1,113 for the same period in 2006. The decrease of $157 is the result of  an increase in accounts receivable of  $173, an increase in supplies inventory, prepaids and other of $812 and an aggregate increase of non-cash items of

$309, partially offset by a decrease in accounts payable, accrued liabilities and other of $302 and an increase in the consolidated net loss of $839.

Cash used in operations was $3,922 for the nine-month period ended September 30, 2007, compared to $3,259 for the same period in 2006. The increase of $663 is mostly the result of an increase in our net loss for from the 2006 period of $2,809, which is partially offset by an aggregate increase of non-cash items of $2,301.

Investing activities

Net cash used for investing activities increased to $1.3 million for the three-month period ended September 30, 2007, from $1.0 million for the same period in 2006. The increase of $0.3 million mostly reflects an increase of $359 for additions to mineral properties.

Net cash used for investing activities increased to $29.6 million for the nine-month period ended September 30, 2007, from $3.2 million for the same period in 2006. The increase of $26.4 million mostly reflects the $24.5 million cash transferred to Allied Nevada in conjunction with the Arrangement Agreement representing our payment of $25 million less $0.5 million in loans repaid to us by Allied Nevada pursuant to the terms of the Arrangement Agreement.

Financing activities

Net cash provided by financing activities increased to $1.9 million for the three-month period ended September 30, 2007, from $1.1 million for the same period in 2006. Net cash provided by financing activities decreased to $3.4 million for the nine-month period ended September 30, 2007, from $26.4 million for the same period in 2006. Warrants exercised during the three-month period ended September 30, 2007 produced cash proceeds of $1.4 million as compared to $0.8 million for the same period in 2006. Warrants exercised during the nine-month period ended September 30, 2007 produced cash proceeds of $2.9 million as compared to $25.6 million for the same period in 2006. For the three-month period, the increase relates to warrant exercises pertaining to the September 2005 private placement warrants that expired on September 23, 2007. For the nine-month period, the decrease relates to the acceleration of the February 2003 warrants and the September 2004 warrants in May 2006.

Stock option exercised produced cash of $508 during the three-month period ended September 30, 2007 as compared to $319 for the same period in 2006. Stock option exercises produced cash of $525 during the nine-month period ended September 30, 2007 as compared to $798 for the same period in 2006.

Liquidity and Capital Resources

At September 30, 2007, our total assets were $55.7 million compared to $92.7 million at December 31, 2006, representing a decrease of $37.0 million. At September 30, 2007, we had working capital of $27.9 million compared to $49.7 million at December 31, 2006, representing a decrease of $21.8 million. This decrease relates to a decrease in cash balances from year end due to the transfer of $25 million to Allied Nevada net of $0.5 million in loans repaid to us by Allied Nevada in connection with the closing of the Arrangement.

The principal component of working capital at both September 30, 2007 and December 31, 2006, is cash and cash equivalents of $18.6 million and $48.7 million, respectively. Other components include supplies inventory, prepaids and other (September 30, 2007 - $452; December 31, 2006 - $303), marketable securities (September 30, 2007 – $8,989; December 31, 2006 – $791) and accounts receivable (September 30, 2007 - $413; December 31, 2006 - $645). At September 30, 2007, we had no outstanding debt to banks or financial institutions.

Commencement of Bankable Feasibility Study for Paredones Amarillos Project

On August 13, 2007, we announced that we had engaged SRK Consulting (US), Inc. to manage the preparation of a bankable feasibility study for our Paredones Amarillos Project in Baja California, Mexico. SRK is engaged to define the scope of work for the various consultants’ studies, review and audit their work, undertake an economic analysis of the project, and compile and edit the final report. SRK will also be responsible for the pit slope stability determinations and has been retained to determine the optimum source of water for the project including the use of municipal waste water and desalinized or partially desalinized sea water.

We also announced that we retained Corporación Ambiental de Mexico, S.A. de C.V. (“CAM”) to manage the environmental permitting activities for the Paredones Amarillos Project. CAM is a full-service environmental firm headquartered in Mexico City with experience in mining project permitting in Baja California. As we reported in our press release of October 17, 2007, CAM recently informed us that the environmental and change of land use permits issued to Echo Bay Mines when it held the project are still valid. We have presented all of the studies and permitting documents for our proposed metallurgical core drilling program and anticipate that we will receive the required permits. When the permits are received, we plan to expedite the start of drilling and the related confirmatory metallurgical test program, which is expected to be completed in the first quarter of 2008.

We also announced our selection of the following additional consulting firms to assist in preparation of the bankable feasibility study:  Research Development Inc. of Lakewood, Colorado, is to complete the confirmatory metallurgical testing program and define the process flow sheet. Mine Development Associates of Reno, Nevada, is to update the mineral resource estimate, determine proven and probable reserves, prepare the mine plan and estimate the mine capital and operating costs. KD Engineering of Tucson, Arizona, will be responsible for processing engineering/design, infrastructure engineering/design and estimating the processing capital and operating costs. Golder Associates, Inc. of Tucson, Arizona, is to manage geotechnical investigations and test work, provide guidance for the design of structural foundations, determine the most suitable method for disposal of the barren mill flotation tailings with the mine waste rock and design the tailings storage facility including preparing the associated capital and operating cost estimates. We plan to commence construction on the project in the second half of 2008.

Mt. Todd Project Update

In September 2007, we announced that we had received four exploration licenses (“ELs”) covering about 110,633 hectares primarily to the north-northeast of our Mt. Todd gold mine in the Northern Territory, Australia. The ELs had been held in reserve status by the Northern Territory government prior to our acquiring the project. We believe exploration potential for gold and other minerals on these licenses to be good, and a program to systematically evaluate the mineral potential of this land is underway. The objectives of the program are to obtain information that supports the conversion of inferred gold resources to measured and indicated resources, to explore for additional resources on strike and down dip, to aid in the determination of the copper content of the deposit and to obtain samples for metallurgical testing. Results for our drilling program conducted on this property from February to June 2007 have been reported in our press releases of May 30, 2007 and September 4, 2007. We plan to use the results of this drill program together with other historic information we have obtained to prepare a new resource estimate later in 2007.

Subsequent Events

Resignation of Robert A. Quartermain from Board of Directors; Appointment of Tracy A. Stevenson and Frederick H. Earnest to Board of Directors; Appointment of Michael B. Richings as Executive Chairman of Board of Directors

On November 6, 2007 we announced changes to our Board of Directors as follows:

Effective as of November 6, 2007, Robert A. Quartermain resigned from our Board of Directors. Mr. Quartermain cited pressing business requirements at Silver Standard Resources, Inc., where he is President and a director, as his reason for resigning; but announced that he will continue to assist Vista Gold over the next twelve months as Special Advisor to the Board of Directors.

As a new independent director, the Board approved the appointment of Tracy A. Stevenson to the Board of Directors. Mr. Stevenson is a senior mining executive who worked for Rio Tinto plc and related companies for 26 years where he served in senior positions in information technology, finance, planning and business development and has been involved with many major exploration, development, and financing projects. Mr. Stevenson has served as Global Head of Information and Technology and Global Head of Business Process

Improvement for Rio Tinto plc, Senior Vice President Finance and Control at Kennecott Corporation, and Executive Vice President Financial Services and Strategy at Comalco Limited. Mr. Stevenson holds a B.Sc. Accounting from the University of Utah, is a CPA and spent four years with a predecessor to the firm PricewaterhouseCoopers LLP.

In addition, the Board appointed Frederick H. Earnest, President and Chief Operating Officer of Vista Gold, to the Board of Directors. Messrs. Stevenson and Earnest will hold office until the close of next annual general meeting of shareholders or until their successors are duly elected or appointed, unless their office is earlier vacated in accordance with the Business Corporations Act (Yukon).

The Board also approved the appointment of Michael B. Richings (Chief Executive Officer) to the additional position of Executive Chairman of the Board of Directors.

Changes in Accounting Policies

On January 1, 2007, we adopted CICA Handbook Sections 1530, “Comprehensive Income”, 3855, “Financial Instruments – Recognition and Measurement” 3861, “Financial Instruments – Disclosure and Presentation” and 1506, “Accounting Changes.”  The adoption of these new sections had no impact on our financial statements on or before December 31, 2006 as the sections require adjustments to the carrying value of available-for-sale securities to be recorded within accumulated other comprehensive income on transition. Upon adoption of these sections, we made a one-time adjustment to the opening balance of accumulated other comprehensive income in the amount of $532.

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

Passive Foreign Investment Company Rules

For U.S. federal income tax purposes, we were classified as a PFIC under section 1297 of the Code for our taxable year ended December 31, 2006, and likely will be a PFIC in subsequent taxable years until we have significant operating income. A non-U.S. corporation generally is classified as a PFIC for U.S. federal income tax purposes in any taxable year if, either (a) at least 75% of its gross income is “passive” income (the “income test”), or (b) on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income (the “asset test”). For purposes of the income test and the asset test, if a non-U.S. corporation owns directly or indirectly at least 25% (by value) of the stock of another corporation, the non-U.S. corporation will be treated as if it held its proportionate share of the assets of the latter corporation and received directly its proportionate share of the income of that latter corporation. Passive income generally includes dividends, interest, royalties and rents (other than rents and royalties derived in the active conduct of a trade or business and not derived from a related person).

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

Disposition of Securities

For purposes of this section “Disposition of Securities”, it is assumed that we are a PFIC. A U.S. Holder will recognize taxable gain or loss on any sale or other disposition of our common shares in an amount equal to the difference between the amounts received (in cash or other property, valued at fair market value) for our common shares and the U.S. Holder’s tax basis in our common shares. For U.S. Holders that use the cash method of accounting, and for U.S. Holders that use the accrual method of accounting and so elect,the U.S.

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

Note Regarding Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian Securities laws, that are intended to be covered by the safe harbor created by such legislation.   All statements, other than statements of historical facts, included in this document, our other filings with the SEC and Canadian Securities Commissions and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as financial and operating results and estimates, results of drilling programs and prospects for exploration and conversion of resources at the Mt. Todd Project, the performance and results of feasibility studies including the ongoing bankable feasibility study for the Paredones Amarillos Project, receipt of required environmental and other permits for the Paredones Amarillos Project and timing for starting and completion of drilling and testing programs at the Project, anticipated timing of commencement of construction at the Project, future business strategy, competitive strengths, goals, expansion and growth of our business, legal proceedings, Vista’s potential status as a producer, plans, potential project development, estimated completion dates, estimated exploration expenditures, operations, proven or probable reserves, mineralized material, current working capital, cash operating costs, and other such matters, as well as statements made concerning anticipated effects of the transfer of our Nevada-based mining properties and related assets to Allied Nevada and the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets (see “Consolidated Financial Statements — Note 3” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I above) are forward-looking statements. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements, including anticipated consequences of the Arrangement, to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, risks related to the Arrangement, including the risk that we may be subject to U.S. federal corporate income tax and Canadian income taxes in connection with our distribution of Allied Nevada shares to our shareholders. These also include other risks such as our likely status as a “passive foreign investment company” for U.S. federal tax purposes, and business risks including risks relating to delays and incurrence of additional costs in connection with the feasibility study underway at our Paredones Amarillos Project, uncertainty of feasibility study results and estimates on which such results are based; risks relating to delays in commencement and completion of construction at the Paredones Amarillos Project; risks of shortages of equipment or supplies; risks of inability to achieve anticipated production volume or manage cost increases; the risk that our acquisition, exploration and property advancement efforts will not be successful; risks relating to fluctuations in the price of gold; the inherently hazardous nature of mining-related activities; uncertainties concerning reserve and resource estimates; potential effects on our operations of environmental regulations in the countries in which we operate; intense competition in the mining industry; risks due to legal proceedings; uncertainty of being able to raise capital on favorable terms or at all; risks that some of our directors may have conflicts of interest as a result of involvement with other natural resource companies; possible challenges to title to our properties; and risks from political and economic instability in the countries in which we operate, as well as those factors discussed in our latest Annual Report on Form 10-K and other filings with the SEC and Canadian Securities Commissions. For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements please see “Part II – Item 1A. Risk Factors.”  Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The gold price fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $636 by December 31, 2006 and was $743 at September 30, 2007 and $834 at November 7, 2007. The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

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

ITEM 4.           CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2007. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

The following updates the disclosure included in “Part I – Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). On July 31, 2007, Empresa Minera Nueva Vista S.A. (“Nueva Vista”) a 100% wholly owned subsidiary, filed a civil lawsuit in Potosi, Bolivia against Mr. Estanislao Radic Valderrama (recently deceased) and/or his successors (collectively, “Radic”) seeking a judgment declaring that Radic lacks any property rights with respect to the mining concessions constituting the “Grupo Minero Amayapampa”. As stated in the 2006 Form 10-K, we believe that there is no merit to Radic’s contentions with respect to the transfer of the mineral concession to Nueva Vista and its predecessors in interest. We believe that our rights in the Amayapampa mineral concessions are valid and while we cannot assure a positive outcome, we have instituted this lawsuit in Bolivia in an effort to confirm these rights and to reduce the potential for further claims by Radic.

ITEM 1A.        RISK FACTORS

In Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “June 2007 10-Q”), we presented risk factors that amended and restated in their entirety the risk factors previously disclosed in our  2006 Form 10-K. In view of our recently commenced bankable feasibility study at our Paredones Amarillos Project in Mexico, we have added risk factors as set forth below. Other than with respect to these additional risk factors, there have been no material changes from the amended and restated risk factors set forth in Item 1A. of the June 2007 10-Q, which for convenience are repeated below as well.

The feasibility study underway at our Paredones Amarillos Project may be subject to delays and other risks that could result in our incurring additional costs for the study or require us to postpone the study indefinitely.

We have recently commenced a bankable feasibility study at our Paredones Amarillos Project in Mexico and have retained consulting firms to supervise and assist in the preparation of this study. We have also presented studies and permitting documents to the Mexican governmental authorities for our proposed metallurgical core drilling program at the Project. Although we anticipate that we will receive the required permits, we cannot provide assurance that these permits will be received on a timely basis or at all. When the permits are received, we plan to expedite the start of drilling and the related confirmatory metallurgical test program, which is expected to be completed in the first quarter of 2008. If we do not receive the required permits in a timely manner, commencement of these drilling and test programs, and completion of the feasibility study, would be delayed. As well, if one or more contractors is unable to fulfill its obligations in preparing the study, this could delay completion of the study and we might have to replace the contractor which would also result in delays in completion of the study. If the study is not completed as scheduled, this could require us to incur additional costs to complete the study and could negatively affect our financial position and results of operations.

Feasibility study results are based on estimates that are subject to uncertainty.

Feasibility studies are used to determine the economic viability of a deposit. Many factors are involved in the determination of the economic viability of a deposit, including the achievement of satisfactory mineral reserve estimates, the level of estimated metallurgical recoveries, capital and operating cost estimates and the estimate of future gold prices. Capital and operating cost estimates are based upon many factors, including anticipated tonnage and grades of ore to be mined and processed, the configuration of the orebody, ground and mining conditions, expected recovery rates of the gold from the ore and anticipated environmental and regulatory compliance costs. Each of these factors involves uncertainties and as a result, we cannot give any assurance that our development or exploration projects will become operating mines. Further, it may take many years from the initial phase of drilling before production if possible and, during that time, the economic feasibility of exploiting a discovery may change. If a mine is developed, actual operating results may differ from those anticipated in a feasibility study.

We are subject to possible delays in commencement of construction at the Paredones Amarillos Project.

We may not be able to commence construction at the Paredones Amarillos Project in the second half of 2008 as currently planned. Delays in commencement of construction could possibly result from delays in completion of the bankable feasibility study currently underway at the Project as noted above, or from factors such as availability and performance of engineering and construction contractors, suppliers and consultants, availability of required equipment and supplies and receipt of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment or supplies, or delay or failure to receive required governmental approvals, could delay or prevent commencement of construction at the Paredones Amarillos Project. There can be no assurance whether or when construction at the Paredones Amarillos Project will commence or that the necessary personnel, equipment or supplies will be available to us if and when construction is commenced.

The following factors, as well as the additional factors set forth above, should be reviewed carefully, in conjunction with the other information contained in this Report and our consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See “Part I, Item 2—Note Regarding Forward-Looking Statements.”

An investment in our Common Shares involves a high degree of risk. The risks described below, as well as the additional factors set forth above, are not the only ones facing our company or otherwise associated with an investment in our Common Shares. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business. We have attempted to identify the major factors that could cause differences between actual and planned or expected results, and have included all risk factors that we currently consider material. If any of the risks set forth herein actually happen, our business, financial condition and operating results could be materially adversely affected.

Risks Relating to the Arrangement

We may be subject to U.S. federal corporate income tax and Canadian income taxes in connection with our distribution of Allied Nevada Shares.

The distribution of Allied Nevada Shares could be taxable to us for Canadian income tax purposes and U.S. federal income tax purposes under the U.S. Internal Revenue Code of 1986, as amended (the ”Code”). The amount of our tax liability will depend on the amount of gain deemed realized on the distribution, which would be the difference between the fair market value of the Allied Nevada Shares distributed and our adjusted basis of those Allied Nevada Shares and other factors including, but not limited to, the other deductions or credits available to us such as loss carry forwards or foreign tax credits. Although management has been informed that based on latest tax determinations the Company is not subject to a tax withholding requirement with respect to any gain deemed realized on the distribution, we will not know what our ultimate tax liability, if any, will be until our corporate income tax returns are completed for the year ending December 31, 2007. We have retained approximately 1.5 million Allied Nevada Shares, which our management considers sufficient to fund an adequate reserve to pay such taxes, if any. However, U.S. securities law restrictions would likely preclude us from selling these Allied Nevada Shares in a timely manner to fund any such tax liability because the Allied Nevada Shares retained by us are “restricted securities” as defined in Rule 144 under the Securities Act of 1933 and cannot be resold by us in the absence of registration under the Securities Act unless an exemption from registration is available. Accordingly, we may instead have to pay any such tax out of our currently available cash. While it might be possible to effect a private resale of restricted securities, this would likely involve a significant discount to market price. If we choose to register the Allied Nevada Shares for resale or choose to rely on an exemption to resell the Allied Nevada Shares into the market, either of these choices would require us to wait at least several months before we could resell the Allied Nevada Shares. This is because registration of the Allied Nevada Shares under the Securities Act could take at least several months to complete; alternatively, the most commonly available exemption for resales, Rule 144 under the Securities Act, would require us to hold the Allied Nevada Shares for one year before commencing the resales. Such one-year period commenced in May 2007, when we received the shares on closing or the Arrangement. Further, any such sale is likely to result in gain or loss for U.S. and Canadian income tax purposes, which may result in tax liability.

Risks Related to the Business of Vista Gold

Vista Gold is a “passive foreign investment company” for U.S. tax purposes, which can have a materially adverse effect on a U.S. shareholder’s economic return on investment in our common shares.

For U.S. federal income tax purposes, Vista Gold was classified as a passive foreign investment company (“PFIC”) under section 1297 of the Code for our taxable year ended December 31, 2006, and likely will be a PFIC in subsequent taxable years until it has significant operating income. Classification of a corporation as a PFIC is a tax attribute which may have a material adverse effect on a U.S. shareholder’s economic return. Whether, and to what extent, there will be a material adverse effect depends to a very large extent on whether a U.S. shareholder makes certain elections in timely fashion. These elections are discussed herein under “Part I – Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”‘—Certain U.S. Federal Income Tax Considerations”. Each U.S. investor in our common shares is urged to review that discussion and consult an independent U.S. tax adviser, because the PFIC rules are complex, in connection with an investment in our common shares.

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

California Laws

A new mining operation in California, such as the Long Valley project, which is on federal unpatented mining claims within a National Forest, require various federal, state and local permits. Mining projects require the establishment and presentation of environmental baseline conditions for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil, and socioeconomic parameters. An environmental impact statement (“EIS”) would be required for any mining activities proposed on public lands. Also required would be a Plan of Operations/Reclamation Plan, and permits for waste-water discharge and wetland disturbance (dredge and fill); a county mining plan and reclamation plan; a county mining operations permit; special use permits from the U.S. Forest Service; and possibly others. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act consultation process. Possible county zoning and building permits and authorization may be required. Baseline environmental conditions are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If our project were found to significantly adversely impact any of these baseline conditions, we could incur significant costs to correct the adverse impact, or might have to delay the start of production. In addition, on December 12, 2002, California adopted a “backfilling law” requiring open-pit surface mining operations for metallic minerals to back-fill the mines. While we have determined that the geometry of our Long Valley project would lend itself to compliance with this law, future adverse changes to this law could have a corresponding adverse impact on our financial performance and results of operations, for example, by requiring changes to operating constraints, technical criteria, fees or surety requirements.

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

Australia Laws

Mineral projects in the Northern Territory of Australia are subject to Northern Territory laws and regulations regarding environmental matters and the discharge of hazardous wastes and materials. As with all mining projects, the Mt. Todd gold mine would be expected to have a variety of environmental impacts should development proceed. We are required under Australian laws and regulations (federal, state and territorial) to acquire permits and other authorizations before the Mt. Todd gold mine can be developed and mined. In Australia, environmental legislation plays a significant role in the mining industry. Various environmental documents such as the EIS over the Mt. Todd gold mine, covering studies on, inter alia, air, water, pollution, hazardous and toxic wastes, reclamation of mining area, etc. must be prepared and submitted to the Mining and Petroleum Authorizations and Evaluation Division of the Department of Primary Industries, Fisheries and Mines of the Northern Territory government for approval.

The preparations of the EIS and related documents and other relevant environmental licenses would involve incurrence of time and costs and there is no assurance that those approvals/licenses can be obtained in a timely manner. The Northern Territory government also has administrative discretion not to approve the EIS documents or grant the required environmental licenses (including any renewal or extensions of such documents). We have entered into an agreement with the Northern Territory relating to environmental and rehabilitation issues. We must also comply with Aboriginal heritage legislation requirements which require heritage survey work to be undertaken prior to the commencement of mining operations. All these conditions may result in the occurrence of significant compliance costs and the delay of production activity of the Mt. Todd gold mine.

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

Some of our directors are directors or officers of other natural resource or mining-related companies. C. Thomas Ogryzlo is the President, Chief Executive Officer and a director of Polaris Geothermal Inc., and is a director of Tiomin Resources Inc., Birim Goldfields Inc. and Baja Mining Corp. Michael B. Richings, who is also our Chief Executive Officer, is a director of Allied Nevada Gold Corp., which holds interests in mining properties. John Clark is a director of Alberta Clipper Energy Inc. (a Canadian oil and gas exploration and production company) and Chief Financial Officer and a director of Polaris Geothermal Inc. W. Durand Eppler is Chief Executive Officer and a director of Coal International PLC, a director of Allied Nevada Gold Corp. and Augusta Resource Corporation, and a director and non-executive chairman of NEMI Northern Energy & Mining Inc. Tracy Stevenson is a director of Quaterra Resources Inc. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, the company in question will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. In accordance with the laws of the Yukon Territory, the directors of all Yukon Territory companies are required to act honestly, in good faith and in the best interests of a company for which they serve as a director.

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

In April 2005, Radic commenced a civil lawsuit in La Paz, Bolivia against Empresa Minera Nueva Vista S.A. (“Nueva Vista”) and two of its predecessors in interest, seeking nullification of the public documents by which the mineral concessions comprising the “Grupo Minero Amayapampa” had been transferred to Nueva Vista. Nueva Vista and we did not learn of this lawsuit until the quarter ended September 30, 2006.

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

Future sales of substantial amounts of our common shares or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common shares and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of common shares or the availability of common shares for future sale will have on the trading price of our common shares.

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

VISTA GOLD CORP. (Registrant)

Date: November 9, 2007	By:	/s/ Michael B. Richings
Michael B. Richings Chief Executive Officer

Date: November 9, 2007	By:	/s/ Gregory G. Marlier
Gregory G. Marlier Chief Financial Officer