Form 10-K
period 2007-12-31
VISTA GOLD CORP
filed 2008-03-17
CIK 783324

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number 1-9025

VISTA GOLD CORP.

(Exact Name of Registrant as Specified in its Charter)

Yukon Territory	98-0542444
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
Suite 5, 7961 Shaffer Parkway
Littleton, Colorado	80127
(Address of Principal Executive Offices)	(Zip Code)
(720) 981-1185 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common shares without par value	American Stock Exchange Toronto Stock Exchange

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

As of June 30, 2007 being the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $138,000,000.

Outstanding Common Shares:    As of March 17, 2008, 34,414,799 Common Shares of the registrant were outstanding.

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the registrant's definitive Proxy Statement for the 2008 Annual General Meeting of Shareholders. See Part III.

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

"Computershare" means Vista Gold's registrar and transfer agent, Computershare Investor Services Inc.

"Corporation" means the consolidated group consisting of Vista Gold Corp. and its subsidiaries Vista Gold U.S. Inc., Vista Gold California, LLC, Granges Inc., Vista Gold (Antigua) Corp., Minera Paredones Holdings Corp., Minera Paredones Amarillos S.A. de C.V., Compania Inversora Vista S.A., Minera Nueva Vista S.A., Compania Exploradora Vistex S.A., Idaho Gold Resources LLC, Vista Gold (Barbados) Corp., Vista Minerals (Barbados) Corp., Vista Australia Pty Ltd., Salu Siwa Pty Ltd. and PT Masmindo Dwi.

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

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This document, including any documents that are incorporated by reference as set forth on the face page under "Documents incorporated by reference", contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934 and forward-looking information within the meaning of Canadian securities law. All statements, other than statements of historical facts, included in this document, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as financial and operating results and estimates; potential funding requirements and sources of capital; the performance and results of feasibility studies including the ongoing bankable feasibility study for the Paredones Amarillos Project; receipt of required environmental and other permits for the Paredones Amarillos Project and timing for starting and completion of drilling and testing programs at the Project; anticipated timing of commencement of construction at the Project; results of drilling programs and prospects for exploration and conversion of resources at the Mt. Todd Project; future business strategy; competitive strengths; goals; expansion and growth of our business; legal proceedings; Vista's potential status as a producer; plans; potential project development; estimated completion dates; estimated exploration expenditures; operations; estimates of proven or probable reserves; estimates of mineralized material; current working capital; cash operating costs and other such matters are forward- looking statements. The words "estimate", "plan", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the risk that we may be subject to U.S. federal corporate income tax and Canadian income taxes in connection with our distribution of Allied Nevada shares to our shareholders as part of the Arrangement. These also include other risks such as our likely status as a "passive foreign investment company" for U.S. federal tax purposes, and business risks including risks relating to delays and incurrence of additional costs in connection with the feasibility study underway at our Paredones Amarillos Project, uncertainty of feasibility study results and preliminary assessments and of estimates on which such results are based; risks relating to delays in commencement and completion of construction at the Paredones Amarillos Project; risks of significant cost increases; uncertainties concerning availability of equipment or supplies; the risk that our acquisition, exploration and property advancement efforts will not be successful; risks relating to fluctuations in the price of gold; the inherently hazardous nature of mining-related activities; uncertainties concerning estimates of reserves or mineralized material; potential effects on our operations of environmental regulations in the countries in which we operate; risks related to repayment of debts; risks related to increased leverage; intense competition in the mining industry; risks due to legal proceedings; uncertainty of being able to raise capital on favorable terms or at all; risks that some of our directors may have conflicts of interest as a result of involvement with other natural resource companies; possible challenges to title to our properties; and risks from political and economic instability in the countries in which we operate. For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements please see "Part I—Item 1A. Risk Factors." Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS.

Overview

Vista Gold is currently engaged in the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects. Historically, our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the mineralized material. In addition, we look for opportunities to improve the value of our gold projects through ways including exploration drilling and re-engineering the operating assumptions underlying previous engineering work.

Beginning in 2007, our Board of Directors and management have decided to take on a new direction regarding our more advanced projects. The more advanced projects will move forward through advanced and pre-feasibility studies, so production decisions can be made on those projects.

Currently our holdings include the Paredones Amarillos project in Mexico; the Mt. Todd gold mine in Australia; the Guadalupe de los Reyes project in Mexico; the Yellow Pine project in Idaho; the Awak Mas project in Indonesia; the Long Valley project in California; the Amayapampa project in Bolivia; and mining claims in Colorado and Utah. Additional information about these projects is available in "Item 2. Properties". In May 2007, we transferred our Nevada-based property interests to Allied Nevada Gold Corp. pursuant to the Arrangement Agreement, as defined below.

We do not produce gold and do not currently generate operating earnings. Through fiscal 2007 and fiscal 2008 to date, funding to acquire gold properties, explore and to operate the Corporation has been acquired through equity financings consisting of private placements of equity units consisting of our Common Shares and warrants to purchase Common Shares, public offering of our Common Shares and, in March 2008, a brokered private placement of convertible notes (see "—Subsequent Events—Brokered Private Placement of Convertible Notes", below). We expect to continue to raise capital through additional equity and/or debt financings and through the exercise of stock options and warrants. We anticipate raising funds for interim financing needs through various bridge loan or convertible debt alternatives.

Vista Gold Corp. was originally incorporated on November 28, 1983, under the name "Granges Exploration Ltd.". In November 1983, Granges Exploration Ltd. acquired all the mining interests of Granges AB in Canada. On June 28, 1985, Granges Exploration Ltd. and Pecos Resources Ltd. amalgamated under the name "Granges Exploration Ltd." and on June 9, 1989, Granges Exploration Ltd. changed its name to "Granges Inc.". On May 1, 1995, Granges and Hycroft Resources & Development Corporation were amalgamated under the name "Granges Inc.". Effective November 1, 1996, Granges Inc. and Da Capo Resources Ltd. amalgamated under the name "Vista Gold Corp.". Effective December 17, 1997, Vista Gold was continued from British Columbia to the Yukon Territory, Canada under the Business Corporations Act (Yukon Territory). On September 22, 2006, we entered into an Arrangement and Merger Agreement (the "Arrangement Agreement") with Allied Nevada Gold Corp. ("Allied Nevada"), Carl Pescio and Janet Pescio (the "Pescios"), pursuant to which the parties agreed to undertake a transaction that would result in the transfer of Vista's Nevada-based mining properties and related assets to Allied Nevada and the Pescios' transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets. Completion of the transaction occurred on May 10, 2007. See "Significant Developments in 2007—Completion of the Arrangement".

The current addresses, telephone and facsimile numbers of the offices of the Corporation are:

Executive Office	Registered and Records Office
Suite 5 - 7961 Shaffer Parkway Littleton, Colorado, USA 80127 Telephone: (720) 981-1185 Facsimile: (720) 981-1186	200 - 204 Lambert Street Whitehorse, Yukon Territory, Canada Y1A 3T2 Telephone: (867) 667-7600 Facsimile: (867) 667-7885

Employees

As of December 31, 2007, we had 16 full-time employees, nine of whom were employed at our executive office in Littleton, 3 of whom were employed at the Paredones Amarillos project and 4 of whom were employed at our Mt. Todd gold mine. We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

Segment Information

Segment information is provided in the Consolidated Financial Statements—Note 16.

Significant Developments in 2007

Completion of the Arrangement

On May 10, 2007, we completed a Plan of Arrangement (the "Arrangement") in accordance with the terms of an Arrangement Agreement with Carl Pescio, Janet Pescio and Allied Nevada Gold Corp. ("Allied Nevada") dated September 22, 2006. The Arrangement resulted in the transfer of Vista's Nevada-based mining properties and related assets to Allied Nevada and the Pescios' transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets.

As part of the transaction, our shareholders exchanged each of their Vista Gold common shares and received: (i) one new Vista Gold common share and (ii) a pro rata portion of (A) the number of Allied Nevada shares received by the Vista Gold as part of the Arrangement less (B) the number of Allied Nevada shares retained by Vista Gold to facilitate payment of any taxes payable in respect of the Arrangement. Accordingly, of the 26,933,055 Allied Nevada shares issued to Vista Gold, 25,403,207 shares were distributed to Vista Gold shareholders and we retained 1,529,848 shares to facilitate the payment of any taxes payable by us in respect of the Arrangement. The new common shares of Vista Gold and the Allied Nevada shares began trading on May 10, 2007, on the Toronto Stock Exchange and the American Stock Exchange. Also, under the Arrangement Agreement, Vista Gold transferred $25.0 million less the outstanding receivable of $0.5 million to Allied Nevada. See Consolidated Financial Statements—Note 3.

Commencement of Definitive Feasibility Study for Paredones Amarillos Project

On August 13, 2007, we announced that we had engaged SRK Consulting (US), Inc. ("SRK") to manage the preparation of a definitive feasibility study for our Paredones Amarillos Project in Baja California, Mexico. SRK is engaged to define the scope of work for the various consultants' studies, review and audit their work, undertake an economic analysis of the project, and compile and edit the final report. SRK will also be responsible to determine the pit slope stability and the optimum source of water for the project, including the use of municipal waste water and desalinized or partially desalinized sea water.

We also announced that we retained Corporación Ambiental de Mexico, S.A. de C.V. ("CAM") to manage the environmental permitting activities for the Paredones Amarillos Project. CAM is a full-service environmental firm headquartered in Mexico City with experience in mining project permitting in Baja California. As we reported in our press release of October 17, 2007, CAM recently informed us that the environmental and change of land use permits issued to Echo Bay Mines when it held the project are still valid. We have presented all of the studies and permitting documents for our proposed metallurgical core drilling program and anticipate that we will receive the required permits. When the permits are received, we plan to expedite the start of drilling and the related confirmatory metallurgical test program, which is expected to be completed in the first quarter of 2008.

We also announced our selection of the following additional consulting firms to assist in preparation of the bankable feasibility study: Research Development Inc. of Lakewood, Colorado, to complete the confirmatory metallurgical testing program and define the process flow sheet; Mine Development Associates of Reno, Nevada, to update the mineral resource estimate, determine proven and probable reserves, prepare the mine plan and estimate the mine capital and operating costs; KD Engineering of Tucson, Arizona, to process engineering/design, infrastructure engineering/design and estimate the processing capital and operating costs; Golder Associates, Inc. of Tucson, Arizona, to manage geotechnical investigations and test work, provide guidance for the design of structural foundations, determine the most suitable method for disposal of the barren mill flotation tailings with the mine waste rock and design the tailings storage facility, including preparing the associated capital and operating cost estimates. We plan to commence construction on the project in the second half of 2008 in the event that we receive a favorable feasibility study.

Payments on Properties

Through the use of cash and equity units, consisting of our Common Shares and warrants to purchase Common Shares, as consideration, we continued our effort to build a portfolio of gold projects through a strategy that includes evaluation, acquisition and exploration of gold exploration and potential development projects with the aim of adding value to the projects. In addition, we continued our efforts to improve the value of our gold projects through exploration drilling and re-engineering the operating assumptions underlying previous engineering work. As discussed under "Item 2. Properties", we continued with remaining scheduled payments on gold projects acquired in 2003. These payments are described below. We are current with all our payment obligations.

Long Valley

We executed an option agreement on January 22, 2003, to acquire 100% of the Long Valley project from Standard Industrial Minerals, Inc. ("Standard"). Under the terms of the option agreement, we agreed to pay Standard $750,000 over five years in annual installments. As of January 2007, we completed all of the installment payments and accordingly have acquired 100% of the Long Valley project.

Guadalupe de los Reyes

On August 1, 2003, we executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project in Sinaloa State, Mexico and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. We paid $300,000 as of August 1, 2003, and on August 2, 2004, we made a $500,000 payment towards the purchase by issuing 138,428 Common Shares of Vista Gold. An additional $500,000 in cash was agreed to be paid by way of $100,000 payments on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. On August 1, 2005, the second anniversary of signing the formal agreement, we made the initial $100,000 cash payment. On August 1, 2006, the third anniversary of signing the formal agreement, we made the second $100,000 cash payment. On August 1, 2007, the fourth anniversary of signing the formal agreement, we made the third $100,000 cash payment. We have the right to terminate the agreement at any time.

On December 19, 2007, we announced that we had signed an agreement to acquire Grandcru Resource Corporation's interest in two gold/silver mineral properties adjacent to the Corporation's Guadalupe de los Reyes project. Under the terms of the agreement, we agreed to (a) pay Grandcru $425,000 less any amounts payable in back taxes on the mining concessions, and pay a private investment group, known as the San Miguel Group, $75,000, and (b) issue to Grandcru and the San Miguel Group, in aggregate, Common Shares of the Corporation with a value of $1,000,000 (amounting to 213,503 Common Shares) on closing. In addition, we reached agreement with Goldcorp Inc. and its Mexican subsidiary, Desarrollos Mineros San Luis, S.A. de C.V. (together, "San Luis"), and with the San Miguel Group to complete the acquisition of their respective interests in the mining concessions at the same time as the closing occurs with Grandcru. We agreed to pay a 2% net smelter returns royalty ("NSR") on all minerals produced payable to the San Miguel Group on the mining concessions known as the San Miguel Concessions. We agreed to pay San Luis a 1% NSR on mining concessions known as the San Luis Concessions and the San Miguel Concessions, and 2% to 3% NSR depending on the gold price on the Corporation's mining concessions known as the Gaitán Concessions. At gold prices below $499.99 per ounce, the royalty payable to San Luis on the Gaitán Concessions will be 2% and at or above $500 per ounce, the royalty will be 3%. Certain of the San Luis Concessions are subject to a pre-existing underlying royalty of 3% NSR payable to Sanluis Corporación, S.A. de C.V. These transactions were completed on January 24, 2008.

Yellow Pine

On November 7, 2003, Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of the Corporation, entered into an Option to Purchase Agreement with Bradley Mining Company for a nine year option to purchase 100% of the Yellow Pine project for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement, and four additional option payments of $100,000 on November 7, 2004, 2005, 2006 and 2007. The agreement calls for Idaho Gold to make five more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1,000,000. If Idaho Gold exercises its option to purchase the project before the end of the agreement, all option payments shall be applied as a credit against the purchase price of $1,000,000. Idaho Gold has the right to terminate the agreement at any time without penalty.

Amayapampa

On March 13, 2007, we entered into an agreement with Luzon Minerals Ltd. pursuant to which Vista granted to Luzon (a) for a period ending September 14, 2007 (subject to Luzon's right to extend such date in certain circumstances), an exclusive option to purchase from Vista 90% of its interest in the Amayapampa project, and (b) subject to the exercise of such option to purchase, a right of first offer over Vista's remaining 10% interest in the Amayapampa project, on and subject to the terms of the agreement. This agreement replaced all prior agreements between Vista and Luzon with respect to the Amayapampa project. Luzon's ability to exercise the option to purchase was subject to Luzon satisfying a number of conditions set out in the agreement. Subject to Luzon's right to extend the term of the agreement in certain circumstances, this agreement was to terminate on September 14, 2007 unless the option to purchase had been exercised by Luzon prior to such date.

We announced on November 20, 2007, that Luzon decided not to exercise its option to acquire the Corporation's interest in the Amayapampa project, citing Luzon's inability to advance the project with its current financial and personnel resources. The Corporation and Luzon entered into an agreement regarding the termination of the option agreement and the terms on which Luzon's outstanding obligations with respect to the project will be satisfied. On the date of termination, Luzon owed $394,925 to the Corporation of which $150,000 is payable in cash and the remaining $244,925 will be converted into 2,607,222 fully paid and non-assessable common shares in the capital of Luzon, subject to regulatory approval. We have provided an allowance for the entire amount of this receivable as Vista does not have confidence that Luzon has the ability to meet its financial obligation to us.

Subsequent Events

Agreement to purchase equipment for the Paredones Amarillos project

On January 7, 2008 we entered into a formal agreement with A.M. King Industries, Inc. ("A.M. King") and Del Norte Company Ltd., a wholly owned subsidiary of A.M. King, to purchase gold processing equipment to be used at our Paredones Amarillos project. The aggregate purchase price is approximately $16.0 million, of which approximately $8.0 million was paid on signing of the purchase agreement. The remaining $8.0 million was made in February and March 2008. The purchase price includes the cost of relocating the equipment to Edmonton, Alberta, Canada. From this point, we will arrange for reconditioning and transportation of the equipment to the Paredones Amarillos project. The equipment includes a 10,000 tonne per day semi-autogenous (SAG) grinding mill, two ball mills, gyratory crusher and a shorthead cone crusher, along with other related components, spare parts and other process plant equipment.

Completion of acquisition of properties adjacent to the Guadalupe de los Reyes project

On January 24, 2008, we announced the completion of the acquisition of interests in various mineral properties adjacent to Vista's Guadalupe de los Reyes project in Mexico (see Consolidated Financial Statements—Note 5(d)). The consideration paid by Vista for the acquisition of these interests included cash payments totaling $452,000 and the issuance of a total of 213,503 common shares of Vista, to various parties.

Updated capital and operating cost estimates for the Paredones Amarillos project

On February 13, 2008, the Corporation announced updated capital and operating cost estimates for the Paredones Amarillos project. The updated estimates assume an open pit mine and whole-ore leach processing with estimated metallurgical recovery of 91.5% to produce an average annual gold production of 117,000 ounces of gold per year over its 12.4-year life. The preproduction capital and preproduction development costs for the project using the whole-ore leach process are estimated to be approximately $169.1 million and the operating costs are estimated to be approximately $12.53 per tonne of ore processed, which represents an increase in the amounts previously disclosed in the Corporation's press release dated June 21, 2007. Work on the project is still ongoing and as a result, the estimated preproduction and estimated operating costs may change as further work is conducted.

Updated mineralized material calculation for the Mt. Todd gold project

On February 27, 2008, the Corporation announced that an updated gold mineralized material estimate for the Batman deposit at the Mt. Todd Gold Project in Northern Territory, Australia was completed on February 26, 2008, by Tetra Tech of Golden, Colorado. This updated estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, as defined in National Instrument 43-101, utilizing standard industry software and estimation methodology. Results of prior drilling plus the additional drilling we completed in 2007 were included in the estimate. The new estimate of mineralized material is 98.4 million tons at a grade of 0.029 ounces gold per ton at a cutoff grade of 0.015 ounces gold per ton and represents an increase of 65% in mineralized material over the prior estimate. Additional core drilling is planned for 2008 to continue to upgrade estimates of mineralized material and to expand the mineralized material, if possible.

Brokered Private Placement of Convertible Notes

On March 7, 2008, we announced the closing of a private placement in which we offered and sold $30 million in aggregate principal amount of senior secured convertible notes (the "Notes"). The Notes will be convertible into Common Shares of Vista at any time at the option of the holder at a conversion price of $6.00 per share, subject to adjustment in certain circumstances, including if Vista's Common

Shares are trading on the AMEX at less than $5.00 on the first anniversary of the date of issuance of the Notes, or if Vista issues Common Shares, or securities convertible into Common Shares, at a price of less than $6.00 during the term of the Notes, subject to a minimum conversion price of $4.80.

As compensation to Casimir Capital L.P., which served as the agent (the "Agent") in respect of the offering of the Notes, we paid to the Agent a cash fee of $1.2 million, being 4% of the gross proceeds of the offering, and issued to the Agent 200,000 common share purchase warrants, being 4% of number of Common Shares issuable upon the conversion of the Notes sold in the offering, assuming a conversion price of $6.00. Each such Agent's warrant will be exercisable for one common share for $6.00 per share until three years following the date of issuance.

We will use the net proceeds of the offering of the Notes to finance our previously announced purchase of gold processing equipment to be used at the Paredones Amarillos gold project and to fund ongoing operations at the Paredones Amarillos gold project.

Corporate Organization Chart

The name, place of incorporation, continuance or organization, and percent of voting securities owned or controlled by Vista Gold as of December 31, 2007, for each subsidiary of Vista Gold is set out below.

Property Interests and Mining Claims

In the United States, our exploration activities are conducted in the states of California, Idaho, Colorado and Utah. Mineral interests may be owned in these states by (a) the United States, (b) the state itself, or (c) private parties. Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for us to explore or develop such property. Generally, these agreements take the form of long term mineral leases under which we acquire the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. If the statutory requirements for the location of a mining claim are met, the locator obtains a valid possessory right to develop and produce minerals from the claim. The right can be freely transferred and, provided that the locator is able to prove the discovery of locatable minerals on the claims, is protected against appropriation by the government without just compensation. The claim locator also acquires the right to obtain a patent or fee title to his claim from the federal government upon compliance with certain additional procedures.

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

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Mexico, Australia, Indonesia, Bolivia and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States, Bolivia, Mexico, Indonesia, Australia and the other jurisdictions in which we operate. There are no current orders or directions relating to us with respect to the foregoing laws and regulations.

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

During 2007, there were no material environmental incidents or non-compliance with any applicable environmental regulations. We estimate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

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

ITEM 1A. RISK FACTORS.

An investment in our Common Shares involves a high degree of risk. The risks described below are not the only ones facing our company or otherwise associated with an investment in our Common Shares. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business. We have attempted to identify the major factors that could cause differences between actual and planned or expected results, and have attempted to include all material risk factors. If any of the following risks actually happen, our business, financial condition and operating results could be materially adversely affected.

Risks Relating to the Arrangement

We may be subject to U.S. federal corporate income tax and Canadian income taxes in connection with our distribution of Allied Nevada Shares.

The distribution of Allied Nevada Shares will be taxable to us for Canadian income tax purposes and U.S. federal income tax purposes under the U.S. Internal Revenue Code of 1986, as amended (the "Code"). Based on information currently available to us, we believe that we would be subject to minimal if any tax liability with respect to this distribution but we will not know whether we will have any tax liability, or the amount of any such liability, until our tax return calculations are made. We anticipate this will be completed in or prior to the third quarter of 2008. The amount of our tax liability, if any, will depend on the amount of gain deemed realized on the distribution, which would be the difference between the fair market value of the Allied Nevada Shares distributed and our adjusted basis of those Allied Nevada Shares and other factors including, but not limited to, the other deductions or credits available to us such as loss carry forwards or foreign tax credits. We retained an amount of Allied Nevada Shares which our management considered sufficient to fund an adequate reserve to pay these taxes. However, pending determination of whether we will have any tax liability or the amount of any such liability, we cannot assure that the number of Allied Nevada Shares we retained will be sufficient to enable us to meet such liability. Even if we have retained a sufficient number of shares, we cannot be certain that market conditions will allow us to effect sales at appropriate times and in sufficient quantity to raise funds necessary to timely make payments to satisfy any tax liability that we may have. Further, any such sales are likely to result in gain or loss for U.S. and Canadian income tax purposes, which may result in tax liability.

Risks Related to the Business of Vista Gold

Vista Gold is a "passive foreign investment company" for U.S. tax purposes, which can have a materially adverse effect on a U.S. shareholder's economic return on investment in our common shares.

For U.S. federal income tax purposes, Vista Gold was classified as a passive foreign investment company ("PFIC") under section 1297 of the Code for our taxable year ended December 31, 2007, and likely will be a PFIC in subsequent taxable years until it has significant operating income. Classification of a corporation as a PFIC is a tax attribute which may have a material adverse effect on a U.S. shareholder's economic return. Whether, and to what extent, there will be a material adverse effect depends to a very large extent on whether a U.S. shareholder makes certain elections in timely fashion. These elections are discussed herein under "Part II—Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Certain U.S. Federal Income Tax Considerations". Each U.S. investor in our common shares is urged to review that discussion and consult an independent U.S. tax adviser, because the PFIC rules are complex, in connection with an investment in our common shares.

The feasibility study underway at our Paredones Amarillos Project may be subject to delays and other risks that could result in our incurring additional costs for the study or require us to postpone the study indefinitely.

We have recently commenced a definitive feasibility study at our Paredones Amarillos Project in Mexico and have retained consulting firms to supervise and assist in the preparation of this study. We have also presented studies and permitting documents to the Mexican governmental authorities for our proposed metallurgical core drilling program at the Project. Although we anticipate that we will receive the required permits, we cannot provide assurance that these permits will be received on a timely basis or at all. When the permits are received, we plan to expedite the start of drilling and the related confirmatory metallurgical test program, which is expected to be completed in the first quarter of 2008. If we do not receive the required permits in a timely manner, commencement of these drilling and test programs, and completion of the feasibility study, would be delayed. As well, if one or more contractors is unable to fulfill its obligations in preparing the study, this could delay completion of the study and we might have to replace the contractor which would also result in delays in completion of the study. If the study is not completed as scheduled, this could require us to incur additional costs to complete the study and could negatively affect our financial position and results of operations.

Feasibility study results and preliminary assessment results are based on estimates that are subject to uncertainty.

Feasibility studies are used to determine the economic viability of a deposit, as are preliminary assessments (the latter at a lower confidence level). Many factors are involved in the determination of the economic viability of a deposit, including the achievement of satisfactory mineral reserve estimates, the level of estimated metallurgical recoveries, capital and operating cost estimates and estimates of future gold prices. Capital and operating cost estimates are based upon many factors, including anticipated tonnage and grades of ore to be mined and processed, the configuration of the orebody, ground and mining conditions, expected recovery rates of the gold from the ore and anticipated environmental and regulatory compliance costs. Each of these factors involves uncertainties and as a result, we cannot give any assurance that our development or exploration projects will become operating mines. Further, it may take many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change. If a mine is developed, actual operating results may differ from those anticipated in a feasibility study.

We may be subject to delays in commencement of construction on the Paredones Amarillos Project.

We may not be able to commence construction on the Paredones Amarillos Project in the second half of 2008 as currently planned. Delays in commencement of construction could result from delays in completion of the definitive feasibility study currently underway as noted above, or from factors such as availability and performance of engineering and construction contractors, suppliers and consultants, availability of required equipment and receipt of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, could delay or prevent commencement of construction on the Paredones Amarillos Project. There can be no assurance whether or when construction at the Paredones Amarillos Project will commence or that the necessary personnel, equipment or supplies will be available to us if and when construction is commenced.

Increased costs could affect our financial condition.

We anticipate that costs at our projects including the Paredones Amarillos Project, Mt. Todd Project and our Awak Mas Project as well as other properties that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production.

We cannot be certain that our acquisition, exploration and development activities will be commercially successful.

We currently have no properties that produce gold in commercial quantities. Substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot be assured that any gold reserves or mineralized material acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis.

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

Calculations of reserves and of mineralized material are estimates only, subject to uncertainty due to factors including metal prices, inherent variability of the ore, and recoverability of metal in the mining process.

There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades dedicated to future production. Until reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and ore may vary depending on metal prices. Estimates of mineralized material are subject to uncertainty as well. The estimating of mineral reserves and mineralized material is a subjective process and the accuracy of such estimates is a function of the quantity and quality of available data and the assumptions used and judgments made in interpreting engineering and geological information. There is significant uncertainty in any reserve or mineralized material estimate, and the actual deposits encountered and the economic viability of mining a deposit may differ materially from our estimates. Estimated mineral reserves or mineralized material may have to be recalculated based on changes in metal prices, further exploration or development activity or actual production experience. This could materially and adversely affect estimates of the volume or grade of mineralization, estimated recovery rates or other important factors that influence estimates of reserves or mineralized material. Any material change in the quantity of reserves, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that gold recoveries or other metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Our exploration and development operations are subject to environmental regulations, which could result in our incurring additional costs and operational delays.

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. We are currently subject to U.S. federal and state government environmental regulations with respect to our properties in Idaho and California in the United States, as well as Mexico, Australia, Indonesia and Bolivia.

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

Mexico Laws

We are required under Mexican laws and regulations to acquire permits and other authorizations before the Paredones Amarillos or Guadalupe de los Reyes projects can be developed and mined. Since the passage of Mexico's 1988 General Law on Ecological Equilibrium and Environmental Protection, a sophisticated system for environmental regulation has evolved. In addition, the North American Free Trade Agreement requirements for regulatory standards in Mexico equivalent to those of the United States and Canada have obligated the Mexican government to continue further development of environmental regulation. Most regulatory programs are implemented by various divisions of the Secretariat of Environment and Natural Resources of Mexico ("SEMARNAT"). While we have the necessary permits to place the Paredones Amarillos project into production, there can be no assurance that we will be able to acquire updates to necessary permits or authorizations on a timely basis. Likewise, there can be no assurance that we will be able to acquire the necessary permits or authorizations on a timely basis to place the Guadalupe de los Reyes project into production. Delays in acquiring any permit, authorization or updates could increase the development cost of the Paredones Amarillos project or the Guadalupe de los Reyes project, or delay the start of production. The most significant environmental permitting requirements, as they relate to the Paredones Amarillos and the Guadalupe de los Reyes projects are developing reports on environmental impacts; regulation and permitting of discharges to air, water and land; new source performance standards for specific air and water pollutant emitting sources; solid and hazardous waste management regulations; developing risk assessment reports; developing evacuation plans; and monitoring inventories of hazardous materials. If the Paredones Amarillos or the Guadalupe de los Reyes projects are found to not be in compliance with any of these requirements, we could incur significant compliance costs, or might have to delay the start of production.

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

The preparations of the EIS and related documents and other relevant environmental licenses would involve incurrence of time and costs and there is no assurance that those approvals/licenses can be obtained in a timely manner. The Northern Territory government also has administrative discretion not to approve the EIS documents or grant the required environmental licenses (including any renewal or extensions of such documents). We have entered into an agreement with the Northern Territory relating to environmental and rehabilitation issues. We must also comply with Aboriginal heritage legislation requirements which require heritage survey work to be undertaken prior to the commencement of mining operations. All these conditions may result in the occurrence of significant production costs and delay the production activity of the Mt. Todd gold mine.

These conditions could frustrate investors seeking certainty in their investments, and as a result we may incur costs and time to manage any issues which may arise and that could possibly affect the overall mining activity of the Mt. Todd gold mine.

Indonesia Laws

We are required under Indonesian laws and regulations to acquire permits and other authorizations before our current Indonesian mining project, the Awak Mas project, can be developed and mined. In Indonesia, environmental legislation plays a significant role in the mining industry. Various environmental documents such as the analysis of environmental impact ("AMDAL") concerning the Awak Mas project, covering studies on, inter alia, air, water, land, pollution, hazardous and toxic wastes and reclamation of mining area, must be prepared and submitted to the Ministry of Environment for approval. In addition, we are also required to submit periodical environmental reports to the relevant environmental government agencies pursuant to the AMDAL and other required environmental licenses (e.g. license for tailing waste).

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

Leverage as a result of our outstanding convertible notes may harm our financial condition and results of operations.

On March 7, 2008, we announced the closing of a private placement in which we issued $30 million in aggregate principal amount of senior secured convertible notes (the "Notes"). The Notes are convertible into Common Shares of Vista at the option of the holder at a conversion price of $6.00 per share, subject to adjustment in certain circumstances, including if our Common Shares are trading on the American Stock Exchange at less than $5.00 on March 4, 2009, or we issue Common Shares, or securities convertible into Common Shares, at a price of less than $6.00 during the term of the Notes, subject to a minimum conversion price of $4.80. Shareholders may suffer dilution upon the conversion of the Notes into our Common Shares.

The Notes bear interest at a rate of 10% per annum (calculated and payable semi-annually in arrears) and will mature on March 4, 2011. Our obligations under the Notes are guaranteed by our Mexican subsidiary, Minera Paredones Amarillos S.A. de C.V., and the guarantee is secured by the personal property and real property associated with the Paredones Amarillos gold project.

Our level and the terms of our indebtedness will have several important effects on our future operations, including, without limitation:

  •
  require us to dedicate a portion of our cash flow from operations, if any, to the payment of principal and interest on our outstanding indebtedness, thereby reducing the funds available to us for operations and any future business opportunities;

  •
  could increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

  •
  depending on the levels of our outstanding debt, could limit our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes.

Our ability to make payments of principal and interest on our indebtedness depends upon our future ability to generate funds, including through operating cash flows, which will be subject to the potential development of certain of our properties into producing mines, metal prices, prevailing economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we cannot raise sufficient funds or our cash flows were to prove inadequate to meet our debt service and other obligations in the future, we may be required, among other things:

  •
  to obtain additional financing in the debt or equity markets;

  •
  to refinance or restructure all or a portion of our indebtedness; or

  •
  to sell selected assets.

We cannot assure you that such measures will be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all. If we do not generate sufficient cash flow from operation, and additional financings, borrowings or refinancings, or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet our obligations, including payments on the Notes.

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

The exploration and development of our properties, specifically the construction of mining facilities and commencement of mining operations, require substantial additional financing. Significant capital investment is required to achieve commercial production from each of our properties. We will have to raise additional funds from external sources in order to maintain and advance our existing property positions and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available, we may have to substantially reduce or cease our operations.

Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies.

Some of our directors are directors or officers of other natural resource or mining-related companies. C. Thomas Ogryzlo is the President, Chief Executive Officer and a director of Polaris Geothermal Inc., and is a director of Tiomin Resources Inc., Birim Goldfields Inc. and Baja Mining Corp. Michael B. Richings, who is also our Executive Chairman and Chief Executive Officer, is a director of Allied Nevada Gold Corp., which holds interests in mining properties. John Clark is a director of Alberta Clipper Energy Inc. (a Canadian oil and gas exploration and production company) and Chief Financial Officer and a director of Polaris Geothermal Inc. W. Durand Eppler is Chief Executive Officer and a director of Coal International PLC, a director of Allied Nevada Gold Corp. and Augusta Resource Corporation, and a director and non-executive chairman of NEMI Northern Energy & Mining Inc. Tracy Stevenson is the non-executive chairman of Quaterra Resources Inc. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict at a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, the company in question will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. In accordance with the laws of the Yukon Territory, the directors of all Yukon Territory companies are required to act honestly, in good faith and in the best interests of a company for which they serve as a director.

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

As discussed herein under "Part I—Item 3. Legal Proceedings", a legal dispute was initiated in Bolivia in April 1998 by a Mr. Estanislao Radic Valderrama (deceased; the term "Radic" used herein refers to, as appropriate in context, the individual or the individual and/or his successors), who brought legal proceedings in the lower penal court and, in 1999, brought proceedings in civil court against Mr. Raul Garafulic and us, questioning the validity of Mr. Garafulic's ownership of the Amayapampa property.

In April 2005, Radic commenced a civil lawsuit in La Paz, Bolivia against Minera Nueva Vista S.A. ("Nueva Vista") and two of its predecessors in interest, seeking nullification of the public documents by which the mineral concessions comprising the "Grupo Minero Amayapampa" had been transferred to Nueva Vista. Nueva Vista and we did not learn of this lawsuit until the quarter ended September 30, 2006.

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

On July 31, 2007, Nueva Vista filed a civil lawsuit in Potosi, Bolivia against Radic seeking a judgment declaring that Radic lacks any property rights with respect to the mining concessions constituting the "Grupo Minero Amayapampa". We believe that our rights in the Amayapampa mineral concessions are valid and while we cannot assure a positive outcome we have instituted this lawsuit in Bolivia in an effort to confirm these rights and to reduce the potential for further claims by Radic.

Our property interests in Mexico, Indonesia and Bolivia are subject to risks from political and economic instability in those countries.

We have property interests in Mexico, Indonesia and Bolivia, which may be affected by risks associated with political or economic instability in those countries. The risks include, but are not limited to: military repression, extreme fluctuations in currency exchange rates, labor instability or militancy, mineral title irregularities and high rates of inflation. Changes in mining or investment policies or shifts in political attitude in Bolivia, Mexico, or Indonesia may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted.

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

We measure and report our financial results in U.S. dollars. We have mining projects in Mexico, Australia, Indonesia and Bolivia, and we are looking for other projects elsewhere in the world. Economic conditions and monetary policies in these countries can result in severe currency fluctuations.

Currently all our material transactions in Mexico, Australia, Indonesia and Bolivia are denominated in U.S. dollars. However, if we were to begin commercial operations in any of these or other countries, it is possible that material transactions incurred in the local currency, such as engagement of local contractors for major projects, will be settled at a U.S. dollar value that is different from the U.S. dollar value of the transaction at the time it was incurred. This could have the effect of undermining profits from operations in that country.

Future sales of our common shares in the public or private markets could adversely affect the trading price of our common shares and our ability to raise funds in new share offerings.

Future sales of substantial amounts of our common shares or securities exchangeable, convertible or exercisable for common shares in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common shares and could impair our ability to raise capital through future offerings of equity or equity-related securities. In March 2008, we announced the closing of a private placement in which we issued $30 million in aggregate principal amount of senior secured convertible notes (the "Notes"). (See "Leverage as a result of our outstanding convertible notes may harm our financial condition and results of operations," above.) The Notes are convertible into Common Shares of Vista at the option of the holder at a conversion price of $6.00 per share, subject to adjustment in certain circumstances, including if our Common Shares are trading on the American Stock Exchange at less than $5.00 on March 4, 2009, or we issue Common Shares, or securities into Common Shares, at a price of less than $6.00 during the term of the Notes, subject to a minimum conversion price of $4.80. Shareholders may suffer dilution upon the conversion of the Notes into our Common Shares. For example if all $30 million of outstanding Notes were converted at the minimum conversion price of $4.80, this would result in the issuance of an additional 6,250,000 Common Shares upon conversion of the Notes. No prediction can be made as to the effect, if any, that future sales of common shares or securities exchangeable, convertible or exercisable for common shares or the availability of common shares for future sale, will have on the trading price of our common shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Detailed information is contained herein with respect to the Paredones Amarillos, Mt. Todd, Awak Mas, Yellow Pine, Long Valley, Guadalupe de los Reyes and Amayapampa projects, The Corporation holds the Paredones Amarillos and Guadalupe de los Reyes projects through its wholly-owned subsidiary, Minera Paredones Amarillos S.A. de C.V.; Mt. Todd is held through its wholly-owned subsidiary, Vista Gold Australia Pty Ltd., Awak Mas is held through its indirect wholly-owned subsidiary, PT Masmindo Dwi; the Yellow Pine project is held through its indirect wholly-owned subsidiary, Idaho Gold Resources LLC.; Long Valley is held through its indirect wholly-owned subsidiary Vista Gold California LLC; and Amayapampa is held through its indirect wholly-owned subsidiary, Minera Nueva Vista S.A. Estimates of reserves and mineralization herein are subject to the effect of changes in metal prices, and to the risks inherent in mining and processing operations.

Paredones Amarillos

Paredones Amarillos is located 40 miles southeast of the city of La Paz, in the Mexican state of Baja California Sur. The project area covers over 15,131 acres.

We acquired 100% of the project on August 29, 2002, from Viceroy Resource Corporation ("Viceroy"). To acquire the project, we paid cash of CDN $1.0 million and issued 303,030 equity units comprised of one common share and one purchase warrant to purchase one common share to Viceroy, and on August 29, 2003, we paid Viceroy the remaining CDN $0.5 million due pursuant to the acquisition contract (see also Consolidated Financial Statements—Note 6).

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

Preliminary Feasibility Study

In September 2005, we announced the results of a preliminary feasibility study for the Paredones Amarillos project. A feasibility study was previously completed by EBM in 1997, and the new study was issued on September 23, 2005, by MDA of Reno, Nevada, an independent consulting firm, in accordance with Canadian National Instrument 43-101 ("NI 43-101"), under the supervision of Mr. Neil Prenn, P. Eng., a Qualified Person independent of Vista Gold. The new study was based in part on the EBM 1997 study. MDA was assisted in the effort by Resource Development Incorporated ("RDI") of Wheat Ridge, Colorado, in metallurgical testing and process redesign, and by WLR Consulting of Lakewood, Colorado, in mine design. In June 2007, we announced updates by MDA and RDI to the costs and economic analyses used in the 2005 report to reflect mid-year 2007 parameters. These updates were presented in a technical report in compliance with Canadian National Instrument 43-101 guidelines, under the supervision of Mr. Neil Prenn, P. Eng., a Qualified Person independent of Vista Gold.

Proven and probable mineral reserves were unchanged from the 2005 report and were determined within a proposed open pit mine, which was designed employing a Lerchs-Grossmann optimization technique based on U.S. $400 per ounce gold price. The results are summarized in the following table:

	Paredones Amarillos Mineral Reserve Estimate(1) (0.011 opt gold internal cutoff grade)
	Ore Tons	Gold Grade	Contained Gold	Waste Tons	Strip Ratio
	(millions)	(opt)	Ounces	(millions)	(Waste:Ore)
Proven	12.896	0.032	419,000
Probable	41.058	0.028	1,158,000
Totals	53.954	0.029	1,577,000	187,715	3.48
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

The mineralization model used to estimate the mineral reserves was reported by us in a press release dated August 29, 2002, based on an independent NI 43-101 technical report prepared by Snowden Mining Industry Consultants of Vancouver, British Columbia. According to the report, dated August 20, 2002, the mineralized material above 0.015 ounces of gold per ton cut-off grade was estimated to be 61.4 million tons at a grade of 0.031 ounces of gold per ton.

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

Commencement of Definitive Feasibility Study

In August 2007, we announced the start of a definitive feasibility study which we anticipate will be completed in the third quarter of 2008. We plan to commence construction on the project in the second half of 2008 in the event that we receive a favorable feasibility study. In January 2008, we announced that we had purchased a substantial portion of the mill equipment needed for the project for $16 million. The used equipment will be refurbished as necessary and shipped to the site during 2008. See "Item 1. Business. — Subsequent Events — Agreement to Purchase Equipment for the Paredones Amarillos Project".

In February 2008, we announced that our managing technical consultant for the definitive feasibility study, SRK Consulting (US), Inc. of Lakewood, Colorado, has updated operating and capital cost estimates based on preliminary estimates prepared by the consultants retained to complete the definitive feasibility study. The updated estimates incorporate actual prices for a substantial portion of the mill equipment and budget prices for mine equipment. The cost estimates assume an open pit mine and whole-ore leach processing with estimated metallurgical recovery of 91.5% to produce an average annual gold production of 117,000 ounces of gold per year over its 12.4-year life. The preproduction capital and preproduction development costs for the project using the whole-ore leach process are estimated to be approximately

$169.1 million and the operating costs are estimated to be approximately $12.53 per ton of ore processed, which represents an increase in the amounts previously disclosed in our press release dated June 21, 2007. Work on the project is still ongoing and as a result, the estimated preproduction and estimated operating costs may change as further work is conducted.

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

Geology

The Mt. Todd project is located 50 kilometers northwest of Katherine, Northern Territory, Australia. The project area covers 13,257 acres. The Mt. Todd gold mine is situated within the southeastern portion of the Early Proterozoic Pine Creek Geosyncline. The Batman deposit geology consists of a sequence of hornfelsed interbedded greywackes and shales with minor thin beds of felsic tuff. Bedding consistently strikes at 325o, dipping 40o to 60o to the southwest. Northerly trending sheeted quartz sulfide veins and joints striking at 0o to 20o and dipping 60o to the east are the major controls for mineralization in the Batman deposit. The veins are 0.04 to 4 inches in thickness with an average thickness of around 0.4 inches and occur in sheets with up to six veins per horizontal foot. These sheeted veins are the main source of gold mineralization in the Batman deposit. In general, the Batman deposit is 4,800 to 5,100 feet in length by 1,200 to 1,500 feet in true width and 1,500 to 1,800 feet in known down-dip extension (the deposit is open along strike and at depth).

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

On June 26, 2006, we announced that an analysis of mineralized material was completed for the Batman deposit at on June 26, 2006, by Gustavson Associates, LLC ("Gustavson") of Boulder, Colorado, under NI 43-101 under the direction of Mr. John Rozelle, an independent Qualified Person, utilizing standard industry software and resource estimation methodology. The report includes the results of 91,225 assay intervals from 730 drill holes (225 core, 435 reserve circulation and 70 rotary drill holes) done by BHP Resources Pty Ltd., Zapopan NL and Pegasus with assaying by Australia Assay Laboratories in Pine Creek and Alice Springs, Classic Comlabs in Darwin and Pegasus' onsite lab. Pegasus mined part of the Batman deposit from 1993 to 1997, and a joint venture comprising Multiplex Resources Pty Ltd. and General Gold Resources Ltd. mined the deposit from 1999 to 2000.

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

An NI 43-101 preliminary assessment was completed on December 29, 2006, by Gustavson under the direction of John W. Rozelle, P.G., an independent Qualified Person. In undertaking the preliminary assessment, Gustavson considered the economic and technical parameters associated with development of the mineralized material by open-pit mining. The study included a conceptual process flowsheet developed by Resource Development Inc. of Wheat Ridge, Colorado, which is based on preliminary testwork and includes a flotation circuit to recover a bulk sulfide concentrate, and further flotation to separate a copper sulfide concentrate that would contain about one-half of the gold and which would be shipped to a smelter. A pyrite concentrate containing about one-half of the gold would also be produced and this concentrate would be cyanide leached to recover the gold. The cyanide in the sulfide residue would be neutralized, following which the residue would be filtered to dry it, and then placed on a lined pad. MWH Australia Pty Ltd ("MWH") designed conceptual tailing disposal facilities, including utilizing the existing tailing facility, and estimated capital costs for these facilities. MWH also completed a closure study and cost estimate for closing the mine and facilities following resumption of production.

In the preliminary assessment, Gustavson assumed a 33,000 short ton-per-day (11.7 million short tons-per-year) ore production rate, resulting in a ten-year operating life. Overall gold recovery is estimated at 87% and copper recovery at 70%.

Startup capital is estimated by Gustavson at $264 million. Mining costs are estimated at $1.21 per ton of material mined, processing costs are estimated at $6.48 per tonne of ore processed and general and administrative costs are estimated at $0.14 per tonne processed. Based on these preliminary numbers, a review of the project economics indicates that the project continues to look favorable.

Additionally, in 2006, we applied for exploration rights to tenements totaling about 273,380 acres adjoining the mining tenements, which were granted in 2007, at which time we began to compile data from previous exploration companies in order to assess the exploration potential.

An infill core drilling program consisting of 25 holes totaling 32,425 feet of drilling was completed in June 2007 to attempt to increase the mineralized material in areas where the drill spacing is too wide to have confidence in the presence and grade of mineralized material within the planned pit, to expand the amount of mineralized material if possible, and to provide fresh samples for metallurgical testing. By the end of 2007, all gold assays had been received, with some check assays and base metals assays pending. In early 2008, we commissioned a new study to update estimates of mineralized material that will include base metal content.

In late February 2008, we announced an NI 43-101 updated estimate of mineralized material by Tetra Tech of Golden, Colorado. This updated estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. Results of prior drilling plus the additional drilling we completed in 2007 were included in the estimate. The new estimate of mineralized material is 98.4 million tons at a grade of 0.029 ounces gold per ton at a cutoff grade of 0.015 ounces gold per ton and represents an increase of 65% in mineralized material over the prior estimate. Additional core drilling is planned for 2008 to continue to upgrade estimates of mineralized material and to expand the mineralized material, if possible.

Awak Mas

On May 27, 2005, we completed our acquisition of the Awak Mas gold deposit in Sulawesi, Indonesia, for a purchase price of $1.5 million. The acquisition of the Awak Mas Project involved the purchase, through the Corporation's wholly-owned subsidiary Vista Gold (Barbados) Corp. ("Vista Barbados"), of all of the outstanding shares of Salu Siwa Pty Ltd, an Australian company ("Salu Siwa") from the two owners of Salu Siwa: Weston Investments Pty Ltd., an Australian company ("Weston") and Organic Resource Technology Limited, an Australian company ("ORT"). Weston and ORT respectively owned 66% and 34% of the outstanding Salu Siwa shares. Salu Siwa in turn owns 99% of the outstanding shares of PT Masmindo Dwi, an Indonesian company ("PT Masmindo"), which is the direct holder of the Awak Mas Project. The remaining 1% of the outstanding PT Masmindo shares is held by Vista Gold (Barbados). This Project is held by Vista Gold through a contract of work ("CoW") with the Indonesian government.

Geology

The Awak Mas property is situated on the southern side of the Central Sulawesi Metamorphic Belt within a 30-mile long, north-northeast trending fault-bounded block of basement metamorphic rocks and younger sediments. The property covers approximately 221,530 acres. The western margin of this block is represented by an easterly dipping thrust, whereas the eastern margin is defined by a major basement structure. Imbricate faulting has complicated the internal morphology of the block. The property is dominated by the late Cretaceous Latimojong Formation, consisting of phyllites, slates, basic to intermediate volcanics, limestone and schist representing a platform and/or fore arc trough flysch sequence. The Latimojong Formation overlies basement metamorphic rocks dominated by phyllites and slates. Both sequences have been intruded by late-stage plugs and stocks of diorite, monzonite and syenite. To the east of the metamorphic block, basic intermediate intrusives, pyroclastics and volcanogenic sediments comprising the Mesozoic Lamasi Ophiolite Complex appear to have been obducted into a position effectively overlying the younger flyschoid sequence and basement metamorphics during continental accretion.

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

Gustavson Associates LLC ("Gustavson") of Boulder, Colorado, completed a third-party NI 43-101 technical study for us on June 6, 2007. An assay database for 803 drill holes (654 core and 158 reverse circulation holes) totaling 319,639 feet of drilling was used to estimate mineralized material using a cutoff grade of 0.015 ounces of gold per ton. Mineralized material is estimated at 45.9 million tons averaging 0.036 ounces of gold per ton.

Gustavson was commissioned in June 2007 to complete a preliminary assessment of the project under Canadian National Instrument 43-101 standards. The study was completed on January 16, 2008, under the direction of John Rozelle, an independent qualified person. In undertaking the preliminary assessment, Gustavson considered the economic and technical parameters associated with development of the mineralized material by open-pit mining. The study included a process flowsheet based on three stages of laboratory and pilot plant test programs from 1994 to 1997. The flowsheet was developed by Minproc Engineers Ltd. in 1997, and reviewed and approved by Resource Development Inc. of Wheat Ridge, Colorado, for this study. The flowsheet includes a flotation circuit to recover gold associated with sulfide minerals following which the concentrate would be treated in a carbon-in-leach circuit to recover the gold. The benign tailings from the flotation circuit would flow by gravity into a tailings impoundment and the sulfide tailings would be detoxified, filtered and conveyed to a small "dry-stack" sulfide tailings storage facility. MWH Americas Inc. of Denver and Steamboat Springs, Colorado, prepared the tailings disposal sites layout and closure plans, and assessed permitting requirements. The potential development included four different scenarios that would produce an estimated 0.6 to 1.0 million ounces of gold over a project life of 7 to 15 years. Gustavson estimated the preproduction capital to be $124 million to $178 million, depending on the scenario, and the total capital cost over the project life to be $148 million to $218 million.

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

On November 7, 2003, Vista Gold, through Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of Vista Gold, entered into an Option to Purchase Agreement with Bradley Mining Company for a nine year option to purchase 100% of Yellow Pine for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement. The agreement calls for Idaho Gold to make nine more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1,000,000, and annual payments of $100,000 each were made in 2004, 2005, 2006 and 2007 (see Consolidated Financial Statements—Note 5). If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1,000,000, Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the claims are subject to an underlying 5% net smelter returns royalty.

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

On November 30, 2006, PAH completed a NI 43-101 preliminary assessment under the direction of Richard Lambert, P.E. and Barton Stone, P.G., both independent Qualified Persons. In undertaking the preliminary assessment, PAH considered the economic and technical parameters associated with development of the mineralization by open-pit mining. The study, based on PAH's review of previous technical studies and their own work, determined the best treatment approach would be an on-site plant to produce a flotation concentrate that would be refined off-site. The potential development would produce an estimated 1.9 million ounces of gold over a 10-year life. PAH estimated the total capital cost over the project life to be $170 million and preproduction capital to be $150 million.

A core drilling program designed to obtain fresh samples for metallurgical testing, refine the geologic knowledge of the property and to potentially add to the mineralized material was put on hold in the fall of 2007 due to our inability to access the project because of forest fires in the region.

Long Valley

The Long Valley gold project is located in the Inyo National Forest, about 7 miles east of the town of Mammoth Lakes, in Mono County, California. The property consists of 95 contiguous, unpatented mining claims that cover an area of approximately 1,800 acres.

We executed an option agreement on January 22, 2003 to acquire 100% of the Long Valley project from Standard Industrial Minerals, Inc. ("Standard"). Under the terms of the option agreement, we agreed to pay Standard $750,000 over five years, with annual payments to be due as follows: $100,000 due on each of January 15, 2003, 2004, and 2005; $200,000 due on January 15, 2006, and $250,000 due on January 15, 2007. We have made the payments for 2003 through 2006 (see Consolidated Financial Statements—Note 6), and in January 2007, we made the final payment of $250,000 and exercised our option to purchase the property, which is held through Vista Gold California LLC, an indirect, wholly-owned subsidiary of Vista Gold.

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

On January 9, 2008, MDA completed a NI 43-101 preliminary assessment for the Long Valley project under the direction of Mr. Neil Prenn, an independent Qualified Person. In undertaking the preliminary assessment, MDA considered the economic and technical parameters associated with development of the mineral resources within the restraints imposed by the state of California's mining regulations that include a provision that all mined materials not removed from the property be replaced within the perimeter of the excavation. The preliminary assessment evaluated the potential economics of the project assuming that the mineral resources were mined using open-pit mining methods and processed using heap-leach technology. The metallurgical test work and flowsheet were reviewed and approved for this study by Resource Development Inc. of Wheat Ridge, Colorado. After the pit material has been mined, the remaining waste materials would be backfilled into the pit along with the detoxified heap material. The potential development would produce an estimated 535,300 ounces of gold over an eight-year mine life. MDA estimated startup capital at $58.8 million and total project capital at $61.8 million.

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

On August 1, 2003, we executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. During a due diligence period prior to the signing of the purchase agreement, we made payments to the owner, Sr. Enrique Gaitan Maumejean, totaling $100,000, and upon exercising our option to complete the purchase, paid an additional $200,000. On August 4, 2004, we issued 138,428 Common Shares to Sr. Gaitan in satisfaction of the scheduled payment of $500,000, which could be made in cash or Common Shares at our discretion. An additional $500,000 in cash is to be paid in installments of $100,000 on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. Payments of $100,000 were made in each of 2005, 2006 and 2007. A 2% net smelter returns royalty will be paid to the previous owner and may be acquired by us at any time for $1.0 million. We retain the right to terminate the agreement at any time.

On December 19, 2007, we announced that we had signed an agreement to acquire Grandcru Resource Corporation's interest in two gold/silver mineral properties adjacent to the Corporation's Guadalupe de los Reyes project in Sinaloa, México. Under the terms of the agreement, we agreed to (a) pay Grandcru $425,000 less any amounts payable in back taxes on the mining concessions, and pay a private investment group known as the San Miguel Group $75,000, and (b) issue to Grandcru and the San Miguel Group, in aggregate, Common Shares of the Corporation with a value of $1,000,000 (amounting to 213,503 Common Shares) on closing. In addition, we reached agreement with Goldcorp Inc. and its Mexican subsidiary, Desarrollos Mineros San Luis, S.A. de C.V. (together, "San Luis"), and with the San Miguel Group to complete the acquisition of their respective interests in the mining concessions at the same time as the closing occurs with Grandcru. We agreed to pay a 2% net smelter returns royalty ("NSR") on all minerals produced payable to the San Miguel Group on the mining concessions known as the San Miguel Concessions. We agreed to pay San Luis a 1% NSR on mining concessions known as the San Luis

Concessions and the San Miguel Concessions, and 2% to 3% NSR depending on the gold price on the Corporation's mining concessions known as the Gaitán Concessions. At gold prices below $499.99 per ounce, the royalty payable to San Luis on the Gaitán Concessions will be 2% and at or above $500 per ounce, the royalty will be 3%. Certain of the San Luis Concessions are subject to a pre-existing underlying royalty of 3% NSR payable to Sanluis Corporación, S.A. de C.V.

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

As announced by Vista Gold on September 29, 2003, a third-party technical study was performed for Vista Gold and reported on July 17, 2003, by Pincock, Allen & Holt, of Denver, Colorado, using assay data from 381 reverse circulation drill holes totaling 118,633 feet. The drilling was performed by Northern Crown Mines Limited from 1993 to 1997. Based on this study, mineralized material above a cutoff grade of 0.015 ounces of gold per ton is 7.0 million tons averaging 0.040 ounces of gold per ton and 0.67 ounces of silver per ton.

An NI 43-101 technical study on the portion of the property we acquired from Grandcru, San Miguel and Sanluis was completed for Grandcru on April 11, 2005, by Pincock Allen & Holt Ltd. of Lakewood, Colorado, under the supervision of Leonel López and Mark G. Stevens, independent qualified persons, and titled "Technical Report, Los Reyes, Gold-Silver Project, State of Sinaloa, Western México" and filed on SEDAR under Grandcru Resources Corporation. The results of the study indicated that mineralized material above a cutoff grade of 0.015 ounces of gold per ton on the portion of the property covered by Grandcru's option contains 4.1 million tons averaging 0.05 ounces of gold and 0.89 ounces of silver per ton.

The consolidation of properties hosting known mineralized material in the Guadalupe de los Reyes district means that our company now controls mineralized material at a cutoff grade of 0.015 ounces of gold per ton, that totals 11.1 million tons averaging 0.044 ounces of gold and 0.75 ounces of silver per ton.

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

The Corporation acquired the Amayapampa gold project, in Bolivia, in 1996. On March 13, 2007, the Corporation entered into an agreement with Luzon Minerals Ltd. ("Luzon") to sell the Amayapampa project to Luzon. This agreement replaced all prior agreements between the Corporation and Luzon, as previously reported, with respect to the Amayapampa project. The terms of the initial agreement with Luzon were amended in January, July and November of 2005.

We announced on November 20, 2007, that Luzon decided not to exercise its option to acquire the Corporation's interest in the Amayapampa project, citing Luzon's inability to advance the project with its current financial and personnel resources. The Corporation and Luzon entered into an agreement regarding the termination of the option agreement and the terms on which Luzon's outstanding obligations with respect to the project will be satisfied. On the date of termination, Luzon owed $394,925 to the Corporation of which $150,000 is payable in cash and the remaining $244,925 will be converted into 2,607,222 fully paid and non-assessable common shares in the capital of Luzon, subject to regulatory approval. We have provided an allowance for the entire amount of this receivable as Vista does not believe Luzon has the ability to meet its financial obligation to us. Subsequent to the termination of this agreement Vista employed a search firm to locate potential buyers for the Amayapampa project. In January 2008, Vista received an offer of which is currently under consideration.

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

Sulfide mineralization, hosted by multiple fractures, is composed of predominantly pyrite within and adjacent to quartz veins. The total sulfide concentration for the overall mineralized zone is estimated at 3% to 5%. Petrographic examination of the sulfide mineralization shows pyrite to dominate at over 95% of the total sulfides; arsenopyrite is also present, as are minor amounts of chalcopyrite, galena, sphalerite, stibnite and tetrahedrite. Gold is present as free gold in association with pyrite, on fractures within pyrite and attached to the surface of pyrite and is often visible as discrete grains on fractures in quartz and argillite. Gold grains exhibit a large size-range, with much of the gold being relatively coarse at 40 to 180 microns. All gold grains display irregular shapes with large surface areas. No gold was noted to be encapsulated in either quartz or sulfide. The content of gold grains was verified as over 97% gold by scanning-electron-microprobe analysis.

District-scale exploration potential exists for defining styles of gold mineralization similar to Amayapampa, which could be developed as satellite ore bodies. In addition, at least 15 drill holes beneath the planned Amayapampa pit suggest the presence of four higher-grade shoots.

An updated NI 43-101 study containing an estimate of mineralization for the Amayapampa project was completed on September 21, 2006, by GR Technical Services Ltd. of Calgary, Alberta and Giroux Consultants Limited of Vancouver, British Columbia, independent consultants. The resource estimate was completed in September 2005 for Luzon under the direction of Mr. G. H. Giroux, P.Eng., MA Sc., an independent Qualified Person, utilizing standard industry software and resource estimation methodology. The mineral resource data base contains 10,264 assay intervals from 45 core drill holes, 96 reverse circulation drill holes, and underground channel samples done by Da Capo Resources Ltd. and Vista between 1994 through 1997, with assaying by the Bondar Clegg laboratory in Oruro, Bolivia. The results of the study indicates that the known Amayapampa deposit, at a cutoff grade of 0.012 ounces gold per ton, contains an estimated 15,697,000 tons at a grade of 0.042 gold ounces per ton.

ITEM 3. LEGAL PROCEEDINGS.

Except as described below, we are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which is, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

Estanislao Radic

As reported in our prior filings, a legal dispute was initiated in Bolivia in April 1998 by a Mr. Estanislao Radic Valderrama (recently deceased; the term "Radic" used herein refers to, as appropriate in context, the individuals or the individual and/or his successors), who brought legal proceedings in the lower penal court and, in 1999, brought proceedings in civil court against Mr. Raul Garafulic and us, questioning the validity of Mr. Garafulic's ownership of the Amayapampa property.

In April 2005, Radic commenced a civil lawsuit in La Paz, Bolivia against Minera Nueva Vista S.A. ("Nueva Vista") and two of its predecessors in interest, seeking nullification of the public documents by which the mineral concessions comprising the "Grupo Minero Amayapampa" had been transferred to Nueva Vista. Nueva Vista and we did not learn of this lawsuit until the quarter ended September 30, 2006.

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

On July 31, 2007, Nueva Vista filed a civil lawsuit in Potosi, Bolivia against Radic seeking a judgment declaring that Radic lacks any property rights with respect to the mining concessions constituting the "Grupo Minero Amayapampa". We believe that there is no merit to Radic's contentions with respect to the transfer of the mineral concessions to Nueva Vista and its predecessors in interest. We believe that our rights in the Amayapampa mineral concessions are valid and while we cannot assure a positive outcome, we have instituted this lawsuit in Bolivia in an effort to confirm these rights and to reduce the potential for further claims by Radic.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, by Vista Gold during the quarter ended December 31, 2007.

EXECUTIVE OFFICERS OF THE CORPORATION

As of December 31, 2007, we had four executive officers, namely Michael B. Richings, Executive Chairman and Chief Executive Officer, Gregory G. Marlier, Chief Financial Officer, Frederick H. Earnest, President and Chief Operating Officer and Howard M. Harlan, Vice President—Business Development. Information as to Mr. Richings, Mr. Marlier, Mr. Earnest and Mr. Harlan is set forth below.

Name, Position and Age	Held Office Since	Business Experience During Past Five Years

Michael B. Richings Executive Chairman, Chief Executive Officer and Director Age—63	November 6, 2007 (Executive Chairman) May 25, 2004 (Chief Executive Officer)
Executive Chairman and Chief Executive Officer of Vista Gold Corp. from November 2007 to present; Chief Executive Officer of Vista from August 2007 to November 2007; President and Chief Executive Officer of Vista from May 2004 until August 2007; and formerly, President and Chief Executive Officer of Vista from June 1995 to September 2000; retired from Vista September 2000 to May 2004 (continued as a director of Vista and served as consultant to mining industry during that period).
Gregory G. Marlier Chief Financial Officer Age—58	June 1, 2004	Chief Financial Officer of Vista Gold Corp. from June 2004 to present; Chief Financial Officer of Pacific Western Technologies, Ltd. from 2000 to 2004.
Frederick H. Earnest President, Chief Operating Officer and Director Age—46	August 1, 2007
President and Chief Operating Officer of Vista Gold Corp. from August 2007 to present;
Senior Vice President, Project Development of Vista from September 2006 to August 2007; President of Pacific Rim Salvador, S.A. de C.V. from June 2004 to September 2006 and General Manager and Legal Representative of Compania Minera Dayton from April 1998 to June 2004.

Howard M. Harlan Vice President, Business Development Age—64	November 9, 2004
Vice President, Business Development of Vista Gold Corp. from November 2004 to present; Manager of Corporate Administration of Vista Gold Corp. from September 2003 to November 2004; Land Manager of LaFarge West Inc. from February 2002 to September 2003; Consultant from March 2001 to February 2002; Business Analyst of Luzenac America Inc. from June 2000 to March 2001.

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

		American Stock Exchange (US$)		The Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2006	1st quarter	5.80	4.34	6.95	5.05
	2nd quarter	9.99	5.82	11.17	6.60
	3rd quarter	13.55	8.25	14.95	9.56
	4th quarter	10.40	7.67	11.86	8.70
2007	1st quarter	9.10	7.07	10.68	8.32
	2nd quarter	9.45	3.80	10.36	4.07
	3rd quarter	5.79	4.00	5.94	4.08
	4th quarter	7.87	4.15	7.12	4.10

On March 14, 2008, the last reported sale price of the Common Shares of Vista Gold on the American Stock Exchange was $4.99 and on the Toronto Stock Exchange was CDN $4.91. As at March 14, 2008, there were 34,414,799 Common Shares issued and outstanding, and we had 569 registered shareholders of record.

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

On May 10, 2007, Vista transferred its Nevada-based properties to Allied Nevada for which Vista received 26,933,055 shares of Allied Nevada. Of these shares, 25,403,207 were distributed to Vista's shareholders on May 10, 2007. The Board of Directors of Vista determined that the fair market value of each Allied Nevada share on May 10, 2007 was $4.6265. This determination by the Board is not binding and was made to determine whether a deemed dividend arose for Canadian tax purposes. Management believes that the decrease in the trading price of the Corporation's Common Shares during the period following the completion of the Arrangement, was primarily a result of the transfer of Vista's Nevada-based properties to Allied Nevada and the distribution of a portion of the Allied Nevada shares that Vista received for such transfer.

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

This summary does not address the Canadian Federal income tax consideration in respect of the transactions pursuant to the Arrangement whereby holders exchanged their old common shares and received, subject to applicable withholding taxes, (i) new Common Shares of Vista and (ii) common shares of Allied Nevada. Holders of Common Shares are referred to the Management Information and Proxy Circular of Vista dated October 11, 2006 for a summary of the tax consequences related to these transactions.

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

Passive Foreign Investment Company Rules

For U.S. federal income tax purposes, we were classified as a PFIC under section 1297 of the Code for our taxable year ended December 31, 2007, and likely will be a PFIC in subsequent taxable years until we have significant operating income. A non-U.S. corporation generally is classified as a PFIC for U.S. federal income tax purposes in any taxable year if, either (a) at least 75% of its gross income is "passive" income (the "income test"), or (b) on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income (the "asset test"). For purposes of the income test and the asset test, if a non-U.S. corporation owns directly or indirectly at least 25% (by value) of the stock of another corporation, the non-U.S. corporation will be treated as if it held its proportionate share of the assets of the latter corporation and received directly its proportionate share of the income of that latter corporation. Passive income generally includes dividends, interest, royalties and rents (other than rents and royalties derived in the active conduct of a trade or business and not derived from a related person).

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

Unregistered Sales of Equity Securities

Our unregistered sales of equity securities during the year ended December 31, 2007, have previously been reported in reports filed with the Commission.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data in the table below have been selected in part, from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in Canada. The selected financial data should be read in conjunction with those financial statements and the notes thereto.

	Years ended December 31
	2007	2006	2005	2004	2003
	(U.S. $000's, except loss per share)
Results of operations
Net loss	14,201	4,171	4,584	4,924	2,745
Basic and diluted loss per share	0.44	0.16	0.24	0.31	0.22
Financial position
Working capital	$27,284	$49,693	$2,642	$6,570	$6,077
Total assets	51,346	92,731	37,999	32,788	26,280
Long-term debt and non-current liabilities	30	4,877	4,144	4,188	4,169
Shareholders' equity	50,652	87,127	33,403	28,344	21,703

Had our consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would have been reported as follows (see also Note 18 of the Consolidated Financial Statements).

	Years ended December 31
	2007	2006	2005	2004	2003
	(U.S. $000's, except loss per share)
Results of operations
Net loss	15,067	6,810	5,353	5,897	3,380
Basic and diluted loss per share	0.47	0.24	0.28	0.37	0.26
Financial position
Working capital	$27,284	$50,234	$2,738	$6,644	$6,307
Total assets	37,883	79,367	26,825	22,775	18,086
Long-term debt and non-current liabilities	30	4,877	4,144	4,188	4,169
Shareholders' equity	37,189	73,763	22,229	18,331	13,509

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2007, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference to Note 17 to the consolidated financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements. All amounts stated herein are in U.S. dollars in thousands, except loss per share, and gold price per ounce, unless specified otherwise.

Overview

We are engaged in the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects with the aim of adding value to the projects. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the mineralized material. In addition, we look for opportunities to improve the value of our gold projects through ways including exploration drilling and re-engineering the operating assumptions underlying previous engineering work.

Beginning in 2007, our Board of Directors and management have decided to take on a new direction regarding our more advanced projects. The more advanced projects will move forward through advanced and pre-feasibility studies, so production decisions can be made on those projects.

Our holdings include the Paredones Amarillos and Guadalupe de los Reyes projects in Mexico; the Mt. Todd gold mine in Australia; the Yellow Pine project in Idaho; the Awak Mas project in Indonesia; the Amayapampa project in Bolivia; and claims located in Colorado and Utah. We also own approximately 25% of the shares of Zamora Gold Corp., a company exploring for gold in Ecuador.

On May 10, 2007, the Arrangement involving Vista, Allied Nevada and the Pescios pursuant to the Arrangement Agreement between the parties, was completed. The transaction resulted in, among other things, the acquisition by Allied Nevada of Vista's Nevada-based properties and the Nevada mineral assets of the Pescios. (See Consolidated Financial Statements—Note 3).

Outlook

Gold prices started 2007 at $641 per ounce and finished the year at $837 per ounce as quoted on the London Exchange. This rise of approximately 31% during the year reflected factors such as rising oil prices, global instability, real and threatened terrorism activities, the war in Iraq, and the rise in demand for investment and jewelry. Current prices are at a 25-year high and no assurance can be given that such prices will be sustained.

At the end of 2007, we owned or controlled seven properties containing mineralized material. In the early part of 2007, we decided with the higher gold prices, to bring the more advanced projects, such as Paredones Amarillos and Mt. Todd, to a production decision. The emphasis in late 2007 was to start a bankable feasibility study on Paredones Amarillos with a major mining consultant being contracted to manage this study, which we expect to be completed by the middle of 2008. In addition, through exploration drilling and engineering studies, we believe that additional value can be added to most of the remaining projects by advancing them closer to a production decision.

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

With respect to our current property holdings, aggregate expenditures for purchase installments, to maintain options and conduct exploration activities are currently anticipated being approximately $640 in 2008 and $200 in 2009. At present, we would anticipate raising funds to meet these long-term obligations through public or private debt and/or equity offerings, or joint venture efforts or sale of properties currently controlled. We anticipate raising funds for interim financing needs through various bridge loan or convertible debt alternatives (see "—Subsequent Events—Brokered Private Placement of Convertible Notes", below). In subsequent years, we anticipate that we will need to raise additional capital to meet property purchase installment obligations and scheduled payments on those properties that we decide to retain under option. Further, additional capital would be necessary to advance the projects to a positive production decisions; and to conduct additional exploration drilling and engineering studies on current properties. However, there can be no assurance that we will be successful in efforts to raise additional capital.

Results from Operations

Summary

Our 2007 consolidated net loss was $14,201 or $0.44 per share compared to the 2006 consolidated net loss of $4,171 or $0.16 per share for a net increase of $10,030. The increase of $10,030 in 2007 is primarily the result of the impairment of the Amayapampa project of $5,513, costs related to the completion of the Arrangement of $2,901, increased corporate administration and investor relations costs of $2,661 and increased exploration, property evaluation and holdings costs of $317.

Our 2006 consolidated net loss was $4,171 or $0.16 per share compared to the 2005 consolidated net loss of $4,584 or $0.24 per share for a net decrease of $413. The decrease of $413 in 2006 is primarily due to increased interest income of $554, increased other income of $214, decreased exploration, evaluation and holding costs of $136 and decreased corporate administration and investor relations costs of $251, partially offset by an increased loss from discontinued operations of $829.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $734 during the year ended December 31, 2007, compared with $417 for the same period in 2006. The increase of $317 is primarily due to an increase in holding costs at the Paredones Amarillos project of $215. The increase reflects increasing consultant fees for activities related to permitting and other administrative work and accounting fees as we evaluate financial and tax implications to Vista as we move the project towards a development decision. The remaining increase can be attributed to Vista's increased business development efforts following the completion of the Arrangement.

Exploration, property evaluation and holding costs decreased to $417 during the year ended December 31, 2006, compared with $553 for the same period in 2005. The slight decrease is primarily due to less business development as a result of focusing our efforts on the Arrangement.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $5,162 during the year ended December 31, 2007, compared to $2,501 in 2006. The increase of $2,661 from the prior period is primarily due to the following:

  •
  An increase in stock-based compensation expense of $1,412 compared to the prior period. This is due to an increase of $700 for options vesting immediately upon the grant date, an increase of $517 from the prior year for options granted and vesting over time and a decrease of $188 in the allocation of stock-based compensation expense to Allied Nevada during the 2007 period;

  •
  A decrease in the allocation of certain corporate expenses to Allied Nevada as part of the Arrangement of $606 (see Consolidated Financial Statements—Note 3) compared to the prior period;

  •
  An increase in labor and benefit costs of $302 compared to the prior period. This increase is due to the addition of employees as we head towards anticipated development of certain projects; and

  •
  An increase in investor relations costs of $101 compared to prior period. This increase is due to our participation in additional gold conferences during 2007.

Corporate administration and investor relations costs decreased to $2,501 during the year ended December 31, 2006, compared to $2,752 in 2005. The principal variance pertaining to the comparative twelve-month period in 2005 was an increase in the allocation of certain corporate expenses to Allied Nevada as part of the Arrangement of $924 (see Consolidated Financial Statements—Note 3) compared to the prior period. This was offset by increases during 2006 in the following:

  •
  We paid $241 to an outside consultant, to assist with our compliance with internal control over financial reporting and related requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

  •
  Audit and tax fees increased $85 as compared to 2005. The increase is mostly due to additional audit fees related to requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

  •
  Compliance fees increased $66 as compared to 2005. The increase is mostly due to increased regulatory filing fees due to increased regulatory filings throughout the year.

The remaining variance can be attributed to higher labor costs in 2006 as compared with 2005, which is partially offset by decreased investor relations costs in 2006 due to a mass mailing that was completed during 2005.

Costs associated with the Arrangement

On May 10, 2007, the Arrangement was completed resulting in, among other things, the transfer of our Nevada related assets to Allied Nevada. When the transaction was completed there was $2,352 in prepaid transaction costs which were expensed upon completion of the Arrangement. Since the completion of the Arrangement, we incurred an additional $549 in expenses related to the Arrangement that were immediately expensed as costs associated with the Arrangement.

Impairment of mineral property

On November 20, 2007, the Corporation announced that Luzon had decided not to exercise its option to acquire its interest in the Amayapampa project, citing Luzon's inability to advance the project with its current financial and personnel resources. Since the termination of this agreement the Corporation has been actively engaged in locating another buyer for the Amayapampa project and accepting proposals from other interested companies, and therefore, at year end, it was determined that the Amayapampa project was held for sale. Upon making this determination, the Corporation assessed the fair market value of the Amayapampa project using economic models incorporating the terms of an arm's length proposal to purchase the Amayapampa project currently under consideration by the Corporation. The models employed various production scenarios, a gold price of $716 per ounce and discount rates of 10% and 15% reflecting management's assessment of the risks associated with the development. The average of these calculations indicated a fair market value for the Amayapampa project of $4,813 at December 31, 2007 as compared to the carrying value of $10,326 for the Amayapampa project which necessitated a write-down to fair market value of $5,513. This write-down has been classified as a loss from discontinued operations as the asset has been determined to be held for sale.

Depreciation and amortization

Depreciation and amortization expense increased to $112 during the twelve-month period ended December 31, 2007 as compared to $42 for the same period in 2006. This increase is mostly due to capital expenditures at the Mt. Todd gold mine during 2007 that have begun being depreciated.

Depreciation and amortization was approximately $42 in 2006 and $22 in 2005. There was no significant change in the depreciation and amortization costs from the previous year.

Other Income and Expenses

Gain on disposal of marketable securities

In 2007, we realized a gain on disposal of marketable securities of $158, compared to a gain of $129 in 2006. In 2006, we realized a gain on disposal of marketable securities of $129, compared to a gain of $40 in 2005.

In 2007 the gain on disposal of marketable securities was the result of selling certain available-for-sale securities that had a book value of $38 for proceeds of $258. We allocated $62 of the gain on disposal of marketable securities to Allied Nevada as part of the completion of the Arrangement (see Consolidated Financial Statements—Note 3). These costs were allocated as part of the general overhead income and expense allocation.

In 2006 the gain on disposal of marketable securities was the result of selling certain available-for-sale securities that had a book value of $190 for proceeds of $380. We allocated $61 of the gain on disposal of marketable securities to Allied Nevada as part of the completion of the Arrangement (see Consolidated Financial Statements—Note 3). These costs were allocated as part of the general overhead income and expense allocation.

In 2005 the gain on disposal of marketable securities was the result of selling certain available-for-sale securities that had a book value of $39 for proceeds of $79.

At December 31, 2007, we held marketable securities available for sale with a quoted market value of $10,882. With the exception of our shares of Allied Nevada common stock, as discussed herein, we purchased the securities for investing purposes with the intent to hold the securities until such time it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment. At December 31, 2007, also included in marketable securities were 1,529,848 shares of Allied Nevada at a quoted market value of $9,516. We continue to hold these shares of Allied Nevada, which we retained as part of the closing of the Arrangement to facilitate payment of any taxes payable by Vista as a result of the Arrangement. These shares are "restricted securities" as defined in Rule 144 under the Securities Act of 1933 (the "Securities Act") and cannot be resold by us in the absence of registration under the Securities Act unless an exemption from registration is available. We cannot be certain of whether or when the shares would be registered under the Securities Act. The most commonly available exemption for resales, Rule 144 under the Securities Act, would require us to hold these shares for a specified period before commencing the resales.

On November 15, 2007, the SEC adopted proposed revisions to Rule 144 that, among other things, shortened the one-year holding period under Rule 144 to six months as to restricted securities issued by companies that are subject to the reporting requirements of the Exchange Act, such as Allied Nevada. The revisions to Rule 144 became effective on February 15, 2008. Since we acquired our Allied Nevada shares in May 2007, we have met the required six-month holding period and can commence resales in reliance on the Rule 144 exemption. If there are no taxes to be paid as part of the Arrangement, then we will hold these shares until such time that it would be advantageous to sell the securities at a gain.

Interest income

During 2007, 2006, and 2005, we did not incur any interest expense as we had no commercial debt during these years.

During the respective years ended December 31, 2007, 2006 and 2005, we realized $1,228, $673 and $119 in interest income. The increases are the result of an increase in interest earned on our liquid savings account

For both 2007 and 2006, the increased interest earned on our liquid savings account can be attributed to higher cash balances that became available to be invested during the respective periods due to private placement financings and stock option and warrant exercises.

Bad debt expense

As part of the termination of the option agreement relating to the Amayapampa project, Luzon was to pay $395 to the Corporation of which $150 is payable in cash and the remaining $245 is to be converted into 2,607,222 fully paid and non-assessable common shares in the capital of Luzon, subject to regulatory approval. Subsequently, after reviewing the collectability of this receivable, we have determined that the repayment of the $150 in cash and the issuance of the shares is doubtful. Vista has provided an allowance for the full amount of this receivable based on the doubtfulness that we will ultimately collect these amounts from Luzon.

Other expense

During 2007 the remaining 750,000 Luzon warrants expired and were written off. In 2005, we had been granted 1,500 warrants, valued at $50 using the Black-Scholes pricing model, each to purchase one common share of Luzon as partial payment towards their option to purchase the Amayapampa mine. We previously exercised 750 of these warrants and transferred the $25, representing the fair-value of the Luzon shares acquired on exercise, to marketable securities. The remaining 750 warrants expired and the corresponding value was expensed. There were no similar transactions during 2006 or 2005.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities in 2007 was $4,285 compared to $1,508 in 2006 and $2,586 in 2005. The increase of $2,777 in 2007 as compared to 2006 is primarily due to an increase in the loss from continuing operations of $5,963 and an increase in cash used for accounts payable, accrued liabilities and other of $602, which is partially offset by an increase in non-cash items of $3,311.

Net cash used in operating activities in 2006 was $1,508 compared to $2,586 in 2005. The decrease of $1,078 is mostly due to a decrease in the loss from continuing operations of $1,242.

Investing Activities

Net cash used in investing activities in 2007 was $31,349 compared to $3,682 in 2006. The increase of $27,667 mostly reflects $24,517 cash transferred to Allied Nevada in conjunction with the Arrangement Agreement representing our payment of $25,000 less $483 in loans repaid to us by Allied Nevada pursuant to the terms of the Arrangement Agreement. Other variances include an increase in additions to mineral properties of $4,169 which is mostly due to a drilling program we undertook at the Mt. Todd gold mine during 2007 and a decrease in expenditures related to acquisitions of gold properties of $1,269. There were no acquisitions during 2007 as compared to the acquisition of the Mt. Todd gold mine in 2006.

Net cash used in investing activities in 2006 was $3,682 compared to $2,760 in 2005. The increase of $922 in 2006 is mostly due to an increase in additions to mineral properties of $1,068. This increase is due to the expenditures at Mt. Todd during the year and an increase in exploration costs at the Awak Mas project in Indonesia.

Financing Activities

We received net cash from financing activities of $4,324 in 2007 compared to net cash provided from financing activities of $54,279 in 2006 and $7,938 in 2005

Warrants exercised during 2007 produced cash proceeds of $3,609 as compared to $22,745 in 2006 and $750 in 2005. During 2007, $930 in cash proceeds was from exercises of warrants issued as part of our February 2006 private placement. There were no exercises of these warrants during 2006 or 2005. Also, during 2007, $2,533 in cash proceeds was from exercises of warrants issued as part of our September 2005 private placement as compared to $7,231 in 2006. There were no exercises of the September 2005 warrants during 2005. Also during 2007 $146 in cash proceeds was from the exercises of warrants issued as part of our February 2002 private placement as compared to $2,251 in 2006 and $464 in 2005. During 2006, $9,281 in cash proceeds was from exercises of warrants issued as part of our September 2004 private placement. There were no exercises of these warrants during 2005. During 2006, the remaining warrants issued as part of our February 2003 private placement were exercised for cash proceeds of $3,982 as compared to $286 in 2005. Also during 2006, $2,251 in cash proceeds was from exercises of warrants issued as part of our February 2002 private placement warrants as compared to $464 in 2005. (See Consolidated Financial Statements—Notes 7 and 8).

The exercise of stock options produced cash of $715 during 2007 as compared to $808 during 2006 and $25 during 2005. (See Consolidated Financial Statements—Note 9).

In February 2006, we completed a $3.3 million non-brokered private placement consisting of 649,684 equity units, each priced at $5.05. Each equity unit consisted of one common share and one warrant (see Consolidated Financial Statements—Note 7). These gross proceeds were offset by costs of $66 for subsequent registration for resale under the Securities Act of the shares issued in the private placement and the shares issuable upon exercise of the warrants, and legal expenses of $31 for net proceeds of $3.2 million.

In November 2006, we completed a $31.2 million public offering of 3,668,100 common shares priced at $8.50 per share. These gross proceeds were offset by an agents' commission of $1.6 million (representing 5% of gross proceeds), agents' fees of $148 and other offering expenses of $89 for net cash proceeds of $29.4 million. We also issued compensation warrants to two agents. The value of the warrants issued, using the Black-Scholes method, is $531. Net proceeds after non-cash costs were $28.9 million.

In September 2005, we completed a $7.8 million private placement financing consisting of 2,168,812 equity units, each priced at $3.60. Each equity unit consisted of one common share and one warrant (See Consolidated Financial Statements—Note 8(f)). These gross proceeds were offset by a 6% cash finder's fee totaling $468 paid in connection with the private placement. We also issued as a finder's fee 216,881 warrants, that number being 10% of the number of units issued in the private placement. The value of the warrants issued as a finder's fee, using the Black-Scholes method, is $401. We also paid direct costs connected with this private placement of $175, for net proceeds of $7.2 million.

Liquidity and Capital Resources

At December 31, 2007, our total assets were $51,346 as compared to $92,731 and $37,999 as of December 31, 2006 and 2005, respectively. Long-term liabilities totaled $30 at December 31, 2007, $4,877 at December 31, 2006 and $4,144 at December 31, 2005. At the same date in 2007, we had working capital of $27,284 compared to $49,693 in 2006 and a $2,642 in 2005.

Our working capital of $27,284 as of December 31, 2007, decreased from 2006 by $22,409 as compared to an increase from 2005 to 2006 of $47,051. The principal component of working capital for both 2007 and

2006 is cash and cash equivalents of $16,686 and $48,698, respectively. Other components include marketable securities (2007—$10,882; 2006—$791), accounts receivable (2007—$91; 2006—$645) and other liquid assets (2007—$289; 2006—$286). The decrease of $22,409 in working capital from 2007 to 2006 relates to the payment to Allied Nevada of $25,000 less the receivable of $483 pursuant to the Arrangement Agreement. At December 31, 2007, we held no debt with banks or financial institutions. Remaining amounts for liabilities at year-end 2007 are related to trade and corporate administration.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Annual Report on Form 10-K.

Contractual Obligations

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$84	$84	$—	$—	$—
Purchase obligations(1)	$2,200	$1,700	$400	$100	$—

Total	$2,284	$1,784	$400	$100	$—

(1)
On December 19, 2007 we signed an agreement with Grandcru Resources Corporation ("Grandcru") for Vista to acquire Grandcru's interest in two gold/silver mineral properties adjacent to our Guadalupe de los Reyes project in Mexico. Under the terms of the agreement, on closing we agreed to (a) pay Grandcru $425 less any amounts payable in back taxes on the mining concessions, and pay a private investment group known as the San Miguel Group $75 and (b) issue to Grandcru and the San Miguel Group, in aggregate, common shares of Vista with a value of $1,000. The cash payment was made, and an aggregate 213,503 common shares of Vista were issued, upon closing of the transaction on January 24, 2008.

  Purchase obligations also include option payments totaling $700 on the Guadalupe de los Reyes and Long Valley projects. For the Guadalupe de los Reyes Project, we still have outstanding $200, of which $100 is to be paid in less than a year and the remaining $100 to be paid in 1 to 3 years. For the Long Valley project, we still have outstanding $500, of which $100 is to be paid in less than a year, $300 is to be paid in 1 to 3 years and the remaining $100 to be paid in 3 to 5 years.

As of December 31, 2007, warrants outstanding to purchase Common Shares of Vista Gold totaled 678,088 with a weighted average exercise price of $6.68 and potential gross proceeds of $4,527.

Summary of Quarterly Results and 4th Quarter Review

(U.S. dollars in thousands, except per share data)

2007	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net loss	$(7,997)	$(2,200)	$(3,228)	$(776)
Basic and diluted price per share	(0.25)	(0.07)	(0.10)	(0.02)

2006	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net loss	$(776)	$(1,361)	$(926)	$(1,108)
Basic and diluted price per share	(0.02)	(0.05)	(0.04)	(0.05)

Transactions with Related Parties

Completion of the Arrangement

As previously reported (See Consolidated Financial Statements—Note 3), on May 10, 2007, the Arrangement was completed resulting in the transfer of the Corporation's Nevada-based mining properties and related assets to Allied Nevada and the Pescios' transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets.

Prior to the completion of the Arrangement, the immediate cash needs of Allied Nevada were met by loans from the Corporation pursuant to the Arrangement Agreement, which provided that, prior to the date of completion, the Corporation could loan money to its wholly-owned subsidiary that would hold the Corporation's Nevada assets prior to the closing, namely Vista Gold Holdings Inc., in amounts sufficient to undertake certain activities for the benefit of the business that Allied Nevada would operate after the completion of the transaction and to enable Allied Nevada to commence operations immediately after the completion of the transaction. These loans bore interest at the rate of 6% per annum and all principal and interest owing by Vista Gold Holdings Inc. to the Corporation in respect of such loans, aggregating $483 including principal and interest, were paid in full at the time of completion of the Arrangement.

Since the completion of the Arrangement, the Corporation no longer has any related party transactions with Allied Nevada.

Subsequent Events

Agreement to purchase equipment for the Paredones Amarillos project

On January 7, 2008 we entered into a formal agreement with A.M. King Industries, Inc. ("A.M. King") and Del Norte Company Ltd., a wholly owned subsidiary of A.M. King, to purchase gold processing equipment to be used at our Paredones Amarillos project. The aggregate purchase price is approximately $16.0 million, of which approximately $8.0 million was paid on signing of the purchase agreement. The remaining $8.0 million is payable in two installments which were made in February and March 2008. The purchase price includes the cost of relocating the equipment to Edmonton, Alberta, Canada. From this point, we will arrange for reconditioning and transportation of the equipment to the Paredones Amarillos project. The equipment includes a 10,000 tonne per day semi-autogenous (SAG) grinding mill, two ball mills, gyratory crusher and a shorthead cone crusher, along with other related components, spare parts and other process plant equipment.

Completion of acquisition of properties adjacent to the Guadalupe de los Reyes project

On January 24, 2008, we announced the completion of the acquisition of interests in various mineral properties adjacent to our Guadalupe de los Reyes project in Mexico (see Consolidated Financial Statements—Note 5(d)). The consideration paid by Vista for the acquisition of these interests included cash payments totaling $452 and the issuance of a total of 213,503 common shares of Vista, to Grandcru and the San Miguel Group, as noted above.

Updated capital and operating cost estimates for the Paredones Amarillos project

On February 13, 2008, we announced updated capital and operating cost estimates for the Paredones Amarillos project. The updated estimates assume an open pit mine and whole-ore leach processing with estimated metallurgical recovery of 91.5% to produce an average annual gold production of 117,000 ounces of gold per year over its 12.4-year life. The preproduction capital and preproduction development costs for the project using the whole-ore leach process are estimated to be approximately $169.1 million and the operating costs are estimated to be approximately $12.53 per tonne of ore processed, which represents an increase in the amounts previously disclosed in the Corporation's press release dated June 21, 2007. Work on the project is still ongoing and as a result, the estimated preproduction and estimated operating costs may change as further work is conducted.

Updated mineralized material calculation for the Mt. Todd gold project

On February 27, 2008, we announced that an updated gold mineralized material estimate for the Batman deposit at the Mt. Todd Gold Project in Northern Territory, Australia was completed on February 26, 2008, by Tetra Tech of Golden, Colorado. This updated estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, as defined in National Instrument 43-101, utilizing standard industry software and resource estimation methodology.

Brokered Private Placement of Convertible Notes

On March 7, 2008, we announced the closing of a private placement in which we offered and sold $30 million in aggregate principal amount of senior secured convertible notes (the "Notes"). The Notes will be convertible into Common Shares of Vista at any time at the option of the holder at a conversion price of $6.00 per share, subject to adjustment in certain circumstances, including if Vista's Common Shares are trading on the AMEX at less than $5.00 on the first anniversary of the date of issuance of the Notes, or if Vista issues Common Shares, or securities convertible into Common Shares, at a price of less than $6.00 during the term of the Notes, subject to a minimum conversion price of $4.80.

The Notes will bear interest from the date of issuance at a rate of 10% per annum (calculated and payable semi-annually in arrears) and will mature 3 years from the date of issuance (or on the earlier occurrence of an event of default). Our obligations under the Notes will be guaranteed by Minera Paredones Amarillos S.A. de C.V., and the guarantee will be secured by the personal property and real property associated with the Paredones Amarillos project.

We can prepay the outstanding principal and accrued interest at any time after one year from the date the Notes are issued, upon payment of one year's additional interest.

We will use the net proceeds of the offering of the Notes to finance the purchase of gold processing equipment to be used at the Paredones Amarillos project and to fund ongoing operations at the Paredones Amarillos project.

As compensation to Casimir Capital L.P., which served as the agent (the "Agent") in respect of the offering of the Notes, we paid to the Agent a cash fee of $1.2 million, being 4% of the gross proceeds of the offering, and issued to the Agent 200,000 common share purchase warrants, being 4% of number of Common Shares issuable upon the conversion of the Notes sold in the offering, assuming a conversion price of $6.00. Each such Agent's warrant will be exercisable for one common share for $6.00 per share until three years following the date of issuance.

Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Use of estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in Canada requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include mine closure and reclamation obligations, useful lives for asset depreciation purposes, impairment of mineral properties and stock-based compensation. Actual results could differ from these estimates.

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

Stock-based compensation and other stock-based payments

The Corporation records compensation expense on the granting of all stock-based compensation awards, including stock options grants to employees, calculated using the fair-value method. The Corporation uses the Hull-White Trinomial method of determining the fair value of the option on the date of the grant. When an employee or non-employee is granted stock options, the fair value of the immediately vested portion is expensed and included within the stock options balance within equity. As to the options vesting, the fair-value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. When an employee or non-employee exercises stock options, then the fair-value of the options on the date of the grant is transferred to common stock. When options are cancelled, the vested fair-value balance of the stock options is transferred to contributed surplus. When stock options are forfeited prior to becoming fully vested, any expense and fair-value previously recorded are reversed out accordingly. When options expire, the related fair-value istransferred to contributed surplus.

Financial Instruments

Effective January 1, 2007, the Corporation adopted CICA Handbook Sections 1530, "Comprehensive Income", 3855, "Financial Instruments—Recognition and Measurement" and 3861, "Financial Instruments—Disclosure and Presentation." The adoption of these new sections had no impact on the Corporation's financial statements on or before December 31, 2006 as the sections require adjustments to the carrying value of available-for-sale securities to be recorded within accumulated other comprehensive income on transition. Upon adoption of these sections, the Corporation made a one-time adjustment to the opening balance, as of January 1, 2007, of accumulated other comprehensive income in the amount of $532.

All available-for-sale securities are measured at fair-value. Gains and losses associated with these available-for-sale securities will be separately recorded as unrealized within other comprehensive income until such time the security is disposed of or becomes impaired, at which time any gains or losses will then be realized and reclassified to the statement of loss.

Upon adoption of the new "Section 3855—Financial Instruments", all regular-way purchases of financial assets are accounted for at trade date. Transaction costs on financial assets are treated as part of the investment cost.

Recent accounting pronouncements

In December 2006, the CICA issued Section 3862, "Financial Instruments—Disclosures" and Section 3863, "Financial Instruments—Presentations". These two standards replace Section 3861, "Financial Instruments—Disclosure and Presentation", revising disclosures related to financial instruments and carry forward unchanged presentation requirements. Upon adoption of these standards, entities will be required to provide quantitative and qualitative disclosures in the financial statements that enable users to evaluate the significance of financial instruments to the entity's financial position and performance and the nature and extent of risks arising from financial instruments. The standard also requires disclosure regarding management's objectives and the related policies and procedures established for managing risks associated with financial instruments. Entities will be required to disclose the measurement basis or bases used, and the criteria used to determine the classification of different types of instruments. The standard requires specific disclosures to be made regarding the designation of financial assets and liabilities as held for trading or available-for-sale. Disclosure is also required upon determination of impairment of the related financial asset or the use of an allowance account. This standard will be effective for fiscal years beginning on or after October 1, 2007. We are currently evaluating the impact of adopting this standard in 2008.

In December 2006, the CICA issued Section 1535, "Capital Disclosures", which establishes standards for disclosing information about an entity's capital and how the entity manages its capital. This section will be effective for fiscal years beginning on or after October 1, 2007. We are currently evaluating the impact of adopting this standard in 2008.

In January 2007, the CICA issued Section 3031, "Inventories", which provides guidance on the determination of costs and its subsequent recognition as an expense, and provides guidance on the cost formulas used to assign costs to inventories. This standard also prescribes the accounting treatment for the write-down of inventory to net realizable value. This standard will be effective for fiscal years beginning on or after January 1, 2008. We do not believe, at this time, that the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2008, the CICA issued Section 3064, "Goodwill and Intangible Assets", which replaces Section 3062, "Goodwill and Intangible Assets," and results in a withdrawal of CICA Section 3450, "Research and Development Costs," and amendments to Accounting Guideline (AcG) 11, "Enterprises in the Development Stage," and CICA Section 1000, "Financial Statement Concepts." The standard intends to reduce the differences with International Financial Reporting Standards ("IFRS") in the accounting for intangible assets and results in closer alignment with U.S. GAAP. Under current Canadian standards, more items are recognized as assets than under IFRS or U.S. GAAP. The objectives of CICA Section 3064 are to reinforce the principle-based approach to the recognition of assets only in accordance with the definition of an asset and the criteria for asset recognition; and clarify the application of the concept of matching revenues and expenses such that the current practice of recognizing assets that do not meet the definition and recognition criteria are eliminated. The standard will also provide guidance for the recognition of internally developed intangible assets (including research and development activities), ensuring consistent treatment of all intangible assets, whether separately acquired or internally developed. This standard will be effective for fiscal years beginning on or after October 1, 2008. We are currently evaluating the impact of adopting this standard in 2009.

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

As of December 31, 2007, we had no debt outstanding, nor do we have any investment in debt instruments other than highly liquid short-term investments. On March 7, 2008, we announced the closing of a private placement in which we offered and sold $30 million in aggregate principal amount of secured senior convertible notes. The notes bear interest at a rate of 10% per annum (calculated and payable semi-annually in arrears) and will mature on March 4, 2011. We do not consider our interest rate risk exposure to be significant at this time.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management's Responsibility for Financial Information

To the Shareholders of Vista Gold Corp.

The consolidated financial statements are the responsibility of the Board of Directors and management. The accompanying consolidated financial statements of the Corporation have been prepared by management based on information available through March 14, 2008; these consolidated financial statements are in accordance with Canadian generally accepted accounting principles, and have been reconciled to United States generally accepted accounting principles as presented in Note 17.

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

The Audit Committee of the Board of Directors is comprised of four outside directors, that meets regularly with management to ensure that management is maintaining adequate internal controls and systems and meets regularly with the independent auditors prior to recommending to the Board of Directors approval of the annual and quarterly consolidated financial statements of the Corporation.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, Chartered Accountants, who were appointed by the shareholders. The auditors' report outlines the scope of their examination and their opinion on the consolidated financial statements.

/s/ Michael B. Richings	/s/ Gregory G. Marlier

Michael B. Richings	Gregory G. Marlier
Executive Chairman and Chief Executive Officer	Chief Financial Officer

March 17, 2008	March 17, 2008

Independent Auditors' Report

To the Shareholders of Vista Gold Corp.

We have completed integrated audits of Vista Gold Corp's consolidated financial statements and internal control over financial reporting as at December 31, 2007 and December 31, 2006. We also completed an audit of Vista Gold Corp.'s 2005 consolidated financial statements. Our opinions, based on our audits, are presented below.

Consolidated Financial statements

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. as at December 31, 2007 and December 31, 2006, and the related consolidated statements of loss, comprehensive loss, deficit and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the Company's financial statements as at December 31, 2007 and December 31, 2006 and for each of the years in three year period ended December 31, 2007 in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007 in accordance with Canadian generally accepted accounting principles.

Internal control over financial reporting

We have also audited Vista Gold Corp's internal control over financial reporting as at December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting in Item 9A of the Annual Report on Form 10-K. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the COSO.

(signed) PricewaterhouseCoopers LLP

Vancouver, British Columbia
 Chartered Accountants
March 14, 2008

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	Years ended December 31,
	2007	2006
	(U.S. dollars in thousands)
Assets:
Cash and cash equivalents	$16,686	$48,698
Marketable securities—Note 4	10,882	791
Accounts receivable, net of allowances	91	645
Prepaids and other	289	286

Current assets	27,948	50,420
Mineral properties—Note 5	18,052	11,227
Plant and equipment—Note 6	467	134
Prepaid Arrangement costs	—	1,841
Other long-term receivables	66	166
Assets held for sale—Note 3	4,813	28,943

	23,398	42,311

Total assets	$51,346	$92,731

Accounts payable	$102	$153
Accrued liabilities and other	562	574

Current liabilities	664	727
Liabilities held for sale—Note 3	30	4,877

Total liabilities	694	5,604

Capital stock, no par value:—Note 7
Preferred—unlimited shares authorized; no shares outstanding
Common—unlimited shares authorized; shares outstanding:
2007—33,257,906 and 2006—31,674,623	220,772	215,618
Warrants—Note 8	531	932
Stock Options—Note 9	3,824	2,239
Contributed surplus	253	253
Accumulated other comprehensive income—Note 10	7,547	—
Deficit	(181,275)	(131,915)

Total shareholders' equity	50,652	87,127

Total liabilities and shareholders' equity	$51,346	$92,731

Commitments and Contingencies—Note 11
Subsequent Events—Note 19

Approved by the Board of Directors

/s/ John M. Clark John M. Clark Director	/s/ C. Thomas Ogryzlo C. Thomas Ogryzlo Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	Years ended December 31,
				Cumulative during Exploration Stage
	2007	2006	2005
	(U.S. dollars in thousands, except share data)
Income:
Interest income	$1,228	$673	$119	$2,019
Other income	67	225	11	367
Gain on disposal of marketable securities	158	129	40	331
Gain on disposal of assets	—	—	—	53
Cost recoveries related to USF&G lawsuit	—	—	—	240

Total other income	$1,453	$1,027	$170	$3,010
Costs and expenses:
Exploration, property evaluation and holding costs	$(734)	$(417)	$(553)	$(1,795)
Corporate administration and investor relations	(5,162)	(2,501)	(2,752)	(14,469)
Costs of Arrangement	(2,901)	—	—	(2,901)
Depreciation and amortization	(112)	(42)	(22)	(200)
Gain/(loss) on currency translation	(8)	14	(4)	(42)
Provision for doubtful accounts	(395)	—	—	(395)
Other expense	(23)	—	—	(23)

Total costs and expenses	(9,335)	(2,946)	(3,331)	(19,825)

Loss from continuing operations	$(7,882)	$(1,919)	$(3,161)	$(16,815)
Loss from discontinued operations	$(6,319)	$(2,252)	$(1,423)	$(16,585)

Net loss	$(14,201)	$(4,171)	$(4,584)	$(33,400)

Other comprehensive income:
Unrealized fair-value increase on available-for-sale securities	7,173
Realized gain on available-for-sale securities	(158)

	7,015

Comprehensive loss	$(7,186)

Weighted average number of shares outstanding	32,371,609	26,142,324	18,813,193
Basic and diluted loss per share from continuing operations	$(0.24)	$(0.07)	$(0.17)
Basic and diluted loss per share	$(0.44)	$(0.16)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF DEFICIT

	Years ended December 31,
	2007	2006	2005
	(U.S. dollars in thousands)
Deficit, beginning of period	$(131,915)	$(127,744)	$(123,160)
Net loss	(14,201)	(4,171)	(4,584)
Dividend-in-kind — Note 3	(36,159)	—	—

Deficit, end of period	$(182,275)	$(131,915)	$(127,744)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
				Cumulative during Exploration Stage
	2007	2006	2005
	(U.S. dollars in thousands)
Cash flows from operating activities:
Loss for the period — continuing operations	$(7,882)	$(1,919)	$(3,161)	$(16,815)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	114	49	22	223
Stock-based compensation	2,014	791	415	4,293
Gain on disposal of assets	—	—	—	(53)
Cost recoveries related to USF&G lawsuit	—	—	—	(240)
Write-down of marketable securities	25	—	—	143
Write-down of mineral properties	—	—	—	—
Gain on disposal of marketable securities	(219)	(190)	(40)	(593)
Loss on currency translation	—	—	—	44
Prepaid transaction costs	1,841	—	—	1,841
Other non-cash items	—	(186)	—	(64)
Change in operating assets and liabilities:
Accounts receivable	71	(506)	21	(455)
Supplies inventory, prepaids and other	(27)	73	25	(109)
Accounts payable and accrued liabilities and other	(222)	380	132	(676)

Net cash used in operating activities	(4,285)	(1,508)	(2,586)	(12,461)
Cash flows from investing activities:
Acquisition of marketable securities	(289)	(454)	(98)	(934)
Proceeds from sale of marketable securities	258	379	79	984
Additions to mineral properties, net of cost recoveries	(6,354)	(2,185)	(1,117)	(11,887)
Acquisition of mineral property	—	(1,269)	(1,611)	(2,880)
Additions to plant and equipment	(447)	(153)	(13)	(671)
Proceeds on disposal of plant and equipment	—	—	—	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	(24,517)	—	—	(24,517)

Net cash used in investing activities	(31,349)	(3,682)	(2,760)	(39,853)
Cash flows from financing activities:
Net proceeds from equity financings — Note 7	—	32,567	7,163	54,409
Proceeds from exercise of warrants — Note 7	3,609	22,745	750	36,079
Proceeds from exercise of stock options — Note 7	715	808	25	2,655
Prepaid transaction costs	—	(1,841)	—	(1,841)

Net cash provided by financing activities	4,324	54,279	7,938	91,302
Increase/(decrease) in cash and cash equivalents — continuing operations	(31,310)	49,089	2,592	38,988
Increase/(decrease) in cash and cash equivalents — discontinued operations (Note 3)	(702)	(2,418)	(6,481)	(22,976)

Net increase/(decrease) in cash and cash equivalents	(32,012)	46,671	(3,889)	16,012
Cash and cash equivalents, beginning of period — continuing operations	48,698	2,027	5,916	674
Cash and cash equivalents, end of period	$16,686	$48,698	$2,027	$16,686

Supplemental disclosure with respect to Cash Flow—Note 13

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tabular information set out below is in thousands of United States dollars, except as otherwise stated.

1. Nature of operations

The Corporation evaluates, acquires and explores gold exploration and potential development projects. As such, the Corporation is considered an Exploration Stage Enterprise. The Corporation's approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, the Corporation looks for opportunities to improve the value of its gold projects through exploration drilling, and/or re-engineering the operating assumptions underlying previous engineering work.

Beginning in 2007, the Board of Directors and management have decided to take on a new direction regarding the Corporation's more advanced projects. The more advanced projects will move forward through advanced and pre-feasibility studies, so production decisions can be made on those projects.

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

(b)
Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated. The Corporation's subsidiaries and percentage ownership in these entities as of December 31, 2007 are:

Ownership
Vista Gold U.S., Inc. and its wholly-owned subsidiaries	100%
Vista California, LLC
Idaho Gold Resources LLC
Granges Inc. (previously called Granges (Canada) Inc.)	100%
Minera Paredones Amarillos Holding Corp.	100%
Minera Paredones Amarillos S.A. de C.V.
Vista Gold (Antigua) Corp. and its wholly-owned subsidiary	100%
Compania Inversora Vista S.A. and its wholly-owned subsidiaries
Minera Nueva Vista S.A.
Compania Exploradora Vistex S.A.
Vista Gold (Barbados) Corp. and its wholly-owned subsidiary	100%
Salu Siwa Pty. Ltd and its wholly-owned subsidiary
PT Masmindo Dwi
Vista Minerals (Barbados) Corp. and its wholly-owned subsidiary	100%
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

(f)
Allowance for Accounts Receivable

The Corporation evaluates the collectability of our accounts receivables based on a combination of factors. In circumstances were we are aware of a specific entity's inability to meet its financial obligations to us, the Corporation records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Corporation reasonably believes will be collected.

(f)
Marketable securities

Effective January 1, 2007, the Corporation adopted CICA Handbook Sections 1530, "Comprehensive Income", 3855, "Financial Instruments—Recognition and Measurement" and 3861, "Financial Instruments—Disclosure and Presentation." The adoption of these new sections had no impact on the Corporation's financial statements on or before December 31, 2006 as the sections require adjustments to the carrying value of available-for-sale securities to be recorded within accumulated other comprehensive income on transition. Upon adoption of these sections, the Corporation made a one-time adjustment to the opening balance, as of January 1, 2007, of accumulated other comprehensive income in the amount of $532.

All available-for-sale securities are measured at fair-value. Gains and losses associated with these available-for-sale securities will be separately recorded as unrealized within other comprehensive income until such time the security is disposed of or becomes impaired, at which time any gains or losses will then be realized and reclassified to the statement of loss.

Upon adoption of the new "Section 3855—Financial Instruments", all regular-way purchases of financial assets are accounted for at trade date. Transaction costs on financial assets are treated as part of the investment cost.

(g)
Mineral properties

Mineral property acquisition costs and exploration expenditures are recorded at cost and are deferred until the viability of the property is determined. No properties have reached the development stage at this time.

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

(h)
Plant and equipment

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging primarily from three to ten years. Significant expenditures, which increase the life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. Upon sale or retirement of assets, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations.

(i)
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

(j)
Loss per share

Loss per share is calculated by dividing the loss for the year by the weighted average number of Common Shares outstanding during the year. The effect of potential issuances of common share equivalents under options and warrants would be anti-dilutive and therefore, the basic and diluted losses per share are the same.

(k)
Stock-based compensation

The Corporation records compensation expense on the granting of all stock-based compensation awards, including stock options grants to employees, calculated using the fair-value method. The Corporation uses the Hull-White Trinomial method of determining the fair value of the option on the date of the grant. When an employee or non-employee is granted stock options, the fair value of the immediately vested portion is expensed and included within the stock options balance within equity. As to the options vesting, the fair-value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. When an employee or non-employee exercises stock options, then the fair-value of the options on the date of the grant is transferred to common stock. When options are cancelled, the vested fair-value balance of the stock options is transferred to contributed surplus. When stock options are forfeited prior to becoming fully vested, any expense and fair-value previously recorded are reversed through income. When options expire, the related fair-value is transferred to contributed surplus.

(l)
Warrants

Warrants issued as consideration for mineral properties and services rendered are recorded at fair value.

(m)
Variable Interest Entities

Effective January 1, 2005, the Corporation adopted Accounting Guidelines AcG-15, Consolidation of Variable Interest Entities, which requires consolidation of entities in which the Corporation has a controlling financial interest. The Corporation has determined that it has no variable interest entities.

3. Dispositions and assets held for sale

Completion of the Arrangement involving Vista Gold Corp., Allied Nevada Gold Corp. and the Pescios

The previously announced Arrangement involving the Corporation, Allied Nevada Gold Corp. ("Allied Nevada"), Carl Pescio and Janet Pescio (the "Pescios") pursuant to the Arrangement and Merger Agreement between the parties dated as of September 22, 2006 as amended (the "Arrangement Agreement"), closed on May 10, 2007. The transaction resulted in the acquisition by Allied Nevada of the Corporation's Nevada-based properties and the Nevada mineral assets of Carl and Janet Pescio. Of the 38,933,055 shares of Allied Nevada common stock (the "Allied Nevada Shares") issued as part of the transaction, 12,000,000 were issued to Carl and Janet Pescio as partial consideration for the acquisition of their Nevada mineral assets and 26,933,055 were issued to the Corporation in accordance with the Arrangement. As part of the transaction, the Corporation's shareholders exchanged each of their old common shares and received: (i) one Common Share and (ii) a pro rata portion of (A) the number of Allied Nevada Shares received by the Corporation as part of the Arrangement less (B) the number of Allied Nevada Shares retained by Vista Gold to facilitate payment of any taxes payable in respect of the Arrangement. Accordingly, of the 26,933,055 Allied Nevada Shares issued to the Corporation, 25,403,207 shares were distributed to shareholders of the Corporation by way of an in-kind dividend with a value of $36,159 and the Corporation retained 1,529,848 shares to facilitate the payment of any taxes payable by the Corporation in respect of the Arrangement. The Common Shares of the Corporation and the Allied Nevada Shares began trading on May 10, 2007, on the Toronto Stock Exchange and the American Stock Exchange. Also, under the Arrangement Agreement, the Corporation transferred $25.0 million less the outstanding receivable of $0.5 million to Allied Nevada.

The 1,529,848 Allied Nevada Shares that the Corporation retained have a book value of $2.19 million, which is the difference between the net assets transferred to Allied Nevada of $38,343 and the dividend-in-kind of $36,159 distributed to the Corporation's shareholders. The dividend-in-kind amount of $36,159 was derived from dividing the net assets by the number of shares received from Allied Nevada to derive a per share amount and then multiplying that amount by the number of shares distributed to the shareholders of the Corporation. These available-for-sale securities have been fair-valued as of December 31, 2007 and have a fair market value of $9.5 million based on the Allied Nevada share price at that date. The fair market value of these shares is included in marketable securities on the Corporation's Consolidated Balance Sheets and the unrealized gain recorded within other comprehensive income.

The aggregate carrying amount of the net assets transferred from the Corporation to Allied Nevada is as follows:

	May 10, 2007	December 31, 2006
	(U.S. dollars in thousands)
Assets:
Cash and cash equivalents	$25,000	$—
Accounts receivable	7	102
Supplies, inventory, prepaids and other	119	121

Current assets	$25,126	$223
Restricted cash	5,385	5,320
Mineral properties—Note 5	9,867	10,196
Plant and equipment—Note 6	929	996
Reclamation premium costs and other assets	1,839	1,882

	18,020	18,394

Total assets related to Arrangement	$43,146	$18,617

Liabilities:
Accounts payable	$—	$9
Accrued liabilities and other	120	152

Current liabilities	$120	$161
Capital lease obligation	20	23
Asset retirement obligation and closure costs	4,663	4,663

Total liabilities related to Arrangement	$4,803	$4,847

Net assets related to Arrangement	$38,343	$13,770

The Corporation has allocated corporate overhead income and expenses to Allied Nevada based on the ratio of mineral properties transferred to Allied Nevada. These allocations, along with the actual income and expenses of the Corporation's subsidiaries that held the assets transferred are listed on the Statements of Loss as losses from discontinued operations. Losses and cash flows from the Nevada-based properties, included in discontinued operations are as follows:

	May 10, 2007	December 31, 2006	December 31, 2005
Income:
Interest income	$305	$539	$134
Gain on disposal of assets	—	—	7
Gain on disposal of marketable securities	62	61	—
Other income	2	24	1

Total other income	$369	$624	$142

Costs and expenses:
Exploration, property evaluation and holding cocts	$(341)	$(1,354)	$(1,305)
Corporate administration and investor relations	(383)	(1,181)	—
Depreciation and amortization	(70)	(199)	(199)

Total costs and expenses	(794)	(2,734)	(1,504)

Net loss from discontinued operations	$(425)	$(2,110)	$(1,362)

Operating activities	$(260)	$(1,780)	$(732)
Financing activities	(62)	(495)	(5,603)

Net increase/decrease in cash and cash equivalents	$(322)	$(2,275)	$(6,335)

Also, upon completion of the Arrangement, $2,352 in costs associated with the Arrangement previously held as prepaid items were expensed. These costs included legal fees, tax and audit fees, regulatory fees, consultant fees and other items related to the completion of the Arrangement that were not eventually reimbursable by Allied Nevada.

Amayapampa

The Corporation acquired the Amayapampa gold project, in Bolivia, in 1996. The project is being held on care and maintenance and holding costs are expensed. On March 13, 2007, the Corporation entered into an agreement with Luzon Minerals Ltd. ("Luzon") to sell the Amayapampa project to Luzon. This agreement replaced all prior agreements between the Corporation and Luzon, as previously reported, with respect to the Amayapampa project.

On November 20, 2007, the Corporation announced that Luzon had decided not to exercise its option to acquire its interest in the Amayapampa project, citing Luzon's inability to advance the project with its current financial and personnel resources. Since the termination of this agreement the Corporation has been actively engaged in locating another buyer for the Amayapampa project and accepting proposals from other interested companies, and therefore, at year end, it was determined that the Amayapampa project was held for sale. Upon making this determination, the Corporation assessed the fair market value of the Amayapampa project using economic models incorporating the terms of an arm's length proposal to purchase the Amayapampa project currently under consideration by the Corporation. The models employed various production scenarios, a weighted-average gold price of $716 per ounce and discount rates of 10% and 15% reflecting management's assessment of the risks associated with the development.

The average of these calculations indicated a fair market value for the Amayapampa project of $4,813 at December 31, 2007 as compared to the carrying value of $10,326 for the Amayapampa project which necessitated a write-down to fair market value of $5,513. This write-down has been classified as a loss from discontinued operations as the asset is considered to be held for sale.

As of December 31, 2007, the Corporation held the following assets and liabilities relating to Amayapampa for sale:

	December 31, 2007	December 31, 2006
	(U.S. dollars in thousands)
Assets:
Mineral properties	$4,813	$10,326

Total assets held for sale	$4,813	$10,326

Liabilities:
Accounts payable	$5	$5

Current liabilities	$5	$5
Other long term liabilities	25	25

Total liabilities held for sale	$30	$30

Net assets held for sale	$4,783	$10,296

Since the Amayapampa project is held for sale, the losses associated with the project have been classified as discontinued operations on the Consolidated Statement of Loss and Consolidated Statement of Cash Flows. Losses and cash flows from Amayapampa, included in discontinued operations are as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
Costs and expenses:
Exploration, property evaluation and holding costs	$(371)	$(140)	$(59)
Impairment of mineral property	(5,513)	—	—
Corporate administration, investor relations and other	(10)	(2)	(2)

Total costs and expenses	(5,894)	(142)	(61)

Net loss from discontinued operations	$(5,894)	$(142)	$(61)

	December 31, 2007	December 31, 2006	December 31, 2005
Operating activities	$(380)	$(142)	$(61)
Financing activities	—	—	(85)

Net increase/decrease in cash and cash equivalents	$(380)	$(142)	$(146)

4. Marketable securities

	At December 31, 2007			At December 31, 2006
	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value
	(U.S. dollars in thousands)
Allied Nevada Gold Corp.	$2,194	$7,322	$9,516	$—	$—	$—
Esperanza Silver Corp.	10	134	144	16	404	420
Luzon Minerals	462	(322)	140	462	(102)	360
Nevgold Resources Corp.	177	(4)	173	33	14	47
Other	492	417	909	280	216	496

	$3,335	$7,547	$10,882	$791	$532	$1,323

Prior to January 1, 2007, the Corporation did not recognize unrealized gains or losses on available-for-sale securities within the financial statements. On January 1, 2007, the Corporation adopted CICA Handbook Sections 1530, "Comprehensive Income" and 3855, "Financial Instruments—Recognition and Measurement" which resulted in a one-time adjustment to the opening balance, as of January 1, 2007, of other comprehensive income of $532.

5. Mineral Properties

	December 31, 2007			December 31, 2006
	Cost	Accumulated Amortization and Write-downs	Net	Cost	Accumulated Amortization and Write-downs	Net
	(U.S. dollars in thousands)
Maverick Springs, United States	$—	$—	$—	$1,471	$—	$1,471
Mountain View, United States	—	—	—	854	—	854
Wildcat, United States	—	—	—	1,017	—	1,017
Hasbrouck and Three Hills, United States	—	—	—	386	—	386
F.W. Lewis, Inc. Properties, United States	—	—	—	2,968	—	2,968
Hycroft mine, United States	—	—	—	21,917	21,917	—
Hycroft Royalty, United States	—	—	—	3,500	—	3,500

Mineral properties transferred to Allied Nevada Gold Corp.	—	—	—	32,113	21,917	10,196
Long Valley, United States	948	—	948	641	—	641
Yellow Pine, United States	739	—	739	593	—	593
Paredones Amarillos, Mexico	3,987	—	3,987	3,218	—	3,218
Guadalupe de los Reyes	1,389	—	1,389	1,249	—	1,249
Awak Mas, Indonesia	3,269	—	3,269	2,590	—	2,590
Mt. Todd, Australia	7,330	—	7,330	2,875	—	2,875
Other	390	—	390	61	—	61

Mineral properties retained by the Corporation	$18,052	$—	$18,052	$11,227	$—	$11,227

	2006	2007
	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Cost recovery	Write-downs	Retained by Vista Gold Corp.	Transferred to Allied Nevada Gold Corp.	Year to date activity	December 31, Ending Balance
	(U.S. dollars in thousands)
Maverick Springs, United States	$1,471	$—	$—	$—	$—	$—	$—	$(1,471)	$(1,471)	$—
Mountain View, United States	854	—	—	1	—	—	—	(855)	(854)	—
Wildcat, United States	1,017	—	—	—	—	—	—	(1,017)	(1,017)	—
Hasbrouck and Three Hills, United States	386	—	—	—	—	—	—	(386)	(386)	—
F.W. Lewis, Inc. Properties, United States	2,968	—	—	3	(24)	—	(309)	(2,638)	(2,968)	—
Hycroft Royalty, United States	3,500	—	—	—	—	—	—	(3,500)	(3,500)	—

Mineral properties transferred to Allied Nevada Gold Corp.	$10,196	—	—	4	(24)	—	(309)	(9,867)	(10,196)	—
Long Valley, United States	641	—	250	57	—	—	—	—	307	948
Yellow Pine, United States	593	—	100	46	—	—	—	—	146	739
Paredones Amarillos, Mexico	3,218	—	—	769	—	—	—	—	769	3,987
Guadalupe de los Reyes, Mexico	1,249	—	100	40	—	—	—	—	140	1,389
Awak Mas, Indonesia	2,590	—	—	679	—	—	—	—	679	3,269
Mt. Todd, Australia	2,875	—	—	4,455	—	—	—	—	4,455	7,330
Other	61	—	—	21	—	—	309	—	330	391

Mineral properties retained by the Corporation	$11,227	$—	$450	$6,066	$—	$—	$309	$—	$6,825	$18,052

Prior to the completion of the Arrangement, the F.W. Lewis, Inc. properties included three properties in Colorado. These three properties were retained by the Corporation and are now owned by Vista Gold U.S. Inc. The carrying value of these three properties was $309.

Measurement Uncertainty

The Corporation believes that the fair value of its mineral properties exceeds the carrying value; however, a write-down in the carrying values of one or more of the Corporation's properties may be required as a result of evaluation of gold resources and application of an impairment test which is based on estimates of gold resources and gold prices.

(a)
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

(b)
Yellow Pine

On November 7, 2003, Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of the Corporation entered into an Option to Purchase Agreement for a nine year option to purchase 100% of the Yellow Pine gold project for $1.0 million. Idaho Gold made an option payment of $100,000 upon execution of the agreement, an option payment of $100,000 on each of the first, second, third and fourth anniversary dates of the agreement. The agreement calls for Idaho Gold to make five more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1.0 million. If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1.0 million. Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the seventeen claims are subject to an underlying 5% net smelter returns royalty.

(c)
Paredones Amarillos

The Corporation acquired 100% of the Paredones Amarillos gold project in Mexico from Viceroy Resource Corporation on August 29, 2002. The total cost of this project included cash payments of $786,000 for acquisition and related costs, the issuance of 303,030 equity units with a fair value of $1,212,000 and a cash payment of $320,000 on August 29, 2003.

Certain concessions on the Paredones Amarillos project are subject to a 2% net profits interest retained by a former owner.

(d)
Guadalupe de los Reyes

On August 1, 2003, the Corporation executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project in Sinaloa State, Mexico and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. During a due diligence period prior to the signing of the purchase agreement, the Corporation made payments to the owner totaling $100,000, and upon exercising its option to complete the purchase, paid an additional $200,000. On August 4, 2004, the Corporation issued 138,428 Common Shares valued at $500,000. An additional $500,000 in cash is to be paid in installments of $100,000 on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. The Corporation has made the first, second and third $100,000 payments under the agreement. A 2% net smelter returns royalty is held by the previous owner and may be acquired by the Corporation at any time for $1.0 million.

On December 19, 2007, the Corporation announced that it and Grandcru Resources Corporation ("Grandcru") had signed an agreement for the Corporation to acquire Grandcru's interest in two gold/silver mineral properties adjacent to Guadalupe de los Reyes, subject to receipt of all necessary regulatory and other approvals.

Under the terms of the agreement, the Corporation agreed to (a) pay Grandcru $425,000 less any amounts payable in back taxes on the mining concessions, and pay a private investment group known as the San Miguel Group $75,000, and (b) issue to Grandcru and the San Miguel Group, in aggregate, common shares of the Corporation with a value of $1,000,000 (amounting to 213,503 Common Shares) on closing. In addition, the Corporation has reached an agreement with Goldcorp Inc. and its Mexican subsidiary, Desarrollos Mineros San Luis, S.A. de C.V. (together, "San Luis"), and with the San Miguel Group to complete the acquisition of their respective interests in the mining concessions at the same time as the closing occurs with Grandcru. The Corporation agreed ti pay a 2% net smelter returns royalty on all minerals produced payable to the San Miguel Group on the mining concessions known as the San Miguel Concessions. The Corporation agreed to pay San Luis a 1% net smelter returns royalty on mining concessions known as the San Luis Concessions and the San Miguel Concessions, and 2% to 3% net smelter returns royalty depending on the gold price on the Corporation's mining concessions known as the

Gaitán Concessions. Certain of the San Luis Concessions are subject to a pre-existing underlying royalty of 3% net smelter returns royalty payable to Sanluis Corporación, S.A. de C.V.

(e)
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

(f)
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

As part of the agreements, the Corporation agreed to pay Pegasus, AU$1.0 million ($739,600) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory's costs of management and operation of the Mt. Todd site up to a maximum of approximately AU$375,000 (approximately $277,500) during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years. Additionally, the Corporation agreed to issue common shares with a value of CDN$1.0 million (amounting to 177,053 common shares) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production. Other agreement terms provide that the Corporation will undertake a technical and economic review of the mine and possibly form one or more joint ventures with the JAAC. In June 2006, the transactions contemplated under the agreements were completed and effective, with funds held in escrow released to the ultimate vendors and the common shares issued to the JAAC.

6. Plant and Equipment

	December 31, 2007			December 31, 2006
	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net
	(U.S. dollars in thousands)
Hycroft mine, United States	$11,949	$11,036	$913	$11,949	$10,969	$980
F.W. Lewis, Inc. Properties, United States	31	15	16	31	15	16

PP&E transferred to Allied Nevada Gold Corp.	11,980	11,051	929	11,980	10,984	996

Awak Mas, Indonesia	98	43	55	96	24	72
Mt. Todd, Australia	397	54	343	30	2	28
Paredones Amarillos, Mexico	33	2	31	—	—	—
Corporate, United States	455	417	38	429	395	34

PP&E retained by the Corporation	$983	$516	$467	$555	$421	$134

7. Capital stock

Common Shares issued and outstanding

	Number of shares issued	Capital stock ($000's)
As of December 31, 2004	17,961,590	$149,747
Private placement September 2005, net (f)	2,168,812	6,763
Warrants exercised from February 2003 private placement (a)	73,000	286
Warrants exercised from February-March 2002 private placement (b)	309,002	464
Stock options exercised, for cash—Note 9	7,858	25
Shares issued for acquistion of gold properties, net (c)	250,000	1,217
Shares issued for services (d)	15,000	73

Issued during 2005	2,823,672	8,828

As of December 31, 2005	20,785,262	$158,575
Private placement February 2006, net (g)	649,684	3,184
Public offering November 2006, net (h)	3,668,100	28,852
Warrants exercised from February-March 2002 private placement (b)	1,500,631	2,251
Warrants exercised from February 2003 private placement (a)	947,000	3,982
Warrants exercised from September 2004 private placement (e)	1,953,956	9,281
Warrants exercised from September 2005 private placement (f)	1,763,812	7,231
Exercise of stock options, cash—Note 9	219,125	808
Exercise of stock options, fair value—Note 9	—	469
Shares issued for acquisition of gold properties (c)	177,053	877
Shares issued for services (d)	10,000	108

Issued during 2006	10,889,361	57,043

As of December 31, 2006	31,674,623	$215,618
Warrants exercised from February-March 2002 private placement (b)	97,465	146
Warrants exercised from September 2005 private placement, cash (f)	980,385	2,533
Warrants exercised from September 2005 private placement, fair value	—	401
Warrants exercised from February 2006 private placement (g)	262,280	930
Exercise of stock options, cash—Note 9	243,153	715
Exercise of stock options, fair value—Note 9	—	429

Issued during 2007	1,583,283	5,154

As of December 31, 2007	33,257,906	$220,772

(a)   Warrants exercised from February 2003 private placement

During the twelve months ended December 31, 2006 and 2005, 947,000 and 73,000 of the warrants issued in the February 2003 private placement have been exercised for total gross proceeds of $3,982,600 and $286,160 (Note 8).

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

(b)   Warrants exercised from February-March 2002 private placement

During the twelve months ended December 31, 2007, 2006 and 2005, 97,465, 1,500,631 and 309,002 of the warrants issued in the February-March 2002 private placement have been exercised for total gross proceeds of $146,198, $2,250,947 and $463,503, respectively (Note 8).

(c)   Common Shares issued for acquisition of gold properties, net

On December 19, 2007, the Corporation agreed to issue Common Shares with a value of $1,000,000 to Grandcru Resources Corporation and a private investor group known as the San Miguel Group, as partial consideration for the Corporation's acquisition of Grandcru's interest in two gold/silver mineral properties adjacent to the Corporation's Guadalupe de los Reyes property. Accordingly, an aggregate 213,503 Common Shares of the Corporation were issued on closing of the transaction on January 24, 2008 (Note 5(d)).

On June 29, 2006, the Corporation issued 177,053 Common Shares valued at $877,466, to the JAAC as consideration for the JAAC entering into the purchase agreement of the Mt. Todd gold mine and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production (Note 5(f)).

On December 9, 2005, the Corporation agreed to issue 250,000 Common Shares valued at $1,217,500 as partial payment towards the purchase of an option to purchase the outstanding shares of F.W. Lewis, Inc.

(d)   Common Shares issued for services, net

Pursuant to an agreement executed May 5, 2006, with Quest Capital Corp. ("Quest"), Quest agreed to provide advisory services to the Corporation for a monthly fee of $10,000 and 10,000 Common Shares of the Corporation. The 10,000 Common Shares were issued on October 10, 2006 and were valued at $10.76 per Common Share for total consideration of $107,600.

On December 7, 2005, the Corporation entered into a non-binding term sheet for a bridge credit facility (the "facility") with Quest. A non-refundable loan fee of 15,000 Common Shares valued at $73,050 in the capital of the Corporation was payable for providing the facility. In January 2006, the Corporation decided not to proceed with this facility.

(e)   Warrants exercised from September 2004 private placement

During the twelve months ended December 31, 2006, 1,953,956 warrants issued in the September 2004 private placement were exercised for gross proceeds of $9,281,291.

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

(f)    Warrants exercised from September 2005 private placement

On September 23, 2005, the Corporation completed a private placement financing in which it sold and issued a total of 2,168,812 units, at a price of $3.60 per unit for aggregate gross proceeds of $7,807,723. Net cash proceeds to the Corporation after a finder's fee of $468,463, costs to register the shares of $69,146, and legal expenses of $106,279 were approximately $7,163,835. Net proceeds after non-cash cost of broker warrants of $401,241 were approximately $6,762,594. Each unit consisted of one Common Share and one warrant to acquire an additional Common Share of Vista Gold at an exercise price of $4.10. Upon completion of the Arrangement, the number of shares to be issued in connection with the outstanding warrants was adjusted so that each warrant entitled the holder thereof upon exercise to receive 1.904 common shares per warrant (see Note 8).

During the twelve months ended December 31, 2007 and 2006, 980,385 and 1,763,812 Common Shares were issued upon exercise of the September 2005 private placement warrants for gross proceeds of $2,533,312 and $7,231,629, respectively.

(g)   Warrants exercised from February 2006 private placement

On February 2, 2006, the Corporation completed a non-brokered private placement financing in which it sold and issued a total of 649,684 units (the "Units"), at a price of $5.05 per Unit for aggregate gross proceeds of $3,280,904. Net cash proceeds to the Corporation after costs of $66,112 for subsequent registration for resale under the Securities Act of the shares issued in the private placement and the shares issuable upon exercise of the warrants, and legal expenses of $30,719, were $3,184,073. Each Unit consisted of one Common Share and one Common Share purchase warrant entitling the holder to acquire an additional Common Share of Vista Gold at an exercise price of $6.00 for a period of two years from the date of issue. Upon completion of the Arrangement, the number of shares to be issued in connection with the outstanding warrants was adjusted so that each warrant entitled the holder thereof upon exercise to receive 1.894 common shares per warrant (see Note 8).

During the twelve months ended December 31, 2007, 262,280 Common Shares were issued upon exercise of the February 2006 private placement warrants for gross proceeds of $930,000.

(h)   Public Offering November 2006, net

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

A commission of $1,558,943 (representing 5% of gross proceeds) was paid to one of two agents to the Corporation in conjunction with the public offering. The Corporation also issued, as additional consideration to the agents, compensation warrants entitling the agents to purchase an aggregate of 183,405 Common Shares of the Corporation at a price of $8.50 for a period of two years following the closing date. Upon completion of the Arrangement, the number of shares to be issued in connection with the outstanding warrants of each of the two agents was adjusted to so that each warrant will entitle the holder thereof upon exercise to receive 1.925 common shares per warrant for one agent and 1.928 common shares per warrant for the other agent.

8. Warrants

Further to Note 7, warrants granted and outstanding are summarized in the following table:

	Warrants granted(1)(2)	Valuation ($000's)	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise prices (U.S. $)	Expiry date	Weighted average remaining life (yrs)
As of December 31, 2004	8,990,135	111	(3,775,919)	(197,740)	5,016,476	3.28
Private placement February-March 2002	—	—	(309,002)	—	(309,002)	1.50	Feb–Mar-07	1.2
Private placement February 2003	—	—	(73,000)		(73,000)	3.92	Feb-07	1.2
Warrants Expired	—	(111)	—	(122,923)	(122,923)	5.08	Aug-05	—
Private placement September 2005	2,168,812	—	—	—	2,168,812	4.10	Sep-06	0.7
Broker warrants September 2005	216,881	401	—	—	216,881	4.10	Sep-07	1.7

Total 2005	2,385,693	290	(382,002)	(122,923)	1,880,768	1.96

As of December 31, 2005	11,375,828	401	(4,157,921)	(320,663)	6,897,244	$3.66
Private placement February 2006	649,684	—	—	—	649,684	6.00	Feb-08	1.1
Public offering broker warrants November 2006	183,405	531	—	—	183,405	8.50	Nov-08	1.9
Private placement February-March 2002	—	—	(1,500,631)	—	(1,500,631)	1.50	Feb–Mar-07	0.2
Private placement February 2003	—	—	(947,000)	—	(947,000)	4.28	Feb-07	—
Private placement September 2004	—	—	(1,953,956)	(12,500)	(1,966,456)	4.75	Sep-06	—
Private placement September 2005	—	—	(1,763,812)	—	(1,763,812)	4.10	Sep-07	0.7

Total 2006	833,089	531	(6,165,399)	(12,500)	(5,344,810)	3.70

As of December 31, 2006	12,208,917	932	(10,323,320)	(333,163)	1,552,434	$4.82
Private placement February-March 2002	—	—	(97,465)	—	(97,465)	1.50	Feb–Mar-07	—
Private placement September 2005	—	(401)	(617,881)	(4,000)	(621,881)	4.10	Sep-07	—
Private placement February 2006	—	—	(155,000)	—	(155,000)	6.00	Feb-08	0.1

Total 2007	—	(401)	(870,346)	(4,000)	(874,346)	4.15

As of December 31, 2007	12,208,917	531	(11,193,666)	(337,163)	678,088	$6.68

(1)
Each warrant entitles the holder to purchase common shares as adjusted in accordance with the warrant terms pursuant to the Plan of Arrangement.

(2)
The value of all warrants issued in conjunction with private placements is allocated to common stock upon exercise.

Immediately prior to the completion of the Arrangement on May 10, 2007 (see Note 3), there were 1,203,088 outstanding warrants entitling holders to purchase one Common Share per warrant. Of the aforementioned outstanding warrants, 405,000 were issued as part of the September 2005 private placement, 614,684 were issued as part of the February 2006 private placement and an aggregate 183,405 were issued as payment to two agents in connection with the Corporation's November 2006 public equity financing. Upon completion of the Arrangement, the number of shares to be issued in connection with the outstanding warrants was adjusted so that each warrant entitles the holder thereof upon exercise to receive the following number of shares per warrant: 1.904 Common Shares per warrant for the September 2005 private placement warrants, 1.894 Common Shares per warrant for the February 2006 private placement warrants, 1.925 Common Shares per warrant for 119,213 of the broker warrants and 1.928 Common Shares per warrant for the remaining 64,192 broker warrants.

On September 23, 2007, the remaining 4,000 warrants issued in conjunction with the September 2005 private placement expired.

During the year 2005, all of the 122,923 warrants issued on October 7, 2003 for the acquisition of Maverick Springs and Mountain View expired on October 7, 2005. The recorded fair-value from the expiration of these warrants of $111,000 has been reclassified to contributed surplus.

9. Stock Options

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

The fair value of stock options granted to employees and directors was estimated at the grant date using the Hull-White trinomial lattice option pricing model beginning in 2007 (prior years the fair-value was estimated using the Black-Scholes method), using the following weighted average assumptions:

	Years Ended December 31,
	2007	2006	2005
Expected volatility	53%–60%	60%	80%
Risk-free interest rate	3.32%–4.6%	4.55%–4.91%	3.51%–3.95%
Expected lives (years)	3–5 years	5 years	5 years
Dividend yield	N/A	N/A	N/A

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

A summary of option activity under the Plan as of December 31, 2007, and changes during the period then ended is set forth in the following table:

	Number of Shares	Weighted Average Exercise Price (U.S. $)	Weighted- Average Remaining Contractual Term	Average Intrinsic Value ($000's)
Outstanding December 31, 2004	883,483	$3.72	3.83	$306
Exercisable—December 31, 2004	549,483	$3.48	3.24	$295

Granted	85,000	4.14
Exercised	(7,858)	3.21
Forfeited	(5,000)	4.19
Expired	(5,000)	4.19

Oustanding—December 31, 2005	950,625	$3.76	4.00	$1,243
Exercisable—December 31, 2005	908,125	$3.74	3.91	$1,209

Granted	230,000	9.34
Exercised	(219,125)	3.69
Forfeited	(7,500)	4.29
Expired	(10,000)	3.98

Outstanding—December 31, 2006	944,000	$5.13	2.57	$3,500
Exercisable—December 31, 2006	819,000	$4.49	2.25	$3,483

Granted	990,000	5.42
Exercised	(243,153)	2.94
Expired	(12,857)	4.10
Modification under Arrangement	(47,777)	—

Outstanding—December 31, 2007	1,630,213	$4.99	3.44	$1,112

Exercisable—December 31, 2007	1,116,241	$4.76	3.12	$975

A summary of the movements included in options within Shareholders' Equity as of December 31, 2007, and during the periods then ended is set forth in the following table:

Fair Value ($000's)
As of December 31, 2004	$1,538

Granted	$117
Forfeited	(4)
Expired	(14)
Expensed	302

As of December 31, 2005	$1,939

Granted	534
Exercised	(469)
Forfeited	(21)
Expired	(5)
Expensed	261

As of December 31, 2006	$2,239

Granted	1,221
Exercised	(429)
Expensed	793

As of December 31, 2007	$3,824

In conjunction with the closing of the Arrangement, under an anti-dilution provision contained within the Plan, the Corporation modified all outstanding option agreements. The anti-dilution provision allows for the Corporation to equalize options in the event of an equity restructuring. As part of the Arrangement, option holders exchanged their Vista options held immediately prior to the closing for new options of both Vista and Allied Nevada. The number and price of the new options was based on, among other things, the intrinsic value of the options immediately preceding the closing of the Arrangement. Therefore, an option holder's intrinsic value of the combined options was the same before and following the closing of the Arrangement. Since the options were modified under the anti-dilution provision, the Corporation is not required to record any incremental expense associated with the new Vista options.

The total number of options outstanding at December 31, 2007 is 1,630,213 with exercise prices ranging from approximately $2.15 to $7.89 and remaining lives of 0.75 to 4.95 years. The total number of options outstanding represents 4.6% of issued capital.

Compensation expense with a fair value of $792,527 was recognized during the twelve months ended December 31, 2007, for options previously granted and vesting over time. During the twelve month periods in 2006 and 2005, compensation expense with fair values of $261,673 and $302,280, respectively, was recognized for options previously granted and vesting over time.

Under the Plan, 990,000 stock options, of which 940,000 will vest over a period of two years (470,000 in each year) and 50,000 will vest over a period of six months (25,000 immediately and 25,000 at the end of six months), were granted to employees, directors and consultants of the Corporation during the twelve months ended December 31, 2007. The fair value of the 495,000 options immediately vested has been recorded as a non-cash compensation expense of $1,221,141. The weighted-average grant date fair value of the 990,000 options granted during the twelve months ended December 31, 2007 was $2.51.

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

During the respective twelve months ended December 31, 2007, 2006 and 2005, 243,153, 219,125 and 7,858 options, respectively were exercised with aggregate intrinsic values of $505,720, $1,083,193 and $14,659, respectively.

A summary of the status of the Corporation's unvested stock options as of December 31, 2007, and changes during the period then ended, is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value (U.S. $)
Unvested—December 31, 2004	334,000	$2.77
Granted	42,500	2.75
Vested	(329,000)	2.77
Forfeited	(5,000)	2.77

Unvested—December 31, 2005	42,500	$2.75
Granted	125,000	5.22
Vested	(35,000)	2.73
Forfeited	(7,500)	3.98

Unvested—December 31, 2006	125,000	$5.22
Granted	450,000	2.51
Vested	(99,848)	5.56
Modification under Arrangement	(6,180)	—

Unvested—December 31, 2007	513,972	$2.64

As of December 31, 2007, there was $878,118 of unrecognized compensation expense related to the unvested portion of options outstanding. This expense is expected to be recognized over a weighted-average period of 0.9 years.

10. Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

Accumulated other comprehensive income ($000's)
As of December 31, 2006	$—
Adjustment for CICA 3855 adoption	532
Increases to fair market value during period	7,173
Decreases due to realization of gain	(158)

As of December 31, 2007	$7,547

Effective January 1, 2007, the Corporation adopted CICA Handbook Sections 1530, "Comprehensive Income" and 3855, "Financial Instruments—Recognition and Measurement." The adoption of these new sections had no impact on the Corporation's financial statements on or before December 31, 2006 as the sections require adjustments to the carrying value of available-for-sale securities to be recorded within accumulated other comprehensive income on transition. Upon adoption of these sections, the Corporation made a one-time adjustment to the opening balance, as of January 1, 2007, of accumulated other comprehensive income in the amount of $532, as noted in the above schedule.

11. Commitments and contingencies

On December 19, 2007, the Corporation announced that it and Grandcru Resources Corporation ("Grandcru") had signed an agreement for the Corporation to acquire Grandcru's interest in two gold/silver mineral properties adjacent to Guadalupe de los Reyes, subject to receipt of all necessary regulatory and other approvals.

Under the terms of the agreement, the Corporation agreed to (a) pay Grandcru $425,000 less any amounts payable in back taxes on the mining concessions, and pay a private investment group known as the San Miguel Group $75,000, and (b) issue to Grandcru and the San Miguel Group, in aggregate, common shares of the Corporation with a value of $1,000,000 (amounting to 213,503 Common Shares) on closing. In addition, the Corporation reached an agreement with Goldcorp Inc. and its Mexican subsidiary, Desarrollos Mineros San Luis, S.A. de C.V. (together, "San Luis"), and with the San Miguel Group to complete the acquisition of their respective interests in the mining concessions at the same time as the closing occurs with Grandcru. These amounts were paid upon closing of the transaction in January 2008.

12. Financial instruments

The recorded value of the Corporation's cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities and other, approximate their fair-market values due to the relatively short periods to maturity.

13. Supplemental cash flow disclosure and material non-cash transactions

As of December 31, 2007, 2006 and 2005 all of the Corporation's cash was held in liquid bank deposits.

Non-cash consideration given/(received) during 2007
Material non-cash transactions ($000's)	Equity units
Investing and financing activities:
Dividend-in-kind—Note 3	$36,159
Allied Nevada Gold Corp.—Note 3	(38,343)
McBride	(100)

Non-cash consideration given/(received) during 2006
Material non-cash transactions ($000's)	Equity units
Investing and financing activities:
Mt. Todd gold mine—Note 5(f)	$877
Agent warrants—Note 7(h)	531
Quest Capital Corp.—Note 7(d)	108
McBride	(33)

Non-cash consideration given/(received) during 2005
Material non-cash transactions ($000's)	Equity units
Investing and financing activities:
F.W. Lewis, Inc.	$1,218
Broker warrants—Note 7(f)	401
Quest Capital Corp.—Note 7(d)	73
Amayapampa	(320)

14. Income taxes

(a)        A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Corporation's effective income tax expenses (recovery) is as follows:

	Years ended December 31,
	2007	2006	2005
Income taxed at statutory rates	$(2,680)	$(1,418)	$(1,706)
Increase (decrease) in taxes from:
Permanent differences	1,670	(21)	2
Differences in foreign tax rates	71	6	97
Effect of foreign exchange	(2,099)	—	—
Change in effective tax rate	1,314	987	—
Benefit of losses not recognized	2,781	677	1,607
Prior Year provision to actual adjustments and other	1,011	(231)	—
Temporary differences spun off to Allied Nevada	9,720	—	—
Reduction in valuation allowance due to spin off	(9,591)	—	—
Temporary differences recognized through discontinued operations and OCI	(2,197)	—	—

	$—	$—	$—

(b)        Future income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company's future tax assets as at December 31 are as follows:

	December 31,
Future income tax assets
	2007	2006
Excess tax basis over book basis of property, plant and equipment	$9,246	$6,801
Operating loss carryforwards	5,743	14,688
Capital loss carryforwards	2,309	297
Other	1,266	1,391
Accrued reclamation	—	1,632

Total future tax assets	18,564	24,809
Valuation allowance for future tax assets	(17,413)	(24,809)

	1,152	—
Future income tax liabilities
Marketable securities	1,152	—

Total	$—	$—

(c)        The Corporation has available income tax losses of approximately $17.0 million, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

	Canada	United States	Total
2008	669	—	669
2009	712	—	712
2010	729	—	729
2014	773	—	773
2015	947	—	947
2019	—	519	519
2020	—	783	783
2021	—	778	778
2022	—	748	748
2023	—	691	691
2024	—	2,082	2,082
2025	—	2,362	2,362
2026	1,095	1,214	2,309
2027	1,051	1,867	2,918

	$5,976	$11,044	$17,020

15. Retirement plan

The Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent U.S. employees. The Corporation makes contributions of up to 4% of eligible employees' salaries. The Corporation's contributions were as follows: 2007—$38,418, 2006—$32,161; and 2005—$29,051.

16. Segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects. These activities are focused principally in North America, South America, Australia and Indonesia. The Corporation reported no revenues in 2007, 2006 and 2005. Geographic segmentation of mineral properties and plant and equipment is provided in Notes 5 and 6.

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

  (b)
  In 2000, the carrying values of certain long-lived assets exceeded their respective undiscounted cash flows. Following Canadian GAAP at that time, the carrying values were written down using the undiscounted cash flow method. Under U.S. GAAP, the carrying values were written down to their fair values using the discounted cash flow method, giving rise to a difference in the amounts written down. During 2007, the carrying values of certain long-lived assets exceeded their respective discounted cash flows. Under Canadian GAAP, the carrying values were written down using the discounted cash flow method. Under U.S. GAAP, a write-down was not required as the carrying value of the asset was already written down to the fair-value using the discounted cash flows during 2000.

  (c)
  In accordance with U.S. GAAP (SFAS No. 115), marketable securities considered to be available-for-sale are to be measured at a fair value at the balance sheet date and related unrealized gains and losses are required to be shown separately in comprehensive income. On January 1, 2007, the Corporation adopted CICA 3855 "Financial Instruments—Recognition and Measurement." This standard essentially aligns Canadian GAAP with U.S. GAAP for accounting for marketable securities considered to be available-for-sale.

  (d)
  Special warrants issued to the agent as compensation for its services in connection with the March 2002 Debenture Offering are valued and included as a financing cost of the related debentures. The conversion feature of the Debenture Offering (the Beneficial Conversion Feature) was in the money at the date of issue. The debentures were fully converted on September 19, 2002; accordingly the fair value of the Beneficial Conversion Feature is recognized as a charge to net loss and as an addition to contributed surplus.

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

The significant measurement differences in the consolidated statements of loss relative to U.S. GAAP were:

Consolidated Statements of Loss

	Years ended December 31,
				Cumulative during Exploration Stage
	2007	2006	2005
	(U.S. dollars in thousands, except share data)
Net loss—Canadian GAAP	$(14,201)	$(4,171)	$(4,584)	$(33,400)
Exploration, property evaluation and holding costs—continuing operations (e)	(6,375)	(2,280)	(1,126)	(4,780)
Exploration, property evaluation and holding costs—discontinued operations (e)	5,509	(355)	(58)	4,016
Financing costs	—	—	—	(222)
Stock-based compensation expense (f)	—	(4)	415	2,251
Beneficial conversion feature (d)	—	—	—	(2,774)

Net loss—U.S. GAAP	(15,067)	(6,810)	(5,353)	(31,612)
Unrealized gain on marketable securities (c)	7,096	445	22	(38)

Comprehensive loss—U.S. GAAP	$(7,971)	$(6,365)	$(5,331)	$(31,650)

Basic and diluted loss per share—U.S. GAAP	$(0.47)	$(0.24)	$(0.28)

The significant measurement differences in the consolidated balance sheets as at December 31, 2007 and 2006 relative to U.S. GAAP were:

Consolidated Balance Sheets

	December 31, 2007			December 31, 2006
	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP
	(U.S. $000's)
Current assets (c)	$27,948	—	$27,948	$50,420	$541	$50,961
Property, plant and equipment (e)	18,519	(11,339)	7,180	11,361	(4,964)	6,397
Other assets	66	—	66	2,007	—	2,007
Assets held for sale (b,e)	4,813	(2,124)	2,689	28,943	(8,941)	20,002

Total assets	$51,346	$(13,463)	$37,883	$92,731	$(13,364)	$79,367

Current liabilities	664	—	664	727	—	727
Liabilities held for sale	30	—	30	4,877	—	4,877

Total liabilities	694	—	694	5,604	—	5,604
Capital stock (a,f)	220,772	75,364	296,136	215,618	75,793	291,411
Special warrants (d)	—	222	222	—	222	222
Warrants and options (f)	4,355	(647)	3,708	3,171	(1,076)	2,095
Contributed surplus (a,f)	253	5,526	5,779	253	5,526	5,779
Other comprehensive income (c)	7,547	90	7,637	—	541	541
Deficit (a,b,c,e,f)	(182,275)	(94,018)	(276,293)	(131,915)	(94,370)	(226,285)

Total shareholders' equity	50,652	(13,463)	37,189	87,127	(13,364)	73,763

Total liabilities & shareholders' equity	$51,346	$(13,463)	$37,883	$92,731	$(13,364)	$79,367

17. Differences between Canadian and United States generally accepted accounting principles (continued)

The significant measurement differences in the consolidated statements of cash flows relative to U.S. GAAP were:

Consolidated Statements of Cash Flows

	Years ended December 31,
				Cumulative during Exploration Stage
	2007	2006	2005
	(U.S. dollars in thousands)
Cash flows from operating activities, Canadian GAAP	$(4,285)	$(1,508)	$(2,586)	$(12,461)
Additions to mineral properties, net (e)	(394)	(2,635)	(1,184)	(6,513)

Cash flows from operating activities, U.S. GAAP	(4,679)	(4,143)	(3,770)	(18,974)
Cash flows from investing activities, Canadian GAAP	(31,349)	(3,682)	(2,760)	(39,853)
Additions to mineral properties, net (e)	394	2,635	1,184	6,513

Cash flows from investing activities, U.S. GAAP	(30,955)	(1,047)	(1,576)	(33,340)
Cash flows from financing activities, Canadian GAAP	4,324	54,279	7,938	91,302

Cash flows from financing activities, U.S. GAAP	4,324	54,279	7,938	91,302
Increase/(decrease) in cash and cash equivalents — continuing operations	(31,310)	49,089	2,592	38,988
Increase/(decrease) in cash and cash equivalents — discontinued operations	(702)	(2,418)	(6,481)	(22,976)

Cash and cash equivalents, beginning of period	48,698	2,027	5,916	674

Cash and cash equivalents, end of period	$16,686	$48,698	$2,027	$16,686

Statement of Changes in Shareholders' Equity under U.S. GAAP

(U.S. $000's)	Capital stock	Special warrants	Warrants and options	Contributed surplus	Deficit	Other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2004	$226,009	$222	$480	$5,668	$(214,122)	$74	$18,331
Issued during the year (Note 7)	8,828	—	—	—	—	—	8,828
Warrants and options	—	—	290	—	—	—	290
Contributed surplus	—	—	—	111	—	—	111
Other comprehensive loss (c)	—	—	—	—	—	22	22
Net Loss	—	—	—	—	(5,353)	—	(5,353)

Balance at December 31, 2005	$234,837	$222	$770	$5,779	$(219,475)	$96	$22,229
Issued during the year (Note 7)	56,574	—	—	—	—	—	56,574
Warrants and options	—	—	1,325	—	—	—	1,325
Contributed surplus	—	—	—	—	—	—	—
Other comprehensive loss (c)	—	—	—	—	—	445	445
Net Loss	—	—	—	—	(6,810)	—	(6,810)

Balance at December 31, 2006	$291,411	$222	$2,095	$5,779	$(226,285)	$541	$73,763
Issued during the year (Note 7)	4,725	—	—	—	—	—	4,725
Warrants and options	—	—	1,613	—	—	—	1,613
Contributed surplus	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	7,096	7,096
Dividend-in-kind					(34,941)		(34,941)
Net loss	—	—	—	—	(15,067)	—	(15,067)

Balance at December 31, 2007	$296,136	$222	$3,708	$5,779	$(276,293)	$7,637	$37,189

On January 1, 2007, the Corporation adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

As a result of the implementation of FIN 48, the Corporation has no material unrecognized tax benefits to report.

At December 31, 2007, the ultimate deductibility of the majority of tax positions is highly certain. However, there may be uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate or defer the recognition of the expenses.

The Corporation's policy is to recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2007.

Impact of recently issued accounting standards

In February 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS No. 159 provides companies with an option to measure, at specified election dates, financial instruments and certain other items at fair value that are not currently measured at fair value. For those items for which the fair value option is elected, unrealized gains and losses will be recognized in earnings for each subsequent reporting period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is effective for years beginning after November 15, 2007. The Corporation is currently evaluating the impact of this standard on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combination". SFAS No. 141 (R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Corporation is currently evaluating the impact of this standard on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This standard defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this standard does not require any new fair value measurements, the application could change current practice. In December 2007, the FASB issued SFAS 157-b, which provided for a one-year deferral of the implementation of SFAS 157 for non-financial assets and liabilities. However, SFAS 157 is still required to be adopted effective January 1, 2008 for financial assets and liabilities that are carried at fair value. The Corporation is currently evaluating the impact of this standard on its financials.

18. Related party transactions

Completion of the Arrangement

As previously reported (Note 3), on September 22, 2006, the Corporation entered into an Arrangement and Merger Agreement (the "Arrangement Agreement") with Carl Pescio, Janet Pescio and Allied Nevada pursuant to which the parties agreed to undertake a transaction that would result in the transfer of the Corporation's Nevada-based mining properties and related assets to Allied Nevada and the Pescios' transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all to be carried out pursuant to an arrangement under the provisions of the Business Corporations Act (Yukon Territory) (the "Arrangement"). Completion of the transaction occurred on May 10, 2007.

Prior to the completion of the Arrangement, the immediate cash needs of Allied Nevada were met by loans from the Corporation pursuant to the Arrangement Agreement, which provided that, prior to the date of completion, the Corporation could loan money to its wholly-owned subsidiary that would hold the Corporation's Nevada assets prior to the closing, namely Vista Gold Holdings Inc., in amounts sufficient to undertake certain activities for the benefit of the business that Allied Nevada would operate after the completion of the transaction and to enable Allied Nevada to commence operations immediately after the completion of the transaction. These loans bore interest at the rate of 6% per annum and all principal and interest owing by Vista Gold Holdings Inc. to the Corporation in respect of such loans, aggregating $483,000, was paid in full at the time of completion of the Arrangement.

Since the completion of the Arrangement, the Corporation no longer has any related party transactions with Allied Nevada.

19. Subsequent Events

Agreement to purchase equipment for the Paredones Amarillos project

On January 7, 2008 the Corporation entered into an agreement with A.M. King Industries, Inc. ("A.M. King") and Del Norte Company Ltd., a wholly owned subsidiary of A.M. King, to purchase gold processing equipment to be used at the Corporation's Paredones Amarillos project. The aggregate purchase price is approximately $16.0 million, of which approximately $8.0 million was paid on signing of the purchase agreement. The remaining $8.0 million is payable in two installments based on an equipment delivery schedule with respective paremeters targeted to occur in February and March 2008. The purchase price includes the cost of relocating the equipment to Edmonton, Alberta, Canada. From this point, the Corporation will arrange for reconditioning and transportation of the equipment to Paredones Amarillos. The equipment includes a 10,000 tonne per day semi-autogenous (SAG) grinding mill, two ball mills, gyratory crusher and a shorthead cone crusher, along with other related components, spare parts and other process plant equipment.

Completion of acquisition of properties adjacent to the Guadalupe de los Reyes Project

On January 24, 2008, the Corporation announced the completion of the acquisition of interests in various mineral properties adjacent to the Corporation's Guadalupe de los Reyes project in Mexico (see Note 5(d)). The consideration paid by the Corporation for the acquisition of these interests included cash payments totaling $452,000 and the issuance of a total of 213,503 Common Shares of the Corporation, to various parties.

Brokered Private Placement of Convertible Notes

On March 7, 2008, the Corporation announced the closing of a private placement in which the Corporation issued and sold $30 million in aggregate principal amount of senior secured convertible notes (the "Notes"). The Notes will be convertible into Common Shares of the Corporation at any time at the option of the holder at a conversion price of $6.00 per share, subject to adjustment in certain circumstances, including if the Corporation's Common Shares are trading on the AMEX at less than $5.00 on the first anniversary of the date of issuance of the Notes, or if the Corporation issues Common Shares, or securities convertible into common shares, at a price of less than $6.00 during the term of the Notes, subject to a minimum conversion price of $4.80.

The Notes will bear interest from the date of issuance at a rate of 10% per annum (calculated and payable semi-annually in arrears) and will mature 3 years from the date of issuance (or on the earlier occurrence of an event of default). The Corporation's obligations under the Notes will be guaranteed by Minera

Paredones Amarillos S.A. de C.V., and the guarantee will be secured by the personal property and real property associated with the Paredones Amarillos project.

The Corporation can prepay the outstanding principal and accrued interest at any time after one year from the date the Notes are issued, upon payment of one year's additional interest.

As compensation to Casimir Capital L.P., which served as the agent (the "Agent") in respect of the offering of the Notes, the Corporation paid to the Agent a cash fee of $1.2 million, being 4% of the gross proceeds of the offering, and issued to the Agent 200,000 common share purchase warrants, being 4% of number of Common Shares issuable upon the conversion of the Notes sold in the offering, assuming a conversion price of $6.00. Each such Agent's warrant will be exercisable for one common share for $6.00 per share until three years following the date of issuance.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

(1)    Evaluation of Disclosure Controls and Procedures.    The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2007. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is accumulated and communicated to the Corporations's management, including its principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

(2)    Management's Annual Report on Internal Control over Financial Reporting.    The management of Vista Gold is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Corporation's principal executive and principal financial officers and effected by the Corporation's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation's internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and

  •
  provide reasonable assurance regarding prevention or timely detections of unauthorized acquisition, use or disposition of the Corporation's assets that could have a material effect on the financial statements.

The Corporation's management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that, as of December 31, 2007, the Corporation's internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(3)    Changes in Internal Controls.    There has been no change in the Corporation's internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 11.    EXECUTIVE COMPENSATION.

Information concerning this item will be contained in the Proxy Statement under the caption "Compensation Committee Report on Executive Compensation" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be contained in the 2008 Proxy Statement under the caption "Ownership of the Corporation's Common Shares" and is incorporated herein by reference.

Information relating to our equity compensation plans will be contained in the 2008 Proxy Statement under the captions "Compensation Committee Report on Executive Compensation—Stock Option Plan" and "Securities Reserved for Issuance under Equity Compensation Plans" and is incorporated herein by reference.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.
Report of Independent Accountants dated March 14, 2008.

2.
Consolidated Balance Sheets—At December 31, 2007 and 2006.

3.
Consolidated Statements of Loss—Years ended December 31, 2007, 2006, and 2005.

4.
Consolidated Statements of Deficit—Years ended December 31, 2007, 2006 and 2005.

5.
Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006, and 2005.

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

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Articles of Continuation filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
3.02	By-Law No. 1 of Vista Gold filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
3.03	Amended By-Law No. 1 of Vista Gold (File No. 1-9025)
3.04	Articles of Arrangement of Vista Gold Corp., dated May 10, 2007 filed as Exhibit 3 to the Corporation's Current Report on Form 8-K, dated May 10, 2007 and incorporated herein by reference (File No. 1-9025)
4.01	Warrant Indenture dated September 23, 2005 between Vista Gold Corp. and Computershare Trust Company of Canada, as Trustee filed as Exhibit 4.1 to the Corporation's Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)
4.02	Form of Broker Warrant dated September 23, 2005 issued by Vista Gold Corp. to Quest Securities Corporation filed as Exhibit 4.2 to the Corporation's Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)
4.03	Warrant Indenture dated February 2, 2006 between Vista Gold Corp. and Computershare Trust Company of Canada, as Trustee filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K, dated February 2, 2006 and incorporated herein by reference (File No. 1-9025)

4.04	Form of Agent's Warrant Certificate, dated as of November 7, 2006 evidencing Agent Warrants issued by Vista Gold Corp. to Sprott Securities Inc. and to GMP Securities L.P. filed as Exhibit 4.1 to the Corporation's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference (File No. 1-9025)
4.05	Note Indenture, dated March 4, 2008, among Vista Gold Corp., Minera Paredones Amarillos S.A. de C.V., as guarantor, HSBC Bank USA, N.A., as trustee and HSBC México, S.A. De C.V., Institución de Banca Múltiple, Grupo Financiero HSBC, División Fiduciaria, as collateral agent filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)
10.01	Stock Option dated July 1, 1985, between Henry C. Crofoot, trustee, and incorporated herein by reference (File No. 1-9025)
10.02	Data Purchase, Production Payment Grant and Option to Purchase Production Payment Agreement dated August 1, 2003 between Vista Gold and Enrique Gaitan Maumejean filed as Exhibit 10.20 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.03	Amendment Agreement dated January 14, 1988, among Henry C. Crofoot et al and Enrique Gaitan Maumejean filed as Exhibit 10.21 to Granges' Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.04	Lewis Hycroft Agreement dated January 10, 1989, among Frank W. Lewis, Hycroft Lewis and Hycroft Resources—Development Inc. filed as Exhibit 10.16 to Granges' Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference (File No. 1-9025)
10.05	Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier filed as Exhibit 10.25 to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference (File No. 1-9025)
10.06	Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings filed as Exhibit 10.27 to the Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.07	Third Amendment Agreement dated January 19, 2005, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.23 to the Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.08	Stock Option Plan of Vista Gold dated November 1996 as amended in November 1998, May 2003, May 2005 and May 2006 filed as Schedule C to the Corporation's Commission Annual Report on April 3, 2006 and incorporated herein by reference (File No. 1-9025)
10.09	Share Purchase Agreement dated August 29, 2002 between Vista Gold and Viceroy Minerals Corporation filed as Exhibit 10.25 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.10	Purchase Agreement dated October 7, 2002 between Vista Gold and Newmont Mining Corporation filed as Exhibit 10.26 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.11	Venture Assignment Agreement dated May 9, 2005 between Vista Gold Corp. filed as Exhibit 10.27 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.12	Assignment Agreement, dated May 9, 2005, between Continental Goldfields Limited and Vista Gold Corp. filed as Exhibit 10.28 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.13	Assignment of Rights dated May 9, 2005, between ORT Limited and Vista Gold Corp. filed as Exhibit 10.29 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.14	Option to Purchase Agreement dated July 18, 2005 between Vista Gold and Monex Exploration filed as Exhibit 10.1 to the Corporation's Annual Report on Form 8-K, dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)
10.15	Purchase Agreement dated November 7, 2005 between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation's Annual Report on Form 8-K, dated November 7, 2005 and incorporated herein by reference (File No. 1-9025)
10.16	Finder's Fee Agreement and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated February 2, 2006 and incorporated herein by reference (File No. 1-9025)
10.17	Form of Subscription Agreement dated September 29, 2004, between Vista Gold and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (File No. 1-9025)
10.18	Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty Ltd. and Vista Gold Corp. filed as Exhibit 10.24 to the Corporation's Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)
10.19	Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier filed as Exhibit 10.3 to the Corporation's Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)
10.20	Letter Agreement, dated April 12, 2005, between Prime Corporate Finance Pty Limited and Vista Gold Corp. filed as Exhibit 10.43 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.21	Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings filed as Exhibit 10.1 to the Corporation's Annual Report on Form 8-K, dated July 6, 2006 and incorporated herein by reference (File No. 1-9025)
10.22	Amendment to Purchase Agreement, dated January 19, 2005, between Vista Gold Corp. filed as Exhibit 10.23 to the Corporation's Annual Report on Form 8-K for the SEC on August 16, 2006) and incorporated herein by reference (File No. 1-9025)
10.23	Deed of Option, dated October 28, 2004, between Weston Investments, Organic Resources, Vista Gold Corp., Salu Siwa and JCI Limited filed as Exhibit 10.24 to the Corporation's Annual Report on Form 8-K for the SEC on August 25, 2006) and incorporated herein by reference (File No. 1-9025)
10.24	Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and JCI Limited filed as Exhibit 10.25 to the Corporation's Annual Report on Form 8-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.25	Employment Agreement, dated as of September 22, 2006, between Vista Gold Corp., and JCI Limited filed as Exhibit 10.26 to the Corporation's Annual Report on Form 8-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.26	Assignment Agency Agreement, dated as of October 30, 2006, among Vista Gold Corp., filed as Exhibit 10.27 to the Corporation's Annual Report on Form 8-K dated October 30, 2006 and incorporated herein by reference (File No. 1-9025)
10.27	Assignment Loan Agreement dated May 9, 2005, between Vista Gold Corp. filed as Exhibit 10.28 to the Corporation's Annual Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)
10.28	Assignment Agreement, dated May 9, 2005, between ORT Limited and Vista Gold Corp. filed as Exhibit 10.2 to the Corporation's Annual Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)
10.29	Purchase Letter Agreement dated July 18, 2005, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)
10.30	Fee Letter Agreement dated March 13, 2007, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.53 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference (File No. 1-9025)
10.31	Amendment to Arrangement and Merger Agreement by and among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio, dated May 8, 2007 filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated May 10, 2007 and incorporated herein by reference (File No. 1-9025)
10.32	Letter Agreement dated November 20, 2007, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated November 20, 2007 and incorporated herein by reference (File No. 1-9025)
10.33	Agreement dated December 19, 2007, between Grandcru Resource Corporation and Vista Gold Corp.
10.34	Purchase and Termination Agreement dated December 19, 2007, among (i) Klaus Genssler, Genssler Investment Partnership, LLP, Douglas D. Foote and Synergex Group Limited Partnership, (ii) Grandcru Resources Corporation, (iii) Minera Paredones Amarillos, S.A. de C.V. and (iv) Vista Gold Corp.
10.35	Termination and Purchase Agreement dated December 21, 2007, among (i) Goldcorp Inc., Luismin S.A. de C.V. and Desarrollos Mineros San Luis, S.A. de C.V., (ii) Grandcru Resources Corporation, (iii) Minera Paredones Amarillos, S.A. de C.V. and (iv) Vista Gold Corp.
10.36	Asset Sale Agreement dated January 4, 2008, among Vista Gold Corp., Minera Paredones Amarillos, S.A. de C.V., Del Norte Company, Ltd. and A.M. King Industries, Inc. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated January 2, 2008, and incorporated herein by reference (File No. 1-9025)
10.37	Agency Agreement, dated March 4, 2008, between Vista Gold Corp. and Casimir Capital L.P. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)
10.38	Form of Subscription Agreement dated March 4, 2008, between Vista Gold Corp. and each Subscriber as defined therein filed as Exhibit 10.2 to the Corporation's Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)
21	Subsidiaries of the Corporation
23.1	Consent of PricewaterhouseCoopers LLP, independent auditors
23.2	Consent of Giroux Consultants Limited

23.3	Consent of GR Technical Services Ltd.
23.4	Consent of Gustavson Associates, LLC
23.5	Consent of Mine Development Associates
23.6	Consent of MWH Australia Pty Ltd
23.7	Consent of MWH Americas Inc.
23.8	Consent of Pincock, Allen & Holt
23.9	Consent of RSG Global Pty Ltd.
23.10	Consent of Snowden Mining Industry Consultants
23.11	Consent of Tetra Tech, Inc.
23.12	Consent of WLR Consulting, Inc.
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: March 17, 2008	By: /s/ Michael B. Richings

Michael B. Richings,
Executive Chairman and Chief Executive Officer
Dated: March 17, 2008	By: /s/ Gregory G. Marlier

Gregory G. Marlier
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 17, 2008	By: /s/ Michael B. Richings

Michael B. Richings,
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: March 17, 2008	By: /s/ Gregory G. Marlier

Gregory G. Marlier
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Michael B. Richings Michael B. Richings	Director	March 17, 2008
* John M. Clark	Director	March 17, 2008
* C. Thomas Ogryzlo	Director	March 17, 2008
* Tracy Stevenson	Director	March 17, 2008
* W. Durand Eppler	Director	March 17, 2008
* Frederick H. Earnest	Director	March 17, 2008
* By: /s/ Michael B. Richings

Michael B. Richings Attorney-in-Fact

Exhibit 21

SUBSIDIARIES OF VISTA GOLD CORP.

Name of Subsidiary	Jurisdiction of Organization
Vista Gold U.S. Inc.(1)	Delaware
Vista California, LLC.(7)	California
Idaho Gold Resources LLC(7)	Idaho
Granges Inc.(1)	British Columbia, Canada
Minera Paredones Amarillos Holdings Corp(1).	British Columbia, Canada
Minera Paredones Amarillos S.A. de C.V.(9)	Mexico
Vista Gold (Barbados) Corp.(1)	Barbados
Salu Siwa Pty. Ltd.(4)	Australia
PT Masmindo Dwi(5)(8)	Indonesia
Vista Gold (Antigua) Corp.(1)	Antigua
Compania Inversora Vista S.A.(2)	Bolivia
Minera Nueva Vista S.A.(3)	Bolivia
Compania Exploradora Vistex S.A.(3)	Bolivia
Vista Minerals (Barbados) Corp.(1)	Barbados
Vista Australia Pty. Ltd.(6)	Australia
(1)
100% owned by Vista Gold Corp.

(2)
100% owned by Vista Gold (Antigua) Corp.

(3)
100% owned by Compania Inversora Vista S.A.

(4)
100% owned by Vista Gold (Barbados) Corp.

(5)
99% owned by Salu Siwa Pty. Ltd.

(6)
100% owned by Vista Minerals (Barbados) Corp.

(7)
100% owned by Vista Gold U.S. Inc.

(8)
1% owned by Vista Gold (Barbados) Corp.

(9)
100% owned by Minera Paredones Amarillos Holdings Corp.

Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-91254, 333-102384, 333-104443, 333-120335, 333-129720, 333-132975 and 333-136980), and in the Registration Statements on Form S-8 (Nos. 333-105621 and 333-134767) of Vista Gold Corp. (the "Company") of our report dated March 14, 2008, relating to the consolidated financial statements and the effectiveness of internal control over financial reporting of the Company included in this Annual Report on Form 10-K for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, BC, Canada
March 14, 2008

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

IN WITNESS WHEREOF, the undersigned have subscribed these presents on the dates stated.

Signature	Title	Date
/s/ John M. Clark John M. Clark	Director	March 17, 2008
/s/ C. Thomas Ogryzlo C. Thomas Ogryzlo	Director	March 17, 2008
/s/ Tracy Stevenson Tracy Stevenson	Director	March 17, 2008
/s/ W. Durand Eppler W. Durand Eppler	Director	March 17, 2008

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

Dated: March 17, 2008	/s/ Michael B. Richings Michael B. Richings, Executive Chairman and Chief Executive Officer

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

Dated: March 17, 2008	/s/ Gregory G. Marlier Gregory G. Marlier Chief Financial Officer

Exhibit 32.1

STATEMENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Vista Gold Corp. (the "Corporation") on Form 10-K for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Corporation does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: March 17, 2008	/s/ Michael B. Richings Michael B. Richings, Executive Chairman and Chief Executive Officer

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

STATEMENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Vista Gold Corp. (the "Corporation") on Form 10-K for the period ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Corporation does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

Dated: March 17, 2008	/s/ Gregory G. Marlier Gregory G. Marlier, Chief Financial Officer

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
PART II
PART III
PART IV
SIGNATURES
  Exhibit 21
SUBSIDIARIES OF VISTA GOLD CORP.
  Exhibit 23.1
CONSENT OF INDEPENDENT ACCOUNTANTS
  Exhibit 24
POWER OF ATTORNEY
  Exhibit 31.1
CERTIFICATION
  Exhibit 31.2
CERTIFICATION
  Exhibit 32.1
STATEMENT PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
  Exhibit 32.2
STATEMENT PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002