Form 10-Q
period 2008-03-31
VISTA GOLD CORP
filed 2008-05-12
CIK 783324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☒

                                                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  34,414,799

Common Shares, without par value, outstanding at May 12, 2008

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2008

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
(U.S. dollars in thousands)	2008	2007
Assets:
Cash and cash equivalents	$28,689	$16,686
Marketable securities - Note 4	9,057	10,882
Accounts receivable	96	91
Prepaids and other	245	289
Current assets	38,087	27,948

Mineral properties - Note 5	21,234	18,052
Plant and equipment - Note 6	16,736	467
Other long-term receivables	66	66
Assets held for sale - Note 3	4,813	4,813
	42,849	23,398

Total assets	$80,936	$51,346

Liabilities and Shareholders’ Equity:
Accounts payable	$260	$102
Accrued liabilities and other	749	562
Current liabilities	1,009	664

Convertible notes - Note 7	17,489	—
Liabilities held for sale - Note 3	30	30
Total liabilities	18,528	694

Capital stock, no par value: - Note 8
Common - unlimited shares authorized; shares outstanding: 2008 - 34,414,799 and 2007 - 33,257,906	224,814	220,772
Warrants - Note 9	867	531
Options - Note 10	4,087	3,824
Contributed surplus	253	253
Equity component of convertible notes - Note 7	10,779	—
Accumulated other comprehensive income - Note 11	5,734	7,547
Deficit	(184,126)	(182,275)
Total shareholders’ equity	62,408	50,652

Total liabilities and shareholders’ equity	$80,936	$51,346

Subsequent events - Note 16

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS- UNAUDITED

			Cumulative
			during
	Three Months Ended March 31,		Exploration
(U.S. dollars in thousands, except share data)	2008	2007	Stage

Income:
Interest income	109	416	2,128
Other income	24	142	1,015
Total other income	133	558	3,143

Costs and expenses:
Exploration, property evaluation and holding costs	$(246)	$(226)	$(2,041)
Corporate administration and investor relations	(1,287)	(718)	(15,756)
Costs of Arrangement	—	—	(2,901)
Depreciation and amortization	(39)	(26)	(239)
Loss on currency translation	(7)	(4)	(49)
Interest expense	(184)	—	(184)
Other expense	—	—	(418)
Total costs and expenses	(1,763)	(974)	(21,588)
Loss from continuing operations	$(1,630)	$(416)	$(18,445)

Loss from discontinued operations	$(221)	$(360)	$(16,806)

Net loss for the period	$(1,851)	$(776)	$(35,251)

Other comprehensive income:
Unrealized fair-value increase/(decrease) of available-for-sale securities	(1,792)	66
Realized gain on sale of available-for-sale securities	(21)	(215)
	(1,813)	(149)
Comprehensive loss	$(3,664)	$(925)

Weighted average number of shares outstanding	34,002,312	31,928,687

Basic and diluted loss per share from continuing operations	$(0.05)	$(0.01)
Basic and diluted loss per share	(0.05)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

	Three Months Ended March 31,
(U.S. dollars in thousands)	2008	2007
Deficit, beginning of period	$(182,275)	$(131,915)
Net loss	(1,851)	(776)
Deficit, end of period	$(184,126)	$(132,691)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,		Cumulative during Exploration
(U.S. dollars in thousands)	2008	2007	Stage
Cash flows from operating activities:
Loss for the period - continuing operations	$(1,630)	$(416)	$(18,445)
Adjustments to reconcile loss for the period to cash used in operations:
Depreciation and amortization	39	28	262
Stock-based compensation	296	134	4,589
Gain on disposal of marketable securities	(21)	(202)	(614)
Accretion of convertible notes	81	—	81
Accrued interest	104	—	104
Other non-cash items	—	—	1,671

Change in operating assets and liabilities:
Accounts receivable	(5)	(347)	(460)
Prepaids and other	43	(142)	(66)
Accounts payable and accrued liabilities and other	(114)	306	(790)
Net cash used in operating activities	(1,207)	(639)	(13,668)

Cash flows from investing activities:
Acquisition of marketable securities	(26)	(84)	(960)
Proceeds from sale of marketable securities	58	218	1,042
Additions to mineral properties, net of cost recoveries - Note 5	(1,385)	(1,803)	(13,272)
Acquisition of mineral property	(452)	—	(3,332)
Additions to plant and equipment - Note 6	(16,308)	(267)	(16,979)
Proceeds on disposal of plant and equipment	—	—	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	—	—	(24,517)
Net cash used in investing activities	(18,113)	(1,936)	(57,966)

Cash flows from financing activities:
Net proceeds from equity financings - Note 8	—	—	54,409
Proceeds from exercise of warrants - Note 8	2,941	1,245	39,020
Proceeds from exercise of stock options - Note 8	69	17	2,724
Issuance of convertible notes, net of issuance costs - Note 7	28,534	—	28,534
Prepaid transaction costs	—	(278)	(1,841)
Net cash provided by financing activities	31,544	984	122,846

Net increase/(decrease) in cash and cash equivalents - continuing operations	12,224	(1,591)	51,212
Net decrease in cash and cash equivalents - discontinued operations - Note 3	(221)	(342)	(23,197)
Net increase/(decrease) in cash and cash equivalents	12,003	(1,933)	28,015

Cash and cash equivalents, beginning of period - continuing operations	16,686	48,698	674

Cash and cash equivalents, end of period	$28,689	$46,765	$28,689
Supplemental cash flow information - Note 13

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(U.S. dollars unless specified otherwise)

1.                                      General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of March 31, 2008, and for the three-month period ended March 31, 2008, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 15, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.                                      Nature of operations and changes in accounting policies

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

In 2007, the Board of Directors and management decided to take on a new direction regarding the Corporation’s more advanced projects.  The Corporation plans to move forward our more advanced projects through advanced and pre-feasibility studies, so production decisions can be made on those projects.

Although the Corporation has reviewed and is satisfied with the title for all mineral properties in which it has a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

Changes in accounting policies

Effective January 1, 2008, the Corporation adopted the following standards updates by the Canadian Institute of Chartered Accountants (“CICA”).  These new standards have been adopted on a prospective basis with no restatement to prior period financial statements.

CICA Section 1535, “Capital Disclosures” requires the disclosure of an entity’s objectives, policies and processes for managing capital, quantitative data about what the entity regards as capital and whether the entity has complied with any capital requirements and, if it has not complied, the consequences of such noncompliance.  The Corporation’s objective is to ensure the Corporation’s ability to continue as a going concern, so that it can continue to provide returns for shareholders.

The Corporation considers items included in its shareholders’ equity and its convertible debt as capital.  The Corporation manages the capital structure and makes adjustments to it in the light of changes in economic conditions and the risk characteristics of the underlying assets.  In order to maintain or adjust the capital structure, the Corporation may issue new shares through equity financings to reduce debt.  The Corporation is not subject to externally imposed capital requirements.  See Notes 7, 8, 9 and 10.

CICA Section 1400, “General Standards of Financial Statement Presentation”, was amended to include requirements to assess and disclose an entity’s ability to continue as a going concern.  The new requirements are effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008.  The adoption of this statement did not have an impact on the consolidated financial statements.

CICA Section 3862, “Financial Instruments-Disclosures” and Section 3863, “Financial Instruments-Presentations”. These two standards replace Section 3861, “Financial Instruments-Disclosure and Presentation”, revising disclosures related to financial instruments and carry forward unchanged presentation requirements.  These standards increase the disclosures currently required, which will enable users to evaluate the significance of financial instruments for an entity’s financial position and performance, including disclosures about fair value.  In addition, disclosure is required of qualitative and quantitative information about exposure to risks arising from financial instruments, including specified minimum disclosure about credit risk, liquidity and market risk.  The quantitative disclosures must provide information about the extent to which the entity is exposed to risk, based on information provided internally to the entity’s key management personnel.

Recent accounting pronouncement not yet adopted

In February 2008, the CICA issued Section 3064, “Goodwill and Intangible Assets”, which replaces Section 3062, “Goodwill and Intangible Assets,” and results in a withdrawal of CICA Section 3450, “Research and Development Costs,” and amendments to Accounting Guideline (AcG) 11, “Enterprises in the Development Stage,” and CICA Section 1000, “Financial Statement Concepts.” The standard intends to reduce the differences with International Financial Reporting Standards (“IFRS”) in the accounting for intangible assets and results in closer alignment with U.S. GAAP. Under current Canadian standards, more items are recognized as assets than under IFRS or U.S. GAAP. The objectives of CICA Section 3064 are to reinforce the principle-based approach to the recognition of assets only in accordance with the definition of an asset and the criteria for asset recognition; and clarify the application of the concept of matching revenues and expenses such that the current practice of recognizing assets that do not meet the definition and recognition criteria are eliminated. The standard will also provide guidance for the recognition of internally developed intangible assets (including research and development activities), ensuring consistent treatment of all intangible assets, whether separately acquired or internally developed. This standard will be effective for fiscal years beginning on or after October 1, 2008. The Corporation is currently evaluating the impact of adopting this standard in 2009.

3.                                      Assets held for sale

On November 20, 2007, the Corporation announced that Luzon Minerals Ltd. (“Luzon”) had decided not to exercise its option to acquire its interest in the Amayapampa project, citing Luzon’s inability to advance the project with its current financial and personnel resources.  Upon termination of this agreement, the Corporation became actively engaged in locating another buyer for this project and accepted proposals from other interested companies.  The Corporation has classified the Amayapampa project as held for sale as a result of the above.  Subsequent to March 31, 2008, the Corporation announced that it had disposed of the Amayapampa project (see Note 16).

As of March 31, 2008, the Corporation held the following assets and liabilities relating to the Amayapampa project for sale:

	March 31,	December 31,
(U.S. dollars in thousands)	2008	2007
Assets:
Mineral properties	4,813	4,813
	4,813	4,813

Liabilities:
Accounts payable	$5	$5
Current liabilities	$5	$5

Other long term liabilities	25	25
Total liabilities held for sale	$30	$30

Net assets held for sale	$4,783	$4,783

Since the Amayapampa project is held for sale, the losses and cash flows associated with the project have been classified separately as “loss from discontinued operations” on the Consolidated Statement of Loss and as “net decrease in cash and cash equivalents” on the Consolidated Statement of Cash Flows.  Losses and cash flows from Amayapampa, included in discontinued operations are as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Costs and expenses:
Exploration, property evaluation and holding costs	$(221)	$(50)

Net loss from discontinued operations	$(221)	$(50)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Operating activities	$(221)	$(50)
Net decrease in cash and cash equivalents	$(221)	$(50)

4.                                      Marketable securities

	At March 31, 2008			At December 31, 2007
		Unrealized			Unrealized
(U.S. dollars in thousands)	Cost	gain/(loss)	Fair value	Cost	gain/(loss)	Fair value

Allied Nevada Gold Corp.	$2,194	$5,685	$7,879	$2,194	$7,322	$9,516
Esperanza Silver Corp.	10	113	123	10	134	144
Luzon Minerals	462	(322)	140	462	(322)	140
Nevgold Resources Corp.	164	(9)	155	177	(4)	173
Other	493	267	760	492	417	909
	$3,323	$5,734	$9,057	$3,335	$7,547	$10,882

5.                                      Mineral properties

	2007	2008
	December 31,	Acquisition	Option	Exploration &	Capitalized	Year to date	March 31,
(U.S. dollars in thousands)	net balance	costs	payments	land costs	interest	activity	ending balance
Long Valley, United States	948	—	—	2	—	2	950
Yellow Pine, United States	739	—	—	4	—	4	743
Paredones Amarillos, Mexico	3,987	—	—	796	208	1,004	4,991
Guadalupe de los Reyes, Mexico	1,389	1,452	—	12	—	1,464	2,853
Awak Mas, Indonesia	3,269	—	—	98	—	98	3,367
Mt. Todd, Australia	7,330	—	—	569	—	569	7,899
Other	390	—	40	1	—	41	431
	$18,052	$1,452	$40	$1,482	$208	$3,182	$21,234

On January 24, 2008, the Corporation completed the acquisition of interests in various mineral properties adjacent to the Corporation’s Guadalupe de los Reyes project in Mexico.  The consideration paid by the Corporation for the acquisition of these interests included cash payments totalling $452,000 and the issuance of a total of 213,503 Common Shares of the Corporation (with an aggregate fair value of $1,000,000), to various parties.

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

The Corporation believes that the fair value of its mineral properties exceeds the carrying value; however, a write-down in the carrying values of the Corporation’s properties may be required in the future as a result of events and circumstances, such as the Corporation’s inability to obtain all the necessary permits, resulting in an evaluation of gold resources and the application of an impairment test which is based on estimates of gold resources and gold prices.

6.                                      Plant and equipment

	March 31, 2008			December 31, 2007
		Depreciation and			Depreciation and
(U.S. dollars in thousands)	Cost	Write-downs	Net	Cost	Write-downs	Net

Paredones Amarillos, Mexico	16,336	2	16,334	33	2	31
Awak Mas, Indonesia	98	49	49	98	43	55
Mt. Todd, Australia	420	102	318	397	54	343
Corporate, United States	176	141	35	455	417	38
	$17,030	$294	$16,736	$983	$516	$467

On January 7, 2008, the Corporation entered into an agreement with A.M. King Industries, Inc. (“A.M. King”) and Del Norte Company Ltd., a wholly owned subsidiary of A.M. King, to purchase gold processing equipment to be used at the Corporation’s Paredones Amarillos project.  The aggregate purchase price was approximately $16.0 million.  The purchase price includes the cost of relocating the equipment to Edmonton, Alberta, Canada.  From this point, the Corporation is responsible for the reconditioning and transportation of the equipment to Paredones Amarillos.  The equipment includes a 10,000 tonne per day semi-autogenous grinding mill, two ball mills, gyratory crusher and a shorthead cone crusher, along with other related components, spare parts and other process plant equipment.  On April 17, 2008, the Corporation announced that it had finalized the purchase of the gold processing equipment, with the conclusion on that date of the transportation of the major equipment items to the Corporation’s lay-down yard in Edmonton.

7.                                      Brokered Private Placement of Convertible Notes

On March 4, 2008, the Corporation completed a private placement in which the Corporation issued and sold $30 million in aggregate principal amount of senior secured convertible notes (the “Notes”)  The Notes were issued on March 4, 2008 and mature at face value on March 4, 2011 (the “Maturity Date”).  The Notes pay interest of 10% per annum. Interest is payable each year in two installments on June 15 and December 15 and the principal is payable on the Maturity Date.

The Notes are convertible at the holder’s or issuer’s discretion in accordance with the terms of the Notes.  The holder can convert all or part of the debt at any time prior to the maturity date or the business day immediately preceding the Redemption Date at a price of $6.00 per common share, subject to adjustment in certain circumstances.  The Redemption Date represents the date that the Notes will be redeemed in the event that the Corporation redeems the Notes.

The Corporation can convert all, but not part, of the Notes after March 4, 2009 if the weighted-average price of the Corporation’s common shares as quoted on the American Stock Exchange (“AMEX”) has been equal to or greater than $9.00 per share for 15 consecutive trading days.  The notice of conversion must occur within 10 days of any such 15-day period and the share price must be equal to or greater than $9.00 on the date the notice is delivered.  The conversion price is $6.00 per common share subject to adjustments in certain circumstances.

The conversion price will be adjusted on March 4, 2009, being the first anniversary of the issuance of the Notes, to the lesser of the current conversion price or 120% of the 20-day weighted average share price of the common shares as quoted on AMEX.  The conversion price can also be adjusted in certain circumstances such as issuance of warrants, additional common shares or distribution of assets.  The conversion price shall not be adjusted below $4.80 per share.

Simultaneous with the issuance of the Notes, the Corporation issued to Casimir Capital LP 200,000 common share purchase warrants with an exercise price of $6.00 per warrant and expiration date of March 4, 2011, as partial consideration for serving as agent for the transaction (Note 9).  The Corporation also paid to Casimir Capital a cash fee of $1.2 million, being 4% of the gross proceeds of the offering of the Notes.  The warrants provide for cashless exercise if the market price is above the exercise price.  In addition, the exercise price is subject to standard anti-dilution adjustment provisions.

The Notes have been accounted for in accordance with EIC 164, “Convertible and other Debt Instruments with Embedded Derivatives”.  Under this statement, the fair value of the conversion feature is recorded as equity.  The issuance date fair value of the conversion feature was estimated to be $11.5 million and was classified as the equity component of convertible notes.  The residual balance of $18.5 million was recorded as the fair-value of the Corporation’s obligation to make principal and interest payments and was classified as long-term debt.  The issuance date fair value of the warrants of $336,000 and legal fees and other expenses of $1.9 million related to the issuance of these Notes have been allocated pro-rata between debt issuance costs of $1,172,000 and equity issuance costs of $731,000.  The transaction costs are added to the cost of the convertible debt and presented as a reduction of the related debt and equity portions.  The issuance costs related to the debt portion will be amortized over the term of the notes using the effective interest rate method.  The Corporation will capitalize interest and accretion based on expenditures on qualifying assets.  As of March 31, 2008, the Corporation had qualifying expenditures of approximately $16.0 million related to the equipment purchase for the Paredones Amarillos project.

8.                                      Capital stock

	Number of	Capital stock
	shares issued	($ 000's)
As of December 31, 2007	33,257,906	$220,772

Warrants exercised from February 2006 private placement - Note 9	928,390	2,941
Shares issued for acquisition of gold properties	213,503	1,000
Exercise of stock options, cash - Note 10	15,000	69
Exercise of stock options, fair value - Note 10	—	32

Issued during the three months ended March 31, 2008	1,156,893	4,042

As of March 31, 2008	34,414,799	$224,814

9.                                      Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

						Weighted		Weighted
						average		average
	Warrants	Valuation	Warrants	Warrants	Warrants	exercise prices		remaining
	granted(3)	($000’s)	exercised	expired	outstanding	(U.S. $ )	Expiry date	life (yrs)

As of December 31, 2007 (1)	12,208,917	531	(11,193,666)	(337,163)	678,088	$6.68

Private placement February 2006 (1)	—	—	(494,683)	—	(494,683)	6.00	Feb-08	—
Convertible notes broker warrants (2)	200,000	336	—	—	200,000	6.00	Mar-11	2.9

As of March 31, 2008	12,408,917	867	(11,688,349)	(337,163)	383,405	$5.74

(1)  Each warrant entitles the holder to purchase common shares as adjusted in accordance with the warrant terms pursuant to the Plan of Arrangement.

(2)  Each warrant entitles the holder to purchase one common share.

(3)  The value of all warrants issued in conjunction with private placements is allocated to common stock upon exercise.

During the quarter ended March 31, 2008, all remaining warrants issued in conjunction with the February 2006 private placement were exercised prior to their expiry date of February 1, 2008.  Upon exercise of these warrants, holders received 1.894 Common Shares per warrant as adjusted in accordance with the warrant terms pursuant to the Plan of Arrangement.

10.                               Options to purchase Common Shares

Under the Corporation’s Stock Option Plan (the “Plan”), the Corporation may grant options to directors, officers, employees and consultants of the Corporation.  The maximum number of Common Shares of the Corporation that may be reserved for issuance under the Plan is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.  Under the Plan, the exercise price of each option shall not be less than the market price of the Corporation’s Common Shares on the date preceding the date of grant, and an option’s maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between the Corporation and the optionee.  Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board.

The fair value of stock options granted to employees and directors is estimated at the grant date using the Hull-White trinomial lattice option pricing model.  There were no options granted during the period ended March 31, 2008.

A summary of option activity under the Plan as of March 31, 2008, and changes during the quarter then ended is set forth in the following table:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
	Shares	($ USD)	Term	($000)
Outstanding - December 31, 2007	1,630,213	$4.99	3.44	$1,112

Exercised	(15,000)	4.58
Forfeited	(25,000)	4.58

Outstanding - March 31, 2008	1,590,213	$4.99	3.05	$1,106

Exercisable - March 31, 2008	1,096,241	$4.74	3.44	$978

A summary of the fair-value changes included in options within Shareholders’ Equity as of March 31, 2008, and the quarter then ended is set forth in the following table:

Options
($000’s)
As of December 31, 2007	$3,824

Expensed	332
Exercised	(32)
Forfeited	(37)

As of March 31, 2008	$4,087

The total number of options outstanding at the end of the quarter is 1,590,213 with exercise prices ranging from approximately $2.06 to $7.45 and remaining lives of 0.5 to 4.7 years.  The total number of options outstanding represents 4.6% of issued capital.

During the period ended March 31, 2008, 15,000 options were exercised with an intrinsic value of $6,600.  During the same period in 2007, 4,000 options were exercised with an aggregate intrinsic value of $13,200.

A summary of the status of the Corporation’s unvested stock options as of March 31, 2008, and changes during the quarter then ended, is set forth below:

		Weighted-
		Average Grant
	Number of	Date Fair
	Shares	Value ($ USD)
Unvested - December 31, 2007	513,972	$2.64

Forfeited	(20,000)	2.13

Unvested - March 31, 2008	493,972	$2.53

As of March 31, 2008, there was $528,729 of unrecognized compensation expense related to the unvested portion of options outstanding.  This expense is expected to be recognized over a weighted-average period of 0.4 years.

11.                               Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

Accumulated other
comprehensive income
($000’s)
As of December 31, 2007	$7,547

Decreases to fair market value during period	(1,792)
Decreases due to realization of gain	(21)

As of March 31, 2008	$5,734

12. Financial instruments

Financial assets and financial liabilities are classified into one of five categories:  held-to-maturity, available-for-sale, held-for-trading, loans and receivables and other financial liabilities.

All financial instruments classified as available-for-sale or held-for-trading are subsequently measured at fair value.  Changes in the fair value of financial instruments designated as held-for-trading are charged or credited to the statement of loss for the relevant period, while changes in the fair value of financial instruments designated as available-for-sale, excluding impairments, are charged or credited to other comprehensive income until the instrument is realized.  All other financial assets and liabilities are accounted for at cost or at amortized cost depending upon the nature of the instrument.  After their initial fair value measurement, they are measured at amortized cost using the effective interest rate method.

Financial Assets

The carrying amounts and fair values of financial assets are as follows:

		March 31, 2008		December 31, 2007
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents (1)	Held-for-trading	$28,689	$28,689	$16,686	$16,686
Accounts receivable (1)	Loans and receivables	96	96	91	91
Marketable securities (2)	Available-for-sale	9,057	9,057	10,882	10,882
Total financial assets		$37,842	$37,842	$27,659	$27,659

(1)	Carrying amount is a reasonable approximation of fair value.

(2)	The fair value represents quoted market prices in an active market.

Financial liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		March 31, 2008		December 31, 2007
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities (1)	Other financial liabilities	$1,009	$1,009	$664	$664
Convertible notes (2)	Other financial liabilities	30,000	17,489	—	—
Total financial assets		$31,009	$18,498	$664	$664

(1)           Carrying amount is a reasonable approximation of fair value.

(2)           The carrying value of the convertible note is being accreted to its maturity value over its expected life using the effective interest rate method.

Financial instrument risk exposure and risk management

The Corporation is exposed in varying degrees to a variety of financial instrument related risks.  Management approves and monitors the risk management processes.  The types of risk exposure and the way in which such exposure is managed is provided as follows:

Credit risk

The Corporation’s credit risk is primarily attributable to its cash and cash equivalents.  The Corporation maintains its cash and cash equivalents in order to limit its exposure to credit risk.  The Corporation does not have any financial assets that are invested in asset-backed commercial paper.

Liquidity risk

The Corporation ensures that there is sufficient capital in order to meet short term business requirements, after taking into account the Corporation’s holdings of cash and cash equivalents and cash flows from financing activities.  The Corporation believes that these sources will be sufficient to cover the likely short and long term cash requirements.  The Corporation’s cash and cash equivalents are held in interest bearing liquid savings accounts.

Market risk

The significant market risk exposure to which the Corporation is exposed is interest rate risk.  The Corporation’s policy is to invest cash at floating rates of interest in highly liquid cash savings accounts in order to maintain liquidity.  Fluctuations in interest therefore impact on the value of cash equivalents and short term investments.  With respect to financial liabilities, the convertible notes are not subject to interest rate risk because they bear interest at a fixed rate and are not subject to fluctuations in interest.

13.          Supplemental cash flow information

Significant non-cash transactions during the three months ended March 31, 2008 included the Corporation’s issuance of 213,503 common shares as partial compensation for the acquisition of interests in various mineral properties adjacent to the Corporation’s Guadalupe de los Reyes project in Mexico (Note 5) as well as the issuance of 200,000 common share purchase warrants to Casimir Capital LP as partial compensation for serving as agent for the Corporation’s private placement of convertible notes (Note 7).  There were no significant non-cash transactions during the same period in 2007.

14.          Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in South America, Australia, North America and Indonesia. The Corporation reported no revenues in the three-month period ended March 31, 2008, or for the same period in 2007.  Geographic segmentation of mineral properties and plant and equipment is provided in Notes 5 and 6.

15.          Differences between Canadian and United States generally accepted accounting principles

The Corporation prepares its financial statements in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States.  The significant differences between generally accepted accounting principles (“GAAP”) in Canada and in the United States, as they relate to these financial statements, are as follows:

(a)                               In accordance with U.S. GAAP, exploration, mineral property evaluation and holding costs are expensed as incurred.  When proven and probable reserves are determined for a property and a bankable feasibility study is completed, then subsequent development costs on the property would be capitalized.   Total capitalized cost of such properties is measured periodically for recoverability of carrying value under SFAS No. 144.  Under Canadian GAAP, all such costs are permitted to be capitalized.

(b)                               In accordance with U.S. GAAP (SFAS No. 115), marketable securities considered to be available- for-sale are to be measured at a fair value at the balance sheet date and related unrealized gains and losses are required to be shown separately in comprehensive income.  On January 1, 2007, the Corporation adopted CICA 3855 “Financial Instruments - Recognition and Measurement.”  This standard essentially aligns Canadian GAAP with U.S. GAAP for accounting for marketable securities considered to be available-for-sale.

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

(d)                               In accordance with U.S. GAAP (SFAS No. 123R), the fair value of all options granted after January 1, 2006 is calculated at the date of grant and expensed over the expected vesting period.  On transition to this new standard, the unvested portion of options granted to employees before January 1, 2006 is expensed over the remaining vesting period using the fair value on the date of grant.  Prior to January 1, 2006, the Corporation did not record any compensation cost on the granting of stock options to employees and directors as the exercise price was equal to or greater than the market price at the date of grants for U.S. GAAP purposes under APB Opinion No. 25.  SFAS No. 123R essentially aligns U.S. GAAP with Canadian GAAP for accounting for stock-based compensation.

(e)                                In accordance with U.S. GAAP, the entire amount of convertible debt is classified as a liability and recorded at fair value on the date of issuance.  Under Canadian GAAP, the fair value of the conversion feature of convertible debt is classified as equity and the residual balance is classified as a liability.  The liability portion is accreted each period in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date.  In accordance with SFAS No. 34, the Corporation capitalizes interest based on the pro rata amount of qualifying expenditures, with the remaining amount recorded as interest expense.

The significant differences in the consolidated statements of loss relative to U.S. GAAP were:

			Cumulative
			during
	Three Months Ended March 31,		Exploration
(U.S. dollars in thousands, except share data)	2008	2007	Stage
Net loss – Canadian GAAP	$(1,851)	$(776)	$(35,251)
Exploration, property evaluation and holding costs - continuing
operations (a)	(1,482)	(1,553)	(6,262)
Exploration, property evaluation and holding costs - discontinued
operations (a)	—	(4)	4,016
Financing costs	—	—	(222)
Stock-based compensation expense (d)	—	—	2,251
Beneficial conversion feature	—	—	(2,774)
Net loss – U.S. GAAP	(3,333)	(2,333)	(38,242)
Unrealized gain/(loss) on marketable securities (b)	(1,813)	(149)	(1,851)
Comprehensive loss – U.S. GAAP	$(5,146)	$(2,482)	$(40,093)

Basic and diluted loss per share – U.S. GAAP	$(0.10)	$(0.07)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,		Cumulative during Exploration
(U.S. dollars in thousands)	2008	2007	Stage

Cash flows from operating activities, Canadian GAAP	$(1,207)	$(639)	$(13,668)
Additions to mineral properties, net (a)	(1,347)	(1,557)	(7,860)
Cash flows from operating activities, U.S. GAAP	(2,554)	(2,196)	(21,528)

Cash flows from investing activities, Canadian GAAP	(18,113)	(1,936)	(57,966)
Additions to mineral properties, net (a)	1,347	1,557	7,860
Cash flows from investing activities, U.S. GAAP	(16,766)	(379)	(50,106)

Cash flows from financing activities, Canadian GAAP	31,544	984	122,846
Cash flows from financing activities, U.S. GAAP	31,544	984	122,846

Net increase/(decrease) in cash and cash equivalents - continuing operations	12,224	(1,591)	51,212
Net increase/(decrease) in cash and cash equivalents - discontinued operations	(221)	(342)	(23,197)
Net increase/(decrease) in cash and cash equivalents	12,003	(1,933)	28,015

Cash and cash equivalents, beginning of period	16,686	48,698	674

Cash and cash equivalents, end of period	$28,689	$46,765	$28,689

The significant differences in the consolidated balance sheets as at March 31, 2008, and December 31, 2007, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31, 2008			December 31, 2007
(U.S. $ 000’s)	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP

Current assets (b)	$38,087	—	$38,087	$27,948	$—	$27,948
Property, plant and equipment (a)	37,970	(12,821)	25,149	18,519	(11,339)	7,180
Other assets	66	—	66	66	—	66
Assets held for sale	4,813	(2,124)	2,689	4,813	(2,124)	2,689
Total assets	$80,936	$(14,945)	$65,991	$51,346	$(13,463)	$37,883

Current liabilities	1,009	—	1,009	664	—	664
Convertible notes (e)	17,489	10,779	28,268	—	—	—
Liabilities held for sale	30	—	30	30	—	30
Total liabilities	18,528	10,779	29,307	694	—	694

Capital stock (c,d)	224,814	75,364	300,178	220,772	75,364	296,136
Special warrants	—	222	222	—	222	222
Warrants and options (d)	4,954	(647)	4,307	4,355	(647)	3,708
Contributed surplus (c,d)	253	5,526	5,779	253	5,526	5,779
Equity component of convertible notes (e)	10,779	(10,779)	—	—	—	—
Other comprehensive income (b)	5,734	90	5,824	7,547	90	7,637
Deficit (a,b,c,d)	(184,126)	(95,500)	(279,626)	(182,275)	(94,018)	(276,293)
Total shareholders' equity	62,408	(25,724)	36,684	50,652	(13,463)	37,189

Total liabilities & shareholders' equity	$80,936	$(14,945)	$65,991	$51,346	$(13,463)	$37,883

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation is currently evaluating the impact of this standard on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to measure, at specified election dates, financial instruments and certain other items at fair value that are not currently measured at fair value.  For those items for which the fair value option is elected, unrealized gains and losses will be recognized in earnings for each subsequent reporting period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for years beginning after November 15, 2007. The adoption of this statement did not have an impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Corporation is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated statements of loss and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Corporation is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated statements of loss and financial condition.

16.          Subsequent events

Disposal of Amayapampa project

On April 7, 2008, the Corporation announced an agreement to dispose of its wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held the Corporation’s interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic has agreed to pay the Corporation $3.0 million in three payments of $1.0 million. The first of these payments is due and payable upon the start of commercial production (as defined in the purchase and sale agreement) at Amayapampa followed by $1.0 million payments on each of the first and second anniversaries of the start of commercial production.  In addition, Republic has agreed to pay the Corporation a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable, when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable, and when the price of gold is $750.01 per ounce and above, the NSR will be 3.5%. The NSR is capped at 720,000 gold equivalent ounces and no NSR payments are due to the Corporation if the gold price is below $500 per ounce. The Corporation will retain a first right of refusal in the event Republic decides to sell the property and will also retain a right to re-acquire the property if Republic or Vista Gold Antigua have not moved to close a financing under a project financing facility within five years.  Under the terms of the transaction, the Corporation agreed to lend $350,000 to Republic for ongoing expenses on the Amayapampa gold project.  The loan was completed on April 7, 2008.  Interest on the loan accrues and is payable at the rate of 10% per annum, payable monthly.  The principal is due on or before the earlier of (a) September 30, 2008, (b) the date that a bankable feasibility study is completed with respect to the Amayapampa gold project or (c) such earlier date in the event the Corporation makes demand for full payment upon occurrence of an event of default.

Prime Corporate Finance Pty Limited of West Perth, Australia (“PCF”) served as corporate advisor to the Corporation in connection with the above agreement.  In compensation for the advisory services provided by PCF, the Corporation had agreed to pay PCF a success fee of 5% of the face value of any transaction completed with a party introduced by PCF.  Republic was introduced to the Corporation by PCF.  On April 8, 2008, the Corporation and PCF agreed that the success fee payable to PCF was $165,000, such amount being equal to Cdn. $166,815.  In addition, on April 8, 2008, PCF and the Corporation agreed that the success fee would be payable in Shares of the Corporation.  Based on the market price of the Corporation’s Shares at the close of business on April 7, 2008 of Cdn. $4.47, 37,318 Shares of the Corporation are issuable to PCF.  Completion of this issuance is subject to receipt of regulatory approvals and is anticipated to occur in May 2008.

Permit status for the Paredones Amarillos project

On April 30, 2008, the Corporation announced that it had received correspondence from the local La Paz office of the Mexican Environmental and Natural Resource Service (SEMARNAT) which indicates that staff in that office are of the opinion that the Change of Land Use Permit approved by SEMARNAT in 1997 in relation to the Paredones Amarillos project is no longer valid.   This permit is necessary for the development of the Paredones Amarillos project to proceed. The Corporation has been advised by its advisors that the permit remains valid and is investigating the basis for the staff’s position, and intends to take immediate steps to confirm the validity of the permit and if necessary, to address any issues identified by SEMARNAT. The Corporation’s management believes that any related issues will be resolved without any significant delay to the expected timing for completion of the definitive (bankable) feasibility study or the proposed timetable for development of the Paredones Amarillos project but will provide further information as soon as it is in a position to do so.

Updated status of permit for the Paredones Amarillos project

On May 8, 2008, the Corporation announced that its advisors and counsel in Mexico have confirmed their view that the Change of Land Use Permit for the Paredones Amarillos Project remains valid.  The Corporation is currently evaluating the options for validation of the permit, which include initiating legal or administrative action seeking the annulment of the opinion rendered by the La Paz office of the Mexican Environmental and Natural Resource Service (SEMARNAT).  Management has held meetings with senior government officials in Baja California Sur and will be meeting with senior government officials in Mexico City in the coming weeks to confirm the status of the permit.   The Corporation’s management believes that any related issues will be resolved without any significant delay to the expected timing for completion of the definitive (bankable) feasibility study or the proposed timetable for the development of the Paredones Amarillos Project, but will provide further information as soon as the Corporation is in a position to do so.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(U.S. dollars in thousands, unless specified otherwise)

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. for the three months ended March 31, 2008 has been prepared based on information available to us as of May 12, 2008.  MD&A should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2007 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada.  Reference to Note 17 to the consolidated annual financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements.  All amounts stated herein are in U.S. dollars in thousands, except loss per share, unless otherwise noted.

Results from Operations

Our consolidated net loss for the three-month period ended March 31, 2008, was $1,851 or $0.05 per share compared to a consolidated net loss of $776 or $0.02 per share for the same period in 2007.  The increase in the consolidated net loss of $1,075 from the prior year is largely due to an increase in corporate administration and investor relations costs of $569, an increase in interest expense of $184 and a decrease in interest income of $307.

Exploration, property and holding costs

Exploration, property and holding costs were $246 for the three-month period ended March 31, 2008, approximately level with $226 for the same period in 2007.  There were no significant variances during the three month period as Vista continues to move our projects towards development decisions.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $1,287 during the three-month period ended March 31, 2008, compared to $718 for the same period in 2007.  The increase of $569 is primarily due to an increase in stock-based compensation expense of $203 compared to the prior period.  This is due to an increase in the number of options granted during the prior year and vesting over time as compared to the prior period.  Also contributing to the increase was the elimination of $270 in the allocation of certain corporate overhead expenses to Allied Nevada Gold Corp. (“Allied Nevada”) following completion of the Plan of Arrangement.  Until May 10, 2007, Allied Nevada had been a wholly-owned subsidiary of Vista.  Since the completion on that date of the Plan of Arrangement that resulted in, among other things, the formation of Allied Nevada as a newly independent entity, Vista no longer allocated overhead expenses to Allied Nevada.

Depreciation and amortization

Depreciation and amortization expense increased to $39 during the three-month period ended March 31, 2008, compared to $26 for the same period in 2007.  The increase of $13 is mostly due to capital expenditures at the Mt. Todd gold project during 2007 that have begun to be depreciated.

Other income and expense

Gain on disposal of marketable securities

For the three-month period ended March 31, 2008, we realized a gain of $21 on the disposal of marketable securities, compared to $140 ($202 prior to the allocation to Allied Nevada) for the same period in 2007.  The gain resulted from the sale of securities that had a book value of $37 for the period ended March 31, 2008 and $16 for the same period in 2007.

At March 31, 2008, we held marketable securities available for sale with a quoted market value of $9,057. With the exception of our shares of Allied Nevada common stock, as discussed herein, we purchased the securities for investing purposes with the intent to hold the securities until such time it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment. At March 31, 2008, also included in marketable securities were 1,529,848 shares of Allied Nevada at a quoted market value of $7,879. We continue to hold these shares of Allied Nevada, which we retained as part of the closing of the Plan of Arrangement to facilitate payment of any taxes payable by Vista as a result of the Plan of Arrangement.  These shares are “restricted securities” as defined in Rule 144 under the Securities Act of 1933 (the “Securities Act”) and cannot be resold by us in the absence of registration under the Securities Act unless an exemption from registration is available.

On November 15, 2007, the SEC adopted proposed revisions to Rule 144, the most commonly available exemption for resales.  Among other things, these revisions shortened the one-year holding period under Rule 144 to six months as to restricted securities issued by companies that are subject to the reporting requirements of the Exchange Act, such as Allied Nevada. The revisions to Rule 144 became effective on February 15, 2008. Since we acquired our Allied Nevada shares in May 2007, we have met the required six-month holding period and can commence resales in reliance on the Rule 144 exemption. If there are no taxes to be paid as part of the Arrangement, then we will hold these shares until such time that it would be advantageous to sell the securities at a gain.

Interest income

During the three months ended March 31, 2008 we realized $109 in interest income as compared to $416 for the same period in 2007.  The decrease of $307 is primarily attributable to a decrease in interest earned on our liquid savings accounts as compared to the same period in 2007.  This decrease is the result of a decrease in our cash balances in these accounts as compared to the prior period.  This decrease in cash balance is mostly the result of the transfer of $25,000 to Allied Nevada upon completion of the Plan of Arrangement less $483 in loans repaid to us by Allied Nevada.

Interest expense

During the three months ended March 31, 2008, interest expense was $184.  Of this amount, $80 is attributable to the accretion of the debt discount and $104 is attributable to interest accrued at March 31, 2008 to be paid on June 15, 2008.  These amounts are approximately 47% of the full interest expense associated with the issuance of the Notes (as defined below).  We are able to capitalize the remaining 53% as additions to mineral properties in accordance with SFAS No. 34.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $1,207 for the three-month period ended March 31, 2008, compared to $639 for the same period in 2007.  The increase of $568 is the result of an increase in our net loss of $1,214, which is offset by a decrease in cash used for accounts receivable of $342 and a decrease in cash used for prepaids and other of $185.

Investing activities

Net cash used in investing activities increased to $18,113 for the three-month period ended March 31, 2008, from $1,936 for the same period in 2007.  The increase of $16,177 is mostly the result of an increase in the additions to plant and equipment of $16,041.   On March 4, 2008, with the completion of a brokered private placement of $30,000 principal amount of convertible notes (see “Financing activities” below) we used $16,000 of the proceeds towards the purchase of gold processing equipment to be used at our Paredones Amarillos project.  The aggregate purchase price was approximately $16,000, which included the costs of relocating the equipment to Edmonton, Alberta, Canada.  The purchase was finalized in April 2008 with the completion of the relocation of the major equipment components to Edmonton.   There were no similar purchases during the 2007 period.

Financing activities

Net cash provided by financing activities increased to $31,544 for the three-month period ended March 31, 2008, from $984 for the same period in 2007.  This increase is primarily the result of the completion of a brokered private placement on March 4, 2008 in which we offered and sold $30,000 in aggregate principal amount of senior secured convertible notes (see Consolidated Financial Statements – Note 7).  Proceeds to Vista after legal and other fees were $28,534.  There were no similar transactions during the 2007 period.

Warrants exercised during the period ended March 31, 2008 produced cash proceeds of $2,941 as compared to $1,245 for the same period in 2007.

Stock option exercises produced cash of $69 during the period ended March 31, 2008 as compared to $17 for the same period in 2007.

Liquidity and Capital Resources

At March 31, 2008, our total assets were $80,936 compared to $51,346 at December 31, 2007, representing an increase of $29,590.  At March 31, 2008, we had working capital of $37,078 compared to $27,284 at December 31, 2007, representing an increase of $9,794.  This increase relates to below an increase in cash balances from year end as a result of the completion of the brokered private placement as discussed below.

The principal component of working capital at both March 31, 2008 and December 31, 2007, is cash and cash equivalents of $28,689 and $16,686, respectively.  Other components include marketable securities (March 31, 2008 – $9,057; December 31, 2007 – $10,882) and other liquid assets (March 31, 2008 - $341; December 31, 2007 - $380).

On March 4, 2008, we completed a private placement in which we issued and sold $30 million in aggregate principal amount of senior secured convertible notes (the “Notes”)  The Notes mature at face value on March 4, 2011 (the “Maturity Date”).  The Notes pay interest of 10% per annum. Interest is payable each year in two installments on June 15 and December 15 and the principal is payable on the Maturity Date.

The Notes are convertible at the holder’s or issuer’s discretion in accordance with the terms of the Notes.  The holder can convert all or part of the debt at any time prior to the Maturity Date or the business day immediately preceding the Redemption Date at a price of $6.00 per common share, subject to adjustment in certain circumstances.  The Redemption Date represents the date that the Notes will be redeemed in the event that we redeem the Notes.

We can convert all, but not part, of the Notes after March 4, 2009 if the weighted-average price of our shares as quoted on the American Stock Exchange (“AMEX”) has been equal to or greater than $9.00 per share for 15 consecutive trading days.  The notice of conversion must occur within 10 days of any such 15-day period and the share price must be equal to or greater than $9.00 on the date the notice is delivered.  The conversion price is $6.00 per common share subject to adjustment in certain circumstances.

The conversion price will be adjusted on March 4, 2009, being the first anniversary of the issuance of the Notes, to the lesser of the current conversion price or 120% of the 20-day weighted average price of the common shares as quoted on AMEX.  The conversion price will also be adjusted in certain circumstances such as issuance of warrants, additional common shares or distribution of assets.  The conversion price shall not be adjusted below $4.80 per share.

We used approximately $16,000 of the proceeds for advance payments towards the purchase of gold processing equipment to be used at our Paredones Amarillos project.  The remaining balance of the funds raised from the private placement must be used for costs associated with the Paredones Amarillos project.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Other

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

Updated gold resource estimate for the Mt. Todd gold project

On February 27, 2008, we announced that an updated gold resource estimate for the Batman deposit at the Mt. Todd Gold Project in Northern Territory, Australia had been completed on February 26, 2008, by Tetra Tech, Inc. of Golden, Colorado. This updated estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, as defined in Canadian National Instrument 43-101 (“43-101”), utilizing standard industry software and estimation methodology. Results of prior drilling plus the additional drilling we completed in 2007 were included in the estimate.

Pursuant to 43-101, this new resource estimate, reported at a cutoff grade of 0.015 gold ounces per ton, includes measured and indicated resources of 98.4 million tons of gold, at an average grade of 0.029 ounces per ton, which represents an increase of 65% over the prior amount.

Gold Resource Estimate

Resource Classification(1)	Short Tons	Average Grade
	(x1000)	(ounces/ton)
Measured(2)	47,987	0.028
Indicated(2)	50,425	0.031
Measured and Indicated(2)	98,413	0.029

Resource Classification(1)	Short Tons	Average Grade
	(x1000)	(ounces/ton)
Inferred(3)	64,832	0.024

See footnotes appearing on page 22.

Additional core drilling is planned for 2008 to continue to upgrade estimates of resources and to expand the resources, if possible.  For further information on this updated resource estimate, see our press release dated February 27, 2008.

Subsequent Events

Disposal of Amayapampa project

On April 7, 2008, we announced an agreement to dispose of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic has agreed to pay Vista $3.0 million in three payments of $1.0 million. The first of these payments is due and payable upon the start of commercial production (as defined in the purchase and sale agreement) at Amayapampa followed by $1.0 million payments on each of the first and second anniversaries of the start of commercial production.  In addition, Republic has agreed to pay Vista a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable, when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable, and when the price of gold is $750.01 per ounce and above, the NSR will be 3.5%. The NSR is capped at 720,000 gold equivalent ounces and no NSR payments are due to Vista if the gold price is below $500 per ounce. Vista will retain a first right of refusal in the event Republic decides to sell the property and will also retain a right to re-acquire the property if Republic or Vista Gold Antigua have not moved to close a financing under a project financing facility within five years.  Under the terms of the transaction, Vista agreed to lend $350 to Republic for ongoing expenses on the Amayapampa gold project.  The loan was completed on April 7, 2008.  Interest on the loan accrues and is payable at the rate of 10% per annum, payable monthly.  The principal is due on or before the earlier of (a) September 30, 2008, (b) the date that a bankable feasibility study is completed with respect to the Amayapampa gold project or (c) such earlier date in the event Vista makes demand for full payment upon the occurrence of an event of default.

Prime Corporate Finance Pty Limited of West Perth, Australia (“PCF”) served as corporate advisor to Vista in connection with the above agreement.  In compensation for the advisory services provided by PCF, Vista had agreed to pay PCF a success fee of 5% of the face value of any transaction completed with a party introduced by PCF.  Republic was introduced to Vista by PCF.  On April 8, 2008, Vista and PCF agreed that the success fee payable to PCF was $165, such amount being equal to Cdn. $166.8.  In addition, on April 8, 2008, PCF and Vista agreed that the success fee would be payable in Common Shares of Vista.  Based on the market price of Vista’s Shares at the close of business on April 7, 2008 of Cdn. $4.47, 37,318 Vista Shares are issuable to PCF.  Completion of this issuance is subject to receipt of regulatory approvals and is anticipated to occur in May 2008.

Mt. Todd Gold Project resource update

On April 24, 2008, we announced that 43-101 silver and copper resource estimates for the Batman deposit at the Mt. Todd Gold Project in Northern Territory, Australia have been completed by Tetra Tech, Inc. of Golden, Colorado.  These silver and copper resource estimates were completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person as defined in 43-101, utilizing standard industry software and resource estimation methodology.  Pursuant to 43-101, new silver resource estimates and new copper resource estimates, reported at a cutoff grade of 0.015 gold ounces per ton, are set forth below. The gold resource remained the same as discussed above in “Other - Updated gold resource estimate for the Mt. Todd gold project”.  For further information on the updated gold resource estimate, see our press release dated April 24, 2008.

Silver Resource Estimate

Resource Classification(1)	Short Tons	Average Grade
	(x1000)	(ounces/ton)
Measured(2)	47,987	0.042
Indicated(2)	50,425	0.045
Measured and Indicated(2)	98,413	0.043

Resource Classification(1)	Short Tons	Average Grade
	(x1000)	(ounces/ton)
Inferred(3)	64,832	0.050

Copper Resource Estimate

Resource Classification(1)	Short Tons	Average Grade
	(x1000)	(% Cu)
Measured(2)	47,987	0.05
Indicated(2)	50,425	0.05
Measured and Indicated(2)	98,413	0.05

Resource Classification(1)	Short Tons	Average Grade
	(x1000)	(% Cu)
Inferred(3)	64,832	0.05

Cautionary Notes Concerning Resource Estimates

(1)                 We report mineralized material under two separate standards to meet the requirements for reporting in both the U.S. and Canada.  U.S. reporting requirements for disclosure of mineral properties are governed by the United States Securities and Exchange Commission (“SEC”) Industry Guide 7.  Canadian reporting requirements for disclosure of mineral properties are governed by 43-101.  Canadian and United States standards are substantially different.  In particular, the term “resource” does not equate to the term “reserves”.  In the United States, an issuer is not generally permitted to disclose mineralization unless such mineralization satisfies the definitional requirements of proven or probable mineral reserve in accordance with SEC Industry Guide 7, which defines mineral reserve as a part of a mineral deposit, which could be economically and legally extracted or produced at the time the reserve determination is made.  Accordingly, information contained in this Form 10-Q containing descriptions of our mineral deposits in accordance with 43-101 may not be comparable to similar information made public by other U.S. companies under the United States federal securities laws and the rules and regulations thereunder.

(2)                 Cautionary Note to U.S. Investors concerning estimates of Measured and Indicated Resources:  This document uses the terms “measured resources” and “indicated resources”.  We advise investors that while these terms are recognized and required by Canadian regulations, the SEC does not recognize them.  Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into mineral reserves.

(3)                 Cautionary Note to U.S. Investors concerning estimates of Inferred Resources:  This document uses the term “inferred resources”.  We advise investors that while this term is recognized and required by Canadian regulations, the SEC does not recognize it.  “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.

It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category.  In accordance with Canadian rules, estimates of inferred mineral resources cannot form the basis of feasibility or other economic studies.  Investors are cautioned not to assume that any part or all of the inferred mineral resource exists or is economically or legally mineable.

Permit status for the Paredones Amarillos project

On April 30, 2008, we announced that we received correspondence from the local La Paz office of the Mexican Environmental and Natural Resource Service (SEMARNAT) which indicates that staff in that office are of the opinion that the Change of Land Use Permit approved by SEMARNAT in 1997 in relation to the Paredones Amarillos project is no longer valid.   This permit is necessary for the development of the Paredones Amarillos project to proceed. Vista has been advised by its advisors that the permit remains valid and is investigating the basis for the staff’s position, and intends to take immediate steps to confirm the validity of the permit and if necessary, to address any issues identified by SEMARNAT. Our management believes that any related issues will be resolved without any significant delay to the expected timing for completion of the definitive (bankable) feasibility study or the proposed timetable for development of the Paredones Amarillos project but will provide further information as soon as it is in a position to do so.

Updated status of permit for the Paredones Amarillos project

On May 8, 2008, we announced that our advisors and counsel in Mexico have confirmed their view that the Change of Land Use Permit for the Paredones Amarillos Project remains valid.  We are currently evaluating the options for validation of the permit, which include initiating legal or administrative action seeking the annulment of the opinion rendered by the La Paz office of the Mexican Environmental and Natural Resource Service (SEMARNAT).  Management has held meetings with senior government officials in Baja California Sur and will be meeting with senior government officials in Mexico City in the coming weeks to confirm the status of the permit.   Our management believes that any related issues will be resolved without any significant delay to the expected timing for completion of the definitive (bankable) feasibility study or the proposed timetable for the development of the Paredones Amarillos Project, but will provide further information as soon as we are in a position to do so.

Changes in Accounting Policies and Recent Accounting Pronouncements

Changes in accounting policies

Effective January 1, 2008, we adopted the following standards updates by the Canadian Institute of Chartered Accountants (“CICA”).  These new standards have been adopted on a prospective basis with no restatement to prior period financial statements.

CICA Section 1535, “Capital Disclosures” requires the disclosure of an entity’s objectives, policies and processes for managing capital, quantitative data about what the entity regards as capital and whether the entity has complied with any capital requirements and, if it has not complied, the consequences of such noncompliance.  Our objective is to ensure our ability to continue as a going concern, so that we can continue to provide returns for our shareholders.

We consider items included in its shareholders’ equity and its convertible debt as capital.  We manage our capital structure and makes adjustments to it in the light of changes in economic conditions and the risk characteristics of the underlying assets.  In order to maintain or adjust the capital structure, we may issue new shares through equity financings to reduce debt.  We are not subject to externally imposed capital requirements.  See Notes 7, 8, 9 and 10.

CICA Section 1400, “General Standards of Financial Statement Presentation”, was amended to include requirements to assess and disclose an entity’s ability to continue as a going concern.  The new requirements are effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008.  The adoption of this statement did not have an impact on the consolidated financial statements.

CICA Section 3862, “Financial Instruments—Disclosures” and Section 3863, “Financial Instruments—Presentations” are two standards that replace Section 3861, “Financial Instruments—Disclosure and Presentation”, revising disclosures related to financial instruments and carry forward unchanged presentation requirements.  These standards increase the disclosures currently required, which will enable users to evaluate the significance of financial instruments for an entity’s financial position and performance, including disclosures about fair value.  In addition, disclosure is required of qualitative and quantitative information about exposure to risks arising from financial instruments, including specified minimum disclosure about credit risk, liquidity and market risk.  The quantitative disclosures must provide information about the extent to which the entity is exposed to risk, based on information provided internally to the entity’s key management personnel.

Recent accounting pronouncement not yet adopted

In February 2008, the CICA issued Section 3064, “Goodwill and Intangible Assets”, which replaces Section 3062, “Goodwill and Intangible Assets,” and results in a withdrawal of CICA Section 3450, “Research and Development Costs,” and amendments to Accounting Guideline (AcG) 11, “Enterprises in the Development Stage,” and CICA Section 1000, “Financial Statement Concepts.” The standard intends to reduce the differences with International Financial Reporting Standards (“IFRS”) in the accounting for intangible assets and results in closer alignment with U.S. GAAP. Under current Canadian standards, more items are recognized as assets than under IFRS or U.S. GAAP. The objectives of CICA Section 3064 are to reinforce the principle-based approach to the recognition of assets only in accordance with the definition of an asset and the criteria for asset recognition; and clarify the application of the concept of matching revenues and expenses such that the current practice of recognizing assets that do not meet the definition and recognition criteria are eliminated. The standard will also provide guidance for the recognition of internally developed intangible assets (including research and development activities), ensuring consistent treatment of all intangible assets, whether separately acquired or internally developed. This standard will be effective for fiscal years beginning on or after October 1, 2008.  We are currently evaluating the impact of adopting this standard in 2009.

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

Non-Qualifying Fund

In general, if a QEF election or a mark-to-market election is not made by a U.S. Holder, any gain on a sale or other disposition of our common shares by such a U.S. Holder would be treated as ordinary income and would be subject to special tax rules. Under these special tax rules, (a) the amount of any such gain would be allocated ratably over the U.S. Holder’s holding period for our common shares, (b) the amount of ordinary income allocated to years prior to the year of sale or other disposition would be subject to tax at the highest statutory rate applicable to such U.S. Holder for each such year (determined without regard to other income, losses or deductions of the U.S. Holder for such years), and (c) the tax for such prior years would be subject to an interest charge, computed at the rate applicable to underpayments of tax. Under proposed U.S. Treasury regulations, a “disposition” may include, under certain circumstances, transfers at death, gifts, pledges of shares and other transactions with respect to which gain is not ordinarily recognized. In addition, the adjustment ordinarily made to the tax basis of stock owned by a decedent may not be available with respect to our common shares. Rules similar to those applicable to dispositions will generally apply to distributions in respect of our common shares that exceed 125% of the average amount of distributions in respect of such shares during the preceding three years, or, if shorter, during the preceding years in the U.S. Holder’s holding period (“excess distributions”).

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

Dividends

For purposes of this section “Dividends”, it is assumed that we are a PFIC. To the extent that distributions paid on our Common Shares are not treated as excess distributions received by a non-electing U.S. Holder, and to the extent the distribution exceeds the previously-taxed income of a U.S. Holder that makes a QEF election, such distributions (before reduction for Canadian withholding taxes) will be taxable as dividends to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, and will be includable in a U.S. Holder’s ordinary income when received. Dividends on our common shares will not be eligible for the dividends- received deduction generally allowed to U.S. corporations.

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

Note Regarding Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.   All statements, other than statements of historical facts, included in this document, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as financial and operating results and estimates; potential funding requirements and sources of capital; the timing, performance and results of feasibility studies including the ongoing bankable feasibility study for the Paredones Amarillos project; timing and receipt of required land use, environmental and other permits for the Paredones Amarillos Project and timing for starting and completion of drilling and testing programs at the Paredones Amarillos Project; plans to confirm the validity of the Change of Land Use Permit for the Paredones Amarillos Project and timing for confirmation of the status of this permit; capital and operating cost estimates for the Paredones Amarillos Project, anticipated timing of commencement of construction at the Paredones Amarillos Project; plans for evaluation of the Mt. Todd Project including estimates of silver, copper and gold resources; preliminary assessment results; results of drilling programs and prospects for exploration and conversion of resources at the Mt. Todd Project; potential for gold production at the Amayapampa gold project and timing for commencement of production and timing and receipt of future payments in connection with the disposal of the Amayapampa gold project; ongoing debt service requirements for our outstanding convertible notes and potential redemption or conversion of the notes; future business strategy; competitive strengths; goals; expansion and growth of our business; legal proceedings; Vista’s potential status as a producer; plans; potential project development; estimated completion dates; estimated exploration expenditures; operations; estimates of proven or probable reserves; estimates of mineralized material and mineral resources; current working capital; cash operating costs; future share price and valuation for Vista and for marketable securities held by Vista; future gold prices; and other such matters are forward-looking statements. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the risk that we may be subject to U.S. federal corporate income tax and Canadian income taxes in connection with our distribution of Allied Nevada shares to our shareholders as part of the Arrangement. These also include other risks such as our likely status as a “passive foreign investment company” for U.S. federal tax purposes, and business risks including risks relating to delays and incurrence of additional costs in connection with the feasibility study underway at our Paredones Amarillos Project including uncertainty relating to timing and receipt for required governmental permits; uncertainty relating to timing and receipt for confirmation of the validity of the Change of Land Use Permit for the Paredones Amarillos Project; uncertainty of feasibility study results and preliminary assessments and of estimates on which such results are based; risks relating to delays in commencement and completion of construction at the Paredones Amarillos Project and Mt. Todd Project; risks of significant cost increases; uncertainties concerning availability of equipment or supplies; the risk that our acquisition, exploration and property advancement efforts will not be successful; risks relating to fluctuations in the price of gold; the inherently hazardous nature of mining-related activities; uncertainties concerning estimates of reserves, mineral resources or mineralized material; potential effects on our operations of environmental regulations in the countries in which we operate; risks related to repayment of debts; risks related to increased leverage; intense competition in the mining industry; risks due to legal proceedings; uncertainty of being able to raise capital on favourable terms or at all; risks that some of our directors may have conflicts of interest as a result of involvement with other natural resource companies; possible challenges to title to our properties; and risks from political and economic instability in the countries in which we operate. For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements please see our Annual Report on Form 10-K for the year ended December 31, 2007, under “Part I—Item 1A. Risk Factors.” The foregoing section of our 2007 Form 10-K is incorporated in this filing and investors should refer to it.  Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The gold price fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $837 by December 31, 2007 and was $934 at March 31, 2008 and $918 at April 22, 2008.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because we have exploration operations in North America, South America, Indonesia and Australia we are subject to foreign currency fluctuations.  We do not engage in currency hedging to offset any risk of currency fluctuations as insignificant monetary amounts are held in foreign currencies for land holding costs related to the properties owned.

On March 7, 2008, we announced the closing of a private placement in which we offered and sold $30 million in aggregate principal amount of secured senior convertible notes (see Consolidated Financial Statements – Note 7). The notes bear interest at a rate of 10% per annum (calculated and payable semi-annually in arrears) and will mature on March 4, 2011. We do not consider our interest rate risk exposure to be significant at this time.

ITEM 4.                  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2008. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

Please see “Part I — Item 3. Legal Proceedings” as included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A.               RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our unregistered sales of equity securities during the quarter ended March 31, 2008, have previously been reported in reports filed with the Commission.

In connection with our agreement with Republic Gold Limited involving the disposal to Republic of our wholly-owned subsidiary Vista Gold (Antigua) Corp., which indirectly held our interest in the Amayapampa gold project in Bolivia, we agreed to pay an advisory fee to Prime Corporate Finance Pty Limited of West Perth, Australia (“PCF”) for serving as corporate advisor to Vista in connection with the disposal by Vista of its interest in the Amayapampa gold project.  See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Disposal of Amayapampa project”.  On April 8, 2008, Vista and PCF agreed that the success fee payable to PCF was $165, such amount being equal to Cdn. $166.8.  In addition, on April 8, 2008, PCF and Vista agreed that the success fee would be payable in Common Shares of Vista.  Based on the market price of Vista’s Shares at the close of business on April 7, 2008 of Cdn. $4.47, 37,318 Vista Shares are issuable to PCF.  Completion of the issuance is subject to receipt of regulatory approvals and is anticipated to occur in May 2008.  The issuance is being made in reliance on the exemption from registration requirements under the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 3.                                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                  OTHER INFORMATION

None.

ITEM 6.                                  EXHIBITS

(a)	Exhibits

10.1

Asset Sale Agreement dated January 4, 2008, among Vista Gold Corp., Minera Paredones Amarillos, S.A. de C.V., Del Norte Company, Ltd. and A.M. King Industries, Inc. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated January 2, 2008, and incorporated herein by reference (File No. 1-9025)

10.2

Agency Agreement, dated March 4, 2008, between Vista Gold Corp. and Casimir Capital L.P. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)

10.3

Form of Subscription Agreement dated March 4, 2008, between Vista Gold Corp. and each Subscriber as defined therein filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)

10.4

Purchase and Sale Agreement dated April 4, 2008 among Vista Gold Corp., Vista Gold (Antigua) Corp. and Republic Gold Limited filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 4, 2008 and incorporated herein by reference (File No. 1-9025)

23.1	Consent of Tetra Tech, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA GOLD CORP.
(Registrant)

Date: May 12, 2008	By:	/s/ Michael B. Richings
Michael B. Richings
Executive Chairman and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer