Form 10-Q
period 2008-06-30
VISTA GOLD CORP
filed 2008-08-08
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  34,452,117

Common Shares, without par value, outstanding at August 8, 2008

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2008

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(U.S. dollars in thousands)	June 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$23,205	$16,686
Marketable securities - Note 4	10,229	10,882
Accounts receivable	157	91
Short-term loans receivable - Note 3	350	—
Prepaids and other	580	289
Current assets	34,521	27,948

Mineral properties - Note 5	24,523	18,052
Amayapampa disposal consideration - Note 3	4,813	—
Plant and equipment - Note 6	17,023	467
Other long-term receivables	16	66
Assets held for sale	—	4,813
	46,375	23,398

Total assets	$80,896	$51,346

Liabilities and Shareholders’ Equity:
Accounts payable	$19	$102
Accrued liabilities and other	1,121	592
Current liabilities	1,140	694

Convertible notes - Note 7	22,415	—
Total liabilities	23,555	694

Capital stock, no par value: - Note 8
Common - unlimited shares authorized; shares outstanding: 2008 - 34,452,117 and 2007 - 33,257,906	224,946	220,772
Warrants - Note 9	867	531
Options - Note 10	4,397	3,824
Contributed surplus	253	253
Equity component of convertible notes - Note 7	6,308	—
Accumulated other comprehensive income - Note 11	6,923	7,547
Deficit	(186,353)	(182,275)
Total shareholders’ equity	57,341	50,652

Total liabilities and shareholders’ equity	$80,896	$51,346

Subsequent events - Note 16

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2008	2007	2008	2007	Stage
Income:
Interest income	$171	$342	$280	$758	$2,299
Other income	11	2	14	4	434
Cost recoveries related to USF&G lawsuit	—	—	—	—	240
Total other income	$182	$344	$294	$762	$2,973

Costs and expenses:
Exploration, property evaluation and holding costs	$(252)	$(202)	$(497)	$(478)	$(2,292)
Corporate administration and investor relations	(1,253)	(917)	(2,540)	(1,635)	(17,009)
Costs of Arrangement	—	(2,352)	—	(2,352)	(2,901)
Depreciation and amortization	(40)	(27)	(79)	(53)	(279)
Gain/(loss) on currency translation	13	41	6	37	(36)
Interest expense	(585)	—	(769)	—	(769)
Gain/(loss) on disposal of marketable securities	(88)	—	(67)	140	264
Costs of Amayapampa disposal - Note 3	(132)	—	(132)	—	(132)
Other expense	—	—	—	—	(418)
Total costs and expenses	(2,337)	(3,457)	(4,078)	(4,341)	(23,572)
Loss from continuing operations	$(2,155)	$(3,113)	$(3,784)	$(3,579)	$(20,599)

Loss from discontinued operations	$(72)	$(115)	$(294)	$(425)	$(16,879)

Net loss	$(2,227)	$(3,228)	$(4,078)	$(4,004)	$(37,478)

Other comprehensive income:
Unrealized fair-value increase/(decrease) of available-for-sale securities	1,101	4,296	(691)	4,287
Realized (gain)/loss on available-for-sale securities	88	—	67	(140)
	1,189	4,296	(624)	4,147
Comprehensive income	$(1,038)	$1,068	$(4,702)	$143

Weighted average number of shares outstanding	34,420,130	32,045,503	34,211,221	31,987,417

Basic and diluted loss per share from continuing operations	$(0.06)	$(0.10)	$(0.11)	$(0.11)
Basic and diluted loss per share	$(0.06)	$(0.10)	$(0.12)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2008	2007	2008	2007
Deficit, beginning of period	$(184,126)	$(132,691)	$(182,275)	$(131,915)
Net loss	(2,227)	(3,228)	(4,078)	(4,004)
Dividend-in-kind	—	(36,159)	—	(36,159)
Deficit, end of period	$(186,353)	$(172,078)	$(186,353)	$(172,078)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative during Exploration
(U.S. dollars in thousands)	2008	2007	2008	2007	Stage
Cash flows from operating activities:
Loss for the period - continuing operations	$(2,155)	$(3,113)	$(3,784)	$(3,579)	$(20,599)

Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	40	29	79	55	302
Stock-based compensation	309	179	605	313	4,898
(Gain)/loss on disposal of marketable securities	88	—	67	(202)	(526)
Accretion of convertible notes	233	—	314	—	314
Accrued interest	352	—	456	—	456
Costs of disposal of Amayapampa	132	—	132	—	132
Prepaid transaction costs	—	2,119	—	1,841	1,841
Other non-cash items	—	—	—	—	(170)

Change in operating assets and liabilities:
Accounts receivable	(61)	(30)	(66)	(376)	(521)
Interest paid	(842)	—	(842)	—	(842)
Prepaids and other	(304)	(317)	(261)	(442)	(370)
Accounts payable and accrued liabilities and other	135	(622)	21	(316)	(655)
Net cash used in operating activities	(2,073)	(1,755)	(3,279)	(2,706)	(15,740)

Cash flows from investing activities:
Acquisition of marketable securities	(51)	(31)	(77)	(115)	(1,011)
Proceeds from sale of marketable securities	31	—	89	218	1,073
Additions to mineral properties, net of cost recoveries - Note 5	(2,498)	(1,816)	(3,883)	(3,619)	(15,770)
Acquisition of mineral property	—	—	(452)	—	(3,332)
Additions to plant and equipment - Note 6	(327)	(58)	(16,635)	(325)	(17,306)
Proceeds on disposal of plant and equipment	—	—	—	—	52
Short-term loan receivable - Note 3	(350)	—	(350)	—	(350)
Cash transferred to Allied Nevada Gold Corp., net of receivable	—	(24,384)	—	(24,384)	(24,517)
Net cash used in investing activities	(3,195)	(26,289)	(21,308)	(28,225)	(61,161)

Cash flows from financing activities:
Net proceeds from equity financings - Note 8	—	—	—	—	54,409
Proceeds from exercise of warrants - Note 8	—	250	2,941	1,495	39,020
Proceeds from exercise of stock options - Note 8	—	—	69	17	2,724
Issuance of convertible notes, net of issuance costs - Note 7	(144)	—	28,390	—	28,390
Prepaid transaction costs	—	—	—	—	(1,841)
Net cash provided by financing activities	(144)	250	31,400	1,512	122,702

Net increase/(decrease) in cash and cash equivalents - continuing operations	(5,412)	(27,794)	6,813	(29,419)	45,801
Net decrease in cash and cash equivalents - discontinued operations	(72)	(14)	(294)	(322)	(23,270)
Net increase/(decrease) in cash and cash equivalents	(5,484)	(27,808)	6,519	(29,741)	22,531

Cash and cash equivalents, beginning of period - continuing operations	28,689	46,765	16,686	48,698	674

Cash and cash equivalents, end of period	$23,205	$18,957	$23,205	$18,957	$23,205

Supplemental cash flow information - Note 13

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(U.S. dollars unless specified otherwise)

1.                                      General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of June 30, 2008, and for the three-month and six-month periods ended June 30, 2008, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 15, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In 2007, the Board of Directors and management reevaluated the corporate strategy regarding the development of the Corporation’s more advanced projects.  As of result of this reevaluation, the Corporation has begun moving its more advanced projects through advanced and pre-feasibility studies in preparation for mine development so that production decisions can be made on those projects.

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

CICA Section 3862, “Financial Instruments-Disclosures” and Section 3863, “Financial Instruments-Presentations” are two standards that replace Section 3861, “Financial Instruments-Disclosure and Presentation”, revising disclosures related to financial instruments and carry forward unchanged presentation requirements.  These standards increase the disclosures currently required, which will enable users to evaluate the significance of financial instruments for an entity’s financial position and performance, including disclosures about fair value.  In addition, disclosure is required of qualitative and quantitative information about exposure to risks arising from financial instruments, including specified minimum disclosure about credit risk, liquidity and market risk.  The quantitative disclosures must provide information about the extent to which the entity is exposed to risk, based on information provided internally to the entity’s key management personnel.

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

3.                                      Disposal of Amayapampa gold project

On April 7, 2008, the Corporation announced an agreement to dispose of its wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held the Corporation’s interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic has agreed to pay to the Corporation, $3.0 million in three payments of $1.0 million. The first of these payments is due and payable upon the start of commercial production (as defined in the purchase and sale agreement) at Amayapampa followed by $1.0 million payments on each of the first and second anniversaries of the start of commercial production.  In addition, Republic has agreed to pay to the Corporation a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable, when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable, and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces and no NSR payments are due to the Corporation if the gold price is below $500 per ounce. The Corporation will retain a first right of refusal in the event Republic decides to sell the property and will also retain a right to re-acquire the property if Republic or Vista Gold Antigua have not moved to close a financing under a project financing facility within five years.  Under the terms of the transaction, the Corporation agreed to lend $350,000 to Republic for ongoing expenses on the Amayapampa gold project.  The loan was completed on April 7, 2008.  Interest on the loan accrues and is payable at the rate of 10% per annum, payable monthly.  The principal is due on or before the earlier of (a) September 30, 2008, (b) the date that a bankable feasibility study is completed with respect to the Amayapampa gold project or (c) such earlier date in the event the Corporation makes demand for full payment upon the occurrence of an event of default.

The fair value of the consideration received on disposal of the Amayapampa project has been calculated as of June 30, 2008 using probability weighted cash flow scenarios and assumptions including future gold prices, estimated gold production and the timing of commencement of commercial production.  These inputs in the “income approach” valuation model used by the Corporation are considered to be level three unobservable inputs as defined by SFAS No. 157, “Fair Value Measurements.”  These are the Corporation’s own assumptions based on management’s best estimates and the best information available at the time.

Prime Corporate Finance Pty Limited (“PCF”) of West Perth, Australia served as corporate advisor to the Corporation in connection with the above transaction.  In compensation for the advisory services provided by PCF, the Corporation had agreed to pay PCF a success fee of 5% of the face value of any transaction completed with a party introduced by PCF.  Republic was introduced to the Corporation by PCF.  On April 8, 2008, the Corporation and PCF agreed that the success fee payable to PCF was $165,000, such amount being equivalent to Cdn. $166,815.  In addition, on April 8, 2008, PCF and the Corporation agreed that the success fee would be payable in common shares of the Corporation.  Based on the market price of the Corporation’s common shares at the close of business on April 7, 2008 of Cdn. $4.47, 37,318 common shares of the Corporation were issuable to PCF.  This issuance was completed on June 17, 2008.

4.             Marketable securities

	At June 30, 2008			At December 31, 2007
(U.S. dollars in thousands)	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value

Allied Nevada Gold Corp.	$2,194	$6,817	$9,011	$2,194	$7,322	$9,516
Esperanza Silver Corp.	10	87	97	10	134	144
Luzon Minerals Ltd.	342	(240)	102	462	(322)	140
Nevgold Resources Corp.	217	(49)	168	177	(4)	173
Other marketable securities	543	308	851	492	417	909
	$3,306	$6,923	$10,229	$3,335	$7,547	$10,882

5.                                      Mineral properties

	2007	2008
(U.S. dollars in thousands)	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Capitalized interest	Year to date activity	June 30, ending balance
Long Valley, United States	948	—	—	2	—	2	950
Yellow Pine, United States	739	—	—	29	—	29	768
Paredones Amarillos, Mexico	3,987	—	—	1,659	867	2,526	6,513
Guadalupe de los Reyes, Mexico	1,389	1,452	—	150	—	1,602	2,991
Awak Mas, Indonesia	3,269	—	—	219	—	219	3,488
Mt. Todd, Australia	7,330	—	—	2,052	—	2,052	9,382
Other	390	—	40	1	—	41	431
	$18,052	$1,452	$40	$4,112	$867	$6,471	$24,523

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

6.                                      Plant and equipment

	June 30, 2008			December 31, 2007
(U.S. dollars in thousands)	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net

Paredones Amarillos, Mexico	16,452	2	16,450	33	2	31
Awak Mas, Indonesia	112	55	57	98	43	55
Mt. Todd, Australia	598	130	468	397	54	343
Corporate, United States	195	147	48	455	417	38
	$17,357	$334	$17,023	$983	$516	$467

On January 7, 2008, the Corporation entered into an agreement with A.M. King Industries, Inc. (“A.M. King”) and Del Norte Company Ltd., a wholly-owned subsidiary of A.M. King, to purchase gold processing equipment to be used at the

Corporation’s Paredones Amarillos project.  The aggregate purchase price was approximately $16.0 million.  The purchase price includes the cost of relocating the equipment to Edmonton, Alberta, Canada.  From this point, the Corporation is responsible for the reconditioning and transportation of the equipment to Paredones Amarillos.  The equipment includes a 10,000 tonne per day semi-autogenous grinding mill, two ball mills, gyratory crusher and a shorthead cone crusher, along with other related components, spare parts and other process plant equipment.  On April 17, 2008, the Corporation announced that it had finalized the purchase of the gold processing equipment, with the conclusion on that date of the transportation of the major equipment items to the Corporation’s lay-down yard in Edmonton.

7.                                      Brokered private placement of convertible notes

On March 4, 2008, the Corporation completed a private placement in which the Corporation issued and sold $30 million in aggregate principal amount of senior secured convertible notes (the “Notes”).  The Notes were issued on March 4, 2008 and mature at face value on March 4, 2011 (the “Maturity Date”).  The Notes pay interest of 10% per annum. Interest is payable each year in two installments on June 15 and December 15, and the principal is payable on the Maturity Date.

The Notes are convertible at the holder’s or issuer’s discretion in accordance with the terms of the Notes.  The holder can convert all or part of the debt at any time prior to the Maturity Date or the business day immediately preceding the Redemption Date at a price of $6.00 per common share, subject to adjustment in certain circumstances.  The “Redemption Date” represents the date that the Notes will be redeemed in the event that the Corporation redeems the Notes.

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

Simultaneous with the issuance of the Notes, the Corporation issued to Casimir Capital LP 200,000 common share purchase warrants with an exercise price of $6.00 per warrant and expiration date of March 4, 2011, as partial consideration for serving as agent for the transaction (Note 9).  The Corporation also paid to Casimir Capital a cash fee of $1.2 million, being 4% of the gross proceeds of the offering of the Notes.  The warrants provide for cashless exercise if the market price of the Corporation’s common shares is above the exercise price.  In addition, the exercise price is subject to standard anti-dilution adjustment provisions.

The Notes have been accounted for in accordance with EIC 164, “Convertible and other Debt Instruments with Embedded Derivatives”.  Under EIC 164, the fair value of the conversion feature is recorded as equity.  The issuance date fair value of the conversion feature was originally estimated to be $11.5 million and was classified as the equity component of convertible notes with the residual balance of $18.5 million being recorded as long-term debt.  However, subsequent to the initial estimation and recognition of the equity component it was determined that a risk-free rate of return would provide a more conservative estimate of the expected return an investor would expect to receive as compared to the expected return on the Corporation’s common shares, which was originally used.  This “risk neutral” approach was applied and the issuance date fair value of the convertible feature was revised.  The revised issuance date fair value of the conversion feature was estimated to be $6.8 million and the residual balance of $23.2 million was recorded as the fair value of the Corporation’s obligation to make principal and interest payments and has been classified as long-term debt.  This change in estimate has been applied on a prospective basis by adjusting the carrying values of the equity component and long-term debt on the balance sheet.

The issuance date fair value of the warrants of $336,000 and legal fees and other expenses of $1.9 million related to the issuance of these Notes have been allocated pro-rata between debt issuance costs of $1,496,000 and equity issuance costs of $447,000.  The transaction costs are added to the cost of the convertible debt and presented as a reduction of the related debt and equity portions.  The issuance costs related to the debt portion will be amortized over the term of the Notes using the effective interest rate method.  The Corporation will capitalize interest and accretion based on expenditures on qualifying assets.  As of June 30, 2008, the Corporation had qualifying expenditures of approximately $16.0 million related to the equipment purchase for the Paredones Amarillos project.

The Corporation has used approximately $17.5 million for ongoing operations at the Paredones Amarillos project.  This includes approximately $16.0 million towards the purchase of gold processing equipment to be used at the Paredones Amarillos project.  The remaining $10.6 million raised from the private placement will be used for ongoing operations at the Paredones Amarillos project.

8.             Capital stock

	Number of shares issued	Capital stock ($ 000’s)
As of December 31, 2007	33,257,906	$220,772

Warrants exercised from February 2006 private placement - Note 9	928,390	2,941
Shares issued for acquisition of gold properties	213,503	1,000
Exercise of stock options, cash - Note 10	15,000	69
Exercise of stock options, fair value - Note 10	—	32

Issued during the three months ended March 31, 2008	1,156,893	4,042

As of March 31, 2008	34,414,799	$224,814

Shares issued for services	37,318	132

Issued during the three months ended June 30, 2008	37,318	132

As of June 30, 2008	34,452,117	$224,946

9.                                      Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

	Warrants granted(3)	Valuation ($ 000’s)	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise prices ( $ USD)	Expiry date	Weighted average remaining life (yrs)

As of December 31, 2007 (1)	12,208,917	531	(11,193,666)	(337,163)	678,088	$6.68

Private placement February 2006 (1)	—	—	(494,684)	—	(494,684)	6.00	Feb-08	—
Convertible notes broker warrants (2)	200,000	336	—	—	200,000	6.00	Mar-11	2.7

As of June 30, 2008	12,408,917	867	(11,688,350)	(337,163)	383,404	$5.74

(1)  Each warrant entitled the holder to purchase common shares as adjusted in accordance with the warrant terms pursuant to the previously announced Plan of Arrangement transaction involving the Corporation, Allied Nevada Gold Corp. and Carl and Janet Pescio that closed on May 10, 2007 (the “Plan of Arrangement”).

(2)  Each warrant entitles the holder to purchase one common share.  See Note 7.

(3)  The value of all warrants issued in conjunction with private placements is allocated to common stock upon exercise.

During the six-month period ended June 30, 2008, all remaining warrants issued in conjunction with the February 2006 private placement were exercised prior to their expiry date of February 1, 2008.  Upon exercise of these warrants, holders received 1.894 common shares per warrant as adjusted in accordance with the warrant terms pursuant to the Plan of Arrangement.  There were no warrants exercised during the three-month period ended June 30, 2008.

10.          Options to purchase Common Shares

Under the Corporation’s Stock Option Plan (the “Plan”), the Corporation may grant options to directors, officers, employees and consultants of the Corporation or its subsidiaries.  The maximum number of common shares of the Corporation that may be reserved for issuance under the Plan is a variable number equal to 10% of the issued and outstanding common shares on a non-diluted basis.  Under the Plan, the exercise price of each option shall not be less than the market price of the Corporation’s common shares on the date preceding the date of grant, and an option’s maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between the Corporation and the optionee.  Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board.

The fair value of stock options granted to employees and directors was estimated at the grant date using the Hull-White trinomial lattice option pricing model, using the following weighted average assumptions:

June 2008

Expected volatility	53.97%
Risk-free interest rate	3.25%
Expected lives (years)	5

Option pricing models require the input of highly subjective assumptions including the expected price volatility.  Expected price volatility is based on the historical volatility of the Corporation’s common shares.  Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Corporation’s stock options.  The expected term of the options granted is derived from the output of the option pricing model and represents the period of time that the options granted are expected to be outstanding.  The risk-free rate for the periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

A summary of option activity under the Plan as of June 30, 2008, and changes during the six-month period then ended is set forth in the following table:

	Number of Shares Issuable upon Option Exercise	Weighted- Average Exercise Price ($ USD)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000)
Outstanding - December 31, 2007	1,630,213	$4.99	3.44	$1,112

Exercised	(15,000)	4.58
Forfeited	(25,000)	4.58

Outstanding - March 31, 2008	1,590,213	$4.99	3.05	$1,106

Exercisable - March 31, 2008	1,096,241	$4.74	3.44	$978

Granted	10,000	3.40

Outstanding - June 30, 2008	1,600,213	$4.98	3.20	$286

Exercisable - June 30, 2008	1,126,241	$4.80	2.80	$285

A summary of the fair-value changes included in options within Shareholders’ Equity as of June 30, 2008, and the six-month period then ended is set forth in the following table:

Options ($ 000’s)
As of December 31, 2007	$3,824

Expensed	332
Exercised	(32)
Forfeited	(37)

As of March 31, 2008	$4,087

Granted	7
Expensed	303

As of June 30, 2008	$4,397

The total number of options outstanding at the end of the quarter is 1,600,213 with exercise prices ranging from approximately $2.09 to $7.66 and remaining lives of 0.25 to 4.91 years.  The total number of options outstanding represents 4.6% of issued capital.

A summary of the status of the Corporation’s unvested stock options as of June 30, 2008, and changes during the six-month period then ended, is set forth below:

	Number of Shares Issuable upon Option Exercise	Weighted- Average Grant Date Fair Value ($ USD)
Unvested - December 31, 2007	513,972	$2.64

Forfeited	(20,000)	2.13

Unvested - March 31, 2008	493,972	$2.53

Vested	(25,000)	3.40
Granted	5,000	1.49

Unvested - June 30, 2008	473,972	$2.48

As of June 30, 2008, there was $233,801 of unrecognized compensation expense related to the unvested portion of options outstanding.  This expense is expected to be recognized over a weighted-average period of 0.3 years.

11.          Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

Accumulated other comprehensive income ($ 000’s)
As of December 31, 2007	$7,547

Decreases to fair market value during period	(1,792)
Decreases due to realization of gain	(21)

As of March 31, 2008	$5,734

Increases to fair market value during period	1,101
Increases due to realization of loss	88

As of June 30, 2008	$6,923

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

Financial Assets

The carrying amounts and fair values of financial assets are as follows:

		June 30, 2008		December 31, 2007
U.S. dollars in thousands	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents (1)	Held-for-trading	$23,205	$23,205	$16,686	$16,686
Accounts receivable (1)	Loans and receivables	157	157	91	91
Short-term loans receivable (1)	Loans and receivables	350	350	—	—
Amayapampa disposal consideration	Held-for-trading	4,813	4,813	—	—
Marketable securities (2)	Available-for-sale	10,229	10,229	10,882	10,882
Total financial assets		$38,754	$38,754	$27,659	$27,659

(1)             Carrying amount is a reasonable approximation of fair value.

(2)             The fair value represents quoted market prices in an active market.

Financial liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		June 30, 2008		December 31, 2007
U.S. dollars in thousands	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities (1)	Other financial liabilities	$1,084	$1,084	$664	$664
Convertible notes (2)	Other financial liabilities	23,245	22,415	—	—
Total financial assets		$24,329	$23,499	$664	$664

(1)           Carrying amount is a reasonable approximation of fair value.

(2)           The carrying value of the convertible notes is being accreted to their maturity value over their expected life using the effective interest rate method.

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

13.          Supplemental cash flow information

Significant non-cash transactions during the six months ended June 30, 2008 included:  (a) the Corporation’s issuance of 37,318 common shares as a success fee payment to Prime Corporate Finance Pty Limited as compensation for advisory services provided to the Corporation in connection with the Corporation’s disposition of the Amayapampa project to Republic Gold Limited (Note 3); (b) the Corporation’s issuance of 213,503 common shares as partial compensation for the acquisition of interests in various mineral properties adjacent to the Corporation’s Guadalupe de los Reyes project in Mexico (Note 5); and (c) the Corporation’s issuance of 200,000 common share purchase warrants to Casimir Capital LP as partial compensation for serving as agent for the Corporation’s private placement of convertible notes (Note 7).  There were no significant non-cash transactions during the same period in 2007.

14.          Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in South America, Australia, North America and Indonesia. The Corporation reported no revenues in the three-month and six-month periods ended June 30, 2008, or for the same periods in 2007.  Geographic segmentation of mineral properties and plant and equipment is provided in Notes 5 and 6.

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

The significant differences in the consolidated statements of loss and comprehensive loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2008	2007	2008	2007	Stage
Net loss – Canadian GAAP	$(2,227)	$(3,228)	$(4,078)	$(4,004)	$(37,478)
Exploration, property evaluation and holding costs continuing operations (a)	(2,900)	(2,129)	(4,382)	(3,682)	(9,162)
Exploration, property evaluation and holding costs discontinued operations (a)	—	—	—	(4)	4,016
Interest accretion on convertible notes (e)	313	—	313	—	313
Amortization of debt issuance costs (e)	(74)	—	(74)	—	(74)
Financing costs	—	—	—	—	(222)
Stock-based compensation expense (d)	—	—	—	—	2,251
Beneficial conversion feature	—	—	—	—	(2,774)
Net loss – U.S. GAAP	(4,888)	(5,357)	(8,221)	(7,690)	(43,130)
Unrealized gain/(loss) on marketable securities (b)	1,189	4,296	(624)	4,147	(662)
Comprehensive loss – U.S. GAAP	$(3,699)	$(1,061)	$(8,845)	$(3,543)	$(43,792)

Basic and diluted loss per share – U.S. GAAP	$(0.11)	$(0.03)	$(0.26)	$(0.11)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative during Exploration
(U.S. dollars in thousands)	2008	2007	2008	2007	Stage

Cash flows from operating activities, Canadian GAAP	$(2,073)	$(1,755)	$(3,279)	$(2,706)	$(15,740)
Additions to mineral properties, net (a)	(2,631)	(2,129)	(4,113)	(3,686)	(10,626)
Cash flows from operating activities, U.S. GAAP	(4,704)	(3,884)	(7,392)	(6,392)	(26,366)

Cash flows from investing activities, Canadian GAAP	(3,195)	(26,289)	(21,308)	(28,225)	(61,161)
Additions to mineral properties, net (a)	2,631	2,129	4,113	3,686	10,626
Cash flows from investing activities, U.S. GAAP	(564)	(24,160)	(17,195)	(24,539)	(50,535)

Cash flows from financing activities, Canadian GAAP	(144)	250	31,400	1,512	122,702
Cash flows from financing activities, U.S. GAAP	(144)	250	31,400	1,512	122,702

Net increase/(decrease) in cash and cash equivalents - continuing operations	(5,412)	(27,794)	6,813	(29,419)	45,801
Net increase/(decrease) in cash and cash equivalents - discontinued operations	(72)	(14)	(294)	(322)	(23,270)
	(5,484)	(27,808)	6,519	(29,741)	22,531

Cash and cash equivalents, beginning of period	28,689	46,765	16,686	48,698	674

Cash and cash equivalents, end of period	$23,205	$18,957	$23,205	$18,957	$23,205

The significant differences in the consolidated balance sheets as at June 30, 2008, and December 31, 2007, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30, 2008			December 31, 2007
(U.S. $ 000’s)	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP
Current assets	$34,521	$—	$34,521	$27,948	$—	$27,948
Property, plant and equipment (a)	41,546	(15,721)	25,825	18,519	(11,339)	7,180
Other assets	4,829	(2,124)	2,705	66	—	66
Assets held for sale (a)	—	—	—	4,813	(2,124)	2,689
Total assets	$80,896	$(17,845)	$63,051	$51,346	$(13,463)	$37,883

Current liabilities	1,140	—	1,140	694	—	694
Convertible notes (e)	22,415	6,308	28,723	—	—	—
Total liabilities	23,555	6,308	29,863	694	—	694

Capital stock (c,d)	224,946	75,364	300,310	220,772	75,364	296,136
Special warrants	—	222	222	—	222	222
Warrants and options (d)	5,264	(647)	4,617	4,355	(647)	3,708
Contributed surplus (c,d)	253	5,526	5,779	253	5,526	5,779
Equity component of convertible notes (e)	6,308	(6,308)	—	—	—	—
Other comprehensive income (b)	6,923	90	7,013	7,547	90	7,637
Deficit (a,b,c,d)	(186,353)	(98,400)	(284,753)	(182,275)	(94,018)	(276,293)
Total shareholders’ equity	57,341	(24,153)	33,188	50,652	(13,463)	37,189

Total liabilities & shareholders’ equity	$80,896	$(17,845)	$63,051	$51,346	$(13,463)	$37,883

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Corporation’s fiscal year beginning January 1, 2009. The Corporation adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation is currently evaluating the impact of this standard on its consolidated financial statements.

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

16.          Subsequent events

Updated status of change of land use permit for Paredones Amarillos project and expected development timetable

As previously reported, on April 30, 2008, the Corporation announced that it had received correspondence from the local La Paz office of the Mexican Environmental and Natural Resource Service (SEMARNAT) which indicates that staff in that office are of the opinion that the Change of Land Use Permit approved by SEMARNAT in 1997 in relation to the Corporation’s Paredones Amarillos Project in Baja California Sur (“BCS”), Mexico, is no longer valid.  The Corporation’s legal counsel in Mexico remains of the view that the original permit is valid and has advised the Corporation to proceed with a judicial appeal of the opinion issued by the BCS office of SEMARNAT to preserve certain legal rights, but has also recommended that a new application is likely to be the most expeditious way to obtain the necessary approvals.

On July 2, 2008, the Corporation reported that it has taken steps to preserve its right to proceed with a judicial appeal of the opinion issued by the BCS office SEMARNAT and has also completed a number of prerequisite steps to submitting an application for a new Change of Land Use Permit. As well, we plan to submit an application for an interim Change of Land Use Permit for the drilling program.  The Corporation has recently received a certificate from the General Direction of Mines of the General Coordinator of Mines in the Ministry of Economy verifying that the Corporation’s Mexican subsidiary, Minera Paredones Amarillos S.A. de C.V. (“MPA”), is the rightful holder of valid mineral rights for the Paredones Amarillos Project.  Under Mexican mining statutes, MPA has the constitutional right to use the surface for mining activities, subject to applicable environmental permits and federal authorizations. This position has been further confirmed in the foregoing certificate issued by the General Direction of Mines of the General Coordinator of Mines in the Ministry of Economy. One of the mechanisms for authorizing the use of federal land for mining activities is a Temporary Occupation Permit (lasting the life of the mining activity).  The Corporation is preparing an application for a Temporary Occupation Permit and plans to submit the application shortly.  The Corporation has signed an agreement with a private landowner for the purchase of the remaining surface land required by the project.  This land covers the area of the mill site, tailings impoundment and various ancillary facilities. The documents supporting the Corporation’s right to use the surface, together with the existing and valid environmental permit and other supporting documents currently being prepared, will form the basis of the new Change of Land Use Permit application. The Corporation plans to submit this application within the next few weeks. Based on earlier discussions with the Secretary of SEMARNAT, management expects the application to be processed promptly and by law within 60 working days; the foregoing in accordance with those terms established in the applicable legal provisions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. for the three and six months ended June 30, 2008 has been prepared based on information available to us as of July 21, 2008.  MD&A should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2007 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada.  Reference to Note 17 to the consolidated annual financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements.  All amounts stated herein are in U.S. dollars in thousands, except loss per share and per ounce amounts, unless otherwise noted.

Results from Operations

Our consolidated net loss for the three-month period ended June 30, 2008, was $2,227 or $0.06 per share compared to a consolidated net loss of $3,228 or $0.10 per share for the same period in 2007.  Our consolidated net loss for the six-month period ended June 30, 2008, was $4,078 or $0.12 per share, which was approximately level with the consolidated net loss of $4,004 or $0.13 per share for the same period in 2007.  For the three-month period, the decrease in the consolidated loss of $1,001 from the respective prior period is primarily due to a decrease in costs of $2,352  related to the completion in May 2007 of the Plan of Arrangement involving Vista, Allied Nevada Gold Corp. (“Allied Nevada”) and the Pescios, which is partially offset by an increase in interest expense of $585, an increase in fees associated with the disposal of our Amayapampa project of $132, an increase in corporate administration and investor relations costs of $336, an increase in the loss on disposal of marketable securities of $88 and a decrease in interest income of $171.  The slight increase in the consolidated net loss of $74 for the six-month period from the prior year period is largely due to an increase in corporate administration and investor relations costs of $905, an increase in interest expense of $769, an increase in the loss on disposal of marketable securities of $207, an increase in fees associated with the disposal of our Amayapampa project of $132 and a decrease in interest income of $478.  These amounts are offset by the decrease in costs related to the Plan of Arrangement of $2,352, as noted above.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $252 for the three-month period ended June 30, 2008 and $497 for the six-month period ended June 30, 2008, approximately level with $202 and $478 for the same periods in 2007. For both the three-month and six-month periods, there were no significant variances as we continue to move our projects towards development decisions.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $1,253 during the three-month period ended June 30, 2008 and $2,540 for the six-month period ended June 30, 2008, compared to $917 and $1,635 for the same periods in 2007.  The increases of $336 and $905 from the respective prior periods are primarily due to the following:

•                  Stock-based compensation expense increased by $155 and $357, respectively, for the three- and six-month periods ended June 30, 2008.  This is due to an increase in the number of options granted during the prior year and vesting over time as compared to the prior period.

•                  Employee costs increased by $116 and $140, respectively, for the three- and six-month periods ended June 30, 2008.  These costs reflect higher employee benefit costs and salaries.

•                  Also contributing to the increase was the elimination of $73 and $383, respectively, for the three- and six-month periods ended June 30, 2008, in the allocation of certain corporate overhead expenses to Allied Nevada following completion of the Plan of Arrangement.  Until May 10, 2007, Allied Nevada had been a wholly-owned subsidiary of Vista.  Since the completion on that date of the Plan of Arrangement that resulted in, among other things, the formation of Allied Nevada as a newly independent entity, Vista no longer allocated overhead expenses to Allied Nevada.

Depreciation and amortization

Depreciation and amortization expense increased to $40 during the three-month period ended June 30, 2008 and $79 for the six-month period ended June 30, 2008, compared to $27 and $53 for the same periods in 2007.  The increases of $13 and $26 from the respective prior periods are mostly due to capital expenditures at the Mt. Todd gold project during 2007 that have begun to be depreciated.

Other income and expense

Gain/(loss) on disposal of marketable securities

For the three-month period ended June 30, 2008 we realized a loss of $88 on the disposal of marketable securities, compared to no gains or losses for the same period in 2007.  The loss for the 2008 period resulted from the sale of securities that had a book value of $120.

For the six-month period ended June 30, 2008, we realized a loss on the disposal of marketable securities of $67 compared to a gain on the disposal of marketable securities of $140 ($202 prior to the allocation to Allied Nevada) for the same period in 2007.  The loss for the 2008 period resulted from the sale of securities that had a book value of $157 and the gain for the 2007 period resulted from the sale of securities that had a book value of $16.

At June 30, 2008, we held marketable securities available for sale with a quoted market value of $10,229. With the exception of our shares of Allied Nevada common stock, as discussed herein, we purchased the securities for investing purposes with the intent to hold the securities until such time it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment. At June 30, 2008, also included in marketable securities were 1,529,848 shares of Allied Nevada at a quoted market value of $9,011. We continue to hold these shares of Allied Nevada, which we retained as part of the closing of the Plan of Arrangement to facilitate payment of any taxes payable by Vista as a result of the Plan of Arrangement.  These shares are “restricted securities” as defined in Rule 144 under the Securities Act of 1933 (the “Securities Act”) and cannot be resold by us in the absence of registration under the Securities Act unless an exemption from registration is available.

On November 15, 2007, the SEC adopted proposed revisions to Rule 144, the most commonly available exemption for resales.  Among other things, these revisions shortened the one-year holding period under Rule 144 to six months as to restricted securities issued by companies that are subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, such as Allied Nevada. The revisions to Rule 144 became effective on February 15, 2008. Since we acquired our Allied Nevada shares in May 2007, we have met the required six-month holding period and can commence resales in reliance on the Rule 144 exemption. If there are no taxes to be paid as part of the Arrangement, then we will hold these shares until such time that it would be advantageous to sell the securities at a gain.

Interest income

During the three months ended June 30, 2008 we realized $171 in interest income as compared to $342 for the same period in 2007.  During the six months ended June 30, 2008 we realized $280 in interest income as compared to $758 for the same period in 2007.  The decreases of $171 and $478, from the respective prior periods are primarily attributable to a decrease in interest earned on our liquid savings accounts as compared to the same period in 2007.  This decrease is due to Vista’s decision to no longer purchase short-term commercial paper due to the declining interest rates in the market.

Interest expense

During the three-month period and six-month period ended June 30, 2008, interest expense was $585 and $769, respectively.  Of these amounts, $232 and $313, respectively, are attributable to the accretion of the debt discount and $353 and $456, respectively, are attributable to interest expense.  These amounts are approximately 47% of the full interest expense associated with the issuance of the Notes (as defined under “Financing Activities” below).  We are able to capitalize the remaining 53% as additions to mineral properties in accordance with SFAS No. 34 and our accounting policy.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $2,073 for the three-month period ended June 30, 2008, compared to $1,755 for the same period in 2007.  The increase of $318 is the result of an interest payment of $842 made on June 15, 2008 for the Notes and a decrease of non-cash items of $1,173 which is offset by a decrease in the loss for the period from continuing operations of $958 and a decrease in cash used for accounts payable, accrued liabilities and other of $757.

Net cash used in operating activities was $3,279 for the six-month period ended June 30, 2008, compared to $2,706 for the same period in 2007.  The increase of $573 is mostly the result of the interest payment of $842 noted above, which is partially offset by a decrease in cash used for receivables of $310.

Investing activities

Net cash used in investing activities decreased to $3,195 for the three-month period ended June 30, 2008, from $26,289 for the same period in 2007.  The decrease of $23,094 mostly reflects the $24,384 cash transferred to Allied Nevada in conjunction with the completion of the Plan of Arrangement during May 2007, which was partially offset by the following:

•                  An increase in the additions to mineral properties of $682, which is mostly the result of an increase in expenditures at the Paredones Amarillos project as we move towards a production decision.

•                  An increase of $350 for a loan made to Republic Gold Limited (“Republic”) in conjunction with the disposal of the Amayapampa project.

•                  An increase in the additions to plant and equipment of $269, which is mostly the result of an increase in equipment purchases at the Paredones Amarillos project and the Mt. Todd project.

Net cash used for investing activities decreased to $21,308 for the six-month period ended June 30, 2008, from $28,225 for the same period in 2007.  The decrease of $6,917 is mostly the result of a decrease of $24,384 in the cash transferred to Allied Nevada as noted above, which has been offset by the following:

•                  An increase in additions to plant and equipment of $16,310.  On March 4, 2008, with the completion of a brokered private placement of $30,000 principal amount of the Notes (see “Financing activities” below) we used $16,000 of the proceeds towards the purchase of gold processing equipment to be used at our Paredones Amarillos project.  The aggregate purchase price was approximately $16,000, which included the costs of relocating the equipment to Edmonton, Alberta, Canada.  The purchase was finalized in April 2008 with the completion of the relocation of the major equipment components to Edmonton.   There were no similar purchases during the 2007 period.

•                  An increase in the acquisition of mineral properties of $452.  On January 24, 2008, we completed the acquisition of interests in various mineral properties adjacent to our Guadalupe de los Reyes project in Mexico.  The consideration paid by Vista for the acquisition of these interests included cash payments totalling $452 and the issuance of a total of 213,503 common shares of Vista (with an aggregate fair value of $1,000), to various parties.

•                  An increase in the additions to mineral properties of $264.

•                  An increase of $350 for a loan made to Republic in connection with the disposal of the Amayapampa project, as noted above.

Financing activities

Net cash used in financing activities was $144 for the three-month period ended June 30, 2008, as compared to net cash provided by financing activities of $250 for the same period in 2007.  During the three-month period ended June 30, 2008 cash was used in financing activities, reflecting the payment of additional debt issuance costs resulting from the completion of the brokered private placement of the Notes during the first quarter, discussed below.  For the same period in 2007, cash was provided by financing activities due to proceeds received from the exercise of warrants.

Net cash provided by financing activities was $31,400 for the six-month period ended June 30, 2008, as compared to $1,512 for the same period in 2007.  This increase is primarily the result of the completion of a brokered private placement on March 4, 2008 in which we offered and sold $30,000 in aggregate principal amount of senior secured convertible notes (the “Notes”) (see unaudited Consolidated Financial Statements – Note 7).  Proceeds to Vista after legal and other fees were $28,390.  There were no similar transactions during the 2007 period.

There were no warrant exercises during the three-month period ended June 30, 2008 as compared to $250 for the same period in 2007.  Warrant exercises during the six-month period ended June 30, 2008 produced cash proceeds of $2,941 as compared to $1,495 for the same period in 2007.

Liquidity and Capital Resources

At June 30, 2008, our total assets were $80,896 compared to $51,346 at December 31, 2007, representing an increase of $29,550.  At June 30, 2008, we had working capital of $33,381 compared to $27,254 at December 31, 2007, representing an increase of $6,127.  This increase relates primarily to an increase in cash balances from year end as a result of the completion of the brokered private placement of Notes as discussed below.

The principal component of working capital at both June 30, 2008 and December 31, 2007, is cash and cash equivalents of $23,205 and $16,686, respectively.  Other components include marketable securities (June 30, 2008 – $10,229; December 31, 2007 – $10,882) and other liquid assets (June 30, 2008 - $1,087; December 31, 2007 - $380).

On March 4, 2008, we completed a private placement in which we issued and sold $30 million in aggregate principal amount of the Notes.  The Notes mature at face value on March 4, 2011 (the “Maturity Date”).  The Notes pay interest of 10% per annum. Interest is payable each year in two installments on June 15 and December 15 and the principal is payable on the Maturity Date.

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

The Notes have been accounted for in accordance with EIC 164, “Convertible and other Debt Instruments with Embedded Derivatives”.  Under EIC 164, the fair value of the conversion feature is recorded as equity.  The issuance date fair value of the conversion feature was originally estimated to be $11.5 million and was classified as the equity component of convertible notes with the residual balance of $18.5 million being recorded as long-term debt.  However, subsequent to the initial estimation and recognition of the equity component it was determined that a risk-free rate of return would provide a more conservative estimate of the expected return an investor would expect to receive as compared to the expected return on Vista’s common shares, which was originally used.  This “risk neutral” approach was applied and the issuance date fair value of the convertible feature was revised.  The revised issuance date fair value of the conversion feature was estimated to be $6.8 million and the residual balance of $23.2 million was recorded as the fair value of Vista’s obligation to make principal and interest payments and has been classified as long-term debt.  This change in estimate has been applied on a prospective basis by adjusting the carrying values of the equity component and long-term debt on the balance sheet.

We used approximately $16,000 of the proceeds from the sale of the Notes for advance payments towards the purchase of gold processing equipment to be used at our Paredones Amarillos project.  The remaining balance of the funds raised from the private placement will be used for ongoing operations at the Paredones Amarillos project.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Other

Disposal of Amayapampa project

On April 7, 2008, we announced an agreement to dispose of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic has agreed to pay Vista $3.0 million in three payments of $1.0 million. The first of these payments is due and payable upon the start of commercial production (as defined in the purchase and sale agreement) at Amayapampa followed by $1.0 million payments on each of the first and second anniversaries of the start of commercial production.  In addition, Republic has agreed to pay Vista a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable, when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable, and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces and no NSR payments are due to Vista if the gold price is below $500 per ounce.

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

The fair value of the consideration received on disposal of the Amayapampa project has been calculated as of June 30, 2008 using probability weighted cash flow scenarios and assumptions including future gold prices, estimated gold production and the timing of commencement of commercial production.  These inputs in the “income approach” valuation model used by Vista are considered to be level three unobservable inputs as defined by SFAS No. 157, “Fair Value Measurements.”  These are Vista’s own assumptions based on our best estimates and the best information available at the time.

Prime Corporate Finance Pty Limited (“PCF”) of West Perth, Australia served as corporate advisor to Vista in connection with the above transaction.  In compensation for the advisory services provided by PCF, Vista had agreed to pay PCF a success fee of 5% of the face value of any transaction completed with a party introduced by PCF.  Republic was introduced to Vista by PCF.  On April 8, 2008, Vista and PCF agreed that the success fee payable to PCF was $165, such amount being equivalent to Cdn. $166.8.  In addition, on April 8, 2008, PCF and Vista agreed that the success fee would be payable in Common Shares of Vista.  Based on the market price of Vista’s Shares at the close of business on April 7, 2008 of Cdn. $4.47 per common share, 37,318 Vista Shares were issuable to PCF.  Completion of the issuance occurred on June 17, 2008.

Mt. Todd Gold Project resource update

On April 24, 2008, we announced that Canadian National Instrument 43-101 (“43-101”) silver and copper resource estimates for the Batman deposit at the Mt. Todd Gold Project in Northern Territory, Australia had been completed by Tetra Tech, Inc. of Golden, Colorado.  These silver and copper resource estimates were completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person as defined in 43-101, utilizing standard industry software and resource estimation methodology.  The new silver resource estimates and new copper resource estimates, reported at a cutoff grade of 0.015 gold ounces per ton, are set forth below. The gold resource remained the same as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, under “Part I – Financial Information — Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other - Updated gold resource estimate for the Mt. Todd gold project”.  For further information on the updated gold resource estimate, see our press release dated April 24, 2008 and see our technical report entitled “Mt. Todd gold project - resource update, Northern Territory, Australia” dated May 15, 2008 as filed with the Canadian Securities Commissions.

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

Subsequent events

Updated Report on Status of Change of Land Use Permit for Paredones Amarillos Project and Expected Development Timetable

As previously reported, on April 30, 2008, Vista announced that it had received correspondence from the local La Paz office of the Mexican Environmental and Natural Resource Service (SEMARNAT) which indicates that staff in that office are of the opinion that the Change of Land Use Permit approved by SEMARNAT in 1997 in relation to Vista’s Paredones Amarillos Project in Baja California Sur (“BCS”), Mexico, is no longer valid.  This permit is necessary for the development of the Paredones Amarillos Project to proceed.  Vista’s advisors and counsel in Mexico have advised Vista that they believe that the permit remains valid.  Vista’s legal counsel in Mexico has advised Vista to proceed with a judicial appeal of the opinion issued by the BCS office of SEMARNAT to preserve certain legal rights, but has also recommended that a new application is likely to be the most expeditious way to obtain the necessary approvals.

On July 2, 2008, Vista reported that it has taken steps to preserve its right to proceed with a judicial appeal of the opinion issued by the BCS office of SEMARNAT and has also completed a number of steps prerequisite to submitting an application for a new Change of Land Use Permit.  As well, we plan to submit an application for an interim Change of Land Use Permit for the drilling program. Changes in the law governing the Change of Land Use Permit require Vista to demonstrate that it has the right to use the surface affected by the permit. Vista has recently received a certificate from the General Direction of Mines of the General Coordinator of Mines in the Ministry of Economy verifying that Vista’s Mexican subsidiary, Minera Paredones Amarillos S.A. de C.V. (“MPA”), is the rightful holder of valid mineral rights for the Paredones Amarillos Project.  Vista has also recently received an official appraisal of the surface land in the project area from the National Institute for the Appraisal and Administration of National Property (INDAABIN) confirming that the surface overlying a significant part of these mineral rights (including the proposed pit and most of the dumps) is federal land. Under Mexican mining statutes, MPA has the constitutional right to use the surface for mining activities, subject to applicable environmental permits and federal authorizations. This position has been further confirmed in the foregoing certificate issued by the General Direction of Mines of the General Coordinator of Mines in the Ministry of Economy. One of the mechanisms for authorizing the use of federal land for mining activities is a Temporary Occupation Permit (lasting the life of the mining activity).  Vista is preparing an application for a Temporary Occupation Permit and plans to submit the application shortly.  Vista has signed an agreement with a private landowner for the purchase of the remaining surface land required by the project.  This land covers the area of the mill site, tailing impoundment and various ancillary facilities. The documents supporting Vista’s right to use the surface, together with the existing and valid environmental permit and other supporting documents currently being prepared, will form the basis of the new Change of Land Use Permit application. Vista plans to submit this application within the next few weeks. Based on earlier discussions with the Secretary of SEMARNAT as previously reported, Vista’s management expects the application to be processed promptly and by law within 60 working days; the foregoing in accordance with those terms established in the applicable legal provisions.

Vista expects to complete the definitive feasibility study for the Paredones Amarillos Project by mid-August and will commence activities to arrange financing shortly afterwards.  Based on a preliminary schedule and assuming favorable results from the definitive feasibility study, the successful completion of project financing, and the issuance of a new Change of Land Use Permit, construction of the Paredones Amarillos Project is expected to commence before the end of 2008, with first gold production planned to commence before the end of 2009. A detailed project schedule is currently under preparation and will be made public as part of the feasibility study results

Changes in Accounting Policies and Recent Accounting Pronouncements

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

We consider items included in our shareholders’ equity and our convertible debt as capital.  We manage our capital structure and make adjustments to it in the light of changes in economic conditions and the risk characteristics of the underlying assets.  In order to maintain or adjust the capital structure, we may issue new shares through equity financings to reduce debt.  We are not subject to externally imposed capital requirements.  See Unaudited Consolidated Financial Statements - Notes 7, 8, 9 and 10.

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

Certain U.S. Federal Income Tax Considerations

NOTICE PURSUANT TO IRS CIRCULAR 230: NOTHING CONTAINED IN THIS SUMMARY CONCERNING ANY U.S. FEDERAL TAX ISSUE IS INTENDED OR WRITTEN TO BE USED, AND IT CANNOT BE USED, BY A U.S. HOLDER (AS DEFINED IN MATERIAL REFERENCED BELOW), FOR THE PURPOSE OF AVOIDING U.S. FEDERAL TAX PENALTIES UNDER THE CODE (AS DEFINED BELOW). THIS SUMMARY WAS WRITTEN TO SUPPORT THE PROMOTION OR MARKETING OF THE TRANSACTIONS OR MATTERS ADDRESSED BY THIS DOCUMENT. EACH U.S. HOLDER SHOULD SEEK U.S. FEDERAL TAX ADVICE, BASED ON SUCH U.S. HOLDER’S PARTICULAR CIRCUMSTANCES, FROM AN INDEPENDENT TAX ADVISOR.

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), in recent years and expects to continue to be a PFIC in the future.  Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs.  Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2007 under “Part II.  Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain U.S. Federal Income Tax Considerations”.

Note Regarding Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.   All statements, other than statements of historical facts, included in this document, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, such things as those listed below:

•                  financial and operating results and estimates;

•                  potential funding requirements and sources of capital;

•                  the timing, performance and results of feasibility studies including the ongoing bankable feasibility study for the Paredones Amarillos project;

•                  timing and receipt of required land use, environmental and other permits for the Paredones Amarillos Project and timing for starting and completion of drilling and testing programs at the Paredones Amarillos Project;

•                  plans to confirm the validity of the Change of Land Use Permit for the Paredones Amarillos Project and timing and outcome for confirmation of the status of this permit and timing and outcome for alternative application for an interim Change of Land Use Permit for the drilling program and a new Change of Land Use Permit for the Paredones Amarillos Project;

•                  timing and outcome for application for Temporary Occupation Permit for mining activities at the Paredones Amarillos Project;

•                  plans to purchase remaining surface land required by the Paredones Amarillos Project;

•                  capital and operating cost estimates for the Paredones Amarillos Project, and anticipated timing of commencement of construction at the Paredones Amarillos Project;

•                  plans for evaluation of the Mt. Todd Project including estimates of silver, copper and gold resources; preliminary assessment results and plans for a feasibility study at the Mt. Todd project;

•                  results of drilling programs and prospects for exploration and conversion of resources at the Mt. Todd Project;

•                  potential for gold production at the Amayapampa gold project, timing and receipt of future payments in connection with the disposal of the Amayapampa gold project and status of legal proceedings in Bolivia;

•                  ongoing debt service requirements for the Notes and potential redemption or conversion of the Notes;

•                  future gold prices;

•                  future business strategy, competitive strengths, goals and expansion and growth of our business;

•                  Vista’s potential status as a producer;

•                  plans and estimates concerning potential project development including matters such as schedules, estimated completion dates and estimated capital and operating costs;

•                  plans and proposed timetables for exploration programs, and estimates of exploration expenditures;

•                  estimates of mineral reserves, mineral resources and mineralized material; and

•                  future share price and valuation for Vista and for marketable securities held by Vista.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the risk that we may be subject to U.S. federal corporate income tax and Canadian income taxes in connection with our distribution of Allied Nevada shares to our shareholders as part of the Arrangement. These also include other risks such as our likely status as a “passive foreign investment company” for U.S. federal tax purposes, and business risks including:

•                  risks relating to delays and incurrence of additional costs in connection with the feasibility study underway at our Paredones Amarillos Project including uncertainty relating to timing and receipt for required governmental permits;

•                  uncertainty relating to timing and receipt for confirmation of the validity of the Change of Land Use Permit for the Paredones Amarillos Project;

•                  uncertainty relating to timing and outcome of alternative application process for an interim Change of Land Use Permit for the drilling program and a new Change of Land Use Permit for the Paredones Amarillos Project;

•                  uncertainty relating to timing and outcome for application for Temporary Occupation Permit for mining activities at the Paredones Amarillos Project;

•                  uncertainty relating to completion of agreement for purchase of remaining surface land required by the Paredones Amarillos Project;

•                  uncertainty of feasibility study results and preliminary assessments and of estimates on which such results are based;

•                  risks relating to delays in commencement and completion of construction at the Paredones Amarillos Project and Mt. Todd Project;

•                  uncertainty relating to potential for gold production at the Amayapampa gold project and timing for commencement of production and timing and receipt of future payments in connection with the disposal of the Amayapampa gold project;

•                  risks of significant cost increases;

•                  uncertainties concerning availability of equipment or supplies;

•                  the risk that our acquisition, exploration and property advancement efforts will not be successful;

•                  risks relating to fluctuations in the price of gold;

•                  the inherently hazardous nature of mining-related activities;

•                  uncertainties concerning estimates of mineral reserves, mineral resources and mineralized material;

•                  potential effects on our operations of environmental regulations in the countries in which we operate;

•                  risks related to repayment of debts;

•                  risks related to increased leverage;

•                  intense competition in the mining industry;

•                  risks due to legal proceedings and possible challenges to title to our properties;

•                  uncertainty of being able to raise capital on favorable terms or at all; and

•                  risks from political and economic instability in the countries in which we operate.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements please see “Part II – Item IA.  Risk Factors” in this Quarterly Report on Form 10-Q, and see also our Annual Report on Form 10-K for the year ended December 31, 2007, under “Part I—Item 1A. Risk Factors.” The foregoing section of our 2007 Form 10-K is incorporated in this filing, subject to the updates as set forth in “Part II – Item 1A.  Risk Factors” herein, and investors should refer to it.  Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged in the acquisition of gold projects and related activities including exploration engineering, permitting and the preparation of feasibility studies.  The value of our properties is related to the price of gold and changes in the price of gold could affect our ability to generate revenue from our portfolio of gold projects.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The price of gold fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $837 by December 31, 2007 and was $930 at June 30, 2008 and $961 at July 21, 2008.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because we have exploration operations in North America, South America, Indonesia and Australia we are subject to foreign currency fluctuations.  We do not engage in currency hedging to offset any risk of currency fluctuations as insignificant monetary amounts are held in foreign currencies for land holding costs related to the properties owned.

On March 7, 2008, we announced the closing of a private placement in which we offered and sold $30 million in aggregate principal amount of the Notes (see Unaudited Consolidated Financial Statements – Note 7). The Notes bear interest at a rate of 10% per annum (calculated and payable semi-annually in arrears) and will mature on March 4, 2011. We do not consider our interest rate risk exposure to be significant at this time.

ITEM 4.                                                     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Part I – Item 3. Legal Proceedings”, a number of legal proceedings have been initiated in Bolivia with respect to ownership interests in the mining concessions comprising the Amayapampa gold project.  These proceedings involve Minera Nueva Vista S.A., Mr. Estanislao Radic and/or Mr. Raul Garafulic.  As part of the sale of our wholly-owned subsidiary, Vista Gold (Antigua) Corp., Minera Nueva Vista S.A. was sold to Republic Gold Limited on April 4, 2008 (see above “Part I – Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Other – Disposal of Amayapampa project”).  With the disposition of our Bolivia holdings, we are evaluating the procedural status of these actions with respect to Vista following the disposition.  We continue to believe that foregoing legal proceedings will not result in any material adverse impact on Vista.

ITEM 1A.                                            RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes discussions of our risk factors.  The information presented below updates risk factors previously set forth with respect to our Paredones Amarillos Project and our discussion concerning risks relating to feasibility studies and preliminary assessments in general, and also includes a new risk factor with respect to our recent disposal of our Amayapampa project.  The information below should be read in conjunction with the risk factors and information disclosed in our 2007 Form 10-K.  Other than with respect to the risk factors below, there have been no material changes from the risk factors set forth in our 2007 Form 10-K

The feasibility study underway at our Paredones Amarillos Project may be subject to delays and other risks, including possible delays relating to receipt of required governmental permits, that could result in our incurring additional costs for the study or require us to postpone the study indefinitely.

We have commenced a definitive feasibility study at our Paredones Amarillos Project in Mexico and have retained consulting firms to supervise and assist in the preparation of this study.  We have also presented studies and permitting documents to the Mexican governmental authorities for our proposed core drilling program at the Project.  We are seeking to confirm the validity of the Change of Land Use Permit for the Paredones Amarillos Project and, in the alternative, apply for an interim Change of Land Use Permit for the drilling program and a new Change of Land Use Permit for the Project.  See discussions of Paredones Amarillos permit status under “Part I — Financial Information – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events”.  When the interim permit is received, we plan to expedite the start of drilling and the related test programs, which are expected to be completed in the fourth quarter of 2008.  Delays in obtaining the permit have resulted in the company undertaking other engineering studies to confirm previous results of some data (i.e., metallurgical test results) and has resulted in slightly decreased levels of confidence in other areas of the feasibility study (i.e., geotechnical designs).  The feasibility study will reflect these results and establish the need for the planned testing prior to the completion of detailed engineering.  Further delays in completing the drilling could result in delays to the completion of detailed engineering which could delay the start of construction and negatively affect our financial position and results of operations.  Delays in either confirming the validity of the Change of Land Use Permit for the Project or obtaining an interim permit for the drilling program or a new Change of Land Use Permit for the Project could also delay development of the project and negatively impact our financial position and results of operations.   Although we anticipate that we will receive the required permits, we cannot provide assurance that these permits will be received on a timely basis or at all.

Feasibility study results and preliminary assessment results are based on estimates that are subject to uncertainty.

Feasibility studies are used to determine the economic viability of a deposit, as are pre-feasibility studies and preliminary assessments.  Feasibility studies are the most detailed and reflect a higher level of confidence in the reported capital and operating costs.  Generally accepted levels of confidence are plus or minus 15% for feasibility studies, plus or minus 25-30% for pre-feasibility studies and plus or minus 35-40% for preliminary assessments.  These levels reflect the levels of confidence that exist at the time the study is completed.  While these studies are based on the best information available to us for the level of study, we cannot be certain that actual costs will not significantly exceed the estimated cost.  While Vista incorporates what it believes is an appropriate contingency factor in cost estimates to account for this uncertainty, there can be no assurance that the contingency factor is adequate.

The economic viability of a deposit is based on many factors that are subject to uncertainty.

Many factors are involved in the determination of the economic viability of a deposit, including the achievement of satisfactory mineral reserve estimates, the level of estimated metallurgical recoveries, capital and operating cost estimates and estimates of future gold prices.  Resource estimates are based on the assay results of many intervals from many drill holes and the interpolation of those results between holes.  There is no certainty that metallurgical recoveries obtained in bench scale or pilot plant scale tests will be achieved in commercial operations.  Capital and operating cost estimates are based upon many factors, including anticipated tonnage and grades of ore to be mined and processed, the configuration of the orebody, ground and mining conditions, expected recovery rates of the gold from the ore and anticipated environmental and regulatory compliance costs.  Each of these factors involves uncertainties and as a result, we cannot give any assurance that our development or exploration projects will become operating mines. Further, it may take many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change as the result of changing commodity and supply costs.  If a mine is developed, actual operating results may differ from those anticipated in a feasibility study.

We may be subject to delays in commencement of construction on the Paredones Amarillos Project.

We may not be able to commence construction on the Paredones Amarillos Project in the last quarter of 2008 as currently planned.  Delays in commencement of construction could result from delays in completion of the definitive feasibility study currently underway, delays in receiving the required governmental permits including the Change of Land Use and Temporary Occupation (for the life of the project) Permits, or from factors such as availability and performance of engineering and construction contractors, suppliers and consultants, availability of required equipment and receipt of required governmental approvals.  Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, could delay or prevent commencement of construction on the Paredones Amarillos Project.  There can be no assurance whether or when construction at the Paredones Amarillos Project will commence or that the necessary personnel, equipment or supplies will be available to us if and when construction is commenced.

As well, the discussion of “Mexico Laws” under the risk factor entitled “Our exploration and development operations are subject to environmental regulations, which could result in our incurring additional costs and operational delays” is accordingly restated as follows:

Mexico Laws

We are required under Mexican laws and regulations to acquire permits and other authorizations before the Paredones Amarillos or Guadalupe de los Reyes projects can be developed and mined.  Since the passage of Mexico’s 1988 General Law on Ecological Equilibrium and Environmental Protection, a sophisticated system for environmental regulation has evolved.  In addition, the North American Free Trade Agreement requirements for regulatory standards in Mexico equivalent to those of the United States and Canada have obligated the Mexican government to continue further development of environmental regulation.  Most regulatory programs are implemented by various divisions of the Secretariat of Environment and Natural Resources of Mexico (“SEMARNAT”).  While we believe that we have or will be able to obtain on a timely basis the necessary permits to place the Paredones Amarillos project into production, there can be no assurance that we will be able to acquire updates to necessary permits or authorizations on a timely basis.  See discussions of Paredones Amarillos permit status under “Part I — Financial Information – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events”.  Likewise, there can be no assurance that we will be able to acquire the necessary permits or authorizations on a timely basis to place the Guadalupe de los Reyes project into production.  Delays in acquiring any permit, authorization or updates could increase the development cost of the Paredones Amarillos project or the Guadalupe de los Reyes project, or delay the start of production.  The most significant environmental permitting requirements, as they relate to the Paredones Amarillos and the Guadalupe de los Reyes projects are developing reports on environmental impacts; regulation and permitting of discharges to air, water and land; new source performance standards for specific air and water pollutant emitting sources; solid and hazardous waste management regulations; developing risk assessment reports; developing evacuation plans; and monitoring inventories of hazardous materials.    If the Paredones Amarillos or the Guadalupe de los Reyes projects are found to not be in compliance with any of these requirements, we could incur significant compliance costs, or might have to delay the start of production.

Disposal of Amayapampa Project

Our receipt of future payments in connection with our disposal of the Amayapampa project is subject to uncertainty.

In April 2008, we announced the disposal of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”).  Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia.  See “Part I — Financial Information – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other – Disposal of Amayapampa project”.  Under the terms of the transaction, Republic has agreed to pay Vista $3.0 million in three payments of $1.0 million.  The first of these payments is due and payable upon the start of commercial production (as defined in the purchase and sale agreement) at Amayapampa followed by $1.0 million payments on each of the first and second anniversaries of the start of commercial production.  In addition, Republic has agreed to pay Vista a net smelter return royalty on the gold produced by or on behalf of Republic from the Amayapampa project in varying percentages depending on the price of gold per ounce.  The Amayapampa gold project is not currently in production and we cannot assure that it will ever become a producing mine or, if production is commenced at the mine, the timing and amounts for any such production.  Further, having disposed of the Amayapampa project, Vista will have no control over the development of this project.  Depending on whether and when production commences at Amayapampa and levels of production achieved, receipt by of Vista of the future payments contemplated by the purchase and sale agreement for the Amayapampa gold project or repayment of the $350,000 it loaned to Republic to provide cash for ongoing expenses at the project is subject to uncertainty.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, in connection with our agreement with Republic Gold Limited involving the disposal to Republic of our wholly-owned subsidiary Vista Gold (Antigua) Corp., which indirectly held our interest in the Amayapampa gold project in Bolivia, we agreed to pay an advisory fee to Prime Corporate Finance Pty Limited of West Perth, Australia (“PCF”) for serving as corporate advisor to Vista in connection with the disposal by Vista of its interest in the Amayapampa gold project.  See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other – Disposal of Amayapampa project”.  On April 8, 2008, Vista and PCF agreed that the success fee payable to PCF was $165, such amount being equivalent to Cdn. $166.8.  In addition, on April 8, 2008, PCF and Vista agreed that the success fee would be payable in common shares of Vista.  Based on the market price of Vista’s shares at the close of business on April 7, 2008 of Cdn. $4.47 per share, 37,318 Vista shares were issuable to PCF.  Completion of the issuance occurred on June 17, 2008.  The issuance was made in reliance on the exemption from registration requirements under the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General Shareholders’ Meeting of the Corporation held on May 5, 2008, the following matters were submitted to a vote of the shareholders.

(i)                                     Election of directors to the Corporation’s Board of Directors for a one-year term, being:  John M. Clark, W. Durand Eppler, C. Thomas Ogryzlo, Tracy A. Stevenson, Michael B. Richings and Frederick H. Earnest.  The motions were approved as follows:  John M. Clark with 25,236,665 votes for and 378,832 withheld, W. Durand Eppler with 25,235,602 votes for and 379,895 withheld, C. Thomas Ogryzlo with 25,160,437 votes for and 455,060 withheld, Tracy A. Stevenson with 25,203,011 votes for and 412,486 withheld, Michael B. Richings with 25,161,812 votes for and 453,685 withheld and Frederick H. Earnest with 25,202,937 votes for and 412,560 withheld.

(ii)                                  Appointment of PricewaterhouseCoopers LLP, Chartered Accountants, as auditor to hold office until the next annual general meeting.  The motion was approved with 25,346,748 votes for and 268,475 votes withheld.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

(a)	Exhibits

10.1	Amendment Agreement dated as of May 29, 2008, to Purchase and Sale Agreement dated April 4, 2008 among Vista Gold Corp., Vista Gold (Antigua) Corp. and Republic Gold Limited

23.1	Consent of Tetra Tech, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA GOLD CORP.
(Registrant)

Date: August 8, 2008	By:	/s/ Michael B. Richings
Michael B. Richings
Executive Chairman and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer