Form 10-Q
period 2008-09-30
VISTA GOLD CORP
filed 2008-11-07
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-09025

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  34,475,829

Common Shares, without par value, outstanding at November 7, 2008

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2008

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(U.S. dollars in thousands)	September 30, 2008	December 31, 2007
		(restated)
Assets:
Cash and cash equivalents	$18,227	$16,686
Marketable securities - Note 4	9,519	10,882
Accounts receivable	128	91
Prepaids and other	627	289
Current assets	28,501	27,948

Mineral properties - Note 5	28,181	18,052
Amayapampa disposal consideration - Note 3	4,813	—
Plant and equipment - Note 6	17,509	467
Other long-term receivables	16	66
Assets held for sale	—	4,813
	50,519	23,398

Total assets	$79,020	$51,346

Liabilities and Shareholders’ Equity:
Accounts payable	$62	$102
Accrued liabilities and other	1,264	592
Current liabilities	1,326	694

Convertible notes - Note 7	22,972	—
Total liabilities	24,298	694

Capital stock, no par value: - Note 8
Common - unlimited shares authorized; shares outstanding: 2008 - 34,475,829 and 2007 - 33,257,906	225,098	220,772
Warrants - Note 9	867	531
Options - Note 10	5,094	3,824
Contributed surplus	253	253
Equity component of convertible notes - Note 7	6,308	—
Accumulated other comprehensive income - Note 2,4,11	5,240	6,416
Deficit – Note 2	(188,138)	(181,144)
Total shareholders’ equity	54,722	50,652

Total liabilities and shareholders’ equity	$79,020	$51,346

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2008	2007	2008	2007	Stage
		(restated)		(restated)
Income:
Interest income	$137	$239	$417	$997	$2,436
Other income	3	10	17	14	437
Cost recoveries related to USF&G lawsuit	—	—	—	—	240
Total other income	$140	$249	$434	$1,011	$3,113

Costs and expenses:
Exploration, property evaluation and holding costs	$(245)	$(204)	$(742)	$(682)	$(2,537)
Corporate administration and investor relations	(1,739)	(1,688)	(4,279)	(3,323)	(18,748)
Costs of Arrangement	—	(528)	—	(2,880)	(2,901)
Depreciation and amortization	(44)	(27)	(123)	(80)	(323)
Gain/(loss) on currency translation	(204)	(20)	(198)	17	(240)
Interest expense	(617)	—	(1,386)	—	(1,386)
Gain/(loss) on disposal of marketable securities	—	18	(67)	158	264
Income tax benefit/(expense)	(114)	165	(207)	787	925
Costs of Amayapampa disposal - Note 3	—	—	(132)	—	(132)
Other expense	—	—	—	—	(418)
Total costs and expenses	(2,963)	(2,284)	(7,134)	(6,003)	(25,496)
Loss from continuing operations	$(2,823)	$(2,035)	$(6,700)	$(4,992)	$(22,383)

Loss from discontinued operations	$—	$—	$(294)	$(425)	$(16,879)

Net loss	$(2,823)	$(2,035)	$(6,994)	$(5,417)	$(39,262)

Other comprehensive income:
Unrealized fair-value increase/(decrease) of available-for-sale securities	(645)	948	(1,233)	4,655
Realized (gain)/loss on available-for-sale securities	—	(11)	57	(193)
	(645)	937	(1,176)	4,462
Comprehensive loss	$(3,468)	$(1,098)	$(8,170)	$(955)

Weighted average number of shares outstanding	34,452,375	32,391,811	34,211,221	32,123,697

Basic and diluted loss per share from continuing operations	$(0.08)	$(0.06)	$(0.20)	$(0.16)
Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.20)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2008	2007	2008	2007
		(restated)		(restated)
Deficit, beginning of period	$(185,315)	$(171,376)	$(181,144)	$(131,835)
Net loss	(2,823)	(2,035)	(6,994)	(5,417)
Dividend-in-kind	—	—	—	(36,159)
Deficit, end of period	$(188,138)	$(173,411)	$(188,138)	$(173,411)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative during Exploration
(U.S. dollars in thousands)	2008	2007	2008	2007	Stage
		(restated)		(restated)
Cash flows from operating activities:
Loss for the period - continuing operations	$(2,823)	$(2,035)	$(6,700)	$(4,992)	$(22,383)

Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	44	31	123	86	346
Stock-based compensation	780	900	1,385	1,213	5,678
(Gain)/loss on disposal of marketable securities	—	(17)	67	(219)	(526)
Income tax (benefit)/expense	114	(165)	207	(787)	(925)
Accretion of convertible notes	262	—	577	—	577
Accrued interest	355	—	809	—	809
Costs of disposal of Amayapampa	—	—	132	—	132
Prepaid transaction costs	—	—	—	1,841	1,841
Other non-cash items	—	—	—	—	(170)

Change in operating assets and liabilities:
Accounts receivable	29	125	(37)	(251)	(492)
Interest paid	—	—	(842)	—	(842)
Prepaids and other	(47)	294	(308)	(148)	(417)
Accounts payable and accrued liabilities and other	(420)	(89)	(398)	(405)	(1,074)
Net cash used in operating activities	(1,706)	(956)	(4,985)	(3,662)	(17,446)

Cash flows from investing activities:
Acquisition of marketable securities	(49)	(114)	(126)	(229)	(1,060)
Proceeds from sale of marketable securities	—	40	89	258	1,073
Additions to mineral properties, net of cost recoveries - Note 5	(3,113)	(991)	(6,996)	(4,610)	(18,883)
Acquisition of mineral property	—	—	(452)	—	(3,332)
Additions to plant and equipment - Note 6	(530)	(103)	(17,165)	(428)	(17,836)
Proceeds on disposal of plant and equipment	—	—	—	—	52
Short-term loan receivable - Note 3	350	—	—	—	—
Cash transferred to Allied Nevada Gold Corp., net of receivable	—	(133)	—	(24,517)	(24,517)
Net cash used in investing activities	(3,342)	(1,301)	(24,650)	(29,526)	(64,503)

Cash flows from financing activities:
Net proceeds from equity financings - Note 8	—	—	—	—	54,409
Proceeds from exercise of warrants - Note 8	—	1,394	2,941	2,889	39,020
Proceeds from exercise of stock options - Note 8	70	508	139	525	2,794
Issuance of convertible notes, net of issuance costs - Note 7	—	—	28,390	—	28,390
Prepaid transaction costs	—	—	—	—	(1,841)
Net cash provided by financing activities	70	1,902	31,470	3,414	122,772

Net increase/(decrease) in cash and cash equivalents - continuing operations	(4,978)	(355)	1,835	(29,774)	40,823
Net decrease in cash and cash equivalents - discontinued operations	—	—	(294)	(322)	(23,270)
Net increase/(decrease) in cash and cash equivalents	(4,978)	(355)	1,541	(30,096)	17,553

Cash and cash equivalents, beginning of period	23,205	18,957	16,686	48,698	674

Cash and cash equivalents, end of period	$18,227	$18,602	$18,227	$18,602	$18,227

Supplemental cash flow information - Note 13

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(U.S. dollars unless specified otherwise)

1.                                      General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of September 30, 2008, and for the three-month and nine-month periods ended September 30, 2008, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 15, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In 2007, the Board of Directors and management reevaluated the corporate strategy regarding the development of the Corporation’s more advanced projects.  As a result of this reevaluation, the Corporation has begun moving its more advanced projects through advanced and pre-feasibility studies in preparation for mine development so that production decisions can be made on those projects.

Although the Corporation has reviewed and is satisfied with the title for all mineral properties in which it has a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

Changes in accounting policies

Effective September 30, 2008, the Corporation adopted the Emerging Issues Committee Abstract 172 (“EIC 172”), “Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain in Other Comprehensive Income.”  EIC 172 provides guidance on whether the tax benefit from the recognition of previously unrecognized tax loss carryforwards consequent to the recording of unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale financial assets, should be recognized in net income or in other comprehensive income.  EIC 172 should be applied retrospectively, with restatement of prior periods from January 1, 2007, the date of adoption of CICA (as defined below) Section 3855, “Financial Instruments – Recognition and Measurement.”

The adoption of EIC 172 resulted in a reclassification of $1,132,000 of income tax recovery from the accumulated other comprehensive income balance to the accumulated deficit as of December 31, 2007.  It also decreased the Corporation’s three-month losses and nine-month losses for the period ended September 30, 2007 by $165,000 and $867,000, respectively.

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

CICA Section 3862, “Financial Instruments-Disclosures” and Section 3863, “Financial Instruments-Presentations” are two standards that replace Section 3861, “Financial Instruments-Disclosure and Presentation”, revising disclosures related to financial instruments and carry forward unchanged presentation requirements.  These standards increase the disclosures currently required, which will enable users to evaluate the significance of financial instruments for an entity’s financial position and performance, including disclosures about fair value.  In addition, disclosure is required of qualitative and quantitative information about exposure to risks arising from financial instruments, including specified minimum disclosure about credit, liquidity and market risk.  The quantitative disclosures must provide information about the extent to which the entity is exposed to risk, based on information provided internally to the entity’s key management personnel.

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

3.                                      Disposal of Amayapampa gold project

On April 7, 2008, the Corporation announced an agreement to dispose of its wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held the Corporation’s interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic has agreed to pay to the Corporation, $3.0 million in three payments of $1.0 million. The first of these payments is due and payable upon the start of Commercial Production (as defined in the purchase and sale agreement) at Amayapampa followed by $1.0 million payments on each of the first and second anniversaries of the start of commercial production.  In addition, Republic has agreed to pay to the Corporation a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable, when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable, and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces and no NSR payments are due to the Corporation if the gold price is below $500 per ounce. The Corporation will retain a first right of refusal in the event Republic decides to sell the property and will also retain a right to re-acquire the property if Republic or Vista Gold Antigua have not moved to close a financing under a project financing facility within five years of the sale of Vista Gold Antigua to Republic.  Under the terms of the transaction, the Corporation agreed to lend $350,000 to Republic for ongoing expenses on the Amayapampa gold project.  The loan was completed on April 7, 2008.  Interest on the loan accrues and is payable at the rate of 10% per annum, payable monthly.  On September 30, 2008, the Corporation received $367,276 from Republic, which included the $350,000 principal amount owed and $17,276 in accrued interest.  The $350,000 principal payment has been classified as an investing activity for Statement of Cash Flow purposes.

The fair value of the consideration received on disposal of the Amayapampa project has been calculated as of September 30, 2008 using probability weighted cash flow scenarios and assumptions including future gold prices, estimated gold production and the timing of commencement of commercial production.  These inputs in the “income approach” valuation model used by the Corporation are considered to be level three unobservable inputs as defined by SFAS No. 157, “Fair Value Measurements.”  These are the Corporation’s own assumptions based on management’s best estimates and the best information available at the time.

Prime Corporate Finance Pty Limited (“PCF”) of West Perth, Australia served as corporate advisor to Vista in connection with the above transaction.  In compensation for the advisory services provided by PCF, Vista had agreed to pay PCF a success fee of 5% of the face value of any completed transaction. On April 8, 2008, Vista and PCF agreed that the success fee payable to PCF was $165,000 such amount being equivalent to Cdn. $166.8.  In addition, on April 8, 2008, PCF and Vista agreed that the success fee would be payable in Common Shares of Vista.  Based on the market price of Vista’s Shares at the close of business on April 7, 2008 of Cdn. $4.47 per common share, 37,318 Vista Shares were issuable to PCF.  Completion of the issuance occurred on June 17, 2008.

4.             Marketable securities

	At September 30, 2008			At December 31, 2007
(U.S. dollars in thousands)	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value

Allied Nevada Gold Corp.	$2,194	$6,557	$8,751	$2,194	$7,322	$9,516
Esperanza Silver Corp.	10	53	63	10	134	144
Luzon Minerals Ltd.	342	(258)	84	462	(322)	140
Nevgold Resources Corp.	217	(132)	85	177	(4)	173
Other marketable securities	591	(55)	536	492	417	909
	$3,354	$6,165	$9,519	$3,335	$7,547	$10,882

5.                                      Mineral properties

	2007	2008
(U.S. dollars in thousands)	December 31, balance	Acquisition costs	Option payments	Exploration & land costs	Capitalized interest	Year to date activity	September 30, ending balance
Long Valley, United States	948	—	—	11	—	11	959
Yellow Pine, United States	739	—	—	36	—	36	775
Paredones Amarillos, Mexico	3,987	—	—	2,537	1,563	4,100	8,087
Guadalupe de los Reyes, Mexico	1,389	1,452	100	155	—	1,707	3,096
Awak Mas, Indonesia	3,269	—	—	374	—	374	3,643
Mt. Todd, Australia	7,330	—	—	3,822	—	3,822	11,152
Other	390	—	40	39	—	79	469
	$18,052	$1,452	$140	$6,974	$1,563	$10,129	$28,181

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

6.                                      Plant and equipment

	September 30, 2008			December 31, 2007
(U.S. dollars in thousands)	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net

Paredones Amarillos, Mexico	16,973	2	16,971	33	2	31
Awak Mas, Indonesia	115	63	52	98	43	55
Mt. Todd, Australia	552	155	397	397	54	343
Corporate, United States	247	158	89	455	417	38
	$17,887	$378	$17,509	$983	$516	$467

On January 7, 2008, the Corporation entered into an agreement with A.M. King Industries, Inc. (“A.M. King”) and Del Norte Company Ltd., a wholly-owned subsidiary of A.M. King, to purchase gold processing equipment to be used at the Corporation’s Paredones Amarillos project.  The aggregate purchase price was approximately $16.0 million.  The purchase price includes the cost of relocating the equipment to Edmonton, Alberta, Canada.  The Corporation is responsible for the reconditioning and transportation of the equipment to from Edmonton to Paredones Amarillos.  The equipment includes a 10,000 tonne per day semi-autogenous grinding mill, two ball mills, gyratory crusher and a shorthead cone crusher, along with other related components, spare parts and other process plant equipment.  On April 17, 2008, the Corporation announced that it had finalized the purchase of the gold processing equipment, with the conclusion on that date of the transportation of the major equipment items to the Corporation’s lay-down yard in Edmonton.

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

The conversion price will be adjusted on March 4, 2009, being the first anniversary of the issuance of the Notes, to the lesser of the current conversion price or 120% of the 20-day weighted-average share price of the common shares as quoted on AMEX.  The conversion price will also be adjusted in certain circumstances, such as issuance of warrants, additional common shares or distribution of assets.  The conversion price shall not be adjusted below $4.80 per common share.

Simultaneous with the issuance of the Notes, the Corporation issued to Casimir Capital LP 200,000 common share purchase warrants with an exercise price of $6.00 per warrant and expiration date of March 4, 2011, as partial consideration for acting as agent for the transaction (Note 9).  The Corporation also paid to Casimir Capital a cash fee of $1.2 million, being 4% of the gross proceeds of the offering of the Notes.  The warrants provide for cashless exercise if the market price of the Corporation’s common shares is above the exercise price of the warrants.  In addition, the exercise price is subject to standard anti-dilution adjustment provisions.

The Notes have been accounted for in accordance with EIC 164, “Convertible and other Debt Instruments with Embedded Derivatives”.  Under EIC 164, the fair value of the conversion feature is recorded as equity.  The issuance date fair value of the conversion feature was estimated to be $6.8 million and was classified as the equity component of convertible notes with the residual balance of $23.2 million being recorded as the fair value of the Corporation’s obligation to make principal and interest payments and has been classified as long-term debt.

The issuance date fair value of the warrants of $336,000 and legal fees and other expenses of $1.9 million related to the issuance of these Notes have been allocated pro-rata between debt issuance costs of $1,496,000 and equity issuance costs of $447,000.  The transaction costs are added to the cost of the convertible debt and presented as a reduction of the related debt and equity portions.  The issuance costs related to the debt portion will be amortized over the term of the Notes using the effective interest rate method.  The Corporation will capitalize interest and accretion based on expenditures on qualifying assets.  As of September 30, 2008, the Corporation had qualifying expenditures of approximately $16.0 million related to the equipment purchase for the Paredones Amarillos project.  The Corporation has used approximately $17.5 million for ongoing operations at the Paredones Amarillos project.  This includes approximately $16.0 million towards the purchase of gold processing equipment to be used at the Paredones Amarillos project.  The remaining $10.6 million raised from the private placement will be used for ongoing development at the Paredones Amarillos project.

8.             Capital stock

	Number of shares issued	Capital stock ($ 000’s)
As of December 31, 2007	33,257,906	$220,772

Warrants exercised from February 2006 private placement - Note 9	928,390	2,941
Shares issued for acquisition of gold properties	213,503	1,000
Exercise of stock options, cash - Note 10	15,000	69
Exercise of stock options, fair value - Note 10	—	32

As of March 31, 2008	34,414,799	$224,814

Shares issued for services	37,318	132

As of June 30, 2008	34,452,117	$224,946

Exercise of stock options, cash – Note 10	23,712	70
Exercise of stock options, fair value – Note 10	—	82

As of September 30, 2008	34,475,829	$225,098

9.                                      Warrants

Warrants granted, exercised and outstanding during the period are summarized in the following table:

	Warrants granted(3)	Valuation ($ 000’s)	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise prices ($ USD)	Expiry date	Weighted average remaining life (yrs)

As of December 31, 2007 (1)	12,208,917	531	(11,193,666)	(337,163)	678,088	$6.68

Private placement February 2006 (1)	—	—	(494,684)	—	(494,684)	6.00	Feb-08	—
Convertible notes broker warrants (2)	200,000	336	—	—	200,000	6.00	Mar-11	2.7

As of September 30, 2008	12,408,917	867	(11,688,350)	(337,163)	383,404	$7.20

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

During the nine-month period ended September 30, 2008, all remaining warrants issued in conjunction with the February 2006 private placement were exercised prior to their expiry date of February 1, 2008.  Upon exercise of these warrants, holders received 1.894 common shares per warrant as adjusted in accordance with the warrant terms pursuant to the Plan of Arrangement.  There were no warrants exercised during the three-month period ended September 30, 2008.

Of the 383,404 warrants outstanding, 183,404 warrants issued as payment to two agents for our November 2006 equity financing are set to expire on November 6, 2008.  These warrants have an exercise price of $8.50.

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

The fair value of stock options granted to employees and directors was estimated at the grant date using the Hull-White trinomial lattice option pricing model, using the following weighted average assumptions:

	September 2008	September 2007

Expected volatility	55.07 – 55.19%	60.0%
Risk-free interest rate	3.15 – 3.09%	4.6%
Expected lives (years)	5	5

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

A summary of option activity under the Plan as of September 30, 2008, and changes during the nine-month period then ended is set forth in the following table:

	Number of Shares Issuable upon Option Exercise	Weighted- Average Exercise Price ($ USD)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000)
Outstanding - December 31, 2007	1,630,213	$4.99	3.44	$1,112

Exercised	(15,000)	4.58
Forfeited	(25,000)	4.58

Outstanding - March 31, 2008	1,590,213	$4.99	3.05	$1,106

Granted	10,000	3.40

Outstanding - June 30, 2008	1,600,213	$4.98	3.20	$286

Granted	820,000	3.26
Exercised	(23,712)	2.94

Outstanding – September 30, 2008	2,396,501	$4.41	3.64	$2

Exercisable – September 30, 2008	1,824,001	$4.47	3.31	$2

A summary of the fair-value changes included in options within Shareholders’ Equity as of September 30, 2008, and the nine-month period then ended is set forth in the following table:

Options ($ 000’s)
As of December 31, 2007	$3,824

Expensed	332
Exercised	(32)
Forfeited	(37)

As of March 31, 2008	$4,087

Granted	7
Expensed	303

As of June 30, 2008	$4,397

Granted	537
Expensed	242
Exercised	(82)

As of September 30, 2008	$5,094

The total number of options outstanding at the end of the quarter is 2,396,501 with exercise prices ranging from approximately $2.15 to $7.66 and remaining lives of 0.22 to 4.91 years.  The total number of options outstanding represents 7% of issued capital.

A summary of the status of the Corporation’s unvested stock options as of September 30, 2008, and changes during the nine-month period then ended, is set forth below:

	Number of Shares Issuable upon Option Exercise	Weighted- Average Grant Date Fair Value ($ USD)
Unvested - December 31, 2007	513,972	$2.64

Forfeited	(20,000)	2.13

Unvested - March 31, 2008	493,972	$2.53

Vested	(25,000)	3.40
Granted	5,000	1.49

Unvested - June 30, 2008	473,972	$2.48

Vested	(311,472)	2.23
Granted	410,000	3.26

Unvested – September 30, 2008	572,500	$3.18

As of September 30, 2008, there was $528,327 of unrecognized compensation expense related to the unvested portion of options outstanding.  This expense is expected to be recognized over a weighted-average period of 0.8 years.

11.          Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

Accumulated other comprehensive income ($ 000’s)
As of December 31, 2007 - restated	$6,416

Decreases to fair market value during period	(1,523)
Decreases due to realization of gain	(18)

As of March 31, 2008	$4,875

Increases to fair market value during period	936
Increases due to realization of loss	75

As of June 30, 2008	$5,886

Decreases to fair market value during period	(645)

As of September 30, 2008	$5,240

Effective September 30, 2008, the Corporation adopted the Emerging Issues Committee Abstract 172 (“EIC 172”), “Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain in Other Comprehensive Income.”  EIC 172 provides guidance on whether the tax benefit from the recognition of previously unrecognized tax los carryforwards consequent to the recording of unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale financial assets, should be recognized in net income or in other comprehensive income.  EIC 172 should be applied retrospectively, with restatement of prior periods from January 1, 2007, the date of adoption of CICA 3855.

The adoption of EIC 172 resulted in a reclassification of $1,132,000 of income tax recovery from the accumulated other comprehensive income balance to the accumulated deficit as of December 31, 2007.  It also resulted in a reclassification of $207,000 of income tax recovery from the accumulated other comprehensive income balance to the Consolidated Statement of Loss under the heading “Income tax benefit/(expense).

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

Financial Assets

The carrying amounts and fair values of financial assets are as follows:

		September 30, 2008		December 31, 2007
U.S. dollars in thousands	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents	Held-for-trading	$18,227	$18,227	$16,686	$16,686
Accounts receivable (1)	Loans and receivables	128	128	91	91
Amayapampa disposal consideration	Held-for-trading	4,813	4,813	—	—
Marketable securities (2)	Available-for-sale	9,519	9,519	10,882	10,882
Total financial assets		$32,687	$32,687	$27,659	$27,659

(1)             Carrying amount is a reasonable approximation of fair value.

(2)             The fair value represents quoted market prices in an active market.

Financial liabilities

The carrying amounts and fair values of financial liabilities are as follows: [Convertible Notes FV to be updated]

		September 30, 2008		December 31, 2007
U.S. dollars in thousands	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities (1)	Other financial liabilities	$1,325	$1,325	$664	$664
Convertible notes (2)	Other financial liabilities	23,245	22,972	—	—
Total financial assets		$24,570	$24,297	$664	$664

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

Credit risk

The Corporation’s credit risk is primarily attributable to its cash and cash equivalents.  The Corporation monitors its cash and cash equivalents in order to limit its exposure to credit risk.  The Corporation does not have any financial assets that are invested in asset-backed commercial paper.

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

Market risk

The significant market risk exposure to which the Corporation is exposed is interest rate risk.  The Corporation’s policy is to invest cash at floating rates of interest in short-term highly liquid cash savings accounts in order to maintain liquidity.  Fluctuations in interest therefore have little impact on the value of cash equivalents and short term investments.  With respect to financial liabilities, the convertible notes are not subject to interest rate risk because they bear interest at a fixed rate and are not subject to fluctuations in interest.

13.          Supplemental cash flow information

Significant non-cash transactions during the nine months ended September 30, 2008 included:  (a) the Corporation’s issuance of 37,318 common shares as a success fee payment to Prime Corporate Finance Pty Limited as compensation for advisory services provided to the Corporation in connection with the Corporation’s disposition of the Amayapampa project to Republic Gold Limited (Note 3); (b) the Corporation’s issuance of 213,503 common shares as partial compensation for the acquisition of interests in various mineral properties adjacent to the Corporation’s Guadalupe de los Reyes project in Mexico (Note 5); and (c) the Corporation’s issuance of 200,000 common share purchase warrants to Casimir Capital LP as partial compensation for serving as agent for the

Corporation’s private placement of convertible notes (Note 7).  There were no significant non-cash transactions during the same period in 2007.

14.          Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in Mexico, Australia, North America and Indonesia. The Corporation reported no revenues in the three-month and nine-month periods ended September 30, 2008, or for the same periods in 2007.  Geographic segmentation of mineral properties and plant and equipment is provided in Notes 5 and 6.

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

 (b)         Under Canadian corporate law, the Corporation underwent a capital reduction in connection with the amalgamation of Granges, Inc. (“Granges”) and Hycroft Resources & Development, Inc. whereby share capital and contributed surplus were reduced to eliminate the consolidated accumulated deficit of Granges as of December 31, 1994, after giving effect to the estimated costs of amalgamation. Under U.S. corporate law, no such transaction is available and accordingly is not allowed under U.S. GAAP.

(c)           In accordance with U.S. GAAP (SFAS No. 123R), the fair value of all options granted after January 1, 2006 is calculated at the date of grant and expensed over the expected vesting period.  On transition to this new standard, the unvested portion of options granted to employees before January 1, 2006 is expensed over the remaining vesting period using the fair value on the date of grant.  Prior to January 1, 2006, the Corporation did not record any compensation cost on the granting of stock options to employees and directors as the exercise price was equal to or greater than the market price at the date of grants for U.S. GAAP purposes under APB Opinion No. 25.  SFAS No. 123R essentially aligns U.S. GAAP with Canadian GAAP for accounting for stock-based compensation.

(d)          In accordance with U.S. GAAP, the entire amount of convertible debt is classified as a liability and recorded at fair value on the date of issuance. Under Canadian GAAP, the fair value of the conversion feature of convertible debt is classified as equity and the residual balance is classified as a liability. Under Canadian GAAP a portion of the debt issuance costs were allocated to equity.  Under U.S. GAAP this was not done.  The liability portion is accreted each period in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date.  In accordance with SFAS No. 34, the Corporation capitalizes interest based on the pro rata amount of qualifying expenditures, with the remaining amount recorded as interest expense.

(e)           In accordance with US GAAP (SFAS 115), the reversal of a valuation allowance which is directly related to the gain or loss of available-for-sale securities, when a Corporation has no expectations of taxable income in future periods, is recorded in other comprehensive income. Under Canadian GAAP, the Corporation adopted EIC 172, effective September 30, 2008. This standard requires the recognition of the tax benefit of previously unrecognized tax loss carryforwards associated with the unrealized holding gains and losses of available-for-sale securities to be recognized in net income or net loss.  This abstract required retrospective restatement of all prior periods beginning with January 1, 2007.

The significant differences in the consolidated statements of loss and comprehensive loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended September 30,		Nine months Ended September 30,		Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2008	2007	2008	2007	Stage
Net loss – Canadian GAAP	$(2,823)	$(2,035)	$(6,994)	$(5,417)	$(39,262)
Exploration, property evaluation and holding costs continuing operations (a)	(3,678)	(1,113)	(8,060)	(4,795)	(12,840)
Exploration, property evaluation and holding costs discontinued operations (a)	—	—	—	(4)	4,016
Accretion on convertible notes (d)	262	—	577	—	577
Amortization of debt issuance costs (d)	(78)	—	(152)	—	(152)
Interest benefit/(expense) (e)	114	(165)	207	(787)	(925)
Financing costs	—	—	—	—	(222)
Stock-based compensation expense (c)	—	—	—	—	2,251
Beneficial conversion feature	—	—	—	—	(2,774)
Net loss – U.S. GAAP	(6,203)	(3,313)	(14,422)	(11,003)	(49,331)
Unrealized gain/(loss) on marketable securities	(758)	1,102	(1,382)	5,249	(1,420)
Comprehensive loss – U.S. GAAP	$(6,961)	$(2,211)	$(15,804)	$(5,754)	$(50,751)

Basic and diluted loss per share – U.S. GAAP	$(0.18)	$(0.07)	$(0.42)	$(0.18)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended September 30,		Nine months Ended September 30,		Cumulative during Exploration
(U.S. dollars in thousands)	2008	2007	2008	2007	Stage

Cash flows from operating activities, Canadian GAAP	$(1,706)	$(956)	$(4,985)	$(3,662)	$(17,446)
Additions to mineral properties, net (a)	(3,562)	(578)	(7,944)	(4,264)	(14,457)
Cash flows from operating activities, U.S. GAAP	(5,268)	(1,534)	(12,929)	(7,926)	(31,903)

Cash flows from investing activities, Canadian GAAP	(3,342)	(1,301)	(24,650)	(29,526)	(64,503)
Additions to mineral properties, net (a)	3,562	578	7,944	4,264	14,457
Cash flows from investing activities, U.S. GAAP	220	(723)	(16,706)	(25,262)	(50,046)

Cash flows from financing activities, Canadian GAAP	70	1,902	31,470	3,414	122,772
Cash flows from financing activities, U.S. GAAP	70	1,902	31,470	3,414	122,772

Net increase/(decrease) in cash and cash equivalents - continuing operations	(4,978)	(355)	1,835	(29,774)	40,823
Net increase/(decrease) in cash and cash equivalents - discontinued operations	—	—	(294)	(322)	(23,270)
	(4,978)	(355)	1,541	(30,096)	17,553

Cash and cash equivalents, beginning of period	23,205	18,957	16,686	48,698	674

Cash and cash equivalents, end of period	$18,227	$18,602	$18,227	$18,602	$18,227

The significant differences in the consolidated balance sheets as at September 30, 2008, and December 31, 2007, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30, 2008			December 31, 2007
(U.S. $000’s)	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP
Current assets	$28,501	$—	$28,501	$27,948	$—	$27,948
Property, plant and equipment (a)	45,690	(19,399)	26,291	18,519	(11,339)	7,180
Other assets (a)	4,829	(2,124)	2,705	66	—	66
Assets held for sale (a)	—	—	—	4,813	(2,124)	2,689
Total assets	$79,020	$(21,523)	$57,497	$51,346	$(13,463)	$37,883

Current liabilities	1,326	—	1,326	694	—	694
Convertible notes (d)	22,972	6,308	29,280	—	—	—
Total liabilities	24,298	6,308	30,606	694	—	694

Capital stock (b),(c)	225,098	75,364	300,462	220,772	75,364	296,136
Special warrants	—	222	222	—	222	222
Warrants and options (c)	5,961	(647)	5,314	4,355	(647)	3,708
Contributed surplus (b),(c)	253	5,526	5,779	253	5,526	5,779
Equity component of convertible notes (d)	6,308	(6,308)	—	—	—	—
Other comprehensive income (e)	5,240	1,014	6,254	6,416	1,221	7,637
Deficit (a),(b),(c),(e)	(188,138)	(103,002)	(291,140)	(181,144)	(95,149)	(276,293)
Total shareholders’ equity	54,722	(27,831)	26,891	50,652	(13,463)	37,189

Total liabilities & shareholders’ equity	$79,020	$(21,523)	$57,497	$51,346	$(13,463)	$37,883

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to measure, at specified election dates, financial instruments and certain other items at fair value that are not currently measured at fair value.  For those items for which the fair value option is elected, unrealized gains and losses will be recognized in earnings for each subsequent reporting period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for years beginning after November 15, 2007. The adoption of this statement did not have an impact on the consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation is currently evaluating the impact of this standard on its consolidated financial statements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. for the three and nine months ended September 30, 2008 has been prepared based on information available to us as of October 21, 2008.  This MD&A should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2007 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada.  Reference to Note 17 to the consolidated annual financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements.  All amounts stated herein are in U.S. dollars in thousands, except per share and per ounce amounts, unless otherwise noted.

Results from Operations

Our consolidated net loss for the three-month period ended September 30, 2008, was $2,823 or $0.08 per share compared to a consolidated net loss of $2,035 or $0.06 per share for the same period in 2007.  Our consolidated net loss for the nine-month period ended September 30, 2008, was $6,994 or $0.20 per share compared to a consolidated net loss of $5,417 or $0.17 per share for the same period in 2007.  For the three-month period, the increase in the consolidated loss of $788 from the respective prior period is primarily due to an increase in interest expense of $617, an increase in income tax expense of $279, an increase in the loss on currency translation of $184 and a decrease in interest income of $102, which are partially offset by a decrease in costs of $528 related to the completion in May 2007 of the Plan of Arrangement involving Vista, Allied Nevada Gold Corp. (“Allied Nevada”) and the Pescios.  The increase in the consolidated net loss of $1,577 for the nine-month period from the prior year period is largely due to an increase in corporate administration and investor relations costs of $956, an increase in interest expense of $1,386, an increase in income tax expense of $994, an increase in the loss on disposal of marketable securities of $225, an increase in the loss on currency translation of $215, an increase in fees associated with the disposal of our Amayapampa project of $132 and a decrease in interest income of $580.  These amounts are offset by the decrease in costs related to the Plan of Arrangement of $2,880, as noted above.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $245 for the three-month period ended September 30, 2008 and $742 for the nine-month period ended September 30, 2008, approximately level with $204 and $682 for the same periods in 2007. For both the three-month and nine-month periods, there were no significant variances as we continue to move our projects towards development decisions.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $1,739 during the three-month period ended September 30, 2008, approximately level with $1,688 for the same period in 2007. The increase of $51 was primarily due to an increase in employee compensation costs of $96 which is a result of higher employee benefit costs and salaries and additional personnel.

Corporate administration and investor relations costs increased to $4,279 for the nine-month period ended September 30, 2008, compared to $3,323 for the same period in 2007.  The increase of $956 from the respective prior period is primarily due to the following:

·                  Stock-based compensation expense increased by $238, for the nine-month period ended September 30, 2008.  This is due to an increase in the number of options granted during the third quarter of 2008 as compared to the same period in 2007 as well as an increase in options granted during the prior year and vesting over time as compared to the prior period.

·                  Employee costs increased by $241, for the nine-month period ended September 30, 2008.  These costs reflect higher employee benefit costs and salaries.

·                  Prior to the completion of the Plan of Arrangement on May 10, 2007, Vista allocated a portion of it’s corporate administration and investor relations costs to Allied Nevada.  Since May 10, 2008 such allocation is no longer made.  As a result our corporate administration and investor relations costs increased by $317 for the nine-month period ended September 30, 2008.

Depreciation and amortization

Depreciation and amortization expense increased to $44 during the three-month period ended September 30, 2008 and $123 for the nine-month period ended September 30, 2008, compared to $27 and $80 for the same periods in 2007.  The increases of $17 and $43 from the respective prior periods are mostly due to capital expenditures at the Mt. Todd gold project during 2007 that have begun to be depreciated.

Other income and expense

Gain/(loss) on disposal of marketable securities

There were no gains or losses on the disposal of marketable securities for the three-month period ended September 30, 2008, compared to a gain of $18 for the same period in 2007.  The gain for the 2007 period resulted from the sale of securities that had a book value of $22.

For the nine-month period ended September 30, 2008, we realized a loss on the disposal of marketable securities of $67 compared to a gain on the disposal of marketable securities of $158 ($219 prior to the allocation to Allied Nevada) for the same period in 2007.  The loss for the 2008 period resulted from the sale of securities that had a book value of $157 and the gain for the 2007 period resulted from the sale of securities that had a book value of $38.

At September 30, 2008, we held marketable securities available for sale with a quoted market value of $9,519. With the exception of our shares of Allied Nevada common stock, as discussed herein, we purchased the securities for investing purposes with the intent to hold the securities until such time it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment. At September 30, 2008, also included in marketable securities were 1,529,848 shares of Allied Nevada at a quoted market value of $8,751. These shares are “restricted securities” as defined in Rule 144 under the Securities Act of 1933 (the “Securities Act”) and cannot be resold by us in the absence of registration under the Securities Act unless an exemption from registration is available. On November 15, 2007, the SEC adopted proposed revisions to Rule 144, the most commonly available exemption for resales.  Among other things, these revisions shortened the one-year holding period under Rule 144 to six months as to restricted securities issued by companies that are subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, such as Allied Nevada. The revisions to Rule 144 became effective on February 15, 2008. Since we acquired our Allied Nevada shares in May 2007, we have met the required six-month holding period and can commence resales in reliance on the Rule 144 exemption. We will hold these shares until such time that it would be advantageous to sell the securities at a gain.

Interest income

During the three months ended September 30, 2008 we realized $137 in interest income as compared to $239 for the same period in 2007.  During the nine months ended September 30, 2008 we realized $417 in interest income as compared to $997 for the same period in 2007.  The decreases of $102 and $580, from the respective prior periods are primarily attributable to a decrease in interest earned on our liquid savings accounts as compared to the same period in 2007.  This decrease is due to Vista’s decision to no longer purchase short-term commercial paper due to the declining interest rates in the market.

Interest expense

During the three-month period and nine-month period ended September 30, 2008, interest expense was $617 and $1,386, respectively.  Of these amounts, $262 and $577, respectively, are attributable to the accretion of the debt discount and $355 and $809, respectively, are attributable to interest expense.  These amounts are approximately 47% of the full interest expense associated with the issuance of the Notes (as defined under “Financing Activities” below).  We are able to capitalize the remaining 53% as additions to mineral properties in accordance with SFAS No. 34 and our accounting policy.

Income tax (benefit)/expense

Effective September 30, 2008, the Corporation adopted the Emerging Issues Committee Abstract 172 (“EIC 172”), “Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain in Other Comprehensive Income.”  EIC 172 provides guidance on whether the tax benefit from the recognition of previously unrecognized tax loss carryforwards consequent to the recording of unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale financial assets, should be recognized in net income or in other comprehensive income.  EIC 172 should be applied retrospectively, with restatement of prior periods from January 1, 2007, the date of adoption of CICA 3855.

During the three-month period and nine-month period ended September 30, 2008, income tax expense was $114 and $207, respectively, as compared to an income tax benefit of $165 and $787 for the respective three and nine-month periods during 2007.  The increases in expense as compared to the benefits from prior periods is attributable to the declining market during 2008, in which we have had more unrealized losses as compared to 2007 where we had more unrealized gains.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $1,706 for the three-month period ended September 30, 2008, compared to $956 for the same period in 2007.  The increase of $750 is the result of an increase in the consolidated net loss of $788 and an increase in cash used for prepaids and other of $341, an increase in cash used for accounts payable, accrued liabilities and other of $331, which is partially offset by an increase in non-cash items of $806.

Net cash used in operating activities was $4,985 for the nine-month period ended September 30, 2008, compared to $3,662 for the same period in 2007.  The increase of $898 is mostly the result of the interest payment of $842 on June 15, 2008 for the Notes, an increase in cash used for prepaids and other of $160, which is partially offset by an increase in cash received for receivables of $214.

Investing activities

Net cash used in investing activities increased to $3,342 for the three-month period ended September 30, 2008, from $1,301 for the same period in 2007.  The increase of $2,041 is due to an increase in the additions to mineral properties of $2,122, which is mostly the result of an increase in expenditures at the Paredones Amarillos project as we move towards a production decision; an increase in expenditures at the Mt. Todd project for a drilling program during the third quarter; and an increase in the additions to plant and equipment of $427, which is mostly the result of an increase in equipment purchases at the Paredones Amarillos project and the Mt. Todd project; which has been offset by  $350 received from Republic as repayment of the loan made during the second quarter 2008 (see Consolidated Financial Statements – Note 3).

Net cash used for investing activities decreased to $24,650 for the nine-month period ended September 30, 2008, from $29,526 for the same period in 2007.  The decrease of $4,876 is mostly the result of a decrease of $24,517 in the cash transferred to Allied Nevada in conjunction with the completion of the Plan of Arrangement in May 2007, which has been offset by the following:

·

An increase in additions to plant and equipment of $16,737. On March 4, 2008, with the completion of a brokered private placement of $30,000 principal amount of the Notes (see “Financing activities” below) we used $16,000 of the proceeds towards the purchase of gold processing equipment to be used at our Paredones Amarillos project. The aggregate purchase price was approximately $16,000, which included the costs of relocating the equipment to Edmonton, Alberta, Canada. The purchase was finalized in April 2008 with the completion of the relocation of the major equipment components to Edmonton. There were no similar purchases during the 2007 period.

·

An increase in the acquisition of mineral properties of $452. On January 24, 2008, we completed the acquisition of interests in various mineral properties adjacent to our Guadalupe de los Reyes project in Mexico. The consideration paid by Vista for the acquisition of these interests included cash payments totalling $452 and the issuance of a total of 213,503 common shares of Vista (with an aggregate fair value of $1,000) to various parties.

·	An increase in the additions to mineral properties of $2,386. During the third quarter, the Corporation undertook a drilling program at the Mt. Todd project.

Financing activities

Net cash provided by financing activities was $70 for the three-month period ended September 30, 2008, as compared to net cash provided by financing activities of $1,902 for the same period in 2007.  During the three-month period ended September 30, 2008 cash was provided by financing activities due to the exercise of employee stock options.  For the same period in 2007, cash was provided by financing activities due to proceeds received from the exercise of warrants as well as from the exercise of stock options.

Net cash provided by financing activities was $31,470 for the nine-month period ended September 30, 2008, as compared to $3,414 for the same period in 2007.  This increase is primarily the result of the completion of a brokered private placement on March 4, 2008 in which we offered and sold $30,000 in aggregate principal amount of senior secured convertible notes (the “Notes”) (see unaudited Consolidated Financial Statements – Note 7).  Proceeds to Vista after legal and other fees were $28,390.  There were no similar transactions during the 2007 period.

There were no warrant exercises during the three-month period ended September 30, 2008 as compared to $1,394 for the same period in 2007.  Warrant exercises during the nine-month period ended September 30, 2008 produced cash proceeds of $2,941 as compared to $2,889 for the same period in 2007.

Liquidity and Capital Resources

At September 30, 2008, our total assets were $79,020 compared to $51,346 at December 31, 2007, representing an increase of $27,674.  At September 30, 2008, we had working capital of $27,176 compared to $27,254 at December 31, 2007, representing a decrease of $78.  This decrease relates primarily to an increase in cash balances from year end as a result of the completion of the brokered private placement of Notes as discussed below, which is offset by a decrease in our marketable securities balances due to declining market conditions.

The principal component of working capital at both September 30, 2008 and December 31, 2007, is cash and cash equivalents of $18,227 and $16,686, respectively.  Other components include marketable securities (September 30, 2008 – $9,519; December 31, 2007 – $10,882) and other liquid assets (September 30, 2008 - $755; December 31, 2007 - $380).

As a result of the delay in the issuance of the Change of Land Use Permit  at the Paredones Amarillos project and the current uncertainty in the resource and financial markets, management has adopted a revised plan and budget for the last quarter of 2008 and the year 2009. The plan continues those programs necessary to expedite the development of the Paredones Amarillos project, while minimizing expenditures in other areas. The budget estimates that in the event that financing for the Paredones Amarillos project is not available on acceptable terms in 2009, Vista has sufficient working capital to fund its planned operations at least through the end of 2009, without additional financing. We will continue to examine potential funding alternatives for the project, which may include project financing, debt financing or equity financing.

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

The conversion price will be adjusted on March 4, 2009, being the first anniversary of the issuance of the Notes, to the lesser of the current conversion price or 120% of the 20-day weighted-average price of the common shares as quoted on AMEX.  The conversion price will also be adjusted in certain circumstances, such as issuance of warrants, additional common shares or distribution of assets.  The conversion price shall not be adjusted below $4.80 per common share.

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

We used approximately $16.0 million of the proceeds from the sale of the Notes for advance payments towards the purchase of gold processing equipment to be used at our Paredones Amarillos project.  The remaining balance of the funds raised from the private placement will be used for ongoing operations at the Paredones Amarillos project.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Contractual Obligations

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$30,000	$—	$30,000	$—	$—
Purchase obligations(2)	$500	$200	$300	$—	$—
Operating lease obligations	$84	$84	$—	$—	$—
Total	$30,584	$284	$30,300	$—	$—

(1)          Long-term debt obligations are due to the Corporation’s issuance of the Notes, as discussed above under “Liquidity and Capital Resources”.

(2)          Purchase obligations include option payments totaling $500 on the Guadalupe de los Reyes and Long Valley projects. For the Guadalupe de los Reyes Project, we still have outstanding $100, which is to be paid in less than a year and. For the Long Valley project, we still have outstanding $400, of which $100 is to be paid in less than a year and $300 is to be paid in 1 to 3 years.

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

Vista will retain a first right of refusal in the event Republic decides to sell the property and will also retain a right to re-acquire the property if Republic or Vista Gold Antigua have not moved to close a financing under a project financing facility within five years.  Under the terms of the transaction, Vista agreed to lend $350 to Republic for ongoing expenses on the Amayapampa gold project.  The loan was completed on April 7, 2008.  Interest on the loan accrues and is payable at the rate of 10% per annum, payable monthly.  On September 30, 2008, we received $367 from Republic, which included $350 principal and $17 in accrued interest.

The fair value of the consideration received on disposal of the Amayapampa project has been calculated as of September 30, 2008 using probability weighted cash flow scenarios and assumptions including future gold prices, estimated gold production and the timing of commencement of commercial production.  These inputs in the “income approach” valuation model used by Vista are considered to be level three unobservable inputs as defined by SFAS No. 157, “Fair Value Measurements.”  These are Vista’s own assumptions based on our best estimates and the best information available at the time.

Prime Corporate Finance Pty Limited (“PCF”) of West Perth, Australia served as corporate advisor to Vista in connection with the above transaction.  In compensation for the advisory services provided by PCF, Vista had agreed to pay PCF a success fee of 5% of the face value of any completed transaction. On April 8, 2008, Vista and PCF agreed that the success fee payable to PCF was $165 such amount being equivalent to Cdn. $167.  In addition, on April 8, 2008, PCF and Vista agreed that the success fee would be payable in Common Shares of Vista.  Based on the market price of Vista’s Shares at the close of business on April 7, 2008 of Cdn. $4.47 per common share, 37,318 Vista Shares were issuable to PCF.  Completion of the issuance occurred on June 17, 2008.

Updated Report on Status of Change of Land Use Permit for Paredones Amarillos Project and Expected Development Timetable

On April 30, 2008, Vista announced that it had received correspondence from the local La Paz office of the Mexican Environmental and Natural Resource Service (“SEMARNAT”) which indicates that staff in that office are of the opinion that the Change of Land Use Permit approved by SEMARNAT in 1997 in relation to Vista’s Paredones Amarillos Project in Baja California Sur (“BCS”), Mexico, is no longer valid.  This permit is necessary for the development of the Paredones Amarillos Project to proceed.  Vista’s advisors and counsel in Mexico have advised Vista that they believe that the permit remains valid.  Vista’s legal counsel in Mexico has advised Vista to proceed with a judicial appeal of the opinion issued by the BCS office of SEMARNAT to preserve certain legal rights, but has also recommended that a new application is likely to be the most expeditious way to obtain the necessary approvals.

On July 2, 2008, Vista reported that it has taken steps to preserve its right to proceed with a judicial appeal of the opinion issued by the BCS office of SEMARNAT and has also completed a number of prerequisite steps to submitting an application for a new Change of Land Use Permit.  As well, we plan to submit an application for an interim Change of Land Use Permit for the drilling program. Changes in the law governing the Change of Land Use Permit require Vista to demonstrate that it has the right to use the surface affected by the permit. Vista received a certificate from the General Direction of Mines in the Ministry of Economy verifying that Vista’s Mexican subsidiary, Minera Paredones Amarillos S.A. de C.V. (“MPA”), is the rightful holder of valid mineral rights for the Paredones Amarillos Project.  Vista also received an official appraisal of the surface land in the project area from the National Institute for the Appraisal and Administration of National Property confirming that the surface overlying a significant part of these mineral rights (including the proposed pit and most of the dumps) is federal land. Under Mexican mining statutes, MPA has the constitutional right to use the surface for mining activities, subject to applicable environmental permits and federal authorizations. This position has been further confirmed in the foregoing certificate issued by the General Direction of Mines of the General Coordinator of Mines in

the Ministry of Economy. One of the mechanisms for authorizing the use of federal land for mining activities is a Temporary Occupation Permit (lasting the life of the mining activity).  Vista is preparing an application for a Temporary Occupation Permit and plans to submit the application shortly.  Vista has signed an agreement with a private landowner for the purchase of the remaining surface land required by the project.  This land covers the area of the mill site, tailing impoundment and various ancillary facilities. The documents supporting Vista’s right to use the surface, together with the existing and valid environmental permit and other supporting documents currently being prepared, will form the basis of the new Change of Land Use Permit application. Vista plans to submit this application within the next few weeks. Based on earlier discussions with the Secretary of SEMARNAT as previously reported, Vista’s management expects the application to be processed promptly and by law within 60 working days; the foregoing in accordance with those terms established in the applicable legal provisions.

Vista announced the results of a definitive feasibility study for the Paredones Amarillos Project on September 8, 2008.   Following   the successful completion of project financing and the issuance of a new Change of Land Use Permit, it is expected that construction of the Paredones Amarillos Project would commence shortly thereafter. The construction period is planned to be twelve months and gold production would commence after a short commissioning and start-up period. We cannot assure you that financing for the project will be available on acceptable terms, if at all. If we are unable to secure financing for the project, construction could be delayed indefinetely.

Paredones Amarillos Feasibility Study Results and Update on Permitting Status for the Project

On September 8, 2008, Vista announced the results of the feasibility study (the “Study”) on the Paredones Amarillos gold project.  The Study was prepared by SRK Consulting of Lakewood, Colorado (“SRK”).  The technical portions of the Study contracted directly by Vista and supervised by SRK were completed by Mine Development Associates (resource/reserve estimates, mine planning and mining capital/operating cost estimates), KD Engineering (process engineering, infrastructure design and process capital/operating cost estimates), Resource Development, Inc. (metallurgical testing and review), Golder Associates Inc. (waste rock characterization and tailings impoundment facility design/construction cost estimates), Corporacion Ambiental de Mexico S.A. de C.V. (environmental and socio-economic baseline), Veolia Water Systems Mexico S.A. de C.V. (desalination plant design and capital/operating costs) and SRK (pit slope stability evaluation, closure plan/cost estimates and economic analysis).  Dr. Neal Rigby, CENG, MIMMM, PhD, Principal of SRK Consulting, an independent Qualified Person as defined by Canadian National Instrument 43-101 (“NI 43-101”), prepared or supervised the preparation of material on behalf of SRK Consulting.  Steven Ristorcelli, P. Geo. and Thomas Dyer, P. Eng., both of Mine Development Associates, independent Qualified Persons as defined by NI 43-101, prepared or supervised the preparation of material on behalf of Mine Development Associates.

The highlights from the Study include the following estimates:

Resource and Reserve Estimates

Measured Resources (at a 0.4 g Au/tonne cut-off): (1), (2)	9.390 million tonnes at 1.10 g Au/tonne containing 332,000 ounces of gold
Indicated Resources (at a 0.4 g Au/tonne cut-off): (1), (2)	61.216 million tonnes at 0.91 g Au/tonne containing 1,787,000 ounces of gold
Proven and Probable Reserves (at a $700 gold price and 0.4 g Au/tonne cut-off): (2), (4)	37.95 million tonnes at 1.08 g/t containing 1,315,000 ounces gold

Selected Operating, Cost and Return Estimates

Stripping Ratio:	3.57 (tonnes waste:tonnes ore)
Life-of-Mine:	9.5 years
Life-of-Mine Gold Production:	1,203,000 ounces
Average Annual Gold Production:	127,400 ounces per year (142,900 ounces per year for the first five years)
Pre-Production Capital Costs:	$196.7 million ($165 per ounce gold produced)
Cash Operating Costs (life-of-mine average):	$419 per ounce gold produced ($388 per ounce gold produced for the first five years)
Internal Rate of Return @ $771 average gold price (Base Case Gold Price Profile):	21.0% before-tax 16.6% after-tax

General

The Paredones Amarillos gold project is located approximately 55 km south of La Paz in BCS, Mexico.  The Study includes a description of the geology, mining and milling operations, tailings impoundment facility, desalination plant, and all project-associated infrastructure, estimated resources and reserves, and the proposed mining plan with the associated mining and processing equipment.

The Paredones Amarillos deposit is a silicified shear zone locally known as cataclasite.  The shear zone generally lies between the granodiorite basement rock and a diorite cap.  The proposed pit is oriented approximately east-west and would have two distinct lobes.  The metallurgical recovery is estimated to be 91.5% for gold.

Capital and Operating Cost Estimates

Estimated Life-of-Mine average cash production costs are projected to be $419 per ounce, with lower costs of $388 per ounce projected during the first five years of production. Operating costs used diesel prices effective as of May 2008 and energy prices effective as of the first quarter 2008.  Pre-production capital costs, including contingency, owner’s costs and working capital, are estimated to be $196.7 million or $165 per ounce of gold produced.  Total capital costs including replacement and reclamation over the life of the project are estimated to be $191 per ounce of gold produced.

Estimated Resources and Reserves

A new resource estimate was completed, dated September 5, 2008, by Mine Development Associates under the direction of Mr. Ristorcelli. The resource estimate was prepared using industry standard software and estimation methodologies.  Previous technical reports contain extensive geologic and technical information related to the deposit for which the estimate is prepared.  The last technical report was filed on SEDAR on June 27, 2007, and is entitled the “Updated Technical Report Paredones Amarillos Project, Baja California Sur, Mexico,” and is dated June 20, 2007.  The drilling and associated work used in the estimate was undertaken between 1974 and 2005, but most of the drilling was completed between 1995 and 1996.  Of the 438 holes in the data base, 387 holes containing 51,622 samples were used in the resource estimate.  Mr. Ristorcelli reviewed available information necessary for the preparation of the resource estimate, including sampling, analytical, drilling and geologic.  Following a review of the available documentation pertaining to the sampling programs, the data was deemed sufficiently accurate to use for resource estimation.  However, Mr. Ristorcelli noted that some of the early program’s quality assurance and quality control procedures were poorly documented and that an apparent bias may exist between some of the assay values and the check assay values of the same samples.  As the original samples were not preserved and cannot be reassayed, at Vista’s request, Mr. Ristorcelli has recommended a 12-15 hole drill program to confirm the validity of the resource model that relied on those assays whose check assay bias is unresolved.  Mr. Ristorcelli undertook multiple checks to assess the validity of the model and classified the resource into Measured, Indicated and Inferred categories to be in compliance with the NI 43-101 requirement of following “CIM Standards on Mineral Resources and Reserves, Definitions and Guidelines,” issued in 2000 and modified with adoption of the “CIM Definition Standards – For Mineral Resources and Mineral Reserves” in 2005.

The estimated resources reported at a cut-off grade of 0.4 grams gold per tonne are summarized in the following table.

Paredones Amarillos Measured and Indicated Mineral Resource Estimate

Resource Classification	Metric Tonnes (x1000)	Average Gold Grade (grams/tonne)	Short Tons (x1000)	Average Gold Grade (ounces/ton)	Contained Gold Ounces (x1000)
Measured (1),(2)	9,390	1.10	10,351	0.032	332
Indicated (1), (2)	61,216	0.91	67,478	0.026	1,787
Measured & Indicated (1), (2)	70,606	0.93	77,829	0.027	2,119

(1)                     Cautionary Note to Investors concerning estimates of Measured and Indicated Resources: We use the terms “measured resources” and “indicated resources”. We advise U.S. investors that while these terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them. U.S. investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.

(2)                     Measured and Indicated Resources include material subsequently converted to Proven and Probable Reserves.

Paredones Amarillos Inferred Mineral Resource Estimate

Resource Classification	Metric Tonnes (x1000)	Average Gold Grade (grams/tonne)	Short Tons (x1000)	Average Gold Grade (ounces/ton)	Contained Gold Ounces (x1000)
Inferred (3)	7,694	0.64	8,481	0.019	158

(3)    Cautionary Note to Investors concerning estimates of Inferred Resources: This table uses the term “inferred resources”. We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. “Inferred resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of a feasibility study or prefeasibility studies, except in rare cases. U.S. investors are cautioned not to assume that any part or all of an inferred resource exists or is economically or legally minable.

Silver occurs in the deposit, but due to the lack of quality assurance and quality control data for the silver assays a NI 43-101 compliant resource estimate has not been prepared.  Metallurgical testing indicates that silver recoveries are variable, but silver production is not included in the Study.  It cannot be assumed that any silver will be produced from the project.

The mineral reserve estimates prepared and reported by Mine Development Associates, under the supervision of Mr. Dyer, at a gold price of $700 per ounce of gold and cut-off grade of 0.4 grams gold per tonne are summarized in the following table.

Paredones Amarillos Proven & Probable Reserve Estimate

Reserve Classification	Metric Tonnes (x1000)	Average Grade (grams/tonne)	Short Tons (x1000)	Average Grade (ounces/ton)	Contained Gold Ounces (x1000)
Proven (4)	7,147	1.17	7,878	0.034	268
Probable (4)	30,801	1.06	33,952	0.031	1,047
Proven & Probable (4)	37,948	1.08	41,830	0.031	1,315

(4)                    Cautionary Note to U.S. Investors concerning estimates of Proven and Probable Reserves: The estimates of mineral reserves shown in these tables have been prepared in accordance with NI 43-101.  The definitions of proven and probable reserves used in NI 43-101 differ from the definitions in U.S. Securities and Exchange Commission Industry Guide 7.  Accordingly, Vista’s disclosure of mineral reserves herein may not be comparable to information from U.S. companies subject to the reporting and disclosure requirements of the U.S. Securities and Exchange Commission.

Mining

Vista plans to extract ore from the mine using conventional open pit mining equipment and techniques.  A 91-tonne truck and loader fleet has been selected and ordered with first deliveries expected in June 2009.  Vista will be the owner and operator of the fleet and has entered into preliminary agreements for a maintenance and repair contract for the major mining equipment.  The higher-grade west lobe would be mined first and a significant portion of the waste rock from the east lobe would be used to backfill the west lobe of the pit.  Concurrent reclamation of two waste dumps would be completed during the latter years of the operation.

Processing

Vista intends to process the ore in a conventional crushing and grinding circuit consisting of a primary gyratory crusher followed by a semi-autogenous grinding mill and two ball mills with an expected mill ore throughput rate of 11,000 tonnes per day.  The crushing and grinding equipment was previously acquired by Vista from the Colomac Mine and is presently in Edmonton, Canada, waiting shipment to Arizona for repairs and reconditioning.  As previously reported, the cost of this equipment was approximately US$16 million, with funds provided from Vista’s private placement of convertible notes, completed in March 2008, for aggregate gross proceeds of approximately US$30 million.  The proposed flow sheet indicates that following grinding, the slurried ore will be sized by cyclones and then leached in tanks prior to gold recovery using a Kemix carbon-in-pulp circuit.  Gold will be stripped from the carbon and precipitated in an electrowinning cell prior to refining into doré bars.  The tailings will be detoxified using ferrous sulfate, paste thickened and deposited in a lined tailings impoundment facility on-site.

Water, Power, Fuel and Access

Due to the scarcity of surface water and political sensitivities regarding the use of groundwater, Vista has elected to construct and operate a desalination plant on the Pacific Coast.  Water would be pumped approximately 45 kilometers to the site.  Annual water consumption is estimated to be 1.4 million cubic meters.

Vista expects that energy for the project will be supplied by the Comisión Federal de Electrícidad from an existing sub-station located approximately 18 kilometers north of the project.

It is anticipated that diesel fuel for the project will be provided in bulk quantities by Petroleos de Mexico.  Fuel prices in Mexico are subsidized and have not experienced the volatility seen in other locations.

The project site is currently accessible by government-maintained dirt roads from the north and the west.  The main access will be from the north.  Vista plans to widen and improve approximately 10 kilometers of existing roads and to construct approximately 8 kilometers of new road immediately north of the project.

Socio-economic Considerations

The project is remotely located and is not expected to directly affect any local inhabitants.  The access road improvements will benefit the villages of Valle Perdido and El Rosario.  Vista is currently working with the local education and health care authorities and has become a “social partner” with the elementary school in El Rosario.  Vista is unaware of any social issues related to the development of the project.

Permits

The Paredones Amarillos gold Project is located in a special use area within the buffer zone of the Sierra Laguna Biosphere Reserve.  The special use area forms the northern limit of the buffer zone and has unimpeded access from the north.  As previously reported, earlier in 2008 Vista announced that it had received correspondence from the local La Paz office of the Mexican Environmental and Natural Resource Service (“SEMARNAT”) which indicates that staff in that office are of the opinion that the Change of Land Use Permit approved by SEMARNAT in 1997 in relation to the Paredones Amarillos gold Project is no longer valid.  This permit is necessary for the development of the project to proceed.  Vista’s advisors and counsel in Mexico have advised Vista that they believe that the permit remains valid.  However, Vista’s legal counsel in Mexico has advised Vista that a new Change of Land Use Permit application would be the most expeditious way to obtain the necessary approvals.  Since the last permitting up-date provided by the Company (as set out in its press release dated July 2, 2008), the Company has been involved in a steady dialogue with the government officials in BCS and in Mexico City.  On August 6, 2008 the Company filed a request for a Temporary Occupation Permit for the use of the federal ground in the project area for the life of the project.  This request is presently in the review process and management hopes to receive this permit at the end of this year.  The Company and its advisors are currently engaged in a series of discussions with SEMARNAT and the Mexican National Commission for Natural Protected Areas regarding the documentation required for the Change of Land Use Permit application, which will be submitted as soon as the agreement is reached in regard to the required accompanying documentation.  Based on earlier discussions with the Secretary of SEMARNAT and  as previously reported, Vista’s management expects the application to be processed promptly and by law within 60 working days after its filing; in accordance with those terms established in the applicable legal provisions.  Vista expects that matters relating to the Change of Land Use Permit will be resolved shortly.

Economic Analysis

The economic analysis has been completed using a gold price profile with a gold price of $850 per ounce in the first three years of production, decreasing to $725 per ounce for the remainder.  This is considered to be the base case.  The analysis has also been completed using a fixed price with alternative sensitivity analyses completed at gold prices of $700, $800 and $900 per ounce.  The economic analyses were conducted on 100% equity basis with no consideration of debt or leasing.  Estimated before and after-tax economic results, showing the internal rate of return (IRR) and net present value at a 5% discount rate (“NPV”5%), cumulative cash flow and sensitivity of the base case to changes in gold prices are presented in the following tables.

Before –Tax Economic Results

Gold Price Scenario	Before Tax IRR (%)	Before Tax NPV5% ($ 000’s)	Before Tax Cumulative Cash Flow ($ 000’s)
Base Case Gold Price Profile	21.0%	$128,890	$217,890
Fixed $700 Gold Price	12.2%	$59,888	$132,509
Fixed $800 Gold Price	21.4%	$149,033	$232,745
Fixed $900 Gold Price	29.7%	$238,179	$372,980

After-Tax Economic Results

Gold Price Scenario	After Tax IRR (%)	After Tax NPV5% ($ 000’s)	After Tax Cumulative Cash Flow ($ 000’s)
Base Case Gold Price Profile	16.6%	$82,902	$152,500
Fixed $700 Gold Price	9.3%	$32,010	$90,862
Fixed $800 Gold Price	17.1%	$97,272	$177,818
Fixed $900 Gold Price	24.2%	$162,030	$264,497

Schedule

Vista plans to utilize outside sources to provide the additional capital required for the project capital costs and will be proceeding to examine various project financing alternatives, including debt and equity components.  Current debt and equity markets are uncertain and Vista is focusing its efforts on completing final permitting and other tasks that will expedite the development of the project. When permitting and financing is complete, the construction period is planned take twelve months and gold production would commence after a short commissioning and start-up period.  As noted above, we have already purchased the major mill equipment with funds raised in our March 2008 private placement of convertible notes and placed orders for the major mining equipment. Prior to the completion of financing we intend to identify the remaining long delivery items for order and will examine alternative construction management and project execution arrangements. We cannot assure you that financing will be available on acceptable terms, if at all. We may be required to delay development and construction until economic conditions and the financial markets improve, which delays may adversely affect our financial condition.

Update on Exploration Results at the Mt. Todd Project

On September 3, 2008, Vista announced the results of five core holes drilled as part of an 8,000 meter program being undertaken at its Mt. Todd Project. A summary of the gold assay and preliminary copper assay results of these five holes are shown below:

Drill Hole	Interval (meters)	Intercept (meters)	Gold (grams/tonne)	Copper (ppm)	Including (meters)	Intercept (meters)	Gold (grams/tonne)	Copper (ppm)
VB08027	193-219	26	3.65	1,230
	531-633	102	1.85	504	532-583	51	2.63	512
VB08028	442-589	147	1.63	685	491-541	50	2.65	1,052
					559-589	30	1.77	627
VB08029	Hole lost at 26m and re-drilled as VB08030
VB08030	151-161	10	2.93	611
	203-213	10	1.54	1,057
	329-478	149	1.37	645	378-398	20	2.00	854
					416-446	30	1.73	907
					448-458	10	2.00	652
VB08031	286-293	7	5.59	725
	435-597	162	1.28	649	502-553	51	1.86	805
					581-597	16	2.16	738

The results of the four completed holes are encouraging, confirming the continuity of mineralization at depth and showing the same pattern of higher gold grades at depth that was evident in the 2007 program results as previously reported. Preliminary copper assays also demonstrate a pattern of higher grades compared to the previously reported resource estimates as referenced below.  All four holes had long intercepts of mineralization over 100 meters including hole VB08027 which averaged 102 meters (332 ft) at 1.85 g/t (0.054 opt) and hole VB08031 which averaged 162 meters (531 ft) at 1.28g/t (0.037 opt). All holes were angle holes drilled to intersect mineralization at close to right angles; however, due to physical constraints and the complex nature of the deposit, true thickness of the drilled intervals cannot be assumed from the measured intercepts.  The program is designed to increase the sampling density to support the conversion of inferred gold resources to measured and indicated resources at depth, and to explore for additional resources down dip. At present, 13 holes have been completed with gold and preliminary copper assays received for the first five holes completed. The results from the first hole were reported in Vista’s press release dated July 21, 2008.

The assay analysis was completed by ALS Chemex in accordance with industry accepted standards and has been reviewed by and prepared under the supervision of Tim Tuba, P. Geo., a qualified person under NI 43-101.

The current drilling program began in April 2008, under the direct supervision of Tim Tuba, Vista’s Exploration Manager in Australia. The core drilling is being completed by Boart Longyear Australia Pty Ltd., with the sample preparation being completed by ALS Chemex in Adelaide, South Australia, followed by assaying for gold by ALS Chemex in Perth, Western Australia.  A sample quality control/quality assurance program has been implemented and check assaying is being done by Genalysis Laboratory Services Pty Ltd. in Perth. Multi-element analyses, including copper, are being done by ALS Chemex, also in Perth.  Sampling and assaying methods are being conducted in accordance with the CIM Mineral Exploration Best Practices Guidelines. All samples taken were one meter in length, except the last interval of the drill hole.  For further information on the Mt. Todd project, see our technical report filed on SEDAR on June 4, 2008, entitled the “Mt. Todd Gold Project, Resource Update, Northern Territory, Australia, dated May 15, 2008.”

Vista is currently conducting technical programs that management expects will lead to the completion of a preliminary feasibility study in 2009. The Company is currently reviewing proposals and hopes to announce the award of a contract for the completion of a preliminary feasibility study shortly.

Appointment of a New Vice-President of Exploration

Vista Gold is pleased to announce that Frank K. Fenne, P.G., has accepted the position of Vice President, Exploration effective August 25, 2008.  Mr. Fenne brings over 25 years of U.S. and international experience in exploration, project development and mine operations.  Mr. Fenne was most recently employed by Kinross Gold Corporation as the Technical Services Manager at the Round Mountain Gold Mine in Nevada.  Mr. Fenne replaces Robert Perry, who resigned to pursue other professional interests.

Resignation of Audit Committee Member

Effective October 30, 2008, W. Durand Eppler stepped down as an Audit Committee member, but remains a member of the Board of Directors, Chairman of the Compensation Committee and a member of the Corporate Governance Committee.

Changes in Accounting Policies and Recent Accounting Pronouncements

Changes in accounting policies

Effective September 30, 2008, we adopted the Emerging Issues Committee Abstract 172 (“EIC 172”), “Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain in Other Comprehensive Income.”  EIC 172 provides guidance on whether the tax benefit from the recognition of previously unrecognized tax los carryforwards consequent to the recording of unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale financial assets, should be recognized in net income or in other comprehensive income.  EIC 172 should be applied retrospectively, with restatement of prior periods from January 1, 2007, the date of adoption of CICA (as defined below) Section 3855, “Financial Instruments – Recognition and Measurement.”

The adoption of EIC 172 resulted in a reclassification of $1,132,000 of income tax recovery from the accumulated other comprehensive income balance to the accumulated deficit as of December 31, 2007.  It also decreased the Corporation’s three-month losses and nine-month losses for the period ended September 30, 2007 by $165,000 and $867,000, respectively.

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

CICA Section 3862, “Financial Instruments—Disclosures” and Section 3863, “Financial Instruments—Presentations” are two standards that replace Section 3861, “Financial Instruments—Disclosure and Presentation”, revising disclosures related to financial instruments and carry forward unchanged presentation requirements.  These standards increase the disclosures currently required, which will enable users to evaluate the significance of financial instruments for an entity’s financial position and performance, including disclosures about fair value.  In addition, disclosure is required of qualitative and quantitative information about exposure to risks arising from financial instruments, including specified minimum disclosure about credit, liquidity and market risks.  The quantitative disclosures must provide information about the extent to which the entity is exposed to risk, based on information provided internally to the entity’s key management personnel.

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

Note Regarding Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.   All statements, other than statements of historical facts, included in this document, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

·                  financial and operating results and estimates;

·                  potential funding requirements and sources of capital;

·                  the timing, performance and results of feasibility studies including the ongoing feasibility study for the Paredones Amarillos project;

·                  timing and receipt of required land use, environmental and other permits for the Paredones Amarillos Project and timing for starting and completion of drilling and testing programs at the Paredones Amarillos Project;

·                  plans to confirm the validity of the Change of Land Use Permit for the Paredones Amarillos Project and timing and outcome for confirmation of the status of this permit and timing and outcome for alternative application for an interim Change of Land Use Permit for the drilling program and a new Change of Land Use Permit for the Paredones Amarillos Project;

·                  timing and outcome for application for Temporary Occupation Permit for mining activities at the Paredones Amarillos Project;

·                  plans to purchase remaining surface land required by the Paredones Amarillos Project;

·                  capital and operating cost estimates for the Paredones Amarillos Project, and anticipated timing of commencement of construction at the Paredones Amarillos Project;

·                  plans for evaluation of the Mt. Todd Project including estimates of silver, copper and gold resources;

·                  preliminary assessment results and plans for a feasibility study at the Mt. Todd project;

·                  results of drilling programs and prospects for exploration and conversion of resources at the Mt. Todd Project;

·                  potential for gold production at the Amayapampa gold project, timing and receipt of future payments in connection with the disposal of the Amayapampa gold project and status of legal proceedings in Bolivia;

·                  ongoing debt service requirements for the Notes and potential redemption or conversion of the Notes;

·                  future gold prices;

·                  future business strategy, competitive strengths, goals and expansion and growth of our business;

·                  Vista’s potential status as a producer;

·                  plans and estimates concerning potential project development including matters such as schedules, estimated completion dates and estimated capital and operating costs;

·                  plans and proposed timetables for exploration programs and estimates of exploration expenditures;

·                  estimates of mineral reserves and mineral resources; and

·                  future share price and valuation for Vista and for marketable securities held by Vista.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements.  These factors include risks such as our likely status as a “passive foreign investment company” for U.S. federal tax purposes, and business risks including:

·                  uncertainty relating to timing and receipt for confirmation of the validity of the Change of Land Use Permit for the Paredones Amarillos Project;

·                  uncertainty relating to timing and outcome of alternative application process for an interim Change of Land Use Permit for the drilling program and a new Change of Land Use Permit for the Paredones Amarillos Project;

·                  uncertainty relating to timing and outcome for application for Temporary Occupation Permit for mining activities at the Paredones Amarillos Project;

·                  uncertainty relating to completion of agreement for purchase of remaining surface land required by the Paredones Amarillos Project;

·                  uncertainty of feasibility study results and preliminary assessments and of estimates on which such results are based;

·                  risks relating to delays in commencement and completion of construction at the Paredones Amarillos Project and Mt. Todd Project;

·                  uncertainty relating to potential for gold production at the Amayapampa gold project and timing for commencement of production and timing and receipt of future payments in connection with the disposal of the Amayapampa gold project;

·                  risks of significant cost increases;

·                  uncertainties concerning availability of equipment or supplies;

·                  the risk that our acquisition, exploration and property advancement efforts will not be successful;

·                  risks relating to fluctuations in the price of gold;

·                  the inherently hazardous nature of mining-related activities;

·                  uncertainties concerning estimates of mineral reserves and mineral resources;

·                  potential effects on our operations of environmental regulations in the countries in which we operate;

·                  risks related to repayment of debts;

·                  risks related to increased leverage;

·                  intense competition in the mining industry;

·                  risks due to legal proceedings and possible challenges to title to our properties;

·                  uncertainty of being able to raise capital on favorable terms or at all; and

·                  risks from political and economic instability in the countries in which we operate.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information please see “Part II – Item IA.  Risk Factors” in this Quarterly Report on Form 10-Q, and see also our Annual Report on Form 10-K for the year ended December 31, 2007, under “Part I—Item 1A. Risk Factors.” The foregoing section of our 2007 Form 10-K is incorporated in this filing, subject to the updates as set forth in “Part II – Item 1A.  Risk Factors” herein, and investors should refer to it.  Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The price of gold fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $837 by December 31, 2007 and was $885 at September 30, 2008 and $772 at October 21, 2008.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because we have exploration operations in North America, Indonesia and Australia we are subject to foreign currency fluctuations.  We do not engage in currency hedging to offset any risk of currency fluctuations as insignificant monetary amounts are held in foreign currencies for land holding costs related to the properties owned.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Part I – Item 3. Legal Proceedings”, a number of legal proceedings have been initiated in Bolivia with respect to ownership interests in the mining concessions comprising the Amayapampa gold project.  These proceedings involve Minera Nueva Vista S.A., Mr. Estanislao Radic and/or Mr. Raul Garafulic.  As part of the sale of our wholly-owned subsidiary, Vista Gold (Antigua) Corp., Minera Nueva Vista S.A. was sold to Republic Gold Limited on April 4, 2008 (see above “Part I – Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Other – Disposal of Amayapampa project”).  With the disposition of our Bolivia holdings, we are evaluating the procedural status of these actions with respect to Vista following the disposition.  We continue to believe that the foregoing legal proceedings will not result in any material adverse impact on Vista.

ITEM 1A.               RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes a discussion of the principal risk factors affecting our business.  The information presented below updates risk factors previously set forth with respect to our Paredones Amarillos Project and our discussion concerning risks relating to feasibility studies and preliminary assessments in general, and also includes a new risk factor with respect to our recent disposal of our Amayapampa project.  The information below should be read in conjunction with the risk factors and information disclosed in our 2007 Form 10-K.  Other than with respect to the risk factors below, there have been no material changes from the risk factors set forth in our 2007 Form 10-K.

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

We may not be able to commence construction on the Paredones Amarillos Project in the last quarter of 2008 as currently planned.  Delays in commencement of construction could result from delays in receiving the required governmental permits including the Change of Land Use and Temporary Occupation (for the life of the project) Permits, or from factors such as availability and performance of engineering and construction contractors, suppliers and consultants, availability of required equipment and receipt of required governmental approvals.  Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, could delay or prevent commencement of construction on the Paredones Amarillos Project.  There can be no assurance whether or when construction at the Paredones Amarillos Project will commence or that the necessary personnel, equipment or supplies will be available to us if and when construction is commenced.

As well, the discussion of “Mexico Laws” under the risk factor in our Annual Report on Form 10-K for the year ended December 31, 2007 entitled “Our exploration and development operations are subject to environmental regulations, which could result in our incurring additional costs and operational delays” is accordingly restated as follows:

Mexico Laws

We are required under Mexican laws and regulations to acquire permits and other authorizations before the Paredones Amarillos or Guadalupe de los Reyes projects can be developed and mined.  Since the passage of Mexico’s 1988 General Law on Ecological Equilibrium and Environmental Protection, a sophisticated system for environmental regulation has evolved.  In addition, the North American Free Trade Agreement requirements for regulatory standards in Mexico equivalent to those of the United States and Canada have obligated the Mexican government to continue further development of environmental regulation.  Most regulatory programs are implemented by various divisions of the Secretariat of Environment and Natural Resources of Mexico (“SEMARNAT”).  While we believe that we have or will be able to obtain on a timely basis the necessary permits to place the Paredones Amarillos project into production, there can be no assurance that we will be able to acquire updates to necessary permits or authorizations on a timely basis.  See discussions of Paredones Amarillos permit status under “Part I — Financial Information – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other”.  Likewise, there can be no assurance that we will be able to acquire the necessary permits or authorizations on a timely basis to place the Guadalupe de los Reyes project into production.  Delays in acquiring any permit, authorization or updates could increase the development cost of the Paredones Amarillos project or the Guadalupe de los Reyes project, or delay the start of production.  The most significant environmental permitting requirements, as they relate to the Paredones Amarillos and the Guadalupe de los Reyes projects are developing reports on environmental impacts; regulation and permitting of discharges to air, water and land; new source performance standards for specific air and water pollutant emitting sources; solid and hazardous waste management regulations; developing risk assessment reports; developing evacuation plans; and monitoring inventories of hazardous materials.    If the Paredones Amarillos or the Guadalupe de los Reyes projects are found to not be in compliance with any of these requirements, we could incur significant compliance costs, or might have to delay the start of production.

Disposal of Amayapampa Project

Our receipt of future payments in connection with our disposal of the Amayapampa project is subject to uncertainty.

In April 2008, we announced the disposal of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”).  Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia.  See “Part I –Financial Information – Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other – Disposal of Amayapampa project”.  Under the terms of the transaction, Republic has agreed to pay Vista $3.0 million in three payments of $1.0 million.  The first of these payments is due and payable upon the start of commercial production (as defined in the purchase and sale agreement) at Amayapampa followed by $1.0 million payments on each of the first and second anniversaries of the start of commercial production.  In addition, Republic has agreed to pay Vista a net smelter return royalty on the gold produced by or on behalf of Republic from the Amayapampa project in varying percentages depending on the price of gold per ounce.  The Amayapampa gold project is not currently in production and we cannot assure that it will ever become a producing mine or, if production is commenced at the mine, the timing and amounts for any such production.  Further, having disposed of the Amayapampa project, Vista will have no control over the development of this project.  Depending on whether and when production commences at Amayapampa and levels of production achieved, receipt by of Vista of the future payments contemplated by the purchase and sale agreement for the Amayapampa gold project is subject to uncertainty.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

In 2007 and into 2008, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in credit quality of mortgage backed securities.  These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence.  These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of and intervention in major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially.  In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  We intend to finance the further exploration and development of our properties using debt and/or equity financing.  Our access to additional capital may not be available on terms acceptable to us or at all.

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

VISTA GOLD CORP.
(Registrant)

Date: November 7, 2008	By:	/s/ Michael B. Richings
Michael B. Richings
Executive Chairman and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer