Form 10-K
period 2008-12-31
VISTA GOLD CORP
filed 2009-03-13
CIK 783324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number 1-9025

VISTA GOLD CORP.

(Exact Name of Registrant as Specified in its Charter)

Yukon Territory	98-0542444
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
Suite 5, 7961 Shaffer Parkway
Littleton, Colorado	80127
(Address of Principal Executive Offices)	(Zip Code)
(720) 981-1185 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares without par value	NYSE Amex Toronto Stock Exchange

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

As of June 30, 2008 being the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $126,000,000.

Outstanding Common Shares:    As of March 11, 2009, 34,475,829 Common Shares of the registrant were outstanding.

Documents incorporated by reference:    To the extent herein specifically referenced in Part III, portions of the registrant's definitive Proxy Statement for the 2009 Annual General Meeting of Shareholders. See Part III.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING RESERVE AND RESOURCE ESTIMATES

The terms "mineral reserve", "proven mineral reserve" and "probable mineral reserve" are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects ("NI 43-101") and the Canadian Institute of Mining, Metallurgy and Petroleum (the "CIM")—CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission ("SEC") Industry Guide 7 ("SEC Industry Guide 7") under the Securities Act. Under SEC Industry Guide 7 standards, a "final" or "bankable" feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms "mineral resource", "measured mineral resource", "indicated mineral resource" and "inferred mineral resource" are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained ounces" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

Accordingly, information contained in this report and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

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

"heap leach" means a gold extraction method that percolates a cyanide solution through ore heaped on an impermeable pad or base.

"indicated mineral resource" and "indicated resource" means "indicated mineral resource" as defined by the Canadian Institute of Mining, Metallurgy and Petroleum and is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics, can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

"inferred mineral resource" and "inferred resource" means "inferred mineral resource" as defined by the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards and is that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

"measured mineral resource" and "measured resources" means "measured mineral resource" as defined by the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards and is that part of a mineral resource for which quantity, grade or quality, densities, shape, physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

"mineralization" means the concentration of metals within a body of rock.

"mineralized material" under SEC Industry Guide 7 is a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility. Mineralized material is equivalent to measured plus indicated mineral resources but does not include inferred mineral resources, which terms are defined by the Canadian Institute of Mining, Metallurgy and Petroleum.

"ore" means material containing minerals that can be economically extracted.

"oxide" means mineralized rock in which some of the original minerals have been oxidized (i.e., combined with oxygen). Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

"preliminary feasibility study" as defined by the Canadian Institute of Mining, Metallurgy and Petroleum and by NI 43-101 is a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, has been established, and where an effective method of mineral processing has been determined. This study must include a financial analysis based on reasonable assumptions of technical, engineering, operating, economic, social and environmental factors and the evaluation of other relevant factors which are sufficient for a Qualified Person acting reasonably, to determine if all or part of the mineral resource may be classified as a mineral reserve.

"probable reserves" under SEC Industry Guide 7 means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

"probable mineral reserves" as defined by the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards is the economically mineable part of an indicated mineral resource and, in some circumstances, a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

"proven reserves" under SEC Industry Guide 7 means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

"proven mineral reserves", as such term is defined by the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, is the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

"qualified person" as defined under NI 43-101 means an individual who (a) is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these; (b) has experience relevant to the subject matter of the mineral project and the technical report; and (c) is in good standing with a professional association. Note: a professional association is a self-regulatory organization of engineers, geoscientists or both that, among other criteria, requires compliance with the professional standards of competence and ethics established by the organization and has disciplinary powers over its members.

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

USE OF NAMES

In this report, unless the context otherwise requires, the terms "we", "our", "Vista Gold" and the "Corporation", refer to Vista Gold Corp. and its subsidiaries.

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

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS

This document, including exhibits hereto and any documents that are incorporated by reference as set forth on the face page under "Documents incorporated by reference", contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this document, our other filings with the Securities and Exchange Commission (the "SEC") and Canadian securities commissions and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

  •
  financial and operating results and estimates;

  •
  potential funding requirements and sources of capital;

  •
  the timing, performance and results of feasibility studies;

  •
  timing and receipt of required land use, environmental and other permits for the Paredones Amarillos gold project and timing for starting and completion of drilling and testing programs at the Paredones Amarillos gold project;

  •
  plans to confirm the validity of the Change of Land Use Permit for the Paredones Amarillos gold project and timing and outcome for confirmation of the status of this permit and timing and outcome for alternative application for an interim Change of Land Use Permit for the drilling program and a new Change of Land Use Permit for the Paredones Amarillos gold project;

  •
  timing and outcome for application for Temporary Occupation Permit for mining activities at the Paredones Amarillos gold project;

  •
  plans to purchase remaining surface land required by the Paredones Amarillos gold project;

  •
  capital and operating cost estimates for the Paredones Amarillos gold project, and anticipated timing of commencement of construction at the Paredones Amarillos gold project;

  •
  plans for evaluation of the Mt. Todd gold project including estimates of silver, copper and gold resources;

  •
  preliminary assessment results and plans for a pre-feasibility study at the Mt. Todd gold project;

  •
  results of drilling programs and prospects for exploration and conversion of resources at the Mt. Todd gold project;

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
  Vista's potential status as a producer;

  •
  plans and estimates concerning potential project development including matters such as schedules, estimated completion dates and estimated capital and operating costs;

  •
  plans and proposed timetables for exploration programs and estimates of exploration expenditures;

  •
  estimates of mineral reserves and mineral resources; and

  •
  future share price and valuation for Vista and for marketable securities held by Vista.

The words "estimate", "plan", "anticipate", "expect", "intend", "believe", "will" and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. These factors include risks such as:

  •
  our likely status as a "passive foreign investment company" for U.S. federal tax purposes;

  •
  feasibility study results and preliminary assessment results and the estimates on which they are based;

  •
  the economic viability of a deposit;

  •
  delays in commencement of construction on the Paredones Amarillos gold project;

  •
  the final status of our required governmental permits for the Paredones Amarillos gold project;

  •
  increased costs that affect our financial condition;

  •
  a shortage of equipment and supplies;

  •
  whether our acquisition, exploration and development activities will be commercially successful;

  •
  fluctuations in the price of gold;

  •
  the inherent hazards of mining exploration, development and operating activities;

  •
  the calculation of reserves and mineralized material and the fluctuations thereto based on metal prices, inherent vulnerability of the ore and recoverability of metal in the mining process;

  •
  the environmental regulations to which our exploration and development operations are subject;

  •
  our receipt of future payments in connection with our disposal of the Amayapampa gold project;

  •
  leverage as a result of our outstanding convertible notes;

  •
  intense competition in the mining industry;

  •
  our potential inability to raise additional capital on favorable terms, if at all;

  •
  the conflicts of interest of some of our directors as a result of their involvement with other natural resource companies;

  •
  potential challenges to our title in our mineral properties;

  •
  political and economic instability in Mexico, Bolivia and Indonesia;

  •
  fluctuation in foreign currency values;

  •
  the trading price of our Common Shares and our ability to raise funds in new shares offerings due to future sales of our Common Shares in the public or private market;

  •
  the difficulty in bringing actions or enforcing judgments against us and certain of our directors or officers outside of the Untied States;

  •
  recent market events and conditions; and

  •
  general economic conditions.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information please see "Part I—Item IA. Risk Factors" in this Annual Report on Form 10-K. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS.

Overview

Vista Gold is currently engaged in the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects. Historically, our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the mineralized material (mineral resources under Canadian guidelines) and/or mineral reserves. In addition, we look for opportunities to improve the value of our gold projects including through exploration drilling and re-engineering the operating assumptions underlying previous engineering work.

Beginning in 2007, our Board of Directors and management decided to take on a new direction regarding our more advanced gold projects. We plan to move our more advanced projects forward through advanced and pre-feasibility studies, so production decisions can be made on those projects.

Currently, our holdings include the Paredones Amarillos gold project in Mexico; the Mt. Todd gold project in Australia; the Guadalupe de los Reyes gold project in Mexico; the Yellow Pine gold project in Idaho; the Awak Mas gold project in Indonesia; the Long Valley gold project in California; and mining claims in Colorado and Utah. We also own approximately 25% of the shares of Zamora Gold Corp., a company exploring for gold in Ecuador. Additional information about these projects is available in "Item 2. Properties". In April 2008, we sold our Amayapampa gold project in Bolivia to Republic Gold Limited, an Australian mining company (see "Significant Developments in 2008—Sale of Amayapampa Gold Project, Bolivia").

We do not produce gold and do not currently generate operating earnings. Through fiscal 2008 and fiscal 2009 to date, funding to acquire and explore gold properties and to operate the Corporation has been acquired through equity and debt financings consisting of private placements of equity units consisting of Common Shares in the capital of Vista Gold Corp. ("Common Shares") and warrants to purchase Common Shares, public offering of our Common Shares and, in March 2008, a brokered private placement of convertible notes. We expect to continue to raise capital through additional equity and/or debt financings, and through the exercise of stock options and warrants. We anticipate raising funds for interim financing needs through various bridge loan or convertible debt alternatives.

Vista Gold Corp. was originally incorporated on November 28, 1983 under the name "Granges Exploration Ltd.". In November 1983, Granges Exploration Ltd. acquired all the mining interests of Granges AB in Canada. On June 28, 1985, Granges Exploration Ltd. and Pecos Resources Ltd. amalgamated under the name "Granges Exploration Ltd." and on June 9, 1989, Granges Exploration Ltd. changed its name to "Granges Inc.". On May 1, 1995, Granges and Hycroft Resources & Development Corporation were amalgamated under the name "Granges Inc.". Effective November 1, 1996, Granges Inc. and Da Capo Resources Ltd. amalgamated under the name "Vista Gold Corp.". Effective December 17, 1997, Vista Gold was continued from British Columbia to the Yukon Territory, Canada under the Business Corporations Act (Yukon Territory). On September 22, 2006, we entered into an Arrangement and Merger Agreement (the "Arrangement Agreement") with Allied Nevada Gold Corp. ("Allied Nevada"), Carl Pescio and Janet Pescio (the "Pescios"), pursuant to which Vista Gold's Nevada-based mining properties and related assets were transferred to Allied Nevada and the Pescios' interests in certain Nevada-based mining properties and related assets were transferred to Allied Nevada. Completion of the transaction occurred on May 10, 2007. The current addresses, telephone and facsimile numbers of the offices of the Corporation are:

Executive Office	Registered and Records Office
Suite 5 - 7961 Shaffer Parkway Littleton, Colorado, USA 80127 Telephone: (720) 981-1185 Facsimile: (720) 981-1186	200 - 204 Lambert Street Whitehorse, Yukon Territory, Canada Y1A 3T2 Telephone: (867) 667-7600 Facsimile: (867) 667-7885

Employees

As of December 31, 2008, we had 23 full-time employees, ten of whom were employed at our executive office in Littleton, Colorado, nine of whom were employed at the Paredones Amarillos project and four of whom were employed at our Mt. Todd gold project. We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

Segment Information

Segment information is provided in the "Consolidated Financial Statements—Note 18".

Significant Developments in 2008

Brokered Private Placement of Convertible Notes

On March 7, 2008, we announced the closing of a private placement in which we offered and sold $30 million in aggregate principal amount of senior secured convertible notes (the "Notes"). The terms of the Notes provide that the Notes will be convertible into Common Shares at any time at the option of the holder at a conversion price of $6.00 per share, subject to adjustment in certain circumstances, including if the Common Shares are trading on the NYSE Amex (formerly the American Stock Exchange; "NYSE Amex") at less than $5.00 on the first anniversary of the date of issuance of the Notes, or if Vista Gold issues Common Shares, or securities convertible into Common Shares, at a price of less than $6.00 during the term of the Notes, subject to a minimum conversion price of $4.80. Pursuant to the terms of the Notes, on March 4, 2009, the conversion price of the Notes was automatically adjusted from $6.00 per share to $4.80 per share. As a result of the adjustment, 6.25 million Common Shares are issuable upon conversion of the Notes. Prior to the adjustment 5 million Common Shares were issuable upon the conversion of the Notes.

The Notes bear interest at a rate of 10% per annum (calculated and payable semi-annually in arrears) and will mature on March 4, 2011. Our obligations under the Notes are guaranteed by our Mexican subsidiary, Minera Paredones Amarillos S.A. de C.V., and the guarantee is secured by the personal property and real property associated with the Paredones Amarillos gold project.

As compensation to Casimir Capital L.P., which served as the agent (the "Agent") in respect of the offering of the Notes, we paid to the Agent a cash fee of $1.2 million, being 4% of the gross proceeds of the offering, and issued to the Agent 200,000 common share purchase warrants, being 4% of the number of Common Shares issuable upon the conversion of the Notes sold in the offering, assuming a conversion price of $6.00. Each such Agent's warrant is exercisable for one Common Share for $6.00 per share until March 4, 2011.

We agreed to use the net proceeds of the offering of the Notes to finance our previously announced purchase of gold processing equipment to be used at the Paredones Amarillos gold project and will use the remainder to fund ongoing operations at the Paredones Amarillos gold project.

Disposal of Amayapampa Gold Project, Bolivia

In April 2008, we disposed of our Amayapampa gold project in Bolivia to Republic Gold Limited ("Republic"), an Australian mining company.

Under the terms of the transaction, Republic agreed to pay Vista Gold $3.0 million in three payments of $1.0 million. The first of these payments is due and payable upon the start of commercial production (as defined in the purchase and sale agreement, see "Exhibit 10.39") at Amayapampa followed by $1.0 million payments on each of the first and second anniversaries of the start of commercial production. In addition, Republic agreed to pay Vista Gold a net smelter return royalty ("NSR") on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable; when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable; and when the price of gold is $750.01 per ounce and above, the NSR will be 3.5%. The NSR is capped at 720,000 gold equivalent ounces and no NSR payments are due to Vista Gold if the gold price is below $500 per ounce. Vista Gold retains a first right of refusal in the event Republic decides to sell the property and also retains a right to re-acquire the property if Republic has not moved to close a financing under a project financing facility by April 4, 2013. Republic has not yet started commercial production at Amayapampa.

Completion of Definitive Feasibility Study for Paredones Amarillos Gold Project

In early September 2008, we announced that SRK Consulting (US), Inc. ("SRK") had completed a definitive feasibility study for our Paredones Amarillos gold project in Baja California, Mexico. Results are positive at gold prices of $700 and above. The study and results are discussed in detail in "Item 2. Properties" of this document.

Payments on Properties

Through the use of cash and equity units, consisting of our Common Shares and warrants to purchase Common Shares, as consideration, we continued our effort to build a portfolio of gold projects through a strategy that includes evaluation, acquisition and exploration of gold exploration and potential development projects with the aim of adding value to the projects. In addition, we continued our efforts to improve the value of our gold projects through exploration drilling and re-engineering the operating assumptions underlying previous engineering work. We continued with remaining scheduled payments on the Guadalupe de los Reyes and Yellow Pine gold projects acquired in 2003. These payments are described under "Item 2. Properties". We are current with all our payment obligations.

Guadalupe de los Reyes

On December 19, 2007, we announced that we had signed an agreement to acquire Grandcru Resource Corporation's ("Grandcru") interest in two gold/silver mineral properties adjacent to the Corporation's Guadalupe de los Reyes gold project. Under the terms of the agreement, we agreed to (a) pay Grandcru $425,000 less any amounts payable in back taxes on the mining concessions, and pay a private investment group, known as the San Miguel Group, $75,000, and (b) issue to Grandcru and the San Miguel Group, in aggregate, Common Shares of the Corporation with a value of $1,000,000 (amounting to 213,503 Common Shares) on closing. In addition, we reached agreement with Goldcorp Inc. and its Mexican subsidiary, Desarrollos Mineros San Luis, S.A. de C.V. (together, "San Luis"), and with the San Miguel Group to complete the acquisition of their respective interests in the mining concessions at the same time as the closing occurs with Grandcru. We agreed to pay a 2% NSR on all minerals produced payable to the San Miguel Group on the mining concessions known as the San Miguel Concessions. We agreed to pay San Luis a 1% NSR on mining concessions known as the San Luis Concessions and the San Miguel Concessions, and 2% to 3% NSR depending on the gold price on the Corporation's mining concessions known as the Gaitán Concessions. At gold prices below $499.99 per ounce, the royalty payable to San Luis on the Gaitán Concessions will be 2% and at or above $500 per ounce, the royalty will be 3%. Certain of the San Luis Concessions are subject to a pre-existing underlying royalty of 3% NSR payable to Sanluis Corporación, S.A. de C.V. On January 24, 2008, we announced the completion of the acquisition of all these interests on that date.

Subsequent Events

Paredones Amarillos Gold Project Permit Update

On January 12, 2009, we announced an update to the permitting status at our Paredones Amarillos gold project in Mexico. As previously announced (see press releases dated July 2 and September 8, 2008), Vista Gold indicated that it had decided to apply for a new Change of Land Use Permit ("CUSF"). In a press release dated November 10, 2008, we indicated that we had presented an application for a Temporary Occupation Permit ("TOP") for the use of the federal land which overlies the deposit. The TOP is a necessary pre-requisite for the CUSF application. We have not yet received the TOP, which was expected by the end of 2008. Communications with the office of the General Director of Mines in the Ministry of Economy (the department responsible for awarding the TOP) indicate that the approval process is proceeding normally. We have the necessary environmental permit and completed the other prerequisite studies for the submittal of the CUSF permit application and will file that permit application as soon as the TOP is received.

Mt. Todd Gold Project Technical Study Results and Metallurgical Test Program Update

In late January 2009, we announced the results of an updated NI 43-101 technical study on the Batman Deposit completed for us by Tetra Tech of Golden, Colorado. This estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The report is titled "Mt Todd Gold Project Gold Resource Update, Northern Territory, Australia" and is dated February 27, 2009. It is available on SEDAR. The updated estimate of mineral resources (mineralized material under SEC Industry Guide 7) incorporates the results of 7,367 assay intervals from 14 drill holes (all core holes) drilled by Vista Gold in 2008 with sample preparation and assaying completed by ALS Chemex. These results are in addition to the results of 100,685 assay intervals from 755 drill holes (250 core, 435 reverse circulation and 70 rotary drill holes) completed previously by BHP Resources Pty Ltd., Zapopan NL, Pegasus Gold Australia Pty Ltd. and Vista Gold, which were used in the previous updates of the Mt. Todd resource estimate. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.015 gold ounces per ton, is estimated at 165,985,000 tons grading 0.027 gold ounces per ton, and represents an increase of 57% in mineralized material over the prior estimate.

At the same cut-off grade, under NI 43-101, measured mineral resources are estimated to be 49,212,000 tons grading 0.029 gold ounces per ton, indicated mineral resources are estimated to be 116,773,000 tons grading 0.027 gold ounces per ton and inferred mineral resources are estimated at 73,551,000 tons grading 0.025 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

A metallurgical testing program using the core obtained in the 2007 and 2008 drilling programs is in progress. The goals of the program are to define the process flowsheet for the processing of the Mt. Todd ore and to determine other key processing parameters, including energy requirements. As we announced in November 2008, preliminary tests using High Pressure Grinding Rolls have been very successful, indicating a reduction in crushing and grinding energy requirements compared to conventional technologies of approximately 30%. We plan to conduct additional studies in 2009 which will be used in the completion of a preliminary feasibility study for a project similar in scope to that considered in the previously published preliminary assessment (January 4, 2007).

Corporate Organization Chart

The name, place of incorporation, continuance or organization, and percent of voting securities owned or controlled by Vista Gold Corp. as of December 31, 2008, for each subsidiary of Vista Gold Corp. is set out below.

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

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts are conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Mexico, Australia, Indonesia and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States, Mexico, Indonesia, Australia and the other jurisdictions in which we operate. There are no current orders or directions relating to us with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative affects of these laws and regulations please see "Item 1A.—Risk Factors" below.

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

During 2008, there were no material environmental incidents or material non-compliance with any applicable environmental regulations. We estimate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

Competition

We compete with other mining companies in connection with the acquisition, exploration, financing and development of gold properties. There is competition for the limited number of gold acquisition and exploration opportunities, some of which is with other companies having substantially greater financial resources than we have. As a result, we may have difficulty acquiring attractive gold projects at reasonable prices. We also compete with other mining companies for mining engineers, geologists and other skilled personnel in the mining industry and for exploration and development equipment.

We believe no single company has sufficient market power to affect the price or supply of gold in the world market.

Gold Price History

The price of gold is volatile and is affected by numerous factors all of which are beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the US dollar and foreign currencies, changes in global and regional gold demand, and the political and economic conditions of major gold-producing countries throughout the world.

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for gold per ounce on the London Bullion Market over the past five years:

Year	High	Low	Average
2004	454	375	410
2005	537	411	445
2006	725	525	603
2007	841	608	695
2008	1,011	713	872
2009 (to March 10)	989	810	903

Data
Source: www.kitco.com

Seasonality

During the winter, the Yellow Pine gold project is partially inaccessible due to snowfall. No other properties are subject to seasonality.

Available Information

We make available, free of charge, on or through our Internet website, at www.vistagold.com our annual report on Form 10-K and quarterly reports on Form 10-Q. We do not make available free of charge current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 due to the Corporation's oversight. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this Annual Report on Form 10-K.

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

For U.S. federal income tax purposes, Vista Gold was classified as a passive foreign investment company ("PFIC") under section 1297 of the U.S. Internal Revenue Code of 1986, as amended (the "Code") for our taxable year ended December 31, 2008, and likely will be a PFIC in subsequent taxable years until it has significant operating income. Classification of a corporation as a PFIC is a tax attribute which may have a material adverse effect on a U.S. shareholder's economic return. Whether, and to what extent, there will be a material adverse effect depends to a very large extent on whether a U.S. shareholder makes certain elections in timely fashion. These elections are discussed herein under "Part II—Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Certain U.S. Federal Income Tax Considerations". Each U.S. investor in our Common Shares is urged to review that discussion and consult an independent U.S. tax adviser, because the PFIC rules are complex.

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

There may be delays in commencement of construction on the Paredones Amarillos Gold Project.

Delays in commencement of construction could result from delays in receiving the required governmental permits including the Change of Land Use and Temporary Occupation (for the life of the project) permits, or from factors such as availability and performance of engineering and construction contractors, suppliers and consultants, availability of required equipment and receipt of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, could delay or prevent commencement of construction on the Paredones Amarillos gold project. There can be no assurance whether or when construction at the Paredones Amarillos gold project will commence or that the necessary personnel, equipment or supplies will be available to us if and when construction is commenced. If we are unable to acquire permits to mine the property, then we will have no reserves under U.S. Industry Guide 7.

The final status of our required governmental permits for the Paredones Amarillos Gold Project could negatively impact our mineral reserves.

We have not yet received our required governmental permits for the Paredones Amarillos gold project. We decided to apply for a new CSUF and have presented an application for a TOP for the use of the federal land which overlies the Paredones Amarillos deposit. The TOP is a necessary pre-requisite for the CUSF application. We have not yet received the TOP, which was expected by the end of 2008. Communications that our advisors have had with the office of the General Director of Mines of the Ministry of Economy (the department responsible for awarding the TOP) indicate that the approval process is proceeding normally, but at a slower pace than expected. However, there are many variables and uncertainties involved throughout the TOP and CSUF approval process and approval is not guaranteed. If we are unable to secure a TOP and CSUF, Mexican law will prohibit us from mining the Paredones Amarillos gold project and, accordingly, we will have no reserves at Paredones Amarillos under SEC Industry Guide 7.

Increased costs could affect our financial condition.

We anticipate that costs at our projects including the Paredones Amarillos gold project, Mt. Todd gold project and our Awak Mas gold project as well as other properties that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

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

We currently have no properties that produce gold in commercial quantities. Substantial expenditures are required to acquire existing gold properties, to establish mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot be assured that any mineral reserves or mineralized material (mineral resources under Canadian guidelines) acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis.

The price of gold is subject to fluctuations, which could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

Our principal assets are mineral reserves and mineralized material. We intend to attempt to acquire additional properties containing mineral reserves and mineralized material (mineral resources under Canadian guidelines). The price that we pay to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. Our potential future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale or joint venture of some of these properties. The value of these mineral reserves and mineralized material (mineral resources under Canadian guidelines), and the value of any potential gold production there from, will vary in proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond our control including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect our asset values, cash flows, potential revenues and profits.

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

Calculations of mineral reserves and of mineralized material are estimates only, subject to uncertainty due to factors including metal prices, inherent variability of the ore, and recoverability of metal in the mining process.

There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades dedicated to future production. Until mineral reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of mineral reserves and ore may vary depending on metal prices. Estimates of mineralized material (mineral resources under Canadian guidelines) are subject to uncertainty as well. The estimating of mineral reserves and mineralized material (mineral resources under Canadian guidelines) is a subjective process and the accuracy of such estimates is a function of the quantity and quality of available data and the assumptions used and judgments made in interpreting engineering and geological information. There is significant uncertainty in any reserve or mineralized material estimate (estimate of mineral resources under Canadian guidelines), and the actual deposits encountered and the economic viability of mining a deposit may differ materially from our estimates. Estimated mineral reserves or mineralized material (mineral resources under Canadian guidelines) may have to be recalculated based on changes in metal prices, further exploration or development activity or actual production experience. This could materially and adversely affect estimates of the volume or grade of mineralization, estimated recovery rates or other important factors that influence estimates of mineral reserves or mineralized material (mineral resources under Canadian guidelines). Any material change in the quantity of mineral reserves, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that gold recoveries or other metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Our exploration and development operations are subject to environmental regulations, which could result in our incurring additional costs and operational delays.

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. We are currently subject to U.S. federal and state government environmental regulations with respect to our properties in Idaho and California in the United States. We are also currently subject to environmental regulations with respect to our properties in Mexico, Australia and Indonesia.

U.S. Federal Laws

The U.S. Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement ("EIS)" prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project we undertake.

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

California Laws

A new mining operation in California, such as the Long Valley gold project, which is on federal unpatented mining claims within a National Forest, requires various federal, state and local permits. Mining projects require the establishment and presentation of environmental baseline conditions for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil, and socioeconomic parameters. An EIS would be required for any mining activities proposed on public lands. Also required would be a Plan of Operations/Reclamation Plan, and permits for waste-water discharge and wetland disturbance (dredge and fill); a county mining plan and reclamation plan; a county mining operations permit; special use permits from the U.S. Forest Service; and possibly others. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act consultation process. Possible county zoning and building permits and authorization may be required. Baseline environmental conditions are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If our project is found to significantly adversely impact any of these baseline conditions, we could incur significant costs to correct the adverse impact, or delay the start of production. In addition, on December 12, 2002, California adopted a "backfilling law" requiring open-pit surface mining operations for metallic minerals to back-fill the mines. While we have determined that the geometry of our Long Valley gold project would lend itself to compliance with this law, future adverse changes to this law could have a corresponding adverse impact on our financial performance and results of operations, for example, by requiring changes to operating constraints, technical criteria, fees or surety requirements.

Mexico Laws

We are required under Mexican laws and regulations to acquire permits and other authorizations before the Paredones Amarillos or Guadalupe de los Reyes gold projects can be developed and mined. Since the passage of Mexico's 1988 General Law on Ecological Equilibrium and Environmental Protection, a sophisticated system for environmental regulation has evolved. In addition, the North American Free Trade Agreement requirements for regulatory standards in Mexico equivalent to those of the United States and Canada have obligated the Mexican government to continue further development of environmental regulation. Most regulatory programs are implemented by various divisions of the Secretariat of Environment and Natural Resources of Mexico ("SEMARNAT"). While we believe that we have or will be able to obtain on a timely basis the necessary permits to place the Paredones Amarillos gold project into production, there can be no assurance that we will be able to acquire updates to necessary permits or authorizations on a timely basis. See discussions of Paredones Amarillos permit status under "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other". Likewise, there can be no assurance that we will be able to acquire the necessary permits or authorizations on a timely basis to place the Guadalupe de los Reyes gold project into production. Delays in acquiring any permit, authorization or updates could increase the development cost of the Paredones Amarillos gold project or the Guadalupe de los Reyes gold project, or delay the start of production. The most significant environmental permitting requirements, as they relate to the Paredones Amarillos and the Guadalupe de los Reyes gold projects are developing reports on environmental impacts; regulation and permitting of discharges to air, water and land; new source performance standards for specific air and water pollutant emitting sources; solid and hazardous waste management regulations; developing risk assessment reports; developing evacuation plans; and monitoring inventories of hazardous materials. If the Paredones Amarillos or the Guadalupe de los Reyes gold projects are found to not be in compliance with any of these requirements, we could incur significant compliance costs, or might have to delay the start of production.

Australia Laws

Mineral projects in the Northern Territory are subject to Northern Territory laws and regulations regarding environmental matters and the discharge of hazardous wastes and materials. As with all mining projects, the Mt. Todd gold project would be expected to have a variety of environmental impacts should development proceed. We are required under Australian laws and regulations (federal, state and territorial) to acquire permits and other authorizations before the Mt. Todd gold project can be developed and mined. In Australia, environmental legislation plays a significant role in the mining industry. Various environmental documents such as the EIS over the Mt. Todd gold project, covering studies on, inter alia, air, water, pollution, hazardous and toxic wastes, reclamation of mining area, etc. must be prepared and submitted to the Mining and Petroleum Authorizations and Evaluation Division of the Department of Primary Industries, Fisheries and Mines of the Northern Territory government for approval.

The preparations of the EIS and related documents and other relevant environmental licenses would involve incurrence of time and costs and there is no assurance that those approvals/licenses can be obtained in a timely manner. The Northern Territory government also has administrative discretion not to approve the EIS documents or grant the required environmental licenses (including any renewal or extensions of such documents). We have entered into an agreement with the Northern Territory relating to environmental and rehabilitation issues. We must also comply with Aboriginal heritage legislation requirements which require heritage survey work to be undertaken prior to the commencement of mining operations. All these conditions may result in the occurrence of significant production costs and delay the production activity of the Mt. Todd gold project.

These conditions could frustrate investors seeking certainty in their investments, and as a result we may incur costs and time to manage any issues which may arise and that could possibly affect the overall mining activity of the Mt. Todd gold project.

Indonesia Laws

We are required under Indonesian laws and regulations to acquire permits and other authorizations before our current Indonesian mining project, the Awak Mas gold project, can be developed and mined. In Indonesia, environmental legislation plays a significant role in the mining industry. Various environmental documents such as the analysis of environmental impact ("AMDAL") concerning the Awak Mas gold project, covering studies on, inter alia, air, water, land, pollution, hazardous and toxic wastes and reclamation of mining area, must be prepared and submitted to the Ministry of Environment for approval. In addition, we are also required to submit periodical environmental reports to the relevant environmental government agencies pursuant to the AMDAL and other required environmental licenses (e.g. license for tailing waste).

The preparation of AMDAL documents and other relevant environmental license documents involves incurrence of time and costs and there is no assurance that those approvals/licenses can be obtained in a timely manner. The Indonesian government also has administrative discretion not to approve AMDAL documents or grant the required environmental licenses (including any renewal or extensions of such documents). All these conditions may delay the production activity of the Awak Mas gold project.

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

As well, from time to time the implementation of the regional autonomy law in Indonesia can cause uncertainty as to the existence and applicability of national and regional regulations (including in the environmental sector). Often regional regulations are in conflict with higher regulations that apply nationally. As a result we may incur cost and time to manage any issues which may arise and that could possibly affect the overall mining activity of the Awak Mas gold project.

Disposal of Amayapampa Gold Project

Our receipt of future payments in connection with our disposal of the Amayapampa gold project is subject to uncertainty.

In April 2008, we announced the disposal of our wholly-owned subsidiary Vista Gold (Antigua) Corp. ("Vista Gold Antigua") to Republic. Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. See "Part I—Financial Information—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other—Disposal of Amayapampa gold project". Under the terms of the transaction, Republic has agreed to pay Vista $3.0 million in three payments of $1.0 million. The first of these payments is due and payable upon the start of commercial production (as defined in the purchase and sale agreement, see "Exhibit 10.39") at Amayapampa followed by $1.0 million payments on each of the first and second anniversaries of the start of commercial production. In addition, Republic has agreed to pay Vista a net smelter return royalty on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. The Amayapampa gold project is not currently in production and we cannot assure that it will ever become a producing mine or, if production is commenced at the mine, the timing and amounts for any such production. Further, having disposed of the Amayapampa gold project, Vista will have no control over the development of this project. Depending on whether and when production commences at Amayapampa and levels of production achieved, receipt by of Vista of the future payments contemplated by the purchase and sale agreement for the Amayapampa gold project is subject to uncertainty. Finally a number of legal proceedings have been initiated in Bolivia with respect to the ownership interests in the mining concessions comprising the Amayapampa gold project. Although Vista Gold is not a party to these proceedings, if these challenges are successful, then Vista Gold may lose its royalty and payment stream described above.

Leverage as a result of our outstanding convertible notes may harm our financial condition and results of operations.

On March 7, 2008, we announced the closing of a private placement in which we issued $30 million in aggregate principal amount of the Notes. The Notes are convertible into Common Shares of Vista Gold at the option of the holder at a conversion price of $6.00 per share, subject to adjustment in certain circumstances, including if our Common Shares are trading on the NYSE Amex at less than $5.00 on March 4, 2009, or we issue Common Shares, or securities convertible into Common Shares, at a price of less than $6.00 during the term of the Notes, subject to a minimum conversion price of $4.80. Pursuant to the terms of the Notes, on March 4, 2009, the conversion price of the Notes was automatically adjusted from $6.00 per share to $4.80 per share. As a result of the adjustment, 6.25 million Common Shares are issuable upon conversion of the Notes. Prior to the adjustment 5 million Common Shares were issuable upon the conversion of the Notes. Upon conversion of the Notes, existing shareholders will suffer immediate dilution in their capital interest in Vista Gold. Further, the market price of our Common Shares could decline as a result of the conversion of the Notes and the sale into the market of the Common Shares underlying the Notes. These factors could make it more difficult for us to raise funds through future offerings of Common Shares.

The Notes bear interest at a rate of 10% per annum (calculated and payable semi-annually in arrears) and will mature on March 4, 2011. Our obligations under the Notes are guaranteed by our Mexican subsidiary, Minera Paredones Amarillos S.A. de C.V., and the guarantee is secured by the personal property and real property associated with the Paredones Amarillos gold project.

Our level and the terms of our indebtedness will have several important effects on our future operations, including, without limitation that it:

  •
  will require us to dedicate a portion of our cash flow from operations, if any, to the payment of principal and interest on our outstanding indebtedness, thereby reducing the funds available to us for operations and any future business opportunities;

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

  •
  to sell selected assets.

We cannot assure you that such measures will be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all. If we do not generate sufficient cash flow from operation, and additional financings, borrowings or refinancings, or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet our obligations, including payments on the Notes. See "—Recent market events and conditions" and "—General economic conditions".

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

Some of our directors are directors or officers of other natural resource or mining-related companies. C. Thomas Ogryzlo is the President, Chief Executive Officer and a director of Polaris Geothermal Inc. and is a director of Birim Goldfields Inc. and Baja Mining Corp. Michael B. Richings, who is also our Executive Chairman and Chief Executive Officer, is a director of Allied Nevada Gold Corp., which holds interests in mining properties. John Clark is a director of Alberta Clipper Energy Inc. (a Canadian oil and gas exploration and production company) and Chief Financial Officer and a director of Polaris Geothermal Inc. W. Durand Eppler is director of Allied Nevada Gold Corp. and Augusta Resource Corporation, and a director and non-executive chairman of NEMI Northern Energy & Mining Inc. Tracy Stevenson is the non-executive chairman of Quaterra Resources Inc. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict at a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, the company in question will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict. In accordance with the laws of the Yukon Territory, the directors of all Yukon Territory companies are required to act honestly, in good faith and in the best interests of a company for which they serve as a director.

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

Our property interests in Mexico and Indonesia are subject to risks from political and economic instability in those countries.

We have property interests in Mexico and Indonesia which may be affected by risks associated with political or economic instability in those countries. The risks include, but are not limited to: military repression, extreme fluctuations in currency exchange rates, labor instability or militancy, mineral title irregularities and high rates of inflation. In addition, changes in mining or investment policies or shifts in political attitude in Mexico or Indonesia may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted.

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

We measure and report our financial results in U.S. dollars. We have mining projects in Mexico, Australia and Indonesia, and we are looking for other projects elsewhere in the world. Economic conditions and monetary policies in these countries can result in severe currency fluctuations.

Currently all our material transactions in Mexico, Australia and Indonesia are denominated in U.S. dollars. However, if we were to begin commercial operations in any of these or other countries, it is possible that material transactions incurred in the local currency, such as engagement of local contractors for major projects, will be settled at a U.S. dollar value that is different from the U.S. dollar value of the transaction at the time it was incurred. This could have the effect of undermining profits from operations in that country.

Future sales of our Common Shares in the public or private markets could adversely affect the trading price of our Common Shares and our ability to raise funds in new share offerings.

Future sales of substantial amounts of our Common Shares or securities exchangeable, convertible or exercisable for Common Shares in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our Common Shares and could impair our ability to raise capital through future offerings of equity or equity-related securities. In March 2008, we announced the closing of a private placement in which we issued $30 million in aggregate principal amount the Notes. (See "Leverage as a result of our outstanding convertible notes may harm our financial condition and results of operations" above.) The Notes are convertible into Common Shares at the option of the holder at a conversion price of $6.00 per share, subject to adjustment in certain circumstances, including if our Common Shares are trading on the NYSE Amex at less than $5.00 on March 4, 2009, or we issue Common Shares, or securities into Common Shares, at a price of less than $6.00 during the term of the Notes, subject to a minimum conversion price of $4.80. Pursuant to the terms of the Notes, on March 4, 2009, the conversion price of the Notes was automatically adjusted from $6.00 per share to $4.80 per share. As a result of the adjustment, 6.25 million Common Shares are issuable upon conversion of the Notes. Prior to the adjustment 5 million Common Shares were issuable upon the conversion of the Notes. Shareholders would suffer dilution upon the conversion of the Notes into our Common Shares. For example, if all $30 million of outstanding Notes were converted at the minimum conversion price of $4.80, this would result in the issuance of an additional 6,250,000 Common Shares, or 18.1% of our issued and outstanding Common Shares on March 10, 2009, upon conversion of the Notes. No prediction can be made as to the effect, if any, that future sales of Common Shares or securities exchangeable, convertible or exercisable for Common Shares or the availability of Common Shares for future sale, will have on the trading price of our Common Shares.

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

Recent market events and conditions

In 2007 and into 2008, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, sub-prime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for Vista Gold to obtain, or increase its cost of obtaining, capital and financing for its operations. Vista Gold's access to additional capital may not be available on terms acceptable to it or at all.

General economic conditions

The recent unprecedented events in global financial markets have had a profound impact on the global economy. Many industries, including the gold mining industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity, foreign exchange and precious metal markets, and a lack of market liquidity. A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect Vista Gold's growth and profitability. Specifically:

  •
  The global credit/liquidity crisis could impact the cost and availability of financing and our overall liquidity;

  •
  the volatility of gold prices may impact our revenues, profits and cash flow;

  •
  volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and

  •
  the devaluation and volatility of global stock markets impacts the valuation of our equity securities

These factors could have a material adverse effect on Vista Gold's financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

We do not have any unresolved comments from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2.    PROPERTIES.

Detailed information is contained herein with respect to the Paredones Amarillos, Mt. Todd, Awak Mas, Yellow Pine, Long Valley, Guadalupe de los Reyes and Amayapampa gold projects. The Corporation holds the Paredones Amarillos and Guadalupe de los Reyes gold projects through its wholly-owned subsidiary, Minera Paredones Amarillos S.A. de C.V.; the Mt. Todd gold project is held through its wholly-owned subsidiary, Vista Gold Australia Pty Ltd., the Awak Mas gold project is held through its indirect wholly-owned subsidiary, PT Masmindo Dwi; the Yellow Pine gold project is held through its indirect wholly-owned subsidiary, Idaho Gold Resources LLC.; and the Long Valley gold project is held through its indirect wholly-owned subsidiary Vista Gold California LLC. The Amayapampa gold project and the Corporation's wholly-owned subsidiary, Minera Nueva Vista S.A., were sold to an Australian company in 2008.

Cautionary Note to U.S. Investors:    "Part I—Item 2. Properties" and other sections of this Annual Report on Form 10-K contain the terms "measured mineral resources," "indicated mineral resources," "inferred mineral resources," "proven mineral reserves," and "probable mineral reserves" as defined in accordance with NI 43-101. Please note the following regarding these terms:

  •
  "Measured mineral resources" and "indicated mineral resources"—we advise U.S. investors that while these terms are recognized and required by Canadian regulations, these terms are not defined in SEC Industry Guide 7 and the SEC does not normally permit such terms to be used in reports and registration statements filed with the SEC. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

  •
  "Inferred mineral resources"—we advise U.S. investors that while this term is recognized by Canadian regulations, the SEC does not recognize it. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of a feasibility study or prefeasibility study, except in rare cases. The SEC normally only permits an issuer to report mineralization that does not constitute "reserves" only as in-place tonnage and grade without reference to unit measures. U.S. investors are cautioned not to assume that any part or all of an inferred mineral resource exists or is economically or legally minable.

  •
  "Proven mineral reserves" and "probable mineral reserves"—The definitions of proven and probable mineral reserves used in NI 43-101 differ from the definitions for "proven reserves" and "probable reserves" as found in SEC Industry Guide 7. Accordingly, Vista Gold's disclosure of mineral reserves herein may not be compatible to information from U.S. companies subject to reporting and disclosure requirements of the SEC.

Please see "Cautionary Note to U.S. Investors regarding Reserve and Resource Estimates" for further discussion on the differences between terms under NI 43-101 and SEC Industry Guide 7.

Paredones Amarillos

Paredones Amarillos is located 35 miles southeast of the city of La Paz, in the Mexican state of Baja California Sur and is accessed by paved and dirt roads. The project area covers about 9,168 acres. A map showing the location of the mining concessions and a table with a list of the mining concessions and the holding requirements follow.

Vista Gold Mining Concession
SAN ANTONIO 180064
590000E
595000E
NORTH
0 1 2
Kilometers
2620000N
2615000N
Unpaved Access Road
EL PICACHUDO 189602
TOCOPILLA 204511
VALLE PERDIDO REDUCCION 2 227346
LA RICA 206545
LA DIFICULTAD 203910
JULIA 204485
SAN ANTONIO 180064
EL ARBOL DE ORO 184973
LA ENCANTADA FRACCION 1 218399
MAILE 207581
VALLE PERDIDO FRACCION I 226290
LA ENCANTADA FRACCION II 218415
LA ENCANTADA FRACCION I 218417
LA ENCANTADA FRACCION 2 218398
CERRO PEDREGOSO 218397
El Valle Perdido
Agua de Enmedio
Los Sauces
Paso de la Junta
Las Paredectas
Jesus Maria
Hierba del Morzo
El Saucito
Mexico
Cabo San Lucas
VISTA GOLD CORP.
Paredones Amarillos Project
Mining Concessions
Data By:
Date: May, 2008
Scale: As Shown
File Name:
Revision: January 2009

Paredones Amarillos Gold Project Mining Concessions Controlled by Vista Gold

Project is centered at approximately UTM coordinates 592500E, 2618000N (NAD27) All concessions are located on INEGI official map number F12B23
Concession Name	Serial Number	Surface Area (hectares)	Location Date	Expiration Date	Annual Fees (in Mexican Pesos)

San Antonio	180064	151.3647	3/23/1987	3/22/2037	30,512

El Arbol De Oro	184973	162.0000	12/13/1989	12/12/2039	32,656

El Picachudo	189602	348.0000	12/5/1990	12/4/2040	70,150

La Dificultad	203910	454.0218	11/5/1996	11/4/2046	91,522

Julia	204485	469.4073	2/21/1997	2/20/2047	94,624

Tocopilla	204511	582.4949	2/28/1997	2/27/2047	117,420

La Rica	206545	481.1593	1/23/1998	1/22/2048	96,992

Maile	207581	296.9883	6/30/1998	6/29/2048	59,866

Cerro Pedregoso	218397	46.6493	11/5/2002	11/4/2052	1,328

La Encantada Fracc. 2	218398	12.9992	11/5/2002	11/4/2052	370

La Encantada Fracc. 1	218399	166.2248	11/5/2002	11/4/2052	4,734

La Encantada Fracc. II	218415	32.4883	11/5/2002	11/4/2052	926

La Encantada Fracc. I	218417	44.9991	11/5/2002	11/4/2052	1,282

Valle Perdido Fracc. I	226290	9.7752	12/6/2005	12/5/2055	134

Valle Perdido Reduccion 2	227346	451.5862	6/9/2006	11/4/2052	6,214
Totals		3,710.1584 hectares			608,730

15 Concessions		9,168 acres	Total in US$ @ an exchange rate on 2/23/09 of = US$1.00 = MP $13.92		US$41,229

Note: Proof of Labor must be filed on all concessions annually. All concessions are Federal Mining Concessions.

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

The Paredones Amarillos gold project has been a significant exploration target since the 1980s. In 1997, Echo Bay Mines Ltd. ("EBM") completed a final feasibility study for an open pit mine on the project. As a result of the subsequent decline in gold prices, start-up was postponed. EBM holds a 2% net profits interest on certain concessions of the project, subject to a cap of $2 million. Additionally, Minera Tepmin, S.A. de C.V., holds a 1% net smelter returns royalty on two concessions.

The project holds environmental authorizations for the purpose of the following: project development including access road, power line, telephone communications, and infrastructure to supply water; construction and operation of a tailings dam; disposal of tailings; construction of a mill; and installation of three pumping stations.

Infrastructure and Access

The project site is currently accessible by government-maintained dirt roads from the north and the west. The project site is currently accessible on existing public roads: paved highway to within 11 miles of the project on the north then by government-maintained dirt roads from the north. There is also a government maintained dirt road from the west. The main access will be from the north. We plan to widen and improve approximately six miles of existing roads from the north and to construct approximately five miles of new road immediately north of the project. At the present time, the project area is undeveloped with only several sheds used for drill sample storage and the drill access roads constructed during the exploration phase. We maintain an office in the city of La Paz.

High-voltage electrical power will be available from an existing sub-station located approximately 11 miles north of the project area. We intend to construct a new power line from the sub-station to the project. The power line design has been completed and the right-of-way agreements are in place. We intend to use desalinated sea water from the Pacific Coast which is about 16 miles to the west. The length of the pipeline to transport desalinated sea water to the project is dependent on the ultimate route chosen; however 28 miles was used in the 2008 feasibility study. Annual water consumption is estimated to be 370 million gallons.

Geology

General geology consists of diorite roof pendants intruded by a granodiorite batholith with local low and high-angle fault zones. A north-east striking, south-east dipping low-angle silicified fault zone ("cataclasite") is the main host of gold mineralization at Paredones Amarillos. Movement along this structure has been characterized as reverse, resulting from compression. Secondary, high-angle faulting is thought to control the higher-grade mineralization at the project.

The known gold mineralized material occupies an inverted U-shaped block with an approximate strike length of 4,900 feet east-west, a width of approximately 1,600 feet north-south, and a thickness of approximately 100 feet. The apex of the "U" is near the center of the proposed pit with the legs forming the east and west pit lobes.

Definitive Feasibility Study

In August 2007, we announced the start of a definitive feasibility study which was completed in early September 2008 under the direction of our independent consultant, SRK Consulting (US), Inc. ("SRK") of Lakewood, Colorado. The study is titled "Feasibility Study, NI 43-101 Technical Report, Vista Gold Corp., Paredones Amarillos Gold Project, Baja California Sur, Mexico". The final report is dated October 20, 2008, and is available on SEDAR. The technical portions of the study contracted directly by Vista Gold and supervised by SRK were completed by Mine Development Associates (resource/reserve estimates, mine planning and mining capital/operating cost estimates), Resource Development, Inc. (metallurgical testing and review), Golder Associates Inc. (tailings impoundment facility design/construction cost estimates), and SRK (pit slope stability evaluation, closure plan/cost estimates and economic analysis). Dr. Neal Rigby, CENG, MIMMM, PhD, Principal of SRK, an independent Qualified Person as defined by Canadian National Instrument 43-101 ("NI 43-101"), prepared or supervised the preparation of material on behalf of SRK. Steven Ristorcelli, P. Geo. and Thomas Dyer, P. Eng., both of Mine Development Associates, independent Qualified Persons as defined by NI 43-101, prepared or supervised the preparation of material on behalf of Mine Development Associates.

A new mineral resource estimate (mineralized material estimate under SEC Industry Guide 7) was completed, dated September 5, 2008, by Mine Development Associates under the direction of Mr. Steven Ristorcelli, P. Geo., an independent Qualified Person as defined by NI 43-101, and is part of the feasibility study. The estimate was prepared using industry standard software and estimation methodologies. Of the 438 holes in the data base, 387 holes containing 51,622 samples were used in the resource estimate. Mr. Ristorcelli reviewed available information necessary for the preparation of the resource estimate, including sampling, analytical, drilling and geologic. Following a review of the available documentation pertaining to the sampling programs, the data was deemed sufficiently accurate to use for estimation. However, Mr. Ristorcelli noted that some of the early program's quality assurance and quality control procedures were poorly documented and that an apparent bias may exist between some of the assay values and the check assay values of the same samples. As the original samples were not preserved and cannot be re-assayed, Mr. Ristorcelli has recommended a 12 to 15 hole drill program to confirm the validity of the model that relied on those assays whose check assay bias is unresolved. Mr. Ristorcelli undertook multiple checks to assess the validity of the model and classified the mineral resources into measured, indicated and inferred categories to be in compliance with the NI 43-101 requirement of following "CIM Standards on Mineral Resources and Reserves, Definitions and Guidelines," issued in 2000 and modified with adoption of the "CIM Definition Standards—For Mineral Resources and Mineral Reserves" in

2005. Under SEC Industry Guide 7 guidelines, mineralized material at a cut-off grade of 0.012 gold ounces per ton totals 77,829,000 tons grading 0.027 gold ounces per ton.

Under NI 43-101, using a cutoff grade of 0.012 gold ounces per ton, measured mineral resources are estimated at 10,351,000 tons grading 0.032 gold ounces per ton, indicated mineral resources are estimated at 67,479,000 tons grading 0.026 gold ounces per ton and inferred mineral resources are estimated at 8,481,000 tons grading 0.019 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

Silver occurs in the deposit, but due to the lack of quality assurance and quality control data for the silver assays, a NI 43-101 compliant resource estimate has not been prepared. Metallurgical testing indicates that silver recoveries are variable, but silver production is not included in the study. It cannot be assumed that any silver will be produced from the project.

The metallurgical recovery is estimated to be 91.5% for gold. The mineral reserve estimates prepared and reported by Mine Development Associates, under the supervision of Mr. Dyer, at a gold price of $700 per ounce of gold and cut-off grade of 0.012 gold ounces per ton are summarized in the following table.

Reserves Estimated at Paredones Amarillos

Reserve Classification	Short Tons (x1000)	Average Gold Grade (ounces/ton)
Proven(1)	7,878	0.034
Probable(1)	33,952	0.031
Proven & Probable(1)	41,830	0.031

(1)
Cautionary Note to U.S. Investors concerning estimates of proven and probable reserves: The estimates of mineral reserves shown in this table have been prepared in accordance with NI 43-101. The definitions of proven and probable reserves used in NI 43-101 differ from the definitions in SEC Industry Guide 7. Accordingly, Vista Gold's disclosure of mineral reserves herein may not be comparable to information from U.S. companies subject to the reporting and disclosure requirements of the SEC. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above.

As of January 1, 2009, the rolling three-year average gold price was $723.60, which is slightly higher than the $700 gold price used by Mine Development Associates for the mineral reserves reported in the table above. Therefore, under SEC Industry Guide 7 requirements, we feel the mineral reserves listed above are conservative.

However, should we not be able to obtain the required governmental permits to mine the property, then the project would not have mineral reserves under either or SEC Industry Guide 7.

The proposed pit is oriented approximately east-west and would have two distinct lobes. We plan to extract ore from the mine using conventional open pit mining equipment and techniques. A 100-ton truck and loader fleet has been selected and we would be the owner and operator of the fleet. The higher-grade west lobe would be mined first and a significant portion of the waste rock from the east lobe would be used to backfill the west lobe of the pit. Concurrent reclamation of two waste dumps would be completed during the latter years of the operation.

Estimated life-of-mine average cash production costs are projected to be $419 per ounce, with lower costs of $388 per ounce projected during the first five years of production. Operating costs used diesel prices effective as of May 2008 and energy prices effective as of the first quarter 2008. Pre-production capital costs, including contingency, owner's costs and working capital, are estimated to be $196.7 million or $165 per ounce of gold produced. Total capital costs including replacement and reclamation over the life of the project are estimated to be $191 per ounce of gold produced.

We intend to process the ore in a conventional crushing and grinding circuit consisting of a primary gyratory crusher followed by a semi-autogenous grinding mill and two ball mills with an expected mill ore throughput rate of approximately 11,000 tons per day. The crushing and grinding equipment was acquired from the Colomac Mine and is presently in Edmonton, Canada, waiting shipment to Arizona for repairs and reconditioning. The cost of this equipment was approximately $16 million, with funds provided from our private placement of the Notes, completed in March 2008, for aggregate proceeds of approximately $30 million. The proposed flow sheet indicates that following grinding, the slurried ore will be sized by cyclones and then leached in tanks prior to gold recovery using a Kemix carbon-in-pulp circuit. Gold will be stripped from the carbon and precipitated in an electrowinning cell prior to refining into doré bars. The tailings will be detoxified using ferrous sulfate, paste thickened and deposited in a lined tailings impoundment facility on-site.

Due to the scarcity of surface water and political sensitivities regarding the use of groundwater, we have elected to construct and operate a desalination plant on the Pacific Coast. Water would be pumped approximately 28 miles to the site. Annual water consumption is estimated to be approximately 370 million gallons.

We expect that energy for the project will be supplied by the Comisión Federal de Electrícidad from an existing sub-station located approximately 11 miles north of the project.

It is anticipated that diesel fuel for the project will be provided in bulk quantities by Petroleos de Mexico. Fuel prices in Mexico are subsidized and have not experienced the volatility seen in other locations.

The project is remotely located and is not expected to directly affect any local inhabitants. Our planned access road improvements will benefit the villages of Valle Perdido and El Rosario. We are currently working with the local education and health care authorities and have become a "social partner" with the elementary school in El Rosario. We are unaware of any social issues related to the development of the project.

The base-case economic analysis used a gold price profile with a gold price of $850 per ounce in the first three years of production, decreasing to $725 per ounce for the remainder. Alternative sensitivity analyses were completed at gold prices of $700, $800 and $900 per ounce. The economic analyses were conducted on 100% equity basis with no consideration of debt or leasing. Estimated before and after-tax economic results, showing the internal rate of return (IRR) and net present value at a 5% discount rate ("NPV5"), cumulative cash flow and sensitivity of the base case to changes in gold prices are presented in the following tables.

Before Tax Economic Results

Gold Price Scenario	Before Tax IRR (%)	Before Tax NPV5 ($ 000's)	Before Tax Cumulative Cash Flow ($ 000's)
Base Case Gold Price Profile	21.0%	$128,890	$217,890
Fixed $700 Gold Price	12.2%	$59,888	$132,509
Fixed $800 Gold Price	21.4%	$149,033	$232,745
Fixed $900 Gold Price	29.7%	$238,179	$372,980

After Tax Economic Results

Gold Price Scenario	After Tax IRR (%)	After Tax NPV5 ($ 000's)	After Tax Cumulative Cash Flow ($ 000's)
Base Case Gold Price Profile	16.6%	$82,902	$152,500
Fixed $700 Gold Price	9.3%	$32,010	$90,862
Fixed $800 Gold Price	17.1%	$97,272	$177,818
Fixed $900 Gold Price	24.2%	$162,030	$264,497

Schedule

We plan to utilize outside sources to provide the additional project capital and are proceeding to examine various project financing alternatives, including debt and equity components. We expect to complete financing arrangements and begin construction as soon as the remaining permits are in hand. As noted below, we have already purchased the major mill equipment with funds raised in our March 2008 private placement of the Notes.

Equipment Purchase

On January 7, 2008, we entered into a formal agreement with A.M. King Industries, Inc. ("A.M. King") and Del Norte Company Ltd., a wholly owned subsidiary of A.M. King, to purchase gold processing equipment to be used at the Paredones Amarillos gold project. The aggregate purchase price was approximately $16.0 million, of which approximately $8.0 million was paid on signing of the asset sale agreement (see Exhibit 10.36 hereto). The remaining $8.0 million was paid in February and March 2008. The purchase price included the cost of relocating the equipment to Edmonton, Alberta, Canada. From this point, we will arrange for reconditioning and transportation of the equipment to the project site. The equipment includes a 11,000 ton per day semi-autogenous (SAG) grinding mill, two ball mills, gyratory crusher and a shorthead cone crusher, along with other related components, spare parts and other process plant equipment.

Land Purchases

On December 5, 2008, we completed a transaction to purchase the land needed for a desalination plant for the Paredones Amarillos gold project. The land is located on the Pacific Coast, approximately 16 miles southwest of the project. The four-acre parcel of land is zoned for industrial use and the Change of Land Use Permit has been received from the Municipality of La Paz for the installation of the desalination plant. On December 23, 2008, we entered into an agreement to purchase approximately 1,236 acres of land at Paredones Amarillos for the mill site and other infrastructure.

Permitting Status

The Paredones Amarillos gold project is located in a special use area within the buffer zone of the Sierra Laguna Biosphere Reserve. The special use area is located adjacent to the northern limit of the buffer zone and has unimpeded access from the north. As previously reported, earlier in 2008 we announced that we received correspondence from the local La Paz office of the SEMARNAT which indicated that staff in that office are of the opinion that the CUSF approved by SEMARNAT in 1997 in relation to the Paredones Amarillos gold project is no longer valid. This permit is necessary for the development of the project to proceed. Our Mexican advisors and counsel in Mexico have advised us that they believe that the permit remains valid. However, our legal counsel advised us that a new Change of Land Use Permit application would be the most expeditious way to obtain the necessary approvals.

Throughout 2008, we have been involved in a steady dialogue with government officials in Baja California Sur and in Mexico City. On August 6, 2008, we filed a request for a TOP for the use of the federal ground in the project area for the life of the project. As announced in press releases dated September 8 and July 2, 2008, we indicated that we had decided to apply for a CUSF. In a November 10, 2008, press release, we indicated we were in final negotiations to purchase the land required for the process plant and tailings impoundment facility and had presented an application for a TOP for the use of the Federal land which overlies the deposit. The land purchase and TOP are necessary pre-requisites for the CUSF application. On December 23, 2008, we reached agreement to purchase approximately 1,236 acres of land for the mill site and other infrastructure. By the end of 2008, we had not received the TOP. Communications that our advisors have had with the office of the General Director of Mines in the Ministry of Economy (the department responsible for awarding the TOP) indicate that the approval process is proceeding normally, but at a slower pace than expected. We have the necessary environmental permit and completed the other prerequisite studies for the submittal of the CUSF permit application and plan to file that permit application as soon as the TOP is received. Additional information is contained in our press releases dated April 30, May 8, May 21, July 2, September 8 and November 10, 2008 and January 12, 2009.

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

As part of the agreements, we agreed to pay Pegasus, AU$1.0 million ($739,600) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory's costs of management and operation of the Mt. Todd site up to a maximum of approximately AU$375,000 (approximately $277,500) during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years. Additionally, we agreed to issue Common Shares with a value of CDN$1.0 million (amounting to 177,053 Common Shares) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production. Other agreement terms provide that we will undertake a technical and economic review of the mine and possibly form one or more joint ventures with the JAAC. In June 2006, the transactions contemplated under the agreements were completed and effective, with funds held in escrow released to the ultimate vendors and the Common Shares issued to the JAAC.

In August and September 2007, we obtained several new exploration licenses, located generally to the north of and contiguous to the Mt. Todd mining licenses. Total land holdings controlled by Vista Australia are approximately 397,538 acres. A map showing the location of the mining and exploration licenses and a table with a list of the mining and exploration licenses and the holding requirements follow.

Mt. Todd
Darwin
Northern Territory
AUSTRALIA
Unpaved Access Road
EL25576
MLN1070
MLN1071
MLN1127
EL25670
0 2 4 8
Scale in Kilometers
Katherine
DARWIN
Adelaide River
Hayes Creek
Stuart Highway
Pine Creek
MOUNT TODD GOLD PROJECT
KAKADU NATIONAL PARK
NITMILUK ABORIGINAL NATIONAL PARK
Katherine
170000E
180000E
190000E
200000E
210000E
220000E
8470000N
8460000N
8450000N
8440000N
8430000N
8420000N
EL25668
EL25669
EL25576
MLN1070
MLN1071
MLN1127
EL25670
VISTA GOLD CORP.
Mt. Todd Project
Mining Exploration Licences
Data By:
File Name:
Date: May, 2008
Revision:
Scale: As Shown

Mt. Todd Land Holdings of Vista Gold

License Name	Serial Number	Federal Claim Type	Surface Area (hectares)	Location Description (UTM)	Location Date	Expiration Date	Estimated Holding Requirements Annual Rent including GST (Australian Dollars)	Annual Work Requirement (Australian Dollars)	Annual Reports Due

Mining Licenses:

MLN 1070	MLN 1070	Mining License	3,982	Mining License Block	March 5, 1993	March 4, 2018	$43,802 (due March 4)	N/A	June 4

MLN 1071	MLN 1071	Mining License	1,327	centered at approximately	March 5, 1993	March 4, 2018	$14,597 (due March 4)	N/A	June 4

MLN 1127	MLN 1127	Mining License	80	188555E, 435665N	March 5, 1993	March 4, 2018	$880 (due March 4)	N/A	June 4

Subtotals			5,389				A$59,279	A$0

Exploration Licenses:

EL 25576	EL 25576	Exploration License	58,194	Centered at approximately 192557E, 8446405N	March 15, 2007	March 14, 2013	$3,366 (due March 14)	$100,000	April 14

EL 25668	EL 25668	Exploration License	7,288	Centered at approximately 199000E, 8463964N	March 17, 2007	March 16, 2013	$561 (due August 16)	20,000	September 16

EL 25669	EL 25669	Exploration License	3,177	Centered at approximately 178272E, 8457220N	March 15, 2007	March 14, 2013	$198 (due March 14)	10,000	April 14

EL 25670	EL 25670	Exploration License	6,391	Centered at approximately 185445E, 8424349N	March 15, 2007	March 15, 2013	$374 (due March 14)	15,000	April 14

Subtotals			75,050				A$4,499	A$145,000

Totals A$							Total = A$63,778	Total = A$145,000

Totals US$							Total in US$ @ an exchange rate on 2/23/09 of US$1.00 = A$1.55 = US$41,167	Total in US$ @ an exchange rate on 2/23/09 of US$1.00 = A$1.55 = US$93,593

Grand Totals		3 Mining Licenses, 4 Exploration Licenses	160,878 hectares					US$134,760

			= 397,538.2 acres

Infrastructure and Access

The project is accessible from Katherine by existing paved public roads and approximately two and a half miles of paved private road. We control and maintain the private paved road.

Mt. Todd was an operating mine in the late 1990s. Although most of the processing equipment and facilities were removed from the site, basic infrastructure items are still in place, including: access control point, small shop and office, mill building, and various concrete slabs and floors. The Batman Pit is partially filled with water that has been pumped from the containment pond downstream of the waste dumps. We will have to dewater the pit and treat the water for discharge prior to the start of operations. The Mt. Todd site was not reclaimed when the mine closed and as a result, the dumps and heap leach pad require ongoing care and maintenance. Vista Australia provides that care and maintenance, but is not responsible for the environmental liability resulting from previous operations until we take the decision to re-open the mine and have received the appropriate permits. We began installing a water treatment plant in late 2008 and plan to complete the installation late in the first quarter of 2009. The treated water will initially be stored in the existing tailings impoundment facility, but we expect to receive the authorization to allow continual discharge as necessary. The cost of this treatment system is estimated at approximately $430,000, of which approximately $270,000 was spent in 2008, leaving approximately $160,000 that Vista Gold plans on expending in 2009.

A medium voltage power line supplies the site with electrical power. The Mt. Todd gold project generated its own power using natural gas. The natural gas pipeline is still in place. The project has its own fresh water reservoir which is expected to supply all of the project's water needs.

Geology

The Mt. Todd gold project is located approximately 30 miles northwest of Katherine, Northern Territory, Australia. The Mt. Todd gold project is situated within the southeastern portion of the Early Proterozoic Pine Creek Geosyncline. The Batman deposit geology consists of a sequence of hornfelsed interbedded greywackes and shales with minor thin beds of felsic tuff. Bedding consistently strikes at 325o, dipping 40o to 60o to the southwest. Northerly trending sheeted quartz sulfide veins and joints striking at 0o to 20o and dipping 60o to the east are the major controls for mineralization in the Batman deposit. The veins are 0.04 to 4 inches in thickness with an average thickness of around 0.4 inches and occur in sheets with up to six veins per horizontal foot. These sheeted veins are the main source of gold mineralization in the Batman deposit. In general, the Batman deposit is 4,800 to 5,100 feet in length by 1,200 to 1,500 feet in true width and 1,500 to 1,800 feet in known down-dip extension (the deposit is open along strike and at depth).

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

A third-party NI 43-101 technical study was completed for Vista Gold on the Batman deposit on June 26, 2006, by Gustavson Associates, LLC ("Gustavson") of Boulder, Colorado, under the direction of Mr. John Rozelle, an independent Qualified Person, utilizing standard industry software and resource estimation methodology. The study is titled "Report NI 43-101 Technical Report On The Mt. Todd Gold Project, Northern Teritory (sic), Australia" and is dated June 26, 2006. It is available on SEDAR. The report includes the results of 91,225 assay intervals from 730 drill holes (225 core, 435 reserve circulation and 70 rotary drill holes) done by BHP Resources Pty Ltd., Zapopan NL and Pegasus with assaying by Australia Assay Laboratories in Pine Creek and Alice Springs, Classic Comlabs in Darwin and Pegasus' onsite lab. Pegasus mined part of the Batman deposit from 1993 to 1997, and a joint venture comprising Multiplex Resources Pty Ltd. and General Gold Resources Ltd. mined the deposit from 1999 to 2000.

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

Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.015 gold ounces per ton, was estimated to be 62,146,000 tons at a grade of 0.028 gold ounces per ton.

At the same cut-off grade, under the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured resources are 20,306,000 tons grading 0.028 gold ounces per ton, indicated resources are 41,840,000 tons grading 0.028 gold ounces per ton and inferred resources are 55,174,000 tons grading 0.027 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

An NI 43-101 preliminary assessment was prepared for Vista Gold, by Gustavson under the direction of John W. Rozelle, P.G., an independent Qualified Person. The study is titled "Preliminary Economic Assessment, Mt. Todd Gold Project, Northern Territory, Australia" and is dated December 29, 2006. It was posted on SEDAR on January 4, 2007. In undertaking the preliminary assessment, Gustavson considered the economic and technical parameters associated with development of the mineralized material by open-pit mining. The study included a conceptual process flowsheet developed by Resource Development Inc. of Wheat Ridge, Colorado, which is based on preliminary testwork and includes a flotation circuit to recover a bulk sulfide concentrate, and further flotation to separate a copper sulfide concentrate that would contain about one-half of the gold and which would be shipped to a smelter. A pyrite concentrate containing about one-half of the gold would also be produced and this concentrate would be cyanide leached to recover the gold. The cyanide in the sulfide residue would be neutralized, following which the residue would be filtered to dry it, and then placed on a lined pad. MWH Australia Pty Ltd ("MWH") designed conceptual tailing disposal facilities, including utilizing the existing tailing facility, and estimated capital costs for these facilities. MWH also completed a closure study and cost estimate for closing the mine and facilities following resumption of production.

In the preliminary assessment, Gustavson assumed a 33,000 ton-per-day (11.7 million tons-per-year) ore production rate, resulting in a ten-year operating life. Overall gold recovery was estimated at 87% and copper recovery at 70%.

The cost estimates used in the preparation of a preliminary assessment are generally accepted as being within plus or minus 35-40% of what might be incurred in actual construction and operations. The costs in the Mt. Todd preliminary assessment are within this level of confidence. Startup capital is estimated by Gustavson at $264 million. Mining costs are estimated at $1.21 per tonne ($1.10 per ton) of material mined, processing costs are estimated at $6.48 per tonne ($5.88 per ton) of ore processed and general and administrative costs are estimated at $0.14 per tonne ($0.13 per ton) processed. Based on these preliminary numbers, a review of the project economics indicates that the project continues to look favorable. However, the study is based on mineralized material (mineral resources under Canadian guidelines) and not mineral reserves. Mineralized material (mineral resources under Canadian guidelines) that are not mineral reserves do not have demonstrated economic viability. A determination of mineral reserves is necessary to demonstrate economic viability of the Batman Deposit.

Additionally, in 2006, we applied for exploration rights to tenements totaling about 273,380 acres adjoining the mining tenements, which were granted in 2007, at which time we began to compile data from previous exploration companies in order to assess the exploration potential.

An infill core drilling program consisting of 25 holes totaling 32,425 feet of drilling was completed in June 2007 to attempt to increase the mineralized material (mineral resources under Canadian guidelines) in areas where the drill spacing is too wide to have confidence in the presence and grade of mineralized material within the planned pit, to expand the amount of mineralized material if possible, and to provide fresh samples for metallurgical testing. By the end of 2007, all gold assays had been received, with some check assays and base metals assays pending. In early 2008, we commissioned a new study to update estimates of mineralized material that would also include base metal content.

In late February 2008, we announced an NI 43-101 updated estimate for Vista Gold of mineralized material (mineral resources under Canadian guidelines) by Tetra Tech of Golden, Colorado. This updated estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The study is titled "Mt Todd Gold Project Gold Resource Update, Northern Territory, Australia" and is dated March 14, 2008. It is available on SEDAR. Results of prior drilling plus the additional drilling we completed in 2007 were included in the estimate. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.015 gold ounces per ton, is estimated at 98,413,000 tons grading 0.029 gold ounces per ton, and represents an increase of 65% in mineralized material over the prior estimate.

At the same cut-off grade, under Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 47,987,000 tons grading 0.028 gold ounces per ton, indicated mineral resources are estimated at 50,425,000 tons grading 0.031 gold ounces per ton and inferred mineral resources are estimated at 64,832,000 tons grading 0.024 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

In April 2008, we announced an NI 43-101 estimate completed for Vista Gold of silver and copper mineralization in the Batman Deposit by Tetra Tech of Golden, Colorado. This estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The study is titled "Mt Todd Gold Project Resource Update, Northern, Territory, Australia" and is dated May 15, 2008. It is available on SEDAR. These resource estimates complement the updated estimate of gold mineralized material (gold mineral resources under Canadian guidelines) for the Batman deposit we announced in February, 2008. The estimates incorporate the results of 9,460 assay intervals from 25 drill holes (all core holes) drilled by Vista Gold in 2007 with assaying completed by Northern Australia Labs in Pine Creek and ALS-Chemex in Perth. These results are in addition to the results of 87 copper assays completed on random intervals from 730 drill holes (225 core, 435 reverse circulation and 70 rotary drill holes) done by BHP Resources Pty Ltd., Zapopan NL and Pegasus Gold Australia Pty Ltd. From the un-mined portion of the 730 drill holes previously completed (by BHP, Zapopan, & Pegasus), we submitted 2,979 intervals of core for re-assay and multi-element analysis. The re-assay and multi-element analysis was completed by ALS-Chemex in Perth and has been incorporated into the estimates. At a cut-off grade of 0.015 gold ounces per ton, under SEC Industry Guide 7 guidelines, silver measured material was estimated at 98,413,000 tons grading 0.043 silver ounces per ton.

At the same cut-off grade, under the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 47,987,000 tons grading 0.042 silver ounces per ton, indicated mineral resources are estimated at 50,425,000 tons grading 0.045 silver ounces per ton and inferred mineral resources are estimated at 64,832,000 tons grading 0.050 silver ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

At a cut-off grade of 0.015 gold ounces per ton, under SEC Industry Guide 7 guidelines, copper measured material was estimated at 98,413,000 tons grading 0.05% copper per ton.

At the same cut-off grade, under the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 47,987,000 tons grading 0.05% copper per ton, indicated mineral resources are estimated at 50,425,000 tons grading 0.05% copper per ton and inferred mineral resources are estimated at 64,832,000 tons grading 0.05% copper per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

Also in 2008, we completed a 14-hole, 29,547-foot diamond drill program designed to test the down-dip extension of mineralization within the pit-shape drilled and evaluated in 2007, the continuity of mineralization below that pit shape and to obtain a sample for ongoing metallurgical testing.

In late January 2009, we announced the results of an updated NI 43-101 gold resource estimate on the Batman Deposit completed for us by Tetra Tech of Golden, Colorado. This estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The report is titled "Mt Todd Gold Project Gold Resource Update, Northern Territory, Australia" and is dated February 27, 2009. It is available on SEDAR. The updated estimate of mineralized material (mineral resource estimate under Canadian guidelines) incorporates the results of 7,367 assay intervals from 14 drill holes (all core holes) drilled by Vista Gold in 2008 with sample preparation and assaying completed by ALS Chemex. These results are in addition to the results of 100,685 assay intervals from 755 drill holes (250 core, 435 reverse circulation and 70 rotary drill holes) completed previously by BHP Resources Pty Ltd., Zapopan NL, Pegasus Gold Australia Pty Ltd. and Vista Gold, which were used in the previous updates of the Mt. Todd resource estimate. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.015 gold ounces per ton, is estimated at 165,985,000 tons grading 0.027 gold ounces per ton, and represents an increase of 57% in mineralized material over the prior estimate.

At the same cut-off grade, under the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 49,212,000 tons grading 0.029 gold ounces per ton, indicated mineral resources are estimated at 116,773,000 tons grading 0.027 gold ounces per ton and inferred mineral resources are estimated at 73,551,000 tons grading 0.025 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

A metallurgical testing program using the core obtained in the 2007 and 2008 drilling programs is in progress. The goals of the program are to define the process flowsheet for the processing the Mt. Todd ore and to determine other key processing parameters, including energy requirements. As we announced in November 2008, preliminary tests using High Pressure Grinding Rolls have been very successful, indicating a reduction in crushing and grinding energy requirements compared to conventional technologies of approximately 30%. We plan to conduct additional studies in 2009 which will be used in the completion of a preliminary feasibility study for a project similar in scope to that considered in the previously published preliminary assessment (January 4, 2007).

Awak Mas

On May 27, 2005, we completed our acquisition of the Awak Mas gold deposit in Sulawesi, Indonesia, for a purchase price of $1.5 million. The acquisition of the Awak Mas gold project involved the purchase, through the Corporation's wholly-owned subsidiary Vista Gold (Barbados) Corp. ("Vista Barbados"), of all of the outstanding shares of Salu Siwa Pty Ltd, an Australian company ("Salu Siwa") from the two owners of Salu Siwa: Weston Investments Pty Ltd., an Australian company ("Weston"), and Organic Resource Technology Limited, an Australian company ("ORT"). Weston and ORT respectively owned 66% and 34% of the outstanding Salu Siwa shares. Salu Siwa in turn owns 99% of the outstanding shares of PT Masmindo Dwi, an Indonesian company ("PT Masmindo"), which is the direct holder of the Awak Mas gold project. The remaining 1% of the outstanding PT Masmindo shares is held by Vista Barbados. This project is held by Vista Gold through a contract of work ("CoW") with the Indonesian government.

A map showing the location of the CoW and a table describing the land holding and holding requirements follow.

120°00'
120
3°15'
3°30'
3°45'
120
120°00'
120°15'
120°15'
Tarra
Awak Mas Resource
Salu Bulo Area
Main Access Road
Contract of Work Area
SULAWESI
INDONESIA
AWAK MAS PROJECT
NORTH
0 2 4 6 8 10
Scale in Kilometers
VISTA GOLD CORP.
Awak Mas Project
Sulawesi, Indonesia
Contract of Work Area
Data By:
File Name:
Date: May, 2008
Revision:
Scale: As Shown

Awak Mas Land Holdings of Vista Gold

License Name	Serial Number	Federal Claim Type	Surface Area (hectares)	Location Description	Location Date	Expiration Date	Estimated Annual Holding Costs (US$)	Work Requirements	Other

7th Generation Contract of Work	Notarial Deed No. 10 dated February 16, 1998, Decree of Minister of Justice No.C2-919, HT.01.01.TH.98 dated February 16, 1998	Contract of Work	89,650	Project centered at 12005' E. Longitude, 3020' S Latitude	1/19/1998	See description of COW following table.	Dead Rent US $0.50/Ha and Land Tax US $0.50/Ha	None	Gradual reduction of area to 25% of original.

Totals			89,650 hectares = 221,530 acres				$89,650

We completed the exploration phase of the CoW in January 2008 and entered the feasibility phase in February. The feasibility phase usually lasts one year, but may be negotiated for up to 2 one-year extensions. Following the feasibility phase, with government approvals, there would be a construction phase lasting usually three years. The operating period follows the construction phase, lasting usually 10 to 30 years. In late 2008, we applied for a suspension of the feasibility period for one year. We also applied for a reduction in area, as required, to eliminate the areas where we believe there is low potential to discover economic mineralization.

Infrastructure and Access

The project is accessible by existing secondary paved and gravel public roads. The access roads will require improvements in order to support the loads associated with the construction of the project. At the present time, the project area is undeveloped with only a small office/camp complex and several sheds used for drill sample storage and the drill access roads constructed during the exploration phase.

Electrical power is presently supplied by diesel generator. Project power requirements may be supplied by diesel generated power or with commercial power from Palopa. If the latter is chosen, approximately 25 miles of new power line construction will be required. The project is located at the headwaters of a significant river system. We believe that a small water reservoir can be constructed to provide water for the project.

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

A final feasibility study was completed by independent consultants in 1997 for Lone Star Exploration NL supporting a mining scenario of 3 million metric tons per year of ore. Independent valuations of the project were completed in 2000 and 2003 as well. Over $43 million has been spent on the project by previous operators.

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

Gustavson of Boulder, Colorado, completed a third-party NI 43-101 technical study for us in June 2007. This estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The report is titled "Report NI 43-101, Technical Report on the Awak Mas Gold Project, Sulawesi, Indonesia" and is dated June 6, 2007. It is available on SEDAR. An assay database for 803 drill holes (654 core and 158 reverse circulation holes) totaling 319,639 feet of drilling was used to estimate mineralized material (mineral resources under Canadian guidelines). Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the deposit, above a cut-off grade of 0.015 gold ounces per ton, is estimated at 45,862,000 tons grading 0.036 gold ounces per ton.

At the same cut-off grade, under Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 7,084,000 tons grading 0.038 gold ounces per ton, indicated mineral resources are estimated at 38,150,000 tons grading 0.036 gold ounces per ton and inferred mineral resources are estimated at 22,468,000 tons grading 0.024 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

Gustavson was commissioned in June 2007 to complete a preliminary assessment for Vista Gold of the project under NI 43-101 standards. The study was completed on January 16, 2008, under the direction of John Rozelle, an independent Qualified Person. The report is titled "Preliminary Assessment, Awak Mas Gold Project, Sulawesi, Indonesia" and is dated January 16, 2008. It is available on SEDAR. In undertaking the preliminary assessment, Gustavson considered the economic and technical parameters associated with development of the mineralized material (mineral resources under Canadian guidelines) by open-pit mining. The study included a process flowsheet based on three stages of laboratory and pilot plant test programs from 1994 to 1997. The flowsheet was developed by Minproc Engineers Ltd. in 1997, and reviewed and approved by Resource Development Inc. of Wheat Ridge, Colorado, for this study. The flowsheet includes a flotation circuit to recover gold associated with sulfide minerals following which the concentrate would be treated in a carbon-in-leach circuit to recover the gold. The benign tailings from the flotation circuit would flow by gravity into a tailings impoundment and the sulfide tailings would be detoxified, filtered and conveyed to a small "dry-stack" sulfide tailings storage facility. MWH Americas Inc. of Denver and Steamboat Springs, Colorado, prepared the tailings disposal sites layout and closure plans, and assessed permitting requirements. The potential development included four different scenarios that would produce an estimated 0.6 to 1.0 million ounces of gold over a project life of 7 to 15 years. Gustavson estimated the preproduction capital to be $124 million to $178 million, depending on the scenario, and the total capital cost over the project life to be $148 million to $218 million. The cost estimates used in the preparation of a preliminary assessment are generally accepted as being within plus or minus 35 to 40% of what might be incurred in actual construction and operations. The costs in the Awak Mas preliminary assessment are within this level of confidence. However, this preliminary assessment uses mineral resources (mineralized material under SEC Industry Guide 7) and not mineral reserves. Mineral resources (mineralized material under SEC Industry Guide 7) that are not mineral reserves do not have demonstrated economic viability. A determination of mineral reserves would be necessary to demonstrate economic viability of the Awak Mas gold project.

Yellow Pine

The Yellow Pine gold project is located in the Salmon River Mountains of central Idaho in an area of historical gold, antimony and tungsten mining known as the Stibnite or Yellow Pine Mining District. The district is located in Valley County about 60 miles east of McCall, Idaho, and 10 miles southeast of the small settlement of Yellow Pine, Idaho. The project consists of 17 patented mining claims covering about 304 acres. A map showing the location of the mining claims and a table with a list of the mining claims and the holding requirements follow.

Stibnite
7 ½' Quad
Idaho
8.5 miles to
Yellow Pine, Idaho
Yellow Pine District
Unpaved Access Road
Fair Deal No. 4
MS 3425
Fair Deal No. 1
Camp Bird No. 2
Fair Deal No. 2
Fair Deal No. 3
A No. 1
YP 1
MS 3357
Homestake
Homestake No. 2
YP 2
YP 3
Hennessy Lode Mine No. 7
Hennessy No. 1
Homestake No. 1
YP 4
YP 5
Hennessy No. 4
Hennessy No. 2
Hennessy No. 6
Homestake No. 5
YP 6
Hennessy No. 3
Hennessy No. 5
YP 8
YP 7
T 19 N
T 18 N
Midnight
Patented Lode Claims
Unpatented Lode Claims
NORTH
2000 Feet
500 Meters
Yellow Pine
IDAHO
Boise
VISTA GOLD CORP.
Yellow Pine Project
Mining Claims
Data By:
File Name:
Date: May, 2008
Revision:
Scale: As Shown

Patented Mining Claims at Yellow Pine Controlled by Vista Gold

Claim Name	Mineral Survey Number	Patent Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Date Patent Recorded	Annual Holding Requirements

Fair Deal No. 1	3246	1064103	Patented Lode Mining Claim		Section 34, T19N, R9E, BM	6/7/1933	None to Vista Gold, Bradley (as defined

Fair Deal No. 2	3246	1064103	Patented Lode Mining Claim		Section 34, T19N, R9E, BM	6/7/1933	below) pays County Property Taxes

Fair Deal No. 3	3246	1064103	Patented Lode Mining Claim	81.174	Section 3, T18N, R9E, BM	6/7/1933

Fair Deal No. 4	3246	1064103	Patented Lode Mining Claim		Section 34, T19N, R9E, BM	6/7/1933

Camp Bird No. 2	3246	1064103	Patented Lode Mining Claim		Section 34, T19N, R9E, BM	6/7/1933

A No. 1
Hennessy No. 1	3357	1111588	Patented Lode Mining Claim	218.897	Sections 2 & 3, T18N, R9E, BM	7/9/1941

Hennessy No. 2	3357	1111588	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	7/9/1941

Hennessy No. 3	3357	1111588	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	7/9/1941

Hennessy No. 4	3357	1111588	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	7/9/1941

Hennessy No. 5	3357	1111588	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	7/9/1941

Hennessy No. 6	3357	1111588	Patented Lode Mining Claim		Sections 2 & 3, T18N, R9E, BM	7/9/1941

Hennessy Lode Mine No. 7	3357	1111588	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	7/9/1941

Claim Name	Mineral Survey Number	Patent Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Date Patent Recorded	Annual Holding Requirements

Homestake	3357	1111588	Patented Lode Mining Claim		Section 35, T19N, R9E, BM	7/9/1941

Homestake No. 1	3357	1111588	Patented Lode Mining Claim		Sections 2 & 3, T18N, R9E, BM	7/9/1941

Homestake No. 2	3357	1111588	Patented Lode Mining Claim		Section 35, T19N, R9E, BM	7/9/1941

Homestake No. 5	3357	1111588	Patented Lode Mining Claim		Sections 2 & 3, T18N, R9E, BM	7/9/1941

Totals			17 Patented Lode Mining Claims				$0

Unpatented Mining Claims at Yellow Pine Controlled by Vista Gold

Claim Name	Serial Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Location Date	Annual Holding Fee

YP 1	186740	Unpatented Lode Mining Claim	20.66	Sections 34 & 35, T19N, R9E, BM	10/15/2003	$125.00

YP 2	186741	Unpatented Lode Mining Claim	20.66	Section 2, T18N, R9E, BM	10/15/2003	$125.00

YP 3	186742	Unpatented Lode Mining Claim	20.66	Section 2, T18N, R9E, BM	10/15/2003	$125.00

YP 4	186743	Unpatented Lode Mining Claim	20.66	Section 2, T18N, R9E, BM	10/15/2003	$125.00

YP 5	186744	Unpatented Lode Mining Claim	20.66	Sections 2 & 3, T18N, R9E, BM	10/15/2003	$125.00

YP 6	186745	Unpatented Lode Mining Claim	20.66	Section 2, T18N, R9E, BM	10/15/2003	$125.00

YP 7	186746	Unpatented Lode Mining Claim	20.66	Section 2 & 3, T18N, R9E, BM	10/15/2003	$125.00

YP 8	186747	Unpatented Lode Mining Claim	20.66	Section 3, T18N, R9E, BM	10/15/2003	$125.00

Totals		8 Unpatented Lode Mining Claims	165.28			$1,000.00

Note: all claims are Unpatented Federal Lode Mining Claims and do not expire provided annual fees are paid by August 31 of each year.

On November 7, 2003, Vista Gold, through Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of Vista Gold, entered into an Option to Purchase Agreement with Bradley Mining Company ("Bradley") for a nine year option to purchase 100% of Yellow Pine for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement. The agreement calls for Idaho Gold to make nine more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1,000,000, and annual payments of $100,000 each were made in 2004, 2005, 2006, 2007 and 2008 (see Consolidated Financial Statements—Note 5). If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1,000,000. Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the claims are subject to an underlying 5% net smelter returns royalty.

Infrastructure and Access

The project is accessible by existing public gravel roads. The town of Yellow Pine, Idaho, has year-round access. From Yellow Pine, the remaining 11 miles of access to the project is by means of a gravel road that is presently not passable in the winter months.

The Yellow Pine Mine operated on an irregular basis from 1938 to 1952. There is a small open pit and some old buildings in various states of disrepair. At the present time, Vista Gold has no installations at or near the Yellow Pine gold project.

There is no present source of power at the Yellow Pine gold project, nor has planning advanced to the point of determining the source of power for the project. At the present, it is assumed that water for the project will be available from wells, pit de-watering, and/or the East Fork of the South Fork of the Salmon River, but our planning has not advanced to the point of a definitive determination.

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

Pincock, Allen & Holt ("PAH"), of Denver, Colorado, completed an NI 43-101 third-party technical study for us in November 2003, under the direction of Mark G. Stevens, C.P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The report is titled "Yellow Pine Project, Idaho, USA, Technical Report" and is dated November 17, 2003. It is available on SEDAR. An assay database for 538 drill holes totaling 120,922 feet of drilling was used to estimate mineral resources (mineralized material under SEC Industry Guide 7) in the Yellow Pine and Homestake sulfide zones. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Yellow Pine gold project, above a cut-off grade of 0.025 gold ounces per ton, is estimated at 33,835,000 tons grading 0.066 gold ounces per ton.

At the same cut-off grade, under Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 16,332,000 tons grading 0.070 gold ounces per ton, indicated mineral resources are estimated at 17,503,000 tons grading 0.061 gold ounces per ton and inferred mineral resources are estimated at 16,047,000 tons grading 0.051 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

In November 2006, PAH completed a NI 43-101 preliminary assessment under the direction of Richard Lambert, P.E. and Barton Stone, P.G., both independent Qualified Persons. The study is titled "CNI 43-101 Technical Report, Preliminary Assessment of the Yellow Pine Project, Yellow Pine, Idaho" and is dated December 13, 2006. It is available on SEDAR. In undertaking the preliminary assessment, PAH considered the economic and technical parameters associated with development of the mineralization by open-pit mining. The study, based on PAH's review of previous technical studies and their own work, determined the best treatment approach would be an on-site plant to produce a flotation concentrate that would be refined off-site. The potential development would produce an estimated 1.9 million ounces of gold over a 10-year life. PAH estimated the total capital cost over the project life to be $170 million and preproduction capital to be $150 million. The cost estimates used in the preparation of a preliminary assessment are generally accepted as being within plus or minus 35 to 40% of what might be incurred in actual construction and operations. The costs in the Yellow Pine preliminary assessment are within this level of confidence. However, this preliminary assessment uses mineral resources (mineralized material under SEC Industry Guide 7) and not mineral reserves. Mineral resources (mineralized material under SEC Industry Guide 7) that are not mineral reserves do not have demonstrated economic viability. A determination of mineral reserves would be necessary to demonstrate economic viability of the Yellow Pine gold project.

Long Valley

The Long Valley gold project is located in the Inyo National Forest, about 7 miles east of the town of Mammoth Lakes, in Mono County, California. The property consists of 95 contiguous, unpatented mining claims that cover an area of approximately 1,963 acres. A location map and table describing the claims held by Vista Gold follow.

Unpatented Mining Claims at Long Valley Controlled by Vista Gold

Claim Name	Serial Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Location Date	Annual Holding Fee

Long Valley 1	231947	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 2	231948	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 3	231949	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 4	231950	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 5	231951	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 6	231952	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 7	231953	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 8	231954	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 9	231955	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	11/13/1989	$125

Long Valley 10	231956	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	11/13/1989	$125

Long Valley 11	231957	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	11/13/1989	$125

Long Valley 12	237721	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	7/6/1990	$125

Long Valley 13	237722	Unpatented Lode Mining Claim	20.66	Section 24, T3S, R28E, MDM	7/7/1990	$125

Long Valley 14	237723	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	7/6/1990	$125

Long Valley 15	237724	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	7/6/1990	$125

Long Valley 16	237725	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	7/6/1990	$125

Claim Name	Serial Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Location Date	Annual Holding Fee

Long Valley 17	237726	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	7/6/1990	$125

Long Valley 18	237727	Unpatented Lode Mining Claim	20.66	Section 24, T3S, R28E, MDM	7/7/1990	$125

Long Valley 19	237728	Unpatented Lode Mining Claim	20.66	Section 24, T3S, R28E, MDM	7/7/1990	$125

Long Valley 20	237729	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	7/7/1990	$125

Long Valley 21	237730	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	7/8/1990	$125

Long Valley 22	237731	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	7/8/1990	$125

Long Valley 23	237732	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	7/8/1990	$125

Long Valley 24	237733	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	7/8/1990	$125

Long Valley 25	237734	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	7/8/1990	$125

Long Valley 26	237735	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	7/7/1990	$125

Long Valley 27	237736	Unpatented Lode Mining Claim	20.66	Sections 14, 15, 22 & 23, T3S, R28E, MDM	7/7/1990	$125

Long Valley 28	237737	Unpatented Lode Mining Claim	20.66	Sections 15 and 22, T3S, R28E, MDM	7/7/1990	$125

Long Valley 29	237738	Unpatented Lode Mining Claim	20.66	Sections 15 and 22, T3S, R28E, MDM	7/7/1990	$125

Long Valley 30	237739	Unpatented Lode Mining Claim	20.66	Sections 15 and 22, T3S, R28E, MDM	7/7/1990	$125

Long Valley 31	237740	Unpatented Lode Mining Claim	20.66	Section 15, T3S, R28E, MDM	7/7/1990	$125

Long Valley 32	237741	Unpatented Lode Mining Claim	20.66	Section 15, T3S, R28E, MDM	7/7/1990	$125

Long Valley 33	237742	Unpatented Lode Mining Claim	20.66	Section 15, T3S, R28E, MDM	7/7/1990	$125

Claim Name	Serial Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Location Date	Annual Holding Fee

Long Valley 34	237743	Unpatented Lode Mining Claim	20.66	Sections 14, 15, 22, & 23 T3S, R28E, MDM	7/7/1990	$125

Long Valley 35	237744	Unpatented Lode Mining Claim	20.66	Section 14, T3S, R28E, MDM	7/7/1990	$125

Long Valley 36	237745	Unpatented Lode Mining Claim	20.66	Section 14, T3S, R28E, MDM	7/8/1990	$125

Long Valley 37	237746	Unpatented Lode Mining Claim	20.66	Section 14, T3S, R28E, MDM	7/8/1990	$125

Long Valley 38	237747	Unpatented Lode Mining Claim	20.66	Section 14, T3S, R28E, MDM	7/8/1990	$125

LVR 45	275118	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/18/1998	$125

LVR 46	275119	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/19/1998	$125

LVR 47	275120	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/20/1998	$125

LVR 48	275121	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/21/1998	$125

LVR 49	275122	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/22/1998	$125

LVR 50	275123	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/23/1998	$125

LVR 51	275124	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/24/1998	$125

LVR 52	275125	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/25/1998	$125

LV 57	270604	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	11/7/1996	$125

LV 59	270605	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	11/7/1996	$125

LV 63	242259	Unpatented Lode Mining Claim	20.66	Section 22, T3S, R28E, MDM	12/5/1990	$125

Claim Name	Serial Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Location Date	Annual Holding Fee

LV 64	242260	Unpatented Lode Mining Claim	20.66	Section 22, T3S, R28E, MDM	12/5/1990	$125

LV 65	242261	Unpatented Lode Mining Claim	20.66	Section 22, T3S, R28E, MDM	12/5/1990	$125

LV 66	242262	Unpatented Lode Mining Claim	20.66	Sections 22 & 23, T3S, R28E, MDM	12/5/1990	$125

LV 67	242263	Unpatented Lode Mining Claim	20.66	Sections 23, T3S, R28E, MDM	12/6/1990	$125

LV 68	242264	Unpatented Lode Mining Claim	20.66	Sections 23, T3S, R28E, MDM	12/6/1990	$125

LV 69	242265	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	12/6/1990	$125

LV 70	242266	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

LV 71	242267	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	12/6/1990	$125

LV 72	242268	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

LV 73	242269	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	12/6/1990	$125

LV 74	242270	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

LV 75	242271	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	12/6/1990	$125

LV 76	242272	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

LV 77	242273	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

LV 78	242274	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

LV 79	242275	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

Claim Name	Serial Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Location Date	Annual Holding Fee

LV 80	242276	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

LV 81	242277	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 82	242278	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 83	242279	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 84	242280	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 85	242281	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 86	242282	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 87	242283	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 88	242284	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 89	242285	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 90	242286	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 91	242287	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 92	242288	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 93	242289	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 94	242290	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 95	242291	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

Claim Name	Serial Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Location Date	Annual Holding Fee

LV 96	242292	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 98	242294	Unpatented Lode Mining Claim	20.66	Section 14, T3S, R28E, MDM	12/8/1990	$125

LV 111	242307	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	12/9/1990	$125

LV 112	242308	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	12/9/1990	$125

LV 113	242309	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	12/9/1990	$125

LV 114	242310	Unpatented Lode Mining Claim	20.66	Sections 23 & 24, T3S, R28E, MDM	12/9/1990	$125

LV 115	242311	Unpatented Lode Mining Claim	20.66	Sections 13, 14, 23 & 24, T3S, R28E, MDM	12/9/1990	$125

LV 116	242312	Unpatented Lode Mining Claim	20.66	Section 24, T3S, R28E, MDM	12/9/1990	$125

LV 117	242313	Unpatented Lode Mining Claim	20.66	Sections 13 & 24, T3S, R28E, MDM	12/9/1990	$125

LV 118	270618	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/7/1996	$125

LV 119	270619	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/7/1996	$125

LV 120	242316	Unpatented Lode Mining Claim	20.66	Section 24, T3S, R28E, MDM	12/9/1990	$125

LV 121	270620	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	11/71996	$125

LV 122	242318	Unpatented Lode Mining Claim	20.66	Section 24, T3S, R28E, MDM	12/10/1990	$125

Totals		95 Unpatented Lode Mining Claims	1,962.70			$11,875

Note: all claims are Unpatented Federal Lode Mining Claims and do not expire provided annual fees are paid by August 31 of each year.

On January 22, 2003, we executed an option agreement to acquire 100% of the Long Valley gold project from Standard Industrial Minerals, Inc. ("Standard"). Under the terms of the option agreement, we agreed to pay Standard $750,000 over five years, with annual payments to be due as follows: $100,000 due on each of January 15, 2003, 2004, and 2005; $200,000 due on January 15, 2006, and $250,000 due on January 15, 2007. We made these payments (see Consolidated Financial Statements—Note 5), and in January 2007, exercised our option to purchase the property, which is held through Vista Gold California LLC, an indirect, wholly-owned subsidiary of Vista Gold.

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

Infrastructure and Access

The Long Valley property is located about 7 miles to the east of the town of Mammoth Lakes and about 45 miles north of the town of Bishop, California. Both towns are connected by U.S. Highway 395, which passes a few miles west of the property. Access to the property from the highway is via a series of graded gravel roads. The property is in an undisturbed condition.

Groundwater has been encountered in many exploration drill holes at depths of 200 to 300 feet and should be available in sufficient quantities for processing. It is believed that adequate power is available in the area with no more than a few miles of additional powerline required to reach the property.

Vista Gold has no installations at or near the project.

Geology

The Long Valley gold project claims are contained entirely within the early Pleistocene-age Long Valley Caldera, which has been dated at about 760,000 years old. The caldera is an elongated east-west oval depression measuring some 10 miles by 20 miles and is related to eruption of the Bishop Tuff, which is covered by younger rocks within the caldera.

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

In February 2003, Mine Development Associates of Reno, Nevada ("MDA"), completed an NI 43-101 third-party technical study for Vista Gold on the Long Valley gold project under the direction of Mr. Neil Prenn, an independent Qualified Person. The study is titled "Technical Report, Long Valley Project, Mono County, California, USA" and is dated February 20, 2003. It is available on SEDAR. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Yellow Pine gold project, above a cut-off grade of 0.010 gold ounces per ton, is estimated at 62,275,700 tons grading 0.018 gold ounces per ton.

At the same cut-off grade, under Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 26,596,900 tons grading 0.017 gold ounces per ton, indicated mineral resources are estimated at 41,678,800 tons grading 0.018 gold ounces per ton and inferred mineral resources are estimated at 101,189,000 tons grading 0.018 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

In January 2008, MDA completed an NI 43-101 third-party preliminary assessment for Vista Gold for the Long Valley gold project under the direction of Mr. Neil Prenn, an independent Qualified Person, utilizing standard industry software and estimation methodology. The study is titled "Technical Report, Preliminary Assessment, Long Valley Project, Mono County, California, USA" and is dated January 9, 2008. It is available on SEDAR. In undertaking the preliminary assessment, MDA considered the economic and technical parameters associated with development of mineral resources (mineralized material under SEC Industry Guide 7) within the restraints imposed by the state of California's mining regulations that include a provision that all mined materials not removed from the property be replaced within the perimeter of the excavation. The preliminary assessment evaluated the potential economics of the project assuming that the mineral resources (mineralized material under SEC Industry Guide 7) were mined using open-pit mining methods and processed using heap-leach technology. The metallurgical test work and flowsheet were reviewed and approved for this study by Resource Development Inc. of Wheat Ridge, Colorado. After the pit material has been mined, the remaining waste materials would be backfilled into the pit along with the detoxified heap material. The potential development would produce an estimated 535,300 ounces of gold over an eight-year mine life. MDA estimated start-up capital at $58.8 million and total project capital at $61.8 million. However, this preliminary assessment uses mineral resources (mineralized material under SEC Industry Guide 7) and not mineral reserves. Mineral resources (mineralized material under SEC Industry Guide 7) that are not mineral reserves do not have demonstrated economic viability. A determination of mineral reserves would be necessary to demonstrate economic viability of the Long Valley gold project.

Guadalupe de los Reyes

Guadalupe de los Reyes is located in the western foothills of the Sierra Madre Occidental mountain range, approximately 68 miles by air (124 miles by road) north of the coastal city of Mazatlán, and 19 miles by road southeast of the town of Cosalá in Sinaloa State, Mexico. The property is held through Federal mining concessions totaling about 10,965 acres. A location map and table of mining concessions controlled by Vista follow.

340,000 E
341,000 E
342,000 E
343,000 E
344,000 E
345,000 E
346,000 E
347,000 E
348,000 E
349,000 E
2'691,000 N
2'690,000 N
2'689,000 N
2'688,000 N
2'687,000 N
2'686,000 N
2'685,000 N
2'684,000 N
2'683,000 N
2'682,000 N
NORTH
1 km
LOS REYES TRES
ELOTA
LOS REYES SEIS
LOS REYES FRACCION NORTE
PADRE SANTO
EL FAISAN
PADRE SANTO
LOS REYES CINCO
NORMA
LOS REYES SIETE
SAN PEDRO
PROLONGACION DEL RECUERDO
SAN MANUEL
STO. NIÑO
PATRICIA
SAN PABLO
LOS REYES 8
MARTHA 1
PROLONGACION DEL RECUERDO
EL FAISAN
LOS REYES DOS
NUEVA ESPERANZA
LOS REYES CUATRO
PROLONGACION DEL RECUERDO 2
ARCELIA ISABEL
SAN MIGUEL
LA VICTORIA
DOLORES
Unpaved Access Road
ELOTA
LOS REYES FRACCION OESTE
LOS REYES FRACCION SUR
Vista Gold Corp. Property
Other Property

MEXICO
KILOMETERS
SINALOA
DURANGO
TAMEAPA
BADIRAGUATO
TOPIA
SANTIAGO PAPASQUIARO
POTRERO
CULIACAN
MONTOROS
BARRAZAS
CAMEDERO
NAVOLATO
ALTATA
COSTA RICA
EL SALADO
LA CIENEGA
COACOYOLE
COSALA
EL DORADO
TASAJERA
Guadalupe de los Reyes Project
ACATITA
TAYOLTITA
LAS CRUCES
TABOLES
SAN JUAN
TENCHOQUELITE
EL SALTO
DIMAS
LOS ALTARES
PACIFIC OCEAN
MAZATLAN
VILLA UNION
ROSARIO
ESCUINAPA

**VISTA GOLD CORP.**

## Guadalupe de los Reyes Project

# Mining Concessions

| | |
|---|---|
| Data By: | File Name: |
| Date: May, 2008 | Revision: January 2009 |
| Scale: As Shown | |

Mining Concessions at Guadalupe de los Reyes Controlled by Vista Gold

Concession Name	Serial Number	Surface Area (hectares)	Location Coordinates UTM (NAD27)	(INEGI Official Map No.)	Location Date	Expiration Date	Annual Fees (in Mexican Pesos)

Gaitan Concessions

La Victoria	210803	199.8708		G13C75	11/30/1999	11/29/2049	11,448.60

Prolongación del Recuerdo	210497	91.4591		G13C75	10/8/1999	10/7/2049	5,238.78

Prolongación del Recuerdo Dos	209397	26.6798		G13C75	4/9/1999	4/8/2049	3,055.38

Arcelia Isabel	193499	60.3723		G13C75	12/19/1991	12/18/2041	12,169.84

Dolores	180909	222.0385		G13C75	8/6/1987	8/5/2012	44,758.52

San Luis Concessions:

Los Reyes 8	226037	9.0000		G13C75	11/15/2005	11/14/2055	130

Los Reyes Fracción Oeste	210703	476.9373		G13C75 and G13C85	11/18/1999	11/17/2049	56,278

Los Reyes Fracción Norte	212757	1,334.4710		G13C75	11/22/2000	10/7/2049	78,762

Los Reyes Fracción Sur	212758	598.0985		G13C75	11/22/2000	10/7/2049	35,302

Los Reyes Dos	214131	17.3662		G13C75	8/10/2001	8/9/2051	1,024

Los Reyes Tres	214302	197.0000		G13C75	6/9/2001	5/9/2051	11,628

Los Reyes Cinco	216632	319.9852		G13C75	5/17/2002	5/16/2052	18,886

Los Reyes Cuatro	217757	11.1640	Project centered	G13C75	8/13/2002	8/12/2052	328

Los Reyes Seis	225122	427.6609	at approximately	G13C75	7/22/2005	7/21/2055	6,064

Los Reyes Siete	225123	4.8206	345000E,	G13C75	7/22/2005	7/21/2055	70

San Miguel Concessions:			2686000N

Norma	177858	150.0000		G13C75	4/29/1986	4/28/2011	30,237

San Manuel	188187	55.7681		G13C75	11/22/1990	11/21/2015	11,241.74

El Padre Santo	196148	50.0000		G13C75	7/16/1993	7/15/2043	10,079

Santo Niño	211513	44.0549		G13C75	5/31/2000	5/30/2050	2,523.46

El Faisan	211471	2.6113		G13C75	5/31/2000	3/30/2050	149.58

Patricia	212775	26.2182		G13C75	1/31/2001	1/30/2051	1,501.78

Martha I	213234	46.6801		G13C75	4/10/2001	4/9/2051	2,673.84

San Pedro	212753	9.0000		G13C75	11/22/2000	11/21/2050	515.52

San Pablo	212752	11.1980		G13C75	11/22/2000	11/21/2050	641.42

Nueva Esperanza	184912	33.0000		G13C75	12/6/1989	12/5/2039	6,652.14

San Miguel	185761	11.7455		G13C75	12/14/1989	12/13/2014	2,367.66

MPA Concessions:

Elota	To be determined when title is granted	To be determined when title is granted				Application for title was filed in January 2008

Totals		4,437.2003 hectares				353,726.26 Mexican Pesos

		= 10,964.561 acres				Total in US$ @ an exchange rate on 2/23/09 of US$1.00 = MP$14.81 = US$23,958

On August 1, 2003, we executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. During a due diligence period prior to the signing of the purchase agreement, we made payments to the owner, Sr. Enrique Gaitan Maumejean, totaling $100,000, and upon exercising our option to complete the purchase, paid an additional $200,000. On August 4, 2004, we issued 138,428 Common Shares to Sr. Gaitan in satisfaction of the scheduled payment of $500,000, which could be made in cash or Common Shares at our discretion. An additional $500,000 in cash is to be paid in installments of $100,000 on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. Payments of $100,000 were made in each of 2005, 2006, 2007 and 2008. A 2% net smelter returns royalty will be paid to the previous owner and may be acquired by us at any time for $1.0 million. We retain the right to terminate the agreement at any time.

On December 19, 2007, we announced that we had signed an agreement to acquire Grandcru's interest in two gold/silver mineral properties adjacent to our Guadalupe de los Reyes gold project in Sinaloa, México. The acquisition was completed on January 24, 2008. Under the terms of the agreement, we agreed to (a) pay Grandcru $425,000 less any amounts payable in back taxes on the mining concessions, and pay a private investment group known as the San Miguel Group $75,000, and (b) issue to Grandcru and the San Miguel Group, in aggregate, Common Shares of the Corporation with a value of $1,000,000 (amounting to 213,503 Common Shares) on closing. In addition, we reached agreement with San Luis and with the San Miguel Group to complete the acquisition of their respective interests in the mining concessions at the same time as the closing occurs with Grandcru. We agreed to pay a 2% NSR on all minerals produced payable to the San Miguel Group on the mining concessions known as the San Miguel Concessions. We agreed to pay San Luis a 1% NSR on mining concessions known as the San Luis Concessions and the San Miguel Concessions, and 2% to 3% NSR depending on the gold price on the Corporation's mining concessions known as the Gaitán Concessions. At gold prices below $499.99 per ounce, the royalty payable to San Luis on the Gaitan Concessions will be 2% and at or above $500 per ounce, the royalty will be 3%. Certain of the San Luis Concessions are subject to a pre-existing underlying royalty of 3% NSR payable to Sanluis Corporación, S.A. de C.V.

Infrastructure and Access

Access to the Guadalupe de Los Reyes gold project area is from approximately midway (60 miles) on the toll road that connects the cities of Mazatlan, and Culiacan of the State of Sinaloa, and then to Cosala by a 34-mile, two-lane paved highway. An 18-mile dirt road connects Cosala with the project area. An airstrip for small aircraft is located near Cosala, with public and private service to the cities of Mazatlan, Culiacan and Durango. The nearest source of electric power is in Cosala.

Sporadic underground mining of veins in the district occurred from the 1770s until the 1950s. Currently, Vista Gold has no installations at or near the project.

Geology

Guadalupe de los Reyes occurs in a late Cretaceous-to-Tertiary-age volcanic sequence of rocks. Gold and silver mineralization has been found along a series of northwesterly and west-northwesterly trending structural zones. Mineralization in these zones is typical of low-sulfidation epithermal systems. Eight main target areas have been identified along three major structural zones. Several of these targets have bulk tonnage potential which may be amenable to open-pit mining, including the El Zapote, San Miguel, Guadalupe Mine, Tahonitas, and Noche Buena zones. The El Zapote target occurs in the Mariposa-El Zapote-Tahonitas structural zone on the western side of the project area and has been mapped for a distance of 2 miles. The El Zapote deposit is one of three deposits found along this structural zone, with the inactive underground Mariposa Mine 0.6 miles to the northwest and the Tahonitas prospect 0.3 miles to the southeast. The Guadalupe zone occurs as the northwest extension of the mineralized structures that were developed by underground mining along approximately 3,280 feet of the veins and to some 1,300 feet deep. The Guadalupe zone is found in the northeast portion of the area and has produced the majority of precious metals within the district. The San Miguel and Noche Buena zones are enclosed by the same northwestern trending structure in between the El Zapote-Mariposa and the Guadalupe structures.

In July 2003, a third-party NI 43-101 technical study was performed for Vista Gold by Pincock, Allen & Holt, of Denver, Colorado, under the direction of Mr. Mark G. Stevens, C.P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The study is titled "Technical Report for the Guadalupe de Los Reyes Gold-Silver Project, State of Sinaloa, Western Mexico" and is dated July 17, 2003. The report is available on SEDAR. The study included assay data from 381 reverse circulation drill holes totaling 118,633 feet and the drilling was performed by Northern Crown Mines Limited from 1993 to 1997. Approximately 80% of the project analytical samples were delivered to Bondar-Clegg de Mexico, S.A. de C.V. ("Bondar-Clegg") in Hermosillo, México for sample preparation with assaying done at Bondar-Clegg's assay laboratory in Vancouver, British Columbia. Approximately 20% of the sample preparation and assaying was conducted by SGS-XRAL laboratories in Hermosillo, México. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Guadalupe de los Reyes gold project, above a cut-off grade of 0.015 gold ounces per ton, is estimated at 11,090,000 tons grading 0.044 gold ounces per ton and 0.67 silver ounces per ton.

At the same cut-off grade, under Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, indicated mineral resources are estimated at 6,996,000 tons grading .040 gold ounces per ton and 0.67 silver ounces per ton and inferred mineral resources are estimated at 4,233,000 tons grading 0.059 gold ounces per ton and 1.91 silver ounces per ton. These estimates are only for the ground controlled by Vista Gold prior to the acquisition of lands controlled by Grandcru. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

ITEM 3.    LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, by Vista Gold during the quarter ended December 31, 2008.

EXECUTIVE OFFICERS OF THE CORPORATION

As of December 31, 2008, we had three executive officers, namely Michael B. Richings, Executive Chairman and Chief Executive Officer, Gregory G. Marlier, Chief Financial Officer and Frederick H. Earnest, President and Chief Operating Officer. Information follows as to Mr. Richings, Mr. Marlier and Mr. Earnest.

Name, Position and Age	Held Office Since	Business Experience During Past Five Years

Michael B. Richings Executive Chairman, Chief Executive Officer and Director Age—64	November 6, 2007 (Executive Chairman) May 25, 2004 (Chief Executive Officer)
Executive Chairman and Chief Executive Officer of Vista Gold Corp. from November 2007 to present; Chief Executive Officer of Vista Gold from August 2007 to November 2007; President and Chief Executive Officer of Vista Gold from May 2004 until August 2007; and formerly, President and Chief Executive Officer of Vista Gold from June 1995 to September 2000; retired from Vista Gold September 2000 to May 2004 (continued as a director of Vista Gold and served as consultant to mining industry during that period).

Gregory G. Marlier Chief Financial Officer Age—59	June 1, 2004	Chief Financial Officer of Vista Gold Corp. from June 2004 to present; Chief Financial Officer of Pacific Western Technologies, Ltd. from 2000 to 2004.
Frederick H. Earnest President, Chief Operating Officer and Director Age—47	August 1, 2007
President and Chief Operating Officer of Vista Gold Corp. from August 2007 to present; Senior Vice President, Project Development of Vista Gold from September 2006 to August 2007; President of Pacific Rim Salvador, S.A. de C.V. from June 2004 to September 2006 and General Manager and Legal Representative of Compania Minera Dayton from April 1998 to June 2004.

None of the above executive officers has entered into any arrangement or understanding with any other person pursuant to which he was or is to be appointed or elected as an executive officer of Vista Gold Corp. or a nominee of any other person.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Shares

The Common Shares of Vista Gold Corp. are listed on the NYSE Amex and the Toronto Stock Exchange under the symbol VGZ. The following table sets out the reported high and low sale prices on the NYSE Amex and on the Toronto Stock Exchange for the periods indicated as reported by the exchanges.

		NYSE Amex (US$)		The Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2007	1st quarter	9.10	7.07	10.68	8.32
	2nd quarter	9.45	3.80	10.36	4.07
	3rd quarter	5.79	4.00	5.94	4.08
	4th quarter	7.87	4.15	7.12	4.10
2008	1st quarter	5.95	3.80	5.99	3.04
	2nd quarter	4.65	3.17	4.73	3.10
	3rd quarter	4.82	1.18	5.06	1.87
	4th quarter	2.51	0.77	2.50	0.98

On March 11, 2009, the last reported sale price of the Common Shares of Vista Gold on the NYSE Amex was $1.75 and on the Toronto Stock Exchange was CDN $2.24. As at March 10, 2009, there were 34,475,829 Common Shares issued and outstanding, and we had approximately 450 registered shareholders of record.

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

Stock Performance Graph

The following graph compares the yearly percentage change in the Corporation's cumulative total shareholder return on its Common Shares with the cumulative total return of the S&P/TSX Composite Index and the S&P/TSX Global Gold Index, assuming the reinvestment of dividends, for the last five financial years. This performance chart assumes that $100 was invested on December 31, 2003, in (i) the Corporation's Common Shares at the closing price of the Common Shares on such date of $4.44, as quoted on the NYSE Amex, (ii) the S&P/TSX Composite Index, and (iii) the S&P/TSX Global Gold Index. Canadian dollar closing price quotes on the TSX are converted to US dollars using the noon exchange rate as quoted by the Bank Of Canada for the date of the closing price quote.

DATA TABLE

	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08

Vista Gold Corp.	$100	$86.50	$115.79	$196.57	$114.87	$26.77

S&P/TSX Composite Index	$100	$120.61	$151.79	$173.90	$219.78	$115.23

S&P/TSX Global Gold Index	$100	$97.69	$122.45	$158.44	$177.93	$144.67

On May 10, 2007, Vista Gold transferred its Nevada-based properties to Allied Nevada for which Vista Gold received 26,933,055 shares of Allied Nevada. Of these shares, 25,403,207 were distributed to Vista Gold's shareholders on May 10, 2007. The Board of Directors of Vista Gold determined that the fair market value of each Allied Nevada share on May 10, 2007 was $4.6265. This determination by the Board is not binding and was made to determine whether a deemed dividend arose for Canadian tax purposes. Management believes that the decrease in the trading price of the Corporation's Common Shares during the period following the completion of this transaction, was primarily a result of the transfer of Vista Gold's Nevada-based properties to Allied Nevada and the distribution of a portion of the Allied Nevada shares that Vista Gold received for such transfer.

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

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the "Canadian Tax Act") and the Canada-United States Income Tax Convention (1980) (the "Convention") to the holding and disposition of Common Shares.

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States and is not resident in Canada, (ii) holds all Common Shares solely as capital property, (iii) deals at arm's length with and is not affiliated with Vista Gold, and (iv) does not use or hold and is not deemed to use or hold, any Common Shares in a business carried on in Canada, and none of whose Common Shares constitute "taxable Canadian property" as defined in the Canadian Tax Act (each such individual, a "U.S. Resident").

Generally, a person will be considered to hold a Common Share as capital property provided that the person acquired the shares as a long-term investment, is not a trader or dealer in securities, did not acquire, hold or dispose of the share in a transaction considered to be an adventure or concern in the nature of trade (i.e. speculation), and does not hold the Common Share as inventory in the course of carrying on a business. Special rules, which are not discussed below, may apply to a U.S. Resident who is an insurer that carries on business in Canada and elsewhere.

Generally, a person's Common Shares will not constitute "taxable Canadian property" at a particular time provided that (i) Common Shares are listed on a "designated stock exchange" (which currently includes the Toronto Stock Exchange at that time, and (ii) neither the person nor one or more other persons with whom the first person does not deal at arm's length alone or in any combination held, directly or indirectly, 25% or more of the issued shares of any class in the capital stock of Vista Gold at any time in the 60 months preceding the particular time.

Certain entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) do not qualify as residents of the United States under the provisions of the Convention, according to the published policy of the Canada Revenue Agency (the "CRA").

This summary is based on the current provisions of the Canadian Tax Act and the Convention in effect on the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) on or before the date hereof (the "Tax Proposals"), and the current published administrative and assessing policies of the CRA. It is assumed that all such amendments will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative practice, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations.

  This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations, and is not and is not to be construed as legal or tax advice to any particular holder or prospective holder of Common Shares. Each holder or prospective holder of Common Shares is urged to consult his, her or its own tax advisors for advice with respect to the holder or prospective holder's particular circumstances. The discussion below is qualified accordingly.

This summary does not address any Canadian federal income tax considerations in respect of the transactions pursuant to the Arrangement by which shareholders of Vista Gold exchanged their old common shares and received, subject to applicable withholding taxes, (i) new Common Shares of Vista and (ii) common shares of Allied Nevada. Holders of Common Shares are referred to the Management Information and Proxy Circular of Vista dated October 11, 2006 for a summary of the tax consequences related to these transactions.

Disposition of Common Shares

A U.S. Resident who disposes of a Common Share will not thereby incur any liability for Canadian federal income tax.

Taxation of Dividends on Common Shares

A U.S. Resident who is or is deemed to be paid or credited a dividend on the U.S. Resident's Common Shares will be subject to Canadian withholding tax equal to 15% or, if the U.S. Resident is a company that holds 10% or more of the voting stock of Vista Gold, 5%, of the gross amount of the dividend. A U.S. Resident that is a qualifying religious, scientific, literary, educational or charitable tax-exempt organization or a qualifying trust, company, organization or arrangement operated exclusively to administer or provide pension, retirement or employee benefits and is exempt from tax in the United States may be exempt under the Convention from Canadian withholding tax provided specific administrative procedures are complied with.

U.S. Federal Income Tax Consequences

The following is a summary of the anticipated material U.S. federal income tax consequences to a U.S. Holder (as defined below) arising from and relating to the acquisition, ownership, and disposition of our Common Shares.

This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax consequences that may apply to a U.S. Holder as a result of the acquisition, ownership, and disposition of Common Shares. In addition, this summary does not take into account the individual facts and circumstances of any particular U.S. Holder that may affect the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any U.S. Holder. Each U.S. Holder should consult its own financial advisor, legal counsel, or accountant regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the acquisition, ownership, and disposition of Common Shares.

Scope of this Disclosure

Authorities

This summary is based on the Internal Revenue Code of 1986, as amended (the "Code"), Treasury Regulations (whether final, temporary, or proposed), published rulings of the Internal Revenue Service ("IRS"), published administrative positions of the IRS, the Convention Between Canada and the United States of America with Respect to Taxes on Income and on Capital, signed September 26, 1980, as amended (the "Canada-U.S. Tax Convention"), and U.S. court decisions that are applicable and, in each case, as in effect and available, as of the date of this Annual Report. Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a retroactive basis. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive basis.

U.S. Holders

For purposes of this summary, a "U.S. Holder" is a beneficial owner of Common Shares that, for U.S. federal income tax purposes, is (a) an individual who is a citizen or resident of the U.S., (b) a corporation, or any other entity classified as a corporation for U.S. federal income tax purposes, that is created or organized in or under the laws of the U.S. or any state in the U.S., including the District of Columbia, (c) an estate if the income of such estate is subject to U.S. federal income tax regardless of the source of such income, or (d) a trust if (i) such trust has validly elected to be treated as a U.S. person for U.S. federal income tax purposes or (ii) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of such trust.

Non-U.S. Holders

For purposes of this summary, a "non-U.S. Holder" is a beneficial owner of Common Shares other than a U.S. Holder. This summary does not address the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares to non-U.S. Holders. Accordingly, a non-U.S. Holder should consult its own financial advisor, legal counsel, or accountant regarding the U.S. federal, U.S. state and local, and foreign tax consequences (including the potential application of and operation of any tax treaties) of the acquisition, ownership, and disposition of Common Shares.

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares to U.S. Holders that are subject to special provisions under the Code, including the following U.S. Holders: (a) U.S. Holders that are tax-exempt organizations, qualified retirement plans, individual retirement accounts, or other tax-deferred accounts; (b) U.S. Holders that are financial institutions, insurance companies, real estate investment trusts, or regulated investment companies; (c) U.S. Holders that are dealers in securities or currencies or U.S. Holders that are traders in securities that elect to apply a mark-to-market accounting method; (d) U.S. Holders that have a "functional currency" other than the U.S. dollar; (e) U.S. Holders that are liable for the alternative minimum tax under the Code; (f) U.S. Holders that own Common Shares as part of a straddle, hedging transaction, conversion transaction, constructive sale, or other arrangement involving more than one position; (g) U.S. Holders that acquired Common Shares in connection with the exercise of employee stock options or otherwise as compensation for services; (h) U.S. Holders that hold Common Shares other than as a capital asset within the meaning of Section 1221 of the Code; or (i) U.S. Holders that own, directly or indirectly, 10% or more, by voting power or value, of our outstanding shares. U.S. Holders that are subject to special provisions under the Code, including U.S. Holders described immediately above, should consult their own financial advisor, legal counsel or accountant regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the acquisition, ownership, and disposition of Common Shares.

If an entity that is classified as partnership (or "pass-through" entity) for U.S. federal income tax purposes holds Common Shares, the U.S. federal income tax consequences to such partnership (or "pass-through" entity) and the partners of such partnership (or owners of such "pass-through" entity) generally will depend on the activities of the partnership (or "pass-through" entity) and the status of such partners (or owners). Partners of entities that are classified as partnerships (or owners of "pass-through" entities) for U.S. federal income tax purposes should consult their own financial advisor, legal counsel or accountant regarding the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

Tax Consequences Other than U.S. Federal Income Tax Consequences Not Addressed

This summary does not address the U.S. state and local, U.S. federal estate and gift, or foreign tax consequences to U.S. Holders of the acquisition, ownership, and disposition of Common Shares. Each U.S. Holder should consult its own financial advisor, legal counsel, or accountant regarding the U.S. state and local, U.S. federal estate and gift, and foreign tax consequences of the acquisition, ownership, and disposition of Common Shares. (See "Taxation—Canadian Federal Income Tax Consequences" above).

U.S. Federal Income Tax Consequences of the Acquisition, Ownership, and Disposition of Common Shares

Distributions on Common Shares

General Taxation of Distributions

A U.S. Holder that receives a distribution, including a constructive distribution, with respect to the Common Shares will be required to include the amount of such distribution in gross income as a dividend (without reduction for any Canadian income tax withheld from such distribution) to the extent of our current or accumulated "earnings and profits". To the extent that a distribution exceeds our current and accumulated "earnings and profits", such distribution will be treated (a) first, as a tax-free return of capital to the extent of a U.S. Holder's tax basis in the Common Shares and, (b) thereafter, as gain from the sale or exchange of such Common Shares. (See more detailed discussion at "Disposition of Common Shares" below).

Reduced Tax Rates for Certain Dividends

For taxable years beginning before January 1, 2011, a dividend paid by us generally will be taxed at the preferential tax rates applicable to long-term capital gains if (a) we are a "qualified foreign corporation"

(as defined below), (b) the U.S. Holder receiving such dividend is an individual, estate, or trust, and (c) such dividend is paid on Common Shares that have been held by such U.S. Holder for at least 61 days during the 121-day period beginning 60 days before the "ex-dividend date" (i.e., the first date that a purchaser of such Common Shares will not be entitled to receive such dividend).

We generally will be a "qualified foreign corporation" under Section 1(h)(11) of the Code (a "QFC") if (a) we are eligible for the benefits of the Canada-U.S. Tax Convention, or (b) the Common Shares are readily tradable on an established securities market in the U.S. However, even if we satisfy one or more of such requirements, we will not be treated as a QFC if we are a "passive foreign investment company" (or "PFIC", as defined below) for the taxable year during which we pay a dividend or for the preceding taxable year.

As discussed below, we believe that we were a PFIC for the taxable year ended December 31, 2008. Whether we will be a PFIC for the taxable year ending December 31, 2009 depends on our assets and income over the course of such taxable year and, as a result, cannot be predicted with certainty as of the date of this Annual Report. (See more detailed discussion at "Additional Rules that May Apply to U.S. Holders" below). There can be no assurance that the IRS will not challenge the determination made by us concerning our PFIC status. Accordingly, there can be no assurances that we will be a QFC for the current or any future taxable year.

If we are not a QFC, a dividend paid by us to a U.S. Holder, including a U.S. Holder that is an individual, estate, or trust, generally will be taxed at ordinary income tax rates (and not at the preferential tax rates applicable to long-term capital gains). The dividend rules are complex, and each U.S. Holder should consult its own financial advisor, legal counsel, or accountant regarding the dividend rules.

Distributions Paid in Foreign Currency

The amount of a distribution paid to a U.S. Holder in foreign currency generally will be equal to the U.S. dollar value of such distribution based on the exchange rate applicable on the date of receipt. A U.S. Holder that does not convert foreign currency received as a distribution into U.S. dollars on the date of receipt generally will have a tax basis in such foreign currency equal to the U.S. dollar value of such foreign currency on the date of receipt. Such a U.S. Holder generally will recognize ordinary income or loss on the subsequent sale or other taxable disposition of such foreign currency (including an exchange for U.S. dollars).

Dividends Received Deduction

Dividends paid on the Common Shares generally will not be eligible for the "dividends received deduction." The availability of the dividends received deduction is subject to complex limitations that are beyond the scope of this discussion, and a U.S. Holder that is a corporation should consult its own financial advisor, legal counsel, or accountant regarding the dividends received deduction.

Disposition of Common Shares

A U.S. Holder will recognize gain or loss on the sale or other taxable disposition of Common Shares in an amount equal to the difference, if any, between (a) the amount of cash plus the fair market value of any property received and (b) such U.S. Holder's tax basis in the Common Shares sold or otherwise disposed of. Subject to the passive foreign investment company rules discussed below, any such gain or loss generally will be capital gain or loss, which will be long-term capital gain or loss if the Common Shares are held for more than one year. Gain or loss recognized by a U.S. Holder on the sale or other taxable disposition of Common Shares generally will be treated as "U.S. source" for purposes of applying the U.S. foreign tax credit rules, unless the gain is subject to tax in Canada and resourced as foreign source gain under the provisions of the Canada-U.S. Tax Convention and such U.S. Holder makes an election under the Code to treat such gain as foreign source. (See more detailed discussion at "Foreign Tax Credit" below).

Preferential tax rates apply to long-term capital gains of a U.S. Holder that is an individual, estate, or trust. There are currently no preferential tax rates for long-term capital gains of a U.S. Holder that is a corporation. Deductions for capital losses and net capital losses are subject to complex limitations. For a U.S. Holder that is an individual, estate, or trust, capital losses may be used to offset capital gains and up to US$3,000 of ordinary income. An unused capital loss of a U.S. Holder that is an individual, estate, or trust generally may be carried forward to subsequent taxable years, until such net capital loss is exhausted. For a U.S. Holder that is a corporation, capital losses may be used to offset capital gains, and an unused capital loss generally may be carried back three years and carried forward five years from the year in which such net capital loss is recognized.

Foreign Tax Credit

A U.S. Holder who pays (whether directly or through withholding) Canadian income tax with respect to dividends paid on the Common Shares generally will be entitled, at the election of such U.S. Holder, to receive either a deduction or a credit for such Canadian income tax paid. Generally, a credit will reduce a U.S. Holder's U.S. federal income tax liability on a dollar-for-dollar basis, whereas a deduction will reduce a U.S. Holder's income subject to U.S. federal income tax. This election is made on a year-by-year basis and applies to all foreign taxes paid (whether directly or through withholding) by a U.S. Holder during a year.

Complex limitations apply to the foreign tax credit, including the general limitation that the credit cannot exceed the proportionate share of a U.S. Holder's U.S. federal income tax liability that such U.S. Holder's "foreign source" taxable income bears to such U.S. Holder's worldwide taxable income. In applying this limitation, a U.S. Holder's various items of income and deduction must be classified, under complex rules, as either "foreign source" or "U.S. source." In addition, this limitation is calculated separately with respect to specific categories of income. Dividends paid by us generally will constitute "foreign source" income and generally will be categorized as "passive income." The foreign tax credit rules are complex, and each U.S. Holder should consult its own financial advisor, legal counsel, or accountant regarding the foreign tax credit rules.

Information Reporting; Backup Withholding Tax

Payments made within the U.S., or by a U.S. payor or U.S. middleman, of dividends on, and proceeds arising from certain sales or other taxable dispositions of, Common Shares generally will be subject to information reporting and backup withholding tax, at the rate of 28%, if a U.S. Holder (a) fails to furnish such U.S. Holder's correct U.S. taxpayer identification number (generally on Form W-9), (b) furnishes an incorrect U.S. taxpayer identification number, (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax, or (d) fails to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax. However, U.S. Holders that are corporations generally are excluded from these information reporting and backup withholding tax rules. Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a credit against a U.S. Holder's U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder furnishes required information to the IRS. Each U.S. Holder should consult its own financial advisor, legal counsel, or accountant regarding the information reporting and backup withholding tax rules.

Additional Rules that May Apply to U.S. Holders

If we are a "controlled foreign corporation," or a "passive foreign investment company" (each as defined below), the preceding sections of this summary may not describe the U.S. federal income tax consequences to U.S. Holders of the acquisition, ownership, and disposition of Common Shares.

Controlled Foreign Corporation

We generally will be a "controlled foreign corporation" under Section 957 of the Code (a "CFC") if more than 50% of the total voting power or the total value of our outstanding shares are owned, directly or indirectly, by citizens or residents of the U.S., domestic partnerships, domestic corporations, domestic estates, or domestic trusts (each as defined in Section 7701(a)(30) of the Code), each of which own, directly or indirectly, 10% or more of the total voting power of our outstanding shares (a "10% Shareholder").

If we are a CFC, a 10% Shareholder generally will be subject to current U.S. federal income tax with respect to (a) such 10% Shareholder's pro rata share of the "subpart F income" (as defined in Section 952 of the Code) of the Company and (b) such 10% Shareholder's pro rata share of our earnings invested in "United States property" (as defined in Section 956 of the Code). In addition, under Section 1248 of the Code, any gain recognized on the sale or other taxable disposition of Common Shares by a U.S. Holder that was a 10%

Shareholder at any time during the five-year period ending with such sale or other taxable disposition generally will be treated as a dividend to the extent of the "earnings and profits" of the Company that are attributable to such Common Shares. If we are both a CFC and a PFIC (as defined below), we generally will be treated as a CFC (and not as a PFIC) with respect to any 10% Shareholder.

We do not believe that we have previously been, or currently are a CFC. However, there can be no assurance that we will not be a CFC for the current or any future taxable year.

Passive Foreign Investment Company

We generally will be a PFIC under Section 1297 of the Code if, for a taxable year, (a) 75% or more of our gross income for such taxable year is passive income or (b) 50% or more of the assets held by us either produce passive income or are held for the production of passive income, based on the fair market value of such assets (or on the adjusted tax basis of such assets, if we are not publicly traded and either is a "controlled foreign corporation" or makes an election). "Passive income" includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions.

For purposes of the PFIC income test and asset test described above, if we own, directly or indirectly, 25% or more of the total value of the outstanding shares of another foreign corporation, we will be treated as if it (a) held a proportionate share of the assets of such other foreign corporation and (b) received directly a proportionate share of the income of such other foreign corporation. In addition, for purposes of the PFIC income test and asset test described above, "passive income" does not include any interest, dividends, rents, or royalties that are received or accrued by us from a "related person" (as defined in Section 954(d)(3) of the Code), to the extent such items are properly allocable to the income of such related person that is not passive income.

We believe that we were a PFIC for the taxable year ended December 31, 2008. Whether we will be a PFIC for the taxable year ending December 31, 2009 depends on our assets and income over the course of the taxable year ending December 31, 2009 and, as a result, cannot be predicted with certainty as of the date of this Annual Report. In addition, there can be no assurance that the IRS will not challenge our determination concerning our PFIC status or that we will not be a PFIC for the current or any future taxable year.

Default PFIC Rules Under Section 1291 of the Code

If we are a PFIC, the U.S. federal income tax consequences to a U.S. Holder of the acquisition, ownership, and disposition of Common Shares will depend on whether such U.S. Holder makes an election to treat the Company as a "qualified electing fund" or "QEF" under Section 1295 of the Code (a "QEF Election") or a mark-to-market election under Section 1296 of the Code (a "Mark-to-Market Election"). A U.S. Holder that does not make either a QEF Election or a Mark-to-Market Election will be referred to in this summary as a "Non-Electing U.S. Holder."

A Non-Electing U.S. Holder will be subject to the rules of Section 1291 of the Code with respect to (a) any gain recognized on the sale or other taxable disposition of Common Shares and (b) any excess distribution paid on the Common Shares. A distribution generally will be an "excess distribution" to the extent that such distribution (together with all other distributions received in the current taxable year) exceeds 125% of the average distributions received during the three preceding taxable years (or during a U.S. Holder's holding period for the Common Shares, if shorter).

Under Section 1291 of the Code, any gain recognized on the sale or other taxable disposition of Common Shares, and any excess distribution paid on the Common Shares, must be rateably allocated to each day in a Non-Electing U.S. Holder's holding period for the Common Shares. The amount of any such gain or excess distribution allocated to prior years of such Non-Electing U.S. Holder's holding period for the Class Common Shares (other than years prior to the first taxable year of the Company during such Non-Electing U.S. Holder's holding period and beginning after December 31, 1986 for which we was not a PFIC) will be subject to U.S. federal income tax at the highest tax applicable to ordinary income in each such prior year. A Non-Electing U.S. Holder will be required to pay interest on the resulting tax liability for each such prior year, calculated as if such tax liability had been due in each such prior year. Such a Non-Electing U.S. Holder that is not a corporation must treat any such interest paid as "personal interest," which is not deductible. The amount of any such gain or excess distribution allocated to the current year of such Non-Electing U.S. Holder's holding period for the Common Shares will be treated as ordinary income in the current year, and no interest charge will be incurred with respect to the resulting tax liability for the current year.

If we are a PFIC for any taxable year during which a Non-Electing U.S. Holder holds Common Shares, we will continue to be treated as a PFIC with respect to such Non-Electing U.S. Holder, regardless of whether we cease to be a PFIC in one or more subsequent years. A Non-Electing U.S. Holder may terminate this deemed PFIC status by electing to recognize gain (which will be taxed under the rules of Section 1291 of the Code discussed above) as if such Common Shares were sold on the last day of the last taxable year for which the Company was a PFIC.

QEF Election

A U.S. Holder that makes a QEF Election generally will not be subject to the rules of Section 1291 of the Code discussed above. However, a U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such U.S. Holder's pro rata share of (a) the net capital gain of the Company, which will be taxed as long-term capital gain to such U.S. Holder, and (b) and the ordinary earnings of the Company, which will be taxed as ordinary income to such U.S. Holder. Generally, "net capital gain" is the excess of (a) net long-term capital gain over (b) net short-term capital loss, and "ordinary earnings" are the excess of (a) "earnings and profits" over (b) net capital gain. A U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such amounts for each taxable year in which we are a PFIC, regardless of whether such amounts are actually distributed to such U.S. Holder by us. However, a U.S. Holder that makes a QEF Election may, subject to certain limitations, elect to defer payment of current U.S. federal income tax on such amounts, subject to an interest charge. If such U.S. Holder is not a corporation, any such interest paid will be treated as "personal interest," which is not deductible.

A U.S. Holder that makes a QEF Election generally also (a) may receive a tax-free distribution from us to the extent that such distribution represents "earnings and profits" of the Company that were previously included in income by the U.S. Holder because of such QEF Election and (b) will adjust such U.S. Holder's tax basis in the Common Shares to reflect the amount included in income or allowed as a tax-free distribution because of such QEF Election. In addition, a U.S. Holder that makes a QEF Election generally will recognize capital gain or loss on the sale or other taxable disposition of Common Shares.

The procedure for making a QEF Election, and the U.S. federal income tax consequences of making a QEF Election, will depend on whether such QEF Election is timely. A QEF Election will be treated as "timely" if such QEF Election is made for the first year in the U.S. Holder's holding period for the Common Shares in which we were a PFIC. A U.S. Holder may make a timely QEF Election by filing the appropriate QEF Election documents at the time such U.S. Holder files a U.S. federal income tax return for such first year. However, if we were a PFIC in a prior year, then in addition to filing the QEF Election documents, a U.S. Holder must elect to recognize (a) a gain (which will be taxed under the rules of Section 1291 of the Code discussed above) as if the Common Shares were sold on the qualification date or (b) if we were also a CFC, such U.S. Holder's pro rata share of the post-1986 "earnings and profits" of the Company as of the qualification date. The "qualification date" is the first day of the first taxable year in which we were a QEF with respect to such U.S. Holder. The election to recognize such gain or "earnings and profits" can only be made if such U.S. Holder's holding period for the Common Shares includes the qualification date. By electing to recognize such gain or "earnings and profits," such U.S. Holder will be deemed to have made a timely QEF Election. In addition, under very limited circumstances, a U.S. Holder may make a retroactive QEF Election if such U.S. Holder failed to file the QEF Election documents in a timely manner.

A QEF Election will apply to the taxable year for which such QEF Election is made and to all subsequent taxable years, unless such QEF Election is invalidated or terminated or the IRS consents to revocation of such QEF Election. If a U.S. Holder makes a QEF Election and, in a subsequent taxable year, we cease to be a PFIC, the QEF Election will remain in effect (although it will not be applicable) during those taxable years in which we are not a PFIC. Accordingly, if we become a PFIC in another subsequent taxable year, the QEF Election will be effective and the U.S. Holder will be subject to the QEF rules described above during any such subsequent taxable year in which we qualify as a PFIC. In addition, the QEF Election will remain in effect (although it will not be applicable) with respect to a U.S. Holder even after such U.S. Holder disposes of all of such U.S. Holder's direct and indirect interest in the Common Shares. Accordingly, if such U.S. Holder reacquires an interest in the Company, such U.S. Holder will be subject to the QEF rules described above for each taxable year in which we are a PFIC.

Each U.S. Holder should consult its own financial advisor, legal counsel, or accountant regarding the availability of, and procedure for making, a QEF Election. U.S. Holders should be aware that there can be no assurance that we will satisfy record keeping requirements that apply to a QEF, or that we will supply U.S. Holders with information that such U.S. Holders require to report under the QEF rules, in event that we are a PFIC and a U.S. Holder wishes to make a QEF Election.

Mark-to-Market Election

A U.S. Holder may make a Mark-to-Market Election only if the Common Shares are marketable stock. The Common Shares generally will be "marketable stock" if the Common Shares are regularly traded on (a) a national securities exchange that is registered with the Securities and Exchange Commission, (b) the national market system established pursuant to section 11A of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), or (c) a foreign securities exchange that is regulated or supervised by a governmental authority of the country in which the market is located, provided that (i) such foreign exchange has trading volume, listing, financial disclosure, and other requirements and the laws of the country in which such foreign exchange is located, together with the rules of such foreign exchange, ensure that such requirements are actually enforced and (ii) the rules of such foreign exchange ensure active trading of listed stocks.

A U.S. Holder that makes a Mark-to-Market Election generally will not be subject to the rules of Section 1291 of the Code discussed above. However, if a U.S. Holder makes a Mark-to-Market Election after the beginning of such U.S. Holder's holding period for the Common Shares and such U.S. Holder has not made a timely QEF Election, the rules of Section 1291 of the Code discussed above will apply to certain dispositions of, and distributions on, the Common Shares.

A U.S. Holder that makes a Mark-to-Market Election will include in ordinary income, for each taxable year in which we are a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the Common Shares as of the close of such taxable year over (b) such U.S. Holder's tax basis in such Common Shares. A U.S. Holder that makes a Mark-to-Market Election will be allowed a deduction in an amount equal to the lesser of (a) the excess, if any, of (i) such U.S. Holder's adjusted tax basis in the Common Shares over (ii) the fair market value of such Common Shares as of the close of such taxable year or (b) the excess, if any, of (i) the amount included in ordinary income because of such Mark-to-Market Election for prior taxable years over (ii) the amount allowed as a deduction because of such Mark-to-Market Election for prior taxable years.

A U.S. Holder that makes a Mark-to-Market Election generally also will adjust such U.S. Holder's tax basis in the Common Shares to reflect the amount included in gross income or allowed as a deduction because of such Mark-to-Market Election. In addition, upon a sale or other taxable disposition of Common Shares, a U.S. Holder that makes a Mark-to-Market Election will recognize ordinary income or loss (not to exceed the excess, if any, of (a) the amount included in ordinary income because of such Mark-to-Market Election for prior taxable years over (b) the amount allowed as a deduction because of such Mark-to-Market Election for prior taxable years).

A Mark-to-Market Election applies to the taxable year in which such Mark-to-Market Election is made and to each subsequent taxable year, unless the Common Shares cease to be "marketable stock" or the IRS consents to revocation of such election. Each U.S. Holder should consult its own financial advisor, legal counsel, or accountant regarding the availability of, and procedure for making, a Mark-to-Market Election.

Other PFIC Rules

Under Section 1291(f) of the Code, the IRS has issued proposed Treasury Regulations that, subject to certain exceptions, would cause a U.S. Holder that had not made a timely QEF Election to recognize gain (but not loss) upon certain transfers of Common Shares that would otherwise be tax-deferred (e.g., gifts and exchanges pursuant to corporate reorganizations). However, the specific U.S. federal income tax consequences to a U.S. Holder may vary based on the manner in which Common Shares are transferred.

Certain additional adverse rules will apply with respect to a U.S. Holder if we are a PFIC, regardless of whether such U.S. Holder makes a QEF Election. For example under Section 1298(b)(6) of the Code, a U.S. Holder that uses Common Shares as security for a loan will, except as may be provided in Treasury Regulations, be treated as having made a taxable disposition of such Common Shares.

The PFIC rules are complex, and each U.S. Holder should consult its own financial advisor, legal counsel, or accountant regarding the PFIC rules and how the PFIC rules may affect the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

Unregistered Sales of Equity Securities

Our unregistered sales of equity securities during the year ended December 31, 2008, have previously been reported on Current Reports on Form 8-K dated as follows: January 24, 2008; February 4, 2008; and March 3, 2008.

Repurchase of Securities

During 2008, neither the Corporation nor any affiliate of the Corporation repurchased common shares of the Corporation registered under Section 12 of the Exchange Act.

ITEM 6.    SELECTED FINANCIAL DATA.

The selected financial data in the table below have been selected in part, from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in Canada. The selected financial data should be read in conjunction with those financial statements and the notes thereto.

	Years ended December 31
	2008	2007	2006	2005	2004
	(restated)
	(U.S. $000's, except loss per share)
Results of operations
Net loss	9,973	13,150	4,171	4,584	4,924
Basic and diluted loss per share	0.29	0.41	0.16	0.24	0.31
Financial position
Working capital	$21,209	$27,254	$49,693	$2,642	$6,570
Total assets	75,765	51,346	92,731	37,999	32,788
Long-term debt and non-current liabilities	24,527	—	4,877	4,144	4,188
Shareholders' equity	51,238	50,652	87,127	33,403	28,344

Effective September 30, 2008, the Corporation adopted the Emerging Issues Committee Abstract 172 ("EIC 172"), "Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain in Other Comprehensive Income." EIC 172 provides guidance on whether the tax benefit from the recognition of previously unrecognized tax loss carryforwards consequent to the recording of unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale financial assets, should be recognized in net income or in other comprehensive income. EIC 172 should be applied retrospectively, with restatement of prior periods from January 1, 2007, the date of adoption of CICA (as defined below) Section 3855, "Financial Instruments—Recognition and Measurement."

The adoption of EIC 172 resulted in a reclassification of $1,132,000 of income tax recovery from the accumulated other comprehensive income balance to the accumulated deficit as of December 31, 2007. It also decreased the Corporation's loss for the period ended December 31, 2007 by $1,051,000. During 2008, the Corporation incurred a tax loss of $320,000 as the value of Vista's available-for-sale securities declined.

Had our consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would have been reported as follows (see also Note 19 of the Consolidated Financial Statements).

	Years ended December 31
	2008	2007	2006	2005	2004
	(U.S. $000's, except loss per share)
Results of operations
Net loss	15,320	15,067	6,810	5,353	5,897
Basic and diluted loss per share	0.45	0.47	0.26	0.28	0.37
Financial position
Working capital	$21,209	$27,254	$50,234	$2,738	$6,644
Total assets	55,332	37,883	79,367	26,825	22,775
Long-term debt and non-current liabilities	28,719	—	4,877	4,144	4,188
Shareholders' equity	25,810	37,189	73,763	22,229	18,331

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2008, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada. Reference to Note 19 to the consolidated financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements. All amounts stated herein are in U.S. dollars in thousands, except loss per share, and gold price per ounce, unless specified otherwise.

Overview

We are engaged in the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects with the aim of adding value to the projects. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the mineralized material (mineral resources under Canadian guidelines) and mineral reserves. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling and re-engineering the operating assumptions underlying previous engineering work. In 2007, the Board of Directors and management reevaluated the corporate strategy regarding the development of the Corporation's more advanced projects. As a result of this reevaluation, the Corporation has begun moving its more advanced projects toward production by undertaking advanced engineering studies, including feasibility studies as appropriate.

Our holdings include the Paredones Amarillos and Guadalupe de los Reyes gold projects in Mexico; the Mt. Todd gold project in Australia; the Yellow Pine gold project in Idaho; the Long Valley gold project in California; the Awak Mas gold project in Indonesia; and claims located in Colorado and Utah. We also own approximately 25% of the shares of Zamora Gold Corp., a company exploring for gold in Ecuador.

Outlook

Gold prices started 2008 at $841 per ounce and finished the year at $865 per ounce as quoted on the London Metal Exchange morning quote. This rise of approximately 3% during the year reflected factors such as rising oil prices, global instability, real and threatened terrorism activities, the war in Iraq, and the rise in demand for investment and jewelry. Current prices are at a 25-year high and no assurance can be given that such prices will be sustained.

At the end of 2008, we owned or controlled six properties containing mineralized material. In the early part of 2007, we decided with the higher gold prices, to bring the more advanced projects, such as Paredones Amarillos and Mt. Todd, to production decisions. The emphasis in late 2007 was to start a bankable feasibility study on Paredones Amarillos with a major mining consultant being contracted to manage this study, which was completed in September 2008. In addition, we believe that additional value can be added to most of the remaining projects through exploration drilling and engineering studies, thus advancing them closer to a production decision.

We do not currently generate operating cash flows. Subject to sustained gold prices and the risk factors disclosed in "Part I—Item 1A. Risk Factors" above, we hope to generate revenues and cash flows in the future. We may generate revenues and cash flows from our portfolio of gold projects by several means, including but not limited to options or leases to third parties, joint venture arrangements with other gold producers, outright sales for cash and/or royalties, or project development and operation.

With respect to our current property holdings, aggregate expenditures for purchase installments, to maintain options and conduct exploration activities are currently anticipated being approximately $4,600 in 2009 and $2,800 in 2010. As at December 31, 2008, we had working capital of $21,209 and cash on hand of $13,266. At present, we believe that the current cash balances as of December 31, 2008 of $13,266 and marketable securities of $8,153 will cover these activities as well as general and administrative expenses and our semi-annual interest payments associated with the Notes through 2010. In subsequent years, we anticipate that we will need to raise additional capital to meet property purchase installment obligations and scheduled payments on those properties that we decide to retain under option. Further, additional capital would be necessary to advance the projects to a positive production decisions; and to conduct additional exploration drilling and engineering studies on current properties. Additional capital may be raised via revenues, if earned, equity and/or debt financings. However, there can be no assurance that we will be successful in efforts to raise additional capital.

Results from Operations

Summary

Our 2008 consolidated net loss was $9,973 or $0.29 per share compared to the 2007 consolidated net loss of $13,150 or $0.41 per share for a net decrease of $3,177. The decrease of $3,177 in 2008 is primarily the result of the impairment of the Amayapampa gold project of $5,513 and costs related to the completion of the Arrangement Agreement of $2,901, both of which occurred during the 2007 period. These amounts are offset by decreased interest income of $719, an increase in interest expense of $2,004, an increase in the income tax expense of $1,371, an increase in the impairment loss of $558 with respect to certain marketable securities, costs to dispose of the Amayapampa gold project of $132 and an increase in the loss on currency translation of $343.

Our 2007 consolidated net loss was $13,150 or $0.41 per share compared to the 2006 consolidated net loss of $4,171 or $0.16 per share for a net increase of $8,979. The increase of $8,979 in 2007 is primarily the result of the impairment of the Amayapampa project of $5,513, costs related to the completion of the Arrangement of $2,901, increased corporate administration and investor relations costs of $2,661 and increased exploration, property evaluation and holdings costs of $317; partially offset by an increase in the income tax benefit of $1,051.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $1,043 during the year ended December 31, 2008, compared with $734 for the same period in 2007. The increase of $309 is primarily due to increases in holding costs at the Paredones Amarillos gold project of $267 and the Mt. Todd gold project of $118. The increase in costs at the Paredones Amarillos gold project reflects increasing consultant fees for activities related to permitting and other administrative work and accounting fees as we evaluate financial and tax implications to Vista Gold as we move the project towards a development decision. The increase at the Mt. Todd gold project is primarily the result of an increase in tenement expenditures.

Exploration, property evaluation and holding costs increased to $734 during the year ended December 31, 2007, compared with $417 for the same period in 2006. The increase of $317 is primarily due to an increase in holding costs at the Paredones Amarillos project of $215. The increase reflects increasing consultant fees for activities related to permitting and other administrative work and accounting fees as we evaluate financial and tax implications to Vista Gold as we move the project towards a development decision. The remaining increase can be attributed to Vista Gold's increased business development efforts following the completion of the Arrangement.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $5,476 during the year ended December 31, 2008, compared to $5,162 in 2007. The slight increase of $314 from the prior period is primarily due to an increase in labor and benefit costs of $325, which is mostly the result of a severance charge of $215 for lay-offs at the Awak Mas gold project and increased salary and benefit charges of $100 for the addition of new employees as we head towards the development of certain projects.

Corporate administration and investor relations costs increased to $5,162 during the year ended December 31, 2007, compared to $2,501 in 2006. The increase of $2,661 from the prior period is primarily due to the following:

  •
  An increase in non cash stock-based compensation expense of $1,412 compared to the prior period. This is due to an increase of $700 for options vesting immediately upon the grant date, an increase of $517 from the prior year for options granted and vesting over time and a decrease of $188 in the allocation of stock-based compensation expense to Allied Nevada during the 2007 period;

  •
  A decrease in the allocation of certain corporate expenses to Allied Nevada as part of the Arrangement Agreement of $606 compared to the prior period;

  •
  An increase in labor and benefit costs of $302 compared to the prior period. This increase is due to the addition of employees as we head towards anticipated development of certain projects; and

  •
  An increase in investor relations costs of $101 compared to prior period. This increase is due to increased communication programs resulting from a change in strategic direction towards production and the need to communicate developmental issues on one of our projects in 2008.

Depreciation and amortization

Depreciation and amortization expense increased to $170 during the twelve-month period ended December 31, 2008 as compared to $112 for the same period in 2007. This increase is mostly due to capital expenditures at both the Mt. Todd gold mine and the Paredones Amarillos gold project during 2008 that have begun being depreciated.

Depreciation and amortization expense increased to $112 during the twelve-month period ended December 31, 2007 as compared to $42 for the same period in 2006. This increase is mostly due to capital expenditures at the Mt. Todd gold mine during 2007 that have begun being depreciated.

Other Income and Expenses

Interest income

Interest income was $509 during the twelve-month period ended December 31, 2008, as compared to $1,228 for the same period in 2007. The decrease of $719, from the respective prior period is primarily attributable to a decrease in interest earned on our liquid savings accounts as compared to the same period in 2007. This decrease is due to Vista Gold's decision to no longer purchase short-term commercial paper due to the declining interest rates in the market.

Interest income increased to $1,228 during the twelve-month period ended December 31, 2007 as compared to $673 for the same period in 2006. This increase is the result of an increase in interest earned on our liquid savings account which can be attributed to higher cash balances and higher interest rates.

Interest expense

Interest expense was $2,004 during the twelve-month period ended December 31, 2008. Of this amount, $837 is attributable to the accretion of the debt discount and $1,167 is attributable to interest expense. These amounts are approximately 47% of the full interest expense associated with the issuance of the Notes. We are able to capitalize the remaining 53% as additions to mineral properties in accordance with SFAS No. 34 and our accounting policy. During 2007 and 2006, we did not incur any interest expense as we had no commercial debt during these years.

Gain/(loss) on disposal of marketable securities

In 2008, we realized a loss on disposal of marketable securities of $98, compared to a gain of $158 in 2007 and a gain of $129 in 2006. In 2008 the loss on disposal of marketable securities was the result of selling certain available-for-sale securities that had a book value of $203 for proceeds of $105.

In 2007 the gain on disposal of marketable securities was the result of selling certain available-for-sale securities that had a book value of $38 for proceeds of $258. We allocated $62 of the gain on disposal of marketable securities to Allied Nevada as part of the completion of the Arrangement Agreement. These costs were allocated as part of the general overhead income and expense allocation.

In 2006 the gain on disposal of marketable securities was the result of selling certain available-for-sale securities that had a book value of $190 for proceeds of $380. We allocated $61 of the gain on disposal of marketable securities to Allied Nevada as part of the completion of the Arrangement Agreement. These costs were allocated as part of the general overhead income and expense allocation.

At December 31, 2008, we held marketable securities available for sale with a quoted market value of $8,153. With the exception of our shares of Allied Nevada common stock, as discussed herein, we purchased the securities for investing purposes with the intent to hold the securities until such time that it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, the market status of the securities is consistently monitored in order to mitigate the risk of loss on the investment. At December 31, 2008, also included in marketable securities were 1,529,848 shares of Allied Nevada common stock at a quoted market value of $7,741. We will hold these shares until such time that it would be advantageous to sell the securities at a gain.

Income tax (benefit)/expense

Effective September 30, 2008, the Corporation adopted EIC 172, which provides guidance on whether the tax benefit from the recognition of previously unrecognized tax loss carryforwards consequent to the recording of unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale financial assets, should be recognized in net income or in other comprehensive income. EIC 172 should be applied retrospectively, with restatement of prior periods from January 1, 2007, the date of adoption of CICA 3855.

Income tax expense was $320 for the year ended December 31, 2008 as compared to an income tax benefit of $1,051 for the 2007 period. The increase of $1,371 in expense as compared to the benefit from the 2007 period is attributable to the declining market during 2008, in which we have had more unrealized losses as compared to 2007 where we had more unrealized gains. There was no income tax benefit or expense during the 2006 period as the company had not yet adopted CICA 3855 and as a result did not record unrealized holding gains or losses on its available-for-sale securities.

Write-down of marketable securities

The write-down of marketable securities was $583 for the year ended December 31, 2008 as compared to a write-down of marketable securities of $25 for the 2007 period. There were no write-downs during the year ended December 31, 2006. At December 31, 2008, Vista Gold evaluated the market value of its available-for-sale securities and found that certain securities had become impaired. These securities were written down to their fair market value as of December 31, 2008. In 2007, the write-down of marketable securities was due to the expiration of warrants with a value of $25.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities in 2008 was $7,638 compared to $4,285 in 2007 and $1,508 in 2006. The increase of $3,353 in 2008 as compared to 2007 is mostly the result of aggregate interest payments of $2,342 made on June 15, 2008 and December 15, 2008 for the Notes and an increase in the loss from continuing operations of $2,848, which has been partially offset by an increase in non-cash items of $2,111.

Net cash used in operating activities in 2007 was $4,285 compared to $1,508 in 2006. The increase of $2,777 in 2007 as compared to 2006 is primarily due to an increase in the loss from continuing operations of $4,912 and an increase in cash used for accounts payable, accrued liabilities and other of $602, which is partially offset by an increase in non-cash items of $2,260.

Investing Activities

Net cash used in investing activities in 2008 was $26,913 compared to $31,349 in 2007. The decrease of $4,436 is mostly the result of a decrease of $24,517 in the cash transferred to Allied Nevada in conjunction with the completion of the Plan of Arrangement in May 2007, which has been offset by the following:

  •
  An increase in additions to plant and equipment of $17,524. On March 4, 2008, with the completion of a brokered private placement of $30,000 principal amount of the Notes (see "Financing activities" below) we used $16,000 of the proceeds towards the purchase of gold processing equipment to be used at our Paredones Amarillos gold project. The aggregate purchase price was approximately $16,000, which included the costs of relocating the equipment to Edmonton, Alberta, Canada. The purchase was finalized in April 2008 with the completion of the relocation of the major equipment components to Edmonton. There were no similar purchases during the 2007 period.

  •
  An increase in the acquisition of mineral properties of $452. On January 24, 2008, we completed the acquisition of interests in various mineral properties adjacent to our Guadalupe de los Reyes gold project in Mexico. The consideration paid by Vista Gold for the acquisition of these interests included cash payments totaling $452 and the issuance of a total of 213,503 Common Shares of Vista Gold (with an aggregate fair value of $1,000) to various parties.

  •
  An increase in the additions to mineral properties of $2,149. This increase primarily reflects the costs associated with the feasibility study for the Paredones Amarillos gold project and a drilling program at the Mt. Todd gold project.

Net cash used in investing activities in 2007 was $31,349 compared to $3,682 in 2006. The increase of $27,667 mostly reflects $24,517 cash transferred to Allied Nevada in conjunction with the Arrangement Agreement representing our payment of $25,000 less $483 in loans repaid to us by Allied Nevada pursuant to the terms of the Arrangement Agreement. Other variances include an increase in additions to mineral properties of $4,169 which is mostly due to a drilling program we undertook at the Mt. Todd gold project during 2007 and a decrease in expenditures related to acquisitions of gold properties of $1,269. There were no acquisitions during 2007 as compared to the acquisition of the Mt. Todd gold project in 2006.

Financing Activities

Net cash provided by financing activities was $31,425 for the twelve-month period ended December 31, 2008, as compared to $4,324 for the same period in 2007. This increase is primarily the result of the completion of a brokered private placement on March 4, 2008 in which we offered and sold $30,000 in aggregate principal amount of senior secured convertible notes (the "Notes") (see Consolidated Financial Statements—Note 7). Proceeds to Vista Gold after legal and other fees were $28,345. There were no similar transactions during the 2007 period.

We received net cash from financing activities of $4,324 in 2007 compared to net cash provided from financing activities of $54,279 in 2006.

Warrants exercised during 2008 produced cash proceeds of $2,941 as compared to $3,609 in 2007 and $22,745 in 2006. During 2008, the entire $2,941 in cash proceeds was from exercises of warrants issued as part of our February 2006 private placement compared to $930 in 2007. There were no exercises of these warrants in 2006. During 2007, $2,533 in cash proceeds was from exercises of warrants issued as part of our September 2005 private placement as compared to $7,231 in 2006. Also during 2007, $146 in cash proceeds was from the exercises of warrants issued as part of our February 2002 private placement as compared to $2,251 in 2006. During 2006, $9,281 in cash proceeds was from exercises of warrants issued as part of our September 2004 private placement. During 2006, the remaining warrants issued as part of our February 2003 private placement were exercised for cash proceeds of $3,982. (See Consolidated Financial Statements—Notes 8 and 9).

The exercise of stock options produced cash of $139 during 2008 as compared to $715 during 2007 and $808 during 2006 (See Consolidated Financial Statements—Note 10).

Liquidity and Capital Resources

At December 31, 2008, our total assets were $75,765 as compared to $51,346 and $92,731 as of December 31, 2007 and 2006, respectively. Long-term liabilities totaled $23,724 at December 31, 2008, there were no long-term liabilities at December 31, 2007 and $4,877 at December 31, 2006. At the same date in 2008, we had working capital of $21,209 compared to $27,254 in 2007 and a $49,693 in 2006.

Our working capital of $21,209 as of December 31, 2008, decreased from 2007 by $6,045 which was decreased from 2006 by $22,439. The principal component of working capital for both 2008 and 2007 is cash and cash equivalents of $13,266 and $16,686, respectively. Other components include marketable securities (2008—$8,153; 2007—$10,882), accounts receivable (2008—$127; 2007—$91) and other liquid assets (2008—$466; 2007—$289). The decrease of $6,045 in working capital from 2008 to 2007 relates to the decrease in cash balances from 2007 to 2008 and a decline in market values of our marketable securities.

As a result of the delay in the issuance of the Change of Land Use Permit at the Paredones Amarillos gold project and the current uncertainty in the resource and financial markets, management has adopted a revised plan and budget for the year 2009. The plan continues those programs necessary to expedite the development of the Paredones Amarillos gold project, while minimizing expenditures in other areas. The budget estimates that in the event that financing for the Paredones Amarillos gold project is not available on acceptable terms in 2009, Vista Gold has sufficient working capital to fund its planned operations at least through the end of 2009, without additional financing. We will continue to examine potential funding alternatives for the project, which may include project financing, debt financing or equity financing.

On March 4, 2008, the Corporation completed a private placement in which the Corporation issued and sold $30 million in aggregate principal amount of the Notes. The Notes were issued on March 4, 2008 and mature at face value on March 4, 2011 (the "Maturity Date"). The Notes pay interest of 10% per annum. Interest is payable each year in two installments on June 15 and December 15, and the principal is payable on the Maturity Date.

The Notes are convertible at the holder's or issuer's discretion in accordance with the terms of the Notes. The holder can convert all or part of the debt at any time prior to the Maturity Date or the business day immediately preceding the Redemption Date at a price of $6.00 per Common Share, subject to adjustment in certain circumstances. The Redemption Date represents the date that the Notes will be redeemed in the event that we redeem the Notes.

We can convert all, but not part, of the Notes after March 4, 2009 if the weighted-average price of our shares as quoted on the NYSE Amex has been equal to or greater than $9.00 per share for 15 consecutive trading days. The notice of conversion must occur within 10 days of any such 15-day period and the share price must be equal to or greater than $9.00 on the date the notice is delivered. The conversion price is $6.00 per Common Share subject to adjustment in certain circumstances.

Pursuant to the terms of the Notes, on March 4, 2009, the conversion price of the Notes was automatically adjusted from $6.00 per share to $4.80 per share. As a result of the adjustment, 6.25 million Common Shares are issuable upon conversion of the Notes. Prior to the adjustment 5 million Common Shares were issuable upon the conversion of the Notes.

The Notes have been accounted for in accordance with EIC 164, "Convertible and other Debt Instruments with Embedded Derivatives". Under EIC 164, the fair value of the conversion feature is recorded as equity. The issuance date fair value of the conversion feature was estimated to be $6.8 million and was classified as the equity component of convertible notes with the residual balance of $23.2 million being recorded as the fair value of the Corporation's obligation to make principal and interest payments and has been classified as long-term debt.

The issuance date fair value of the warrants of $336,000 and legal fees and other expenses of $1.9 million related to the issuance of these Notes have been allocated pro-rata between debt issuance costs of $1,531,000 and equity issuance costs of $457,000. The transaction costs are added to the cost of the convertible debt and presented as a reduction of the related debt and equity portions. The issuance costs related to the debt portion will be amortized over the term of the Notes using the effective interest rate method. Vista capitalizes interest and accretion based on expenditures on qualifying assets. As of December 31, 2008, Vista had qualifying expenditures of approximately $17.0 million related to the equipment purchase for the Paredones Amarillos project. Vista has used approximately $24.0 million of the proceeds for ongoing operations at the Paredones Amarillos gold project, which includes approximately $17.0 million towards the purchase of gold processing equipment. Vista has $6.0 million remaining that will be used to fund ongoing operations pursuant to the covenants of the Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Annual Report on Form 10-K.

Contractual Obligations

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$36,750	$3,000	$33,750	$—	$—
Operating lease obligations	$84	$84	$—	$—	$—
Purchase obligations(2)	$400	$200	$200	$—	$—

Total	$37,234	$3,284	$33,950	$—	$—

(1)
Long-term debt obligations are due to the Corporation's issuance of the Notes and include both principal and interest payments, as discussed above under "Liquidity and Capital Resources".

(2)
Purchase obligations include option payments totaling $400 on the Guadalupe de los Reyes and Yellow Pine gold projects. For the Guadalupe de los Reyes gold project, we still have outstanding $100, which is to be paid in less than a year. For the Yellow Pine gold project, we still have outstanding $300, of which $100 is to be paid in less than a year and $200 is to be paid in 1 to 3 years.

As of December 31, 2008, Vista Gold has sufficient finances to meet its contractual obligations through December 31, 2009.

Summary of Quarterly Results and 4th Quarter Review

(U.S. dollars in thousands, except per share data)

2008	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net loss	$(2,978)	$(2,823)	$(2,049)	$(2,123)
Basic and diluted price per share	(0.09)	(0.08)	(0.06)	(0.06)

2007	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net loss	$(7,733)	$(2,035)	$(2,584)	$(798)
Basic and diluted price per share	(0.25)	(0.06)	(0.08)	(0.02)

Other

Disposal of Amayapampa gold project

On April 7, 2008, we announced an agreement to dispose of our wholly-owned subsidiary, Vista Gold Antigua to Republic. Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. Under the terms of the agreement, Republic agreed to pay Vista Gold $3.0 million in three payments of $1.0 million. The first of these payments is due and payable upon the start of Commercial Production (as defined in the purchase and sale agreement, see "Exhibit 10.39" hereto) at Amayapampa followed by $1.0 million payments on each of the first and second anniversaries of the start of Commercial Production. In addition, Republic agreed to pay Vista Gold a NSR on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable, when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable, and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces and no NSR payments are due to Vista Gold if the gold price is below $500 per ounce.

Vista Gold retains a first right of refusal in the event Republic decides to sell the property and also retains a right to re-acquire the property if Republic or Vista Gold Antigua have not moved to close a financing under a project financing facility by April 4, 2013. Under the terms of the transaction, Vista Gold agreed to lend $350 to Republic for ongoing expenses on the Amayapampa gold project. The loan was completed on April 7, 2008. Interest on the loan accrues and is payable at the rate of 10% per annum, payable monthly. On September 30, 2008, we received $367 from Republic, which included $350 principal and $17 in accrued interest.

The fair value of the consideration received on disposal of the Amayapampa gold project has been calculated as of December 31, 2008 using probability weighted cash flow scenarios and assumptions including future gold prices, estimated gold production and the timing of commencement of commercial production. These inputs in the "income approach" valuation model used by Vista Gold are considered to be "level three unobservable inputs" as defined by SFAS No. 157, "Fair Value Measurements." These are Vista Gold's own assumptions based on our best estimates and the best information available to us at the time.

Prime Corporate Finance Pty Limited ("PCF") of West Perth, Australia served as corporate advisor to Vista Gold in connection with the above transaction. In compensation for the advisory services provided by PCF, Vista Gold had agreed to pay PCF a success fee of 5% of the face value of any completed transaction. On April 8, 2008, Vista Gold and PCF agreed that the success fee payable to PCF was $165 such amount being equivalent to Cdn. $167. In addition, on April 8, 2008, PCF and Vista Gold agreed that the success fee would be payable in Common Shares of Vista Gold. Based on the market price of Vista Gold's Common Shares at the close of business on April 7, 2008 of Cdn. $4.47 per Common Share, 37,318 Vista Gold Common Shares were issuable to PCF. Completion of the share issuance occurred on June 17, 2008.

Updated Report on Status of Change of Land Use Permit for Paredones Amarillos Gold Project and Expected Development Timetable

On April 30, 2008, Vista Gold announced that it had received correspondence from the La Paz, Baja California Sur Office of SEMARNAT indicating that staff in that office are of the opinion that the Change of Land Use Permit approved by SEMARNAT in 1997 in relation to Vista Gold's Paredones Amarillos gold project in BCS, Mexico, is no longer valid. This permit is necessary for the development of the Paredones Amarillos gold project to proceed. Vista Gold's advisors and counsel in Mexico have advised Vista Gold that they believe that the permit remains valid. Vista Gold's legal counsel in Mexico has advised Vista Gold to proceed with a judicial appeal of the opinion issued by the BCS office of SEMARNAT to preserve certain legal rights, but has also recommended that a new application is likely to be the most expeditious way to obtain the necessary approvals.

On July 2, 2008, Vista Gold reported that it has taken steps to preserve its right to proceed with a judicial appeal of the opinion issued by the BCS office of SEMARNAT and has also completed a number of steps prerequisite to submitting an application for a new Change of Land Use Permit. As well, we indicated our intention to submit an application for an interim Change of Land Use Permit for the drilling program. Changes in the law governing the Change of Land Use Permit require Vista Gold to demonstrate that it has the right to use the surface affected by the permit. In December 2008, Vista Gold signed an agreement with a private landowner for the purchase of the remaining surface land required by the project. This land covers the area of the mill site, tailing impoundment and various ancillary facilities. The documents supporting Vista Gold's right to use the surface, together with a new environmental impact analysis completed in August 2008 and other supporting documents, will form the basis of the new Change of Land Use Permit application. Vista Gold received a certificate from the General Direction of Mines in the Ministry of Economy verifying that Vista Gold's Mexican subsidiary, Minera Paredones Amarillos S.A. de C.V. ("MPA"), is the rightful holder of valid mineral rights for the Paredones Amarillos gold project. Vista Gold also received an official appraisal of the surface land in the project area from the National Institute for the Appraisal and Administration of National Property confirming that the surface overlying a significant part of these mineral rights (including the proposed pit and most of the dumps) is federal land. Under Mexican mining statutes, MPA has the constitutional right to use the surface for mining activities, subject to applicable environmental permits and federal authorizations. This position has been further confirmed in the foregoing certificate issued by the General Direction of Mines in the Ministry of Economy. One of the mechanisms for authorizing the use of federal land for mining activities is a Temporary Occupation Permit (lasting the life of the mining activity).

On January 12, 2009, we announced an update to the permitting status at our Paredones Amarillos gold project in Mexico. As previously announced (see press releases dated July 2 and September 8, 2008), Vista Gold indicated that it had decided to apply for a new Change of Land Use Permit ("CUSF"). In a press release dated November 10, 2008, we indicated that we had presented an application for a Temporary Occupation Permit ("TOP") for the use of the federal land which overlies the deposit. The TOP is a necessary pre-requisite for the CUSF application. We have not yet received the TOP, which was expected by the end of 2008. Communications with the office of the General Director of Mines in the Ministry of Economy (the department responsible for awarding the TOP) indicate that the approval process is proceeding normally, but at a slower pace than expected. We have the necessary environmental permit and have completed the other prerequisite studies for the submittal of the CUSF permit application and will file that permit application as soon as the TOP is received. If Vista Gold is unable to secure permits for the Paredones Amarillos gold project, we will have no reserves under SEC Industry Guide 7 since we would not be able to legally mine the property. Additional information is contained in our press releases dated April 30, May 8, May 21, July 2, September 8 and November 10, 2008 and January 12, 2009.

Vista Gold announced the results of a definitive feasibility study for the Paredones Amarillos gold project on September 8, 2008. Following the successful completion of project financing and the issuance of a new Change of Land Use Permit, it is expected that construction of the Paredones Amarillos gold project would commence shortly thereafter. The construction period is planned to be twelve months and gold production would commence after a short commissioning and start-up period. We cannot assure you that financing for the project will be available on acceptable terms, if at all. If we are unable to secure financing for the project, construction could be delayed indefinitely.

Paredones Amarillos Gold Project Feasibility Study Results

On September 8, 2008, Vista Gold announced the results of the feasibility study (the "Study") on the Paredones Amarillos gold project. The Study was prepared by SRK, an independent third party. The study is titled "Feasibility Study, NI 43-101 Technical Report, Vista Gold Corp., Paredones Amarillos Gold Project, Baja California Sur, Mexico." The final report is dated October 20, 2008, and is available on SEDAR. The technical portions of the Study contracted directly by Vista Gold and supervised by SRK were completed by Mine Development Associates (resource/reserve estimates, mine planning and mining capital/operating cost estimates), KD Engineering (process engineering, infrastructure design and process capital/operating cost estimates), Resource Development, Inc. (metallurgical testing and review), Golder Associates Inc. (tailings impoundment facility design/construction cost estimates), Corporacion Ambiental de Mexico S.A. de C.V.

(environmental and socio-economic baseline), Veolia Water Systems Mexico S.A. de C.V. (desalination plant design and capital/operating costs) and SRK (pit slope stability evaluation, closure plan/cost estimates and economic analysis). Dr. Neal Rigby, CENG, MIMMM, PhD, Principal of SRK Consulting, an independent Qualified Person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of SRK. Steven Ristorcelli, P. Geo. and Thomas Dyer, P. Eng., both of Mine Development Associates, independent Qualified Persons as defined by NI 43-101, prepared or supervised the preparation of material on behalf of Mine Development Associates.

General

Paredones Amarillos is located 35 miles southeast of the city of La Paz, in the Mexican state of Baja California Sur and is accessed by paved and dirt roads. The project area covers about 9,168 acres. The Study includes a description of the geology, mining and milling operations, tailings impoundment facility, desalination plant, and all project-associated infrastructure, estimated resources and reserves, and the proposed mining plan with the associated mining and processing equipment. The Paredones Amarillos deposit is a silicified shear zone locally known as cataclasite. The shear zone generally lies between the granodiorite basement rock and a diorite cap. The proposed pit is oriented approximately east-west and would have two distinct lobes. The metallurgical recovery is estimated to be 91.5% for gold.

Capital and Operating Cost Estimates

Estimated Life-of-Mine average cash production costs are projected to be $419 per ounce, with lower costs of $388 per ounce projected during the first five years of production. Operating costs used diesel prices effective as of May 2008 and energy prices effective as of the first quarter 2008, both of which were relatively unaffected by the dramatic changes in world crude oil prices. Pre-production capital costs, including contingency, owner's costs and working capital, are estimated to be $197.2 million or $165 per ounce of gold produced. Total capital costs including replacement and reclamation over the life of the project are estimated to be $191 per ounce of gold produced.

Estimates of Mineralized Material (Mineral Resources under Canadian Guidelines) and Mineral Reserves

A new estimate of mineral resources (mineralized material under SEC Industry Guide 7) was completed, dated September 5, 2008, by Mine Development Associates under the direction of Mr. Ristorcelli, an independent Qualified Person, and is part of the feasibility report. The estimate was prepared using industry standard software and estimation methodologies. Previous technical reports contain extensive geologic and technical information related to the deposit for which the estimate was prepared. The last technical report was filed on SEDAR on June 27, 2007, and is entitled the "Updated Technical Report Paredones Amarillos Project, Baja California Sur, Mexico," and is dated June 20, 2007. The drilling and associated work used in the estimate was undertaken between 1974 and 2005, but most of the drilling was completed between 1995 and 1996. Of the 438 holes in the data base, 387 holes containing 51,622 samples were used in the resource estimate. Mr. Ristorcelli reviewed available information necessary for the preparation of the resource estimate, including sampling, analytical, drilling and geologic. Following a review of the available documentation pertaining to the sampling programs, the data was deemed sufficiently accurate to use for resource estimation. However, Mr. Ristorcelli noted that some of the early program's quality assurance and quality control procedures were poorly documented and that an apparent bias may exist between some of the assay values and the check assay values of the same samples. As the original samples were not preserved and cannot be re-assayed, at Vista Gold's request, Mr. Ristorcelli has recommended a 12 to 15 hole drill program to confirm the validity of the resource model that relied on those assays whose check assay bias is unresolved. Mr. Ristorcelli undertook multiple checks to assess the validity of the model and classified the resource into measured, indicated and inferred mineral resource categories under NI 43-101.

Under SEC Industry Guide 7 guidelines, mineralized material at a cut-off grade of 0.012 gold ounces per ton totals 77,829,000 tons grading 0.027 gold ounces per ton.

Under the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, using a cutoff grade of 0.012 gold ounces per ton, measured mineral resources are estimated at 10,351,000 tons grading

0.032 gold ounces per ton, indicated mineral resources are estimated at 67,479,000 tons grading 0.026 gold ounces per ton and inferred mineral resources are estimated at 8,481,000 tons grading 0.019 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

The mineral reserve estimates prepared and reported by Mine Development Associates, under the supervision of Mr. Dyer, an independent Qualified Person, at a gold price of $700 per ounce of gold and cut-off grade of 0.012 gold ounces per ton are summarized in the following table.

Reserves Estimated at Paredones Amarillos

Reserve Classification	Short Tons (x1000)	Average Gold Grade (ounces/ton)
Proven(1)	7,878	0.034
Probable(1)	33,952	0.031
Proven & Probable(1)	41,830	0.031

(1)
Cautionary Note to U.S. Investors concerning estimates of proven and probable reserves: The estimates of mineral reserves shown in this table have been prepared in accordance with NI 43-101. The definitions of proven and probable reserves used in NI 43-101 differ from the definitions in SEC Industry Guide 7. Accordingly, the Company's disclosure of mineral reserves herein may not be comparable to information from U.S. companies subject to the reporting and disclosure requirements of the U.S. Securities and Exchange Commission. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above.

As of January 1, 2009, the rolling three-year average gold price was $723.60, which is slightly higher than the $700 gold price used by Mine Development Associates for the mineral reserves reported in the table above. Therefore, under SEC Industry Guide 7 requirements, we feel the mineral reserves listed above are conservative.

However, should we not be able to obtain permits to mine the property, the project would not have mineral reserves under SEC Industry Guide 7 guidelines.

Mining

We plan to extract ore from the mine using conventional open pit mining equipment and techniques. A 100-ton truck and loader fleet was selected. Vista Gold will be the owner and operator of the fleet. The higher-grade west lobe would be mined first and a significant portion of the waste rock from the east lobe would be used to backfill the west lobe of the pit. Concurrent reclamation of two waste dumps would be completed during the latter years of the operation.

Processing

We intend to process the ore in a conventional crushing and grinding circuit consisting of a primary gyratory crusher followed by a semi-autogenous grinding mill and two ball mills with an expected mill ore throughput rate of 11,000 tonnes per day. The crushing and grinding equipment was previously acquired by Vista Gold from the Colomac Mine and is presently in Edmonton, Canada, waiting shipment to Arizona for repairs and reconditioning. As previously reported, the cost of this equipment was approximately $16 million, with funds provided from the private placement of the Notes. The proposed flow sheet indicates that following grinding, the slurried ore will be sized by cyclones and then leached in tanks prior to gold recovery using a Kemix carbon-in-pulp circuit. Gold will be stripped from the carbon and precipitated in an electrowinning cell prior to refining into doré bars. The tailings will be detoxified using ferrous sulfate, paste thickened and deposited in a lined tailings impoundment facility on-site.

Water, Power, Fuel and Access

Due to the scarcity of surface water and political sensitivities regarding the use of groundwater, Vista Gold has elected to construct and operate a desalination plant on the Pacific Coast, which is about 16 airline miles to the west. The length of the pipeline to transport desalinated sea water to the project is dependent on the ultimate route chosen; however, 28 miles was used in the 2008 feasibility study. Annual water consumption is estimated to be 370 million gallons.

High-voltage electrical power will be available from an existing sub-station located approximately 11 miles north of the project area. We intend to construct a new power line from the sub-station to the project. The power line design has been completed and the right-of-way agreements are in place. We expect that energy for the project will be supplied by the Comisión Federal de Electrícidad.

It is anticipated that diesel fuel for the project will be provided in bulk quantities by Petroleos de Mexico. Fuel prices in Mexico are subsidized and have not experienced the volatility seen in other locations.

The project site is currently accessible by government-maintained dirt roads from the north and the west. The project site is currently accessible existing public roads: paved highway to within 11 miles of the project on the north then by government-maintained dirt roads from the north. There is also a government maintained dirt road from the west. The main access will be from the north. We plan to widen and improve approximately six miles of existing roads from the north and to construct approximately five miles of new road immediately north of the project.

Socio-economic Considerations

The project is remotely located and is not expected to directly affect any local inhabitants. The access road improvements will benefit the villages of Valle Perdido and El Rosario. Vista Gold is currently working with the local education and health care authorities and has become a "social partner" with the elementary school in El Rosario. Vista Gold is unaware of any social issues related to the development of the project.

Permits

See "Updated Report on Status of Change of Land Use Permit for Paredones Amarillos Gold Project and Expected Development Timetable" above.

Economic Analysis

The economic analysis was completed using a gold price profile with a gold price of $850 per ounce in the first three years of production, decreasing to $725 per ounce for the remainder. This is considered to be the base case. The analysis has also been completed using a fixed price with alternative sensitivity analyses completed at gold prices of $700, $800 and $900 per ounce. The economic analyses were conducted on 100% equity basis with no consideration of debt or leasing. Estimated before and after-tax economic results, showing the internal rate of return (IRR) and net present value at a 5% discount rate ("NPV"5%), cumulative cash flow and sensitivity of the base case to changes in gold prices are presented in the following tables.

Before-Tax Economic Results

Gold Price Scenario	Before Tax IRR (%)	Before Tax NPV5% ($ 000's)	Before Tax Cumulative Cash Flow ($ 000's)
Base Case Gold Price Profile	21.0%	$128,890	$217,890
Fixed $700 Gold Price	12.2%	$59,888	$132,509
Fixed $800 Gold Price	21.4%	$149,033	$232,745
Fixed $900 Gold Price	29.7%	$238,179	$372,980

After-Tax Economic Results

Gold Price Scenario	After Tax IRR (%)	After Tax NPV5% ($ 000's)	After Tax Cumulative Cash Flow ($ 000's)
Base Case Gold Price Profile	16.6%	$82,902	$152,500
Fixed $700 Gold Price	9.3%	$32,010	$90,862
Fixed $800 Gold Price	17.1%	$97,272	$177,818
Fixed $900 Gold Price	24.2%	$162,030	$264,497

Schedule

Vista Gold plans to utilize outside sources to provide the additional capital required for the project capital costs and examine various project financing alternatives, including debt and equity components. Current debt and equity markets are uncertain and Vista Gold is focusing its efforts on completing final permitting and other tasks that will expedite the development of the project. When permitting and financing is complete, the construction period is planned take twelve months and gold production would commence after a short commissioning and start-up period. As noted above, we have already purchased the major mill equipment with funds raised in our private placement of the Notes. Prior to the completion of financing, we intend to identify the remaining long delivery items for order and will examine alternative construction management and project execution arrangements. We cannot assure you that financing will be available on acceptable terms, if at all. We may be required to delay development and construction until economic conditions and the financial markets improve, which delays may adversely affect our financial condition.

Update on Progress at the Mt. Todd Gold Project

In late February 2008, we announced an NI 43-101 updated estimate for Vista Gold of mineralized material (mineral resources under Canadian guidelines) by Tetra Tech of Golden, Colorado. This updated estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The study is titled "Mt Todd Gold Project Gold Resource Update, Northern Territory, Australia" and dated March 14, 2008. It is available on SEDAR. Results of prior drilling plus the additional drilling we completed in 2007 were included in the estimate. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.015 gold ounces per ton, is estimated at 98,413,000 tons grading 0.029 gold ounces per ton, and represents an increase of 65% in mineralized material over the prior estimate.

At the same cut-off grade, under Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 47,987,000 tons grading 0.028 gold ounces per ton, indicated mineral resources are estimated at 50,425,000 tons grading 0.031 gold ounces per ton and inferred mineral resources are estimated at 64,832,000 tons grading 0.024 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

In April 2008, we announced an NI 43-101 estimate completed for Vista Gold of silver and copper mineralization in the Batman Deposit by Tetra Tech of Golden, Colorado. This estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The study is titled "Mt Todd Gold Project Resource Update, Northern, Territory, Australia" and dated May 15, 2008. It is available on SEDAR. These resource estimates complement the updated estimate of gold mineralized material (gold mineral resources under Canadian guidelines) for the Batman deposit we announced in February, 2008. The estimates incorporate the results of 9,460 assay intervals from 25 drill holes (all core holes) drilled by Vista Gold in 2007 with assaying completed by Northern Australia Labs in Pine Creek and ALS-Chemex in Perth. These results are in addition to the results of 87 copper assays completed on random intervals from 730 drill holes (225 core, 435 reverse circulation and 70 rotary drill holes)

done by BHP Resources Pty Ltd., Zapopan NL and Pegasus Gold Australia Pty Ltd. From the un-mined portion of the 730 drill holes previously completed (by BHP, Zapopan, & Pegasus), we submitted 2,979 intervals of core for re-assay and multi-element analysis. The re-assay and multi-element analysis was completed by ALS-Chemex in Perth and has been incorporated into the estimates. At a cut-off grade of 0.015 gold ounces per ton, under SEC Industry Guide 7 guidelines, silver measured material was estimated at 98,413,000 tons grading 0.043 silver ounces per ton.

At the same cut-off grade, under the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 47,987,000 tons grading 0.042 silver ounces per ton, indicated mineral resources are estimated at 50,425,000 tons grading 0.045 silver ounces per ton and inferred mineral resources are estimated at 64,832,000 tons grading 0.050 silver ounces per ton. At a cut-off grade of 0.015 gold ounces per ton, under SEC Industry Guide 7 guidelines, copper measured material was estimated at 98,413,000 tons grading 0.05% copper per ton. At the same cut-off grade, under the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 47,987,000 tons grading 0.05% copper per ton, indicated mineral resources are estimated at 50,425,000 tons grading 0.05% copper per ton and inferred mineral resources are estimated at 64,832,000 tons grading 0.05% copper per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

Also in 2008, we completed a 14-hole, 29,547-foot diamond drill program designed to test the down-dip extension of mineralization within the pit-shape drilled and evaluated in 2007, the continuity of mineralization below that pit shape and to obtain a sample for ongoing metallurgical testing.

In late January 2009, we announced the results of an updated NI 43-101 gold resource estimate on the Batman Deposit completed for us by Tetra Tech of Golden, Colorado. This estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The report is titled "Mt Todd Gold Project Gold Resource Update, Northern Territory, Australia" and is dated February 27, 2009. It is available on SEDAR. The updated estimate of mineralized material (mineral resource estimate under Canadian guidelines) incorporates the results of 7,367 assay intervals from 14 drill holes (all core holes) drilled by Vista Gold in 2008 with sample preparation and assaying completed by ALS Chemex. These results are in addition to the results of 100,685 assay intervals from 755 drill holes (250 core, 435 reverse circulation and 70 rotary drill holes) completed previously by BHP Resources Pty Ltd., Zapopan NL, Pegasus Gold Australia Pty Ltd. and Vista Gold, which were used in the previous updates of the Mt. Todd resource estimate. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.015 gold ounces per ton, is estimated at 165,985,000 tons grading 0.027 gold ounces per ton, and represents an increase of 57% in mineralized material over the prior estimate. At the same cut-off grade, under the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 49,212,000 tons grading 0.029 gold ounces per ton, indicated mineral resources are estimated at 116,773,000 tons grading 0.027 gold ounces per ton and inferred mineral resources are estimated at 73,551,000 tons grading 0.025 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

A metallurgical testing program using the core obtained in the 2007 and 2008 drilling programs is in progress. The goals of the program are to define the process flowsheet for the processing the Mt. Todd ore and to determine other key processing parameters, including energy requirements. As we announced in November 2008, preliminary tests using High Pressure Grinding Rolls have been very successful, indicating a reduction in crushing and grinding energy requirements compared to conventional technologies of approximately 30%. We plan to conduct additional studies in 2009 which will be used in the completion of a preliminary feasibility study for a project similar in scope to that considered in the previously published preliminary assessment (January 4, 2007).

Subsequent Events

Paredones Amarillos Gold Project Permit Update

On January 12, 2009, we announced an update to the permitting status at our Paredones Amarillos gold project in Mexico. As previously announced (see press releases dated July 2 and September 8, 2008), Vista Gold indicated that it had decided to apply for a new Change of Land Use Permit ("CUSF"). In a press release dated November 10, 2008, we indicated that we had presented an application for a Temporary Occupation Permit ("TOP") for the use of the federal land which overlies the deposit. The TOP is a necessary pre-requisite for the CUSF application. We have not yet received the TOP, which was expected by the end of 2008. Communications with the office of the General Director of Mines in the Ministry of Economy (the department responsible for awarding the TOP) indicate that the approval process is proceeding normally. We have the necessary environmental permit and completed the other prerequisite studies for the submittal of the CUSF permit application and will file that permit application as soon as the TOP is received.

Mt. Todd Gold Project Technical Study Results and Metallurgical Test Program Update

In late January 2009, we announced the results of an updated NI 43-101 technical study on the Batman Deposit completed for us by Tetra Tech of Golden, Colorado. This estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The report is titled "Mt Todd Gold Project Gold Resource Update, Northern Territory, Australia" and is dated February 27, 2009. It is available on SEDAR. The updated estimate of mineralized material (mineral resource estimate under Canadian guidelines) incorporates the results of 7,367 assay intervals from 14 drill holes (all core holes) drilled by Vista Gold in 2008 with sample preparation and assaying completed by ALS Chemex. These results are in addition to the results of 100,685 assay intervals from 755 drill holes (250 core, 435 reverse circulation and 70 rotary drill holes) completed previously by BHP Resources Pty Ltd., Zapopan NL, Pegasus Gold Australia Pty Ltd. and Vista Gold, which were used in the previous updates of the Mt. Todd resource estimate. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.015 gold ounces per ton, is estimated at 165,985,000 tons grading 0.027 gold ounces per ton, and represents an increase of 57% in mineralized material over the prior estimate.

At the same cut-off grade, under NI 43-101, measured mineral resources are estimated at 49,212,000 tons grading 0.029 gold ounces per ton, indicated mineral resources are estimated at 116,773,000 tons grading 0.027 gold ounces per ton and inferred mineral resources are estimated at 73,551,000 tons grading 0.025 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the "Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates" above concerning the difference between "resources" and "reserves".

A metallurgical testing program using the core obtained in the 2007 and 2008 drilling programs is in progress. The goals of the program are to define the process flowsheet for the processing the Mt. Todd ore and to determine other key processing parameters, including energy requirements. As we announced in November 2008, preliminary tests using High Pressure Grinding Rolls have been very successful, indicating a reduction in crushing and grinding energy requirements compared to conventional technologies of approximately 30%. We plan to conduct additional studies in 2009 which will be used in the completion of a preliminary feasibility study for a project similar in scope to that considered in the previously published preliminary assessment (January 4, 2007).

Significant Accounting Policies, Changes in Accounting Policies and Recent Accounting Pronouncements

Significant accounting policies

Use of estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in Canada requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include useful lives for asset depreciation purposes, impairment of mineral properties and stock-based compensation. Actual results could differ from these estimates.

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

Changes in accounting policies during 2008

Effective January 1, 2008, we adopted the following accounting standards updates issued by the CICA, with the exception of EIC 172 which was adopted as of September 30, 2008. These new standards, with the exception of EIC 172, have been adopted on a prospective basis with no restatement of prior period financial statements. EIC 172 has been adopted retrospectively.

CICA Section 1535, "Capital Disclosures" requires the disclosure of an entity's objectives, policies and processes for managing capital, quantitative data about what the entity regards as capital and whether the entity has complied with any capital requirements and, if it has not complied, the consequences of such noncompliance. The Corporation's objective is to ensure the Corporation's ability to continue as a going concern, so that it can continue to provide returns for shareholders.

The Corporation considers items included in its shareholders' equity and its convertible debt as capital. The Corporation manages the capital structure and makes adjustments to it in the light of changes in economic conditions and the risk characteristics of the underlying assets. In order to maintain or adjust the capital structure, the Corporation may issue new shares through equity financings to reduce debt. The Corporation is not subject to externally imposed capital requirements. See Notes 7, 8, 9, 10 and 11.

CICA Section 1400, "General Standards of Financial Statement Presentation", was amended to include requirements to assess and disclose an entity's ability to continue as a going concern. The new requirements are effective for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008. The adoption of this statement did not have an impact on the consolidated financial statements.

CICA Section 3862, "Financial Instruments-Disclosures" and Section 3863, "Financial Instruments-Presentations" are two standards that replace Section 3861, "Financial Instruments-Disclosure and Presentation", revising disclosures related to financial instruments and carry forward unchanged presentation requirements. These standards increase the disclosures currently required, which will enable users to evaluate the significance of financial instruments for an entity's financial position and performance, including disclosures about fair value. In addition, disclosure is required of qualitative and quantitative information about exposure to risks arising from financial instruments, including specified minimum disclosure about credit, liquidity and market risk. The quantitative disclosures must provide information about the extent to which the entity is exposed to risk, based on information provided internally to the entity's key management personnel.

Effective September 30, 2008, the Corporation adopted the Emerging Issues Committee Abstract 172 ("EIC 172"), "Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain in Other Comprehensive Income." EIC 172 provides guidance on whether the tax benefit from the recognition of previously unrecognized tax loss carryforwards consequent to the recording of unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale financial assets, should be recognized in net income or in other comprehensive income. EIC 172 should be applied retrospectively, with restatement of prior periods from January 1, 2007, the date of adoption of CICA (as defined below) Section 3855, "Financial Instruments—Recognition and Measurement."

The adoption of EIC 172 resulted in a reclassification of $1,132,000 of income tax recovery from the accumulated other comprehensive income balance to the accumulated deficit as of December 31, 2007. It also decreased the Corporation's three-month losses and nine-month losses for the period ended September 30, 2007 by $165,000 and $867,000, respectively.

Recent accounting pronouncements

In February 2008, the CICA issued Section 3064, "Goodwill and Intangible Assets", which replaces Section 3062, "Goodwill and Intangible Assets," and results in a withdrawal of CICA Section 3450, "Research and Development Costs," and amendments to Accounting Guideline (AcG) 11, "Enterprises in the Development Stage," and CICA Section 1000, "Financial Statement Concepts." Also, EIC 27 is no longer applicable for entities that have adopted CICA 3064. The standard intends to reduce the differences with International Financial Reporting Standards ("IFRS") in the accounting for intangible assets and results in closer alignment with U.S. GAAP. Under current Canadian standards, more items are recognized as assets than under IFRS or U.S. GAAP. The objectives of CICA Section 3064 are to reinforce the principle-based approach to the recognition of assets only in accordance with the definition of an asset and the criteria for asset recognition; and clarify the application of the concept of matching revenues and expenses such that the current practice of recognizing assets that do not meet the definition and recognition criteria are eliminated. The standard will also provide guidance for the recognition of internally developed intangible assets (including research and development activities), ensuring consistent treatment of all intangible assets, whether separately acquired or internally developed. This standard will be effective for fiscal years beginning on or after October 1, 2008. We are currently evaluating the impact of adopting this standard in 2009.

International financial reporting standards ("IFRS")

In 2006, the Canadian Accounting Standards Boards ("AcSB") published a new strategic plan that will significantly affect financial reporting requirements for Canadian companies. The AcSB strategic plan outlines the convergence of Canadian GAAP with IFRS over an expected five year transitional period. In February 2008, the AcSB announced that 2011 is the changeover date for publicly-listed companies to use IFRS, replacing Canadian GAAP. This date is for interim and annual financial statements relating to fiscal years beginning on or after January 1, 2011. The transition date of January 1, 2011 will require the restatement for comparative purposes of amounts reported by the Corporation for the year ended December 31, 2010. In July 2008, AcSB announced that early adoption will be allowed in 2009 subject to seeking exemptive relief. We are currently assessing the financial reporting impact of the transition to IFRS and the changeover date.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for, and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because we have several exploration operations in North America, Australia and in Asia, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations as insignificant monetary amounts are held for immaterial land holding costs related to the properties owned.

On March 7, 2008, we announced the closing of a private placement in which we offered and sold $30 million in aggregate principal amount of secured senior convertible notes. The notes bear interest at a rate of 10% per annum (calculated and payable semi-annually in arrears) and will mature on March 4, 2011. We do not consider our interest rate risk exposure to be significant at this time. See "Item 1. Business—Significant Developments in 2008—Brokered Private Placement of Convertible Notes".

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management's Responsibility for Financial Information

To the Shareholders of Vista Gold Corp.

The consolidated financial statements are the responsibility of the Board of Directors and management. The accompanying consolidated financial statements of the Corporation have been prepared by management based on information available through March 13, 2009; these consolidated financial statements are in accordance with Canadian generally accepted accounting principles, and have been reconciled to United States generally accepted accounting principles as presented in Note 19.

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

The Audit Committee of the Board of Directors is comprised of three outside directors, that meets regularly with management to ensure that management is maintaining adequate internal controls and systems and meets regularly with the independent auditors prior to recommending to the Board of Directors approval of the annual and quarterly consolidated financial statements of the Corporation.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, Chartered Accountants, who were appointed by the shareholders. The auditors' report outlines the scope of their examination and their opinion on the consolidated financial statements.

/s/ Michael B. Richings	/s/ Gregory G. Marlier

Michael B. Richings	Gregory G. Marlier
Executive Chairman and Chief Executive Officer	Chief Financial Officer

March 13, 2009	March 13, 2009

Independent Auditors' Report

To the Shareholders of Vista Gold Corp.

We have completed integrated audits of Vista Gold Corp.'s 2008, 2007 and 2006 consolidated financial statements and of its internal control over financial reporting as at December 31, 2008. Our opinions, based on our audits, are presented below.

Consolidated Financial statements

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. as at December 31, 2008 and December 31, 2007, and the related consolidated statements of loss and comprehensive loss, deficit and cash flows for each of the years in the three year period ended December 31, 2008 and cumulative during the exploration stage. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the Company's financial statements in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008 and cumulative during the exploration stage, in accordance with Canadian generally accepted accounting principles.

Internal control over financial reporting

We have also audited Vista Gold Corp.'s internal control over financial reporting as at December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting in Item 9A of the Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the COSO.

(signed) PricewaterhouseCoopers LLP
Chartered Accountants

Vancouver, British Columbia
March 10, 2009

Comments by Auditor for U.S. Readers on Canada-U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) where there is a change in accounting principles that has a material effect on the comparability of the company's financial statements, such as the change described in Note 2(g) to the financial statements. Our report to the shareholders dated March 10, 2009 is expressed in accordance with Canadian reporting requirements which do not require a reference to such a change in accounting principles in the auditors' report when the change is properly accounted for and adequately disclosed in the financial statements.

(signed) PricewaterhouseCoopers LLP
Chartered Accountants

Vancouver, British Columbia
March 10, 2009

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	Years ended December 31,
	2008	2007
		(restated)
	(U.S. dollars in thousands)
Assets:
Cash and cash equivalents	$13,266	$16,686
Marketable securities—Note 4	8,153	10,882
Accounts receivable	127	91
Prepaids and other	466	289

Current assets	22,012	27,948
Mineral properties—Note 5	30,407	18,052
Amayapampa disposal consideration—Note 3	4,813	—
Plant and equipment—Note 6	18,533	467
Other long-term receivables	—	66
Assets held for sale—Note 3	—	4,813

	53,753	23,398

Total assets	$75,765	$51,346

Accounts payable	$—	$102
Accrued liabilities and other	803	592

Current liabilities	803	694
Convertible notes—Note 7	23,496	—
Other long-term liabilities	228	—

Total liabilities	24,527	694

Capital stock, no par value:—Note 8
Common—unlimited shares authorized; shares outstanding:
2008—34,475,829 and 2007—33,257,906	225,098	220,772
Warrants—Note 9	336	531
Options—Note 10	4,634	3,824
Contributed surplus—Note 11	1,387	253
Equity component of convertible notes—Note 7	6,298	—
Accumulated other comprehensive income—Note 12	4,602	6,416
Deficit	(191,117)	(181,144)

Total shareholders' equity	51,238	50,652

Total liabilities and shareholders' equity	$75,765	$51,346

Commitments and Contingencies—Note 13
Subsequent Events—Note 20

Approved by the Board of Directors

/s/ John M. Clark John M. Clark Director	/s/ C. Thomas Ogryzlo C. Thomas Ogryzlo Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	Years ended December 31,			Cumulative during Exploration Stage
	2008	2007	2006
	(restated)
	(U.S. dollars in thousands, except share data)
Income:
Interest income	$509	$1,228	$673	$2,528
Gain on disposal of assets	6	—	—	59
Cost recoveries related to USF&G lawsuit	—	—	—	240

Total other income	$515	$1,228	$673	$2,827
Costs and expenses:
Exploration, property evaluation and holding costs	$(1,043)	$(734)	$(417)	$(2,838)
Corporate administration and investor relations	(5,476)	(5,162)	(2,501)	(19,945)
Costs of Arrangement—Note 3	—	(2,901)	—	(2,901)
Depreciation and amortization	(170)	(112)	(42)	(370)
Interest expense	(2,004)	—	—	(2,004)
Gain/(loss) on currency translation	(351)	(8)	14	(393)
Gain/(loss) on disposal of marketable securities	(98)	158	129	233
Costs of Amayapampa disposal—Note 3	(132)	—	—	(132)
Provision for doubtful accounts	—	(395)	—	(395)
Write-down of marketable securities—Note 4	(583)	(25)	—	(726)
Other income/(expense)	(17)	69	225	470

Total costs and expenses	(9,874)	(9,110)	(2,592)	(29,001)

Loss from continuing operations before income taxes	$(9,359)	$(7,882)	$(1,919)	$(26,174)
Future income tax benefit/(expense)—Note 16	(320)	1,051	—	812

Loss from continuing operations after income taxes	$(9,679)	$(6,831)	$(1,919)	$(25,362)
Loss from discontinued operations—Note 3	$(294)	$(6,319)	$(2,252)	$(16,879)

Net loss	$(9,973)	$(13,150)	$(4,171)	$(42,241)

Other comprehensive loss:
Unrealized fair-value increase/(decrease) on available-for-sale securities	(1,897)	6,096
Realized (gain)/loss on available-for-sale securities	83	(133)

	(1,814)	5,963

Comprehensive loss	$(11,787)	$(7,187)

Weighted average number of shares outstanding	34,338,352	32,371,609	26,142,324
Basic and diluted loss per share from continuing operations	$(0.27)	$(0.24)	$(0.07)
Basic and diluted loss per share	$(0.29)	$(0.41)	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF DEFICIT

	Years ended December 31,
	2008	2007	2006
	(restated)
	(U.S. dollars in thousands)
Deficit, beginning of period	$(181,144)	$(131,915)	$(127,744)
Net loss	(9,973)	(13,150)	(4,171)
EIC 172 opening adjustment—Note 2(g)	—	80	—
Dividend-in-kind—Note 3	—	(36,159)	—

Deficit, end of period	$(191,117)	$(181,144)	$(131,915)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,			Cumulative during Exploration Stage
	2008	2007	2006
		(restated)
	(U.S. dollars in thousands)
Cash flows from operating activities:
Loss from continuing operations after income taxes	$(9,679)	$(6,831)	$(1,919)	$(25,362)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	170	114	49	393
Stock-based compensation	1,526	2,014	791	5,819
(Gain)/loss on disposal of marketable securities	98	(219)	(190)	(495)
Future income tax (benefit)/expense	320	(1,051)	—	(812)
Accretion of convertible notes	838	—	—	838
Accrued interest	1,168	—	—	1,168
Cost of disposal of Amayapampa	132	—	—	132
Prepaid transaction costs	—	1,841	—	1,841
Write-down of marketable securities	583	25	—	726
Other non-cash items	—	—	(186)	(313)
Change in operating assets and liabilities:
Accounts receivable	(70)	71	(506)	(525)
Interest paid	(2,342)	—	—	(2,342)
Prepaids and other	(177)	(27)	73	(286)
Accounts payable, accrued liabilities and other	(205)	(222)	380	(881)

Net cash used in operating activities	(7,638)	(4,285)	(1,508)	(20,099)
Cash flows from investing activities:
Acquisition of marketable securities	(92)	(289)	(454)	(1,026)
Proceeds from sale of marketable securities	105	258	379	1,089
Additions to mineral properties, net of cost recoveries	(8,503)	(6,354)	(2,185)	(20,390)
Acquisition of mineral property	(452)	—	(1,269)	(3,332)
Additions to plant and equipment	(17,971)	(447)	(153)	(18,642)
Proceeds on disposal of plant and equipment	—	—	—	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	—	(24,517)	—	(24,517)

Net cash used in investing activities	(26,913)	(31,349)	(3,682)	(66,766)
Cash flows from financing activities:
Net proceeds from equity financings—Note 8	—	—	32,567	54,409
Proceeds from exercise of warrants—Note 8	2,941	3,609	22,745	39,020
Proceeds from exercise of stock options—Note 8	139	715	808	2,794
Issuance of convertible notes, net of issuance costs—Note 7	28,345	—	—	28,345
Prepaid transaction costs	—	—	(1,841)	(1,841)

Net cash provided by financing activities	31,425	4,324	54,279	122,727
Increase/(decrease) in cash and cash equivalents—continuing operations	(3,126)	(31,310)	49,089	35,862
Increase/(decrease) in cash and cash equivalents—discontinued operations (Note 3)	(294)	(702)	(2,418)	(23,270)

Net increase/(decrease) in cash and cash equivalents	(3,420)	(32,012)	46,671	12,592
Cash and cash equivalents, beginning of period—continuing operations	16,686	48,698	2,027	674
Cash and cash equivalents, end of period	$13,266	$16,686	$48,698	$13,266

Supplemental disclosure with respect to Cash Flow—Note 15

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

In 2007, the Board of Directors and management reevaluated the corporate strategy regarding the development of the Corporation's more advanced projects. As a result of this reevaluation, the Corporation has begun moving its more advanced projects through advanced and pre-feasibility studies in preparation for mine development so that production decisions can be made on those projects.

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

(b)
Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated. The Corporation's subsidiaries and percentage ownership in these entities as of December 31, 2008 are:

Ownership
Vista Gold U.S., Inc. and its wholly-owned subsidiaries	100%
Vista California, LLC
Idaho Gold Resources LLC
Granges Inc. (previously called Granges (Canada) Inc.)	100%
Minera Paredones Amarillos Holding Corp. and its wholly-owned subsidiaries	100%
Servicios Administrativos MPA S.A. de C.V.
Servicios Industriales MPA S.A. de C.V.
Minera Paredones Amarillos S.A. de C.V.
Vista Gold (Barbados) Corp. and its wholly-owned subsidiary	100%
Salu Siwa Pty. Ltd and its wholly-owned subsidiary
PT Masmindo Dwi
Vista Minerals (Barbados) Corp. and its wholly-owned subsidiary	100%
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

(f)
Allowance for Accounts Receivable

The Corporation evaluates the collectability of our accounts receivables based on a combination of factors. In circumstances where we are aware of a specific entity's inability to meet its financial obligations to us, the Corporation records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Corporation reasonably believes will be collected.

(g)
Marketable securities

Effective January 1, 2007, the Corporation adopted CICA Handbook Sections 1530, "Comprehensive Income", 3855, "Financial Instruments—Recognition and Measurement" and 3861, "Financial Instruments—Disclosure and Presentation." The adoption of these new sections had no impact on the Corporation's financial statements on or before December 31, 2006 as the sections require adjustments to the carrying value of available-for-sale securities to be recorded within accumulated other comprehensive income on transition. Upon adoption of these sections, the Corporation made a one-time adjustment to the opening balance, as of January 1, 2007, of accumulated other comprehensive income in the amount of $532,000, net of tax of $80,000.

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

Effective September 30, 2008, the Corporation adopted the Emerging Issues Committee Abstract 172 ("EIC 172"), "Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain in Other Comprehensive Income." EIC 172 provides guidance on whether the tax benefit from the recognition of previously unrecognized tax loss carryforwards consequent to the recording of unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale financial assets, should be recognized in net income or in other comprehensive income. EIC 172 should be applied retrospectively, with restatement of prior periods from January 1, 2007, the date of adoption of CICA (as defined below) Section 3855, "Financial Instruments—Recognition and Measurement."

The adoption of EIC 172 resulted in a reclassification of $1,132,000 of income tax recovery from the accumulated other comprehensive income balance to the accumulated deficit as of December 31, 2007, which included $80,000 arising on adoption of the standard. It also decreased the Corporation's loss for the year ended December 31, 2007 by $1,051,000.

(h)
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

Management of the Corporation regularly reviews the net carrying value of each mineral property. Where information and conditions suggest impairment, estimated future net cash flows from each property are calculated using estimated future prices, proven and probable reserves and value beyond proven and probable reserves, and operating, capital and reclamation costs on an undiscounted basis. If it is determined that the future undiscounted cash flows are less than the carrying value, a write-down to the estimated fair value is made with a charge to loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

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

(i)
Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging primarily from three to ten years. Significant expenditures, which increase the life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. Upon sale or retirement of assets, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations.

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

(k)
Loss per share

Loss per share is calculated by dividing the loss for the year by the weighted average number of Common Shares outstanding during the year. The effect of potential issuances of common share equivalents under options and warrants would be anti-dilutive and therefore, basic and diluted losses per share are the same.

(l)
Stock-based compensation

The Corporation records compensation expense on the granting of all stock-based compensation awards, including stock options grants to employees, calculated using the fair-value method. The Corporation uses the Hull-White Trinomial method of determining the fair value of the option on the date of the grant. When an employee or non-employee is granted stock options, the fair value of the immediately vested portion is expensed and included within the stock options balance within equity. As to the options vesting, the fair-value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. When an employee or non-employee exercises stock options, then the fair-value of the options on the date of the grant is transferred to common stock. When options are cancelled, the vested fair-value balance of the stock options is transferred to contributed surplus. When stock options are forfeited prior to becoming fully vested, any expense previously recorded are reversed through income. When options expire, the related fair-value is transferred to contributed surplus.

(m)
Warrants

Warrants issued as consideration for mineral properties and services rendered are recorded at fair value.

(n)
Variable Interest Entities

Effective January 1, 2005, the Corporation adopted Accounting Guidelines AcG-15, Consolidation of Variable Interest Entities, which requires consolidation of entities in which the Corporation has a controlling financial interest. The Corporation has determined that it has no variable interest entities.

3. Dispositions

Disposal of Amayapampa gold project

On April 7, 2008, the Corporation announced an agreement to dispose of its wholly-owned subsidiary Vista Gold (Antigua) Corp. ("Vista Gold Antigua") to Republic Gold Limited ("Republic"). Vista Gold Antigua indirectly held the Corporation's interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay to the Corporation, $3.0 million in three payments of $1.0 million. The first of these payments is due and payable upon the start of Commercial Production (as defined in the purchase and sale agreement) at the Amayapampa gold project followed by $1.0 million payments on each of the first and second anniversaries of the start of Commercial Production. In addition, Republic has agreed to pay to the Corporation a net smelter return royalty ("NSR") on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable, when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable, and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces and no NSR payments are due to the Corporation if the gold price is below $500 per ounce. The Corporation retains a first right of refusal in the event Republic decides to sell the property and also retains a right to re-acquire the property if Republic or Vista Gold Antigua have not moved to close a financing under a project financing facility within five years of the sale of Vista Gold Antigua to Republic. Under the terms of the transaction, the Corporation agreed to lend $350,000 to Republic for ongoing expenses on the Amayapampa gold project. The loan was completed on April 7, 2008. Interest on the loan accrued and was payable at the rate of 10% per annum, payable monthly. On September 30, 2008, the Corporation received $367,276 from Republic, which included the $350,000 principal amount owed and $17,276 in accrued interest.

The fair value of the consideration received on disposal of the Amayapampa gold project has been calculated as of December 31, 2008 using probability weighted cash flow scenarios and assumptions including future gold prices, estimated gold production and the timing of commencement of Commercial Production. These inputs in the "income approach" valuation model used by the Corporation are considered to be level three unobservable inputs as defined by SFAS No. 157, "Fair Value Measurements." These are the Corporation's own assumptions based on management's best estimates and the best information available at the time.

Prime Corporate Finance Pty Limited ("PCF") of West Perth, Australia served as corporate advisor to Vista Gold in connection with the above transaction. In compensation for the advisory services provided by PCF, Vista Gold had agreed to pay PCF a success fee of 5% of the face value of any completed transaction. On April 8, 2008, Vista Gold and PCF agreed that the success fee payable to PCF was $165,000 such amount being equivalent to Cdn. $166,800. In addition, on April 8, 2008, PCF and Vista Gold agreed that the success fee would be payable in Common Shares of Vista Gold. Based on the market price of Vista Gold's Common Shares at the close of business on April 7, 2008 of Cdn. $4.47 per Common Share, 37,318 Vista Gold Common Shares were issuable to PCF. Completion of the issuance of the 37,318 Common Shares occurred on June 17, 2008, at which time the Common Shares had a fair value of $132,000, which has been included on our Statement of Consolidated Loss.

Since the Amayapampa gold project has been disposed of, the losses associated with the project have been classified as discontinued operations on the Consolidated Statement of Loss and Consolidated Statement of Cash Flows. Losses and cash flows from the Amayapampa gold project, included in discontinued operations are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006
Costs and expenses:
Exploration, property evaluation and holding costs	$(294)	$(371)	$(140)
Impairment of mineral property	—	(5,513)	—
Corporate administration, investor relations and other	—	(10)	(2)

Net loss from discontinued operations	$(294)	$(5,894)	$(142)

Operating activities	$(294)	$(380)	$(142)
Financing activities	—	—	—

Net increase/decrease in cash and cash equivalents	$(294)	$(380)	$(142)

At December 31, 2007, the Corporation held the following assets relating to the Amayapampa gold project for sale:

December 31, 2007
(U.S. dollars in thousands)
Assets:
Mineral properties	$4,813

Total assets held for sale	$4,813

Completion of the Arrangement involving Vista Gold Corp., Allied Nevada Gold Corp. and the Pescios

The Arrangement involving the Corporation, Allied Nevada Gold Corp. ("Allied Nevada"), Carl Pescio and Janet Pescio (the "Pescios") pursuant to the Arrangement and Merger Agreement between the parties dated as of September 22, 2006 as amended (the "Arrangement Agreement"), closed on May 10, 2007. The transaction resulted in the acquisition by Allied Nevada of the Corporation's Nevada-based properties and the Nevada mineral assets of the Pescios. Of the 38,933,055 shares of Allied Nevada common stock (the "Allied Nevada Shares") issued as part of the transaction, 12,000,000 were issued to the Pescios as partial consideration for the acquisition of their Nevada mineral assets and 26,933,055 were issued to the Corporation in accordance with the Arrangement. As part of the transaction, the Corporation's shareholders exchanged each of their old common shares and received: (i) one Common Share and (ii) a pro rata portion of (A) the number of Allied Nevada Shares received by the Corporation as part of the Arrangement less (B) the number of Allied Nevada Shares retained by Vista Gold to facilitate payment of any taxes payable in respect of the Arrangement. Accordingly, of the 26,933,055 Allied Nevada Shares issued to the Corporation, 25,403,207 shares were distributed to shareholders of the Corporation by way of an in-kind dividend with a value of $36,159,000 and the Corporation retained 1,529,848 shares to facilitate the payment of any taxes payable by the Corporation in respect of the Arrangement. The Common Shares of the Corporation and the Allied Nevada Shares began trading on May 10, 2007, on the Toronto Stock Exchange and NYSE Amex. Also, under the Arrangement Agreement, the Corporation transferred $25.0 million less the outstanding receivable of $0.5 million to Allied Nevada.

The 1,529,848 Allied Nevada Shares that the Corporation retained have a book value of $2.19 million, which is the difference between the net assets transferred to Allied Nevada of $38,343,000 and the dividend-in-kind of $36,159,000 distributed to the Corporation's shareholders. The dividend-in-kind amount of $36,159,000 was derived from dividing the net assets by the number of shares received from Allied Nevada to derive a per share amount and then multiplying that amount by the number of shares distributed to the shareholders of the Corporation. These available-for-sale securities have been fair-valued as of December 31, 2008 and have a fair market value of $7.7 million based on the Allied Nevada share price at that date. The fair market value of these shares is included in marketable securities on the Corporation's Consolidated Balance Sheets and the unrealized gain recorded within other comprehensive income.

The Corporation allocated corporate overhead income and expenses to Allied Nevada up to the date of the completion of the Arrangement based on the ratio of mineral properties transferred to Allied Nevada. These allocations, along with the actual income and expenses of the Corporation's subsidiaries that held the assets transferred are listed on the Statements of Loss as losses from discontinued operations. Losses and cash flows from the Nevada-based properties, included in discontinued operations are as follows:

	May 10, 2007	December 31, 2006
Income:
Interest income	$305	$539
Gain on disposal of assets	—	—
Gain on disposal of marketable securities	62	61
Other income	2	24

Total other income	$369	$624

Costs and expenses:
Exploration, property evaluation and holding costs	$(341)	$(1,354)
Corporate administration and investor relations	(383)	(1,181)
Depreciation and amortization	(70)	(199)

Total costs and expenses	(794)	(2,734)

Net loss from discontinued operations	$(425)	$(2,110)

Operating activities	$(260)	$(1,780)
Financing activities	(62)	(495)

Net increase/decrease in cash and cash equivalents	$(322)	$(2,275)

Also, upon completion of the Arrangement on May 10, 2007, $2,352,000 in costs associated with the Arrangement previously held as prepaid items were expensed. These costs included legal fees, tax and audit fees, regulatory fees, consultant fees and other items related to the completion of the Arrangement that were not eventually reimbursable by Allied Nevada.

4. Marketable securities

	At December 31, 2008			At December 31, 2007
	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value
	(U.S. dollars in thousands)
Allied Nevada Gold Corp.	$2,194	$5,547	$7,741	$2,194	$7,322	$9,516
Esperanza Silver Corp.	10	35	45	10	134	144
Luzon Minerals	12	—	12	462	(322)	140
Nevgold Resources Corp.	44	—	44	177	(4)	173
Other	480	(169)	311	492	417	909

	$2,740	$5,413	$8,153	$3,335	$7,547	$10,882

Prior to January 1, 2007, the Corporation did not recognize unrealized gains or losses on available-for-sale securities within the financial statements. On January 1, 2007, the Corporation adopted CICA Handbook Sections 1530, "Comprehensive Income" and 3855, "Financial Instruments—Recognition and Measurement" which resulted in a one-time adjustment to the opening balance, as of January 1, 2007, of other comprehensive income of $532,000.

At December 31, 2008, the Corporation determined that certain of its securities had been impaired. The write-down of $583,000, less a tax benefit of $87,000, has been included on our Statement of Consolidated Loss. The Corporation evaluated the remaining securities for impairment, but concluded that any decline in value was temporary due to the short amount of time that the security's fair market value was under cost.

5. Mineral properties

	2007	2008
	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Capitalized interest	Year to date activity	December 31, Ending Balance
	(U.S. dollars in thousands)
Long Valley, United States	948	—	—	12	—	12	960
Yellow Pine, United States	739	—	100	39	—	139	878
Paredones Amarillos, Mexico	3,987	—	—	2,990	2,260	5,250	9,237
Guadalupe de los Reyes, Mexico	1,389	1,452	100	195	—	1,747	3,136
Awak Mas, Indonesia	3,269	—	—	488	—	488	3,757
Mt. Todd, Australia	7,330	—	—	4,637	—	4,637	11,967
Other	390	—	40	42	—	82	472

	$18,052	$1,452	$240	$8,403	$2,260	$12,355	$30,407

Measurement Uncertainty

The Corporation has determined that the carrying value of its mineral properties is recoverable; however, a write-down in the carrying values of one or more of the Corporation's properties may be required as a result of evaluation of gold resources and application of an impairment test which is based on estimates of gold resources and gold prices.

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

(b)
Yellow Pine

On November 7, 2003, Idaho Gold Resources LLC ("Idaho Gold"), an indirect, wholly-owned subsidiary of the Corporation entered into an Option to Purchase Agreement for a nine year option to purchase 100% of the Yellow Pine gold project for $1.0 million. Idaho Gold made an option payment of $100,000 upon execution of the agreement, an option payment of $100,000 on each of the first, second, third, fourth and fifth anniversary dates of the agreement. The agreement calls for Idaho Gold to make four more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1.0 million. If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1.0 million. Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the seventeen claims are subject to an underlying 5% net smelter returns royalty.

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

On January 24, 2008, the Corporation completed the acquisition of interests in various mineral properties adjacent to the Corporation's Guadalupe de los Reyes project in Mexico. Under the terms of the agreement, the Corporation (a) paid Grandcru $377,000, net of back taxes on the mining concessions, and pay a private investment group known as the San Miguel Group $75,000 for total cash consideration of $452,000, and (b) issued to Grandcru and the San Miguel Group, in aggregate, Common Shares of the Corporation with a value of $1,000,000 (amounting to 213,503 Common Shares) on closing. In addition, the Corporation reached an agreement with Goldcorp Inc. and its Mexican subsidiary, Desarrollos Mineros San Luis, S.A. de C.V. (together, "San Luis"), and with the San Miguel Group to complete the acquisition of their respective interests in the mining concessions at the same time as the closing occurs with Grandcru. The Corporation agreed to pay a 2% net smelter returns royalty on all minerals produced payable to the San Miguel Group on the mining concessions known as the San Miguel Concessions. The Corporation agreed to pay San Luis a 1% net smelter returns royalty on mining concessions known as the San Luis Concessions and the San Miguel Concessions, and 2% to 3% net smelter returns royalty depending on the gold price on the Corporation's mining concessions known as the Gaitán Concessions. Certain of the San Luis Concessions are subject to a pre-existing underlying royalty of 3% net smelter returns royalty payable to Sanluis Corporación, S.A. de C.V.

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

6. Property, plant and equipment

	December 31, 2008			December 31, 2007
	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net
	(U.S. dollars in thousands)
Paredones Amarillos, Mexico	18,006	12	17,994	33	2	31
Mt. Todd, Australia	584	170	414	397	54	343
Awak Mas, Indonesia	116	70	46	98	43	55
Corporate, United States	252	173	79	455	417	38

	$18,958	$425	$18,533	$983	$516	$467

On January 7, 2008, the Corporation entered into an agreement with A.M. King Industries, Inc. ("A.M. King") and Del Norte Company Ltd., a wholly-owned subsidiary of A.M. King, to purchase gold processing equipment to be used at the Corporation's Paredones Amarillos project. The aggregate purchase price was approximately $16.0 million. The purchase price includes the cost of relocating the equipment to Edmonton, Alberta, Canada. The Corporation is responsible for the reconditioning and transportation of the equipment to from Edmonton to Paredones Amarillos. The equipment includes a 10,000 tonne per day semi-autogenous grinding mill, two ball mills, gyratory crusher and a shorthead cone crusher, along with other related components, spare parts and other process plant equipment. On April 17, 2008, the Corporation announced that it had finalized the purchase of the gold processing equipment, with the conclusion on that date of the transportation of the major equipment items to the Corporation's lay-down yard in Edmonton.

On December 10, 2008, the Corporation completed a transaction to purchase the land needed for a desalination plant for the Paredones Amarillos Project. The purchase price of the land was 5,648,740 pesos, which was equivalent to $424,000 on the purchase date and was paid in full with cash on the purchase date. On December 23, 2008, the Corporation entered into an agreement to purchase approximately 1,236 acres of land for the mill site and other infrastructure. The purchase price of the land was 6,000,000 pesos, which was equivalent to $456,274 on the purchase date. The Corporation paid $228,136, which was half of the total purchase price, on the date of purchase and has recorded as a long-term liability the other remaining $228,136 that is payable upon the earlier of: i) within 10 days following the start-up of commercial production at the Paredones Project or ii.) three years from the date of the purchase agreement.

7. Brokered private placement of convertible notes

On March 4, 2008, the Corporation completed a private placement in which the Corporation issued and sold $30 million in aggregate principal amount of senior secured convertible notes (the "Notes"). The Notes were issued on March 4, 2008 and mature at face value on March 4, 2011 (the "Maturity Date"). The Notes pay interest of 10% per annum. Interest is payable each year in two installments on June 15 and December 15, and the principal is payable on the Maturity Date.

The Notes are convertible at the holder's or issuer's discretion in accordance with the terms of the Notes. The holder can convert all or part of the debt at any time prior to the Maturity Date or the business day immediately preceding the Redemption Date at a price of $6.00 per common share, subject to adjustment in certain circumstances. The "Redemption Date" represents the date that the Notes will be redeemed in the event that the Corporation redeems the Notes.

The Corporation can convert all, but not part, of the Notes after March 4, 2009 if the weighted-average price of the Corporation's Common Shares as quoted on the NYSE Amex has been equal to or greater than $9.00 per share for 15 consecutive trading days. The notice of conversion must occur within 10 days of any such 15-day period and the share price must be equal to or greater than $9.00 on the date the notice is delivered. The conversion price is $6.00 per common share subject to adjustments in certain circumstances.

The conversion price will be adjusted on March 4, 2009, being the first anniversary of the issuance of the Notes, to the lesser of the current conversion price or 120% of the 20-day weighted-average share price of the Common Shares as quoted on NYSE Amex. The conversion price will also be adjusted in certain circumstances, such as issuance of warrants, additional Common Shares or distribution of assets. The conversion price shall not be adjusted below $4.80 per common share.

Simultaneous with the issuance of the Notes, the Corporation issued to Casimir Capital LP 200,000 common share purchase warrants with an exercise price of $6.00 per warrant and expiration date of March 4, 2011, as partial consideration for acting as agent for the transaction (Note 9). The Corporation also paid to Casimir Capital a cash fee of $1.2 million, being 4% of the gross proceeds of the offering of the Notes. The warrants provide for cashless exercise if the market price of the Corporation's Common Shares is above the exercise price of the warrants. In addition, the exercise price is subject to standard anti-dilution adjustment provisions.

The Notes have been accounted for in accordance with EIC 164, "Convertible and other Debt Instruments with Embedded Derivatives". Under EIC 164, the fair value of the conversion feature is recorded as equity. The issuance date fair value of the conversion feature was estimated to be $6.8 million and was classified as the equity component of convertible notes with the residual balance of $23.2 million being recorded as the fair value of the Corporation's obligation to make principal and interest payments and has been classified as long-term debt.

The issuance date fair value of the warrants of $336,000 and legal fees and other expenses of $1.9 million related to the issuance of these Notes have been allocated pro-rata between debt issuance costs of $1,531,000 and equity issuance costs of $457,000. The transaction costs are added to the cost of the convertible debt and presented as a reduction of the related debt and equity portions. The issuance costs related to the debt portion will be amortized over the term of the Notes using the effective interest rate method. The Corporation capitalizes interest and accretion based on expenditures on qualifying assets. As of December 31, 2008, the Corporation had qualifying expenditures of approximately $17.0 million related to the equipment purchase for the Paredones Amarillos project. The Corporation has used approximately $24.0 million of the proceeds for ongoing operations at the Paredones Amarillos project, which includes approximately $17.0 million towards the purchase of gold processing equipment. The Corporation has $6.0 million remaining that will be used to fund ongoing operations pursuant to the covenants of the Notes.

A reconciliation of the carrying value of the long-term liability portion of the Notes is as follows:

Principal amount of the Notes	$30,000
Issuance costs allocated to long-term liabilities	(1,531)
Conversion feature allocated to equity	(6,755)

Carrying value of the Notes upon issuance	21,714
Accretion expense	1,782

Carrying value of the Notes at December 31, 2008	$23,496

8. Capital stock

Common Shares issued and outstanding

	Number of shares issued	Capital stock ($000's)
As of December 31, 2005	20,785,262	$158,575
Private placement February 2006, net (g)	649,684	3,184
Public offering November 2006, net (h)	3,668,100	28,852
Warrants exercised from February-March 2002 private placement (b)	1,500,631	2,251
Warrants exercised from February 2003 private placement (a)	947,000	3,982
Warrants exercised from September 2004 private placement (e)	1,953,956	9,281
Warrants exercised from September 2005 private placement (f)	1,763,812	7,231
Exercise of stock options, cash—Note 10	219,125	808
Exercise of stock options, fair value—Note 10	—	469
Shares issued for acquisition of gold properties (c)	177,053	877
Shares issued for services (d)	10,000	108

Issued during 2006	10,889,361	57,043

As of December 31, 2006	31,674,623	$215,618
Warrants exercised from February-March 2002 private placement (b)	97,465	146
Warrants exercised from September 2005 private placement, cash (f)	980,385	2,533
Warrants exercised from September 2005 private placement, fair value	—	401
Warrants exercised from February 2006 private placement (g)	262,280	930
Exercise of stock options, cash—Note 10	243,153	715
Exercise of stock options, fair value—Note 10	—	429

Issued during 2007	1,583,283	5,154

As of December 31, 2007	33,257,906	$220,772
Warrants exercised from February 2006 private placement (g)	928,390	2,941
Shares issued for acquisition of gold properties (c)	213,503	1,000
Shares issued for services (d)	37,318	132
Exercise of stock options, cash—Note 10	38,712	139
Exercise of stock options, fair value—Note10	—	114

Issued during 2008	1,217,923	4,326

As of December 31, 2008	34,475,829	$225,098

(a)   Warrants exercised from February 2003 private placement

During the year ended December 31, 2006, 947,000 of the warrants issued in the February 2003 private placement have been exercised for total gross proceeds of $3,982,600 (Note 9).

On May 1, 2006, the Corporation announced that, in accordance with the terms of its outstanding common share purchase warrants (the "February 2003 Warrants"), it had elected to accelerate the expiry date of all such currently outstanding Warrants since the "Acceleration Event" described in the applicable warrant indentures had occurred.

The Acceleration Event occurred on April 26, 2006 because the closing price of the Corporation's Common Shares on the NYSE Amex exceeded 150% of the current exercise price of the warrants ($4.28) for the 15 consecutive trading days prior to that date.

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

(b)   Warrants exercised from February-March 2002 private placement

During the years ended December 31, 2007 and 2006, 97,465 and 1,500,631 of the warrants issued in the February-March 2002 private placement were exercised for total gross proceeds of $146,198 and $2,250,947, respectively (Note 9).

(c)   Common Shares issued for acquisition of gold properties, net

On January 24, 2008, the Corporation issued Common Shares with a value of $1,000,000 to Grandcru Resources Corporation and a private investor group known as the San Miguel Group, as partial consideration for the Corporation's acquisition of Grandcru's interest in two gold/silver mineral properties adjacent to the Corporation's Guadalupe de los Reyes property (note 5(d)).

On June 29, 2006, the Corporation issued 177,053 Common Shares valued at $877,466, to the JAAC as consideration for the JAAC entering into the purchase agreement of the Mt. Todd gold mine and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production (Note 5(f)).

(d)   Common Shares issued for services, net

In compensation for the advisory services provided by Prime Corporate Finance ("PCF") in connection with the disposal of the Amayapampa project, the Corporation had agreed to pay PCF a success fee of 5% of the face value of any completed transaction. On April 8, 2008, PCF and Vista Gold agreed that the success fee would be payable in Common Shares of Vista Gold. Based on the market price of Vista Gold's Shares at the close of business on April 7, 2008 of Cdn. $4.47 per Common Share, 37,318 Vista Gold Common Shares were issuable to PCF. Completion of the issuance of the 37,318 Common Shares occurred on June 17, 2008, at which time the Common Shares had a fair value of $132,000.

Pursuant to an agreement executed May 5, 2006, with Quest Capital Corp. ("Quest"), Quest agreed to provide advisory services to the Corporation for a monthly fee of $10,000 and 10,000 Common Shares of the Corporation. The 10,000 Common Shares were issued on October 10, 2006 and were valued at $10.76 per Common Share for total consideration of $107,600.

(e)   Warrants exercised from September 2004 private placement

During the year ended December 31, 2006, 1,953,956 warrants issued in the September 2004 private placement were exercised for gross proceeds of $9,281,291.

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

(f)    Warrants exercised from September 2005 private placement

During the year ended December 31, 2007 and 2006, 980,385 and 1,763,812 Common Shares were issued upon exercise of the September 2005 private placement warrants for gross proceeds of $2,533,312 and $7,231,629, respectively.

(g)   Warrants exercised from February 2006 private placement

On February 2, 2006, the Corporation completed a non-brokered private placement financing in which it sold and issued a total of 649,684 units (the "Units"), at a price of $5.05 per Unit for aggregate gross proceeds of $3,280,904. Net cash proceeds to the Corporation after costs of $66,112 for subsequent registration for resale under the Securities Act of the shares issued in the private placement and the shares issuable upon exercise of the warrants, and legal expenses of $30,719, were $3,184,073. Each Unit consisted of one Common Share and one Common Share purchase warrant entitling the holder to acquire an additional Common Share of Vista Gold at an exercise price of $6.00 for a period of two years from the date of issue. Upon completion of the Arrangement Agreement, the number of shares to be issued in connection with the outstanding warrants was adjusted so that each warrant entitled the holder thereof upon exercise to receive 1.894 Common Shares per warrant (see Note 9).

During the years ended December 31, 2008 and 2007, 928,390 and 262,280 Common Shares were issued upon exercise of the February 2006 private placement warrants for gross proceeds of $2,941,000 and $930,000, respectively.

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

9. Warrants

Further to Note 8, warrants granted and outstanding are summarized in the following table:

	Warrants granted(2)(3)	Valuation ($000's)	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise prices (U.S. $)	Expiry date	Weighted average remaining life (yrs)
As of December 31, 2005	11,375,828	401	(4,157,921)	(320,663)	6,897,244	$3.66
Private placement February 2006	649,684	—	—	—	649,684	6.00	Feb-08	1.1
Public offering broker warrants November 2006	183,405	531	—	—	183,405	8.50	Nov-08	1.9
Private placement February-March 2002	—	—	(1,500,631)	—	(1,500,631)	1.50	Feb–Mar-07	0.2
Private placement February 2003	—	—	(947,000)	—	(947,000)	4.28	Feb-07	—
Private placement September 2004	—	—	(1,953,956)	(12,500)	(1,966,456)	4.75	Sep-06	—
Private placement September 2005	—	—	(1,763,812)	—	(1,763,812)	4.10	Sep-07	0.7

Total 2006	833,089	531	(6,165,399)	(12,500)	(5,344,810)	3.70

As of December 31, 2006	12,208,917	932	(10,323,320)	(333,163)	1,552,434	$4.82
Private placement February- March 2002	—	—	(97,465)	—	(97,465)	1.50	Feb–Mar-07	—
Private placement September 2005	—	(401)	(617,881)	(4,000)	(621,881)	4.10	Sep-07	—
Private placement February 2006	—	—	(155,000)	—	(155,000)	6.00	Feb-08	0.1

Total 2007	—	(401)	(870,346)	(4,000)	(874,346)	4.15

As of December 31, 2007	12,208,917	531	(11,193,666)	(337,163)	678,088	$6.68
Private placement February 2006(1)	—	—	(490,175)	(4,509)	(494,684)	6.00	Feb-08	—
Convertible notes broker warrants	200,000	336	—	—	200,000	6.00	Mar-11	2.2
Public offering broker warrants November 2006	—	(531)	—	(183,405)	(183,405)	8.50	Nov-08	—

Total 2008	200,000	(195)	(490,175)	(187,914)	(478,089)	6.00

As of December 31, 2008	12,408,917	336	(11,683,841)	(525,077)	200,000	6.00

(1)
Each warrant entitled the holder to purchase Common Shares as adjusted in accordance with the warrant terms pursuant to the previously announced Plan of Arrangement transaction involving the Corporation, Allied Nevada Gold Corp. and Carl and Janet Pescio that closed on May 10, 2007 (the "Plan of Arrangement").

(2)
Each warrant entitles the holder to purchase one common share. See Note 8.

(3)
The value of all warrants issued in conjunction with private placements is allocated to common stock upon exercise.

Immediately prior to the completion of the Arrangement Agreement on May 10, 2007, there were 1,203,088 outstanding warrants entitling holders to purchase one Common Share per warrant. Of the aforementioned outstanding warrants, 405,000 were issued as part of the September 2005 private placement, 614,684 were issued as part of the February 2006 private placement and an aggregate 183,405 were issued as payment to two agents in connection with the Corporation's November 2006 public equity financing. Upon completion of the Arrangement, the number of shares to be issued in connection with the outstanding warrants was adjusted so that each warrant entitles the holder thereof upon exercise to receive the following number of shares per warrant: 1.904 Common Shares per warrant for the September 2005 private placement warrants, 1.894 Common Shares per warrant for the February 2006 private placement warrants, 1.925 Common Shares per warrant for 119,213 of the broker warrants and 1.928 Common Shares per warrant for the remaining 64,192 broker warrants.

On September 23, 2007, the remaining 4,000 warrants issued in conjunction with the September 2005 private placement expired.

10. Stock options

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

The fair value of stock options granted to employees and directors was estimated at the grant date using the Hull-White trinomial lattice option pricing model beginning in 2007 (prior years the fair-value was estimated using the Black-Scholes method), using the following weighted average assumptions:

	Years Ended December 31,
	2008	2007	2006
Expected volatility	53.97%–55.19%	53%–60%	60%
Risk-free interest rate	3.09%–3.25%	3.32%–4.6%	4.55%–4.91%
Expected life (years)	5 years	3-5 years	5 years
Dividend yield	N/A	N/A	N/A

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

A summary of option activity under the Plan as of December 31, 2008, and changes during the period then ended is set forth in the following table:

	Number of Shares	Weighted Average Exercise Price (U.S. $)	Weighted- Average Remaining Contractual Term	Average Intrinsic Value ($000's)
Outstanding December 31, 2005	950,625	$3.76	4.00	$1,243
Granted	230,000	9.34
Exercised	(219,125)	3.69
Forfeited	(7,500)	4.29
Expired	(10,000)	3.98

Oustanding—December 31, 2006	944,000	$5.13	2.57	$3,500
Granted	990,000	5.42
Exercised	(243,153)	2.94
Expired	(12,857)	4.10
Modification under Arrangement	(47,777)	—

Outstanding—December 31, 2007	1,630,213	$4.99	3.44	$1,112
Granted	830,000	3.26
Exercised	(38,712)	3.58
Forfeited	(40,000)	5.66
Cancelled	(111,393)	4.36
Expired	(85,361)	3.32

Outstanding—December 31, 2008	2,184,747	$4.39	3.55	$—

Exercisable—December 31, 2008	1,769,747	$4.65	3.30	$—

A summary of the movements included in options within Shareholders' Equity as of December 31, 2008, and during the periods then ended is set forth in the following table:

Fair Value ($000's)
As of December 31, 2005	$1,939

Granted	$534
Exercised	(469)
Forfeited	(21)
Expired	(5)
Expensed from prior period grants	261

As of December 31, 2006	$2,239

Granted	1,221
Exercised	(429)
Expensed from prior period grants	793

As of December 31, 2007	$3,824

Granted	544
Exercised	(114)
Forfeited	(83)
Cancelled	(341)
Expired	(261)
Expensed from prior period grants	1,065

As of December 31, 2008	$4,634

The total number of options outstanding at December 31, 2008 is 2,184,747 with exercise prices ranging from approximately $1.73 to $7.45 and remaining lives of 0.18 to 4.66 years. The total number of options outstanding represents 6.3% of issued capital.

Compensation expense with a fair value of $1,064,930 was recognized during the year ended December 31, 2008, for options previously granted and vesting over time. During the years ended December 31, 2007 and 2006, compensation expense with fair values of $792,527 and $261,673, respectively, was recognized for options previously granted and vesting over time.

Under the Plan, 830,000 stock options, which will vest over a period of two years (415,000 in each year), were granted to employees, directors and consultants of the Corporation during the year ended December 31, 2008. The fair value of the 415,000 options immediately vested has been recorded as a non-cash compensation expense of $544,365. The weighted-average grant date fair value of the 830,000 options granted during the year ended December 31, 2008 was $1.32.

Under the Plan, 990,000 stock options, of which 940,000 will vest over a period of two years (470,000 in each year) and 50,000 will vest over a period of six months (25,000 immediately and 25,000 at the end of six months), were granted to employees, directors and consultants of the Corporation during the year ended December 31, 2007. The fair value of the 495,000 options immediately vested has been recorded as a non-cash compensation expense of $1,221,141. The weighted-average grant date fair value of the 990,000 options granted during the year ended December 31, 2007 was $2.51.

Under the Plan, 230,000 stock options, of which 60,000 will vest over a period of three years (20,000 in each year) and 170,000 will vest over a period of two years (85,000 in each year), were granted to employees and directors of the Corporation during the year ended December 31, 2006. The fair value of the 105,000 options immediately vested has been recorded as a non-cash compensation expense of $534,230. The weighted-average grant date fair value of the 230,000 options granted during the year ended December 31, 2006 was $5.22.

During the year ended December 31, 2008, 38,712 options were exercised and there was no intrinsic value as of the end of the period. During the respective years ended December 31, 2007 and 2006, 243,153 and 219,125 options, respectively were exercised with aggregate intrinsic values of $505,720 and $1,083,193, respectively.

A summary of the status of the Corporation's unvested stock options as of December 31, 2008, and changes during the period then ended, is set forth below:

	Number of Shares	Weighted- Average Grant Date Fair Value (U.S. $)
Unvested—December 31, 2005	42,500	$2.75
Granted	125,000	5.22
Vested	(35,000)	2.73
Forfeited	(7,500)	3.98

Unvested—December 31, 2006	125,000	$5.22
Granted	495,000	2.51
Vested	(99,848)	5.56
Modification under Arrangement	(6,180)	—

Unvested—December 31, 2007	513,972	$2.64
Granted	415,000	1.32
Vested	(478,972)	2.49
Forfeited	(35,000)	2.69

Unvested—December 31, 2008	415,000	$1.49

As of December 31, 2008, there was $335,831 of unrecognized compensation expense related to the unvested portion of options outstanding. This expense is expected to be recognized over a weighted-average period of 0.8 years.

11. Contributed surplus

	December 31,
	2008	2007	2006
Balance, beginning of year	$253	$253	$232
Cancelled options—Note 10	341	—	21
Expired options—Note 10	262	—	—
Expired warrants—Note 9	531	—	—

Balance, end of year	$1,387	$253	$253

12. Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

	Accumulated other comprehensive income, before tax ($000's)	Accumulated other comprehensive income, net of tax ($000's)
As of December 31, 2006	$—	$—
Adjustment for CICA 3855 adoption	532	453
Increases to fair market value during period	7,173	6,096
Decreases due to realization of gain	(158)	(133)

As of December 31, 2007	$7,547	$6,416
Decreases to fair market value during the period	(2,232)	(1,897)
Increases due to realization of loss	98	83

As of December 31, 2008	$5,413	$4,602

Effective September 30, 2008, the Corporation adopted the Emerging Issues Committee Abstract 172 ("EIC 172"), "Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain in Other Comprehensive Income." EIC 172 provides guidance on whether the tax benefit from the recognition of previously unrecognized tax los carryforwards consequent to the recording of unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale financial assets, should be recognized in net income or in other comprehensive income. EIC 172 should be applied retrospectively, with restatement of prior periods from January 1, 2007, the date of adoption of CICA 3855.

The adoption of EIC 172 resulted in a reclassification of $1,132,000 of income tax recovery from the accumulated other comprehensive income balance to the accumulated deficit as of December 31, 2007. It also resulted in a reclassification of $320,000 of income tax expense from the accumulated other comprehensive income balance to the Consolidated Statement of Loss under the heading "Income tax benefit/(expense)" for the year ended December 31, 2008.

Effective January 1, 2007, the Corporation adopted CICA Handbook Sections 1530, "Comprehensive Income" and 3855, "Financial Instruments—Recognition and Measurement." The adoption of these new sections had no impact on the Corporation's financial statements on or before December 31, 2006 as the sections require adjustments to the carrying value of available-for-sale securities to be recorded within accumulated other comprehensive income on transition. Upon adoption of these sections, the Corporation made a one-time adjustment to the opening balance, as of January 1, 2007, of accumulated other comprehensive income in the amount of $453,000, as noted in the above schedule.

13. Commitments and contingencies

Refer to Note 5 for commitments in connection with acquisitions of mineral properties and Note 6 for commitments in connection with acquisitions of property, plant and equipment.

14. Financial instruments

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

Financial Assets

The carrying amounts and fair values of financial assets are as follows:

		December 31, 2008		December 31, 2007
U.S. dollars in thousands	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents	Held-for-trading	$13,266	$13,266	$16,686	$16,686
Accounts receivable(1)	Loans and receivables	127	127	91	91
Amayapampa disposal consideration	Held-for-trading	4,813	4,813	—	—
Marketable securities(2)	Available-for-sale	8,153	8,153	10,882	10,882

Total financial assets		$26,359	$26,359	$27,659	$27,659

(1)
Carrying amount is a reasonable approximation of fair value.

(2)
The fair value represents quoted market prices in an active market.

Financial liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		December 31, 2008		December 31, 2007
U.S. dollars in thousands	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities(1)	Other financial liabilities	$803	$803	$664	$664
Other long-term liabilities	Other financial liabilities	225	228	—	—
Convertible notes (2)	Other financial liabilities	25,896	23,496	—	—

Total financial assets		$26,924	$24,527	$664	$664

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

Credit risk

The Corporation's credit risk is primarily attributable to its cash and cash equivalents. The Corporation monitors its cash and cash equivalents in order to limit its exposure to credit risk. The Corporation does not have any financial assets that are invested in asset-backed commercial paper.

Liquidity risk

The Corporation ensures that there is sufficient capital in order to meet short term business requirements, after taking into account the Corporation's holdings of cash and cash equivalents and cash flows from financing activities. The Corporation believes that these sources will be sufficient to cover the likely short and long term cash requirements. The Corporation's cash and cash equivalents are held in interest bearing liquid savings accounts.

Market risk

The significant market risk exposure to which the Corporation is exposed is interest rate risk. The Corporation's policy is to invest cash at floating rates of interest in short-term highly liquid cash savings accounts in order to maintain liquidity. Fluctuations in interest therefore have little impact on the value of cash equivalents and short term investments. With respect to financial liabilities, the convertible notes are not subject to interest rate risk because they bear interest at a fixed rate and are not subject to fluctuations in interest.

15. Supplemental cash flow disclosure and material non-cash transactions

As of December 31, 2008, 2007 and 2006 all of the Corporation's cash was held in liquid bank deposits.

Non-cash consideration given/(received) during 2008
Material non-cash transactions ($000's)	Equity units
Investing and financing activities:
Prime Corporate Finance—Note 3	$132
Grandcru and San Miguel Group—Note 5(d)	1,000
McBride(1)	(100)

Non-cash consideration given/(received) during 2007
Material non-cash transactions ($000's)	Equity units
Investing and financing activities:
Dividend-in-kind—Note 3	$36,159
Allied Nevada Gold Corp.—Note 3	(38,343)
McBride(1)	(100)

Non-cash consideration given/(received) during 2006
Material non-cash transactions ($000's)	Equity units
Investing and financing activities:
Mt. Todd gold mine—Note 5(f)	$877
Agent warrants—Note 8(h)	531
Quest Capital Corp.—Note 8(d)	108
McBride(1)	(33)

(1)
On July 20, 2006, the Corporation and Nevgold Resources entered into a letter of intent pursuant to which Nevgold Resources would aquire three of the Corporation's mineral exploration properties located in Manitoba and Ontario, Canada, for consideration of 1,000,000 Nevgold Resources common shares, of which 100,000 shares were immediately issued to the Corporation. Pursuant to the agreement with Nevgold Resources, the remaining 900,000 shares are held in escrow and 15% of the remaining balance will be issued every six months over a three-year period. As of December 31, 2008, the Corporation has received 700,000 shares of Nevgold and will receive the remaining 300,000 shares during 2009.

16. Income taxes

(a)        A reconciliation of the combined Canadian federal and provincial income taxes at statutory rates and the Corporation's effective income tax expense/(benefit) is as follows:

	Years ended December 31,
	2008	2007	2006
	(restated)
Income tax benefit at statutory rates	$(2,761)	$(2,680)	$(1,418)
Increase (decrease) in taxes from:
Other permanent differences	1,351	1,923	(21)
Differences in foreign tax rates	(72)	71	6
Effect of foreign exchange	2,491	(2,099)	—
Change in effective tax rate	1,482	1,314	987
Benefit of losses not recognized	—	—	677
Prior Year provision to actual adjustments	200	792	(231)
Temporary differences transferred to Allied Nevada	—	7,723	—
Capital loss on sale of Amayapampa	(3,107)	—	—
Change in valuation allowance	736	(8,095)	—

Income tax (benefit)/expense	$320	$(1,051)	$—

(b)        Future income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company's future tax assets as at December 31 are as follows:

	December 31,
Future income tax assets	2008	2007
Excess tax basis over book basis of property, plant and equipment	$5,288	$9,246
Operating loss carryforwards	6,653	5,874
Capital loss carryforwards	3,819	2,309
Other	829	1,263
Accrued reclamation	—	—

Total future tax assets	16,589	18,692
Valuation allowance for future tax assets	(15,777)	(17,541)

	812	1,151
Future income tax liabilities
Marketable securities	812	1,151

Total	$—	$—

(c)        The Corporation has available income tax losses of approximately $19.9 million, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

	Canada	United States	Total
2009	572	—	572
2010	585	—	585
2014	621	—	621
2015	761	—	761
2019	—	519	519
2020	—	783	783
2021	—	778	778
2022	—	748	748
2023	—	691	691
2024	—	2,082	2,082
2025	—	2,362	2,362
2026	879	1,214	2,093
2027	838	1,700	2,538
2028	2,185	2,600	4,785

	$6,441	$13,477	$19,918

17. Retirement plan

The Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent U.S. employees. The Corporation makes contributions of up to 4% of eligible employees' salaries. The Corporation's contributions were as follows: 2008—$40,618, 2007—$38,418; and 2006—$32,161.

18. Segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects. These activities are focused principally in North America, Australia and Indonesia. The Corporation reported no revenues in 2008, 2007 and 2006. Geographic segmentation of mineral properties and plant and equipment is provided in Notes 5 and 6.

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

  (b)
  In 2000, the carrying values of certain long-lived assets exceeded their respective undiscounted cash flows. Following Canadian GAAP at that time, the carrying values were written down using the undiscounted cash flow method. Under U.S. GAAP, the carrying values were written down to their fair values using the discounted cash flow method, giving rise to a difference in the amounts written down. During 2007, the carrying values of certain long-lived assets exceeded their respective discounted cash flows. Under Canadian GAAP, the carrying values were written down using the discounted cash flow method. Under U.S. GAAP, a write-down was not required as the carrying value of the asset was already written down to the fair-value using the discounted cash flows during 2000. In 2008, the future consideration on the disposal of Amayapampa is designated as a financial asset held for trading and is recorded at fair value.

  (c)
  In accordance with U.S. GAAP (SFAS No. 109), the reversal of a valuation allowance which is directly related to the gain or loss of available-for-sale securities, when a Corporation has no expectations of taxable income in future periods, is recorded in other comprehensive income/(loss). Under Canadian GAAP, the Corporation adopted EIC 172, effective September 30, 2008. This standard requires the recognition of the tax benefit or loss of previously unrecognized tax loss carryforwards associated with the unrealized holding gains and losses of available-for-sale securities to be recognized in net income or net loss. This abstract required retrospective restatement of all prior periods beginning with January 1, 2007. The adoption of EIC 172 resulted in a future income tax expense being recorded as part of the Corporation's Net Loss, whereas under SFAS 109 the future income tax expense would be recorded as part of the Corporation's Comprehensive Loss.

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

  (g)
  In accordance with U.S. GAAP, the entire amount of convertible debt is classified as a liability and recorded at fair value on the date of issuance. Under Canadian GAAP, the fair value of the conversion feature of the convertible debt is classified as equity and the residual balance is classified as a liability. Under Canadian GAAP a portion of the debt issuance costs were allocated to equity. Under U.S. GAAP all issuance costs were allocated to debt. The liability portion is accreted each period in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date.

The significant measurement differences in the consolidated statements of loss relative to U.S. GAAP were:

Consolidated Statements of Loss

	Years ended December 31,			Cumulative during Exploration Stage
	2008	2007	2006
	(U.S. dollars in thousands, except share data)
Net loss—Canadian GAAP	$(9,973)	$(13,150)	$(4,171)	$(42,241)
Exploration, property evaluation and holding costs—continuing operations (e)	(8,403)	(6,375)	(2,280)	(13,183)
Exploration, property evaluation and holding costs—discontinued operations (b)(e)	—	5,509	(355)	4,016
Gain on sale of Amayapampa (b)	2,124	—	—	2,124
Interest accretion on convertible notes (g)	837	—	—	837
Amortization of debt issuance costs (g)	(225)	—	—	(225)
Future income tax benefit/(expense) (c)	320	(1,051)	—	(812)
Financing costs	—	—	—	(222)
Stock-based compensation expense (f)	—	—	(4)	2,251
Beneficial conversion feature (d)	—	—	—	(2,774)

Net loss—U.S. GAAP	(15,320)	(15,067)	(6,810)	(50,229)
Unrealized gain (loss) on marketable securities (c)	(2,134)	7,096	445	(2,172)

Comprehensive loss—U.S. GAAP	$(17,454)	$(7,971)	$(6,365)	$(52,401)

Basic and diluted loss per share—U.S. GAAP	$(0.45)	$(0.47)	$(0.26)

The significant measurement differences in the consolidated balance sheets as at December 31, 2008 and 2007 relative to U.S. GAAP were:

Consolidated Balance Sheets

	December 31, 2008			December 31, 2007
	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP
	(U.S. $000's)
Current assets (c)	$22,012	—	$22,012	$27,948	—	$27,948
Property, plant and equipment (e)	48,940	(20,433)	28,507	18,519	(11,339)	7,180
Other assets (b)	4,813	—	4,813	66	—	66
Assets held for sale (b,e)	—	—	—	4,813	(2,124)	2,689

Total assets	$75,765	$(20,433)	$55,332	$51,346	$(13,463)	$37,883

Current liabilities	803	—	803	694	—	694
Convertible notes (g)	23,496	4,995	28,491	—	—	—
Other long-term liabilities	228	—	228	—	—	—

Total liabilities	24,527	4,995	29,522	694	—	694
Capital stock (a,f)	225,098	75,282	300,380	220,772	75,364	296,136
Special warrants (d)	—	222	222	—	222	222
Warrants and options (f)	4,970	(304)	4,666	4,355	(647)	3,708
Contributed surplus (a,f)	1,387	5,265	6,652	253	5,526	5,779
Equity component of convertible notes (g)	6,298	(6,298)	—	—	—	—
Other comprehensive income (c)	4,602	901	5,503	6,416	1,221	7,637
Deficit (a,b,c,e,f,g)	(191,117)	(100,496)	(291,613)	(181,144)	(95,149)	(276,293)

Total shareholders' equity	51,238	(25,428)	25,810	50,652	(13,463)	37,189

Total liabilities & shareholders' equity	$75,765	$(20,433)	$55,332	$51,346	$(13,463)	$37,883

The significant measurement differences in the consolidated statements of cash flows relative to U.S. GAAP were:

Consolidated Statements of Cash Flows

	Years ended December 31,
				Cumulative during Exploration Stage
	2008	2007	2006
	(U.S. dollars in thousands)
Cash flows from operating activities, Canadian GAAP	$(7,638)	$(4,285)	$(1,508)	$(20,099)
Additions to mineral properties, net (e)	(8,263)	(394)	(2,635)	(14,776)

Cash flows from operating activities, U.S. GAAP	(15,901)	(4,679)	(4,143)	(34,875)
Cash flows from investing activities, Canadian GAAP	(26,913)	(31,349)	(3,682)	(66,766)
Additions to mineral properties, net (e)	8,263	394	2,635	14,776

Cash flows from investing activities, U.S. GAAP	(18,650)	(30,955)	(1,047)	(51,990)
Cash flows from financing activities, Canadian GAAP	31,425	4,324	54,279	122,727

Cash flows from financing activities, U.S. GAAP	31,425	4,324	54,279	122,727
Increase/(decrease) in cash and cash equivalents—continuing operations	(3,126)	(31,310)	49,089	35,862
Increase/(decrease) in cash and cash equivalents—discontinued operations	(294)	(702)	(2,418)	(23,270)

Cash and cash equivalents, beginning of period	16,686	48,698	2,027	674

Cash and cash equivalents, end of period	$13,266	$16,686	$48,698	$13,266

Statement of Changes in Shareholders' Equity under U.S. GAAP

(U.S. $000's)	Capital stock	Special warrants	Warrants and options	Contributed surplus	Deficit	Other comprehensive income (loss)	Total shareholders' equity
Balance at December 31, 2005	$234,837	$222	$770	$5,779	$(219,475)	$96	$22,229
Issued during the year (Note 8)	56,574	—	—	—	—	—	56,574
Warrants and options	—	—	1,325	—	—	—	1,325
Contributed surplus	—	—	—	—	—	—	—
Other comprehensive loss (c)	—	—	—	—	—	445	445
Net Loss	—	—	—	—	(6,810)	—	(6,810)

Balance at December 31, 2006	$291,411	$222	$2,095	$5,779	$(226,285)	$541	$73,763
Issued during the year (Note 8)	4,725	—	—	—	—	—	4,725
Warrants and options	—	—	1,613	—	—	—	1,613
Contributed surplus	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	7,096	7,096
Dividend-in-kind					(34,941)		(34,941)
Net loss	—	—	—	—	(15,067)	—	(15,067)

Balance at December 31, 2007	$296,136	$222	$3,708	$5,779	$(276,293)	$7,637	$37,189
Issued during the year (Note 8)	4,244	—	—	—	—	—	4,244
Warrants and options	—	—	958	—	—	—	958
Contributed surplus	—	—	—	873	—	—	873
Other comprehensive loss	—	—	—	—	—	(2,134)	(2,134)
Net loss	—	—	—	—	(15,320)	—	(15,320)

Balance at December 31, 2008	$300,380	$222	$4,666	$6,652	$(291,613)	$5,503	$25,810

Recently adopted standards

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement became effective on November 15, 2008 and did not have a material impact on our Consolidated Financial Statements.

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS No. 159 provides companies with an option to measure, at specified election dates, financial instruments and certain other items at fair value that are not currently measured at fair value. For those items for which the fair value option is elected, unrealized gains and losses will be recognized in earnings for each subsequent reporting period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for years beginning after November 15, 2007. The adoption of this statement did not have an impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Corporation's fiscal year beginning January 1, 2009. The Corporation adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities.

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

Impact of recently issued accounting standards

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company's equity. Among other requirements, this standard requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Loss, of the amounts of consolidated net loss attributable to the parent and to the noncontrolling interest. This statement is effective for the Corporation on January 1, 2009. As of December 31, 2008, the Corporation did not have any minority interests.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(r) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(r) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(r) is effective for fiscal years beginning after December 15, 2008. The Corporation is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(r) on its consolidated statements of loss and financial condition.

20. Subsequent Events

Conversion price adjustment on the Notes

Pursuant to the terms of the Notes, on March 4, 2009, the conversion price of the Notes was automatically adjusted from $6.00 per share to $4.80 per share. As a result of the adjustment, 6.25 million Common Shares are issuable upon conversion of the Notes. Prior to the adjustment 5 million Common Shares were issuable upon the conversion of the Notes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

(1)    Evaluation of Disclosure Controls and Procedures.    At the end of the period covered by this Annual Report of Form 10-K for the fiscal year ended December 31, 2008, an evaluation was carried out under the supervision of and with the participation of the Corporation's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operations of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Corporation's disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Corporation in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

(2)    Management's Annual Report on Internal Control over Financial Reporting.    The management of Vista Gold is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Corporation's principal executive and principal financial officers and effected by the Corporation's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation's internal control over financial reporting includes those policies and procedures that:

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

The Corporation's management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that, as of December 31, 2008, the Corporation's internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Corporation's Financial Statements included in this Annual Report, as stated in their report which appears in Item 8 herein.

(3)    Changes in Internal Controls.    There has been no change in the Corporation's internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning Vista Gold Corp.'s directors will be contained in Vista Gold Corp.'s definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2009 Annual General Meeting of Shareholders (the "Proxy Statement") under the caption "Particulars of Matters to be Acted Upon—Election of Directors" and is incorporated herein by reference.

Information concerning Vista Gold Corp.'s audit committee, including designation of the "Audit Committee Financial Expert" under applicable SEC rules, will be contained in the Proxy Statement under the captions "Corporate Governance—Committees of the Board of Directors and Meetings" and "—Audit Committee Report" and is incorporated herein by reference.

Information concerning certain filing obligations under the federal securities laws applicable to Vista Gold Corp.'s directors and executive officers, and holders of more than 10% of our Common Shares, will be contained in the Proxy Statement under the caption "Ownership of the Corporation's Common Shares" and is incorporated herein by reference.

The Corporation has adopted a code of ethics that applies to all its directors, officers and employees. This code is publicly available on the Corporation's website at www.vistagold.com and on SEDAR at www.sedar.com. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on the Corporation's website.

NYSE Amex Corporate Governance

The Corporations's common shares are listed on NYSE Amex. Section 110 of the Alternext Company Guide permits NYSE Amex to consider the laws, customs and practices of foreign issuers in relaxing certain NYSE Amex listing criteria, and to grant exemptions from NYSE Amex listing criteria based on these considerations. A company seeking relief under these provisions is required to provide written certification from independent local counsel that the non-complying practice is not prohibited by home country law. A description of the significant ways in which Vista Gold's governance practices differ from those followed by domestic companies pursuant to NYSE Amex standards is available on our website at www.vistagold.com.

ITEM 11.    EXECUTIVE COMPENSATION.

        Information concerning this item will be contained in the Proxy Statement under the caption "Compensation Committee Report on Executive Compensation" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be contained in the Proxy Statement under the caption "Ownership of the Corporation's Common Shares" and is incorporated herein by reference.

Information relating to our equity compensation plans will be contained in the Proxy Statement under the captions "Compensation Committee Report on Executive Compensation—Stock Option Plan" and "Securities Reserved for Issuance under Equity Compensation Plans" and is incorporated herein by reference.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.
Report of Independent Accountants dated March 14, 2009.

2.
Consolidated Balance Sheets—At December 31, 2008 and 2007.

3.
Consolidated Statements of Loss—Years ended December 31, 2008, 2007, and 2006.

4.
Consolidated Statements of Deficit—Years ended December 31, 2008, 2007 and 2006.

5.
Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007, and 2006.

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

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Articles of Continuation filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
3.02	By-Law No. 1 of Vista Gold filed as Schedule B to the Management Information and Proxy Circular as filed on Form 6-K as filed with the SEC on April 9, 1998 and incorporated herein by reference (File No. 1-9025)
3.03	Amended By-Law No. 1 of Vista Gold filed as Schedule D to the Management Information and Proxy Circular as filed with the SEC on April 7, 1999 and incorporated herein by reference (File No. 1-9025)
3.04	Articles of Arrangement of Vista Gold Corp., dated May 10, 2007 filed as Exhibit 3 to the Corporation's Current Report on Form 8-K, dated May 10, 2007 and incorporated herein by reference (File No. 1-9025)
4.01	Warrant Indenture dated September 23, 2005 between Vista Gold Corp. and Computershare Trust Company of Canada, as Trustee filed as Exhibit 4.1 to the Corporation's Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)
4.02	Form of Broker Warrant dated September 23, 2005 issued by Vista Gold Corp. to Quest Securities Corporation filed as Exhibit 4.2 to the Corporation's Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)
4.03	Warrant Indenture dated February 2, 2006 between Vista Gold Corp. and Computershare Trust Company of Canada, as Trustee filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K, dated February 2, 2006 and incorporated herein by reference (File No. 1-9025)

4.04	Form of Agent's Warrant Certificate, dated as of November 7, 2006 evidencing Agent Warrants issued by Vista Gold Corp. to Sprott Securities Inc. and to GMP Securities L.P. filed as Exhibit 4.1 to the Corporation's Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference (File No. 1-9025)
4.05	Note Indenture, dated March 4, 2008, among Vista Gold Corp., Minera Paredones Amarillos S.A. de C.V., as guarantor, HSBC Bank USA, N.A., as trustee and HSBC México, S.A. De C.V., Institución de Banca Múltiple, Grupo Financiero HSBC, División Fiduciaria, as collateral agent filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)
10.01	Stock Option dated July 1, 1985, between Henry C. Crofoot, trustee, and incorporated herein by reference (File No. 1-9025)
10.02	Data Purchase, Production Payment Grant and Option to Purchase Production Payment Agreement dated August 1, 2003 between Vista Gold and Enrique Gaitan Maumejean filed as Exhibit 10.20 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.03	Amendment Agreement dated January 14, 1988, among Henry C. Crofoot et al and Enrique Gaitan Maumejean filed as Exhibit 10.21 to Granges' Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.04	Lewis Hycroft Agreement dated January 10, 1989, among Frank W. Lewis, Hycroft Lewis and Hycroft Resources—Development Inc. filed as Exhibit 10.16 to Granges' Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference (File No. 1-9025)
10.05	Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier filed as Exhibit 10.25 to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference (File No. 1-9025)
10.06	Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings filed as Exhibit 10.27 to the Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.07	Third Amendment Agreement dated January 19, 2005, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.23 to the Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.08	Stock Option Plan of Vista Gold dated November 1996 as amended in November 1998, May 2003, May 2005 and May 2006 filed as Schedule C to the Corporation's Commission Annual Report on April 3, 2006 and incorporated herein by reference (File No. 1-9025)
10.09	Share Purchase Agreement dated August 29, 2002 between Vista Gold and Viceroy Minerals Corporation filed as Exhibit 10.25 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.10	Purchase Agreement dated October 7, 2002 between Vista Gold and Newmont Mining Corporation filed as Exhibit 10.26 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.11	Venture Assignment Agreement dated May 9, 2005 between Vista Gold Corp. filed as Exhibit 10.27 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.12	Assignment Agreement, dated May 9, 2005, between Continental Goldfields Limited and Vista Gold Corp. filed as Exhibit 10.28 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.13	Assignment of Rights dated May 9, 2005, between ORT Limited and Vista Gold Corp. filed as Exhibit 10.29 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.14	Option to Purchase Agreement dated July 18, 2005 between Vista Gold and Monex Exploration filed as Exhibit 10.1 to the Corporation's Annual Report on Form 8-K, dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)
10.15	Purchase Agreement dated November 7, 2005 between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation's Annual Report on Form 8-K, dated November 7, 2005 and incorporated herein by reference (File No. 1-9025)
10.16	Finder's Fee Agreement and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated February 2, 2006 and incorporated herein by reference (File No. 1-9025)
10.17	Form of Subscription Agreement dated September 29, 2004, between Vista Gold and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (File No. 1-9025)
10.18	Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty Ltd. and Vista Gold Corp. filed as Exhibit 10.24 to the Corporation's Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)
10.19	Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier filed as Exhibit 10.3 to the Corporation's Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)
10.20	Letter Agreement, dated April 12, 2005, between Prime Corporate Finance Pty Limited and Vista Gold Corp. filed as Exhibit 10.43 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.21	Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings filed as Exhibit 10.1 to the Corporation's Annual Report on Form 8-K, dated July 6, 2006 and incorporated herein by reference (File No. 1-9025)
10.22	Amendment to Purchase Agreement, dated January 19, 2005, between Vista Gold Corp. filed as Exhibit 10.23 to the Corporation's Annual Report on Form 8-K for the SEC on August 16, 2006) and incorporated herein by reference (File No. 1-9025)
10.23	Deed of Option, dated October 28, 2004, between Weston Investments, Organic Resources, Vista Gold Corp., Salu Siwa and JCI Limited filed as Exhibit 10.24 to the Corporation's Annual Report on Form 8-K for the SEC on August 25, 2006) and incorporated herein by reference (File No. 1-9025)
10.24	Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and JCI Limited filed as Exhibit 10.25 to the Corporation's Annual Report on Form 8-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.25	Employment Agreement, dated as of September 22, 2006, between Vista Gold Corp., and JCI Limited filed as Exhibit 10.26 to the Corporation's Annual Report on Form 8-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.26	Assignment Agency Agreement, dated as of October 30, 2006, among Vista Gold Corp., filed as Exhibit 10.27 to the Corporation's Annual Report on Form 8-K dated October 30, 2006 and incorporated herein by reference (File No. 1-9025)
10.27	Assignment Loan Agreement dated May 9, 2005, between Vista Gold Corp. filed as Exhibit 10.28 to the Corporation's Annual Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)

10.28	Assignment Agreement, dated May 9, 2005, between ORT Limited and Vista Gold Corp. filed as Exhibit 10.2 to the Corporation's Annual Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)
10.29	Purchase Letter Agreement dated July 18, 2005, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)
10.30	Fee Letter Agreement dated March 13, 2007, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.53 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference (File No. 1-9025)
10.31	Amendment to Arrangement and Merger Agreement by and among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio, dated May 8, 2007 filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated May 10, 2007 and incorporated herein by reference (File No. 1-9025)
10.32	Letter Agreement dated November 20, 2007, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated November 20, 2007 and incorporated herein by reference (File No. 1-9025)
10.33	Agreement dated December 19, 2007, between Grandcru Resource Corporation and Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)
10.34	Purchase and Termination Agreement dated December 19, 2007, among (i) Klaus Genssler, Genssler Investment Partnership, LLP, Douglas D. Foote and Synergex Group Limited Partnership, (ii) Grandcru Resources Corporation, (iii) Minera Paredones Amarillos, S.A. de C.V. and (iv) Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)
10.35	Termination and Purchase Agreement dated December 21, 2007, among (i) Goldcorp Inc., Luismin S.A. de C.V. and Desarrollos Mineros San Luis, S.A. de C.V., (ii) Grandcru Resources Corporation, (iii) Minera Paredones Amarillos, S.A. de C.V. and (iv) Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)
10.36	Asset Sale Agreement dated January 4, 2008, among Vista Gold Corp., Minera Paredones Amarillos, S.A. de C.V., Del Norte Company, Ltd. and A.M. King Industries, Inc. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated January 2, 2008, and incorporated herein by reference (File No. 1-9025)
10.37	Agency Agreement, dated March 4, 2008, between Vista Gold Corp. and Casimir Capital L.P. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)
10.38	Form of Subscription Agreement dated March 4, 2008, between Vista Gold Corp. and each Subscriber as defined therein filed as Exhibit 10.2 to the Corporation's Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)
10.39	Purchase and Sale Agreement dated March 4, 2008, among Vista Gold Corp., Vista Gold (Antigua) Corp. and Republic Gold Limited ACN 106399311, filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated April 4, 2008 and incorporated herein by reference (File No. 1-9025)
21	Subsidiaries of the Corporation
23.1	Consent of PricewaterhouseCoopers LLP, independent auditors
23.2	Consent of SRK Consulting (US), Inc.

23.3	Consent of Golder Associates, Inc.
23.4	Consent of Gustavson Associates, LLC
23.5	Consent of Mine Development Associates
23.6	Consent of MWH Australia Pty Ltd
23.7	Consent of MWH Americas Inc.
23.8	Consent of Pincock, Allen & Holt
23.9	Consent of Tetra Tech, Inc.
23.10	Consent of Resource Development, Inc.
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: March 13, 2009	By: /s/ Michael B. Richings

Michael B. Richings,
Executive Chairman and Chief Executive Officer
Dated: March 13, 2009	By: /s/ Gregory G. Marlier

Gregory G. Marlier
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 13, 2009	By: /s/ Michael B. Richings

Michael B. Richings,
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: March 13, 2009	By: /s/ Gregory G. Marlier

Gregory G. Marlier
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Michael B. Richings Michael B. Richings	Director	March 13, 2009
* John M. Clark	Director	March 13, 2009
* C. Thomas Ogryzlo	Director	March 13, 2009
* Tracy Stevenson	Director	March 13, 2009
* W. Durand Eppler	Director	March 13, 2009
* Frederick H. Earnest	Director	March 13, 2009
* By: /s/ Michael B. Richings

Michael B. Richings Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.

Exhibit 21

SUBSIDIARIES OF VISTA GOLD CORP.

Name of Subsidiary	Jurisdiction of Organization
Vista Gold U.S. Inc.(1)	Delaware
Vista California, LLC.(5)	California
Idaho Gold Resources LLC(5)	Idaho
Granges Inc.(1)	British Columbia, Canada
Minera Paredones Amarillos Holdings Corp(1).	British Columbia, Canada
Minera Paredones Amarillos S.A. de C.V.(7)	Mexico
Vista Gold (Barbados) Corp.(1)	Barbados
Salu Siwa Pty. Ltd.(2)	Australia
PT Masmindo Dwi(3)(6)	Indonesia
Vista Minerals (Barbados) Corp.(1)	Barbados
Vista Australia Pty. Ltd.(4)	Australia
(1)
100% owned by Vista Gold Corp.

(2)
100% owned by Vista Gold (Barbados) Corp.

(3)
99% owned by Salu Siwa Pty. Ltd.

(4)
100% owned by Vista Minerals (Barbados) Corp.

(5)
100% owned by Vista Gold U.S. Inc.

(6)
1% owned by Vista Gold (Barbados) Corp.

(7)
100% owned by Minera Paredones Amarillos Holdings Corp.

Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-136980 and 333-132975), and in the Registration Statements on Form S-8 (Nos. 333-105621, 333-134767 and 333-153019) of Vista Gold Corp. (the "Company") of our report dated March 10, 2009, relating to the consolidated financial statements and the effectiveness of internal control over financial reporting of the Company included in this Annual Report on Form 10-K for the year ended December 31, 2008.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, BC, Canada
March 10, 2009

Exhibit 24

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael B. Richings, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name and/or his behalf, to do any and all acts and things and to execute any and all instruments which said attorney-in-fact and agent may deem necessary or advisable to enable Vista Gold Corp. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations or requirements of the Securities and Exchange Commission in respect thereof, including, without limitation, the power and authority to sign his name in any and all capacities (including his capacity as a Director and/or Officer of Vista Gold Corp.) to the Annual Report on Form 10-K of Vista Gold Corp. for the fiscal year ended December 31, 2008 and the undersigned hereby ratifies and confirms all that said attorney-in-fact and agent, or any substitute or substitutes for him, shall lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned have subscribed these presents on the dates stated.

Signature	Title	Date
/s/ John M. Clark John M. Clark	Director	March 13, 2009
/s/ C. Thomas Ogryzlo C. Thomas Ogryzlo	Director	March 13, 2009
/s/ Tracy Stevenson Tracy Stevenson	Director	March 13, 2009
/s/ W. Durand Eppler W. Durand Eppler	Director	March 13, 2009
/s/ Frederick H. Earnest Frederick H. Earnest	Director	March 13, 2009

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
Dated: March 13, 2009	/s/ Michael B. Richings Michael B. Richings, Executive Chairman and Chief Executive Officer

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
Dated: March 13, 2009	/s/ Gregory G. Marlier Gregory G. Marlier Chief Financial Officer

Exhibit 32.1

STATEMENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Vista Gold Corp. (the "Corporation") on Form 10-K for the period ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Corporation does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.
Dated: March 13, 2009	/s/ Michael B. Richings Michael B. Richings, Executive Chairman and Chief Executive Officer

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

STATEMENT PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Vista Gold Corp. (the "Corporation") on Form 10-K for the period ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Corporation does hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.
Dated: March 13, 2009	/s/ Gregory G. Marlier Gregory G. Marlier, Chief Financial Officer

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

QuickLinks

TABLE OF CONTENTS
CAUTIONARY NOTE TO U.S. INVESTORS REGARDING RESERVE AND RESOURCE ESTIMATES
GLOSSARY
USE OF NAMES
CURRENCY
METRIC CONVERSION TABLE
UNCERTAINTY OF FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 1A. RISK FACTORS.
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
DATA TABLE
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
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