Form 10-K/A
period 2008-12-31
VISTA GOLD CORP
filed 2009-04-16
CIK 783324

UNITED STATES

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

As of June 30, 2008 being the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of outstanding Common Shares of the registrant held by non-affiliates was approximately $126,000,000.

Outstanding Common Shares:  As of March 11, 2009, 34,475,829 Common Shares of the registrant were outstanding.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement for the 2009 Annual General Meeting of Shareholders. See Part III.

EXPLANATORY NOTE

This amendment number one on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2009 (the “Original Report”) and is being made to clarify certain information and disclosures as follows:

•                  Item 2 – Description of Property – The Company has:

(a)                              corrected an inadvertent error related to the disclosed mineralized material and inferred mineral resources for its Long Valley project under the sub-heading “Long Valley – Geology and Mineralization”;

(b)                             clarified and expanded the Company’s disclosure on its Paredones Amarillos project under the sub-headings “Paredones Amarillos – History,” “Paredones Amarillos – Infrastructure and Access,” “Paredones Amarillos – Climate,” “Paredones Amarillos – Local Resources and Infrastructure,” “Paredones Amarillos – Geology and Mineralization” and “Paredones Amarillos – Permitting Status”;

(c)                              clarified and expanded the Company’s disclosure on its Mt. Todd project under the sub-headings “Mt. Todd – Access,” “Mt. Todd – Climate,” “Mt. Todd – Local Resources and Infrastructure,” and “Mt. Todd – Geology and Mineralization”;

(d)                             clarified and expanded the Company’s disclosure on its Awak Mas project under the sub-headings “Awak Mas – Location,” “Awak Mas – Access,” “Awak Mas – Climate and Infrastructure,” and “Awak Mas – Geology and Mineralization”;

(e)                              clarified and expanded the Company’s disclosure on its Yellow Pine project under the sub-headings “Yellow Pine – Access,” “Yellow Pine – Climate and Infrastructure,” “Yellow Pine – History,” and “Yellow Pine – Geology and Mineralization”;

(f)                                clarified and expanded the Company’s disclosure on its Long Valley project under the sub-headings “Long Valley  – Access,” “Long Valley – Climate and Infrastructure,” and “Long Valley – Geology and Mineralization”;

(g)                             clarified and expanded the Company’s disclosure on its Guadalupe de Los Reyes project under the sub-headings “Guadalupe de Los Reyes – Access,” “Guadalupe de Los Reyes – Climate and Infrastructure,”  and “Guadalupe de Los Reyes –Geology and Mineralization.”

Aside from the foregoing clarifications, this Amendment has not been amended or updated for events or information subsequent to the date of filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Company’s Original Report and other filings made with the SEC.

The Company anticipates that the costs stemming from this Amendment will not have a material effect on the Company.  No adjustments are necessary for financial statements for periods subsequent to December 31, 2008. The filing of this Amendment shall not be deemed an admission that the Original Report, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

For financial statements and a discussion of events and developments subsequent to December 31, 2008, see the Company’s subsequent filings made with the SEC.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING RESERVE AND RESOURCE ESTIMATES

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”)—CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the Securities Act. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

Accordingly, information contained in this report and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

GLOSSARY

“assay” means to test ores or minerals by chemical or other methods for the purpose of determining the amount of valuable metals contained.

“breccia” means rock consisting of fragments, more or less angular, in a matrix of finer-grained material or of cementing material.

“claim” means a mining title giving its holder the right to prospect, explore for and exploit minerals within a defined area.

“cut-off grade” means the grade below which mineralized material or ore will be considered waste.

“deposit” means an informal term for an accumulation of mineral ores.

“diamond drill” means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, two centimeters or more in diameter.

“fault” means a fracture in rock along which there has been displacement of the two sides parallel to the fracture.

“heap leach” means a gold extraction method that percolates a cyanide solution through ore heaped on an impermeable pad or base.

“indicated mineral resource” and “indicated resource” means “indicated mineral resource” as defined by the Canadian Institute of Mining, Metallurgy and Petroleum and is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics, can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

“inferred mineral resource” and “inferred resource” means “inferred mineral resource” as defined by the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards and is that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

“measured mineral resource” and “measured resources” means “measured mineral resource” as defined by the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards and is that part of a mineral resource for which quantity, grade or quality, densities, shape, physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

“mineralization” means the concentration of metals within a body of rock.

“mineralized material” under SEC Industry Guide 7 is a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility. Mineralized material is equivalent to measured plus indicated mineral resources but does not include inferred mineral resources, which terms are defined by the Canadian Institute of Mining, Metallurgy and Petroleum.

“ore” means material containing minerals that can be economically extracted.

“oxide” means mineralized rock in which some of the original minerals have been oxidized (i.e., combined with oxygen). Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

“preliminary feasibility study” as defined by the Canadian Institute of Mining, Metallurgy and Petroleum and by NI 43-101 is a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, has been established, and where an effective method of mineral processing has been determined. This study must include a financial analysis based on reasonable assumptions of technical, engineering, operating, economic, social and environmental factors and the evaluation of other relevant factors which are sufficient for a Qualified Person acting reasonably, to determine if all or part of the mineral resource may be classified as a mineral reserve.

“probable reserves” under SEC Industry Guide 7 means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

“probable mineral reserves” as defined by the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards is the economically mineable part of an indicated mineral resource and, in some circumstances, a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

“proven reserves” under SEC Industry Guide 7 means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

“proven mineral reserves”, as such term is defined by the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, is the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

“qualified person” as defined under NI 43-101 means an individual who (a) is an engineer or geoscientist with at least five years of experience in mineral exploration, mine development or operation or mineral project assessment, or any combination of these; (b) has experience relevant to the subject matter of the mineral project and the technical report; and (c) is in good standing with a professional association. Note: a professional association is a self-regulatory organization of engineers, geoscientists or both that, among other criteria, requires compliance with the professional standards of competence and ethics established by the organization and has disciplinary powers over its members.

“recovery” means that portion of the metal contained in the ore that is successfully extracted by processing, expressed as a percentage.

“sampling” means selecting a fractional, but representative, part of a mineral deposit for analysis.

“sediment” means solid material settled from suspension in a liquid.

“stockwork” means a rock mass interpenetrated by small veins of mineralization.

“strike”, when used as a noun, means the direction, course or bearing of a vein or rock formation measured on a level surface and, when used as a verb, means to take such direction, course or bearing.

“strike length” means the longest horizontal dimension of an orebody or zone of mineralization.

“stripping ratio” means the ratio of waste to ore in an open pit mine.

“sulfide” means a compound of sulfur and some other element.

“tailings” means material rejected from a mill after most of the valuable minerals have been extracted.

“vein” means a fissure, fault or crack in a rock filled by minerals that have traveled upwards from some deep source.

“volcaniclastic” means derived by ejection of volcanic material from a volcanic vent.

“waste” means rock lacking sufficient grade and/or other characteristics of ore.

PART I

ITEM 2.  PROPERTIES.

NOTE:  This Item 2 has been amended to correct an inadvertent error and to clarify and expand disclosure contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2009.  See “Explanatory Note” above.  No other information in the Annual Report on Form 10-K as filed on March 13, 2009 is being amended, revised or otherwise altered or expanded.

Detailed information is contained herein with respect to the Paredones Amarillos, Mt. Todd, Awak Mas, Yellow Pine, Long Valley and Guadalupe de los Reyes gold projects. The Corporation holds the Paredones Amarillos and Guadalupe de los Reyes gold projects through its wholly-owned subsidiary, Minera Paredones Amarillos S.A. de C.V.; the Mt. Todd gold project is held through its wholly-owned subsidiary, Vista Gold Australia Pty Ltd., the Awak Mas gold project is held through its indirect wholly-owned subsidiary, PT Masmindo Dwi; the Yellow Pine gold project is held through its indirect wholly-owned subsidiary, Idaho Gold Resources LLC.; and the Long Valley gold project is held through its indirect wholly-owned subsidiary Vista Gold California LLC. The Amayapampa gold project and the Corporation’s wholly-owned subsidiary, Minera Nueva Vista S.A., were sold to an Australian company in 2008.

Cautionary Note to U.S. Investors:  “Part I—Item 2. Properties” and other sections of this Annual Report on Form 10-K contain the terms “measured mineral resources,” “indicated mineral resources,” “inferred mineral resources,” “proven mineral reserves,” and “probable mineral reserves” as defined in accordance with NI 43-101. Please note the following regarding these terms:

•                  “Measured mineral resources” and “indicated mineral resources”—we advise U.S. investors that while these terms are recognized and required by Canadian regulations, these terms are not defined in SEC Industry Guide 7 and the SEC does not normally permit such terms to be used in reports and registration statements filed with the SEC. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

•                  “Inferred mineral resources”—we advise U.S. investors that while this term is recognized by Canadian regulations, the SEC does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of a feasibility study or prefeasibility study, except in rare cases. The SEC normally only permits an issuer to report mineralization that does not constitute “reserves” only as in-place tonnage and grade without reference to unit measures. U.S. investors are cautioned not to assume that any part or all of an inferred mineral resource exists or is economically or legally minable.

•                  “Proven mineral reserves” and “probable mineral reserves”—The definitions of proven and probable mineral reserves used in NI 43-101 differ from the definitions for “proven reserves” and “probable reserves” as found in SEC Industry Guide 7. Accordingly, Vista Gold’s disclosure of mineral reserves herein may not be compatible to information from U.S. companies subject to reporting and disclosure requirements of the SEC.

Please see “Cautionary Note to U.S. Investors regarding Reserve and Resource Estimates” for further discussion on the differences between terms under NI 43-101 and SEC Industry Guide 7.

Paredones Amarillos

Paredones Amarillos is located 35 miles southeast of the capital city of La Paz, in the Mexican state of Baja California Sur and is accessed by paved and dirt roads. The project area covers about 9,168 acres. A map showing the location of the mining concessions and a table with a list of the mining concessions and the holding requirements follow.

Vista Gold Mining Concession
SAN ANTONIO 180064
590000E
595000E
2620000N
2615000N
NORTH
0 1 2
Kilometers
Unpaved Access Road
EL PICACHUDO 189602
TOCOPILLA 204511
VALLE PERDIDO REDUCCION 2 227346
LA RICA 206545
LA DIFICULTAD 203910
JULIA 204485
SAN ANTONIO 180064
EL ARBOL DE ORO 184973
LA ENCANTADA FRACCION 1 218399
MAILE 207581
VALLE PERDIDO FRACCION I 226290
LA ENCANTADA FRACCION II 218415
LA ENCANTADA FRACCION I 218417
LA ENCANTADA FRACCION 2 218398
CERRO PEDREGOSO 218397
El Valle Perdido
Los Sauces
Agua de Enmedio
Paso de la Junta
Las Paredeñas
Jesus Maria
Hierba del Marzo
El Saucito
Mexico
Cabo San Lucas
Gulf of California
Pacific Ocean
La Paz
Los Barriles
VISTA GOLD CORP.
Paredones Amarillos Project
Mining Concessions
Data By:
Date: May, 2008
Scale: As Shown
File Name:
Revision: January 2009

Paredones Amarillos Gold Project Mining Concessions Controlled by Vista Gold

Project is centered at approximately UTM coordinates 592500E, 2618000N (NAD27)
All concessions are located on INEGI official map number F12B23

Concession Name	Serial Number	Surface Area (hectares)	Location Date	Expiration Date	Annual Fees (in Mexican Pesos)
San Antonio	180064	151.3647	3/23/1987	3/22/2037	30,512
El Arbol De Oro	184973	162.0000	12/13/1989	12/12/2039	32,656
El Picachudo	189602	348.0000	12/5/1990	12/4/2040	70,150
La Dificultad	203910	454.0218	11/5/1996	11/4/2046	91,522
Julia	204485	469.4073	2/21/1997	2/20/2047	94,624
Tocopilla	204511	582.4949	2/28/1997	2/27/2047	117,420
La Rica	206545	481.1593	1/23/1998	1/22/2048	96,992
Maile	207581	296.9883	6/30/1998	6/29/2048	59,866
Cerro Pedregoso	218397	46.6493	11/5/2002	11/4/2052	1,328
La Encantada Fracc. 2	218398	12.9992	11/5/2002	11/4/2052	370
La Encantada Fracc. 1	218399	166.2248	11/5/2002	11/4/2052	4,734
La Encantada Fracc. II	218415	32.4883	11/5/2002	11/4/2052	926
La Encantada Fracc. I	218417	44.9991	11/5/2002	11/4/2052	1,282
Valle Perdido Fracc. I	226290	9.7752	12/6/2005	12/5/2055	134
Valle Perdido Reduccion 2	227346	451.5862	6/9/2006	11/4/2052	6,214
Totals		3,710.1584 hectares			608,730
15 Concessions		9,168 acres	Total in US$@ an exchange rate on 2/23/09 of = US$1.00 = MP $13.92		US$41,229

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

History

Mining in the region dates back to the colonial times, when gold was discovered by Jesuits who were colonizing the area. When the gold rush of 1849 began in California, it served to reignite interest in dormant mines. The mining town of El Triunfo is reported to have had a population of 14,000 at its peak. Between 1881 and 1895 the Progresso Mining Company recovered 75,000 ounces of gold and 15,000,000 ounces of silver from processing 400,000 tons of material mined in the mines near El Triunfo. In 1895 about 1000 people were working underground with 350 mules in the mines. In 1895 the mines flooded from the failure of a natural dam at a lake during a hurricane. The mines only worked intermittently after flooding.

The initial recorded work on the Paredones Amarillos gold project commenced around 1970 when Noranda (Cia Minera Gamma) acquired a number of Baja Sur properties in 1970. Noranda joint ventured the property with Minera Las Cuevas. A total of 28 diamond drill holes were completed in the first round of drilling on the property.

An extensive geochemical program and completion of 18 diamond drill holes was carried out by Minera Paredones Amarillos S. A. (Imperial Metals Corporation) who acquired the property.

The Paredones Amarillos gold project has been a significant exploration target since the 1980s. In 1992 Tymar Resources acquired 70% of the shares of Minera Paredones Amarillos S. A. (MPA). Tymar then changed its name to Baja Gold Inc. (Baja). Baja’s first program included extending the geochemical survey and 18 reverse circulation drill holes.

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

Employees will be transported between the site and the local communities using company supplied buses or vans.

Climate

The topography at the project site comprises moderate to steep hills, with elevations ranging from 400 m to 800 m. Overall, the drainage system is characterized by moderately steep v-shaped valleys.

The climate is considered dry and semi-arid, with rain during summer, less than 5% precipitation during winter. Most of the precipitation occurs during the summer months. Winter precipitation contributes between 5% and 10% of the annual average rainfall of 37 cm. In general, evaporation greatly exceeds precipitation, although there are recorded exceptions. Temperatures range from a winter low of 48 degrees Fahrenheit to a summer high of 95 degrees Fahrenheit, with an annual average of 70.5 degrees Fahrenheit.

Year-round operations will be possible in this area.

Local Resources and Infrastructure

La Paz, the state capital, had a population of 220,000 in 2005. The small historic mining towns of El Triunfo and San Antonio have populations of several hundred. The city of La Paz has port facilities.

A combined process warehouse and security office will be constructed northeast of the reagent mixing area and administrative office. We plan to construct a tailing storage facility that will have the capacity to contain 40 Mt of paste tailings. Construction of the tailings embankment will be completed primarily with waste rock derived from mine pre-stripping and waste rock removal operations. A zoned rock fill embankment is proposed with an inner core of compacted waste rock placed with controlled lift thickness, and an outer truck-dumped shell of uncompacted waste rock placed in 5 to 10m lifts.

Location alternatives for tailings disposal and waste rock dump facilities at Paredones Amarillos are limited. The position and extent of the tailings impoundment will be constrained by local topography to the south, the process facilities to the east and Arroyo La Junta to the north. There is limited potential to extend the impoundment westward; however, a preliminary review of a westward extension of the impoundment footprint does not indicate a significant improvement in storage capacity relative to embankment construction requirements. The location of the tailings impoundment has previously been evaluated by Mexican authorities. Advancing the project with the proposed tailings location will facilitate ongoing review and permit acquisition. The site is relatively rugged with the surface topography influenced by outcrops of resistant granitic bedrock. Local elevation ranges from approximately 400 to 800m. The tailings impoundment will lie between the elevations of approximately 419 and 522m. Gently sloping areas are rare in the vicinity of the proposed mining operation, and a combination of grading and waste rock fill placement will be required to develop a foundation suitable for installation of an impoundment lining system.

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

Geology and Mineralization

The Paredones Amarillos gold project lies on the northwest flank of the Sierra de Laguna within the La Paz crystalline complex, which forms the southern tip of the Baja California peninsula. The crystalline complex comprises intermediate to silicic Cretaceous igneous rocks that intruded and metamorphosed early Mesozoic clastic and calcareous sedimentary rocks. The crystalline complex is bounded on the west by the La Paz fault that transects the peninsula. A thick sequence of Tertiary volcanic and volcaniclastic rocks crops out west of the La Paz fault. Erosion has removed the meta-sediments and Tertiary volcanic rocks from the Paredones Amarillos gold project area.

General geology consists of diorite roof pendants intruded by a granodiorite batholith with local low and high-angle fault zones. A north-east striking, south-east dipping low-angle silicified fault zone (“cataclasite”) is the main host of gold mineralization at Paredones Amarillos. Movement along this structure has been characterized as reverse, resulting from compression. Secondary, high-angle faulting is thought to control the higher-grade mineralization at the project.

Gold grade at Paredones Amarillos generally varies directly with the abundance of sulfides. The important sulfides are pyrite, arsenopyrite, pyrrhotite, and minor marcasite and chalcopyrite. These sulfides may be accompanied by traces of sphalerite, galena, bismuthinite, native bismuth and sulphosalts. The better gold grades occur with a combined 2 to 7 percent pyrite-arsenopyrite-pyrrhotite-chalcopyrite which serves as a megascopic guide to gold mineralization. However, not all high-sulfide rock carries high gold values.

Main stage gold mineralization lies almost entirely within the cataclasite unit. Second stage gold occurs within hanging wall diorite that is not associated with cataclasite. This mineralization occurs in quartz-sulfide microveinlets associated with high angle brittle fracture zones and minor faults up to a few meters in width that cut the ore body and wall rocks. Given the impermeable nature of the cataclasite, these structural intersections are not believed to produce high grade pods of gold mineralization.

The known gold mineralized material occupies an inverted U-shaped block with an approximate strike length of 4,900 feet east-west, a width of approximately 1,600 feet north-south, and a thickness of approximately 100 feet. The apex of the “U” is near the center of the proposed pit with the legs forming the east and west pit lobes.

Definitive Feasibility Study

In August 2007, we announced the start of a definitive feasibility study which was completed in early September 2008 under the direction of our independent consultant, SRK Consulting (US), Inc. (“SRK”) of Lakewood, Colorado. The study is titled “Feasibility Study, NI 43-101 Technical Report, Vista Gold Corp., Paredones Amarillos Gold Project, Baja California Sur, Mexico”. The final report is dated October 20, 2008, and is available on SEDAR. The technical portions of the study contracted directly by Vista Gold and supervised by SRK were completed by Mine Development Associates (resource/reserve estimates, mine planning and mining capital/operating cost estimates), Resource Development, Inc. (metallurgical testing and review), Golder Associates Inc. (tailings impoundment facility design/construction cost estimates), and SRK (pit slope stability evaluation, closure plan/cost estimates and economic analysis). Dr. Neal Rigby, CENG, MIMMM, PhD, Principal of SRK, an independent Qualified Person as defined by Canadian National Instrument 43-101 (“NI 43-101”), prepared or supervised the preparation of material on behalf of SRK. Steven Ristorcelli, P. Geo. and Thomas Dyer, P. Eng., both of Mine Development Associates, independent Qualified Persons as defined by NI 43-101, prepared or supervised the preparation of material on behalf of Mine Development Associates.

A new mineral resource estimate (mineralized material estimate under SEC Industry Guide 7) was completed, dated September 5, 2008, by Mine Development Associates under the direction of Mr. Steven Ristorcelli, P. Geo., an independent Qualified Person as defined by NI 43-101, and is part of the feasibility study. The estimate was prepared using industry standard software and estimation methodologies. Of the 438 holes in the data base, 387 holes containing 51,622 samples were used in the resource estimate. Mr. Ristorcelli reviewed available information necessary for the preparation of the resource estimate, including sampling, analytical, drilling and geologic. Following a review of the available documentation pertaining to the sampling programs, the data was deemed sufficiently accurate to use for estimation. However, Mr. Ristorcelli noted that some of the early program’s quality assurance and quality control procedures were poorly documented and that an apparent bias may exist between some of the assay values and the check assay values of the same samples. As the original samples were not preserved and cannot be re-assayed, Mr. Ristorcelli has recommended a 12 to 15 hole drill program to confirm the validity of the model that relied on those assays whose check assay bias is unresolved. Mr. Ristorcelli undertook multiple checks to assess the validity of the model and classified the mineral resources into measured, indicated and inferred categories to be in compliance with the NI 43-101 requirement of following “CIM Standards on Mineral Resources and Reserves, Definitions and Guidelines,” issued in 2000 and modified with adoption of the “CIM Definition Standards—For Mineral Resources and Mineral Reserves” in 2005. Under SEC Industry Guide 7 guidelines, mineralized material at a cut-off grade of 0.012 gold ounces per ton totals 77,829,000 tons grading 0.027 gold ounces per ton.

Under NI 43-101, using a cutoff grade of 0.012 gold ounces per ton, measured mineral resources are estimated at 10,351,000 tons grading 0.032 gold ounces per ton, indicated mineral resources are estimated at 67,479,000 tons grading 0.026 gold ounces per ton and inferred mineral resources are estimated at 8,481,000 tons grading 0.019 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above concerning the difference between “resources” and “reserves”.

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

(1)           Cautionary Note to U.S. Investors concerning estimates of proven and probable reserves: The estimates of mineral reserves shown in this table have been prepared in accordance with NI 43-101. The definitions of proven and probable reserves used in NI 43-101 differ from the definitions in SEC Industry Guide 7. Accordingly, Vista Gold’s disclosure of mineral reserves herein may not be comparable to information from U.S. companies subject to the reporting and disclosure requirements of the SEC. U.S. Investors should read the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above.

As of January 1, 2009, the rolling three-year average gold price was $723.60, which is slightly higher than the $700 gold price used by Mine Development Associates for the mineral reserves reported in the table above. Therefore, under SEC Industry Guide 7 requirements, we feel the mineral reserves listed above are conservative.

However, should we not be able to obtain the required governmental permits to mine the property, then the project would not have mineral reserves under SEC Industry Guide 7.

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

The project is remotely located and is not expected to directly affect any local inhabitants. Our planned access road improvements will benefit the villages of Valle Perdido and El Rosario. We are currently working with the local education and health care authorities and have become a “social partner” with the elementary school in El Rosario. We are unaware of any social issues related to the development of the project.

The base-case economic analysis used a gold price profile with a gold price of $850 per ounce in the first three years of production, decreasing to $725 per ounce for the remainder. Alternative sensitivity analyses were completed at gold prices of $700, $800 and $900 per ounce. The economic analyses were conducted on 100% equity basis with no consideration of debt or leasing. Estimated before and after-tax economic results, showing the internal rate of return (IRR) and net present value at a 5% discount rate (“NPV5”), cumulative cash flow and sensitivity of the base case to changes in gold prices are presented in the following tables.

Before Tax Economic Results

Gold Price Scenario	Before Tax IRR (%)	Before Tax NPV5 ($ 000’s)	Before Tax Cumulative Cash Flow ($ 000’s)
Base Case Gold Price Profile	21.0%	$128,890	$217,890
Fixed $700 Gold Price	12.2%	$59,888	$132,509
Fixed $800 Gold Price	21.4%	$149,033	$232,745
Fixed $900 Gold Price	29.7%	$238,179	$372,980

After Tax Economic Results

Gold Price Scenario	After Tax IRR (%)	After Tax NPV5 ($ 000’s)	After Tax Cumulative Cash Flow ($ 000’s)
Base Case Gold Price Profile	16.6%	$82,902	$152,500
Fixed $700 Gold Price	9.3%	$32,010	$90,862
Fixed $800 Gold Price	17.1%	$97,272	$177,818
Fixed $900 Gold Price	24.2%	$162,030	$264,497

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

There are no known existing environmental liabilities to which the Paredones Amarillos gold project is subject.

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

Mt. Todd Land Holdings of Vista Gold

License Name	Serial Number	Federal Claim Type	Surface Area (hectares)	Location Description (UTM)	Location Date	Expiration Date	Estimated Holding Requirements Annual Rent including GST (Australian Dollars)	Annual Work Requirement (Australian Dollars)	Annual Reports Due
Mining Licenses:
MLN 1070	MLN 1070	Mining License	3,982	Mining License Block	March 5, 1993	March 4, 2018	$43,802 (due March 4)	N/A	June 4
MLN 1071	MLN 1071	Mining License	1,327	centered at approximately	March 5, 1993	March 4, 2018	$14,597 (due March 4)	N/A	June 4
MLN 1127	MLN 1127	Mining License	80	188555E, 435665N	March 5, 1993	March 4, 2018	$880 (due March 4)	N/A	June 4
Subtotals			5,389				A$59,279	A$0
Exploration Licenses:
EL 25576	EL 25576	Exploration License	58,194	Centered at approximately 192557E, 8446405N	March 15, 2007	March 14, 2013	$3,366 (due March 14)	$100,000	April 14
EL 25668	EL 25668	Exploration License	7,288	Centered at approximately 199000E, 8463964N	March 17, 2007	March 16, 2013	$561 (due August 16)	20,000	September 16
EL 25669	EL 25669	Exploration License	3,177	Centered at approximately 178272E, 8457220N	March 15, 2007	March 14, 2013	$198 (due March 14)	10,000	April 14
EL 25670	EL 25670	Exploration License	6,391	Centered at approximately 185445E, 8424349N	March 15, 2007	March 15, 2013	$374 (due March 14)	15,000	April 14
Subtotals			75,050				A$4,499	A$145,000
Totals A$							Total = A$63,778	Total = A$145,000
Totals US$							Total in US$@ an exchange rate on 2/23/09 of US$1.00 = A$1.55 = US$41,167	Total in US$@ an exchange rate on 2/23/09 of US$1.00 = A$1.55 = US$93,593
Grand Totals		3 Mining Licenses, 4 Exploration Licenses	160,878 hectares = 397,538.2 acres					US$134,760

The Mt. Todd mine site is subject to several environmental liabilities resulting from previous operations, including acid rock drainage from the waste dump and general mine closure liabilities.  Under the terms of our agreement with the Northern Territory Government, Vista has no environmental liability for the site until such time as we decide to develop a new mining operation at Mt. Todd and are awarded the permits which will include a comprehensive closure plan for the site.

Access

                The Mt Todd project is located approximately 30 miles northwest of Katherine, and approximately 155 miles southeast of Darwin in the Northern Territory of Australia. The project is accessible from Katherine by existing paved public roads and approximately two and a half miles of paved private road. We control and maintain the private paved road.

Climate

The Mt Todd area has a sub-tropical climate with a distinct wet season and dry season. The area receives most of its rainfall between the months of January and early March. The temperature usually ranges from 77 degrees to 95 degrees Fahrenheit. Between November and December, temperatures can reach 104 degrees Fahrenheit. Winter temperatures in the dry season are warm in the daytime, but can drop to 50 degrees Fahrenheit at night.

Year-round operations will be possible in the area.

Local Resources and Infrastructure

Access to local resources and infrastructure is excellent. The Mt Todd Project is located sufficiently close to the city of Katherine to allow for an easy commute for workers. Because the area has both historic and current mining activity, the area contains a skilled mining workforce. In addition, Katherine offers all of the necessary support functions that are found in a medium-sized city with regard to supplies, hotels and communications.

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

A medium voltage power line supplies the site with electrical power. The Mt. Todd gold project generated its own power using natural gas. The natural gas pipeline is still in place. The project has its own fresh water reservoir which is expected to supply all of the project’s water needs.

Geology and Mineralization

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

A third-party NI 43-101 technical study was completed for Vista Gold on the Batman deposit on June 26, 2006, by Gustavson Associates, LLC (“Gustavson”) of Boulder, Colorado, under the direction of Mr. John Rozelle, an independent Qualified Person, utilizing standard industry software and resource estimation methodology. The study is titled “Report NI 43-101 Technical Report On The Mt. Todd Gold Project, Northern Teritory (sic), Australia” and is dated June 26, 2006. It is available on SEDAR. The report includes the results of 91,225 assay intervals from 730 drill holes (225 core, 435 reserve circulation and 70 rotary drill holes) done by BHP Resources Pty Ltd., Zapopan NL and Pegasus with assaying by Australia Assay Laboratories in Pine Creek and Alice Springs, Classic Comlabs in Darwin and Pegasus’ onsite lab. Pegasus mined part of the Batman deposit from 1993 to 1997, and a joint venture comprising Multiplex Resources Pty Ltd. and General Gold Resources Ltd. mined the deposit from 1999 to 2000.

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

At the same cut-off grade, under the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured resources are 20,306,000 tons grading 0.028 gold ounces per ton, indicated resources are 41,840,000 tons grading 0.028 gold ounces per ton and inferred resources are 55,174,000 tons grading 0.027 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above concerning the difference between “resources” and “reserves”.

An NI 43-101 preliminary assessment was prepared for Vista Gold, by Gustavson under the direction of John W. Rozelle, P.G., an independent Qualified Person. The study is titled “Preliminary Economic Assessment, Mt. Todd Gold Project, Northern Territory, Australia” and is dated December 29, 2006. It was posted on SEDAR on January 4, 2007. In undertaking the preliminary assessment, Gustavson considered the economic and technical parameters associated with development of the mineralized material by open-pit mining. The study included a conceptual process flowsheet developed by Resource Development Inc. of Wheat Ridge, Colorado, which is based on preliminary testwork and includes a flotation circuit to recover a bulk sulfide concentrate, and further flotation to separate a copper sulfide concentrate that would contain about one-half of the gold and which would be shipped to a smelter. A pyrite concentrate containing about one-half of the gold would also be produced and this concentrate would be cyanide leached to recover the gold. The cyanide in the sulfide residue would be neutralized, following which the residue would be filtered to dry it, and then placed on a lined pad. MWH Australia Pty Ltd (“MWH”) designed conceptual tailing disposal facilities, including utilizing the existing tailing facility, and estimated capital costs for these facilities. MWH also completed a closure study and cost estimate for closing the mine and facilities following resumption of production.

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

In late February 2008, we announced an NI 43-101 updated estimate for Vista Gold of mineralized material (mineral resources under Canadian guidelines) by Tetra Tech of Golden, Colorado. This updated estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The study is titled “Mt Todd Gold Project Gold Resource Update, Northern Territory, Australia” and is dated March 14, 2008. It is available on SEDAR. Results of prior drilling plus the additional drilling we completed in 2007 were included in the estimate. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.015 gold ounces per ton, is estimated at 98,413,000 tons grading 0.029 gold ounces per ton, and represents an increase of 65% in mineralized material over the prior estimate.

At the same cut-off grade, under Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 47,987,000 tons grading 0.028 gold ounces per ton, indicated mineral resources are estimated at 50,425,000 tons grading 0.031 gold ounces per ton and inferred mineral resources are estimated at 64,832,000 tons grading 0.024 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above concerning the difference between “resources” and “reserves”.

In April 2008, we announced an NI 43-101 estimate completed for Vista Gold of silver and copper mineralization in the Batman Deposit by Tetra Tech of Golden, Colorado. This estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The study is titled “Mt Todd Gold Project Resource Update, Northern, Territory, Australia” and is dated May 15, 2008. It is available on SEDAR. These resource estimates complement the updated estimate of gold mineralized material (gold mineral resources under Canadian guidelines) for the Batman deposit we announced in February, 2008. The estimates incorporate the results of 9,460 assay intervals from 25 drill holes (all core holes) drilled by Vista Gold in 2007 with assaying completed by Northern Australia Labs in Pine Creek and ALS-Chemex in Perth. These results are in addition to the results of 87 copper assays completed on random intervals from 730 drill holes (225 core, 435 reverse circulation and 70 rotary drill holes) done by BHP Resources Pty Ltd., Zapopan NL and Pegasus Gold Australia Pty Ltd. From the un-mined portion of the 730 drill holes previously completed (by BHP, Zapopan, & Pegasus), we submitted 2,979 intervals of core for re-assay and multi-element analysis. The re-assay and multi-element analysis was completed by ALS-Chemex in Perth and has been incorporated into the estimates. At a cut-off grade of 0.015 gold ounces per ton, under SEC Industry Guide 7 guidelines, silver measured material was estimated at 98,413,000 tons grading 0.043 silver ounces per ton.

At the same cut-off grade, under the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 47,987,000 tons grading 0.042 silver ounces per ton, indicated mineral resources are estimated at 50,425,000 tons grading 0.045 silver ounces per ton and inferred mineral resources are estimated at 64,832,000 tons grading 0.050 silver ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above concerning the difference between “resources” and “reserves”.

At a cut-off grade of 0.015 gold ounces per ton, under SEC Industry Guide 7 guidelines, copper measured material was estimated at 98,413,000 tons grading 0.05% copper per ton.

At the same cut-off grade, under the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 47,987,000 tons grading 0.05% copper per ton, indicated mineral resources are estimated at 50,425,000 tons grading 0.05% copper per ton and inferred mineral resources are estimated at 64,832,000 tons grading 0.05% copper per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above concerning the difference between “resources” and “reserves”.

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

In late January 2009, we announced the results of an updated NI 43-101 gold resource estimate on the Batman

Deposit completed for us by Tetra Tech of Golden, Colorado. This estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The report is titled “Mt Todd Gold Project Gold Resource Update, Northern Territory, Australia” and is dated February 27, 2009. It is available on SEDAR. The updated estimate of mineralized material (mineral resource estimate under Canadian guidelines) incorporates the results of 7,367 assay intervals from 14 drill holes (all core holes) drilled by Vista Gold in 2008 with sample preparation and assaying completed by ALS Chemex. These results are in addition to the results of 100,685 assay intervals from 755 drill holes (250 core, 435 reverse circulation and 70 rotary drill holes) completed previously by BHP Resources Pty Ltd., Zapopan NL, Pegasus Gold Australia Pty Ltd. and Vista Gold, which were used in the previous updates of the Mt. Todd resource estimate. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.015 gold ounces per ton, is estimated at 165,985,000 tons grading 0.027 gold ounces per ton, and represents an increase of 57% in mineralized material over the prior estimate.

At the same cut-off grade, under the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 49,212,000 tons grading 0.029 gold ounces per ton, indicated mineral resources are estimated at 116,773,000 tons grading 0.027 gold ounces per ton and inferred mineral resources are estimated at 73,551,000 tons grading 0.025 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above concerning the difference between “resources” and “reserves”.

ALS Chemex was selected as the primary laboratory for preparation and analysis. Genalysis Labs was selected as the secondary laboratory to do the QA/QC checks.  Samples were sent to each laboratory and testing facility in sealed padlocked crates. Each laboratory and testing facility was instructed to notify the Company immediately if a crate of samples arrived without the padlocks or if the globe seals were missing or showed evidence of tampering.

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

Awak Mas

On May 27, 2005, we completed our acquisition of the Awak Mas gold deposit in Sulawesi, Indonesia, for a purchase price of $1.5 million. The acquisition of the Awak Mas gold project involved the purchase, through the Corporation’s wholly-owned subsidiary Vista Gold (Barbados) Corp. (“Vista Barbados”), of all of the outstanding shares of Salu Siwa Pty Ltd, an Australian company (“Salu Siwa”) from the two owners of Salu Siwa: Weston Investments Pty Ltd., an Australian company (“Weston”), and Organic Resource Technology Limited, an Australian company (“ORT”). Weston and ORT respectively owned 66% and 34% of the outstanding Salu Siwa shares. Salu Siwa in turn owns 99% of the outstanding shares of PT Masmindo Dwi, an Indonesian company (“PT Masmindo”), which is the direct holder of the Awak Mas gold project. The remaining 1% of the outstanding PT Masmindo shares is held by Vista Barbados. This project is held by Vista Gold through a contract of work (“CoW”) with the Indonesian government.

A map showing the location of the CoW and a table describing the land holding and holding requirements follow.

120°00'
120
3°15'
Tarra
Awak Mas Resource
Salu Bulo Area
120°15'
Main Access Road
3°30'
Contract of Work Area
3°45'
120
120°00'
120°15'
NORTH
0 2 4 6 8 10
Scale in Kilometers
SULAWESI
INDONESIA
AWAK MAS PROJECT
VISTA GOLD CORP.
Awak Mas Project
Sulawesi, Indonesia
Contract of Work Area
Data By:
File Name:
Date: May, 2008
Revision:
Scale: As Shown

Awak Mas Land Holdings of Vista Gold

License Name	Serial Number	Federal Claim Type	Surface Area (hectares)	Location Description	Location Date	Expiration Date	Estimated Annual Holding Costs (US$ )	Work Requirements	Other
7th Generation Contract of Work	Notarial Deed No. 10 dated February 16, 1998, Decree of Minister of Justice No.C2-919, HT.01.01.TH.98 dated February 16, 1998	Contract of Work	89,650	Project centered at 12005’ E. Longitude, 3020’ S Latitude	1/19/1998	See description of COW following table.	Dead Rent US $0.50/Ha and Land Tax US $0.50/Ha	None	Gradual reduction of area to 25% of original.

Totals			89,650 hectares = 221,530 acres				$89,650

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

There are no known existing environmental liabilities to which the Awak Mas gold project is subject.

Location

The Awak Mas gold project is located in the Luwu District of southern Sulawesi, Indonesia, centered at 120°5’E and 3°20’S, near the coast at the head of the Gulf of Bone. The nearest major town is the coastal port of Palopo, which is approximately 40 miles northeast of the project site.

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

Climate and Infrastructure

The Awak Mas gold project lies approximately 120 miles south of the equator and is characterized by a typical tropical maritime monsoonal climate, with hot wet summers (rainy season) and marginally milder and dryer winters. The annual average rainfall is 3,200 mm, with the dryer period extending from July through October. Temperatures during the rainy season generally range between 64 degrees Fahrenheit and 81 degrees Fahrenheit.

Year-round operations will be possible in this area.

The Awak Mas project area is mountainous, with steep razorback ridges and slope gradients generally ranging from 18° to 27°. The project is moderately to extremely rugged in the western portion, becoming more subdued in the east, with elevations ranging from near sea level to approximately 11,285 feet above mean sea level.

Small villages are located in this region of Sulawesi, with the closest major town Belopa some 24 miles west of the project area. The nearest major town with port facilities is Palopo, which is located approximately 41 miles northeast of the project.

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

Geology and Mineralization

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

Gustavson of Boulder, Colorado, completed a third-party NI 43-101 technical study for us in June 2007. This estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The report is titled “Report NI 43-101, Technical Report on the Awak Mas Gold Project, Sulawesi, Indonesia” and is dated June 6, 2007. It is available on SEDAR. An assay database for 803 drill holes (654 core and 158 reverse circulation holes) totaling 319,639 feet of drilling was used to estimate mineralized material (mineral resources under Canadian guidelines). Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the deposit, above a cut-off grade of 0.015 gold ounces per ton, is estimated at 45,862,000 tons grading 0.036 gold ounces per ton.

At the same cut-off grade, under Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 7,084,000 tons grading 0.038 gold ounces per ton, indicated mineral resources are estimated at 38,150,000 tons grading 0.036 gold ounces per ton and inferred mineral resources are estimated at 22,468,000 tons grading 0.024 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above concerning the difference between “resources” and “reserves”.

Gustavson was commissioned in June 2007 to complete a preliminary assessment for Vista Gold of the project under NI 43-101 standards. The study was completed on January 16, 2008, under the direction of John Rozelle, an independent Qualified Person. The report is titled “Preliminary Assessment, Awak Mas Gold Project, Sulawesi, Indonesia” and is dated January 16, 2008. It is available on SEDAR. In undertaking the preliminary assessment, Gustavson considered the economic and technical parameters associated with development of the mineralized material (mineral resources under Canadian guidelines) by open-pit mining. The study included a process flowsheet based on three stages of laboratory and pilot plant test programs from 1994 to 1997. The flowsheet was developed by Minproc Engineers Ltd. in 1997, and reviewed and approved by Resource Development Inc. of Wheat Ridge, Colorado, for this study. The flowsheet includes a flotation circuit to recover gold associated with sulfide minerals following which the concentrate would be treated in a carbon-in-leach circuit to recover the gold. The benign tailings from the flotation circuit would flow by gravity into a tailings impoundment and the sulfide tailings would be detoxified, filtered and conveyed to a small “dry-stack” sulfide tailings storage facility. MWH Americas Inc. of Denver and Steamboat Springs, Colorado, prepared the tailings disposal sites layout and closure plans, and assessed permitting requirements. The potential development included four different scenarios that would produce an estimated 0.6 to 1.0 million ounces of gold over a project life of 7 to 15 years. Gustavson estimated the preproduction capital to be $124 million to $178 million, depending on the scenario, and the total capital cost over the project life to be $148 million to $218 million. The cost estimates used in the preparation of a preliminary assessment are generally accepted as being within plus or minus 35 to 40% of what might be incurred in actual construction and operations. The costs in the Awak Mas preliminary assessment are within this level of confidence. However, this preliminary assessment uses mineral resources (mineralized material under SEC Industry Guide 7) and not mineral reserves. Mineral resources (mineralized material under SEC Industry Guide 7) that are not mineral reserves do not have demonstrated economic viability. A determination of mineral reserves would be necessary to demonstrate economic viability of the Awak Mas gold project.

It is Gustavson’s opinion that the reports by the various companies and consultants who verified the sampling and assaying procedures throughout the history of the property fairly represent the sampling and assaying history at the site, and that the procedures implemented by the operators have resulted in an assay database that fairly represents the tenor of the mineralization at the Awak Mas gold project.

It is also Gustavson’s opinion that we have a well-documented and implemented sampling program that meets current industry practices for acceptability and accuracy.

Compliance with environmental laws and standards and the environmental permitting process (Indonesian acronym AMDAL) to conduct mining activities will require an AMDAL study.  The details of the permitting process are summarized in the Technical Report.  We will initiate permitting at the appropriate time.

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

Stibnite
7 ½' Quad
Idaho
8.5 miles to
Yellow Pine, Idaho
Yellow Pine District
Unpaved Access Road
Fair Deal No. 4
Fair Deal No. 1
Camp Bird No. 2
Fair Deal No. 2
Fair Deal No. 3
A No. 1
YP 1
Homestake
Homestake No. 2
YP 2
YP 3
Hennessy Lode Mine No. 7
Hennessy No. 1
Homestake No. 1
YP 4
YP 5
Hennessy No. 4
Hennessy No. 2
Hennessy No. 6
Homestake No. 5
YP 6
Hennessy No. 3
Hennessy No. 5
YP 8
YP 7
T 19 N
T 18 N
Midnight
Patented Lode Claims
Unpatented Lode Claims
NORTH
2000 Feet
500 Meters
Yellow Pine
IDAHO
VISTA GOLD CORP.
Yellow Pine Project
Mining Claims
Data By:
Date: May, 2008
Scale: As Shown
File Name:
Revision:

Patented Mining Claims at Yellow Pine Controlled by Vista Gold

Claim Name	Mineral Survey Number	Patent Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Date Patent Recorded	Annual Holding Requirements
Fair Deal No. 1	3246	1064103	Patented Lode Mining Claim		Section 34, T19N, R9E, BM	6/7/1933	None to Vista Gold, Bradley (as defined below) pays County Property Taxes

Fair Deal No. 2	3246	1064103	Patented Lode Mining Claim		Section 34, T19N, R9E, BM	6/7/1933

Fair Deal No. 3	3246	1064103	Patented Lode Mining Claim	81.174	Section 3, T18N, R9E, BM	6/7/1933

Fair Deal No. 4	3246	1064103	Patented Lode Mining Claim		Section 34, T19N, R9E, BM	6/7/1933

Camp Bird No. 2	3246	1064103	Patented Lode Mining Claim		Section 34, T19N, R9E, BM	6/7/1933

A No. 1	3246	1064103	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	6/7/1933

Hennessy No. 1	3357	1111588	Patented Lode Mining Claim	218.897	Sections 2 & 3, T18N, R9E, BM	7/9/1941

Hennessy No. 2	3357	1111588	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	7/9/1941

Hennessy No. 3	3357	1111588	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	7/9/1941

Hennessy No. 4	3357	1111588	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	7/9/1941

Hennessy No. 5	3357	1111588	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	7/9/1941

Hennessy No. 6	3357	1111588	Patented Lode Mining Claim		Sections 2 & 3, T18N, R9E, BM	7/9/1941

Hennessy Lode Mine No. 7	3357	1111588	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	7/9/1941

Claim Name	Mineral Survey Number	Patent Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Date Patent Recorded	Annual Holding Requirements
Homestake	3357	1111588	Patented Lode Mining Claim		Section 35, T19N, R9E, BM	7/9/1941

Homestake No. 1	3357	1111588	Patented Lode Mining Claim		Sections 2 & 3, T18N, R9E, BM	7/9/1941

Homestake No. 2	3357	1111588	Patented Lode Mining Claim		Section 35, T19N, R9E, BM	7/9/1941

Homestake No. 5	3357	1111588	Patented Lode Mining Claim		Sections 2 & 3, T18N, R9E, BM	7/9/1941

Totals			17 Patented Lode Mining Claims				$0

Unpatented Mining Claims at Yellow Pine Controlled by Vista Gold

Claim Name	Serial Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Location Date	Annual Holding Fee
YP 1	186740	Unpatented Lode Mining Claim	20.66	Sections 34 & 35, T19N, R9E, BM	10/15/2003	$125.00

YP 2	186741	Unpatented Lode Mining Claim	20.66	Section 2, T18N, R9E, BM	10/15/2003	$125.00

YP 3	186742	Unpatented Lode Mining Claim	20.66	Section 2, T18N, R9E, BM	10/15/2003	$125.00

YP 4	186743	Unpatented Lode Mining Claim	20.66	Section 2, T18N, R9E, BM	10/15/2003	$125.00

YP 5	186744	Unpatented Lode Mining Claim	20.66	Sections 2 & 3, T18N, R9E, BM	10/15/2003	$125.00

YP 6	186745	Unpatented Lode Mining Claim	20.66	Section 2, T18N, R9E, BM	10/15/2003	$125.00

YP 7	186746	Unpatented Lode Mining Claim	20.66	Section 2 & 3, T18N, R9E, BM	10/15/2003	$125.00

YP 8	186747	Unpatented Lode Mining Claim	20.66	Section 3, T18N, R9E, BM	10/15/2003	$125.00

Totals		8 Unpatented Lode Mining Claims	165.28			$1,000.00

Note: all claims are Unpatented Federal Lode Mining Claims and do not expire provided annual fees are paid by August 31 of each year.

On November 7, 2003, Vista Gold, through Idaho Gold Resources LLC (“Idaho Gold”), an indirect, wholly-owned subsidiary of Vista Gold, entered into an Option to Purchase Agreement with Bradley Mining Company (“Bradley”) for a nine year option to purchase 100% of Yellow Pine for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement. The agreement calls for Idaho Gold to make nine more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1,000,000, and annual payments of $100,000 each were made in 2004, 2005, 2006, 2007 and 2008 (see Consolidated Financial Statements—Note 5). If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1,000,000. Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the claims are subject to an underlying 5% net smelter returns royalty.

There are no known existing environmental liabilities to which the Yellow Pine gold project is subject.

Access

The project is accessible by existing public gravel roads. The town of Yellow Pine, Idaho, has year-round access. From Yellow Pine, the remaining 11 miles of access to the project is by means of a gravel road that is presently not passable in the winter months.

Climate and Infrastructure

The climate is characterized by robust winters and mild summers. Most precipitation comes as snowfall, with low to moderate rainfall generally occurring as afternoon thunderstorms in the warmer months. Winter temperatures may fall to -40 degrees Fahrenheit. Summer temperatures may reach 80 degrees Fahrenheit but daily temperature ranges can be substantial. The average daily maximum is 54.6 degrees Fahrenheit, minimum is 23.6 degrees Fahrenheit, and mean average is 39.1 degrees Fahrenheit. Frost can occur any day of the year at elevations greater than 7,000 feet. Mean annual precipitation is 27.6 inches, falling mostly as snow.

The area is comprised of rugged forested mountainous terrain that is drained to the west by the East Fork of the South Fork of the Salmon River (EFSF). Elevations range from about 6,000 feet to more than 9,000 feet above sea level. The Yellow Pine pit is partially filled with water and the EFSF of the Salmon River runs through the pit.

The main characteristics of the ecosystem in the EFSF Salmon River drainage consists of several conifer cover types, shrubs typically alder, huckleberry, spiera, willows, and grasses. The conifers in the area are dominated by Douglas-fir and grand-fir. Subalpine fir and lodgepole pine dominate the higher elevations. Whitebark pine grows along the ridge tops above 7,000 feet.

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

The nearest town, Yellow Pine, has a population of only about 60 people and limited services such as gasoline, a general store and a few lodging facilities. The tourist towns of McCall and Cascade, however, have a population of several thousand people and are located about 90 and 60 miles respectively, north of Boise along a major paved state highway with most services available, including air service for small planes. A dirt road air landing strip still exists near the Meadow Creek old processing facilities located about two miles south of the Yellow Pine pit and is in fair condition.

History

The mining history of the region began in 1893 when gold was discovered by the Caswell brothers in what is now known as the Thunder Mountain mining district, located about 10 miles east of Stibnite. Around 1900, during the gold rush to the Thunder Mountain district mercury, antimony and gold were found in the Yellow Pine district. Since the time of the gold rush, the Yellow Pine area has been actively explored. Further historical details relating to the Yellow Pine project can be found in the report entitled “CNI 43-101 Technical Report, Preliminary Assessment of the Yellow Pine Project, Yellow Pine,

Idaho” and is dated December 13, 2006 and available on SEDAR.

Geology and Mineralization

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

Pincock, Allen & Holt (“PAH”), of Denver, Colorado, completed an NI 43-101 third-party technical study for us in November 2003, under the direction of Mark G. Stevens, C.P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The report is titled “Yellow Pine Project, Idaho, USA, Technical Report” and is dated November 17, 2003. It is available on SEDAR. An assay database for 538 drill holes totaling 120,922 feet of drilling was used to estimate mineral resources (mineralized material under SEC Industry Guide 7) in the Yellow Pine and Homestake sulfide zones. The overall drill hole spacing at Yellow Pine is about 50 to 100 feet and about 100 to 150 feet at the Homestake area. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Yellow Pine gold project, above a cut-off grade of 0.025 gold ounces per ton, is estimated at 33,835,000 tons grading 0.066 gold ounces per ton.

At the same cut-off grade, under Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 16,332,000 tons grading 0.070 gold ounces per ton, indicated mineral resources are estimated at 17,503,000 tons grading 0.061 gold ounces per ton and inferred mineral resources are estimated at 16,047,000 tons grading 0.051 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above concerning the difference between “resources” and “reserves”.

In November 2006, PAH completed a NI 43-101 preliminary assessment under the direction of Richard Lambert, P.E. and Barton Stone, P.G., both independent Qualified Persons. The study is titled “CNI 43-101 Technical Report, Preliminary Assessment of the Yellow Pine Project, Yellow Pine, Idaho” and is dated December 13, 2006. It is available on SEDAR. In undertaking the preliminary assessment, PAH considered the economic and technical parameters associated with development of the mineralization by open-pit mining. The study, based on PAH’s review of previous technical studies and their own work, determined the best treatment approach would be an on-site plant to produce a flotation concentrate that would be refined off-site. The potential development would produce an estimated 1.9 million ounces of gold over a 10-year life. PAH estimated the total capital cost over the project life to be $170 million and preproduction capital to be $150 million. The cost estimates used in the preparation of a preliminary assessment are generally accepted as being within plus or minus 35 to 40% of what might be incurred in actual construction and operations. The costs in the Yellow Pine preliminary assessment are within this level of confidence. However, this preliminary assessment uses mineral resources (mineralized material under SEC Industry Guide 7) and not mineral reserves. Mineral resources (mineralized material under SEC Industry Guide 7) that are not mineral reserves do not have demonstrated economic viability. A determination of mineral reserves would be necessary to demonstrate economic viability of the Yellow Pine gold project.

PAH conducted a data validation of the existing Yellow Pine drill hole database provided by us. Very few errors were identified.

PAH believes that the companies that explored and developed the Yellow Pine deposit generally conducted sampling and analysis programs using standard practices, providing generally reasonable results. PAH believes that the resulting data can effectively be used in the subsequent estimation of resources.

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

During the period of 1994 through 1997, Royal Gold, Inc. (“Royal”) drilled 615 reverse circulation and 10 core holes at the Long Valley property. During this time, Royal also completed metallurgical investigations, preliminary engineering studies, including resource estimations, and initiated baseline-type environmental studies of the biological, water and archeological resources of the area. We have acquired all related data from Royal in exchange for a 1% net smelter returns royalty to Royal. The database contains 896 drill holes, totaling 268,275 feet. The majority of holes were drilled using reverse circulation methods. Gold was primarily analyzed by fire assay, with grade determinations by atomic absorption.  Samples were sealed in bags at the site and collected by commercial laboratory personal.

There are no known existing environmental liabilities to which the Long Valley gold project is subject.

Access

The Long Valley property is located about 7 miles to the east of the town of Mammoth Lakes and about 45 miles north of the town of Bishop, California. Both towns are connected by U.S. Highway 395, which passes a few miles west of the property. Access to the property from the highway is via a series of graded gravel roads. The property is in an undisturbed condition.

Climate and Infrastructure

The climate is semi-arid and moderate, with high temperatures in the summer generally in the 80 degrees Fahrenheit range and winter highs generally in the 30-40 degrees Fahrenheit range. Winter temperatures can be below 0 degrees Fahrenheit. Precipitation at the property probably totals about 20 to 25 inches per year, divided between winter snows and summer thunderstorms. The evaporation potential greatly exceeds the precipitation on an average annual basis, so the area is one with a negative water balance. Snow depths in winter are generally less than two feet on the property, and the overall climate should permit operations year around.

The Long Valley gold property is located a few miles to the east of the Sierra Nevada Mountains, at an elevation of about 7,200 feet, in an area of gently rolling terrain. The vegetation consists mostly of sagebrush and related shrubs and grasses with local areas of open pine forest. The topography in the area of the property will allow for the location of site facilities which may be required, including waste dumps, heap leach pads, plant sites, etc.

Lodging, supplies, and labor are available in either Mammoth Lakes or Bishop, with the area population exceeding 20,000 people. Groundwater has been encountered in many exploration drill holes at depths of 200 to 300 feet and should be available in sufficient quantities for processing. It is believed that adequate power is available in the area with no more than a few miles of additional powerline required to reach the property.

Vista Gold has no installations at or near the project.

Geology and Mineralization

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

In February 2003, Mine Development Associates of Reno, Nevada (“MDA”), completed an NI 43-101 third-party technical study for Vista Gold on the Long Valley gold project under the direction of Mr. Neil Prenn, an independent Qualified Person. The study is titled “Technical Report, Long Valley Project, Mono County, California, USA” and is dated February 20, 2003. It is available on SEDAR. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Long Valley gold project, above a cut-off grade of 0.010 gold ounces per ton, is estimated at 68,276,000 tons grading 0.018 gold ounces per ton.

At the same cut-off grade, under Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, measured mineral resources are estimated at 26,596,900 tons grading 0.017 gold ounces per ton, indicated mineral resources are estimated at 41,678,800 tons grading 0.018 gold ounces per ton and inferred mineral resources are estimated at 32,914,000 tons grading 0.017 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above concerning the difference between “resources” and “reserves”.

In January 2008, MDA completed an NI 43-101 third-party preliminary assessment for Vista Gold for the Long Valley gold project under the direction of Mr. Neil Prenn, an independent Qualified Person, utilizing standard industry software and estimation methodology. The study is titled “Technical Report, Preliminary Assessment, Long Valley Project, Mono County, California, USA” and is dated January 9, 2008. It is available on SEDAR. In undertaking the preliminary assessment, MDA considered the economic and technical parameters associated with development of mineral resources (mineralized material under SEC Industry Guide 7) within the restraints imposed by the state of California’s mining regulations that include a provision that all mined materials not removed from the property be replaced within the perimeter of the excavation. The preliminary assessment evaluated the potential economics of the project assuming that the mineral resources (mineralized material under SEC Industry Guide 7) were mined using open-pit mining methods and processed using heap-leach technology. The metallurgical test work and flowsheet were reviewed and approved for this study by Resource Development Inc. of Wheat Ridge, Colorado. After the pit material has been mined, the remaining waste materials would be backfilled into the pit along with the detoxified heap material. The potential development would produce an estimated 535,300 ounces of gold over an eight-year mine life. MDA estimated start-up capital at $58.8 million and total project capital at $61.8 million. However, this preliminary assessment uses mineral resources (mineralized material under SEC Industry Guide 7) and not mineral reserves. Mineral resources (mineralized material under SEC Industry Guide 7) that are not mineral reserves do not have demonstrated economic viability. A determination of mineral reserves would be necessary to demonstrate economic viability of the Long Valley gold project.

The Long Valley gold project has had a considerable amount of check assaying and, as such, MDA concluded that collecting duplicate samples for verification purposes was not warranted.

Data verification programs carried out by companies who previously worked on the Long Valley gold project included twinning RC drill holes with core holes to evaluate any differences between core and RC drilling, conducting systematic sample preparation and analysis QA/QC procedures, in particular, the practice comparing pulps, coarse rejects, and duplicate samples, and evaluating different assay methods and weights to validate gold analytical practices.

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

340,000 E
341,000 E
342,000 E
343,000 E
344,000 E
345,000 E
346,000 E
347,000 E
348,000 E
349,000 E
2,691,000 N
2,690,000 N
2,689,000 N
2,688,000 N
2,687,000 N
2,686,000 N
2,685,000 N
2,684,000 N
2,683,000 N
2,682,000 N
NORTH
1 km
LOS REYES TRES
ELOTA
LOS REYES SEIS
LOS REYES FRACCION NORTE
PADRE SANTO
EL FAISAN
PADRE SANTO
LOS REYES CINCO
NORMA
LOS REYES SIETE
SAN PEDRO
SAN MANUEL
STO. NIÑO
PATRICIA
SAN PABLO
PROLONGACION DEL RECUERDO
LOS REYES 8
MARTHA I
EL FAISAN
LOS REYES DOS
NUEVA ESPERANZA
PROLONGACION DEL RECUERDO
LOS REYES CUATRO
PROLONGACION DEL RECUERDO 2
ARCELIA ISABEL
SAN MIGUEL
LA VICTORIA
DOLORES
Unpaved Access Road
ELOTA
LOS REYES FRACCION OESTE
LOS REYES FRACCION SUR
Vista Gold Corp. Property
Other Property
MEXICO
KILOMETERS
SINALOA
DURANGO
CULIACAN
MAZATLAN
PACIFIC OCEAN
Guadalupe de los Reyes Project
VISTA GOLD CORP.
Guadalupe de los Reyes Project
Mining Concessions
Data By:
File Name:
Date: May, 2008
Revision: January 2009
Scale: As Shown

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

On December 19, 2007, we announced that we had signed an agreement to acquire Grandcru’s interest in two gold/silver mineral properties adjacent to our Guadalupe de los Reyes gold project in Sinaloa, México. The acquisition was completed on January 24, 2008. Under the terms of the agreement, we agreed to (a) pay Grandcru $425,000 less any amounts payable in back taxes on the mining concessions, and pay a private investment group known as the San Miguel Group $75,000, and (b) issue to Grandcru and the San Miguel Group, in aggregate, Common Shares of the Corporation with a value of $1,000,000 (amounting to 213,503 Common Shares) on closing. In addition, we reached agreement with San Luis and with the San Miguel Group to complete the acquisition of their respective interests in the mining concessions at the same time as the closing occurs with Grandcru. We agreed to pay a 2% NSR on all minerals produced payable to the San Miguel Group on the mining concessions known as the San Miguel Concessions. We agreed to pay San Luis a 1% NSR on mining concessions known as the San Luis Concessions and the San Miguel Concessions, and 2% to 3% NSR depending on the gold price on the Corporation’s mining concessions known as the Gaitán Concessions. At gold prices below $499.99 per ounce, the royalty payable to San Luis on the Gaitan Concessions will be 2% and at or above $500 per ounce, the royalty will be 3%. Certain of the San Luis Concessions are subject to a pre-existing underlying royalty of 3% NSR payable to Sanluis Corporación, S.A. de C.V.

There are no known existing environmental liabilities to which the Guadalupe de Los Reyes gold project is subject.

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

Climate and Infrastructure

The Guadalupe de Los Reyes gold project is located in the western foothills of the Sierra Madre Occidental at elevations that vary from approximately 300 meters to 1,000 meters. The topography is moderate to rugged.

Climate in this area is arid to semi-arid with an average temperature of 72 — 79 degrees Fahrenheit and an average rainfall of approximately 1,000 millimeters, which occur mostly during the period of June to September in strong storm events that cause flooding along the river beds and frequent interruptions of the road to Cosalá. Moderate to dense vegetation of bushes and shrubs covers the hill slopes within the project area, in a transition zone that changes from the tropical vegetation towards the lower elevations and that of evergreens and other types of trees at higher topography. Most of the people living in the villages of the area depend on small scale farming, raising livestock, and growing fruit.

Year-round operations will be possible in this area.

The city of Cosalá constitutes the commercial center for the population living in small villages and scattered settlements located on “ejidos” (communal lands) around the Guadalupe de Los Reyes mining district. The road from Cosalá through Guadalupe de Los Reyes is the only regional access to the mountains to the east in this part of the Country. Cosalá offers retail, banking, medical, educational, hospital, and communications to the rest of the Country; however, major facilities are located in the cities of Mazatlán and Culiacán.

The nearest source of electric power is in Cosala. Sporadic underground mining of veins in the district occurred from the 1770s until the 1950s. Currently, the Company has no installations at or near the project.

The Company has not yet undertaken the studies to address the availability of water or assess potential areas for project infrastructure such as tailings storage facility, heap leach pad, waste rock dumps or processing facilities.  We are of the opinion that suitable source of water can be identified and that acceptable sites for project infrastructure can be located near the project.

The Guadalupe de Los Reyes mining district was discovered, according to local residents on December 12, 1772 (virgin of Guadalupe’s day) and claimed on January 6, 1773 (Wise men’s day, “día de los Reyes Magos”); hence the current name of Guadalupe de Los Reyes (previously Guadalupe Los Reyes).

Historical production for the Guadalupe de Los Reyes district from 1772 until 1990 has been estimated as approximately 319,000 ounces of gold and over 14,982,000 ounces of silver.

Geology and Mineralization

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

In July 2003, a third-party NI 43-101 technical study was performed for Vista Gold by Pincock, Allen & Holt, of Denver, Colorado, under the direction of Mr. Mark G. Stevens, C.P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The study is titled “Technical Report for the Guadalupe de Los Reyes Gold-Silver Project, State of Sinaloa, Western Mexico” and is dated July 17, 2003. The report is available on SEDAR. The study included assay data from 398 reverse circulation drill holes totaling 127,420 feet, with a total of 23,938 samples assayed and the drilling was performed by Northern Crown Mines Limited from 1993 to 1997. Approximately 80% of the project analytical samples were delivered to Bondar-Clegg de Mexico, S.A. de C.V. (“Bondar-Clegg”) in Hermosillo, México for sample preparation with assaying done at Bondar-Clegg’s assay laboratory in Vancouver, British Columbia. Approximately 20% of the sample preparation and assaying was conducted by SGS-XRAL laboratories in Hermosillo, México. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Guadalupe de los Reyes gold project, above a cut-off grade of 0.015 gold ounces per ton, is estimated at 11,090,000 tons grading 0.044 gold ounces per ton and 0.67 silver ounces per ton.

It is PAH’s opinion that the sample methods and analyses that have been used are representative of the deposits at the Guadalupe de Los Reyes gold project, and that the procedures were carried out according to accepted industry standards using accepted practices.

At the same cut-off grade, under Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, indicated mineral resources are estimated at 6,996,000 tons grading .040 gold ounces per ton and 0.67 silver ounces per ton and inferred mineral resources are estimated at 4,233,000 tons grading 0.059 gold ounces per ton and 1.91 silver ounces per ton. These estimates are only for the ground controlled by Vista Gold prior to the acquisition of lands controlled by Grandcru. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above concerning the difference between “resources” and “reserves”.

The surface rights to the Guadalupe de Los Reyes gold project are held by the Ejido Tasajera, which owns most of the project’s land and recognizes individual rights to its members farming, living or using the land for their benefit. Other operators in the area have negotiated surface rights agreements with those individual holders and the Ejido Tasajera governing board. An important consideration is the traditional use of land, which in fact, recognizes that mining is the preferred use of the land in and around old mining workings.

According to Mr. Gaitán and by PAH’s experience within the region, there is a good working relationship with people of the Ejido Tasajera, since many of the inhabitants are necessarily contracted when work is carried out in the exploration or mining operations. No labor or access problems have been reported by other mining operators within the area.

To operate within the Laws and Regulations of México, we must negotiate the land rights before initiating development of any considerable mining operations in the project area. It should be established if any agreements between previous operators, Mr. Gaitán, and the Ejido Tasajera are still valid.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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
3.04

Articles of Arrangement of Vista Gold Corp., dated May 10, 2007 filed as Exhibit 3 to the Corporation’s Current Report on Form 8-K, dated May 10, 2007 and incorporated herein by reference (File No. 1-9025)

4.01

Warrant Indenture dated September 23, 2005 between Vista Gold Corp. and Computershare Trust Company of Canada, as Trustee filed as Exhibit 4.1 to the Corporation’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)

4.02

Form of Broker Warrant dated September 23, 2005 issued by Vista Gold Corp. to Quest Securities Corporation filed as Exhibit 4.2 to the Corporation’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference (File No. 1-9025)

4.03

Warrant Indenture dated February 2, 2006 between Vista Gold Corp. and Computershare Trust Company of Canada, as Trustee filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K, dated February 2, 2006 and incorporated herein by reference (File No. 1-9025)

4.04

Form of Agent’s Warrant Certificate, dated as of November 7, 2006 evidencing Agent Warrants issued by Vista Gold Corp. to Sprott Securities Inc. and to GMP Securities L.P. filed as Exhibit 4.1 to the Corporation’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference (File No. 1-9025)

4.05

Note Indenture, dated March 4, 2008, among Vista Gold Corp., Minera Paredones Amarillos S.A. de C.V., as guarantor, HSBC Bank USA, N.A., as trustee and HSBC México, S.A. De C.V., Institución de Banca Múltiple, Grupo Financiero HSBC, División Fiduciaria, as collateral agent filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)

10.01	Stock Option dated July 1, 1985, between Henry C. Crofoot, trustee, and incorporated herein by reference (File No. 1-9025)
10.02

Data Purchase, Production Payment Grant and Option to Purchase Production Payment Agreement dated August 1, 2003 between Vista Gold and Enrique Gaitan Maumejean filed as Exhibit 10.20 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)

10.03

Amendment Agreement dated January 14, 1988, among Henry C. Crofoot et al and Enrique Gaitan Maumejean filed as Exhibit 10.21 to Granges’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)

10.04

Lewis Hycroft Agreement dated January 10, 1989, among Frank W. Lewis, Hycroft Lewis and Hycroft Resources—Development Inc. filed as Exhibit 10.16 to Granges’ Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference (File No. 1-9025)

10.05

Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier filed as Exhibit 10.25 to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference (File No. 1-9025)

10.06

Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings filed as Exhibit 10.27 to the Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.07

Third Amendment Agreement dated January 19, 2005, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.23 to the Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.08

Stock Option Plan of Vista Gold dated November 1996 as amended in November 1998, May 2003, May 2005 and May 2006 filed as Schedule C to the Corporation’s Commission Annual Report on April 3, 2006 and incorporated herein by reference (File No. 1-9025)

10.09

Share Purchase Agreement dated August 29, 2002 between Vista Gold and Viceroy Minerals Corporation filed as Exhibit 10.25 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.10

Purchase Agreement dated October 7, 2002 between Vista Gold and Newmont Mining Corporation filed as Exhibit 10.26 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.11

Venture Assignment Agreement dated May 9, 2005 between Vista Gold Corp. filed as Exhibit 10.27 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.12

Assignment Agreement, dated May 9, 2005, between Continental Goldfields Limited and Vista Gold Corp. filed as Exhibit 10.28 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.13

Assignment of Rights dated May 9, 2005, between ORT Limited and Vista Gold Corp. filed as Exhibit 10.29 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.14

Option to Purchase Agreement dated July 18, 2005 between Vista Gold and Monex Exploration filed as Exhibit 10.1 to the Corporation’s Annual Report on Form 8-K, dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)

10.15

Purchase Agreement dated November 7, 2005 between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation’s Annual Report on Form 8-K, dated November 7, 2005 and incorporated herein by reference (File No. 1-9025)

10.16

Finder’s Fee Agreement and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated February 2, 2006 and incorporated herein by reference (File No. 1-9025)

10.17

Form of Subscription Agreement dated September 29, 2004, between Vista Gold and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (File No. 1-9025)

10.18

Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty Ltd. and Vista Gold Corp. filed as Exhibit 10.24 to the Corporation’s Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.19

Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier filed as Exhibit 10.3 to the Corporation’s Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.20

Letter Agreement, dated April 12, 2005, between Prime Corporate Finance Pty Limited and Vista Gold Corp. filed as Exhibit 10.43 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.21

Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings filed as Exhibit 10.1 to the Corporation’s Annual Report on Form 8-K, dated July 6, 2006 and incorporated herein by reference (File No. 1-9025)

10.22

Amendment to Purchase Agreement, dated January 19, 2005, between Vista Gold Corp. filed as Exhibit 10.23 to the Corporation’s Annual Report on Form 8-K for the SEC on August 16, 2006) and incorporated herein by reference (File No. 1-9025)

10.23

Deed of Option, dated October 28, 2004, between Weston Investments, Organic Resources, Vista Gold Corp., Salu Siwa and JCI Limited filed as Exhibit 10.24 to the Corporation’s Annual Report on Form 8-K for the SEC on August 25, 2006) and incorporated herein by reference (File No. 1-9025)

10.24

Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and JCI Limited filed as Exhibit 10.25 to the Corporation’s Annual Report on Form 8-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.25

Employment Agreement, dated as of September 22, 2006, between Vista Gold Corp., and JCI Limited filed as Exhibit 10.26 to the Corporation’s Annual Report on Form 8-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.26

Assignment Agency Agreement, dated as of October 30, 2006, among Vista Gold Corp., filed as Exhibit 10.27 to the Corporation’s Annual Report on Form 8-K dated October 30, 2006 and incorporated herein by reference (File No. 1-9025)

10.27

Assignment Loan Agreement dated May 9, 2005, between Vista Gold Corp. filed as Exhibit 10.28 to the Corporation’s Annual Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)

10.28

Assignment Agreement, dated May 9, 2005, between ORT Limited and Vista Gold Corp. filed as Exhibit 10.2 to the Corporation’s Annual Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)

10.29

Purchase Letter Agreement dated July 18, 2005, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)

10.30

Fee Letter Agreement dated March 13, 2007, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.53 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference (File No. 1-9025)

10.31

Amendment to Arrangement and Merger Agreement by and among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio, dated May 8, 2007 filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated May 10, 2007 and incorporated herein by reference (File No. 1-9025)

10.32

Letter Agreement dated November 20, 2007, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated November 20, 2007 and incorporated herein by reference (File No. 1-9025)

10.33

Agreement dated December 19, 2007, between Grandcru Resource Corporation and Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)

10.34

Purchase and Termination Agreement dated December 19, 2007, among (i) Klaus Genssler, Genssler Investment Partnership, LLP, Douglas D. Foote and Synergex Group Limited Partnership, (ii) Grandcru Resources Corporation, (iii) Minera Paredones Amarillos, S.A. de C.V. and (iv) Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)

10.35

Termination and Purchase Agreement dated December 21, 2007, among (i) Goldcorp Inc., Luismin S.A. de C.V. and Desarrollos Mineros San Luis, S.A. de C.V., (ii) Grandcru Resources Corporation, (iii) Minera Paredones Amarillos, S.A. de C.V. and (iv) Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)

10.36

Asset Sale Agreement dated January 4, 2008, among Vista Gold Corp., Minera Paredones Amarillos, S.A. de C.V., Del Norte Company, Ltd. and A.M. King Industries, Inc. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated January 2, 2008, and incorporated herein by reference (File No. 1-9025)

10.37

Agency Agreement, dated March 4, 2008, between Vista Gold Corp. and Casimir Capital L.P. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)

10.38

Form of Subscription Agreement dated March 4, 2008, between Vista Gold Corp. and each Subscriber as defined therein filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)

10.39

Purchase and Sale Agreement dated March 4, 2008, among Vista Gold Corp., Vista Gold (Antigua) Corp. and Republic Gold Limited ACN 106399311, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 4, 2008 and incorporated herein by reference (File No. 1-9025)

21	Subsidiaries of the Corporation, filed as Exhibit 21 to the Corporation’s Annual Report on Form 10-K dated March 13, 2009 and incorporated herein by reference (File No. 1-9025)
23.1

Consent of PricewaterhouseCoopers LLP, independent auditors, filed as Exhibit 23.1 to the Corporation’s Annual Report on Form 10-K dated March 13, 2009 and incorporated herein by reference (File No. 1-9025)

23.2	Consent of SRK Consulting (US), Inc., filed as Exhibit 23.2 to the Corporation’s Annual Report on Form 10-K dated March 13, 2009 and incorporated herein by reference (File No. 1-9025)
23.3	Consent of Golder Associates, Inc. filed as Exhibit 23.3 to the Corporation’s Annual Report on Form 10-K dated March 13, 2009 and incorporated herein by reference (File No. 1-9025)
23.4	Consent of Gustavson Associates, LLC
23.5	Consent of Mine Development Associates
23.6	Consent of MWH Australia Pty Ltd filed as Exhibit 23.6 to the Corporation’s Annual Report on Form 10-K dated March 13, 2009 and incorporated herein by reference (File No. 1-9025)
23.7	Consent of MWH Americas Inc. filed as Exhibit 23.7 to the Corporation’s Annual Report on Form 10-K dated March 13, 2009 and incorporated herein by reference (File No. 1-9025)
23.8	Consent of Pincock, Allen & Holt

23.9	Consent of Tetra Tech, Inc. filed as Exhibit 23.9 to the Corporation’s Annual Report on Form 10-K dated March 13, 2009 and incorporated herein by reference (File No. 1-9025)
23.10	Consent of Resource Development, Inc. filed as Exhibit 23.10 to the Corporation’s Annual Report on Form 10-K dated March 13, 2009 and incorporated herein by reference (File No. 1-9025)
24	Powers of Attorney, filed as Exhibit 24 to the Corporation’s Annual Report on Form 10-K dated March 13, 2009 and incorporated herein by reference (File No. 1-9025)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: April 15, 2009	By:	/s/ Michael B. Richings
Michael B. Richings,
Executive Chairman and Chief Executive Officer
Dated: April 15, 2009	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
23.4	Consent of Gustavson Associates, LLC
23.5	Consent of Mine Development Associates
23.8	Consent of Pincock, Allen & Holt
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002