Form 10-Q
period 2009-03-31
VISTA GOLD CORP
filed 2009-05-06
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes    No  Not applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  34,475,829

Common Shares, without par value, outstanding at May 6, 2009

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2009

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(U.S. dollars in thousands)	March 31, 2009	December 31, 2008

Assets:
Cash and cash equivalents - Note 7	$10,982	$13,266
Marketable securities - Note 4	9,406	8,153
Accounts receivable	120	127
Prepaids and other	431	466
Current assets	20,939	22,012

Mineral properties - Note 5	32,162	30,407
Amayapampa disposal consideration - Note 3	4,813	4,813
Property, plant and equipment - Note 6	18,690	18,533
	55,665	53,753

Total assets	$76,604	$75,765

Liabilities and Shareholders’ Equity:
Accounts payable	$177	$—
Accrued liabilities and other	1,403	803
Current liabilities	1,580	803

Convertible notes — Note 7	24,098	23,496
Other long-term liabilities	228	228
Total liabilities	25,906	24,527

Capital stock, no par value:
Common - unlimited shares authorized; shares outstanding: 2009 - 34,475,829 and 2008 — 34,475,829	225,098	225,098
Warrants	336	336
Options - Note 8	4,717	4,634
Contributed surplus — Note 9	1,463	1,387
Equity component of convertible notes - Note 7	6,298	6,298
Accumulated other comprehensive income - Note 10	5,783	4,602
Deficit — Note 2	(192,997)	(191,117)
Total shareholders’ equity	50,698	51,238

Total liabilities and shareholders’ equity	$76,604	$75,765

Subsequent events — Note 15

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended March 31,		Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2009	2008	Stage
		(restated — note 2)
Income:
Interest income	$28	$109	$2,556
Other income	2	3	244
Total other income	$30	$112	$2,800

Costs and expenses:
Exploration, property evaluation and holding costs	$(333)	$(246)	$(3,171)
Corporate administration and investor relations	(1,012)	(1,287)	(20,957)
Costs of Arrangement	—	—	(2,901)
Depreciation and amortization	(52)	(39)	(422)
Gain/(loss) on currency translation	(23)	(7)	(416)
Interest expense	(579)	(184)	(2,583)
Write-down of marketable securities — Note 4	(112)	—	(838)
Gain/(loss) on disposal of marketable securities	(7)	21	226
Total costs and expenses	(2,118)	(1,742)	(31,062)
Loss from continuing operations before income taxes	$(2,088)	$(1,630)	$(28,262)
Income tax benefit/(expense)	208	(272)	1,020
Loss from continuing operations after income taxes	$(1,880)	$(1,902)	$(27,242)

Loss from discontinued operations	$—	$(221)	$(16,879)

Net loss	$(1,880)	$(2,123)	$(44,121)

Other comprehensive income:
Unrealized fair-value increase/(decrease) of available-for-sale securities	1,176	(1,523)
Realized (gain)/loss on available-for-sale securities	5	(18)
	1,181	(1,541)
Comprehensive loss	$(699)	$(3,664)

Weighted average number of shares outstanding	34,475,829	34,002,312

Basic and diluted loss per share from continuing operations	$(0.05)	$(0.06)
Basic and diluted loss per share	$(0.05)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

	Three Months Ended March 31,
(U.S. dollars in thousands)	2009	2008
		(restated - note 2)

Deficit, beginning of period	$(191,117)	$(181,144)
Net loss	(1,880)	(2,123)
Deficit, end of period	$(192,997)	$(183,267)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,		Cumulative during Exploration
(U.S. dollars in thousands)	2009	2008	Stage
		(restated — Note 2)
Cash flows from operating activities:
Loss for the period - continuing operations	$(1,880)	$(1,902)	$(27,242)

Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	52	39	445
Stock-based compensation	125	296	5,944
(Gain)/loss on disposal of marketable securities	7	(21)	(488)
Future income tax (benefit)/expense	(208)	272	(1,020)
Accretion of convertible notes	260	81	1,098
Accrued interest	319	104	1,487
Write-down of marketable securities	112	—	838
Other non-cash items	—	—	1,660

Change in operating assets and liabilities:
Accounts receivable	7	(5)	(518)
Interest paid	—	—	(2,342)
Prepaids and other	35	43	(251)
Accounts payable, accrued liabilities and other	(11)	(114)	(892)
Net cash used in operating activities	(1,182)	(1,207)	(21,281)

Cash flows from investing activities:
Acquisition of marketable securities	—	(26)	(1,026)
Proceeds from sale of marketable securities	18	58	1,107
Additions to mineral properties, net of cost recoveries - Note 5	(911)	(1,385)	(21,301)
Acquisition of mineral property	—	(452)	(3,332)
Additions to plant and equipment - Note 6	(209)	(16,308)	(18,851)
Proceeds on disposal of plant and equipment	—	—	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	—	—	(24,517)
Net cash used in investing activities	(1,102)	(18,113)	(67,868)

Cash flows from financing activities:
Net proceeds from equity financings	—	—	54,409
Proceeds from exercise of warrants	—	2,941	39,020
Proceeds from exercise of stock options	—	69	2,794
Issuance of convertible notes, net of issuance costs - Note 7	—	28,534	28,345
Prepaid transaction costs	—	—	(1,841)
Net cash provided by financing activities	—	31,544	122,727

Net increase/(decrease) in cash and cash equivalents - continuing operations	(2,284)	12,224	33,578
Net decrease in cash and cash equivalents - discontinued operations	—	(221)	(23,270)
Net increase/(decrease) in cash and cash equivalents	(2,284)	12,003	10,308

Cash and cash equivalents, beginning of period	13,266	16,686	674

Cash and cash equivalents, end of period	$10,982	$28,689	$10,982

Supplemental cash flow information - Note 12

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(U.S. dollars unless specified otherwise)

1.                                      General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of March 31, 2009 have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 14, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

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

Changes in accounting policies

Effective September 30, 2008, the Corporation adopted the Emerging Issues Committee Abstract 172 (“EIC 172”), “Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain in Other Comprehensive Income.”  EIC 172 provides guidance on whether the tax benefit from the recognition of previously unrecognized tax loss carryforwards consequent to the recording of unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale financial assets, should be recognized in net income or in other comprehensive income.  EIC 172 should be applied retrospectively, with restatement of prior periods from January 1, 2007, the date of adoption of the Canadian Institute of Chartered Accountants (“CICA”)  Section 3855, “Financial Instruments — Recognition and Measurement.”

The adoption of EIC 172 resulted in a reclassification of $1,132,000 of income tax recovery from the accumulated other comprehensive income balance to the accumulated deficit as of December 31, 2007.  It also increased the Corporation’s three-month loss for the period ended March 31, 2008 by $272,000.

In February 2008, the CICA issued Section 3064, “Goodwill and Intangible Assets”, which replaces Section 3062, “Goodwill and Intangible Assets,” and results in a withdrawal of CICA Section 3450, “Research and Development Costs,” and amendments to Accounting Guideline (AcG) 11, “Enterprises in the Development Stage,” and CICA Section 1000, “Financial Statement Concepts.” The standard intends to reduce the differences with International Financial Reporting Standards (“IFRS”) in the accounting for intangible assets and results in closer alignment with U.S. GAAP. Under current Canadian standards, more items are recognized as assets than under IFRS or U.S. GAAP. The objectives of CICA Section 3064 are to reinforce the principle-based approach to the recognition of assets only in accordance with the definition of an asset and the criteria for asset recognition; and clarify the application of the concept of matching revenues and expenses such that the current practice of recognizing assets that do not meet the definition and recognition criteria are eliminated. This standard will be effective for fiscal years beginning on or after October 1, 2008. The Corporation has determined there is no impact on its current financial statements.

3.                                      Amayapampa disposal consideration

On April 7, 2008, the Corporation entered into an agreement to dispose of its wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held the Corporation’s interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay to the Corporation, $3.0 million in three payments of $1.0 million. The first of these payments will be due and payable upon the start of Commercial Production (as defined in the purchase and sale agreement) at Amayapampa followed by $1.0 million payments on each of the first and second anniversaries of the start of commercial production.  In addition, Republic agreed to pay to the Corporation a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable, when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable, and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces and no NSR payments are due to the Corporation if the gold price is below $500 per ounce.   The fair value of the consideration received upon the disposal of the Amayapampa project has been calculated as of March 31, 2009 using probability weighted cash flow scenarios and assumptions including future gold prices, estimated gold production and the timing of commencement of commercial production.  These inputs in the “income approach” valuation model used by the Corporation are considered to be level three unobservable inputs as defined by SFAS No. 157, “Fair Value Measurements.”  These are the Corporation’s own assumptions based on management’s best estimates and the best information available at the time.

4.             Marketable securities

	At March 31, 2009			At December 31, 2008
(U.S. dollars in thousands)	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value

Allied Nevada Gold Corp. — Note 15	$2,194	$6,756	$8,950	$2,194	$5,547	$7,741
Esperanza Silver Corp.	10	40	50	10	35	45
Luzon Minerals Ltd.	12	12	24	12	—	12
Nevgold Resources Corp.	44	9	53	44	—	44
Other marketable securities	343	(14)	329	480	(169)	311
	$2,603	$6,803	$9,406	$2,740	$5,413	$8,153

At March 31, 2009, the Corporation determined that certain of its securities had become impaired.  The write-down of $112,000, less a tax benefit of $16,000, has been included on our Statement of Consolidated Loss.  The Corporation evaluated the remaining securities for impairment, but concluded that any decline in value was temporary due to the short amount of time that the security’s fair market value was under cost.

5.                                      Mineral properties

	2008	2009
(U.S. dollars in thousands)	December 31, balance	Acquisition costs	Option payments	Exploration & land costs	Capitalized interest	Year to date activity	March 31, ending balance
Long Valley, United States	960	—	—	1	—	1	961
Yellow Pine, United States	878	—	—	—	—	—	878
Paredones Amarillos, Mexico	9,237	—	—	477	763	1,240	10,477
Guadalupe de los Reyes, Mexico	3,136	—	—	(11)	—	(11)	3,125
Awak Mas, Indonesia	3,757	—	—	46	—	46	3,803
Mt. Todd, Australia	11,967	—	—	429	—	429	12,396
Other	472	—	50	—	—	50	522
	$30,407	$—	$50	$942	$763	$1,755	$32,162

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

The Corporation has determined that no impairment provision is required.  A write-down in the carrying values of one or more of the Corporation’s mineral properties may be required in the future as a result of events and circumstances, such as the Corporation’s inability to obtain all the necessary permits, resulting in an evaluation of gold resources and the application of an impairment test which is based on estimates of gold resources and gold prices.

6.             Property, plant and equipment

	March 31, 2009			December 31, 2008
(U.S. dollars in thousands)	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net

Paredones Amarillos, Mexico	18,070	16	18,054	18,006	12	17,994
Awak Mas, Indonesia	117	74	43	116	70	46
Mt. Todd, Australia	724	198	526	584	170	414
Corporate, United States	258	191	67	252	173	79
	$19,169	$479	$18,690	$18,958	$425	$18,533

7.                                      Brokered private placement of convertible notes

On March 4, 2008, the Corporation completed a private placement in which the Corporation issued and sold $30 million in aggregate principal amount of senior secured convertible notes (the “Notes”).  The Notes are secured only by the assets at the Paredones Amarillos gold project.  The Notes mature at face value on March 4, 2011 (the “Maturity Date”).  The Notes pay interest of 10% per annum. Interest is payable each year in two installments on June 15 and December 15, and the principal is payable on the Maturity Date.

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

The Corporation can convert all, but not part, of the Notes after March 4, 2009 if the weighted-average price of the Corporation’s common shares as quoted on the NYSE — AMEX (“AMEX”) has been equal to or greater than $9.00 per share for 15 consecutive trading days.  The notice of conversion must occur within 10 days of any such 15-day period and the share price must be equal to or greater than $9.00 on the date the notice is delivered.  The conversion price was originally $6.00 per common share and is subject to adjustments in certain circumstances.

Pursuant to the terms of the Notes, on March 4, 2009, the conversion price of the Notes was automatically adjusted from $6.00 per share to $4.80 per share.  As a result of the adjustment, 6.25 million Common Shares are issuable upon conversion of the Notes.  Prior to the adjustment, 5 million Common Shares were issuable upon the conversion of the Notes.

The Notes have been accounted for in accordance with EIC 164, “Convertible and other Debt Instruments with Embedded Derivatives”.  Under EIC 164, the fair value of the conversion feature is recorded as equity.  The issuance date fair value of the conversion feature was estimated to be $6.8 million and was classified as the equity component of convertible notes with the residual balance of $23.2 million being recorded as the fair value of the Corporation’s obligation to make principal and interest payments and has been classified as long-term debt.  The fees totaling $1,988,000 related to the issuance of the Notes have been allocated pro-rata between debt issuance costs of $1,531,000 and equity issuance costs of $457,000.

The Corporation capitalizes interest and accretion based on expenditures on qualifying assets.  As of March 31, 2009, the Corporation had qualifying expenditures of approximately $17.1 million related to the equipment purchase for the Paredones Amarillos project.  The Corporation has used approximately $24.5 million for ongoing operations at the Paredones Amarillos project.  This includes approximately $17.1 million towards the purchase of gold processing equipment to be used at the Paredones Amarillos project.  The remaining $5.6 million raised from the private placement, is restricted for, and will be used for ongoing development at the Paredones Amarillos project.

A reconciliation of the carrying value of the long-term liability portion of the Notes is as follows:

Principal amount of the Notes	$30,000
Issuance costs allocated to long-term liabilities	(1,531)
Conversion feature allocated to equity	(6,755)
Carrying value of the Notes upon issuance	21,714
Accretion expense	2,384
Carrying value of the Notes at March 31, 2009	$24,098

8.             Options to purchase Common Shares

The fair value of stock options granted during the three-month period ended March 31, 2009, to employees and directors was estimated at the grant date using the Hull-White trinomial lattice option pricing model, using the following weighted average assumptions:

	March 31, 2009	March 31, 2008

Expected volatility	76.42%	N/A
Risk-free interest rate	1.80%	N/A
Expected lives (years)	5	N/A

Option pricing models require the input of highly subjective assumptions including the expected price volatility.  Expected price volatility is based on the historical volatility of the Corporation’s common shares.  Changes in the subjective input assumptions can materially affect the fair value estimate.  The expected term of the options granted is derived from the output of the option pricing model and represents the period of time that the options granted are expected to be outstanding.  The risk-free rate for the periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

A summary of option activity under the Corporation’s Stock Option Plan as of March 31, 2009, and changes during the three-month period then ended is set forth in the following table:

	Number of Shares Issuable upon Option Exercise	Weighted- Average Exercise Price ($ USD)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000)
Outstanding - December 31, 2008	2,184,747	$4.39	3.55	$—

Granted	50,000	2.15
Expired	(18,968)	3.35
Cancelled	(7,500)	4.13
Forfeited	(2,500)	3.22

Outstanding - March 31, 2009	2,205,779	$4.35	3.37	$2

Exercisable — March 31, 2009	1,768,279	$4.63	3.11	$2

A summary of the fair-value changes included in options within Shareholders’ Equity as of March 31, 2009 is set forth in the following table:

Fair Value ($ 000’s)
As of December 31, 2008	$4,634

Expensed	100
Capitalized as mineral properties	34
Granted	27
Expired	(62)
Cancelled	(14)
Forfeited	(2)

As of March 31, 2009	$4,717

The total number of options outstanding at the end of the quarter is 2,205,779 with exercise prices ranging from approximately $1.69 to $7.45 and remaining lives of 0.10 to 4.99 years.  The total number of options outstanding represents 6.4% of issued capital.

A summary of the status of the Corporation’s unvested stock options as of March 31, 2009, is set forth below:

	Number of Shares Issuable upon Option Exercise	Weighted- Average Grant Date Fair Value ($ USD)
Unvested - December 31, 2008	415,000	$1.49

Granted	25,000	1.06
Forfeited	(2,500)	1.30

Unvested - March 31, 2009	437,500	$1.30

As of March 31, 2009, there was $226,539 of unrecognized compensation expense related to the unvested portion of options outstanding.  This expense is expected to be recognized over a weighted-average period of 0.4 years.

9.             Contributed surplus

	March 31,	December 31,
	2009	2008
Balance, beginning of year	$1,387	$253
Cancelled options—Note 8	14	341
Expired options—Note 8	62	262
Expired warrants	—	531
Balance, end of year	$1,463	$1,387

10.          Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

	Accumulated other comprehensive income, before tax ($000’s)	Accumulated other comprehensive income, net of tax ($000’s)
As of December 31, 2008	$5,413	$4,602
Increases to fair market value during the period	1,383	1,176
Increases due to realization of loss	7	5
As of March 31, 2009	$6,803	$5,783

11.          Financial instruments

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

Financial Assets

The carrying amounts and fair values of financial assets are as follows:

		March 31, 2009		December 31, 2008
U.S. dollars in thousands	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents	Held-for-trading	$10,982	$10,982	$13,266	$13,266
Accounts receivable (1)	Loans and receivables	120	120	127	127
Amayapampa disposal consideration	Held-for-trading	4,813	4,813	4,813	4,813
Marketable securities (2)	Available-for-sale	9,406	9,406	8,153	8,153
Total financial assets		$25,321	$25,321	$26,359	$26,359

(1)           Carrying amount is a reasonable approximation of fair value.

(2)           The fair value represents quoted market prices in an active market.

Financial liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		March 31, 2009		December 31, 2008
U.S. dollars in thousands	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities (1)	Other financial liabilities	$1,403	$1,403	$803	$803
Other long-term liabilities	Other financial liabilities	228	228	225	228
Convertible notes (2)	Other financial liabilities	26,642	24,098	25,896	23,496
Total financial assets		$28,273	$25,729	$26,924	$24,527

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

Liquidity risk

The Corporation’s objective is that there is sufficient capital in order to meet short term business requirements, after taking into account the Corporation’s holdings of cash and cash equivalents and cash flows from financing activities.  The Corporation’s cash and cash equivalents are held in interest bearing liquid savings accounts.

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

12.          Supplemental cash flow information

There were no significant non-cash transactions during the three-month period ended March 31, 2009.

Significant non-cash transactions during the three-month period ended March 31, 2008 included the Corporation’s issuance of 213,503 Common Shares as partial compensation for the acquisition of interests in various mineral properties adjacent to the Corporation’s Guadalupe de los Reyes project in Mexico as well as the issuance of 200,000 Common Share purchase warrants to Casimir Capital LP as partial compensation for serving as agent for the Corporation’s private placement of the Notes.

13.          Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in Mexico, Australia, North America and Indonesia. The Corporation reported no revenues in the three-month period ended March 31, 2009, or for the same period in 2008.  Geographic segmentation of mineral properties and plant and equipment is provided in Notes 5 and 6.

14.          Differences between Canadian and United States generally accepted accounting principles

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

(e)                                In accordance with U.S. GAAP (SFAS No. 109), the reversal of a valuation allowance which is directly related to the gain or loss of available-for-sale securities, when a Corporation has no expectations of taxable income in future periods, is recorded in other comprehensive income/(loss). Under Canadian GAAP, the Corporation adopted EIC 172, effective September 30, 2008. This standard requires the recognition of the tax benefit or loss of previously unrecognized tax loss carryforwards associated with the unrealized holding gains and losses of available-for-sale securities to be recognized in net income or net loss. This abstract required retrospective restatement of all prior periods beginning with January 1, 2007. The adoption of EIC 172 resulted in a future income tax expense being recorded as part of the Corporation’s Net Loss, whereas under SFAS 109 the future income tax expense would be recorded as part of the Corporation’s Comprehensive Loss.

The significant differences in the consolidated statements of loss and comprehensive loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended March 31,		Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2009	2008	Stage
Net loss — Canadian GAAP	$(1,880)	$(2,123)	$(44,121)
Exploration, property evaluation and holding costs - continuing operations (a)	(942)	(1,482)	(14,125)
Exploration, property evaluation and holding costs - discontinued operations (a)	—	—	4,016
Accretion on convertible notes (d)	260	—	1,097
Amortization of debt issuance costs (d)	(62)	—	(287)
Future income tax (benefit)/expense (e)	(208)	272	(1,020)
Financing costs	—	—	(222)
Stock-based compensation expense (c)	—	—	2,251
Beneficial conversion feature	—	—	(2,774)
Net loss — U.S. GAAP	(2,832)	(3,333)	(55,185)
Unrealized gain/(loss) on marketable securities (e)	1,390	(1,813)	(782)
Comprehensive loss — U.S. GAAP	$(1,442)	$(5,146)	$(55,967)

Basic and diluted loss per share — U.S. GAAP	$(0.08)	$(0.10)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,		Cumulative during Exploration
(U.S. dollars in thousands)	2009	2008	Stage

Cash flows from operating activities, Canadian GAAP	$(1,182)	$(1,207)	$(21,281)
Additions to mineral properties, net (a)	(877)	(1,347)	(15,653)
Cash flows from operating activities, U.S. GAAP	(2,059)	(2,554)	(36,934)

Cash flows from investing activities, Canadian GAAP	(1,102)	(18,113)	(67,868)
Additions to mineral properties, net (a)	877	1,347	15,653
Cash flows from investing activities, U.S. GAAP	(225)	(16,766)	(52,215)

Cash flows from financing activities, Canadian GAAP	—	31,544	122,727
Cash flows from financing activities, U.S. GAAP	—	31,544	122,727

Net increase/(decrease) in cash and cash equivalents - continuing operations	(2,284)	12,224	33,578
Net increase/(decrease) in cash and cash equivalents - discontinued operations	—	(221)	(23,270)
	(2,284)	12,003	10,308

Cash and cash equivalents, beginning of period	13,266	16,686	674

Cash and cash equivalents, end of period	$10,982	$28,689	$10,982

The significant differences in the consolidated balance sheets as at March 31, 2009, and December 31, 2008, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31, 2009			December 31, 2008
(U.S. $000’s)	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP
Current assets	$20,939	$—	$20,939	$22,012	$—	$22,012
Property, plant and equipment (a)	50,852	(21,634)	29,218	48,940	(20,433)	28,507
Other assets	4,813	—	4,813	4,813	—	4,813
Total assets	$76,604	$(21,634)	$54,970	$75,765	$(20,433)	$55,332

Current liabilities	1,580	—	1,580	803	—	803
Convertible notes (d)	24,098	4,537	28,635	23,496	4,995	28,491
Other long-term liabilities	228	—	228	228	—	228
Total liabilities	25,906	4,537	30,443	24,527	4,995	29,522

Capital stock (b),(c)	225,098	75,282	300,380	225,098	75,282	300,380
Special warrants	—	222	222	—	222	222
Warrants and options (c)	5,053	(242)	4,811	4,970	(304)	4,666
Contributed surplus (b),(c)	1,463	5,203	6,666	1,387	5,265	6,652
Equity component of convertible notes (d)	6,298	(6,298)	—	6,298	(6,298)	—
Other comprehensive income (e)	5,783	1,110	6,893	4,602	901	5,503
Deficit (a),(b),(c),(e)	(192,997)	(101,448)	(294,445)	(191,117)	(100,496)	(291,613)
Total shareholders’ equity	50,698	(26,171)	24,527	51,238	(25,428)	25,810

Total liabilities & shareholders’ equity	$76,604	$(21,634)	$54,970	$75,765	$(20,433)	$55,332

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation has determined this standard had no impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this standard requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Loss, of the amounts of consolidated net loss attributable to the parent and to the noncontrolling interest. This statement became effective for the Corporation on January 1, 2009. As of March 31, 2009, the Corporation did not have any minority interests.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(r) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(r) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(r) is effective for fiscal years beginning after December 15, 2008. The Corporation had no business combinations during the quarter ended March 31, 2009, therefore this standard had no impact on our consolidated financial statements.

15.          Subsequent events

Sale of Allied Nevada Gold Corp. common shares

On April 3, 2009 the Corporation announced that it had sold all of its 1,529,848 shares of Allied Nevada Gold Corp. (“Allied”) for $9,016,088.  These shares had a book value of $2,194,397 and when sold, resulted in a realized gain of $6,821,691.  In May 2007, the Corporation completed a transaction that resulted in the formation of Allied and the transfer of the Corporation’s Nevada properties to Allied. The Allied shares sold by the Corporation were retained in connection with this transaction to facilitate the payment of any taxes payable by the Corporation in respect of the transaction.  The Corporation has determined that there are no other taxes payable by it in respect of the transaction and made the decision to sell the Allied shares at the appropriate time and use the cash for project development requirements.

Filing of short form based shelf prospectus and shelf registration statement on Form S-3

On April 17, 2009, the Corporation announced that it filed a preliminary short form base shelf prospectus with the securities commissions in each province and territory of Canada (other than Quebec) and a corresponding shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”) and on April 27, 2009, the Corporation announced that it filed a final short form base shelf prospectus (collectively, the “Offering Documents”).  The registration statement on Form S-3 was declared effective by the SEC on April 30, 2009.  The Offering Documents will allow the Corporation to make offerings of common shares, debt securities, warrants, subscription receipts or units for initial aggregate proceeds of up to $200 million during the next 25 months to potential purchasers in each province and territory of Canada (other than Quebec) and the United States.  The Corporation expects that it will need to fund the initial capital requirements for the construction and development of its Paredones Amarillos gold project, once necessary permits and approvals have been received.  Although the initial financings under the Offering Documents are expected to be used for the construction and development of our existing properties, the proceeds from financings under the Offering Documents may also be used by the Corporation to fund development of its other existing or acquired mineral properties, acquisitions, working capital requirements, repayment of outstanding indebtedness from time-to-time or for other general corporate purposes.  The Offering Documents provide the Corporation with a flexible and efficient approach for completing future financings for corporate growth and development.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. (“Vista” or “Vista Gold”) for the three-month period ended March 31, 2009 has been prepared based on information available to us as of April 17, 2009.  This MD&A should be read in conjunction with the consolidated financial statements of Vista Gold for the three years ended December 31, 2008 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada.  Reference to Note 19 to the consolidated annual financial statements and Note 14 to the consolidated interim financial statements for the period ended March 31, 2009 (the “Consolidated Financial Statements”), should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements.  All amounts stated herein are in U.S. dollars in thousands, except per share and per ounce amounts, unless otherwise noted.

Results from Operations

Our consolidated net loss for the three-month period ended March 31, 2009, was $1,880 or $0.05 per share compared to a consolidated net loss of $2,123 or $0.06 per share for the same period in 2008.  The decrease in the consolidated net loss of $243 from the respective prior period is primarily due to a decrease in the loss from discontinued operations of $221 as there were no disposals during the 2009 period and a decrease in corporate administration and investor relations expense of $275.  Also, for the 2009 period, there was a future income tax benefit of $208 compared to a future income tax loss of $272 for the same period during 2008.  Offsetting these amounts was an increase in interest expense of $395, an increase in exploration, property evaluation and holding costs of $87, an increase in the write-down of marketable securities of $112 and a decrease in interest income of $81.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $333 for the three-month period ended March 31, 2009, approximately level with $246 for the same period in 2008. There were no significant variances as we continue to move our projects towards development decisions.

Corporate administration and investor relations

Corporate administration and investor relations costs decreased to $1,012 during the three-month period ended March 31, 2009, compared with $1,287 for the same period in 2008. The decrease of $275 was primarily due to a decrease in stock-based compensation expense of $171 compared to the prior period.  This decrease is primarily due to a decrease in the number of options granted during the prior year and vesting over time as well as an increase in the stock-based compensation amount being capitalized as mineral properties.  Also, audit, tax and Sarbanes-Oxley compliance fees decreased by $87 from the 2008 period as we work with our auditors and outside consultants to reduce these fees.

Depreciation and amortization

Depreciation and amortization expense increased to $52 during the three-month period ended March 31, 2009 compared to $39 for the same period in 2008.  The increase of $13 from the respective prior period is mostly due to capital expenditures at both the Mt. Todd gold project and the Paredones Amarillos gold project during 2008 and 2009 that have begun to be depreciated.

Interest expense

Interest expense increased to $579 during the three-month period ended March 31, 2009 compared to $184 for the same period in 2008.  This increase is because the senior secured convertible notes (the “Notes”) were issued on March 4, 2008 and therefore only 27 days of interest were recorded for the 2008 period.  Of the 2009 amount, $259 is attributable to the accretion of the debt discount and $320 is attributable to interest expense.  These amounts are approximately 43% of the full interest expense associated with the issuance of the Notes.  We capitalized the remaining 57% as additions to mineral properties in accordance with SFAS No. 34 and our accounting policy.

Other income and expense

Loss on disposal of marketable securities

There was a loss of $7 on the disposal of marketable securities for the three-month period ended March 31, 2009, compared to a gain of $21 for the same period in 2008.  The loss for the 2009 period resulted from the sale of securities that had a book value of $24 and the gain from the 2008 period resulted from the sale of securities that had a book value of $37.

At March 31, 2009, we held marketable securities available for sale with a quoted market value of $9,406. With the exception of our shares of Allied Nevada Gold Corp. common stock, as discussed herein, we purchased the securities for investing purposes with the intent to hold the securities until such time it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment. At March 31, 2009, also included in marketable securities were 1,529,848 shares of Allied Nevada Gold Corp. at a quoted market value of $8,950.  Subsequent to March 31, 2009, on April 3, 2009, we sold all 1,529,848 common shares of Allied Nevada Gold Corp. for $9,016.

Interest income

During the three months ended March 31, 2009 we realized $28 in interest income as compared to $109 for the same period in 2008.  The decrease of $81 from the prior period is due to reduced cash balances for the 2009 period as well as falling interest rates in the market.

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

During the three-month period ended March 31, 2009, the future income tax benefit was $208 compared to a future income tax expense of $272 for the 2008 period.  The recognition of a benefit as compared to the expense from prior period is attributable to the market gaining during the first quarter of 2009, in which we have had an unrealized gain as compared to 2008 where we had an unrealized loss.

Write-down of marketable securities

The write-down of marketable securities was $112 for the three-month period ended March 31, 2009.  There were no write-downs reported during the same period in 2008.  At March 31, 2009, Vista Gold evaluated the market value of its available-for-sale securities and found that certain securities had become impaired.  These securities were written down to their fair market value as of March 31, 2009.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $1,182 for the three-month period ended March 31, 2009, compared to $1,207 for the same period in 2008.  The decrease of $25 is the result of a decrease of non-cash items of $104 and a decrease in cash used for accounts payable, accrued liabilities and other of $103, which is partially offset by a decrease in the consolidated net loss of $22.

Investing activities

Net cash used in investing activities decreased to $1,102 for the three-month period ended March 31, 2009, from $18,113 for the same period in 2008.  The decrease of $17,011 is mostly due to a decrease in the additions to property, plant and equipment of $16,099. During 2008 we completed a brokered private placement of $30,000 principal amount of the Notes (see Consolidated Financial Statements — Note 7) and we have used $16,000 of the proceeds towards the purchase of gold processing equipment to be used at our Paredones Amarillos project, which included the costs of relocating the equipment to Edmonton, Alberta, Canada.  There was no similar purchase during the three-month period ended March 31, 2009.

Financing activities

There was no cash provided by or used in financing activities for the three-month period ended March 31, 2009.  Net cash provided by financing activities was $31,544 for the three-month period ended March 31, 2008.  During the three-month period ended March 31, 2008 we completed a brokered private placement, in which we offered and sold $30,000 principal amount of the Notes (see Consolidated Financial Statements — Note 7).  Proceeds to Vista after legal and other fees were $28,534.  Also, during the three-month period ended March 31, 2008, warrants exercised produced cash proceeds of $2,941 and stock option exercises produced cash proceeds of $69.

Liquidity and Capital Resources

At March 31, 2009, our total assets were $76,604 compared to $75,765 at December 31, 2008, representing an increase of $839.  At March 31, 2009, we had working capital of $19,359 compared to $21,209 at December 31, 2008, representing a decrease of $1,850.  This decrease relates primarily to a reduction in cash balances from year end, which is offset by an increase in our marketable securities balances due to better market conditions.

The principal component of working capital at both March 31, 2009 and December 31, 2008, is cash and cash equivalents of $10,982 and $13,266, respectively.  Other components include marketable securities (March 31, 2009 — $9,406; December 31, 2008 — $8,153) and other liquid assets (March 31, 2009 - $551; December 31, 2008 - $593).

As a result of the delay in the issuance of the Change of Land Use Permit at the Paredones Amarillos project and the current uncertainty in the resource and financial markets, management has adopted a revised plan and budget for the year 2009. The plan continues those programs necessary to expedite the development of the Paredones Amarillos project, while minimizing expenditures in other areas. We expect that in the event that financing for the Paredones Amarillos project is not available on acceptable terms in 2009, Vista has sufficient working capital to fund its planned operations at least through the end of 2010, without additional financing. We will continue to examine potential funding alternatives for the project, which may include project financing, debt financing or equity financing.

On April 17, 2009, we announced that we filed a preliminary short form base shelf prospectus in Canada and a corresponding shelf registration statement in the United States with the Securities and Exchange Commission (“SEC”).  On April 27, 2009, we announced that we filed a final short form base shelf prospectus in Canada and an amended Form S-3 with the SEC.  The Form S-3 was declared effective on April 30, 2009.  See “Other — Subsequent Events,” below.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Contractual Obligations

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$36,750	$3,000	$33,750	$—	$—
Purchase obligations(2)	$400	$200	$200	$—	$—
Operating lease obligations	$42	$42	$—	$—	$—
Total	$37,192	$3,242	$33,950	$—	$—

(1)   Long-term debt obligations including interest payments related to the Corporation’s issuance of the Notes, are discussed in the Consolidated Financial Statements — Note 7.

(2)   Purchase obligations include option payments totaling $400 on the Guadalupe de los Reyes and Long Valley projects. For the Guadalupe de los Reyes Project, we still have outstanding $100, which is to be paid in less than a year. For the Long Valley project, we still have outstanding $300, of which $100 is to be paid in less than a year and $200 is to be paid in 1 to 3 years.

Other

Paredones Amarillos Gold Project Permit Update

On January 12, 2009, we announced an update to the permitting status at our Paredones Amarillos gold project in Mexico. As previously announced (see press releases dated July 2 and September 8, 2008), Vista Gold indicated that it had decided to apply for a new Change of Land Use Permit (“CUSF”). In a press release dated November 10, 2008, we indicated that we had presented an application for a Temporary Occupation Permit (“TOP”) for the use of the federal land which overlies the deposit. The TOP is a necessary pre-requisite for the CUSF application. We have not yet received the TOP. Communications with the office of the General Director of Mines in the Ministry of Economy (the department responsible for awarding the TOP) indicate that the approval process is proceeding normally. We have the necessary environmental permit and have completed the other prerequisite studies for the submittal of the CUSF permit application and will file that permit application as soon as the TOP is received.

Mt. Todd Gold Project Technical Study Results and Metallurgical Test Program Update

In late January 2009, we announced the results of an updated Canadian National Instrument 43-101 (“NI 43-101”) technical study on the Batman Deposit completed for us by Tetra Tech MM, Inc. of Golden, Colorado. This estimate was completed under the direction of Mr. John Rozelle, P.G., an independent Qualified Person, utilizing standard industry software and estimation methodology. The report is titled “Mt Todd Gold Project Gold Resource Update, Northern Territory, Australia” and is dated

February 27, 2009. It is available on SEDAR. The updated estimate of mineralized material (mineral resource estimate under Canadian guidelines) incorporates the results of 7,367 assay intervals from 14 drill holes (all core holes) drilled by Vista Gold in 2008.  These results are in addition to the results of 100,685 assay intervals from 755 drill holes (250 core, 435 reverse circulation and 70 rotary drill holes) completed previously by Vista Gold and the previous owners and/or operators of the properties, which were used in the previous updates of the Mt. Todd resource estimate. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.015 gold ounces per ton, is estimated at 165,985,000 tons grading 0.027 gold ounces per ton, and represents an increase of 57% in mineralized material over the prior estimate.

At the same cut-off grade, under NI 43-101, measured mineral resources are estimated at 49,212,000 tons grading 0.029 gold ounces per ton, indicated mineral resources are estimated at 116,773,000 tons grading 0.027 gold ounces per ton and inferred mineral resources are estimated at 73,551,000 tons grading 0.025 gold ounces per ton. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” contained in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2008, concerning the difference between “resources” and “reserves”.

A metallurgical testing program using the core obtained in the 2007 and 2008 drilling programs is in progress. The goals of the program are to define the process flowsheet for the processing the Mt. Todd ore and to determine other key processing parameters, including energy requirements. As we announced in November 2008, preliminary tests using high pressure grinding rolls have been successful, indicating a reduction in crushing and grinding energy requirements compared to conventional technologies of approximately 30%. We plan to conduct additional studies in 2009 which will be used in the completion of a preliminary feasibility study for a project similar in scope to that considered in the previously published preliminary assessment (January 4, 2007).

Subsequent events

Sale of Allied Nevada Gold Corp. common shares

On April 3, 2009 Vista announced that it had sold all of its 1,529,848 shares of Allied Nevada Gold Corp. (“Allied”) for $9,016.  These shares had a book value of $2,194 and when sold, resulted in a realized gain of $6,822.  In May 2007, Vista completed a transaction that resulted in the formation of Allied and the transfer of Vista’s Nevada properties to Allied. The Allied shares sold by Vista were retained in connection with this transaction to facilitate the payment of any taxes payable by Vista in respect of the transaction.  Vista has determined that there are no other taxes payable by it in respect of the transaction and made the decision to sell the Allied shares at the appropriate time and use the cash for project development requirements.

Filing of short form based shelf prospectus and shelf registration statement on Form S-3

On April 17, 2009, Vista announced that it filed a preliminary short form base shelf prospectus with the securities commissions in each province and territory of Canada (other than Quebec) and a corresponding shelf registration statement on Form S-3 with the SEC and on April 27, 2009, Vista announced that it filed a final short form base shelf prospectus (collectively, the “Offering Documents”).  The Form S-3 was declared effective by the SEC on April 30, 2009.  The Offering Documents will allow Vista to make offerings of common shares, debt securities, warrants, subscription receipts or units for initial aggregate proceeds of up to $200 million during the next 25 months to potential purchasers in each province and territory of Canada (other than Quebec) and the United States.  Vista expects that it will need to fund the initial capital requirements for the construction and development of its Paredones Amarillos gold project, once necessary permits and approvals have been received.  Although the initial financings under the Offering Documents are expected to be used for the construction and development of our existing properties, the proceeds from financings under the Offering Documents may also be used by Vista to fund development of its other existing or acquired mineral properties, acquisitions, working capital requirements, repayment of outstanding indebtedness from time-to-time or for other general corporate purposes.  The Offering Documents provide Vista with a flexible and efficient approach for completing future financings for corporate growth and development.

Changes in Accounting Policies and Recent Accounting Pronouncements

Changes in accounting policies

Effective September 30, 2008, we adopted the Emerging Issues Committee Abstract 172 (“EIC 172”), “Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain in Other Comprehensive Income.”  EIC 172 provides guidance on whether the tax benefit from the recognition of previously unrecognized tax los carryforwards consequent to the recording of unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale financial assets, should be recognized in net income or in other comprehensive income.  EIC 172 should be applied retrospectively, with restatement of prior periods from January 1, 2007, the date of adoption of CICA (as defined below) Section 3855, “Financial Instruments — Recognition and Measurement.”

The adoption of EIC 172 resulted in a reclassification of $1,132 of income tax recovery from the accumulated other comprehensive income balance to the accumulated deficit as of December 31, 2007.  It also increased the Corporation’s three-month loss for the period ended March 31, 2008 by $272.

Effective January 1, 2009, we adopted the following standards updates by the Canadian Institute of Chartered Accountants (“CICA”).  These new standards have been adopted on a prospective basis with no restatement to prior period financial statements.

In February 2008, the CICA issued Section 3064, “Goodwill and Intangible Assets”, which replaces Section 3062, “Goodwill and Intangible Assets,” and results in a withdrawal of CICA Section 3450, “Research and Development Costs,” and amendments to Accounting Guideline (AcG) 11, “Enterprises in the Development Stage,” and CICA Section 1000, “Financial Statement Concepts.” The standard intends to reduce the differences with International Financial Reporting Standards (“IFRS”) in the accounting for intangible assets and results in closer alignment with U.S. GAAP. Under current Canadian standards, more items are recognized as assets than under IFRS or U.S. GAAP. The objectives of CICA Section 3064 are to reinforce the principle-based approach to the recognition of assets only in accordance with the definition of an asset and the criteria for asset recognition; and clarify the application of the concept of matching revenues and expenses such that the current practice of recognizing assets that do not meet the definition and recognition criteria are eliminated. The standard will also provide guidance for the recognition of internally developed intangible assets (including research and development activities), ensuring consistent treatment of all intangible assets, whether separately acquired or internally developed.  This standard will be effective for fiscal years beginning on or after October 1, 2008. The Corporation has determined there is no impact on its current financial statements.

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

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), in recent years and expects to continue to be a PFIC in the future.  Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs.  Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended, under “Part II.  Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — U.S. Federal Income Tax Consequences”.

Note Regarding Forward-Looking Statements

This document and any document (or portion thereof) incorporated by reference into this document, contain “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.   All statements, other than statements of historical facts, included in this document, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•      estimates of future operating and financial performance;

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

•      timing and outcome for application for the Temporary Occupation Permit for mining activities at the Paredones Amarillos gold project;

•      plans to purchase remaining surface land or obtain rights-of-way required by the Paredones Amarillos gold project;

•      capital and operating cost estimates for the Paredones Amarillos gold project, and anticipated timing of commencement of construction at the Paredones Amarillos gold project;

•      plans for evaluation of the Mt. Todd gold project, including estimates of silver, copper and gold resources;

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

•      plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;

•      plans and proposed timetables for exploration programs and estimates of exploration expenditures;

•      estimates of mineral reserves and mineral resources; and

•      future share price and valuation for Vista and for marketable securities held by Vista.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and information. These factors include risks such as:

•      our likely status as a “passive foreign investment company” for U.S. federal tax purposes;

•      feasibility study results and preliminary assessment results and the estimates on which they are based;

•      economic viability of a deposit;

•      delays in commencement of construction on the Paredones Amarillos gold project;

•      status of our required governmental permits for the Paredones Amarillos gold project;

•      increased costs that affect our financial condition;

•      a shortage of equipment and supplies;

•      whether our acquisition, exploration and development activities will be commercially successful;

•      fluctuations in the price of gold;

•      inherent hazards of mining exploration, development and operating activities;

•      calculation of mineral reserves, mineral resources and mineralized material and the fluctuations thereto based on metal prices, inherent vulnerability of the ore and recoverability of metal in the mining process;

•      environmental regulations to which our exploration and development operations are subject;

•      our receipt of future payments in connection with our disposal of the Amayapampa gold project;

•      leverage as a result of our outstanding Notes;

•      intense competition in the mining industry;

•      our potential inability to raise additional capital on favorable terms, if at all;

•      conflicts of interest of some of our directors as a result of their involvement with other natural resource companies;

•      potential challenges to our title to our mineral properties;

•      political and economic instability in Mexico, Bolivia and Indonesia;

•      fluctuation in foreign currency values;

•      trading price of our Common Shares and our ability to raise funds in new shares offerings due to future sales of our Common Shares in the public or private market;

•      difficulty in bringing actions or enforcing judgments against us and certain of our directors or officers outside of the Untied States;

•      recent market events and conditions; and

•      general economic conditions.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information please see the risk factors contained in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2008, under “Part I—Item 1A. Risk Factors.” The foregoing section of our 2008 Form 10-K (as amended) is incorporated in this filing and investors should refer to it.  Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The price of gold fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $865 by December 31, 2008 and was $917 at March 31, 2009 and $885 at May 1, 2009.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because we have exploration operations in North America, Indonesia and Australia we are subject to foreign currency fluctuations.  We do not engage in currency hedging to offset any risk of currency fluctuations as insignificant monetary amounts are held in foreign currencies for land holding costs related to the properties owned.

On March 7, 2008, we announced the closing of a private placement in which we offered and sold $30 million in aggregate principal amount of the Notes (see Consolidated Financial Statements — Note 7). The Notes bear interest at a rate of 10% per annum (calculated and payable semi-annually in arrears) and will mature on March 4, 2011. We do not consider our interest rate risk exposure to be significant at this time.

ITEM 4.                CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2009. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.             RISK FACTORS

There have been no material changes from the risk factors set forth in our 2008 Form 10-K.

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

VISTA GOLD CORP.
(Registrant)

Date: May 6, 2009	By:	/s/ Michael B. Richings
Michael B. Richings
Executive Chairman and Chief Executive Officer

Date: May 6, 2009	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer