Form 10-Q
period 2009-06-30
VISTA GOLD CORP
filed 2009-08-07
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  34,475,829  Common Shares, without par value, outstanding at August 6, 2009

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2009

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(U.S. dollars in thousands)	June 30, 2009	December 31, 2008

Assets:
Cash and cash equivalents - Note 7	$16,300	$13,266
Marketable securities - Note 4	628	8,153
Accounts receivable	47	127
Prepaids and other	676	466
Current assets	17,651	22,012

Mineral properties - Note 5	33,381	30,407
Amayapampa disposal consideration - Note 3	4,813	4,813
Property, plant and equipment - Note 6	18,744	18,533
	56,938	53,753

Total assets	$74,589	$75,765

Liabilities and Shareholders’ Equity:
Accounts payable	$65	$—
Accrued liabilities and other	449	803
Current liabilities	514	803

Convertible notes — Note 7	24,718	23,496
Other long-term liabilities	228	228
Total liabilities	25,460	24,527

Capital stock, no par value:
Common - unlimited shares authorized; shares outstanding: 2009 - 34,475,829 and 2008 — 34,475,829	225,098	225,098
Warrants	336	336
Options - Note 8	4,833	4,634
Contributed surplus — Note 9	1,488	1,387
Equity component of convertible notes - Note 7	6,298	6,298
Accumulated other comprehensive income - Note 10	183	4,602
Deficit — Note 2	(189,107)	(191,117)
Total shareholders’ equity	49,129	51,238

Total liabilities and shareholders’ equity	$74,589	$75,765

Subsequent events — Note 15

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF EARNINGS AND (LOSS) AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2009	2008	2009	2008	Stage
		(restated – note 2)		(restated – note 2)
Income:
Gain/(loss) on disposal of marketable securities	$6,822	$(88)	$6,815	$(67)	$7,048
Interest income	21	171	49	280	2,577
Gain on currency translation	68	13	45	6	(348)
Total other income	$6,911	$96	$6,909	$219	$9,277

Costs and expenses:
Exploration, property evaluation and holding costs	$(268)	$(252)	$(601)	$(497)	$(3,439)
Corporate administration and investor relations	(974)	(1,253)	(1,986)	(2,540)	(21,931)
Costs of Arrangement	—	—	—	—	(2,901)
Depreciation and amortization	(62)	(40)	(114)	(79)	(484)
Interest expense	(584)	(585)	(1,163)	(769)	(3,167)
Costs of Amayapampa disposal	—	(132)	—	(132)	(132)
Write-down of marketable securities	(11)	—	(123)	—	(849)
Loss on sale of mineral property – Note 5	(131)	—	(131)	—	(131)
Other income/(expense)	(2)	11	—	14	374
Total costs and expenses	(2,032)	(2,251)	(4,118)	(4,003)	(32,660)
Earnings/(loss) from continuing operations before income taxes	$4,879	$(2,155)	$2,791	$(3,784)	$(23,383)
Future income tax benefit/(expense)	$(989)	$179	$(781)	$(93)	$31
Earnings/(loss) from continuing operations after income taxes	$3,890	$(1,976)	$2,010	$(3,877)	$(23,352)
Earnings/(loss) from discontinued operations	$—	$(72)	$—	$(294)	$(16,879)

Net earnings/(loss)	$3,890	$(2,048)	$2,010	$(4,171)	$(40,231)

Other comprehensive income/(loss):
Unrealized fair-value increase/(decrease) of available-for-sale securities	198	936	1,373	(588)
Realized (gain)/loss on available-for-sale securities	(5,798)	75	(5,793)	57
	(5,600)	1,011	(4,420)	(531)
Comprehensive loss	$(1,710)	$(1,037)	$(2,410)	$(4,702)

Weighted average number of shares outstanding	34,475,829	34,420,130	34,475,829	34,211,221

Basic and diluted earnings/(loss) per share from continuing operations	$0.11	$(0.06)	$0.06	$(0.11)
Basic and diluted earnings/(loss) per share	$0.11	$(0.06)	$0.06	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2009	2008	2009	2008
		(restated – Note 2)		(restated – Note 2)
Deficit, beginning of period	$(192,997)	$(183,267)	$(191,117)	$(181,144)
Net earnings/(loss)	3,890	(2,048)	2,010	(4,171)
Deficit, end of period	$(189,107)	$(185,315)	$(189,107)	$(185,315)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative during Exploration
(U.S. dollars in thousands)	2009	2008	2009	2008	Stage
		(restated)		(restated)
Cash flows from operating activities:
Earnings/(loss) from continuing operations after income taxes	$3,890	$(1,976)	$2,010	$(3,877)	$(23,352)

Adjustments to reconcile loss for the period to net cash used in operations:
Depreciation and amortization	62	40	114	79	507
Stock-based compensation	115	309	240	605	6,059
(Gain)/loss on disposal of marketable securities	(6,822)	88	(6,815)	67	(7,310)
Future income tax (benefit)/expense	989	(179)	781	93	(31)
Accretion of convertible notes	265	233	525	314	1,363
Accrued interest	322	352	641	456	1,809
Cost of disposal of Amayapampa	—	132	—	132	132
Loss on disposal of mineral property	131	—	131	—	131
Write-down of marketable securities	11	—	123	—	849
Prepaid transaction costs	—	—	—	—	1,841
Other non-cash items	—	—	—	—	(313)

Change in operating assets and liabilities:
Accounts receivable	57	(61)	64	(66)	(461)
Interest paid	(1,500)	(842)	(1,500)	(842)	(3,842)
Prepaids and other	(245)	(304)	(210)	(261)	(496)
Accounts payable, accrued liabilities and other	(318)	136	(329)	21	(1,210)
Net cash used in operating activities	(3,043)	(2,072)	(4,225)	(3,279)	(24,324)

Cash flows from investing activities:
Acquisition of marketable securities	—	(51)	—	(77)	(1,026)
Proceeds from sale of marketable securities	9,016	31	9,034	89	10,123
Additions to mineral properties, net of cost recoveries	(728)	(2,498)	(1,639)	(3,883)	(22,029)
Acquisition of mineral property	—	—	—	(452)	(3,332)
Additions to plant and equipment	(115)	(327)	(324)	(16,635)	(18,966)
Proceeds on disposal of mineral property	188	—	188	—	188
Proceeds on disposal of plant and equipment	—	—	—	—	52
Short-term loan receivable	—	(350)	—	(350)	—
Cash transferred to Allied Nevada Gold Corp., net of receivable	—	—	—	—	(24,517)
Net cash provided by/(used in) investing activities	8,361	(3,195)	7,259	(21,308)	(59,507)

Cash flows from financing activities:
Net proceeds from equity financings	—	—	—	—	54,409
Proceeds from exercise of warrants	—	—	—	2,941	39,020
Proceeds from exercise of stock options	—	—	—	69	2,794
Issuance of convertible notes, net of issuance costs	—	(144)	—	28,390	28,345
Prepaid transaction costs	—	—	—	—	(1,841)
Net cash provided by financing activities	—	(144)	—	31,400	122,727

Net increase/(decrease) in cash and cash equivalents - continuing operations	5,318	(5,411)	3,034	6,813	38,896
Net decrease in cash and cash equivalents - discontinued operations	—	(73)	—	(294)	(23,270)
Net increase/(decrease) in cash and cash equivalents	5,318	(5,484)	3,034	6,519	15,626

Cash and cash equivalents, beginning of period	10,982	28,689	13,266	16,686	674

Cash and cash equivalents, end of period	$16,300	$23,205	$16,300	$23,205	$16,300

Supplemental cash flow information - Note 12

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(U.S. dollars unless specified otherwise)

1.                                      General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of June 30, 2009 have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 14, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

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

In 2007, the Board of Directors and management reevaluated the corporate strategy regarding the development of the Corporation’s more advanced projects.  As a result of this reevaluation, the Corporation has begun moving its more advanced projects through preliminary and advanced feasibility studies in preparation for mine development so that production decisions can be made on those projects.

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

The adoption of EIC 172 resulted in a reclassification of $1,132,000 of income tax recovery from the accumulated other comprehensive income balance to the accumulated deficit as of December 31, 2007.  It also decreased the Corporation’s three-month loss for the period ended June 30, 2008 by $179,000 and increased the Corporation’s six-month loss for the period ended June 30, 2008 by $93,000.

In February 2008, the CICA issued Section 3064, “Goodwill and Intangible Assets”, which replaces Section 3062, “Goodwill and Intangible Assets,” and results in a withdrawal of CICA Section 3450, “Research and Development Costs,” and amendments to Accounting Guideline (AcG) 11, “Enterprises in the Development Stage,” and CICA Section 1000, “Financial Statement Concepts.” The standard intends to reduce the differences with International Financial Reporting Standards (“IFRS”) in the accounting for intangible assets and results in closer alignment with U.S. GAAP. Under current Canadian standards, more items are recognized as assets than under IFRS or U.S. GAAP. The objectives of CICA Section 3064 are to reinforce the principle-based approach to the recognition of assets only in accordance with the definition of an asset and the criteria for asset recognition; and clarify the application of the concept of matching revenues and expenses such that the current practice of recognizing assets that do not meet the definition and recognition criteria are eliminated. This standard is effective for the Corporation commencing January 1, 2009. The Corporation has determined there is no impact on its current financial statements.

3.                                      Amayapampa disposal consideration

On April 7, 2008, the Corporation entered into an agreement to dispose of its wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held the Corporation’s interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay to the Corporation, $3.0 million in three payments of $1.0 million. The first of these payments will be due and payable upon the start of Commercial Production (as defined in the purchase and sale agreement) at Amayapampa followed by $1.0 million payments on each of the first and second anniversaries of the start of commercial production.  In addition, Republic agreed to pay to the Corporation a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable, when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable, and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces and no NSR payments are due to the Corporation if the gold price is below $500 per ounce.   The fair value of the consideration received upon the disposal of the Amayapampa project has been calculated as of June 30, 2009 using probability weighted cash flow scenarios and assumptions including future gold prices, estimated gold production and the timing of commencement of commercial production.  These inputs in the “income approach” valuation model used by the Corporation are considered to be level three unobservable inputs as defined by SFAS No. 157, “Fair Value Measurements.”  These are the Corporation’s own assumptions based on management’s best estimates and the best information available at the time.

4.                                      Marketable securities

	At June 30, 2009			At December 31, 2008
(U.S. dollars in thousands)	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value

Allied Nevada Gold Corp.	$—	$—	$—	$2,194	$5,547	$7,741
Esperanza Silver Corp.	10	52	62	10	35	45
Luzon Minerals Ltd.	12	1	13	12	—	12
Nevgold Resources Corp.	59	36	95	44	—	44
Other marketable securities	333	125	458	480	(169)	311
	$414	$214	$628	$2,740	$5,413	$8,153

On April 3, 2009 the Corporation announced that it had sold all of its 1,529,848 shares of Allied Nevada Gold Corp. (“Allied”) for $9,016,088.  These shares had an original cost of $2,194,397 and when sold, resulted in a realized gain of $6,821,691.  In May 2007, the Corporation completed a transaction that resulted in the formation of Allied and the transfer of the Corporation’s Nevada properties to Allied. The Allied shares sold by the Corporation were retained in connection with this transaction to facilitate the payment of any taxes payable by the Corporation in respect of the transaction.  The Corporation has determined that there are no other taxes payable by it in respect of the transaction and made the decision to sell the Allied shares at the appropriate time and use the cash for project development requirements.

At June 30, 2009, the Corporation determined that certain of its securities had become impaired.  The write-down of $11,000, less a tax benefit of $2,000, has been included on our Statement of Consolidated Earnings and Loss.  The Corporation evaluated the remaining securities for impairment, but concluded that any decline in value was temporary due to the short amount of time that the security’s fair market value was under cost.

5.                                      Mineral properties

	2008	2009
							June
	December 31,		Option	Exploration &	Capitalized	Year to date	30, ending
(U.S. dollars in thousands)	balance	Disposition	payments	land costs	interest	activity	balance
Long Valley, United States	960	—	—	13	—	13	973
Yellow Pine, United States	878	—	—	1	—	1	879
Paredones Amarillos, Mexico	9,237	—	—	797	1,547	2,344	11,581
Guadalupe de los Reyes, Mexico	3,136	—	—	6	—	6	3,142
Awak Mas, Indonesia	3,757	—	—	90	—	90	3,847
Mt. Todd, Australia	11,967	—	—	776	—	776	12,743
Other	472	(321)	50	15	—	(256)	216
	$30,407	$(321)	$50	$1,698	$1,547	$2,974	$33,381

The recoverability of the carrying values of the Corporation’s mineral properties is dependent upon the successful start-up and commercial production from, or sale or lease of, these properties and upon economic reserves being discovered or developed on the properties.  Development and/or start-up of any of these projects will depend, among other things, on management’s ability to raise additional capital for these purposes.  Although the Corporation has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future.

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

As of June 30, 2009, the Corporation had not yet received the necessary permits needed to begin development and construction of the Paredones Amarillos gold project (see Note 15 — Subsequent events).  The Corporation is currently awaiting approval of the Temporary Occupation Permit (“TOP”), which is a necessary prerequisite for the Change of Land Use permit (“CUSF”).  The Corporation has the necessary environmental permit and has completed the other prerequisite studies for the submittal of the CUSF permit application and will file that permit application as soon as the TOP is received.

On June 2, 2009, the Corporation sold most of its remaining patented mining claims in Colorado for cash proceeds of $188,000.  These claims had a book value of $321,000 and upon disposition the Corporation recognized a loss of $133,000.

6.                                      Property, plant and equipment

	June 30, 2009			December 31, 2008
(U.S. dollars in thousands)	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net

Paredones Amarillos, Mexico	18,162	21	18,141	18,006	12	17,994
Awak Mas, Indonesia	119	79	40	116	70	46
Mt. Todd, Australia	743	232	511	584	170	414
Corporate, United States	259	207	52	252	173	79
	$19,283	$539	$18,744	$18,958	$425	$18,533

7.                                      Brokered private placement of convertible notes

On March 4, 2008, the Corporation completed a private placement in which the Corporation issued and sold $30 million in aggregate principal amount of senior secured convertible notes (the “Notes”).  The Notes are secured only by the assets at the Paredones Amarillos gold project.  The Notes mature at face value on March 4, 2011 (the “Maturity Date”).  The Notes pay interest of 10% per annum. Interest is payable each year in two installments on June 15 and December 15, and the principal is payable on the Maturity Date.  See “Note 15 — Subsequent events”.

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

The Corporation capitalizes interest and accretion based on expenditures on qualifying assets.  As of June 30, 2009, the Corporation had qualifying expenditures of approximately $17.2 million related to the equipment purchase for the Paredones Amarillos project.  The Corporation has used approximately $24.5 million for ongoing operations at the Paredones Amarillos project.  This includes approximately $17.2 million towards the purchase of gold processing equipment to be used at the Paredones Amarillos project.  The remaining $3.5 million raised from the private placement, is restricted for, and will be used for ongoing development at the Paredones Amarillos project.

A reconciliation of the carrying value of the long-term liability portion of the Notes is as follows:

U.S. dollars in thousands
Principal amount of the Notes	$30,000
Issuance costs allocated to long-term liabilities	(1,531)
Conversion feature allocated to equity	(6,755)
Carrying value of the Notes upon issuance	21,714
Accretion expense	3,004
Carrying value of the Notes at June 30, 2009	$24,718

8.                                      Options to purchase Common Shares

A summary of option activity under the Corporation’s Stock Option Plan as of June 30, 2009, and changes during the six-month period then ended is set forth in the following table:

	Number of Shares Issuable upon Option Exercise	Weighted- Average Exercise Price ($ USD)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (U.S. dollars in thousands)
Outstanding - December 31, 2008	2,184,747	$4.39	3.55	$—

Granted	50,000	2.15
Expired	(18,968)	3.35
Cancelled	(7,500)	4.13
Forfeited	(2,500)	3.22

Outstanding - March 31, 2009	2,205,779	$4.35	3.37	$2

Exercisable — March 31, 2009	1,768,279	$4.63	3.11	$2

Expired	(9,484)	$2.63

Outstanding — June 30, 2009	2,196,295	$4.36	3.13	$—

Exercisable — June 30, 2009	1,763,795	$4.65	2.88	$—

A summary of the fair-value changes included in options within Shareholders’ Equity as of June 30, 2009 is set forth in the following table:

U.S. dollars in thousands	Fair Value
As of December 31, 2008	$4,634

Expensed	100
Capitalized as mineral properties	34
Granted	27
Expired	(62)
Cancelled	(14)
Forfeited	(2)

As of March 31, 2009	$4,717

Expensed	115
Capitalized as mineral properties	26
Expired	(25)

As of June 30, 2009	$4,833

The total number of options outstanding at the end of the quarter is 2,196,295 with exercise prices ranging from approximately $1.83 to $7.45 and remaining lives of 0.11 to 4.74 years.  The total number of options outstanding represents 6.4% of issued capital.

A summary of the status of the Corporation’s unvested stock options as of June 30, 2009, is set forth below:

	Number of Shares Issuable upon Option Exercise	Weighted- Average Grant Date Fair Value ($ USD)
Unvested - December 31, 2008	415,000	$1.49

Granted	25,000	1.06
Forfeited	(2,500)	1.30

Unvested - March 31, 2009	437,500	$1.30

Vested	(5,000)	$1.35

Unvested – June 30, 2009	432,500	$1.30

As of June 30, 2009, there was $85,667 of unrecognized compensation expense related to the unvested portion of options outstanding.  This expense is expected to be recognized over a weighted-average period of 0.26 years.

9.                                      Contributed surplus

	June 30,	December 31,
U.S. dollars in thousands	2009	2008
Balance, beginning of year	$1,387	$253
Cancelled options—Note 8	14	341
Expired options—Note 8	87	262
Expired warrants	—	531
Balance, end of year	$1,488	$1,387

10.                               Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

U.S. dollars in thousands	Accumulated other comprehensive income, before tax ($000’s)	Accumulated other comprehensive income, net of tax ($000’s)

As of December 31, 2008	$5,413	$4,602
Increases to fair market value during the period	1,383	1,176
Increases due to realization of loss	7	5

As of March 31, 2009	$6,803	$5,783

Increases to fair market value during the period	233	198
Decreases due to realization of gain	(6,822)	(5,798)

As of June 30, 2009	$214	$183

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

Financial Assets

The carrying amounts and fair values of financial assets are as follows:

		June 30, 2009		December 31, 2008
U.S. dollars in thousands	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents	Held-for-trading	$16,300	$16,300	$13,266	$13,266
Accounts receivable (1)	Loans and receivables	47	47	127	127
Amayapampa disposal consideration	Held-for-trading	4,813	4,813	4,813	4,813
Marketable securities (2)	Available-for-sale	628	628	8,153	8,153
Total financial assets		$21,788	$21,788	$26,359	$26,359

(1)                                  Carrying amount is a reasonable approximation of fair value.

(2)                                  The fair value represents quoted market prices in an active market.

Financial liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		June 30, 2009		December 31, 2008
U.S. dollars in thousands	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities (1)	Other financial liabilities	$514	$514	$803	$803
Other long-term liabilities	Other financial liabilities	228	228	225	228
Convertible notes (2)	Other financial liabilities	26,370	24,718	25,896	23,496
Total financial assets		$27,112	$25,460	$26,924	$24,527

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

Credit risk

The Corporation’s credit risk is primarily attributable to its cash and cash equivalents.  The Corporation monitors its cash and cash equivalents in order to limit its exposure to credit risk.  The Corporation has invested in certificates of deposits in some of its savings accounts.  However, these investments are backed by the Federal Deposit Insurance Corporation.

Liquidity risk

The Corporation’s objective is to maintain sufficient capital to meet short term business requirements, after taking into account the Corporation’s holdings of cash and cash equivalents and cash flows from financing activities.  The Corporation’s cash and cash equivalents are held in interest bearing liquid savings accounts.

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

12.                               Supplemental cash flow information

There were no significant non-cash transactions during the six-month period ended June 30, 2009.

Significant non-cash transactions during the six months ended June 30, 2008 included:  (a) the Corporation’s issuance of 37,318 common shares as a success fee payment to Prime Corporate Finance Pty Limited as compensation for advisory services provided to the Corporation in connection with the Corporation’s disposition of the Amayapampa project to Republic Gold Limited (Note 3); (b) the Corporation’s issuance of 213,503 common shares as partial compensation for the acquisition of interests in various mineral properties adjacent to the Corporation’s Guadalupe de los Reyes project in Mexico; and (c) the Corporation’s issuance of 200,000 common share purchase warrants to Casimir Capital LP as partial compensation for serving as agent for the Corporation’s private placement of senior secured convertible notes (Note 7).

13.                               Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in Mexico, Australia, North America and Indonesia. The Corporation reported no revenues in the six-month period ended June 30, 2009, or for the same period in 2008.  Geographic segmentation of mineral properties and plant and equipment is provided in Notes 5 and 6.

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

(f)                                 In 2000, the carrying values of certain long-lived assets exceeded their respective undiscounted cash flows. Following Canadian GAAP at that time, the carrying values were written down using the undiscounted cash flow method. Under U.S. GAAP, the carrying values were written down to their fair values using the discounted cash flow method, giving rise to a difference in the amounts written down. During 2007, the carrying values of certain long-lived assets exceeded their respective discounted cash flows. Under Canadian GAAP, the carrying values were written down using the discounted cash flow method. Under U.S. GAAP, a write-down was not required as the carrying value of the asset was already written down to the fair-value using the discounted cash flows during 2000. In 2008, the future consideration on the disposal of Amayapampa is designated as a financial asset held for trading and is recorded at fair value.

The significant differences in the consolidated statements of loss and comprehensive loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended June 30,		Six months Ended June 30,		Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2009	2008	2009	2008	Stage
Net earnings/(loss) – Canadian GAAP	$3,890	$(2,048)	$2,010	$(4,171)	$(40,231)
Exploration, property evaluation and holding costs continuing operations (a)	(756)	(2,900)	(1,698)	(4,382)	(14,881)
Exploration, property evaluation and holding costs discontinued operations (a)	—	—	—	—	4,016
Gain on sale of Amayapampa (f)	—	2,124	—	2,124	2,124
Accretion on convertible notes (d)	265	313	525	313	1,362
Amortization of debt issuance costs (d)	(71)	(74)	(133)	(74)	(358)
Future income tax (benefit)/expense (e)	989	(179)	781	93	(31)
Financing costs	—	—	—	—	(222)
Stock-based compensation expense (c)	—	—	—	—	2,251
Beneficial conversion feature	—	—	—	—	(2,774)
Net earnings/(loss) – U.S. GAAP	4,317	(2,764)	1,485	(6,097)	(48,744)
Unrealized gain/(loss) on marketable securities	(6,589)	1,189	(5,199)	(624)	(7,371)
Comprehensive loss – U.S. GAAP	$(2,272)	$(1,575)	$(3,714)	$(6,721)	$(56,115)

Basic and diluted loss per share – U.S. GAAP	$0.13	$(0.08)	$0.04	$(0.18)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended June 30,		Six months Ended June 30,		Cumulative during Exploration
(U.S. dollars in thousands)	2009	2008	2009	2008	Stage

Cash flows from operating activities, Canadian GAAP	$(3,043)	$(2,072)	$(4,225)	$(3,279)	$(24,324)
Additions to mineral properties, net (a)	(688)	(2,631)	(1,630)	(4,113)	(16,406)
Cash flows from operating activities, U.S. GAAP	(3,731)	(4,703)	(5,855)	(7,392)	(40,730)

Cash flows from investing activities, Canadian GAAP	8,361	(3,195)	7,259	(21,308)	(59,507)
Additions to mineral properties, net (a)	688	2,631	1,630	4,113	16,406
Cash flows from investing activities, U.S. GAAP	9,049	(564)	8,889	(17,195)	(43,101)

Cash flows from financing activities, Canadian GAAP	—	(144)	—	31,400	122,727
Cash flows from financing activities, U.S. GAAP	—	(144)	—	31,400	122,727

Net increase/(decrease) in cash and cash equivalents - continuing operations	5,318	(5,411)	3,034	6,813	38,896
Net increase/(decrease) in cash and cash equivalents - discontinued operations	—	(73)	—	(294)	(23,270)
	5,318	(5,484)	3,034	6,519	15,626

Cash and cash equivalents, beginning of period	10,982	28,689	13,266	16,686	674

Cash and cash equivalents, end of period	$16,300	$23,205	$16,300	$23,205	$16,300

The significant differences in the consolidated balance sheets as at June 30, 2009, and December 31, 2008, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30, 2009			December 31, 2008
(U.S. dollars in thousands)	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP
Current assets	$17,651	$—	$17,651	$22,012	$—	$22,012
Property, plant and equipment (a)	52,125	(22,651)	29,474	48,940	(20,433)	28,507
Other assets	4,813	—	4,813	4,813	—	4,813
Total assets	$74,589	$(22,651)	$51,938	$75,765	$(20,433)	$55,332

Current liabilities	514	—	514	803	—	803
Convertible notes (d)	24,718	4,083	28,801	23,496	4,995	28,491
Other long-term liabilities	228	—	228	228	—	228
Total liabilities	25,460	4,083	29,543	24,527	4,995	29,522

Capital stock (b),(c)	225,098	75,282	300,380	225,098	75,282	300,380
Special warrants	—	222	222	—	222	222
Warrants and options (c)	5,169	(217)	4,952	4,970	(304)	4,666
Contributed surplus (b),(c)	1,488	5,178	6,666	1,387	5,265	6,652
Equity component of convertible notes (d)	6,298	(6,298)	—	6,298	(6,298)	—
Other comprehensive income (e)	183	120	303	4,602	901	5,503
Deficit (a),(b),(c),(e)	(189,107)	(101,021)	(290,128)	(191,117)	(100,496)	(291,613)
Total shareholders’ equity	49,129	(26,734)	22,395	51,238	(25,428)	25,810

Total liabilities & shareholders’ equity	$74,589	$(22,651)	$51,938	$75,765	$(20,433)	$55,332

In May 2009, the FASB issued Statement No. 165, “Subsequent Events”.  The new statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This statement became effective for the Corporation on June 30, 2009.  The Corporation reviewed events for inclusion in the financial statements through August 6, 2009, the date that the accompanying financial statements were issued.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance in determining when observable transaction prices or quoted prices in markets that have become less active require significant adjustment to estimate fair value.  This FSP became effective for the Corporation on June 30, 2009.  The Corporation has determined this FSP had no impact on its consolidated financial statements.

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the application of SFAS No. 157 relating to our non-financial assets and non-financial liabilities was adopted prospectively beginning January 1, 2009. See Note 11 — Financial Instruments for additional information.  The Corporation has determined this FSP had no impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this standard requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Loss, of the amounts of consolidated net loss attributable to the parent and to the noncontrolling interest. This statement became effective for the Corporation on January 1, 2009. As of June 30, 2009, the Corporation did not have any minority interests.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(r) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(r) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(r) is effective for fiscal years beginning after December 15, 2008. The Corporation had no business combinations during the quarter ended June 30, 2009, therefore this standard had no impact on our consolidated financial statements.

15.                            Subsequent events

Repurchase of Senior Secured Notes

On July 14, 2009, the Corporation entered into Note Repurchase Agreements (the “Whitebox Repurchase Agreements”) with Whitebox Combined Partners, LP (“Whitebox Combined Partners”), Whitebox Convertible Arbitrage Partners, LP (“Whitebox Convertible Arbitrage”) and Whitebox Special Opportunities Fund Series B Partners, LP (“Whitebox Special Opportunities”) whereby the Corporation agreed to repurchase its 10% Senior Secured Notes due March 4, 2011 (“Notes”).

Pursuant to the Whitebox Repurchase Agreements, the Corporation agreed to repurchase Notes (i) in the principal amount of $504,000 from Whitebox Combined Partners for an aggregate purchase price, including interest, of $331,800; (ii) in the principal amount of $510,000 from Whitebox Convertible Arbitrage for an aggregate purchase price, including interest, of $335,750; and (iii) in the principal amount of $319,000 from Whitebox Special Opportunities for an aggregate purchase price, including interest, of $210,008, based on a settlement date of July 14, 2009.

The Whitebox Repurchase Agreements were initiated by Whitebox Advisors LLC and were not the result of any solicitation by or on behalf of the Corporation. The Corporation has not initiated any broader effort to repurchase or restructure any of its remaining Notes and did not act upon the basis of material non-public information in determining to enter into the Whitebox Repurchase Agreements.

Confirmatory Drilling Program at Paredones Amarillos Gold Project and Update on Permitting Progress

On August 4, 2009, the Corporation announced that it would be initiating a diamond drilling program at the Paredones Amarillos gold project, located in Baja California Sur, Mexico.  The program of diamond drill holes is designed to obtain samples to confirm process plant design criteria and provide additional validation of the mineral reserve model used for the feasibility study completed in September 2008 and announced in a press release dated September 8, 2008.  The Corporation received the final authorization to proceed with the drilling program on Friday, July 31, 2009, and plans on mobilizing the drilling contractor within two weeks. The Corporation expects to complete the drilling by mid-October and complete the evaluation of the results later in the fourth quarter.

The Corporation’s advisors and management have been working with Mexican authorities to expedite the permitting process at the Paredones Amarillos gold project. The Corporation’s advisors have informed management that the Corporation’s application for the TOP for the use of the federal land which overlies the Paredones Amarillos deposit is in the final review stages and that the application process continues to advance favorably.  Receipt of the TOP is a pre-requisite for filing an application for the CUSF which will enable the Corporation to commence development of the Paredones Amarillos gold project.  The Corporation has already prepared the CUSF application and obtained the environmental permit necessary to submit the application. The Corporation intends to submit the CUSF application as soon as the TOP is received.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. (“Vista,” “Vista Gold” or the “Corporation”) for the three- and six-month periods ended June 30, 2009 have been prepared based on information available to us as of August 6, 2009.  This MD&A should be read in conjunction with the consolidated financial statements of Vista Gold for the three years ended December 31, 2008 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada.  Reference to Note 19 to the consolidated annual financial statements and Note 14 to the consolidated interim financial statements for the period ended June 30, 2009 (the “Consolidated Financial Statements”), should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements.  All amounts stated herein are in U.S. dollars in thousands, except per share, per ounce amounts and number of shares, unless otherwise noted.

Results from Operations

Our consolidated net earnings for the three-month period ended June 30, 2009, was $3,890 or $0.11 per share compared to a consolidated net loss of $2,048 or $0.06 per share for the same period in 2008.  Our consolidated net earnings for the six-month period ended June 30, 2009, was $2,010 or $0.06 per share compared to a consolidated net loss of $4,171 or $0.12 per share for the same period in 2008.  For both the three- and six-month periods, the increases in the consolidated net earnings of $5,938 and $6,181 from the respective prior periods are primarily due to a gain on disposal of marketable securities of $6,822.  The gain was the result of the sale of our Allied Nevada Gold Corp. (“Allied”) shares which we retained in connection with the transaction that resulted in the formation of Allied and the transfer of Vista’s Nevada properties to Allied.  This transaction resulted in an exchange where the Corporation’s shareholders received one new Vista common share and 0.794 Allied common share for each old Vista share held.  This gain has been partially offset by an increase in the future income tax expense for both the three- and six-month periods of $1,168 and $688.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $268 for the three-month period ended June 30, 2009 and $601 for the six-month period ended June 30, 2009, as compared with $252 and $497 for the same periods in 2008. For both the three-month and six-month periods, there were no significant variances as we continue to move our projects towards development decisions.

Corporate administration and investor relations

Corporate administration and investor relations costs decreased to $974 during the three-month period ended June 30, 2009, compared with $1,253 for the same period in 2008.  The decrease of $279 from the respective prior period is primarily due to the following:

•                  Stock-based compensation expense decreased by $194 for the three-month period ended June 30, 2009.  This decrease is primarily due to a decrease in the number of options granted during the prior year and vesting over time as well as an increase in the stock-based compensation amount being capitalized as mineral properties.

•                  Legal costs decreased by $75 for the six-month period ended June 30, 2009.

Corporate administration and investor relations costs decreased to $1,986 for the six-month period ended June 30, 2009 compared with $2,540 for the same period in 2008.  The decrease of $554 from the respective prior period is primarily due to the following:

•                  Stock-based compensation expense decreased by $364 for the six-month period ended June 30, 2009.  This decrease is primarily due to a decrease in the number of options granted during the prior year and vesting over time as well as an increase in the stock-based compensation amount being capitalized as mineral properties.

•                  Securities and compliance fees expense decreased by $120 for the six-month period ended June 30, 2009.

•                  Audit, tax and Sarbanes-Oxley compliance fees decreased by $53 for the six-month period ended June 30, 2009 as we work with our auditors and outside consultants to reduce these fees.

Depreciation and amortization

Depreciation and amortization expense increased to $62 during the three-month period ended June 30, 2009 and $114 for the six-month period ended June 30, 2009, compared with $40 and $79 for the same periods in 2008.  The increases of $22 and $35 from the respective prior periods are mostly due to an increase in capital equipment at the Mt. Todd gold project and the Paredones gold project that has begun to be depreciated.

Interest expense

Interest expense of $584 during the three-month period ended June 30, 2009 was approximately equal to $585 for the same period in 2008.  Interest expense increased to $1,163 for the six-month period ended June 30, 2009, as compared with $769 for the same period in 2008.  This increase is because the senior secured convertible notes (the “Notes”) were issued on March 4, 2008 and therefore only 118 days of interest were recorded for the 2008 period.  For the three-month period ended June 30, 2009, $265 is attributable to the accretion of the debt discount and $319 is attributable to interest expense.  For the six-month period ended June 30, 2009, $524 is attributable to the accretion of the debt discount and $639 is attributable to interest expense.  These amounts are approximately 43% of the full interest expense associated with the issuance of the Notes.  We capitalized the remaining 57% as additions to mineral properties in accordance with SFAS No. 34 and our accounting policy.

Other income and expense

Gain on disposal of marketable securities

For the three-month period ended June 30, 2009, we realized a gain of $6,822 on the disposal of marketable securities compared to a loss on the disposal of marketable securities of $88 for the same period in 2008. The gain for the three-month period in 2009 resulted from the sale of securities that had a book value of $2,194 and the loss for the same period in 2008 resulted from the sale of securities that had a book value of $120.

For the six-month period ended June 30, 2009, we realized a gain of $6,815 on the disposal of marketable securities as compared to a loss on the disposal of marketable securities of $67 for the same period in 2008.  The gain for the six-month period in 2009 resulted from the sale of securities that had a book value of $2,218 and the loss for the same period in 2008 resulted from the sale of securities that had a book value of $157.

For both the three- and six-month periods ended June 30, 2009, the gains were mostly the result of our sale on April 3, 2009, of all 1,529,848 common shares of Allied Nevada Gold Corp. for $9,016.  These shares had a book value of $2,194.

At June 30, 2009, we held marketable securities available for sale with a quoted market value of $628.  We purchased the securities for investing purposes with the intent to hold the securities until such time it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment.

Interest income

Interest income decreased to $21 for the three-month period ended June 30, 2009 and $49 for the six-month period ended June 30, 2009 as compared with $171 and $280 for the same periods in 2008.  The decreases of $150 and $231 from the respective prior periods are due to reduced cash balances for the 2009 periods as well as falling interest rates in the market.

Future income tax (benefit)/expense

Effective September 30, 2008, the Corporation adopted the Emerging Issues Committee Abstract 172 (“EIC 172”), “Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain in Other Comprehensive Income.”  EIC 172 provides guidance on whether the tax benefit from the recognition of previously unrecognized tax loss carryforwards consequent to the recording of unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale financial assets, should be recognized in net income or in other comprehensive income.  EIC 172 was applied retrospectively, with restatement of prior periods from January 1, 2007, the date of adoption of CICA 3855.

During the three-month period ended June 30, 2009, the future income tax expense was $989 compared to a future income tax benefit of $179 for the 2008 period.  During the six-month period ended June 30, 2009, the future income tax expense was $781 compared with $93 for the same period in 2008.  For both the three- and six-month periods ended June 30, 2009, the increase in the future income tax expense as compared to the prior periods is mostly the result of the sale of the Allied Nevada Gold Corp. shares on April 3, 2009.  In previous periods a future income tax benefit was recorded in the net loss in respect of previously unrecognized tax loss carry forwards as these losses were expected to cover any taxable gains that would arise as a result of the increase in value of the marketable securities. When these securities were disposed of, the unrealized gains were transferred from other comprehensive income/(loss) to net earnings. Since no taxable gain arose on this disposal, an income tax expense was recorded in the current period to affect the benefit recorded in prior periods. The net impact is such that no tax is payable on this disposal and accordingly the cumulative tax expense records in the Consolidated Statement of Earnings and (Loss) reflects the tax benefit associated with Vista’s remaining marketable securities.

Write-down of marketable securities

The write-down of marketable securities was $11 for the three-month period ended June 30, 2009 and $123 for the six-month period ended June 30, 2009.  There were no write-downs reported during the same period in 2008.  At June 30, 2009, Vista Gold evaluated the market value of its available-for-sale securities and found that certain securities had become impaired.  These securities were written down to their fair market value as of June 30, 2009.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $3,043 for the three-month period ended June 30, 2009, compared to $2,072 for the same period in 2008.  The increase of $971 is mostly the result of an increase of $658 in the amount of interest paid on the Notes.  The Notes were issued on March 4, 2008 and therefore only 72 days of interest had accrued as of June 15, 2008.  Also contributing to the increase was an increase in cash used for accounts payable, accrued liabilities and other of $454, which was offset by an increase in cash provided by accounts receivable of $118.

Net cash used in operating activities was $4,225 for the six-month period ended June 30, 2009, compared to $3,279 for the same period in 2008.  Similar to the three-month period, the increase of $946 is mostly the result of the increase in interest paid of $658, an increase in cash used for accounts payable, accrued liabilities and other of $349, which has been offset by an increase in cash provided by accounts receivable of $130.

Investing activities

Net cash provided by investing activities increased to $8,361 for the three-month period ended June 30, 2009, as compared to net cash used in investing activities of $3,195 for the same period in 2008.  The increase in cash provided by investing activities of $11,556 is due to the following:

•                  An increase in the proceeds from the sale of marketable securities of $8,985.  On April 3, 2009, we sold all 1,529,848 common shares of Allied Nevada Gold Corp. for we held $9,016.

•                  An increase in the proceeds received upon the disposal of mineral property.  In June 2009, we sold most of the remaining patented mining claims in Colorado for $188.  There were no similar transactions during the 2008 period.

•                  A decrease in cash used for additions to mineral properties of $1,770.  During the 2008 period we undertook a drilling program at the Mt. Todd gold mine and were in the process of completing a feasibility study for the Paredones Amarillos gold project.  These projects were completed during 2008.

•                  A decrease in short-term loans made of $350.  In connection with the sale of our Amayapampa gold project in April 2008 (see Consolidation Financial Statements — Note 3) we loaned to Republic $350 to cover ongoing expenses at the Amayapampa gold project.

Net cash provided by investing activities increased to $7,259 for the six-month period ended June 30, 2009, as compared to net cash used in investing activities of $21,308 for the same period in 2008.  The increase in cash provided by investing activities of $28,567 is mostly the result of the same items that increased cash for the three-month period as well as the following:

•                  A decrease in the additions to property, plant and equipment of $16,311. During 2008 we completed a brokered private placement of $30,000 principal amount of senior secured convertible notes (the “Notes”) (see Consolidated Financial Statements — Note 7) and we have used $16,000 of the proceeds towards the purchase of gold processing equipment to be used at our Paredones Amarillos project, which included the costs of relocating the equipment to Edmonton, Alberta, Canada.  There was no similar purchase during the six-month period ended June 30, 2009.

•                  A decrease in the acquisition of mineral property of $452.  On January 24, 2008, we completed the acquisition of interests in various mineral properties adjacent to our Guadalupe de los Reyes project in Mexico.  The consideration paid by Vista for the acquisition of these interests included cash payments totaling $452 and the issuance of a total of 213,503 common shares of Vista (with an aggregate fair value of $1,000), to various parties.  There was no similar purchase during the six-month period ended June 30, 2009.

Financing activities

There was no cash provided by or used in financing activities for the three-month period ended June 30, 2009.  Net cash used by financing activities was $144 for the three-month period ended June 30, 2008.  The cash used in financing activities for the 2008 period was the result of additional fees paid on the issuance of the Notes (see Consolidated Financial Statements — Note 7).

There was no cash provided by or used in financing activities for the six-month period ended June 30, 2009.  Net cash provided by financing activities was $31,400 for the six-month period ended June 30, 2008.   During the six-month period ended June 30, 2008 we completed a brokered private placement, in which we offered and sold $30,000 principal amount of the Notes (see Consolidated Financial Statements — Note 7).  Proceeds to Vista after legal and other fees were $28,390.  Also, during the six-month period ended June 30, 2008, warrants exercised produced cash proceeds of $2,941 and stock option exercises produced cash proceeds of $69.

Liquidity and Capital Resources

At June 30, 2009, our total assets were $74,589 compared to $75,765 at December 31, 2008, representing a decrease of $1,176.  At June 30, 2009, we had working capital of $17,137 compared to $21,209 at December 31, 2008, representing a decrease of $4,072.  This decrease relates primarily to a reduction in marketable securities balances due to the sale of the Allied Nevada Gold Corp. shares in April 2009, which is offset by an increase in our cash balance from year end.

The principal component of working capital at both June 30, 2009 and December 31, 2008, is cash and cash equivalents of $16,300 and $13,266, respectively.  Other components include marketable securities (June 30, 2009 — $628; December 31, 2008 — $8,153) and other liquid assets (June 30, 2009 - $723; December 31, 2008 - $593).

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

On April 17, 2009, we announced that we filed a preliminary short form base shelf prospectus in Canada with the securities regulatory authorities in each province and territory (other than Quebec) and a corresponding shelf registration statement in the United States with the Securities and Exchange Commission (“SEC”).  On April 27, 2009, we announced that we filed a final short form base shelf prospectus in each province and territory in Canada (other than Quebec)  and an amended Form S-3 with the SEC.  The Form S-3 was declared effective on April 30, 2009.  See “Other — Filing of short form based shelf prospectus and shelf registration statement on Form S-3,” below.

There has been a severe deterioration in global credit and equity markets.  This has resulted in the need for government intervention in major banks, financial institutions and insurers and has also resulted in greater volatility, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Contractual Obligations

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$35,250	$3,000	$32,250	$—	$—
Purchase obligations(2)	$400	$200	$200	$—	$—
Operating lease obligations	$42	$42	$—	$—	$—
Total	$35,692	$3,242	$32,450	$—	$—

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

Filing of short form based shelf prospectus and shelf registration statement on Form S-3

On April 17, 2009, Vista announced that it filed a preliminary short form base shelf prospectus with the securities regulatory authorities in each province and territory of Canada (other than Quebec) and a corresponding shelf registration statement on Form S-3 with the SEC and on April 27, 2009, Vista announced that it filed a final short form base shelf prospectus (collectively, the “Offering Documents”).  The Form S-3 was declared effective by the SEC on April 30, 2009.  The Offering Documents will allow Vista to make offerings of common shares, debt securities, warrants, subscription receipts or units for initial aggregate proceeds of up to $200 million during the next 25 months to potential purchasers in each province and territory of Canada (other than Quebec) and the United States.  Vista expects that it will need to fund the initial capital requirements for the construction and development of its Paredones Amarillos gold project, once necessary permits and approvals have been received.  Although the initial financings under the Offering Documents are expected to be used for the construction and development of our existing properties, the proceeds from financings under the Offering Documents may also be used by Vista to fund development of its other existing or acquired mineral properties, acquisitions, working capital requirements, repayment of outstanding indebtedness from time-to-time or for other general corporate purposes.  The Offering Documents provide Vista with a flexible and efficient approach for completing future financings for corporate growth and development.

Board Approval for Preparation of a Pre-Feasibility Study on its Mt. Todd Gold Project

On June 23, 2009 we announced that following a review of the results of the recently completed Preliminary Economic Assessment (“PEA”), the Board has approved the expenditure of funds for the preparation of a Preliminary Feasibility Study (“PFS”) on our Mt. Todd gold project. Vista has awarded a contract to Tetra Tech Inc. of Golden, Colorado, to manage and prepare the PFS in accordance with Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects (“NI 43-101”). The contract for the process and infrastructure engineering portion of the PFS has been awarded to Ausenco Limited of Perth, Australia.  In addition, Resource Development inc. of Denver, Colorado, will continue to supervise metallurgical testing and act as metallurgical consultant.

The PFS will be based on the base case scenario presented in the PEA, except that in accordance with NI 43-101, the PFS will not include inferred resources.  The base case final pit, using a break-even gold price of $600 per ounce was estimated in the PEA to contain 147.6 million tonnes of measured and indicated resources with an average grade of 0.90 grams gold per tonne, containing 4.25 million ounces of gold.  The goal of the PFS is to refine and optimize these estimates to determine the potential economics of the proposed operation. The PEA reported an estimated mine life of 15.2 years with total estimated gold production of 3.7 million ounces resulting in estimated pre-tax net cash flow of $646.7 million at a $750 per ounce gold price.  At the same gold price, the pre-tax NPV8 (net present value with an 8% discount rate) was estimated to be $232.9 million and the internal rate of return was estimated to be 21.6%.  Pre-production capital was estimated to be $323.1 million.  Cash operating costs were estimated to be $453 per ounce.  The PEA included inferred mineral resources.  Investors should read the “Cautionary Note to All Investors Concerning Economic Assessments That Include Inferred Mineral Resources.”

Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” below concerning the difference between “resources” and “reserves”.

Vista is currently developing plans to undertake development drilling in the Batman Pit area to convert inferred resources to indicated resources or measured resources and to undertake exploration drilling on the mining and exploration licenses at Mt. Todd.

The PEA was prepared under the direction of Mr. John Rozelle, an independent qualified person under NI 43-101.  The results of the PEA are outlined in a NI 43-101 technical report entitled “Mt. Todd Gold Project Updated Preliminary Economic Assessment Report, Northern Territory, Australia” and is dated June 11, 2009.  The PEA is available on SEDAR at www.sedar.com.

Subsequent events

Repurchase of Senior Secured Notes

On July 14, 2009, Vista Gold Corp. (the “Corporation”) entered into Note Repurchase Agreements (the “Whitebox Repurchase Agreements”) with Whitebox Combined Partners, LP (“Whitebox Combined Partners”), Whitebox Convertible Arbitrage Partners, LP (“Whitebox Convertible Arbitrage”) and Whitebox Special Opportunities Fund Series B Partners, LP (“Whitebox Special Opportunities”) whereby the Corporation agreed to repurchase its 10% Senior Secured Notes due March 4, 2011 (“Notes”).

Pursuant to the Whitebox Repurchase Agreements, the Corporation agreed to repurchase Notes (i) in the principal amount of $504,000 from Whitebox Combined Partners for an aggregate purchase price, including interest, of $331,800; (ii) in the principal amount of $510,000 from Whitebox Convertible Arbitrage for an aggregate purchase price, including interest, of $335,750; and (iii) in the principal amount of $319,000 from Whitebox Special Opportunities for an aggregate purchase price, including interest, of $210,008, based on a settlement date of July 14, 2009.

The Whitebox Repurchase Agreements were initiated by Whitebox Advisors LLC and were not the result of any solicitation by or on behalf of the Corporation. The Corporation has not initiated any broader effort to repurchase or restructure any of its remaining Notes and did not act upon the basis of material non-public information in determining to enter into the Whitebox Repurchase Agreements.

Confirmatory Drilling Program at Paredones Amarillos Gold Project and Update on Permitting Progress

On August 4, 2009, Vista announced that it would be initiating a diamond drilling program at the Paredones Amarillos gold project, located in Baja California Sur, Mexico.  The program of diamond drill holes is designed to obtain samples to confirm process plant design criteria and provide additional validation of the mineral reserve model used for the feasibility study completed in September 2008 and announced in a press release dated September 8, 2008.  Vista received the final authorization to proceed with the drilling program on Friday, July 31, 2009, and plans on mobilizing the drilling contractor within two weeks. Vista expects to complete the drilling by mid-October and complete the evaluation of the results later in the fourth quarter.

Vista’s advisors and management have been working with Mexican authorities to expedite the permitting process at the Paredones Amarillos gold project. Vista’s advisors have informed management that Vista’s application for the TOP for the use of the federal land which overlies the Paredones Amarillos deposit is in the final review stages and that the application process continues to advance favorably.  Receipt of the TOP is a pre-requisite for filing an application for the CUSF which will enable Vista to commence development of the Paredones Amarillos gold project.  Vista has already prepared the CUSF application and obtained the environmental permit necessary to submit the application. Vista intends to submit the CUSF application as soon as the TOP is received.

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

Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”)—CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the Securities Act. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Cautionary Note to All Investors Concerning Economic Assessments That Include Inferred Resources

Mineral resources that are not mineral reserves have no demonstrated economic viability.  The preliminary assessment on the Mt. Todd gold project is preliminary in nature and includes “inferred mineral resources” that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves.  There is no certainty that the preliminary assessment at the Mt. Todd gold project will ever be realized.

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

Note Regarding Forward-Looking Statements

This document and any document (or portion thereof) incorporated by reference into this document, contain “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.   All statements, other than statements of historical facts, included in this document, our other filings with the SEC and Canadian regulatory authorities and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

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

•                  timing and outcome for a new Change of Land Use Permit for the Paredones Amarillos gold project;

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

•                  potential joint venture and partnership strategies in relation to our properties; and

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

•                  difficulty in bringing actions or enforcing judgments against us and certain of our directors or officers outside of the United States;

•                  acquisitions and integration issues;

•                  potential negative impact of the issuance of additional common shares on the trading price of Vista’s common shares;

•                  fluctuation in the price of Vista’s common shares;

•                  the lack of dividend payments by Vista;

•                  future joint venture and partnerships relating to Vista’s properties;

•                  Vista’s lack of recent production and limited experience in producing;

•                  reclamation liabilities, including reclamation requirements at the Mt. Todd gold project;

•                  Vista’s historical losses from operations;

•                  historical production not being indicative of potential future production;

•                  water supply issues;

•                  governmental authorizations and permits;

•                  environmental lawsuits;

•                  lack of adequate insurance to cover potential liabilities;

•                  Vista’s ability to retain and hire key personnel;

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The price of gold fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $865 by December 31, 2008 and was $935 on June 30, 2009 and $961 on August 5.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because we have exploration operations in North America, Indonesia and Australia, we are subject to foreign currency fluctuations.  We do not engage in currency hedging to offset any risk of currency fluctuations as insignificant monetary amounts are held in foreign currencies for land holding costs related to the properties owned.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2009. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.                                       RISK FACTORS

Except for the risk factors as provided below, there have been no material changes from the risk factors as previously disclosed in our Form 10-K, which was filed on with the SEC on March 13, 2009 and amended on April 15, 2009.

Acquisitions and integration issues may expose the Corporation to risks.

The Corporation’s business strategy includes making targeted acquisitions.  Any acquisition that the Corporation makes may be of a significant size, may change the scale of the Corporation’s business and operations, and may expose the Corporation to new geographic, political, operating, financial and geological risks.  The Corporation’s success in its acquisition activities depends on its ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition and integrate the acquired operations successfully with those of the Corporation.  Any acquisitions would be accompanied by risks.  For example, there may be significant decreases in commodity prices after the Corporation has committed to complete the transaction and has established the purchase price or exchange ratio; a material ore body may prove to be below expectations; the Corporation may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt the Corporation’s ongoing business and its relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant.  If the Corporation chooses to use equity securities as consideration for such an acquisition, existing shareholders may suffer dilution.  Alternatively, the Corporation may choose to finance any such acquisition with its existing resources.  There can be no assurance that the Corporation would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

The issuance of additional common shares may negatively impact the trading price of the Corporation’s common shares.

The Corporation has issued equity securities in the past and may continue to issue equity securities to finance its activities in the future, including to finance future acquisitions, or as consideration for acquisitions of businesses or assets.  In addition, outstanding options and broker warrants to purchase common shares may be exercised, resulting in the issuance of additional common shares.  The issuance by the Corporation of additional common shares would result in dilution to the Corporation’s shareholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of the common shares.

The price of the Corporation’s common shares may fluctuate and may result in losses to investors.

The trading price of the Corporation’s common shares has been and may continue to be subject to large fluctuations, which may result in losses to investors.  The high and low intraday sale prices of its common shares on the Amex were $13.55 and $4.34 in 2006; $9.45 and $3.80 in 2007; and $5.95 and $0.77 in 2008 and on the TSX were CDN$14.95 and CDN$5.05 in 2006; CDN$10.68 and CDN$4.07 in 2007; and CDN$5.99 and CDN$0.98 in 2008.  The trading price of the Corporation’s common shares may increase or decrease in response to a number of events and factors, including:

•                  trends in the gold mining industry and the markets in which the Corporation operates;

•                  changes in the price of gold;

•                  changes in financial estimates and recommendations by securities analysts;

•                  acquisitions and financings;

•                  global and regional political and economic conditions and other factors;

•                  general stock market conditions;

•                  the operating and share performance of other companies that investors may deem comparable to the Corporation; and

•                  purchase or sales of blocks of the Corporation’s common shares.

This volatility may adversely impact the price of the common shares regardless of the Corporation’s operating performance.

The Corporation has never declared dividends.

The Corporation has never declared or paid any dividends on its common shares.  Currently, the Corporation intends to retain its earnings, if any, to finance the growth and development of the business and does not expect to pay dividends or to make any other distributions in the future, which may limit the way in which investors may realize any returns on their investment.

Joint ventures and other partnerships in relation to the Corporation’s properties may expose the Corporation to risks.

The Corporation may enter into joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of certain of the properties in which the Corporation has an interest.  Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership.  Further, the Corporation may be unable to exert control over strategic decisions made in respect of such properties.  Any failure of such other companies to meet their obligations to the Corporation or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on the Corporation’s results of operations, financial performance, cash flows and the price of common shares.

The Corporation has no history of producing metals from its current mineral properties and limited experience with producing mines; there can be no assurance that it will successfully establish mining operations or profitably produce precious metals.

The Corporation has no history of producing metals from its current mineral properties.  The Corporation does not produce gold and does not currently generate operating earnings.  While the Corporation seeks to move the Paredones Amarillos and Mt. Todd gold projects into production, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises including:

•                  the timing and cost, which are considerable, of the construction of mining and processing facilities;

•                  the ability to find sufficient gold reserves to support a profitable mining operation;

•                  the availability and costs of skilled labor and mining equipment;

•                  compliance with environmental and other governmental approval and permit requirements;

•                  the availability of funds to finance construction and development activities;

•                  potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities; and

•                  potential increases in construction and operating costs due to changes in the cost of fuel, power, materials and supplies.

The costs, timing and complexities of mine construction and development may be increased by the remote location of the Corporation’s properties.  It is common in new mining operations to experience unexpected problems and delays during construction, development and mine start-up.  In addition, the Corporation’s management will need to be expanded.  This could result in delays in the commencement of mineral production and increased costs of production.  Accordingly, the Corporation cannot assure you that its activities will result in profitable mining operations or that it will successfully establish mining operations.

The Corporation’s continuing historical reclamation obligations at the Mt. Todd gold project and its reclamation requirements on other properties could require significant additional expenditures.

The Corporation could be responsible for the reclamation obligations related to previous disturbances located on all of its properties, including the Mt. Todd gold project.  The Mt. Todd site was not reclaimed when the original mine closed and as a result, the dumps and heap leach pad require ongoing care and maintenance.  The Corporation provides that care and maintenance, but will not be responsible for the environmental liability resulting from previous operations until the Corporation makes the decision to re-open the mine and has received the appropriate permits.  The satisfaction of any bonding requirements and continuing or future reclamation obligations on the Corporation’s properties will require a significant amount of capital.  There is a risk that the Corporation will be unable to fund these historical and future reclamation requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration or development activities on such properties, including at the Mt. Todd gold project.  Such events could have a material adverse effect on the Corporation’s results of operations, financial performance, cash flows and the price of the common shares.

The Corporation has a history of losses and may incur losses in the future.

The Corporation has incurred losses since inception and may incur net losses in the future.  The Corporation incurred the following losses from operations during each of the following periods:

•                  approximately $10 million for the year ended December 31, 2008; and

•                  approximately $13 million for the year ended December 31, 2007.

The Corporation had an accumulated deficit of approximately $189 million as of June 30, 2009, and an accumulated deficit of approximately $191 million as of December 31, 2008.

The Corporation expects to continue to incur losses unless and until such time as one of its properties enters into commercial production and generates sufficient revenues to fund continuing operations.  The Corporation has committed and plans to continue to commit substantial capital and other resources to the ongoing development of the Paredones Amarillos and Mt. Todd gold projects.  The amount and timing of future expenditures will depend on a number of factors, including, but not limited to, the progress of ongoing development and operations, permitting matters, the timing of development, the costs of production, the commercial viability of production and other factors, some of which are beyond the Corporation’s control.  The Corporation cannot assure investors that it will ever achieve profitability.

Historical production of gold at the Corporation’s Mt. Todd gold project may not be indicative of the potential for future development or revenue.

The Mt. Todd gold project was an operating mine in the late 1990’s.  Based on a review of project files, the Corporation’s management believes that approximately 27.1 million short tons grading 0.031 gold ounces per ton and containing 826,000 ounces of gold were extracted between 1996 and the termination of mining in 2000.  Processing was by a combination of heap-leach production from oxide ore and cyanidation of sulfide ore.  The remaining mineralization consists of sulfide mineralization lying below and along strike of the existing open pit.  Historical production of gold from the Corporation’s Mt. Todd gold project may not be indicative of the potential for future development of the property.  Due to the uncertainties associated with exploration and development, including variations in geology and structure, there is no assurance that the Corporation’s development efforts will be successful or that prior operating results are reflective of additional or economically developable deposits.  Investors in the Corporation’s securities should not rely on historical operations as an indication that the Corporation’s mining properties will be placed into commercial production again or that such properties will produce revenues or be profitable.

The Corporation cannot assure you that it will have an adequate supply of water to complete desired exploration or development of its mining properties.

The Corporation has obtained permits and water rights that it currently uses to service the activities on its various properties and the Corporation plans to obtain all required permits and water rights to serve other properties it may develop or acquire in the future.

However, the amount of water that the Corporation is entitled to use pursuant to its water rights must be determined by the appropriate regulatory authorities in the jurisdictions in which it operates.  Such regulatory authorities may amend the regulations regarding such water rights, increase the cost of maintaining such water rights, or eliminate the Corporation’s current water rights and the Corporation may be unable to retain all or a portion of such water rights.  In addition, water at the Mt. Todd gold project is expected to be provided from a raw water dam and reservoir.  Drought or drought-like conditions in the area feeding the reservoir could limit or extinguish this water supply.  Accordingly, there is no assurance that the Corporation will have access to the amount of water needed to explore or develop its properties or to operate a mine at its properties, which may prevent the Corporation from generating revenue, and which could materially adversely affect the Corporation’s financial condition, cash flows and the price of the common shares.

The Corporation requires certain governmental authorizations and permits for its business, including its development plans and operating activities.  The Corporation could incur substantial costs or disruptions to its business if it cannot obtain, renew or maintain the necessary authorizations and permits.

A major risk inherent in the Corporation’s business is the requirement to obtain authorizations and permits from governmental authorities.  Delays in obtaining authorizations or permits, failure to obtain an authorization or permit or receipt of an authorization or permit with unreasonable conditions or costs could have a material adverse effect on the Corporation’s ability to develop one or more of its gold projects, including, but not limited to, the Paredones Amarillos and Mt. Todd gold projects.  The failure to obtain necessary permits could result in an impairment and write down of the carrying value of its projects.

Vista is awaiting receipt of permits needed before construction can begin on the Paredones Amarillos gold project.  The Corporation may experience delays in the commencement of construction on the Paredones Amarillos gold project due to delays in receiving the required permits.  There can be no assurance whether or when construction at the Paredones Amarillos gold project will commence.  If Vista is unable to acquire the required permits to mine the Paredones Amarillos gold project, then Visa may not have mineral reserves under SEC Industry Guide 7 or NI 43-101, which could result in an impairment and write down of the carrying value of the project.

The Corporation could be subject to environmental lawsuits.

Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by the release of hazardous substances or other waste material into the environment on or around our properties.  There can be no assurance that the Corporation’s defense of such claims will be successful.  A successful claim against the Corporation could have a material adverse affect on the Corporation’s business prospects, financial condition, results of operation and the price of the common shares.

The Corporation does not insure against all risks to which it may be subject in its planned operations.

The Corporation does not maintain insurance to cover all of the potential risks associated with its operations.  The Corporation may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all.  Insurance coverage may not continue to be available, or may not be adequate to cover all liabilities.  The Corporation might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which it may not be insured against, which may exceed the limits of the Corporation’s insurance coverage or which it may elect not to insure against because of premium costs or other reasons.  Losses from these events may cause the Corporation to incur significant costs that could materially adversely affect the Corporation’s financial condition and the Corporation’s ability to fund activities on its properties.  A significant loss could force the Corporation to reduce or terminate its operations on a specific project or altogether.

If the Corporation fails to hire and retain its key personnel, it may have an adverse effect on the Corporation’s operations.

The Corporation depends on a number of key personnel, including Michael B. Richings, its Executive Chairman and Chief Executive Officer, Frederick H. Earnest, its President and Chief Operating Officer, and Gregory G. Marlier, its Chief Financial Officer.  The Corporation relies heavily on these individuals for the conduct of its business.  The Corporation’s management believes that the Corporation’s success depends on the continued service of its key officers and there can be no assurance that the Corporation will be able to retain any or all of such officers.  The loss of any one of these personnel could have an adverse effect on the Corporation’s operations.  The Corporation has employment contracts with each of these key personnel.  The Corporation does not have key man life insurance.

The Corporation’s ability to manage growth effectively will require it to continue to implement and improve its management systems and to recruit and train new employees.  Although the Corporation has done so in the past and expects to do so in the future, it cannot assure you that it will be successful in attracting and retraining skilled and experienced personnel.

ITEM 2.                                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General Shareholders’ Meeting of the Corporation held on May 4, 2009, the following matters were submitted to a vote of the shareholders.

(i)                                     Election of directors to the Corporation’s Board of Directors for a one-year term, being:  John M. Clark, W. Durand Eppler, C. Thomas Ogryzlo, Tracy A. Stevenson, Michael B. Richings and Frederick H. Earnest.  The motions were approved as follows:  John M. Clark with 22,807,423 votes for and 868,899 withheld, W. Durand Eppler with 22,795,496 votes for and 880,826 withheld, C. Thomas Ogryzlo with 22,807,327 votes for and 868,995 withheld, Tracy A. Stevenson with 22,858,110 votes for and 818,212 withheld, Michael B. Richings with 22,825,897 votes for and 850,425 withheld and Frederick H. Earnest with 22,858,015 votes for and 818,307 withheld.

(ii)                                  Appointment of PricewaterhouseCoopers LLP, Chartered Accountants, as auditor to hold office until the next annual general meeting.  The motion was approved with 23,236,987 votes for and 439,390 votes withheld.

(iii)                               Amendment of Stock Option Plan to provide for the automatic extension of the expiry dates of options that expire during a blackout period imposed by the Corporation and to replace references to the “American Stock Exchange” with the “NYSE Amex”.  The motion was approved with 3,458,085 votes for and 1,708,554 votes against.  There were 155,823 beneficial shares held by insiders whose votes were excluded.

(iv)                              Approval of all unallocated options under the Stock Option Plan.  The motion was approved with 3,111,673 votes for and 2,054,966 votes against.  There were 155,823 beneficial shares held by insiders whose votes were excluded.

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

VISTA GOLD CORP.
(Registrant)

Date: August 6, 2009	By:	/s/ Michael B. Richings
Michael B. Richings
Executive Chairman and Chief Executive Officer

Date: August 6, 2009	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer