Form 10-Q
period 2009-09-30
VISTA GOLD CORP
filed 2009-11-09
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:     44,595,829 common shares, without par value, outstanding at November 9, 2009

VISTA GOLD CORP.
(An Exploration Stage Enterprise)
FORM 10-Q
For the Quarter Ended September 30, 2009

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
(U.S. dollars in thousands)	2009	2008

Assets:
Cash and cash equivalents	$33,723	$13,266
Marketable securities - Note 4	791	8,153
Accounts receivable, net of allowances	55	127
Prepaids and other	545	466
Current assets	35,114	22,012

Mineral properties - Note 5	35,567	30,407
Amayapampa disposal consideration - Note 3	4,813	4,813
Plant and equipment - Note 6	18,772	18,533
	59,152	53,753

Total assets	$94,266	$75,765

Liabilities and Shareholders' Equity:
Accounts payable	$203	$-
Accrued liabilities and other	1,315	803
Current liabilities	1,518	803

Convertible Notes - Note 7	24,237	23,496
Other long-term liabilities	228	228
Total liabilities	25,983	24,527

Capital stock, no par value: - Note 8
Preferred - unlimited shares authorized; no shares outstanding
Common - unlimited shares authorized; shares outstanding:
2009 - 44,595,829 and 2008 - 34,475,829	245,646	225,098
Warrants	336	336
Options - Note 9	5,188	4,634
Contributed surplus - Note 10	1,620	1,387
Equity component of convertible notes - Note 7	5,998	6,298
Accumulated other comprehensive income - Note 11	319	4,602
Deficit	(190,824)	(191,117)
Total shareholders' equity	68,283	51,238

Total liabilities and shareholders' equity	$94,266	$75,765

Subsequent events — Note 17

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF EARNINGS AND (LOSS) AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2009	2008	2009	2008	Stage

Income:
Gain/(loss) on disposal of marketable securities	$14	$-	$6,829	$(67)	$7,062
Gain on repurchase of convertible notes	537	-	537	-	537
Interest income	16	137	65	417	2,593
Gain/(loss) on currency translation	52	(204)	97	(198)	(296)
Total other income	619	(67)	7,528	152	9,896

Costs and expenses:
Exploration, property evaluation and holding costs	(412)	(245)	(1,014)	(742)	(3,852)
Corporate administration and investor relations	(1,320)	(1,739)	(3,305)	(4,279)	(23,250)
Costs of Arrangement	-	-	-	-	(2,901)
Depreciation and amortization	(66)	(44)	(180)	(123)	(550)
Interest expense	(560)	(617)	(1,723)	(1,386)	(3,727)
Write-down of marketable securities	-	-	(123)	-	(849)
Loss on sale of mineral property	-	-	(131)	(132)	(263)
Other income/(expense)	(2)	3	(2)	17	372
Total costs and expenses	(2,360)	(2,642)	(6,478)	(6,645)	(35,020)
Earnings/(loss) from continuing operations before income taxes	(1,741)	(2,709)	1,050	(6,493)	(25,124)
Future income tax benefit/(expense)	24	(114)	(757)	(207)	55
Earnings/(loss) from continuing operations after income taxes	(1,717)	(2,823)	293	(6,700)	(25,069)
Loss from discontinued operations	-	-	-	(294)	(16,879)

Net earnings/(loss)	$(1,717)	$(2,823)	$293	$(6,994)	$(41,948)

Other comprehensive loss:
Unrealized fair-value increase/(decrease) on available-for-sale securities	149	(645)	1,521	(1,233)
Realized (gain)/loss on available-for-sale securities	(13)	-	(5,805)	57
	136	(645)	(4,284)	(1,176)
Comprehensive loss	$(1,581)	$(3,468)	$(3,991)	$(8,170)

Weighted average number of shares outstanding	35,408,438	34,452,375	34,790,115	34,211,221

Basic and diluted earnings/(loss) per share from continuing operations	$(0.05)	$(0.08)	$0.01	$(0.20)
Basic and diluted earnings/(loss) per share	$(0.05)	$(0.08)	$0.01	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF DEFICIT — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2009	2008	2009	2008
Deficit, beginning of period	$(189,107)	$(185,315)	$(191,117)	$(181,144)
Net earnings/(loss)	(1,717)	(2,823)	293	(6,994)
Deficit, end of period	$(190,824)	$(188,138)	$(190,824)	$(188,138)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative during Exploration
(U.S. dollars in thousands)	2009	2008	2009	2008	Stage

Cash flows from operating activities:
Earnings/(loss) from continuing operations after income taxes	$(1,717)	$(2,823)	$293	$(6,700)	$(25,069)

Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	66	44	180	123	573
Stock-based compensation	422	780	662	1,385	6,481
(Gain)/loss on disposal of marketable securities	(14)	-	(6,829)	67	(7,324)
Gain on repurchase of convertible notes	(537)	-	(537)	-	(537)
Future income tax (benefit)/expense	(24)	114	757	207	(55)
Accretion of convertible notes	252	262	775	577	1,613
Accrued interest	308	355	948	809	2,116
Loss on disposal of mineral property	-	-	131	132	263
Prepaid transaction costs	-	-	-	-	1,841
Write-down of marketable securities	-	-	123	-	849
Other non-cash items	-	-	-	-	(313)

Change in operating assets and liabilities:
Accounts receivable	(8)	29	56	(37)	(469)
Interest paid	(11)	-	(1,511)	(842)	(3,853)
Prepaids and other	131	(47)	(79)	(308)	(365)
Accounts payable, accrued liabilities and other	168	(420)	(158)	(398)	(1,039)
Net cash used in operating activities	(964)	(1,706)	(5,189)	(4,985)	(25,288)

Cash flows from investing activities:
Acquisition of marketable securities	(9)	(49)	(9)	(126)	(1,035)
Proceeds from sale of marketable securities	21	-	9,055	89	10,144
Additions to mineral properties, net of cost recoveries	(1,371)	(3,113)	(3,010)	(6,996)	(23,400)
Acquisition of mineral property	-	-	-	(452)	(3,332)
Additions to plant and equipment	(95)	(530)	(419)	(17,165)	(19,061)
Proceeds on disposal of mineral property - Note 5	-	-	188	-	188
Proceeds on disposal of plant and equipment	-	-	-	-	52
Short-term loan receivable	-	350	-	-	-
Cash transferred to Allied Nevada Gold Corp., net of receivable	-	-	-	-	(24,517)
Net cash provided by/(used in) investing activities	(1,454)	(3,342)	5,805	(24,650)	(60,961)

Cash flows from financing activities:
Net proceeds from equity financings - Note 8	20,707	-	20,707	-	75,116
Repurchase of convertible debt - Note 7	(866)	-	(866)	-	(866)
Proceeds from exercise of warrants	-	-	-	2,941	39,020
Proceeds from exercise of stock options	-	70	-	139	2,794
Issuance of convertible notes, net of issuance costs	-	-	-	28,390	28,345
Prepaid transaction costs	-	-	-	-	(1,841)
Net cash provided by financing activities	19,841	70	19,841	31,470	142,568

Increase/(decrease) in cash and cash equivalents - continuing operations	17,423	(4,978)	20,457	1,835	56,319
Increase/(decrease) in cash and cash equivalents - discontinued operations (Note 3)	-	-	-	(294)	(23,270)
Net increase/(decrease) in cash and cash equivalents	17,423	(4,978)	20,457	1,541	33,049

Cash and cash equivalents, beginning of period - continuing operations	16,300	23,205	13,266	16,686	674

Cash and cash equivalents, end of period	$33,723	$18,227	$33,723	$18,227	$33,723

Supplemental cash flow information - Note 13

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

1.           General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of September 30, 2009 have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 15, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

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

Changes in accounting policies

In February 2008, the CICA issued Section 3064, “Goodwill and Intangible Assets”, which replaces Section 3062, “Goodwill and Intangible Assets,” and results in a withdrawal of CICA Section 3450, “Research and Development Costs,” and amendments to Accounting Guideline (AcG) 11, “Enterprises in the Development Stage,” and CICA Section 1000, “Financial Statement Concepts.” The standard intends to reduce the differences with International Financial Reporting Standards (“IFRS”) in the accounting for intangible assets and results in closer alignment with U.S. GAAP. Under former Canadian standards, more items were recognized as assets than under IFRS or U.S. GAAP. The objectives of CICA Section 3064 are to reinforce the principle-based approach to the recognition of assets only in accordance with the definition of an asset and the criteria for asset recognition.  This standard is effective for the Corporation commencing January 1, 2009. The Corporation has determined there is no impact on its current financial statements.

3.           Amayapampa disposal consideration

On April 7, 2008, the Corporation entered into an agreement to dispose of its wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held the Corporation’s interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay to the Corporation, $3.0 million in three payments of $1.0 million. The first of these payments will be due and payable upon the start of Commercial Production (as defined in the purchase and sale agreement) at Amayapampa followed by $1.0 million payments on each of the first and second anniversaries of the start of commercial production.  In addition, Republic agreed to pay to the Corporation a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable, when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable, and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces and no NSR payments are due to the Corporation if the gold price is below $500 per ounce.   The fair value of the consideration received upon the disposal of the Amayapampa project has been calculated as of September 30, 2009 using probability weighted cash flow scenarios and assumptions including future gold prices, estimated gold production and the timing of commencement of commercial production.  The majority of these inputs in the “income approach” valuation model used by the Corporation are considered to be level three unobservable inputs as defined by SFAS No. 157, “Fair Value Measurements.”  These are the Corporation’s own assumptions based on management’s best estimates and the best information available at the time.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

4.           Marketable securities

	At September 30, 2009			At December 31, 2008
	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value

Allied Nevada Gold Corp.	$-	$-	$-	$2,194	$5,547	$7,741
Esperanza Silver Corp.	10	65	75	10	35	45
Luzon Minerals	12	16	28	12	-	12
Nevgold Resources Corp.	59	56	115	44	-	44
Other	335	238	573	480	(169)	311
	$416	$375	$791	$2,740	$5,413	$8,153

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

5.           Mineral properties

	2008	2009
	December 31, net balance	Acquisition costs	Disposal of mineral property	Option payments	Exploration & land costs	Capitalized interest	Capitalized stock based compensation	Year to date activity	September 30, ending balance
Long Valley, United States	960	-	-	-	18	-	-	18	978
Yellow Pine, United States	878	-	-	-	3	-	-	3	881
Paredones Amarillos, Mexico	9,237	-	-	-	1,247	2,330	70	3,647	12,884
Guadalupe de los Reyes, Mexico	3,136	-	-	-	133	-	5	138	3,274
Awak Mas, Indonesia	3,757	-	-	-	166	-	1	167	3,924
Mt. Todd, Australia	11,967	-	-	-	1,390	-	51	1,441	13,408
Other	472	-	(321)	50	17	-	-	(254)	218
	$30,407	$-	$(321)	$50	$2,974	$2,330	$127	$5,160	$35,567

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

A write-down in the carrying values of one or more of the Corporation’s mineral properties may be required in the future as a result of events and circumstances, such as the Corporation’s inability to obtain all the necessary permits, resulting in an evaluation of gold resources and the application of an impairment test which is based on estimates of gold resources and gold prices. The Corporation has determined that no impairment provision is currently required.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

As of September 30, 2009, the Corporation had not yet received the necessary permits needed to begin development and construction of the Paredones Amarillos gold project.  The Corporation has subsequently received the Temporary Occupation Permits ("TOPs"), which are a necessary prerequisite for the Change of Forest Land Use Permit ("CFLUP").  The Corporation has the necessary environmental permit and has completed the other prerequisite studies for the submittal of the CFLUP permit application and expects to file the permit application in the upcoming days.  See Note - 17.

On June 2, 2009, the Corporation sold most of its remaining patented mining claims in Colorado for cash proceeds of $188,000.  These claims had a book value of $321,000 and upon disposition the Corporation recognized a loss of $133,000.

6.           Property, plant and equipment

	September 30, 2009			December 31, 2008
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net

Paredones Amarillos, Mexico	18,168	26	18,142	18,006	12	17,994
Awak Mas, Indonesia	119	84	35	116	70	46
Mt. Todd, Australia	791	272	519	584	170	414
Corporate, United States	300	224	76	252	173	79
	$19,378	$606	$18,772	$18,958	$425	$18,533

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

The Notes are convertible at the holder’s or issuer’s discretion in accordance with the terms of the Notes.  The holder can convert all or part of the debt at any time prior to the Maturity Date or the business day immediately preceding the Redemption Date at a price of $6.00 per common share (subsequently adjusted to $4.80, as discussed below), subject to adjustment in certain circumstances.  The “Redemption Date” represents the date that the Notes will be redeemed in the event that the Corporation redeems the Notes.

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

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

On July 14, 2009, the Corporation entered into Note Repurchase Agreements (the “Whitebox Repurchase Agreements”) with Whitebox Combined Partners, LP (“Whitebox Combined Partners”), Whitebox Convertible Arbitrage Partners, LP (“Whitebox Convertible Arbitrage”) and Whitebox Special Opportunities Fund Series B Partners, LP (“Whitebox Special Opportunities”) whereby the Corporation agreed to repurchase their respective Notes.

Pursuant to the Whitebox Repurchase Agreements, the Corporation agreed to repurchase Notes (i) in the principal amount of $504,000 from Whitebox Combined Partners for an aggregate purchase price, including interest, of $331,800; (ii) in the principal amount of $510,000 from Whitebox Convertible Arbitrage for an aggregate purchase price, including interest, of $335,750; and (iii) in the principal amount of $319,000 from Whitebox Special Opportunities for an aggregate purchase price, including interest, of $210,008, based on a settlement date of July 14, 2009.  The Corporation allocated the consideration paid on the repurchase of the convertible notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction as is required under EIC 196.  A gain of $537,000 was recorded in the Corporation’s Consolidated Statement of Earnings and (Loss) as a result of the Notes repurchase.

The Whitebox Repurchase Agreements were initiated by Whitebox Advisors LLC and were not the result of any solicitation by or on behalf of the Corporation. The Corporation has not initiated any broader effort to repurchase or restructure any of its remaining Notes and did not act upon the basis of material non-public information in determining to enter into the Whitebox Repurchase Agreements.

The Corporation capitalizes interest and accretion based on expenditures on qualifying assets.  As of September 30, 2009, the Corporation had qualifying expenditures of approximately $17.8 million related to the equipment purchase for the Paredones Amarillos project.  The Corporation has expended approximately $27.3 million for ongoing operations at the Paredones Amarillos project.  This includes approximately $17.8 million towards the purchase of gold processing equipment to be used at the Paredones Amarillos project.  The remaining $2.7 million raised from the private placement, is restricted for, and will be used for ongoing development at the Paredones Amarillos project.

A reconciliation of the carrying value of the long-term liability portion of the Notes is as follows:

Principal amount of the Notes	$30,000
Issuance costs allocated to long-term liabilities	(1,531)
Conversion feature allocated to equity before issuance costs	(6,755)
Carrying value of the Notes upon issuance	21,714
Repurchase of $1.3 million of convertible notes	(1,103)
Accretion expense	3,626
Carrying value of the Notes at September 30, 2009	$24,237

8.           Capital stock

	Number of shares issued	Capital stock
As of December 31, 2008	34,475,829	$225,098

Public offering	8,800,000	17,809
Over-allotment	1,320,000	2,739

As of September 30, 2009	44,595,829	$245,646

On September 21, 2009, the Corporation completed a public offering of common shares pursuant to a shelf registration statement previously filed with the U.S. Securities and Exchange Commission (the “SEC”) and a shelf prospectus previously filed with certain Canadian securities regulatory authorities. The Corporation offered and sold 8.8 million common shares at a price of $2.25 per common share. The Corporation granted the underwriters a 30-day option to purchase up to 1.32 million additional common shares to cover over-allotments, if any.  Proceeds to the Corporation from the public offering, net of commissions, fees and expenses, were approximately $17.8 million.

On September 25, 2009, the Corporation completed the closing of the sale of 1.32 million common shares, pursuant to the underwriters' exercise of the over-allotment option, which the Corporation granted in connection with its public offering of common shares.  Consistent with the public offering of common shares that closed on September 21, 2009, the 1.32 million common shares were sold to Dahlman Rose & Company and Wellington West Capital Markets, as underwriters, at the public offering price of $2.25 per common share.  The over-allotment was made pursuant to the Corporation’s shelf registration statement filed with the SEC and a shelf prospectus filed with certain Canadian securities regulatory authorities.  With the sale of the additional 1.32 million common shares to the underwriters, 10.12 million common shares in total were sold in connection with the offering.  Proceeds to the Corporation from the over-allotment, net of commissions, were approximately $2.7 million.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

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

The fair value of stock options granted to employees and directors was estimated at the grant date using the Hull-White trinomial lattice option pricing model, using the following weighted average assumptions:

	September 2009	September 2008

Expected volatility	77.69 - 78.80%	55.07 - 55.19%
Risk-free interest rate	2.45 - 2.58%	3.09 - 3.15%
Expected lives (years)	5	5
Dividend yield	N/A	N/A

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

A summary of option activity under the Corporation’s Stock Option Plan as of September 30, 2009, and changes during the nine-month period then ended is set forth in the following table:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding - December 31, 2008	2,184,747	$4.39	3.55

Granted	50,000	2.15
Expired	(18,968)	3.35
Cancelled	(7,500)	4.13
Forfeited	(2,500)	3.22

Outstanding - March 31, 2009	2,205,779	$4.35	3.37

Expired	(9,484)	2.63

Outstanding - June 30, 2009	2,196,295	$4.36	3.13

Granted	810,000	1.82
Expired	(56,909)	2.42

Outstanding - September 30, 2009	2,949,386	$3.71	3.49

Exercisable - September 30, 2009	2,519,386	$4.03	3.26

A summary of the fair-value changes included in options within Shareholders’ Equity as of September 30, 2009 is set forth in the following table:

Fair Value
As of December 31, 2008	$4,634

Expensed	100
Capitalized as mineral properties	34
Granted	27
Expired	(62)
Cancelled	(14)
Forfeited	(2)

As of March 31, 2009	$4,717

Expensed	115
Capitalized as mineral properties	26
Expired	(25)

As of June 30, 2009	$4,833

Expensed	33
Capitalized as mineral properties	127
Granted	327
Expired	(132)

As of September 30, 2009	$5,188

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The total number of options outstanding at the end of the quarter is 2,949,386 with exercise prices ranging from approximately $1.77 to $7.45 and remaining lives of 0.11 to 4.98 years.  The total number of options outstanding represents 6.6% of issued capital.

A summary of the status of the Corporation’s unvested stock options as of September 30, 2009, is set forth below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2009	415,000	$1.49

Granted	25,000	1.06
Forfeited	(2,500)	1.30

Unvested - March 31, 2009	437,500	$1.30

Vested	(5,000)	1.35

Unvested - June 30, 2009	432,500	$1.30

Granted	405,000	0.91
Vested	(407,500)	1.32

Unvested - September 30, 2009	430,000	$0.92

As of September 30, 2009, there was $3,864,198 of unrecognized compensation expense related to the unvested portion of options outstanding.  This expense is expected to be recognized over a weighted-average period of 0.87 years.

10.           Contributed surplus

	September 30,	December 31,
	2009	2008
Balance, beginning of year	$1,387	$253

Cancelled options—Note 8	14	341
Expired options—Note 8	219	262
Expired warrants	-	531

Balance, end of year	$1,620	$1,387

11.           Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

	Accumulated other comprehensive income, before tax	Accumulated other comprehensive income, net of tax
As of December 31, 2008	$5,413	$4,602

Increases to fair market value during period	1,383	1,175
Increases due to realization of loss	7	6

As of March 31, 2009	$6,803	$5,783

Increases to fair market value during period	233	198
Decreases due to realization of gain	(6,822)	(5,798)

As of June 30, 2009	$214	$183

Increases to fair market value during period	176	149
Decreases due to realization of a gain	(14)	(13)

As of September 30, 2009	$376	$319

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

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

Financial Assets

The carrying amounts and fair values of financial assets are as follows:

		September 30, 2009		December 31, 2008
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents	Held-for-trading	$33,723	$33,723	$13,266	$13,266
Accounts receivable (1)	Loans and receivables	55	55	127	127
Amayapampa disposal consideration	Held-for-trading	4,813	4,813	4,813	4,813
Marketable securities (2)	Available-for-sale	791	791	8,153	8,153
Total financial assets		$39,382	$39,382	$26,359	$26,359

(1)	Carrying amount is a reasonable approximation of fair value.

(2)	The fair value represents quoted market prices in an active market.

Financial liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		September30, 2009		December 31, 2008
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities (1)	Other financial liabilities	$1,518	$1,518	$803	$803
Other long-term liabilities (1)	Other financial liabilities	228	228	225	228
Convertible notes (2)	Other financial liabilities	26,973	24,237	25,896	23,496
Total financial assets		$28,719	$25,983	$26,924	$24,527

(1)	Carrying amount is a reasonable approximation of fair value.

(2)
The carrying value of the convertible notes is being accreted to their maturity value over their expected life using the effective interest rate method.  The fair value of the convertible notes has been estimated using the net present value method for the full amount of the remaining $28.6 million debt.

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

13.           Supplemental cash flow information

There were no significant non-cash transactions during the nine-month period ended September 30, 2009.

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

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

14.           Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in Mexico, Australia, North America and Indonesia. The Corporation reported no revenues in the nine-month period ended September 30, 2009, or for the same period in 2008.  Geographic segmentation of mineral properties and plant and equipment is provided in Notes 5 and 6.

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

The significant differences in the consolidated statements of loss and comprehensive loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	Cumulative during Exploration Stage

Net earnings/(loss) – Canadian GAAP	$(1,717)	$(2,823)	$293	$(6,994)	$(41,948)
Exploration, property evaluation and holding costs - continuing operations (a)	(2,159)	(3,678)	(3,101)	(8,060)	(16,284)
Exploration, property evaluation and holding costs - discontinued operations (a)	-	-	-	-	4,016
Gain on sale of Amayapampa (f)	-	-	-	2,124	2,124
Gain on repurchase of convertible notes (d)	(122)	-	(122)	-	(122)
Interest accretion on convertible notes (d)	251	262	776	577	1,613
Amortization of debt issuance costs (d)	(69)	(78)	(202)	(152)	(427)
Future income tax benefit/(expense) (e)	(24)	114	757	207	(55)
Financing costs	-	-	-	-	(222)
Stock-based compensation expense (c)	-	-	-	-	2,251
Beneficial conversion feature	-	-	-	-	(2,774)
Net loss – U.S. GAAP	(3,840)	(6,203)	(1,599)	(12,298)	(51,828)
Unrealized gain on marketable securities	162	(758)	(5,038)	(1,382)	(7,210)
Comprehensive loss – U.S. GAAP	$(3,678)	$(6,961)	$(6,637)	$(13,680)	$(59,038)

Basic and diluted loss per share – U.S. GAAP	$(0.11)	$(0.18)	$(0.05)	$(0.36)

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended September 30,		Six Months Ended September 30,		Cumulative during Exploration
	2009	2008	2009	2008	Stage

Cash flows from operating activities, Canadian GAAP	$(964)	$(1,706)	$(5,189)	$(4,985)	$(25,288)
Additions to mineral properties, net (a)	(2,126)	(3,562)	(3,033)	(7,944)	(17,809)
Cash flows from operating activities, U.S. GAAP	(3,090)	(5,268)	(8,222)	(12,929)	(43,097)

Cash flows from investing activities, Canadian GAAP	(1,454)	(3,342)	5,805	(24,650)	(60,961)
Additions to mineral properties, net (a)	2,126	3,562	3,033	7,944	17,809
Cash flows from investing activities, U.S. GAAP	672	220	8,838	(16,706)	(43,152)

Cash flows from financing activities, Canadian GAAP	19,841	70	19,841	31,470	142,568
Cash flows from financing activities, U.S. GAAP	19,841	70	19,841	31,470	142,568

Net increase/(decrease) in cash and cash equivalents - continuing operations	17,423	(4,978)	20,457	1,835	56,319
Net increase/(decrease) in cash and cash equivalents - discontinued operations	-	-	-	(294)	(23,270)
Net increase/(decrease) in cash and cash equivalents	17,423	(4,978)	20,457	1,541	33,049

Cash and cash equivalents, beginning of period	16,300	23,205	13,266	16,686	674

Cash and cash equivalents, end of period	$33,723	$18,227	$33,723	$18,227	$33,723

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The significant differences in the consolidated balance sheets as at September 30, 2009, and December 31, 2008, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30, 2009			December 31, 2008
	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP

Current assets	$35,114	-	$35,114	$22,012	$-	$22,012
Property, plant and equipment (a)	54,339	(24,333)	30,006	48,940	(20,433)	28,507
Other assets	4,813	-	4,813	4,813	-	4,813
Total assets	$94,266	$(24,333)	$69,933	$75,765	$(20,433)	$55,332

Current liabilities	1,518	-	1,518	803	-	803
Convertible notes (d)	24,237	3,444	27,681	23,496	4,995	28,491
Other long-term liabilities	228	-	228	228	-	228
Total liabilities	25,983	3,444	29,427	24,527	4,995	29,522

Capital stock (b,c)	245,646	75,282	320,928	225,098	75,282	300,380
Special warrants	-	222	222	-	222	222
Warrants and options (c)	5,524	(85)	5,439	4,970	(304)	4,666
Contributed surplus (b,c)	1,620	5,046	6,666	1,387	5,265	6,652
Equity component of convertible notes (d)	5,998	(5,998)	-	6,298	(6,298)	-
Other comprehensive income (e)	319	144	463	4,602	901	5,503
Deficit (a,b,c,e,)	(190,824)	(102,388)	(293,212)	(191,117)	(100,496)	(291,613)
Total shareholders' equity	68,283	(27,777)	40,506	51,238	(25,428)	25,810

Total liabilities & shareholders' equity	$94,266	$(24,333)	$69,933	$75,765	$(20,433)	$55,332

In May 2009, the FASB issued Statement No. 165, “Subsequent Events”.  The new statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This statement became effective for the Corporation on September 30, 2009.  The Corporation reviewed events for inclusion in the financial statements through November 5, 2009, the date that the accompanying financial statements were issued.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance in determining when observable transaction prices or quoted prices in markets that have become less active require significant adjustment to estimate fair value.  This FSP became effective for the Corporation on September 30, 2009.  The Corporation has determined this FSP had no impact on its consolidated financial statements.

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends SFAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, the application of SFAS No. 157 relating to our non-financial assets and non-financial liabilities was adopted prospectively beginning January 1, 2009. See Note 12 — Financial
Instruments for additional information.  The Corporation has determined this FSP had no impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this standard requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Loss, of the amounts of consolidated net loss attributable to the parent and to the noncontrolling interest. This statement became effective for the Corporation on January 1, 2009. As of September 30, 2009, the Corporation did not have any minority interests.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(r) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(r) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(r) is effective for fiscal years beginning after December 15, 2008. The Corporation had no business combinations during the quarter ended September 30, 2009; therefore this standard had no impact on our consolidated financial statements.

16.           Related party transactions

On April 1, 2009, the Corporation entered into an agreement with Sierra Partners LLC (“Sierra”) to provide investor relations and corporate finance consulting services to the Corporation.  The founder and partner of Sierra is also a director of the Corporation. Under the terms of the agreement, Sierra will provide consulting services to the Corporation commencing April 1, 2009 and ending on March 31, 2010.  Sierra will assist with the Corporation’s efforts to maintain an Investor Relations program and provide support and analysis of the Corporation’s general corporate finance and strategy efforts.  As compensation for these services, the Corporation agreed to pay to Sierra a monthly retainer fee of $10,000 during the term and issue to Sierra 60,000 of the Corporation’s stock options.  As of September 30, 2009, the Corporation had made payments totaling $60,000 and had issued the 60,000 stock options with a recorded expense of $30,363.

17.           Subsequent events

Receipt of Temporary Occupation Permits for Paredones Amarillos Gold Project

On October 28, 2009, the Corporation announced that Minera Paredones Amarillos S.A. de C.V. (“MPA”), the Corporation’s wholly-owned Mexican subsidiary, has received the Temporary Occupation Permits for the Paredones Amarillos gold project located in Baja California Sur, Mexico.

The Temporary Occupation Permits (one for each of the seven mining concessions that cover the area of the Paredones Amarillos gold project) formally grant MPA the right to use the surface land in the project area owned by the Mexican federal government.  With the Temporary Occupation Permits received, the Corporation has all of the documents necessary to file its application for the Change of Forest Land Use Permit which is required before the Corporation can commence development of the Paredones Amarillos gold project.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. (“Vista,” “Vista Gold” or the “Corporation”) for the three- and nine-month periods ended September 30, 2009 have been prepared based on information available to us as of November 9, 2009.  This MD&A should be read in conjunction with the consolidated financial statements of Vista Gold for the three years ended December 31, 2008 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada.  Reference to Note 19 to the consolidated annual financial statements and Note 15 to the consolidated interim financial statements for the period ended September 30, 2009 (the “Consolidated Financial Statements”), should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements.  All amounts stated herein are in U.S. dollars in thousands (000’s), except per share, per ounce amounts and number of shares, unless otherwise noted.

Results from Operations

Our consolidated net loss for the three-month period ended September 30, 2009, was $1,717 or $0.05 per share compared to a consolidated net loss of $2,823 or $0.08 per share for the same period in 2008.  Our consolidated net earnings for the nine-month period ended September 30, 2009, was $293 or $0.01 per share compared to a consolidated net loss of $6,994 or $0.20 per share for the same period in 2008.  For the three-month period, the decrease in the consolidated net loss of $1,106 from the prior period is primarily due to a gain of $537 on the repurchase of convertible notes.  On July 14, 2009, we repurchased $1.333 million of our convertible notes for $866, which resulted in a gain.  Also contributing to the decrease in the consolidated net loss for the three-month period was an increase in the gain on currency translation of $256 and a decrease in corporate administration and investor relations of $419; these amounts were partially offset by an increase in exploration, property evaluation and holding costs of $167.  The increase in the consolidated net earnings of $7,287 for the nine-month period from the prior year period is largely due to a gain on disposal of marketable securities of $6,829. The gain was the result of the sale of our Allied Nevada Gold Corp. (“Allied”) shares which we retained in connection with the transaction that resulted in the formation of Allied and the transfer of Vista’s Nevada properties to Allied.  Also contributing to this increase was the gain on the repurchase of convertible notes of $537, a decrease in corporate administration and investor relations of $974 and an increase in the gain on currency translation of $295.  These increases have been partially offset by an increase in exploration, evaluation and holding costs of $272, an increase in the future income tax expense of $550, an increase in the write-down of marketable securities of $123 and a decrease in interest income of $352.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $412 for the three-month period ended September 30, 2009 and $1,014 for the nine-month period ended September 30, 2009, as compared with $245 and $742 for the same periods in 2008. For both the three-month and nine-month periods, there were no significant variances as we continue to move our projects towards development decisions.

Corporate administration and investor relations

Corporate administration and investor relations costs decreased to $1,320 during the three-month period ended September 30, 2009, compared with $1,739 for the same period in 2008.  The decrease of $419 from the respective prior period is primarily due to the following:

•
Stock-based compensation expense decreased by $359 for the three-month period ended September 30, 2009.  This decrease is primarily due to a decrease in the number of options granted during the prior year and vesting over time as well as an increase in the stock-based compensation amount being capitalized as mineral properties.

•	Legal costs decreased by $64 for the three-month period ended September 30, 2009.

Corporate administration and investor relations costs decreased to $3,305 for the nine-month period ended September 30, 2009 compared with $4,279 for the same period in 2008.  The decrease of $974 from the respective prior period is primarily due to the following:

•
Stock-based compensation expense decreased by $723 for the nine-month period ended September 30, 2009.  This decrease is primarily due to a decrease in the stock-based compensation expense for new grants, a decrease in the number of options granted during the year and an increase in the stock-based compensation amount being capitalized as mineral properties.

•	Securities and compliance fees expense decreased by $100 for the nine-month period ended September 30, 2009.
•	Audit, tax and Sarbanes-Oxley compliance fees decreased by $132 for the nine-month period ended September 30, 2009 as we work with our auditors and outside consultants to reduce these fees.

Depreciation and amortization

Depreciation and amortization expense increased to $66 during the three-month period ended September 30, 2009 and $180 for the nine-month period ended September 30, 2009, compared with $44 and $123 for the same periods in 2008.  The increases of $22 and $57 from the respective prior periods are mostly due to an increase in capital equipment at the Mt. Todd gold project and the Paredones gold project that has begun to be depreciated.

Interest expense

Interest expense of $560 during the three-month period ended September 30, 2009 was less than $617 for the same period in 2008.  This decrease is due to the repurchase of certain convertible notes during the period (see “Consolidated Financial Statements – Note 7”.) Interest expense increased to $1,723 for the nine-month period ended September 30, 2009, as compared with $1,386 for the same period in 2008.  This increase is because the senior secured convertible notes (the “Notes”) were issued on March 4, 2008 and therefore only 118 days of interest were recorded for the 2008 period.  For the three-month period ended September 30, 2009, $252 is attributable to the accretion of the debt discount and $308 is attributable to interest expense.  For the nine-month period ended September 30, 2009, $775 is attributable to the accretion of the debt discount and $948 is attributable to interest expense.  These amounts are approximately 43% of the full interest expense associated with the issuance of the Notes.  We capitalized the remaining 57% as additions to mineral properties in accordance with SFAS No. 34 and our accounting policy.

Other income and expense

Gain/(loss) on disposal of marketable securities

For the three-month period ended September 30, 2009, we realized a gain of $14 on the disposal of marketable securities.  There were no gains or losses for the same period in 2008. The gain for the three-month period in 2009 resulted from the sale of securities that had a book value of $6.

For the nine-month period ended September 30, 2009, we realized a gain of $6,829 on the disposal of marketable securities as compared to a loss on the disposal of marketable securities of $67 for the same period in 2008.  The gain of $6,829 was mostly the result of our sale on April 3, 2009, of all 1,529,848 common shares of Allied Nevada Gold Corp. for $9,016.  These shares had a book value of $2,194.

At September 30, 2009, we held marketable securities available for sale with a quoted market value of $791.  We purchased the securities for investing purposes with the intent to hold the securities until such time it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment.

Gain on repurchase of convertible notes

On July 14, 2009, Vista entered into Note Repurchase Agreements (the “Whitebox Repurchase Agreements”) with Whitebox Combined Partners, LP (“Whitebox Combined Partners”), Whitebox Convertible Arbitrage Partners, LP (“Whitebox Convertible Arbitrage”) and Whitebox Special Opportunities Fund Series B Partners, LP (“Whitebox Special Opportunities”) whereby the Corporation agreed to repurchase their respective Notes.

Pursuant to the Whitebox Repurchase Agreements, the Corporation agreed to repurchase Notes (i) in the principal amount of $504,000 from Whitebox Combined Partners for an aggregate purchase price, including interest, of $331,800; (ii) in the principal amount of $510,000 from Whitebox Convertible Arbitrage for an aggregate purchase price, including interest, of $335,750; and (iii) in the principal amount of $319,000 from Whitebox Special Opportunities for an aggregate purchase price, including interest, of $210,008, based on a settlement date of July 14, 2009. The Corporation allocated the consideration paid on the repurchase of the convertible notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction.  A gain of $537,000 was recorded in the Corporation’s Consolidated Statement of Earnings and (Loss) as a result of the convertible notes repurchase.  There were no similar transactions during the 2008 periods.

The Whitebox Repurchase Agreements were initiated by Whitebox Advisors LLC and were not the result of any solicitation by or on behalf of the Corporation. The Corporation has not initiated any broader effort to repurchase or restructure any of its remaining Notes and did not act upon the basis of material non-public information in determining to enter into the Whitebox Repurchase Agreements.

Interest income

Interest income decreased to $16 for the three-month period ended September 30, 2009 and $65 for the nine-month period ended September 30, 2009 as compared with $137 and $417 for the same periods in 2008.  The decreases of $121 and $352 from the respective prior periods are due falling interest rates in the market.

Future income tax (benefit)/expense

During the three-month period ended September 30, 2009, the future income tax benefit was $24 compared to a future income tax expense of $114 for the 2008 period.  During the nine-month period ended September 30, 2009, the future income tax expense was $757 compared with $207 for the same period in 2008.  The increase in the future tax benefit for the three-month period ended September 30, 2009 as compared to the 2008 period is the result of an increase in the unrealized holding gain on marketable securities which created a future tax benefit for the 2009 period as compared to an unrealized holding loss that created a tax expense for the 2008 period.   For the nine-month period ended September 30, 2009, the increase in the future income tax expense as compared to the prior periods is mostly the result of the sale of the Allied Nevada Gold Corp. shares on April 3, 2009.  In previous periods a future income tax benefit was recorded in respect of previously unrecognized tax loss carry forwards as these losses were expected to cover any taxable gains that would arise as a result of the increase in value of the marketable securities. When these securities were disposed of, the unrealized gains were transferred from other comprehensive income/(loss) to net earnings. Since no taxable gain arose on this disposal, an income tax expense was recorded in the current period to reverse the benefit recorded in prior periods. The net impact is such that no tax is payable on this disposal and accordingly the cumulative tax expense recorded in the Consolidated Statement of Earnings and (Loss) reflects the tax benefit associated with Vista’s remaining marketable securities.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $964 for the three-month period ended September 30, 2009, compared to $1,706 for the same period in 2008.  The decrease of $742 is mostly the result of a decrease in cash used for accounts payable, accrued liabilities and other of $588, a decrease in cash used for prepaids and other of $178, which was offset by an increase in cash used for accounts receivable of $37 and an increase in interest paid on our convertible notes of $11.

Net cash used in operating activities was $5,189 for the nine-month period ended September 30, 2009, compared to $4,985 for the same period in 2008.  The increase of $204 is mostly the result of the increase in interest paid of $669 on the Notes.  The Notes were issued on March 4, 2008 and therefore only 72 days of interest had accrued as of June 15, 2008, the date at which interest is paid.  Other variances include a decrease in cash received from accounts receivable of $93, a decrease in cash used for prepaids and other of $229, a decrease in cash used for accounts payable, accrued liabilities and other of $240 as well as an overall decrease in non-cash items of $7,800 which was offset by a decrease in the net loss of $6,993.

Investing activities

Net cash used in investing activities decreased to $1,454 for the three-month period ended September 30, 2009, as compared to $3,342 for the same period in 2008.  The decrease in cash used in investing activities of $1,888 is due to the following:

•
A decrease in cash used for additions to mineral properties of $1,742.  During the 2008 period we undertook a drilling program at the Mt. Todd gold mine and were in the process of completing a feasibility study for the Paredones Amarillos gold project.  These projects were completed during 2008.

•
A decrease in cash received from short-term loans of $350.  In connection with the sale of our Amayapampa gold project in April 2008 (see Consolidation Financial Statements — Note 3) we loaned to Republic $350 to cover ongoing expenses at the Amayapampa gold project.  They repaid this amount during the three-month period ended September 30, 2008.

Net cash provided by investing activities increased to $5,805 for the nine-month period ended September 30, 2009, as compared to net cash used in investing activities of $24,650 for the same period in 2008.  The increase in cash provided by investing activities of $30,455 is mostly the result of the following:

•
A decrease in the additions to plant and equipment of $16,746. During 2008, we completed a brokered private placement of $30,000 principal amount of Notes (see Consolidated Financial Statements — Note 7) and used $16,000 of the proceeds towards the purchase of gold processing equipment to be used at our Paredones Amarillos project, which included the costs of relocating the equipment to Edmonton, Alberta, Canada.  There was no similar purchase during the nine-month period ended September 30, 2009.

•
A decrease in the acquisition of mineral property of $452.  On January 24, 2008, we completed the acquisition of interests in various mineral properties adjacent to our Guadalupe de los Reyes project in Mexico.  The consideration paid by Vista for the acquisition of these interests included cash payments totaling $452.  There was no similar purchase during the nine-month period ended September 30, 2009.

•	An increase in the proceeds from the sale of marketable securities of $8,966. On April 3, 2009, we sold all 1,529,848 common shares of Allied Nevada Gold Corp. we held $9,016.
•
An increase in the proceeds received upon the disposal of mineral property.  In June 2009, we sold most of the remaining patented mining claims in Colorado for $188.  There were no similar transactions during the 2008 period.

•
A decrease in cash used for additions to mineral properties of $3,986.  During the 2008 period, we undertook a drilling program at the Mt. Todd gold mine and were in the process of completing a feasibility study for the Paredones Amarillos gold project.  These projects were completed during 2008.

Financing activities

Net cash provided by financing activities was $19,841 for the three-month period ended September 30, 2009, as compared to net cash provided by financing activities of $70 for the same period in 2008.  This increase is the result of the completion of a public offering on September 21, 2009 and the completion of the over-allotment on September 25, 2009 in which we offered and sold an aggregate 10.12 million common shares (see Consolidated Financial Statements – Note 8).  Proceeds to Vista after commission and other fees were $20.7 million.  There were no similar transactions during the three-month period in 2008.

Net cash provided by financing activities was $19,841 for the nine-month period ended September 30, 2009, as compared to $31,470 for the same period in 2008.  This decrease is primarily the result of the completion of the public offering and over-allotment as discussed during the three-month period as compared to the completion of a brokered private placement on March 4, 2008 in which we offered and sold $30,000 in aggregate principal amount of senior secured convertible notes (the “Notes”) (see Consolidated Financial Statements – Note 7).  Proceeds to Vista after legal and other fees were $28,390.

There were no warrant exercises or exercises of stock options during the three-month period ended September 30, 2009 as compared to stock option exercises of $70 during the 2008 period.  There were no warrant exercises during the three-month period in 2008.

There were no warrant exercises or exercises of stock options during the nine-month period ended September 30, 2009 as compared to stock option exercises of $139 and warrant exercises of $2,941 during the 2008 period.

Liquidity and Capital Resources

At September 30, 2009, our total assets were $94,266 compared to $75,765 at December 31, 2008, representing an increase of $18,501.  At September 30, 2009, we had working capital of $33,596 compared to $21,209 at December 31, 2008, representing an increase of $12,387.  This increase relates primarily to an increase in our cash balance from year end as a result of our public offering and the over-allotment during September 2009 (see Consolidated Financial Statements – Note 8).

The principal component of working capital at both September 30, 2009 and December 31, 2008, is cash and cash equivalents of $33,723 and $13,266, respectively.  Other components include marketable securities (September 30, 2009 — $791; December 31, 2008 — $8,153) and other liquid assets (September 30, 2009 - $600; December 31, 2008 - $593).

As a result of the delay in the issuance of the Change of Forest Land Use Permit at the Paredones Amarillos project and the current uncertainty in the resource and financial markets, management has adopted a revised plan and budget for the year 2009. The plan continues those programs necessary to expedite the development of the Paredones Amarillos project, while minimizing expenditures in other areas. We expect that in the event that financing for the Paredones Amarillos project is not available on acceptable terms in 2009, Vista has sufficient working capital to fund its planned operations at least through the end of 2010, without additional financing. We will continue to examine potential funding alternatives for the project, which may include project financing, debt financing or equity financing.

On September 21, 2009, we announced the closing of our previously announced public offering of common shares. The Corporation sold to Dahlman Rose & Company and Wellington West Capital Markets, as underwriters, 8.8 million common shares at a price of $2.25 per common share. The Corporation granted the underwriters a 30-day option to purchase up to 1.32 million additional common shares to cover over-allotments, if any.

On September 25, 2009, we announced the closing of the sale of 1.32 million common shares, pursuant to the underwriters' exercise of the over-allotment option, which Vista granted in connection with its public offering of common shares.  Consistent with the public offering of common shares that closed on September 21, 2009, the 1.32 million common shares were sold to Dahlman Rose & Company LLC and Wellington West Capital Markets, as underwriters, at the public offering price of $2.25 per common share.  The over-allotment and the public offering were made pursuant to Vista’s shelf registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”) and a shelf prospectus filed with certain Canadian securities regulatory authorities.  With the sale of the additional 1.32 million common shares to the underwriters, 10.12 million common shares in total were sold in connection with the offering.

Proceeds to the Corporation from the offering, net of commissions and expenses, were approximately $20.5 million, which includes net proceeds of approximately $2.7 million from the sale of the 1.32 million common shares pursuant to the underwriters’ exercise of the over-allotment option.

Vista intends to use the net proceeds from the offering (i) to fund drilling, exploration, and engineering/technical activities (including the preparation of a feasibility study) on its Mt. Todd gold project, (ii) to fund the engineering, design and other technical activities to advance its Paredones Amarillos gold project, (iii) to fund exploration activities and if warranted, drilling programs at its Guadalupe de los Reyes gold project and (iv) to fund acquisitions, and further development of acquired mineral properties, working capital requirements and/or for other general corporate purposes.

There has been a severe deterioration in global credit and equity markets.  This has resulted in the need for government intervention in major banks, financial institutions and insurers and has also resulted in greater volatility, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.    In September, we completed a financing for net proceeds of $20.5 million.  Management expects that the proceeds from this offering will be sufficient to meet our expenditures for corporate administration and day to day operations for the next 16 months and does not expect that we will require additional financing for such purposes during that time.  However, we do expect to seek project financing for our Paredones Amarillos gold project in the next three to six months.  Further, if our capital costs exceed management’s expectations or new project opportunities become available and desirable to us, we may need to access additional capital.  Further, our access to additional capital may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Contractual Obligations

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$33,580	$2,867	$30,713	$—	$—
Purchase obligations(2)	$300	$100	$200	$—	$—
Operating lease obligations	$42	$42	$—	$—	$—
Total	$34,022	$3,109	$30,913	$—	$—

(1)	Long-term debt obligations including interest payments related to the Corporation’s issuance of the Notes, are discussed in the Consolidated Financial Statements — Note 7.
(2)	Purchase obligations include option payments totaling $300 Long Valley project. We still have outstanding $300, of which $100 is to be paid in less than a year and $200 is to be paid in 1 to 3 years.

Transactions with Related Parties

On April 1, 2009, the Corporation entered into an agreement with Sierra Partners LLC (“Sierra”) to provide investor relations and corporate finance consulting services to the Corporation.  The founder and partner of Sierra is also a director of the Corporation. Under the terms of the agreement, Sierra will provide consulting services to the Corporation commencing April 1, 2009 and ending on March 31, 2010.  Sierra will assist with the Corporation’s efforts to maintain an Investor Relations program and provide support and analysis of the Corporation’s general corporate finance and strategy efforts.  As compensation for these services, the Corporation agreed to pay to Sierra a monthly retainer fee of $10,000 during the term and issue to Sierra 60,000 of the Corporation’s stock options.  As of September 30, 2009, the Corporation had made payments totaling $60,000 and had issued the 60,000 stock options with a recorded expense of $30,363.

Project updates

Mt. Todd Gold Project Metallurgical Test Results

On August 26, 2009, we announced the updated results of metallurgical tests completed for the Mt. Todd gold project.  As part of the on-going engineering studies on the development of the Mt. Todd gold project, Resource Development, Inc. (“RDi”) of Wheat Ridge, Colorado, JKTech Pty Ltd (“JKTech”) of Queensland, Australia, and Ausenco Services Pty Ltd (“Ausenco”) of Perth, Australia, recently completed additional successful metallurgical test programs and simulations.  The metallurgical tests were conducted on core from the 2008 Mt. Todd drilling program that is believed to be representative of approximately 80% of the ore contained in the pit shape identified in Vista’s May 2009 preliminary economic assessment (please refer to Vista’s press release dated June 4, 2009).

The RDi test work confirms a gold recovery of 82% in a whole ore leach circuit with ore that has been ground to a relatively coarse size of 80% passing 100 mesh.  JKTech completed testing to determine ore grinding characteristics for both conventional crushing/grinding as well as crushing with high pressure grinding rolls (“HPGR”) followed by grinding.  The results of the JKTech testing together with other information were used by Ausenco in a comminution circuit simulation.  The work by Ausenco confirmed earlier test work completed by Vista, and indicated energy and operating cost savings may be realized by utilizing HPGR technology for processing the Mt. Todd ore. The results of these studies and simulations will be incorporated into a preliminary feasibility study which Vista expects to complete by the end of the fourth quarter of this year.

Deepak Malhotra, PhD, an independent "qualified person" with in the meaning of National Instrument 43-101 - Standards of Disclosure for Mineral Projects ("NI 43-101") who supervised the preprations of the scientific and technical information regarding the Mt. Todd metallurgical results included in this Form 10-Q.

Paredones Amarillos Gold Project Feasibility Study Update Results and Project Update

On September 2, 2009, we announced the results of a feasibility study update (the “Updated Study”) completed by SRK Consulting (U.S.), Inc. (“SRK”) of Lakewood, Colorado, on our Paredones Amarillos gold project.

During the past four months prior to this announcement, Vista undertook a detailed review of its Paredones Amarillos gold project.  The Roberts & Schaefer Company, a large engineering firm based in Salt Lake City, Utah, reviewed the process facility design to optimize the process area layout, confirmed the proposed production parameters and constructability, and re-estimated the capital and operating costs for the process area. The re-estimated capital and operating costs were incorporated in the Updated Study of the project, which supersedes the economic evaluation reported in the Vista’s September 8, 2008 press release, in connection with the feasibility study of the Paredones Amarillos gold project (the “Feasibility Study”) and the related technical report entitled “Feasibility Study NI 43-101 Technical Report Vista Gold Corp. Paredones Amarillos Gold Project Baja California Sur, Mexico” dated October 20, 2008.  For more information on the Updated Study, please refer to the technical report entitled "Feasibility Study Update, NI 43-101 Technical Report, Vista Gold Corp., Paredones Amarillos Gold Project, Baja California Sur, Mexico" dated September 1, 2009 prepared by SRK that is available on SEDAR at www.sedar.com.

Other cost estimates for the proposed project were reviewed and updated by SRK and incorporated into the Updated Study to reflect current estimated capital and operating cost inputs and commodity prices.  The Updated Study estimates a decrease in capital and operating costs and improved project economics.  The mineral resources, mineral reserves, mine life and stripping ratios reported in the Feasibility Study remain unchanged.  The highlights from the Updated Study compared to the Feasibility Study results are shown in the following table:

Selected Operating, Cost and Return Estimates
Life-of-Mine Gold Production	1,203,000 ounces
Average Annual Gold Production	127,400 ounces per year (142,900 ounces per year for the first five years)
	Feasibility Study	Updated Study
Pre-Production Capital Costs
Total	$197.2 million	$189.8 million
$ per ounce gold produced	$165	$155
Cash Operating Costs ($ per ounce gold produced)
Life-of-Mine Average	$419	$406
Average for First Five Years	$380	$372
Financial Analysis
Average Gold Price	$771 per oz.1	$771 per oz.1	$950 per oz.2
Payback Period	3.4 years	2.9 years	2.3 years
NPV at 5% Discount Rate (pre-tax)	$128.9 million	$150.0 million	$303.9 million
Internal Rate of Return	21.0 % pre-tax 16.6 % after-tax	24.7 % pre-tax 19.6 % after-tax	37.8 % pre-tax 31.0 % after-tax
1) Feasibility Study Base Case Gold Price Profile ($850 for 1st 3 years, $725 thereafter) 2) $950 gold price demonstrates upside at current gold prices

Terry Braun, P.E. of SRK, an independent "qualified person" as defined by NI 43-101 supervised the preparation of the scientific and technical information regarding the Updated Study included in this Form 10-Q.

Updated Mineral Resources for the Guadalupe de los Reyes Gold Project

On September 3, 2009, we announced updated mineral resources for the Guadalupe de los Reyes gold project.

In January 2008, Vista consolidated the Guadalupe de los Reyes District by acquiring the interests of Grandcru Resources Corporation in the district.  In July 2009, Vista retained Pincock, Allen & Holt (“PAH”) of Lakewood, Colorado, to complete a mineral resource estimation for the district.  The mineral resource estimate found in the following table has been adjusted to reflect material removed from old underground workings.

Guadalupe de los Reyes Project Mineral Resource Estimates (0.50 g/t Cutoff)
	Metric Tonnes	Gold Grade (g/t)	Contained Gold Ounces	Silver Grade (g/t)	Contained Silver Ounces
Indicated	10,048,000	1.50	484,000	25.74	8,313,900
Inferred	4,888,000	2.02	316,800	59.98	9,425,500

The updated gold resource estimate was completed on August 12, 2009, by PAH, pursuant to Canadian National Instrument 43-101 (“NI 43-101”).  This updated gold resource estimate was completed utilizing standard industry software and resource estimation methodology.  Mr. López is the independent "qualified person", as defined by NI 43-101, who supervised the preparation of the scientific and technical information regarding the updated mineral resource estimate for the Guadalupe de los Reyes gold project included in this Form 10-Q.

For more information, please refer to the technical report entitled "Technical Report for the Guadalupe de los Reyes Gold-Silver Project, Sinaloa, Mexico" dated August 12, 2009 that is available on SEDAR at www.sedar.com.

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

Confirmatory Drilling Program at Paredones Amarillos Gold Project and Update on Permitting Progress

On August 4, 2009, Vista announced that it would be initiating a diamond drilling program at the Paredones Amarillos gold project, located in Baja California Sur, Mexico.  The program of diamond drill holes is designed to obtain samples to confirm process plant design criteria and provide additional validation of the mineral reserve model used for the feasibility study completed in September 2008 and announced in a press release dated September 8, 2008.  Vista received the final authorization to proceed with the drilling program on Friday, July 31, 2009, and mobilized the drilling contractor. Vista completed the drilling program as anticipated.  Vista expects to drill one more hole for hydro-geological testwork.  Vists expects to complete the evaluation of the results later in the fourth quarter.

Vista’s advisors and management have been working with Mexican authorities to expedite the permitting process at the Paredones Amarillos gold project. Vista was informed on October 28, 2009 that it had received the TOP (see “– Subsequent events – Receipt of Temporary Occupation Permits for Paredones Amarillos Gold Project” below).  Vista has already prepared the Change of Forest Land Use Permit application and obtained the environmental permit necessary to submit the application. Vista intends to submit the Change of Forest Land Use Permit application in the upcoming days.

Subsequent events

Receipt of Temporary Occupation Permits for Paredones Amarillos Gold Project

On October 28, 2009, we announced that Minera Paredones Amarillos S.A. de C.V. (“MPA”), our wholly-owned Mexican subsidiary, has received the Temporary Occupation Permits for the Paredones Amarillos gold project located in Baja California Sur, Mexico.

The Temporary Occupation Permits (one for each of the seven mining concessions that cover the area of the Paredones Amarillos gold project) formally grant MPA the right to use the surface land in the project area owned by the Mexican federal government.  With the Temporary Occupation Permits received, we have all of the documents necessary to file its application for the Change of Forest Land Use Permit (“CFLUP”) which is required before we can commence development of the Paredones Amarillos gold project.  We intend to file the CFLUP application in the upcoming days.

Changes in Accounting Policies and Recent Accounting Pronouncements

Changes in accounting policies

Effective January 1, 2009, we adopted the following standards updates by the Canadian Institute of Chartered Accountants (“CICA”).  These new standards have been adopted on a prospective basis with no restatement to prior period financial statements.

In February 2008, the CICA issued Section 3064, “Goodwill and Intangible Assets”, which replaces Section 3062, “Goodwill and Intangible Assets,” and results in a withdrawal of CICA Section 3450, “Research and Development Costs,” and amendments to Accounting Guideline (AcG) 11, “Enterprises in the Development Stage,” and CICA Section 1000, “Financial Statement Concepts.” The standard intends to reduce the differences with International Financial Reporting Standards (“IFRS”) in the accounting for intangible assets and results in closer alignment with U.S. GAAP. Under current Canadian standards, more items are recognized as assets than under IFRS or U.S. GAAP. The objectives of CICA Section 3064 are to reinforce the principle-based approach to the recognition of assets only in accordance with the definition of an asset and the criteria for asset recognition The standard will also provide guidance for the recognition of internally developed intangible assets (including research and development activities), ensuring consistent treatment of all intangible assets, whether separately acquired or internally developed.  This standard will be effective for fiscal years beginning on or after October 1, 2008. The Corporation has determined there is no impact on its current financial statements.

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

Note Regarding Forward-Looking Statements

This document and any document (or portion thereof) incorporated by reference into this document, contain “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.   All statements, other than statements of historical facts, included in this document, our other filings with the SEC and Canadian securities regulatory authorities and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:
•	estimates of future operating and financial performance;

•	potential funding requirements and sources of capital;

•	the timing, performance and results of feasibility studies;

•
timing and receipt of required land use, environmental and other permits for the Paredones Amarillos gold project and timing for completion of drilling and testing programs at the Paredones Amarillos gold project;

•	results of the drilling program and other test results at the Paredones Amarillos gold project

•	timing and outcome for the CFLUP for the Paredones Amarillos gold project;

•	plans to purchase remaining surface land or obtain rights-of-way required by the Paredones Amarillos gold project;

•	capital and operating cost estimates for the Paredones Amarillos gold project, and anticipated timing of commencement of construction at the Paredones Amarillos gold project;

•	plans for evaluation of the Mt. Todd gold project;

•	preliminary assessment results and plans for a preliminary feasibility study at the Mt. Todd gold project;

•	production estimates and timing for gold production at the Paredones Amarillos gold project and the Mt. Todd gold project;

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The price of gold fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $865 by December 31, 2008 and was $996 on September 30, 2009 and $1,051 on October 20.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

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

ITEM 4.                     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2009. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The trading price of the Corporation’s common shares has been and may continue to be subject to large fluctuations, which may result in losses to investors.  The high and low intraday sale prices of its common shares on the Amex were $13.55 and $4.34 in 2006; $9.45 and $3.80 in 2007; $5.95 and $0.77 in 2008; and $2.92 and $1.16 for the nine-months ended September 30, 2009 and on the TSX were CDN$14.95 and CDN$5.05 in 2006; CDN$10.68 and CDN$4.07 in 2007; CDN$5.99 and CDN$0.98 in 2008; and CDN$3.63 and CDN$1.40 for the nine-months ended September 30, 2009.  The trading price of the Corporation’s common shares may increase or decrease in response to a number of events and factors, including:

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

The Corporation had an accumulated deficit of approximately $191 million at both September 30, 2009 and December 31, 2008.

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

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

23.1	Consent of Pincock, Allen & Holt

23.2	Consent of Resource Development, Inc.

23.3	Consent of SRK Consulting (U.S.), Inc.
\
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA GOLD CORP.
(Registrant)

Date: November 9, 2009	By:	/s/ Michael B. Richings
Michael B. Richings
Executive Chairman and Chief Executive Officer

Date: November 9, 2009	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer