Form 10-K
period 2009-12-31
VISTA GOLD CORP
filed 2010-03-16
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 001-9025
VISTA GOLD CORP.
 (Exact Name of Registrant as Specified in its Charter)
Yukon Territory	98-0542444
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 5, 7961 Shaffer Parkway
Littleton, Colorado	80127
(Address of Principal Executive Offices)	(Zip Code)

(720) 981-1185
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares without par value	NYSE Amex Toronto Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No☒

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes o No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
      Large Accelerated Filer ☐                                                       Accelerated Filer ☒                                            Non-Accelerated Filer ☐  Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $59,000,000

The number of shares of the Registrant’s Common Stock outstanding as of March 16, 2010 was 44,679,024.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2010 Annual General Meeting of Shareholders.  See Part III.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”)—CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Further, the term “mineralized material” as used in this annual report, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC Industry Guide 7 standards.  We cannot be certain that any part of the mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant "reserves".  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

Mineral resources that are not mineral reserves have no demonstrated economic viability.  The preliminary assessments on the Mt. Todd, Awak Mas, Yellow Pine and Long Valley gold projects are preliminary in nature and include “inferred mineral resources” that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves.  There is no certainty that the preliminary assessments at the Mt. Todd, Awak Mas, Yellow Pine and Long Valley gold projects will ever be realized.

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

“strike length” means the horizontal dimension of an orebody or zone of mineralization.

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

USE OF NAMES

In this annual report, unless the context otherwise requires, the terms “we”, “our”, “Vista”, “Vista Gold” and the “Corporation”, refer to Vista Gold Corp. and its subsidiaries.

CURRENCY

Unless otherwise specified, all dollar amounts in this annual report are expressed in United States dollars.

METRIC CONVERSION TABLE

To Convert Imperial Measurement Units	To Metric Measurement Units	Multiply by
Acres	Hectares	0.4047
Feet	Meters	0.3048
Miles	Kilometers	1.6093
Tons (short)	Tonnes	0.9071
Gallons	Liters	3.7850
Ounces (troy)	Grams	31.103
Ounces (troy) per ton (short)	Grams per tonne	34.286

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including exhibits hereto and any documents that are incorporated by reference as set forth on the face page under “Documents incorporated by reference”, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this document, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	estimates of future operating and financial performance;

•	potential funding requirements and sources of capital;

•	the timing, performance and results of feasibility studies;

•
timing and receipt of required land use, environmental and other permits for the Paredones Amarillos gold project and timing for completion of drilling and testing programs at the Paredones Amarillos gold project;

•	results of the drilling program and other test results at the Paredones Amarillos gold project;

•
timing and outcome for the amendment to the Change of Forest Land Use Permit (“CUSF”) for the Paredones Amarillos gold project and the anticipated re-filing with the Mexican Secretariat of Environment of Natural Resources (“ SEMARNAT”);

•	our belief that SEMARNAT’s comments on the CUSF are without legal merit or beyond the scope of SEMARNAT’s legal authority;

•	our strategy for advancement of the permitting process for the Paredones Amarillos gold project including the possible court challenge to SEMARNAT’s notice;

•	plans to purchase remaining surface land or obtain rights-of-way required by the Paredones Amarillos gold project;

•	capital and operating cost estimates for the Paredones Amarillos gold project, and anticipated timing of commencement of construction at the Paredones Amarillos gold project;

•	plans for evaluation of the Mt. Todd gold project;

•	preliminary assessment results and plans for a preliminary feasibility study at the Mt. Todd gold project;

•	production estimates and timing for gold production at the Paredones Amarillos gold project and the Mt. Todd gold project;

•
potential for gold production at the Amayapampa gold project, timing and receipt of future payments in connection with the disposal of the Amayapampa gold project and status of legal proceedings in Bolivia;

•	ongoing debt service requirements for our outstanding $30 million aggregate principal amount of secured convertible notes (the “Notes”) and potential redemption or conversion of the Notes;

•	future gold prices;

•	future business strategy, competitive strengths, goals and expansion and growth of our business;

•	our potential status as a producer;

•	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;

•	plans and proposed timetables for exploration programs and estimates of exploration expenditures;

•	estimates of mineral reserves and mineral resources;

•	potential joint venture and partnership strategies in relation to our properties; and

•	future share price and valuation for the Corporation and for marketable securities held by us.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and information. These factors include risks such as:

•	our likely status as a “passive foreign investment company” for U.S. federal tax purposes;

•	feasibility study results and preliminary assessment results and the estimates on which they are based;

•	economic viability of a deposit;

•	delays in commencement of construction on the Paredones Amarillos gold project;

•	status of the governmental permits required for the Paredones Amarillos gold project;

•	the amendment and re-filing of the CUSF and uncertainty regarding the SEMARNAT’s review of the amended CUSF application;

•
uncertainty regarding potential court action against SEMARNAT in relation to the dismissal of the CUSF application and risks related to the outcome of such court action, including failure to receive approval of the CUSF application, uncertainty regarding our legal challenges to SEMARNAT’s issues with the CUSF and SEMARNAT’s authority in reviewing the CUSF application;

•	political factors influencing the approval of the CUSF;

•	possible impairment or write-down of the carrying value of the Paredones Amarillos gold project if the CUSF is not granted;

•	increased costs that affect our financial condition;

•	a shortage of equipment and supplies;

•	whether our acquisition, exploration and development activities will be commercially successful;

•	fluctuations in the price of gold;

•	inherent hazards of mining exploration, development and operating activities;

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

•
trading price of Common Shares in the capital of Vista Gold Corp. (“Common Shares”) and our ability to raise funds in new shares offerings due to future sales of our Common Shares in the public or private market;

•	difficulty in bringing actions or enforcing judgments against us and certain of our directors or officers outside of the United States;

•	acquisitions and integration issues;

•	potential negative impact of the issuance of additional Common Shares on the trading price of our Common Shares;

•	fluctuation in the price of our Common Shares;

•	the lack of dividend payments by us;

•	future joint venture and partnerships relating to our properties;

•	our lack of recent production and limited experience in producing;

•	reclamation liabilities, including reclamation requirements at the Mt. Todd gold project;

•	our historical losses from operations

•	historical production not being indicative of potential future production;

•	water supply issues;

•	governmental authorizations and permits;

•	environmental lawsuits;

•	lack of adequate insurance to cover potential liabilities;

•	our ability to retain and hire key personnel;

•	recent market events and conditions; and

•	general economic conditions.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information please see “Item IA. Risk Factors” below in this annual report on Form 10-K. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

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

Currently, our holdings include the Paredones Amarillos gold project in Mexico; the Mt. Todd gold project in Australia; the Guadalupe de los Reyes gold project in Mexico; the Yellow Pine gold project in Idaho; the Awak Mas gold project in Indonesia; the Long Valley gold project in California; and mining claims in Utah. We also own approximately 25% of the shares of Zamora Gold Corp., a company exploring for gold in Ecuador. Additional information about these projects is available under the section heading “Item 2. Properties,” below.

We do not produce gold and do not currently generate operating earnings. Through fiscal 2009 and fiscal 2010 to date, funding to acquire and explore gold properties and to operate the Corporation has been acquired through equity and debt financings consisting of private placements of equity units consisting of Common Shares and warrants to purchase Common Shares, public offerings of our Common Shares and, in March 2008, a brokered private placement of convertible notes. We expect to continue to raise capital through additional equity and/or debt financings, and through the exercise of stock options and warrants. We anticipate raising funds for interim financing needs through various bridge loan or convertible debt alternatives.

Vista Gold Corp. was originally incorporated on November 28, 1983 under the name “Granges Exploration Ltd.”. In November 1983, Granges Exploration Ltd. acquired all the mining interests of Granges AB in Canada. On June 28, 1985, Granges Exploration Ltd. and Pecos Resources Ltd. amalgamated under the name “Granges Exploration Ltd.” and on June 9, 1989, Granges Exploration Ltd. changed its name to “Granges Inc.”. On May 1, 1995, Granges and Hycroft Resources & Development Corporation were amalgamated under the name “Granges Inc.”. Effective November 1, 1996, Granges Inc. and Da Capo Resources Ltd. amalgamated under the name “Vista Gold Corp.”. Effective December 17, 1997, Vista Gold was continued from British Columbia to the Yukon Territory, Canada under the Business Corporations Act (Yukon Territory). On September 22, 2006, we entered into an Arrangement and Merger Agreement (the “Arrangement Agreement”) with Allied Nevada Gold Corp. (“Allied”), Carl Pescio and Janet Pescio (the “Pescios”), pursuant to which our Nevada-based mining properties and related assets were transferred to Allied and the Pescios’ interests in certain Nevada-based mining properties and related assets were transferred to Allied. Completion of the transaction occurred on May 10, 2007. The current addresses, telephone and facsimile numbers of the offices of the Corporation are:

Executive Office	Registered and Records Office
Suite 5 - 7961 Shaffer Parkway Littleton, Colorado, USA 80127 Telephone: (720) 981-1185 Facsimile: (720) 981-1186	200 - 204 Lambert Street Whitehorse, Yukon Territory, Canada Y1A 3T2 Telephone: (867) 667-7600 Facsimile: (867) 667-7885

Employees

As of December 31, 2009, we had 23 full-time employees, ten of whom were employed at our executive office in Littleton, Colorado, nine of whom were employed at the Paredones Amarillos project and four of whom were employed at our Mt. Todd gold project. We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

Segment Information

Segment information relating to the Corporation is provided in Note 19 to our Consolidated Financial Statements under the section heading “Item 7. Financial Statements and Supplementary Data” below.

Significant Developments in 2009

•
On December 28, 2009, we announced that our wholly owned subsidiary, Vista Gold (Barbados) Corp. had signed a Joint Venture Agreement with Pan Asia Resources Corporation (“Pan Asia”) with respect to the development of the Awak Mas gold project in Indonesia.  See the section heading “Item 2. Properties – Awak Mas, Indonesia” below.

•
On December 22, 2009, we announced that we had mobilized three drill rigs to our Mt. Todd gold project in Australia in anticipation of commencing a 14,000 meter drilling program beginning in early January of 2010.  See the section heading “Item 2. Properties – Mt. Todd, Northern Territory, Australia” below.

•
On October 28, 2009, we announced that Minera Paredones Amarillos S.A. de C.V. (“MPA”), our wholly-owned Mexican subsidiary, has received the Temporary Occupation Permits (“TOP”) for the Paredones Amarillos gold project located in Baja California Sur, Mexico.  The TOP (one for each of the seven mining concessions that cover the area of the Paredones Amarillos gold project) formally grant MPA the right to use the surface land in the project area owned by the Mexican federal government.  See the section heading “Item 2. Properties – Paredones Amarillos, Baja California Sur, Mexico” below.

•
On September 25, 2009, we announced the closing of the sale of 1.32 million Common Shares, pursuant to the underwriters' exercise of the over-allotment option, which we granted in connection with our public offering of Common Shares.  Consistent with the public offering of Common Shares that closed on September 21, 2009, the 1.32 million Common Shares were sold to Dahlman Rose & Company LLC and Wellington West Capital Markets, as underwriters, at the public offering price of $2.25 per Common Share.  The over-allotment and the public offering were made pursuant to our shelf registration statement filed with the SEC and a shelf prospectus filed with certain Canadian securities regulatory authorities.  With the sale of the additional 1.32 million Common Shares to the underwriters, 10.12 million Common Shares in total were sold in connection with the offering.

•
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

•
On September 3, 2009, we announced the results of an updated NI 43-101 mineral resource estimate on the Guadalupe de los Reyes gold-silver project.  See the section heading “Item 2. Properties – Guadalupe de los Reyes , Sinaloa, Mexico” below.

•
On September 2, 2009, we announced the results of an update to the Paredones Amarillos gold project feasibility study which included updated capital and operating costs and economic analyses.  See the section heading “Item 2. Properties – Paredones Amarillos, Baja California Sur, Mexico” below.

•
On August 26, 2009, we announced updated results of metallurgical tests completed for the Mt. Todd gold project.  See the section heading “Item 2. Properties – Mt. Todd, Northern Territory, Australia” below.

•
On August 4, 2009, we announced a diamond drilling program at the Paredones Amarillos gold project.  See the section heading “Item 2. Properties – Paredones Amarillos, Baja California Sur, Mexico” below.

•
On July 14, 2009, we entered into note repurchase agreements with Whitebox Combined Partners, LP, Whitebox Convertible Arbitrage Partners, LP and Whitebox Special Opportunities Fund Series B Partners, LP whereby we agreed to repurchase our Notes due March 4, 2011.  Pursuant to the repurchase agreements, we agreed to repurchase the Notes (i) in the principal amount of $504,000 from Whitebox Combined Partners, LP for an aggregate purchase price, including interest, of $331,800; (ii) in the principal amount of $510,000 from Whitebox Convertible Arbitrage Partners, LP for an aggregate purchase price, including interest, of $335,750; and (iii) in the principal amount of $319,000 from Whitebox Special Opportunities Fund Series B Partners, LP for an aggregate purchase price, including interest, of $210,008, based on a settlement date of July 14, 2009.

•
On June 23, 2009, we announced approval for preparation of a pre-feasibility study on our Mt. Todd gold project.  See the section heading “Item 2. Properties – Mt. Todd, Northern Territory, Australia” below.

•
On June 4, 2009, we announced the results of a preliminary economic assessment (the “Mt. Todd PEA”) for the Mt. Todd gold project. See the section heading “Item 2. Properties – Mt. Todd, Northern Territory, Australia” below.

•
On April 3, 2009, we announced that we had sold 1,529,848 shares of Allied Nevada Gold Corp. for approximately $9.0 million.  See the section heading “Item 7. Financial Statements and Supplementary Data – Note 4” below.

•
On January 26, 2009, we announced an updated gold resource estimate for the Batman deposit at the Mt. Todd Gold Project in Northern Territory, Australia.  See the section heading “Item 2. Properties – Mt. Todd Northern Territory, Australia” below.

Payments on Properties

Through the use of cash and equity units, consisting of our Common Shares and warrants to purchase Common Shares, as consideration, we continued our effort to build a portfolio of gold projects through a strategy that includes evaluation, acquisition and exploration of gold exploration and potential development projects with the aim of adding value to the projects. In addition, we continued our efforts to improve the value of our gold projects through exploration drilling and re-engineering the operating assumptions underlying previous engineering work. We continued with remaining scheduled payments on the Guadalupe de los Reyes and Yellow Pine gold projects. These payments are described under the section heading “Item 2. Properties” below. We are current with all our payment obligations.

Subsequent Events

On February 19, 2010, we announced that MPA had received notice from SEMARNAT that SEMARNAT has dismissed, on administrative grounds, MPA’s application for the Change of Forest Land Use Permit (“CUSF”) for our Paredones Amarillos gold project in Baja California Sur, Mexico.  See the section heading “Item 2. Properties - Paredones Amarillos, Baja California Sur, Mexico” below.

Corporate Organization Chart

The name, place of incorporation, continuance or organization, and percent of voting securities owned or controlled by Vista Gold Corp. as of December 31, 2009, for each subsidiary of Vista Gold Corp. is set out below.

Property Interests and Mining Claims

In the United States, our exploration activities are conducted in the states of California, Idaho and Utah. Mineral interests may be owned in these states by (a) the United States, (b) the state itself, or (c) private parties. Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for us to explore or develop such property. Generally, these agreements take the form of long term mineral leases under which we acquire the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. If the statutory requirements for the location of a mining claim are met, the locator obtains a valid possessory right to develop and produce minerals from the claim. The right can be freely transferred and, provided that the locator is able to prove the discovery of locatable minerals on the claims, is protected against appropriation by the government without just compensation. The claim locator also acquires the right to obtain a patent or fee title to his claim from the federal government upon compliance with certain additional procedures.

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

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Mexico, Australia, Indonesia and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States, Mexico, Indonesia, Australia and the other jurisdictions in which we operate. There are no current orders or directions relating to us with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative affects of these laws and regulations please see the section heading “Item 1A.—Risk Factors” below.

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

During 2009, there were no material environmental incidents or material non-compliance with any applicable environmental regulations. We estimate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for gold per ounce on the London Bullion Market over the past five years:

Year	High	Low	Average
2005	537	411	445
2006	725	525	603
2007	841	608	695
2008	1,011	713	872
2009	1,213	810	972
2010 (to March 15)	1,153	1,058	1,110

Data Source: www.kitco.com

Seasonality

During the winter, the Yellow Pine gold project is currently inaccessible due to snowfall. No other properties are subject to seasonality.

Available Information

We make available, free of charge, on or through our Internet website, at www.vistagold.com our annual report on Form 10-K and quarterly reports on Form 10-Q. We do not make available free of charge current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 due to our oversight.  We plan on making these available on our website moving into the future and past current reports on Form 8-K can be obtained free of charge upon request to our executive office at the address above under section heading “Item 1. Business Overview – Executive Office”.  Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this annual report on Form 10-K.

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

Risks Related to the Business of Vista Gold

We are likely a "passive foreign investment company" which will likely have adverse U.S. federal income tax consequences for U.S. shareholders

U.S. shareholders of our Common Shares should be aware that we believe we were classified as a passive foreign investment company (“PFIC”) during the taxable year ended December 31, 2009, and based on current business plans and financial projections, we believe there is a significant likelihood that we will be a PFIC during the current taxable year.  If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective "qualified electing fund" (“QEF Election”) or a "mark-to-market" election with respect to the Common Shares.  A U.S. shareholder who makes a QEF election generally must report on a current basis their share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders.  However, U.S. shareholders should be aware that there can be no assurance that we will satisfy record keeping requirements that apply to a QEF, or that we will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF rules, in event that we are a PFIC and a U.S. shareholder wishes to make a QEF Election.  Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares.  A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein.  This paragraph is qualified in its entirety by the discussion below under the heading “Certain U.S. Federal Income Tax Considerations.”  Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our Common Shares.  Feasibility study results and preliminary assessment results are based on estimates that are subject to uncertainty.

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

We require certain governmental authorizations and permits for our business, including our development plans and operating activities.  We could incur substantial costs or disruptions to our business if we cannot obtain, renew or maintain the necessary authorizations and permits.

A major risk inherent in our business is the requirement to obtain authorizations and permits from governmental authorities.  Delays in obtaining authorizations or permits, failure to obtain an authorization or permit or receipt of an authorization or permit with unreasonable conditions or costs could have a material adverse effect on our ability to develop one or more of our gold projects, including, but not limited to, the Paredones Amarillos and Mt. Todd gold projects.  The failure to obtain necessary permits could result in an impairment and write down of the carrying value of our projects.

We are awaiting receipt of permits needed before construction can begin on the Paredones Amarillos gold project.  We may experience delays in the commencement of construction on the Paredones Amarillos gold project due to delays in receiving the required permits.  There can be no assurance whether or when construction at the Paredones Amarillos gold project will commence.  If we are unable to acquire the required permits to mine the Paredones Amarillos gold project, then we will not have mineral reserves under SEC Industry Guide 7 or NI 43-101, which could result in an impairment and write down of the carrying value of the project.

There may be delays in commencement of construction on the Paredones Amarillos Gold Project.

Delays in commencement of construction could result from delays in receiving the required governmental permits including the CUSF, or other permits related to the construction of the desalination plant, pipeline, power line, or widening of the public access road, or from factors such as availability and performance of engineering and construction contractors, suppliers and consultants, availability of required equipment and receipt of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, could delay or prevent commencement of construction on the Paredones Amarillos gold project. There can be no assurance whether or when construction at the Paredones Amarillos gold project will commence or that the necessary personnel, equipment or supplies will be available to us if and when construction is commenced. If we are unable to acquire permits to mine the property, then we will have no reserves under U.S. Industry Guide 7 and NI 43-101, which could result in an impairment and write-down of the carrying value of the project.

There may be delays in obtaining the CUSF for the Paredones Amarillos Gold Project

Our CUSF application was recently dismissed on administrative grounds by the SEMARNAT.  Specifically, SEMARNAT dismissed the CUSF application, without a review of its substantive merit, for MPA’s alleged failure to provide certain information and satisfy procedural requirements.  We are currently working to clarify SEMARNAT’s specific requirements.  We intend to make the appropriate amendments and re-file the application.  The CUSF is required before we can commence construction of the Paredones Amarillos gold project.  Amending and resubmitting the CUSF for review by SEMARNAT will cause unknown delays in the commencement of the Paredones Amarillos gold project.  There are many variables and uncertainties involved throughout the CUSF application approval process which could further delay the application and therefore further delay commencement of the Paredones Amarillos gold project.

The final status of the governmental permits for the Paredones Amarillos Gold Project could negatively impact our mineral reserves.

We have not received all of the governmental permits for the Paredones Amarillos gold project. After dismissal for administrative reasons of our CUSF application, we have decided to apply for a new CUSF. However, there are many variables and uncertainties involved throughout the CUSF approval process and approval is not guaranteed. If we are unable to secure a CUSF, Mexican law will prohibit us from mining the Paredones Amarillos gold project and, accordingly, we will have no reserves at Paredones Amarillos under SEC Industry Guide 7 and NI 43-101, which could result in an impairment and write-down of the carrying value of the project.

Increased costs could affect our financial condition.

We anticipate that costs at our projects including the Paredones Amarillos gold project, Mt. Todd gold project and our Awak Mas gold project as well as other properties that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability and could result in an impairment.

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

Acquisitions and integration issues may expose us to risks.

Our business strategy includes making targeted acquisitions.  Any acquisition that we make may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial and geological risks.  Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition and integrate the acquired operations successfully with our operations.  Any acquisitions would be accompanied by risks.  For example, there may be significant decreases in commodity prices after we have committed to complete the transaction and have established the purchase price or exchange ratio; a material ore body may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant.  If we choose to use equity securities as consideration for such an acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

The issuance of additional Common Shares may negatively impact the trading price of our Common Shares.

We have issued equity securities in the past and may continue to issue equity securities to finance our activities in the future, including to finance future acquisitions, or as consideration for acquisitions of businesses or assets.  In addition, outstanding options and broker warrants to purchase Common Shares may be exercised, resulting in the issuance of additional Common Shares.  The issuance by us of additional Common Shares would result in dilution to our shareholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of our Common Shares.

The price of our Common Shares may fluctuate and may result in losses to investors.

The trading price of our Common Shares has been and may continue to be subject to large fluctuations, which may result in losses to investors.  The high and low intraday sale prices of our Common Shares on the Amex were $9.45 and $3.80 in 2007; $5.95 and $0.77 in 2008; and $3.38 and $1.16 in 2009 and on the TSX were CDN$10.68 and CDN$4.07 in 2007; CDN$5.99 and CDN$0.98 in 2008; and CDN$3.63 and CDN$1.40 in 2009.  The trading price of our Common Shares may increase or decrease in response to a number of events and factors, including:

•	trends in the gold mining industry and the markets in which we operate;

•	changes in the price of gold;

•	changes in financial estimates and recommendations by securities analysts;

•	acquisitions and financings;

•	global and regional political and economic conditions and other factors;

•	general stock market conditions;

•	the operating and share performance of other companies that investors may deem comparable to us; and

•	purchase or sales of blocks of our Common Shares.

This volatility may adversely impact the price of the Common Shares regardless of our operating performance.

We have never declared dividends.

We have never declared or paid any dividends on our Common Shares.  Currently, we intend to retain our earnings, if any, to finance the growth and development of the business and do not expect to pay dividends or to make any other distributions in the future, which may limit the way in which investors may realize any returns on their investment.

Joint ventures and other partnerships in relation to our properties may expose us to risks.

We may enter into joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of certain of the properties in which we have an interest.  Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership.  Further, we may be unable to exert control over strategic decisions made in respect of such properties.  Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our Common Shares.

We have no history of producing metals from our current mineral properties and limited recent experience with producing mines; there can be no assurance that we will successfully establish mining operations or profitably produce precious metals.

We have no history of producing metals from our current mineral properties.  We do not produce gold and do not currently generate operating earnings.  While we seek to move the Paredones Amarillos and Mt. Todd gold projects into production, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises including:

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

The costs, timing and complexities of mine construction and development may be increased by the remote location of our properties.  It is common in new mining operations to experience unexpected problems and delays during construction, development and mine start-up.  In addition, our management will need to be expanded.  This could result in delays in the commencement of mineral production and increased costs of production.  Accordingly, we cannot assure you that our activities will result in profitable mining operations or that we will successfully establish mining operations.

Our continuing historical reclamation obligations at the Mt. Todd gold project and our reclamation requirements on other properties could require significant additional expenditures.

We could be responsible for the reclamation obligations related to previous disturbances located on all of our properties, including the Mt. Todd gold project.  The Mt. Todd site was not reclaimed when the original mine closed and as a result, the dumps and heap leach pad require ongoing care and maintenance.  We provide that care and maintenance, but will not be responsible for the environmental liability resulting from previous operations until we make the decision to re-open the mine and have received the appropriate permits.  The satisfaction of any bonding requirements and continuing or future reclamation obligations on our properties will require a significant amount of capital.  There is a risk that we will be unable to fund these historical and future reclamation requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration or development activities on such properties, including at the Mt. Todd gold project.  Such events could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our Common Shares.

We have a history of losses and may incur losses in the future.

We have incurred losses since inception and may incur net losses in the future.  We incurred the following losses from operations during each of the following periods:

•	approximately $2 million for the year ended December 31, 2009;

•	approximately $10 million for the year ended December 31, 2008; and

•	approximately $13 million for the year ended December 31, 2007.

We had an accumulated deficit of approximately $193 million and $191 million as at December 31, 2009 and December 31, 2008, respectively.

We expect to continue to incur losses unless and until such time as one of its properties enters into commercial production and generates sufficient revenues to fund continuing operations.  We have committed and plan to continue to commit substantial capital and other resources to the ongoing development of the Paredones Amarillos and Mt. Todd gold projects.  The amount and timing of future expenditures will depend on a number of factors, including, but not limited to, the progress of ongoing development and operations, permitting matters, the timing of development, the costs of production, the commercial viability of production and other factors, some of which are beyond our control.  We cannot assure investors that we will ever achieve profitability.

Historical production of gold at our Mt. Todd gold project may not be indicative of the potential for future development or revenue.

The Mt. Todd gold project was an operating mine in the late 1990’s.  Based on a review of project files, our management believes that approximately 27.1 million short tons grading 0.031 gold ounces per ton and containing 826,000 ounces of gold were extracted between 1996 and the termination of mining in 2000.  Processing was by a combination of heap-leach production from oxide ore and cyanidation of sulfide ore.  The remaining mineralization consists of sulfide mineralization lying below and along strike of the existing open pit.  Historical production of gold from our Mt. Todd gold project may not be indicative of the potential for future development of the property.  Due to the uncertainties associated with exploration and development, including variations in geology and structure, there is no assurance that our development efforts will be successful or that prior operating results are reflective of additional or economically developable deposits.  Investors in our securities should not rely on historical operations as an indication that our mining properties will be placed into commercial production again or that such properties will produce revenues or be profitable.

We cannot assure you that we will have an adequate supply of water to complete desired exploration or development of our mining properties.

We have obtained permits and water rights that we currently use to service the activities on our various properties and we plan to obtain all required permits and water rights to serve other properties we may develop or acquire in the future.

However, the amount of water that we are entitled to use pursuant to our water rights must be determined by the appropriate regulatory authorities in the jurisdictions in which we operate.  Such regulatory authorities may amend the regulations regarding such water rights, increase the cost of maintaining such water rights, or eliminate our current water rights and we may be unable to retain all or a portion of such water rights.  In addition, water at the Mt. Todd gold project is expected to be provided from a raw water dam and reservoir.  Drought or drought-like conditions in the area feeding the reservoir could limit or extinguish this water supply.  Accordingly, there is no assurance that we will have access to the amount of water needed to explore or develop its properties or to operate a mine at its properties, which may prevent us from generating revenue, and which could materially adversely affect our financial condition, cash flows and the price of our Common Shares.

We could be subject to environmental lawsuits.

Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by the release of hazardous substances or other waste material into the environment on or around our properties.  There can be no assurance that our defense of such claims will be successful.  A successful claim against us could have a material adverse affect on our business prospects, financial condition, results of operation and the price of our Common Shares.

We do not insure against all risks to which we may be subject in our planned operations.

We do not maintain insurance to cover all of the potential risks associated with its operations.  We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all.  Insurance coverage may not continue to be available, or may not be adequate to cover all liabilities.  We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which we may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons.  Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our properties.  A significant loss could force us to reduce or terminate our operations on a specific project or altogether.

If we fail to hire and retain our key personnel, it may have an adverse effect on our operations.

We depend on a number of key personnel, including Michael B. Richings, our Executive Chairman and Chief Executive Officer, Frederick H. Earnest, our President and Chief Operating Officer, and Gregory G. Marlier, our Chief Financial Officer.  We rely heavily on these individuals for the conduct of our business.  We believe that our success depends on the continued service of our key officers and there can be no assurance that we will be able to retain any or all of such officers.  The loss of any one of these personnel could have an adverse effect on our operations.  We have employment contracts with each of these key personnel.  We do not have key man life insurance.

Our ability to manage growth effectively will require us to continue to implement and improve our management systems and to recruit and train new employees.  Although we have done so in the past and expect to do so in the future, we cannot assure you that we will be successful in attracting and retraining skilled and experienced personnel.

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

U.S. Federal Laws

The U.S. Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement (“EIS)” prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project we undertake.

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

Mexico Laws

We are required under Mexican laws and regulations to acquire permits and other authorizations before the Paredones Amarillos or Guadalupe de los Reyes gold projects can be developed and mined. Since the passage of Mexico’s 1988 General Law on Ecological Equilibrium and Environmental Protection, a sophisticated system for environmental regulation has evolved. In addition, the North American Free Trade Agreement requirements for regulatory standards in Mexico equivalent to those of the United States and Canada have obligated the Mexican government to continue further development of environmental regulation. Most regulatory programs are implemented by various divisions of the SEMARNAT. While we believe that we have or will be able to obtain on a timely basis the necessary permits to place the Paredones Amarillos gold project into production, there can be no assurance that we will be able to acquire updates to necessary permits or authorizations on a timely basis. See discussions of Paredones Amarillos permit status under the section heading “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” below. Likewise, there can be no assurance that we will be able to acquire the necessary permits or authorizations on a timely basis to place the Guadalupe de los Reyes gold project into production. Delays in acquiring any permit, authorization or updates could increase the development cost of the Paredones Amarillos gold project or the Guadalupe de los Reyes gold project, or delay the start of production. The most significant environmental permitting requirements, as they relate to the Paredones Amarillos and the Guadalupe de los Reyes gold projects are developing reports on environmental impacts; regulation and permitting of discharges to air, water and land; new source performance standards for specific air and water pollutant emitting sources; solid and hazardous waste management regulations; developing risk assessment reports; developing evacuation plans; and monitoring inventories of hazardous materials. If the Paredones Amarillos or the Guadalupe de los Reyes gold projects are found to not be in compliance with any of these requirements, we could incur significant compliance costs, or might have to delay the start of production.

Australia Laws

Mineral projects in the Northern Territory are subject to Australian federal and Northern Territory laws and regulations regarding environmental matters and the discharge of hazardous wastes and materials. As with all mining projects, the Mt. Todd gold project would be expected to have a variety of environmental impacts should development proceed. We are required under Australian laws and regulations (federal, state and territorial) to acquire permits and other authorizations before the Mt. Todd gold project can be developed and mined. In Australia, environmental legislation plays a significant role in the mining industry. Various environmental documents such as the EIS over the Mt. Todd gold project, covering studies on, inter alia, air, water, pollution, hazardous and toxic wastes, reclamation of mining area, etc. must be prepared and submitted to the Mining and Petroleum Authorizations and Evaluation Division of the Department of Primary Industries, Fisheries and Mines of the Northern Territory government for approval.

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

Indonesia Laws

We are required under Indonesian laws and regulations to acquire permits and other authorizations before our Indonesian mining project, the Awak Mas gold project, can be developed and mined. In Indonesia, environmental legislation plays a significant role in the mining industry. Various environmental documents such as the analysis of environmental impact (“AMDAL”) concerning the Awak Mas gold project, covering studies on, inter alia, air, water, land, pollution, hazardous and toxic wastes and reclamation of mining area, must be prepared and submitted to the Ministry of Environment for approval. In addition, we are also required to submit periodical environmental reports to the relevant environmental government agencies pursuant to the AMDAL and other required environmental licenses (e.g. license for tailing waste).

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

In April 2008, we announced the disposal of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. See section heading  “Item 7. Financial Statements and Supplementary Data—Note 3—Dispositions” below. Under the terms of the transaction, Republic has agreed to pay us $3.0 million in three payments of $1.0 million. The first of these payments is due and payable upon the start of commercial production (as defined in the purchase and sale agreement, see “Exhibit 10.39”) at Amayapampa followed by $1.0 million payments on each of the first and second anniversaries of the start of commercial production. In addition, Republic has agreed to pay us a net smelter return royalty on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. The Amayapampa gold project is not currently in production and we cannot assure that it will ever become a producing mine or, if production is commenced at the mine, the timing and amounts for any such production. Further, having disposed of the Amayapampa gold project, we will have no control over the development of this project. Depending on whether and when production commences at Amayapampa and levels of production achieved, receipt by us of the future payments contemplated by the purchase and sale agreement for the Amayapampa gold project is subject to uncertainty. Finally a number of legal proceedings have been initiated in Bolivia with respect to the ownership interests in the mining concessions comprising the Amayapampa gold project. Although we are not a party to these proceedings, if these challenges are successful, then we may lose its royalty and payment stream described above.

Leverage as a result of our outstanding convertible notes may harm our financial condition and results of operations.

On March 7, 2008, we announced the closing of a private placement in which we issued $30 million in aggregate principal amount of the Notes. The Notes are convertible into our Common Shares at the option of the holder at a conversion price of $6.00 per share, subject to adjustment in certain circumstances, including if our Common Shares are trading on the NYSE Amex at less than $5.00 on March 4, 2009, or we issue Common Shares, or securities convertible into Common Shares, at a price of less than $6.00 during the term of the Notes, subject to a minimum conversion price of $4.80. Pursuant to the terms of the Notes, on March 4, 2009, the conversion price of the Notes was automatically adjusted from $6.00 per share to $4.80 per share. As a result of the adjustment, 6.25 million Common Shares were issuable upon conversion of the Notes.  Prior to the adjustment 5 million Common Shares were issuable upon conversion of the Notes.

On July 14, 2009, we entered into the “Whitebox Repurchase Agreements with the Whitebox Combined Partners, the Whitebox Convertible Arbitrage and the Whitebox Special Opportunities whereby we agreed to repurchase their respective Notes.  Pursuant to the Whitebox Repurchase Agreements, we agreed to repurchase Notes (i) in the principal amount of $504,000 from Whitebox Combined Partners for an aggregate purchase price, including interest, of $331,800; (ii) in the principal amount of $510,000 from Whitebox Convertible Arbitrage for an aggregate purchase price, including interest, of $335,750; and (iii) in the principal amount of $319,000 from Whitebox Special Opportunities for an aggregate purchase price, including interest, of $210,008, based on a settlement date of July 14, 2009.  As a result, as of the date of this annual report, 5.972 million Common Shares are issuable upon conversion of the outstanding Notes.

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

We cannot assure you that such measures will be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all. If we do not generate sufficient cash flow from operation, and additional financings, borrowings or refinancings, or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet our obligations, including payments on the Notes. See the section heading “Item 1A. Risk Factors—Recent market events and conditions” and “—General economic conditions” below.

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

Some of our directors are directors or officers of other natural resource or mining-related companies. C. Thomas Ogryzlo is the President and Chief Executive Officer of Polaris Energy Corp. and is a director of Birim Goldfields Inc. and Baja Mining Corp.  W. Durand Eppler is director of Augusta Resource Corporation, and a director of Golden Minerals Company. Tracy Stevenson is the non-executive chairman and a director of Quaterra Resources Inc. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict at a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, the company in question will establish a special committee of independent directors to review a matter in which any directors, or management, may have a conflict. In accordance with the laws of the Yukon Territory, the directors of all Yukon Territory companies are required to act honestly, in good faith and in the best interests of a company for which they serve as a director.

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

Future sales of substantial amounts of our Common Shares or securities exchangeable, convertible or exercisable for Common Shares in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our Common Shares and could impair our ability to raise capital through future offerings of equity or equity-related securities. In March 2008, we announced the closing of a private placement in which we issued $30 million in aggregate principal amount of the Notes. (See section heading “Item 1A. Risk Factors—Leverage as a result of our outstanding convertible notes may harm our financial condition and results of operations” above.) In July 14, 2009, we repurchased $1,333,000 in aggregate principal amount of the Notes from certain noteholders.  The Notes are convertible into Common Shares at the option of the holder at a conversion price of $6.00 per share, subject to adjustment in certain circumstances, including if our Common Shares are trading on the NYSE Amex at less than $5.00 on March 4, 2009, or we issue Common Shares, or securities into Common Shares, at a price of less than $6.00 during the term of the Notes, subject to a minimum conversion price of $4.80. Pursuant to the terms of the Notes, on March 4, 2009, the conversion price of the Notes was automatically adjusted from $6.00 per share to $4.80 per share. As a result of the adjustment, as of the date of this annual report, 5.972 million Common Shares are issuable upon conversion of the Notes. Shareholders would suffer dilution upon the conversion of the Notes into our Common Shares. For example, if all $28.667 million of outstanding Notes were converted at the minimum conversion price of $4.80, this would result in the issuance of an additional 5,972,292 Common Shares, or 13.4% of our issued and outstanding Common Shares on March 16, 2010, upon conversion of the Notes. No prediction can be made as to the effect, if any, that future sales of Common Shares or securities exchangeable, convertible or exercisable for Common Shares or the availability of Common Shares for future sale, will have on the trading price of our Common Shares.

It may be difficult to enforce judgments or bring actions outside the United States against us and certain of our directors and officers.

We are a Canadian corporation and certain of our directors and officers are neither citizens nor residents of the United States. A substantial part of the assets of several of these persons, and of us, are located outside the United States. As a result, it may be difficult or impossible for an investor:

•
to enforce in courts outside the United States judgments obtained in United States courts based upon the civil liability provisions of United States federal securities laws against these persons and us; or

•	to bring in courts outside the United States an original action to enforce liabilities based upon United States federal securities laws against these persons and us.

Recent market events and conditions

In 2007, 2008 and 2009, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, sub-prime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008 and 2009, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase its cost of obtaining, capital and financing for its operations. Our access to additional capital may not be available on terms acceptable to us or at all.

General economic conditions

The recent unprecedented events in global financial markets have had a profound impact on the global economy. Many industries, including the gold mining industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity, foreign exchange and precious metal markets, and a lack of market liquidity. A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect our growth and profitability. Specifically:

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

These factors could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

We do not have any unresolved comments from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2.  PROPERTIES.

Detailed information is contained herein with respect to the Paredones Amarillos, Mt. Todd, Yellow Pine, Guadalupe de los Reyes, Long Valley and Awak Mas gold projects. The Corporation holds the Paredones Amarillos and Guadalupe de los Reyes gold projects through its wholly-owned subsidiary, Minera Paredones Amarillos S.A. de C.V.; the Mt. Todd gold project is held through its wholly-owned subsidiary, Vista Gold Australia Pty Ltd., the Awak Mas gold project is held through its indirect wholly-owned subsidiary, PT Masmindo Dwi; the Yellow Pine gold project is held through its indirect wholly-owned subsidiary, Idaho Gold Resources LLC.; and the Long Valley gold project is held through its indirect wholly-owned subsidiary Vista Gold California LLC.  Pan Asia Resources Corporation has an option to earn a 60% interest in the Awak Mas project.  See the section heading “Item 2. Properties—Awak Mas, Indonesia” below. Units of measurement are reported in Imperial units for properties in the U.S. and in metric units for properties outside the U.S.

Cautionary Note to U.S. Investors:  This section and other sections of this annual report on Form 10-K contain the terms “measured mineral resources,” “indicated mineral resources,” “inferred mineral resources,” “proven mineral reserves,” and “probable mineral reserves” as defined in accordance with NI 43-101. Please note the following regarding these terms:

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

Please see “Cautionary Note to U.S. Investors regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” for further discussion on the differences between terms under NI 43-101 and SEC Industry Guide 7.

Cautionary Note To All Investors Concerning Economic Assessments That Include Inferred Resources: Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary assessments on the Mt. Todd, Awak Mas, Yellow Pine and Long Valley gold projects are preliminary in nature and include “inferred mineral resources” that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. There is no certainty that the preliminary assessments at the Mt. Todd, Awak Mas, Yellow Pine and Long Valley gold projects will ever be realized.

The disclosure in this annual report of a scientific or technical nature for Vista Gold’s mineral properties is based on the following technical reports prepared in accordance with NI 43-101:

(i)
“Feasibility Study Update, NI 43-101 Technical Report, Vista Gold Corp., Paredones Amarillos Gold Project, Baja California sur, Mexico” dated September 1, 2009 prepared by or under the supervision of Terry Braun of SRK Consulting (US), Inc., Steven Ristorcelli and Thomas Dyer of Mine Development Associates Inc., Deepak Malhotra of Resource Development Inc. and David Kidd of Golder Associates Inc., each an independent qualified person;

(ii)
“Mt. Todd Gold Project Updated Preliminary Economic Assessment Report, Northern Territory, Australia” dated June 11, 2009 prepared by or under the supervision of Mr. John Rozelle of Tetra Tech MM, Inc., an independent qualified person;

(iii)
“Technical Report for the Guadalupe de los Reyes Gold-Silver Project, Sinaloa, Mexico” dated August 12, 2009 and amended and restated on December 8, 2009 prepared by or under the supervision of Leonel Lopez of Pincock, Allen & Holt, an independent qualified person;

(iv)
“CNI 43-101 Technical Report, Preliminary Assessment of the Yellow Pine Project, Yellow Pine, Idaho” dated December 13, 2006 prepared by or under the supervision of Richard Lambert and Barton Stone of Pincock, Allen & Holt, each an independent qualified person;

(v)
“Technical Report, Preliminary Assessment, Long Valley Project, Mono County, California, USA” dated January 9, 2008 prepared by or under the supervision of Neil Prenn and Thomas Dyer of Mine Development Associates, and Deepak Malhotra of Resource Development Inc., each an independent qualified person; and

(vi)
“Preliminary Assessment, Awak Mas Gold Project, Sulawesi, Indonesia” dated January 16, 2008 prepared by or under the supervision of John Rozelle, of Gustavson Associates, LLC, an independent qualified person.

The technical information has been updated with current information where applicable.

Paredones Amarillos

Property Description and Location

Paredones Amarillos is located 55 kilometers southeast of the city of La Paz (population approximately 220,000), in the Mexican state of Baja California Sur and is accessed by paved and dirt roads. The project area covers over 3,710 hectares and is comprised of fifteen mining concessions. A map showing the location of the mining concessions and a table with a list of the mining concessions and the holding requirements follow.

590000E
595000E
NORTH
0
1
2
Kilometers
2620000N
2615000N
Unpaved Access Road
Concessions
EL PICACHUDO
189602
TOCOPILLA
204511
VALLE PERDIDO
REDUCCION 2
227346
LA RICA
206545
LA DIFICULTAD
203910
JULIA
204485
SAN ANTONIO
180064
Approximate Area of
Known Mineralization
EL ARBOL
DE ORO
184973
LA ENCANTADA
FRACCION 1
218399
MAILE
207581
VALLE PERDIDO
FRACCION I
LA ENCANTADA
FRACCION II
218415
LA ENCANTADA
FRACCION I
218417
LA ENCANTADA
FRACCION 2
218398
CERRO
PEDREGOSO
218397
Los Saucos
Agua
de Enmedio
El Saucito
Jesus Maria
Hierba
del Marzo
Pacific
Ocean
Mexico
VISTA
GOLD
CORP.
Paredones Amarillos
Project

Paredones Amarillos Mining Concessions Controlled by Vista Gold

Project is centered at approximately UTM coordinates 592500E, 2618000N (NAD27) All concessions are located on INEGI official map number F12B23
Concession Name	Serial Number	Surface Area (hectares)	Location Date	Expiration Date	Annual Fees (in Mexican Pesos)
San Antonio	180064	151.3647	3/23/1987	3/22/2037	30,512
El Arbol De Oro	184973	162.0000	12/13/1989	12/12/2039	32,656
El Picachudo	189602	348.0000	12/5/1990	12/4/2040	70,150
La Dificultad	203910	454.0218	11/5/1996	11/4/2046	91,522
Julia	204485	469.4073	2/21/1997	2/20/2047	94,624
Tocopilla	204511	582.4949	2/28/1997	2/27/2047	117,420
La Rica	206545	481.1593	1/23/1998	1/22/2048	96,992
Maile	207581	296.9883	6/30/1998	6/29/2048	59,866
Cerro Pedregoso	218397	46.6493	11/5/2002	11/4/2052	1,328
La Encantada Fracc. 2	218398	12.9992	11/5/2002	11/4/2052	370
La Encantada Fracc. 1	218399	166.2248	11/5/2002	11/4/2052	4,734
La Encantada Fracc. II	218415	32.4883	11/5/2002	11/4/2052	926
La Encantada Fracc. I	218417	44.9991	11/5/2002	11/4/2052	1,282
Valle Perdido Fracc. I	226290	9.7752	12/6/2005	12/5/2055	134
Valle Perdido Reduccion 2	227346	451.5862	6/9/2006	11/4/2052	6,214
Totals		3,710.1584			608,730

15 Concessions			Total in US$ @ an exchange rate on 3/10/2010 of = US$1.00 = MP $12.66		US$48,083

Note: Proof of Labor must be filed on all concessions annually. All concessions are Federal Mining Concessions.

We acquired 100% of the project on August 29, 2002, from Viceroy Resource Corporation (“Viceroy”). To acquire the project, we paid cash of CDN$1.0 million and issued 303,030 equity units comprised of one Common Share and one purchase warrant to purchase one Common Share to Viceroy, and on August 29, 2003, we paid Viceroy the remaining CDN $0.5 million due pursuant to the acquisition contract (see also Consolidated Financial Statements—Note 5 under the section heading “Item 7. Financial Statements and Supplementary Data” below).

Echo Bay Mines Ltd. (“Echo Bay”) holds a 2% net profits interest on certain concessions of the project, subject to a cap of $2 million. Additionally, Minera Tepmin, S.A. de C.V., holds a 1% net smelter returns royalty on two concessions which are outside the current anticipated open-pit mine.

On December 5, 2008, we completed a transaction to purchase the land needed for a desalination plant for the Paredones Amarillos gold project.  The purchase price of the land was 5,648,740 pesos, which was equivalent to $424,000 on the purchase date. The land is located on the Pacific Coast, approximately 26 kilometers by air southwest of the project. The 1.6 hectare parcel of land is zoned for industrial use and a Change of Land Use Permit (“CUS”) has been received from the Municipality of La Paz for the installation of the desalination plant. On December 23, 2008, we entered into an agreement to purchase approximately 500 hectares of land at Paredones Amarillos for the mill site and other infrastructure. The purchase price of the land was 6,000,000 pesos, which was equivalent to $456,274 on the purchase date.  We paid $228,136, which was half of the total purchase price, on the date of purchase and has recorded as a long-term liability the other remaining $228,136 that is payable upon the earlier of: a) within 10 days following the start-up of commercial production at the Paredones gold project; or b) three years from the date of the purchase agreement.

The project holds environmental authorizations for the purpose of the following: project development including access road, power line, telephone communications, and infrastructure to supply water; construction and operation of a tailings dam; disposal of tailings; construction of a mill; and installation of three pumping stations. Outstanding permits are discussed under the heading “Permitting” below.

We are not aware of any environmental liabilities on the property and believe that if any exist, the Corporation will not be liable for them.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The project site is currently accessible by paved highway to within 17 kilometers of the project on the north and then by government-maintained dirt roads. There is also a government maintained dirt road from the west. The main access will be from the north. We plan to widen and improve approximately 10 kilometers of existing roads from the north and to construct approximately 7 kilometers of new road immediately north of the project. At the present time, the project area is undeveloped with only several sheds used for drill sample storage and the drill access roads constructed during the exploration phase. We maintain an office in the city of La Paz. Operations personnel are expected to come from villages in the general area and from La Paz. Personnel transportation options, such as busing from population centers, are being considered.

High-voltage electrical power will be available from an existing sub-station located 18 kilometers north of the project area. We intend to construct a new power line from the sub-station to the project. The power line design has been completed and the right-of-way agreements are in place. We intend to use desalinated sea water from the Pacific Coast, north of Todos Santos. The length of the pipeline to transport desalinated sea water to the project is dependent on the ultimate route chosen; however, 45 kilometers was used in the 2009 feasibility study update. Annual water consumption is estimated to be 1.4 million cubic meters.

Surface rights have been secured by agreements with landowners in the area, and there is sufficient space on these lands for all necessary facilities including processing plant, tailings disposal and waste dump areas.

The climate is semi-arid and mild. Operations will be possible year-round.  The topography comprises moderate to steep hills with elevations ranging from 400 to 800 meters. Overall, the drainage system is characterized by moderately steep v-shaped valleys.

History

Mining in the region dates back to the colonial times, when gold was discovered by Jesuits who were colonizing the area.  The initial recorded work on the property itself commenced around 1970 when Noranda Inc. ( under its subsidiary Cia Minera Gamma, S.A. de C.V.) (“Noranda”) acquired a number of Baja Sur properties in 1970.  Noranda joint-ventured the property with Minera Las Cuevas, S. A.de C.V.  A total of 28 core drill holes were completed on the property  Mine Development Associates Inc. of  Reno, Nevada (“MDA”) reports 26 core drill holes, which according to drilling dates in the current database, took place in 1974.

An extensive geochemical program and completion of 18 diamond drill holes in 1984 and 1985 was carried out by Imperial Metals Corporation (“IMC”) who acquired the property in 1984.

In 1992, Tymar acquired 70% of the shares of IMC.  Tymar then changed its name to Baja Gold Inc. (“Baja”).  Baja's first program included extending the geochemical survey and 18 reverse-circulation drill holes.

Echo Bay entered into an agreement with IMC during May 1996, whereby Echo Bay could earn a 51% interest in the property by expending $4.5 million on the venture prior to January 1997 and by making cash payments to IMC. Echo Bay could also earn an additional 9% by additional expenditures and cash payments. Echo Bay spent $13.4 million on the project through January 1997 and earned a 60% interest in the project.  Baja amalgamated with Loki Gold Corporation during May 1996 to form VLB Resource Corporation (“VLB”), which subsequently became a wholly owned subsidiary of Viceroy Resource Corporation (“Viceroy”).

There are no details available on the core or RC drilling completed prior to Echo Bay’s program by Noranda, IMC, or Baja.

From 1994 to 1997, Echo Bay conducted extensive regional and local exploration over its claim block covering 150 square kilometers. Its exploration included stream sediment and soil geochemistry, ground and airborne geophysics, satellite imagery, geologic mapping, rock sampling, and drilling. In addition, its reconnaissance exploration identified two targets within the claim block but outside of the resource area: Tocopilla and Boca del Saucito.

From 1993 to 1997, Echo Bay carried out geologic mapping on about 33% of the claim block at a 1:4,000 scale. In a detailed stream-sediment sampling program across its claim block, Echo Bay collected 910 samples and analyzed those for gold, silver, copper, and arsenic. Gold correlated with arsenic and ranged up to 5.75 gold grams per tonne, averaging 0.058 gold grams per tonne.  Echo Bay also sampled vegetation and stream and drill-hole water samples. Soil sampling proved to be the most productive exploration tool because of the thick vegetative cover and poorly developed outcrop. In addition to sampling over the resource area, soil grids were cut across the Boca del Saucito, Tocopilla, and Northern Perimeter areas.  From 1993 through 1996, 7,024 soil samples were collected and analyzed by Echo Bay. Over 1,300 rock chip samples were collected from outcrops of cataclasite and strongly altered areas in road cuts, and were analyzed for gold, silver, arsenic, mercury, copper, lead and zinc.

Induced polarization (“IP”) surveying proved to be most effective for outlining disseminated sulfide mineralization at Paredones Amarillos. Echo Bay conducted 40 line-kilometers of 50-meter and 100-meter spaced IP surveys over the resource and the Boca del Saucito area in 1994 and 1995. In addition, in 1994, Echo Bay flew an extensive regional suite of airborne geophysics that included electromagnetic resistivity (“EM”), aeromagnetics, radiometrics, and very low-frequency resistivity (“VLF”) surveying. There is a potassium/thorium radiometric high over the gold resource, reflecting its association with potassic alteration. Magnetics and EM do not show strong anomalies over the gold resource. There is a correlation of IP highs and gold mineralization, due to the presence of sulfides in the mineralization.

From 1994 through 1997, Echo Bay drilled 36 HQ-size core holes totaling 9,587.9 meters and 321 5.5-inch reverse circulation holes totaling 61,396.5 meters on the property (Snowden reports 339 RC holes for 62,616 meters reverse circulation).  The following table shows drill-hole data contained in the database used for the resource estimate, and it is noted that the drill database has more drill data attributed to Echo Bay. Echo Bay drilled HQ-size core holes that were logged by a geologist and split for assay. They drilled 5.5-inch reverse circulation holes, from which chip samples were collected on intervals between one and two meters that were logged by a geologist.

Paredones Amarillos Drill-hole Database

Type	No. Holes	Lengths (meters)
Combined*	4	2,182
Core	87	14,280
RC	347	62,473
Grand Total	438	78,934

Company	No. Holes	Lengths (meters)
Baja	18	1,217
Echo Bay	369	73,026
IMC	18	957
Noranda	26	2,520
Vista Gold	7	1,215
Grand Total	438	78,934

Year	No. Holes	Lengths (meters)
1974	26	2,520
1984	9	655
1985	9	302
1991	18	1,217
1994	82	15,890
1995	119	26,146
1996	127	24,724
1997	41	6,266
2005	7	1,215
Grand Total	438	78,934

Used/Not Used in Database	No. Holes	Lengths (meters)
Historic (not used)	44	3,477
Outside the area (not used)	7	1,215
Database (used)	387	74,242
Grand Total	438	78,934

*“Combined” means the hole was drilled partly by reverse circulation (RC) and the remainder by core; some meterages are off due to rounding.

Echo Bay produced a feasibility study in late 1996. This was superseded by a February 1997 feasibility study that updated the geology and mining sections. Echo Bay then completed a favorable feasibility study in late 1997, elected to put the property into production, and purchased a used processing plant. However, when gold prices quickly fell from over $375 per gold ounce, which had been the basis of the feasibility study, to less than $300 per gold ounce, Echo Bay terminated the detailed engineering work then in progress and indefinitely suspended development of the project.

In October 1999, Viceroy acquired the remaining 60% of the project from Echo Bay in exchange for the mill that was owned by the joint venture and a 2% net profits royalty on all the concessions, except for two concessions, El Arbol de Oro and Picachudo that were already covered by a 1% NSR royalty to Tepmin. There is no record of Viceroy having done any exploration work on the site between 1999 and 2002.

We acquired the project from Viceroy in August 2002 by purchasing all of the assets of IMC for a total purchase price of CDN$3 million.  The terms of the agreement called for payment of 50% in cash, with CDN$1 million due at closing and CDN$0.5 million due one year from closing, and 50% in Vista Gold equity units (one Common Share and one warrant to purchase one Common Share).

Geology and Mineralization

The south-southeast-trending Baja Peninsula is cut by north-trending extensional faults thought to be related to the Tertiary extensional environment of the Gulf of California and East Pacific Rise. At the southern tip of the peninsula is the La Paz crystalline complex, made up of Cretaceous intermediate to silicic intrusions that cut and metamorphosed early Mesozoic clastic and calcareous sedimentary rocks. The Paredones Amarillos gold deposit lies on the northwest flank of the mountain range with Picacho Sierra la Laguna as its most prominent local feature. This mountain range lies within the La Paz crystalline complex. The crystalline complex is bounded on the west by the La Paz fault that transects the peninsula. While a thick sequence of Tertiary volcanic and volcaniclastic rocks crop out west of the La Paz fault, erosion has removed both the Tertiary volcanic units and the early Mesozoic metasedimentary rocks from the Paredones Amarillos area.

The 20 to 30 kilometer-wide, 100 kilometer long Todos Santos mineral belt, bounded by north-trending extensional faults, includes the Valle Perdido, El Triunfo, and San Antonio mining districts, as well as Paredones Amarillos.  A regional north-northeast-striking fault, mapped for three kilometers north and south of Paredones Amarillos, has an east-trending flexure in its central portion, which is where the Paredones Amarillos resource is located.

General geology at Paredones Amarillos consists of diorite roof pendants intruded by a granodiorite batholith with local low and high-angle fault zones. A north-east striking, south-east dipping low-angle silicified fault zone (“cataclasite”) is the main host of gold mineralization at Paredones Amarillos. Movement along this structure has been characterized as reverse, resulting from compression. Secondary, high-angle faulting is thought to control the higher-grade mineralization at the project. The known gold mineralized material occupies an inverted U-shaped block with an approximate strike length of 1,500 meters east-west to east-northeast, a width of approximately 500 meters down-dip, and a thickness averaging about 30 meters, but reaching 80 meters. The apex of the “U” is near the center of the proposed pit with the legs forming the east and west pit lobes.

Silver occurs in the deposit, but due to the lack of quality assurance and quality control data for the silver assays, a NI 43-101 compliant resource estimate has not been prepared. Metallurgical testing indicates that silver recoveries are variable, but silver production is not included in the feasibility study (described below). It cannot be assumed that any silver will be produced from the Paredones Amarillos gold project.

Exploration and Drilling

The Paredones Amarillos gold project has been a significant exploration target since the 1980s. Exploration prior to Vista Gold’s involvement is discussed under the heading “History” above. Our exploration efforts to date have primarily been in the Tocopilla area, which is about 3.5 kilometers north of the resource at Paredones Amarillos. In 2004, we collected and analyzed 203 soil samples and 22 rock-chip samples. In 2005, we completed six hybrid expanding dipole-dipole IP lines across the Tocopilla target, with east-west lines spaced 200 meters apart and totaling about 12 line-kilometers. Strong IP anomalies were identified on all lines with a good correlation between high IP values and high resistivities. The IP chargeability response at Tocopilla was found to be stronger and broader than that at the Paredones Amarillos deposit. In addition to this work on the Tocopilla target, Vista Gold collected and analyzed nine rock samples from near the southwestern corner of the property.

In December 2004, we completed metallurgical testing on 118 kilograms of quarter core from the project.

In 2005, we drilled seven NQ-size core holes for a total of 1,215.2 meters on the Tocopilla target, which lies north of the main resource area.  Four were angle holes, and three were vertical. The drilling encountered mineralization that was sub economic in value. Britton International Drilling of Hermosillo, Sonora, was the drill contractor. The core was split on site and then sent to Chemex’s Hermosillo laboratory for sample preparation.

All of the assaying was conducted for us by Chemex’s Sparks, Nevada, laboratory following sample preparation at Chemex’s Hermosillo, Sonora, laboratory. All rock chip samples and core were split with a riffle splitter with fine crushing to 70% less than 2 millimeters and the split pulverized to 85% less than 75 microns. Soil samples were screened to minus 180 microns.  All assays were 30-gram fire assays with atomic absorption finish (FA-AA) for gold, accompanied by either 27-element four-acid ICP-AES for drill samples or 34-element aqua regia ICP-AES for soil samples. Rock chip samples were analyzed by 30-gram FA-AA for gold only; and rock chip (but not soil or core) samples with high results were assayed by 30-gram fire assay with a gravimetric finish. Based on a review of an assay certificate for 15 of the rock chip samples that showed one sample analyzed by both methods, MDA assumed that samples assaying greater than 2.0 ppm gold by FA-AA were the ones re-assayed with a gravimetric finish. The same assay certificate for the rock chip samples indicates that Chemex used standards, blanks, and duplicates for quality control, but MDA had no detailed information about the results. Based on the review of one assay certificate for drill samples from a subsequent core-drilling program, it appears that Chemex also used standards in their assay program, but MDA had no detailed information about the quality control results.

In late 2009 and early 2010, we completed a 14-hole core drill program in the known resource area for resource and reserve confirmation and to evaluate any apparent check assay bias. Sample preparation is being done at Chemex’s Hermosillo, Sonora, laboratory with assaying at Chemex’s Vancouver, British Columbia laboratory. Results are expected late in the spring 2010.

Definitive Feasibility Study and Mineral Resource and Reserve Estimate

In August 2007, we announced the start of a definitive feasibility study which was completed in early September 2008 under the direction of our independent consultant, SRK Consulting (US), Inc. (“SRK”) of Lakewood, Colorado.  An update of the capital and operating costs and economic analysis of the project was completed on September 1, 2009 (the “Updated Study”).  The technical report outlining the results of the Updated Study entitled “Feasibility Study Update, NI 43-101 Technical Report, Vista Gold Corp., Paredones Amarillos Gold Project, Baja California Sur, Mexico” dated September 1, 2009, is available on SEDAR at www.sedar.com.

The technical portions of the studies contracted directly by Vista Gold and supervised by SRK were completed by  MDA (resource/reserve estimates, mine planning and mining capital/operating cost estimates), Resource Development, Inc. (“RDi”) (metallurgical testing and review), Golder Associates Inc. (“Golder”) (tailings impoundment facility design/construction cost estimates), and SRK (pit slope stability evaluation, closure plan/cost estimates and economic analysis). Terry Braun, P.E., an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of SRK. Steven Ristorcelli, P. Geo. and Thomas Dyer, P. Eng., of MDA, each of whom are independent qualified persons as defined by NI 43-101, prepared or supervised the preparation of material on behalf of MDA. Deepak Malhotra, PhD, of RDi, an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of RDi. David Kidd, P.E., an independent qualified person as defined by NI 43-101, of Golder, prepared or supervised the preparation of material on behalf of Golder.

In connection with the feasibility study and confirmed in the Updated Study, a mineral resource estimate (mineralized material estimate under SEC Industry Guide 7) was completed by MDA by or under the supervision of Mr. Steven Ristorcelli, P. Geo., an independent qualified person as defined by NI 43-101. The estimate was prepared using industry standard software and estimation methodologies.

There are 438 drill holes in the data base, of which four were drilled by reverse circulation methods down near mineralization followed by core drilling through the mineralized zone, 87 were core holes and 347 were reverse circulation holes. Of the 438 drill holes in the data base, 387 drill holes containing 51,622 samples were used in the mineral resource estimate (mineralized material under SEC Industry Guide 7). Drill-hole spacing in the projected open-pit area is approximately 40 meters. Mr. Ristorcelli reviewed available information necessary for the preparation of the resource estimate, including sampling, analytical, drilling and geologic.

The only information available in respect of sampling programs relates to work that was completed by Echo Bay and subsequently by Vista Gold.  The sampling programs completed by Vista Gold were either completed after the resource model was prepared or were conducted outside the area of the reported resource and were not included in the preparation of the resource model.  Most of the drilling at the Paredones Amarillos gold project has been reverse circulation drilling, and the majority of the reverse circulation drill sampling was completed on wet samples.

Echo Bay’s reverse circulation drill samples were collected in a cyclone that contained both a vertical and a side discharge port. Samples from both ports appeared to be representative of each one-meter interval, although as observed in the field, samples from the vertical port were slightly heavier. Estimated sample weights were 5 to 10 kilograms. Samples were collected in five-gallon plastic pails to which flocculent had been added and were then put into pre-numbered cloth bags; there was no mention of spilling or overflow or pouring samples into bags. Samples were stored a safe distance away from drilling and sampling operations. Representative chip samples were collected, screened, and placed into chip trays. Echo Bay constructed a sample preparation lab on the site that included a sample splitter, roll crusher, pulverizer, and drying oven.

For Echo Bay’s core drilling program, core samples were collected on 1.5-meter intervals and then sawed or split on site using a hydraulic splitter. One-half of the core was prepared for assay, and the other half was retained as a duplicate or for engineering purposes.

All Echo Bay samples were analyzed for gold using FA-AA. If the AA analysis resulted in a grade higher than 2.0 grams gold per tonne, a gravimetric finish was applied. Cone Laboratories (“Cone”) in Denver, Colorado performed the original assaying, with duplicate samples checked by Rocky Mountain Geochemical (“RMG”) of Salt Lake City, Utah.

No information is available on sample security for any of the historic drilling programs.

Four assay data bases existed which MDA audited and eventually merged into one data base. The data base with the fewest errors (less than 1% for gold, silver, copper and arsenic values) in an audit of 10% of the gold values and 5% of the other metal values was chosen as the base for merging.

Following a review of the available documentation pertaining to the sampling and assaying programs, the data was deemed sufficiently accurate to use for estimation. However, Mr. Ristorcelli noted that some of the early program’s quality assurance and quality control procedures were poorly documented and that an apparent bias may exist between some of the assay values and the check assay values of the same samples. Three other independent consulting firms have noted, and Echo Bay acknowledged, the apparent bias, but no one has been able to quantify it. MDA concluded that the potential impact to the project could be 8% (half in grade and half in tonnage). As the original samples were not preserved and cannot be re-assayed, Mr. Ristorcelli recommended a 12 to 15 hole drill program to confirm the validity of the model that relied on those assays whose check assay bias is unresolved. In late 2009 and early 2010, we completed a 14-hole core drill program for resource and reserve confirmation and to evaluate any apparent check assay bias. A final determination will be made in the spring of 2010.

Mr. Ristorcelli undertook multiple checks including review of the geologic interpretation, an assessment of the statistical behavior of the gold grades in the context of the geologic setting, classical statistics on the entire database and by rock type, and geostatistics by domain to assess the validity of the model. He then classified the mineral resources into measured, indicated and inferred categories to be in compliance with the NI 43-101 requirement of following the CIM Definition Standards.

Under SEC Industry Guide 7 guidelines, mineralized material (excluding mineral reserves reported separately) at a cut-off grade of 0.40 grams gold per tonne totals 32,658,000 tonnes grading 0.77 grams gold per tonne.

Under CIM Standards, excluding mineral reserves which are reported separately, and using a cutoff grade of 0.40 grams gold per tonne, measured mineral resources are estimated at 2,243,000 tonnes grading 0.89 grams gold per tonne, indicated mineral resources are estimated at 30,415,000 tonnes grading 0.76 grams gold per tonne, for combined measured and indicated mineral resources of 32,658,000 tonnes grading 0.77 grams gold per tonne. Inferred mineral resources are excluded from estimates of mineral reserves and are estimated at 7,694,000 tonnes grading 0.64 grams gold per tonne. Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

The estimate of mineral reserve estimate was completed by MDA, by or under the supervision of Mr. Dyer, P. Eng., at a gold price of $700 per ounce of gold and cut-off grade of 0.40 grams gold per tonne, and is summarized in the following table. The strip ratio is estimated at 3.57:1 waste to ore. The metallurgical recovery for gold is estimated to be 91.5%.

Reserves Estimated at Paredones Amarillos

Reserve Classification	Tonnes (x1000)	Average Gold Grade (grams/tonne)
Proven(1)	7,147	1.17
Probable(1)	30,801	1.06
Proven & Probable(1)	37,948	1.08

(1)	Mineral reserves are reported separately from mineral resources.

(2)
Cautionary Note to U.S. Investors: Proven and Probable Mineral Reserves as described in this table are based on Canadian definitions under NI 43-101. See the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

(3)	See the section heading “Item 1A. Risk Factors” in this annual report.

As of January 1, 2009, the rolling three-year average gold price was $723.60, which is slightly higher than the $700 gold price used by MDA for the mineral reserves reported in the table above. The rolling three-year gold price at year-end 2009 was $846.57. Therefore, under SEC Industry Guide 7 requirements, the qualified person believes the mineral reserve estimate listed above is conservative.  However, should we not be able to obtain the required governmental permits to mine the property, then the project would not have mineral reserves under either NI 43-101 or SEC Industry Guide 7. See the section heading “Item 1A. Risk Factors” above.

The proposed pit is oriented approximately east-west and would have two distinct lobes. We plan to extract ore from the mine using conventional open-pit mining equipment and techniques. A 91 tonne truck and loader fleet has been selected and we would be the owner and operator of the fleet. The higher-grade west lobe would be mined first and a significant portion of the waste rock from the east lobe would be used to backfill the west lobe of the pit. Concurrent reclamation of two waste dumps would be completed during the latter years of the operation.

Over the estimated 9.5 year life-of-mine, the estimated average cash production costs are projected to be $406 per ounce, with lower costs of $372 per ounce projected during the first five years of production. Updated operating costs used prices effective as of the beginning of the third quarter of 2009. Updated pre-production capital costs, including contingency, owner’s costs and working capital, are estimated to be $189.8 million or $157 per ounce of gold produced. Total capital costs including replacement, reclamation and salvage value over the life of the project and final mine closure are estimated to be $155 per ounce of gold produced. Payback of capital is estimated at 2.9 years from start of production.

We intend to process the ore in a conventional crushing and grinding circuit consisting of a primary gyratory crusher followed by a semi-autogenous grinding mill and two ball mills with an expected mill ore throughput rate of approximately 11,000 tonnes per day. The crushing and grinding equipment was acquired from the Colomac Mine and is presently stored in Canada at Edmonton (major equipment) and Calgary (minor equipment in containers) waiting shipment to Arizona for repairs and reconditioning. The cost of this equipment was approximately $16 million, with funds provided from our private placement of the Notes, completed in March 2008, for aggregate proceeds of approximately $30 million. The proposed flow sheet indicates that following grinding, the slurried ore will be sized by cyclones and then leached in tanks prior to gold recovery using a Kemix carbon-in-pulp circuit. Gold will be stripped from the carbon and precipitated in an electrowinning cell prior to refining into doré bars. The tailings will be detoxified using ferrous sulfate, paste thickened and deposited in a lined tailings impoundment facility on-site.

Due to the scarcity of surface water and political sensitivities regarding the use of groundwater, we have elected to construct and operate a desalination plant on the Pacific Coast. Water would be pumped approximately 45 kilometers to the site. Annual water consumption is estimated to be approximately 1.4 million cubic meters. We expect that energy for the project will be supplied by the Comisión Federal de Electrícidad from an existing sub-station located approximately 18 kilometers north of the project. It is anticipated that diesel fuel for the project will be provided in bulk quantities by Petroleos de Mexico. Fuel prices in Mexico are subsidized and have not experienced the volatility seen in other locations.

The project is remotely located and is not expected to directly affect any local inhabitants. Our planned access road improvements will benefit the nearby small villages of Valle Perdido (population 19) and El Rosario (population 67). Locally, employment at the mine, economic activities and the planned access road improvements are expected to benefit both communities and regionally, the communities of San Antonio and El Triunfo, as well as the city of La Paz, are also expected to benefit from employment at the mine. We are working with the local education and health care authorities and have become a “social partner” with the elementary school in El Rosario.

The base-case economic analysis used a gold price profile with a gold price of $850 per ounce in the first three years of production, decreasing to $725 per ounce for the remainder. An alternative sensitivity analysis was completed at a constant gold price of $950 per ounce. The economic analyses were conducted on 100% equity basis with no consideration of debt or leasing. Estimated economic results, showing the internal rate of return (IRR) and net present value at a 5% discount rate (“NPV5”) and sensitivity of the base case to change in gold prices are presented in the following table.  Mexican income taxes payable are estimated at $71.6 million over the 9.5 year life of the project. There is a 2% net-profits royalty payable to Echo Bay that affects known mineralization and is capped at $2 million. Payback of capital is estimated at 2.9 years.

The calculation of income tax in Mexico is based on the higher of the Mexican ordinary tax or the flat tax. The ordinary income tax rate is 28% and is applied to the calculation of net operating profit. The flat tax (referred to as the “IETU” in Mexico) was implemented on January 1, 2008 and is a minimum alternative tax that will be assessed at 17.5%. Property tax is calculated on the capital expenditures that apply to land cost and acquisition, and buildings and infrastructure. The rate that is applied to these capital items is 0.25%.

Paredones Amarillos Estimated Economic Results

Gold Price Scenario	IRR (%)	Pre- Tax NPV5 ($ millions)
Base Case Gold Price Profile ($850 first three years and $725 for the remainder, production- weighted average $771)	24.7% pre-tax 19.6% after tax	$150.0
Fixed $950 Gold Price	37.8% pre-tax 31.0% after tax	$303.9
Schedule

We plan to utilize outside sources to provide the additional project capital and are proceeding to examine various project financing alternatives, including debt and equity components. We expect to complete financing arrangements and begin construction as soon as the remaining permits are in hand. Construction is expected to take 14 to 15 months. As noted below, we have already purchased the major mill equipment with funds raised in our March 2008 private placement of the Notes.

Equipment Purchase

The processing equipment we purchased in 2008, which includes an 11,000 tonne-per-day semi-autogenous (“SAG”) grinding mill, two ball mills, gyratory crusher and a shorthead cone crusher, along with other related components, spare parts and other process plant equipment, remains in storage in Edmonton, Alberta, Canada, until we receive our CUSF. At that time, we will arrange for reconditioning and transportation of the equipment to the project site.

Permitting Status

The Paredones Amarillos gold project is located in a special use area within the buffer zone of the Sierra Laguna Biosphere Reserve. The special use area is located adjacent to the northern limit of the buffer zone and has unimpeded access from the north. In 2008, we announced that we received correspondence from the local La Paz office of the SEMARNAT which indicated that staff in that office is of the opinion that the CUSF approved by SEMARNAT in 1997 in relation to the Paredones Amarillos gold project was no longer valid. This permit is necessary for the development of the project to proceed. Our Mexican advisors and counsel in Mexico have advised us that they believe that the permit remains valid. However, our legal counsel advised us that a new CUSF application would be the most expeditious way to obtain the necessary approvals.

Throughout 2008 and 2009, we have been involved in a steady dialogue with government officials in Baja California Sur and in Mexico City. On August 6, 2008, we filed a request for Temporary Occupation Permits (“TOP”) for the use of the federal ground in the project area for the life of the project. On October 28, 2009, we announced that we had received the TOP for the project and were in position to file for the CUSF.

On February 19, 2010, we announced that we received notice from SEMARNAT that they had dismissed, on administrative grounds, MPA’s application for the CUSF.  Specifically, SEMARNAT dismissed the CUSF application, without a review of its substantive merit, for MPA’s alleged failure to provide certain information and to satisfy procedural requirements.  We are currently working to clarify SEMARNAT’s specific requirements. We intend to make the appropriate amendments and re-file the application.

In addition, in dismissing the application SEMARNAT made conclusions about some of the information required for the application as a basis for the dismissal. The conclusions reached by SEMARNAT are fundamental and require clarification. They are:

•
 SEMARNAT did not recognize the validity of the TOP granted to MPA by the Mexican General Direction of Mines, as adequate evidence that MPA has the right to use the surface owned by the Federal government to extract the minerals. This is  a pre-requisite to filing for a CUSF application.

•	MPA's failure to obtain an official communication from the Mexican Secretariat of Agrarian Reform ("SRA") acknowledging SRA's conformity with MPA's application for the CUSF; and

•	MPA’s failure to obtain an official communication from the Mexican Natural Protected Areas Commission (“CONANP”) acknowledging CONANP’s conformity with MPA’s application for the CUSF.

We believe these conclusions are without legal merit and/or are beyond the scope of SEMARNAT’s legal authority in connection with a review of a CUSF application. We expect the dismissal of the CUSF application to delay the commencement of construction, development and production of the project.  In addition to re-filing our CUSF application, we are working with our legal counsel and political experts in Mexico on a broader strategy for the advancement of the permitting process for the project. This includes a potential court challenge to SEMARNAT’s dismissal of the CUSF application. The Company and its Mexican Advisors remain confident that its right to develop the Paredones Amarillos deposit is sound and we will be granted all permits to conduct the operation. At the time this is being written it is not possible to provide an estimate of timing.

Mt. Todd

Property Description and Location

Effective March 1, 2006, we and our subsidiary Vista Gold Australia Pty Ltd. (“Vista Gold Australia”), entered into agreements with Ferrier Hodgson, the Deed Administrators for Pegasus Gold Australia Pty Ltd. (“Pegasus”), the government of the Northern Territory of Australia and the Jawoyn Association Aboriginal Corporation (“JAAC”) and other parties named therein, subject to regulatory approvals, to purchase a 100% interest in the Mt. Todd gold mine (also known as the Yimuyn Manjerr gold mine) in the Northern Territory, Australia. Under these agreements, we are guarantor of the obligations of our subsidiary Vista Gold Gold Australia.

As part of the agreements, we agreed to pay Pegasus, AUD$1.0 million ($739,600) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory’s costs of management and operation of the Mt. Todd site up to a maximum of approximately AUD$375,000 (approximately $277,500) during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years. Additionally, we agreed to issue Common Shares with a value of CDN$1.0 million (amounting to 177,053 Common Shares) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production. Other agreement terms provide that we would undertake a technical and economic review of the mine and possibly form one or more joint ventures with the JAAC. In June 2006, the transactions contemplated under the agreements were completed and effective, with funds held in escrow released to the ultimate vendors and the Common Shares issued to the JAAC.

There is a royalty equal to 5% of the gross value of gold or other metals commercially extracted from certain mineral concessions which are located outside the zone of mineralization currently defined by us and previous operators generally known as the Batman deposit. The royalty is known as the Denehurst royalty. Additionally, upon commencement of production from any portion of the project, the JAAC is entitled to a payment of an amount equal to 1% of the gross annual gold production each year and 1% of the net smelter return on other metals for the rent of surface land. In the alternative, the payment for gold production may be taken in kind by the JAAC. In the event the royalty payment is less than AUD$50,000, a minimum payment of AUD$50,000 would apply.

In August and September 2007, we obtained several new exploration licenses, located generally to the north of and contiguous to the Mt. Todd mining licenses. Total land holdings controlled by Vista Gold Australia are approximately 160,878 hectares. A map showing the location of the mining and exploration licenses and a table with a list of the mining and exploration licenses and the holding requirements follow.

Mt. Todd Land Holdings of Vista Gold Australia

License Name	Serial Number	Federal Claim Type	Surface Area (hectares)	Location Description (UTM)	Location Date	Expiration Date	Estimated Holding Requirements Annual Rent including GST (Australian Dollars)	Annual Work Requirement (Australian Dollars)	Annual Reports Due
Mining Licenses:
MLN 1070	MLN 1070	Mining License	3,982	Mining License Block	March 5, 1993	March 4, 2018	$43,802 (due March 4)	N/A	June 4

MLN 1071	MLN 1071	Mining License	1,327	centered at approximately	March 5, 1993	March 4, 2018	$14,597 (due March 4)	N/A	June 4

MLN 1127	MLN 1127	Mining License	80	188555E, 435665N	March 5, 1993	March 4, 2018	$880 (due March 4)	N/A	June 4
Subtotals			5,389				A$59,279	A$0
Exploration Licenses:
EL 25576	EL 25576	Exploration License	58,194	Centered at approximately 192557E, 8446405N	March 15, 2007	March 14, 2013	$3,366 (due March 14)	$100,000	April 14
EL 25668	EL 25668	Exploration License	7,288	Centered at approximately 199000E, 8463964N	March 17, 2007	March 16, 2013	$561 (due August 16)	20,000	September 16
EL 25669	EL 25669	Exploration License	3,177	Centered at approximately 178272E, 8457220N	March 15, 2007	March 14, 2013	$198 (due March 14)	10,000	April 14
EL 25670	EL 25670	Exploration License	6,391	Centered at approximately 185445E, 8424349N	March 15, 2007	March 15, 2013	$374 (due March 14)	15,000	April 14
Subtotals			75,050				A$4,499	A$145,000
Totals A$							Total = A$63,778	Total = A$145,000
Totals US$							Total in US$ @ an exchange rate on 3/10/2010 of US$1.00 = AUD$1.10 = US$57,980	Total in US$ @ an exchange rate on 3/10/2010 of US$1.00 = AUD$1.10 = US$131,818
Grand Totals		3 Mining Licenses, 4 Exploration Licenses	160,878 hectares					US$189,798

Surface use rights have been negotiated with the JAAC and are part of that agreement (see discussion above). There is sufficient space on these lands for all necessary facilities including processing plant, tailings disposal and waste dump areas.

A Mine Management Plan is developed and submitted annually that details work to be done on the property, such as drilling. Once the plan is approved, work can commence. Vista Gold Australia complies annually with this procedure and has received approval for all work done on the project to date. It is anticipated that permitting to resume mine production will be relatively straight-forward as the area has been the subject of historical mining. Any future mining will necessitate an approved closure plan and sufficient bonding to carry-out that closure. An environmental impact statement may be required for mine development. Further permitting, which is not expected to be an issue, will be required to continue exploration and development.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The project is located 56 kilometers by road northwest of Katherine, Northern Territory, Australia, and approximately 250 kilometers south of Darwin. Access is by existing paved public roads and approximately four kilometers of paved private road. We control and maintain the private paved road.

Mt. Todd was an operating mine in the late 1990s. Although most of the processing equipment and facilities were removed from the site, basic infrastructure items are still in place, including access control point, small shop and office, mill building, and various concrete slabs and floors, as well as a fully functioning tailings impoundment that has capacity to store additional mill tailings. The Batman pit is partially filled with water that has been pumped from the containment pond downstream of the waste dumps, and we will have to dewater the pit and treat the water for discharge prior to the start of operations. The Mt. Todd site was not reclaimed when the mine closed, and as a result, the dumps and heap leach pad require ongoing care and maintenance. Vista Gold Australia provides that care and maintenance, but is not responsible for the environmental liability resulting from previous operations until we take the decision to re-open the mine and have received the appropriate permits.

We completed the installation of a water treatment plant in 2009. The treated water will initially be stored in the existing tailings impoundment facility, but we expect to receive the authorization to allow discharge of a significant portion of the treated water in the future. The project has its own fresh water reservoir which is expected to supply all of the project’s water needs.

A medium voltage power line supplies the site with electrical power. The Mt. Todd gold project, when in operation, generated its own power using natural gas. The natural gas pipeline is still in place, and should be considered as a resource for future operations.

 Mt. Todd is located sufficiently close to the city of Katherine to allow for an easy commute for workers. Because the area has both historic and current mining activity, the area hosts a skilled mining workforce.

The Mt. Todd area has a sub-tropical climate with a distinct wet season and dry season. The area receives most of its rainfall between the months of January and March. Temperatures are moderate, allowing for year-round mining operations. Topography is relatively flat.

Geology and Mineralization

The Mt. Todd gold project is situated within the southeastern portion of the Early Proterozoic Pine Creek Geosyncline. The Batman deposit geology consists of a sequence of hornfelsed interbedded greywackes and shales with minor thin beds of felsic tuff. Bedding consistently strikes at 325o, dipping 40o to 60o to the southwest. Northerly trending sheeted quartz sulfide veins and joints striking at 0o to 20o and dipping 60o to the east are the major controls for mineralization in the Batman deposit. The veins are 1 to 100 millimeters in thickness with an average thickness of around 8 to 10 millimeters and occur in sheets with up to 20 veins per horizontal meter. These sheeted veins are the main source of gold mineralization in the Batman deposit. In general, the Batman deposit is 1,500 to 1,550 meters in length by 365 to 450 meters in true width and 450 to 500 meters in known down-dip extension (the deposit is open along strike and at depth).

History

The Mt Todd Gold Project has a long, well-documented history as presented in the table below. In addition, it has a well-preserved and meticulously maintained database and supporting file system. The care taken and quality of the data speaks to the integrity of the resultant studies that have been completed since the deposit was discovered.

Mt. Todd Gold Project History

1986 October 1986 – January 1987:	Conceptual Studies, Australia Gold PTY LTD (a subsidiary of BHP Billiton Limited); Regional Screening; (Higgins), Ground Acquisition by Zapopan N.L. (“Zapopan”).
1987 February: June-July: October:

Joint Venture finalized between Zapopan and Billiton. Geological Reconnaissance, Regional
BCL, stream sediment sampling.
Follow-up BCL stream sediment sampling, rock chip sampling and geological mapping (Geonorth)

1988 Feb-March: March-April: May: May-June: July: July-Dec:

Data reassessment (Truelove)
Gridding, BCL grid soil sampling, grid based rock chip sampling and geological mapping (Truelove)

Percussion drilling Batman (Truelove) - (BP1-17, 1,475m percussion)
Follow-up BCL soil and rock chip sampling (Ruxton, Mackay)
Percussion drilling Robin (Truelove, Mackay) - RP1-14, (1,584m percussion)

Batman diamond, percussion and RC drilling (Kenny, Wegmann, Fuccenecco) - BP18-70, (6,263m percussion); BD1-71, (85,62m Diamond); BP71-100, (3,065m R.C.)

1989 Feb-June: June: July-Dec:

Batman diamond and RC drilling: BD72-85 (5,060m diamond); BP101-208, (8072m RC). Penguin, Regatta, Golf, Tollis Reef Exploration Drilling: PP1-8, PD1, RGP132, GP1-8, BP108, TP1-7 (202m diamond, 3090m RC); TR1-159 (501m RAB).

Mining lease application (MLA's 1070, 1071) lodged.

Resource Estimates; mining-related studies; Batman EM-drilling: BD12, BD8690 (1,375m diamond); RC pre-collars and H/W drilling, BP209-220 (1,320m RC); Exploration EM and exploration drilling: Tollis, Quigleys, TP9, TD1, QP1-3, QD1-4 (1,141 diamond, 278m RC); Negative Exploration Tailings Dam: E1-16 (318m RC); DR1-144 (701m RAB) (Kenny, Wegmann, Fuccenecco, Gibbs).

1990 Jan-March:	Pre-feasibility related studies; Batman Inclined Infill RC drilling: BP222-239 (2,370m RC); Tollis RC drilling, TP10-25 (1,080m RC). (Kenny, Wegmann, Fuccenecco, Gibbs)
1993 - 1997 Pegasus Gold Australia Pty Ltd.

Pegasus Gold Australia Pty Ltd (“Pegasus”) reported investing more than US$200 million in the development of the Mt Todd mine and operated it from 1993 to 1997, when the project closed as a result of technical difficulties and low gold prices. The deed administrators were appointed in 1997 and sold the mine in March 1999 to a joint venture comprised of Multiplex Resources Pty Ltd. and General Gold Resources Ltd.

1999 - 2000 March - June

Operated by a joint venture comprised of Multiplex Resources Pty Ltd. and General Gold Resources Ltd. Operations ceased in July 2000, Pegasus, through the Deed Administrators, regained possession of various parts of the mine assets in order to recoup the balance of purchase price owed it. Most of the equipment was sold in June 2001 and removed from the mine. The tailings facility and raw water facilities still remain at the site.

2000 – 2006	The Deed Administrators, Pegasus, the government of the Northern Territory and the Jawoyn Association Aboriginal Corporation (“JAAC”) held the property.
2006 March	Vista Gold Corp. acquired concession rights from the Deed Administrators, surface use rights from the JAAC and entered into a contract with the Government of the Northern Territory of Australia.

While the property operated and closed due to bankruptcy, the failure of the project was not a result of a failure of the deposit or the resource estimate. The failure of the project was primarily a result of improper crushing and grinding, accompanied by poor recovery which resulted in higher than expected operating costs, and low gold prices. Had proper bulk sampling and testing been completed, a different processing plant could have been built which would have been more appropriate for the deposit conditions.

Based on a review of project files, our management believes that approximately 24.6 million tonnes grading 1.06 grams gold per ton and containing 826,000 ounces of gold were extracted between 1996 and the termination of mining in 2000. Processing was by a combination of heap-leach production from oxide ore and cyanidation of sulfide ore. The remaining mineralization consists of sulfide mineralization lying below and along strike of the existing open pit.

Exploration and Drilling

After acquiring the Mt. Todd gold project in early 2006, an NI 43-101 preliminary assessment on the Mt. Todd gold project was prepared for us in December 2006. Following this preliminary assessment, an infill core drilling program consisting of 25 holes totalling 9,883 meters of drilling was completed on our behalf in June 2007 by Titeline Drilling PL of Australia, and the assaying for gold was done by Northern Australian Labs in Pine Creek, Northern Territory, Australia, with check assaying by ALS Chemex of Australia. ALS Chemex of Australia and NT Environmental Laboratories Pty. Ltd. of Darwin, Northern Territory, Australia performed multi-element analyses including copper.  All holes were angle holes drilled to intersect mineralization at close to right angles. Sampling and assaying methods were conducted in accordance with the CIM Mineral Exploration Best Practices Guidelines. All samples taken were nominally one meter in length.

In 2008, Boart Longyear Australia Pty Ltd. completed a 14 hole 9,006 meter core drilling program on our behalf designed to test the down-dip extension of mineralization within the pit-shape evaluated in 2006, the continuity of mineralization below that pit shape and to obtain a sample for ongoing metallurgical testing. Sample preparation was done by ALS Chemex in Adelaide, South Australia, followed by assaying for gold by ALS Chemex in Perth, Western Australia. A sample quality control/quality assurance program was implemented and check assaying was done by Genalysis Laboratory Services Pty Ltd. in Perth. Multi-element analyses, including copper, were done by ALS Chemex, also in Perth. Sampling and assaying methods were conducted in accordance with the CIM Mineral Exploration Best Practices Guidelines. All samples taken were one meter in length, except the last interval of the drill hole.

As a result of the drill program in 2007, we announced in February 2008 the results of an updated NI 43-101 estimate of mineral resources for the Batman deposit. The estimate incorporated the results of 9,460 assay intervals from 25 drill holes (all core holes) drilled by us in 2007. These results are in addition to the results of 91,225 assay intervals from 730 drill holes (225 core, 435 reverse circulation and 70 rotary drill holes) completed by prior operators.

In April 2008, we announced the results of a subsequent NI 43-101 estimate of silver and copper mineralization in the Batman deposit. This estimate was completed utilizing standard industry software and estimation methodology. The estimate incorporates the results of 9,460 assay intervals from 25 drill holes (all core holes) drilled by us in 2007 with assaying completed by an independent lab. These results are in addition to the results of 87 copper assays completed on random intervals from 730 drill holes (225 core, 435 reverse circulation and 70 rotary drill holes) completed by prior operators. From the un-mined portion of the 730 drill holes previously completed, we submitted 2,979 intervals of core for re-assay and multi-element analysis. The re-assay and multi-element analysis was incorporated into the estimate.

In late January 2009, we announced the results of an updated NI 43-101 gold resource estimate on the Batman deposit, which was published on February 27, 2009. This estimate was completed utilizing standard industry software and estimation methodology. The updated estimate of mineral resource incorporated the results of 7,367 assay intervals from 14 drill holes (all core holes) drilled by us in 2008 with sample preparation and assaying completed by a third party. These results were in addition to the results of 100,685 assay intervals from 755 drill holes (250 core, 435 reverse circulation and 70 rotary drill holes) completed previously by historical operators and us, which were used in the previous updates of the Mt. Todd resource estimate. For the purposes of the February 27, 2009 mineral resource estimate, a cut-off grade of 0.50 gold grams per tonne was used.

Sampling and Analysis

All assaying was fire assay on 50-gram charges. It is the opinion of Tetra Tech MM, Inc. (“Tetra Tech”) that quality control and quality assurance methods employed by the various companies working at Mt. Todd were standard at the time of the work, and the work including quality control and quality assurance methods has been audited several times by independent consultants.

As part of the 2007 exploration program, we embarked on a program to both verify the historic assay results and ensure that any future analytical work meets all current NI 43-101 standards for reporting of mineral resources. This program consisted of two components; re-assaying of a portion of the historic drill holes, and assaying of the new core drill holes.

Vista Gold completed a multi-phase program to evaluate the accuracy of gold assays generated by North Australian Labs (“NAL”) on Mt Todd core samples. The test involved three phases including, 1) cross-checking assay standards used in the program between NAL and ALS-Chemex, 2) preparing and assaying 30 one-meter intervals of remaining half-core and detailed analysis of crushing and analytical performance between the two labs, and 3) screen sieve assay analysis of 45 coarse reject samples plus the 45 comparable remaining half-core samples.

Analysis of the results from the two labs confirmed that finer material tends to be higher grade and that this fine material had been preferentially lost through the coarse-weave sample bags during storage and handling of the coarse reject samples. The test also showed good reproducibility between labs in all tests at grade ranges typical of the deposit. Greater variance, which is not unexpected, showed up in the few samples assaying in the 5 to 20 gold grams per tonne range.

We used a sampling method and approach that was similar to what has historically been used at Mt Todd. The drill core, upon removal from the core barrel, was photographed, geologically logged, geotechnically logged, and placed into metal core boxes. The metal core boxes were transported to the sample preparation building where the core was marked and sawn into halves. One-half was placed into sample bags as one-meter sample lengths, and the other half retained for future reference. The only exception to this was when a portion of the remaining core was flagged for use in the ongoing metallurgical testwork.

The bagged samples had sample tags placed both inside and on the outside of the sample bags. The individual samples were grouped into “lots” for submission to the independent lab for preparation and analytical testing. All of this work was done under the supervision of a Vista Gold geologist.

Vista Gold and Tetra Tech developed an assay protocol for the analyses of the 2008 exploration drill core and for validation of the historic assays.

Sample Preparation and Security

The 2008 diamond drilling program was conducted under the supervision of the Geologic Staff which was composed of our Chief Geologist, several contract expatriate geologists, and a core handling/cutting crew. The core handling crew was casual labor recruited locally.

Facilities for the core processing included an enclosed logging shed and a covered cutting and storage area that was fenced in. Both of these facilities were considered to be limited access areas and kept secured when work was not in progress.

The diamond drill core was boxed and stacked at the rig by the drill crews. Core was then picked up daily by members of the core cutting crew and transported directly into the logging shed.

Processing of the core included photographing, geotechnical and geologic logging, and marking the core for sampling.  The nominal sample interval was one meter.  When this process was completed, the core was moved into the core cutting/storage area where it was laid out for sampling. The core was laid out for the following procedures:

•	One-meter intervals were marked out on the core by a member of the geologic staff;

•	Geotechnical logging was done in accordance with the instructions received from SRK;

•
Geologic logging was then done by a member of the geologic staff. Assay intervals were selected at this time and a cut line marked on the core. The standard sample interval was one meter. During the early part of the program some flexibility was allowed for portions of the core that were not expected to return significant values based on visual inspection. These portions of the core were sampled in two meter intervals. This was discontinued when numerous greater than one part per million assays were received from the two meter intervals;

•	Blind sample numbers were then assigned and sample tickets prepared. Duplicate sample tickets were placed in the core tray at the appropriate locations; and

•	Each core tray was photographed and restacked on pallets pending sample cutting.

The core was then cut using diamond saws with each interval placed in marked plastic bags. At this time, the standards and blanks were also placed in plastic bags for inclusion in the shipment.  When a sequence of five samples was completed, they were placed in a shipping bag and closed with a zip tie. All of these samples were kept in the secure area until crated for shipping.

Samples were then placed in crates for shipping with 100 samples per crate (20 shipping bags).  The crates were secured with padlocks and numbered globe seals as soon as they were loaded. The secured crates were stacked outside the core shed until picked up for transport.

Sample shipments were scheduled for approximately once per week. The sealed crates were picked up on site by the transport company for road transport to the preparation facility. A confirmation note was prepared and signed by both the shipping company and the geologist supervising the loading. These confirmation notes were attached to the sample inventory and filed in the geology office on site.

When the shipment left site, sample transmittals were prepared and e-mailed to ALS Chemex.  When the shipment arrived at the preparation facility, the samples were laid out and a confirmation of sample receipt was e-mailed back to Vista Gold.

ALS Chemex was selected as the primary laboratory for all further preparation and analysis, and the closest ALS Chemex facility with the capability of preparing the samples to the desired specifications was its sample preparation facility located in Adelaide.  A series of padlocks was purchased for the sample crates and keys to these padlocks were sent to the sample preparation facility. ALS Chemex was instructed to notify Vista Gold immediately if a crate of samples arrived without the padlocks or if the globe seals were missing or showed evidence of tampering.

After the samples were prepared, a split of the pulp was shipped directly to the ALS Chemex laboratory located in Perth for analysis. The ALS Chemex sample preparation facility also prepared splits of the designated pulps and coarse rejects for cross-laboratory checks. Genalysis was selected as the secondary laboratory to do the QA/QC checks. When a batch of samples was prepared, the selected pulps and coarse rejects were shipped via TNT to the Genalysis sample preparation facility of Adelaide for the cross-laboratory check analyses. ALS Chemex sent Vista Gold an e-mail list of samples transmitted to Genalysis when they were shipped. When this notification was received by Vista Gold, sample transmittals were prepared and e-mailed to Genalysis.

When the additional sample preparation work was completed, the Genalysis sample preparation facility in Adelaide shipped the pulps to its laboratory in Perth for the cross-laboratory check analyses.

Preliminary Economic Assessment and Updated Estimate of Gold Mineralization

In June 2009, we announced the results of a preliminary economic assessment (the “Mt. Todd PEA”) with an updated estimate of gold resources under NI 43-101 criteria for the Batman Deposit completed for us by Tetra Tech of Golden, Colorado. This study was completed by or under the supervision of Mr. John Rozelle, P.G., an independent qualified person, utilizing standard industry software and estimation methodology. The technical report summarizing the results of the PEA and updated mineral resource estimate entitled “Mt Todd Gold Project Updated Preliminary Economic Assessment Report, Northern Territory, Australia” dated June 11, 2009 is available on SEDAR at www.sedar.com.

The updated estimate of mineralized material (mineral resource estimate under CIM Definition Standards) incorporates the results of 108,052 assay intervals from and assaying completed by ALS Chemex. These results are in addition to the results of 769 drill holes (250 core, 435 reverse circulation and 70 rotary drill holes) completed previously by BHP Resources Pty Ltd., Zapopan NL, Pegasus Gold Australia Pty Ltd. and Vista Gold. The deposit has a drill hole spacing that varies from 25 meters by 25 meters to 80-100 meters by 80-100 meters and generally averages 50 meters by 50 meters.

As stated in Tetra Tech’s report, “…the Mt Todd Project has an excellent drillhole database comprised of drill core, photographs of the drill core, assay certificates and results, and geologic logs. The meticulous preservation of the drill core and associated “hard copies” of the data are a testament to the originators of the project and the subsequent companies that have looked at the project. All data are readily available for inspection and verification. In addition, most of the subsequent companies or their consultants that have examined the project have completed checks of the data and assay results. Other than the “normal” types of errors inherent in a project this size, (i.e. mislabeled intervals, number transpositions, etc.), which were corrected prior to Tetra Tech’s resource estimation, it is Tetra Tech’s opinion that the databases and associated data are of a “high quality” in nature. Tetra Tech found no significant discrepancies with the existing drillhole geologic logs and is satisfied that the geologic logging, as provided for the development of the three-dimensional geologic models, fairly represents both the geologic and mineralogic conditions of each of the deposits that comprise the Mt. Todd Project.”

Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.40 grams gold per tonne, is estimated at 190,939,000 tonnes grading 0.84 grams gold per tonne.

Under CIM Definition Standards, at the same cut-off grade of 0.40 grams gold per tonne, measured mineral resources are estimated at 52,919,000 tonnes grading 0.91 grams gold per ton, indicated mineral resources are estimated at 138,020,000 tonnes grading 0.81 grams gold per tonne and inferred mineral resources are estimated at 94,008,000 tonnes grading 0.74 grams gold per tonne. The estimate of mineral resources reported in the June 2009 Mt. Todd PEA represents an increase in estimated measured resources of 119,000 ounces of gold, an increase in indicated resources of 460,000 ounces of gold and an increase in the combined estimated measured and indicated resources of 579,000 ounces of gold (12.8%) from the mineral resource estimate reported in February 2009.  Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

There are no known issues that might affect these estimates of mineralized material or mineral resources.

The Mt. Todd PEA reflects the technical studies which Vista Gold has undertaken since the issuance of the initial preliminary economic assessment on December 29, 2006, including over 18,000 meters of diamond drilling, a two-year metallurgical test program which included crushing and grinding, flotation and leach testwork, mine design and various preliminary engineering studies and cost estimates.

The Mt. Todd PEA envisioned a 30,000-tonne per day (nominally 10.5 million tonnes per year) ore mining operation with a 15.2 year mine life in the base case. The owner-operated mine fleet would include 141 tonne trucks and 18 cubic meter shovels. Three stages of crushing followed by high-pressure grinding rolls would be used to reduce the ore. Metallurgical testing to date indicates that a gold recovery of 82% can be achieved in a whole-ore leach with a grind-circuit product of 80% passing 100 mesh. Tailings disposal would be accomplished by dry-stacking of tailings as described in the Mt. Todd PEA.

Three potential operating scenarios were evaluated using a gold price of $750 per ounce (three-year running average as of first quarter 2009), an exchange rate of US$1 = AUD$1.35 and first quarter 2009 costs. The results of the Mt. Todd PEA indicate that development of the base-case alternative would have an estimated cash cost of $453 per ounce and a pre-tax Internal Rate of Return (“IRR”) of 21.6%. All analyses were done on a pre-tax basis in order to guide future study without introducing a taxation variable. Payback of initial capital invested would be three years from the start of production. The total gold mined over the 15.2 year mine life is estimated to be 4,526,000 ounces, with an estimated annual production of 245,500 ounces (with average production over the first three years of 296,700 ounces). The Mt. Todd PEA estimated that an economic gold cut-off grade of approximately 0.40 grams gold per tonne should be employed which results in a 12.8% increase (579,000 ounces) in Measured and Indicated Resources as compared to the 0.50 grams gold per tonne cutoff grade employed in the previous preliminary economic assessment. At a gold price of $950 per ounce the estimated pre-tax IRR is 37.7%. Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.  See the section heading “Cautionary Note to All Investors Concerning Economic Assessments that Include Inferred Resources.”

Additional information on the results of the Mt. Todd PEA can be found in our press release dated June 4, 2009, and in the study which is posted on SEDAR.

Development

In June 2009, we announced that our board of directors approved expenditure of funds for the preparation of a preliminary feasibility study (the “Mt. Todd PFS”) on the Mt. Todd gold project. A contract was awarded to Tetra Tech to manage and prepare the study. A contract for the process and infrastructure engineering portion of the study was awarded to Ausenco Services Pty Ltd of Perth, Australia. RDi will continue to supervise metallurgical testing and act as metallurgical consultant.

In December 2009, we also announced that we had mobilized three drill rigs to the project in anticipation of commencing a 14,000 meter drilling program beginning in early January 2010. We anticipate that the drilling program will use two core rigs and one reverse circulation rig and contemplate completion of 10 core holes (5,000 meters) and 18 reverse circulation holes (9,000 meters).  The core drilling program is designed to test areas of the Batman deposit for potential resource expansion, to convert inferred mineral resources to measured and indicated mineral resources and to obtain samples for further metallurgical testing. Inferred mineral resources have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. It cannot be assumed that all or any part of inferred mineral resources will ever be upgraded. This program is designed to follow-up on targets identified in two previous drilling programs which together have resulted in an increase in measured and indicated resources of 192% or 134.5 million tonnes containing approximately 3.37 million ounces of gold at an average grade of 0.8 grams of gold per tonne (See press releases dated January 4, 2007 and June 4, 2009).  The reverse circulation drilling program is designed to test targets on our exploration licenses located adjacent to the Batman deposit.  These targets were identified by a recently completed geologic field exploration program. The drilling program is expected to be completed during the first quarter of 2010.

We also announced in December 2009, that we are continuing to advance the Mt. Todd PFS and that the Mt. Todd PFS is expected to confirm the principal metallurgical parameters used in the Mt. Todd PEA.  The Mt. Todd PFS was originally targeted for completion by year-end 2009, but will now be deferred to enable us to incorporate the results of the new drilling program as well as to allow for additional engineering work, particularly with respect to the best approach for tailings disposal and storage. Assuming positive results from the Mt. Todd PFS, we anticipate commencing a definitive feasibility study for Mt. Todd in the second half of 2010.

Yellow Pine

Property Description and Location

The Yellow Pine gold project is located in the Salmon River Mountains of central Idaho in an area of historical gold, antimony and tungsten mining known as the Stibnite or Yellow Pine Mining District. The district is located in Valley County about 60 miles east of McCall, Idaho, and 11 miles southeast of the small settlement of Yellow Pine, Idaho. The project consists of 17 patented mining claims covering about 300 acres and 8 unpatented lode mining claims covering about 165 acres. A map showing the location of the mining claims and a table with a list of the mining claims and the holding requirements follow.

Yellow Pine District
8.5 miles to
Yellow Pine, Idaho
Unpaved Access Road
Fair Deal No. 4
Fair Deal No. 1
Camp Bird No. 2
Fair Deal No. 2
Fair Deal No. 3
Mine Dumps
A No. 1
Mine Dumps
Hennessy No. 4
Open Pit
Hennessy No. 2
Hennessy No. 3
Hennessy No. 5
Hennessy No. 6
Hennessy No. 1
Hennessy Lode Mine No. 7
Homestake
Homestake No. 1
Homestake No. 2
Homestake No. 5
Homestake Mine
Yellow Pine Mine
YP 1
YP 2
YP 3
YP 4
YP 5
YP 6
YP 7
YP 8
T 19 N
T 18 N
Approximate Area of
Known Mineralization
Patented Lode Claims
Unpatented Lode Claims
NORTH
2000 Feet
500 Meters
Yellow Pine
IDAHO
Boise
VISTA GOLD CORP.
Yellow Pine Project

Patented Mining Claims at Yellow Pine Controlled by Vista Gold

Claim Name	Mineral Survey Number	Patent Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Date Patent Recorded	Annual Holding Requirements
Fair Deal No. 1	3246	1064103	Patented Lode Mining Claim		Section 34, T19N, R9E, BM	6/7/1933	None to Vista Gold, Bradley (as defined

Fair Deal No. 2	3246	1064103	Patented Lode Mining Claim		Section 34, T19N, R9E, BM	6/7/1933	below) pays County Property Taxes

Fair Deal No. 3	3246	1064103	Patented Lode Mining Claim	81.174	Section 3, T18N, R9E, BM	6/7/1933

Fair Deal No. 4	3246	1064103	Patented Lode Mining Claim		Section 34, T19N, R9E, BM	6/7/1933

Camp Bird No. 2	3246	1064103	Patented Lode Mining Claim		Section 34, T19N, R9E, BM	6/7/1933

A No. 1	3246	1064103	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	6/7/1933

Hennessy No. 1	3357	1111588	Patented Lode Mining Claim	218.897	Sections 2 & 3, T18N, R9E, BM	7/9/1941

Hennessy No. 2	3357	1111588	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	7/9/1941

Hennessy No. 3	3357	1111588	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	7/9/1941

Hennessy No. 4	3357	1111588	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	7/9/1941

Hennessy No. 5	3357	1111588	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	7/9/1941

Hennessy No. 6	3357	1111588	Patented Lode Mining Claim		Sections 2 & 3, T18N, R9E, BM	7/9/1941

Hennessy Lode Mine No. 7	3357	1111588	Patented Lode Mining Claim		Section 3, T18N, R9E, BM	7/9/1941

Claim Name	Mineral Survey Number	Patent Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Date Patent Recorded	Annual Holding Requirements
Homestake	3357	1111588	Patented Lode Mining Claim		Section 35, T19N, R9E, BM	7/9/1941

Homestake No. 1	3357	1111588	Patented Lode Mining Claim		Sections 2 & 3, T18N, R9E, BM	7/9/1941

Homestake No. 2	3357	1111588	Patented Lode Mining Claim		Section 35, T19N, R9E, BM	7/9/1941

Homestake No. 5	3357	1111588	Patented Lode Mining Claim		Sections 2 & 3, T18N, R9E, BM	7/9/1941
Totals			17 Patented Lode Mining Claims	300.071			$0

Unpatented Mining Claims at Yellow Pine Controlled by Vista Gold

Claim Name	Serial Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Location Date	Annual Holding Fee
YP 1	186740	Unpatented Lode Mining Claim	20.66	Sections 34 & 35, T19N, R9E, BM	10/15/2003	$125.00
YP 2	186741	Unpatented Lode Mining Claim	20.66	Section 2, T18N, R9E, BM	10/15/2003	$125.00
YP 3	186742	Unpatented Lode Mining Claim	20.66	Section 2, T18N, R9E, BM	10/15/2003	$125.00
YP 4	186743	Unpatented Lode Mining Claim	20.66	Section 2, T18N, R9E, BM	10/15/2003	$125.00
YP 5	186744	Unpatented Lode Mining Claim	20.66	Sections 2 & 3, T18N, R9E, BM	10/15/2003	$125.00
YP 6	186745	Unpatented Lode Mining Claim	20.66	Section 2, T18N, R9E, BM	10/15/2003	$125.00
YP 7	186746	Unpatented Lode Mining Claim	20.66	Section 2 & 3, T18N, R9E, BM	10/15/2003	$125.00
YP 8	186747	Unpatented Lode Mining Claim	20.66	Section 3, T18N, R9E, BM	10/15/2003	$125.00
Totals		8 Unpatented Lode Mining Claims	165.28			$1,000.00

Note: all claims are Unpatented Federal Lode Mining Claims and do not expire provided annual fees are paid by August 31 of each year.

On November 7, 2003, we, through our indirect, wholly owned subsidiary, Idaho Gold Resources LLC (“Idaho Gold”), entered into an Option to Purchase Agreement with Bradley Mining Company (“BMC”) for a nine year option to purchase 100% of the patented claims at Yellow Pine for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement. The agreement calls for Idaho Gold to make nine more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1,000,000, and annual payments of $100,000 each were made in 2004, 2005, 2006, 2007, 2008 and 2009 (see Consolidated Financial Statements—Note 5). If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1,000,000. Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the claims are subject to an underlying 5% net smelter returns royalty. In 2003, Vista Gold staked the unpatented lode mining claims referenced above.

Surface use rights are guaranteed under the Federal laws of the U.S. Government to the holder of patented mining claims and it is our understanding that no parties, other than the U.S. Government, hold surface rights on the unpatented claims held by us. There may not be sufficient space on these lands for all necessary facilities including processing plant, tailings disposal and waste dump areas, and future studies will determine what additional lands, if any, are required for future operations.

Because of higher priority development projects (Paredones Amarillos and Mt. Todd), no immediate work is planned for this project. However, the next step would be additional drilling and that would require notification to and authorization from Idaho State Lands Department. We obtained authorization for a drilling program in 2007, but put the program on hold due to nearby summer forest fires.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The project is accessible by existing public gravel roads. The town of Yellow Pine, Idaho, has year-round access. From Yellow Pine, the remaining 11 miles of access to the project is by means of a gravel road that is presently not passable in the winter months.

The Yellow Pine Mine operated on an irregular basis from 1938 to 1952. There is a small, abandoned open-pit mine and some old buildings in various states of disrepair. At the present time, we have no installations at or near the Yellow Pine gold project. The East Fork of the South Fork of the Salmon River runs through the old open-pit mine. When mining was conducted, a diversion ditch and tunnel diverted the river around the mine. However, this has been abandoned and the river now runs through the old, abandoned open-pit mine. Management believes that Vista Gold is not liable for these past environmental matters, but that a future mine could be possible which would permanently divert the river around the known mineralization. A closure plan would be required with sufficient bonding to correct any perceived environmental problems at the conclusion of future mining.

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

Mine personnel would come from Yellow Pine and the surrounding area. A nearby reclamation project was conducted by contractors in the late 1990s and they were able to secure sufficient personnel who commuted to work in their own vehicles.

The known mineralization is located on and adjacent to the valley floor of the East Fork of the South Fork of the Salmon River. Topography is steep, rising above the valley floor. Elevations in the area range from about 6,000 feet to more than 9,000 feet above sea level.

The climate is characterized by robust winters and mild summers. Most precipitation comes as snowfall, with low to moderate rainfall generally occurring as afternoon thunderstorms in the warmer months. Winter temperatures may fall to minus 40°F. Summer temperatures may reach 80°F but daily temperature ranges can be substantial. Heaviest precipitation usually falls as snow in November and December. Year-round operations are possibly with adequate snow-plowing, but occasional one to several day interruptions of operations may occur due to heavy snowfall events.

History

The mining history of the region began in 1893 when gold was discovered in what is now known as the Thunder Mountain mining district, located about 10 miles east of Stibnite. Around 1900, during the gold rush to the Thunder Mountain district mercury, antimony and gold were found in the Yellow Pine district. No work of any significance was done, however, until 1917 when the demand for mercury encouraged the development of several properties. Gold and antimony were explored by underground methods at the Meadow Creek mine in 1919 and the Meadow Creek Silver Mines Company was established and carried out intermittent underground development work on the Meadow Creek deposit through the 1920s.

In 1921, Meadow Creek Silver Mines was superceded by United Mercury Mines. In 1938, the Bradley family, who had been closely associated with the district for more than a decade, formed BMC. Production of antimony and gold commenced from the Meadow Creek underground mine in the early 1930’s at a rate of about 150 tons per day.

The largest known deposit in the district, the Yellow Pine deposit, was discovered in the 1900s, but no significant mining was carried out until 1938. In 1937, a leaky water pipe caused a washout that exposed the ore zone that was to become the east side of the Yellow Pine pit. The Bradley family had also acquired the Yellow Pine deposit and in 1938 BMC started production of gold and antimony ores by open pit methods. At that time, BMC ceased production from the more costly Meadow Creek underground mine despite its higher grade. Mining of the antimony-gold ores at Yellow Pine was from two pits, the West Quarry and the East Quarry, which subsequently merged into the single pit seen today. The East Quarry was richer in gold and contained very little antimony. Production levels alternated between the two quarry areas depending on the demand for antimony.

On June 7, 1939, in anticipation of U.S. involvement in World War II, President Roosevelt signed the Strategic Materials Act.  Antimony and tungsten were both designated as strategic commodities. In 1939, both the U.S. Geological Survey and the U.S. Bureau of Mines (“USBM”) began projects to investigate the antimony deposits of the Yellow Pine district. Some of the work performed by the USBM included drilling some 52 holes in the West Quarry and some exploratory work that resulted in the discovery of the Homestake gold deposit on Sugar Creek to the northeast of the Yellow Pine deposit.

Initially, only antimony and gold were produced, but in 1941 scheelite was identified by the USGS. Overall production increased and during World War II the Yellow Pine mine became the largest producer of tungsten in the United States.  Stibnite produced 98 percent of the antimony and 60 percent of the tungsten for the allied war effort.  The tungsten ores were mined out by 1945, but large scale mining of about 2,000 tons per day of the gold-antimony ores continued through 1952 when the Yellow Pine mine closed down as a result of the collapse of the antimony prices at the end of the Korean War.

During the mining activity in the Yellow Pine district about 380,000 ounces of gold, in excess of two million ounces of silver, 50,000 tons of antimony and 1 million short ton units of tungsten (i.e., 20 lbs of WO3 per unit) were produced. Following the closure of the Yellow Pine mine in 1952, BMC completed various works relating to the processing of antimony ores and finally the smelter was closed and dismantled in 1957. The following decade had very little activity in the area. However, this was followed in the 1970s by a renewed interest resulting from the development of heap-leach technology for the processing of lower grade oxidized gold ores and the increase in the gold price.

Ranchers Exploration and Development Corporation (“Ranchers”) leased the BMC holdings in 1970 and carried out some 16,300 feet of exploratory drilling primarily on the Yellow Pine deposit during its tenure. In 1984, Ranchers merged with Hecla Mining Company (“Hecla”) to develop the oxide gold reserves on the Homestake deposit.  Hecla mined in excess of 1.5 million tons at an average grade of about 0.08 opt gold and produced about 100,000 ounces of gold by heap leaching of the oxide ores between 1988 and 1992.  The ore was initially processed at Stibnite through the Pioneer Metals plant under contract on a fixed fee basis until 1989 when Hecla permitted and built its own heap-leach plant also in the Stibnite area.

In June 1992, Hecla and American Barrick Resource Corporation (“Barrick”) started an exploration program at the Yellow Pine mine targeting the extensive sulfide gold resource at the property known as the Ponderosa project.  The two companies drilled 14 core and 3 reverse circulation holes totaling about 10,000 feet. Following this program, resource estimation was carried out for the Yellow Pine/Homestake areas. Upon evaluating the exploration effort, Barrick withdrew from the joint venture.

On June 24, 1996, Dakota Mining Corporation (“Dakota”), at the time controlling some of the areas within the district (Stibnite Mine) located outside of the Yellow Pine/Homestake property, and Hecla announced the signing of an agreement to unitize their respective sulfide interests in the Stibnite/Yellow Pine areas of Valley County, Idaho. However, the exhaustion of the known oxide ore reserves and the drop in gold prices caused both Dakota and Hecla to curtail mining operations and sulfide ore recovery investigations. Dakota mining filed for bankruptcy in July 1999. In November 2000, Hecla terminated the agreement and returned the patented mining claims to BMC. No activities other than the reclamation of mine dumps, leach pads, and haul roads have been performed since.

On November 7, 2003 we entered into an Option to Purchase Agreement with BMC regarding certain property holdings in the Yellow Pine Mining District held by BMC.

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

The Meadow Creek fault and its subsidiary structures trend north and northeast across the district and are a major controlling factor on the regional mineralization. The Yellow Pine mine, the largest mineralized area, is located in the Meadow Creek fault hanging wall, where the fault strike changes from northerly to northeasterly and a zone of stockwork sulfide veining occurs. The mineralized zone is about 2,000 feet long by 700 feet wide with a vertical extent of up to about 1,000 feet. It is cone shaped with the narrower, bottom area of the cone indicating possible continuity of the mineralization at depth, both down-dip along the hanging wall of the Meadow Creek fault and to the northwest.

The Homestake area appears as a continuation to the northeast of the Yellow Pine zone. The two zones have some similarities, as well as differences. The Homestake sulfide zone is also directly associated with the Meadow Creek fault. It appears, however, to have a somewhat different structural style from the Yellow Pine area. The mineralized zone is about 1,500 feet long by 600 feet wide and up to 350 feet vertically. It has an overall tabular shape with a true width of about 100 to 200 feet. Drill-hole information indicates that the mineralization at Homestake is encountered in both the hanging wall of the Meadow Creek fault zone as well as the footwall. Gold grades tend to be quite a bit lower than at the Yellow Pine area. The Yellow Pine and Homestake sulfide zones may be interconnected.

Exploration and Drilling

Historical records are somewhat scattered but indicate that a total of more than 120,000 feet of drilling were completed in the area of the Yellow Pine deposit. The companies and approximate drilling footages of the main drilling campaigns were as shown in the table below.

Drilling Campaigns at Yellow Pine

Date	Company	Number of Feet Drilled	Type of Drilling
BMC	1933-1952	14,500	Core
BMC	1933-1952	36,000	Churn Drill and Rotary
U.S. Bureau of Mines	1939-1941	15,800	Core
Ranchers	1970-1984	16,300	Core
Ranchers	1970-1984	5,500	Reverse Circulation
Hecla	1985-1988	21,300	Reverse Circulation
Hecla	1989	2,200	Shallow Reverse Circulation
Barrick	1992	11,400	Core
Barrick	1992	850	Reverse Circulation

Geochemical and geophysical surveys have also been conducted within the district. For example, in 1968, a reconnaissance biogeochemical survey that sampled conifer-needle humus, was conducted by the U.S. Bureau of Mines (“USBM”) that outlined several areas that contained anomalous gold and antimony. In 1991, Hecla conducted an Induced Polarization (“IP”) geophysical survey that indicated an IP anomaly suggesting a west or northwest dip to the Homestake sulfides.

Sampling and Analysis

As indicated in previous sections, exploration of the Yellow Pine project by various companies and government institutions for almost a century consisted of geological, geochemical, geophysical studies and exploration drilling.

Five separate main exploration campaigns that utilized either diamond core or reverse circulation drilling methods or both were carried out in the Yellow Pine property.  These 5 drilling campaigns were performed by BMC, USBM, Ranchers, Hecla and Barrick

BMC explored the deposit from 1933 to 1952, primarily for antimony and tungsten. The BMC drill samples used in this study were AX (1.185 inches in diameter) and BX (1.655 inch diameter) size core. Recovery of the core was reported as highly variable and averaged about 50 percent. No information on sampling or assaying techniques was available. The BMC data consists of 14,500 feet of drilling broken into sample intervals of five feet in length. BMC also used churn drill and rotary drill techniques but these assays were not included in the current database due to concerns about their accuracy.

The USBM explored the deposit with BMC from 1939 to 1941. Its primary focus was the central tungsten zone and adjacent antimony mineralization.  The drilling during this phase was all core and totaled 15,800 feet. The core diameter was mainly EX (0.905 inches), but also included AX and BX size core. Core recovery was again highly variable but averaged about 50 percent. The USBM assayed both core and sludge on five feet intervals and calculated a weighted average gold value whenever the core recovery was less than 95 percent.

Ranchers explored the deposit from 1970 to 1984.  They targeted the antimony and gold mineralization with both core and reverse circulation drilling.  About 16,300 feet of core drilling was drilled, consisting of HQ (2.5 inch diameter) with good recovery reported.  The core was split and sampled on five-foot intervals. The reverse circulation drilling totaled 5,500 feet and was also sampled and assayed in five-foot intervals.

Hecla explored the deposit from 1985 to 1989. All Hecla’s drilling was reverse circulation and focused mainly on shallow oxide gold mineralization. During 1985 and 1988, 21,300 feet of drilling was completed. Drill cuttings were sampled and assayed in five-foot intervals. During 1989, Hecla drilled 2,200 feet in 22 holes, but total gold assays were only available for 500 feet of this drilling. None of the Hecla 1989 data is included in the current database.

During 1992, Barrick and Hecla conducted the Ponderosa project, an exploration program to confirm zones of medium to high grade gold sulfide mineralization. They drilled 11,400 feet of NQ (1.875 inch diameter) size core and had excellent recovery. The drill holes were all surveyed down the hole and the core was split and assayed in five-foot intervals. During this project, 850 feet of reverse circulation drilling was also completed, sampled and assayed in five-foot intervals.

The USBM drilling campaign of 1939-1941 was all core drilling performed by contractors. The campaign employed a diamond drill sampler for each shift.  The sampler’s duties were to check the work accomplished by the drill contractor and to collect and care for the core and sludge samples. Sludge samples were collected in wood or metal settling tanks, 10-inch by 10-inch by 8-feet in size; they were constructed with cross baffles to aid settling. The overflow from the settling tanks was collected in 50-gallon steel drums to permit further settling of the finer particles. Addition of lime to the returned drill water was found to aid settling by coagulating the slimes. After each run of approximately five feet, the sludge was collected from the settling tanks and drums and dried in galvanized-iron tubs over a wood fire. After drying, the samples were weighed and sacked. Drill cores were measured and weighed by the sampler and filed in conventional-type wood core boxes. Later, the core was split; one-half was assayed, and the other half was filed for future reference. According to the USBM, more effort and expense were devoted to sampling than was customary in drilling operations performed by mining companies because it was desired to determine accurately the quality and grade of ore by the drilling method alone, and the results were to be filed as official government records.

No verifiable records exist on the BMC campaigns except that the USBM - April 1948 report states that: “The surface drilling procedure of the mining company was similar to that used by the Bureau of Mines. Their sampling differed from Bureau of Mines practice in that collection of samples was entrusted to the drill helper.”

No information on sampling procedures was found for the Ranchers’ drilling campaigns. These programs included both core and reverse circulation drilling. All drill samples were assayed for total gold. Antimony and silver assays were done consistently only in the high antimony zones. Tungsten and arsenic assays were sporadic.

The Ponderosa project carried out in 1992 by Barrick and Hecla was the first known campaign that had the focus of exploring the Yellow Pine area specifically for gold sulfide mineralization. The majority of the footage was core drilling in the Yellow Pine area with just 850 feet of reverse circulation drilling in two holes in the Homestake area. Records indicate that overall core recoveries were about 95% with ranges from 30% to 100%. Holes were sampled at five-foot intervals and split lengthwise with a hydraulic core splitter. Precautions were taken to try and split perpendicular to any predominate fracture fabric. For the reverse circulation holes, all samples were collected at five-foot intervals. Slightly different procedures were used for dry or wet samples. Dry samples were composed of both chips and fines. Once water was encountered, the sample was collected in two categories, chip and fines. Samples were collected in five gallon buckets; the liquid was poured through a 15-wire-mesh strainer into plastic bags with flocculent that was allowed to settle for 48 hours before pumping the clean water out. The remaining chips or concentrated slurry in the buckets was poured into separate bags without flocculent. All samples were double bagged for shipment. Twin hole drilling (J-6 core and 92-1 reverse circulation) was also conducted and from the results, it was concluded that the weight-averaged reverse-circulation gold assay value of the entire hole matched the split core assay, and that the best correlation existed where the holes were closest together but significant mismatch may occur where the holes were as little as four feet apart.

There are a large number of long sample intervals that do not appear to follow regular accepted sampling procedures. These samples are mainly from older holes taken when the main focus was not gold but either antimony or tungsten mineralization.  It is unclear in many cases if these intervals, which range anywhere from 5.2 feet to 463 feet in length, are actual sample intervals or composited data.  It would appear that in most cases, the longer intervals of 40 to 50 feet or longer are actually composited data from older holes. The compositing method used is unknown. These long intervals, especially when they carry good gold grades, would certainly raise the issue of sampling and assaying integrity. However, it appears that for the most part, more modern and careful drilling and sampling for sulfide gold (e.g., Barrick’s J-holes and others), confirms the values and continuity of these somewhat questionable long assay intervals.

As a check on possible sample bias, following the Barrick drilling program, the Winters Group of Tucson, Arizona, evaluated the samples from each of the drilling campaigns separately to determine if any gold grade bias existed from one sample set to the next. Gold-grade statistics were compiled at a suite of cutoff grades, not only for the complete set of assays, but also for the assays from each of the drilling campaigns and drilling methods. Minor discrepancies in average gold grade between the reverse circulation assays and diamond core assays were noted, with a tendency of reverse circulation holes to sample less gold than core samples. Discrepancies in average gold grade and gold grade variability were noted for the various diamond core drilling campaigns. Higher average grade and variability in the most recent core samples was apparently caused by concentrating these drill holes in some of the higher grade portions of the Yellow Pine pit. A lower average grade for the USBM drill holes was likely due to the fact that these drill holes were targeted on tungsten and antimony rather than gold. Large composite gold assays generated by BMC were summarized separately. It was expected that these large composites would show much less variability than the other core sample assay data, but this was not the case. The BMC large composites showed very similar behavior to all other core assays. Overall, the study concluded that the minor discrepancies observed from one campaign to the other could be attributed to differences in exploration objectives and no systematic bias was apparent.

Pincock, Allen & Holt (“PAH”) reviewed the information available on the historical exploration data and found that little detailed information exists on the sampling preparation and analysis procedures followed especially for the older drilling programs (e.g., BMC, USBM). However, the more recent programs run by companies such as Ranchers and Barrick, appear to have conducted their sample preparation and assaying by well-known and reputable commercial labs. Original assay certificates indicate that Ranchers, which drilled the R-series holes and others such as the 83-H series holes, assayed drill-hole samples at Rocky Mountain Geochemical Labs.  Spot checks against the database carried on several of these holes found no errors. It was also found that assay checks were run on every tenth sample, apparently in a consistent manner.

According to PAH, the Ponderosa drilling campaign carried out in 1992 by Barrick and Hecla, appears to have been conducted to the highest standards of the time. For example, check assays were completed on 59 pulps from drill holes J-1 through J-5. Chemex Labs (“Chemex”) in Vancouver ran the assaying and Bondar-Clegg (“Bondar”) also in Vancouver performed the check assays. The average gold content for the five holes from Chemex was 0.061 ounces per ton (“opt”), and 0.057 opt from Bondar. This represents a 6.9 percent difference from Chemex to Bondar. Due to this discrepancy, a second set of checks was sent to Rocky Mountain Geochemical (“RMG”). The second set of samples consisted of two groups: the first group represents 37 of the samples sent to Bondar from holes J-1 to J-5 that assayed more than 0.025 opt, and the second group was from holes J-6 to J-8 and contained 24 samples assaying more than 0.055 opt.  The assay results from RMG showed good correlation to Chemex, with the average assay for all 61 samples being 2.6 percent higher at RMG.

PAH was not able to directly verify sampling procedures, preparation, analysis and security because all drilling campaigns are historical. However, from the review of the literature and documentation on the project, PAH is reasonably satisfied that previous operators collected their samples according to standards and accepted practices at the time of the campaigns. In general, it is probably fair to say that the older the drilling campaign, the less reliability on its procedures especially taking into account that gold sampling and assaying was not a primary focus on the older campaigns that mainly explored for antimony and/or tungsten. For the more recent campaigns (i.e., Ranchers and especially Barrick), PAH is satisfied with the adequacy of the sample preparation and analysis. In general, the samples from the various drilling campaigns are mutually supportive in establishing the precious metal mineralization of the deposit, with any differences mainly due to laboratory analytical differences.

Recent Exploration

In 2007, we planned to drill several core holes in the known resource area to confirm results from earlier drilling and to demonstrate on-strike continuity of mineralization. However, due to severe forest fires in the area during the drilling season, this plan was put on hold. Since then, we have channelled our personnel and financial resources into advancing Paredones Amarillos and Mt. Todd towards production. We may seek a joint-venture partner to assist us in advancing Yellow Pine towards and into production.

Preliminary Assessment and Mineral Resource Estimate

Following our acquisition of the Yellow Pine property in 2003, PAH, of Denver, Colorado, completed an NI 43-101 third-party technical study for us in November 2003 utilizing standard industry software and estimation methodology. An assay database for 538 drill holes totaling 120,922 feet of drilling was used to estimate mineral resources (mineralized material under SEC Industry Guide 7) in the Yellow Pine and Homestake sulfide zones.

In November 2006, a NI 43-101 third-party preliminary assessment (“Yellow Pine PA”) was completed by PAH on the project by or under the supervision of Richard J. Lambert, P.E. and Barton G. Stone, P.G., each an independent qualified person.  A technical report summarizing the results of the preliminary assessment entitled “CNI 43-101 Technical Report, Preliminary Assessment of the Yellow Pine Project, Yellow Pine, Idaho” dated December 13, 2006 is available on SEDAR at www.sedar.com.

The mineral resource estimate used in the Yellow Pine PA was the same as the November 2003 mineral resource estimate. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Yellow Pine gold project, above a cut-off grade of 0.025 gold ounces per ton, is estimated at 33,835,000 tons grading 0.066 gold ounces per ton.

Under CIM Definition Standards, at a cut-off grade of 0.025 gold ounces per ton, measured mineral resources are estimated at 16,332,000 tons grading 0.070 gold ounces per ton, indicated mineral resources are estimated at 17,503,000 tons grading 0.061 gold ounces per ton and inferred mineral resources are estimated at 16,047,000 tons grading 0.051 gold ounces per ton. Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

The conceptual process flow sheet for Yellow Pine consists of the following processes.  Ore would be mined in the open pit and crushed by a jaw crusher. This ore would be fed to a semi-autogenous (“SAG”) mill at a nominal rate of 8,600 tons per day, and the mine life is estimated at about 10 years. Ore grades would average 0.073 gold ounces per ton and the strip ratio would average 1.5:1. The SAG mill would be followed by a ball mill producing a product of 80% passing minus 200 mesh. The ball mill would be followed by a flotation circuit for recovery of the sulfide minerals into a mineral concentrate. The concentrate would be thickened and filtered and would be packaged in 2,000 pound super sacks and transported by truck to a pressure oxidation mill in Nevada for further treatment and production of a salable gold product. Overall gold recovery is estimated at 87% with 1.95 million gold ounces recoverable (averaging 189,000 gold ounces per year). By treating the concentrate offsite, we believe the project should be beneficial to the environment as the existing conditions would be properly reclaimed and the East Fork of the South Fork of the Salmon River permanently diverted away from sulfide-bearing (and potentially acid-generating) rocks. At the level of this study, economics were determined on a pre-tax basis.

The total capital cost over the project life was estimated by PAH to be $170 million with preproduction capital at $150 million. According to the PAH study, at long-term gold prices over $550 per ounce, the project appears to be viable. PAH estimated that at a gold price of $630 per ounce, the Yellow Pine project demonstrates favorable economics, with a net cash flow of $266 million, a net present value of $126 million at a 5% discount rate and a pre-tax internal rate of return of 19% over a 10 year mine life. At a gold price of $550 per ounce, payback of capital would be in eight years. The preliminary assessment is preliminary in nature and includes inferred mineral resources (3% inferred and 97% measured and indicated) that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that the preliminary assessment will be realized.  Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.  See the section heading “Cautionary Note to All Investors Concerning Economic Assessments that Include Inferred Resources” above.

Federal U.S. income taxes of approximately 35% and Idaho State Income taxes of approximately 7.6% would be payable on net income. There would be possible local property and other taxes, although, at this stage of the project, this has not been considered.

Guadalupe de los Reyes

Property Description and Location

Guadalupe de los Reyes is located in the State of Sinaloa, in western México, at approximately half of the distance between the cities of Mazatlán and Culiacán. The project area is accessed by a 30-kilometer dirt road from Cosalá, a city of approximately 17,000 inhabitants. The city of Cosalá is connected to the cities of Mazatlán and Culiacán by a 55-kilometer paved highway plus 100 kilometers of toll freeway or by small aircraft from a local airstrip to international airports of Durango, Mazatlán and Culiacán. The property is held through 16 Federal mining concessions (plus one in the application process) totaling about 4,437 hectares. A location map and table of mining concessions controlled by Vista Gold follow.

NORTH
1 km
340,000 E
341,000 E
342,000 E
343,000 E
344,000 E
345,000 E
346,000 E
347,000 E
348,000 E
349,000 E
2'691,000 N
2'690,000 N
2'689,000 N
2'688,000 N
2'687,000 N
2'686,000 N
2'685,000 N
2'684,000 N
2'683,000 N
2'682,000 N
LOS REYES TRES
ELOTA
LOS REYES SEIS
LOS REYES FRACCION NORTE
PADRE SANTO
EL FAISAN
PADRE SANTO
LOS REYES CINCO
NORMA
LOS REYES SIETE
SAN MANUEL
STO NIÑO
PATRICIA
SAN PEDRO
SAN PABLO
PROLONGACION DEL RECUERDO
LOS REYES 8
Approximate Area of Known Mineralization
EL FAISAN
LOS REYES DOS
MARTHA I
NUEVA ESPERANZA
PROLONGACION DEL RECUERDO
LOS REYES CUATRO
PROLONGACION DEL RECUERDO 2
ARCELIA ISABEL
SAN MIGUEL
LA VICTORIA
DOLORES
Unpaved Access Road
ELOTA
LOS REYES FRACCION OESTE
LOS REYES FRACCION SUR
MEXICO
SINALOA
DURANGO
CULIACAN
Gaudalupe de los Reyes
MAZATLAN
PACIFIC OCEAN
Vista Gold Corp. Property
Other Property
VISTA GOLD CORP.

**Guadalupe de los Reyes Project**

Mining Concessions at Guadalupe de los Reyes Controlled by Vista Gold

Concession Name	Serial Number	Surface Area (hectares)	Location Coordinates UTM (NAD27)	(INEGI Official Map No.)	Location Date	Expiration Date	Annual Fees (in Mexican Pesos)
Gaitan Concessions

La Victoria	210803	199.8708		G13C75	11/30/1999	11/29/2049	11,448.60

Prolongación del Recuerdo	210497	91.4591		G13C75	10/8/1999	10/7/2049	5,238.78

Prolongación del Recuerdo Dos	209397	26.6798		G13C75	4/9/1999	4/8/2049	3,055.38

Arcelia Isabel	193499	60.3723		G13C75	12/19/1991	12/18/2041	12,169.84

Dolores	180909	222.0385		G13C75	8/6/1987	8/5/2012	44,758.52

San Luis Concessions:

Los Reyes 8	226037	9.0000		G13C75	11/15/2005	11/14/2055	130

Los Reyes Fracción Oeste	210703	476.9373		G13C75 and G13C85	11/18/1999	11/17/2049	56,278

Los Reyes Fracción Norte	212757	1,334.4710		G13C75	11/22/2000	10/7/2049	78,762

Los Reyes Fracción Sur	212758	598.0985		G13C75	11/22/2000	10/7/2049	35,302

Los Reyes Dos	214131	17.3662		G13C75	8/10/2001	8/9/2051	1,024

Los Reyes Tres	214302	197.0000		G13C75	6/9/2001	5/9/2051	11,628

Los Reyes Cinco	216632	319.9852		G13C75	5/17/2002	5/16/2052	18,886

Los Reyes Cuatro	217757	11.1640	Project centered	G13C75	8/13/2002	8/12/2052	328

Los Reyes Seis	225122	427.6609	at approximately	G13C75	7/22/2005	7/21/2055	6,064

Los Reyes Siete	225123	4.8206	345000E,	G13C75	7/22/2005	7/21/2055	70

San Miguel Concessions:			2686000N

Norma	177858	150.0000		G13C75	4/29/1986	4/28/2011	30,237

San Manuel	188187	55.7681		G13C75	11/22/1990	11/21/2015	11,241.74

El Padre Santo	196148	50.0000		G13C75	7/16/1993	7/15/2043	10,079

Santo Niño	211513	44.0549		G13C75	5/31/2000	5/30/2050	2,523.46

El Faisan	211471	2.6113		G13C75	5/31/2000	3/30/2050	149.58

Patricia	212775	26.2182		G13C75	1/31/2001	1/30/2051	1,501.78

Martha I	213234	46.6801		G13C75	4/10/2001	4/9/2051	2,673.84

San Pedro	212753	9.0000		G13C75	11/22/2000	11/21/2050	515.52

San Pablo	212752	11.1980		G13C75	11/22/2000	11/21/2050	641.42

Nueva Esperanza	184912	33.0000		G13C75	12/6/1989	12/5/2039	6,652.14

San Miguel	185761	11.7455		G13C75	12/14/1989	12/13/2014	2,367.66

MPA Concessions:
						Application for title was filed in January 2008
Elota	To be determined when title is granted	To be determined when title is granted
						353,726.26 Mexican Pesos
Totals		4,437.2003 hectares
						Total in US$ @ an exchange rate on 3/10/2010 of US$1.00 = MP$12.66 = US$27,940

On August 1, 2003, we executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. During a due-diligence period prior to the signing of the purchase agreement, we made payments to the owner, Sr. Enrique Gaitan Maumejean, totaling $100,000, and upon exercising our option to complete the purchase, paid an additional $200,000. On August 4, 2004, we issued 138,428 Common Shares to Sr. Gaitan in satisfaction of the scheduled payment of $500,000, which could be made in cash or Common Shares at our discretion. An additional $500,000 in cash was to be paid in installments of $100,000 on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. Payments of $100,000 were made in each of 2005, 2006, 2007, 2008 and 2009, completing the purchase option. A 2% net smelter returns royalty (“NSR”) will be paid to Sr. Gaitan and may be acquired by us at any time prior to 2053 for $1.0 million.

On December 19, 2007, we announced that we had signed an agreement to acquire Grandcru Resource Corporation’s (“Grandcru”) interest in two gold/silver mineral properties adjacent to our Guadalupe de los Reyes gold project. The acquisition was completed on January 24, 2008. Under the terms of the agreement, we agreed to: (a) pay Grandcru $425,000 less any amounts payable in back taxes on the mining concessions ($377,000, net of back taxes on the mining concessions), and pay a private investment group known as the San Miguel Group $75,000; and (b) issue to Grandcru and the San Miguel Group, in aggregate, Common Shares of the Corporation with a value of $1,000,000 (amounting to 213,503 Common Shares) on closing. In addition, we reached agreement with San Luis and with the San Miguel Group to complete the acquisition of their respective interests in the mining concessions at the same time as the closing occurred with Grandcru. We agreed to pay a 2% NSR on all minerals produced payable to the San Miguel Group on the mining concessions known as the San Miguel Concessions. We agreed to pay San Luis a 1% NSR on mining concessions known as the San Luis Concessions and the San Miguel Concessions, and a 2% to 3% NSR depending on the gold price on our mining concessions known as the Gaitan Concessions. At gold prices below $499.99 per ounce, the royalty payable to San Luis on the Gaitan Concessions will be 2% and at or above $500 per ounce, the royalty payable will be 3%. Certain of the San Luis Concessions are subject to a pre-existing underlying royalty of a 3% NSR payable to Sanluis Corporación, S.A. de C.V.  The maximum royalty payable on any of the mining concessions would be a 5% NSR.

Most of the surface rights to the Guadalupe de Los Reyes Project are held by the Ejido Tasajera (“Ejido”). A few individuals hold other surface rights. Previous operators in the area have successfully negotiated surface rights agreements with the Ejido and the individual surface holders. An important consideration is the traditional use of land, which recognizes that mining is the preferred use of the land in and around old mine workings. It has been reported that prior operators had a good working relationship with people of the Ejido, since many of the inhabitants are necessarily contracted when work is carried out in exploration or mining operations. No labor or access problems have been reported by prior operators or other mining operators within the area. There is sufficient space on the mineral land controlled by us for all necessary facilities including processing plant, heap-leach pads and waste dump areas. To operate within the laws and regulations of México, we must negotiate the use of the land rights before initiating development of any considerable mining operations in the project area. We anticipate that adequate mine labor would be available from the local communities, but professional staff would need to be recruited from outside the area and would be based in Cosala and either self-transport to the mine daily or be bussed.

There are no known environmental liabilities on the project.

We have no installations at or near the project.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The project is located in the western foothills of the Sierra Madre Occidental at elevations that vary from approximately 300 meters to 1,000 meters. The topography is moderate to rugged. Climate in this area is arid to semi-arid with an average temperature of 22° to 26°C. The average rainfall of approximately 1,000 millimeters occurs mostly during the period of June to September in strong storm events that cause flooding along the river beds and frequent interruptions of the road to Cosalá. Outside of infrequent flood interruptions of the road during the rainy season, it is anticipated that mining operations can occur on a year-round basis.

Access to the Guadalupe de Los Reyes gold project area is from approximately midway (100 kilometers) on the toll road that connects the cities of Mazatlan, and Culiacan, and then to Cosala by a 55-kilometer, two-lane paved highway. A 30-kilometer dirt road connects Cosala with the project area. An airstrip for small aircraft is located near Cosala, with public and private service to the cities of Mazatlan, Culiacan and Durango.  Electrical power is available in the village of Guadalupe de los Reyes, but there may not be sufficient capacity to support a mining operation.  A trade of study between on-site power generation and power capacity upgrades will be part of a future feasibility study.  It is anticipated that ground-water wells would supply water for any future mine development and that the source of mine personnel would be from nearby villages. Operations personnel would be secured from surrounding villages. Transportation of personnel will be addressed in future feasibility studies.
Sporadic underground mining of veins in the district occurred from the 1770s until the 1950s. Old, underground mine workings and relatively small mine-waste dumps exist in the area, but no tailings ponds are present.

History

The Guadalupe de Los Reyes mining district was discovered, according to local residents, on December 12, 1772, (virgin of Guadalupe’s day) and claimed on January 6, 1773, (Wise men’s day, “Día de los Reyes Magos”); hence, the current name is Guadalupe de Los Reyes (previously Guadalupe Los Reyes). Several areas were developed within the district throughout its production history, mainly the Guadalupe mine, El Zapote, San Miguel, Mariposa, La Chiripa, Tahonitas, Noche Buena, Candelaria, Tatemas, Las Primas, and Fresnillo, along three principal vein systems. These veins include the 2.5-kilometer long East-West system of the Guadalupe mine; 4.0-kilometer long NW-trending systems of San Miguel–Chiripa–Noche Buena, and Mariposa–Zapote-Tahonitas, and other secondary systems. Intermittent production of gold/silver ores from the different mines within the district was reported until the 1950s. Access to the district was on horseback until the early 1960s when the dirt road access from Cosalá was built.

Historical production for the Guadalupe district was estimated in February 1936, by Mr. C. W. Vaupell as approximately 600,000 ounces of gold and over 40 million ounces of silver (1.5 million tonnes of ore averaging 12 grams per tonne gold and 900 grams per tonne silver). A more comprehensive report, based on National Registry records, by Minas de San Luis, S.A. de C.V. summarized the production as 319,000 gold ounces and 15 million silver ounces from 1771 to February 1989.

From the middle of the 1950s to the 1980s there was limited activity within the Guadalupe district that included exploration reconnaissance studies and mining concessions promotions, until Northern Crown Mines Ltd took important steps to test the geologic potential with drilling and considerable investment  in the early 1990s.

Operating companies in the district included Negociación Minera de Guadalupe de los Reyes, S.A.; Compañía La Chiripa y Anexas; Compañía Candelaria Canoas, S.A., and in recent times Mr. Enrique Gaitán Enríquez representing various companies as Compañía Minera Campanillas, S.A. de C.V., Minera Tatema, S.A. de C.V., and Minera Sierra Pacífico, S.A. de C.V., and Minera Mariposa, S.A. de C.V. (“Mariposa”); and most recently exploration companies as Minas de San Luis, S.A. de C.V. (“Luismin”) (later acquired by Goldcorp, Inc. – “Goldcorp”).; Minera Silverado, S.A. de C.V.; Northern Crown Mines Ltd. (“NCM”); Meridian Gold Company (“Meridian”); Grupo San Miguel (“San Miguel Group”), Grandcru,  and Vista Gold.

Intermittent production occurred over a period of 150 years, from 1772 to the 1950s, resulting in a reported accumulated extraction of approximately 1.1 million tonnes with an average grade of 9.20 gold grams per tonne gold and 430 silver grams per tonne from the various deposits located within the mining district.  Most of this production was exported to Germany as doré bars.

Subsequently, private investors leased some of the concessions from a group of claimholders from the city of Culiacán and carried out exploration and development operations in the Mariposa mine, resulting in extraction of approximately 1,000 tonnes of gold ore with an average grade of 5.2 gold grams per tonne. Between October 1988 and February 1989, Enrique Gaitán and Associates mined 31,500 tonnes with a reported grade of 5.8 gold grams per tonne from an open cut in the El Zapote South area and recovered, according to Mr. Gaitán, approximately 93 kilograms of gold from a small cyanide vat-leach facility. Minera Sierra Pacífico, a wholly-owned subsidiary of NCM, began conducting exploration activities in the El Zapote area in 1992, when modern methods of exploration were first applied in the project area with a program that included geochemical soil and rock chip sampling, geophysical studies including VLF-EM and magnetic surveys, drilling, sample and assay checks, partial underground development and computer modeling to estimate mineral resources. Preliminary metallurgical testwork was carried out on bulk samples and drill chips from the El Zapote deposit.  Environmental permits for exploration were obtained by NCM and Meridian.

NCM, under an option to purchase the mining claims that covered the Guadalupe de Los Reyes District, developed a full program of exploration. The exploration program included drilling five zones within the Guadalupe district as follows: El Zapote deposit, 197 reverse circulation holes, 15,728 meters; Guadalupe deposit, 78 reverse circulation holes, 10,547 meters; San Miguel deposit, 33 reverse circulation holes, 3,674 meters; Noche Buena deposit, 37 reverse circulation holes, 4,071 meters; and Tahonitas deposit, 389 reverse circulation holes, 2,258 meters.

In December 2001, Meridian optioned the project from NCM and carried out a due-diligence investigation including sample checks and drilling of 23 additional confirmatory holes in four areas as follows: El Zapote deposit, 5 reverse circulation holes, 829.3 meters; La Chiripa deposit, 9 reverse circulation holes, 829.2 meters; San Miguel deposit, 6 reverse circulation holes, 698.2 meters; and Orito deposit, 3 reverse circulation holes, 375.0 meters.

Meridian subsequently dropped the option with NCM in 2002. In December 2002, NCM returned all mineral rights to the original concessionaires, including Mr. Enrique Gaitán, Luismin, Mariposa and a group of concessionaires from the city of Culiacán. Luismin has carried out prospecting studies within the concessions that cover the northern portion of the district, including the El Orito zone, including surface and geochemical sampling along known mineralized structures. These mineralized zones were discovered by prospectors developing small pits and surface workings along fault and altered zones.

In August 2003, we entered an agreement to acquire 100 percent of the mineral rights held by Mr. Gaitán, which cover approximately 7 percent of the Guadalupe de Los Reyes mining district area. These concessions enclose most of the main identified exploration targets within the Guadalupe de Los Reyes district area, including approximately 73 percent of the El Zapote deposit gold resources, all of the Guadalupe-Laija deposit, 2.6 percent of the Guadalupe-West deposit, 25 percent of the Chiripa-San Miguel deposits, all of the Noche Buena deposit, and 99 percent of the Tahonitas deposit.

In 2004, Grandcru entered into agreements with Luismin and the San Miguel Group (holders of the Mariposa concessions) to acquire concessions that cover approximately 62 percent of the mining district .

By agreement dated January 24, 2008, with Grandcru and simultaneously with Goldcorp and the San Miguel Group, we acquired the mineral rights that cover the Guadalupe mining district, except for two small claims located within the area. This agreement consolidated Vista Gold’s ownership of the known mineralization within the Guadalupe district.

Geology and Mineralization

Guadalupe de los Reyes occurs in a late Cretaceous-to-Tertiary-age volcanic sequence of rocks. Gold and silver mineralization has been found along a series of northwesterly and west-northwesterly trending structural zones. Mineralization in the project area covers an area of approximately five by two kilometers (1,000 hectares), but has been extended by geologic interpretations to an area of over 8,600 hectares. Mineralization in these zones is typical of low-sulfidation epithermal systems. Eight main target areas have been identified along three major structural zones. Several of these targets have bulk tonnage potential which may be amenable to open-pit mining, including the El Zapote, San Miguel, Guadalupe Mine, Tahonitas, and Noche Buena zones. The El Zapote target occurs in the Mariposa-El Zapote-Tahonitas structural zone on the western side of the project area and has been mapped for a distance of three kilometers. The El Zapote deposit is one of three deposits found along this structural zone, with the inactive underground Mariposa Mine one kilometer to the northwest and the Tahonitas prospect 0.5 kilometers to the southeast. The Guadalupe zone occurs as the northwest extension of the mineralized structures that were developed by underground mining along approximately 1,000 meters of the veins and to some 400 meters deep. The Guadalupe zone is found in the northeast portion of the area and has produced the majority of precious metals within the district. The San Miguel and Noche Buena zones are enclosed by the same northwestern trending structure in between the El Zapote-Mariposa and the Guadalupe structures.

Exploration and Drilling

Vista Gold has not conducted any physical work, such as drilling, on this property since its acquisition. Instead, we have focused on consolidating the land position and assembling, collating and interpreting the large amount of data that exists on this property. While we believe in its merits, higher priority projects such as Paredones Amarillos and Mt. Todd detract from our attention and funding for this project. We may seek a joint-venture partner to assist us in advancing this project.

In August 2009, a third-party NI 43-101 technical study was complete for us by PAH, by or under the supervision of Leonel Lopez, C.P.G., an independent qualified person, utilizing standard industry software and estimation methodology, to basically consolidate the mineralization in the district that we purchased from Grandcru with that already held by us. The technical report outlining the results of the study entitled “Technical Report for the Guadalupe de Los Reyes Gold-Silver Project, Sinaloa, Mexico” dated August 12, 2009 (and amended and restated on December 8, 2009, to address concerns the British Columbia Securities and Exchange Commission raised regarding disclaimers and related portions of the document, and the length of time since a site visit occurred. There were no concerns regarding technical data.) is available on SEDAR at www.sedar.com.

Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Guadalupe de los Reyes gold project, above a cut-off grade of 0.50 gold grams per tonne, is estimated at 10,048,000 tonnes grading 1.50 gold grams per tonne and 25.74 silver grams per tonne. Under CIM Definition Standards, at the same cut-off grade, indicated mineral resources are estimated at 10,048,000 tonnes grading 1.50 gold grams per tonne and 25.74 silver grams per tonne and inferred mineral resources are estimated at 4,888,000 tonnes grading 2.02 gold grams per tonne and 59.98 silver grams per tonne. Cautionary Note to U.S. Inventors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Sampling and Analysis

PAH carried out a review of the check assay program for the technical report, including correlation analysis of results for duplicate checks, and the conclusion was that the results from check assaying were reasonable. NCM personnel applied the same procedure to all sampling and data registration of all the investigated mineralized zones within the project area. PAH believes that an adequate amount of checking has been conducted and that the results are representative of the mineralization in the deposit.

PAH conducted a thorough review of the NCM sampling procedures and lab processing for the prefeasibility study of January 1998.  Most of the project analytical samples were delivered to Bondar-Clegg de Mexico, S.A. de C.V. (“Bondar-Clegg de Mexico”) in Hermosillo, México, for sample preparation.  PAH noted, however, that during one period (drill holes ZA-016 to ZA-053 or approximately 20 percent of the data) analyses were conducted by SGS-XRAL laboratories in Hermosillo, México. At Bondar-Clegg de Mexico, the entire sample was crushed to 75 percent passing 10 mesh using jaw and cone crushers.  Representative 250-gram splits of the crushed sample were obtained using a Jones riffle splitter. These splits were then pulverized to -150 mesh using a ring and puck pulverizer. The resultant samples were sent to Bondar-Clegg de Mexico’s assay laboratory in Vancouver, British Columbia, for gold and silver analysis. For gold, a one-assay-ton fire assay was conducted with an AA finish, and if the AA value exceeded 10 gold grams per tonne, then it was reassayed with a gravimetric finish. PAH noted that this is a typical analytical protocol and that Bondar-Clegg and Bondar-Clegg de Mexico are internationally recognized laboratory.

Silver analyses of earlier drill-hole samples were conducted by fire assay with an atomic absorption finish, if silver was analyzed at all. Later drill-hole samples in which silver was routinely analyzed were largely done by aqua regia digestion followed by atomic absorption. The acid digestion/atomic absorption silver values have been found to consistently be lower than the fire assay values because of a less complete extraction of the silver from the samples. This is not expected to be a problem as long as the basis for the silver analyses is stated when applying metallurgical recoveries. Silver analyses by acid digestion/AA were used for the resource calculations.

NCM had approximately 10 percent of the sample intervals in the mineralized zone sent for duplicate analysis by a second laboratory to evaluate the quality of the sample analyses. Overall, PAH found that the results from the check assaying are reasonable. It is PAH’s opinion that the sampling methods and analyses representing the Guadalupe de Los Reyes Project deposits were generated by using procedures in accordance to accepted industry standards and practices.

Exploration and Development

Because of higher priorities (Paredones Amarillos and Mt. Todd), we have not formulated a plan to advance Guadalupe de los Rios at this time. We have spent time and hired consultants to help us compile and assemble data on the project from which we can develop a plan to drill and progress this project. We may seek a joint-venture partner to assist us in bringing Guadalupe de los Reyes towards and into production. At the time we are in position to advance the project, we will need to obtain the necessary permits for the work.

Long Valley

Property Description and Location

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

The surface rights covering the area of the claims are owned by the U.S. government, with the area being subject to a surface grazing lease. There is sufficient space on the mineral land controlled by Vista Gold for all necessary facilities including processing plant, heap-leach pads and waste dump areas.

 On January 22, 2003, we executed an option agreement to acquire 100% of the Long Valley gold project from Standard Industrial Minerals, Inc. (“Standard”). Under the terms of the option agreement, we agreed to pay Standard $750,000 over five years, with annual payments to be due as follows: $100,000 due on each of January 15, 2003, 2004, and 2005; $200,000 due on January 15, 2006, and $250,000 due on January 15, 2007. We made these payments (see Consolidated Financial Statements—Note 5), and in January 2007, exercised our option to purchase the property, which is held through our indirect, wholly-owned subsidiary, Vista Gold California LLC. Royal Gold, Inc. (“Royal Gold”) holds a 1% net smelter royalty on the property which we granted to Royal Gold in exchange for related data from Royal Gold.

    There are no known environmental liabilities on the project.

We have no installations at or near the project.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Long Valley property is located about 7 miles to the east of the town of Mammoth Lakes and about 45 miles north of the town of Bishop, California. Both towns are connected by U.S. Highway 395, which passes a few miles west of the property. Access to the property from the highway is via a series of graded gravel roads. The property is in an undisturbed condition.

Groundwater has been encountered in many exploration drill holes at depths of 200 to 300 feet and should be available in sufficient quantities for processing. It is believed that adequate power is available in the area with no more than a few miles of additional power line required to reach the property.

Operations personnel should be available from Mammoth Lakes and Bishop, with employees commuting to work in private vehicles.

The climate is semi-arid and moderate, with high temperatures in the summer generally in the 80°F range and winter highs generally in the 30-40°F range. Winter temperatures can be below 0°F. Precipitation at the property probably totals about 20 to 25 inches per year, divided between winter snows and summer thunderstorms. Snow depths in winter are generally less than two feet on the property, and the overall climate should permit operations year-round.

The property is located a few miles to the east of the Sierra Nevada Mountains, at an elevation of about 7,200 feet, in an area of gently rolling terrain.

History

Freeport McMoran Copper and Gold, Inc (“Freeport”); Standard; Battle Mountain Gold Company (“BMGC” or “Battle Mountain”); Royal Gold; and Amax Minerals Company (“Amax”) completed most of the drilling on the property. Most of the drilling prior to 1994 was vertical, and most of the drilling after 1993 was angled.

Gold mineralization was first recognized on the property by Standard in the early 1980s as being present in small amounts in and around its kaolinite clay mining operations. Standard optioned the property to Freeport in 1983, who prospected the area and defined several distinct mineralized zones, referred to as the North, Middle and South. Freeport drilled about 80 shallow reverse circulation holes in mostly the North and South zones during 1983-1984. Freeport dropped the property, but additional drilling was performed by Standard in 1986, with 24 shallow rotary holes drilled mostly in the South zone.

Royal Gold acquired the property from Standard under a lease/purchase option agreement in 1988 and shortly thereafter drilled 52 air track holes in the South zone. Royal Gold also had performed various metallurgical and engineering studies and submitted permitting documents in support of constructing a small operation based on gold resources in the South zone.  However, in 1990, BMGC and Royal Gold formed a joint venture to further explore and perhaps develop the property.  During 1990 and 1991 BMGC, as the operator, completed geologic mapping, geochemical sampling, and geophysical surveying of the area and also drilled 59 reverse circulation holes. These holes were mostly in the South zone, but also resulted in the discovery of two new zones contiguous with the South zone, the Hilton Creek zone and the Southeast zone.

BMGC dropped out of the joint venture in 1993, but work continued by Royal Gold.  During the period 1994 through 1997, Royal Gold aggressively explored the property drilling some 625 holes mostly in the Hilton Creek and Southeast zones.  Only 10 core holes were drilled, with the balance being reverse circulation holes. During this time, Royal Gold also undertook extensive studies related to metallurgical investigations, preliminary engineering studies, including resource estimations, and initiated baseline-type  environmental  studies of the biological, water, and archeological resources of the area.

In mid-1997, Amax performed extensive due-diligence investigations in consideration of forming a joint venture with Royal Gold to place the property into production.  Its work included drilling 46 reverse circulation holes and 10 core holes, as well as extensive re-assay and check assay work and the re-logging of older holes. Many of the holes were intended as “twins” to earlier Royal Gold holes. Amax elected not to proceed with the formation of the joint venture because of the continued deterioration of the gold price and its pending merger with Kinross Gold Corporation. The following table summarizes the drilling completed on the property.

History of Drilling on Long Valley Property, California

Year	Company	Number of Holes	Footage
1983-1984	Freeport	80	18,615
1985	Standard	24	2,055
1988	Royal Gold	52	4,770
1991-1992	Battle Mountain	59	18,685
1994-1997	Royal Gold	625	207,901
1997	Amax Gold	56	16,249
Totals		896	268,275

Following Amax’s departure, Royal Gold continued with some of the environmental studies, reclaimed the drill roads and sites, performed some additional geochemical sampling, re-estimated mineral resources, and initiated a community public relations campaign. Due to the continued decline in the gold price and the decision by Royal Gold to become a royalty holding company, Royal Gold turned the property back to Standard, effective August, 2000. In January 2003, Vista Gold acquired the property from Standard. We acquired all related data from Royal Gold in exchange for a 1% NSR to Royal Gold. Since 2000, the only work done on the property has been that necessary to maintain the claims in good standing.

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

Gold and silver mineralization is quite continuous throughout the zones and is well-defined above a cut-off grade of 0.010 gold ounces per ton. Within the continuous zones of low-grade gold mineralization (above 0.010 gold ounces per ton) are numerous zones of higher grade mineralization above 0.050 gold ounces per ton, particularly in the Hilton Creek zone, which may relate to zones of enhanced structural preparation. Mineralized zones typically correlate with zones of more intense clay alteration or argillization and/or silicification.

Exploration, Drilling and Resource Estimate

As mentioned above, no physical work such as drilling has been done on the property since Royal Gold turned the property back to Standard in 2000.

The database contains 896 drill holes totaling 268,275 ft of drilling, of which, 800 drill holes totaling 257,545 feet are reverse circulation, 20 drill holes totaling 3,905 feet are core holes and the rest are rotary and air-track holes.

In February 2003, MDA, completed an NI 43-101 third-party mineral resource estimate  for Vista Gold on the Long Valley gold project. In January 2008, a NI 43-101 third-party preliminary assessment was completed by MDA for us on the Long Valley gold project (the “Long Valley PA”), by or under the supervision of Neil Prenn and Thomas Dyer of MDA and Deepak Malhotra of RDi, each independent qualified persons within the meaning of NI 43-101, utilizing standard industry software and estimation methodology. Both studies were done under the supervision of Neil Prenn, a qualified person. The results of the Long Valley PA which included an updated mineral resource estimate are summarized in the technical report entitled “Technical Report, Preliminary Assessment, Long Valley Project, Mono County, California, USA” dated January 9, 2008 and the report is available on SEDAR at www.sedar.com.

Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Long Valley gold project, above a cut-off grade of 0.010 gold ounces per ton, is estimated at 68,275,700 tons grading 0.018 gold ounces per ton.

Under the CIM Definition Standards, at the same cut-off grade, measured mineral resources are estimated at 26,596,900 tons grading 0.017 gold ounces per ton, indicated mineral resources are estimated at 41,678,800 tons grading 0.018 gold ounces per ton and inferred mineral resources are estimated at 32,913,300 tons grading 0.017 gold ounces per ton See the section heading “Cautionary Note to All Investors Concerning Economic Assessments That Include Inferred Resources” above.  Cautionary Note to U.S. Inventors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

There are no known issues that might affect these estimates of mineralized material or mineral resources.

Sampling and Analysis

Most of the drill-hole samples obtained from the property were from generally dry reverse circulation drilling although, when drilling below the water table, significant flows were encountered.  Water was added when drilling dry to improve recovery.  A total of 896 drill holes were completed on the property, including 20 core holes.

Little is known of the sampling methods employed prior to 1994; however, sampling methods after 1994 are well documented. After 1993, the samples were collected and bagged at the drill site. The assay lab picked up the samples at the drill site, dried the samples, crushed, split, pulverized, and blended to obtain assay pulps. Most of the assays were completed by fire assay methods with an AA finish. Freeport completed aqua regia dissolution, followed by AA analysis of the samples.
Freeport’s samples were analyzed by Monitor Labs, who used acid digestion as the assay method. Battle Mountain used Barringer Laboratories and Bondar-Clegg Laboratories for sample preparation and fire assaying (AA finish) of one-assay-ton pulps. Sampling after 1994 was documented by Royal Gold. The Royal Gold samples were collected by taking a 5-10 pound split of each sample from the drill holes. Sample bags were sealed by the drill crew and not opened until they reached American Assay Labs. A similar procedure was used by Amax, but its samples were analyzed by Chemex Labs.

The first two Royal Gold core samples were collected at the drill site and placed in core boxes for transport to the American Assay Lab’s sample preparation facility where they were sawed in half and followed the same procedure as the reverse circulation samples. Samples were either grouped by rock type within five-foot intervals or prepared in five-foot intervals. The remaining Royal Gold core holes were six-inch diameter holes used for metallurgical testing, with the whole core blended together into a single composite. Amax prepared the core for assay by crushing the whole core after logging.

According to MDA, “The Long Valley project has had a considerable amount of check assaying and, as such, MDA concluded that collecting duplicate samples for verification purposes was not warranted.”

Sample Security

Samples were sealed in bags at the site and collected by commercial laboratory personnel.

Preliminary Assessment

As described above, in January 2008, the Long Valley PA was completed for us by MDA.

MDA considered the economic and technical parameters associated with development of the mineral resources within the restraints imposed by the state of California’s mining regulations that include a provision that all mined materials not removed from the property be replaced within the perimeter of the excavation. The preliminary assessment evaluated the potential economics of the project assuming that the mineral resources were mined using open-pit mining methods and processed using heap-leach technology.  The preliminary assessment contemplates mining activities conducted by the owner using purchased equipment. The study included a process flowsheet based on metallurgical testing conducted over the past ten years under the supervision of previous owners and consisting of cyanide shake leach assays on pulps, bottle roll tests on drill cuttings from numerous reverse-circulation holes and long-term column tests on bulk samples from surface samples and core samples. The metallurgical test work and flowsheet were reviewed and approved for this study by RDi. The flowsheet proposes a lined heap-leach pad to be loaded at a rate of 4,000,000 tons per year of material in 30-foot-high lifts. The material would be crushed to a nominal three-inch size and agglomerated with lime and cement prior to placing on the heap-leach pad. Following application of cyanide leach solutions, the gold would be recovered in carbon columns from which it would be stripped and a gold dore would be produced by electrowinning. After the pit material has been mined, the remaining waste materials would be backfilled into the pit along with the detoxified heap material.

MDA estimated startup capital at $58.8 million and total project capital at $61.8 million. Operating costs including mine closure and heap detoxification are estimated per ton of material mined and processed on a heap leach as follows: mining, $3.54 per ton; processing, $1.96 per ton; cyanide destruction, $0.25 per ton; and general and administrative costs and royalties, $0.89 per ton. Total operating costs are estimated at $6.64 per ton of heap-leach material mined and processed which equates to $415 per ounce of gold recovered. An estimated 535,300 ounces of gold would be produced over an eight-year mine life.

At the base-case gold price of $550 per ounce used in the study, the pre-tax internal rate of return (“IRR”) was 12.3%.  The mine life is estimated at 8 years and the payback of capital, at the base case gold price of $550, was estimated at just over four years. At a gold price of $800 per ounce, the IRR was 63.2%.

The Long Valley PA includes inferred mineral resources (7% inferred and 93% measured and indicated) that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that the Long Valley PA will be realized. Mineral resources that are not mineral reserves do not have demonstrated economic viability. Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.  See the section heading "Cautionary Note to All Investors Concerning Economic Assessments that Include Inferred Resources" above.

Federal U.S. income taxes of approximately 35% would be payable on net income. California state income tax is 8.84% on net income and there are probably local property and other taxes; although, at this stage of the project, this has not been considered.

Exploration and Development

Because of other priorities (Paredones Amarillos and Mt. Todd), we have no immediate plans for developing Long Valley, but we may seek a joint-venture partner to assist us in moving this project forward.

Awak Mas

Property Description and Location

In April, 2005, we completed our acquisition of the Awak Mas gold deposit in Sulawesi, Indonesia, for a purchase price of $1.5 million. The acquisition of the Awak Mas gold project involved the purchase, through our wholly-owned subsidiary Vista Barbados of all of the outstanding shares of Salu Siwa Pty Ltd, an Australian company (“Salu Siwa”) from the two owners of Salu Siwa: Weston Investments Pty Ltd., an Australian company (“Weston”), and Organic Resource Technology Limited, an Australian company (“ORT”). Weston and ORT respectively owned 66% and 34% of the outstanding Salu Siwa shares. Salu Siwa in turn owns 99% of the outstanding shares of PT Masmindo Dwi, an Indonesian company (“PT Masmindo”), which is the direct holder of the Awak Mas gold project. The remaining 1% of the outstanding PT Masmindo shares is held by Vista Barbados. This project is held by us through a contract of work (“CoW”) with the Indonesian government.

On December 28, 2009, we announced that our wholly-owned subsidiary Vista Barbados had signed a joint venture agreement with Pan Asia Resources Corporation (“Pan Asia”) with respect to the development of the Awak Mas gold project.  The joint venture with Pan Asia is disclosed in more detail under the section heading “Exploration and Development” below.

CoW

Under the Indonesian Constitution of 1945, the Government of Indonesia has sovereignty over all natural resources. Mining Law No. 11, instituted by the Indonesian Government in 1967, provided that the exploitation of minerals, other than coal, was to be regulated by mining authorities known as Kuasa Pertambangan ("KP") and by a CoW. A KP may be issued only to Indonesian citizens, wholly owned Indonesian companies or partnerships. They have a timeframe and status similar in scope to CoW's.

Where direct foreign equity is required, a CoW and a CoW holding company must be established. The basic idea underlying the CoW is that the CoW company will be responsible for conducting all stages of operations from prospecting to the marketing of refined minerals as a contractor for and on behalf of the Indonesian Government and bears all risks of exploration. A CoW is project specific and is formerly granted by the President of Indonesia after due process, including negotiation with various government departments on matters such as taxation. The CoW system has evolved through several generations, with the seventh generation now current. Most of the generations changed only in detail rather than in substance (changes to tax regimes, permissible application sizes, etc). Every CoW must be held by a specific Indonesian domiciled PMA company (Penanaman Model Asing). Previously, to establish such a PMA company, usually a maximum of 90% foreign equity was permitted. The foreign investor was further obliged to provide a genuine opportunity for further Indonesian capital participation once commercial production had commenced, with a majority Indonesian shareholding within 15 years of commencement of commercial production. Under the terms of the seventh generation CoW's, 100% foreign ownership is permissable and no divestment to local interests is necessary. The PMA company, which can hold only one CoW, has full control and management of its activities under the CoW and will have full responsibility and assume all risks of the operation. The company is required to employ Indonesian personnel to the maximum extent possible and undertake their training and to endeavor to utilize Indonesian goods and services wherever possible.

Obtaining a CoW is a three step process and is usually very time consuming and expensive. The first step is to file the application. At this stage, the applicant is not entitled to do any work on the property. Work can proceed only on those parts of the property covered by KP's, assuming that the KP owner has an equity interest in the CoW. The second step happens when the CoW is initialed by the Department of Mines. An initialed CoW application is deemed to have precedence over any following CoW lodged over the same area and is generally regarded as having been "Approved in Principle" by the Government of Indonesia and therefore a secure title interest. At this juncture, the foreign company will apply for a SIPP (Surat Izin Penyelidikan Pendahuluan or Permit for Preliminary Survey.) This SIPP provides the foreign company with exploration rights over the CoW application area while the terms of the CoW are being finalized with the Indonesian Government. The SIPP period is usually one year but could be renewed if required. A refundable interest-bearing bond of a minimum of $100,000 must be lodged with the Department of Mines upon granting of the SIPP. A SIPP is not a mining authorization and is not transferable. It can be granted to an Indonesian individual, or an Indonesian company for a foreign company if that party has obtained in principle the approval from the Department of Mines for a Contract of Work for mining in the relevant area. A SIPP, once granted, creates a priority to the holder for the grant of mining authorizations in respect of that area and the area is thereby closed to application from other parties. The holder of a SIPP must pay "deadrent", calculated on the area covered by the SIPP, as well as a security deposit. A SIPP cannot be renewed; however, an application to renew a SIPP in respect of the same area can be granted if the CoW for that area has not been executed. The balance of the SIPP period if not used can be rolled into the first survey period once the CoW is signed.

The third step is the actual granting of the CoW. This occurs when the CoW document is signed by the President. At this point, a refundable and interest bearing performance bond of a variable amount, established by a formula that takes into account the location of the CoW and its size, must be lodged with the Department of Mines. The SIPP bond may be used as all or part of the cash component of the bond, this being a minimum of $100,000. Typically, a bond would be put up in the form of 30% cash and 70% bank guarantee. As an example, a bond of $500,000 would be in the form of $350,000 bank guarantee and $150,000 cash, with the latter incorporating the SIPP bond. A performance bond of $5 per hectare is required, which also incorporates the SIPP bond. The CoW has a specific timetable as follows:

•	A SIPP period, usually one year.

•	A general survey period, usually one year.

•	An exploration period, usually three years.

•	A feasibility period, usually one year.

•	A construction period, usually three years.

•	An operating period, usually 10 to 30 years.

There is a set formula for the gradual relinquishment of areas, down to 25% of the original. There have been two reductions in area: the first by our predecessors and the second by us that we received in March 2009. There are also expenditure requirements based on a minimum amount per square kilometer. Typically, in a fourth generation CoW, these would amount to $450 per square kilometer, higher for subsequent generation CoWs. By negotiation with the Department of Mines, the exploration and feasibility periods may be renewable for up to two periods of one year, providing expenditure is maintained to the satisfaction of the government agencies.

We completed the exploration phase of the CoW in January 2008 and entered the feasibility phase in February. The feasibility phase usually lasts one year, but may be negotiated for up to 2 one-year extensions. Following the feasibility phase, with government approvals, there would be a construction phase lasting usually three years. The operating period follows the construction phase, lasting usually 10 to 30 years. In late 2008, we applied for a suspension of the feasibility period for one year. With our announcement of a joint-venture agreement to pursue exploration and development of this project (see heading “Exploration and Development” below), the time frame for the project will likely be a topic of discussion with the Indonesian government.

Under the CoW issued by the Indonesian Government, a royalty is applicable based on gold production from Awak Mas as follows: less than 2,000 kilograms (approximately 64,000 ounces) of gold production per annum: $225 per kilogram of gold. Greater than 2,000 kilograms (approximately 64,000 ounces) of gold production per annum: $235 per kilogram. This royalty, assuming hypothetical production exceeds 64,000 ounces per annum, equates to $7.31 per gold ounce. The Lone Star purchase of a 45% interest in the Awak Mas project from Gasgoyne Gold Mines (“Gasgoyne”) includes a royalty of $10.00 per ounce, payable to Gasgoyne for any production from the project in excess of two million gold ounces.

We applied for a reduction in area, as required, to eliminate the areas where we believe there is low potential to discover economic mineralization. This was the second reduction in area, the previous one done by our predecessors and approval for the area now held under the CoW was received in early 2009 and is shown on the map accompanying this section. With this second reduction in area, we have met the requirements of the CoW pertaining to reduction in area.

A map showing the location of the CoW and a table describing the land holding and holding requirements follow.

120°00'
120
120°15'
3°15'
3 Kilometer Area of Influence
Contract
of Work Area
Awak Mas Resource
Main Access Road
3 Kilometer Area
of Influence
3°30'
3°45'
120
120°00'
120°15'
SULAWESI
AWAK MAS
PROJECT
INDONESIA
NORTH
0 2 4 6 8 10
Scale in Kilometers
VISTA GOLD CORP.
Awak Mas Project
Sulawesi, Indonesia
Contract of Work Area
and Area of Influence
Data By:
File Name:
Date: May, 2008
Revision: December 2009
Scale: As Shown

Awak Mas Land Holdings of Vista Gold

License Name	Serial Number	Federal Claim Type	Surface Area (hectares)	Location Description	Location Date	Expiration Date	Estimated Annual Holding Costs (US$)	Work Requirements	Other
7th Generation Contract of Work	Notarial Deed No. 10 dated February 16, 1998, Decree of Minister of Justice No.C2-919, HT.01.01.TH.98 dated February 16, 1998	Contract of Work	14,390	Project centered at 12005’ E. Longitude, 3020’ S Latitude	1/19/1998	See description of COW above	Dead Rent US $0.50/Ha and Land Tax US $0.50/Ha	None	Gradual reduction of area to 25% of original.
Totals			14,390				$14,390.00

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Awak Mas project area is mountainous, with steep razorback ridges and slope gradients generally ranging from 18° to 27°. The project is moderately to extremely rugged in the western portion, becoming more subdued in the east, with elevations ranging from near sea level to 3,440 meters above mean sea level. Primary rainforest predominates in the more rugged and inaccessible western portion of the project area, giving way to partially logged and cleared re-growth in lower lying and more accessible portions. Sulawesi is located within a seismically active area and a number of seismic events associated with the Palu and Mantano faults, located within 90 kilometers of the project, have been recorded.

The Awak Mas project lies only 200 kilometers south of the equator and is characterized by a typical tropical maritime monsoonal climate, with hot wet summers (rainy season) and marginally milder and dryer winters. The annual average rainfall is 3,200 millimeters, with the dryer period extending from July through October. Temperatures during the rainy season generally range between 18 and 27 degrees Celsius

The project is accessible by existing secondary paved and gravel public roads. The access roads will require improvements in order to support the loads associated with the construction of the project. At the present time, the project area is undeveloped with only a small office/camp complex and several sheds used for drill sample storage and the drill access roads constructed during the exploration phase.

Electrical power is presently supplied by diesel generator. Project power requirements may be supplied by diesel generated power or with commercial power from Palopa. If the latter is chosen, approximately 40 kilometers of new power line construction will be required. The project is located at the headwaters of a significant river system. We believe that a small water reservoir can be constructed to provide water for the project.

There are many small villages and settlements nearby from which we plan to obtain personnel to operate the mine during development and production. Professionals will be recruited from outside the area and will be housed in a camp onsite.

There are no known environmental liabilities for which we are responsible. There are no known environmental concerns at the Awak Mas project site that are expected to be an impediment to permitting and development. No known threatened and endangered plant or animal species and/or no unmanageable social issues are present. Permits to go forward with project development will be assessed and obtained once a work program is developed and approved by the joint-venture partners and the government. Required closure and reclamation plans will be developed at various levels as the project progresses through feasibility studies, permitting, detailed design and engineering.

History

The original partners in the Awak Mas Joint Venture were New Hope Consolidated Industries Pty Ltd (“New Hope”) and PT Asminco Bara Utama (“Asminco”) . In September 1991, BMGC concluded a farm-in agreement with New Hope and subsequently earned a 60% equity in the project. In 1994, Lone Star Exploration NL (“LSE”) negotiated the right to acquire the equity of both BMGC and New Hope. Subsequent to this negotiation, Gasgoyne Gold Mines NIL (“GGM”) and JCI Limited (“JCI”) structured an agreement to combine the various equities (45% LSE, 45% GGM, and 10% JCI) in the project under the single corporate entity of Masmindo Mining Corporation Limited (“MMC”). In January 1998, LSE purchased GGM’s 45% interest in the project. Placer Dome Inc. (“Placer”) entered into a joint venture agreement with MMC in September 1998 to acquire a 51% interest in the project by spending $10 million. Placer spent $1 million before concluding that the project provided only limited opportunity to host a resource that would satisfy the company's internal objectives, and elected to withdraw from the joint venture in June 1999. In October 1999, MMC signed an agreement with JCI effectively amounting to a debt for equity swap, whereby the current debt of approximately AUD$8 million that MMC owed JCI was exchanged for a 66.6% interest in the Awak Mas project. Subsequent to this transaction, MMC purchased JCI's interest in the project, once again assuming a full interest in the Awak Mas project, until an option to purchase agreement was executed with us in November 2004 and the transaction was completed in April 2005.

A final feasibility study was completed by independent consultants in 1997 for LSE supporting a mining scenario of three million tonnes per year of ore. Independent valuations of the project were completed in 2000 and 2003 as well.

Over $43 million was spent on the project by previous operators.

Geology and Mineralization

The Awak Mas property is situated on the southern side of the Central Sulawesi Metamorphic Belt within a 50-kilometer-long, north-northeast trending fault-bounded block of basement metamorphic rocks and younger sediments. The western margin of this block is represented by an easterly dipping thrust, whereas the eastern margin is defined by a major basement structure. Imbricate faulting has complicated the internal morphology of the block. The property is dominated by the late Cretaceous Latimojong Formation, consisting of phyllites, slates, basic to intermediate volcanics, limestone and schist representing a platform and/or fore arc trough flysch sequence. The Latimojong Formation overlies basement metamorphic rocks dominated by phyllites and slates. Both sequences have been intruded by late-stage plugs and stocks of diorite, monzonite and syenite. To the east of the metamorphic block, basic intermediate intrusives, pyroclastics and volcanogenic sediments comprising the Mesozoic Lamasi Ophiolite Complex appear to have been obducted into a position effectively overlying the younger flyschoid sequence and basement metamorphics during continental accretion.

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

Two main styles of mineralization are present. The first represents broad shallow dipping zones of sheeted and stockwork quartz veining and associated alteration that conform to the shear fabric, especially within the dark, graphitic mudstones. The other style consists of steeper dipping zones of quartz veining and breccias associated with high angle faults cutting both the flyschoid cover sequence and basement metamorphic rocks.

Late-stage, north-northeast trending normal faults locally disrupt or offset mineralization. A surface layer of consolidated scree and colluvium averaging three to four meters (maximum 15 meters) in thickness veneers the deposit. The base of weak oxidation within the mineralized sequence typically is within 20 meters of surface.

Exploration and Drilling

New Hope and Asminco commenced initial exploration under a SIPP permit in force from May to October 1987, which pre-dated execution of the initial CoW. Following an initial reconnaissance visit in July 1987, the Bajo River (site of intermittent artisanal alluvial mining activity) and the Ulusalu area were recommended for further assessment. During August and September 1987, reconnaissance sampling was completed in the Ulusalu/Tibusan/Ranteballa area, together with an initial appraisal of the alluvial gold potential in the Bajo River at Bonelemo. During the initial two-year exploration period associated with the CoW, extending from October 1988 to October 1990 (including a one year extension), exploration included regional stream sediment geochemistry, photogeological mapping, airborne geophysical survey, GIS database development, follow-up mapping and stream sediment surveys, regional soil geochemistry, scout drilling programs, detailed structural and geological mapping and establishment of survey control.

Stream sediment sampling culminated in the identification of six discrete anomalies within the flysch sequence lying immediately west of the major north-northwest trending suture. Three of these targets, including Awak Mas, were subsequently followed up with further rock chip, float and stream sediment sampling and geological mapping during 1991.

At the Awak Mas prospect, extensive excavations were noted to be backfilled with sand from mechanical crushing, indicating the existence of earlier artisanal mining activity. Soil sampling of the C horizon (7,000 samples in total), employing portable Wacca drills was completed on lines 100, 200 and 400 meters apart, with sample intervals of 20 meters. This technique proved effective in delineating broad geochemical anomalies in new areas and defining the extent of anomalies in areas of known mineralization. BMGC completed a farm-in agreement in September 1991 and earned its equity in 1993. BMGC completed a 77-hole diamond drilling program, principally directed at the Awak Mas target, which confirmed the existence of significant mineralization. Photogeological mapping, an airborne geophysical survey and subsequent interpretation substantially assisted in defining the gross geological and structural framework, and identified several possible intrusive centers, some of which were later confirmed as diorite plugs. Detailed structural and geological mapping of individual prospect areas was undertaken to aid interpretation of structure, and provide greater confidence in the orientation and continuity of gold mineralization. Extensive survey work provided grid control for the various sampling and drilling programs, and in conjunction with photogrammetry, permitted the establishment of a topographic (digital terrain) model with a 5-meter contour interval in the vicinity of the Awak Mas deposit. The feasibility study period commenced in October 1991 and, with a series of extensions of term, continued until April 1996. Aside from the drilling completed by BMGC prior to its withdrawal from the project in 1993, MMC completed numerous additional programs between 1993 and 1997.

A total of 791 holes aggregating 94,810 meters have been completed at Awak Mas, of which approximately 83% represent diamond or precollared diamond drillholes, the remainder comprising reverse circulation drilling.

Between 1991 and 1996, over 150 individual technical studies were completed by external consultants. These studies culminated in a definitive feasibility study, undertaken by Minproc Engineers Limited in 1996. The feasibility study was approved by the Director General of the Department of Mines and Energy in August 1996. In October of that year, the environmental management plan (“AMDAL”) was submitted in support of the feasibility study, and official government questions were issued in January 1997. The revised AMDAL was re-submitted in February 1997, along with an updated feasibility study.

In late 1997, MMC requested an extension of the construction period due to a significant fall in the gold price from $400 per ounce to $300 per ounce. An extension until April 1998 was subsequently approved to provide MMC the opportunity to identify additional, higher-grade resources and submit a revised feasibility study and environmental management strategy. Extensive additional regional exploration was carried out in 1998 with the objective of identifying additional resources, preferably of higher grade, in an effort to achieve project viability against a deteriorating gold price.

Placer entered into a joint venture agreement with MMC in September 1998 to continue regional exploration with the objective of identifying additional resources. The Salu Bulo prospect was selected as the highest priority target for further assessment. Additional exploration was also completed in the Tarra North West and Sewatu areas, comprising traverse mapping, trenching, channel sampling, mapping and diamond drilling (43 holes; 4,517.9 meters).

Placer elected to withdraw from the joint venture in June 1999. JCI acquired a two-thirds interest in the Awak Mas project in October 1999, assumed management of the CoW and completed a comprehensive review of the GIS database compiled by MMC, particularly the results of previous exploration within a five-kilometer radius of the Awak Mas deposit. This review generated several targets worthy of further assessment, including the Rutuk, Salu Kanan and Lelating areas. The Rutuk area lies approximately 700 meters southwest of Awak Mas, and is considered to represent a possible extension of the same mineralized system. JCI completed 15.2 line-kilometers of grid mapping, further rock chip sampling, 1,319 meters of trenching and collected 528 two-meter channel samples. The results of this work defined a broad area of alteration and mineralization over an area measuring 600 meters by 300 meters. Mineralization is confined to two principal areas, Loi Rutuk and Alo Rutuk, which are hosted within the "cover" and "basement" sequence respectively.

Exploration completed by JCI in the Salu Kanan area, situated 800 meters north-northeast of the Awak Mas deposit, included 7 kilometers of grid mapping and six rock chip samples. Initial mapping and rock chip sampling results were disappointing, however, and no further work was undertaken. In the Lelating area, located 1.3 kilometers southeast of the Awak Mas deposit, JCI completed 1.4 kilometers of grid mapping and a further 81 Wacca drillholes (244 meters), defining a 200-meter extension to the original soil anomaly. A solitary trench (16 meters) was excavated across the anomaly extension, and subsequent channel sampling generated a mineralized interval of 12 meters at 4.61 gold grams per tonne.

Core drilling was generally completed by contract drilling companies, although little detail is documented, apart from the drill rig used. It is understood that a limited number of early drill holes were completed by man-portable (Jackro) rigs, while the vast majority of drilling was completed using either multipurpose RC/DDH or dedicated track/skid/truck mounted drill rigs, such as Longyear 38s and 44s. A range of core sizes was drilled at Awak Mas, including BQZ, NQ2, HQ2, HQ3, PQZ and PQ3. The vast majority of the diamond core at Awak Mas is HQ.  Where appropriate, an orientation spear was used to enable the determination of structural orientations. At the completion of each drill run, the core was removed from the barrel, placed in core trays, clearly labeled with the hole number, tray number and interval. A driller's block was annotated with the depth and placed at the end of each run. The core trays were carefully stacked and transported to a dedicated core yard.

The drilling was generally undertaken on a nominal 50-meter by 50-meter pattern, with local infill to 25 meters by 25 meters in two limited regions. The holes were generally vertical or inclined at approximately 60° to 70° to grid west or southwest. The Rante region is generally drilled with holes oriented at minus 60° towards 215°.

The reverse circulation drilling completed at Awak Mas was undertaken by a contractor. The majority of drilling was completed using a 5.25" face sampling hammer, although a limited number of drill holes were completed using a 4.75" hammer. Little detail is documented on the air capacities and pressures of the drill rigs used to complete the RC programs. One-meter samples were collected via a cyclone into plastic bags with the cyclone manually cleaned at the completion of each six-meter rod and more thoroughly cleaned at the completion of each hole.

During 2005, we initiated an exploration program designed to identify drill targets in outlying surface indications of gold mineralization. The program involved soil and rock geochemistry, drilling shallow test holes to obtain bedrock samples, geologic mapping and interpretation of results. In 2006, we completed a 13 hole diamond drill program totaling 2,576 meters that was designed to upgrade shows of mineralization into reportable amounts

Sampling and Analyses

Gustavson Associates, LLC (“Gustavson”) of Boulder, Colorado, was hired to review data and complete third-party technical studies at Awak Mas for us. Gustavson did not complete an independent data verification program because previous companies had completed both internal and third party external data verification programs on the Awak Mas database and supporting data. Gustavson reviewed these verification programs and is satisfied that they have been both comprehensive and rigorous. In addition, it is Gustavson’s opinion that they have produced a database that meets all of the current standards for reliability and accuracy.

It is Gustavson’s opinion that Vista Gold has developed excellent sample handling and security procedures. They are well documented and audited on a regular basis. Gustavson’s only concern was the returned pulps, which Gustavson saw in open containers in the core sheds. Gustavson recommends that the pulp containers be resealed and placed in a ‘tamper-proof” location within the core sheds. Core is delivered to the Awak Mas core shack by Masmindo employees. The shack is kept under lock and key when Masmindo employees are not present. All core to be sampled is sawn into one-half splits, with half being retained for future reference and the other half being sent for analysis. The core cutting is completed by a technician under the supervision of a Masmindo geologist. In addition, the supervising geologist is responsible for inclusion of the appropriate blanks, duplicates, and standards. The sawn core is placed into clean plastic sample bags that contain two, preprinted sample labels. One of the labels stays with the pulp bag and the other with the reject bag. A third sample label is stapled to the core tray along with the meterage represented by the sample. The fourth and final label remains in the sample tag book with the drill-hole number and meterage filled in. The bagged samples are double sealed with two zip-strips. The first zip-strip is merely to close the bag and is unlabelled. The second zip-strip is labeled with Masmindo’s name and the matching sample number. Sealed sample bags are placed into rice bags for transport to the assay laboratory in Jakarta. The samples are transported by a contractor to the RPX cargo facility in Makassar. RPX cargo then sends the samples directly to the assay laboratory in Jakarta. The assay laboratory in Jakarta is required to notify Masmindo if the samples do not arrive with all of the seals intact. In addition, the assay laboratory also retains the seals of the samples that are analyzed as further proof of the chain of custody. The core shack on site retains all of the duplicate splits as core and the returned pulps.

Various analytical labs including Indo Assay Laboratory, Analabs, Jakarta and Intertek Caleb Brett Lab of Jakarta have been involved in assaying drill samples from Awak Mas. It is Gustavson’s opinion that the reports by the various companies and consultants have fairly represented the sampling and assaying history at the site and that the procedures implemented by the operators have resulted in an assay database that fairly represents the tenor of the mineralization at the Awak Mas gold project.

Preliminary Assessment and Mineral Resource Estimate

The current geologic model contains a total of 803 drill holes for some 97,426 meters of drilling, predominately on nominal 50 meters by 50 meters spacing, with infill to a nominal 25 meters by 25 meters spacing being restricted to two limited areas of the deposit, namely the Mapacing and Rante regions. There are an additional 13 drill holes (KAD001 to KAD 013) that are located outside the Awak Mas area and, therefore, were not included in the resource estimation.

Gustavson completed a mineral resource estimate for us in June 2007.  Gustavson was subsequently commissioned in June 2007 to complete a preliminary assessment (the “Awak Mas PA”) for us of the project under NI 43-101 standards. The study was completed on January 16, 2008, by or under the supervision of John Rozelle, an independent qualified person. The report entitled “Preliminary Assessment, Awak Mas Gold Project, Sulawesi, Indonesia” dated January 16, 2008, is available on SEDAR at www.sedar.com. In this study, Gustavson confirmed the mineral resource estimate completed for us in 2007. Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the deposit, above a cut-off grade of 0.50 grams gold per tonne, is estimated at 41,693,000 tonnes grading 1.24 grams gold per tonne.

Under CIM Definition Standards, at the same cut-off grade, measured mineral resources are estimated at 7,084,000 tonnes grading 1.30 grams gold per tonne, indicated mineral resources are estimated at 34,609,000 tonnes grading 1.22 grams gold per tonne and inferred mineral resources are estimated at 20,425,000 tons grading 0.82 grams gold per tonne. Cautionary Note to U.S. Investors: Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability. U.S. Investors should read the “Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates” above concerning the difference between “resources” and “reserves”.

In undertaking the Awak Mas PA, Gustavson considered the economic and technical parameters associated with development of the mineralized material (mineral resources under Canadian guidelines) by open-pit mining. The study included a process flowsheet based on three stages of laboratory and pilot plant test programs from 1994 to 1997. The flowsheet was developed by Minproc Engineers Ltd. in 1997, and reviewed and approved by RDi. The flowsheet includes a flotation circuit to recover gold associated with sulfide minerals following which the concentrate would be treated in a carbon-in-leach circuit to recover the gold. The benign tailings from the flotation circuit would flow by gravity into a tailings impoundment and the sulfide tailings would be detoxified, filtered and conveyed to a small “dry-stack” sulfide tailings storage facility. A third party consultant prepared the tailings disposal sites layout and closure plans, and assessed permitting requirements.

The potential development included four different scenarios that would produce an estimated 0.6 to 1.0 million ounces of gold over a project life of 7 to 15 years. Gustavson estimated the preproduction capital to be $124 million to $178 million, depending on the scenario, and the total capital cost over the project life to be $148 million to $218 million. The cost estimates used in the preparation of a preliminary economic assessment are generally accepted as being within plus or minus 35 to 40% of what might be incurred in actual construction and operations. The costs in the Awak Mas PA are within this level of confidence. However, the Awak Mas PA uses mineral resources (mineralized material under SEC Industry Guide 7) and not mineral reserves, but also includes inferred mineral resources (not acceptable as mineralized material under SEC Industry Guide 7, but allowable in a preliminary assessment under certain circumstances in NI 43-101). Mineral resources (mineralized material under SEC Industry Guide 7) that are not mineral reserves do not have demonstrated economic viability. A determination of mineral reserves would be necessary to demonstrate economic viability of the Awak Mas gold project.  Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.  See the section heading “Cautionary Note to All Investors Concerning Economic Assessments that Include Inferred Resources” above.

At a $625 gold price, the project appears to be uneconomic. However, this is believed to be as much a function of infrastructure costs as any other aspect of the project. If the estimated power costs and access road construction costs are reduced to more manageable levels, the project shows positive economics. It is possible that the government will participate to some degree in helping to provide upgraded infrastructure for the benefit of the surrounding communities. Higher gold prices and engineering studies could result in improved economic returns. Indonesian corporate tax rates are payable at the rate of 30% of net income. Local taxes may also apply, but at this level of study, this has not been considered.

Exploration and Development

In late 2008, we applied for a suspension of the feasibility period for one year. With our announcement of a joint-venture agreement to pursue exploration and development of this project, the time frame for the project will likely be a topic of discussion with the Indonesian government. We also applied for a reduction in area, as required, to eliminate the areas where we believe there is low potential to discover economic mineralization, and received approval for the reduction in area in March 2009. The reduction to the area now held under the CoW is shown on the map accompanying this section on Awak Mas. With this second reduction in area, we have met the requirements of the CoW pertaining to reduction in area.

In December, 2009, we announced that our wholly-owned subsidiary, Vista Barbados, had signed a joint venture agreement with Pan Asia with respect to the development of the Awak Mas gold project.  The joint venture agreement provides Pan Asia, a privately held resource development company, with the opportunity to earn a 60% interest in the Awak Mas project by: (i) expending $3 million on the project within the next 30 months; (ii) completing an environmental impact assessment and feasibility study (in compliance with the NI 43-101, each of which is required by the CoW granted by the Indonesian Government under which the Awak Mas project is held; and (iii) issuing to Vista Gold two million shares of Pan Asia and the right to purchase up to an additional two million shares of Pan Asia in the event of an initial public offering of Pan Asia shares (on the same terms as offered under such initial public offering).

Pan Asia has informed us that it intends to immediately commence the studies relating to the environmental impact assessment and may undertake some additional drilling prior to re-estimating the gold resources for the Awak Mas project under current market conditions.  Under the terms of the joint venture agreement, we will retain our controlling interest in the Awak Mas project until Pan Asia completes the earn-in conditions described above.

ITEM 3.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.  There are material proceeding pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us.

EXECUTIVE OFFICERS OF THE CORPORATION

As of December 31, 2009, we had three executive officers, namely Michael B. Richings, Executive Chairman and Chief Executive Officer, Gregory G. Marlier, Chief Financial Officer and Frederick H. Earnest, President and Chief Operating Officer. Information follows as to Mr. Richings, Mr. Marlier and Mr. Earnest.

Name, Position and Age	Held Office Since	Business Experience During Past Five Years

Michael B. Richings Executive Chairman, Chief Executive Officer and Director Age—65	November 6, 2007 (Executive Chairman) May 25, 2004 (Chief Executive Officer)
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

Gregory G. Marlier Chief Financial Officer Age—60	June 1, 2004	Chief Financial Officer of Vista Gold Corp. from June 2004 to present; Chief Financial Officer of Pacific Western Technologies, Ltd. from 2000 to 2004.

Frederick H. Earnest President, Chief Operating Officer and Director Age—48	August 1, 2007
President and Chief Operating Officer of Vista Gold Corp. from August 2007 to present; Senior Vice President, Project Development of Vista Gold from September 2006 to August 2007; President of Pacific Rim Salvador, S.A. de C.V. from June 2004 to September 2006 and General Manager and Legal Representative of Compania Minera Dayton from April 1998 to June 2004.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Family Relationships

None of our executive officers are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Legal Proceedings

We are not aware of any material legal proceedings to which any of our officers or any associate of any of our officers is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

We are not aware of any of our officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401 of Regulation S-K.

PART II

ITEM 4.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Shares

The Common Shares of Vista Gold Corp. are listed on the NYSE Amex and the Toronto Stock Exchange under the symbol VGZ. The following table sets out the reported high and low sale prices on the NYSE Amex and on the Toronto Stock Exchange for the periods indicated as reported by the exchanges.

		NYSE Amex (US$)		The Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2008	1st quarter	5.95	3.80	5.99	3.04
	2nd quarter	4.65	3.17	4.73	3.10
	3rd quarter	4.82	1.18	5.06	1.87
	4th quarter	2.51	0.77	2.50	0.98
2009	1st quarter	2.92	1.16	3.63	1.40
	2nd quarter	2.74	1.45	3.03	1.70
	3rd quarter	2.82	1.51	2.95	1.74
	4th quarter	3.38	2.12	3.59	2.38

On March 15, 2010, the last reported sale price of the Common Shares of Vista Gold on the NYSE Amex was $2.01 and on the Toronto Stock Exchange was CDN $2.03. As at March 15, 2010, there were 44,679,024 Common Shares issued and outstanding, and we had approximately 542 registered shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 11. Executive Compensation” for information relating to our equity compensation plan.

Stock Performance Graph

The following graph compares the yearly percentage change in the Corporation's cumulative total shareholder return on its Common Shares with the cumulative total return of the S&P/TSX Composite Index and the S&P/TSX Global Gold Index, assuming the reinvestment of dividends, for the last five financial years. This performance chart assumes that $100 was invested on December 31, 2004, in (i) the Corporation’s Common Shares at the closing price of the Common Shares on such date of $3.80, as quoted on the NYSE Amex, (ii) the S&P/TSX Composite Index, and (iii) the S&P/TSX Global Gold Index.  Canadian dollar closing price quotes on the TSX are converted to US dollars using the noon exchange rate as quoted by the Bank Of Canada for the date of the closing price quote.

DATA TABLE

	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09
Vista Gold Corp.	$100	$133.68	$227.11	$132.11	$29.47	$64.47
S&P/TSX Composite Index	$100	$125.85	$144.19	$182.23	$95.54	$146.10
S&P/TSX Global Gold Index	$100	$123.18	$159.28	$178.98	$145.53	$182.05

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of Vista Gold, other than a Canadian withholding tax. See “—Certain Canadian Income Tax Considerations for U.S. Residents,” below.

Certain Canadian Federal Income Tax Considerations for U.S. Residents

The following summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Income Tax Convention (1980) (the “Convention”) to the holding and disposition of Common Shares.

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is a resident of the United States and is not a resident of Canada, (ii) is entitled to the benefit of the Convention, (iii) holds all Common Shares solely as capital property, (iv) deals at arm’s length with and is not affiliated with Vista Gold, and (v) does not use or hold and is not deemed to use or hold, any Common Shares in a business carried on in Canada, and none of whose Common Shares constitute “taxable Canadian property” as defined in the Canadian Tax Act (each such individual, a “U.S. Resident”).

Generally, a person will be considered to hold a Common Share as capital property provided that the person acquired the share as a long-term investment, is not a trader or dealer in securities, did not acquire, hold or dispose of the share in a transaction considered to be an adventure or concern in the nature of trade (i.e. speculation), and does not hold the Common Share as inventory in the course of carrying on a business. Special rules, which are not discussed below, may apply to a U.S. Resident who is an insurer that carries on business in Canada and elsewhere.

Generally, a person’s Common Shares will not constitute “taxable Canadian property” at a particular time provided that (i) the Common Shares are listed on a “designated stock exchange” (which currently includes the Toronto Stock Exchange) at that time, and (ii) neither the person nor one or more other persons with whom the first person does not deal at arm’s length, alone or in any combination, held, directly or indirectly, 25% or more of the issued shares of any class in the capital stock of Vista Gold at any time in the 60 months preceding the particular time.

Certain entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) do not qualify as residents of the United States for the purposes of the Convention. A member or holder of an interest in such an entity that holds Common Shares should consult the member or holder’s own tax advisors.

This summary is based on the current provisions of the Canadian Tax Act and the Convention in effect on the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) on or before the date hereof (the “Tax Proposals”), and the current published administrative and assessing policies of the Canada Revenue Agency (the “CRA”). It is assumed that all such amendments will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative policy, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations, and is not and is not to be construed as legal or tax advice to any particular holder or prospective holder of Common Shares. Each holder or prospective holder of Common Shares is urged to consult his, her or its own tax advisors for advice with respect to the holder or prospective holder’s particular circumstances. The discussion below is qualified accordingly.

This summary does not address any Canadian federal income tax considerations in respect of the transactions pursuant to the Arrangement by which shareholders of Vista Gold exchanged their old common shares and received, subject to applicable withholding taxes, (i) new Common Shares of Vista and (ii) common shares of Allied. Holders of Common Shares are referred to the Management Information and Proxy Circular of Vista dated October 11, 2006 for a summary of the tax consequences related to these transactions.

Disposition of Common Shares

A U.S. Resident who disposes of a Common Share will not thereby incur any liability for Canadian federal income tax.

Taxation of Dividends on Common Shares

A U.S. Resident who is or is deemed to be paid or credited a dividend on the U.S. Resident’s Common Shares will be subject to Canadian withholding tax equal to 15% or, if the U.S. Resident is a company that holds 10% or more of the voting stock of Vista Gold, 5%, of the gross amount of the dividend. A U.S. Resident that is i) a qualifying religious, scientific, literary, educational or charitable organization and is exempt from tax in the U.S., or ii) a qualifying trust, company, organization or arrangement operated exclusively to administer or provide pension, retirement or employee benefits and is exempt from tax in the U.S. may be exempt under the Convention from Canadian withholding tax provided specific administrative procedures are complied with.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following is a general summary of certain material U.S. federal income tax considerations applicable to a U.S. Holder (as defined below) arising from and relating to the acquisition, ownership, and disposition of Common Shares.

This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax considerations that may apply to a U.S. Holder arising from and relating to the acquisition, ownership, and disposition of Common Shares.  In addition, this summary does not take into account the individual facts and circumstances of any particular U.S. Holder that may affect the U.S. federal income tax consequences to such U.S. Holder, including specific tax consequences to a U.S. Holder under an applicable tax treaty.  Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any U.S. Holder.  Each U.S. Holder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, U.S. state and local tax, and foreign tax consequences relating to the acquisition, ownership and disposition of Common Shares.

No legal opinion from U.S. legal counsel or ruling from the Internal Revenue Service (the “IRS”) has been requested, or will be obtained, regarding the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.  This summary is not binding on the IRS, and the IRS is not precluded from taking a position that is different from, and contrary to, the positions taken in this summary.  In addition, because the authorities on which this summary is based are subject to various interpretations, the IRS and the U.S. courts could disagree with one or more of the positions taken in this summary.

Scope of this Summary

Authorities

This summary is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations (whether final, temporary, or proposed), published rulings of the IRS, published administrative positions of the IRS, U.S. court decisions, the Convention Between Canada and the United States of America with Respect to Taxes on Income and on Capital, signed September 26, 1980, as amended (the “Canada-U.S. Tax Convention”), and U.S. court decisions that are applicable and, in each case, as in effect and available, as of the date of this document.  Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a retroactive or prospective basis which could affect the U.S. federal income tax considerations described in this summary.  This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive or prospective basis.

U.S. Holders

For purposes of this summary, the term "U.S. Holder" means a beneficial owner of Common Shares that is for U.S. federal income tax purposes:

•	an individual who is a citizen or resident of the U.S.;

•	a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized under the laws of the U.S., any state thereof or the District of Columbia;

•	an estate whose income is subject to U.S. federal income taxation regardless of its source; or

•
a trust that (1) is subject to the primary supervision of a court within the U.S. and the control of one or more U.S. persons for all substantial decisions or (2) has a valid election in effect under applicable Treasury regulations to be treated as a U.S. person.

Non-U.S. Holders

For purposes of this summary, a “non-U.S. Holder” is a beneficial owner of Common Shares that is not a U.S. Holder.  This summary does not address the U.S. federal income tax consequences to non-U.S. Holders arising from and relating to the acquisition, ownership, and disposition of Common Shares.  Accordingly, a non-U.S. Holder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, U.S. state and local tax, and foreign tax consequences (including the potential application of and operation of any income tax treaties) relating to the acquisition, ownership, and disposition of Common Shares.

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax considerations applicable to U.S. Holders that are subject to special provisions under the Code, including the following U.S. Holders:  (a) U.S. Holders that are tax-exempt organizations, qualified retirement plans, individual retirement accounts, or other tax-deferred accounts; (b) U.S. Holders that are financial institutions, underwriters, insurance companies, real estate investment trusts, or regulated investment companies; (c) U.S. Holders that are dealers in securities or currencies or U.S. Holders that are traders in securities that elect to apply a mark-to-market accounting method; (d) U.S. Holders that have a “functional currency” other than the U.S. dollar; (e) U.S. Holders that own Common Shares as part of a straddle, hedging transaction, conversion transaction, constructive sale, or other arrangement involving more than one position; (f) U.S. Holders that acquired Common Shares in connection with the exercise of employee stock options or otherwise as compensation for services; (g) U.S. Holders that hold Common Shares other than as a capital asset within the meaning of Section 1221 of the Code (generally, property held for investment purposes); (h) partnerships and other pass-through entities (and investors in such partnerships and entities); or (j) U.S. Holders that own or have owned  (directly, indirectly, or by attribution) 10% or more of the total combined voting power of the outstanding shares of the Corporation.  This summary also does not address the U.S. federal income tax considerations applicable to U.S. Holders who are (a) U.S. expatriates or former long-term residents of the U.S. subject to Section 877 of the Code, (b) persons that have been, are, or will be a resident or deemed to be a resident in Canada for purposes of the Tax Act; (c) persons that use or hold, will use or hold, or that are or will be deemed to use or hold Common Shares in connection with carrying on a business in Canada; (d) persons whose Common Shares constitute “taxable Canadian property” under the Tax Act; or (e) persons that have a permanent establishment in Canada for the purposes of the Canada-U.S. Tax Convention.  U.S. Holders that are subject to special provisions under the Code, including U.S. Holders described immediately above, should consult their own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, U.S. state and local tax, and foreign tax consequences relating to the acquisition, ownership and disposition of Common Shares.

If an entity that is classified as a partnership for U.S. federal income tax purposes holds Common Shares, the U.S. federal income tax consequences to such partnership and the partners of such partnership generally will depend on the activities of the partnership and the status of such partners.  Partners of entities that are classified as partnerships for U.S. federal income tax purposes should consult their own tax advisor regarding the U.S. federal income tax consequences arising from and relating to the acquisition, ownership, and disposition of Common Shares.

Tax Consequences Not Addressed

This summary does not address the U.S. state and local, U.S. federal estate and gift, U.S. federal alternative minimum tax or foreign tax consequences to U.S. Holders of the acquisition, ownership, and disposition of Common Shares.  Each U.S. Holder should consult its own tax advisor regarding the U.S. state and local, U.S. federal estate and gift, U.S. federal alternative minimum tax and foreign tax consequences of the acquisition, ownership, and disposition of Common Shares.

Passive Foreign Investment Company Rules

If the Corporation is considered a “passive foreign investment company” under the meaning of Section 1297 of the Code (a “PFIC”) at any time during a U.S. Holder’s holding period, the following sections will generally describe the U.S. federal income tax consequences to the U.S. Holder of the acquisition, ownership, and disposition of Common Shares.

PFIC Status of the Corporation

The Corporation generally will be a PFIC if, for a tax year, (a) 75% or more of the gross income of the Corporation for such tax year is passive income or (b) 50% or more of the value of the Corporation’s assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets.  “Gross income” generally means all revenues less the cost of goods sold, and “passive income” generally includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions.

Active business gains arising from the sale of commodities generally are excluded from passive income if substantially all of a foreign corporation’s commodities are (a) stock in trade of such foreign corporation or other property of a kind which would properly be included in inventory of such foreign corporation, or property held by such foreign corporation primarily for sale to customers in the ordinary course of business, (b) property used in the trade or business of such foreign corporation that would be subject to the allowance for depreciation under Section 167 of the Code, or (c) supplies of a type regularly used or consumed by such foreign corporation in the ordinary course of its trade or business.

For purposes of the PFIC income test and asset test described above, if the Corporation owns, directly or indirectly, 25% or more of the total value of the outstanding shares of another corporation, the Corporation will be treated as if it (a) held a proportionate share of the assets of such other corporation and (b) received directly a proportionate share of the income of such other corporation.  In addition, for purposes of the PFIC income test and asset test described above, “passive income” does not include any interest, dividends, rents, or royalties that are received or accrued by the Corporation from a “related person” (as defined in Section 954(d)(3) of the Code), to the extent such items are properly allocable to the income of such related person that is not passive income.

In addition, under certain attribution rules, if the Corporation is a PFIC, U.S. Holders will be deemed to own their proportionate share of any subsidiary of the Corporation which is also a PFIC (a ‘‘Subsidiary PFIC’’), and will be subject to U.S. federal income tax on their proportionate share of (i) a distribution on the shares of a Subsidiary PFIC and (ii) a disposition or deemed disposition  of shares of a Subsidiary PFIC, both as if such U.S. Holders directly held the shares of such Subsidiary PFIC.

The Corporation believes it was classified as a PFIC during the taxable year ended December 31, 2009, and based on current business plans and financial projections, the Corporation believes there is a significant likelihood that it will be a PFIC during the current taxable year.  The determination of whether a corporation was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations.  In addition, whether a corporation will be a PFIC for any tax year depends on the assets and income of such corporation over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document.  Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Corporation (or a Subsidiary PFIC) concerning its PFIC status or that the Corporation (and each Subsidiary PFIC) was not, or will not be, a PFIC for any tax year.  Each U.S. Holder should consult its own tax advisor regarding the PFIC status of the Corporation and each Subsidiary PFIC.

Default PFIC Rules Under Section 1291 of the Code

If the Corporation is a PFIC, the U.S. federal income tax consequences to a U.S. Holder of the acquisition, ownership, and disposition of Common Shares will depend on whether such U.S. Holder makes an election to treat the Corporation as a “qualified electing fund” or “QEF” under Section 1295 of the Code (a “QEF Election”) or a mark-to-market election under Section 1296 of the Code (a “Mark-to-Market Election”).  A U.S. Holder that does not make either a QEF Election or a Mark-to-Market Election will be referred to in this summary as a “Non-Electing U.S. Holder.”

A Non-Electing U.S. Holder will be subject to the rules of Section 1291 of the Code with respect to (a) any gain recognized on the sale or other taxable disposition of Common Shares and (b) any excess distribution received on the Common Shares.  A distribution generally will be an “excess distribution” to the extent that such distribution (together with all other distributions received in the current tax year) exceeds 125% of the average distributions received during the three preceding tax years (or during a U.S. Holder’s holding period for the Common Shares, if shorter).

Under Section 1291 of the Code, any gain recognized on the sale or other taxable disposition of Common Shares, and any “excess distribution” received on Common Shares, must be ratably allocated to each day in a Non-Electing U.S. Holder’s holding period for the respective Common Shares.  The amount of any such gain or excess distribution allocated to the tax year of disposition or distribution of the excess distribution and to years before the entity became a PFIC, if any, would be taxed as ordinary income.  The amounts allocated to any other tax year would be subject to U.S. federal income tax at the highest tax applicable to ordinary income in each such year, and an interest charge would be imposed on the tax liability for each such year, calculated as if such tax liability had been due in each such year.  A Non-Electing U.S. Holder that is not a corporation must treat any such interest paid as “personal interest,” which is not deductible.

If the Corporation is a PFIC for any tax year during which a Non-Electing U.S. Holder holds Common Shares, the Corporation will continue to be treated as a PFIC with respect to such Non-Electing U.S. Holder, regardless of whether the Corporation ceases to be a PFIC in one or more subsequent tax years.  A Non-Electing U.S. Holder may terminate this deemed PFIC status by electing to recognize gain (which will be taxed under the rules of Section 1291 of the Code discussed above) as if such Common Shares were sold on the last day of the last tax year for which the Corporation was a PFIC.

QEF Election

A U.S. Holder that makes a QEF Election for the first tax year in which its holding period of its Common Shares begins, generally, will not be subject to the rules of Section 1291 of the Code discussed above with respect to its Common Shares.  However, a U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such U.S. Holder’s pro rata share of (a) the net capital gain of the Corporation, which will be taxed as long-term capital gain to such U.S. Holder, and (b) and the ordinary earnings of the Corporation, which will be taxed as ordinary income to such U.S. Holder.  Generally, “net capital gain” is the excess of (a) net long-term capital gain over (b) net short-term capital loss, and “ordinary earnings” are the excess of (a) “earnings and profits” over (b) net capital gain.  A U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such amounts for each tax year in which the Corporation is a PFIC, regardless of whether such amounts are actually distributed to such U.S. Holder by the Corporation.  However, for any tax year in which the Corporation is a PFIC and has no net income or gain, U.S. Holders that have made a QEF Election would not have any income inclusions as a result of the QEF Election.  If a U.S. Holder that made a QEF Election has an income inclusion, such a U.S. Holder may, subject to certain limitations, elect to defer payment of current U.S. federal income tax on such amounts, subject to an interest charge.  If such U.S. Holder is not a corporation, any such interest paid will be treated as “personal interest,” which is not deductible.

A U.S. Holder that makes a QEF Election generally (a) may receive a tax-free distribution from the Corporation to the extent that such distribution represents “earnings and profits” of the Corporation that were previously included in income by the U.S. Holder because of such QEF Election and (b) will adjust such U.S. Holder’s tax basis in the Common Shares to reflect the amount included in income or allowed as a tax-free distribution because of such QEF Election.  In addition, a U.S. Holder that makes a QEF Election generally will recognize capital gain or loss on the sale or other taxable disposition of Common Shares.

The procedure for making a QEF Election, and the U.S. federal income tax consequences of making a QEF Election, will depend on whether such QEF Election is timely.  A QEF Election will be treated as “timely” if such QEF Election is made for the first year in the U.S. Holder’s holding period for the Common Shares in which the Corporation was a PFIC.  A U.S. Holder may make a timely QEF Election by filing the appropriate QEF Election documents at the time such U.S. Holder files a U.S. federal income tax return for such year.

A QEF Election will apply to the tax year for which such QEF Election is made and to all subsequent tax years, unless such QEF Election is invalidated or terminated or the IRS consents to revocation of such QEF Election.  If a U.S. Holder makes a QEF Election and, in a subsequent tax year, the Corporation ceases to be a PFIC, the QEF Election will remain in effect (although it will not be applicable) during those tax years in which the Corporation is not a PFIC.  Accordingly, if the Corporation becomes a PFIC in another subsequent tax year, the QEF Election will be effective and the U.S. Holder will be subject to the QEF rules described above during any subsequent tax year in which the Corporation qualifies as a PFIC.

U.S. Holders should be aware that there can be no assurance that we will satisfy record keeping requirements that apply to a QEF, or that we will supply U.S. Holders with information that such U.S. Holders require to report under the QEF rules, in event that we are a PFIC and a U.S. Holder wishes to make a QEF Election.  Each U.S. Holder should consult its own financial advisor, legal counsel, or accountant regarding the availability of, and procedure for making, a QEF Election.  Thus, U.S. Holders may not be able to make a QEF Election with respect to their Common Shares.

Mark-to-Market Election

A U.S. Holder may make a Mark-to-Market Election only if the Common Shares are marketable stock.  The Common Shares generally will be “marketable stock” if the Common Shares are regularly traded on (a) a national securities exchange that is registered with the Securities and Exchange Commission, (b) the national market system established pursuant to section 11A of the Securities and Exchange Act of 1934, or (c) a foreign securities exchange that is regulated or supervised by a governmental authority of the country in which the market is located, provided that (i) such foreign exchange has trading volume, listing, financial disclosure, and other requirements and the laws of the country in which such foreign exchange is located, together with the rules of such foreign exchange, ensure that such requirements are actually enforced and (ii) the rules of such foreign exchange ensure active trading of listed stocks.  If such stock is traded on such a qualified exchange or other market, such stock generally will be “regularly traded” for any calendar year during which such stock is traded, other than in de minimis quantities, on at least 15 days during each calendar quarter.

A U.S. Holder that makes a Mark-to-Market Election with respect to its Common Shares generally will not be subject to the rules of Section 1291 of the Code discussed above with respect to such Common Shares.  However, if a U.S. Holder does not make a Mark-to-Market Election beginning in the first tax year of such U.S. Holder’s holding period for the Common Shares or such U.S. Holder has not made a timely QEF Election, the rules of Section 1291 of the Code discussed above will apply to certain dispositions of, and distributions on, the Common Shares.

A U.S. Holder that makes a Mark-to-Market Election will include in ordinary income, for each tax year in which the Corporation is a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the Common Shares, as of the close of such tax year over (b) such U.S. Holder’s tax basis in such Common Shares.  A U.S. Holder that makes a Mark-to-Market Election will be allowed a deduction in an amount equal to the excess, if any, of (i) such U.S. Holder’s adjusted tax basis in the Common Shares, over (ii) the fair market value of such Common Shares (but only to the extent of the net amount of previously included income as a result of the Mark-to-Market Election for prior tax years).

A U.S. Holder that makes a Mark-to-Market Election generally also will adjust such U.S. Holder’s tax basis in the Common Shares to reflect the amount included in gross income or allowed as a deduction because of such Mark-to-Market Election.  In addition, upon a sale or other taxable disposition of Common Shares, a U.S. Holder that makes a Mark-to-Market Election will recognize ordinary income or ordinary loss (not to exceed the excess, if any, of (a) the amount included in ordinary income because of such Mark-to-Market Election for prior tax years over (b) the amount allowed as a deduction because of such Mark-to-Market Election for prior tax years).

A Mark-to-Market Election applies to the tax year in which such Mark-to-Market Election is made and to each subsequent tax year, unless the Common Shares cease to be “marketable stock” or the IRS consents to revocation of such election.  Each U.S. Holder should consult its own tax advisor regarding the availability of, and procedure for making, a Mark-to-Market Election.

Although a U.S. Holder may be eligible to make a Mark-to-Market Election with respect to the Common Shares, no such election may be made with respect to the stock of any Subsidiary PFIC that a U.S. Holder is treated as owning, because such stock is not marketable.  Hence, the Mark-to-Market Election will not be effective to eliminate the interest charge described above with respect to deemed dispositions of Subsidiary PFIC stock or distributions from a Subsidiary PFIC.

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

Certain additional adverse rules will apply with respect to a U.S. Holder if the Corporation is a PFIC, regardless of whether such U.S. Holder makes a QEF Election.  For example under Section 1298(b)(6) of the Code, a U.S. Holder that uses Common Shares as security for a loan will, except as may be provided in Treasury Regulations, be treated as having made a taxable disposition of such Common Shares.

Special rules also apply to the amount of foreign tax credit that a U.S. Holder may claim on a distribution from a PFIC.  Subject to such special rules, foreign taxes paid with respect to any distribution in respect of stock in a PFIC are generally eligible for the foreign tax credit.  The rules relating to distributions by a PFIC and their eligibility for the foreign tax credit are complicated, and a U.S. Holder should consult with their own tax advisor regarding the availability of the foreign tax credit with respect to distributions by a PFIC.

In addition, a U.S. Holder who acquires Common Shares from a decedent will not receive a “step up” in tax basis of such Common Shares to fair market value.

The PFIC rules are complex, and each U.S. Holder should consult its own tax advisor regarding the PFIC rules and how the PFIC rules may affect the U.S. federal income tax consequences of the acquisition, ownership, and disposition of Common Shares.

U.S. Federal Income Tax Consequences of the Acquisition, Ownership, and Disposition of Common Shares

If either (a) the Corporation is not treated as a PFIC with respect to a U.S. Holder; (b) the Corporation is no longer a PFIC in the current taxable year and a U.S. Holder has recognized unrealized gain as of the last day of the taxable year in which the Corporation was a PFIC; or (c) a U.S. Holder has made a timely QEF Election and the Corporation is no longer a PFIC in the current taxable year, then a U.S. Holder generally will not be subject to the rules described above under the heading “Passive Foreign Investment Company Rules.”  Instead, the U.S. Holder will have the tax consequences described below.

General Taxation of Distributions

Subject to the PFIC rules discussed above, a U.S. Holder that receives a distribution, including a constructive distribution, with respect to a Common Share will be required to include the amount of such distribution in gross income as a dividend (without reduction for any Canadian income tax withheld from such distribution) to the extent of the current or accumulated “earnings and profits” of the Corporation, as computed for U.S. federal income tax purposes.  A dividend generally will be taxed to a U.S. Holder at ordinary income tax rates.  To the extent that a distribution exceeds the current and accumulated “earnings and profits” of the Corporation, such distribution will be treated first as a tax-free return of capital to the extent of a U.S. Holder's tax basis in the Common Shares and thereafter as gain from the sale or exchange of such Common Shares.  (See “ Sale or Other Taxable Disposition of Common Shares” below).  However, the Corporation may not maintain the calculations of earnings and profits in accordance with U.S. federal income tax principles, and each U.S. Holder should therefore assume that any distribution by the Corporation with respect to the Common Shares will constitute ordinary dividend income.  Dividends received on Common Shares generally will not be eligible for the “dividends received deduction”.  In addition, the Corporation does not anticipate that its distributions will be eligible for the preferential tax rates applicable to long-term capital gains.  The dividend rules are complex, and each U.S. Holder should consult its own tax advisor regarding the application of such rules.

Sale or Other Taxable Disposition of Common Shares

Subject to the PFIC rules discussed above, upon the sale or other taxable disposition of Common Shares, a U.S. Holder generally will recognize capital gain or loss in an amount equal to the difference between the amount of cash plus the fair market value of any property received and such U.S. Holder's tax basis in such Common Shares sold or otherwise disposed of.  Subject to the PFIC rules discussed above, gain or loss recognized on such sale or other disposition generally will be long-term capital gain or loss if, at the time of the sale or other disposition, the Common Shares have been held for more than one year.

Gain or loss recognized by a U.S. Holder on the sale or other taxable disposition of Common Shares generally will be treated as “U.S. source” for purposes of applying the U.S. foreign tax credit rules unless the gain is subject to tax in Canada and is resourced as “foreign source” under the Canada-U.S. Tax Convention and such U.S. Holder elects to treat such gain or loss as “foreign source.”

Preferential tax rates apply to long-term capital gain of a U.S. Holder that is an individual, estate, or trust.  There are currently no preferential tax rates for long-term capital gain of a U.S. Holder that is a corporation.  Deductions for capital losses are subject to significant limitations under the Code.

Receipt of Foreign Currency

The amount of any distribution paid to a U.S. Holder in foreign currency, or on the sale, exchange or other taxable disposition of Common Shares, generally will be equal to the U.S. dollar value of such foreign currency based on the exchange rate applicable on the date of receipt (regardless of whether such foreign currency is converted into U.S. dollars at that time).  If the foreign currency received is not converted into U.S. dollars on the date of receipt, a U.S. Holder will have a basis in the foreign currency equal to its U.S. dollar value on the date of receipt.  Any U.S. Holder who receives payment in foreign currency and engages in a subsequent conversion or other disposition of the foreign currency may have a foreign currency exchange gain or loss that would be treated as ordinary income or loss, and generally will be U.S. source income or loss for foreign tax credit purposes.  Each U.S. Holder should consult its own U.S. tax advisor regarding the U.S. federal income tax consequences of receiving, owning, and disposing of foreign currency.

Foreign Tax Credit

Subject to the PFIC rules discussed above, a U.S. Holder who pays (whether directly or through withholding) Canadian income tax with respect to dividends paid on the Common Shares generally will be entitled, at the election of such U.S. Holder, to receive either a deduction or a credit for such Canadian income tax paid.  Generally, a credit will reduce a U.S. Holder’s U.S. federal income tax liability on a dollar-for-dollar basis, whereas a deduction will reduce a U.S. Holder’s income subject to U.S. federal income tax.  This election is made on a year-by-year basis and applies to all foreign taxes paid (whether directly or through withholding) by a U.S. Holder during a year.

Complex limitations apply to the foreign tax credit, including the general limitation that the credit cannot exceed the proportionate share of a U.S. Holder’s U.S. federal income tax liability that such U.S. Holder’s “foreign source” taxable income bears to such U.S. Holder’s worldwide taxable income.  In applying this limitation, a U.S. Holder’s various items of income and deduction must be classified, under complex rules, as either “foreign source” or “U.S. source.”  In addition, this limitation is calculated separately with respect to specific categories of income.  Dividends paid by the Corporation generally will constitute “foreign source” income and generally will be categorized as “passive category income.”  The foreign tax credit rules are complex, and each U.S. Holder should consult its own tax advisor regarding the foreign tax credit rules.

Backup Withholding and Information Reporting

Under U.S. federal income tax law and Treasury regulations, certain categories of U.S. Holders must file information returns with respect to their investment in, or involvement in, a foreign corporation.  Penalties for failure to file certain of these information returns are substantial.  U.S. Holders should consult with their own tax advisors regarding the requirements of filing information returns, and, if applicable mark-to-market and QEF elections.

Payments made within the U.S. or by a U.S. payor or U.S. middleman, of dividends on, and proceeds arising from the sale or other taxable disposition of, Common Shares generally may be subject to information reporting and backup withholding tax, at the rate of 28%, if a U.S. Holder (a) fails to furnish such U.S.  Holder’s correct U.S. taxpayer identification number (generally on Form W-9), (b) furnishes an incorrect U.S. taxpayer identification number, (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax, or (d) fails to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax.  However, certain exempt persons, such as corporations, generally are excluded from these information reporting and backup withholding rules.  Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a credit against a U.S. Holder’s U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder furnishes required information to the IRS in a timely manner.  Each U.S. Holder should consult its own tax advisor regarding the information reporting and backup withholding rules.

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2009, neither the Corporation nor any affiliate of the Corporation repurchased Common Shares of the Corporation registered under Section 12 of the Exchange Act.

ITEM 5.  SELECTED FINANCIAL DATA.

The selected financial data in the table below have been selected in part, from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in Canada. The selected financial data should be read in conjunction with those financial statements and the notes thereto.

	Years ended December 31,
	2009	2008	2007	2006	2005

	(U.S. $000’s, except loss per share)
Results of operations
Net loss	1,942	9,973	13,150	4,171	4,584
Basic and diluted loss per share	0.05	0.29	0.41	0.16	0.24
Financial position
Working capital	$29,391	$21,209	$27,254	$49,693	$2,642
Total assets	92,573	75,765	51,346	92,731	37,999
Long-term debt and non-current liabilities	25,167	23,724	—	4,877	4,144
Shareholders’ equity	66,480	51,238	50,652	87,127	33,403

Effective September 30, 2008, the Corporation adopted the Emerging Issues Committee Abstract 172 (“EIC 172”), “Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain in Other Comprehensive Income.” EIC 172 provides guidance on whether the tax benefit from the recognition of previously unrecognized tax loss carryforwards consequent to the recording of unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale financial assets, should be recognized in net income or in other comprehensive income. EIC 172 should be applied retrospectively, with restatement of prior periods from January 1, 2007, the date of adoption of CICA (as defined below) Section 3855, “Financial Instruments—Recognition and Measurement.”

The adoption of EIC 172 resulted in a reclassification of $1,132,000 of income tax recovery from the accumulated other comprehensive income balance to the accumulated deficit as of December 31, 2007. It also decreased the Corporation’s loss for the period ended December 31, 2007 by $1,051,000.

Had our consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would have been reported as follows (see also Note 20 of the Consolidated Financial Statements).

	Years ended December 31,
	2009	2008	2007	2006	2005
	(U.S. $000’s, except loss per share)
Results of operations
Net loss	5,852	15,320	15,067	6,810	5,353
Basic and diluted loss per share	0.16	0.45	0.47	0.26	0.28
Financial position
Working capital	$29,391	$21,209	$27,254	$50,234	$2,738
Total assets	65,729	55,332	37,883	79,367	26,825
Long-term debt and non-current liabilities	28,071	28,719	—	4,877	4,144
Shareholders’ equity	36,732	25,810	37,189	73,763	22,229

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2009, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. Reference to Note 20 to the consolidated financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report.  See section heading “Note Regarding Forward-Looking Statements.” above.

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

Our holdings include the Paredones Amarillos and Guadalupe de los Reyes gold projects in Mexico; the Mt. Todd gold project in Australia; the Yellow Pine gold project in Idaho; the Long Valley gold project in California; the Awak Mas gold project in Indonesia; and claims located in Utah.

Outlook

At the end of 2009, we owned or controlled six properties containing mineralized material. In the early part of 2007, we decided with the higher gold prices, to bring the more advanced projects, such as Paredones Amarillos and Mt. Todd, to production decisions. The emphasis in late 2007 was to start a bankable feasibility study on Paredones Amarillos with a major mining consultant being contracted to manage this study, which was completed in September 2008. In addition, we believe that additional value can be added to most of the remaining projects through exploration drilling and engineering studies, thus advancing them closer to a production decision.

We do not currently generate operating cash flows. Subject to sustained gold prices and the risk factors disclosed under the section heading “Item 1A. Risk Factors” above, we hope to generate revenues and cash flows in the future. We may generate revenues and cash flows from our portfolio of gold projects by several means, including but not limited to options or leases to third parties, joint venture arrangements with other gold producers, outright sales for cash and/or royalties, or project development and operation.

With respect to our current property holdings, aggregate expenditures for purchase installments, to maintain options, conduct exploration activities and feasibility studies are currently anticipated being approximately $9,600 in 2010 and $1,200 in 2011. As at December 31, 2009, we had working capital of $29,391 and cash on hand of $28,408. At present, we believe that the current cash balances as of December 31, 2009 of $28,408 and marketable securities of $1,150 will cover these activities as well as general and administrative expenses and our semi-annual interest payments associated with the Notes through 2010 and the beginning of 2011 until the principal amount of the Notes comes due on March 4, 2011.  In addition to the potential need to raise capital to pay the principal portion of our Notes in March 2011, we also anticipate that we will need to raise additional capital to meet property purchase installment obligations and scheduled payments on those properties that we decide to retain under option. Further, additional capital would be necessary to advance the projects to a positive production decisions; and to conduct additional exploration drilling and engineering studies on current properties. Additional capital may be raised via revenues, if earned, equity and/or debt financings. However, there can be no assurance that we will be successful in efforts to raise additional capital.

Results from Operations

Summary

Our 2009 consolidated net loss was $1,942 or $0.05 per share compared to the 2008 consolidated net loss of $9,973 or $0.29 per share for a net decrease of $8,031.  The decrease of $8,031 in 2009 is largely due to an increase in the gain on disposal of marketable securities of $6,927. The gain was mostly the result of the sale of our Allied Nevada Gold Corp. (“Allied”) shares which we retained in connection with the transaction that resulted in the formation of Allied and the transfer of Vista’s Nevada properties to Allied.  Also contributing to the decrease in net loss for 2009 was a gain of $537 on the repurchase of convertible notes.  On July 14, 2009, we repurchased $1.333 million of our senior secured convertible notes (the “Notes”) for $866, which resulted in a gain.  Other contributing factors include a decrease in interest income of $405, a decrease in corporate administration and investor relations of $881 and a decrease in the write-down of marketable securities of $460, which was offset by an increase in the gain on currency translation of $469, an increase in exploration, property evaluation and holding costs of $444 and an increase in interest expense of $316.

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

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $1,487 during the year ended December 31, 2009 compared with $1,043 for the same period in 2008.  The increase of $444 is primarily due to an increase in holding costs at the Paredones Amarillos gold project of $491 which reflects increasing administrative and legal costs for activities related to permitting and community relations, which was offset by a decrease in holding costs at the Mt. Todd gold project of $49.

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

Corporate administration and investor relations

Corporate administration and investor relations costs decreased to $4,595 during the year ended December 31, 2009, compared with $5,476 in 2008.  This decrease of $881 from the prior period is primarily due to a decrease in our audit, tax and Sarbanes-Oxley compliance fees of $168 as we work with our auditors and outside consultants to reduce these fees.  Also contributing to the decrease is a decrease in non-cash stock based compensation expense of $787, which is due to the following:

•
a decrease in the fair value of options granted and immediately vesting of $201. This is due to an increase in the amount of stock-based compensation expense being allocated to capitalized mineral property as well as declining stock prices and risk-free interest rates used to calculate fair-value;

•
a decrease in expense recorded for those options granted in prior years and vesting over time of $667.  This is also due to an increase in the allocation of stock-based compensation expense being allocated to capitalized mineral property as well as a decrease in the number of options granted in a prior period subject to vesting over time; and

•	these amounts were offset by a decrease of $81 for awards forfeited prior to vesting. Option expense recorded during the vesting period is reversed if the options are forfeited.

Corporate administration and investor relations costs increased to $5,476 during the year ended December 31, 2008, compared with $5,162 in 2007. The slight increase of $314 from the prior period is primarily due to an increase in labor and benefit costs of $325, which is mostly the result of a severance charge of $215 for lay-offs at the Awak Mas gold project and increased salary and benefit charges of $100 for the addition of new employees as we head towards the development of certain projects.

Depreciation and amortization

Depreciation and amortization expense increased to $262 during the year ended December 31, 2009, compared with $170 in 2008.  The increase of $92 from the prior period is mostly due to capital expenditures at the Mt. Todd gold mine and at the corporate level during 2009.

Depreciation and amortization expense increased to $170 during the year ended December 31, 2008, compared with $112 in 2007. This increase is mostly due to increased capital expenditures at both the Mt. Todd gold mine and the Paredones Amarillos gold project during 2008 that have begun being depreciated.

Interest expense

Interest expense was $2,320 during the year ended December 31, 2009, compared with $2,004 in 2008.  This increase is because the Notes were issued on March 4, 2008 and accordingly a full year of interest expense was not charged for the 2008 period.  For the year ended December 31, 2009, $1,069 is attributable to the accretion of the debt discount and $1,251 is attributable to interest expense.  These amounts are approximately 43% of the full interest expense associated with the issuance of the Notes.  We capitalized the remaining 57% as additions to mineral properties in accordance with ASC 835-20 Capitalization of Interest and our accounting policy.

Interest expense was $2,004 during the year ended December 31, 2008. Of this amount, $837 is attributable to the accretion of the debt discount and $1,167 is attributable to interest expense. These amounts are approximately 47% of the full interest expense associated with the issuance of the Notes. We capitalized the remaining 53% as additions to mineral properties in accordance with ASC 835-20 Capitalization of Interest and our accounting policy. During 2007, we did not incur any interest expense as we had no commercial debt outstanding during the year.

Other Income and Expenses

Gain/(loss) on disposal of marketable securities

For the year ended December 31, 2009, we realized a gain of $6,829 on the disposal of marketable securities, compared with a loss on the disposal of marketable securities of $98 for the same period in 2008.  The gain of $6,829 was mostly the result of our sale on April 3, 2009, of all 1,529,848 common shares of Allied for $9,016.  These shares had a book value of $2,194.

For the year ended December 31, 2008, we realized a loss on disposal of marketable securities of $98, compared with a gain of $158 in 2007. In 2008 the loss on disposal of marketable securities was the result of selling certain available-for-sale securities that had a book value of $203 for proceeds of $105.

In 2007 the gain on disposal of marketable securities was the result of selling certain available-for-sale securities that had a book value of $38 for proceeds of $258. We allocated $62 of the gain on disposal of marketable securities to Allied as part of the completion of the Arrangement Agreement. These costs were allocated as part of the general overhead income and expense allocation.

At December 31, 2009, we held marketable securities available for sale with a quoted market value of $1,150.  We purchased the securities for investing purposes with the intent to hold the securities until such time it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment.

Gain on repurchase of convertible notes

On July 14, 2009, we entered into the “Whitebox Repurchase Agreements with Whitebox Combined Partners, Whitebox Convertible Arbitrage and Whitebox Special Opportunities whereby we agreed to repurchase their respective Notes.

Pursuant to the Whitebox Repurchase Agreements, we agreed to repurchase Notes (i) in the principal amount of $504 from Whitebox Combined Partners for an aggregate purchase price, including interest, of $332; (ii) in the principal amount of $510 from Whitebox Convertible Arbitrage for an aggregate purchase price, including interest, of $335; and (iii) in the principal amount of $319 from Whitebox Special Opportunities for an aggregate purchase price, including interest, of $210, based on a settlement date of July 14, 2009. We allocated the consideration paid on the repurchase of the convertible notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction.  A gain of $537 was recorded in our Consolidated Statement of Earnings and (Loss) as a result of the convertible notes repurchase.  There were no similar transactions during the 2008 periods.

The Whitebox Repurchase Agreements were initiated by Whitebox Advisors LLC and were not the result of any solicitation by or on behalf of us. We have not initiated any broader effort to repurchase or restructure any of our remaining Notes and did not act upon the basis of material non-public information in determining to enter into the Whitebox Repurchase Agreements.

Interest income

Interest income was $104 during the year ended December 31, 2009, compared with $509 in 2008.  The decrease of $405 is due to falling interest rates in the market.

Interest income was $509 during the year ended December 31, 2008, compared with $1,228 for the same period in 2007. The decrease of $719, from the respective prior period is primarily attributable to a decrease in interest earned on our liquid savings accounts as compared to the same period in 2007. This decrease is due to Vista Gold’s decision to no longer purchase short-term commercial paper due to the declining interest rates in the market.

Income tax benefit/(expense)

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

Income tax expense was $711 for the year ended December 31, 2009, compared with $320 in 2008.  The increase of $391 in expense is mostly the result of the sale of the Allied shares on April 3, 2009.  In previous periods a future income tax benefit was recorded in respect of previously unrecognized tax loss carry forwards as these losses were expected to cover any taxable gains that would arise as a result of the increase in value of the marketable securities. When these securities were disposed of, the unrealized gains were transferred from other comprehensive income/(loss) to net earnings. Since no taxable gain arose on this disposal, an income tax expense was recorded in the current period to reverse the benefit recorded in prior periods. The net impact is such that no tax is payable on this disposal and accordingly the cumulative tax expense recorded in the Consolidated Statement of Earnings and (Loss) reflects the tax benefit associated with Vista’s remaining marketable securities.

Income tax expense was $320 for the year ended December 31, 2008, compared with an income tax benefit of $1,051 for the 2007 period. The increase of $1,371 in expense as compared to the benefit from the 2007 period is attributable to the declining market during 2008, in which we have had more unrealized losses as compared to 2007 where we had more unrealized gains.

Write-down of marketable securities

The write-down of marketable securities was $123 for the year ended December 31, 2009, compared with $583 in 2008.  The decrease of $460 is mostly due to increasing stock prices throughout 2009.

The write-down of marketable securities was $583 for the year ended December 31, 2008, compared with a write-down of marketable securities of $25 for the 2007 period. At December 31, 2008, Vista Gold evaluated the market value of its available-for-sale securities and found that certain securities had become impaired. These securities were written down to their fair market value as of December 31, 2008. In 2007, the write-down of marketable securities was due to the expiration of warrants with a value of $25.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities in 2009 was $7,883, compared with $7,638 in 2008.  The increase of $245 in 2009 is mostly the result of an increase in interest payments made on June 15, 2009, July 14, 2009 (in conjunction with the repurchase of the Notes) and December 15, 2009 of $602.  This increase was due to additional interest paid on June 15, 2009 as compared to the prior year as a result of the Notes issuance on March 4, 2008 and accordingly less accrued interest on June 15, 2008 as compared to June 15, 2009.  Offsetting this increase, was a decrease in cash used in accounts payable, accrued liabilities and other of $248 and a decrease in cash used for other current assets of $287.

Net cash used in operating activities in 2008 was $7,638, compared with $4,285 in 2007. The increase of $3,353 in 2008 as compared to 2007 is mostly the result of aggregate interest payments of $2,342 made on June 15, 2008 and December 15, 2008 for the Notes and an increase in the loss from continuing operations of $2,848, which has been partially offset by an increase in non-cash items of $2,111.

Investing Activities

Net cash received from investing activities in 2009 was $3,268, compared with cash used from investing activities of $26,913 in 2008.  This increase of $30,181 in cash received from investing activities is due to the following:

•
A decrease in additions to plant and equipment of $17,495.  As discussed below, in April 2008 the purchase of gold processing equipment to be used at our Paredones Amarillos gold project was finalized.  There were no similar equipment purchases during the 2009 period;

•	An increase in proceeds received from the sale of marketable securities of $8,950. This increase was primarily due to the sale of all 1,529,848 common shares of Allied we held for proceeds of $9,016;

•
A decrease in additions to mineral properties of $3,293. During the 2008 period, we undertook a drilling program at the Mt. Todd gold mine and were in the process of completing a feasibility study for the Paredones Amarillos gold project.  These projects were completed during 2008;

•
A decrease in the acquisition of mineral property of $452.  On January 24, 2008, we completed the acquisition of interests in various mineral properties adjacent to our Guadalupe de los Reyes project in Mexico.  The consideration paid by Vista for the acquisition of these interests included cash payments totaling $452.  There was no similar purchase during the year ended December 31, 2009; and

•
An increase in the proceeds received upon the disposal of mineral property.  In June 2009, we sold most of the remaining patented mining claims in Colorado for $188.  There were no similar transactions during the 2008 period.

•	An increase in cash used for short-term investments. At December 31, 2009, we had one $250 certificate of deposit that had a maturity date more than 90 days.

Net cash used in investing activities in 2008 was $26,913, compared with $31,349 in 2007. The decrease of $4,436 is mostly the result of a decrease of $24,517 in the cash transferred to Allied Nevada in conjunction with the completion of the Plan of Arrangement in May 2007, which has been offset by the following:

•
An increase in additions to plant and equipment of $17,524. On March 4, 2008, with the completion of a brokered private placement of $30,000 principal amount of the Notes (seethe section heading “Item 6. Management’s Discussion and analysis of Financial Condition and Results of Operations - Financing activities” below) we used $16,000 of the proceeds towards the purchase of gold processing equipment to be used at our Paredones Amarillos gold project. The aggregate purchase price was approximately $16,000, which included the costs of relocating the equipment to Edmonton, Alberta, Canada. The purchase was finalized in April 2008 with the completion of the relocation of the major equipment components to Edmonton. There were no similar purchases during the 2007 period.

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

Financing Activities

Net cash provided by financing activities was $19,757 for the year ended December 31, 2009, compared with $31,425 in 2008.  The decrease of $11,668 is primarily the result of the completion of a public offering on September 21, 2009 and the completion of the over-allotment on September 25, 2009 in which we offered and sold an aggregate 10.12 million Common Shares, for net proceeds after commissions, legal and other fees of $20,378, as compared to the completion of a brokered private placement on March 4, 2008 in which we offered and sold $30,000 in aggregate principal amount of Notes (see Consolidated Financial Statements – Note 7 in the section heading “Item 7. Financial Statements and Supplementary Data” below).  Net proceeds to Vista upon completion of the Notes were $28,345.

Net cash provided by financing activities was $31,425 for the year ended December 31, 2008, compared with $4,324 for the same period in 2007. This increase is primarily the result of the completion of a brokered private placement on March 4, 2008 in which we offered and sold $30,000 in aggregate principal amount of Notes (see Consolidated Financial Statements—Note 7 in the section heading “Item 7. Financial Statements and Supplementary Data” below). Proceeds to Vista Gold after legal and other fees were $28,345. There were no similar transactions during the 2007 period.

There were no warrant exercises during the year ended December 31, 2009.  Warrants exercised during 2008 produced cash proceeds of $2,941, compared to $3,609 in 2007. During 2008, the entire $2,941 in cash proceeds was from exercises of warrants issued as part of our February 2006 private placement compared to $930 in 2007. During 2007, $2,533 in cash proceeds was from exercises of warrants issued as part of our September 2005 private placement.  Also during 2007, $146 in cash proceeds was from the exercises of warrants issued as part of our February 2002 private placement. (See Consolidated Financial Statements—Notes 8 and 9 in the section heading “Item 7. Financial Statements and Supplementary Data” below).

The exercise of stock options produced cash of $245 during 2009, compared to $139 during 2008 and $715 during 2007 (See Consolidated Financial Statements—Note 10 in the section heading “Item 7. Financial Statements and Supplementary Data” below).

Liquidity and Capital Resources

At December 31, 2009, our total assets were $92,573, compared to $75,765 and $51,346 as of December 31, 2008 and 2007, respectively. Long-term liabilities totaled $25,167 at December 31, 2009, compared to $23,724 at December 31, 2008.  There were no long-term liabilities for the year ended December 31, 2007. At December 31, 2009, we had working capital of $29,391, compared to $21,209 in 2008 and $27,254 in 2007.

Our working capital of $29,391 as of December 31, 2009, increased from 2008 by $8,182 which was decreased from 2007 by $6,045. The principal component of working capital for both 2009 and 2008 is cash and cash equivalents of $28,408 and $13,266, respectively. Other components include marketable securities (2009—$1,150; 2008—$8,153), short-term investments (2009—$250; 2008—$–) and other current assets (2009—$509; 2008—$593). The increase of $8,182 in working capital from 2009 to 2008 relates to the increase in cash balances from 2008 to 2009, which is partially offset by a decrease in marketable securities due to the sale of all 1,529,848 shares of Allied.

As a result of the delay in the issuance of the CUSF at the Paredones Amarillos gold project and the current uncertainty in the resource and financial markets, management has adopted a revised plan and budget for the year 2010. The plan continues those programs necessary to expedite the development of the Paredones Amarillos gold project, while minimizing expenditures in other areas. The budget estimates that in the event that financing for the Paredones Amarillos gold project is not available on acceptable terms in 2010, Vista Gold has sufficient working capital to fund its planned operations at least through the end of 2010, without additional financing. We will continue to examine potential funding alternatives for the project, which may include project financing, debt financing or equity financing.

On March 4, 2011, the $28.667 million principal balance of the Notes will come due.  Presently, we do not have sufficient capital to meet this obligation and therefore, we will need to raise additional capital prior to the Notes maturity date.  We are examining our potential alternatives for raising the capital, which may include public offerings or other equity financings.

On September 21, 2009, we announced the closing of a public offering of Common Shares. We sold to Dahlman Rose & Company and Wellington West Capital Markets, as underwriters, 8.8 million Common Shares at a price of $2.25 per common share.  We granted the underwriters a 30-day option to purchase up to 1.32 million additional Common Shares to cover over-allotments, if any.

On September 25, 2009, we announced the closing of the sale of 1.32 million Common Shares, pursuant to the underwriters' exercise of the over-allotment option.  Consistent with the public offering of Common Shares that closed on September 21, 2009, the 1.32 million Common Shares were sold to Dahlman Rose & Company LLC and Wellington West Capital Markets, as underwriters, at the public offering price of $2.25 per Common Share.  The over-allotment and the public offering were made pursuant to Vista’s shelf registration statement filed with the SEC and a shelf prospectus filed with certain Canadian securities regulatory authorities.  With the sale of the additional 1.32 million Common Shares to the underwriters, 10.12 million Common Shares in total were sold in connection with the offering.

Proceeds to Vista from the offering, net of commissions and expenses, were approximately $20.4 million, which includes net proceeds of approximately $2.7 million from the sale of the 1.32 million Common Shares pursuant to the underwriters’ exercise of the over-allotment option.

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

There has been a severe deterioration in global credit and equity markets.  This has resulted in the need for government intervention in major banks, financial institutions and insurers and has also resulted in greater volatility, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.    In September 2009, we completed a financing for net proceeds of $20.4 million.  Management expects that the proceeds from this offering will be sufficient to meet our expenditures for corporate administration and day to day operations and does not expect that we will require additional financing for such purposes until the Note becomes payable on March 4, 2011.  Further, if our capital costs exceed management’s expectations or new project opportunities become available and desirable to us, we may need to access additional capital.  Further, our access to additional capital may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K
.
Contractual Obligations

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$32,147	$2,867	$29,280	$—	$—
Operating lease obligations	$84	$84	$—	$—	$—
Purchase obligations(2)	$438	$100	$338	$—	$—
Total	$32,669	$3,051	$29,618	$—	$—

(1)
Long-term debt obligations including interest payments related to the Corporation’s issuance of the Notes, are discussed in “Item 7. —   Financial Statements and Supplementary Data — Consolidated Financial Statements —  Note 7.”

(2)
Purchase obligations include option payments totaling $200 for the Long Valley project.  We still have outstanding $200, of which $100 is to be paid in less than a year and $100 is to be paid in 1 to 3 years.  Also included in purchase obligations is $228 to be paid in connection with the land purchase at the Paredones Amarillos gold project.

As of December 31, 2009, Vista Gold has sufficient finances to meet its contractual obligations through December 31, 2010.

Summary of Quarterly Results and 4th Quarter Review

(U.S. dollars in thousands, except per share data)

2009	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net profit/(loss)	$(2,235)	$(1,717)	$3,890	$(1,880)
Basic and diluted price per share	(0.06)	(0.05)	0.11	(0.05)

2008	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net loss	$(2,978)	$(2,823)	$(2,049)	$(2,123)
Basic and diluted price per share	(0.09)	(0.08)	(0.06)	(0.06)

Transactions with Related Parties

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) to provide investor relations and corporate finance consulting services to us.  The founder and partner of Sierra is also a director of us. Under the terms of the agreement, Sierra will provide consulting services to us commencing April 1, 2009 and ending on March 31, 2010.  Sierra will assist with our efforts to maintain an Investor Relations program and provide support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10,000 during the term and issue to Sierra 60,000 of our stock options.  As of December 31, 2009, we had made payments totaling $107,114, which included consulting fees of $100,000 and reimbursed expenses of $7,114, and had issued the 60,000 stock options with a recorded expense of $37,111.

Project updates

Mt. Todd Gold Project Metallurgical Test Results

On August 26, 2009, we announced the updated results of metallurgical tests completed for the Mt. Todd gold project.  As part of the on-going engineering studies on the development of the Mt. Todd gold project, Resource Development, Inc. (“RDi”) of Wheat Ridge, Colorado, JKTech Pty Ltd (“JKTech”) of Queensland, Australia, and Ausenco Services Pty Ltd (“Ausenco”) of Perth, Australia, recently completed additional successful metallurgical test programs and simulations.  The metallurgical tests were conducted on core from the 2008 Mt. Todd drilling program that is believed to be representative of approximately 80% of the ore contained in the pit shape identified in Vista’s May 2009 preliminary economic assessment (See Vista’s press release dated June 4, 2009).

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

Deepak Malhotra, PhD, an independent qualified person as defined by National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) who supervised the preparations of the scientific and technical information regarding Mt. Todd metallurgical results included in this Form 10-K.

Mt. Todd Gold Project Preliminary Economic Assessment

On June 4, 2009, we announced the results of the preliminary economic assessment (the “Mt. Todd PEA”) for the Batman deposit.  The Mt. Todd PEA reflects the technical studies that Vista has undertaken since the issuance of the initial preliminary assessment on December 29, 2006, including over 18,000 meters of diamond drilling, a two-year metallurgical program which included crushing and grinding, flotation and leach testwork, mine design and various preliminary engineering studies and cost estimates.

The Mt. Todd PEA was prepared by or under the supervision of Mr. John Rozelle, an independent qualified person under NI 43-101. The results of the Mt. Todd PEA are outlined in a NI 43-101 technical report entitled “MT Todd Gold Project Updated Preliminary Economic Assessment Report, Northern Territory, Australia” and is dated June 11, 2009. The final report is available on SEDAR at www.sedar.com.

The Mt. Todd PEA is preliminary in nature and includes inferred mineral resources that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves.  There is no certainty that the Mt. Todd PEA will ever be realized.  Mineral resources that are not mineral reserves have no demonstrated economic viability.  See the section headings entitled “Cautionary Note to All Investors Concerning Economic Assessments That Include Inferred Resources,” and “Item 1A. Risk Factors” above.  Cautionary Note to U.S. Inventors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.40 gold ounces per tonne, was estimated to be 190,939,000 tonnes grading 0.84 grams gold per tonne.

Under CIM Definition Standards, at the same cut-off grade of 0.40 grams gold per tonne, measured mineral resources were estimated at 52,919,000 tonnes grading 0.91 grams gold per tonne, indicated mineral resources were estimated at 138,020,000 tonnes grading 0.81 grams gold per tonne and inferred mineral resources were estimated at 94,008,000 tonnes grading 0.74 grams gold per tonne. The estimate of mineral resources reported in the Mt. Todd PEA represents an increase in estimated measured resources of 119,000 ounces of gold, an increase in indicated resources of 460,000 ounces of gold and an increase in the combined estimated measured and indicated resources of 579,000 ounces of gold (12.8%) from the mineral resource estimate reported in February 2009.  See the section heading entitled “Cautionary Note to All Investors Concerning Economic Assessments That Include Inferred Resources” above.  Cautionary Note to U.S. Inventors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Paredones Amarillos Gold Project Feasibility Study Update Results

On September 2, 2009, we announced the results of a feasibility study update (the “Updated Study”) completed by SRK Consulting (U.S.), Inc. (“SRK”) of Lakewood, Colorado, on our Paredones Amarillos gold project.

During the four months preceding this announcement, Vista undertook a detailed review of its Paredones Amarillos gold project.  The Roberts & Schaefer Company, a large engineering firm based in Salt Lake City, Utah, reviewed the process facility design to optimize the process area layout, confirmed the proposed production parameters and constructability, and re-estimated the capital and operating costs for the process area. The re-estimated capital and operating costs were incorporated in the Updated Study of the project, which supersedes the economic evaluation reported in the Vista’s September 8, 2008 press release, in connection with the feasibility study of the Paredones Amarillos gold project (the “Feasibility Study”).  A new technical report summarizing the results of the Updated Study entitled "Feasibility Study Update, NI 43-101 Technical Report, Vista Gold Corp., Paredones Amarillos Gold Project, Baja California Sur, Mexico" dated September 1, 2009 prepared by SRK is available on SEDAR at www.sedar.com.

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
1) Feasibility Study Base Case Gold Price Profile ($850 for 1st 3 years, $725 thereafter) 2) $950 gold price demonstrates upside at current gold prices

Terry Braun, P.E. of SRK, an independent qualified person as defined by NI 43-101 supervised the preparation of the scientific and technical information regarding the Updated Study included in this Form 10-K

Updated Mineral Resources for the Guadalupe de los Reyes Gold Project

In January 2008, we consolidated the Guadalupe de los Reyes District by acquiring the interests of Grandcru Resources Corporation in the district.  In July 2009, Vista retained Pincock, Allen & Holt (“PAH”) of Lakewood, Colorado, to complete a mineral resource estimation for the district.  On September 3, 2009, we announced updated mineral resources for the Guadalupe de los Reyes gold project.

The updated gold resource estimate was completed on August 12, 2009, by PAH, pursuant to NI 43-101.  This updated gold resource estimate was completed utilizing standard industry software and resource estimation methodology.  Mr. López is the independent qualified person, as defined by NI 43-101, who supervised the preparation of the scientific and technical information regarding the updated mineral resource estimate for Guadalupe de los Reyes gold project included in this Form 10-K. A technical report outlining the mineral resource estimate entitled "Technical Report for the Guadalupe de los Reyes Gold-Silver Project, Sinaloa, Mexico" dated August 12, 2009 and amended and restated as of December 8, 2009 is available on SEDAR at www.sedar.com.

Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Guadalupe de los Reyes gold project, above a cut-off grade of 0.50 grams gold per tonne, is estimated at 10,048,000 tons grading 1.50 grams gold per tonne and 25.74 grams silver per tonne.

Under the CIM Definition Standards, a cut-off grade of 0.50 grams gold per tonne, indicated mineral resources are estimated at 10,048,000 tons grading 1.50 grams gold per tonne and 25.74 grams silver per tonne and inferred mineral resources are estimated at 4,888,000 tonnes grading 2.02 grams gold per tonne and 59.98 grams silver per tonne. Cautionary Note to U.S. Inventors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Confirmatory Drilling Program at Paredones Amarillos Gold Project

On August 4, 2009, we announced that we would be initiating a diamond drilling program at the Paredones Amarillos gold project, located in Baja California Sur, Mexico.  The program of diamond drill holes is designed to obtain samples to confirm process plant design criteria and provide additional validation of the mineral reserve model used for the Feasibility Study and Updated Study.  We received the final authorization to proceed with the drilling program on Friday, July 31, 2009, and mobilized the drilling contractor. We completed the drilling program as anticipated.  We expect to drill one more hole for hydro-geological testwork.  We expect to complete the evaluation of the results late in the spring of 2010.

Receipt of Temporary Occupation Permits for Paredones Amarillos Gold Project

On October 28, 2009, we announced that Minera Paredones Amarillos S.A. de C.V. (“MPA”), our wholly-owned Mexican subsidiary, received the Temporary Occupation Permits for the Paredones Amarillos gold project located in Baja California Sur, Mexico.

The Temporary Occupation Permits (one for each of the seven mining concessions that cover the area of the Paredones Amarillos gold project) formally grant MPA the right to use the surface land in the project area owned by the Mexican federal government.  With the Temporary Occupation Permits received, we filed our application for the Change of Forest Land Use permit (“CUSF”) which is required before we can commence construction of the Paredones Amarillos gold project.  See section heading “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Subsequent Events—Dismissal of the Change in Forest Land Use Permit Application for the Paredones Amarillos Gold Project” below.

Commencement of New Drilling Program at the Mt. Todd Gold Project and Update on Prefeasibility Study

On December 22, 2009, we announced that we had mobilized three drill rigs to our Mt. Todd gold project in Australia in anticipation of commencing a 14,000 meter drilling program beginning in early January.

We anticipate that the Mt. Todd drilling program will use two core rigs and one reverse circulation rig and contemplates 10 core holes (5,000 meters) and 18 reverse circulation holes (9,000 meters).  The core drilling program is designed to test areas of the Batman deposit for potential resource expansion, to convert inferred resources to measured and indicated resources and to obtain samples for further metallurgical testing. This program is designed to follow-up on targets identified in two previous drilling programs which together have resulted in an increase in measured and indicated resources of 192% or 134.5 million tonnes containing approximately 3.37 million ounces of gold at an average grade of 0.8 grams of gold per tonne (See our press releases dated January 4, 2007 and June 4, 2009).  The reverse circulation drilling program is designed to test targets on Vista’s exploration licenses located adjacent to the Batman deposit.  These targets were identified by a recently completed field program.  The drilling program is expected to be completed during the first quarter, 2010.

We also announced that we continue to advance our pre-feasibility study (“PFS”) for the Mt. Todd project and that the PFS is expected to confirm the principal metallurgical parameters used in the Mt. Todd PEA announced in June 2009 and updated in August 2009.  The PFS was originally targeted for completion by year-end 2009, but will now be deferred to enable Vista to allow for additional metallurgical and engineering work, particularly with respect to the best approach for tailings disposal and storage.

Joint Venture Agreement for the Awak Mas Gold Project

On December 28, 2009, we announced that our wholly-owned subsidiary, Vista Gold (Barbados) Corp., signed a Joint On December 23, 2009, we announced that our wholly-owned subsidiary, Vista Gold (Barbados) Corp., signed a Joint Venture Agreement with Pan Asia Resources Corporation (“Pan Asia”) with respect to the development of the Awak Mas gold project in Indonesia.

The Joint Venture Agreement provides Pan Asia, a privately held resource development company, with the opportunity to earn a 60% interest in the Awak Mas project by (i) expending $3 million on the project within the next 30 months, (ii) completing an environmental impact assessment and feasibility study (in compliance with NI 43-101, each of which is required by the Contract of Work granted by the Indonesian Government under which the Awak Mas project is held, and (iii) issuing to Vista two million shares of Pan Asia and the right to purchase up to an additional two million shares of Pan Asia in the event of an initial public offering of Pan Asia shares (on the same terms as offered under such initial public offering).

Pan Asia has informed Vista that it intends to immediately commence the studies relating to the environmental impact assessment and may undertake some additional drilling prior to re-estimating the gold resources for the Awak Mas project under current market conditions.  Under the terms of the Joint Venture Agreement, Vista will retain its controlling interest in the Awak Mas project until Pan Asia completes the earn-in conditions described above.

Subsequent Events

Dismissal of Change of Forest Land Use Permit Application for the Paredones Amarillos Gold Project

On February 19, 2010, we announced that MPA had received notice from the Mexican Secretariat of Environment and Natural Resources (“SEMARNAT”) that SEMARNAT has dismissed, on administrative grounds, MPA’s application for the Change of Forest Land Use Permit (“CUSF”) for our Paredones Amarillos gold project in Baja California Sur, Mexico.  See the section heading “Item 2. Properties - Paredones Amarillos, Baja California Sur, Mexico” above.

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

Mineral properties

Mineral property acquisition costs and exploration costs are recorded at cost and are deferred until the viability of the property is determined. General overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. If a project is in production, capitalized costs would be depleted on the unit of production basis.

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

Financial Instruments

Effective January 1, 2007, the Corporation adopted CICA Handbook Sections 1530, “Comprehensive Income”, 3855, “Financial Instruments—Recognition and Measurement” and 3861, “Financial Instruments—Disclosure and Presentation.” The adoption of these new sections had no impact on the Corporation’s financial statements on or before December 31, 2006 as the sections require adjustments to the carrying value of available-for-sale securities to be recorded within accumulated other comprehensive income on transition. Upon adoption of these sections, the Corporation made a one-time adjustment to the opening balance, as of January 1, 2007, of accumulated other comprehensive income in the amount of $532.

All available-for-sale securities are measured at fair-value. Gains and losses associated with these available-for-sale securities will be separately recorded as unrealized within other comprehensive income until such time the security is disposed of or becomes impaired, at which time any gains or losses will then be realized and reclassified to the statement of loss.

Upon adoption of the new “Section 3855—Financial Instruments”, all regular-way purchases of financial assets are accounted for at trade date. Transaction costs on financial assets are treated as part of the investment cost.

Changes in accounting policies during 2009

Effective January 1, 2009, we adopted the following standards updates by the Canadian Institute of Chartered Accountants (“CICA”).  These new standards have been adopted on a prospective basis with no restatement to prior period financial statements.

In February 2008, the CICA issued Section 3064, “Goodwill and Intangible Assets”, which replaces Section 3062, “Goodwill and Intangible Assets,” and results in a withdrawal of CICA Section 3450, “Research and Development Costs,” and amendments to Accounting Guideline (AcG) 11, “Enterprises in the Development Stage,” and CICA Section 1000, “Financial Statement Concepts.” The standard intends to reduce the differences with International Financial Reporting Standards (“IFRS”) in the accounting for intangible assets and results in closer alignment with U.S. GAAP. Under current Canadian standards, more items are recognized as assets than under IFRS or U.S. GAAP. The objectives of CICA Section 3064 are to reinforce the principle-based approach to the recognition of assets only in accordance with the definition of an asset and the criteria for asset recognition The standard will also provide guidance for the recognition of internally developed intangible assets (including research and development activities), ensuring consistent treatment of all intangible assets, whether separately acquired or internally developed.  This standard is effective for fiscal years beginning on or after October 1, 2008. The Corporation has determined there is no impact on its current financial statements.

In June 2009, CICA Handbook Section 3862, Financial Instruments – Disclosures (“Section 3862”), was amended to require disclosures about the inputs to fair value measurements, including their classification within a hierarchy that prioritizes the inputs to fair value measurement. The three levels of the fair value hierarchy are:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

•	Level 3 – Inputs that are not based on observable market data.

We adopted this amended standard in 2009 and required disclosures are included in note 4.

Recent accounting pronouncements

In January 2009, the CICA issued Handbook Section 1582, “Business Combinations” (“Section 1582”), Section 1582 requires that all assets and liabilities of an acquired business will be recorded at fair value at acquisition. Obligations for contingent considerations and contingencies will also be recorded at fair value at the acquisition date. The standard also states that acquisition–related costs will be expensed as incurred and that restructuring charges will be expensed in the periods after the acquisition date. Section 1582 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after January 1, 2011.

In January 2009, the CICA issued Handbook Section 1601, “Consolidations” (“Section 1601”), and section 1602, “Non-controlling Interests” (“Section 1602”). Section 1601 establishes standards for the preparation of consolidated financial statements. Section 1602 establishes standards for accounting for a non-controlling interest in a subsidiary in consolidated financial statements subsequent to a business combination. These standards apply to interim and annual consolidated financial statements relating to fiscal years beginning on or after January 1, 2011.

United States Generally Accepted Accounting Principals (“U.S. GAAP”)

We have, since inception, reported to security regulators in both Canada and the United States, financial statements prepared in accordance with Canadian GAAP with reconciliation to U.S. GAAP.  In 2006, the Canadian Accounting Standards Boards (“AcSB”) published a new strategic plan that outlines the convergence of Canadian GAAP with IFRS over an expected five year transitional period. In February 2008, the AcSB announced that 2011 is the changeover date for publicly-listed companies to use IFRS, replacing Canadian GAAP.  However, because we are considered to be a domestic filer under SEC rules for reporting purposes, we will be unable to adopt IFRS and instead will be required to report under U.S. GAAP beginning with fiscal year 2011 with our financial statements and selected financial data recast into U.S. GAAP for all periods presented in the financial statements.  Canada has announced that it will continue to accept U.S. GAAP financial statements for regulatory filings.

ITEM 6A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are engaged in the acquisition of gold projects and related activities including exploration, engineering, permitting and the preparation of feasibility studies. The value of our properties is related to gold price and changes in the price of gold could affect our ability to generate revenue from our portfolio of gold projects.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for, and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its future market value cannot be predicted for any particular time.

We are subject to foreign currency fluctuations because we have exploration operations in North America, Australia and in Asia. We do not engage in currency hedging to offset any risk of currency fluctuations as insignificant monetary amounts are held for immaterial land holding costs related to the properties owned.

On March 7, 2008, we announced the closing of a private placement in which we offered and sold $30 million in aggregate principal amount of secured senior convertible notes. The notes bear interest at a rate of 10% per annum (calculated and payable semi-annually in arrears) and will mature on March 4, 2011. We do not consider our interest rate risk exposure to be significant at this time. See section heading “Item 7. — Financial Statements and Supplementary Data—Note 7 – Brokered Private Placement of Convertible Notes” below.

ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Supplementary Data

For the required supplementary data, please see the section heading “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Quarterly Results and 4th Quarter Review” above.

Management’s Responsibility for Financial Information

To the Shareholders of Vista Gold Corp.

The consolidated financial statements are the responsibility of the Board of Directors and management. The accompanying consolidated financial statements of the Corporation have been prepared by management based on information available through March 16, 2010; these consolidated financial statements are in accordance with Canadian generally accepted accounting principles, and have been reconciled to United States generally accepted accounting principles as presented in Note 20.

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

/s/ Michael B. Richings	/s/ Gregory G. Marlier
Michael B. Richings	Gregory G. Marlier
Executive Chairman and Chief Executive Officer	Chief Financial Officer
March 16, 2010	March 16, 2010

Independent Auditors’ Report

To the Shareholders of Vista Gold Corp.

We have completed integrated audits of Vista Gold Corp.’s 2009, 2008 and 2007 consolidated financial statements and of its internal control over financial reporting as at December 31, 2009. Our opinions, based on our audits, are presented below.

Consolidated Financial statements

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. as at December 31, 2009 and December 31, 2008, and the related consolidated statements of loss and comprehensive loss, deficit and cash flows for each of the years in the three year period ended December 31, 2009 and cumulative during the exploration stage. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the Company’s financial statements in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009 and cumulative during the exploration stage, in accordance with Canadian generally accepted accounting principles.

Internal control over financial reporting

We have also audited Vista Gold Corp.’s internal control over financial reporting as at December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting in Item 8A of the Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the COSO.

(signed) PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, British Columbia

March 12, 2010

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	Years ended December 31,
(U.S. dollars in thousands, except share data)	2009	2008

Assets:
Cash and cash equivalents	$28,408	$13,266
Marketable securities - Note 4	1,150	8,153
Short-term investments	250	-
Other current assets	509	593
Current assets	30,317	22,012

Mineral properties - Note 5	38,696	30,407
Amayapampa disposal consideration - Note 3	4,813	4,813
Plant and equipment - Note 6	18,747	18,533
	62,256	53,753

Total assets	$92,573	$75,765

Liabilities and Shareholders' Equity:
Accounts payable	$63	$-
Accrued liabilities and other	863	803
Current liabilities	926	803

Convertible Notes - Note 7	24,939	23,496
Other long-term liabilities	228	228
Total liabilities	26,093	24,527

Capital stock, no par value: - Note 8
Preferred - unlimited shares authorized; no shares outstanding
Common - unlimited shares authorized; shares outstanding:
2009 - 44,679,024 and 2008 - 34,475,829	245,964	225,098
Warrants	336	336
Options - Note 9	4,818	4,634
Contributed surplus - Note 10	1,848	1,387
Equity component of convertible notes - Note 7	5,998	6,298
Accumulated other comprehensive income - Note 12	575	4,602
Deficit	(193,059)	(191,117)
Total shareholders' equity	66,480	51,238

Total liabilities and shareholders' equity	$92,573	$75,765

Subsequent events – Note 22
Approved by the Board of Directors

/s/ John M. Clark John M. Clark Director	/s/ C. Thomas Ogryzlo C. Thomas Ogryzlo Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	Years ended December 31,			Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2009	2008	2007	Stage

Income:
Gain/(loss) on disposal of marketable securities	$6,829	$(98)	$158	$7,062
Gain on repurchase of convertible notes	537	-	-	537
Interest income	104	509	1,228	2,632
Gain/(loss) on currency translation	118	(351)	(8)	(275)
Total other income	7,588	60	1,378	9,956

Costs and expenses:
Exploration, property evaluation and holding costs	(1,487)	(1,043)	(734)	(4,325)
Corporate administration and investor relations	(4,595)	(5,476)	(5,162)	(24,540)
Costs of Arrangement	-	-	(2,901)	(2,901)
Depreciation and amortization	(262)	(170)	(112)	(632)
Interest expense	(2,320)	(2,004)	-	(4,324)
Write-down of marketable securities	(123)	(583)	(25)	(849)
Provision for doubtful accounts	-	-	(395)	(395)
Loss on sale of mineral property	(131)	(132)	-	(263)
Other income/(expense)	99	(11)	69	868
Total costs and expenses	(8,819)	(9,419)	(9,260)	(37,361)
Earnings/(loss) from continuing operations before income taxes	(1,231)	(9,359)	(7,882)	(27,405)
Future income tax benefit/(expense)	(711)	(320)	1,051	101
Earnings/(loss) from continuing operations after income taxes	(1,942)	(9,679)	(6,831)	(27,304)
Loss from discontinued operations	-	(294)	(6,319)	(16,879)

Net earnings/(loss)	$(1,942)	$(9,973)	$(13,150)	$(44,183)

Other comprehensive loss:
Unrealized fair-value increase/(decrease) on available-for-sale securities	1,778	(1,897)	6,096
Realized (gain)/loss on available-for-sale securities	(5,806)	83	(133)
	(4,028)	(1,814)	5,963
Comprehensive loss	$(5,970)	$(11,787)	$(7,187)

Weighted average number of shares outstanding	37,268,400	34,338,352	32,371,609

Basic and diluted earnings/(loss) per share from continuing operations	$(0.05)	$(0.27)	$(0.24)
Basic and diluted earnings/(loss) per share	$(0.05)	$(0.29)	$(0.41)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF DEFICIT

	Years ended December 31,
(U.S. dollars in thousands)	2009	2008	2007

Deficit, beginning of period	$(191,117)	$(181,144)	$(131,915)
Net loss	(1,942)	(9,973)	(13,150)
EIC 172 opening adjustment - Note 2(g)	-	-	80
Dividend-in-kind - Note 3	-	-	(36,159)
Deficit, end of period	$(193,059)	$(191,117)	$(181,144)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,			Cumulative during Exploration
(U.S. dollars in thousands)	2009	2008	2007	Stage

Cash flows from operating activities:
Earnings/(loss) from continuing operations after income taxes	$(1,942)	$(9,679)	$(6,831)	$(27,304)

Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	262	170	114	655
Stock-based compensation	739	1,526	2,014	6,558
(Gain)/loss on disposal of marketable securities	(6,829)	98	(219)	(7,324)
Gain on repurchase of convertible notes	(537)	-	-	(537)
Future income tax (benefit)/expense	711	320	(1,051)	(101)
Accretion of convertible notes	1,069	838	-	1,907
Accrued interest	1,251	1,168	-	2,419
Loss on disposal of mineral property	131	132	-	263
Prepaid transaction costs	-	-	1,841	1,841
Write-down of marketable securities	123	583	25	849
Other non-cash items	-	-	-	(313)
				-
Change in operating assets and liabilities:				-
Interest paid	(2,944)	(2,342)	-	(5,286)
Other current assets	40	(247)	44	(771)
Accounts payable, accrued liabilities and other	43	(205)	(222)	(838)
Net cash used in operating activities	(7,883)	(7,638)	(4,285)	(27,982)

Cash flows from investing activities:
Acquisition of marketable securities	(39)	(92)	(289)	(1,065)
Proceeds from sale of marketable securities	9,055	105	258	10,144
Additions to mineral properties, net of cost recoveries	(5,210)	(8,503)	(6,354)	(25,600)
Acquisition of mineral property	-	(452)	-	(3,332)
Additions to plant and equipment	(476)	(17,971)	(447)	(19,118)
Proceeds on disposal of mineral property - Note 5	188	-	-	188
Proceeds on disposal of plant and equipment	-	-	-	52
Acquisition of short-term investments	(250)	-	-	(250)
Cash transferred to Allied Nevada Gold Corp., net of receivable	-	-	(24,517)	(24,517)
Net cash provided by/(used in) investing activities	3,268	(26,913)	(31,349)	(63,498)

Cash flows from financing activities:
Net proceeds from equity financings - Note 8	20,378	-	-	74,787
Repurchase of convertible debt - Note 7	(866)	-	-	(866)
Proceeds from exercise of warrants	-	2,941	3,609	39,020
Proceeds from exercise of stock options	245	139	715	3,039
Issuance of convertible notes, net of issuance costs	-	28,345	-	28,345
Prepaid transaction costs	-	-	-	(1,841)
Net cash provided by financing activities	19,757	31,425	4,324	142,484

Increase/(decrease) in cash and cash equivalents - continuing operations	15,142	(3,126)	(31,310)	51,004
Increase/(decrease) in cash and cash equivalents - discontinued operations (Note 3)	-	(294)	(702)	(23,270)
Net increase/(decrease) in cash and cash equivalents	15,142	(3,420)	(32,012)	27,734

Cash and cash equivalents, beginning of period - continuing operations	13,266	16,686	48,698	674

Cash and cash equivalents, end of period	$28,408	$13,266	$16,686	$28,408

Supplemental cash flow information – Note 16
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

The consolidated financial statements of the Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in Canada. For the purposes of these financial statements, these principles conform, in all material respects, with generally accepted accounting principles in the United States, except as described in Note 20.

(b)	Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated. The Corporation’s subsidiaries and percentage ownership in these entities as of December 31, 2009 are:

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

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

(e)	Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand balances held with banks, and certificates of deposit all with maturities of three months or less when purchased.

(f)	Allowance for Accounts Receivable

The Corporation evaluates the collectability of its accounts receivables based on a combination of factors. In circumstances where it is aware of an entity’s inability to meet its financial obligations to us, the Corporation records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Corporation reasonably believes will be collected.

(g)	Marketable securities

Effective January 1, 2007, the Corporation adopted CICA Handbook Sections 1530, “Comprehensive Income”, 3855, “Financial Instruments—Recognition and Measurement” and 3861, “Financial Instruments—Disclosure and Presentation.” The adoption of these new sections had no impact on the Corporation’s financial statements on or before December 31, 2006 as the sections require adjustments to the carrying value of available-for-sale securities to be recorded within accumulated other comprehensive income on transition. Upon adoption of these sections, the Corporation made a one-time adjustment to the opening balance, as of January 1, 2007, of accumulated other comprehensive income in the amount of $532,000, net of tax of $80,000.

All available-for-sale securities are measured at fair-value. Gains and losses associated with these available-for-sale securities are separately recorded as unrealized within other comprehensive income until such time the security is disposed of or becomes impaired, at which time any gains or losses will then be realized and reclassified to the statement of loss.  All regular-way purchases of financial assets are accounted for at trade date. Transaction costs on financial assets are treated as part of the investment cost.

Effective September 30, 2008, the Corporation adopted the Emerging Issues Committee Abstract 172 (“EIC 172”), “Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain in Other Comprehensive Income.” EIC 172 provides guidance on whether the tax benefit from the recognition of previously unrecognized tax loss carryforwards consequent to the recording of unrealized gains in other comprehensive income, such as unrealized gains on available-for-sale financial assets, should be recognized in net income or in other comprehensive income. EIC 172 should be applied retrospectively, with restatement of prior periods from January 1, 2007, the date of adoption of CICA (as defined below) Section 3855, “Financial Instruments—Recognition and Measurement.”

The adoption of EIC 172 resulted in a reclassification of $1,132,000 of income tax recovery from the accumulated other comprehensive income balance to the accumulated deficit as of December 31, 2007, which included $80,000 arising on adoption of the standard. It also decreased the Corporation’s loss for the year ended December 31, 2007 by $1,051,000.

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

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Although the Corporation has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Corporation’s title. Such properties may be subject to prior undetected agreements or transfers and title may be affected by such defects.

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

(j)	Asset retirement obligation and closure costs

The fair value of a liability for the Corporation’s legal obligations associated with the retirement of long-lived assets is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset unless the asset has been previously written off, in which case the amount is expensed.

The liability will be adjusted for changes in the expected amounts and timing of cash flows required to discharge the liability and accreted to the full value over time through periodic charges to income.

(k)	Loss per share

Loss per share is calculated by dividing the loss for the year by the weighted average number of Common Shares outstanding during the year. The effect of potential issuances of common share equivalents under options and warrants would be anti-dilutive and therefore, basic and diluted losses per share are the same.

(l)	Stock-based compensation

The Corporation records compensation expense on the granting of all stock-based compensation awards, including stock options grants to employees, calculated using the fair-value method. The Corporation uses the Hull-White Trinomial method of determining the fair value of the option on the date of the grant. When an employee or non-employee is granted stock options, the fair value of the immediately vested portion is expensed and included within the stock options balance within equity. As to the options vesting, the fair-value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. When an employee or non-employee exercises stock options, then the fair-value of the options on the date of the grant is transferred to common stock. When options are cancelled, the vested fair-value balance of the stock options is transferred to contributed surplus. When stock options are forfeited prior to becoming fully vested, any expense previously recorded is reversed through income. When options expire, the related fair-value is transferred to contributed surplus.

(m)	Warrants

Warrants issued as consideration for mineral properties and services rendered are recorded at fair value.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

3. Dispositions

Sale of Colorado Claims

On June 2, 2009, the Corporation sold most of its remaining patented mining claims in Colorado for cash proceeds of $188,000.  These claims had a book value of $321,000 and upon disposition the Corporation recognized a loss of $131,000.

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

The fair value of the consideration received on disposal of the Amayapampa gold project has been estimated at $4.813 million and was calculated as of December 31, 2009 using probability weighted cash flow scenarios and assumptions including future gold prices, estimated gold production and the timing of commencement of Commercial Production. These inputs in the “income approach” valuation model used by the Corporation are considered to be level three unobservable inputs as defined by CICA 3862 “Financial Instruments – Disclosures”. These are the Corporation’s own assumptions based on management’s best estimates and the best information available at the time.

Prime Corporate Finance Pty Limited (“PCF”) of West Perth, Australia served as corporate advisor to the Corporation in connection with the above transaction. In compensation for the advisory services provided by PCF, the Corporation issued 37,318 Common Shares occurred on June 17, 2008, at which time the Common Shares had a fair value of $132,000, which has been included on our Consolidated Statement of Loss.

Since the Amayapampa gold project has been disposed of, the losses associated with the project have been classified as discontinued operations on the Consolidated Statement of Loss and Consolidated Statement of Cash Flows. Losses and cash flows from the Amayapampa gold project, included in discontinued operations are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Costs and expenses:
Exploration, property evaluation and holding costs	$(294)	$(371)
Impairment of mineral property	—	(5,513)
Corporate administration, investor relations and other	—	(10)
Net loss from discontinued operations	$(294)	$(5,894)
Operating activities	$(294)	$(380)
Financing activities	—	—
Net increase/decrease in cash and cash equivalents	$(294)	$(380)

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

Completion of the Arrangement involving Vista Gold Corp., Allied Nevada Gold Corp. and the Pescios

The Plan of Arrangement (the “Arrangement”) involving the Corporation, Allied Nevada Gold Corp. (“Allied”), Carl Pescio and Janet Pescio (the “Pescios”) pursuant to the Arrangement and Merger Agreement between the parties dated as of September 22, 2006 as amended (the “Arrangement Agreement”), closed on May 10, 2007. The transaction resulted in the acquisition by Allied of the Corporation’s Nevada-based properties and the Nevada mineral assets of the Pescios. Of the 38,933,055 shares of Allied common stock (the “Allied Shares”) issued as part of the transaction, 12,000,000 were issued to the Pescios as partial consideration for the acquisition of their Nevada mineral assets and 26,933,055 were issued to the Corporation in accordance with the Arrangement. As part of the transaction, the Corporation’s shareholders exchanged each of their old Common Shares and received: (i) one Common Share and (ii) a pro rata portion of (A) the number of Allied Shares received by the Corporation as part of the Arrangement less (B) the number of Allied Shares retained by Vista Gold to facilitate payment of any taxes payable in respect of the Arrangement. Accordingly, of the 26,933,055 Allied Shares issued to the Corporation, 25,403,207 shares were distributed to shareholders of the Corporation by way of an in-kind dividend with a value of $36,159,000 and the Corporation retained 1,529,848 shares to facilitate the payment of any taxes payable by the Corporation in respect of the Arrangement. The Common Shares of the Corporation and the Allied Shares began trading on May 10, 2007, on the Toronto Stock Exchange and NYSE Amex. Also, under the Arrangement Agreement, the Corporation transferred $25.0 million less the outstanding receivable of $0.5 million to Allied.

The Corporation allocated corporate overhead income and expenses to Allied up to the date of the completion of the Arrangement based on the ratio of mineral properties transferred to Allied. These allocations, along with the actual income and expenses of the Corporation’s subsidiaries that held the assets transferred are listed on the Consolidated Statements of Loss as losses from discontinued operations. Losses and cash flows from the Nevada-based properties, included in discontinued operations are as follows:

Year Ended December 31, 2007
Income:
Interest income	$305
Gain on disposal of assets	—
Gain on disposal of marketable securities	62
Other income	2
Total other income	$369
Costs and expenses:
Exploration, property evaluation and holding costs	$(341)
Corporate administration and investor relations	(383)
Depreciation and amortization	(70)
Total costs and expenses	(794)
Net loss from discontinued operations	$(425)
Operating activities	$(260)
Financing activities	(62)
Net increase/decrease in cash and cash equivalents	$(322)

Also, upon completion of the Arrangement on May 10, 2007, $2,352,000 in costs associated with the Arrangement previously held as prepaid items were expensed. These costs included legal fees, tax and audit fees, regulatory fees, consultant fees and other items related to the completion of the Arrangement that were not eventually reimbursable by Allied.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

4. Marketable securities

	At December 31, 2009			At December 31, 2008
	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value

Allied Nevada Gold Corp.	$-	$-	$-	$2,194	$5,547	$7,741
Esperanza Silver Corp.	10	101	111	10	35	45
Luzon Minerals	12	16	28	12	-	12
Nevgold Resources Corp.	87	69	156	44	-	44
Other	365	490	855	480	(169)	311
	$474	$676	$1,150	$2,740	$5,413	$8,153

On April 3, 2009 the Corporation announced that it had sold all of its 1,529,848 shares of Allied for $9,016,088.  These shares had an original cost of $2,194,397 and when sold, resulted in a realized gain of $6,821,691.  See Note 3.

During the year ended December 31, 2009, the Corporation determined that certain of its securities had become impaired.  The write-down of $123,000, less a tax benefit of $18,000, has been included on our Statement of Consolidated Earnings and Loss.  The Corporation evaluated the remaining securities for impairment, but concluded that any decline in value was temporary due to the short amount of time that the security’s fair market value was under cost.

During the year ended December 31, 2008, the Corporation determined that certain of its securities had been impaired. The write-down of $583,000, less a tax benefit of $87,000, has been included on the Corporation’s Consolidated Statement of Loss. The Corporation evaluated the remaining securities for impairment, but concluded that any decline in value was temporary due to the short amount of time that the security’s fair market value was under cost.

5. Mineral properties

	2008	2009
	December 31, net balance	Acquisition costs	Disposal of mineral property	Option payments	Exploration & land costs	Capitalized interest	Capitalized stock based compensation	Year to date activity	December 31, ending balance
Long Valley, United States	960	-	-	-	18	-	-	18	978
Yellow Pine, United States	878	-	-	100	6	-	-	106	984
Paredones Amarillos, Mexico	9,237	-	-	-	2,166	3,164	83	5,413	14,650
Guadalupe de los Reyes, Mexico	3,136	-	-	100	34	-	5	139	3,275
Awak Mas, Indonesia	3,757	-	-	-	217	-	1	218	3,975
Mt. Todd, Australia	11,967	-	-	-	2,587	-	62	2,649	14,616
Other	472	-	(321)	50	17	-	-	(254)	218
	$30,407	$-	$(321)	$250	$5,045	$3,164	$151	$8,289	$38,696

Measurement Uncertainty

The Corporation has determined that the carrying value of its mineral properties is recoverable; however, a write-down in the carrying values of one or more of the Corporation’s properties may be required as a result of evaluation of gold resources and application of an impairment test which is based on estimates of gold resources and gold prices.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

(a)	Long Valley

The Corporation entered into an option agreement on January 22, 2003, with Standard Industrial Minerals, Inc. (“Standard”), to acquire Standard’s 100% interest in the Long Valley gold project in east central California, for an aggregate purchase price of $750,000 which was paid over a five-year period, with annual payments paid as follows: $100,000 paid on each of January 15, 2003, 2004, and 2005; $200,000 paid on January 23, 2006, and $250,000 paid on January 10, 2007. Accordingly as of January 2007, the Corporation acquired 100% of the Long Valley project, which is held through the Corporation’s indirect wholly-owned subsidiary, Vista Gold California, LLC. Royal Gold, Inc. has a 1% net smelter returns royalty on the project.

(b)	Yellow Pine

On November 7, 2003, Idaho Gold Resources LLC (“Idaho Gold”), an indirect, wholly-owned subsidiary of the Corporation entered into an Option to Purchase Agreement for a nine year option to purchase 100% of the Yellow Pine gold project for $1.0 million. Idaho Gold made an option payment of $100,000 upon execution of the agreement, an option payment of $100,000 on each of the first, second, third, fourth, fifth, sixth and seventh anniversary dates of the agreement. The agreement calls for Idaho Gold to make two more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1.0 million. If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1.0 million. Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the seventeen claims are subject to an underlying 5% net smelter returns royalty.

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

On August 1, 2003, the Corporation executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project in Sinaloa State, Mexico and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% net smelter returns royalty. During a due diligence period prior to the signing of the purchase agreement, the Corporation made payments to the owner totaling $100,000, and upon exercising its option to complete the purchase, paid an additional $200,000. On August 4, 2004, the Corporation issued 138,428 Common Shares valued at $500,000. An additional $500,000 in cash is to be paid in installments of $100,000 on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. Payments of $100,000 were made in each of 2005, 2006, 2007, 2008 and 2009, completing the purchase option. A 2% net smelter returns royalty is held by the previous owner and may be acquired by the Corporation at any time for $1.0 million.

On January 24, 2008, the Corporation completed the acquisition of interests in various mineral properties adjacent to the Corporation’s Guadalupe de los Reyes project in Mexico. Under the terms of the agreement, the Corporation; (a) paid Grandcru Resource Corporation (“Grandcru”) $377,000, net of back taxes on the mining concessions, and paid a private investment group known as the San Miguel Group $75,000, for total cash consideration of $452,000; and (b) issued to Grandcru and the San Miguel Group, in aggregate, Common Shares of the Corporation with a value of $1,000,000 (amounting to 213,503 Common Shares) on closing. In addition, the Corporation reached an agreement with Goldcorp Inc. and its Mexican subsidiary, Desarrollos Mineros San Luis, S.A. de C.V. (together, “San Luis”), and with the San Miguel Group to complete the acquisition of their respective interests in the mining concessions at the same time as the closing occurs with Grandcru. The Corporation agreed to pay a 2% net smelter returns royalty on all minerals produced payable to the San Miguel Group on the mining concessions known as the San Miguel Concessions. The Corporation agreed to pay San Luis a 1% net smelter returns royalty on mining concessions known as the San Luis Concessions and the San Miguel Concessions, and 2% to 3% net smelter returns royalty depending on the gold price on the Corporation’s mining concessions known as the Gaitán Concessions. Certain of the San Luis Concessions are subject to a pre-existing underlying royalty of 3% net smelter returns royalty payable to Sanluis Corporación, S.A. de C.V.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

(e)	Awak Mas

On April 21, 2005, the Corporation completed its acquisition of the Awak Mas gold project in Sulawesi, Indonesia, pursuant to the exercise of its option to purchase the deposit for a purchase price of $1.5 million. Under the terms of the option agreement, the Corporation had a six-month option period in which to conduct due diligence while paying the owners $15,000 per month. The monthly option payments, as well as costs of up to $150,000 expended to correct any deficiencies in asset standing, were to be credited towards the purchase price. On May 12, 2005, the Corporation transferred $1.2 million to an escrow account. These funds were released to the ultimate vendors of the Awak Mas gold project, Weston Investments Pty Ltd (“Weston”) and Organic Resource Technology Limited (“ORT”), upon completion of the final transaction documents. The amount of $1.2 million represented the $1.5 million purchase price less: the $150,000 deposit that the Corporation previously paid (which included $75,000 in aggregate option payments); and $150,000 expended by the Corporation to correct deficiencies in asset standing.

On December 28, 2009, the Corporation announced that its wholly-owned subsidiary, Vista Gold (Barbados) Corp., signed a Joint Venture Agreement with Pan Asia Resources Corporation (“Pan Asia”) with respect to the development of the Awak Mas gold project in Indonesia.

The Joint Venture Agreement provides Pan Asia, a privately held resource development company, with the opportunity to earn a 60% interest in the Awak Mas project by: (i) expending $3 million on the project within the next 30 months; (ii) completing an environmental impact assessment and feasibility study (in compliance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects), each of which is required by the Contract of Work granted by the Indonesian Government under which the Awak Mas project is held, and (iii) issuing to Vista two million shares of Pan Asia and the right to purchase up to an additional two million shares of Pan Asia in the event of an initial public offering of Pan Asia shares (on the same terms as offered under such initial public offering).  Under the terms of the Joint Venture Agreement, the Corporation will retain its controlling interest in the Awak Mas gold project until Pan Asia completes the earn-in conditions described above.

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

As part of the agreements, the Corporation agreed to pay Pegasus, AU$1.0 million ($739,600) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory’s costs of management and operation of the Mt. Todd site up to a maximum of approximately AU$375,000 (approximately $277,500) during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years. Additionally, the Corporation issued Common Shares with a value of CDN$1.0 million (amounting to 177,053 Common Shares) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production. Other agreement terms provide that the Corporation will undertake a technical and economic review of the mine and possibly form one or more joint ventures with the JAAC. In June 2006, the transactions contemplated under the agreements were completed and effective, with funds held in escrow released to the ultimate vendors and the Common Shares issued to the JAAC.

6. Property, plant and equipment

	December 31, 2009			December 31, 2008
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net

Paredones Amarillos, Mexico	18,173	35	18,138	18,006	12	17,994
Awak Mas, Indonesia	118	89	29	116	70	46
Mt. Todd, Australia	833	321	512	584	170	414
Corporate, United States	311	243	68	252	173	79
	$19,435	$688	$18,747	$18,958	$425	$18,533

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

On January 7, 2008, the Corporation entered into an agreement with A.M. King Industries, Inc. (“A.M. King”) and Del Norte Company Ltd., a wholly-owned subsidiary of A.M. King, to purchase gold processing equipment to be used at the Corporation’s Paredones Amarillos project. The aggregate purchase price was approximately $16.0 million. The purchase price includes the cost of relocating the equipment to Edmonton, Alberta, Canada. The Corporation is responsible for the reconditioning and transportation of the equipment from Edmonton to Paredones Amarillos. The equipment includes a
10,000 tonne per day semi-autogenous grinding mill, two ball mills, gyratory crusher and a shorthead cone crusher, along with other related components, spare parts and other process plant equipment. On April 17, 2008, the Corporation announced that it had finalized the purchase of the gold processing equipment, with the conclusion on that date of the transportation of the major equipment items to the Corporation’s lay-down yard in Edmonton.

On December 10, 2008, the Corporation completed a transaction to purchase the land needed for a desalination plant for the Paredones Amarillos Project. The purchase price of the land was 5,648,740 pesos, which was equivalent to $424,000 on the purchase date and was paid in full in cash on the purchase date. On December 23, 2008, the Corporation entered into an agreement to purchase approximately 1,236 acres of land for the mill site and other infrastructure. The purchase price of the land was 6,000,000 pesos, which was equivalent to $456,274 on the purchase date. The Corporation paid $228,136, which was half of the total purchase price, on the date of purchase and has recorded as a long-term liability the other remaining $228,136 that is payable upon the earlier of: i) within 10 days following the start-up of commercial production at the Paredones Amarillos gold project or ii.) three years from the date of the purchase agreement.

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

The Corporation can convert all, but not part, of the Notes after March 4, 2009 if the weighted-average price of the Corporation’s Common Shares as quoted on the NYSE Amex has been equal to or greater than $9.00 per share for 15 consecutive trading days. The notice of conversion must occur within 10 days of any such 15-day period and the share price must be equal to or greater than $9.00 on the date the notice is delivered. The conversion price was originally $6.00 per common share and is subject to adjustments in certain circumstances.

Pursuant to the terms of the Notes, on March 4, 2009, the conversion price of the Notes was automatically adjusted from $6.00 per share to $4.80 per share.  As a result of the adjustment, 6.25 million Common Shares became issuable upon conversion of the Notes.  Prior to the adjustment, 5.0 million Common Shares were issuable upon the conversion of the Notes.

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

Pursuant to the Whitebox Repurchase Agreements, the Corporation agreed to repurchase Notes (i) in the principal amount of $504,000 from Whitebox Combined Partners for an aggregate purchase price, including interest, of $331,800; (ii) in the principal amount of $510,000 from Whitebox Convertible Arbitrage for an aggregate purchase price, including interest, of $335,750; and (iii) in the principal amount of $319,000 from Whitebox Special Opportunities for an aggregate purchase price, including interest, of $210,008, based on a settlement date of July 14, 2009.  The Corporation allocated the consideration paid on the repurchase of the convertible notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction as is required under EIC 196.  A gain of $537,000 was recorded in the Corporation’s Consolidated Statement of Earnings and (Loss) as a result of the Notes repurchase.  As a result of the completion of the Whitebox Repurchase Agreements, 5.972 million Common Shares are issuable upon conversion of the Notes.

The Whitebox Repurchase Agreements were initiated by Whitebox Advisors LLC and were not the result of any solicitation by or on behalf of the Corporation. The Corporation has not initiated any broader effort to repurchase or restructure any of its remaining Notes and did not act upon the basis of material non-public information in determining to enter into the Whitebox Repurchase Agreements.

The Corporation capitalizes interest and accretion based on expenditures on qualifying assets.  As of December 31, 2009, the Corporation had qualifying expenditures of approximately $17.5 million related to the equipment purchase and drilling expenditures for the Paredones Amarillos project.  The Corporation has expended approximately $29.9 million for ongoing operations at the Paredones Amarillos project.  This includes approximately $17.2 million towards the purchase of gold processing equipment to be used at the Paredones Amarillos project and $0.3 million in drilling expenditures.  As of December 31, 2009, the Corporation has utilized all the cash received for the Paredones Amarillos gold project.

A reconciliation of the carrying value of the long-term liability portion of the Notes is as follows:

Principal amount of the Notes	$30,000
Issuance costs allocated to long-term liabilities	(1,531)
Conversion feature allocated to equity before issuance costs	(6,755)
Carrying value of the Notes upon issuance	21,714
Repurchase of $1.3 million of convertible notes	(1,103)
Accretion expense	4,328
Carrying value of the Notes at December 31, 2009	$24,939

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

8. Capital stock

Common Shares issued and outstanding

	Number of shares issued	Capital stock
As of December 31, 2006	31,674,623	$215,618

Warrants exercised from February-March 2002 private placement (a)	97,465	146
Warrants exercised from September 2005 private placement, cash (d)	980,385	2,533
Warrants exercised from September 2005 private placement, fair value	-	401
Warrants exercised from February 2006 private placement (e)	262,280	930
Exercise of stock options, cash - Note 10	243,153	715
Exercise of stock options, fair value - Note 10	-	429

Issued during 2007	1,583,283	5,154

As of December 31, 2007	33,257,906	$220,772

Warrants exercised from February 2006 private placement (e)	928,390	2,941
Shares issued for acquisition of gold properties (b)	213,503	1,000
Shares issued for services (c)	37,318	132
Exercise of stock options, cash - Note 10	38,712	139
Exercise of stock options, fair value - Note 10	-	114

Issued during 2008	1,217,923	4,326

As of December 31, 2008	34,475,829	$225,098

Public offering (f)	8,800,000	17,639
Over-allotment (f)	1,320,000	2,739
Exercise of stock options, cash - Note 10	83,195	245
Exercise of stock options, fair value - Note 10	-	243

Issued during 2009	10,203,195	20,866

As of December 31, 2009	44,679,024	$245,964

(a)           Warrants exercised from February-March 2002 private placement

During the year ended December 31, 2007, 97,465 of the warrants issued in the February-March 2002 private placement were exercised for total gross proceeds of $146,198 (Note 9).

(b)	Common Shares issued for acquisition of gold properties, net

On January 24, 2008, the Corporation issued 213,503 Common Shares with a value of $1,000,000 to Grandcru Resources Corporation and a private investor group known as the San Miguel Group, as partial consideration for the Corporation’s acquisition of Grandcru’s interest in two gold/silver mineral properties adjacent to the Corporation’s Guadalupe de los Reyes property (note 5(d)).

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

(c)	Common Shares issued for services, net

In compensation for the advisory services provided by Prime Corporate Finance (“PCF”) in connection with the disposal of the Amayapampa project, the Corporation agreed to pay PCF a success fee of 5% of the face value of any completed transaction. On April 8, 2008, PCF and Vista Gold agreed that the success fee would be payable in Common Shares of Vista Gold. Based on the market price of Vista Gold’s Common Shares at the close of business on April 7, 2008 of Cdn. $4.47 per Common Share, 37,318 Vista Gold Common Shares were issuable to PCF. Completion of the issuance of the 37,318 Common Shares occurred on June 17, 2008, at which time the Common Shares had a fair value of $132,000.

(d)	Warrants exercised from September 2005 private placement

During the year ended December 31, 2007, 980,385 Common Shares were issued upon exercise of the September 2005 private placement warrants for gross proceeds of $2,533,312.

(e)	Warrants exercised from February 2006 private placement

On February 2, 2006, the Corporation completed a non-brokered private placement financing in which it sold and issued a total of 649,684 units (the “Units”), at a price of $5.05 per Unit for aggregate gross proceeds of $3,280,904. Net cash proceeds to the Corporation after costs of $66,112 for subsequent registration for resale under the Securities Act of the Common Shares issued in the private placement and the Common Shares issuable upon exercise of the warrants, and legal expenses of $30,719, were $3,184,073. Each Unit consisted of one Common Share and one Common Share purchase warrant entitling the holder to acquire an additional Common Share of Vista Gold at an exercise price of $6.00 for a period of two years from the date of issue. Upon completion of the Arrangement Agreement, the number of shares to be issued in connection with the outstanding warrants was adjusted so that each warrant entitled the holder thereof upon exercise to receive 1.894 Common Shares per warrant (see Note 9).

During the years ended December 31, 2008 and 2007, 928,390 and 262,280 Common Shares were issued upon exercise of the February 2006 private placement warrants for gross proceeds of $2,941,000 and $930,000, respectively.

(f)	Public Offering and Over Allotment, September 2009

On September 21, 2009, the Corporation completed a public offering of Common Shares pursuant to a shelf registration statement previously filed with the United States Securities and Exchange Commission (the “SEC”) and a shelf prospectus previously filed with certain Canadian securities regulatory authorities. The Corporation offered and sold 8.8 million Common Shares to Dahlman Rose & Company and Wellington West Capital Markets, as underwriters, at a price of $2.25 per Common Share. The Corporation granted the underwriters a 30-day option to purchase up to 1.32 million additional Common Shares to cover over-allotments, if any.  Proceeds to the Corporation from the public offering, net of commissions, fees and expenses, were approximately $17.6 million.

On September 25, 2009, the Corporation completed the closing of the sale of 1.32 million Common Shares, pursuant to the underwriters' exercise of the over-allotment option.  Consistent with the public offering of Common Shares that closed on September 21, 2009, the 1.32 million Common Shares were sold to Dahlman Rose & Company and Wellington West Capital Markets, as underwriters, at the public offering price of $2.25 per Common Share.  The over-allotment was made pursuant to the Corporation’s shelf registration statement filed with the SEC and a shelf prospectus filed with certain Canadian securities regulatory authorities.  With the sale of the additional 1.32 million Common Shares to the underwriters, 10.12 million Common Shares in total were sold in connection with the offering.  Proceeds to the Corporation from the over-allotment, net of commissions, were approximately $2.7 million.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

9. Warrants

Further to Note 8, warrants granted and outstanding are summarized in the following table:

	Warrants granted(1)(2)	Valuation ($000's)	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise prices (U.S. $)	Expiry date	Weighted average remaining life (yrs)

As of December 31, 2006	12,208,917	932	(10,323,320)	(333,163)	1,552,435	$4.82

Private placement February - March 2002	-	-	(97,465)	-	(97,465)	1.50	Feb - Mar-07	-
Private placement September 2005	-	(401)	(617,881)	(4,000)	(621,881)	4.10	Sep-07	-
Private placement February 2006	-	-	(155,000)	-	(155,000)	6.00	Feb-08	-

Total 2007	-	(401)	(870,346)	(4,000)	(874,346)	4.15

As of December 31, 2007	12,208,917	531	(11,193,666)	(337,163)	678,089	6.68

Private placement February 2006 (1)	-	-	(490,175)	(4,509)	(494,684)	6.00	Feb-08	-
Convertible notes broker warrants (2)	200,000	336	-	-	200,000	6.00	Mar-11	-
Public offering broker warrants November 2006		(531)	-	(183,405)	(183,405)	8.50	Nov-08	-

Total 2008	200,000	(195)	(490,175)	(187,914)	(478,089)	6.00

As of December 31, 2008	12,408,917	336	(11,683,841)	(525,077)	200,000	6.00

As of December 31, 2009	12,408,917	336	(11,683,841)	(525,077)	200,000	6.00

(1)
Each warrant entitled the holder to purchase Common Shares as adjusted in accordance with the warrant terms pursuant to the previously announced Arrangement transaction involving the Corporation, Allied and Carl and Janet Pescio that closed on May 10, 2007.

(2)	Each warrant entitles the holder to purchase one Common Share. See Note 8.

(3)	The value of all warrants issued in conjunction with private placements is allocated to common stock upon exercise.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

There was no warrant activity during the year ended December 31, 2009.

Immediately prior to the completion of the Arrangement on May 10, 2007, there were 1,203,088 outstanding warrants entitling holders to purchase one Common Share per warrant. Of the aforementioned outstanding warrants, 405,000 were issued as part of the September 2005 private placement, 614,684 were issued as part of the February 2006 private placement and an aggregate 183,405 were issued as payment to two agents in connection with the Corporation’s November 2006 public equity financing. Upon completion of the Arrangement, the number of Common Shares to be issued in connection with the outstanding warrants was adjusted so that each warrant entitles the holder thereof upon exercise to receive the following number of Common Shares per warrant: 1.904 Common Shares per warrant for the September 2005 private placement warrants, 1.894 Common Shares per warrant for the February 2006 private placement warrants, 1.925 Common Shares per warrant for 119,213 of the broker warrants and 1.928 Common Shares per warrant for the remaining 64,192 broker warrants.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

10. Stock options

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

The fair value of stock options granted to employees and directors was estimated at the grant date using the Hull-White trinomial lattice option pricing model, using the following weighted average assumptions:

	Years Ended December 31,
	2009	2008	2007

Expected volatility	76.42 - 78.80%	53.97% - 55.19%	53% - 60%
Risk-free interest rate	1.80 - 2.58%	3.09% - 3.25%	3.32% - 4.6%
Expected lives (years)	5	5	5
Dividend yield	N/A	N/A	N/A

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

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

A summary of option activity under the Plan as of December 31, 2009, and changes during the period then ended is set forth in the following table:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2006	944,000	$5.13	2.57	$3,500

Granted	990,000	5.42
Exercised	(243,153)	2.94
Expired	(12,857)	4.10
Modification under Arrangement	(47,777)	-

Outstanding - December 31, 2007	1,630,213	$4.99	3.71	$1,112

Granted	830,000	3.26
Exercised	(38,712)	3.58
Forfeited	(40,000)	5.66
Cancelled	(111,393)	4.36
Expired	(85,361)	3.32

Outstanding - December 31, 2008	2,184,747	$4.39	3.55	$-

Granted	860,000	1.84
Exercised	(83,195)	2.95
Forfeited	(2,500)	3.22
Cancelled	(7,500)	4.13
Expired	(163,407)	2.79

Outstanding - December 31 2009	2,788,145	$3.75	3.43	$534

Exercisable - December 31, 2009	2,358,145	$4.10	3.22	$269

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

A summary of the movements included in options within Shareholders’ Equity as of December 31, 2009, and during the periods then ended is set forth in the following table:

Fair Value

As of December 31, 2006	$2,239

Granted	1,221
Exercised	(429)
Expensed	793

As of December 31, 2007	$3,824

Granted	544
Exercised	(114)
Forfeited	(83)
Cancelled	(341)
Expired	(261)
Expensed	1,065

As of December 31, 2008	$4,634

Granted	343
Capitalized as mineral property	149
Exercised	(243)
Forfeited	(2)
Cancelled	(14)
Expired	(447)
Expensed	398

As of December 31, 2009	$4,818

The total number of options outstanding at December 31, 2009 is 2,788,145 with exercise prices ranging from approximately $1.77 to $7.45 and remaining lives of 0.35 to 4.62 years. The total number of options outstanding represents 6.2% of issued capital.

Compensation expense with a fair value of $398,295 was recognized during the year ended December 31, 2009, for options previously granted and vesting over time. During the years ended December 31, 2008 and 2007, compensation expense with fair values of $1,064,930 and $792,527, respectively, was recognized for options previously granted and vesting over time.

Under the Plan, 860,000 stock options, which will vest over a period of two years (430,000 in each year), were granted to employees, directors and consultants of the Corporation during the year ended December 31, 2009.  The 430,000 immediately vested options had a fair value of $397,754, which was split between a non-cash compensation expense of $342,507 and capitalized mineral property costs of $55,247.  The weighted-average grant date fair value of the 860,000 options granted during the year ended December 31, 2009 was $0.93.

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

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

495,000 options immediately vested has been recorded as a non-cash compensation expense of $1,221,141. The weighted-average grant date fair value of the 990,000 options granted during the year ended December 31, 2007 was $2.51.

During the year ended December 31, 2009, 83,195 options were exercised.  These options had no intrinsic value as of December 31, 2009. During the respective years ended December 31, 2008 and 2007, 38,712 and 243,153 options, respectively were exercised.  There was no intrinsic value for the year ended December 31, 2008. For the year ended December 31, 2007 the options exercised had an aggregate intrinsic value of $505,720.

A summary of the status of the Corporation’s unvested stock options as of December 31, 2009, and changes during the period then ended, is set forth below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2006	125,000	$5.22

Granted	495,000	2.51
Vested	(99,848)	5.56
Modification under Arrangement	(6,180)	-

Unvested - December 31, 2007	513,972	$2.64

Granted	415,000	1.32
Vested	(478,972)	2.49
Forfeited	(35,000)	2.69

Unvested - December 31, 2008	415,000	$1.32

Granted	430,000	0.92
Vested	(412,500)	1.32
Forfeited	(2,500)	1.30

Unvested - December 31, 2009	430,000	$0.92

As of December 31, 2009, there was $239,870 of unrecognized compensation expense related to the unvested portion of options outstanding. This expense is expected to be recognized over a weighted-average period of 0.62 years.

11. Contributed surplus

	For the years ended December 31,
	2009	2008	2007
Balance, beginning of year	$1,387	$253	$253

Cancelled options—Note 10	14	341	-
Expired options—Note 10	447	262	-
Expired warrants — Note 9	-	531	-

Balance, end of year	1,848	$1,387	$253

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

12. Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

	Accumulated other comprehensive income, before tax	Accumulated other comprehensive income, net of tax
As of December 31, 2006	$-	$-

Adjustment for CICA 3855 adoption	532	453
Increases to fair market value during period	7,173	6,096
Decreases due to realization of gain	(158)	(133)

As of December 31, 2007	$7,547	$6,416

Decreases to fair market value during period	(2,232)	(1,897)
Increases due to realization of loss	98	83

As of December 31, 2008	$5,413	$4,602

Increases to fair market value during period	2,092	1,778
Decreases due to realization of a gain	(6,829)	(5,805)

As of December 31, 2009	$676	$575

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

The adoption of EIC 172 resulted in a reclassification of $1,132,000 of income tax recovery from the accumulated other comprehensive income balance to the accumulated deficit as of December 31, 2007. It also resulted in a reclassification of $320,000 of income tax expense from the accumulated other comprehensive income balance to the Consolidated Statement of Loss under the heading “Income tax benefit/(expense)” for the year ended December 31, 2008.

Effective January 1, 2007, the Corporation adopted CICA Handbook Sections 1530, “Comprehensive Income” and 3855, “Financial Instruments—Recognition and Measurement.” The adoption of these new sections had no impact on the Corporation’s financial statements on or before December 31, 2006 as the sections require adjustments to the carrying value of available-for-sale securities to be recorded within accumulated other comprehensive income on transition. Upon adoption of these sections, the Corporation made a one-time adjustment to the opening balance, as of January 1, 2007, of accumulated other comprehensive income in the amount of $453,000, as noted in the above schedule.

13. Commitments and contingencies

Refer to Note 5 for commitments in connection with acquisitions of mineral properties and Note 6 for commitments in connection with acquisitions of property, plant and equipment.

14. Financial instruments

The Corporation’s financial assets and financial liabilities are classified into one of four categories: available-for-sale, held-for-trading, loans and receivables and other financial liabilities.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Financial Assets

The carrying amounts and fair values of financial assets are as follows:

		December 31, 2009		December 31, 2008
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents	Loans and receivables	$28,408	$28,408	$13,266	$13,266
Accounts receivable (1)	Loans and receivables	24	24	127	127
Amayapampa disposal consideration	Held-for-trading	4,813	4,813	4,813	4,813
Marketable securities (2)	Available-for-sale	1,150	1,150	8,153	8,153
Total financial assets		$34,395	$34,395	$26,359	$26,359

(1)           Carrying amount is a reasonable approximation of fair value.

(2)	The fair value represents quoted market prices in an active market.

Financial liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		December 31, 2009		December 31, 2008
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities (1)	Other financial liabilities	$926	$926	$803	$803
Other long-term liabilities (1)	Other financial liabilities	228	228	225	228
Convertible notes (2)	Other financial liabilities	26,678	24,939	25,896	23,496
Total financial liabilities		$27,832	$26,093	$26,924	$24,527

(1)	Carrying amount is a reasonable approximation of fair value.

(2)	The carrying value of the convertible notes is being accreted to their maturity value over their expected life using the effective interest rate method.

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

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

15. Capital disclosures

The Corporation’s objectives when managing capital are to safeguard the Corporation’s access to sufficient funding as needed to continue its development of mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable level of risk.

In the management of capital, the Corporation includes the components of shareholders’ equity and debt. The Corporation manages the capital structure and makes adjustments in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust the capital structure, the Corporation may issue new shares, issue new debt, acquire or dispose of assets or adjust the amount of investments. The Corporation has no restrictions or covenants on our capital structure as of the end of 2009.

In order to facilitate the management of its capital requirements, the Corporation prepares annual expenditure budgets which project expected cash and debt positions over several years and which are updated as necessary depending on various factors, including successful capital deployment and general industry conditions. The annual and updated budgets are approved by the Board of Directors.

In order to maximize cash available for development efforts, the Corporation does not pay dividends. The Corporation’s cash investment policy is to invest its cash in highly liquid short-term interest-bearing investments with maturities of three months or less when acquired, selected with regards to the expected timing of expenditures from operations.

16. Supplemental cash flow information and material non-cash transactions

As of December 31, 2009, 2008 and 2007 all of the Corporation’s cash was held in liquid bank deposits.

Non-cash consideration given/(received) during 2009
Material non-cash transactions ($000’s)	Equity units
Investing and financing activities:
McBride(1)	$(44)

Non-cash consideration given/(received) during 2008
Material non-cash transactions ($000’s)	Equity units
Investing and financing activities:
Prime Corporate Finance—Note 3	$132
Grandcru and San Miguel Group—Note 5(d)	1,000
McBride(1)	(100)

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

Non-cash consideration given/(received) during 2007
Material non-cash transactions ($000’s)	Equity units
Investing and financing activities:
Dividend-in-kind—Note 3	$36,159
Allied Nevada Gold Corp.—Note 3	(38,343)
McBride(1)	(100)

(1)
On July 20, 2006, the Corporation and Nevgold Resources Corp. (“Nevgold”) entered into a letter of intent pursuant to which Nevgold would aquire three of the Corporation’s mineral exploration properties located in Manitoba and Ontario, Canada, for consideration of 1,000,000 Nevgold common shares, of which 100,000 shares were immediately issued to the Corporation. Pursuant to the agreement with Nevgold, the remaining 900,000 shares are held in escrow and 15% of the remaining balance will be issued every six months over a three-year period. As of December 31, 2009, the Corporation has received all 1,000,000 shares from Nevgold.

17. Income taxes

(a)    A reconciliation of the combined Canadian income taxes at statutory rates and the Corporation’s effective income tax expense/(benefit) is as follows:

	Years ended December 31,
	2009	2008	2007

Income tax benefit at statutory rates	$(357)	$(2,761)	$(2,680)
Increase (decrease) in taxes from:
Permanent differences	(989)	1,351	1,923
Differences in foreign tax rates	(183)	(72)	71
Effect of foreign exchange	(1,635)	2,491	(2,099)
Change in effective tax rate	(48)	1,482	1,314
Benefit of losses not recognized	—	—	—
Prior Year provision to actual adjustments	(3,927)	200	792
Temporary differences transferred to Allied Nevada	—	—	7,723
Capital loss on sale of Amayapampa	—	(3,107)	—
Benefit of tax deductions recorded in equity	(837)	—	—
Change in valuation allowance	8,687	736	(8,095)
Income tax (benefit)/expense	$711	$320	$(1,051)

(b)    Future income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company’s future tax assets as at December 31 are as follows:

	December 31,
Future income tax assets	2009	2008
Excess tax basis over book basis of property, plant and equipment	$6,003	$5,288
Operating loss carryforwards	11,858	6,654
Capital loss carryforwards	3,394	3,422
Other	1,551	830
Unrealized foreign exchange on loans	915	397
Total future tax assets	23,721	16,591
Valuation allowance for future tax assets	(23,155)	(15,196)
	566	1,395
Future income tax liabilities
Amayapampa disposal consideration	481	583
Marketable securities	85	812
Total	$—	$—

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

(c)    The Corporation has available income tax losses of approximately $37.7 million, which may be carried forward and applied against future taxable income when earned.

    The losses expire as follows:

	Canada	United States	Mexico	Total
2010	—	—	3,103	3,103
2011	—	—	159	159
2012	—	—	157	157
2013	—	—	237	237
2014	—	—	105	105
2015	220	—	272	492
2016	—	—	106	106
2017	—	—	449	449
2018	—	—	5,282	5,282
2019	—	519	1,118	1,637
2020	—	783	—	783
2021	—	779	—	779
2022	—	748	—	748
2023	—	691	—	691
2024	—	2,082	—	2,082
2025	—	2,362	—	2,362
2026	1,025	1,213	—	2,238
2027	—	1,700	—	1,700
2028	5,233	1,719	—	6,952
2029	5,332	2,316	—	7,648
	$11,810	$14,912	$10,988	$37,710

18. Retirement plan

The Corporation sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent U.S. employees. The Corporation makes contributions of up to 4% of eligible employees’ salaries. The Corporation’s contributions were as follows: 2009—$52,832, 2008—$40,618; and 2007—$38,418.

19. Segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects. These activities are focused principally in North America, Australia and Indonesia. The Corporation reported no revenues in 2009, 2008 and 2007. Geographic segmentation of mineral properties and plant and equipment is provided in Notes 5 and 6.

20. Differences between Canadian and United States generally accepted accounting principles

The significant measurement differences between generally accepted accounting principles (“GAAP”) in Canada and in the United States, as they relate to these financial statements are as follows:

(a)
In accordance with U.S. GAAP, exploration, mineral property evaluation and holding costs are expensed as incurred.  When proven and probable reserves are determined for a property and a bankable feasibility study is completed, then subsequent development costs on the property would be capitalized.   Total capitalized cost of such properties is measured periodically for recoverability of carrying value under ASC 360 Property, Plant and Equipment.  Under Canadian GAAP, all such costs are permitted to be capitalized.

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

(c)
In accordance with U.S. GAAP (ASC 718 Compensation Stock Expense), the fair value of all options granted after January 1, 2006 is calculated at the date of grant and expensed over the expected vesting period.  On transition to this new standard, the unvested portion of options granted to employees before January 1, 2006 is expensed over the remaining vesting period using the fair value on the date of grant.  Prior to January 1, 2006, the Corporation did not record any compensation cost on the granting of stock options to employees and directors as the exercise price was equal to or greater than the market price at the date of grants for U.S. GAAP purposes under APB Opinion No. 25.  ASC 718 Compensation Stock Expense essentially aligns U.S. GAAP

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

with Canadian GAAP for accounting for stock-based compensation.

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

(e)
In accordance with U.S. GAAP (ASC 740 Income Taxes), the reversal of a valuation allowance which is directly related to the gain or loss of available-for-sale securities, when a Corporation has no expectations of taxable income in future periods, is recorded in other comprehensive income/(loss). Under Canadian GAAP, the Corporation adopted EIC 172, effective September 30, 2008. This standard requires the recognition of the tax benefit or loss of previously unrecognized tax loss carryforwards associated with the unrealized holding gains and losses of available-for-sale securities to be recognized in net income or net loss. This abstract required retrospective restatement of all prior periods beginning with January 1, 2007. The adoption of EIC 172 resulted in a future income tax expense being recorded as part of the Corporation’s Net Loss, whereas under ASC 740 Income Taxes the future income tax expense would be recorded as part of the Corporation’s Comprehensive Loss.

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

(g)
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

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The significant measurement differences in the consolidated statements of loss relative to U.S. GAAP were:

Consolidated Statements of Loss

	Years ended December 31,
	2009	2008	2007	Cumulative during Exploration Stage

Net earnings/(loss) – Canadian GAAP	$(1,942)	$(9,973)	$(13,150)	$(44,183)
Exploration, property evaluation and holding costs - continuing operations (a)	(5,396)	(8,403)	(6,375)	(18,579)
Exploration, property evaluation and holding costs - discontinued operations (a)	-	-	5,509	4,016
Gain on sale of Amayapampa (f)	-	2,124	-	2,124
Gain on repurchase of convertible notes (d)	(122)	-	-	(122)
Interest accretion on convertible notes (d)	1,069	837	-	1,906
Amortization of debt issuance costs (d)	(272)	(225)	-	(497)
Future income tax benefit/(expense) (e)	711	320	(1,051)	(101)
Financing costs	-	-	-	(222)
Stock-based compensation expense (c)	-	-	-	2,251
Beneficial conversion feature	-	-	-	(2,774)
Net loss – U.S. GAAP	(5,952)	(15,320)	(15,067)	(56,181)
Unrealized gain on marketable securities	(4,737)	(2,134)	7,096	(6,909)
Comprehensive loss – U.S. GAAP	$(10,689)	$(17,454)	$(7,971)	$(63,090)

Basic and diluted loss per share – U.S. GAAP	$(0.17)	$(0.45)	$(0.47)

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The significant measurement differences in the consolidated balance sheets as at December 31, 2009 and 2008 relative to U.S. GAAP were:

Consolidated Balance Sheets

	December 31, 2009			December 31, 2008
	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP

Current assets	$30,317	-	$30,317	$22,012	$-	$22,012
Property, plant and equipment (a)	57,443	(26,944)	30,499	48,940	(20,433)	28,507
Other assets	4,813	-	4,813	4,813	-	4,813
Total assets	$92,573	$(26,944)	$65,629	$75,765	$(20,433)	$55,332

Current liabilities	926	-	926	803	-	803
Convertible notes (d)	24,939	2,904	27,843	23,496	4,995	28,491
Other long-term liabilities	228	-	228	228	-	228
Total liabilities	26,093	2,904	28,997	24,527	4,995	29,522

Capital stock (b,c)	245,964	75,039	321,003	225,098	75,282	300,380
Special warrants	-	222	222	-	222	222
Warrants and options (c)	5,154	386	5,540	4,970	(304)	4,666
Contributed surplus (b,c,g)	1,848	4,818	6,666	1,387	5,265	6,652
Equity component of convertible notes (d)	5,998	(5,998)	-	6,298	(6,298)	-
Other comprehensive income (e)	575	191	766	4,602	901	5,503
Deficit (a,b,c,e,g)	(193,059)	(104,506)	(297,565)	(191,117)	(100,496)	(291,613)
Total shareholders' equity	66,480	(29,848)	36,632	51,238	(25,428)	25,810

Total liabilities & shareholders' equity	$92,573	$(26,944)	$65,629	$75,765	$(20,433)	$55,332

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The significant measurement differences in the consolidated statements of cash flows relative to U.S. GAAP were:

Consolidated Statements of Cash Flows

	Years ended December 31,			Cumulative during Exploration
	2009	2008	2007	Stage

Cash flows from operating activities, Canadian GAAP	$(7,883)	$(7,638)	$(4,285)	$(27,982)
Additions to mineral properties, net (a)	(5,292)	(8,263)	(394)	(20,068)
Cash flows from operating activities, U.S. GAAP	(13,175)	(15,901)	(4,679)	(48,050)

Cash flows from investing activities, Canadian GAAP	3,268	(26,913)	(31,349)	(63,498)
Additions to mineral properties, net (a)	5,292	8,263	394	20,068
Cash flows from investing activities, U.S. GAAP	8,560	(18,650)	(30,955)	(43,430)

Cash flows from financing activities, Canadian GAAP	19,757	31,425	4,324	142,484
Cash flows from financing activities, U.S. GAAP	19,757	31,425	4,324	142,484

Net increase/(decrease) in cash and cash equivalents - continuing operations	15,142	(3,126)	(31,310)	51,004
Net increase/(decrease) in cash and cash equivalents - discontinued operations	-	(294)	(702)	(23,270)
Net increase/(decrease) in cash and cash equivalents	15,142	(3,420)	(32,012)	27,734

Cash and cash equivalents, beginning of period	13,266	16,686	48,698	674

Cash and cash equivalents, end of period	$28,408	$13,266	$16,686	$28,408

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

Statement of Changes in Shareholders’ Equity under U.S. GAAP

	Capital stock	Special warrants	Warrants and options	Contributed surplus	Deficit	Other comprehensive income (loss)	Total shareholders' equity

Balance at December 31, 2006	291,411	222	2,095	5,779	(226,285)	541	73,763

Issued during the year (Note 8)	4,725	-	-	-	-	-	4,725
Warrants and options	-	-	1,613	-	-	-	1,613
Contributed surplus	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	7,096	7,096
Dividend-in-kind	-	-	-	-	(34,941)	-	(34,941)
Net loss	-	-	-	-	(15,067)	-	(15,067)

Balance as December 31, 2007	296,136	222	3,708	5,779	(276,293)	7,637	37,189

Issued during the year (Note 8)	4,244	-	-	-	-	-	4,244
Warrants and options	-	-	958	-	-	-	958
Contributed surplus	-	-	-	873	-	-	873
Other comprehensive loss	-	-	-	-	-	(2,134)	(2,134)
Net loss	-	-	-	-	(15,320)	-	(15,320)

Balance at December 31, 2008	300,380	222	4,666	6,652	(291,613)	5,503	25,810

Issued during the year	20,623	-	-	-	-	-	20,623
Warrants and options – Note 8	-	-	874	-	-	-	874
Contributed surplus	-	-	-	14	-	-	14
Other comprehensive loss	-	-	-	-	-	(4,737)	(4,737)
Net loss	-	-	-	-	(5,952)	-	(5,952)

Balance at December 31, 2009	321,003	222	5,540	6,666	(297,565)	766	36,632

Recently adopted standards

In December 2007, FASB issued new standards for Non-controlling Interests in Consolidated Financial Statements”. This standard establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This statement became effective for the Corporation on January 1, 2009. As of December 31, 2009, the Corporation did not have any minority interests.

In March 2008, the FASB issued new standards which requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation has determined this standard had no impact on its consolidated financial statements.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

In April 2009, the FASB issued new standards for the recognition and measurement of other-than-temporary impairments for debt securities which replaced the pre-existing “intent and ability” indicator. These new standards specify that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses which are recognized in earnings and amounts related to all other factors which are recognized in other comprehensive income (loss). This standard became effective for the Corporation on September 30, 2009.  The Corporation has determined this FSP had no impact on its consolidated financial statements.

In May 2009, the FASB issued new standards for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standards are effective for interim and annual reporting periods ending after June 15, 2009. This statement became effective for the Corporation on September 30, 2009.  The Corporation reviewed events for inclusion in the financial statements through March 16, 2010, the date that the accompanying financial statements were issued.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) for financial statements issued for interim and annual periods ending after September 15, 2009, which was effective for the Corporation beginning in the fourth quarter of fiscal 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in the Corporation’s disclosures, including these Notes to the Consolidated Financial Statements. The codification in not expected to affect the Corporation’s consolidated financial position, cash flows, or results of operations.

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes became effective for the Corporation on October 1, 2009. The adoption of this new guidance did not have an impact on its Financial Statements.

In December 2007, the FASB issued a new standard that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Corporation had no business combinations during the year ended December 31, 2009; therefore this standard had no impact on our consolidated financial statements.

Impact of recently issued standards

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards will be effective for us beginning in the first quarter of fiscal 2010. The adoption of the new standards will not have an impact on the Corporation’s consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Corporation does not anticipate that the adoption of this statement will materially expand its consolidated financial statement footnote disclosures. The following is the disclosures:

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The three levels of the fair value hierarchy are:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

•	Level 3 – Inputs that are not based on observable market data.

21. Related Party Transactions

On April 1, 2009, the Corporation entered into an agreement with Sierra Partners LLC (“Sierra”) to provide investor relations and corporate finance consulting services to the Corporation.  The founder and partner of Sierra is also a director of the Corporation. Under the terms of the agreement, Sierra will provide consulting services to the Corporation commencing April 1, 2009 and ending on March 31, 2010.  Sierra will assist with the Corporation’s efforts to maintain an Investor Relations program and provide support and analysis of the Corporation’s general corporate finance and strategy efforts.  As compensation for these services, the Corporation agreed to pay to Sierra a monthly retainer fee of $10,000 during the term and issue to Sierra 60,000 of the Corporation’s stock options.  As of December 31, 2009, the Corporation had made payments totaling $107,114, which included consulting fees of $100,000 and reimbursed expenses of $7,114, and had issued the 60,000 stock options with a recorded expense of $37,111.

22. Subsequent Events

Dismissal of Change of Forest Land Use Permit for the Paredones Amarillos Gold Project

On February 19, 2010 the Corporation announced that its wholly owned Mexican subsidiary, Minera Paredones Amarillos S.A. de C.V. ("MPA") received notice from the Mexican Secretariat of Environment and Natural Resources ("SEMARNAT") that SEMARNAT has dismissed, on administrative grounds, MPA’s application for the Change of Forest Land Use Permit ("CUSF") for the Corporation’s Paredones Amarillos gold project.  The CUSF is required before the Corporation can commence construction of the Paredones Project.  The Corporation is currently amending its CUSF application to address SEMARNAT’s specific procedural and informational requirements and intends to re-file the application shortly.

The re-filing of the CUSF application could cause delays in the commencement of the construction of the Paredones Amarillos gold project.  If the Corporation is unable to acquire the required permits to mine the Paredones Amarillos gold project, this could result in an impairment and a write-down of the carrying value of the project.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report of Form 10-K for the fiscal year ended December 31, 2009, an evaluation was carried out under the supervision of and with the participation of the Corporation’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this annual report, the Corporation’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Corporation in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting.

The management of Vista Gold is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Corporation’s principal executive and principal financial officers and effected by the Corporation’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation’s internal control over financial reporting includes those policies and procedures that:

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that, as of December 31, 2009, the Corporation’s internal control over financial reporting were effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Corporation’s Financial Statements included in this annual report.

Attestation Report of the Registered Public Accounting Firm.

PricewaterhouseCoopers LLP’s attestation report on the Corporation’s internal control over financial reporting is included as part of Item 7. Financial Statements and Supplementary Data herein.

Changes in Internal Controls.

There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning Vista Gold Corp.’s directors will be contained in Vista Gold Corp.’s definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2010 Annual General Meeting of Shareholders (the “Proxy Statement”) under the caption “Particulars of Matters to be Acted Upon—Election of Directors” and is incorporated herein by reference.

Information concerning Vista Gold Corp.’s audit committee, including designation of the “Audit Committee Financial Expert” under applicable SEC rules, will be contained in the Proxy Statement under the captions “Corporate Governance—Committees of the Board of Directors and Meetings” and “—Audit Committee Report” and is incorporated herein by reference.

Information concerning certain filing obligations under the federal securities laws applicable to Vista Gold Corp.’s directors and executive officers, and holders of more than 10% of our Common Shares, will be contained in the Proxy Statement under the caption “Ownership of the Corporation’s Common Shares” and is incorporated herein by reference.

The Corporation has adopted a code of ethics that applies to all its directors, officers and employees. This code is publicly available on the Corporation’s website at www.vistagold.com and on SEDAR at www.sedar.com. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on the Corporation’s website.

NYSE Amex Corporate Governance

The Corporation’s common shares are listed on NYSE Amex. Section 110 of the NYSE Amex Company Guide permits NYSE Amex to consider the laws, customs and practices of foreign issuers in relaxing certain NYSE Amex listing criteria, and to grant exemptions from NYSE Amex listing criteria based on these considerations. A company seeking relief under these provisions is required to provide written certification from independent local counsel that the non-complying practice is not prohibited by home country law. A description of the significant ways in which Vista Gold’s governance practices differ from those followed by domestic companies pursuant to NYSE Amex standards is available on our website at www.vistagold.com.

ITEM 10.  EXECUTIVE COMPENSATION.

Information concerning this item will be contained in the Proxy Statement under the caption “Compensation Committee Report on Executive Compensation” and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be contained in the Proxy Statement under the caption “Ownership of the Corporation’s Common Shares” and is incorporated herein by reference.

Information relating to our equity compensation plans will be contained in the Proxy Statement under the captions “Compensation Committee Report on Executive Compensation—Stock Option Plan” and “Securities Reserved for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information concerning this item will be contained in the Proxy Statement under the captions “Interest of Certain Persons in Material Transactions and Matters to be Acted Upon” and “Indebtedness of Directors and Senior Officers” and is incorporated herein by reference.

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning this item will be contained in the Proxy Statement under the caption “Particulars of Matters to be Acted Upon—Appointment of Auditors” and “—Fees Paid to Auditors and their Independence from the Corporation” and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.	Report of Independent Accountants dated March 12, 2010.

2.	Consolidated Balance Sheets—At December 31, 2009 and 2008.

3.	Consolidated Statements of Loss—Years ended December 31, 2009, 2008, and 2007.

4.	Consolidated Statements of Deficit—Years ended December 31, 2009, 2008 and 2007.

5.	Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2008, and 2007.

6.	Notes to Consolidated Financial Statements.

See “Item 7. Consolidated Financial Statements and Supplementary Data”.

Financial Statement Schedules

No financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 7. Financial Statements and Supplementary Data”.

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
10.02
Data Purchase, Production Payment Grant and Option to Purchase Production Payment Agreement dated August 1, 2003 between Vista Gold and Enrique Gaitan Maumejean filed as Exhibit 10.20 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)

10.03
Amendment Agreement dated January 14, 1988, among Henry C. Crofoot et al and Enrique Gaitan Maumejean filed as Exhibit 10.21 to Granges’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)

10.04
Lewis Hycroft Agreement dated January 10, 1989, among Frank W. Lewis, Hycroft Lewis and Hycroft Resources—Development Inc. filed as Exhibit 10.16 to Granges’ Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference (File No. 1-9025)

10.05
Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier filed as Exhibit 10.25 to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference (File No. 1-9025)

10.06
Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings filed as Exhibit 10.27 to the Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.07
Third Amendment Agreement dated January 19, 2005, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.23 to the Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.08
Stock Option Plan of Vista Gold dated November 1996 as amended in November 1998, May 2003, May 2005 and May 2006 filed as Schedule C to the Corporation’s Commission Annual Report on April 3, 2006 and incorporated herein by reference (File No. 1-9025)

10.09
Share Purchase Agreement dated August 29, 2002 between Vista Gold and Viceroy Minerals Corporation filed as Exhibit 10.25 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.10
Purchase Agreement dated October 7, 2002 between Vista Gold and Newmont Mining Corporation filed as Exhibit 10.26 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.11
Venture Assignment Agreement dated May 9, 2005 between Vista Gold Corp. filed as Exhibit 10.27 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.12
Assignment Agreement, dated May 9, 2005, between Continental Goldfields Limited and Vista Gold Corp. filed as Exhibit 10.28 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.13
Assignment of Rights dated May 9, 2005, between ORT Limited and Vista Gold Corp. filed as Exhibit 10.29 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.14
Option to Purchase Agreement dated July 18, 2005 between Vista Gold and Monex Exploration filed as Exhibit 10.1 to the Corporation’s Annual Report on Form 8-K, dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)

10.15
Purchase Agreement dated November 7, 2005 between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation’s Annual Report on Form 8-K, dated November 7, 2005 and incorporated herein by reference (File No. 1-9025)

10.16
Finder’s Fee Agreement and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated February 2, 2006 and incorporated herein by reference (File No. 1-9025)

10.17
Form of Subscription Agreement dated September 29, 2004, between Vista Gold and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (File No. 1-9025)

10.18
Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty Ltd. and Vista Gold Corp. filed as Exhibit 10.24 to the Corporation’s Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.19
Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier filed as Exhibit 10.3 to the Corporation’s Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.20
Letter Agreement, dated April 12, 2005, between Prime Corporate Finance Pty Limited and Vista Gold Corp. filed as Exhibit 10.43 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.21
Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings filed as Exhibit 10.1 to the Corporation’s Annual Report on Form 8-K, dated July 6, 2006 and incorporated herein by reference (File No. 1-9025)

10.22
Amendment to Purchase Agreement, dated January 19, 2005, between Vista Gold Corp. filed as Exhibit 10.23 to the Corporation’s Annual Report on Form 8-K for the SEC on August 16, 2006) and incorporated herein by reference (File No. 1-9025)

10.23
Deed of Option, dated October 28, 2004, between Weston Investments, Organic Resources, Vista Gold Corp., Salu Siwa and JCI Limited filed as Exhibit 10.24 to the Corporation’s Annual Report on Form 8-K for the SEC on August 25, 2006) and incorporated herein by reference (File No. 1-9025)

10.24
Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and JCI Limited filed as Exhibit 10.25 to the Corporation’s Annual Report on Form 8-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.25
Employment Agreement, dated as of September 22, 2006, between Vista Gold Corp., and JCI Limited filed as Exhibit 10.26 to the Corporation’s Annual Report on Form 8-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.26
Assignment Agency Agreement, dated as of October 30, 2006, among Vista Gold Corp., filed as Exhibit 10.27 to the Corporation’s Annual Report on Form 8-K dated October 30, 2006 and incorporated herein by reference (File No. 1-9025)

10.27
Assignment Loan Agreement dated May 9, 2005, between Vista Gold Corp. filed as Exhibit 10.28 to the Corporation’s Annual Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)

10.28
Assignment Agreement, dated May 9, 2005, between ORT Limited and Vista Gold Corp. filed as Exhibit 10.2 to the Corporation’s Annual Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)

10.29
Purchase Letter Agreement dated July 18, 2005, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)

10.30
Fee Letter Agreement dated March 13, 2007, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.53 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference (File No. 1-9025)

10.31
Amendment to Arrangement and Merger Agreement by and among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio, dated May 8, 2007 filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated May 10, 2007 and incorporated herein by reference (File No. 1-9025)

10.32
Letter Agreement dated November 20, 2007, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated November 20, 2007 and incorporated herein by reference (File No. 1-9025)

10.33
Agreement dated December 19, 2007, between Grandcru Resource Corporation and Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)

10.34
Purchase and Termination Agreement dated December 19, 2007, among (i) Klaus Genssler, Genssler Investment Partnership, LLP, Douglas D. Foote and Synergex Group Limited Partnership, (ii) Grandcru Resources Corporation, (iii) Minera Paredones Amarillos, S.A. de C.V. and (iv) Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)

10.35
Termination and Purchase Agreement dated December 21, 2007, among (i) Goldcorp Inc., Luismin S.A. de C.V. and Desarrollos Mineros San Luis, S.A. de C.V., (ii) Grandcru Resources Corporation, (iii) Minera Paredones Amarillos, S.A. de C.V. and (iv) Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)

10.36
Asset Sale Agreement dated January 4, 2008, among Vista Gold Corp., Minera Paredones Amarillos, S.A. de C.V., Del Norte Company, Ltd. and A.M. King Industries, Inc. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated January 2, 2008, and incorporated herein by reference (File No. 1-9025)

10.37
Agency Agreement, dated March 4, 2008, between Vista Gold Corp. and Casimir Capital L.P. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)

10.38
Form of Subscription Agreement dated March 4, 2008, between Vista Gold Corp. and each Subscriber as defined therein filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)

10.39
Purchase and Sale Agreement dated March 4, 2008, among Vista Gold Corp., Vista Gold (Antigua) Corp. and Republic Gold Limited ACN 106399311, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 4, 2008 and incorporated herein by reference (File No. 1-9025)

10.40
Note Repurchase Agreement, dated July 14, 2009, by and between the Company and Whitebox Combined Partners, LP filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated July 20, 2009 and incorporated herein by reference (File No. 1-9025)

10.41
Note Repurchase Agreement, dated July 14, 2009, by and between the Company and Whitebox Convertible Arbitrage Partners, LP filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated dated July 20, 2009 and incorporated herein by reference (File No. 1-9025)

10.42
Note Repurchase Agreement, dated July 14, 2009, by and between the Company and Whitebox Special Opportunities Fund Series B Partners, LP filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated dated July 20, 2009 and incorporated herein by reference (File No. 1-9025)

10.43	Joint Venture Agreement dated December 23, 2009 between Vista Gold (Barbados) Corp. and Pan Asia Resources Corporation
21	Subsidiaries of the Corporation
23.1	Consent of PricewaterhouseCoopers LLP, independent auditors
23.2	Consent of SRK Consulting (U.S.), Inc.
23.3	Consent of Golder Associates, Inc.
23.4	Consent of Gustavson Associates, LLC
23.5	Consent of Mine Development Associates
23.6	Consent of Richard J. Lambert, P.E.
23.7	Consent of Tetra Tech MM, Inc.
23.8	Consent of Resource Development Inc.
23.9	Consent of Barton G. Stone, C.P.G.
23.10	Consent of Leonel López, C.P.G.
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: March 16, 2010	By: /s/ Michael B. Richings
Michael B. Richings,
Executive Chairman and Chief Executive Officer
Dated: March 16, 2010	By: /s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 16, 2010	By: /s/ Michael B. Richings
Michael B. Richings,
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: March 16, 2010	By: /s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Michael B. Richings Michael B. Richings	Director	March 16, 2010
* John M. Clark	Director	March 16, 2010
* C. Thomas Ogryzlo	Director	March 16, 2010
* Tracy Stevenson	Director	March 16, 2010
* W. Durand Eppler	Director	March 16, 2010
* Frederick H. Earnest	Director	March 16, 2010
* By: /s/ Michael B. Richings

Michael B. Richings Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.