Form 10-Q
period 2010-03-31
VISTA GOLD CORP
filed 2010-05-10
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ______________

Commission File Number 1-09025
VISTA GOLD CORP.
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada	98-0542444
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 5, 7961 Shaffer Parkway

Littleton, Colorado	80127
(Address of principal executive offices)	(Zip Code)

(720) 981-1185
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  44,679,024 common shares, without par value, outstanding at May 7, 2010.

VISTA GOLD CORP.
(An Exploration Stage Enterprise)
FORM 10-Q
For the Quarter Ended March 31, 2010

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
(U.S. dollars in thousands)	2010	2009

Assets:
Cash and cash equivalents	$25,152	$28,408
Marketable securities - Note 4	974	1,150
Short-term investments	-	250
Other current assets	764	509
Current assets	26,890	30,317

Mineral properties - Note 5	41,639	38,696
Plant and equipment - Note 6	18,745	18,747
Amayapampa disposal consideration - Note 3	4,813	4,813
	65,197	62,256

Total assets	$92,087	$92,573

Liabilities and Shareholders' Equity:
Convertible notes - Note 7	$25,657	$-
Accounts payable	37	63
Accrued liabilities and other	1,429	863
Current liabilities	27,123	926

Convertible notes - Note 7	-	24,939
Other long-term liabilities	228	228
Total liabilities	27,351	26,093

Capital stock, no par value:
Common - unlimited shares authorized; shares outstanding:
2010 - 44,679,024 and 2009 - 44,679,024	245,964	245,964
Warrants	336	336
Options - Note 8	4,915	4,818
Contributed surplus	1,848	1,848
Equity component of convertible notes - Note 7	5,998	5,998
Accumulated other comprehensive income - Note 9	433	575
Deficit	(194,758)	(193,059)
Total shareholders' equity	64,736	66,480

Total liabilities and shareholders' equity	$92,087	$92,573

Subsequent events — Note 15

Nature of operations, liquidity risk and changes in accounting policies — Note 2

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended March 31,		Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2010	2009	Stage

Income:
Interest income	$54	$28	$2,686
Other income	19	2	(2,135)
Total other income	$73	$30	$551

Costs and expenses:
Exploration, property evaluation and holding costs	$(394)	$(333)	$(4,719)
Corporate administration and investor relations	(991)	(1,012)	(25,531)
Depreciation and amortization	(72)	(52)	(704)
Interest expense	(556)	(579)	(4,880)
Gain/(loss) on currency translation	48	(23)	(227)
Write-down of marketable securities	-	(112)	(849)
Gain/(loss) on disposal of marketable securities	213	(7)	7,275
Total costs and expenses	(1,752)	(2,118)	(29,635)
Loss from continuing operations before income taxes	$(1,679)	$(2,088)	$(29,084)
Future income tax benefit/(expense)	$(20)	208	$81
Loss from continuing operations after income taxes	$(1,699)	$(1,880)	$(29,003)
Loss from discontinued operations	$-	$-	$(16,879)

Net loss	$(1,699)	$(1,880)	$(45,882)

Other comprehensive income:
Unrealized gain on available-for-sale securities	45	1,176
Realized (gain)/loss on available-for-sale securities	(186)	5
	(141)	1,181
Comprehensive loss	$(1,840)	$(699)

Weighted average number of shares outstanding	44,679,024	34,475,829

Basic and diluted loss per share from continuing operations	$(0.04)	$(0.05)
Basic and diluted loss per share	$(0.04)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF DEFICIT - UNAUDITED

	Three Months Ended March 31,
(U.S. dollars in thousands)	2010	2009
Deficit, beginning of period	$(193,059)	$(191,117)
Net loss	(1,699)	(1,880)
Deficit, end of period	$(194,758)	$(192,997)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,		Cumulative during Exploration
(U.S. dollars in thousands)	2010	2009	Stage

Cash flows from operating activities:
Loss for the period - continuing operations	$(1,699)	$(1,880)	$(29,003)

Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	72	52	727
Stock-based compensation	75	125	6,633
(Gain)/loss on disposal of marketable securities	(213)	7	(7,537)
Future income tax (benefit)/expense	20	(208)	(81)
Accretion of convertible notes	280	260	2,187
Accrued interest	276	319	2,695
Write-down of marketable securities	-	112	849
Other non-cash items	-	-	1,254

Change in operating assets and liabilities:
Interest paid	-	-	(5,286)
Other current assets	(255)	42	(1,026)
Accounts payable, accrued liabilities and other	(168)	(11)	(1,006)
Net cash used in operating activities	(1,612)	(1,182)	(29,594)

Cash flows from investing activities:
Acquisition of marketable securities	-	-	(1,065)
Proceeds from sale of marketable securities	228	18	10,372
Short-term investments	250	-	-
Additions to mineral properties, net of cost recoveries	(2,052)	(911)	(27,652)
Acquisition of mineral property - Note 5	-	-	(3,332)
Additions to plant and equipment	(70)	(209)	(19,188)
Proceeds on disposal of mineral properties	-	-	188
Proceeds on disposal of plant and equipment	-	-	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	-	-	(24,517)
Net cash used in investing activities	(1,644)	(1,102)	(65,142)

Cash flows from financing activities:
Net proceeds from equity financings - Note 7	-	-	74,787
Repurchase of convertible debt	-	-	(866)
Proceeds from exercise of warrants - Note 7	-	-	39,020
Proceeds from exercise of stock options - Note 7	-	-	3,039
Issuance of convertible notes, net of issuance costs	-	-	28,345
Prepaid transaction costs	-	-	(1,841)
Net cash provided by financing activities	-	-	142,484

Increase/(decrease) in cash and cash equivalents - continuing operations	(3,256)	(2,284)	47,748
Increase/(decrease) in cash and cash equivalents - discontinued operations (Note 3)	-	-	(23,270)
Net increase/(decrease) in cash and cash equivalents	(3,256)	(2,284)	24,478

Cash and cash equivalents, beginning of period - continuing operations	28,408	13,266	674

Cash and cash equivalents, end of period	$25,152	$10,982	$25,152

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

1.	General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (the “Corporation”), as of March 31, 2010 have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 13, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.	Nature of operations, liquidity risk and changes in accounting policies

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

The Corporation is continuing to move its more advanced projects through advanced and pre-feasibility studies in preparation for mine development so that production decisions can be made on those projects.

Although the Corporation has reviewed and is satisfied with the title for all mineral properties in which it has a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

Liquidity risk

The consolidated interim financial statements of the Corporation have been prepared on a going concern basis and contemplate the realization of assets and the settlement of liabilities in the normal course of operations. Liquidity risk is the risk that the Corporation will be unable to meet its financial obligations as and when they fall due.

As of March 31, 2010, the Corporation had cash and cash equivalents of $25,152. The principal balance owing on the Corporation’s senior secured convertible notes is $28,667, which is due on March 4, 2011. At present, the Corporation does not have sufficient cash and cash equivalents to meet this obligation. In connection with the issuance of the Notes (as defined in Note 7 to these consolidated interim financial statements), the Corporation granted a pledge over the assets and mining concessions related to the Paredones Amarillos gold project (collectively, the “Pledged Assets”). The Corporation is currently examining potential alternatives for raising the additional capital needed to meet its repayment obligations under the Notes, which could include public or private debt or equity financings, or project financing if and when the Change of Forest Land Use Permit (“CUSF”) is obtained for the Paredones Amarillos gold project. The Corporation may also consider potential renegotiation of the terms of the original Notes. While the Corporation has been successful in the past with raising funds through equity and debt financings, and even though the current sustained high gold prices have increased investor interest in the gold market, and the Corporation currently has a shelf-registration effective in order to expedite the completion of any public equity offering, no assurances can be given that the Corporation will be successful in raising sufficient funds in the future to repay its obligations under the Notes.

In the event that the Corporation’s efforts do not generate adequate additional financing, or the renegotiation of the terms of the Notes does not prove successful, the Corporation will not have sufficient cash or cash equivalents to repay the Notes. However, the Notes are secured only by the Pledged Assets. In the event that the Corporation cannot raise sufficient capital to repay its obligations under the Notes, the holders of the Notes are entitled to require possession of the Pledged Assets to be transferred to them (or a company appointed by them) and to seek court approval for the sale of the Pledged Assets. Any proceeds received by the holders of the Notes from the sale of the Pledged Assets would be applied to any principal and interest owing by the Corporation under the Notes, with the Corporation continuing to be obligated to repay any remaining balance owing under the Notes on an unsecured basis. The assets of the Paredones Amarillos gold project have a total carrying value of $34,292 as at March 31, 2010 (see Notes 5 and 6).

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

Changes in accounting policies

In January 2009, the CICA issued Handbook Section 1582, “Business Combinations” (“Section 1582”). Section 1582 requires all assets and liabilities of an acquired business to be recorded at fair value at acquisition.  Obligations for contingent considerations and contingencies are also to be recorded at fair value at the acquisition date. The standard also states that acquisition–related costs will be expensed as incurred and that restructuring charges will be expensed in the periods after the acquisition date. Section 1582 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after January 1, 2011.

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

On April 7, 2008, the Corporation entered into an agreement to dispose of its wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held the Corporation’s interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay to the Corporation, $3.0 million in three payments of $1.0 million. The first of these payments will be due and payable upon the start of Commercial Production (as defined in the purchase and sale agreement) at the Amayapampa gold project followed by $1.0 million payments on each of the first and second anniversaries of the start of Commercial Production.  In addition, Republic agreed to pay to the Corporation a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable; when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable; and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces and no NSR payments are due to the Corporation if the gold price is below $500 per ounce. The fair value of the consideration received on the disposal of the Amayapampa gold project has been estimated at $4.813 million using probability weighted cash flow scenarios and assumptions including future gold prices, estimated gold production and the timing of commencement of Commercial Production. These inputs in the “income approach” valuation model used by the Corporation are considered to be level three unobservable inputs as defined by CICA 3862 “Financial Instruments – Disclosures”. These are the Corporation’s own assumptions based on management’s best estimates and the best information available at the time.

4.	Marketable securities

	At March 31, 2010			At December 31, 2009
	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value

Esperanza Silver Corp.	10	126	136	10	101	111
Black Isle Resources	12	-	12	12	16	28
Nevgold Resources Corp.	87	133	220	87	69	156
Other	351	255	606	365	490	855
	$460	$514	$974	$474	$676	$1,150

5.	Mineral properties

	2009	2010
	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Capitalized interest	Capitalized stock based compensation	Year to date activity	March 31, ending balance

Long Valley, United States	978	-	-	1	-	-	1	979
Yellow Pine, United States	984	-	-	13	-	-	13	997
Paredones Amarillos, Mexico	14,650	-	-	624	869	13	1,506	16,156
Guadalupe de los Reyes, Mexico	3,275	-	-	-	-	-	-	3,275
Awak Mas, Indonesia	3,975	-	-	2	-	-	2	3,977
Mt. Todd, Australia	14,616	-	-	1,362	-	9	1,371	15,987
Other	218	-	50	-	-	-	50	268
	$38,696	$-	$50	$2,002	$869	$22	$2,943	$41,639

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The recoverability of the carrying values of the Corporation’s mineral properties is dependent upon the successful start-up and commercial production from, or the sale or lease of, these properties and upon economic reserves being discovered or developed on the properties.  Development and/or start-up of any of these projects will depend, among other things, on management’s ability to raise additional capital for these purposes.  Although the Corporation has been successful in raising such capital in the past, there can be no assurance that it will be able to do so in the future.

The Corporation has determined that no impairment provision is required.  A write-down in the carrying values of one or more of the Corporation’s mineral properties may be required in the future as a result of events and circumstances, such as the Corporation’s inability to obtain all the necessary permits, changes in the legal status of properties, government actions, the results of technical evaluation and changes in economic conditions including the price of gold and other commodities or input prices.  The Corporation regularly evaluates the carrying value of its mineral properties to determine if an impairment is required in view of such factors.

6.	Property, plant and equipment

	March 31, 2010			December 31, 2009
	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net

Paredones Amarillos, Mexico	18,177	41	18,136	18,173	35	18,138
Awak Mas, Indonesia	118	91	27	118	89	29
Mt. Todd, Australia	895	361	534	833	321	512
Corporate, United States	314	266	48	311	243	68
	$19,504	$759	$18,745	$19,435	$688	$18,747

7.	Brokered private placement of convertible notes

On March 4, 2008, the Corporation completed a private placement in which the Corporation issued and sold $30 million in aggregate principal amount of senior secured convertible notes (the “Notes”). The Notes were issued on March 4, 2008 and mature at face value on March 4, 2011 (the “Maturity Date”). The Notes pay interest of 10% per annum. Interest is payable each year in two installments on June 15 and December 15, and the principal is payable on the Maturity Date.  The Notes are only secured by the assets and mining concessions of the Paredones Amarillos gold project.

The Notes are convertible at the holder’s or issuer’s discretion in accordance with the terms of the Notes. The holder can convert all or part of the debt underlying the Notes at any time prior to the Maturity Date or the business day immediately preceding the Redemption Date (as defined below) at a price of $6.00 per Common Share (subsequently adjusted to $4.80 per Common Share, as discussed below), subject to adjustment in certain circumstances. The “Redemption Date” represents the date that the Notes will be redeemed in the event that the Corporation redeems the Notes.

The Corporation can convert all, but not part, of the Notes after March 4, 2009 if the weighted-average price of Common Shares, as quoted on the NYSE Amex Equities, has been equal to or greater than $9.00 per Common Share for 15 consecutive trading days.  The notice of conversion must occur within ten (10) days of any such 15-day period and the share price must be equal to or greater than $9.00 per Common Share on the date the notice is delivered.  The conversion price was originally $6.00 per Common Share and is subject to adjustments in certain circumstances.

Pursuant to the terms of the Notes, on March 4, 2009, the conversion price of the Notes was automatically adjusted from $6.00 per Common Share to $4.80 per Common Share.  As a result of the adjustment, 6.25 million Common Shares became issuable upon conversion of the Notes.  Prior to the adjustment, 5.0 million Common Shares were issuable upon the conversion of the Notes.  As of March 31, 2010, the Corporation’s Common Share price was below the $4.80 conversion price.

Simultaneous with the issuance of the Notes, the Corporation issued to Casimir Capital LP 200,000 Common Share purchase warrants with an exercise price of $6.00 per warrant and expiration date of March 4, 2011, as partial consideration for acting as agent for the transaction. The Corporation also paid to Casimir Capital a cash fee of $1.2 million, being 4% of the gross proceeds of the offering of the Notes. The warrants provide for cashless exercise if the market price of the Corporation’s Common Shares is above the exercise price of the warrants. In addition, the exercise price is subject to standard anti-dilution adjustment provisions.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The Notes have been accounted for in accordance with Emerging Issues Committee Abstract No. (“EIC”) 164, “Convertible and other Debt Instruments with Embedded Derivatives”. Under EIC 164, the fair value of the conversion feature is recorded as equity. The issuance date fair value of the conversion feature was estimated to be $6.8 million and was classified as the equity component of convertible notes with the residual balance of $23.2 million being recorded as the fair value of the Corporation’s obligation to make principal and interest payments and has been classified as long-term debt.  The total fees of $1,988,000 related to the issuance of the Notes have been allocated pro-rata between debt issuance costs of $1,531,000 and equity issuance costs of $457,000.

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

Pursuant to the Whitebox Repurchase Agreements, the Corporation agreed to repurchase Notes (i) in the principal amount of $504,000 from Whitebox Combined Partners for an aggregate purchase price, including interest, of $331,800; (ii) in the principal amount of $510,000 from Whitebox Convertible Arbitrage for an aggregate purchase price, including interest, of $335,750; and (iii) in the principal amount of $319,000 from Whitebox Special Opportunities for an aggregate purchase price, including interest, of $210,008, based on a settlement date of July 14, 2009.  The Corporation allocated the consideration paid on the repurchase of the Notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction as is required under EIC 96, “Accounting for the Early Extinguishment of Convertible Securities Through (1) Early Redemption or Repurchase and (2) Induced Early Conversion”.  A gain of $537,000 was recorded in the Corporation’s Consolidated Statement of Earnings and (Loss) as a result of the Notes repurchase.  As a result of the completion of the Whitebox Repurchase Agreements, 5.972 million Common Shares are issuable upon conversion of the Notes.

The Corporation capitalizes interest and accretion based on expenditures on qualifying assets.  As of December 31, 2009, the Corporation had qualifying expenditures of approximately $17.5 million related to the equipment purchase and drilling expenditures for the Paredones Amarillos gold project.  The Corporation has expended approximately $29.9 million for ongoing operations at the Paredones Amarillos gold project.  This includes approximately $17.2 million towards the purchase of gold processing equipment to be used at the Paredones Amarillos gold project and $0.3 million in drilling expenditures.  As of December 31, 2009, the Corporation had utilized all the cash received for the Paredones Amarillos gold project.

A reconciliation of the carrying value of the long-term liability portion of the Notes is as follows:

Principal amount of the Notes	$30,000
Issuance costs allocated to long-term liabilities	(1,531)
Conversion feature allocated to equity before issuance costs	(6,755)
Carrying value of the Notes upon issuance	21,714
Repurchase of $1.3 million of convertible notes	(1,103)
Accretion expense	5,046
Carrying value of the Notes at March 31, 2010	$25,657

8.	Options to purchase Common Shares

A summary of option activity under the Corporation’s Stock Option Plan as of March 31, 2010, and changes during the three-month period then ended is set forth in the following table:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2009	2,788,145	$3.75	3.43	$534

Granted	-	-
Expired	-	-
Cancelled	-	-
Forfeited	-	-

Outstanding - March 31, 2010	2,788,145	$3.75	3.19	$170

Exercisable - March 31, 2010	2,383,145	$4.09	2.98	$85

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

A summary of the fair-value changes included in options within Shareholders’ Equity as of March 31, 2010 is set forth in the following table:

Fair Value
As of December 31, 2009	$4,818

Expensed	75
Capitalized as mineral properties	22

As of March 31, 2010	$4,915

The total number of options outstanding at the end of the quarter is 2,788,145 with exercise prices ranging from approximately $1.77 to $7.59 and remaining lives of 0.10 to 4.37 years.  The total number of options outstanding represents 6.2% of the Corporation’s issued and outstanding capital on a non-diluted basis.

A summary of the status of the Corporation’s unvested stock options as of March 31, 2010, is set forth below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($ USD)
Unvested - December 31, 2009	430,000	$0.92

Vested	(25,000)	1.06

Unvested - March 31, 2010	405,000	$0.91

As of March 31, 2010, there was $142,230 of unrecognized compensation expense related to the unvested portion of options outstanding.  This expense is expected to be recognized over a weighted-average period of 0.4 years.

9.	Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

	Accumulated other comprehensive income, before tax	Accumulated other comprehensive income, net of tax
As of December 31, 2009	$676	$575

Increases to fair market value during period	51	45
Decreases due to realization of gain	(213)	(186)

As of March 31, 2010	$514	$433

10.	Financial instruments

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

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

Financial Assets

The carrying amounts and fair values of financial assets are as follows:

		March 31, 2010		December 31, 2009
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents	Loans and receivables	$25,152	$25,152	$28,408	$28,408
Accounts receivable (1)	Loans and receivables	485	485	24	24
Amayapampa disposal consideration	Held-for-trading	4,813	4,813	4,813	4,813
Marketable securities (2)	Available-for-sale	974	974	1,150	1,150
Total financial assets		$31,424	$31,424	$34,395	$34,395

(1)	Carrying amount is a reasonable approximation of fair value.

(2)	The fair value represents quoted market prices in an active market.

Financial liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		March 31, 2010		December 31, 2009
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities (1)	Other financial liabilities	$1,466	$1,466	$926	$926
Other long-term liabilities	Other financial liabilities	228	228	228	228
Convertible notes (2)	Other financial liabilities	27,791	25,657	26,678	24,939
Total financial liabilities		$29,485	$27,351	$27,832	$26,093

(1)	Carrying amount is a reasonable approximation of fair value.

(2)	The carrying value of the convertible notes is being accreted to their maturity value over their expected life using the effective interest rate method.

Financial instrument risk exposure and risk management

The Corporation is exposed in varying degrees to a variety of financial instrument related risks.  Management approves and monitors the risk management processes.  The types of risk exposure and the way in which such exposure is managed is as follows:

Credit risk

The Corporation’s credit risk is primarily attributable to its cash and cash equivalents.  The Corporation monitors its cash and cash equivalents in order to limit its exposure to credit risk.

Liquidity risk

The Corporation’s objective is that there is sufficient capital in order to meet short term business requirements, after taking into account the Corporation’s holdings of cash and cash equivalents and cash flows from financing activities.  The Corporation’s cash and cash equivalents are held in interest-bearing liquid savings accounts.  Please see Note 2 for further discussion regarding the liquidity risk of the Corporation.

Market risk

The significant market risk exposure to which the Corporation is exposed is interest rate risk.  The Corporation’s policy is to invest cash at floating rates of interest in short-term highly liquid cash savings accounts in order to maintain liquidity.  Fluctuations in interest therefore have little impact on the value of cash equivalents and short term investments.  With respect to financial liabilities, the convertible notes are not subject to interest rate risk because they bear interest at a fixed rate.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

11.	Capital disclosures

The Corporation’s objectives when managing capital are to safeguard the Corporation’s access to sufficient funding as needed to continue its development of mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable level of risk.

In the management of capital, the Corporation includes the components of shareholders’ equity and debt.  The Corporation manages its capital structure and makes adjustments in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust its capital structure, the Corporation may issue new shares, issue new debt, acquire or dispose of assets or adjust the amount of investments. The Corporation has no restrictions or covenants on its capital structure as of March 31, 2010.  Please see Note 2 for further discussion regarding the Corporation’s management of capital.

In order to facilitate the management of its capital requirements, the Corporation prepares annual expenditure budgets which project expected cash and debt positions over several years and which are updated as necessary depending on various factors, including successful capital deployment and general industry conditions. The annual and updated budgets are approved by the board of directors (the “Board of Directors” or the “Board”).

In order to maximize cash available for development efforts, the Corporation does not pay dividends. The Corporation’s cash investment policy is to invest its cash in highly liquid short-term interest-bearing investments with maturities of three months or less when acquired, selected with regards to the expected timing of expenditures from operations.

12.	Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in Mexico, Australia, North America and Indonesia. The Corporation reported no revenues in the three-month period ended March 31, 2010, or for the same period in 2009.  Geographic segmentation of mineral properties and plant and equipment is provided in Notes 5 and 6.

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

(a)
In accordance with U.S. GAAP, exploration, mineral property evaluation and holding costs are expensed as incurred.  When proven and probable reserves are determined for a property and a bankable feasibility study is completed, then subsequent development costs on the property would be capitalized.   Total capitalized cost of such properties is measured periodically for recoverability of carrying value under Accounting Standards Codification (“ASC”) 360 Property, Plant and Equipment.  Under Canadian GAAP, all such costs are permitted to be capitalized.

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

(c)
In accordance with U.S. GAAP (ASC 718 Compensation Stock Expenses), the fair value of all options granted after January 1, 2006 is calculated at the date of grant and expensed over the expected vesting period.  On transition to this new standard, the unvested portion of options granted to employees before January 1, 2006 is expensed over the remaining vesting period using the fair value on the date of grant.  Prior to January 1, 2006, the Corporation did not record any compensation cost on the granting of stock options to employees and directors as the exercise price was equal to or greater than the market price at the date of grants for U.S. GAAP purposes under APB Opinion No. 25.  ASC 718 Compensation Stock Expenses essentially aligns U.S. GAAP with Canadian GAAP for accounting for stock-based compensation.

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

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

(e)
In accordance with U.S. GAAP (ASC 740 Income Taxes), the reversal of a valuation allowance which is directly related to the gain or loss of available-for-sale securities, when a Corporation has no expectations of taxable income in future periods, is recorded in other comprehensive income/(loss). Under Canadian GAAP, the Corporation adopted EIC 172 “Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain Recorded in Other Comprehensive Income,” effective September 30, 2008. This standard requires the recognition of the tax benefit or loss of previously unrecognized tax loss carryforwards associated with the unrealized holding gains and losses of available-for-sale securities to be recognized in net income or net loss. This abstract required retrospective restatement of all prior periods beginning with January 1, 2007. The adoption of EIC 172 resulted in a future income tax expense being recorded as part of the Corporation’s Net Loss, whereas under ASC 740 Income Taxes the future income tax expense would be recorded as part of the Corporation’s Comprehensive Loss.

The significant differences in the consolidated statements of loss and comprehensive loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended March 31,		Cumulative during Exploration
	2010	2009	Stage

Net loss – Canadian GAAP	$(1,699)	$(1,880)	$(45,882)
Exploration, property evaluation and holding costs - continuing operations(a)	(2,024)	(942)	(20,603)
Exploration, property evaluation and holding costs - discontinued operations(a)	-	-	4,016
Interest accretion on convertible notes (d)	280	260	2,186
Amortization of debt issuance costs (d)	(65)	(62)	(562)
Future income tax benefit/(expense) (e)	20	(208)	(81)
Financing costs	-	-	(222)
Stock-based compensation expense (c)	-	-	2,251
Beneficial conversion feature	-	-	(2,774)
Gain on sale of Amayapampa			2,124
Gain on repurchase of convertible notes			(122)
Net loss – U.S. GAAP	(3,488)	(2,832)	(59,669)
Unrealized gain on marketable securities (e)	(162)	1,390	(7,071)
Comprehensive loss – U.S. GAAP	$(3,650)	$(1,442)	$(66,740)

Basic and diluted loss per share – U.S. GAAP	$(0.08)	$(0.08)

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,		Cumulative during Exploration
	2010	2009	Stage

Cash flows from operating activities, Canadian GAAP	$(1,612)	$(1,182)	$(29,594)
Additions to mineral properties, net (a)	(2,002)	(877)	(22,070)
Cash flows from operating activities, U.S. GAAP	(3,614)	(2,059)	(51,664)

Cash flows from investing activities, Canadian GAAP	(1,644)	(1,102)	(65,142)
Additions to mineral properties, net (a)	2,002	877	22,070
Cash flows from investing activities, U.S. GAAP	358	(225)	(43,072)

Cash flows from financing activities, Canadian GAAP	-	-	142,484
Cash flows from financing activities, U.S. GAAP	-	-	142,484

Net increase/(decrease) in cash and cash equivalents - continuing operations	(3,256)	(2,284)	47,748
Net increase/(decrease) in cash and cash equivalents - discontinued operations	-	-	(23,270)
Net increase/(decrease) in cash and cash equivalents	(3,256)	(2,284)	24,478

Cash and cash equivalents, beginning of period	28,408	13,266	674

Cash and cash equivalents, end of period	$25,152	$10,982	$25,152

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The significant differences in the consolidated balance sheets as at March 31, 2010, and December 31, 2009, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS – UNAUDITED

	March 31, 2010			December 31, 2009
	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP

Current assets	$26,890	-	$26,890	$30,317	$-	$30,317
Property, plant and equipment (a)	60,384	(29,306)	31,078	57,443	(26,944)	30,499
Other assets	4,813	-	4,813	4,813	-	4,813
Total assets	$92,087	$(29,306)	$62,781	$92,573	$(26,944)	$65,629

Current liabilities	1,466	-	1,466	926	-	926
Convertible notes (d)	25,657	2,351	28,008	24,939	2,904	27,843
Other long-term liabilities	228	-	228	228	-	228
Total liabilities	27,351	2,351	29,702	26,093	2,904	28,997

Capital stock (b,c)	245,964	75,039	321,003	245,964	75,039	321,003
Special warrants	-	222	222	-	222	222
Warrants and options (c)	5,251	386	5,637	5,154	386	5,540
Contributed surplus (b)	1,848	4,818	6,666	1,848	4,818	6,666
Equity component of convertible notes (d)	5,998	(5,998)	-	5,998	(5,998)	-
Other comprehensive income (e)	433	171	604	575	191	766
Deficit (a,b,c,e)	(194,758)	(106,295)	(301,053)	(193,059)	(104,506)	(297,565)
Total shareholders' equity	64,736	(31,657)	33,079	66,480	(29,848)	36,632

Total liabilities & shareholders' equity	$92,087	$(29,306)	$62,781	$92,573	$(26,944)	$65,629

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards will be effective for us beginning in the first quarter of fiscal 2010. The adoption of the new standards will not have an impact on the Corporation’s consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Corporation does not anticipate that the adoption of this statement will materially expand its consolidated financial statement footnote disclosures.

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

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events,” which amends ASC 855 to address certain implementation issues, including: (1) eliminating the requirement for a filer with the United States Securities and Exchange Commission (the “SEC”) to disclose the date through which it has evaluated subsequent events; and (2) refining the scope of the disclosure requirements for reissued financial statements.  The provisions of the Update will be effective upon issuance.  The adoption of the Update will not have an impact on the Corporation’s consolidated financial position, results of operations and cash flows.

14.	Related party transactions

On April 1, 2009, the Corporation entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide investor relations and corporate finance consulting services to the Corporation.  The founder and partner of Sierra is also a director of the Corporation. Under the terms of the agreement, Sierra will provide consulting services to the Corporation commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis beginning April 1, 2010.  Sierra will assist with the Corporation’s efforts to maintain an investor relations program and provide support and analysis of the Corporation’s general corporate finance and strategy efforts.  As compensation for these services, the Corporation agreed to pay to Sierra a monthly retainer fee of $10,000 during the term of the agreement and issue to Sierra 60,000 of the Corporation’s stock options.  As of March 31, 2010, the Corporation had made payments to Sierra under the agreement totaling $120,000 and had issued the 60,000 stock options to Sierra with a recorded expense of $41,438.

15.	Subsequent events

Amendments to Stock Option Plan

On May 3, 2010, the Corporation received shareholder approval in respect of the amendments to its stock option plan (the “Stock Option Plan”) that were approved by the Board of Directors on March 8, 2010.  The amendments are as follows:

(a)	the insider participation limits in the Plan have been aligned with those set out in the Toronto Stock Exchange Company Manual;

(b)
the provisions in the Plan concerning the maximum number of Common Shares that may be reserved for issuance under the Plan have been amended to clarify that, together with any other Security Based Compensation Arrangements (as defined by the Toronto Stock Exchange Company Manual), the maximum number of Common Shares issuable under the Plan is equal to or less than 10% of the issued and outstanding Common Shares on a non-diluted basis; and

(c)
the amending provisions of the Plan have been amended to provide greater certainty with respect to amendments to the Plan that may be made by the Board of Directors, without shareholder approval; amendments that require shareholder approval; and amendments that require the approval of disinterested shareholders.

Approval of Long Term Equity Incentive Plan

On May 3, 2010, the Corporation received shareholder approval for the adoption of a new Long Term Equity Incentive Plan (“LTIP”), effective as of March 8, 2010, being the date the Board of Directors approved the LTIP.  In addition to stock options granted under the Stock Option Plan, the LTIP enables the Corporation to grant other forms of long-term incentives, such as restricted stock units and restricted stock awards.  The Corporation believes this will allow it the flexibility in the future to tailor long-term incentives to fit business conditions as they evolve.  All grants of restricted stock units and restricted stock awards under the LTIP will be subject to a minimum vesting period of one year, and the LTIP contains limitations on insider and non-management director participation.

The LTIP is intended to compliment (not replace) the Corporation’s existing Stock Option Plan.  The aggregate number of Common Shares issuable under the LTIP, together with the number of Common Shares reserved for issuance under all of the Corporation’s other Security Based Compensation Arrangements (as defined by the Toronto Stock Exchange Company Manual), which includes the Stock Option Plan, shall not exceed 10% of the Corporation’s issued and outstanding Common Shares on a non-diluted basis.

The Board has delegated the administration of the LTIP to the Corporation’s Compensation Committee which is comprised solely of non-employee directors.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. (“Vista” or the “Corporation”) for the three-month period ended March 31, 2010 has been prepared based on information available to us as of May 7, 2010.  This MD&A should be read in conjunction with the annual consolidated financial statements of the Corporation for the three years ended December 31, 2009 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada and the accompanying consolidated interim financial statements of the Corporation for the period ended March 31, 2010 (collectively, the “Consolidated Financial Statements”).  Reference to Note 20 to the consolidated annual financial statements and Note 13 to the consolidated interim financial statements for the period ended March 31, 2010 should be made for a discussion of differences between Canadian and United States GAAP and their effect on the Consolidated Financial Statements.  This MD&A contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.  See “Note Regarding Forward-Looking Statements” below.

All amounts stated herein are in U.S. dollars in thousands, except per share and per ounce amounts, unless otherwise noted.

Results from Operations

Our consolidated net loss for the three-month period ended March 31, 2010, was $1,699 or $0.04 per Common Share compared to a consolidated net loss of $1,880 or $0.05 per Common Share for the same period in 2009.  The decrease in the consolidated net loss of $181 from the respective prior period is primarily due to a decrease in the write-down of marketable securities of $112, an increase in the gain on disposal of marketable securities of $220 and an increase in the gain on currency translation of $71; which has been offset by an increase in the future income tax loss of $228.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $394 for the three-month period ended March 31, 2010, compared with $333 for the same period in 2009. There were no significant variances as we continue to move our projects towards development decisions.

Corporate administration and investor relations

Corporate administration and investor relations costs were $991 during the three-month period ended March 31, 2010, approximately level with $1,012 for the same period in 2009. The slight decrease of $21 was primarily due to a decrease in stock-based compensation expense of $50 compared to the prior period.  This decrease is primarily due to a decrease in the fair-value of the options granted and vesting over time as well as an increase in the stock-based compensation amount being capitalized as mineral properties.

Depreciation and amortization

Depreciation and amortization expense increased to $72 during the three-month period ended March 31, 2010, compared with $52 for the same period in 2009.  The increase of $20 from the respective prior period is mostly due to capital expenditures at both the Mt. Todd gold project and the Paredones Amarillos gold project during 2009 and the first quarter of 2010 that have begun to be depreciated.

Interest expense

Interest expense was $556 during the three-month period ended March 31, 2010, approximately level with $579 for the same period in 2009.  The small decrease is attributable to the repurchase of $1,333 of the Notes in July 2009.  Of the 2010 amount, $280 is attributable to the accretion of the debt discount and $276 is attributable to interest expense.  These amounts are approximately 39% of the full interest expense associated with the issuance of the Notes.  We capitalized the remaining 61% as additions to mineral properties in accordance with ASC 835-20 Capitalization of Interest and our accounting policy.

Other income and expense

Gain/(loss) on disposal of marketable securities

There was a gain of $213 on the disposal of marketable securities for the three-month period ended March 31, 2010, compared to a loss of $7 for the same period in 2009.  The gain for the 2010 period resulted from the sale of securities that had a book value of $15 and the loss from the 2009 period resulted from the sale of securities that had a book value of $24.

At March 31, 2010, we held marketable securities available for sale with a quoted market value of $974. We purchased the securities for investing purposes with the intent to hold the securities until such time as it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurances that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment.

Interest income

During the three months ended March 31, 2010 we realized $54 in interest income as compared to $28 for the same period in 2009.  The slight increase of $26 from the prior period is due to increased cash balances for the 2010 period as compared with the March 31, 2009 period.

Income tax (benefit)/expense

During the three-month period ended March 31, 2010, the future income tax loss was $20, compared to a future income tax benefit of $208 for the 2009 period.  The increase of $228 in loss is mostly the result of the sale by Vista of our 1,529,848 shares in Allied Nevada Gold Corp. on April 3, 2009.  In previous periods, a future income tax benefit was recorded in respect of previously unrecognized tax loss carry forwards as these losses were expected to cover any taxable gains that would arise as a result of the increase in value of the marketable securities. When these securities were disposed of, the unrealized gains were transferred from other comprehensive income/(loss) to net earnings. Since no taxable gain arose on this disposal, an income tax loss was recorded in the period in which these securities were sold to reverse the benefit recorded in prior periods. The net impact is such that no tax was payable on this disposal and accordingly the cumulative tax loss recorded in the Consolidated Statement of Loss reflects the tax loss associated with Vista’s remaining marketable securities.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $1,612 for the three-month period ended March 31, 2010, compared to $1,182 for the same period in 2009.  The increase of $430 is the result of an increase in cash used for accounts payable, accrued liabilities and other of $157 and an increase in cash used for other current assets of $297.

Investing activities

Net cash used in investing activities increased to $1,644 for the three-month period ended March 31, 2010, from $1,102 for the same period in 2009.  The increase of $542 is mostly due to an increase in the additions to mineral properties of $1,141, which is offset by an increase in proceeds from the sale of marketable securities of $210 and an increase in proceeds from short-term investments of $250.  The increase of $1,141 is mostly the result of an undertaking of a drilling program at the Mt. Todd gold mine during the period ended March 31, 2010.  There were no similar drilling programs during the 2009 period.

Financing activities

There was no cash provided by or used in financing activities for both the three-month periods ended March 31, 2010 and 2009.

Liquidity and Capital Resources

At March 31, 2010, our total assets were $92,087 compared to $92,573 at December 31, 2009, representing a decrease of $486.  At March 31, 2010, we had negative working capital of $233 as compared with positive working capital of $29,391 at December 31, 2009, representing a decrease of $29,624.  This decrease relates primarily to a reclassification of the Notes to a short-term debt obligation of $25,657 as of March 31, 2010 as compared to a long-term debt obligation as of December 31, 2009 of $24,939.  The Notes come due on March 4, 2011.  Also contributing to the decrease is a decrease in cash balances from December 31, 2009 as well as a decrease in our marketable securities from December 31, 2009.

The principal component of working capital at both March 31, 2010 and December 31, 2009, is cash and cash equivalents of $25,152 and $28,408, respectively.  Other components include marketable securities (March 31, 2010 - $974; December 31, 2009 - $1,150) and other liquid assets (March 31, 2010 - $764; December 31, 2009 - $759).

As a result of the delay in the issuance of the Change of Forest Land Use Permit (“CUSF”) at the Paredones Amarillos gold project and the current uncertainty in the resource and financial markets, management has adopted a revised plan and budget for the year 2010. The plan continues those programs necessary to expedite the development of the Paredones Amarillos gold project, while minimizing expenditures in other areas. The budget estimates that in the event that financing for the Paredones Amarillos gold project is not available on acceptable terms in 2010, we would have sufficient working capital to fund its planned operations at least through the end of 2010, without additional financing. We will continue to examine potential funding alternatives for the project, which may include project financing, debt financing or equity financing.

On March 4, 2011, the $28,667 principal balance of the Notes will come due.  Presently, we do not have sufficient capital to meet this obligation.  We are currently examining potential alternatives for raising the additional capital needed, which could include public offerings, other equity financings, or project financing if and when the CUSF is obtained for the Paredones Amarillos gold project.  We may also consider potential renegotiation of the terms of the original Notes.  While we have been successful in the past with raising funds through equity and debt financings, and although the current sustained high gold prices have increased investor interest in the gold market and, in addition, we have a shelf-registration effective in order to expedite the completion of a public equity offering, no assurances can be given that we will be successful in raising such funds in the future.

In the event that our efforts do not generate additional financing or we are unable to renegotiate the original terms of the Notes, we will not have sufficient cash to repay the Notes.  However, the Notes are secured only by the assets and mining concessions (collectively, the "Pledged Assets") of the Paredones Amarillos gold project.  If we cannot raise sufficient capital to repay our obligations under the Notes, the holders of the Notes are entitled to require possession of the Pledged Assets to be transferred to them (or a company appointed by them) and to seek court approval for the sale of the Pledged Assets.  Any proceeds received by the holders of the Notes from the sale of the Pledged Assets would be applied to any principal and interest owing by Vista under the Notes, with Vista continuing to be obligated to repay any remaining balance owing under the Notes on an unsecured basis.

There was a severe deterioration in the global credit and equity markets in 2007 through 2009.  This resulted in the need for government intervention in major banks, financial institutions and insurers and also resulted in greater volatility, increased credit losses and tighter credit conditions.  These disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While market conditions have generally improved in the first quarter of 2010, access to capital and credit remains limited compared to capital markets before the deterioration in 2007.  These continued disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital and financing may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Contractual Obligations

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$32,147	$32,147	$—	$—	$—
Purchase obligations(2)	$438	$100	$338	$—	$—
Operating lease obligations	$84	$84	$—	$—	$—
Total	$32,669	$32,331	$338	$—	$—

(1)	Long-term debt obligations including interest payments related to the Corporation’s issuance of the Notes, are discussed in the Consolidated Financial Statements — Note 7.

(2)
Purchase obligations include option payments totaling $200 for the Long Valley project.  We still have outstanding $200, of which $100 is to be paid in less than a year and $100 is to be paid in 1 to 3 years.  Also included in purchase obligations is $228 to be paid in connection with the land purchase at the Paredones Amarillos gold project.

Transactions with Related Parties

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  The founder and partner of Sierra is also a director of the Corporation. Under the terms of the agreement, Sierra will provide consulting services to the Corporation commencing April 1, 2009 and ending on March 31, 2010 and continuing thereafter on a month-to-month basis beginning April 1, 2010.  Sierra will assist with our efforts to maintain an investor relations program and provide support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10,000 during the term of the agreement and issue to Sierra 60,000 of our stock options.  As of March 31, 2010, we had made payments to Sierra under the agreement totaling $120,000 and had issued the 60,000 stock options to Sierra with a recorded expense of $41,438.

Property Updates

Dismissal of Change of Forest Land Use Permit for the Paredones Amarillos Gold Project

On February 19, 2010, we announced that we received notice from the Mexican Secretariat of Environment of Natural Resources (“SEMARNAT”) that SEMARNAT had dismissed, on administrative grounds, the application by Minera Paredones Amarillos, S.A. de C.V. (“MPA”) for the CUSF for the Paredones Amarillos gold project.  Specifically, SEMARNAT dismissed the CUSF application, without a review of its substantive merit, for MPA’s alleged failure to satisfy certain procedural and informational requirements.  We are currently amending our CUSF application to address SEMARNAT’s specific procedural and informational requirements and intend to re-file the application shortly.

In addition, while not formally the basis for SEMARNAT’s dismissal, SEMARNAT communicated what it believes are additional issues with our CUSF application, which SEMARNAT stated it was not able to resolve due to a lack of information, including:

•
SEMARNAT’s refusal to recognize the validity of the Temporary Occupation Permits granted to MPA by the Mexican General Direction of Mines, which are a pre-requisite to filing for a CUSF, on the basis that the project is located in an environmentally protected area over which the Mexican General Direction of Mines does not have jurisdiction;

•	The National Commission for Biodiversity’s objection to the project on environmental grounds; and

•	MPA’s failure to obtain an official communication from the Mexican Natural Protected Areas Commission (“CONANP”) acknowledging CONANP’s conformity with MPA’s application for the CUSF.

While we believe these comments are without legal merit and that several of the comments are beyond the scope of SEMARNAT’s legal authority in connection with a review of a CUSF application, we expect the dismissal of the CUSF application will delay the commencement of construction, development and production of the project.  In addition to re-filing our CUSF application, we are working with our legal counsel and political experts in Mexico on a broader strategy for the advancement of the permitting process for the project. This includes a court challenge to SEMARNAT’s dismissal of the CUSF application as our advisors believe the legal basis for the dismissal was incorrect.

Subsequent events

Amendments to Stock Option Plan

On May 3, 2010, we received shareholder approval in respect of the amendments to the Stock Option Plan that were approved by the Board of Directors on March 8, 2010.  The amendments are as follows:

(a)	the insider participation limits in the Plan have been aligned with those set out in the Toronto Stock Exchange Company Manual;

(b)
the provisions in the Plan concerning the maximum number of Common Shares that may be reserved for issuance under the Plan have been amended to clarify that, together with any other Security Based Compensation Arrangements (as defined by the Toronto Stock Exchange Company Manual), the maximum number of Common Shares issuable under the Plan is equal to or less than 10% of the issued and outstanding Common Shares on a non-diluted basis; and

(c)
the amending provisions of the Plan have been amended to provide greater certainty with respect to amendments to the Plan that may be made by the Board of Directors, without shareholder approval; amendments that require shareholder approval; and amendments that require the approval of disinterested shareholders.

Approval of Long Term Equity Incentive Plan

On May 3, 2010, we received shareholder approval for the adoption of the LTIP, effective as of March 8, 2010, being the date the Board approved the LTIP.  The purpose of the LTIP is to assist us in attracting, retaining and motivating key employees, directors, officers and consultants of Vista and its subsidiaries, and to more closely align the personal interests of such persons with shareholders, thereby advancing our interests and those of our shareholders and increasing our long-term value.  We view equity compensation as a key component of a competitive compensation package of our industry, and we believe the LTIP will effectively reward employees for our success over time.

In addition to stock options granted under the Stock Option Plan, the LTIP enables us to grant other forms of long-term incentives, such as restricted stock units and restricted stock awards.  We believe this will allow us the flexibility in the future to tailor long-term incentives to fit business conditions as they evolve.  All grants of restricted stock units and restricted stock awards under the LTIP will be subject to a minimum vesting period of one year, and the LTIP contains limitations on insider and non-management director participation.

Recent Accounting Pronouncements

In January 2009, the CICA issued Handbook Section 1582, “Business Combinations” (“Section 1582”). Section 1582 requires that all assets and liabilities of an acquired business will be recorded at fair value at acquisition. Obligations for contingent considerations and contingencies will also be recorded at fair value at the acquisition date. The standard also states that acquisition–related costs will be expensed as incurred and that restructuring charges will be expensed in the periods after the acquisition date. Section 1582 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after January 1, 2011.

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

United States Generally Accepted Accounting Principals (“U.S. GAAP”)

We have, since inception, reported to security regulators in both Canada and the United States, financial statements prepared in accordance with Canadian GAAP with reconciliation to U.S. GAAP.  In 2006, the Canadian Accounting Standards Boards (“AcSB”) published a new strategic plan that outlines the convergence of Canadian GAAP with International Financial Reporting Standards (“IFRS”) over an expected five year transitional period. In February 2008, the AcSB announced that 2011 is the changeover date for publicly-listed companies to use IFRS, replacing Canadian GAAP.  However, due to a change in the SEC’s position in late 2009 and because we are considered to be a domestic filer under SEC rules for reporting purposes, we will be unable to adopt IFRS and instead will be required to report under U.S. GAAP beginning with fiscal year 2011 with our financial statements and selected financial data recast into U.S. GAAP for all periods presented in the financial statements.  Canada has announced that it will continue to accept U.S. GAAP financial statements for regulatory filings.

Certain U.S. Federal Income Tax Considerations

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future.  Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs.  Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2009, under “Part II.  Item 4.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — U.S. Federal Income Tax Consequences”.

Note Regarding Forward-Looking Statements

This document, and certain documents (or portions thereof) incorporated by reference into this document, contain “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.   All statements, other than statements of historical facts, included in this document, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	estimates of future operating and financial performance;

•	potential funding requirements and sources of capital;

•	the timing, performance and results of feasibility studies;

•
timing and receipt of required land use, environmental and other permits for the Paredones Amarillos gold project and timing for completion of drilling and testing programs at the Paredones Amarillos gold project;

•	results of the drilling program and other test results at the Paredones Amarillos gold project;

•	timing and outcome for the amendment to our CUSF application for the Paredones Amarillos gold project and the anticipated re-filing of the application with SEMARNAT;

•	our belief that SEMARNAT’s comments on our CUSF application are without legal merit or beyond the scope of SEMARNAT’s legal authority;

•	our strategy for advancement of the permitting process for the Paredones Amarillos gold project including a court challenge to SEMARNAT’s notice;

•	plans to purchase remaining surface land or obtain rights-of-way required by the Paredones Amarillos gold project;

•	capital and operating cost estimates for the Paredones Amarillos gold project, and anticipated timing of commencement of construction at the Paredones Amarillos gold project;

•	plans for evaluation of the Mt. Todd gold project;

•	preliminary assessment results and plans for a preliminary feasibility study at the Mt. Todd gold project;

•	production estimates and timing for gold production at the Paredones Amarillos gold project and the Mt. Todd gold project;

•
potential for gold production at the Amayapampa gold project, timing and receipt of future payments in connection with the disposal of the Amayapampa gold project and status of legal proceedings in Bolivia;

•	ongoing debt service requirements for our outstanding Notes and potential redemption or conversion of the Notes;

•	future gold prices;

•	future business strategy, competitive strengths, goals and expansion and growth of our business;

•	our potential status as a producer;

•	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;

•	plans and proposed timetables for exploration programs and estimates of exploration expenditures;

•	estimates of mineral reserves and mineral resources;

•	potential joint venture and partnership strategies in relation to our properties; and

•	future share price and valuation for the Corporation and for marketable securities held by us.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and information. These factors include risks such as:

•	our likely status as a PFIC for U.S. federal tax purposes;

•	feasibility study results and preliminary assessment results and the estimates on which they are based;

•	economic viability of a deposit;

•	delays in commencement of construction on the Paredones Amarillos gold project;

•	status of our required governmental permits for the Paredones Amarillos gold project;

•	the amendment and re-filing of our CUSF application and the uncertainty regarding SEMARNAT’s review of our amended CUSF application;

•
uncertainty regarding the potential outcome of a court action against SEMARNAT in relation to the dismissal of our CUSF application and risks related to the outcome of such court action, including failure to receive approval of the CUSF application, uncertainty regarding our legal challenges to SEMARNAT’s issues with our CUSF application and SEMARNAT’s authority in reviewing our CUSF application;

•	political factors influencing the approval of our CUSF application;

•	possible impairment or write-down of the carrying value of the Paredones Amarillos gold project if the CUSF is not granted;

•	increased costs that affect our financial condition;

•	a shortage of equipment and supplies;

•	whether our acquisition, exploration and development activities will be commercially successful;

•	fluctuations in the price of gold;

•	inherent hazards of mining exploration, development and operating activities;

•
calculation of mineral reserves, mineral resources and mineralized material and the fluctuations thereto based on metal prices, inherent vulnerability of the ore and recoverability of metal in the mining process;

•	environmental regulations to which our exploration and development operations are subject;

•	our receipt of future payments in connection with our disposal of the Amayapampa gold project;

•	leverage as a result of our outstanding Notes;

•	intense competition in the mining industry;

•	our potential inability to raise additional capital on favorable terms, if at all;

•	conflicts of interest of some of our directors as a result of their involvement with other natural resource companies;

•	potential challenges to our title to our mineral properties;

•	political and economic instability in Mexico, Bolivia and Indonesia;

•	fluctuation in foreign currency values;

•	trading price of our Common Shares and our ability to raise funds in new share offerings due to future sales of our Common Shares in the public or private market;

•	difficulty in bringing actions or enforcing judgments against us and certain of our directors or officers outside of the United States;

•	acquisitions and integration issues;

•	potential negative impact of the issuance of additional Common Shares on the trading price of our Common Shares;

•	fluctuation in the price of our Common Shares;

•	the lack of dividend payments by us;

•	future joint ventures and partnerships relating to our properties;

•	our lack of recent production and limited experience in producing;

•	reclamation liabilities, including reclamation requirements at the Mt. Todd gold project;

•	our historical losses from operations;

•	historical production not being indicative of potential future production;

•	water supply issues;

•	governmental authorizations and permits;

•	environmental lawsuits;

•	lack of adequate insurance to cover potential liabilities;

•	our ability to retain and hire key personnel;

•	recent market events and conditions; and

•	general economic conditions.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009, under “Part I—Item 1A. Risk Factors”. The foregoing section of our 2009 Form 10-K is incorporated in this filing and investors should refer to it.  Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurances that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The price of gold fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $1,104 by December 31, 2009 and was $1,115 at March 31, 2010 and $1,185 at May 5, 2010.  The demand for, and supply of, gold affects gold prices, but not necessarily in the same manner in which demand and supply affects the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

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

ITEM 4.                     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

At the end of the period covered by this quarterly report on Form 10-Q for the period ended March 31, 2010, an evaluation was carried out under the supervision of and with the participation of the Corporation’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Corporation in reports that the Corporation is required to file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.                      RISK FACTORS

Except as provided below, there have been no material changes from the risk factors set forth in our 2009 Form 10-K as filed with the SEC on March 16, 2010.

The principal balance on our senior secured convertible notes is due on March 4, 2011, and if we are unable to meet our obligations under the notes on or before that date we may lose the assets and mining concessions of the Paredones Amarillos gold project.

As of March 31, 2010, the Corporation had cash and cash equivalents of $25,152.  The principal balance owing on the Corporation’s senior secured convertible notes (the “Notes”) is $28,667, which is due on March 4, 2011.  At present, we do not have sufficient cash and cash equivalents to meet this obligation.  The Notes are pledged over the assets and mining concessions of the Paredones Amarillos gold project.  We are currently examining potential alternatives for raising the additional capital needed, which could include public offerings, other equity financings, or project financing, if and when  the CUSF permit is obtained for the Paredones Amarillos gold project.  Such financing may not be available to us on favorable terms, if at all.  We may also consider potential renegotiation of the terms of the original Notes.  If we are unable to raise additional capital or renegotiate the terms of the Notes, we will not have sufficient cash to repay the Notes and may lose the assets and mining concessions of the Paredones Amarillos gold project.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                     [RESERVED]

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

VISTA GOLD CORP.
(Registrant)

Date: May 10, 2010	By:	/s/ Michael B. Richings
Michael B. Richings
Executive Chairman and Chief Executive Officer

Date: May 10, 2010	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer