Form 10-Q
period 2010-06-30
VISTA GOLD CORP
filed 2010-08-06
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  46,581,708 common shares, without par value, outstanding at August 4, 2010.

VISTA GOLD CORP.
(An Exploration Stage Enterprise)
FORM 10-Q
For the Quarter Ended June 30, 2010

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
(U.S. dollars in thousands)	2010	2009

Assets:
Cash and cash equivalents	$16,726	$28,408
Marketable securities - Note 4	925	1,150
Short-term investments	-	250
Other current assets	943	509
Current assets	18,594	30,317

Mineral properties - Note 5	46,522	38,696
Plant and equipment - Note 6	18,796	18,747
Amayapampa disposal consideration - Note 3	4,813	4,813
	70,131	62,256

Total assets	$88,725	$92,573

Liabilities and Shareholders' Equity:
Convertible notes - Note 7	$21,176	$-
Accounts payable	341	63
Accrued liabilities and other	729	863
Current liabilities	22,246	926

Convertible notes - Note 7	-	24,939
Other long-term liabilities	228	228
Total liabilities	22,474	26,093

Capital stock, no par value:
Common - unlimited shares authorized; shares outstanding:
2010 - 46,581,708 and 2009 - 44,679,024 - Note 8	252,059	245,964
Warrants	336	336
Options - Note 9	5,027	4,818
Contributed surplus - Note 10	2,634	1,848
Equity component of convertible notes - Note 7	4,721	5,998
Accumulated other comprehensive income - Note 11	384	575
Deficit	(198,910)	(193,059)
Total shareholders' equity	66,251	66,480

Total liabilities and shareholders' equity	$88,725	$92,573

Nature of operations, Liquidity risk and Recent accounting pronouncements – Note 2

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF EARNINGS AND (LOSS) AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2010	2009	2010	2009	Stage

Income:
Interest income	$35	$21	$89	$49	$2,721
Other income	77	(2)	96	-	(2,332)
Total other income	$112	$19	$185	$49	$389

Costs and expenses:
Exploration, property evaluation and holding costs	$(475)	$(268)	$(869)	$(601)	$(5,194)
Corporate administration and investor relations	(1,076)	(974)	(2,067)	(1,986)	(26,607)
Depreciation and amortization	(60)	(62)	(132)	(114)	(764)
Interest expense	(535)	(584)	(1,091)	(1,163)	(5,415)
Gain/(loss) on currency translation	(130)	68	(82)	45	(357)
Write-down of marketable securities	-	(11)	-	(123)	(849)
Loss on early extinguishment of convertible notes - Note 7	(1,981)	-	(1,981)	-	(1,444)
Gain/(loss) on disposal of marketable securities	-	6,822	213	6,815	7,275
Loss on sale of mineral property	-	(131)	-	(131)	(263)
Total costs and expenses	(4,257)	4,860	(6,009)	2,742	(33,618)
Earnings/(loss) from continuing operations before income taxes	$(4,145)	$4,879	$(5,824)	$2,791	$(33,229)
Future income tax benefit/(expense)	(7)	(989)	(27)	(781)	74
Loss from continuing operations after income taxes	$(4,152)	$3,890	$(5,851)	$2,010	$(33,155)
Loss from discontinued operations	$-	$-	$-	$-	$(16,879)

Net loss	$(4,152)	$3,890	$(5,851)	$2,010	$(50,034)

Other comprehensive income:
Unrealized gain/(loss) on available-for-sale securities	(49)	198	(4)	1,373
Realized (gain)/loss on available-for-sale securities	-	(5,798)	(187)	(5,793)
	(49)	(5,600)	(191)	(4,420)
Comprehensive loss	$(4,201)	$(1,710)	$(6,042)	$(2,410)

Weighted average number of shares outstanding	46,405,227	34,475,829	45,546,894	34,475,829

Basic and diluted earnings/(loss) per share from continuing operations	$(0.09)	$0.11	$(0.13)	$0.06
Basic and diluted earnings/(loss) per share	$(0.09)	$0.11	$(0.13)	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF DEFICIT — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2010	2009	2010	2009
Deficit, beginning of period	$(194,758)	$(192,997)	$(193,059)	$(191,117)
Net loss	(4,152)	3,890	(5,851)	2,010
Deficit, end of period	$(198,910)	$(189,107)	$(198,910)	$(189,107)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative during Exploration
(U.S. dollars in thousands)	2010	2009	2010	2009	Stage

Cash flows from operating activities:
Earnings/(Loss) for the period - continuing operations	$(4,152)	$3,890	$(5,851)	$2,010	$(33,155)

Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	60	62	132	114	787
Stock-based compensation	69	115	144	240	6,702
(Gain)/loss on disposal of marketable securities - Note 7	-	(6,822)	(213)	(6,815)	(7,537)
Loss on early extinguishment of convertible notes	1,981	-	1,981	-	1,444
Future income tax (benefit)/expense	7	989	27	781	(74)
Accretion of convertible notes	212	265	492	525	2,399
Accrued interest	323	322	599	641	3,018
Write-down of marketable securities	-	11	-	123	849
Loss on sale of mineral property		131		131	263
Other non-cash items	-	-	-	-	1,528

Change in operating assets and liabilities:
Interest paid	(1,150)	(1,500)	(1,150)	(1,500)	(6,436)
Other current assets	(179)	(188)	(434)	(146)	(1,205)
Accounts payable, accrued liabilities and other	168	(318)	-	(329)	(838)
Net cash used in operating activities	(2,661)	(3,043)	(4,273)	(4,225)	(32,255)

Cash flows from investing activities:
Acquisition of marketable securities	(7)	-	(7)	-	(1,072)
Proceeds from sale of marketable securities	-	9,016	228	9,034	10,372
Short-term investments	-	-	250	-	-
Additions to mineral properties, net of cost recoveries - Note 6	(3,415)	(728)	(5,467)	(1,639)	(34,399)
Additions to plant and equipment - Note 5	(110)	(115)	(180)	(324)	(19,298)
Proceeds on disposal of mineral properties	-	188	-	188	188
Proceeds on disposal of plant and equipment	-	-	-	-	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	-	-	-	-	(24,517)
Net cash used in investing activities	(3,532)	8,361	(5,176)	7,259	(68,674)

Cash flows from financing activities:
Net proceeds from equity financings	-	-	-	-	74,787
Early extinguishment of convertible notes - Note 7	(2,233)	-	(2,233)	-	(3,099)
Proceeds from exercise of warrants	-	-	-	-	39,020
Proceeds from exercise of stock options	-	-	-	-	3,039
Issuance of convertible notes, net of issuance costs	-	-	-	-	28,345
Prepaid transaction costs	-	-	-	-	(1,841)
Net cash provided by financing activities	(2,233)	-	(2,233)	-	140,251

Increase/(decrease) in cash and cash equivalents - continuing operations	(8,426)	5,318	(11,682)	3,034	39,322
Increase/(decrease) in cash and cash equivalents - discontinued operations	-	-	-	-	(23,270)
Net increase/(decrease) in cash and cash equivalents	(8,426)	5,318	(11,682)	3,034	16,052

Cash and cash equivalents, beginning of period - continuing operations	25,152	10,982	28,408	13,266	674

Cash and cash equivalents, end of period	$16,726	$16,300	$16,726	$16,300	$16,726

Supplemental cash flow information - Note 14

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

1.           General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (collectively, “Vista”, the “Corporation”, “we”, “our” or “us”), as of June 30, 2010 have been prepared by us without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 16, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

2.           Nature of operations, liquidity risk and recent accounting pronouncements

Nature of operations

We evaluate, acquire and explore gold exploration and potential development projects. As such, we are considered an Exploration Stage Enterprise. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling, and/or reengineering the operating assumptions underlying previous engineering work.

We are continuing to move our more advanced projects through advanced and pre-feasibility studies in preparation for mine development so that production decisions can be made on those projects.

Although we have reviewed and are satisfied with the title for all mineral properties in which we have a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

Liquidity risk

Our consolidated interim financial statements have been prepared on a going concern basis and contemplate the realization of assets and the settlement of liabilities in the normal course of operations.  Liquidity risk is the risk that we will be unable to meet our financial obligations as and when they fall due.

As of June 30, 2010, we had cash and cash equivalents of $16.726 million.  The principal balance owing on our senior secured convertible notes (the “Notes”) is $23.0 million ($30.0 million prior to the repurchase of $1.333 million with cash in July 2009 and $5.667 million with a combination of cash and Common Shares in May 2010) (see Note 7, below), which is due on March 4, 2011. At present, we do not have sufficient cash and cash equivalents to meet this obligation.  In connection with the issuance of the Notes (as defined in Note 7 to these consolidated interim financial statements), we granted a pledge over the assets and mining concessions related to the Paredones Amarillos gold project (collectively, the “Pledged Assets”).  We are currently examining potential alternatives for raising the additional capital needed to meet our repayment obligations under the Notes, which could include public or private debt or equity financings, or project financing if and when the Change of Forest Land Use Permit (“CUSF”) is obtained for the Paredones Amarillos gold project.  We may also consider potential renegotiation of the terms of the original Notes.  While we have been successful in the past with raising funds through equity and debt financings, and even though the current sustained high gold prices have increased investor interest in the gold market, and we currently have a shelf-registration effective in order to expedite the completion of any public equity offering, no assurances can be given that we will be successful in raising sufficient funds in the future to repay our obligations under the Notes.

In the event that our efforts do not generate adequate additional financing, or the renegotiation of the terms of the Notes does not prove successful, we will not have sufficient cash or cash equivalents to repay the Notes.  However, the Notes are secured only by the Pledged Assets.  In the event that we cannot raise sufficient capital to repay our obligations under the Notes, the holders of the Notes are entitled to require that possession of the Pledged Assets be transferred to them (or a company appointed by them) and to seek court approval for the sale of the Pledged Assets.  Any proceeds received by the holders of the Notes from the sale of the Pledged Assets would be applied to any principal and interest owing by the Corporation under the Notes, with the Corporation continuing to be obligated to repay any remaining balance owing under the Notes on an unsecured basis.  The assets of the Paredones Amarillos gold project have a total carrying value of $36.755 million as at June 30, 2010 (see Notes 5 and 6), of which $17.187 million relates to plant and equipment stored in Canada to be used at the Paredones Amarillos gold project.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

Recent accounting pronouncements

In January 2009, the CICA issued Handbook Section 1582, “Business Combinations” (“Section 1582”).  Section 1582 requires all assets and liabilities of an acquired business to be recorded at fair value at acquisition.  Obligations for contingent considerations and contingencies are also to be recorded at fair value at the acquisition date. The standard also states that acquisition–related costs will be expensed as incurred and that restructuring charges will be expensed in the periods after the acquisition date. Section 1582 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after January 1, 2011.  The adoption of Section 1582 is not expected to impact our financial position or results of operations.

In January 2009, the CICA issued Handbook Section 1601, “Consolidations” (“Section 1601”), and Section 1602, “Non-controlling Interests” (“Section 1602”). Section 1601 establishes standards for the preparation of consolidated financial statements. Section 1602 establishes standards for accounting for a non-controlling interest in a subsidiary in consolidated financial statements subsequent to a business combination. These standards apply to interim and annual consolidated financial statements relating to fiscal years beginning on or after January 1, 2011.  The adoption of Section 1601 is not expected to impact our financial position or results of operations.

3.           Amayapampa disposal consideration

On April 7, 2008, we entered into an agreement to dispose of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay to us, $3.0 million in three payments of $1.0 million. The first of these payments will be due and payable upon the start of Commercial Production (as defined in the purchase and sale agreement) at the Amayapampa gold project followed by $1.0 million payments on each of the first and second anniversaries of the start of Commercial Production.  In addition, Republic agreed to pay to us a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable; when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable; and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces and no NSR payments are due to us if the gold price is below $500 per ounce. The fair value of the consideration received on the disposal of the Amayapampa gold project has been estimated at $4.813 million using probability weighted cash flow scenarios and assumptions including future gold prices, estimated gold production and the timing of commencement of Commercial Production. These inputs in the “income approach” valuation model used by us are considered to be level three unobservable inputs as defined by CICA 3862 “Financial Instruments – Disclosures”. These are our own assumptions based on management’s best estimates and the best information available at the time.

4.           Marketable securities

	At June 30, 2010			At December 31, 2009
	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value

Esperanza Silver Corp.	10	101	111	10	101	111
Black Isle Resources	12	(1)	11	12	16	28
Nevgold Resources Corp.	87	154	241	87	69	156
Other	358	204	562	365	490	855
	$467	$458	$925	$474	$676	$1,150

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

5.           Mineral properties

	2009	2010
	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Capitalized interest	Capitalized stock based compensation	Year to date activity	June 30, ending balance

Long Valley, United States	978	-	-	1	-	-	1	979
Yellow Pine, United States	984	-	-	125	-	-	125	1,109
Paredones Amarillos, Mexico	14,650	-	-	1,805	2,109	61	3,975	18,625
Guadalupe de los Reyes, Mexico	3,275	-	-	-	-	-	-	3,275
Awak Mas, Indonesia	3,975	-	-	2	-	-	2	3,977
Mt. Todd, Australia	14,616	-	-	3,649	-	24	3,673	18,289
Other	218	-	50	-	-	-	50	268
	$38,696	$-	$50	$5,582	$2,109	$85	$7,826	$46,522

The recoverability of the carrying values our mineral properties is dependent upon the successful start-up and commercial production from, or the sale or lease of, these properties, and upon economic reserves being discovered or developed on the properties.  Development and/or start-up of any of these projects will depend, among other things, on management’s ability to raise additional capital for these purposes.  Although we have been successful in raising such capital in the past, there can be no assurance that we will be able to do so in the future.

We have determined that no impairment provision is required.  A write-down in the carrying values of one or more of our mineral properties may be required in the future as a result of events and circumstances, such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of technical evaluation and changes in economic conditions including the price of gold and other commodities or input prices.  We regularly evaluate the carrying value of our mineral properties to determine if impairment is required in view of such factors.

6.           Property, plant and equipment

	June 30, 2010			December 31, 2009
	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net

Paredones Amarillos, Mexico	18,178	48	18,130	18,173	35	18,138
Awak Mas, Indonesia	118	91	27	118	89	29
Mt. Todd, Australia	1,005	401	604	833	321	512
Corporate, United States	311	276	35	311	243	68
	$19,612	$816	$18,796	$19,435	$688	$18,747

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

Pursuant to the terms of the Notes, on March 4, 2009, the conversion price of the Notes was automatically adjusted from $6.00 per Common Share to $4.80 per Common Share.  As of June 30, 2010, our Common Share price was below the $4.80 conversion price.

Simultaneously with the issuance of the Notes, we issued to Casimir Capital LP 200,000 Common Share purchase warrants with an exercise price of $6.00 per warrant and an expiration date of March 4, 2011, as partial consideration for acting as agent for the transaction. We also paid to Casimir Capital a cash fee of $1.2 million, being 4% of the gross proceeds of the offering of the Notes. The warrants provide for cashless exercise if the market price of our Common Shares is above the exercise price of the warrants. In addition, the exercise price is subject to standard anti-dilution adjustment provisions.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The Notes have been accounted for in accordance with Emerging Issues Committee Abstract No. (“EIC”) 164, “Convertible and other Debt Instruments with Embedded Derivatives”. Under EIC 164, the fair value of the conversion feature is recorded as equity. The issuance date fair value of the conversion feature was estimated to be $6.8 million and was classified as the equity component of convertible notes with the residual balance of $23.2 million being recorded as the fair value of our obligation to make principal and interest payments and has been classified as long-term debt.  The total fees of $1,988,000 related to the issuance of the Notes have been allocated pro-rata between debt issuance costs of $1,531,000 and equity issuance costs of $457,000.

On May 20, 2010, we entered into a Notes Repurchase Agreement (the “Agreement”) with Whitebox Advisors LLC (“Whitebox”) whereby we agreed to repurchase Whitebox’s remaining Notes.

Pursuant to the Agreement, we agreed to repurchase Notes in the principal amount of $5,667,000 (carrying value of $5,155,989) and to settle interest payable through maturity on the Notes of $690,572.  We agreed to pay Whitebox $2,232,798 in cash and 1,902,684 in Common Shares in the capital of the Corporation as consideration for the Notes and interest payable of $6,357,572, in aggregate.  The Common Shares issued were based on a share price of $2.15.  We allocated the consideration paid on the repurchase of the Notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction as is required under EIC 96, “Accounting for the Early Extinguishment of Convertible Securities Through (1) Early Redemption or Repurchase and (2) Induced Early Conversion,” ("EIC 96").  A loss of $1,981,000 was recorded in our Consolidated Statement of Earnings and (Loss) as a result of the Notes repurchase.  As a result of the completion of the Agreement, 4.792 million Common Shares are issuable upon conversion of the remaining Notes.

On July 14, 2009, we entered into Note Repurchase Agreements (the “Whitebox Repurchase Agreements”) with each of  Whitebox Combined Partners, LP (“Whitebox Combined Partners”), Whitebox Convertible Arbitrage Partners, LP (“Whitebox Convertible Arbitrage”) and Whitebox Special Opportunities Fund Series B Partners, LP (“Whitebox Special Opportunities”) whereby we agreed to repurchase their respective Notes.

Pursuant to the Whitebox Repurchase Agreements, we agreed to repurchase $1,333,000 (carrying value of $1,102,932) Notes (i) in the principal amount of $504,000 from Whitebox Combined Partners for an aggregate purchase price, including interest, of $331,800; (ii) in the principal amount of $510,000 from Whitebox Convertible Arbitrage for an aggregate purchase price, including interest, of $335,750; and (iii) in the principal amount of $319,000 from Whitebox Special Opportunities for an aggregate purchase price, including interest, of $210,008, based on a settlement date of July 14, 2009.  We allocated the consideration paid on the repurchase of the Notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction as is required under EIC 96.  A gain of $537,000 was recorded in our Consolidated Statement of Earnings and (Loss) as a result of the Notes repurchase.

We capitalize interest and accretion based on expenditures on qualifying assets.  As of June 30, 2010, we had qualifying expenditures of approximately $17.5 million related to the equipment purchase and drilling expenditures for the Paredones Amarillos gold project.  As of December 31, 2009, we had utilized all the cash received for the Paredones Amarillos gold project.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

A reconciliation of the carrying value of the long-term liability portion of the Notes is as follows:

Principal amount of the Notes	$30,000
Issuance costs allocated to long-term liabilities	(1,531)
Conversion feature allocated to equity before issuance costs	(6,755)
Carrying value of the Notes upon issuance	21,714
Repurchase of $1.3 million of convertible notes	(1,103)
Repurchase of $5.7 million of convertible notes	(5,156)
Accretion expense	5,721
Carrying value of the Notes at June 30, 2010	$21,176

8.           Capital stock

	Number of shares issued	Capital stock
As of December 31, 2009	44,679,024	$245,964

Early extinguishment of convertible notes	1,581,488	5,491
Interest payment on extinguished convertible notes	321,196	604

Issued during the six months ended June 30, 2010	1,902,684	6,095

As of June 30, 2010	46,581,708	$252,059

On May 20, 2010, we issued an aggregate of 1,902,684 Common Shares as partial consideration for the repurchase of Notes, including interest payable through to the Maturity Date (see Note 7).

9.           Options to purchase Common Shares

Under our Stock Option Plan (the “Plan”), we may grant options to our directors, officers, employees and consultants or our subsidiaries.  The maximum number of our Common Shares that may be reserved for issuance under the Plan is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.  Under the Plan, the exercise price of each option shall not be less than the market price of our Common Shares on the date preceding the date of grant, and an option’s maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between us and the optionee.  Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board.

The fair value of stock options granted to employees and directors was estimated at the grant date using the Hull-White trinomial lattice option pricing model, using the following weighted average assumptions:

	June 2010	June 2009

Expected volatility	81.86%	N/A
Risk-free interest rate	2.16%	N/A
Expected lives (years)	5	N/A
Dividend yield	N/A	N/A

Option pricing models require the input of highly subjective assumptions including the expected price volatility.  Expected price volatility is based on the historical volatility of our Common Shares.  Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable measure of the fair value of our stock options.  The expected term of the options granted is derived from the output of the option pricing model and represents the period of time that the options granted are expected to be outstanding.  The risk-free rate for the periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

A summary of option activity under the Plan as of June 30, 2010, and changes during the six-month period then ended is set forth in the following table:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2009	2,788,145	$3.75	3.43	$534

Outstanding - March 31, 2010	2,788,145	$3.75	3.19	$170

Granted	60,000	$2.24
Expired	(9,484)	2.15

Outstanding - June 30, 2010	2,838,661	$3.73	2.99	$-

Exercisable - June 30, 2010	2,403,661	$4.07	2.77	$-

A summary of the fair-value changes included in stock options within Shareholders’ Equity as of June 30, 2010 is set forth in the following table:

Fair Value
As of December 31, 2009	$4,818

Expensed	75
Capitalized as mineral properties	22

As of March 31, 2010	$4,915

Expensed	69
Capitalized as mineral properties	63
Expired	(20)

As of June 30, 2010	$5,027

The total number of stock options outstanding at the end of the quarter is 2,838,661 with exercise prices ranging from approximately $1.77 to $7.45 and remaining lives ranging from 0.35 to 4.87 years.  The total number of options outstanding represents 6.1% of our issued and outstanding capital.

A summary of the status of our unvested stock options as of June 30, 2010, is set forth below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2009	430,000	$0.92

Vested	(25,000)	1.06

Unvested - March 31, 2010	405,000	$0.91

Granted	30,000	1.17

Unvested - June 30, 2010	435,000	$0.93

As of June 30, 2010, there was $80,065 of unrecognized compensation expense related to the unvested portion of options outstanding.  This expense is expected to be recognized over a weighted-average period of 0.42 years.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

10.           Contributed surplus

	June 30,	December 31,
	2010	2009
Balance, beginning of year	$1,848	$1,387

Early extinguishment of convertible notes—Note 7	$766	$-
Cancelled options	-	14
Expired options—Note 9	20	447

Balance, end of period	$2,634	$1,848

On May 20, 2010, we completed the Agreement to repurchase Notes in the principal amount of $5,667,000 and interest payable through maturity of $690,572 (see Note 7).  Upon completion of the Agreement, the carrying value of the equity portion of the extinguished Notes exceeded the fair value of the equity portion by $766,000 resulting in an increase to our contributed surplus account.

11.           Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

	Accumulated other comprehensive income, before tax	Accumulated other comprehensive income, net of tax
As of December 31, 2009	$676	$575

Increases to fair market value during period	51	45
Decreases due to realization of gain	(213)	(187)

As of March 31, 2010	$514	$433

Decreases to fair market value during period	(56)	(49)

As of June 30, 2010	$458	$384

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

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

Financial Assets

The carrying amounts and fair values of financial assets are as follows:

		June 30, 2010		December 31, 2009
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents	Loans and receivables	$16,726	$16,726	$28,408	$28,408
Accounts receivable (1)	Loans and receivables	562	562	24	24
Amayapampa disposal consideration	Held-for-trading	4,813	4,813	4,813	4,813
Marketable securities (2)	Available-for-sale	925	925	1,150	1,150
Total financial assets		$23,026	$23,026	$34,395	$34,395

(1)	Carrying amount is a reasonable approximation of fair value.

(2)	The fair value represents quoted market prices in an active market.

Financial liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		June 30, 2010		December 31, 2009
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities (1)	Other financial liabilities	$1,070	$1,070	$926	$926
Other long-term liabilities	Other financial liabilities	228	228	228	228
Convertible notes (2)	Other financial liabilities	21,484	21,176	26,678	24,939
Total financial liabilities		$22,782	$22,474	$27,832	$26,093

(1)	Carrying amount is a reasonable approximation of fair value.

(2)	The carrying value of the convertible notes is being accreted to their maturity value over their expected life using the effective interest rate method.

Financial instrument risk exposure and risk management

We are exposed in varying degrees to a variety of financial instrument related risks.  Management approves and monitors the risk management processes.  The types of risk exposure and the way in which such exposures are managed are as follows:

Credit risk

Our credit risk is primarily attributable to our cash and cash equivalents.  We monitor our cash and cash equivalents in order to limit our exposure to credit risk.

Liquidity risk

Our objective is that there is sufficient capital in order to meet short term business requirements, after taking into account our holdings of cash and cash equivalents and cash flows from financing activities.  Our cash and cash equivalents are held in interest-bearing liquid savings accounts.  Please see Note 2 for further discussion regarding our liquidity risk.

Market risk

The significant market risk exposure to which we are exposed is interest rate risk.  Our policy is to invest cash at floating rates of interest in short-term, highly liquid cash savings accounts in order to maintain liquidity.  Fluctuations in interest therefore have little impact on the value of cash equivalents and short term investments.  With respect to financial liabilities, the Notes are not subject to interest rate risk because they bear interest at a fixed rate.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

13.           Capital disclosures

Our objectives when managing capital are to safeguard our access to sufficient funding as needed to continue our development of mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable level of risk.

In the management of capital, we include the components of shareholders’ equity and debt.  We manage our capital structure and make adjustments in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital structure, we may issue new shares, issue new debt, acquire or dispose of assets or adjust the amount of our investments. We had no restrictions or covenants on our capital structure as of June 30, 2010. Please see Note 2 for further discussion regarding our management of capital.

In order to facilitate the management of our capital requirements, we prepare annual expenditure budgets which project expected cash and debt positions over several years and which are updated as necessary depending on various factors, including successful capital deployment and general industry conditions. The annual and updated budgets are approved by the board of directors (the “Board of Directors” or the “Board”).

In order to maximize cash available for our development efforts, we do not pay dividends. Our cash investment policy is to invest our cash in highly liquid short-term interest-bearing investments with maturities of three months or less when acquired, selected with regards to the expected timing of expenditures from operations.

14.           Supplemental cash flow information

Significant non-cash transactions during the six months ended June 30, 2010 include the issuance of 1,902,684 Common Shares as partial consideration for the repurchase of Notes in the principal amount of $5,667,000 and interest payable through to the Maturity Date of $690,572 (Note 7).

There were no other significant non-cash transactions during the six-month period ended June 30, 2009.

15.           Geographic and segment information

We evaluate, acquire and explore gold exploration and potential development projects.  These activities are focused principally in Mexico, Australia, North America and Indonesia. We reported no revenues in the six-month period ended June 30, 2010, or for the same period in 2009.  Geographic segmentation of mineral properties and plant and equipment is provided in Notes 5 and 6.

16.           Differences between Canadian and United States generally accepted accounting principles

We prepare our financial statements in accordance with accounting principles generally accepted in Canada, which differ in some respects from those in the United States.  The significant differences between generally accepted accounting principles (“GAAP”) in Canada and in the United States, as they relate to these financial statements, are as follows:

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

(b)
Under Canadian corporate law, we underwent a capital reduction in connection with the amalgamation of Granges, Inc. (“Granges”) and Hycroft Resources & Development, Inc. whereby share capital and contributed surplus were reduced to eliminate the consolidated accumulated deficit of Granges as of December 31, 1994, after giving effect to the estimated costs of amalgamation. Under U.S. corporate law, no such transaction is available and accordingly is not allowed under U.S. GAAP.

(c)
In accordance with U.S. GAAP (ASC 718 Compensation Stock Expenses), the fair value of all options granted after January 1, 2006 is calculated at the date of grant and expensed over the expected vesting period.  On transition to this new standard, the unvested portion of options granted to employees before January 1, 2006 is expensed over the remaining vesting period using the fair value on the date of grant.  Prior to January 1, 2006, we did not record any compensation cost on the granting of stock options to employees and directors as the exercise price was equal to or greater than the market price at the date of grants for U.S. GAAP purposes under APB Opinion No. 25.  ASC 718 Compensation Stock Expenses essentially aligns U.S. GAAP with Canadian GAAP for accounting for stock-based compensation.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

(d)
In accordance with U.S. GAAP, the entire amount of convertible debt is classified as a liability and recorded at fair value on the date of issuance. Under Canadian GAAP, the fair value of the conversion feature of the convertible debt is classified as equity and the residual balance is classified as a liability. Under Canadian GAAP a portion of the debt issuance costs were allocated to equity. Under U.S. GAAP all issuance costs were allocated to debt. The liability portion is accreted each period in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date.  In accordance with U.S. GAAP (ASC 470 Debt) the early extinguishment of debt was accounted for as an inducement with the full amount of gain or loss calculated upon the date of extinguishment being allocated to the liability portion and accordingly shown on the Consolidated Statements of Loss.  Under Canadian GAAP, the early extinguishment was accounted for under EIC 96 with the gain or loss calculated upon the date of extinguishment being allocated to debt and equity with the equity portion being accounted for as an addition to or reduction of contributed surplus.

(e)
In accordance with U.S. GAAP (ASC 740 Income Taxes), the reversal of a valuation allowance which is directly related to the gain or loss of available-for-sale securities, when a corporation has no expectations of taxable income in future periods, is recorded in other comprehensive income/(loss). Under Canadian GAAP, we adopted EIC 172 “Income Statement Presentation of a Tax Loss Carryforward Recognized Following an Unrealized Gain Recorded in Other Comprehensive Income,” effective September 30, 2008. This standard requires the recognition of the tax benefit or loss of previously unrecognized tax loss carryforwards associated with the unrealized holding gains and losses of available-for-sale securities to be recognized in net income or net loss. This abstract required retrospective restatement of all prior periods beginning with January 1, 2007. The adoption of EIC 172 resulted in a future income tax expense being recorded as part of our Net Loss, whereas under ASC 740 Income Taxes, the future income tax expense would be recorded as part of our Comprehensive Loss.

The significant differences in the consolidated statements of loss and comprehensive loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	Cumulative during Exploration Stage

Net earnings/(loss) – Canadian GAAP	$(4,152)	$3,890	$(5,851)	$2,010	$(50,034)
Exploration, property evaluation and holding costs - continuing operations(a)	(3,643)	(756)	(5,667)	(1,698)	(24,246)
Exploration, property evaluation and holding costs - discontinued operations(a)	-	-	-	-	4,016
Interest accretion on convertible notes (d)	212	265	492	525	2,398
Amortization of debt issuance costs (d)	(51)	(71)	(116)	(133)	(613)
Future income tax benefit/(expense) (e)	7	989	27	781	(74)
Loss on early extinguishment of convertible notes (d)	416	-	416	-	294
Financing costs	-	-	-	-	(222)
Stock-based compensation expense (c)	-	-	-	-	2,251
Beneficial conversion feature	-	-	-	-	(2,774)
Gain on sale of Amayapampa	-	-	-	-	2,124
Net earnings/(loss) – U.S. GAAP	(7,211)	4,317	(10,699)	1,485	(66,880)
Unrealized gain/(loss) on marketable securities (e)	(56)	(6,589)	(218)	(5,199)	(7,127)
Comprehensive loss – U.S. GAAP	$(7,267)	$(2,272)	$(10,917)	$(3,714)	$(74,007)

Basic and diluted loss per share – U.S. GAAP	$(0.16)	$0.13	$(0.23)	$0.04

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative during Exploration
	2010	2009	2010	2009	Stage

Cash flows from operating activities, Canadian GAAP	$(2,661)	$(3,043)	$(4,273)	$(4,225)	$(32,255)
Additions to mineral properties, net (a)	(3,477)	(688)	(5,501)	(1,630)	(25,569)
Cash flows from operating activities, U.S. GAAP	(6,138)	(3,731)	(9,774)	(5,855)	(57,824)

Cash flows from investing activities, Canadian GAAP	(3,532)	8,361	(5,176)	7,259	(68,674)
Additions to mineral properties, net (a)	3,477	688	5,501	1,630	25,569
Cash flows from investing activities, U.S. GAAP	(55)	9,049	325	8,889	(43,105)

Cash flows from financing activities, Canadian GAAP	(2,233)	-	(2,233)	-	140,251
Cash flows from financing activities, U.S. GAAP	(2,233)	-	(2,233)	-	140,251

Net increase/(decrease) in cash and cash equivalents - continuing operations	(8,426)	5,318	(11,682)	3,034	39,322
Net increase/(decrease) in cash and cash equivalents - discontinued operations	-	-	-	-	(23,270)
Net increase/(decrease) in cash and cash equivalents	(8,426)	5,318	(11,682)	3,034	16,052

Cash and cash equivalents, beginning of period	25,152	10,982	28,408	13,266	674

Cash and cash equivalents, end of period	$16,726	$16,300	$16,726	$16,300	$16,726

The significant differences in the consolidated balance sheets as at June 30, 2010, and December 31, 2009, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30, 2010			December 31, 2009
	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP

Current assets	$18,594	-	$18,594	$30,317	$-	$30,317
Property, plant and equipment (a)	65,318	(33,305)	32,013	57,443	(26,944)	30,499
Other assets	4,813	-	4,813	4,813	-	4,813
Total assets	$88,725	$(33,305)	$55,420	$92,573	$(26,944)	$65,629

Current liabilities	1,070	-	1,070	926	-	926
Convertible notes (d)	21,176	1,433	22,609	24,939	2,904	27,843
Other long-term liabilities	228	-	228	228	-	228
Total liabilities	22,474	1,433	23,907	26,093	2,904	28,997

Capital stock (b,c)	252,059	74,513	326,572	245,964	75,039	321,003
Special warrants	-	222	222	-	222	222
Warrants and options (c)	5,363	406	5,769	5,154	386	5,540
Contributed surplus (b)(d)	2,634	4,032	6,666	1,848	4,818	6,666
Equity component of convertible notes (d)	4,721	(4,721)	-	5,998	(5,998)	-
Other comprehensive income (e)	384	164	548	575	191	766
Deficit (a,b,c,d,e)	(198,910)	(109,354)	(308,264)	(193,059)	(104,506)	(297,565)
Total shareholders' equity	66,251	(34,738)	31,513	66,480	(29,848)	36,632

Total liabilities & shareholders' equity	$88,725	$(33,305)	$55,420	$92,573	$(26,944)	$65,629

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards became effective for us in the first quarter of fiscal 2010. The adoption of the new standards will not have an impact on our consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements Disclosures,” which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant, unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. We do not anticipate that the adoption of this standard will materially expand our consolidated financial statement footnote disclosures.

The three levels of the fair value hierarchy are:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

•	Level 3 – Inputs that are not based on observable market data.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events,” which amends ASC 855 to address certain implementation issues, including: (1) eliminating the requirement for a filer with the United States Securities and Exchange Commission (the “SEC”) to disclose the date through which it has evaluated subsequent events; and (2) refining the scope of the disclosure requirements for reissued financial statements.  The provisions of the update will be effective upon issuance.  The adoption of the update will not have an impact on our consolidated financial position, results of operations and cash flows.

17.           Related party transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  The founder and partner of Sierra is also one of our directors. Under the terms of the agreement, Sierra will provide us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis beginning April 1, 2010.  Sierra will assist us with our efforts to maintain an investor relations program and provide support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10,000 during the term of the agreement and issue to Sierra 60,000 of our stock options.  As of June 30, 2010, we had made payments to Sierra under the agreement totaling $150,000; of which $60,000 had been paid during the six-month period ended June 30, 2010, and had issued the 60,000 stock options to Sierra with a recorded expense of $50,386.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. (“Vista” or the “Corporation”) for the three-month period ended June 30, 2010 has been prepared based on information available to us as of July 27, 2010.  This MD&A should be read in conjunction with the annual consolidated financial statements of the Corporation for the three years ended December 31, 2009 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada and the accompanying consolidated interim financial statements of the Corporation for the period ended June 30, 2010 (collectively, the “Consolidated Financial Statements”).  Reference to Note 20 to the consolidated annual financial statements and Note 16 to the consolidated interim financial statements for the period ended June 30, 2010 should be made for a discussion of the differences between Canadian and United States GAAP and their effect on the Consolidated Financial Statements.  This MD&A contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.  See “Note Regarding Forward-Looking Statements” below.

All amounts stated herein are in U.S. dollars in thousands, except per share and per ounce amounts, unless otherwise noted.

Results from Operations

Our consolidated net loss for the three-month period ended June 30, 2010, was $4,152 or $0.09 per share compared to consolidated net earnings of $3,890 or $0.11 per share for the same period in 2009.  Our consolidated net loss for the six-month period ended June 30, 2010, was $5,851 or $0.13 per share compared to consolidated net earnings of $2,010 or $0.06 per share for the same period in 2009.  For both the three- and six-month periods, the increases in the consolidated net losses of $8,042 and $7,861 from the respective prior periods are primarily due to decreases in the gain on disposal of marketable securities of $6,822 and $6,602 from the respective prior periods.  The gain during the 2009 periods was the result of the sale of our Allied Nevada Gold Corp. (“Allied”) shares which we retained in connection with the transaction that resulted in the formation of Allied and the transfer of Vista’s Nevada properties to Allied.  Also contributing to the increase in net losses for both the three- and six-month periods was an increase in the loss on early extinguishment of our senior secured convertible notes (the “Notes”) of $1,981 for both the three- and six-month periods ended June 30, 2010.  On May 20, 2010, we entered into a Note repurchase agreement whereby we repurchased $5,667 of outstanding principal Notes in exchange for cash and Common Shares (see Consolidated Financial Statements – Note 7).

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $475 for the three-month period ended June 30, 2010 and $869 for the six-month period ended June 30, 2010, as compared with $268 and $601 for the same periods in 2009. For both the three-month and six-month periods, there were no significant variances as we continue to move our projects towards development decisions.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $1,076 during the three-month period ended June 30, 2010, compared with $974 for the same period in 2009.  The increase of $102 from the respective prior period is primarily due to an increase in legal costs of $80 and an increase in audit, tax and other accounting-related fees of $52.  These amounts have been partially offset by a decrease in stock-based compensation expense of $46.

Corporate administration and investor relations costs increased to $2,067 for the six-month period ended June 30, 2010 compared with $1,986 for the same period in 2009.  The increase of $81 from the respective prior period is primarily due to an increase in legal fees of $65, an increase in freight and shipping expenses related to the year end mailing of shareholder materials of $47 and an increase in audit, tax and other accounting-related fees of $42.  These amounts have been partially offset by a decrease in stock-based compensation expense of $96.

Depreciation and amortization

Depreciation and amortization expense was $60 for the three-month period ended June 30, 2010, approximately level with $62 for the same period in 2009.  Depreciation and amortization expense increased to $132 during the six-month period ended June 30, 2010, compared with $114 for the same period in 2009.  The increase of $18 for the six-month period was mostly due to capital expenditures at both the Mt. Todd gold project and the Paredones Amarillos gold project during the latter part of 2009 and the first quarter of 2010 that have begun to be depreciated.

Interest expense

Interest expense of $535 during the three-month period ended June 30, 2010 and $1,091 during the six-month period ended June 30, 2010 was slightly less than $584 and $1,163 for the same periods in 2009.  This slight decrease is attributable to the repurchase of $1,333 of the Notes in July 2009 and the repurchase of $5,667 of the Notes in May 2010. For the three-month period ended June 30, 2010, $212 is attributable to the accretion of the debt discount and $323 is attributable to interest expense.  For the six-month period ended June 30, 2010, $492 is attributable to the accretion of the debt discount and $599 is attributable to interest expense.  These amounts are approximately 24% of the full interest expense associated with the issuance of the Notes.  We capitalized the remaining 76% as additions to mineral properties in accordance with ASC 835-20 Capitalization of Interest and our accounting policy.

Other income and expense

Gain on disposal of marketable securities

There were no gains or losses on the disposal of marketable securities for the three-month period ended June 30, 2010, compared with a gain of $6,822 for the same period in 2009.  The gain for the three-month period in 2009 resulted from the sale of securities that had a book value of $2,194.

For the six-month period ended June 30, 2010, we realized a gain of $213 on the disposal of marketable securities, compared with a gain of $6,815 for the same period in 2009.  The gain for the six-month period in 2010 resulted from the sale of securities that had a book value of $15 and the gain for the same period in 2009 resulted from the sale of securities that had a book value of $2,218.

For both the three- and six-month periods ended June 30, 2010, the decreases in gains were mostly the result of our sale on April 3, 2009, of all of our 1,529,848 common shares of Allied for $9,016.  These shares had a book value of $2,194.

At June 30, 2010, we held marketable securities available for sale with a quoted market value of $925.  We purchased the securities for investing purposes with the intent to hold the securities until such time as it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment.

Loss on early extinguishment of convertible notes

On May 20, 2010, we entered into a Notes Repurchase Agreement (the “Agreement”) with Whitebox Advisors LLC (“Whitebox”) whereby we agreed to repurchase their remaining Notes.

Pursuant to the Agreement, we agreed to repurchase Notes in the principal amount of $5,667 and interest payable through maturity on the Notes of $691.  We agreed to pay Whitebox $2,233 in cash and to issue to them 1,902,684 in Common Shares in our capital as consideration for the principal amount of the Notes and interest payable of $6,358, in aggregate.  The Common Shares issued were based on a share price of $2.15.  We allocated the consideration paid on the repurchase of the Notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction as is required under EIC 96, “Accounting for the Early Extinguishment of Convertible Securities Through (1) Early Redemption or Repurchase and (2) Induced Early Conversion”.  A loss of $1,981 was recorded in our Consolidated Statement of Earnings and (Loss) as a result of the Notes repurchase.  There were no similar transactions during the 2009 period.

The Agreement was initiated by Whitebox and was not the result of any solicitation by or on our behalf. We have not initiated any broader efforts to repurchase or restructure any of our remaining Notes and did not act upon the basis of material non-public information in determining whether to enter into the Agreement.

Interest income

Interest income increased to $35 for the three-month period ended June 30, 2010 and $89 for the six-month period ended June 30, 2010 as compared with $21 and $49 for the same periods in 2009.  The slight increases of $14 and $40 from the respective prior periods are due to increased cash balances for the 2010 periods as compared with the same periods in 2009.

Future income tax (benefit)/expense

During the three-month period ended June 30, 2010, the future income tax expense was $7 compared with $989 for the same period in 2009.  During the six-month period ended June 30, 2010, the future income tax expense was $27 compared with $781 for the same period in 2009.  For both the three- and six-month periods ended June 30, 2010, the decreases of $982 and $754 in the future income tax expense from the respective prior periods is mostly the result of the sale by Vista of its 1,529,848 shares in Allied on April 3, 2009.  In previous periods, a future income tax benefit was recorded in respect of previously unrecognized tax loss carry forwards as these losses were expected to cover any taxable gains that would arise as a result of the increase in value of the marketable securities. When these securities were disposed of, the unrealized gains were transferred from other comprehensive income/(loss) to net earnings. Since no taxable gain arose on this disposal, an income tax expense was recorded in the current period to reverse the benefit recorded in prior periods. The net impact is such that no tax was payable on this disposal and, accordingly, the cumulative tax loss recorded in the Consolidated Statement of Loss reflects the tax loss associated with Vista’s remaining marketable securities.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $2,661 for the three-month period ended June 30, 2010, compared to $3,043 for the same period in 2009.  The decrease of $382 is mostly the result of a decrease of $350 in the amount of interest paid on the Notes.  We repurchased $1,333 of the Notes in July 2009 and $5,667 of the Notes in May 2010, therefore the outstanding principal balance upon which we pay interest on was less during the 2010 period as compared with the 2009 period.

Net cash used in operating activities was $4,273 for the six-month period ended June 30, 2010, compared to $4,225 for the same period in 2008.  The slight increase of $48 is mostly the result of the decrease in interest paid of $350, as noted above, and has been partially offset by an increase in cash used for other current assets of $288.

Investing activities

Net cash used in investing activities was $3,532 for the three-month period ended June 30, 2010, as compared to net cash provided by investing activities of $8,361 for the same period in 2009.  The increase in cash used by investing activities of $11,893 is due to the following:

•	A decrease in the proceeds from the sale of marketable securities of $9,016. On April 3, 2009, we sold all 1,529,848 common shares of Allied that we held for $9,016;

•
An increase in cash used for additions to mineral properties of $2,687.  During the 2010 period we undertook a drilling program at the Mt. Todd gold mine.  There were no similar programs during the 2009 period; and

•
A decrease in the proceeds received upon the disposal of mineral property.  In June 2009, we sold most of the remaining patented mining claims in Colorado for $188.  There were no similar transactions during the 2010 period.

Net cash used in investing activities was $5,176 for the six-month period ended June 30, 2010, as compared to net cash provided by investing activities of $7,259 for the same period in 2009.  The increase in cash used in investing activities of $12,435 is mostly the result of the same items that increased cash used for the three-month period including: a decrease in the proceeds from the sale of marketable securities of $8,806, an increase in cash used for additions to mineral properties of $3,828 and a decrease in the proceeds received upon the disposal of mineral properties of $188.  Offsetting these increases were an increase in cash provided for short-term investments of $250 and a decrease in cash used in the additions to plant and equipment of $144.

Financing activities

Net cash used in financing activities was $2,233 for both the three- and six-month periods ended June 30, 2010.  There was no cash provided by or used in financing activities for the same periods during 2009.  The cash used in financing activities for both the three- and six-month periods ended June 30, 2010 was the result of the cash consideration paid for the repurchase of $5,667 of Notes on May 20, 2010.

Liquidity and Capital Resources

At June 30, 2010, our total assets were $88,725 compared to $92,573 at December 31, 2009, representing a decrease of $3,848.  At June 30, 2010, we had negative working capital of $3,652 as compared with positive working capital of $29,391 at December 31, 2009, representing a decrease of $33,043.  This decrease relates primarily to a reclassification of the Notes to a short-term debt obligation of $21,176 as of June 30, 2010 as compared to a long-term debt obligation  of $24,939 as of December 31, 2009.  The Notes come due on March 4, 2011.  Also contributing to the decrease is a decrease in cash balances of $11,682 from December 31, 2009 as well as a decrease in our marketable securities of $225 from December 31, 2009.

The principal components of working capital at June 30, 2010 are cash and cash equivalents of $16,726 and the Notes of $21,176.  The principal component of working capital at December 31, 2009 was cash and cash equivalents of $28,408.  Other components include marketable securities (June 30, 2010 - $925; December 31, 2009 - $1,150) and other liquid assets (June 30, 2010 - $943; December 31, 2009 - $759).

As a result of the delay in the issuance of the Change of Forest Land Use Permit (“CUSF”) at the Paredones Amarillos gold project and the current uncertainty in the resource and financial markets, management has adopted a revised plan and budget for the year 2010. The plan continues those programs necessary to expedite the development of the Paredones Amarillos gold project and to advance the Mt. Todd Pre-Feasibility Study ("PFS"), while minimizing expenditures in other areas. The budget estimates that, in the event that financing for the Paredones Amarillos gold project is not available on acceptable terms in 2010, we would have sufficient working capital to fund our planned operations at least through the end of 2010, without additional financing. We will continue to examine potential funding alternatives for the project, which may include project financing, debt financing or equity financing.

On March 4, 2011, the $23,000 principal balance of the Notes will come due.  Presently, we do not have sufficient capital to meet this obligation.  We are currently examining potential alternatives for raising the additional capital needed, which could include public offerings, other equity financings, or project financing if and when the CUSF is obtained for the Paredones Amarillos gold project.  We may also consider potential renegotiation of the terms of the original Notes.  While we have been successful in the past with raising funds through equity and debt financings, and although the current sustained high gold prices have increased investor interest in the gold market and, in addition, we have a shelf-registration effective in order to expedite the completion of a public equity offering, no assurances can be given that we will be successful in raising such funds in the future.

In the event that our efforts do not generate adequate additional financing, or the renegotiation of the terms of the Notes does not prove successful, we will not have sufficient cash or cash equivalents to repay the Notes.  However, the Notes are secured only by the assets and mining concessions related to the Paredones Amarillos gold project (collectively, the “Pledged Assets”).  In the event that we cannot raise sufficient capital to repay our obligations under the Notes, the holders of the Notes are entitled to require possession of  the Pledged Assets to be transferred to them (or a company appointed by them) and to seek court approval for the sale of the Pledged Assets.  Any proceeds received by the holders of the Notes from the sale of the Pledged Assets would be applied to any principal and interest that we owe under the Notes, with us continuing to be obligated to repay any remaining balance owing under the Notes on an unsecured basis.  The assets of the Paredones Amarillos gold project have a total carrying value of $36,755 as at June 30, 2010 (see Consolidated Financial Statements - Notes 5 and 6), of which $17,187 relates to plant and equipment stored in Canada to be used at the Paredones Amarillos gold project.

There was a severe deterioration in the global credit and equity markets in 2007 through to 2009.  This resulted in the need for government intervention in major banks, financial institutions and insurers and also resulted in greater volatility, increased credit losses and tighter credit conditions.  These disruptions in the credit and financial markets have had a significant, material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While market conditions have generally improved in the first half of 2010, access to capital and credit remains limited compared to capital markets before the deterioration in 2007.  These continued disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital and financing may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Contractual Obligations

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term debt obligations(1)	$24,645	$24,645	$—	$—	$—
Purchase obligations(2)	$428	$100	$328	$—	$—
Operating lease obligations	$84	$84	$—	$—	$—
Total	$25,157	$24,829	$328	$—	$—

(1)	Short-term debt obligations, including interest payments related to the Corporation’s issuance of the Notes, are discussed in the Consolidated Financial Statements — Note 7.

(2)
Purchase obligations include option payments totaling $200 for the Yellow Pine gold project.  We still have outstanding $200, of which $100 is to be paid in less than a year and $100 is to be paid in 1 to 3 years.  Also included in purchase obligations is $228 to be paid in connection with the land purchase at the Paredones Amarillos gold project.

Transactions with Related Parties

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  The founder and partner of Sierra is also a director of the Corporation. Under the terms of the agreement, Sierra will provide consulting services to the Corporation commencing April 1, 2009 and ending on March 31, 2010 and continuing thereafter on a month-to-month basis beginning April 1, 2010.  Sierra will assist with our efforts to maintain an investor relations program and provide support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10,000 during the term of the agreement and issue to Sierra 60,000 of our stock options.  As of June 30, 2010, we had made payments to Sierra under the agreement totaling $150,000; of which $60,000 had been paid during the six-month period ended June 30, 2010, and had issued the 60,000 stock options to Sierra with a recorded expense of $50,386.

Project Updates

New Exploration Target Discovery at the Mt. Todd Gold Project and Project Update

On June 29, 2010 we announced the discovery of a new exploration target located on our Exploration Tenements held together with the Mining Leases at our Mt. Todd gold project in Northern Territory (“NT”), Australia. We also provided updates on the progress of a drilling program at the Batman deposit and announced that the PFS for the Mt. Todd gold project is nearing completion.

New Exploration Target Discovery

We control a large land package (160,878 hectares) of Exploration Tenements surrounding the Mt. Todd gold project. As part of our comprehensive exploration efforts based on results from an airborne magnetic survey and geochemical soil sampling, our geologists have identified four new gold bearing zones for potential follow up with additional sampling and testing.  Of note, at the target identified as MSTS-4, rock chip sampling in an area with limited exposure, returned a 25.0 g/t gold sample from a small outcrop of fault breccia.  Follow-up sampling returned 23.0 g/t and 7.7 g/t gold assays in vein and breccias located 15 meters and 50 meters, respectively, north of the original sample.   Due to the sparse outcrop, the orientation and thickness of the mineralized zone is not currently known, but our management believes that these initial results are significant and, together with historically identified exploration targets, support the potential for development of additional resources at the Mt. Todd gold project.  Further mapping and sampling is in progress and multi-element analysis results are pending.  Samples were collected by employees of Vista Gold Australia Pty Ltd. (“Vista Gold Australia”) and analysis was completed by Northern Australian Laboratories in Pine Creek, NT.  We plan to conduct reverse circulation drilling in the area of this new discovery and the other targets later this year.

Batman Deposit Drilling Update

As previously announced, we undertook an additional drilling program at the Batman deposit at the Mt. Todd gold project.  We have now completed 14 core and six reverse circulation drill holes (8,291 total meters drilled) in a program designed to add resources through in-fill drilling in the parallel structures to the east of the core zone of the Batman deposit, to test/condemn hypothesized extensions of the deposit along strike and to the west of the core zone, and to provide core for metallurgical testing.  The program concluded with the in-fill drilling of the parallel structures on the east of the Batman deposit.  Assays have not yet been completed for the last holes of the program.  The drill holes were oriented to the west to intersect the core zone at right angles and were inclined at -55 to -60 degrees.

The following table summarizes the results of the drilling program available at this time.

Hole #	Description	Total Depth (meters)	Assay Interval	Thickness (meters)	Gold Grade (gram/tonne)
VB10-001	North extension condemnation hole	550.7	-	No significant mineralization
VB10-002	Hole lost at 287.5	287.5	-	Assays pending
VB10-003	West extension condemnation hole	525.7	-	No significant mineralization
VB10-004	Test parallel structures & deep core zone	864.4	692.0 - 704.0	12.0	1.86
			770.5 -817.0	46.5	0.95
VB10-005	South extension condemnation hole	418.8	-	No significant mineralization
VB10-006	Test parallel structures & deep core zone	721.7	Pending	Assays pending
VB10-007	Test parallel structures & deep core zone	727.2	38.0 -48.0	10.0	0.63
			451.0 -463.0	12.0	1.08
			509.0 -526.0	17.0	1.24
			580.0 – 727.2	Assays pending
VB10-008	Test parallel structures & deep core zone	735.4	Pending	Assays pending
VB10-009	Test south extension of core zone	669.5	Pending	Assays pending
VB10-010	Pre-collar only – core hole not drilled	48	Pending	Assays pending
VB10-011	Test north extension of core zone	630.4	Pending	Assays pending

We also drilled three core holes totaling 1,469 meters, that were located and oriented to provide core samples for metallurgical testing, representative of the Batman deposit, in the area of the pit defined by the June 2009 Mt. Todd Preliminary Economic Assessment (“PEA”).  The holes were drilled at -20 to -30 degree dips, at an acute angle to the strike of the deposit and were not assayed due to the requirements for whole core to be used in the planned metallurgical testing program.

The drilling has been completed and the core has been logged, photographed and sampled by employees of Vista Gold Australia under the direction of our Vice President of Exploration, Mr. Frank Fenne P.G., who is a “qualified person” within the meaning of Canadian National Instrument 43-101―Standards of Disclosure for Mineral Projects (“NI 43-101”).  Core to be assayed has been shipped to ALS-Chemex’s sample preparation laboratory in Alice Springs, Australia.  Prepared sample pulps are shipped by ALS-Chemex to its assay laboratory in Perth, Australia.  Core logging and sample custody, preparation and assaying were completed in compliance with NI 43-101 standards.

Mt. Todd Gold Project Pre-Feasibility Study Update

We also announced that we continue to advance our PFS for the Mt. Todd gold project and that the PFS is expected to confirm the principal metallurgical parameters used in the positive PEA for the Mt. Todd gold project announced in June 2009 and updated in August 2009.  As previously announced, the completion of the PFS has been delayed to allow additional engineering work in the areas of power generation/supply, tailings disposal/storage and the supply of lime for process and water treatment needs.   We expect to complete the PFS and announce its results in the third quarter of this year.

We further announced that we have notified the Government of the Northern Territory that, based on the on-going positive results at the Mt. Todd gold project, we intend to extend our agreement with the Northern Territory Government related to the Mt. Todd gold project for an additional five-year period ending at the end of 2015.

Tetra Tech (MM), Inc. of Golden, Colorado, is contracted to manage and prepare the PFS in accordance with NI 43-101.  The PEA was prepared under the direction of Mr. John Rozelle, an independent qualified person under NI 43-101.  The results of the PEA are outlined in a NI 43-101 technical report entitled “Mt. Todd Gold Project Updated Preliminary Economic Assessment Report, Northern Territory, Australia” (the “Mt. Todd Technical Report”), dated June 11, 2009.  The PEA is available on SEDAR at www.sedar.com. John Rozelle is the independent “qualified person”, within the meaning of NI 43-101, who supervised the preparation of the scientific and technical information contained in the Mt. Todd Technical Report.

Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates

This report and the documents referenced in this report, including the PEA and PFS for the Mt. Todd gold project, use the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” which are Canadian mining terms as defined in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”)—CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the Securities Act. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Accordingly, information contained in this report and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under United States federal securities laws and the rules and regulations thereunder.

Subsequent events

Comprehensive Update for the Paredones Amarillos Gold Project

On July 19, 2010, we announced an update on the Paredones Amarillos gold project located in Baja California Sur, Mexico ("BCS").  The update discusses the status of the CUSF permit application, technical programs in progress, and a general overview of the development of the Paredones Amarillos gold project.

Change of Forest Land Use Permit-Application Status

Previously we announced that the Mexican Secretariat of the Environment and Natural Resources ("SEMARNAT") had dismissed our application for the CUSF.  In its dismissal, SEMARNAT had questioned the validity of the Temporary Occupation Permits ("TOP") issued by the General Direction of Mines in the Secretariat of Economy, which were required as part of the CUSF application.  SEMARNAT also identified the need for additional technical studies.

The Paredones Amarillos gold project is located in a special use area on the northern limit of the buffer zone of the Sierra de La Laguna Biosphere (the “Biosphere”).  In the immediate Paredones Amarillos gold project area, the surface land is divided between land owned directly by us and a parcel of federal land which has yet to be defined by a survey on the ground.  The TOP apply to both the privately held land and the federal land.  In questioning the validity of the TOP, SEMARNAT has requested confirmation of the boundaries of the federal land, and is seeking to determine if some or part of the federal land is subject to a prior request by the Mexican National Commission for Natural Protected Areas ("CONANP") to be the administrator of the federal land. We expect that the Secretariat of Agrarian Reform ("SRA") will shortly release the survey results and clarify what part of the federal land is subject to CONANP’s claim. Subsequently, Minera Paredones Amarillos S.A. de C.V. (“MPA”) expects SRA to grant CONANP's request to become the administrator of the applicable part of the federal land in accordance with their previous request. CONANP has indicated that it will administer the federal land which lies within the buffer zone of the Biosphere in accordance with the established management plan, which authorizes mining activities in the area of the Paredones Amarillos gold project.  We expect this process to result in the validation of the TOP and recognition of such by SEMARNAT.  Following the validation of the TOP, MPA will submit a new CUSF application.  The timing for completion of these types of bureaucratic processes is uncertain but we hope to be in a position to submit the CUSF application by the end of the third quarter of this year.

MPA is also working to resolve the minor deficiencies identified in SEMARNAT’s dismissal of the CUSF application.  MPA has contracted SRK Consulting (U.S.), Inc. of Denver, Colorado, and several BCS academic institutions to review, analyze and validate some of the information submitted as part of the CUSF application. This will include additional hydrogeologic studies, surface run-off calculations and a review of certain baseline environmental data.  The results will be submitted as part of the CUSF application. MPA has retained the services of Herrera Ordonez Abogados, a law firm based in Mexico City, to compile and submit the new CUSF application. The principal lawyer in charge of MPA’s work is Mr. Hector Herrera who is a past chairman of the Mexican Bar Association’s Environmental Commission and has an extensive background in working with SEMARNAT.

Preliminary Project Design, Permitting Support and Other Activities

We have contracted ICA Fluor, with offices in Mexico City, Mexico, and Dublin, California, to be the engineering, procurement and construction management contractor for the Project.  ICA Fluor's initial scope of work includes basic engineering in support of permitting activities.  ICA Fluor is coordinating design work on the access road, main power transmission line, processing plant, tailings impoundment facility, desalination plant and water supply pipeline.

Following the submission of the new CUSF application, MPA intends to present to SEMARNAT the documents to modify and extend the Paredones Amarillos gold project’s environmental permits that were issued in 1997 and, unless extended by MPA, will expire in 2012.  The modifications will reflect the many design changes made to improve the Paredones Amarillos gold project and enhance environmental protections which are now incorporated into our proposed development.

MPA is in the process of finalizing the remaining rights-of-way for the power transmission line and water supply pipeline and is also in the process of preparing appropriate permit applications for both.

VWS Mexico, S.A. de C.V. has been contracted to provide engineering and permitting support for the desalination plant. Final studies for the design of the facility are in progress and will be completed shortly.  Upon completion, we intend to file the appropriate permit applications.

MPA has established ASUDES, a civil association (similar in function to a foundation). The goals of ASUDES are to promote improved access to health care and more educational opportunities for members of the Paredones Amarillos gold project’s community.  A number of programs have been established in the area of health and education which have been well received by the local communities.

Recent Accounting Pronouncements

In January 2009, the CICA issued Handbook Section 1582, “Business Combinations” (“Section 1582”). Section 1582 requires that all assets and liabilities of an acquired business will be recorded at fair value at acquisition. Obligations for contingent considerations and contingencies will also be recorded at fair value at the acquisition date. Section 1582 also states that acquisition–related costs will be expensed as incurred and that restructuring charges will be expensed in the periods after the acquisition date. Section 1582 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after January 1, 2011.

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

United States Generally Accepted Accounting Principals (“U.S. GAAP”)

We have, since inception, reported to security regulators in both Canada and the United States, financial statements prepared in accordance with Canadian GAAP with reconciliation to U.S. GAAP.  In 2006, the Canadian Accounting Standards Boards (“AcSB”) published a new strategic plan that outlines the convergence of Canadian GAAP with International Financial Reporting Standards (“IFRS”) over an expected five year transitional period. In February 2008, the AcSB announced that 2011 is the changeover date for publicly-listed companies to use IFRS, replacing Canadian GAAP.  However, due to a change in the SEC’s position in late 2009, and because we are considered to be a domestic filer under SEC rules for reporting purposes, we will be unable to adopt IFRS and instead will be required to report under U.S. GAAP beginning with fiscal year 2011, with our financial statements and selected financial data recast into U.S. GAAP for all periods presented in the financial statements.

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

•	results of the drilling program and other test results at the Paredones Amarillos gold project;

•	timing and outcome for the amendment to our CUSF application for the Paredones Amarillos gold project and the anticipated re-filing of the application with SEMARNAT;

•	our belief that SEMARNAT’s comments on our CUSF application are without legal merit or beyond the scope of SEMARNAT’s legal authority;

•	our strategy for advancement of the permitting process for the Paredones Amarillos gold project including the possible court challenge to SEMARNAT’s notice;

•	plans to purchase remaining surface land or obtain rights-of-way required for the Paredones Amarillos gold project;

•	capital and operating cost estimates for the Paredones Amarillos gold project, and anticipated timing for the commencement of construction at the Paredones Amarillos gold project;

•	plans for evaluation of the Mt. Todd gold project;

•	preliminary assessment results and plans for a preliminary feasibility study at the Mt. Todd gold project;

•	production estimates and timing for gold production at the Paredones Amarillos gold project and the Mt. Todd gold project;

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

•
uncertainty regarding potential court action against SEMARNAT in relation to the dismissal of our CUSF application and risks related to the outcome of such court action, including failure to receive approval of the CUSF application, uncertainty regarding our legal challenges to SEMARNAT’s issues with our CUSF application and SEMARNAT’s authority in reviewing our CUSF application;

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

•	environmental regulations to which our exploration and development operations are subject;

•	our receipt of future payments in connection with our disposal of the Amayapampa gold project;

•	leverage as a result of our outstanding Notes;

•	intense competition in the mining industry;

•	our potential inability to raise additional capital on favorable terms, if at all;

•	conflicts of interest of some of our directors as a result of their involvement with other natural resource companies;

•	potential challenges to our title to our mineral properties;

•	political and economic instability in Mexico, Bolivia and Indonesia;

•	fluctuation in foreign currency values;

•	trading price of our Common Shares and our ability to raise funds in new share offerings due to future sales of our Common Shares in the public or private market;

•	difficulty in bringing actions or enforcing judgments against us and certain of our directors or officers outside of the United States;

•	acquisitions and integration issues;

•	potential negative impact of the issuance of additional Common Shares on the trading price of our Common Shares;

•	fluctuation in the price of our Common Shares;

•	the lack of dividend payments by us;

•	future joint ventures and partnerships relating to our properties;

•	our lack of recent production and limited experience in producing;

•	reclamation liabilities, including reclamation requirements at the Mt. Todd gold project;

•	our historical losses from operations;

•	historical production not being indicative of potential future production;

•	water supply issues;

•	governmental authorizations and permits;

•	environmental lawsuits;

•	lack of adequate insurance to cover potential liabilities;

•	our ability to retain and hire key personnel;

•	our ability to repay the principal amount of the Notes when they become due;

•	recent market events and conditions; and

•	general economic conditions.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009, under “Part I—Item 1A. Risk Factors”.  The foregoing section of our 2009 Form 10-K is incorporated by reference in this filing and investors should refer to it.  Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurances that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The price of gold fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $1,104 by December 31, 2009 and was $1,244 at June 30, 2010 and $1,208 at July 15, 2010.  The demand for, and supply of, gold affects gold prices, but not necessarily in the same manner in which demand and supply affects the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

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

ITEM 4.                     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

At the end of the period covered by this quarterly report on Form 10-Q for the period ended June 30, 2010, an evaluation was carried out under the supervision of, and with the participation of, the Corporation’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Corporation in reports that the Corporation is required to file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

The principal balance on our Notes is due on March 4, 2011, and if we are unable to meet our obligations under the Notes on or before that date we may lose the Pledged Assets.

As of June 30, 2010, the Corporation had cash and cash equivalents of $16,726.  The principal balance owing on the Corporation’s Notes is $23,000, which is due on March 4, 2011.  At present, we do not have sufficient cash and cash equivalents to meet this obligation.  The Notes are pledged over the Pledged Assets.  We are currently examining potential alternatives for raising the additional capital needed, which could include public offerings, other equity financings, or project financing, if and when  the CUSF permit is obtained for the Paredones Amarillos gold project.  Such financing may not be available to us on favorable terms, if at all.  We may also consider potential renegotiation of the terms of the original Notes.  If we are unable to raise additional capital or renegotiate the terms of the Notes, we will not have sufficient cash to repay the Notes and may lose the Pledged Assets.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                     [REMOVED AND RESERVED]

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a)                      Exhibits

10.1                      Note Repurchase Agreement between Vista Gold Corp. and Whitebox Advisors LLC dated May 13, 2010

31.1                      Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2                      Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

VISTA GOLD CORP.
(Registrant)

Date: August 6, 2010	By:	/s/ Michael B. Richings
Michael B. Richings
Executive Chairman and Chief Executive Officer

Date: August 6, 2010	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer