Form 10-Q
period 2010-10-02
VISTA GOLD CORP
filed 2010-11-09
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  46,586,708 common shares, without par value, outstanding at November 8, 2010.

VISTA GOLD CORP.
(An Exploration Stage Enterprise)
FORM 10-Q
For the Quarter Ended September 30, 2010

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
(U.S. dollars in thousands)	2010	2009

Assets:
Cash and cash equivalents	$12,988	$28,408
Marketable securities - Note 5	1,163	1,150
Short-term investments	-	250
Other current assets	1,007	509
Current assets	15,158	30,317

Mineral properties - Note 6	50,364	38,696
Plant and equipment - Note 7	18,842	18,747
Amayapampa disposal consideration - Note 4	4,813	4,813
	74,019	62,256

Total assets	$89,177	$92,573

Liabilities and Shareholders' Equity:
Convertible notes - Note 8	$21,834	$-
Accounts payable	164	63
Accrued liabilities and other	1,792	863
Current liabilities	23,790	926

Convertible notes - Note 8	-	24,939
Other long-term liabilities	228	228
Total liabilities	24,018	26,093

Capital stock, no par value:
Common - unlimited shares authorized; shares outstanding:
2010 - 46,586,708 and 2009 - 44,679,024 - Note 9	252,072	245,964
Warrants	336	336
Stock compensation - Note 10	4,403	4,818
Contributed surplus - Note 11	3,333	1,848
Equity component of convertible notes - Note 8	4,721	5,998
Accumulated other comprehensive income - Note 12	548	575
Deficit	(200,254)	(193,059)
Total shareholders' equity	65,159	66,480

Total liabilities and shareholders' equity	$89,177	$92,573

Nature of operations and Liquidity risk– Note 2
Subsequent Events – Note 19

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF EARNINGS AND (LOSS) AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2010	2009	2010	2009	Stage

Income:
Interest income	$17	$16	$106	$65	$2,738
Gain on disposal of marketable securities	52	14	265	6,829	7,327
Other income	39	(2)	135	(2)	(2,293)
Total other income	$108	$28	$506	$6,892	$7,772

Costs and expenses:
Exploration, property evaluation and holding costs	$(422)	$(412)	$(1,291)	$(1,014)	$(5,616)
Corporate administration and investor relations	(837)	(1,320)	(2,904)	(3,305)	(27,444)
Depreciation and amortization	(70)	(66)	(202)	(180)	(834)
Interest expense	(298)	(560)	(1,389)	(1,723)	(5,713)
Gain/(loss) on currency translation	152	52	70	97	(205)
Write-down of marketable securities	-	-	-	(123)	(849)
Gain/(loss) on early extinguishment of convertible notes - Note 8	-	537	(1,981)	537	(1,444)
Loss on sale of mineral property	-	-	-	(131)	(263)
Total costs and expenses	(1,475)	(1,769)	(7,697)	(5,842)	(42,368)
Earnings/(loss) from continuing operations before income taxes	$(1,367)	$(1,741)	$(7,191)	$1,050	$(34,596)
Future income tax benefit/(expense)	$23	24	$(4)	(757)	$97
Loss from continuing operations after income taxes	$(1,344)	$(1,717)	$(7,195)	$293	$(34,499)
Loss from discontinued operations	$-	$-	$-	$-	$(16,879)

Net loss	$(1,344)	$(1,717)	$(7,195)	$293	$(51,378)

Other comprehensive income/(loss):
Unrealized gain on available-for-sale securities	210	149	206	1,521
Realized gain on available-for-sale securities	(46)	(13)	(233)	(5,805)
	164	136	(27)	(4,284)
Comprehensive loss	$(1,180)	$(1,581)	$(7,222)	$(3,991)

Weighted average number of shares outstanding	46,586,708	35,408,438	45,897,307	34,790,115

Basic and diluted earnings/(loss) per share from continuing operations	$(0.03)	$(0.05)	$(0.16)	$0.01
Basic and diluted earnings/(loss) per share	$(0.03)	$(0.05)	$(0.16)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF DEFICIT — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2010	2009	2010	2009
Deficit, beginning of period	$(198,910)	$(189,107)	$(193,059)	$(191,117)
Net loss	(1,344)	(1,717)	(7,195)	293
Deficit, end of period	$(200,254)	$(190,824)	$(200,254)	$(190,824)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative during Exploration
(U.S. dollars in thousands)	2010	2009	2010	2009	Stage

Cash flows from operating activities:
Loss for the period - continuing operations	$(1,344)	$(1,717)	$(7,195)	$293	$(34,499)

Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	70	66	202	180	857
Stock-based compensation	53	422	197	662	6,755
Gain on disposal of marketable securities	(52)	(14)	(265)	(6,829)	(7,589)
(Gain)/loss on early extinguishment of convertible notes	-	(537)	1,981	(537)	1,444
Future income tax (benefit)/expense	(23)	(24)	4	757	(97)
Accretion of convertible notes	158	252	650	775	2,557
Accrued interest	140	308	739	948	3,158
Write-down of marketable securities	-	-	-	123	849
Loss on sale of mineral property	-	-	-	131	263
Other non-cash items	(38)	-	(38)	-	1,490

Change in operating assets and liabilities:
Interest paid	-	(11)	(1,150)	(1,511)	(6,436)
Other current assets	(64)	123	(498)	(23)	(1,269)
Accounts payable, accrued liabilities and other	169	168	178	(158)	(660)
Net cash used in operating activities	(931)	(964)	(5,195)	(5,189)	(33,177)

Cash flows from investing activities:
Acquisition of marketable securities	(19)	(9)	(26)	(9)	(1,091)
Proceeds from sale of marketable securities	57	21	285	9,055	10,429
Short-term investments	-	-	250	-	-
Additions to mineral properties, net of cost recoveries - Note 7	(2,739)	(1,371)	(8,206)	(3,010)	(37,138)
Additions to plant and equipment - Note 6	(114)	(95)	(294)	(419)	(19,412)
Proceeds on disposal of mineral properties	-	-	-	188	188
Proceeds on disposal of plant and equipment	-	-	-	-	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	-	-	-	-	(24,517)
Net cash used in investing activities	(2,815)	(1,454)	(7,991)	5,805	(71,489)

Cash flows from financing activities:
Net proceeds from equity financings	-	20,707	-	20,707	74,787
Early extinguishment of convertible notes - Note 8	-	(866)	(2,242)	(866)	(3,108)
Proceeds from exercise of warrants	-	-	-	-	39,020
Proceeds from exercise of stock options	8	-	8	-	3,047
Issuance of convertible notes, net of issuance costs	-	-	-	-	28,345
Prepaid transaction costs	-	-	-	-	(1,841)
Net cash provided by financing activities	8	19,841	(2,234)	19,841	140,250

Increase/(decrease) in cash and cash equivalents - continuing operations	(3,738)	17,423	(15,420)	20,457	35,584
Increase/(decrease) in cash and cash equivalents - discontinued operations	-	-	-	-	(23,270)
Net increase/(decrease) in cash and cash equivalents	(3,738)	17,423	(15,420)	20,457	12,314

Cash and cash equivalents, beginning of period - continuing operations	16,726	16,300	28,408	13,266	674

Cash and cash equivalents, end of period	$12,988	$33,723	$12,988	$33,723	$12,988

Supplemental cash flow information - Note 14

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

1.           General

The consolidated interim financial statements of Vista Gold Corp. (an Exploration Stage Enterprise) (collectively, “Vista”, the “Corporation”, “we”, “our” or “us”), as of September 30, 2010 have been prepared by us without audit and do not include all of the disclosures required by generally accepted accounting principles in Canada for annual financial statements. As described in Note 16, generally accepted accounting principles in Canada differ in certain material respects from generally accepted accounting principles in the United States.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

2.           Nature of operations and liquidity risk

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

As of September 30, 2010, we had cash and cash equivalents of $12,988,370.  The principal balance owing on our senior secured convertible notes (the “Notes”) is $23,000,000, which is due on March 4, 2011. At present, we do not have sufficient cash and cash equivalents to meet this obligation.  In connection with the issuance of the Notes (as defined in Note 8), we granted a pledge over the assets and mining concessions related to the Concordia (previously Paredones Amarillos, see Note 6 below) gold project (collectively, the “Pledged Assets”).

On September 30, 2010, we announced our intention to undertake a private placement financing, subject to shareholder and regulatory approvals, in which we plan to raise gross proceeds of up to $30,000,000 (subsequently increased to up to $33,757,000 and completed for gross proceeds of $33,733,500 on October 22, 2010, see Note 19, below) from the sale of up to 13,043,479 (subsequently increased to up to and issued 14,666,739 on October 22, 2010, see Note 19, below) special warrants of Vista (the “Special Warrants”), each priced at $2.30.  The Special Warrants will automatically be exercised, for no additional consideration, for one Common Share and one Common Share purchase warrant (a “Warrant”) upon receipt of our shareholders’ approval of the private placement (the “Shareholders’ Approval”) and the receipt of the approval of the NYSE Amex. Each Warrant will be exercisable over a five-year period from the closing of the private placement, to purchase one Common Share (a “Warrant Share”) at a purchase price (“Purchase Price”) of $3.50 during the first year, $4.00 during the second year, $4.50 during the third year and $5.00 until the expiry of the Warrant. If the closing price of the Common Shares on the NYSE Amex Equities Stock Exchange is at least 35% above the current Purchase Price of the Warrants for a period of 15 consecutive trading days, then we will have the option to request that the Warrants be exercised. If the Warrants are not exercised within 15 business days (subsequently increased to 25 business days, See Note 19, below) following this request, they will be cancelled.

In the event we do not receive the Shareholders’ Approval and the Special Warrants are cancelled and we are also unable to generate adequate additional financing or renegotiation of the terms of the Notes does not prove successful, we will not have sufficient cash or cash equivalents to repay the Notes.  However, the Notes are secured only by the Pledged Assets.  In the event that we cannot raise sufficient capital to repay our obligations under the Notes, the holders of the Notes are entitled to require that possession of the Pledged Assets be transferred to them (or a company appointed by them) and to seek court approval for the sale

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

of the Pledged Assets.  Any proceeds received by the holders of the Notes from the sale of the Pledged Assets would be applied to any principal and interest owing by the Corporation under the Notes, with the Corporation continuing to be obligated to repay any remaining balance owing under the Notes on an unsecured basis.  The assets of the Concordia gold project have a total carrying value of $38,995,688 as at September 30, 2010 (see Notes 6 and 7), of which $17,187,429 relates to plant and equipment stored in Canada to be used at the Concordia gold project.

3.           United States Generally Accepted Accounting Principles (“U.S. GAAP”)

We have, since inception, reported to security regulators in both Canada and the United States, financial statements prepared in accordance with Canadian GAAP with reconciliation to U.S. GAAP.  In 2006, the Canadian Accounting Standards Boards (“AcSB”) published a new strategic plan that outlines the convergence of Canadian GAAP with International Financial Reporting Standards (“IFRS”) over an expected five year transitional period. In February 2008, the AcSB announced that 2011 is the changeover date for publicly-listed companies to use IFRS, replacing Canadian GAAP.  However, due to a change in the United States Securities and Exchange Commission’s (“SEC”) position in late 2009, and because we are considered to be a domestic filer under SEC rules for reporting purposes, we will be unable to adopt IFRS and instead will be required to report under U.S. GAAP beginning with fiscal year 2011, with our financial statements and selected financial data recast into U.S. GAAP for all periods presented in the financial statements.

4.           Amayapampa disposal consideration

On April 7, 2008, we entered into an agreement to dispose of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay to us, $3,000,000 in three payments of $1,000,000. The first of these payments will be due and payable upon the start of Commercial Production (as defined in the purchase and sale agreement) at the Amayapampa gold project followed by $1,000,000 payments on each of the first and second anniversaries of the start of Commercial Production.  In addition, Republic agreed to pay to us a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable; when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable; and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces and no NSR payments are due to us if the gold price is below $500 per ounce. The fair value of the consideration received on the disposal of the Amayapampa gold project has been estimated at $4,813,371 using probability weighted cash flow scenarios and assumptions including future gold prices, estimated gold production and the timing of commencement of Commercial Production. These inputs in the “income approach” valuation model used by us are considered to be level three unobservable inputs as defined by CICA 3862 “Financial Instruments – Disclosures”. These are our own assumptions based on management’s best estimates and the best information available at the time.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

5.           Marketable securities

	At September 30, 2010			At December 31, 2009
	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value

Esperanza Silver Corp.	10	162	172	10	101	111
Black Isle Resources	50	3	53	12	16	28
Nevgold Resources Corp.	87	163	250	87	69	156
Other	371	317	688	365	490	855
	$518	$645	$1,163	$474	$676	$1,150

6.           Mineral properties

	2009	2010
	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Capitalized interest	Capitalized stock based compensation	Year to date activity	September 30, ending balance

Long Valley, United States	978	-	-	15	-	-	15	993
Yellow Pine, United States	984	-	-	197	-	-	197	1,181
Concordia, Mexico	14,650	-	-	3,100	3,049	73	6,222	20,872
Guadalupe de los Reyes, Mexico	3,275	-	-	2	-	-	2	3,277
Awak Mas, Indonesia	3,975	-	-	6	-	-	6	3,981
Mt. Todd, Australia	14,616	-	-	5,122	-	37	5,159	19,775
Other	218	-	50	17	-	-	67	285
	$38,696	$-	$50	$8,459	$3,049	$110	$11,668	$50,364

The recoverability of the carrying values of our mineral properties is dependent upon the successful start-up and commercial production from, or the sale or lease of, these properties, and upon economic reserves being discovered or developed on the properties.  Development and/or start-up of any of these projects will depend, among other things, on management’s ability to raise additional capital for these purposes.  Although we have been successful in raising such capital in the past, there can be no assurance that we will be able to do so in the future.

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

On September 7, 2010, we announced that we had changed the name of our wholly-owned Paredones Amarillos gold project to the Concordia gold project.

7.           Property, plant and equipment

	September 30, 2010			December 31, 2009
	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net

Concordia, Mexico	18,179	55	18,124	18,173	35	18,138
Awak Mas, Indonesia	118	91	27	118	89	29
Mt. Todd, Australia	1,081	447	634	833	321	512
Corporate, United States	351	294	57	311	243	68
	$19,729	$887	$18,842	$19,435	$688	$18,747

8.           Brokered private placement of convertible notes

On March 4, 2008, we completed a private placement in which we issued and sold $30,000,000 in aggregate principal amount of senior secured convertible notes (the “Notes”). The Notes were issued on March 4, 2008 and mature at face value on March 4, 2011 (the “Maturity Date”). The Notes pay interest of 10% per annum. Interest is payable each year in two installments on June 15 and December 15, and the principal is payable on the Maturity Date.

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

Pursuant to the terms of the Notes, on March 4, 2009, the conversion price of the Notes was automatically adjusted from $6.00 per Common Share to $4.80 per Common Share.  As of September 30, 2010, our Common Share price was below the $4.80 conversion price.

Simultaneously with the issuance of the Notes, we issued to Casimir Capital LP 200,000 Common Share purchase warrants with an exercise price of $6.00 per warrant and an expiration date of March 4, 2011, as partial consideration for acting as agent for the transaction. We also paid to Casimir Capital LP a cash fee of $1,200,000, being 4% of the gross proceeds of the offering of the Notes. The warrants provide for cashless exercise if the market price of our Common Shares is above the exercise price of the warrants. In addition, the exercise price is subject to standard anti-dilution adjustment provisions.

The Notes have been accounted for in accordance with Emerging Issues Committee Abstract No. (“EIC”) 164, “Convertible and other Debt Instruments with Embedded Derivatives”. Under EIC 164, the fair value of the conversion feature is recorded as equity. The issuance date fair value of the conversion feature was estimated to be $6,755,000 and was classified as the equity component of convertible notes with the residual balance of $23,245,000 being recorded as the fair value of our obligation to make principal and interest payments and has been classified as long-term debt.  The total fees of $1,988,444 related to the issuance of the Notes have been allocated pro-rata between debt issuance costs of $1,531,102 and equity issuance costs of $457,342.

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

Pursuant to the Whitebox Repurchase Agreements, we agreed to repurchase $1,333,000 (carrying value of $1,102,932) Notes (i) in the principal amount of $504,000 from Whitebox Combined Partners for an aggregate purchase price, including interest, of $331,800; (ii) in the principal amount of $510,000 from Whitebox Convertible Arbitrage for an aggregate purchase price, including interest, of $335,750; and (iii) in the principal amount of $319,000 from Whitebox Special Opportunities for an aggregate purchase price, including interest, of $210,008, based on a settlement date of July 14, 2009.  We allocated the consideration paid on the repurchase of the Notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction as is required under EIC 96.  A gain of $536,629 was recorded in our Consolidated Statement of Earnings and (Loss) as a result of the Notes repurchase.

On May 20, 2010, we entered into a Notes Repurchase Agreement (the “Agreement”) with Whitebox Advisors LLC (“Whitebox”) whereby we agreed to repurchase Whitebox’s remaining Notes.

Pursuant to the Agreement, we agreed to repurchase Notes in the principal amount of $5,667,000 (carrying value of $5,155,989) and to settle interest payable through maturity on the Notes of $690,572.  We agreed to pay Whitebox $2,232,798 in cash and to issue 1,902,684 Common Shares to Whitebox as consideration for the Notes and interest payable of $6,357,572, in aggregate.  The Common Shares issued were based on a share price of $2.15.  We allocated the consideration paid on the repurchase of the Notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction as is required under EIC 96, “Accounting for the Early Extinguishment of Convertible Securities Through (1) Early Redemption or Repurchase and (2) Induced Early Conversion,” ("EIC 96").  A loss of $1,981,103 was recorded in our Consolidated Statement of Earnings and (Loss) as a result of the Notes repurchase.  As a result of the completion of the Agreement, 4,791,667 Common Shares are issuable upon conversion of the remaining Notes.

We capitalize interest and accretion based on expenditures on qualifying assets.  As of September 30, 2010, we had qualifying expenditures of approximately $17,476,582 related to the equipment purchase and drilling expenditures for the Concordia gold project.  As of December 31, 2009, we had utilized all the cash received for the Concordia gold project.  A reconciliation of the carrying value of the long-term liability portion of the Notes is as follows:

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

Principal amount of the Notes	$30,000
Issuance costs allocated to long-term liabilities	(1,531)
Conversion feature allocated to equity before issuance costs	(6,755)
Carrying value of the Notes upon issuance	21,714
Repurchase of $1,333,000 of convertible notes	(1,103)
Repurchase of $5,667,000 of convertible notes	(5,156)
Accretion expense	6,379
Carrying value of the Notes at September 30, 2010	$21,834

9.           Capital stock

	Number of shares issued	Capital stock
As of December 31, 2009	44,679,024	$245,964

Exercise of employee stock options - cash	5,000	8
Exercise of employee stock options - fair value - Note 10	-	5
Early extinguishment of convertible notes - Note 8	1,581,488	5,491
Interest payment on extinguished convertible notes - Note 8	321,196	604

Issued during the nine months ended September 30, 2010	1,907,684	6,108

As of September 30, 2010	46,586,708	$252,072

On May 20, 2010, we issued an aggregate of 1,902,684 Common Shares as partial consideration for the repurchase of Notes, including interest payable through to the Maturity Date (see Note 8).

10.           Stock-based compensation

A summary of the fair value of all awards issued under Vista’s stock compensation plans included within Shareholders’ Equity is as follows:

	September 30,	December 31,
	2010	2009

Stock options	4,382	4,818
Restricted stock units	21	-
	$4,403	$4,818

Stock Option Plan

Under our Stock Option Plan (the “Plan”), we may grant options to our directors, officers, employees and consultants of our subsidiaries.  The maximum number of our Common Shares that may be reserved for issuance under the Plan, together with those reserved for issuance under the LTIP (as discussed below), is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.  Under the Plan, the exercise price of each option shall not be less than the market price of our Common Shares on the date preceding the date of grant, and an option’s maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between us and the optionee.  Options under the Plan are granted from time to time at the discretion of the Board of Directors, with vesting periods and other terms as determined by the Board.

The fair value of stock options granted to employees and directors was estimated at the grant date using the Hull-White trinomial lattice option pricing model, using the following weighted average assumptions:

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

	September 2010	September 2009

Expected volatility	N/A	77.69 - 78.80%
Risk-free interest rate	N/A	2.45 - 2.58%
Expected lives (years)	N/A	5
Dividend yield	N/A	N/A

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

A summary of option activity under the Stock Option Plan as of September 30, 2010, and changes during the nine-month period then ended is set forth in the following table:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2009	2,788,145	$3.75	3.43	$534

Outstanding - March 31, 2010	2,788,145	$3.75	3.19	$170

Granted	60,000	$2.24
Expired	(9,484)	2.15

Outstanding - June 30, 2010	2,838,661	$3.75	2.99	$-

Exercised	(5,000)	$1.77
Cancelled	(325,000)	5.07

Outstanding - September 30, 2010	2,508,661	$3.56	2.82	$642

Exercisable - September 30, 2010	2,478,661	$3.57	2.79	$633

A summary of the fair-value changes included in stock options within Shareholders’ Equity as of September 30, 2010 is set forth in the following table:

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

Fair Value
As of December 31, 2009	$4,818

Expensed	75
Capitalized as mineral properties	22

As of March 31, 2010	$4,915

Expensed	69
Capitalized as mineral properties	63
Expired	(20)

As of June 30, 2010	$5,027

Expensed	40
Exercised	(5)
Cancelled	(699)
Capitalized as mineral properties	19

As of September 30, 2010	$4,382

The total number of stock options outstanding at the end of the quarter is 2,508,661 with exercise prices ranging from approximately $1.77 to $7.45 and remaining lives ranging from 0.43 to 4.62 years.  The total number of options outstanding represents 5.4% of our issued and outstanding capital.

A summary of the status of our unvested stock options as of September 30, 2010, is set forth below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2009	430,000	$0.92

Vested	(25,000)	1.09

Unvested - March 31, 2010	405,000	$0.91

Granted	30,000	1.17

Unvested - June 30, 2010	435,000	$0.93

Vested	(405,000)	0.91

Unvested - September 30, 2010	30,000	$1.17

As of September 30, 2010, there was $21,560 of unrecognized compensation expense related to the unvested portion of options outstanding.  This expense is expected to be recognized over a weighted-average period of 0.62 years

Long-term equity incentive plan

In May 2010, our shareholders approved the Long Term Equity Incentive Plan (the “LTIP”), effective March 8, 2010 (“Effective Date”).  Under the LTIP we may grant Restricted Stock Units (“RSU awards”) or Restricted Stock Awards (“RSA awards”) to the directors, officers, employees and consultants of Vista and our subsidiaries.  The maximum number of our Common Shares that may be reserved for issuance under the LTIP, together with those reserved for issuance under the Plan (as discussed above), is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.  The total number of Common Shares issuable to our insiders at any time and issued to our insiders within any one year period under the LTIP, together with any stock options issued under the Plan, shall not exceed 10% of the issued and outstanding Common Shares on a non-diluted basis.  The total number of Common Shares issuable to a director under the LTIP shall not exceed the lesser of: (i) 1% of the issued and outstanding Common Shares; and (ii) an annual award value of $100,000 per director.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The LTIP is administered by the Board of Directors, which can delegate the administration to the Compensation Committee or to such other officers and employees of Vista as designated by the Board of Directors.  The Board of Directors will determine the persons to whom awards are made, set the size, type, terms and conditions of the awards, fix the prices (if any) to be paid for the award, interpret the LTIP, adopt, amend and rescind and take all other actions it believes are necessary or advisable for the implementation and administration of the LTIP.

Restricted stock units

The estimated fair value of each of our RSU awards was determined on the date of grant based on the closing market price of our Common Shares on the date of grant.

The following table summarizes the RSU awards during the nine-month period ended September 30, 2010:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2009	-	$-

Granted	177,500	2.37

Unvested - September 30, 2010	177,500	$2.37

On September 13, 2010, we granted 177,500 RSU awards to employees, directors and consultants of Vista.  The market price on the date of grant was $2.37.  All of the RSU awards granted vest on the one-year anniversary of the grant date and upon vesting, a holder of an RSU award will receive one Common Share, for no additional consideration, for each RSU award held.

A summary of the amortization of the fair-value included in stock compensation within Shareholders’ Equity as of September 30, 2010 is set forth in the following table:

Fair Value
As of December 31, 2009	$-

Expensed	13
Capitalized as mineral properties	8

As of September 30, 2010	$21

 As of September 30, 2010, there was $399,929 of unrecognized compensation expense related to the unvested RSU awards outstanding.  This expense is expected to be recognized over a weighted-average period of 0.95 years

11.           Contributed surplus

	September 30,	December 31,
	2010	2009
Balance, beginning of year	$1,848	$1,387

Early extinguishment of convertible notes	$766	$-
Cancelled options	699	14
Expired options—Note 9	20	447

Balance, end of period	$3,333	$1,848

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

On May 20, 2010, we completed the Agreement to repurchase Notes in the principal amount of $5,667,000 and interest payable through maturity of $690,572 (see Note 8).  Upon completion of the Agreement, the carrying value of the equity portion of the extinguished Notes exceeded the fair value of the equity portion by $766,380 resulting in an increase to our contributed surplus account.

12.           Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

	Accumulated other comprehensive income, before tax	Accumulated other comprehensive income, net of tax
As of December 31, 2009	$676	$575

Increases to fair market value during period	51	45
Decreases due to realization of gain	(213)	(187)

As of March 31, 2010	$514	$433

Decreases to fair market value during period	(56)	(49)

As of June 30, 2010	$458	$384

Increases to fair market value during period	239	210
Decreases due to realization of gain	(52)	(46)

As of September 30, 2010	$645	$548

13.           Financial instruments

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

Financial Assets

The carrying amounts and fair values of financial assets are as follows:

		September 30, 2010		December 31, 2009
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents	Loans and receivables	$12,988	$12,988	$28,408	$28,408
Accounts receivable (1)	Loans and receivables	615	615	24	24
Amayapampa disposal consideration	Held-for-trading	4,813	4,813	4,813	4,813
Marketable securities (2)	Available-for-sale	1,163	1,163	1,150	1,150
Total financial assets		$19,579	$19,579	$34,395	$34,395

(1)	Carrying amount is a reasonable approximation of fair value.

(2)	The fair value represents quoted market prices in an active market.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

Financial liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		September 30, 2010		December 31, 2009
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities (1)	Other financial liabilities	$1,956	$1,956	$926	$926
Other long-term liabilities	Other financial liabilities	228	228	228	228
Convertible notes (2)	Other financial liabilities	22,634	21,834	26,678	24,939
Total financial liabilities		$24,818	$24,018	$27,832	$26,093

(1)	Carrying amount is a reasonable approximation of fair value.

(2)	The carrying value of the Notes is being accreted to their maturity value over their expected life using the effective interest rate method.

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

14.           Capital disclosures

Our objectives when managing capital are to safeguard our access to sufficient funding as needed to continue our development of mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable level of risk.

In the management of capital, we include the components of shareholders’ equity and debt.  We manage our capital structure and make adjustments in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital structure, we may issue new shares, issue new debt, acquire or dispose of assets or adjust the amount of our investments. We had no restrictions or covenants on our capital structure as of September 30, 2010. Please see Note 2 for further discussion regarding our management of capital.

In order to facilitate the management of our capital requirements, we prepare annual expenditure budgets which project expected cash and debt positions which are updated as necessary depending on various factors, including successful capital deployment and general industry conditions. The annual and updated budgets are approved by the board of directors (the “Board of Directors” or the “Board”).

In order to maximize cash available for our development efforts, we do not pay dividends. Our cash investment policy is to invest our cash in highly liquid short-term interest-bearing investments with maturities of three months or less when acquired, selected

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

with regards to the expected timing of expenditures from operations.

15.           Supplemental cash flow information

Significant non-cash transactions during the nine months ended September 30, 2010 include the issuance of 1,902,684 Common Shares as partial consideration for the repurchase of Notes in the principal amount of $5,667,000 and interest payable through to the Maturity Date of $690,572 (Note 8).  Also, during the nine-month period ended September 30, 2010, we received 800,000 common shares in the capital of Black Isle Resources Corp. for the repayment of an outstanding $662,000 loan that was previously written off as an uncollectable receivable.  These common shares were valued at $38,400 when received and accordingly have been recorded as a gain in the Consolidated Statements of Loss.

There were no significant non-cash transactions during the nine-month period ended September 30, 2009.

16.           Geographic and segment information

We evaluate, acquire and explore gold exploration and potential development projects.  These activities are focused principally in Mexico, Australia, North America and Indonesia. We reported no revenues in the nine-month period ended September 30, 2010, or for the same period in 2009.  Geographic segmentation of mineral properties and plant and equipment is provided in Notes 6 and 7.

17.           Differences between Canadian and United States generally accepted accounting principles

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

The significant differences in the consolidated statements of loss and comprehensive loss relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	Cumulative during Exploration Stage

Net loss – Canadian GAAP	$(1,344)	$(1,717)	$(7,195)	$293	$(51,378)
Exploration, property evaluation and holding costs - continuing operations(a)	(2,902)	(2,159)	(8,569)	(3,101)	(27,148)
Exploration, property evaluation and holding costs - discontinued operations(a)	-	-	-	-	4,016
Interest accretion on convertible notes (d)	158	251	650	776	2,556
Amortization of debt issuance costs (d)	(34)	(69)	(150)	(202)	(647)
Future income tax benefit/(expense) (e)	(23)	(24)	4	757	(97)
Loss on early extinguishment of convertible notes (d)	-	(122)	416	(122)	294
Financing costs	-	-	-	-	(222)
Stock-based compensation expense (c)	-	-	-	-	2,251
Beneficial conversion feature	-	-	-	-	(2,774)
Gain on sale of Amayapampa	-	-	-	-	2,124
Net loss – U.S. GAAP	(4,145)	(3,840)	(14,844)	(1,599)	(71,025)
Unrealized gain on marketable securities (e)	187	162	(31)	(5,038)	(6,940)
Comprehensive loss – U.S. GAAP	$(3,958)	$(3,678)	$(14,875)	$(6,637)	$(77,965)

Basic and diluted loss per share – U.S. GAAP	$(0.09)	$(0.11)	$(0.32)	$(0.05)

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The significant differences in the consolidated statements of cash flows relative to U.S. GAAP were:

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative during Exploration
	2010	2009	2010	2009	Stage

Cash flows from operating activities, Canadian GAAP	$(931)	$(964)	$(5,195)	$(5,189)	$(33,177)
Additions to mineral properties, net (a)	(2,598)	(2,126)	(8,265)	(3,033)	(28,333)
Cash flows from operating activities, U.S. GAAP	(3,529)	(3,090)	(13,460)	(8,222)	(61,510)

Cash flows from investing activities, Canadian GAAP	(2,815)	(1,454)	(7,991)	5,805	(71,489)
Additions to mineral properties, net (a)	2,598	2,126	8,265	3,033	28,333
Cash flows from investing activities, U.S. GAAP	(217)	672	274	8,838	(43,156)

Cash flows from financing activities, Canadian GAAP	8	19,841	(2,234)	19,841	140,250
Cash flows from financing activities, U.S. GAAP	8	19,841	(2,234)	19,841	140,250

Net increase/(decrease) in cash and cash equivalents - continuing operations	(3,738)	17,423	(15,420)	20,457	35,584
Net increase/(decrease) in cash and cash equivalents - discontinued operations	-	-	-	-	(23,270)
Net increase/(decrease) in cash and cash equivalents	(3,738)	17,423	(15,420)	20,457	12,314

Cash and cash equivalents, beginning of period	16,726	16,300	28,408	13,266	674

Cash and cash equivalents, end of period	$12,988	$33,723	$12,988	$33,723	$12,988

The significant differences in the consolidated balance sheets as at September 30, 2010, and December 31, 2009, relative to U.S. GAAP were:

CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30, 2010			December 31, 2009
	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP

Current assets	$15,158	-	$15,158	$30,317	$-	$30,317
Property, plant and equipment (a)	69,206	(36,598)	32,608	57,443	(26,944)	30,499
Other assets	4,813	-	4,813	4,813	-	4,813
Total assets	$89,177	$(36,598)	$52,579	$92,573	$(26,944)	$65,629

Current liabilities	1,956	-	1,956	926	-	926
Convertible notes (d)	21,834	918	22,752	24,939	2,904	27,843
Other long-term liabilities	228	-	228	228	-	228
Total liabilities	24,018	918	24,936	26,093	2,904	28,997

Capital stock (b,c)	252,072	74,513	326,585	245,964	75,039	321,003
Special warrants	-	222	222	-	222	222
Warrants and options (c)	4,739	406	5,145	5,154	386	5,540
Contributed surplus (b)(d)	3,333	4,032	7,365	1,848	4,818	6,666
Equity component of convertible notes (d)	4,721	(4,721)	-	5,998	(5,998)	-
Other comprehensive income (e)	548	187	735	575	191	766
Deficit (a,b,c,d,e)	(200,254)	(112,155)	(312,409)	(193,059)	(104,506)	(297,565)
Total shareholders' equity	65,159	(37,516)	27,643	66,480	(29,848)	36,632

Total liabilities & shareholders' equity	$89,177	$(36,598)	$52,579	$92,573	$(26,944)	$65,629

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

The three levels of the fair value hierarchy are:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

●	Level 3 – Inputs that are not based on observable market data.

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

18.           Related party transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  The founder and partner of Sierra is also one of our directors. Under the terms of the agreement, Sierra will provide us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis.  Sierra will assist us with our efforts to maintain an investor relations program and provide support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10,000 during the term of the agreement and issue to Sierra 60,000 of our stock options.  As of September 30, 2010, we had made payments to Sierra under the agreement totaling $180,000; of which $90,000 had been paid during the nine-month period ended September 30, 2010, and had issued the 60,000 stock options to Sierra with a recorded expense of $53,540.

19.           Subsequent events

Increase in size of private placement and closing of private placement

On October 12, 2010, we announced that we have agreed to include a co-agent with our Canadian agent in respect of our private placement of special warrants (“Special Warrants”) and, subject to the approval of the Toronto Stock Exchange and the NYSE Amex, to increase the size of the financing from up to $30,000,000 (or 13,043,479 Special Warrants) to up to $33,757,000 (or 14,676,740 Special Warrants).  In addition, we agreed to adjust the acceleration provision of the warrants (“Warrants”) issuable upon exercise of the Special Warrants to provide that the Warrants will be cancelled if not exercised within 25 (instead of 15) business days after receipt of the early exercise request from Vista.  All other terms of the private placement, the Special Warrants and the securities issuable upon exercise of the Special Warrants remain unchanged from those previously reported.

On October 22, 2010 we announced that we had closed our private placement of Special Warrants.  We issued an aggregate of 14,666,739 Special Warrants, for gross proceeds of $33,733,500.  The proceeds from the financing have been placed into an escrow account with a Canadian financial institution and upon receipt of Shareholders’ Approval (as defined below), the proceeds

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

will be released to us and used for the following purposes: (i) to repurchase the $23,000,000 principal amount of the Notes due March 4, 2011, (ii) the advancement of the Mt. Todd project, and (iii) for general corporate purposes.

The Special Warrants will automatically be exercised, for no additional consideration, for one Common Share of Vista and one Common Share purchase warrant (a “Warrant”) upon receipt of our shareholders’ approval of the private placement (the “Shareholders’ Approval”). Each Warrant will be exercisable over a five-year period from the closing of the private placement, to purchase one Common Share (a “Warrant Share”) at a purchase price of $3.50 during the first year, $4.00 during the second year, $4.50 during the third year and $5.00 thereafter until the expiry of the Warrant. If the closing price of the Common Shares on the NYSE Amex Equities Stock Exchange is at least 35% above the current Exercise Price of the Warrants for a period of 15 consecutive trading days, then we will have the option to request that the Warrants be exercised. If the Warrants are not exercised within 25 business days following this request, they will be cancelled.  We anticipate requesting the Shareholders’ Approval at a Special Shareholders’ Meeting to be held on December 15, 2010.

In addition, we issued a total of 652,175 Special Warrants and 652,175 compensation warrants (each compensation warrant being exercisable for two years from the closing of the private placement, to acquire one Common Share at a price of $2.30) to the agents and finders that provided services in connection with the financing.  These Special Warrants and compensation warrants are subject to Shareholders’Approval.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. (“Vista” or the “Corporation”) for the three- and nine-month periods ended September 30, 2010 has been prepared based on information available to us as of November 1, 2010.  This MD&A should be read in conjunction with the annual consolidated financial statements of the Corporation for the three years ended December 31, 2009 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada and the accompanying consolidated interim financial statements of the Corporation for the period ended September 30, 2010 (collectively, the “Consolidated Financial Statements”).  Reference to Note 20 to the consolidated annual financial statements and Note 17 to the consolidated interim financial statements for the period ended September 30, 2010 should be made for a discussion of the differences between Canadian and United States GAAP and their effect on the Consolidated Financial Statements.  This MD&A contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.  See “Note Regarding Forward-Looking Statements” below.

All amounts stated herein are in U.S. dollars in thousands, except per share amounts, per warrant amounts, per ounce amounts, number of Common Shares, number of warrants, number of stock options and the amounts listed in the tables and text within the “Project Updates” section below, unless otherwise noted.

Results from Operations

Our consolidated net loss for the three-month period ended September 30, 2010, was $1,344 or $0.03 per share compared to $1,717 or $0.05 per share for the same period in 2009.  Our consolidated net loss for the nine-month period ended September 30, 2010, was $7,195 or $0.16 per share compared to consolidated net earnings of $293 or $0.01 per share for the same period in 2009.  For the three-month period ended September 30, 2010, the decrease in the consolidated net loss of $373 from the respective prior period is primarily the result of a decrease in corporate administration and investor relations of $483, a decrease in interest expense of $262 and an increase in the gain on currency translation of $100; these amounts have been partially offset by a gain of $537 on the early extinguishment of debt during the 2009 period.  For the nine-month period ended September 30, 2010, the increase in the consolidated net loss of $7,488 from the respective prior period is primarily due to decreases in the gain on disposal of marketable securities of $6,564.  The gain during the 2009 periods was the result of the sale of our Allied Nevada Gold Corp. (“Allied”) shares which we retained in connection with the transaction that resulted in the formation of Allied and the transfer of Vista’s Nevada properties to Allied.  Also contributing to the increase in the net loss for the nine-month period was an increase in the loss on early extinguishment of our senior secured convertible notes (the “Notes”) of $2,518.  On May 20, 2010, we entered into a Note repurchase agreement whereby we repurchased $5,667 of outstanding principal Notes in exchange for cash and Common Shares and on July 14, 2009 we entered into a Note repurchase agreement whereby we repurchased $1,333 of outstanding principal Notes in exchange for cash (see Consolidated Financial Statements – Note 8).  These increases for the nine-month period ended September 30, 2010 have been partially offset by decreases in corporate administration and investor relations of $401, interest expense of $334, loss on the sale of mineral properties of $131 and the write-down of marketable securities of $123.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $422 for the three-month period ended September 30, 2010 and $1,291 for the nine-month period ended September 30, 2010, as compared with $412 and $1,014 for the same periods in 2009. For both the three-month and nine-month periods, there were no significant variances as we continue to move our projects towards development decisions.

Corporate administration and investor relations

Corporate administration and investor relations costs decreased to $837 during the three-month period ended September 30, 2010, compared with $1,320 for the same period in 2009.  The decrease of $483 from the respective prior period is primarily due to a decrease in stock-based compensation expense of $369, as discussed below.  Also contributing to the decrease is a decrease in employee compensation costs of $53.  This decrease is attributable to more costs being allocated and capitalized to mineral properties.

Corporate administration and investor relations costs decreased to $2,904 for the nine-month period ended September 30, 2010 compared with $3,305 for the same period in 2009.  The decrease of $401 from the respective prior period is primarily due to a decrease in stock-based compensation expense of $465.  The decrease in stock-based compensation expense is primarily the result of our issuance of restricted stock units in September 2010 as compared to the issuance of stock options in September 2009.  Restricted stock units vest over a period of one year and the intrinsic value is expensed equally over the vesting period as compared to stock options that had a vesting period of 2 years, of which 50% vest immediately and accordingly 50% of the value is expensed immediately upon issuance and the remaining 50% expensed over the vesting period.  The result is a much greater expense up front upon issuance of stock options.

Depreciation and amortization

Depreciation and amortization expense was $70 for the three-month period ended September 30, 2010, approximately level with $66 for the same period in 2009.  Depreciation and amortization expense increased to $202 during the nine-month period ended September 30, 2010, compared with $180 for the same period in 2009.  The increase of $22 for the nine-month period was mostly due to capital expenditures at the Mt. Todd gold project during the nine-months ended September 30, 2010 that have begun to be depreciated.

Interest expense

Interest expense was $298 for the three-month period ended September 30, 2010 and $1,389 for the nine-month period ended September 30, 2010, as compared with $560 and $1,723 for the same periods in 2009.  The decreases of $262 and $334 for the respective prior periods are attributable to the repurchase of $5,667 of the Notes in May 2010. For the three-month period ended September 30, 2010, $158 is attributable to the accretion of the debt discount and $140 is attributable to interest expense.  For the nine-month period ended September 30, 2010, $650 is attributable to the accretion of the debt discount and $739 is attributable to interest expense.  These amounts are approximately 24% of the full interest expense associated with the issuance of the Notes.  We capitalized the remaining 76% as additions to mineral properties in accordance with ASC 835-20 Capitalization of Interest and our accounting policy.

Other income and expense

Gain on disposal of marketable securities

For the three-month period ended September 30, 2010, we realized a gain of $52 on the disposal of marketable securities, compared with a gain of $14 for the same period in 2009.  The gain for the three-month period in 2010 resulted from the sale of securities that had a book value of $6 and the gain for the same period in 2009 resulted from the sale of securities that had a book value of $6.

For the nine-month period ended September 30, 2010, we realized a gain of $265 on the disposal of marketable securities, compared with a gain of $6,829 for the same period in 2009.  The gain for the nine-month period in 2010 resulted from the sale of securities that had a book value of $21 and the gain for the same period in 2009 resulted from the sale of securities that had a book value of $2,224.

For the nine-month period ended September 30, 2010, the decrease in the gain was mostly the result of our sale on April 3, 2009, of all of our 1,529,848 common shares of Allied for $9,016.  These shares had a book value of $2,194.

At September 30, 2010, we held marketable securities available for sale with a quoted market value of $1,163.  We purchased the securities for investing purposes with the intent to hold the securities until such time as it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment.

Gain/(loss) on early extinguishment of convertible notes

On July 14, 2009, we entered into Note Repurchase Agreements (the “Whitebox Repurchase Agreements”) with Whitebox Combined Partners, LP (“Whitebox Combined Partners”), Whitebox Convertible Arbitrage Partners, LP (“Whitebox Convertible Arbitrage”) and Whitebox Special Opportunities Fund Series B Partners, LP (“Whitebox Special Opportunities”) whereby we agreed to repurchase their respective Notes.

Pursuant to the Whitebox Repurchase Agreements, we agreed to repurchase Notes (i) in the principal amount of $504 from Whitebox Combined Partners for an aggregate purchase price, including interest, of $332; (ii) in the principal amount of $510 from Whitebox Convertible Arbitrage for an aggregate purchase price, including interest, of $336; and (iii) in the principal amount of $319 from Whitebox Special Opportunities for an aggregate purchase price, including interest, of $210, based on a settlement date of July 14, 2009. We allocated the consideration paid on the repurchase of the convertible notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction.  A gain of $537 was recorded in our Consolidated Statement of Earnings and (Loss) as a result of the convertible notes repurchase.

On May 20, 2010, we entered into a Notes Repurchase Agreement (the “Agreement”) with Whitebox Advisors LLC (“Whitebox”) whereby we agreed to repurchase their remaining Notes.

Pursuant to the Agreement, we agreed to repurchase Notes in the principal amount of $5,667 and interest payable through maturity on the Notes of $691.  We agreed to pay Whitebox $2,233 in cash and to issue 1,902,684 in Common Shares to Whitebox as consideration for the principal amount of the Notes and interest payable of $6,358, in aggregate.  The Common Shares issued were based on a share price of $2.15.  We allocated the consideration paid on the repurchase of the Notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction as is required under EIC 96, “Accounting for the Early Extinguishment of Convertible Securities Through (1) Early Redemption or Repurchase and (2) Induced Early Conversion”.  A loss of $1,981 was recorded in our Consolidated Statement of Earnings and (Loss) as a result of the Notes repurchase.

The Agreement and the Whitebox Repurchase Agreements were initiated by Whitebox and were not the result of any solicitation by or on our behalf. We have not initiated any broader effort to repurchase or restructure any of our remaining Notes and did not act upon the basis of material non-public information in determining to enter into the any of the agreements above.

Interest income

Interest income increased to $17 for the three-month period ended September 30, 2010 and $106 for the nine-month period ended September 30, 2010 as compared with $16 and $65 for the same periods in 2009.  The slight increases of $1 and $41 from the respective prior periods are due to increased cash balances for the 2010 periods as compared with the same periods in 2009.

Future income tax (benefit)/expense

During the three-month period ended September 30, 2010, the future income tax benefit was $23 compared with $24 for the same period in 2009.  During the nine-month period ended September 30, 2010, the future income tax expense was $4 compared with $757 for the same period in 2009.  For the nine-month period ended September 30, 2010, the decrease of $753 in the future income tax expense from the prior period is mostly the result of the sale by Vista of its 1,529,848 shares in Allied on April 3, 2009.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $931 for the three-month period ended September 30, 2010, compared to $964 for the same period in 2009.  The decrease of $33 is mostly the result of a decrease in interest paid of $11 for the three-month period ended September 30, 2010.  This decrease is attributable to the payment of interest associated with the repurchase of $1,333 of the Notes in July 2009.

Net cash used in operating activities was $5,195 for the nine-month period ended September 30, 2010, compared to $5,189 for the same period in 2009.  The increase of $6 is mostly the result of the decrease of $361 in the amount of interest paid on the Notes. We repurchased $1,333 of the Notes in July 2009 and $5,667 of the Notes in May 2010, therefore the outstanding principal balance upon which we pay interest on was less during the 2010 period as compared with the 2009 period.  This decrease has been offset by an increase in cash used for accounts payable, accrued liabilities and other of $336.

Investing activities

Net cash used in investing activities was $2,815 for the three-month period ended September 30, 2010, as compared to $1,454 for the same period in 2009.  The increase in cash used by investing activities of $1,361 is primarily due to an increase in cash used for additions to mineral properties of $1,368.  During the 2010 period we undertook a drilling program at the Mt. Todd gold mine.  There were no similar programs during the 2009 period.

Net cash used in investing activities was $7,991 for the nine-month period ended September 30, 2010, as compared to net cash provided by investing activities of $5,805 for the same period in 2009.  The increase in cash used in investing activities of $13,796 is mostly the result of the following items:

●	a decrease in the proceeds from the sale of marketable securities of $8,770. On April 3, 2009, we sold all 1,529,848 common shares of Allied Nevada that we held for $9,016;

●
an increase in cash used for additions to mineral properties of $5,196.  During the 2010 period we undertook a drilling program at the Mt. Todd gold mine.  There were no similar programs during the 2009 period; and

●
a decrease in the proceeds received upon the disposal of mineral property.  In June 2009, we sold most of the remaining patented mining claims in Colorado for $188.  There were no similar transactions during the 2010 period.

Offsetting these increases was a decrease in cash used in the additions to plant and equipment of $125.

Financing activities

Net cash provided by financing activities was $8 for the three-month period ended September 30, 2010 and net cash used by financing activities was $2,234 for the nine-month period ended September 30, 2010, compared with net cash provided by financing activities of $19,841 for both the three- and nine-month periods during 2009.  The cash used in financing activities for the nine-month period ended September 30, 2010 was the result of the cash consideration of $2,242 paid for the repurchase of $5,667 of Notes on May 20, 2010.  For both the three- and nine-month periods ended September 30, 2010, stock option exercises produced cash proceeds of $8.

The cash provided by financing activities for both the three- and nine-month periods in 2009 was mostly the result of the completion of a public offering on September 21, 2009 and the completion of the over-allotment on September 25, 2009 in which we offered and sold an aggregate 10,120,000 Common Shares.  Proceeds to Vista after commission and other fees were $20,707.  Vista also repurchased $1,333 of Notes on July 14, 2009 for cash consideration of $866.

Liquidity and Capital Resources

At September 30, 2010, our total assets were $89,177 compared to $92,573 at December 31, 2009, representing a decrease of $3,396.  At September 30, 2010, we had negative working capital of $8,632 as compared with positive working capital of $29,391 at December 31, 2009, representing a decrease of $38,023.  This decrease relates primarily to a reclassification of the Notes to a short-term debt obligation of $21,834 as of September 30, 2010 as compared to a long-term debt obligation of $24,939 as of December 31, 2009.  The Notes come due on March 4, 2011.  Also contributing to the decrease is a decrease in cash balances of $15,420.

The principal components of working capital at September 30, 2010 are cash and cash equivalents of $12,988 and the Notes of $21,834.  The principal component of working capital at December 31, 2009 was cash and cash equivalents of $28,408.  Other components include marketable securities (September 30, 2010 - $1,163; December 31, 2009 - $1,150) and other liquid assets (September 30, 2010 - $1,007; December 31, 2009 - $759).

As a result of the delay in obtaining the Change of Forest Land Use Permit (“CUSF”) at the Concordia gold project and the current uncertainty in the resource and financial markets, management has adopted a revised plan and budget for the year 2010. The plan continues those programs necessary to expedite the development of the Concordia gold project and to advance the Mt. Todd Pre-Feasibility Study ("PFS"), while minimizing expenditures in other areas. The budget estimates that, in the event that financing for the Concordia gold project is not available on acceptable terms in 2010, we would have sufficient working capital to fund our planned operations at least through the end of 2010, without additional financing. We will continue to examine potential funding alternatives for the project, which may include project financing, debt financing or equity financing (see below for details regarding our recently completed private placement).

On March 4, 2011, the $23,000 principal balance of the Notes will come due.  Presently, we do not have sufficient capital to meet this obligation.   On September 30, 2010, we announced our intention to undertake a private placement financing, subject to shareholder and regulatory approvals, in which we plan to raise gross proceeds of up to $30,000 (subsequently increased to up to $33,757 and completed for gross proceeds of $33,733 on October 22, 2010, see Subsequent Events, below) from the sale of up to 13,043,479 (subsequently increased to up to 14,676,740 and issued on October 22, 2010) special warrants of Vista (the “Special Warrants”), each priced at $2.30.  The Special Warrants will automatically be exercised, for no additional consideration, for one Common Share and one Common Share purchase warrant (a “Warrant”) upon receipt of our shareholders’ approval of the private placement (the “Shareholders’ Approval”) and receipt of the approval of the NYSE Amex Equities Exchange. Each Warrant will be exercisable over a five-year period from the closing of the private placement, to purchase one Common Share (a “Warrant Share”) at a purchase price (“Purchase Price”) of $3.50 during the first year, $4.00 during the second year, $4.50 during the third year and $5.00 until the expiry of the Warrant. If the closing price of the Common Shares on the NYSE Amex Equities Stock Exchange is at least 35% above the current Purchase Price of the Warrants for a period of 15 consecutive trading days, then we will have the option to request that the Warrants be exercised. If the Warrants are not exercised within 15 business days (subsequently increased to 25 business days, see Subsequent Events, below) following this request, they will be cancelled.

We have agreed to use our commercially best efforts to have a registration statement, with respect to the resale of the Common Shares, Warrants and Warrant Shares issuable under the private placement, declared effective by the U.S. Securities and Exchange Commission within four months of the receipt of the Shareholders’ Approval.

We have agreed to pay fees in respect of subscriptions from investors introduced to us by a finder in the United States and an agent and finder in Canada.  The fees will be payable in that number of Special Warrants equal to 5% of the number of Special Warrants purchased by investors introduced by that finder or agent.  In addition, the finders and the agents will be issued the number of compensation warrants equal to 5% of the Special Warrants sold to purchasers introduced by that finder or agent pursuant to the private placement with each compensation warrant being exercisable for two years from the closing of the private placement, to acquire one Common Share at a price of $2.30 per Common Share.

We anticipate requesting the Shareholders’ Approval at a Special Shareholders’ Meeting on December 15, 2010.  The exercise of the Special Warrants and the issuance of the Common Shares and Warrants are subject to the approval of the Toronto Stock Exchange, the NYSE Amex Equities Exchange and other regulatory approvals.

If the Shareholders’ Approval and other required approvals are obtained by December 15, 2010, the net proceeds will be used for the following purposes: (i) to repurchase the $23,000 principal amount of outstanding 10% senior secured convertible notes due March 4, 2011, (ii) the advancement of the Mt. Todd project, and (iii) for general corporate purposes.

In the event that we do not receive the Shareholders’ Approval or the NYSE Amex Equities Exchange’s approval of the private placement and our efforts do not generate adequate additional financing, or the renegotiation of the terms of the Notes does not prove successful, we will not have sufficient cash or cash equivalents to repay the Notes.  However, the Notes are secured only by the assets and mining concessions related to the Concordia gold project (collectively, the “Pledged Assets”).  In the event that we cannot raise sufficient capital to repay our obligations under the Notes, the holders of the Notes are entitled to require possession of  the Pledged Assets to be transferred to them (or a company appointed by them) and to seek court approval for the sale of the Pledged Assets.  Any proceeds received by the holders of the Notes from the sale of the Pledged Assets would be applied to any principal and interest that we owe under the Notes, with us continuing to be obligated to repay any remaining balance owing under the Notes on an unsecured basis.  The assets of the Concordia gold project have a total carrying value of $38,996 as at September 30, 2010 (see Consolidated Financial Statements - Notes 6 and 7), of which $17,187 relates to plant and equipment stored in Canada to be used at the Concordia gold project.

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

(2)
Purchase obligations include option payments totaling $200 for the Yellow Pine gold project.  We still have outstanding $200, of which $100 is to be paid in less than a year and $100 is to be paid in 1 to 3 years.  Also included in purchase obligations is $228 to be paid in connection with the land purchase at the Concordia gold project.  We intend to pay the $228 purchase obligation by the end of 2010.

Transactions with Related Parties

Agreement with Sierra Partners LLC

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  The founder and partner of Sierra is also a director of the Corporation. Under the terms of the agreement, Sierra will provide consulting services to the Corporation commencing April 1, 2009 and ending on March 31, 2010 and continuing thereafter on a month-to-month basis beginning April 1, 2010.  Sierra will assist with our efforts to maintain an investor relations program and provide support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10 during the term of the agreement and issue to Sierra 60,000 of our stock options.  As of September 30, 2010, we had made payments to Sierra under the agreement totaling $180; of which $90 had been paid during the nine-month period ended September 30, 2010, and had issued the 60,000 stock options to Sierra with a recorded expense of $54.

Director participation in private placement financing

The following directors of Vista participated in the Special Warrant private placement: (a) W. Durand Eppler, 70,000 Special Warrants, (b) Michael B. Richings – 25,000 Special Warrants, (c) Frederick H. Earnest – 20,000 Special Warrants and (d) John M. Clark – 10,869 Special Warrants. The Corporate Governance Committee approved the issuance of the foregoing Special Warrants to the directors.

Project Updates

Amounts and numbers contained within the tables and the text in this “Project Updates” section are not stated in thousands of U.S. dollars.

Paredones Amarillos Gold Project Name Change

On September 7, 2010, we announced that we had changed the name of our wholly-owned Paredones Amarillos gold project to the Concordia gold project. We believe this will better reflect the integration of the project with the environmental, social and economic priorities of the region.

The name Concordia (translated as “agreement” or “oneness”) was selected after a wide-ranging dialogue with local communities and other project stakeholders.  The name change is part of a broad program intended to communicate our commitment to developing the Concordia gold project in a way that is consistent with contemporary standards for sustainable development, environmental stewardship, and the health and safety of the communities in which we operate.

We believe that the name change reflects the spirit of our collaboration and the values we share with the local communities and project stakeholders as the Concordia gold project moves forward.

Comprehensive Update for the Concordia Gold Project

On July 19, 2010, we announced an update on the Concordia gold project located in Baja California Sur, Mexico (“BCS”).  The update discusses the status of the Change of Forest Land Use Permit (“CUSF”) permit application, technical programs in progress, and a general overview of the development of the Concordia gold project.

Change of Forest Land Use Permit-Application Status

Previously we announced that the Mexican Secretariat of the Environment and Natural Resources (“SEMARNAT”) had dismissed our application for the CUSF.  In its dismissal, SEMARNAT had questioned the validity of the Temporary Occupation Permits (“TOP”) issued by the General Direction of Mines in the Secretariat of Economy, which were required as part of the CUSF application.  SEMARNAT also identified the need for additional technical studies.

The Concordia gold project is located in a special use area on the northern limit of the buffer zone of the Sierra de La Laguna Biosphere (the “Biosphere”).  In the immediate Concordia gold project area, the surface land is divided between land owned directly by us and a parcel of federal land which has yet to be defined by a survey on the ground.  The TOP apply to both the privately held land and the federal land.  In questioning the validity of the TOP, SEMARNAT has requested confirmation of the boundaries of the federal land, and is seeking to determine if some or part of the federal land is subject to a prior request by the Mexican National Commission for Natural Protected Areas (“CONANP”) to be the administrator of the federal land. We expect that the Secretariat of Agrarian Reform (“SRA”) will release the survey results and clarify what part of the federal land is subject to CONANP’s claim. Subsequently, Minera Paredones Amarillos S.A. de C.V. (“MPA”) expects SRA to grant CONANP's request to become the administrator of the applicable part of the federal land in accordance with their previous request. CONANP has indicated that it will administer the federal land which lies within the buffer zone of the Biosphere in accordance with the established management plan, which authorizes mining activities in the area of the Concordia gold project.  We expect this process to result in the validation of the TOP and recognition of such by SEMARNAT.  Following the validation of the TOP, MPA will submit a new CUSF application.  The timing for completion of these types of bureaucratic processes is uncertain but we hope to be in a position to submit the CUSF application by the end of this year.

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

Following the submission of the new CUSF application, MPA intends to present to SEMARNAT the documents to modify and extend the Concordia gold project’s environmental permits that were issued in 1997 and, unless extended by MPA, will expire in 2012.  The modifications will reflect the many design changes made to improve the Concordia gold project and enhance environmental protections which are now incorporated into our proposed development.

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

MPA has established ASUDES, a civil association (similar in function to a foundation). The goals of ASUDES are to promote improved access to health care and more educational opportunities for members of the Concordia gold project’s community.  A number of programs have been established in the area of health and education which have been well received by the local communities.

Estimated Mineral Reserves and Results of a Preliminary Feasibility Study at our Mt. Todd Gold Project

On August 18, 2010 we announced estimated proven and probable mineral reserves of two million ounces and the positive results of a Preliminary Feasibility Study (“PFS”) for the Batman deposit at our Mt. Todd gold project.  The PFS was managed by TetraTech MM Inc. (“TetraTech”) of Golden, Colorado, which also undertook the resource modeling and estimation, geotechnical, environmental and site reclamation engineering and design. Mr. John Rozelle, PG, Manager of TetraTech’s Mineral Resource Division and Principal Geologist, an independent Qualified Person as defined by Canadian National Instrument 43-101 (“NI 43-101”), prepared or supervised the preparation of material on behalf of TetraTech.  Thomas Dyer, P.E., of Mine Development Associates, an independent Qualified Person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of Mine Development Associates.  Mr. Rozelle and Mr. Dyer prepared or supervised the preparation of the information that forms the basis for the scientific and technical information disclosed herein.  The PFS study entitled the “Mt. Todd Gold Project Prefeasibility Study” is available on SEDAR (www.sedar.com) and was filed on October 4, 2010.

The PFS base case (the “Base Case”) was evaluated using the three-year trailing average gold (Au) price of $950 per ounce. Mineral reserve estimates and production highlights from the Base Case are tabulated below.

Base Case Production Highlights
Base Case Reserves and Production Estimates at $950/ounce Au
Proven and Probable Mineral Reserves (at a 0.55 g Au/tonne cut-off)*	60,049,000 tonnes at 1.05 g Au/tonne
Contained Au	2,026,000 ounces
Life of Mine Production	1,662,000 ounces
Average Annual Production (based on 8.86 year mine life)	187,500 ounces Au per year
Mining Rate	22,900,000 tonnes per year
Mill Throughput Rate	18,500 tonnes per day
Stripping Ratio (waste:ore)	2.37
Mine Life	8.86 years

* Elevated cutoff grades were used to constrain the total estimated mineral reserve tonnes to the remaining tailings capacity while maximizing return.  In most areas, a cutoff grade of 0.55 g gold/tonne was used.  Select benches in the first two phases of mining used a cutoff grade of 0.60 g gold/tonne.

The PFS was completed using a foreign exchange rate of $0.85 = A$1.00 and incorporates mid-2010 costs.  The following table summarizes the Base Case economic results with a comparison to the Base Case sensitivity at a gold price of $1,200 per ounce and a foreign exchange rate of $0.90 = A$1.00.

Summary of Base Case Economic Results
	$950/oz Au & $0.85/A$1.00	$1,200/oz Au & $0.90/A$1.00
Average Cash Operating Cost ($ per oz Au produced)	$476	$493
Average Total Cash Production Costs ($ per oz Au produced)	$487	$507
Pre-Production Capital Cost:	$441,258,000	$459,820,000
Sustaining Capital Cost:	$32,981,000	$32,981,000
Internal Rate of Return	14.9% before tax 9.8% after tax	25.4% before tax 16.2% after tax
Cumulative Cash Flow (pre-tax)	$472,615,000	$848,724,000
Net Present Value at 5% discount (pre-tax)	$210,144,000	$487,156,000

Mineral Resources and Reserves Estimates

The PFS is based on our updated gold mineral resource estimate for the Batman deposit as of June 11, 2009, which assumed a cutoff grade of 0.40 grams of gold per tonne. The resource estimate is detailed in the report "Mt. Todd Gold Project - Updated Preliminary Economic Assessment Report - Northern Territory, Australia" dated June 11, 2009 and is available on SEDAR at www.sedar.com.  The resources are tabulated below.

Resource Classification	Metric Tonnes	Average Grade (grams/tonne)	Short Tons	Average Grade (ounces/ton)	Contained Au Ounces
Measured	52,919,000	0.91	58,333,000	0.026	1,543,000
Indicated	138,020,000	0.81	152,139,000	0.024	3,581,000
Measured & Indicated	190,939,000	0.84	210,472,000	0.024	5,125,000
Inferred	94,008,000	0.74	103,625,000	0.022	2,244,000

The estimated measured and indicated mineral resources included in the table above includes 60.049 million tonnes of proven and probable reserves shown in the table of estimated proven and probable reserves below.

Mine Development Associates used the June 2009 resource model to develop an open pit mine design, including intermediate pits plans and production schedules.

The mineral reserve estimates prepared and reported by Mine Development Associates, under the supervision of Mr. Dyer, and using the June 2009 resource model at a gold price of $950 per ounce of gold and cut-off grade of 0.55* grams of gold per tonne are summarized in the following table.

Mt. Todd Proven & Probable Reserve Estimate
Reserve Classification	Metric Tonnes	Average Grade (grams/tonne)	Short Tons	Average Grade (ounces/ton)	Contained Au Ounces
Proven	24,458,000	1.09	26,960,000	0.032	854,000
Probable	35,591,000	1.02	39,232,000	0.030	1,172,000
Proven & Probable	60,049,000	1.05	66,192,000	0.031	2,026,000

*Elevated cutoff grades were used to constrain the total reserve tonnes to the remaining tailings capacity while maximizing return.  In most areas, a cutoff grade of 0.55 g Au/tonne was used.  Select benches in the first two phases of mining used a cutoff grade of 0.60 g Au/tonne.

Capital and Operating Cost Estimate

Estimated life-of-mine average total cash production costs are projected to be $487 per ounce, with the highest costs occurring in the first five years of the project.  The latter half of the project life benefits from decreases in the required stripping.  Pre-production capital costs including contingency, owner's costs and working capital are estimated to be $441 million and sustaining capital over the life of the mine is estimated to be $33 million.  Post-operation reclamation costs are not included in the total capital costs, but are included in the cash flow analyses and return on investment calculations.

Mining

We plan to extract ore from the mine using conventional open pit mining equipment and techniques.  A waste mining fleet consisting of 180-tonne trucks and 21 m3 shovels has been selected to complement the 140-tonne truck and loader ore mining fleet.  We would be the owner and operator of the mining fleets and we expect to enter into maintenance and repair contracts for the major mining equipment. In the Base Case, ore will be mined in three pit development phases over a period of 8.86 years.  Waste rock will be placed in a single waste dump and concurrent reclamation is planned for the lower benches of the dump.

Processing

Following an extensive review of the plant performance data from previous operators, it was clear to us that there were a number of key reasons why these operations were unsuccessful. As a result, we undertook mineralogical and metallurgical studies to fully understand the type of ore that would be treated over the life of the proposed mine. This was followed by laboratory test programs that evaluated the metallurgical process, proposed equipment and the expected performance and cost parameters. We believe that principal reasons that led to the previous operational failure were:

•
Ore hardness - the plant built by the previous operator was poorly designed to handle the hard ore and failed to produce a satisfactory product or achieve design capacity. We tested and determined the expected ore hardness and then evaluated various combinations of equipment. The best combination of equipment involved primary and secondary crushing, tertiary crushing employing  high pressure grinding rolls (HPGR) followed by a large ball mill. The use of HPGR is expected to result in a product which significantly improves the efficiency of the grinding circuit. For the Base Case the circuit is very simple with a large primary gyratory crusher, a secondary cone crusher, a single HPGR unit and a single ball mill. HPGR technology is currently being successfully used by Newmont Mining Corporation, at Australia’s largest gold mine, the 20 million ounce Boddington mine in Western Australia. The circuit has been designed to reflect the results of leach tests that indicate that the optimum grind size should be 80% passing 100 mesh, coarser than used in previous operations.

•
Metallurgy – A number of metallurgical problems were encountered in the past, mostly related to copper minerals in the ore. Our test program focused first on understanding the form and distribution of the copper minerals in the ore body and then on the best metallurgical approach to deal with the copper. In the mineralogical review it became apparent that the form of the copper minerals changes with depth. In the upper part of the ore body, mostly mined out by previous operators the copper existed mainly as secondary copper minerals such as chalcocite, bornite and covellite; these minerals are very soluble in cyanide which greatly increased the expense of leaching. The remaining ore contains mainly primary copper minerals like chalcopyrite which generally has a very minor effect on leaching and cyanide consumption. The tests we undertook on representative samples of the ore to be mined showed that whole ore leaching combined with a carbon-in-pulp recovery circuit yields acceptable recoveries of 82%.

The proposed plant for the Base Case will have a design capacity of 18,500 tonnes per day and has been designed to be simple, efficient and easy to maintain. The proposed flowsheet indicates that following grinding the slurried ore will be sized by cyclones, thickened, pre-aerated, and then leached in tanks prior to recovery in a hybrid carbon-in-pulp circuit.  Gold will be stripped from the carbon and precipitated in an electrowinning cell prior to refining into doré bars.  The tailings would be detoxified using the SO2/Air process and deposited in the existing tailings impoundment facility.

Further contributing to lower costs, the proposed project will self-generate power using low cost natural gas which can be supplied to the site via the existing natural gas pipeline.  The project also includes plans to produce lime from nearby limestone deposits, thereby significantly reducing the supply cost for this reagent.

Infrastructure

As a previously operated project, the Mt. Todd gold project site has existing infrastructure which includes: a fresh water storage reservoir with sufficient capacity to sustain the proposed operation, paved access roads, concrete foundations for some of the crushing circuit, a natural gas pipeline and an electrical power line.  Power will be generated on site using a gas-turbine generator which is included in the project capital. The power plant is designed to have excess capacity to meet higher loads during large equipment starting up.  Excess power during operations will be sold into the grid further reducing expected costs.  During the 9-year post-closure period, we intend to continue operating the natural gas turbine power generating plant.  Revenues derived from selling power to the grid during this period are expected to fund all of the reclamation activities.

Environmental

Both the Base Case and Sensitivity Case include engineering designs for the closure of the mine site following cessation of production.  The closure plan was designed to meet all requirements for long-term reclamation of the site and cost estimates include provisions for monitoring required under applicable law.

Economic Analysis

The Base Case economic analysis was completed using the three-year trailing average gold price of $950 per ounce and a foreign exchange rate of $0.85 = $A1.00.  We have also completed sensitivity analyses calculated at gold prices of $1,000, $1,100, $ 1,200 and $1,500 per ounce.  The $1,200 and $1,500 sensitivity analyses incorporate the current foreign exchange rate of $0.90 = A$1.00.  Estimated before and after tax economic results, showing the internal rate of return (IRR) and net present value at a 5% discount rate (NPV5%), cumulative cash flow and sensitivity to changes in gold price are shown in the following tables.

Before–Tax Economic Results
Gold Price Scenario	Before Tax IRR (%)	Before Tax NPV5%	Before Tax Cumulative Cash Flow
Base Case $950 Gold Price	14.9%	$ 210,144	$ 472,615
$1,000 Gold Price	17.5%	$ 272,260	$ 554,865
$1,100 Gold Price	22.6%	$ 396,494	$ 719,366
$1,200 Gold Price	25.4%	$ 487,156	$ 848,724
$1,500 Gold Price	39.3%	$ 859,856	$ 1,342,227

After-Tax Economic Results
Gold Price Scenario	After Tax IRR (%)	After Tax NPV5%	After Tax Cumulative Cash Flow
Base Case $950 Gold Price	9.8%	$ 71,127	$ 252,490
$1,000 Gold Price	11.4%	$ 100,497	$ 207,598
$1,100 Gold Price	14.5%	$ 158,192	$ 359,190
$1,200 Gold Price	16.2%	$ 198,827	$ 418,218
$1,500 Gold Price	23.9%	$ 359,612	$ 624,317

Exploration Potential

We control a large land package (160,878 hectares) of Exploration Tenements surrounding the Mt. Todd gold project. As we previously announced, our geologists have identified four new exploration targets at the Mt. Todd gold project that are now being followed up on through additional sampling and testing.  Of note, at the target identified as MSTS-4, rock chip sampling, in an area with limited exposure, returned a 25.0 g/t gold sample from a small outcrop of fault breccia.  Further sampling returned 23.0 g/t and 7.7 g/t gold assays in vein and breccias located 15 meters and 50 meters, respectively, north of the original sample.   Due to the sparse outcrop, the orientation and thickness of the mineralized zone is not currently known.  A soil sampling program over the area has recently been completed on a 20 meter grid.  The survey returned a strong coherent gold anomaly approximately 400 meters in diameter with coincident anomalous base metals and arsenic.  We plan to conduct diamond core drilling in the area of this target later this year.

Mineral Resource Estimate for the Quigleys Deposit at the Mt. Todd Gold Project

On September 8, 2010 we announced a mineral resource estimate of 179,000 ounces of Measured and Indicated Resources and 277,000 ounces of Inferred Resources  at the Quigleys deposit, located 3.5 km northeast of the Batman deposit at our Mt. Todd gold project.

TetraTech MM, Inc. (“TetraTech”) of Golden, Colorado, was contracted to review the geology and calculate the mineral resource estimate in accordance with National Instrument 43-101 (“NI 43-101”).  The mineral resource estimates were conducted under the direction of Mr. John Rozelle, an independent Qualified Person as defined by NI 43-101 using standard industry software and resource estimation methodology.

Based on TetraTech’s resource analysis report, the estimated gold resources for the Quigleys deposit reported at a cut-off grade of 0.5 grams of gold per tonne are:

	Metric Tonnes	Grade (grams per tonne)	Contained Gold Ounces
Measured Resources	511,000	1.04	17,000
Indicated Resources	5,565,000	0.91	162,000
Measured and Indicated Resources	6,076,000	0.92	179,000
Inferred Resources	9,057,000	0.95	277,000

The resource description was included in the Mt. Todd Preliminary Feasibility Study as filed on SEDAR (www.sedar.com) on October 4, 2010.

Mineralization at the Quigleys deposit is interpreted to occur within a series of mineralized shears that strike north northwest and dip 30° - 35° to the west. The main shear extends for nearly one kilometer along the strike and has been drilled to a vertical depth of 230 meters.  The mineral resource estimate has been defined by 632 drill holes drilled by Pegasus Gold Australia Pty Ltd. and Billiton Australia Gold Pty Ltd. in the late 1980s through the mid-1990s.  TetraTech reviewed the integrity of the drill hole database and developed a computer model to estimate and classify the estimated mineral resources. The model reflected TetraTech’s geological interpretation of the deposit, which constrained the mineralization to the shear zones using geological information and assays from 49,178 samples obtained from the drilling. Lower grade, erratic mineralization in the hanging wall of the shears has not been included in the mineral resource estimate.

Cautionary Note to U.S. Investors Regarding Reserve and Resource Estimates

This report and the documents referenced in this report, including the PFS for the Mt. Todd gold project, use the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” which are Canadian mining terms as defined in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”)—CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the Securities Act. Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Subsequent events

Increase in size of private placement

On October 12, 2010, we announced that we agreed to include a co-agent with our Canadian agent in respect of our private placement of Special Warrants and, subject to the approval of the Toronto Stock Exchange and the NYSE Amex, to increase the size of the financing from up to $30,000 (or 13,043,479 Special Warrants) to up to $33,757 (or 14,676,740 Special Warrants).  In addition, we agreed to adjust the acceleration provision of the Warrants issuable upon exercise of the Special Warrants to provide that the Warrants will be cancelled if not exercised within 25 (instead of 15) business days after receipt of the early exercise request from Vista.  All other terms of the private placement, the Special Warrants and the securities issuable upon exercise of the Special Warrants remain unchanged from those previously reported.

Closing of private placement

On October 22, 2010 we announced that we had closed our private placement of Special Warrants.  We issued an aggregate of 14,666,739 Special Warrants, for gross proceeds of $33,734.  The proceeds from the financing have been placed into an escrow account with a Canadian financial institution and upon receipt of Shareholders’ Approval (as defined below), the proceeds will be released to us and used for the following purposes: (i) to repurchase the $23,000 principal amount of the Notes due March 4, 2011, (ii) the advancement of the Mt. Todd project, and (iii) for general corporate purposes.

The Special Warrants will automatically be exercised, for no additional consideration, for one Common Share of Vista and one Common Share purchase warrant (a “Warrant”) upon receipt of our shareholders’ approval of the private placement (the “Shareholders’ Approval”). Each Warrant will be exercisable over a five-year period from the closing of the private placement, to purchase one Common Share (a “Warrant Share”) at a purchase price of $3.50 during the first year, $4.00 during the second year, $4.50 during the third year and $5.00 thereafter until the expiry of the Warrant. If the closing price of the Common Shares on the NYSE Amex Equities Stock Exchange is at least 35% above the current Exercise Price of the Warrants for a period of 15 consecutive trading days, then we will have the option to request that the Warrants be exercised. If the Warrants are not exercised within 25 business days following this request, they will be cancelled.  We anticipate requesting the Shareholders’ Approval at a Special Shareholders’ Meeting to be held on December 15, 2010.

In addition, we issued a total of 652,175 Special Warrants and 652,175 compensation warrants (each compensation warrant being exercisable for two years from the closing of the private placement, to acquire one Common Share at a price of $2.30) to the agents and finders that provided services in connection with the financing.  The Special Warrants and compensation warrants are subject to the Shareholders’ Approval.

United States Generally Accepted Accounting Principles (“U.S. GAAP”)

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

Note Regarding Forward-Looking Statements

This document, and certain documents (or portions thereof) incorporated by reference into this document, contain “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.   All statements, other than statements of historical facts, included in this document, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

●	potential release to Vista of the proceeds of our recently completed private placement and proposed use of proceeds from such private placement;

●	estimates of future operating and financial performance;

●	potential funding requirements and sources of capital;

●	the timing, performance and results of feasibility studies;

●	timing and receipt of required land use, environmental and other permits for the Concordia gold project and timing for completion of drilling and testing programs at the Concordia gold project;

●	results of the drilling program and other test results at the Concordia gold project;

●	timing and outcome for the amendment to our CUSF application for the Concordia gold project and the anticipated re-filing of the application with SEMARNAT;

●	our belief that SEMARNAT’s comments on our CUSF application are without legal merit or beyond the scope of SEMARNAT’s legal authority;

●	our strategy for advancement of the permitting process for the Concordia gold project including the possible court challenge to SEMARNAT’s notice;

●	plans to purchase remaining surface land or obtain rights-of-way required for the Concordia gold project;

●	capital and operating cost estimates for the Concordia gold project, and anticipated timing for the commencement of construction at the Concordia gold project;

●	plans for evaluation of the Mt. Todd gold project;

●	preliminary assessment results and plans for a preliminary feasibility study at the Mt. Todd gold project;

●	production estimates and timing for gold production at the Concordia gold project and the Mt. Todd gold project;

●
potential for gold production at the Amayapampa gold project, timing and receipt of future payments in connection with the disposal of the Amayapampa gold project and status of legal proceedings in Bolivia;

●	ongoing debt service requirements for our outstanding Notes and potential redemption or conversion of the Notes;

●	future gold prices;

●	future business strategy, competitive strengths, goals and expansion and growth of our business;

●	our potential status as a producer;

●	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;

●	plans and proposed timetables for exploration programs and estimates of exploration expenditures;

●	estimates of mineral reserves and mineral resources;

●	potential joint venture and partnership strategies in relation to our properties; and

●	future share price and valuation for the Corporation and for marketable securities held by us.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and information. These factors include risks such as:

●	uncertainty regarding receipt of required shareholder and regulatory approvals of our recently completed private placement;

●	our likely status as a PFIC for U.S. federal tax purposes;

●	feasibility study results and preliminary assessment results and the estimates on which they are based;

●	economic viability of a deposit;

●	delays in commencement of construction on the Concordia gold project;

●	status of our required governmental permits for the Concordia gold project;

●	the amendment and re-filing of our CUSF application and the uncertainty regarding SEMARNAT’s review of our amended CUSF application;

●
uncertainty regarding potential court action against SEMARNAT in relation to the dismissal of our CUSF application and risks related to the outcome of such court action, including failure to receive approval of the CUSF application, uncertainty regarding our legal challenges to SEMARNAT’s issues with our CUSF application and SEMARNAT’s authority in reviewing our CUSF application;

●	political factors influencing the approval of our CUSF application;

●	possible impairment or write-down of the carrying value of the Concordia gold project if the CUSF is not granted;

●	increased costs that affect our financial condition;

●	a shortage of equipment and supplies;

●	whether our acquisition, exploration and development activities will be commercially successful;

●	fluctuations in the price of gold;

●	inherent hazards of mining exploration, development and operating activities;

●
calculation of mineral reserves, mineral resources and mineralized material and the fluctuations thereto based on metal prices, inherent vulnerability of the ore and recoverability of metal in the mining process;

●	environmental regulations to which our exploration and development operations are subject;

●	our receipt of future payments in connection with our disposal of the Amayapampa gold project;

●	leverage as a result of our outstanding Notes;

●	intense competition in the mining industry;

●	our potential inability to raise additional capital on favorable terms, if at all;

●	conflicts of interest of some of our directors as a result of their involvement with other natural resource companies;

●	potential challenges to our title to our mineral properties;

●	political and economic instability in Mexico, Bolivia and Indonesia;

●	fluctuation in foreign currency values;

●	trading price of our Common Shares and our ability to raise funds in new share offerings due to future sales of our Common Shares in the public or private market;

●	difficulty in bringing actions or enforcing judgments against us and certain of our directors or officers outside of the United States;

●	acquisitions and integration issues;

●	potential negative impact of the issuance of additional Common Shares on the trading price of our Common Shares;

●	fluctuation in the price of our Common Shares;

●	the lack of dividend payments by us;

●	future joint ventures and partnerships relating to our properties;

●	our lack of recent production and limited experience in producing;

●	reclamation liabilities, including reclamation requirements at the Mt. Todd gold project;

●	our historical losses from operations;

●	historical production not being indicative of potential future production;

●	water supply issues;

●	governmental authorizations and permits;

●	environmental lawsuits;

●	lack of adequate insurance to cover potential liabilities;

●	our ability to retain and hire key personnel;

●	our ability to repay the principal amount of the Notes when they become due;

●	recent market events and conditions; and

●	general economic conditions.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The price of gold fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $1,104 by December 31, 2009 and was $1,307 at September 30, 2010 and $1,339 at October 19, 2010.  The demand for, and supply of, gold affects gold prices, but not necessarily in the same manner in which demand and supply affects the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

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

ITEM 4.                     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

At the end of the period covered by this quarterly report on Form 10-Q for the period ended September 30, 2010, an evaluation was carried out under the supervision of, and with the participation of, the Corporation’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Corporation in reports that the Corporation is required to file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

As of September 30, 2010, the Corporation had cash and cash equivalents of $12,988.  The principal balance owing on the Corporation’s Notes is $23,000, which is due on March 4, 2011.  At present, we do not have sufficient cash and cash equivalents to meet this obligation.  The Notes are pledged over the Pledged Assets.  We intend to use the proceeds of the Special Warrants private placement to repurchase the $23,000 outstanding principal amount of the Notes.  If we do not receive the Shareholders’ Approval for the private placement and Special Warrants are cancelled with the proceeds of the private placement reverting to the purchasers of the Special Warrants we will have to examine potential alternatives for raising the additional capital needed, which could include public offerings, other equity financings, or project financing, if and when  the CUSF permit is obtained for the Concordia gold project.  Such financing may not be available to us on favorable terms, if at all.  We may also consider potential renegotiation of the terms of the original Notes.  If we are unable to raise additional capital or renegotiate the terms of the Notes, we will not have sufficient cash to repay the Notes and may lose the Pledged Assets.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for 177,500 restricted stock units issued to certain officers, directors and employees of Vista on a private basis under Vista's Long-Term Incentive Plan, all other unregistered issuances of securities during the period covered by this report have been previously reported by Vista on Form 8-K.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                     [REMOVED AND RESERVED]

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a)                      Exhibits

10.1	Canadian Agent Agreement
10.2	Canadian Amended and Restated Agents Agreement
10.3	United Statement Finder Agreement
10.4	Canadian Finder Agreement
23.1	Consent of Tetra Tech MM, Inc.
23.2	Consent of Mine Development Associates
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA GOLD CORP.
(Registrant)

Date: November 9, 2010	By:	/s/ Michael B. Richings
Michael B. Richings
Executive Chairman and Chief Executive Officer

Date: November 9, 2010	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer