Form 10-K
period 2010-12-31
VISTA GOLD CORP
filed 2011-03-14
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
      Large Accelerated Filer ☐                                                       Accelerated Filer ☒                                            Non-Accelerated Filer ☐  Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $80,000,000

The number of shares of the Registrant’s Common Stock outstanding as of March 14, 2011 was 61,919,752.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2011 Annual General Meeting of Shareholders.  See Part III.

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

“diamond drill” means a rotary type of rock drill that cuts a core of rock and is recovered in long, cylindrical sections, two centimeters or more in diameter.

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

“proven mineral reserves”, as defined by the Canadian Institute of Mining, Metallurgy and Petroleum in the CIM Definition Standards, is the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including all exhibits hereto and any documents that are incorporated by reference as set forth on the face page under “Documents incorporated by reference”, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this document, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives, that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

●	proposed use of proceeds from our private placement completed in October 2010;

●	estimates of future operating and financial performance;

●	potential funding requirements and sources of capital;

●	the timing, performance and results of feasibility studies;

●
timing, plans and anticipated effects of the proposed transfer of our equity interests in Idaho Holdco (as defined in “Part I – Item 1. Business – Subsequent Events”) in exchange for 35% of the shares of Midas Gold Corp., on a fully diluted basis, following completion of the transaction;

●	timing and receipt of required land use, environmental and other permits for the Concordia gold project and timing for completion of drilling and testing programs at the Concordia gold project;

●	results of the drilling program and other test results at the Concordia gold project;

●
timing and outcome for the amendment to our application for the Change of Forest Land Use Permit (“CUSF”) for the Concordia gold project and the anticipated re-filing of the application with the Mexican Secretariat of the Environment and Natural Resources (“SEMARNAT”);

●	our belief that SEMARNAT’s comments on our CUSF application are without legal merit or beyond the scope of SEMARNAT’s legal authority;

●	our strategy for advancement of the permitting process for the Concordia gold project including the possible court challenge to SEMARNAT’s notice;

●	plans to purchase remaining surface land or obtain rights-of-way required for the Concordia gold project;

●	capital and operating cost estimates for the Concordia gold project, and anticipated timing for the commencement of construction at the Concordia gold project;

●	plans for evaluation of the Mt. Todd gold project;

●	preliminary assessment and preliminary feasibility study results and plans for a definitive feasibility study at the Mt. Todd gold project;

●	production estimates and timing for gold production at the Concordia gold project and the Mt. Todd gold project;

●
potential for gold production at the Amayapampa gold project, timing and receipt of future payments in connection with the disposal of the Amayapampa gold project and status of legal proceedings in Bolivia;

●	future gold prices;

●	future business strategy, competitive strengths, goals and expansion and growth of our business;

●	our potential status as a producer;

●	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;

●	plans and proposed timetables for exploration programs and estimates of exploration expenditures;

●	estimates of mineral reserves and mineral resources;

●	potential joint venture and partnership strategies in relation to our properties; and

●	future share and warrant prices and valuation for the Corporation and for marketable securities held by us.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and information. These factors include risks such as:

●	our likely status as a PFIC for U.S. federal tax purposes;

●	feasibility study results and preliminary assessment results and the estimates on which they are based;

●	economic viability of a deposit;

●	anticipated consequences of the transactions (the “Combination”) contemplated by the Combination Agreement (as defined in “Part I – Item 1. Business – Subsequent Events”);

●	our ability to complete the proposed Combination (including obtaining any shareholder or other third party approvals);

●	delays in commencement of construction on the Concordia gold project;

●	status of our required governmental permits for the Concordia gold project;

●	the amendment and re-filing of our CUSF application and the uncertainty regarding SEMARNAT’s review of our amended CUSF application;

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

●	environmental regulations to which our exploration and development operations are subject;

●	our receipt of future payments in connection with our disposal of the Amayapampa gold project;

●	intense competition in the mining industry;

●	our potential inability to raise additional capital on favorable terms, if at all;

●	conflicts of interest of some of our directors as a result of their involvement with other natural resource companies;

●	potential challenges to our title to our mineral properties;

●	political and economic instability in Mexico and Indonesia;

●	fluctuation in foreign currency values;

●
trading price of our securities and our ability to raise funds in new share offerings due to future sales of our Common Shares in the public or private market and our ability to raise funds from the exercise of our Warrants;

●	difficulty in bringing actions or enforcing judgments against us and certain of our directors or officers outside of the United States;

●	acquisitions and integration issues;

●	potential negative impact of the issuance of additional Common Shares on the trading price of our securities;

●	fluctuation in the price of our securities;

●	the lack of dividend payments by us;

●	future joint ventures and partnerships relating to our properties;

●	our lack of recent production and limited experience in producing;

●	reclamation liabilities, including reclamation requirements at the Mt. Todd gold project;

●	our historical losses from operations;

●	historical production not being indicative of potential future production;

●	water supply issues;

●	governmental authorizations and permits;

●	environmental lawsuits;

●	lack of adequate insurance to cover potential liabilities;

●	our ability to retain and hire key personnel;

●	recent market events and conditions; and

●	general economic conditions.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information please see “Item 1A. Risk Factors” below in this annual report on Form 10-K. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

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

Currently, our holdings include the Concordia (formerly known as the Paredones Amarillos) gold project in Mexico; the Mt. Todd gold project in Australia; the Guadalupe de los Reyes gold project in Mexico; the Yellow Pine gold project in Idaho; the Awak Mas gold project in Indonesia; the Long Valley gold project in California; and mining claims in Utah. We also own approximately 25% of the shares of Zamora Gold Corp., a company exploring for gold in Ecuador. Additional information about these projects is available under the section heading “Item 2. Properties,” below.

We do not produce gold and do not currently generate operating earnings. Through fiscal 2010, funding to acquire and explore gold properties and to operate the Corporation has been acquired through equity and debt financings consisting of private placements of equity units consisting of Common Shares and warrants to purchase Common Shares, public offerings of our Common Shares and, in March 2008, a brokered private placement of convertible notes. We expect to continue to raise capital through additional equity and/or debt financings, and through the exercise of stock options and warrants. We anticipate raising funds for interim financing needs through various bridge loan or convertible debt alternatives.

Vista Gold Corp. was originally incorporated on November 28, 1983 under the name “Granges Exploration Ltd.”. In November 1983, Granges Exploration Ltd. acquired all the mining interests of Granges AB in Canada. On June 28, 1985, Granges Exploration Ltd. and Pecos Resources Ltd. amalgamated under the name “Granges Exploration Ltd.” and on June 9, 1989, Granges Exploration Ltd. changed its name to “Granges Inc.”. On May 1, 1995, Granges Inc. and Hycroft Resources & Development Corporation were amalgamated under the name “Granges Inc.”. Effective November 1, 1996, Granges Inc. and Da Capo Resources Ltd. amalgamated under the name “Vista Gold Corp.”. Effective December 17, 1997, Vista Gold was continued from British Columbia to the Yukon Territory, Canada under the Business Corporations Act (Yukon Territory). On September 22, 2006, we entered into an arrangement and merger agreement (the “Arrangement Agreement”) with Allied Nevada Gold Corp. (“Allied”), Carl Pescio and Janet Pescio (collectively, the “Pescios”), pursuant to which our Nevada-based mining properties and related assets were transferred to Allied, and the Pescios’ interests in certain Nevada-based mining properties and related assets were transferred to Allied. Completion of the transaction occurred on May 10, 2007. The current addresses, telephone and facsimile numbers of the offices of the Corporation are:

Executive Office	Registered and Records Office
Suite 5 - 7961 Shaffer Parkway Littleton, Colorado, USA 80127 Telephone: (720) 981-1185 Facsimile: (720) 981-1186	200 - 204 Lambert Street Whitehorse, Yukon Territory, Canada Y1A 3T2 Telephone: (867) 667-7600 Facsimile: (867) 667-7885

Employees

As of December 31, 2010, we had 31 full-time employees, ten of whom were employed at our executive office in Littleton, Colorado, 13 of whom were employed at the Concordia project and eight of whom were employed at our Mt. Todd gold project. We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

Segment Information

Segment information relating to the Corporation is provided in Note 19 to our Consolidated Financial Statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Significant Developments in 2010

•
On December 7, 2010, we announced that we entered into a letter of intent with Midas Gold, Inc., a privately held company based in Spokane Valley, Washington (“Midas”), for the combination of the respective holdings of Vista Gold and Midas in the Yellow Pine – Stibnite Mining District located in Valley County, Idaho. See section heading “Item 2. Properties – Yellow Pine, Idaho” below.

•
On October 22, 2010, we announced that we had closed our private placement of Special Warrants.  We issued an aggregate of 14,666,739 Special Warrants for gross proceeds of approximately $33.7 million.  The proceeds from the financing were placed into an escrow account and, upon receipt of approval of the private placement of Special Warrants by our shareholders on December 15, 2010, were released to us.

•
In 2010, we undertook two drilling programs consisting of 15 core holes and six reverse circulation drill holes totaling 9,017 meters at the Batman deposit at our Mt. Todd gold project designed to add resources through in-fill drilling, test possible extensions and to provide core for metallurgical testing. See the section heading “Item 2. Properties – Mt. Todd, Northern Territory, Australia” below.

•
On September 8, 2010, we announced a mineral resource estimate for the Quigleys deposit at our Mt. Todd gold project. See the section heading “Item 2. Properties – Mt. Todd, Northern Territory, Australia” below.

•
On September 7, 2010, we announced that we had changed the name of our wholly-owned Paredones Amarillos gold project to the Concordia gold project (“Concordia” means “agreement” or “oneness”). We believe this will better reflect the integration of the project with the environmental, social and economic priorities of the region. See the section heading “Item 2. Properties – Concordia (formerly Paredones Amarillos) gold project, Baja California Sur, Mexico” below.

•	On August 8, 2010, we announced the positive results of a preliminary feasibility study (“PFS”) for the Batman deposit at Mt. Todd. The PFS was constrained to consider tailings from mineral reserves that could be accommodated by the existing tailings storage capacity of 60 million tonnes. See the section heading “Item 2. Properties – Mt. Todd, Northern Territory, Australia” below.

•
On July 19, 2010, we announced an update on the Concordia gold project concerning the status of our CUSF application, technical programs in progress, and a general overview of the development of the project. See the section heading “Item 2. Properties – Concordia (formerly Paredones Amarillos) gold project, Baja California Sur, Mexico” below.

•
On June 29, 2010, we announced that we were testing four new exploration targets identified by us at our Mt. Todd gold project through additional soil and rock-chip sampling and testing, followed, where appropriate, by drilling. Four core holes were completed at one target prior to the onset of the wet season. See the section heading “Item 2. Properties – Mt. Todd, Northern Territory, Australia” below.

•
On May 20, 2010, we entered into a Notes Repurchase Agreement whereby we agreed to repurchase Notes in the principal amount of $5.667 million and interest payable through maturity of $0.7 million.  See Item 7. Consolidated Financial Statements – Note 7.

•
On February 19, 2010, we announced that SEMARNAT had dismissed our application on administrative grounds for the CUSF at the Concordia (formerly Paredones Amarillos) gold project. We have been aggressively trying to rectify this turn of events and hope to be in a position to submit a new CUSF application. The timing for completion of these types of bureaucratic processes is uncertain and at this time it is not possible to provide an estimate of timing for the filing of the new CUSF application..  See the section heading “Item 2. Properties – Concordia (formerly Paredones Amarillos) gold project, Baja California Sur, Mexico” below.

Payments on Properties

Through the use of cash and equity units, consisting of our Common Shares and warrants to purchase Common Shares, as consideration, we continued our effort to build a portfolio of gold projects through a strategy that includes evaluation, acquisition and exploration of gold exploration and potential development projects with the aim of adding value to the projects. In addition, we continued our efforts to improve the value of our gold projects through exploration drilling and re-engineering the operating assumptions underlying previous engineering work. We continued with remaining scheduled payments on the Yellow Pine gold project. These payments are described under the section heading “Item 2. Properties” below. We are current with all our payment obligations.

Subsequent Events

Vista Australia Preliminary Feasibility Study

On January 4, 2011, we announced the positive results of a new PFS for the Batman deposit at our Mt. Todd gold project designed to process all economic mineralization and store tailings in the existing tailings facility and the excess in a new tailings facility. Processing would be at a significantly higher daily rate than that used in the PFS announced in August 2010. See the section heading “Item 2. Properties – Mt. Todd Northern Territory, Australia” below.

Combination Agreement with Midas Gold

On February 23, 2011, Vista Gold and Midas announced that Midas and certain of Vista’s U.S. subsidiaries had executed a combination agreement (the “Combination Agreement”) whereby each party to the Combination Agreement will contribute their respective Idaho gold assets to Midas Gold Corp., a new Canadian private company (“Midas Gold”).  If the transaction is approved by the shareholders of Midas, and all other conditions to the transaction are satisfied or waived, Midas Gold will be owned, on a fully diluted basis, 65% by shareholders of Midas and 35% by Vista following the completion of the Combination.

The reorganization of the ownership of the Stibnite-Yellow Pine gold district will be effected pursuant to the Combination Agreement among Midas, Midas Gold, Vista’s wholly-owned subsidiary, Vista Gold U.S. Inc., a Delaware corporation (“Vista US”) and its wholly owned subsidiary, Idaho Gold Resources, LLC, an Idaho limited liability company (“Idaho Gold”), assuming the plan of share exchange, which forms part of the transaction, is approved by the shareholders of Midas and all of the other conditions to the closing of the Combination are satisfied or waived.  Pursuant to the Combination Agreement, Midas will hold a special meeting of its shareholders (the “Special Meeting”).  The purpose of the Special Meeting is to consider and approve a plan of share exchange (the “Plan of Share Exchange”) between Midas and Midas Gold pursuant to which Midas’ outstanding shares of common stock (the “Midas Shares”) and outstanding options (the “Midas Options”), other than Midas Shares held by dissenting shareholders, will be exchanged for common shares and options of Midas Gold (the “Midas Gold Shares” and “Midas Gold Options”, respectively), with the result that Midas will become a wholly-owned subsidiary of Midas Gold.  Midas Shareholders holding at least 66-2/3% of the issued and outstanding Midas Shares must vote in favor of the Plan of Share Exchange at the Special Meeting and dissenters' appraisal rights shall not be exercised with respect to more than 5% of the outstanding Midas Shares.

The Plan of Share Exchange is part of a broader, integrated transaction undertaken pursuant to the terms of the Combination Agreement, pursuant to which, if the Plan of Share Exchange is approved at the Special Meeting and the other conditions to closing specified in the Combination Agreement are satisfied or waived:

•
Vista US will: (a) organize Idaho Gold Holding Company, as a wholly-owned Idaho corporation (“Idaho Holdco”); (b) contribute its equity interests in Idaho Gold to Idaho Holdco; and (c) at closing, contribute all of the issued and outstanding shares of common stock of Idaho Holdco to Midas Canada as a capital contribution, in exchange for that number of Midas Gold Shares equal to, on a fully diluted basis, thirty-five percent (35%) of the Midas Gold Shares that are issued and outstanding at the time the transactions specified in the Combination Agreement and the Plan of Exchange are completed;

•
The shareholders of Midas, other than any dissenting shareholders, will contribute their Midas Shares to Midas Gold in exchange for that number of Midas Gold Shares equal to, on a fully diluted basis, sixty-five percent (65%) of the Midas Gold Shares that are issued and outstanding at the time the transactions specified in the Combination Agreement and the Plan of Share Exchange are completed; and

•
The holders of Midas Options will exchange their Midas Options for Midas Gold Options of like tenor.  Additionally, as a condition to closing the Combination, Vista US and each officer, director, and holder of 5% or greater of the Midas Shares (the “Midas Affiliates”) have entered into lock up agreements (the “Lock Up Agreements”) and voting support agreements (the “Voting Agreements”). Pursuant to the Lock Up Agreements, Vista US and each of the Midas Affiliates have agreed that their respective Midas Canada Shares will not be transferable except in specific circumstances and for a specific period of time. Pursuant to the Voting Agreements, Vista US has, amongst other items, agreed, for a specified period of time, to vote in favor of the nominees to the Midas Canada board of directors as designated by the nominating and corporate governance committee, or similar committee, of Midas Canada and the Midas Affiliates have, amongst other items, agreed, for a specified period of time, to vote in favor of the Combination and for the nominee to the Midas Canada board of directors as designated by Vista US.\

We expect the Combination to be completed following the Special Meeting on or about April 1, 2011. As part of the Combination, Idaho Holdco and Midas Gold will become wholly-owned subsidiaries of Midas Canada. The individual steps of the Combination are intended by the parties involved to constitute a single, integrated transaction which qualifies as a tax deferred roll-over for United States and Canadian shareholders.

Listing of Warrants on the TSX

On March 2, 2011, we announced that the 15,308,044 warrants issued on December 15, 2010 in connection with our private placement of Special Warrants, began trading March 1, 2011 on the TSX under the symbol VGZ.WT.U (subsequently changed to VGZ.WT.S on March 14, 2011).

The Warrants are freely tradable in Canada, except to, or for the account or benefit, of any U.S. person (as defined in Regulation S under the Securities Act).  Neither the Warrants nor the common shares issuable upon exercise of the Warrants (the “Warrant Shares”) have been registered under the Securities Act, or any state securities laws of any state of the United States.  Accordingly, the Warrants and the Warrant Shares may not be offered or sold in the United States or to, or for the account or benefit of, any U.S. person (as defined in Regulation S under the Securities Act) or any person in the United States absent registration under the Securities Act or an applicable exemption from such registration requirements and in accordance with all applicable state securities laws of any state of the United States.  Purchasers of the Warrants or the Warrant Shares may not engage in hedging transactions with regard to the Warrants or the Warrant Shares unless in compliance with the Securities Act.

Repayment of Notes

On March 7, 2011, we announced that we repaid our $23,000,000 principal amount of our senior secured convertible notes (the "Notes") (plus accrued interest) which matured on March 4, 2011.

Corporate Organization Chart

The name, place of incorporation, continuance or organization, and percent of voting securities owned or controlled by Vista Gold as of March 14, 2011, for each of its subsidiaries is set out below.

Property Interests and Mining Claims

In the United States, our exploration activities are conducted in California, Idaho and Utah. Mineral interests may be owned in these states by (a) the United States, (b) the state itself, or (c) private parties. Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for us to explore or develop the property. Generally, these agreements take the form of long term mineral leases under which we acquire the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. If the statutory requirements for the location of a mining claim are met, the locator obtains a valid possessory right to develop and produce minerals from the claim. The right can be freely transferred and, provided that the locator is able to prove the discovery of locatable minerals on the claims, is protected against appropriation by the government without just compensation. The claim locator also acquires the right to obtain a patent or fee title to his claim from the federal government upon compliance with certain additional procedures.

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

Government Regulation

Our mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Mexico, Australia, Indonesia and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States, Mexico, Indonesia, Australia and the other jurisdictions in which we operate. There are no current orders or directions relating to us with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative affects of these laws and regulations please see the section heading “Item 1A.—Risk Factors” below.

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

During 2010, there were no material environmental incidents or material non-compliance with any applicable environmental regulations. We estimate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Corporation.

Our U.S. exploration properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2010, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Gold Price History

The price of gold is volatile and is affected by numerous factors all of which are beyond our control such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global and regional gold demand, and the political and economic conditions of major gold-producing countries throughout the world.

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for gold per ounce on the London Bullion Market over the past five years:

Year	High	Low	Average
2006	725	525	603
2007	841	608	695
2008	1,011	713	872
2009	1,213	810	972
2010	1,421	1,058	1,225
2011 (to March 11)	1,437	1,319	1,375

Data Source: www.kitco.com

Seasonality

During winter, the Yellow Pine gold project is inaccessible due to snowfall. No other properties are subject to restrictions on our operations due to seasonality.

Available Information

We make available, free of charge, on or through our Internet website, at www.vistagold.com our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this annual report on Form 10-K.

ITEM 1A.  RISK FACTORS.

An investment in our securities involves a high degree of risk. The risks described below are not the only ones facing our company or otherwise associated with an investment in our securities. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business. We have attempted to identify the major factors that could cause differences between actual and planned or expected results, and have attempted to include all material risk factors. If any of the following risks actually happen, our business, financial condition and operating results could be materially adversely affected.

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

The economic viability of a mineral deposit is based on many factors that are subject to uncertainty.

Many factors are involved in the determination of the economic viability of a mineral deposit, including the achievement of satisfactory mineral reserve estimates, the level of estimated metallurgical recoveries, capital and operating cost estimates and estimates of future gold prices. Resource estimates are based on the assay results of many intervals from many drill holes and the interpolation of those results between holes. There is no certainty that metallurgical recoveries obtained in bench scale or pilot plant scale tests will be achieved in commercial operations. Capital and operating cost estimates are based upon many factors, including anticipated tonnage and grades of ore to be mined and processed, the configuration of the orebody, ground and mining conditions, expected recovery rates of the gold from the ore and anticipated environmental and regulatory compliance costs. Each of these factors involves uncertainties and as a result, we cannot give any assurance that our development or exploration projects will become operating mines. Further, it may take many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change as the result of changing commodity and supply costs. If a mine is developed, actual operating results may differ from those anticipated in a feasibility study.

We require certain governmental authorizations and permits for our business, including our development plans and operating activities.  We could incur substantial costs or disruptions to our business if we cannot obtain, renew or maintain the necessary authorizations and permits.

A major risk inherent in our business is the requirement to obtain authorizations and permits from governmental authorities.  Delays in obtaining authorizations or permits, failure to obtain an authorization or permit or receipt of an authorization or permit with unreasonable conditions or costs could have a material adverse effect on our ability to develop one or more of our gold projects, including, but not limited to, the Concordia and Mt. Todd gold projects.  The failure to obtain necessary permits could result in an impairment and write down of the carrying value of our projects.

We are awaiting receipt of certain permits needed before construction can begin on the Concordia gold project.  We may experience delays in the commencement of construction on the Concordia gold project due to delays in receiving the required permits.  There can be no assurance whether or when construction at the Concordia gold project will commence.  If we are unable to acquire the required permits to mine the Concordia gold project, then we will not have mineral reserves under SEC Industry Guide 7 or NI 43-101, which could result in an impairment and write down of the carrying value of the project.

Likewise, as we proceed with development at the Mt. Todd gold project, if we fail to acquire the necessary permits, then we will not have mineral reserves under SEC Industry Guide 7 or NI 43-101, which could result in an impairment and write down of the carrying value of the project.

There may be delays in commencement of construction on the Concordia gold project.

Delays in commencement of construction could result from delays in receiving the required governmental permits including the CUSF, or other permits related to the construction of the desalination plant, pipeline, power line, or widening of the public access road, or from factors such as availability and performance of engineering and construction contractors, suppliers and consultants, availability of required equipment and receipt of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, could delay or prevent commencement of construction on the Concordia gold project. There can be no assurance whether or when construction at the Concordia gold project will commence or that the necessary personnel, equipment or supplies will be available to us if and when construction is commenced. If we are unable to acquire permits to mine the property, then we will have no reserves under U.S. Industry Guide 7 and NI 43-101, which could result in an impairment and write-down of the carrying value of the project.

There may be delays in obtaining the CUSF for the Concordia gold project

Our initial CUSF application was dismissed on administrative grounds by SEMARNAT.  Specifically, SEMARNAT dismissed the CUSF application, without a review of its substantive merit, for the alleged failure by our Mexican subsidiary, Desarrollos Zapal S.A. de C.V., to provide certain information and satisfy procedural requirements.  We are currently working to clarify SEMARNAT’s specific requirements.  We intend to make the appropriate amendments and re-file a new CUSF application.  The CUSF is required before we can commence construction of the Concordia gold project.  Amending and resubmitting the CUSF application for review by SEMARNAT will cause unknown delays in the commencement of the Concordia gold project.  There are many variables and uncertainties involved throughout the CUSF application approval process which could further delay the application and therefore further delay commencement of the Concordia gold project.

Failure to secure permits for the Concordia gold project could negatively impact our mineral reserves.

We have not received all of the governmental permits for the Concordia gold project. After dismissal for administrative reasons of our CUSF application, we intend to make the appropriate amendments and re-file a new CUSF application. However, there are many variables and uncertainties involved throughout the CUSF approval process and approval is not guaranteed. If we are unable to secure a CUSF, Mexican law will prohibit us from mining the Concordia gold project and, accordingly, we will have no reserves at the Concordia gold project under SEC Industry Guide 7 and NI 43-101, which could result in an impairment and write-down of the carrying value of the project.

Increased costs could affect our financial condition.
We anticipate that costs at our projects including the Concordia gold project, Mt. Todd gold project and our Awak Mas gold project as well as other properties that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability and could result in an impairment charge.

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

The issuance of additional Common Shares may negatively impact the trading price of our securities.

We have issued equity securities in the past and may continue to issue equity securities to finance our activities in the future, including to finance future acquisitions, or as consideration for acquisitions of businesses or assets.  In addition, outstanding options, restricted stock units, warrants and broker warrants to purchase Common Shares may be exercised, resulting in the issuance of additional Common Shares.  The issuance by us of additional Common Shares would result in dilution to our shareholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of our securities.

The price of our securities may fluctuate and may result in losses to investors.

The trading price of our Common Shares has been and may continue to be subject to large fluctuations, which may result in losses to investors.  The high and low intraday sale prices of our Common Shares on the NYSE Amex Equities (“NYSE Amex”) were $5.95 and $0.77 in 2008; $3.38 and $1.16 in 2009; and $3.45 and $1.30 in 2010 and on the Toronto Stock Exchange (“TSX”) were CDN$5.99 and CDN$0.98 in 2008; CDN$3.63 and CDN$1.40 in 2009; and CDN$3.59 and CDN$1.33 in 2010.  The trading price of our Warrants may be subject to large fluctuations, which may result in losses to our investors.  The high and low intraday sale prices of our Warrants on the TSX were CDN$2.00 and CDN$1.30 between March 1, 2011 and March 14, 2011.  The trading price of our Common Shares and our Warrants may increase or decrease in response to a number of events and factors, including:

•	material events in our business;

•	trends in the gold mining industry and the markets in which we operate;

•	changes in the price of gold;

•	changes in financial estimates and recommendations by securities analysts;

•	acquisitions and financings;

•	global and regional political and economic conditions and other factors;

•	general stock market conditions;

•	the operating and share performance of other companies that investors may deem comparable to us; and

•	purchase or sales of blocks of our Common Shares or Warrants.

This volatility may adversely impact the price of the Common Shares or Warrants regardless of our operating performance.

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

We may enter into joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of certain of the properties in which we have an interest.  Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership.  Further, we may be unable to exert control over strategic decisions made in respect of such properties.  Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our securities.

We have no history of producing metals from our current mineral properties and limited recent experience with producing mines; there can be no assurance that we will successfully establish mining operations or profitably produce precious metals.

We have no history of producing metals from our current mineral properties.  We do not produce gold and do not currently generate operating earnings.  While we seek to move the Concordia and Mt. Todd gold projects into production, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises including:

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

Our continuing historical reclamation obligations at the Mt. Todd gold project and our reclamation requirements on our other properties could require significant additional expenditures.

We could be responsible for the reclamation obligations related to previous disturbances located on all of our properties, including the Mt. Todd gold project.  The Mt. Todd site was not reclaimed when the original mine closed and as a result, the dumps and heap leach pad require ongoing care and maintenance.  We provide that care and maintenance, but will not be responsible for the environmental liability resulting from previous operations until we make the decision to re-open the mine and have received the appropriate permits. The reclamation obligations of the historic operations involve substantially the same areas that the Company would be required to reclaim, if it was to undertake a proposed operation on the property. The obligation therefore would not necessarily involve a substantially greater obligation than Vista would assume for its own proposed operations. The award of the permits to Vista would require an agreement by the Company to provide a bond in a form satisfactory to the NT Government that would cover the expense of the reclamation of the property. The satisfaction of any bonding requirements and continuing or future reclamation obligations on our properties will require a significant amount of capital.  There is a risk that we will be unable to fund these historical and future reclamation requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration or development activities on such properties, including at the Mt. Todd gold project.  Such events could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our securities.

We have a history of losses and may incur losses in the future.

We have incurred losses since inception and may incur net losses in the future.  We incurred the following losses from operations during each of the following periods:

•	approximately $10 million for the year ended December 31, 2010;

•	approximately $2 million for the year ended December 31, 2009; and

•	approximately $10 million for the year ended December 31, 2008.

We had an accumulated deficit of approximately $203 million and $193 million as at December 31, 2010 and December 31, 2009, respectively.

We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations.  We have committed and plan to continue to commit substantial capital and other resources to the ongoing development of the Concordia and Mt. Todd gold projects.  The amount and timing of future expenditures will depend on a number of factors, including, but not limited to, the progress of ongoing development and operations, permitting matters, the timing of development, the costs of production, the commercial viability of production and other factors, some of which are beyond our control.  We cannot assure investors that we will ever achieve profitability.

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

However, the amount of water that we are entitled to use pursuant to our water rights must be determined by the appropriate regulatory authorities in the jurisdictions in which we operate.  Such regulatory authorities may amend the regulations regarding such water rights, increase the cost of maintaining such water rights, or eliminate our current water rights and we may be unable to retain all or a portion of such water rights.  In addition, water at the Mt. Todd gold project is expected to be provided from a raw water dam and reservoir.  Drought or drought-like conditions in the area feeding the reservoir could limit or extinguish this water supply.  Accordingly, there is no assurance that we will have access to the amount of water needed to explore or develop our properties or to operate a mine at our properties, which may prevent us from generating revenue, and which could materially adversely affect our financial condition, cash flows and the price of our securities.

We could be subject to environmental lawsuits.

Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by the release of hazardous substances or other waste material into the environment on or around our properties.  There can be no assurance that our defense of such claims will be successful.  A successful claim against us could have a material adverse affect on our business prospects, financial condition, results of operation and the price of our securities.

We do not insure against all risks to which we may be subject in our planned operations.

We do not maintain insurance to cover all of the potential risks associated with our operations or future operations.  We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all.  Insurance coverage may not continue to be available, or may not be adequate to cover all liabilities.  We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which we may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons.  Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our properties.  A significant loss or liability could force us to reduce or terminate our operations on a specific project or altogether.

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

Our ability to manage growth effectively will require us to continue to implement and improve our management systems and to recruit and train new employees.  Although we have done so in the past and expect to do so in the future, we cannot assure you that we will be successful in attracting and retaining skilled and experienced personnel.

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

The value of these mineral reserves and mineralized material (mineral resources under Canadian guidelines), and the value of any potential gold production therefrom, will vary in proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond our control including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect our asset values, cash flows, potential revenues and profits.

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

Our exploration and development operations are subject to environmental regulations, which could result in us incurring additional costs and operational delays.

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

California Laws

A new mining operation in California, such as the Long Valley gold project which is on federal unpatented mining claims within a National Forest, requires various federal, state and local permits. Mining projects require the establishment and presentation of environmental baseline conditions for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil, and socioeconomic parameters. An EIS would be required for any mining activities proposed on public lands. Also required would be a Plan of Operations/Reclamation Plan, and permits for waste-water discharge and wetland disturbance (dredge and fill); a county mining plan and reclamation plan; a county mining operations permit; special use permits from the U.S. Forest Service; and possibly others. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act consultation process. Possible county zoning and building permits and authorization may be required. Baseline environmental conditions are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If our project is found to significantly adversely impact any of these baseline conditions, we could incur significant costs to correct the adverse impact, or delay the start of production. In addition, on December 12, 2002, California adopted a “backfilling law” requiring open-pit surface mining operations for metallic minerals to back-fill the mines. While we have determined that the geometry of our Long Valley gold project would lend itself to compliance with this law, future adverse changes to this law could have a corresponding adverse impact on our financial performance and results of operations, for example, by requiring changes to operating constraints, technical criteria, fees or surety requirements.

Mexico Laws

We are required under Mexican laws and regulations to acquire permits and other authorizations before the Concordia or Guadalupe de los Reyes gold projects can be developed and mined. Since the passage of Mexico’s 1988 General Law on Ecological Equilibrium and Environmental Protection, a sophisticated system for environmental regulation has evolved. In addition, the North American Free Trade Agreement requirements for regulatory standards in Mexico equivalent to those of the United States and Canada have obligated the Mexican government to continue further development of environmental regulation. Most regulatory programs are implemented by various divisions of SEMARNAT. While we believe that we have or will be able to obtain on a timely basis the necessary permits to place the Concordia gold project into production, there can be no assurance that we will be able to acquire updates to necessary permits or authorizations on a timely basis. See discussions of Concordia permit status under the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” below. Likewise, there can be no assurance that we will be able to acquire the necessary permits or authorizations on a timely basis to place the Guadalupe de los Reyes gold project into production. Delays in acquiring any permit, authorization or updates could increase the development cost of the Concordia gold project or the Guadalupe de los Reyes gold project, or delay the start of production. The most significant environmental permitting requirements, as they relate to the Concordia and the Guadalupe de los Reyes gold projects are developing reports on environmental impacts; regulation and permitting of discharges to air, water and land; new source performance standards for specific air and water pollutant emitting sources; solid and hazardous waste management regulations; developing risk assessment reports; developing evacuation plans; and monitoring inventories of hazardous materials. If the Concordia or the Guadalupe de los Reyes gold projects are found to not be in compliance with any of these requirements, we could incur significant compliance costs, or might have to delay the start of production.

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

The preparations of the EIS and related documents and other relevant environmental licenses would involve incurrence of time and costs and there is no assurance that those approvals/licenses can be obtained in a timely manner. The Northern Territory government also has administrative discretion not to approve the EIS documents or grant the required environmental licenses (including any renewal or extensions of such documents). We have entered into an agreement with the Northern Territory relating to environmental and rehabilitation issues. We must also comply with Aboriginal heritage legislation requirements which require heritage survey work to be undertaken prior to the commencement of mining operations. All these conditions may result in the occurrence of significant production costs and may delay the production activity of the Mt. Todd gold project.

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

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.
A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on the price of our securities.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the NYSE Amex, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, Congress passed the Dodd-Frank Act. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Our receipt of future payments in connection with our disposal of the Amayapampa gold project is subject to uncertainty.

In April 2008, we announced the disposal of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. See section heading “Item 8. Financial Statements and Supplementary Data—Note 3—Dispositions” below. Under the terms of the transaction, Republic agreed to pay us $3.0 million in three equal payments of $1.0 million. The first of these payments is due and payable upon the start of commercial production at Amayapampa followed by $1.0 million payments on each of the first and second anniversaries of the start of commercial production. In addition, Republic has agreed to pay us a net smelter return royalty on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. The Amayapampa gold project is not currently in production and we cannot assure that it will ever become a producing mine or, if production is commenced at the mine, the timing and amounts for any such production. Further, having disposed of the Amayapampa gold project, we have no control over the development of the project. Depending on whether and when production commences at Amayapampa and levels of production achieved, receipt by us of the future payments contemplated by the purchase and sale agreement for the Amayapampa gold project is subject to uncertainty. Finally, a number of legal proceedings have been initiated in Bolivia with respect to the ownership interests in the mining concessions comprising the Amayapampa gold project. Although we are not a party to these proceedings, if these challenges are successful, then we may lose our royalty and payment stream described above.

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

Some of our directors are directors or officers of other natural resource or mining-related companies. Michael B. Richings is a director of Midas Gold Corp.  John Clark is a director of Crown Point Ventures and MarketVision Direct Inc.  C. Thomas Ogryzlo is a director of Aura Minerals Inc. and Baja Mining Corp.  W. Durand Eppler is director of Augusta Resource Corporation, Golden Minerals Company and Frontier Mining Limited. Tracy Stevenson is the non-executive chairman and a director of Quaterra Resources Inc. and a director of Ivanhoe Mines Ltd.  These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict at a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, the company in question will establish a special committee of independent directors to review a matter in which any directors, or management, may have a conflict. In accordance with the laws of the Yukon Territory, the directors of all Yukon Territory companies are required to act honestly, in good faith and in the best interests of a company for which they serve as a director.

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

We have property interests in Mexico and Indonesia which may be affected by risks associated with political or economic instability in those countries. The risks include, but are not limited to: military repression, extreme fluctuations in currency exchange rates, labor instability or militancy, mineral title irregularities and high rates of inflation. In addition, changes in mining or investment policies or shifts in political attitude in Mexico or Indonesia may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted. On January 24, 2011 we issued a press release commenting on the permitting process for the Concordia gold project.  The Concordia gold project had been the object of what we believed to be misleading media coverage in Baja California Sur ("BCS").  Regardless of attempts by those opposed to the project to change the laws that regulate mining (which is a federal mandate and can only be changed at the federal level), Vista is proceeding with development of the Concordia gold project in accordance with federal mining and environmental laws and continues to be in compliance with all statutory obligations and responsibilities in BCS.

Our financial position and results are subject to fluctuations in foreign currency values.

Because we have mining exploration and evaluation operations in North America and in Australia and Indonesia, we are subject to foreign currency fluctuations, which may materially affect our financial position and results. We do not engage in currency hedging to offset any risk of currency fluctuations.

We measure and report our financial results in U.S. dollars. We have mining projects in the United States, Mexico, Australia and Indonesia, and we are looking for other projects elsewhere in the world. Economic conditions and monetary policies in these countries can result in severe currency fluctuations.

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

We are likely a "passive foreign investment company" which will likely have adverse U.S. federal income tax consequences for U.S. shareholders

U.S. shareholders of our Common Shares should be aware that we believe we were classified as a passive foreign investment company (“PFIC”) during the taxable year ended December 31, 2010, and based on current business plans and financial projections, we believe there is a significant likelihood that we will be a PFIC during the current taxable year.  If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective "qualified electing fund" (“QEF Election”) or a "mark-to-market" election with respect to the Common Shares.  A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders.  However, U.S. shareholders should be aware that there can be no assurance that we will satisfy record keeping requirements that apply to a QEF Election, or that we will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that we are a PFIC and a U.S. shareholder wishes to make a QEF Election.  Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares.  A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein.  This paragraph is qualified in its entirety by the discussion below under the heading “Certain U.S. Federal Income Tax Considerations.”  Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of our Common Shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Detailed information is contained herein with respect to the Concordia (formerly, Paredones Amarillos), Mt. Todd, Yellow Pine, Guadalupe de los Reyes, Long Valley and Awak Mas gold projects. The Corporation holds the Concordia and Guadalupe de los Reyes gold projects through its wholly-owned subsidiary, Desarrollos Zapal  S.A. de C.V. ("DZ") (formerly Minera Paredones Amarillos S.A. de C.V.); the Mt. Todd gold project is held through its wholly-owned subsidiary, Vista Gold Australia Pty Ltd., the Awak Mas gold project is held through its indirect wholly-owned subsidiary, PT Masmindo Dwi; the Yellow Pine gold project is held through its indirect wholly-owned subsidiary, Idaho Gold Resources LLC.; and the Long Valley gold project is held through its indirect wholly-owned subsidiary Vista Gold California LLC.  Pan Asia Resources Corp. has an option to earn a 60% interest in the Awak Mas project.  See the section heading “Item 2. Properties—Awak Mas, Indonesia” below. Units of measurement are reported in Imperial units for properties in the U.S. and in metric units for properties outside the U.S.

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

Cautionary Note To All Investors Concerning Economic Assessments That Include Mineral Resources: Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary assessments on the Mt. Todd, Awak Mas, Yellow Pine and Long Valley gold projects are preliminary in nature and include “inferred mineral resources” that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. There is no certainty that the preliminary assessments at the Mt. Todd, Awak Mas, Yellow Pine and Long Valley gold projects will ever be realized.

The disclosure in this annual report of a scientific or technical nature for Vista Gold’s mineral properties is based on the following technical reports prepared in accordance with NI 43-101:

(i)
“Feasibility Study Update, NI 43-101 Technical Report, Vista Gold Corp., Paredones Amarillos Gold Project, Baja California Sur, Mexico” dated September 1, 2009 prepared by or under the supervision of Terry Braun of SRK Consulting (US), Inc., Steven Ristorcelli and Thomas Dyer of Mine Development Associates Inc. and David Kidd of Golder Associates Inc., each an independent qualified person;

(ii)
“Mt. Todd Gold Project Updated Preliminary Economic Assessment Report, Northern Territory, Australia” dated June 11, 2009 prepared by or under the supervision of Mr. John Rozelle of Tetra Tech MM, Inc., an independent qualified person;

(iii)
“Mt. Todd Gold Project Prefeasibility Study, Northern Territory, Australia” dated October 1, 2010 prepared by or under the supervision of Mr. John Rozelle of Tetra Tech MM, Inc., and Mr. Thomas Dyer of Mine Development Associates Inc., each an independent qualified person;

(iv)
"10.65 MTPY Preliminary Feasibility Study, Mt. Todd Gold Project, Northern Territory, Australia" dated January 28, 2011 prepared by or under the supervision of Mr. John Rozelle of Tetra Tech MM, Inc., and Mr. Thomas Dyer of Mine Development Associates Inc., each and independent qualified person;

(v)
“CNI 43-101 Technical Report, Preliminary Assessment of the Yellow Pine Project, Yellow Pine, Idaho” dated December 13, 2006 prepared by or under the supervision of Mr. Richard Lambert and Mr. Barton Stone of Pincock, Allen & Holt, each an independent qualified person;

(vi)
“Technical Report for the Guadalupe de los Reyes Gold-Silver Project, Sinaloa, Mexico” dated August 12, 2009 and amended and restated on December 8, 2009 prepared by or under the supervision of Mr. Leonel Lopez of Pincock, Allen & Holt, an independent qualified person;

(vii)
“Technical Report, Preliminary Assessment, Long Valley Project, Mono County, California, USA” dated January 9, 2008 prepared by or under the supervision of Mr. Neil Prenn and Mr. Thomas Dyer of Mine Development Associates, each an independent qualified person; and

(viii)
“Preliminary Assessment, Awak Mas Gold Project, Sulawesi, Indonesia” dated January 16, 2008 prepared by or under the supervision of  Mr. John Rozelle of Gustavson Associates, LLC, an independent qualified person.

The technical information has been updated with current information where applicable.

Concordia (formerly the Paredones Amarillos) gold project, Baja California Sur, Mexico

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

Property Description and Location

The Concordia gold project is located 55 kilometers southeast of the city of La Paz (population approximately 220,000), in the Mexican state of BCS and is accessed by paved and dirt roads. The project area covers over 3,710 hectares and is comprised of fifteen mining concessions. A map showing the location of the mining concessions and a table with a list of the mining concessions and the holding requirements follow.

590000E
595000E
NORTH
0 1 2
Kilometers
2620000N
2615000N
Unpaved Access Road
Concessions
EL PICACHUDO
189602
JOCOPILLA
204511
VALLE PERDIDO
REDUCCION 2
227346
LA RICA
206545
LA DIFICULTAD
203910
JULIA
204485
SAN ANTONIO
189064
Approximate Area of
Known Mineralization
EL ARBOL
DE ORO
184973
LA ENCANTADA
FRACCION 1
218399
MAILE
207581
LA ENCANTADA
FRACCION II
218415
LA ENCANTADA
FRACCION I
218417
LA ENCANTADA
FRACCION 2
218398
CERRO
PEDREGOSO
218397
Mexico
Concordia Project
VISTA GOLD CORP.

Concordia Mining Concessions Controlled by Vista Gold

Project is centered at approximately UTM coordinates 592500E, 2618000N (NAD27) All concessions are located on INEGI official map number F12B23
Concession Name	Serial Number	Surface Area (hectares)	Location Date	Expiration Date	Annual Fees (in Mexican Pesos, “MP”)
San Antonio	180064	151.3647	3/23/1987	3/22/2037	30,512
El Arbol De Oro	184973	162.0000	12/13/1989	12/12/2039	32,656
El Picachudo	189602	348.0000	12/5/1990	12/4/2040	70,150
La Dificultad	203910	454.0218	11/5/1996	11/4/2046	91,522
Julia	204485	469.4073	2/21/1997	2/20/2047	94,624
Tocopilla	204511	582.4949	2/28/1997	2/27/2047	117,420
La Rica	206545	481.1593	1/23/1998	1/22/2048	96,992
Maile	207581	296.9883	6/30/1998	6/29/2048	59,866
Cerro Pedregoso	218397	46.6493	11/5/2002	11/4/2052	1,328
La Encantada Fracc. 2	218398	12.9992	11/5/2002	11/4/2052	370
La Encantada Fracc. 1	218399	166.2248	11/5/2002	11/4/2052	4,734
La Encantada Fracc. II	218415	32.4883	11/5/2002	11/4/2052	926
La Encantada Fracc. I	218417	44.9991	11/5/2002	11/4/2052	1,282
Valle Perdido Fracc. I	226290	9.7752	12/6/2005	12/5/2055	134
Valle Perdido Reduccion 2	227346	451.5862	6/9/2006	11/4/2052	6,214
Totals		3,710.1584			608,730

15 Concessions			Total in US$ @ an exchange rate on 3/11/2011 of = US$1.00 = MP $11.94		US$50,982

Note: Proof of Labor must be filed on all concessions annually. All concessions are Federal Mining Concessions.

We acquired 100% of the project on August 29, 2002, from Viceroy Resource Corporation (“Viceroy”). To acquire the project, we paid cash of CDN$1.0 million and issued 303,030 equity units comprised of one Common Share and one purchase warrant to purchase one Common Share to Viceroy, and on August 29, 2003, we paid Viceroy the remaining CDN $0.5 million due pursuant to the acquisition contract (see also Consolidated Financial Statements—Note 5 under the section heading “Item 8. Financial Statements and Supplementary Data” below).

Echo Bay Mines Ltd. (“Echo Bay”) holds a 2% net profits interest on certain concessions of the project, subject to a cap of $2 million. Additionally, Minera Tepmin, S.A. de C.V. (“Tepmin”), holds a 1% net smelter returns royalty (“NSR”) on two concessions which are outside the limits of the current anticipated open-pit mine.

On December 5, 2008, we completed a transaction to purchase the land needed for a desalination plant for the Concordia gold project.  The purchase price of the land was 5,648,740 pesos, which was equivalent to $424,000 on the purchase date. The land is located on the Pacific Coast, approximately 26 kilometers by air southwest of the project. The 1.6 hectare parcel of land is zoned for industrial use and a Change of Land Use Permit (“CUS”) has been received from the Municipality of La Paz for the installation of the desalination plant. On December 23, 2008, we entered into an agreement to purchase approximately 500 hectares of land within the area covered by the mining concessions for the mill site and other infrastructure. The purchase price of the land was 6,000,000 pesos, which was equivalent to $456,274 on the purchase date.  We paid $228,136, which was half of the total purchase price, on the date of purchase and we recorded as a long-term liability the other remaining $228,136 which is payable upon the earlier of: a) within 10 days following the start-up of commercial production at the Concordia gold project; or b) three years from the date of the purchase agreement.  In October 2010, we paid the remaining $228,136.

The project holds environmental authorizations for the following purposes: project development including access road, power line, telephone communications, and infrastructure to supply water from a well field; construction and operation of a tailings dam; disposal of tailings; construction of a mill; and installation of three pumping stations. Outstanding permits are discussed under the heading “Permitting” below.

We are not aware of any environmental liabilities on the property and believe that if any exist, the Corporation will not be liable for them.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The project site is currently accessible by paved highway to within 17 kilometers of the project on the north and then by government-maintained dirt roads. There is also a government maintained dirt road from the west. The main access will be from the north. We plan to widen and improve approximately 10 kilometers of existing roads from the north and to construct approximately 7 kilometers of new road immediately north of the project. At the present time, the project area is undeveloped with only several sheds and the drill access roads constructed during the exploration phase. We maintain an office in the city of La Paz and a small warehouse for the storage of drill samples in the town of San Antonio. Operations personnel are expected to come from villages in the general area and from La Paz. Personnel transportation options, such as busing from population centers, are being considered.

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

Surface rights have been secured by the purchase of titled land from a landowner in the area, and there is sufficient space on this land for the processing plant and tailings disposal facility.  On October 27, 2009, the General Direction of Mines in the Mexican Secretariat of Economy granted to us,  Temporary Occupation Permits ("TOP") covering the seven mining concessions in the project area (San Antonio, El Arbol de Oro, La Dificultad, Julia, Maile, La Encantada Fracc. 1, and Valle Perdido Fracc. I).  We believe that the TOP grant us the surface rights necessary for the open pit and waste rock dumps.

The climate is semi-arid and mild. Operations will be possible year-round.  The topography comprises moderate to steep hills with elevations ranging from 400 to 800 meters. Overall, the drainage system is characterized by moderately steep v-shaped valleys.

History

Mining in the region dates back to the colonial times, when gold was discovered by Jesuits who were colonizing the area.  The initial recorded work on the property itself commenced around 1970 when Noranda Inc. (under its subsidiary Cia Minera Gamma, S.A. de C.V.) (“Noranda”) acquired a number of Baja Sur properties in 1970.  Noranda joint-ventured the property with Minera Las Cuevas, S.A. de C.V.  A total of 28 core drill holes were completed on the property  Mine Development Associates Inc. of  Reno, Nevada (“MDA”) reports 26 core drill holes, which according to drilling dates in the current database, were completed in 1974.

An extensive geochemical program and completion of 18 diamond drill holes in 1984 and 1985 was carried out by Imperial Metals Corporation (“IMC”) who acquired the property in 1984.

In 1992, Tymar acquired 70% of the shares of IMC.  Tymar then changed its name to Baja Gold Inc. (“Baja”).  Baja's first program included extending the geochemical survey and 18 reverse-circulation drill holes.

Echo Bay entered into an agreement with IMC in May 1996, whereby Echo Bay could earn a 51% interest in the property by expending $4.5 million on the project prior to January 1997 and by making cash payments to IMC. Echo Bay could also earn an additional 9% interest in the project by additional expenditures and cash payments. Echo Bay spent $13.4 million on the project through January 1997 and earned a 60% interest in the project.  Baja amalgamated with Loki Gold Corporation during May 1996 to form VLB Resource Corporation (“VLB”), which subsequently became a wholly owned subsidiary of Viceroy.

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

Induced polarization (“IP”) surveying proved to be the most effective method for outlining disseminated sulfide mineralization at the Concordia gold project. Echo Bay conducted 40 line-kilometers of 50-meter and 100-meter spaced IP surveys over the resource and the Boca del Saucito area in 1994 and 1995. In addition, in 1994, Echo Bay flew an extensive regional suite of airborne geophysics that included electromagnetic resistivity (“EM”), aeromagnetics, radiometrics, and very low-frequency resistivity (“VLF”) surveying. There is a potassium/thorium radiometric high over the gold resource, reflecting its association with potassic alteration. Magnetics and EM do not show strong anomalies over the gold resource. There is a correlation of IP highs and gold mineralization, due to the presence of sulfides in the mineralization.

From 1994 through 1997, Echo Bay drilled 36 HQ-size core holes totaling 9,587.9 meters and 321 5.5-inch reverse circulation holes totaling 61,396.5 meters on the property (Snowden reports 339 RC holes for 62,616 meters reverse circulation).  The following table shows drill-hole data contained in the database used for the resource estimate, and it is noted that most of the drill database consists of drill data attributed to Echo Bay. Echo Bay drilled HQ-size core holes that were logged by a geologist and split for assay. They drilled 5.5-inch reverse circulation holes, from which chip samples were collected on intervals between one and two meters that were logged by a geologist.

Concordia Drillhole Database

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

We acquired the Concordia gold project from Viceroy in August 2002 by purchasing all of the assets of IMC for a total purchase price of CDN$3 million.  The terms of the agreement called for payment of 50% in cash, with CDN$1 million due at closing and CDN$0.5 million due one year from closing, and 50% in Vista Gold equity units (one Common Share and one warrant to purchase one Common Share).

Geology and Mineralization

The south-southeast-trending Baja Peninsula is cut by north-trending extensional faults thought to be related to the Tertiary extensional environment of the Gulf of California and East Pacific Rise. At the southern tip of the peninsula is the La Paz crystalline complex, made up of Cretaceous intermediate to silicic intrusions that cut and metamorphosed early Mesozoic clastic and calcareous sedimentary rocks. The Concordia gold project lies on the northwest flank of the mountain range with Picacho Sierra la Laguna as its most prominent local feature. This mountain range lies within the La Paz crystalline complex. The crystalline complex is bounded on the west by the La Paz fault that transects the peninsula. While a thick sequence of Tertiary volcanic and volcaniclastic rocks crop out west of the La Paz fault, erosion has removed both the Tertiary volcanic units and the early Mesozoic metasedimentary rocks from the Concordia area.

The 20 to 30 kilometer-wide, 100 kilometer long Todos Santos mineral belt, bounded by north-trending extensional faults, includes the Valle Perdido, El Triunfo, and San Antonio mining districts, as well as Concordia.  A regional north-northeast-striking fault, mapped for three kilometers north and south of Concordia, has an east-trending flexure in its central portion, which is where the Concordia resource is located.

General geology at Concordia consists of diorite roof pendants intruded by a granodiorite batholith with local low and high-angle fault zones. A north-east striking, south-east dipping low-angle silicified fault zone (“cataclasite”) is the main host of gold mineralization at Concordia. Movement along this structure has been characterized as reverse, resulting from compression. Secondary, high-angle faulting is thought to control the higher-grade mineralization at the project. The known gold mineralized material occupies an inverted U-shaped block with an approximate strike length of 1,500 meters east-west to east-northeast, a width of approximately 500 meters down-dip, and a thickness averaging about 30 meters, but reaching 80 meters. The apex of the “U” is near the center of the proposed pit with the legs forming the east and west pit lobes.

Silver occurs in the deposit, but due to the lack of quality assurance and quality control data for the silver assays, a NI 43-101 compliant resource estimate has not been prepared. Metallurgical testing indicates that silver recoveries are variable, but silver production is not included in the feasibility study (described below). It cannot be assumed that any silver will be produced from the Concordia gold project.

Exploration and Drilling

The Concordia gold project has been a significant exploration target since the 1980s. Exploration prior to Vista Gold’s involvement is discussed under the heading “History” above. Our exploration efforts to date have primarily been in the Tocopilla area, which is about 3.5 kilometers north of the resource at Concordia. In 2004, we collected and analyzed 203 soil samples and 22 rock-chip samples. In 2005, we completed six hybrid expanding dipole-dipole IP lines across the Tocopilla target, with east-west lines spaced 200 meters apart and totaling about 12 line-kilometers. Strong IP anomalies were identified on all lines with a good correlation between high IP values and high resistivities. The IP chargeability response at Tocopilla was found to be stronger and broader than that at the Concordia deposit. In addition to this work on the Tocopilla target, Vista Gold collected and analyzed nine rock samples from near the southwestern corner of the property.

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

Definitive Feasibility Study and Mineral Resource and Reserve Estimate

In August 2007, we announced the start of a definitive feasibility study which was completed in early September 2008 under the direction of our independent consultant, SRK.  An update of the capital and operating costs and economic analysis of the project was completed on September 1, 2009 (the “Updated Study”).  The technical report outlining the results of the Updated Study entitled “Feasibility Study Update, NI 43-101 Technical Report, Vista Gold Corp., Paredones Amarillos Gold Project, Baja California Sur, Mexico” dated September 1, 2009, is available on SEDAR at www.sedar.com.

The technical portions of the studies contracted directly by Vista Gold and supervised by SRK were completed by MDA (resource/reserve estimates, mine planning and mining capital/operating cost estimates), Golder Associates Inc. (“Golder”) (tailings impoundment facility design/construction cost estimates), and SRK (pit slope stability evaluation, closure plan/cost estimates and economic analysis). Terry Braun, P.E., an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of SRK. Steven Ristorcelli, P. Geo. and Thomas Dyer, P. Eng., of MDA, each of whom are independent qualified persons as defined by NI 43-101, prepared or supervised the preparation of material on behalf of MDA. David Kidd, P.E., an independent qualified person as defined by NI 43-101, of Golder, prepared or supervised the preparation of material on behalf of Golder.

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

The only information available in respect of sampling programs relates to work that was completed by Echo Bay and subsequently by Vista Gold.  The sampling programs completed by Vista Gold were either completed after the resource model was prepared or were conducted outside the area of the reported resource and were not included in the preparation of the resource model.  Most of the drilling at the Concordia gold project has been reverse circulation drilling, and the majority of the reverse circulation drill sampling was completed on wet samples.

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

For Echo Bay’s core drilling program, core samples were collected at 1.5-meter intervals and then sawed or split on site using a hydraulic splitter. One-half of the core was prepared for assay, and the other half was retained as a duplicate or for engineering purposes.

All Echo Bay samples were analyzed for gold using FA-AA. If the FA-AA analysis resulted in a grade higher than 2.0 grams gold per tonne, a gravimetric finish was applied. Cone Laboratories (“Cone”) in Denver, Colorado performed the original assaying, with duplicate samples checked by Rocky Mountain Geochemical (“RMG”) of Salt Lake City, Utah.

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

In late 2009 and early 2010, we completed a 14-hole core drill program for resource and reserve confirmation and to evaluate any apparent check assay bias, under the direction of our Vice President of Exploration, Frank Fenne, P.G., who is a qualified person within the meaning of NI 43-101. Drilling was done by Major Drilling of Hermosillo, Sonora, Mexico, and core logging and sampling was done by consultants of Vista Gold. Sample preparation was by ALS Chemex of Hermosillo, who sent prepared sample pulps to ALS Chemex in Vancouver, British Columbia, Canada for assaying. Check assaying was done by Acme Labs in Vancouver. Sampling, sample custody, preparation and assaying were completed in compliance with NI 43-101 standards. However, the results of the drilling did not resolve the apparent check assay bias, and additional work is planned.

Mr. Ristorcelli undertook multiple checks including review of the geologic interpretation, an assessment of the statistical behavior of the gold grades in the context of the geologic setting, classical statistics on the entire database and by rock type, and geostatistics by domain to assess the validity of the model. He then classified the mineral resources into measured, indicated and inferred categories of NI 43-101 requirements, following the CIM Definition Standards.

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

The mineral reserve estimate was completed by MDA, by or under the supervision of Mr. Dyer, P. Eng., at a gold price of $700 per ounce of gold and cut-off grade of 0.40 grams gold per tonne, and is summarized in the following table. The strip ratio is estimated at 3.57:1 waste to ore. The metallurgical recovery for gold is estimated to be 91.5%.

Reserves Estimated at Concordia

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

As of January 1, 2009, the rolling three-year average gold price was $723.60, which is slightly higher than the $700 gold price used by MDA for the mineral reserves reported in the table above. The rolling three-year gold price at the-end of 2009 was $846.57. Therefore, under SEC Industry Guide 7 requirements, the qualified person believes the mineral reserve estimate listed above is conservative.  However, should we not be able to obtain the required governmental permits to mine the property, then the project would not have mineral reserves under either NI 43-101 or SEC Industry Guide 7. See the section heading “Item 1A. Risk Factors” above.

The proposed pit is oriented approximately east-west and would have two distinct lobes. We plan to extract ore from the mine using conventional open-pit mining equipment and techniques. A 91-tonne truck and loader fleet has been selected and we would be the owner and operator of the fleet. The higher-grade, west lobe would be mined first and a significant portion of the waste rock from the east lobe would be used to backfill the west lobe of the pit. Concurrent reclamation of two waste dumps would be completed during the latter years of the operation.

Over the estimated 9.5 year life-of-mine, the estimated average cash production costs are projected to be $406 per ounce, with lower costs of $372 per ounce projected during the first five years of production. Updated operating costs used prices effective as of the beginning of the third quarter of 2009. Updated pre-production capital costs, including contingency, owner’s costs and working capital, are estimated to be $189.8 million or $157 per ounce of gold produced. Total capital costs including replacement, reclamation and salvage value over the life of the project and final mine closure are estimated to be $167 per ounce of gold produced. Payback of capital is estimated at 2.9 years from the start of production at the Concordia gold project

We intend to process the ore in a conventional crushing and grinding circuit consisting of a primary gyratory crusher followed by a semi-autogenous grinding mill and two ball mills with an expected mill ore throughput rate of approximately 11,000 tonnes per day. The crushing and grinding equipment was acquired from the Colomac Mine and is presently stored in Canada at Edmonton (major equipment) and Calgary (minor equipment in containers) waiting shipment to a refurbishing facility for repairs and reconditioning. The cost of this equipment was approximately $16 million. The proposed flow sheet indicates that following grinding, the slurried ore will be sized by cyclones and then leached in tanks prior to gold recovery using a Kemix carbon-in-pulp circuit. Gold will be stripped from the carbon and precipitated in an electrowinning cell prior to refining into doré bars. The tailings will be detoxified using ferrous sulfate, paste thickened and deposited in a lined tailings impoundment facility on-site.

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

The Concordia gold project is remotely located and is not expected to directly affect any local inhabitants. Our planned access road improvements will benefit the nearby small villages of Valle Perdido (population 19) and El Rosario (population 67). Locally, employment at the mine, economic activities and the planned access road improvements are expected to benefit both communities and regionally, the communities of San Antonio and El Triunfo, as well as the city of La Paz, are also expected to benefit from employment at the mine. We are working with the local education and health care authorities and have become a “social partner” with the elementary school in El Rosario.

The base-case economic analysis used a gold price profile with a gold price of $850 per ounce in the first three years of production, decreasing to $725 per ounce for the remainder. An alternative sensitivity analysis was completed at a constant gold price of $950 per ounce. The economic analyses were conducted on 100% equity basis with no consideration of debt or leasing. Estimated economic results, showing the internal rate of return (“IRR”) and net present value at a 5% discount rate (“NPV5”) and sensitivity of the base case due to changes in gold prices are presented in the following table.  Mexican income taxes payable are estimated at $71.6 million over the 9.5 year life of the project. There is a 2% net-profits royalty payable to Echo Bay that affects known mineralization and is capped at $2 million. Payback of capital is estimated at 2.9 years from the start of production at the Concordia gold project.

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

Concordia Estimated Economic Results

Gold Price Scenario	IRR	Pre- Tax NPV5 ($)
Base Case Gold Price Profile ($850 first three years and $725 for the remainder, production- weighted average $771)	24.7% pre-tax 19.6% after tax	$150,000,000
Fixed $950 Gold Price	37.8% pre-tax 31.0% after tax	$303,000,000

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

Permitting Status

On February 19, 2010, we announced that SEMARNAT had dismissed our application for the CUSF. In its dismissal, SEMARNAT had questioned the validity of the Temporary Occupation Permits (“TOP”) issued by the General Direction of Mines in the Secretariat of Economy, which were required as part of the CUSF application. SEMARNAT also identified the need for additional technical studies. We provided an update on the status of our CUSF application in a press release on July 19, 2010.

The Concordia gold project is located in a special use area on the northern limit of the buffer zone of the Sierra de La Laguna Biosphere (the “Biosphere”). In the immediate Concordia gold project area, the surface land is divided between land owned directly by us and a parcel of federal land which has yet to be defined by the Mexican Secretariat of Agrarian Reform ("SRA"), although the process for doing so is underway. The TOP apply to both the privately held land and the federal land. In questioning the validity of the TOP, SEMARNAT has requested confirmation of the boundaries of the federal land is subject to CONANP’s claim. Once this has happened, Desarrollos Zapal S.A. de C.V. (formerly Minera Paredones Amarillos S.A. de C.V.) (“DZ”) expects the SRA to grant CONANP's request to become the administrator of the applicable part of the federal land in accordance with their previous request. CONANP has indicated that it will administer the federal land which lies within the buffer zone of the Biosphere in accordance with the established management plan, which states that the exploration and extraction of mineral resources is an activity that is compatible with the special use area in which the Concordia gold project is located. We expect this process to result in the validation of the TOP and recognition of such by SEMARNAT. Following the validation of the TOP, DZ will submit a new CUSF application. The timing for completion of these types of bureaucratic processes is uncertain and at this time, it is not possible to provide an estimate of the timing for the re-filing of a new CUSF application.

We are also working to resolve the deficiencies identified in SEMARNAT’s dismissal of the CUSF application. DZ has contracted SRK, and several BCS academic institutions to review, analyze and validate some of the information submitted as part of the original CUSF application. This will include additional hydrogeologic studies, surface run-off calculations and a review of certain baseline environmental data. The results will be submitted as part of the new CUSF application. DZ has also retained the services of Herrera Ordonez Abogados, a law firm based in Mexico City, to compile and submit the new CUSF application. The principal lawyer in charge of DZ’s work is Mr. Hector Herrera who is a past chairman of the Mexican Bar Association’s Environmental Commission and has an extensive background in working with SEMARNAT.

In addition to re-filing our CUSF application, we are working with our legal counsel and political experts in Mexico on a broader strategy for the advancement of the permitting process for the Concordia gold project. We and our Mexican advisors remain confident that our right to develop the deposit at our Concordia gold project is sound and we will be granted all permits to conduct the operation. However, at the time this is being written it is not possible to provide an estimate of timing.

There has been some opposition to the project organized by a number of environmental NGO groups who have used misinformation as part of their program. During the latter half of 2010 in a period leading up to state elections (February 2011) there was also political opposition to the development of the project in the state legislature. As a result on January 24, 2011 we issued a press release commenting on the permitting process for the Concordia gold project.  The Concordia gold project has been the object of what we believed to be misleading media coverage in BCS.  Regardless of attempts by those opposed to the project to change the laws that regulate mining (which is a federal mandate and can only be changed at the federal level), Vista is proceeding with development of the Concordia gold project in accordance with federal mining and environmental laws and continues to be in compliance with all statutory obligations and responsibilities in BCS. The Federal Government through the Dircctor General of Mines has continued to voice its support for the development of the project.

Preliminary Project Design, Permitting Support and Other Activities

On July 19, 2010, we announced we have contracted ICA Fluor, with offices in Mexico City, Mexico, and Dublin, California, to be the engineering, procurement and construction management contractor for the project. ICA Fluor's initial scope of work includes basic engineering in support of permitting activities. ICA Fluor is coordinating design work on the access road, main power transmission line, processing plant, tailings impoundment facility, desalination plant and water supply pipeline at the Concordia gold project.

Following the submission of the new CUSF application, we intend to present to SEMARNAT the documents to modify and extend the Concordia gold project’s environmental permits that were issued in 1997 and, unless extended by DZ, will expire in 2012. The modifications will reflect the many design changes made to improve the Concordia gold project and enhance environmental protections which are now incorporated into our proposed development.

We are in the process of finalizing the remaining rights-of-way for the power transmission line and water supply.  We have filed the appropriate environmental permit application for the water supply pipeline.

VWS Mexico, S.A. de C.V. has been contracted to provide engineering and permitting support for the desalination plant. Final studies for the design of the facility have been completed and we have filed the appropriate environmental permit application.

We have established ASUDES, a civil association (similar in function to a foundation). The goals of ASUDES are to promote improved access to health care and more educational opportunities for members of the nearby local communities. A number of programs have been established in the area of health and education which have been well received by the local communities.

Mt. Todd, Northern Territory, Australia

Property Description and Location

Effective March 1, 2006, we and our subsidiary Vista Gold Australia Pty Ltd. (“Vista Gold Australia”), entered into agreements with Ferrier Hodgson, the Deed Administrators for Pegasus Gold Australia Pty Ltd. (“Pegasus”), the government of the Northern Territory of Australia and the Jawoyn Association Aboriginal Corporation (“JAAC”) and other parties named therein, subject to regulatory approvals, to purchase a 100% interest in the Mt. Todd gold mine (also known as the Yimuyn Manjerr gold mine) in the Northern Territory, Australia. Under these agreements, we are guarantor of the obligations of our subsidiary Vista Gold Australia.

As part of the agreements, we agreed to pay Pegasus, A$1.0 million ($739,600) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory government’s costs of management and operation of the Mt. Todd site up to a maximum of approximately A$375,000 (approximately $277,500) during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years. Additionally, we agreed to issue Common Shares with a value of CDN$1.0 million (amounting to 177,053 Common Shares) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production. Other agreement terms provide that we would undertake a technical and economic review of the mine and possibly form one or more joint ventures with the JAAC. In June 2006, the transactions contemplated under the agreements were completed and effected, with funds held in escrow released to the ultimate vendors and the Common Shares issued to the JAAC. In June 2010, we announced that we had notified the Northern Territory government that, based on our on-going positive results to date, we intend to extend our agreement with the Northern Territory government related to the Mt. Todd gold project for an additional five-year period to the end of 2015. On November 30, 2010, we, and the Northern Territory government, announced that the agreement has been renewed for an additional five-year period to 2015.

There is a royalty equal to 5% of the gross value of gold or other metals commercially extracted from certain mineral concessions which are located outside the zone of mineralization currently defined by us and previous operators generally known as the Batman deposit. The royalty is known as the Denehurst royalty.  If the Mt. Todd gold project proves feasible, Vista has agreed to offer the JAAC an opportunity for joint venture participation on a 90% Vista/10% JAAC basis.  For rent of the surface during production, the JAAC is entitled to an annual amount equal to 1% of the annual value of production with an annual minimum of A$50,000.

In August and September 2007, we obtained several new exploration licenses, located generally to the north of and contiguous to the Mt. Todd mining licenses. Total land holdings controlled by Vista Gold Australia are approximately 123,021 hectares. A map showing the location of the mining and exploration licenses and a table with a list of the mining and exploration licenses and the holding requirements follow.

Mt. Todd Land Holdings of Vista Gold Australia

License Name	Serial Number	Federal Claim Type	Surface Area (hectares)	Location Description (UTM)	Location Date	Expiration Date	Estimated Holding Requirements Annual Rent including GST (Australian Dollars)	Annual Work Requirement (Australian Dollars)	Annual Reports Due
Mining Licenses:
MLN 1070	MLN 1070	Mining License	3,982	Mining License Block	March 5, 1993	March 4, 2018	$43,802 (due March 4)	N/A	June 4

MLN 1071	MLN 1071	Mining License	1,327	centered at approximately	March 5, 1993	March 4, 2018	$14,597 (due March 4)	N/A	June 4

MLN 1127	MLN 1127	Mining License	80	188555E, 435665N	March 5, 1993	March 4, 2018	$880 (due March 4)	N/A	June 4
Subtotals			5,389				AUD$59,279	AUD$0
Exploration Licenses:
EL 25576	EL 25576	Exploration License	91,240	Centered at approximately 192557E, 8446405N	March 15, 2007	March 14, 2013	$6,732 (due March 14)	$200,000	April 14
EL 25668	EL 25668	Exploration License	11,410	Centered at approximately 199000E, 8463964N	March 17, 2007	March 16, 2013	$1,122 (due August 16)	30,000	September 16
EL 25669	EL 25669	Exploration License	4,972	Centered at approximately 178272E, 8457220N	March 15, 2007	March 14, 2013	$396 (due March 14)	20,000	April 14
EL 25670	EL 25670	Exploration License	10,010	Centered at approximately 185445E, 8424349N	March 15, 2007	March 15, 2013	$748 (due March 14)	20,000	April 14
Subtotals			117,632				AUD$8,998	AUD$270,000
Totals A$							Total = AUD$68,277	Total = AUD$270,000
Totals US$							Total in US$ @ an exchange rate on 3/11/2011 of US$1.00 = AUD$0.99 = US$68,544	Total in US$ @ an exchange rate on 3/11/2011 of US$1.00 = AUD$0.99 = US$271,256
Grand Totals		3 Mining Licenses, 4 Exploration Licenses	123,021 hectares					US$339,800

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

Mt. Todd was an operating mine in the late 1990s. Although most of the processing equipment and facilities were removed from the site, basic infrastructure items are still in place, including project access control point, small shop and office, mill building, and various concrete slabs and floors, as well as a fully functioning tailings impoundment that has capacity to store additional mill tailings. The Batman pit is partially filled with water that has been pumped from the containment pond downstream of the waste dumps.  We will have to dewater the pit and treat the water for discharge prior to the start of operations. The Mt. Todd site was not reclaimed when the mine closed, and as a result, the dumps and heap leach pad require ongoing care and maintenance. Vista Gold Australia provides that care and maintenance, but is not responsible for the environmental liability resulting from previous operations until we take the decision to re-open the mine and have received the appropriate permits.

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
1993 - 1997 Pegasus Gold Australia Pty Ltd.

Pegasus reported investing more than US$200 million in the development of the Mt Todd mine and operated it from 1993 to 1997, when the project closed as a result of technical difficulties and low gold prices. The deed administrators were appointed in 1997 and sold the mine in March 1999 to a joint venture comprised of Multiplex Resources Pty Ltd. and General Gold Resources Ltd.

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

2000 – 2006	The Deed Administrators, Pegasus, the government of the Northern Territory and the JAAC held the property.
2006 March	Vista Gold Corp. acquired concession rights from the Deed Administrators, surface use rights from the JAAC and entered into a contract with the Government of the Northern Territory of Australia.

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

Based on a review of project files, our management believes that approximately 24.6 million tonnes grading 1.06 grams gold per ton and containing 826,000 ounces of gold were extracted between 1996 and the termination of mining in 2000. Processing was by a combination of heap-leach production from oxide ore and cyanidation of sulfide ore. The remaining mineralization consists of sulfide mineralization lying below and along strike of the existing open pit, and in hanging wall structures parallel to the main zone in the existing open pit.

Exploration and Drilling

After acquiring the Mt. Todd gold project in early 2006, an NI 43-101 preliminary assessment on the Mt. Todd gold project was prepared for us in December 2006. Following this preliminary assessment, an infill core drilling program consisting of 25 holes totalling 9,883 meters of drilling was completed on our behalf in June 2007 by Titeline Drilling PL of Australia, and the assaying for gold was done by Northern Australian Labs (“NAL”) in Pine Creek, Northern Territory, Australia, with check assaying by ALS Chemex of Australia. ALS Chemex of Australia and NT Environmental Laboratories Pty. Ltd. of Darwin, Northern Territory, Australia performed multi-element analyses including copper.  All holes were angle holes drilled to intersect mineralization at close to right angles. Sampling and assaying methods were conducted in accordance with the CIM Mineral Exploration Best Practices Guidelines. All samples taken were nominally one meter in length.

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

Sampling and Analysis

All assaying was fire assay on 50-gram charges. It is the opinion of Tetra Tech MM, Inc. (“Tetra Tech”) that quality control and quality assurance methods employed by the various companies working at Mt. Todd were standard at the time of the work, and the work, including quality control and quality assurance methods, has been audited several times by independent consultants.

As part of the 2007 exploration program, we embarked on a program to both verify the historic assay results and ensure that any future analytical work meets all current NI 43-101 standards for reporting of mineral resources. This program consisted of two components; re-assaying of a portion of the historic drill holes, and assaying of the new core drill holes.

We completed a multi-phase program to evaluate the accuracy of gold assays generated by NAL on Mt Todd core samples. The test involved three phases including, 1) cross-checking assay standards used in the program between NAL and ALS-Chemex, 2) preparing and assaying 30 one-meter intervals of remaining half-core and detailed analysis of crushing and analytical performance between the two labs, and 3) screen sieve assay analysis of 45 coarse reject samples plus the 45 comparable remaining half-core samples.

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

We used a sampling method and approach that was similar to what has historically been used at the Mt Todd gold project. The drill core, upon removal from the core barrel, was photographed, geologically logged, geotechnically logged, and placed into metal core boxes. The metal core boxes were transported to the sample preparation building where the core was marked and sawn into halves. One-half was placed into sample bags as one-meter sample lengths, and the other half retained for future reference. The only exception to this was when a portion of the remaining core was flagged for use in the ongoing metallurgical testwork.
The bagged samples had sample tags placed both inside and on the outside of the sample bags. The individual samples were grouped into “lots” for submission to the independent lab for preparation and analytical testing. All of this work was done under the supervision of a Vista Gold geologist.

Together with Tetra Tech, we developed an assay protocol for the analyses of the 2008 exploration drill core and for validation of the historic assays.

Sample Preparation, Analyses and Security

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

After the samples were prepared, a split of the pulp was shipped directly to the ALS Chemex laboratory located in Perth for analysis. The ALS Chemex sample preparation facility also prepared splits of the designated pulps and coarse rejects for cross-laboratory checks. Genalysis was selected as the secondary laboratory to do the QA/QC checks. When a batch of samples was prepared, the selected pulps and coarse rejects were shipped via TNT to the Genalysis sample preparation facility in Adelaide for the cross-laboratory check analyses. ALS Chemex sent Vista Gold an e-mail list of samples transmitted to Genalysis when they were shipped. When this notification was received by Vista Gold, sample transmittals were prepared and e-mailed to Genalysis.

When the additional sample preparation work was completed, the Genalysis sample preparation facility in Adelaide shipped the pulps to its laboratory in Perth for the cross-laboratory check analyses.

Preliminary Economic Assessment and Updated Estimate of Gold Mineralization

In June 2009, we announced the results of a preliminary economic assessment (the “Mt. Todd PEA”) with an updated estimate of gold resources under NI 43-101 criteria for the Batman Deposit completed for us by Tetra Tech. This study was completed by or under the supervision of Mr. John Rozelle, P.G., an independent qualified person, utilizing standard industry software and estimation methodology. The technical report summarizing the results of the Mt. Todd PEA and updated mineral resource estimate entitled “Mt Todd Gold Project Updated Preliminary Economic Assessment Report, Northern Territory, Australia” dated June 11, 2009 is available on SEDAR at www.sedar.com.

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

As stated in Tetra Tech’s report, “…the Mt. Todd Project has an excellent drillhole database comprised of drill core, photographs of the drill core, assay certificates and results, and geologic logs. The meticulous preservation of the drill core and associated “hard copies” of the data are a testament to the originators of the project and the subsequent companies that have looked at the project. All data are readily available for inspection and verification. In addition, most of the subsequent companies or their consultants that have examined the project have completed checks of the data and assay results. Other than the “normal” types of errors inherent in a project this size, (i.e. mislabeled intervals, number transpositions, etc.), which were corrected prior to Tetra Tech’s resource estimation, it is Tetra Tech’s opinion that the databases and associated data are of a “high quality” in nature. Tetra Tech found no significant discrepancies with the existing drillhole geologic logs and is satisfied that the geologic logging, as provided for the development of the three-dimensional geologic models, fairly represents both the geologic and mineralogic conditions of each of the deposits that comprise the Mt. Todd Project.”

Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.40 grams gold per tonne, is estimated at 190,939,000 tonnes grading 0.84 grams gold per tonne.

Under CIM Definition Standards, at the same cut-off grade of 0.40 grams gold per tonne, measured mineral resources are estimated at 52,919,000 tonnes grading 0.91 grams gold per ton, indicated mineral resources are estimated at 138,020,000 tonnes grading 0.81 grams gold per tonne and inferred mineral resources are estimated at 94,008,000 tonnes grading 0.74 grams gold per tonne. The estimate of mineral resources reported in the June 2009 Mt. Todd PEA represents an increase in estimated measured mineral resources of 119,000 ounces of gold, an increase in indicated mineral resources of 460,000 ounces of gold and an increase in the combined estimated measured and indicated mineral resources of 579,000 ounces of gold (12.8%) from the mineral resource estimate reported in February 2009.  Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

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

Three potential operating scenarios were evaluated using a gold price of $750 per ounce (three-year running average as of first quarter 2009), an exchange rate of US$1 = A$1.35 and first quarter 2009 costs. The results of the Mt. Todd PEA indicate that development of the base-case alternative would have an estimated cash cost of $453 per ounce and a pre-tax IRR of 21.6%. All analyses were done on a pre-tax basis in order to guide future study without introducing a taxation variable. Payback of initial capital invested would be three years from the start of production. The total gold mined over the 15.2 year mine life is estimated to be 4,526,000 ounces, with an estimated annual production of 245,500 ounces (with average production over the first three years of 296,700 ounces). The Mt. Todd PEA estimated that an economic gold cut-off grade of approximately 0.40 grams gold per tonne should be employed which results in a 12.8% increase (579,000 ounces) in measured and indicated mineral resources as compared to the 0.50 grams gold per tonne cutoff grade employed in the previous preliminary economic assessment. At a gold price of $950 per ounce the estimated pre-tax IRR is 37.7%. Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.  See the section heading “Cautionary Note to All Investors Concerning Economic Assessments that Include Mineral Resources.”

Additional information on the results of the Mt. Todd PEA can be found in our press release dated June 4, 2009, and in the study which is posted on SEDAR.

Development

In 2010, we undertook two drilling programs at the Batman deposit, and in the first program we completed 14 core and six reverse circulation drill holes (8,291 total meters drilled) in a program designed to add resources through in-fill drilling in the parallel structures to the east (hanging wall) of the core zone of the Batman deposit, to test/condemn hypothesized extensions of the deposit along strike and to the west of the core zone, and to provide core for metallurgical testing.  The program concluded with the in-fill drilling of the parallel structures on the east of the Batman deposit. The drill holes were oriented to the west to intersect the core zone at right angles and were inclined at -55 to -60 degrees.  Boart Longyear of  Mitchell Park, South Australia, performed the drilling.

Included in the total were three core holes totaling 1,469 meters, that were located and oriented to provide core samples for metallurgical testing, representative of the Batman deposit, in the area of the pit defined by the June 2009 Mt. Todd PEA.  The holes were drilled at -20 to -30 degree dips, at an acute angle to the strike of the deposit and were not assayed due to the requirements for whole core to be used in the planned metallurgical testing program.

The core was logged, photographed and sampled by employees and consultants of Vista Gold Australia under the direction of our Vice President of Exploration, Frank Fenne, P.G., who is a qualified person within the meaning of NI 43-101. Core samples to be assayed were shipped to the ALS-Chemex sample preparation lab in Alice Springs, Australia.  Prepared sample pulps were shipped by ALS-Chemex to its assay lab in Perth, Australia. Check assaying was done by Genalysis of Perth, Australia. Core logging and sample custody, preparation and assaying were completed in compliance with NI 43-101 standards. Sample preparation, assaying and security protocols followed those developed in 2008 by Tetra Tech and Vista Gold, as described in the Sample Preparation, Analyses and Security section above.

We subsequently drilled one additional core hole in 2010 into the parallel structures in the hanging wall east of the core zone for 726 meters. Drilling was by Grid Drilling of Townsville, North Queensland. The core was logged, photographed and sampled by our employees and consultants under the direction of Vista’s Vice President of Exploration, Frank Fenne P.G., who is a qualified person under NI 43-101. Core was sawed in half by our employees and consultants and one half shipped to NAL’s, for sample preparation and assaying. Check assaying was done by Genalysis of Perth, Australia. Core logging and sample custody, sample preparation and assaying for all drill holes completed during 2010 followed those developed in 2008 by Tetra Tech and Vista Gold, as described in the Sample Preparation, Analyses and Security section above.

Preliminary Feasibility Study and Updated Estimate of Gold Mineralization, October 2010 (6.77 million tonnes ore per year)

On August 8, 2010, we announced the positive results of a PFS for the Batman deposit. The PFS was constrained to consider tailings from mineral reserves that could be accommodated by the existing tailings storage capacity of 60 million tonnes. The PFS was managed by Tetra Tech of Golden, Colorado, which also undertook the resource modeling and estimation, geotechnical, environmental and site reclamation engineering and design. Mr. John Rozelle, PG, Manager of Tetra Tech’s Mineral Resource Division and Principal Geologist, an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of Tetra Tech. Mr. Thomas Dyer, P.E., of MDA of Reno, Nevada, an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of MDA.  Mr. Rozelle and Mr. Dyer prepared or supervised the preparation of the information that forms the basis for the scientific and technical information disclosed herein. The technical report summarizing the results of the PFS and updated mineral resource estimate entitled “Mt Todd Gold Project Prefeasibility Study, Northern Territory, Australia” dated October 1, 2010, is available on SEDAR at www.sedar.com.

The PFS was evaluated using the three-year trailing average gold price of $950 per ounce. Mineral reserve estimates and production highlights are tabulated below.

Production Highlights, October 2010 PFS(1)

Reserves and Production Estimates at $950 per gold ounce
Proven and Probable Mineral Reserves (at a 0.55 grams gold per tonne cut-off)*	60,049,000 tonnes at 1.05 grams gold per tonne
Life of Mine Production	1,662,000 gold ounces
Average Annual Production (based on 8.86 year mine life)	187,500 gold ounces per year
Mining Rate (ore plus waste)	22,900,000 tonnes per year
Mill Throughput Rate	18,500 tonnes per day
Stripping Ratio (waste:ore)	2.37
Mine Life	8.86 years

* Elevated cutoff grades were used to constrain the total estimated mineral reserve tonnes to the remaining tailings capacity while maximizing return.  In most areas, a cutoff grade of 0.55 grams gold per tonne was used.  Select benches in the first two phases of mining used a cutoff grade of 0.60 grams gold per tonne.

(1) Cautionary Note to U.S. Investors: Proven and Probable Mineral Reserves as described in this table are based on Canadian definitions under NI 43-101.  These Reserves are based on a pre-feasibility study.  Reserves for SEC Industry Guide 7 purposes require definitive or “final” feasibility study. See the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above

The PFS was completed using the three-year trailing average gold price of $950 per ounce and a foreign exchange rate of $0.85 = A$1.00 and incorporates mid-2010 costs. The following table summarizes the economic results with a comparison to the sensitivity at a gold price of $1,200 per ounce and a foreign exchange rate of $0.90 = A$1.00.

Summary of Economic Results

	$950 per gold ounce & $0.85/A$1.00	$1,200 per gold ounce & $0.90/A$1.00
Average Cash Operating Cost ($ per gold ounce produced)	$476	$493
Average Total Cash Production Costs ($ per gold ounce produced)	$487	$507
Pre-Production Capital Cost:	$441,258,000	$459,820,000
Sustaining Capital Cost:	$32,981,000	$32,981,000
Internal Rate of Return	14.9% before tax 9.8% after tax	25.4% before tax 16.2% after tax
Cumulative Cash Flow (pre-tax)	$472,615,000	$848,724,000
Net Present Value at 5% discount (pre-tax)	$210,144,000	$487,156,000

Mineral Resources and Reserves Estimates for the October 2010 PFS

The October 2010 PFS is based on our updated gold mineral resource estimate for the Batman deposit as of June 11, 2009, which assumed a cutoff grade of 0.40 grams gold per tonne. Please see Preliminary Economic Assessment and Updated Estimate of Gold Mineralization above. In summary, based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit net of mineral reserves, above a cut-off grade of 0.40 grams gold per tonne, is estimated at 130,889,000 tonnes grading 0.73 grams gold per tonne.

Also in summary, under CIM Definition Standards, net of mineral reserves and at the same cut-off grade of 0.40 grams gold per tonne, measured mineral resources are estimated at 28,461,000 tonnes grading 0.75 grams gold per tonne, indicated mineral resources are estimated at 102,428,000 tonnes grading 0.73 grams gold per tonne and inferred mineral resources are estimated at 94,008,000 tonnes grading 0.74 grams gold per tonne. Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

MDA used the June 2009 resource model to develop an open-pit mine design including intermediate pits plans and production schedules.

The mineral reserve estimates were prepared and reported by MDA, under the supervision of Mr. Dyer, and using the June 2009 resource model at a gold price of $950 per ounce and cut-off grade of 0.55 grams gold per tonne. Elevated cutoff grades were used to constrain the total estimated mineral reserve tonnes to the remaining tailings capacity while maximizing return.  In most areas, a cutoff grade of 0.55 grams gold per tonne was used; however, select benches in the first two phases of mining used a cutoff grade of 0.60 grams gold per tonne. As mentioned previously, the PFS was evaluated using the three-year trailing average gold price of $950 per ounce (as of August 2010), and therefore, the qualified person believes the reserve estimate is the same under both SEC Industry Guide 7 and CIM Definition Standards. The reserve estimates are shown in the following table.

Reserves Estimated at Mt. Todd, October 2010 PFS

Reserve Classification	Tonnes	Average Gold Grade (grams gold per tonne)
Proven(1,2, 3)	24,458,000	1.09
Probable(1, 2, 3)	35,592,000	1.02
Proven & Probable(1,2 3)	60,050,000	1.05

(1)	Mineral reserves are reported separately from mineral resources.

(2)
Cautionary Note to U.S. Investors: Proven and Probable Mineral Reserves as described in this table are based on Canadian definitions under NI 43-101. These Reserves are based on a pre-feasibility study.  Reserves for SEC Industry Guide 7 purposes require definitive or “final” feasibility study.  See the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

(3)	See the section heading “Item 1A. Risk Factors” in this annual report.

Capital and Operating Cost Estimate, October 2010 PFS

Estimated life-of-mine average total cash production costs are projected to be $487 per ounce, with the highest costs occurring in the first five years of the project.  The latter half of the project life benefits from decreases in the required stripping.  Pre-production capital costs, including contingency, owner's costs and working capital, are estimated to be $441 million and sustaining capital over the life of the mine is estimated to be $33 million.  Post-operation reclamation costs are not included in the total capital costs, but are included in the cash flow analyses and return on investment calculations.

Mining, October 2010 PFS

We plan to extract ore from the mine using conventional open-pit mining equipment and techniques. A waste mining fleet consisting of 180-tonne trucks and 21-cubic meter shovels has been selected to complement the 140-tonne truck and loader ore-mining fleet.  We would be the owner and operator of the mining fleets and we expect to enter into maintenance and repair contracts for the major mining equipment. Ore will be mined in three pit development phases over a period of 8.86 years.  Waste rock will be placed in a single waste dump and concurrent reclamation is planned for the lower benches of the dump.

Processing, October 2010 PFS

Following an extensive review of the plant performance data from previous operators, it was clear to us that there were a number of key reasons why these operations were unsuccessful. As a result, we undertook mineralogical and metallurgical studies to fully understand the type of ore that would be treated over the life of the proposed mine. This was followed by laboratory test programs that evaluated the metallurgical process, proposed equipment and the expected performance and cost parameters. We believe the principal reasons that led to the previous operational failure were:

•
Ore hardness - the plant built by the previous operator was poorly designed to handle the hard ore and failed to produce a satisfactory product or achieve design capacity. We tested and determined the expected ore hardness and then evaluated various combinations of equipment. The best combination of equipment involved primary and secondary crushing, tertiary crushing employing  high pressure grinding rolls (“HPGR”) followed by a large ball mill. The use of HPGR is expected to result in a product which significantly improves the efficiency of the grinding circuit. For the base case, the circuit is very simple with a large primary gyratory crusher, a secondary cone crusher, a single HPGR unit and a single ball mill. HPGR technology is currently being successfully used by Newmont Mining Corporation, at Australia’s largest gold mine, the 20 million ounce Boddington mine in Western Australia. The circuit has been designed to reflect the results of leach tests which indicate that the optimum grind size should be 80% passing 100 mesh, coarser than used in previous operations.

•
Metallurgy - A number of metallurgical problems were encountered in the past, mostly related to copper minerals in the ore. Our test program focused first on understanding the form and distribution of the copper minerals in the ore body and then on the best metallurgical approach to deal with the copper. In the mineralogical review it became apparent that the form of the copper minerals changes with depth. In the upper part of the ore body, mostly mined out by previous operators, the copper existed mainly as secondary copper minerals such as chalcocite, bornite and covellite; these minerals are very soluble in cyanide which greatly increased the expense of leaching. The remaining ore contains mainly primary copper minerals like chalcopyrite which generally has a very minor effect on leaching and cyanide consumption. The tests we undertook on representative samples of the ore to be mined showed that whole-ore leaching combined with a carbon-in-pulp recovery circuit yields acceptable recoveries of 82%.

The proposed plant would have a design capacity of 18,500 tonnes per day and was designed to be simple, efficient and easy to maintain. The proposed flowsheet indicates that following grinding, the slurried ore will be sized by cyclones, thickened, pre-aerated, and then leached in tanks prior to recovery in a hybrid carbon-in-pulp circuit.  Gold will be stripped from the carbon and precipitated in an electrowinning cell prior to refining into doré bars.  The tailings will be detoxified using the SO2/Air process and deposited in the existing tailings impoundment facility.

Further contributing to lower costs, the proposed project will self-generate power using low-cost natural gas which can be supplied to the site via the existing natural gas pipeline.  The project also includes plans to produce lime from near-by limestone deposits, thereby significantly reducing the supply cost for this reagent.

Infrastructure, October 2010 PFS

As a previously operated project, the Mt. Todd gold project site has existing infrastructure which includes a fresh water storage reservoir with sufficient capacity to sustain the proposed operation, paved access roads, concrete foundations for some of the crushing circuit, a natural gas pipeline and an electrical power line.  Power will be generated on site using a gas-turbine generator which is included in the project capital. The power plant is designed to have excess capacity to meet higher loads during large equipment starting up.  Excess power during operations will be sold into the grid further reducing expected costs.  During the nine-year post-closure period, we intend to continue operating the natural gas turbine power generating plant.  Revenues derived from selling power to the grid during this period are expected to fund all of the reclamation activities.

Environmental, October 2010 PFS
The PFS includes engineering designs for the closure of the mine site following cessation of production. The closure plan was designed to meet all requirements for long-term reclamation of the site and cost estimates include provisions for monitoring required under applicable law.

Economic Analysis, October 2010 PFS

As mentioned previously, the PFS economic analysis was completed using the three-year trailing average gold price of $950 per ounce and foreign exchange rate of $0.85 = $AUD1.00.  We have also completed sensitivity analyses calculated at gold prices of $1,000, $1,100, $1,200 and $1,500 per ounce.  The $1,200 and $1,500 sensitivity analyses incorporate the foreign exchange rate current in August 2010 of $0.90 = AUD$1.00.  Estimated before and after tax economic results, showing the IRR and NPV5%, cumulative cash flow and sensitivity to changes in gold price are shown in the following tables.

Before–Tax Economic Results

Gold Price Scenario	Before Tax IRR	Before Tax NPV5%	Before Tax Cumulative Cash Flow
$950 Gold Price	14.9%	$ 210,144,000	$ 472,615,000
$1000 Gold Price	17.5%	$ 272,260,000	$ 554,865,000
$1,100 Gold Price	22.6%	$ 396,494,000	$ 719,366,000
$1,200 Gold Price	25.4%	$ 487,156,000	$ 848,724,000
$1,500 Gold Price	39.3%	$ 859,856,000	$ 1,342,227,000

After-Tax Economic Results

Gold Price Scenario	After Tax IRR	After Tax NPV5%	After Tax Cumulative Cash Flow
$950 Gold Price	9.8%	$ 71,127,000	$ 252,490,000
$,1,000 Gold Price	11.4%	$ 100,497,000	$ 207,598,000
$1,100 Gold Price	14.5%	$ 158,192,000	$ 359,190,000
$1,200 Gold Price	16.2%	$ 198,827,000	$ 418,218,000
$1,500 Gold Price	23.9%	$ 359,612,000	$ 624,317,000

New Preliminary Feasibility Study, January 2011 (10.65 million tonnes ore per year)

On January 4, 2011, we announced the positive results of a new PFS for the Batman deposit. The new PFS was managed by Tetra Tech, and expands upon the PFS previously completed by Tetra Tech dated October 1, 2010, and announced on August 18, 2010. Tetra Tech undertook the resource modeling and estimation, geotechnical, environmental and site reclamation engineering and design for the new PFS. Mr. John Rozelle, PG, Manager of Tetra Tech’s Mineral Resource Division and Principal Geologist, an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of Tetra Tech. Mr. Thomas Dyer, P.E., of MDA of Reno, Nevada, an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of MDA.  Mr. Rozelle and Mr. Dyer prepared or supervised the preparation of the information that forms the basis for the scientific and technical information disclosed herein. The technical report summarizing the results of the PFS and updated mineral resource estimate entitled “10.65 MTPY Preliminary Feasibility Study, NI 43-101 Technical Report, Mt Todd Gold Project, Northern Territory, Australia” dated January 28, 2011, is available on SEDAR at www.sedar.com.

The new PFS evaluates the viability of a 30,000 tonne per day processing facility and the optimized extraction of the identified mineral resource. The previous PFS was constrained to treating mineralized material, the volume of which would be accommodated in the existing tailings disposal facility ( 60,000,000 tonnes).  The operating rate was 18,500 tonnes per day of ore compared to the higher, and more economical rate of 30,000 tonnes per day considered in the new study. A new tailings disposal facility would be constructed to accommodate the excess tails from the increased ore reserves in the new PFS.

Highlights of the new PFS include increased proven and probable mineral reserves, higher annual gold production, longer project life and improved economics at current and long-term estimated gold prices.

The PFS was evaluated using a gold price of $1,000 per ounce, which, as year-end 2010, is less than the three-year trailing average of $1,022 per ounce. Therefore, the qualified person believes the reserve estimate is the same under both SEC Industry Guide 7 and CIM Definition Standards. Mineral reserve estimates and production highlights are tabulated below.

Production Highlights, January 2011 PFS

Reserves and Production Estimates at $1,000 per ounce gold
Proven and Probable Mineral Reserves (at a 0.40 grams gold per tonne cut-off)	149.9 million tonnes at 0.85 grams gold per tonne
Life of Mine Production	3,372,000 ounces
Average Annual Production	239,500 gold ounces per year
Mining Rate	29.5 million tonnes per year
Mill Throughput Rate	30,000 tonnes per day
Stripping Ratio (waste:ore)	1.8
Mine Life	14 years

(1)
Cautionary Note to U.S. Investors: Proven and Probable Mineral Reserves as described in this table are based on Canadian definitions under NI 43-101. These Reserves are based on a pre-feasibility study.  Reserves for SEC Industry Guide 7 purposes require definitive or “final” feasibility study. See the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above

By utilizing the remaining capacity in the project’s existing tailings storage facility and deferring the capital for additional tailings storage capacity until later in the project’s life, we have been able to increase the size of the proposed process facility to a more economic level of 30,000 tonnes per day and increase the projected annual production to 250,000 ounces per year over the first five years of the project.  Based on these positive results, we have now commenced a feasibility study for the Mt. Todd gold project that we expect to complete in the latter part of 2011. As part of the feasibility study program, we will undertake studies to further optimize the proposed operation, evaluate opportunities to reduce estimated capital costs and enhance project returns.

The new PFS was completed using a foreign exchange rate of $0.85 = AUD$1.00 and incorporates mid-2010 costs.  The following table summarizes the economic results at a gold price of $1,000 per ounce with a comparison to economic results at a gold price of $1,350 per ounce and a foreign exchange rate of $1.00 = A$1.00.

Summary of Economic Results

	$1,000 per gold ounce & $0.85/AUD$1.00	$1,350 per gold ounce & $1.00/AUD$1.00
Average Cash Operating Cost ($ per gold ounce produced)	$520	$587
Average Total Cash Production Costs ($ per gold ounce produced)	$530	$600
Pre-Production Capital Cost:	$589,583,000	$675,957,000
Sustaining Capital Cost:	$260,522,000	$261,183,000
Internal Rate of Return	13.9% before tax 10.7% after tax	23.2% before tax 16.6% after tax
Cumulative Cash Flow (pre-tax)	$964,514,000	$1,860,112,000
Net Present Value at 5% discount (pre-tax)	$385,336,000	$944,470,000

Mineral Resources and Reserves Estimates, January 2011 PFS

The new PFS is based on our gold mineral resource estimate for the Batman deposit at the Mt. Todd gold project as of June 11, 2009, which assumed a cutoff grade of 0.40 grams of gold per tonne. The resource estimate is detailed in the report “Mt. Todd Gold Project - Updated Preliminary Economic Assessment Report - Northern Territory, Australia” dated June 11, 2009, and is available on SEDAR at www.sedar.com.  Please see Preliminary Economic Assessment and Updated Estimate of Gold Mineralization above. In summary, based on the report, under SEC Industry Guide 7 guidelines and net of mineral reserves, mineralized material for the Batman deposit, above a cut-off grade of 0.40 grams gold per tonne, is estimated at 41,064,000 tonnes grading 0.77 grams gold per tonne.

Also in summary, under CIM Definition Standards, at the same cut-off grade of 0.40 grams gold per tonne and net of mineral reserves, measured mineral resources are estimated at 3,958,000 tonnes grading 0.88 grams gold per tonne, indicated mineral resources are estimated at 37,106,000 tonnes grading 0.76 grams gold per tonne and inferred mineral resources are estimated at 94,008,000 tonnes grading 0.74 grams gold per tonne. Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

MDA used the June 2009 resource model to develop an open pit mine design, including intermediate pits plans and production schedules.

The mineral reserve estimates shown in the following table were prepared and reported by MDA, under the supervision of Mr. Dyer, using the June 2009 resource model at a cut-off grade of 0.40 grams of gold per tonne with a three-year trailing gold price of $1,000 per ounce of gold, which as of year-end 2010, is less than the three-year trailing average of $1,022 per ounce. Therefore, the qualified person believes the reserve estimate is the same under both SEC Industry Guide 7 and CIM Definition Standards.

Batman Deposit Reserves Estimated at Mt. Todd, January 2011 PFS

Reserve Classification	Tonnes	Average Gold Grade (grams gold per tonne)
Proven(1,2 and 3)	48,961,000	0.91
Probable(1, 2 and 3)	100,914,000	0.83
Proven & Probable(1,2 and 3)	149,875,000	0.85

(1)	Mineral reserves are reported separately from mineral resources.

(2)
Cautionary Note to U.S. Investors: Proven and Probable Mineral Reserves as described in this table are based on Canadian definitions under NI 43-101. These Reserves are based on a pre-feasibility study.  Reserves for SEC Industry Guide 7 purposes require definitive or “final” feasibility study.  See the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

(3)	See the section heading “Item 1A. Risk Factors” in this annual report.

Capital and Operating Cost Estimate, January 2011 PFS

Estimated life-of-mine average cash production costs are projected to be $520 per gold ounce and include the cost of concurrent reclamation.  The latter half of the project life benefits from decreases in the required stripping.  Pre-production capital costs including contingency, owner’s costs and working capital are estimated to be $589.6 million and sustaining capital over the life of the mine is estimated to be $260.5 million, including $150.4 million for additional tailings storage capacity to be spent starting in year five.

Mining, January 2011 PFS

The mining fleet would be the same as envisioned in the October 2010 PFS (see Preliminary Feasibility Study and Updated Estimate of Gold Mineralization, October 2011), but the ore will be mined in four pit development phases over a period of 14 years.  Waste rock will either be placed in a single waste dump or used for tailings embankment construction.  Concurrent reclamation is planned for the lower benches of the waste dump.

Processing, January 2011 PFS

Processing incorporated in the January 2011 PFS would be the same as in the October 2010 PFS (see Preliminary Feasibility Study and Updated Estimate of Gold Mineralization, October 2010) but at an increased rate of 30,000 tonnes per day of ore.

Infrastructure, January 2011 PFS

Infrastructure is the same as reported in the October 2011 PFS (see Preliminary Feasibility Study and Updated Estimate of Gold Mineralization, October 2010).

Environmental, January 2011 PFS

The PFS includes engineering designs for the closure of the mine site following cessation of production.  Where practical, concurrent reclamation activities would be undertaken to reduce the time and expense involved in the closure of the site.  The closure plan was designed to meet all requirements for long-term reclamation of the site and cost estimates include provisions for monitoring required under applicable law.

Economic Analysis, January 2011 PFS

The economic analysis was completed using the three-year trailing average gold price of $1,000 per ounce and  a foreign exchange rate of $0.85 = $A1.00.  We also completed sensitivity analyses at gold prices of $1,200, $1,350 and $1,500 per ounce. The $1,200, $1,350 and $1,500 sensitivity analyses incorporate the current foreign exchange rate of $1.00 = A$1.00.  Estimated before and after tax economic results, showing the IRR and NPV5%, cumulative cash flow and sensitivity to changes in gold price are shown in the following tables.

Before–Tax Economic Results

Gold Price Scenario	Before Tax IRR	Before Tax NPV5%	Before Tax Cumulative Cash Flow
$1,000 Gold Price	13.9%	$ 385,336,000	$ 964,514,000
$1,200 Gold Price	17.1%	$ 610,603,000	$ 1,359,383,000
$1,350 Gold Price	23.2%	$ 944,470,000	$ 1,860,112,000
$1,500 Gold Price	29.1%	$ 1,278,336,000	$ 2,360,841,000

After-Tax Economic Results

Gold Price Scenario	After Tax IRR	After Tax NPV5%	After Tax Cumulative Cash Flow
$1000 Gold Price	10.7%	$ 184,312,000	$ 584,562,000
$1200 Gold Price	12.4%	$ 284,528,000	$ 777,849,000
$1350 Gold Price	16.6%	$ 475,309,000	$ 1,059,338,000
$1500 Gold Price	20.6%	$ 664,986,000	$ 1,339,945,000

Mineral Resource Estimate for the Quigleys Deposit at the Mt. Todd Gold Project

On September 8, 2010, we announced that Tetra Tech, had reviewed the geology and calculated a mineral resource estimate in accordance with CIM Standards. The mineral resource estimate was conducted under the direction of Mr. John Rozelle, an independent qualified person as defined by NI 43-101 using standard industry software and resource estimation methodology. The Quigleys deposit is located 3.5 km northeast of the Batman deposit at our Mt. Todd gold project. The resource estimate is included in our preliminary feasibility report on the Batman deposit entitled “Mt Todd Gold Project Prefeasibility Study, Northern Territory, Australia” dated October 1, 2010, and is available on SEDAR at www.sedar.com.

Mineralization at the Quigleys deposit is interpreted to occur within a series of mineralized shears that strike north northwest and dip 30° - 35° to the west. The main shear extends for nearly one kilometer along the strike and has been drilled to a vertical depth of 230 meters.  The mineral resource estimate has been defined by 632 drill holes drilled by Pegasus and Billiton Australia Gold Pty Ltd. in the late 1980s through the mid-1990s.  Tetra Tech reviewed the integrity of the drill hole database and developed a computer model to estimate and classify the estimated mineral resources. The model reflected Tetra Tech’s geological interpretation of the deposit, which constrained the mineralization to the shear zones using geological information and assays from 49,178 samples obtained from the drilling. Lower grade, erratic mineralization in the hanging wall of the shears has not been included in the mineral resource estimate.

Sampling and assaying was done under the supervision of prior operators in conjunction with evaluation of the Batman deposit and are discussed in the PFS and the PEA, as part of the overall project sampling and assaying methodology. Please see the quote from Tetra Tech in the section titled Preliminary Economic Assessment and Updated Estimate of Gold Mineralization above.

Based on Tetra Tech’s resource analysis, at a cut-off grade of 0.50 grams of gold per tonne, under SEC Industry Guide 7 guidelines mineralized material for the Quigleys deposit is estimated at 6,076,000 tonnes grading 0.92 grams gold per tonne.

Under CIM Definition Standards, at the same cut-off grade of 0.50 grams gold per tonne, measured mineral resources are estimated at 511,000 tonnes grading 1.04 grams gold per ton, indicated mineral resources are estimated at 5,565,000 tonnes grading 0.91 grams gold per tonne and inferred mineral resources are estimated at 9,416,000 tonnes grading 0.95 grams gold per tonne. Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Exploration Potential

We control a large land package (117,632 hectares) of exploration tenements surrounding the Mt. Todd gold project. In the third quarter of 2009, during a review of Pegasus’ airborne geophysical survey data, our geologists identified five magnetic targets on our exploration tenements. The targets are referred to as the Mt. Todd Structural Target Sequence (“MSTS”), and are characterized by distinct magnetic highs located within sedimentary rocks that should have a low magnetic signature.  These features are remarkably similar to those at Mt. Todd, which, as a result of the included pyrrhotite, exhibits a strong magnetic high. The MSTS targets were prioritized following review of historic work in the area and site visits.

As we announced on June 29, 2010, four of the new exploration targets are being investigated through additional soil and rock-chip sampling and testing, followed, where appropriate, by drilling.  Initial soil sampling on 100-meter by 100-meter grids was completed on MSTS3 and MSTS4 late in 2009 before the onset of the wet season. In this part of Australia, mining occurs on a year-round basis as appropriate road access is installed, but exploration is difficult to impossible during the wet season (November through April) due to unimproved road conditions in the field. Both targets returned low-level anomalous gold values. MSTS4 shows a magnetic high within low-signature silts and greywackes; however, there are no historic soil or rock-chip sampling results on MSTS4 and no evidence of any mining.

At MSTS4, rock chip sampling, in an area with limited exposure, returned a 25.0 grams gold per tonne sample from a small outcrop of fault breccia.  Further sampling returned 23.0 grams gold per tonne and 7.7 grams gold per tonne assays in vein and breccias located 15 meters and 50 meters, respectively, north of the original sample.  Due to the sparse outcrop, the orientation and thickness of the mineralized zone is not currently known. A soil sampling program over the area was completed on a 20-meter grid.  The survey returned a strong coherent gold anomaly approximately 400 meters in diameter with coincident anomalous base metals and arsenic.  Sampling was done by our employees and consultants under the direction of our Vice President of Exploration, Frank Fenne P.G., who is a qualified person under NI 43-101, and shipped to NAL for sample preparation and assaying. Sampling, sample custody, preparation and assaying were completed in compliance with NI 43-101 standards.

Beginning in August 2010, after receiving approvals for drilling and before the onset of the 2010-2011 wet season, we completed four core holes on MSTS4 (now known as “Golden Eye” because of its appearance resembling two eyes on a surface sample assay map), out of six that were planned. All four Golden Eye drill holes encountered strong sulfide mineralization associated with banded iron formation with interesting concentrations of copper, lead zinc and anomalous gold mineralization, with the best intercept occurring in hole GE10-003 and consisting of 1.1 meters of 7.69 grams gold per tonne including 0.3 meters of 26.7 grams gold per tonne. Drill results were encouraging and provided useful geologic information for next season’s exploration program, and we plan to resume drilling activities as soon as the wet season ends and access can be re-established. Drilling was done by Grid Drilling of Townsville, North Queensland. The core was logged, photographed and sampled by our employees and consultants under the direction of our Vice President of Exploration, Mr. Frank Fenne P.G., who is a qualified person under NI 43-101. Core was sawed in half by our employees and consultants and one half shipped to NAL for sample preparation and assaying. Check assaying was done by Genalysis of Perth, Australia. Core logging and sample custody, sample preparation and assaying were completed in compliance with NI 43-101 standards.

Yellow Pine, Idaho

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
MS 3357
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

On November 7, 2003, we, through our indirect, wholly owned subsidiary, Idaho Gold Resources LLC (“Idaho Gold”), entered into an Option to Purchase Agreement with Bradley Mining Company (“BMC”) for a nine year option to purchase 100% of the patented claims at Yellow Pine for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement. The agreement calls for Idaho Gold to make nine more yearly payments of $100,000 on or before each anniversary date of the agreement, for a total option payment price of $1,000,000, and annual payments of $100,000 each were made in 2004, 2005, 2006, 2007, 2008, 2009 and 2010 (see Consolidated Financial Statements—Note 5). If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1,000,000. Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the claims are subject to an underlying 5% NSR royalty. In 2003, Vista Gold staked the unpatented lode mining claims referenced above.

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

On December 7, 2010, we announced that we entered into a letter of intent (“LOI”) with Midas Gold, Inc., a privately held company based in Spokane Valley, Washington (“Midas”), for the combination of the respective holdings of Vista Gold and Midas in the Yellow Pine – Stibnite Mining District located in Valley County, Idaho (the “District”).  The LOI is non-binding, except with respect to specified provisions, and the completion of the proposed combination will be subject to a number of conditions, including, but not limited to, the execution of definitive agreements, the completion of due diligence satisfactory to Vista Gold and Midas, and the receipt of board and other approvals.

The LOI provides for the contribution by Vista Gold and Midas of their respective mining claims, interests and other assets in the District to a newly formed U.S. corporation (“Newco”).  The LOI provides that immediately following the Combination, Newco will be held 35% by Vista Gold’s and 65% by Midas’ shareholders.  Additionally, the LOI provides that Vista Gold will initially have the right to appoint 25% of the directors of Newco and Midas will initially have the right to appoint 75% of the directors.

On February 23, 2011, we announced the execution of a Combination Agreement.  See Section Heading “Subsequent Events” under Part 1. Item 1. Business, above.   The Combination would also extinguish a 5% NSR royalty on Vista Gold's Yellow Pine gold project, which royalty is currently held by Midas.

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

There is no present source of power at the Yellow Pine gold project, nor has planning advanced to the point of determining the source of power for the project. At present, it is assumed that water for the project will be available from wells, pit de-watering, and/or the East Fork of the South Fork of the Salmon River, but our planning has not advanced to the point of a definitive determination.

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

The climate is characterized by robust winters and mild summers. Most precipitation comes as snowfall, with low to moderate rainfall generally occurring as afternoon thunderstorms in the warmer months. Winter temperatures may fall to minus 40°F. Summer temperatures may reach 80°F but daily temperature ranges can be substantial. Heaviest precipitation usually falls as snow in November and December. Year-round operations are possible with adequate snow-plowing, but occasional one to several day interruptions of operations may occur due to heavy snowfall events.

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

In 1921, Meadow Creek Silver Mines was superseded by United Mercury Mines. In 1938, the Bradley family, who had been closely associated with the district for more than a decade, formed BMC. Production of antimony and gold commenced from the Meadow Creek underground mine in the early 1930’s at a rate of about 150 tons per day.

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

On June 7, 1939, in anticipation of U.S. involvement in World War II, President Roosevelt signed the Strategic Materials Act.  Antimony and tungsten were both designated as strategic commodities. In 1939, both the U.S. Geological Survey (“USGS”) and the U.S. Bureau of Mines (“USBM”) began projects to investigate the antimony deposits of the Yellow Pine district. Some of the work performed by the USBM included drilling some 52 holes in the West Quarry and some exploratory work that resulted in the discovery of the Homestake gold deposit on Sugar Creek to the northeast of the Yellow Pine deposit.

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

During the mining activity in the Yellow Pine district about 380,000 ounces of gold, in excess of two million ounces of silver, 50,000 tons of antimony and 1 million short ton units of tungsten (i.e., 20 lbs of WO3 per unit) were produced. Following the closure of the Yellow Pine mine in 1952, BMC completed various works relating to the processing of antimony ores and finally the smelter was closed and dismantled in 1957. The following decade had very little activity in the area. However, this was followed in the 1970s by a renewed interest resulting from the development of heap-leach technology for the processing of lower grade oxidized gold ores and the increase in the price of gold.

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

Exploration and Drilling

Historical records are somewhat scattered but indicate that a total of more than 120,000 feet of drilling has been completed in the area of the Yellow Pine deposit. The companies and approximate drilling footages of the main drilling campaigns were as shown in the table below.

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

Geochemical and geophysical surveys have also been conducted within the district. For example, in 1968, a reconnaissance biogeochemical survey that sampled conifer-needle humus, was conducted by the USBM that outlined several areas that contained anomalous gold and antimony. In 1991, Hecla conducted an IP geophysical survey that indicated an IP anomaly suggesting a west or northwest dip to the Homestake sulfides.

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

Recent Exploration

In 2007, we planned to drill several core holes in the known resource area to confirm results from earlier drilling and to demonstrate on-strike continuity of mineralization. However, due to severe forest fires in the area during the drilling season, this plan was put on hold. Since then, we have channelled our personnel and financial resources into advancing the Concordia and Mt. Todd gold projects towards production.

Preliminary Assessment and Mineral Resource Estimate

Following our acquisition of the Yellow Pine property in 2003, PAH, completed an NI 43-101 third-party technical study for us in November 2003 utilizing standard industry software and estimation methodology. An assay database for 538 drill holes totaling 120,922 feet of drilling was used to estimate mineral resources (mineralized material under SEC Industry Guide 7) in the Yellow Pine and Homestake sulfide zones.

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

The conceptual process flow sheet for Yellow Pine consists of the following processes.  Ore would be mined in the open pit and crushed by a jaw crusher. This ore would be fed to a SAG mill at a nominal rate of 8,600 tons per day, and the mine life is estimated at about 10 years. Ore grades would average 0.073 gold ounces per ton and the strip ratio would average 1.5:1. The SAG mill would be followed by a ball mill producing a product of 80% passing minus 200 mesh. The ball mill would be followed by a flotation circuit for recovery of the sulfide minerals into a mineral concentrate. The concentrate would be thickened and filtered and would be packaged in 2,000 pound super sacks and transported by truck to a pressure oxidation mill in Nevada for further treatment and production of a salable gold product. Overall gold recovery is estimated at 87% with 1.95 million gold ounces recoverable (averaging 189,000 gold ounces per year). By treating the concentrate offsite, we believe the project should be beneficial to the environment as the existing conditions would be properly reclaimed and the East Fork of the South Fork of the Salmon River permanently diverted away from sulfide-bearing (and potentially acid-generating) rocks. At the level of this study, economics were determined on a pre-tax basis.

The total capital cost over the project life was estimated by PAH to be $170 million with preproduction capital at $150 million. According to the PAH study, at long-term gold prices over $550 per ounce, the project appears to be viable. PAH estimated that at a gold price of $630 per ounce, the Yellow Pine project demonstrates favorable economics, with a net cash flow of $266 million, a net present value of $126 million at a 5% discount rate and a pre-tax IRR of 19% over a 10 year mine life. At a gold price of $550 per ounce, payback of capital would be in eight years. The Yellow Pine PA is preliminary in nature and includes inferred mineral resources (3% inferred and 97% measured and indicated) that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that the preliminary assessment will be realized.  Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.  See the section heading “Cautionary Note to All Investors Concerning Economic Assessments that Include Mineral Resources” above.

Federal U.S. income taxes of approximately 35% and Idaho state income taxes of approximately 7.6% would be payable on net income. There would be possible local property and other taxes, although, at this stage of the project, this has not been considered.

Guadalupe de los Reyes, Sinaloa, Mexico

Property Description and Location

Guadalupe de los Reyes is located in the State of Sinaloa, in western México, approximately halfway between the cities of Mazatlán and Culiacán. The project area is accessed by a 30-kilometer dirt road from Cosalá, a city of approximately 17,000 inhabitants. The city of Cosalá is connected to the cities of Mazatlán and Culiacán by a 55-kilometer paved highway plus 100 kilometers of toll freeway or by small aircraft from a local airstrip to international airports of Durango, Mazatlán and Culiacán. The property is held through 16 federal mining concessions (plus one in the application process) totaling about 4,437 hectares. A location map and table of mining concessions controlled by Vista Gold follow.

340,000 E
341,000 E
342,000 E
343,000 E
344,000 E
345,000 E
346,000 E
347,000 E
348,000 E
349,000 E
2,691,000 N
2,690,000 N
2,689,000 N
2,688,000 N
2,687,000 N
2,686,000 N
2,685,000 N
2,684,000 N
2,683,000 N
2,682,000 N
NORTH
1 km
LOS REYES TRES
ELOTA
LOS REYES SEIS
LOS REYES FRACCION NORTE
PADRE SANTO
EL FAISAN
PADRE SANTO
LOS REYES CINCO
NORMA
LOS REYES SIETE
SAN PEDRO
PROLONGACION DEL RECUERDO
Approximate Area of Known Mineralization
LOS REYES 8
SAN MANUEL
STO NIÑO
PATRICIA
SAN PABLO
MARTHA I
PROLONGACION DEL RECUERDO
EL FAISAN
LOS REYES DOS
NUEVA ESPERANZA
LOS REYES CUATRO
PROLONGACION DEL RECUERDO 2
ARCELIA ISABEL
SAN MIGUEL
LA VICTORIA
DOLORES
Unpaved Access Road
ELOTA
LOS REYES FRACCION OESTE
LOS REYES FRACCION SUR
MEXICO
KILOMETERS
SINALOA
DURANGO
CULIACAN
Gaudalupe de los Reyes
PACIFIC OCEAN
MAZATLAN
EL SALTO
Vista Gold Corp. Property
Other Property
VISTA GOLD CORP.
Guadalupe de los Reyes Project

Mining Concessions at Guadalupe de los Reyes Controlled by Vista Gold

Concession Name	Serial Number	Surface Area (hectares)	Location Coordinates UTM (NAD27)	(INEGI Official Map No.)	Location Date	Expiration Date	Annual Fees (in Mexican Pesos, “MP”)
Gaitan Concessions

La Victoria	210803	199.8708		G13C75	11/30/1999	11/29/2049	11,448.60

Prolongación del Recuerdo	210497	91.4591		G13C75	10/8/1999	10/7/2049	5,238.78

Prolongación del Recuerdo Dos	209397	26.6798		G13C75	4/9/1999	4/8/2049	3,055.38

Arcelia Isabel	193499	60.3723		G13C75	12/19/1991	12/18/2041	12,169.84

Dolores	180909	222.0385		G13C75	8/6/1987	8/5/2012	44,758.52

San Luis Concessions:

Los Reyes 8	226037	9.0000		G13C75	11/15/2005	11/14/2055	130

Los Reyes Fracción Oeste	210703	476.9373		G13C75 and G13C85	11/18/1999	11/17/2049	56,278

Los Reyes Fracción Norte	212757	1,334.4710		G13C75	11/22/2000	10/7/2049	78,762

Los Reyes Fracción Sur	212758	598.0985		G13C75	11/22/2000	10/7/2049	35,302

Los Reyes Dos	214131	17.3662		G13C75	8/10/2001	8/9/2051	1,024

Los Reyes Tres	214302	197.0000		G13C75	6/9/2001	5/9/2051	11,628

Los Reyes Cinco	216632	319.9852		G13C75	5/17/2002	5/16/2052	18,886

Los Reyes Cuatro	217757	11.1640	Project centered	G13C75	8/13/2002	8/12/2052	328

Los Reyes Seis	225122	427.6609	at approximately	G13C75	7/22/2005	7/21/2055	6,064

Los Reyes Siete	225123	4.8206	345000E,	G13C75	7/22/2005	7/21/2055	70

San Miguel Concessions:			2686000N

Norma	177858	150.0000		G13C75	4/29/1986	4/28/2011	30,237

San Manuel	188187	55.7681		G13C75	11/22/1990	11/21/2015	11,241.74

El Padre Santo	196148	50.0000		G13C75	7/16/1993	7/15/2043	10,079

Santo Niño	211513	44.0549		G13C75	5/31/2000	5/30/2050	2,523.46

El Faisan	211471	2.6113		G13C75	5/31/2000	3/30/2050	149.58

Patricia	212775	26.2182		G13C75	1/31/2001	1/30/2051	1,501.78

Martha I	213234	46.6801		G13C75	4/10/2001	4/9/2051	2,673.84

San Pedro	212753	9.0000		G13C75	11/22/2000	11/21/2050	515.52

San Pablo	212752	11.1980		G13C75	11/22/2000	11/21/2050	641.42

Nueva Esperanza	184912	33.0000		G13C75	12/6/1989	12/5/2039	6,652.14

San Miguel	185761	11.7455		G13C75	12/14/1989	12/13/2014	2,367.66

MPA Concessions:
						Application for title was filed in January 2008
Elota	To be determined when title is granted	To be determined when title is granted
						353,726.26 Mexican Pesos
Totals		4,437.2003 hectares
						Total in US$ @ an exchange rate on 3/11/2011 of US$1.00 = MP$11.96 = US$29,581

On August 1, 2003, we executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project and a data package associated with the project and general area, for aggregate consideration of $1.4 million and a 2% NSR royalty. During a due-diligence period prior to the signing of the purchase agreement, we made payments to the owner, Sr. Enrique Gaitan Maumejean, totaling $100,000, and upon exercising our option to complete the purchase, paid an additional $200,000. On August 4, 2004, we issued 138,428 Common Shares to Sr. Gaitan in satisfaction of the scheduled payment of $500,000, which could be made in cash or Common Shares at our discretion. An additional $500,000 in cash was to be paid in installments of $100,000 on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. Payments of $100,000 were made in each of 2005, 2006, 2007, 2008 and 2009, completing the purchase option. A 2% NSR royalty will be paid to Sr. Gaitan and may be acquired by us at any time prior to 2053 for $1.0 million.

On December 19, 2007, we announced that we had signed an agreement to acquire Grandcru Resource Corporation’s (“Grandcru”) interest in two gold/silver mineral properties adjacent to our Guadalupe de los Reyes gold project. The acquisition was completed on January 24, 2008. Under the terms of the agreement, we agreed to: (a) pay Grandcru $425,000 less any amounts payable in back taxes on the mining concessions ($377,000, net of back taxes on the mining concessions), and pay a private investment group known as the San Miguel Group $75,000; and (b) issue to Grandcru and the San Miguel Group, in aggregate, Common Shares of the Corporation with a value of $1,000,000 (amounting to 213,503 Common Shares) on closing. In addition, we reached agreement with San Luis and with the San Miguel Group to complete the acquisition of their respective interests in the mining concessions at the same time as the closing occurred with Grandcru. We agreed to pay a 2% NSR royalty on all minerals produced payable to the San Miguel Group on the mining concessions known as the San Miguel Concessions. We agreed to pay San Luis a 1% NSR royalty on mining concessions known as the San Luis Concessions and the San Miguel Concessions, and a 2% to 3% NSR royalty depending on the gold price on our mining concessions known as the Gaitan Concessions. At gold prices below $499.99 per ounce, the royalty payable to San Luis on the Gaitan Concessions will be 2% and at or above $500 per ounce, the royalty payable will be 3%. Certain of the San Luis Concessions are subject to a pre-existing underlying royalty of a 3% NSR royalty payable to Sanluis Corporación, S.A. de C.V.  The maximum royalty payable on any of the mining concessions would be a 5% NSR royalty.

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

Access to the Guadalupe de Los Reyes gold project area is from approximately midway (100 kilometers) on the toll road that connects the cities of Mazatlan, and Culiacan, and then to Cosala by a 55-kilometer, two-lane paved highway. A 30-kilometer dirt road connects Cosala with the project area. An airstrip for small aircraft is located near Cosala, with public and private service to the cities of Mazatlan, Culiacan and Durango.  Electrical power is available in the village of Guadalupe de los Reyes, but there may not be sufficient capacity to support a mining operation.  A trade-off study between on-site power generation and power capacity upgrades will be part of a future feasibility study.  It is anticipated that ground-water wells would supply water for any future mine development and that the source of mine personnel would be from nearby villages. Operations personnel would be secured from surrounding villages. Transportation of personnel will be addressed in future feasibility studies.

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

Operating companies in the district included Negociación Minera de Guadalupe de los Reyes, S.A.; Compañía La Chiripa y Anexas; Compañía Candelaria Canoas, S.A., and in recent times Mr. Enrique Gaitán Enríquez representing various companies such as Compañía Minera Campanillas, S.A. de C.V., Minera Tatema, S.A. de C.V., Minera Sierra Pacífico, S.A. de C.V., and Minera Mariposa, S.A. de C.V. (“Mariposa”); and most recently exploration companies as Minas de San Luis, S.A. de C.V. (“Luismin”) (later acquired by Goldcorp, Inc. – “Goldcorp”).; Minera Silverado, S.A. de C.V.; Northern Crown Mines Ltd. (“NCM”); Meridian Gold Company (“Meridian”); Grupo San Miguel (“San Miguel Group”), Grandcru,  and Vista Gold.

Intermittent production occurred over a period of 150 years, from 1772 to the 1950s, resulting in a reported accumulated extraction of approximately 1.1 million tonnes with an average grade of 9.20 gold grams per tonne gold and 430 silver grams per tonne from the various deposits located within the mining district.  Most of this production was exported to Germany as doré bars.

Subsequently, private investors leased some of the concessions from a group of claimholders from the city of Culiacán and carried out exploration and development operations in the Mariposa mine, resulting in extraction of approximately 1,000 tonnes of gold ore with an average grade of 5.2 gold grams per tonne. Between October 1988 and February 1989, Enrique Gaitán and Associates mined 31,500 tonnes with a reported grade of 5.8 gold grams per tonne from an open cut in the El Zapote South area and recovered, according to Mr. Gaitán, approximately 93 kilograms of gold from a small cyanide vat-leach facility. Minera Sierra Pacífico, S.A. de C.V., a wholly-owned subsidiary of NCM, began conducting exploration activities in the El Zapote area in 1992, when modern methods of exploration were first applied in the project area with a program that included geochemical soil and rock chip sampling, geophysical studies including VLF-EM and magnetic surveys, drilling, sample and assay checks, partial underground development and computer modeling to estimate mineral resources. Preliminary metallurgical testwork was carried out on bulk samples and drill chips from the El Zapote deposit.  Environmental permits for exploration were obtained by NCM and Meridian.

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

In August 2003, we entered an agreement to acquire 100 percent of the mineral rights held by Mr. Gaitán, which cover approximately seven percent of the Guadalupe de Los Reyes mining district area. These concessions enclose most of the main identified exploration targets within the Guadalupe de Los Reyes district area, including approximately 73 percent of the El Zapote deposit gold resources, all of the Guadalupe-Laija deposit, 2.6 percent of the Guadalupe-West deposit, 25 percent of the Chiripa-San Miguel deposits, all of the Noche Buena deposit, and 99 percent of the Tahonitas deposit.

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

Exploration and Drilling

Vista Gold has not conducted any physical work, such as drilling, on this property since its acquisition. Instead, we have focused on consolidating the land position and assembling, collating and interpreting the large amount of data that exists on this property. While we believe in the property’s merits, our work has focused on higher priority projects such as the Concordia and Mt. Todd gold projects. We may seek a joint-venture partner to assist us in advancing this project.

In August 2009, a third-party NI 43-101 technical study was complete for us by PAH, by or under the supervision of Leonel Lopez, C.P.G., an independent qualified person, utilizing standard industry software and estimation methodology, to basically consolidate the mineralization in the district that we purchased from Grandcru with that already held by us. The technical report outlining the results of the study entitled “Technical Report for the Guadalupe de Los Reyes Gold-Silver Project, Sinaloa, Mexico” dated August 12, 2009 (and amended and restated on December 8, 2009, to address concerns the British Columbia Securities Commission raised regarding disclaimers and related portions of the document, and the length of time since a site visit occurred. There were no concerns regarding technical data.) is available on SEDAR at www.sedar.com.

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

Exploration and Development

Because of higher priorities (the Concordia and Mt. Todd gold projects), we have not formulated a plan to advance the Guadalupe de los Reyes project at this time. We have spent time and hired consultants to help us compile and assemble data on the project from which we can develop a plan to drill and progress this project. We may seek a joint-venture partner  in the future to assist us in bringing Guadalupe de los Reyes towards and into production. Once we are in a position to advance the project, we will need to obtain the necessary permits for the work.

Long Valley

Property Description and Location

The Long Valley gold project is located in the Inyo National Forest, about 7 miles east of the town of Mammoth Lakes, in Mono County, California. The property consists of 95 contiguous, unpatented mining claims that cover an area of approximately 1,963 acres. A location map and table describing the claims held by Vista Gold follow.

Mono County
California
Alpine County
Bridgeport
Sierra
Tuolumne County
Lee Vining
Mono Lake
Nevada
Mono County
NEVADA
CALIFORNIA
20 Miles
Madera County
Mammoth Lakes
Tom's Place
Fresno County
Inyo County
Bishop
June Lake
Bald Mountain 9104
Glass Mountain 11,123
Crestview
Long
Valley
Caldera
Deer Mtn. Inyo Craters
Mammoth Ranger Station
Claim Map Area
Mammoth Lakes
Mammoth Mountain 11,053
Lake Crowley
4 Miles
Convict Lake
Mt. Morrison 12,268
Mono County
Fresno County
Approximate Area of Known Mineralization
T 3 S
R 28 E
R 29 E
NORTH
2000 ft.
Paved Access to Hwy. 395
VISTA GOLD CORP.
Long Valley Project
Mono County, California

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

On January 22, 2003, we executed an option agreement to acquire 100% of the Long Valley gold project from Standard Industrial Minerals, Inc. (“Standard”). Under the terms of the option agreement, we agreed to pay Standard $750,000 over five years, with annual payments to be due as follows: $100,000 due on each of January 15, 2003, 2004, and 2005; $200,000 due on January 15, 2006, and $250,000 due on January 15, 2007. We made these payments (see Consolidated Financial Statements—Note 5), and in January 2007, exercised our option to purchase the property, which is held through our indirect, wholly-owned subsidiary, Vista Gold California LLC. Royal Gold, Inc. (“Royal Gold”) holds a 1% NSR royalty on the property which we granted to Royal Gold in exchange for related data from Royal Gold.

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

History

Freeport McMoran Copper and Gold, Inc. (“Freeport”), Standard; Battle Mountain Gold Company (“BMGC” or “Battle Mountain”), Royal Gold, and Amax Minerals Company (“Amax”) completed most of the drilling on the property. Most of the drilling prior to 1994 was vertical, and most of the drilling after 1993 was angled.

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

Following Amax’s departure, Royal Gold continued with some of the environmental studies, reclaimed the drill roads and sites, performed some additional geochemical sampling, re-estimated mineral resources, and initiated a community public relations campaign. Due to the continued decline in the gold price and the decision by Royal Gold to become a royalty holding company, Royal Gold turned the property back to Standard, effective August, 2000. In January 2003, Vista Gold acquired the property from Standard. We acquired all related data from Royal Gold in exchange for a 1% NSR royalty to Royal Gold. Since 2000, the only work done on the property has been that necessary to maintain the claims in good standing.

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

In February 2003, MDA, completed an NI 43-101 third-party mineral resource estimate  for Vista Gold on the Long Valley gold project. In January 2008, a NI 43-101 third-party preliminary assessment was completed by MDA for us on the Long Valley gold project (the “Long Valley PA”), by or under the supervision of Neil Prenn and Thomas Dyer of MDA, each independent qualified persons within the meaning of NI 43-101, utilizing standard industry software and estimation methodology. Both studies were done under the supervision of Neil Prenn, a qualified person. The results of the Long Valley PA, which included an updated mineral resource estimate, are summarized in the technical report entitled “Technical Report, Preliminary Assessment, Long Valley Project, Mono County, California, USA” dated January 9, 2008 and the report is available on SEDAR at www.sedar.com.

Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Long Valley gold project, above a cut-off grade of 0.010 gold ounces per ton, is estimated at 68,275,700 tons grading 0.018 gold ounces per ton.

Under the CIM Definition Standards, at the same cut-off grade, measured mineral resources are estimated at 26,596,900 tons grading 0.017 gold ounces per ton, indicated mineral resources are estimated at 41,678,800 tons grading 0.018 gold ounces per ton and inferred mineral resources are estimated at 32,913,300 tons grading 0.017 gold ounces per ton See the section heading “Cautionary Note to All Investors Concerning Economic Assessments That Include Mineral Resources” above.  Cautionary Note to U.S. Inventors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

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

Little is known of the sampling methods employed prior to 1994; however, sampling methods after 1994 are well documented. After 1994, the samples were collected and bagged at the drill site. The assay lab picked up the samples at the drill site, dried the samples, crushed, split, pulverized, and blended to obtain assay pulps. Most of the assays were completed by fire assay methods with an AA finish. Freeport completed aqua regia dissolution, followed by AA analysis of the samples.
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

At the base-case gold price of $550 per ounce used in the study, the pre-tax IRR was 12.3%.  The mine life is estimated at 8 years and the payback of capital, at the base case gold price of $550, was estimated at just over four years. At a gold price of $800 per ounce, the IRR was 63.2%.

The Long Valley PA includes inferred mineral resources (7% inferred and 93% measured and indicated) that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that the Long Valley PA will be realized. Mineral resources that are not mineral reserves do not have demonstrated economic viability. Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.  See the section heading “Cautionary Note to All Investors Concerning Economic Assessments that Include Mineral Resources” above.

Federal U.S. income taxes of approximately 35% would be payable on net income. California state income tax is 8.84% on net income and there are probably local property and other taxes; although, at this stage of the project, this has not been considered.

Exploration and Development

Because of other priorities (the Concordia and Mt. Todd gold projects), we have no immediate plans for developing Long Valley, but we may seek a joint-venture partner  in the future to assist us in moving this project forward.

Awak Mas, Sulawesi, Indonesia

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
The joint venture agreement provides Pan Asia, a privately held resource development company, with the opportunity to earn a 60% interest in the Awak Mas project by: (i) expending $3 million on the project within the next 30 months; (ii) completing an environmental impact assessment and feasibility study (in compliance with NI 43-101, each of which is required by the CoW granted by the Indonesian Government under which the Awak Mas project is held; and (iii) issuing to Vista Gold two million shares of Pan Asia and the right to purchase up to an additional two million shares of Pan Asia in the event of an initial public offering of Pan Asia shares (on the same terms as offered under such initial public offering).  Under the terms of the joint venture agreement, we will retain our controlling interest in the Awak Mas project until Pan Asia completes the earn-in conditions described above.

CoW

Under the Indonesian Constitution of 1945, the Government of Indonesia has sovereignty over all natural resources. Mining Law No. 11, instituted by the Indonesian Government in 1967, provide that the exploitation of minerals, other than coal, is to be regulated by mining authorities known as Kuasa Pertambangan ("KP") and by a CoW. A KP may be issued only to Indonesian citizens, wholly owned Indonesian companies or partnerships. They have a timeframe and status similar in scope to CoW's.

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

There is a set formula for the gradual relinquishment of areas, down to 25% of the original area. There have been two reductions in area: the first by our predecessors and the second by us that we received in March 2009. There are also expenditure requirements based on a minimum amount per square kilometer. Typically, in a fourth generation CoW, these would amount to $450 per square kilometer, higher for subsequent generation CoWs. By negotiation with the Department of Mines, the exploration and feasibility periods may be renewable for up to two periods of one year, providing expenditure is maintained to the satisfaction of the government agencies.

We completed the exploration phase of the CoW in January 2008 and entered the feasibility phase in February. The feasibility phase usually lasts one year, but may be negotiated for up to 2 one-year extensions. Following the feasibility phase, with government approvals, there would be a construction phase lasting usually three years. The operating period follows the construction phase, lasting usually 10 to 30 years. In late 2008, we applied for a suspension of the feasibility period for one year. Before this application was ruled upon, we announced our joint venture agreement with Pan Asia, which may have delayed the process.

In April 2010, draft Terms of Reference for an Environmental Impact Study leading to a new Environmental Management Plan (“AMDAL”) were presented to the environmental department in Luwu Regency by Pan Asia’s (operating through our subsidiary, PT Masmindo) AMDAL consultant. Because of a delay due to a question by the Indonesian government about the project boundary lines, which has since been resolved in our favor, we agreed to extend Pan Asia’s time commitments that are in our agreement by that amount of time (approximately nine months). At year end, Pan Asia submitted its Terms of Reference for completion of the Environmental Impact Study to the Provincial Government and is awaiting Provincial Government approval to finalize the AMDAL process during 2011.

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
3°30'
3°45'
3 Kilometer Area of Influence
Contract of Work Area
Awak Mas Resource
Main Access Road
3 Kilometer Area of Influence
SULAWESI
AWAK MAS PROJECT
INDONESIA
NORTH
0 2 4 6 8 10
Scale in Kilometers
VISTA GOLD CORP
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

History

The original partners in the Awak Mas Joint Venture were New Hope Consolidated Industries Pty Ltd (“New Hope”) and PT Asminco Bara Utama (“Asminco”) . In September 1991, BMGC concluded a farm-in agreement with New Hope and subsequently earned a 60% equity in the project. In 1994, Lone Star Exploration NL (“LSE”) negotiated the right to acquire the equity of both BMGC and New Hope. Subsequent to this negotiation, Gasgoyne Gold Mines NIL (“GGM”) and JCI Limited (“JCI”) structured an agreement to combine the various equities (45% LSE, 45% GGM, and 10% JCI) in the project under the single corporate entity of Masmindo Mining Corporation Limited (“MMC”). In January 1998, LSE purchased GGM’s 45% interest in the project. Placer Dome Inc. (“Placer”) entered into a joint venture agreement with MMC in September 1998 to acquire a 51% interest in the project by spending $10 million. Placer spent $1 million before concluding that the project provided only limited opportunity to host a resource that would satisfy the company's internal objectives, and elected to withdraw from the joint venture in June 1999. In October 1999, MMC signed an agreement with

JCI effectively amounting to a debt for equity swap, whereby the current debt of approximately A$8 million that MMC owed JCI was exchanged for a 66.6% interest in the Awak Mas project. Subsequent to this transaction, MMC purchased JCI's interest in the project, once again assuming a full interest in the Awak Mas project, until an option to purchase agreement was executed with us in November 2004 and the transaction was completed in April 2005.

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

Between 1991 and 1996, over 150 individual technical studies were completed by external consultants. These studies culminated in a definitive feasibility study, undertaken by Minproc Engineers Limited in 1996. The feasibility study was approved by the Director General of the Department of Mines and Energy in August 1996. In October of that year, the AMDAL was submitted in support of the feasibility study, and official government questions were issued in January 1997. The revised AMDAL was re-submitted in February 1997, along with an updated feasibility study.

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

The potential development included four different scenarios that would produce an estimated 0.6 to 1.0 million ounces of gold over a project life of 7 to 15 years. Gustavson estimated the preproduction capital to be $124 million to $178 million, depending on the scenario, and the total capital cost over the project life to be $148 million to $218 million. The cost estimates used in the preparation of a preliminary economic assessment are generally accepted as being within plus or minus 35 to 40% of what might be incurred in actual construction and operations. The costs in the Awak Mas PA are within this level of confidence. However, the Awak Mas PA uses mineral resources (mineralized material under SEC Industry Guide 7) and not mineral reserves, but also includes inferred mineral resources (not acceptable as mineralized material under SEC Industry Guide 7, but allowable in a preliminary assessment under certain circumstances in NI 43-101). Mineral resources (mineralized material under SEC Industry Guide 7) that are not mineral reserves do not have demonstrated economic viability. A determination of mineral reserves would be necessary to demonstrate economic viability of the Awak Mas gold project.  Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.  See the section heading “Cautionary Note to All Investors Concerning Economic Assessments that Include Mineral Resources” above.

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

Exploration and Development

Pan Asia commenced it activities at Awak Mas in January 2010 with the hiring of an experienced project manager and during the second quarter, a senior mining engineer to aid its resource assessment work. Pan Asia’s initial focus was on the mineral resource previously defined at the project and some months were spent on re-evaluating the geological database and producing an in house resource model. During the first quarter of 2011, an independent evaluation of its resource model will be undertaken by its independent consultants, Tetra Tech.

Pan Asia reports that it has assembled a team of highly qualified consultants to undertake a preliminary economic assessment or scoping study for the Awak Mas project. The team includes Amec-Minproc for plant and process design, Australian Mine Design & Development for mine planning and ore reserve definition, Golder Associates for geotechnical investigations and environmental consulting, Resindo Resources for infrastructure and local costs and Tetra-Tech for mineral resource evaluation.

Initial site visits by Pan Asia’s consulting team was undertaken during the fourth quarter 2010 and further site visits are planned in January 2011. The preliminary economic assessment or scoping study is scheduled to be completed by April 30, 2011.

A program of infill drilling is scheduled to commence during the first quarter 2011. This program is designed to upgrade inferred resources to indicated status so they can be included in the definitive feasibility study that is scheduled to be undertaken in the second half of 2011, and also provide core samples for additional metallurgical testing in Australia to aid the process design work being undertaken by Amec-Minproc.

During 2010 a number of local community initiatives were undertaken, and in 2011, Pan Asia plans to hire a community relations officer as the project proceeds into the definitive feasibility study phase.

ITEM 3.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.  There are no material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us.

EXECUTIVE OFFICERS OF THE CORPORATION

As of December 31, 2010, we had three executive officers, namely Michael B. Richings, Executive Chairman and Chief Executive Officer, Gregory G. Marlier, Chief Financial Officer and Frederick H. Earnest, President and Chief Operating Officer. Information follows as to Mr. Richings, Mr. Marlier and Mr. Earnest.

Name, Position and Age	Held Office Since	Business Experience During Past Five Years

Michael B. Richings Executive Chairman, Chief Executive Officer and Director Age—66	November 6, 2007 (Executive Chairman) May 25, 2004 (Chief Executive Officer)
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

Gregory G. Marlier Chief Financial Officer Age—61	June 1, 2004	Chief Financial Officer of Vista Gold Corp. from June 2004 to present; Chief Financial Officer of Pacific Western Technologies, Ltd. from 2000 to 2004.

Frederick H. Earnest President, Chief Operating Officer and Director Age—49	August 1, 2007
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

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Shares

The Common Shares of Vista Gold are listed on the NYSE Amex and the TSX under the symbol VGZ. The following table sets out the reported high and low sale prices on the NYSE Amex and on the TSX for the periods indicated as reported by the exchanges.

		NYSE Amex (US$)		TSX (CDN$)
		High	Low	High	Low
2009	1st quarter	2.92	1.16	3.63	1.40
	2nd quarter	2.74	1.45	3.03	1.70
	3rd quarter	2.82	1.51	2.95	1.74
	4th quarter	3.38	2.12	3.59	2.38
2010	1st quarter	1.92	2.84	3.16	1.98
	2nd quarter	2.54	1.60	2.69	1.69
	3rd quarter	2.59	1.30	2.70	1.33
	4th quarter	3.45	2.25	3.59	2.30

On March 11, 2011, the last reported sale price of the Common Shares of Vista Gold on the NYSE Amex was $3.46 and on the TSX was CDN $3.33. As at March 11, 2011, there were 61,919,752 Common Shares issued and outstanding, and we had approximately 469 registered shareholders of record.

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

Stock Performance Graph

The following graph compares the yearly percentage change in the Corporation's cumulative total shareholder return on its Common Shares with the cumulative total return of the S&P/TSX Composite Index and the S&P/TSX Global Gold Index, assuming the reinvestment of dividends, for the last five financial years. This performance chart assumes that $100 was invested on December 31, 2005, in (i) the Corporation’s Common Shares at the closing price of the Common Shares on such date of $5.08, as quoted on the NYSE Amex, (ii) the S&P/TSX Composite Index, and (iii) the S&P/TSX Global Gold Index.  Canadian dollar closing price quotes on the TSX are converted to US dollars using the noon exchange rate as quoted by the Bank Of Canada for the date of the closing price quote.

DATA TABLE

	12/31/05	12/30/06	12/29/07	12/31/08	12/31/09	12/31/10
Vista Gold Corp.	$100	$169.92	$98.84(1)	$22.05	$48.24	$47.06
S&P/TSX Composite Index	$100	$114.45	$144.33	$75.98	$115.97	$139.99
S&P/TSX Global Gold Index	$100	$129.26	$144.92	$118.32	$148.10	$196.23

(1) On May 10, 2007, Vista completed an arrangement involving its wholly-owned subsidiary, Allied Nevada Gold Corp. ("Allied").  Pursuant to the arrangement, each shareholder of Vista received for each share of Vista held on May 10, 2007:  (a) a new shares of Vista, (b) .794 shares of Allied subject to applicable withholding taxes and (c) any payment they were entitled to receive in lieu of a fractional share of Allied.  A shareholder that invested $100 in Vista on December 31, 2005 would have received shares of Allied valued at $91.47 dollars on May 10, 2007, $97.22 on December 31, 2007, $79.08 on December 31, 2008, $235.70 on December 31, 2009, and $411.85 on December 31, 2010.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of Vista Gold, other than Canadian withholding tax. See “—Certain Canadian Federal Income Tax Considerations for U.S. Residents,” below.

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

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States, (ii) is entitled to the benefits of the Convention, (iii) holds all Common Shares solely as capital property, (iv) deals at arm’s length with and is not affiliated with Vista Gold, (v) does not and is not deemed to use or hold any Common Shares in a business carried on in Canada, and (vi) does not hold Common Shares which constitute “taxable Canadian property” as defined in the Canadian Tax Act (each such holder, a “U.S. Resident”).

Certain entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) may not in all circumstances be regarded by the Canada Revenue Agency (the “CRA”) as entitled to the benefits of the Convention. Members or holders of an interest in such an entity that holds Common Shares should consult their own tax advisors regarding the extent, if any, to which the CRA will extend the benefits of the Convention to the entity in respect of its Common Shares.

Generally, a U.S. Resident will be considered to hold a Common Share as capital property provided that the U.S. Resident acquired the Common Share as a long-term investment, is not a trader or dealer in securities, did not acquire, hold or dispose of the Common Share in one or more transactions considered to be an adventure or concern in the nature of trade (i.e. speculation), and does not hold the Common Share as inventory in the course of carrying on a business. Special rules, which are not discussed below, may apply to a U.S. Resident who is an insurer that carries on business in Canada and elsewhere.

Generally, a Common Share held by a U.S. Resident will only constitute “taxable Canadian property” at a particular time if all of the following conditions are met:

(i)	the Common Share is listed on a “designated stock exchange” (which currently includes the TSX) at that time;

(ii)
the U.S. Resident or any one or more persons with whom the U.S. Resident does not deal at arm’s length, owned, alone or in any combination, 25% or more of the issued shares of any class of the capital stock of Vista Gold at any time in the 60 months preceding the particular time; and

(iii)
more than 50% of the fair market value of the Common Share was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as so defined), or options or interests therein, at any time in the 60 months preceding the particular time.

This summary is based on the current provisions of the Canadian Tax Act and the Convention in effect on the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) on or before the date hereof (the “Tax Proposals”), and the current published administrative and assessing policies of the CRA. It is assumed that all such amendments will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative practice, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations, and is not intended to be and should not be construed as legal or tax advice to any U.S. Resident. U.S. Residents are urged to consult their own tax advisors for advice with respect to their particular circumstances. The discussion below is qualified accordingly.

This summary does not address any Canadian federal income tax consequences in respect of the transactions pursuant to the Arrangement Agreement by which shareholders of Vista Gold exchanged their old common shares and received, subject to applicable withholding taxes, (i) new Common Shares of Vista and (ii) common shares of Allied. Holders of Common Shares should refer to the Management Information and Proxy Circular of Vista dated October 11, 2006 for a summary of the tax consequences related to these transactions.

Disposition of Common Shares

A U.S. Resident who disposes or is deemed to dispose of a Common Share should not thereby incur any liability for Canadian federal income tax in respect of any capital gain thereby arising.

Taxation of Dividends on Common Shares

A U.S. Resident on whose Common Share Vista Gold pays or credits, or is deemed to pay or credit, a dividend generally will be subject to Canadian withholding tax at the rate of 15% or, if the U.S. Resident is a company that beneficially owns at least 10% of the voting stock of Vista Gold, 5% of the gross amount of the dividend. Vista Gold will be required to withhold the requisite amount of tax from the dividend and remit it to the CRA for the U.S. Resident’s account. A U.S. Resident that is a qualifying religious, scientific, literary, educational or charitable tax exempt organization or a qualifying trust, company, organization or arrangement operated exclusively to administer or provide pension, retirement or employee benefits, and is exempt from tax in the United States, may be exempt under the Convention from Canadian withholding tax provided that the U.S. Resident complies with specific administrative procedures.

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

Scope of this Summary

Authorities

This summary is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations (whether final, temporary, or proposed), published rulings of the IRS, published administrative positions of the IRS, the Convention Between Canada and the United States of America with Respect to Taxes on Income and on Capital, signed September 26, 1980, as amended (the “Canada-U.S. Tax Convention”), and U.S. court decisions that are applicable and, in each case, as in effect and available, as of the date of this document.  Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a retroactive or prospective basis which could affect the U.S. federal income tax considerations described in this summary.  This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive or prospective basis.

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

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax considerations applicable to U.S. Holders that are subject to special provisions under the Code, including the following U.S. Holders:

(a) U.S. Holders that are tax-exempt organizations, qualified retirement plans, individual retirement accounts, or other tax-deferred accounts; (b) U.S. Holders that are financial institutions, underwriters, insurance companies, real estate investment trusts, or regulated investment companies; (c) U.S. Holders that are dealers in securities or currencies or U.S. Holders that are traders in securities that elect to apply a mark-to-market accounting method; (d) U.S. Holders that have a “functional currency” other than the U.S. dollar; (e) U.S. Holders that own Common Shares as part of a straddle, hedging transaction, conversion transaction, constructive sale, or other arrangement involving more than one position; (f) U.S. Holders that acquired Common Shares in connection with the exercise of employee stock options or otherwise as compensation for services; (g) U.S. Holders that hold Common Shares other than as a capital asset within the meaning of Section 1221 of the Code (generally, property held for investment purposes); (h) partnerships and other pass-through entities (and investors in such partnerships and entities); or (j) U.S. Holders that own or have owned  (directly, indirectly, or by attribution) 10% or more of the total combined voting power of the outstanding shares of the Corporation.  This summary also does not address the U.S. federal income tax considerations applicable to U.S. Holders who are (a) U.S. expatriates or former long-term residents of the U.S. subject to Section 877 of the Code, (b) persons that have been, are, or will be a resident or deemed to be a resident in Canada for purposes of the Canadian Tax Act; (c) persons that use or hold, will use or hold, or that are or will be deemed to use or hold Common Shares in connection with carrying on a business in Canada; (d) persons whose Common Shares constitute “taxable Canadian property” under the Canadian Tax Act; or (e) persons that have a permanent establishment in Canada for the purposes of the Canada-U.S. Tax Convention.  U.S. Holders that are subject to special provisions under the Code, including U.S. Holders described immediately above, should consult their own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, U.S. state and local tax, and foreign tax consequences relating to the acquisition, ownership and disposition of Common Shares.

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

PFIC Status of the Corporation

The Corporation generally will be a PFIC if, for a tax year, (a) 75% or more of the gross income of the Corporation for such tax year is passive income (the “income test”) or (b) 50% or more of the value of the Corporation’s assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets (the “assets test”).  “Gross income” generally means all sales revenues less the cost of goods sold, and “passive income” generally includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities, and certain gains from commodities transactions.

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

The Corporation believes it was classified as a PFIC during the taxable year ended December 31, 2010, and based on current business plans and financial projections, the Corporation believes there is a significant likelihood that it will be a PFIC during the current taxable year.  The determination of whether a corporation was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations.  In addition, whether a corporation will be a PFIC for any tax year depends on the assets and income of such corporation over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document.  Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Corporation (or a Subsidiary PFIC) concerning its PFIC status.  Each U.S. Holder should consult its own tax advisor regarding the PFIC status of the Corporation and each Subsidiary PFIC.

Default PFIC Rules Under Section 1291 of the Code

If the Corporation is a PFIC, the U.S. federal income tax consequences to a U.S. Holder of the acquisition, ownership, and disposition of Common Shares will depend on whether such U.S. Holder makes an election to treat the Corporation and each Subsidiary PFIC, if any, as a “qualified electing fund” or “QEF” under Section 1295 of the Code (a “QEF Election”) or a mark-to-market election under Section 1296 of the Code (a “Mark-to-Market Election”).  A U.S. Holder that does not make either a QEF Election or a Mark-to-Market Election will be referred to in this summary as a “Non-Electing U.S. Holder.”

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

Under Section 1291 of the Code, any gain recognized on the sale or other taxable disposition of Common Shares, and any “excess distribution” received on Common Shares, must be ratably allocated to each day in a Non-Electing U.S. Holder’s holding period for the respective Common Shares.  The amount of any such gain or excess distribution allocated to the tax year of disposition or distribution of the excess distribution and to years before the entity became a PFIC, if any, would be taxed as ordinary income.  The amounts allocated to any other tax year would be subject to U.S. federal income tax at the highest tax rate applicable to ordinary income in each such year, and an interest charge would be imposed on the tax liability for each such year, calculated as if such tax liability had been due in each such year.  A Non-Electing U.S. Holder that is not a corporation must treat any such interest paid as “personal interest,” which is not deductible.

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

QEF Election

A U.S. Holder that makes a timely and effective QEF Election for the first tax year in which its holding period of its Common Shares begins, generally, will not be subject to the rules of Section 1291 of the Code discussed above with respect to its Common Shares.  However, a U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such U.S. Holder’s pro rata share of (a) the net capital gain of the Corporation, which will be taxed as long-term capital gain to such U.S. Holder, and (b) and the ordinary earnings of the Corporation, which will be taxed as ordinary income to such U.S. Holder.  Generally, “net capital gain” is the excess of (a) net long-term capital gain over (b) net short-term capital loss, and “ordinary earnings” are the excess of (a) “earnings and profits” over (b) net capital gain.  A U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such amounts for each tax year in which the Corporation is a PFIC, regardless of whether such amounts are actually distributed to such U.S. Holder by the Corporation.  However, for any tax year in which the Corporation is a PFIC and has no net income or gain, U.S. Holders that have made a QEF Election would not have any income inclusions as a result of the QEF Election.  If a U.S. Holder that made a QEF Election has an income inclusion, such a U.S. Holder may, subject to certain limitations, elect to defer payment of current U.S. federal income tax on such amounts, subject to an interest charge.  If such U.S. Holder is not a corporation, any such interest paid will be treated as “personal interest,” which is not deductible.

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

U.S. Holders should be aware that there can be no assurances that we will satisfy record keeping requirements that apply to a QEF, or that we will supply U.S. Holders with information that such U.S. Holders require to report under the QEF rules, in event that we are a PFIC and a U.S. Holder wishes to make a QEF Election.  Thus, U.S. Holders may not be able to make a QEF Election with respect to their Common Shares.  Each U.S. Holder should consult its own tax advisor, regarding the availability of, and procedure for making, a QEF Election.  .

Mark-to-Market Election

A U.S. Holder may make a Mark-to-Market Election only if the Common Shares are marketable stock.  The Common Shares generally will be “marketable stock” if the Common Shares are regularly traded on (a) a national securities exchange that is registered with the Securities and Exchange Commission, (b) the national market system established pursuant to section 11A of the Securities and Exchange Act of 1934, or (c) a foreign securities exchange that is regulated or supervised by a governmental authority of the country in which the market is located, provided that (i) such foreign exchange has trading volume, listing, financial disclosure, and meets other requirements and the laws of the country in which such foreign exchange is located, together with the rules of such foreign exchange, ensure that such requirements are actually enforced and (ii) the rules of such foreign exchange ensure active trading of listed stocks.  If such stock is traded on such a qualified exchange or other market, such stock generally will be “regularly traded” for any calendar year during which such stock is traded, other than in de minimis quantities, on at least 15 days during each calendar quarter.

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

U.S. Federal Income Tax Consequences of the Acquisition, Ownership, and Disposition of Common Shares

The following discussion is subject to the rules described above under the heading “Passive Foreign Investment Company Rules.”  .

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

Foreign Tax Credit

Subject to the PFIC rules discussed above, a U.S. Holder that pays (whether directly or through withholding) Canadian income tax with respect to dividends paid on the Common Shares generally will be entitled, at the election of such U.S. Holder, to receive either a deduction or a credit for such Canadian income tax paid.  Generally, a credit will reduce a U.S. Holder’s U.S. federal income tax liability on a dollar-for-dollar basis, whereas a deduction will reduce a U.S. Holder’s income subject to U.S. federal income tax.  This election is made on a year-by-year basis and applies to all foreign taxes paid (whether directly or through withholding) by a U.S. Holder during a year.

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

Generally, dividends paid by a foreign corporation should be treated as foreign source for this purpose, and gains recognized on the sale of stock of a foreign corporation by a U.S. Holder should be treated as U.S. source for this purpose, except as otherwise provided in an applicable income tax treaty, and if an election is properly made under the Code. However, the amount of a distribution with respect to the common shares that is treated as a “dividend” may be lower for U.S. federal income tax purposes than it is for Canadian federal income tax purposes, resulting in a reduced foreign tax credit allowance to a U.S. Holder.  In addition, this limitation is calculated separately with respect to specific categories of income.  The foreign tax credit rules are complex, and each U.S. Holder should consult its own tax advisor regarding the foreign tax credit rules.

Backup Withholding and Information Reporting

Under U.S. federal income tax law and Treasury regulations, certain categories of U.S. Holders must file information returns with respect to their investment in, or involvement in, a foreign corporation.  For example, recently enacted legislation generally imposes new U.S. return disclosure obligations (and related penalties) on individuals who are U.S. Holders that hold certain specified foreign financial assets in excess of $50,000.  The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-U.S. person, any financial instrument or contract held for investment that has an issuer or counterparty other than a U.S. person and any interest in a foreign entity.  U.S. Holders may be subject to these reporting requirements unless their common shares and warrants are held in an account at a domestic financial institution.  Penalties for failure to file certain of these information returns are substantial.  U.S. Holders should consult with their own tax advisors regarding the requirements of filing information returns, and, if applicable Mark-to-Market and QEF Elections.

Payments made within the U.S. or by a U.S. payor or U.S. middleman, of dividends on, and proceeds arising from the sale or other taxable disposition of, Common Shares generally may be subject to information reporting and backup withholding tax, at the rate of 28% (and increasing to 31% for payments made after December 31, 2012), if a U.S. Holder (a) fails to furnish such U.S.  Holder’s correct U.S. taxpayer identification number (generally on Form W-9), (b) furnishes an incorrect U.S. taxpayer identification number, (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax, or (d) fails to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax.  However, certain exempt persons, such as corporations, generally are excluded from these information reporting and backup withholding rules.  Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a credit against a U.S. Holder’s U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder furnishes required information to the IRS in a timely manner.  Each U.S. Holder should consult its own tax advisor regarding the information reporting and backup withholding rules.

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2010, neither Vista Gold nor any affiliate of Vista Gold repurchased Common Shares of Vista Gold registered under Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data in the table below have been selected in part, from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in Canada. The selected financial data should be read in conjunction with those financial statements and the notes thereto.

	Years ended December 31
	2010	2009	2008	2007	2006

	(U.S. $000’s, except loss per share)
Results of operations
Net loss	9,614	1,942	9,973	13,150	4,171
Basic and diluted loss per share	0.20	0.05	0.29	0.41	0.16
Financial position
Working capital	$18,490	$29,391	$21,209	$27,254	$49,693
Total assets	120,442	92,573	75,765	51,346	92,731
Long-term debt and non-current liabilities	—	25,167	23,724	—	4,877
Shareholders’ equity	96,307	66,480	51,238	50,652	87,127

Had our consolidated financial statements been prepared in accordance with accounting principles generally accepted in the United States, certain selected financial data would have been reported as follows (see also Note 20 of the Consolidated Financial Statements).

	Years ended December 31
	2010	2009	2008	2007	2006
	(U.S. $000’s, except loss per share)
Results of operations
Net loss	20,020	5,952	15,320	15,067	6,810
Basic and diluted loss per share	0.42	0.17	0.45	0.47	0.26
Financial position
Working capital	$18,098	$29,391	$21,209	$27,254	$50,234
Total assets	80,766	66,453	55,332	37,883	79,367
Long-term debt and non-current liabilities	—	28,895	28,719	—	4,877
Shareholders’ equity	56,136	36,632	25,810	37,189	73,763

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2010, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. Reference to Note 20 to the consolidated financial statements should be made for a discussion of differences between Canadian and United States GAAP and their effect on the financial statements. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report.  See section heading “Note Regarding Forward-Looking Statements.” above.

All amounts stated herein are in U.S. dollars in thousands, except per share amounts, per warrant amounts, per ounce amounts, gold price per ounce amounts, exchange rates, number of Common Shares, number of warrants, number of stock options and the amounts listed in the tables and text within the "Project Updates" section below, unless specified otherwise.

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

Our holdings include the Concordia and Guadalupe de los Reyes gold projects in Mexico; the Mt. Todd gold project in Australia; the Yellow Pine gold project in Idaho; the Long Valley gold project in California; the Awak Mas gold project in Indonesia; and claims located in Utah.

Outlook

At the end of 2010, we owned or controlled six properties containing mineralized material. In the early part of 2007, we decided with the higher gold prices, to bring the more advanced projects, such as Concordia and Mt. Todd gold projects, to production decisions. The emphasis in late 2007 was to start a bankable feasibility study on Concordia with a major mining consultant being contracted to manage this study, which was completed in September 2008. In addition, we believe that additional value can be added to the remaining projects through exploration drilling and engineering studies, thus advancing them closer to a production decision.

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

With respect to our current property holdings, aggregate expenditures for purchase installments, to maintain options, conduct exploration activities and feasibility studies are currently anticipated to be approximately $20,360 in 2011 and $4,000 in 2012. As at December 31, 2010, we had working capital of $18,490 and cash on hand of $39,838. At present, we believe that the current cash balances as of December 31, 2010 of $39,838 and marketable securities of $1,703 will cover these activities as well as general and administrative expenses and our repayment of $23,504 principal amount, including interest, of our senior secured convertible notes (the “Notes”) due on March 4, 2011.  Additional capital will be necessary to advance the projects to positive production decisions; and to conduct additional exploration drilling and engineering studies on our properties. Additional capital may be raised via revenues, if earned, or equity and/or debt financings. However, there can be no assurance that we will be successful in efforts to raise additional capital.

Results from Operations

Summary

Our 2010 consolidated net loss was $9,614 or $0.20 per share compared to our 2009 consolidated net loss of $1,942 or $0.05 per share for a net increase of $7,672.  The increase of $7,672 in 2010 was largely due to a decrease in the gain on disposal of marketable securities of $6,548. The gain during 2009 was mostly the result of the sale of our Allied Nevada Gold Corp. (“Allied”) shares which we retained in connection with the transaction that resulted in the formation of Allied and the transfer of Vista’s Nevada properties to Allied.  Also contributing to the increase in net loss for 2010 was an increase in the loss on extinguishment of convertible debt of $2,518.  On May 20, 2010, we entered into a Note repurchase agreement whereby we repurchased $5,667 of outstanding principal Notes in exchange for cash and Common Shares and on July 14, 2009, we entered into a Note repurchase agreement whereby we repurchased $1,333 of outstanding principal Notes in exchange for cash of $877 (see Consolidated Financial Statements – Note 7).  Offsetting these increases was a decrease in interest expense of $632 and an increase in the future tax benefit of $743.

Our 2009 consolidated net loss was $1,942 or $0.05 per share compared to our 2008 consolidated net loss of $9,973 or $0.29 per share for a net decrease of $8,031.  The decrease of $8,031 in 2009 was largely due to an increase in the gain on disposal of marketable securities of $6,927 in 2009. The gain was mostly the result of the sale of our Allied shares which we retained in connection with the transaction that resulted in the formation of Allied and the transfer of Vista’s Nevada properties to Allied.  Also contributing to the decrease in net loss for 2009 was a gain of $537 on the repurchase of Notes.  On July 14, 2009, we repurchased $1.333 million of the Notes for $866, which resulted in a gain.  Other contributing factors include a decrease in interest income of $405, a decrease in corporate administration and investor relations of $881 and a decrease in the write-down of marketable securities of $460, which was offset by an increase in the gain on currency translation of $469, an increase in exploration, property evaluation and holding costs of $444 and an increase in interest expense of $316

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $2,098 during the year ended December 31, 2010 compared with $1,487 for the same period in 2009.  The increase of $611 was primarily due to an increase in holding costs at the Concordia gold project of $700 which reflects increasing administrative and legal costs for activities related to permitting and community relations, which was offset by a decrease in holding costs at the PT Masmindo gold project of $61.

Exploration, property evaluation and holding costs increased to $1,487 during the year ended December 31, 2009 compared with $1,043 for the same period in 2008.  The increase of $444 was primarily due to an increase in holding costs at the Concordia gold project of $491 which reflects increasing administrative and legal costs for activities related to permitting and community relations, which was offset by a decrease in holding costs at the Mt. Todd gold project of $49.

Corporate administration and investor relations

Corporate administration and investor relations costs decreased to $4,283 during the year ended December 31, 2010, compared with $4,595 in 2009.  This decrease of $312 from the prior period was primarily due to a decrease in stock-based compensation expense of $389.  The decrease in stock-based compensation expense was primarily the result of our issuance of 165,000 stock options and 175,500 restricted stock units during the 2010 period as compared to the issuance of 860,000 stock options during the 2009 period.  Restricted stock units vest over a period of one year and the intrinsic value is expensed equally over the vesting period as compared to stock options that had a vesting period of 2 years, of which 50% vest immediately and accordingly 50% of the value is expensed immediately upon issuance and the remaining 50% expensed over the vesting period.  The result is a much greater expense up front upon issuance of stock options.

Corporate administration and investor relations costs decreased to $4,595 during the year ended December 31, 2009, compared with $5,476 in 2008.  This decrease of $881 from the prior period was primarily due to a decrease in our audit, tax and Sarbanes-Oxley compliance fees of $168 as we work with our auditors and outside consultants to reduce these fees.  Also contributing to the decrease is a decrease in non-cash stock based compensation expense of $787, which is due to the following:

•
a decrease in the fair value of options granted and immediately vesting of $201. This was due to an increase in the amount of stock-based compensation expense being allocated to capitalized mineral property as well as declining stock prices, volatility rates and risk-free interest rates used to calculate fair-value;

•
a decrease in expense recorded for those options granted in prior years and vesting over time of $667.  This was also due to an increase in the allocation of stock-based compensation expense being allocated to capitalized mineral property as well as a decrease in the number of options granted in a prior period subject to vesting over time; and

•	these amounts were offset by a decrease of $81 for awards forfeited prior to vesting. Option expense recorded during the vesting period is reversed if the options are forfeited.

Depreciation and amortization

Depreciation and amortization expense increased to $288 during the year ended December 31, 2010, compared with $262 in 2009.  The slight increase of $26 from the prior period was mostly due to capital expenditures at the Mt. Todd gold mine during 2010.

Depreciation and amortization expense increased to $262 during the year ended December 31, 2009, compared with $170 in 2008.  The increase of $92 from the prior period was mostly due to capital expenditures at the Mt. Todd gold mine and at the corporate level during 2009.

Interest expense

Interest expense was $1,688 during the year ended December 31, 2010, compared with $2,320 in 2009.  The decrease of $632 from the prior period was mostly due to the repurchase of $5,667 of the Notes in May 2010 as compared to the repurchase of $1,333 of the Notes in July 2009.  For the year ended December 31, 2010, $811 was attributable to the accretion of the debt discount and $877 was attributable to interest expense.  These amounts are approximately 24% of the full interest expense associated with the issuance of the Notes.  We capitalized the remaining 76% as additions to mineral properties in accordance with ASC 835-20 “Capitalization of Interest” and our accounting policy.

Interest expense was $2,320 during the year ended December 31, 2009, compared with $2,004 in 2008.  The increase of $316 was because the Notes were issued on March 4, 2008 and accordingly a full year of interest expense was not charged for the 2008 period.  For the year ended December 31, 2009, $1,069 was attributable to the accretion of the debt discount and $1,251 was attributable to interest expense.  These amounts are approximately 43% of the full interest expense associated with the issuance of the Notes.  We capitalized the remaining 57% as additions to mineral properties in accordance with ASC 835-20 Capitalization of Interest and our accounting policy.

Other Income and Expenses

Gain/(loss) on disposal of marketable securities

For the year ended December 31, 2010, we realized a gain of $281 on the disposal of marketable securities, compared with $6,829 for the same period in 2009.  The gain of $6,829 in 2009 was mostly the result of our sale on April 3, 2009, of all 1,529,848 common shares of Allied for $9,016.  These shares had a book value of $2,194.  The gain for the 2010 period resulted from the sale of securities that had a book value of $32.

For the year ended December 31, 2009, we realized a gain of $6,829 on the disposal of marketable securities, compared with a loss on the disposal of marketable securities of $98 for the same period in 2008.  The gain of $6,829 was mostly the result of the sale of the Allied shares as discussed above.  These shares had a book value of $2,194.

At December 31, 2010, we held marketable securities available for sale with a quoted market value of $1,703.  We purchased the securities for investing purposes with the intent to hold the securities until such time as it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities consistently in order to mitigate the risk of loss on the investment.

Gain/(loss) on extinguishment of  convertible notes

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

Pursuant to the Whitebox Repurchase Agreements, we agreed to repurchase Notes:  (i) in the principal amount of $504 from Whitebox Combined Partners for an aggregate purchase price, including interest, of $332; (ii) in the principal amount of $510 from Whitebox Convertible Arbitrage for an aggregate purchase price, including interest, of $336; and (iii) in the principal amount of $319 from Whitebox Special Opportunities for an aggregate purchase price, including interest, of $210, based on a settlement date of July 14, 2009. We allocated the consideration paid on the repurchase of the convertible notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction.  A gain of $537 was recorded in our Consolidated Statement of Loss as a result of the Notes repurchase.

On May 20, 2010, we entered into a Notes repurchase agreement (the “Agreement”) with Whitebox Advisors LLC (“Whitebox”) whereby we agreed to repurchase their remaining Notes.

Pursuant to the Agreement, we agreed to repurchase Notes in the principal amount of $5,667 and interest payable through maturity on the Notes of $691.  We agreed to pay Whitebox $2,233 in cash and to issue 1,902,684 in Common Shares to Whitebox as consideration for the principal amount of the Notes and interest payable of $6,358, in aggregate.  The Common Shares issued were based on a share price of $2.15.  We allocated the consideration paid on the repurchase of the Notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction as is required under EIC 96, “Accounting for the Early Extinguishment of Convertible Securities Through (1) Early Redemption or Repurchase and (2) Induced Early Conversion”.  A loss of $1,981 was recorded in our Consolidated Statement of Loss as a result of the Notes repurchase.

The Agreement and the Whitebox Repurchase Agreements were initiated by Whitebox and were not the result of any solicitation by us or on our behalf. We have not initiated any broader effort to repurchase or restructure any of our remaining Notes and did not act upon the basis of material non-public information in determining to enter into the any of the agreements above.

Interest income

Interest income was $131 during the year ended December 31, 2010, compared with $104 in 2009.  The slight increase of $27 for the 2010 period was mostly the result of increased cash sent to Australia to fund our Mt. Todd gold project programs and as a result we were able to take advantage of higher interest rates in the Australian market.

Interest income was $104 during the year ended December 31, 2009, compared with $509 in 2008.  The decrease of $405 was due to falling interest rates in the market.

Future income tax benefit/(expense)

The future income tax benefit was $32 during the year ended December 31, 2010, compared with a future income tax expense of $711 for the same period in 2009.  The increase of $743 in the future tax benefit for the 2010 was mostly the result of the sale by Vista of its 1,529,848 shares in Allied on April 3, 2009, as discussed below.

The future income tax expense was $711 for the year ended December 31, 2009, compared with $320 in 2008.  The increase of $391 in expense was mostly the result of the sale of the Allied shares on April 3, 2009.  In previous periods a future income tax benefit was recorded in respect of previously unrecognized tax loss carry forwards as these losses were expected to cover any taxable gains that would arise as a result of the increase in value of the marketable securities. When these securities were disposed of, the unrealized gains were transferred from other comprehensive income/(loss) to net earnings. Since no taxable gain arose on this disposal, an income tax expense was recorded in the current period to reverse the benefit recorded in prior periods. The net impact is such that no tax is payable on this disposal and accordingly the cumulative tax expense recorded in the Consolidated Statement of Earnings and (Loss) reflects the tax benefit associated with Vista’s remaining marketable securities.

Write-down of marketable securities

There were no write-downs of marketable securities for the period ended December 31, 2010.

The write-down of marketable securities was $123 for the year ended December 31, 2009, compared with $583 in 2008.  The decrease of $460 was mostly due to increasing stock prices throughout 2009.  At December 31, 2010, December 31, 2009 and December 31, 2008, we evaluated the market value of our available-for-sale securities and found that certain securities had become impaired.  These securities were written down to their fair market value as of December 31, 2009 and December 31, 2008, respectively.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities in 2010 was $8,671 compared with $7,883 in 2009.  The increase of $788 in 2010 was mostly the result of an increase in the net loss of $7,672 for the 2010 period, which was offset by an increase in non-cash items of $6,844.  Also contributing to the increase was an increase in cash used for other current assets of $615 and an increase in cash used for other long-term liabilities of $228.  These amounts have been partially offset by a decrease in interest paid on our convertible notes of $644 and an increase in cash provided by accounts payable, accrued liabilities and other of $239.

Net cash used in operating activities in 2009 was $7,883, compared with $7,638 in 2008.  The increase of $245 in 2009 was mostly the result of an increase in interest payments made on June 15, 2009, July 14, 2009 (in conjunction with the repurchase of the Notes) and December 15, 2009 of $602.  This increase was due to additional interest paid on June 15, 2009 as compared to the prior year as a result of the Notes issuance on March 4, 2008 and accordingly less accrued interest on June 15, 2008 as compared to June 15, 2009.  Offsetting this increase, was a decrease in cash used in accounts payable, accrued liabilities and other of $248 and a decrease in cash used for other current assets of $287.

Investing Activities

Net cash used in investing activities in 2010 was $11,008, compared with net cash provided by investing activities of $3,268 in 2009.  The increase of $14,276 in cash used by investing activities in 2010 was mostly the result of the following:

●	a decrease in the proceeds from the sale of marketable securities of $8,742. On April 3, 2009, we sold all 1,529,848 common shares of Allied that we held for $9,016;

●
an increase in cash used for additions to mineral properties of $5,713.  During the 2010 period we undertook a drilling program at the Mt. Todd gold mine.  There were no similar programs during the 2009 period; and

●
a decrease in the proceeds received upon the disposal of mineral property.  In June 2009, we sold most of the remaining patented mining claims in Colorado for $188.  There were no similar transactions during the 2010 period.

Net cash received from investing activities in 2009 was $3,268, compared with cash used from investing activities of $26,913 in 2008.  This increase of $30,181 in cash received from investing activities was due to the following:

•
a decrease in additions to plant and equipment of $17,495.  In April 2008 the purchase of the gold processing equipment to be used at our Concordia gold project was finalized.  There were no similar equipment purchases during the 2009 period;

•	an increase in proceeds received from the sale of marketable securities of $8,950. This increase was primarily due to the sale of all 1,529,848 common shares of Allied we held for proceeds of $9,016;

•	a decrease in additions to mineral properties of $3,293. During the 2008 period, we undertook a drilling program at the Mt. Todd gold mine and were in the process of completing a feasibility study for the Concordia gold project. These programs were completed during 2008;

•
a decrease in the acquisition of mineral properties of $452.  On January 24, 2008, we completed the acquisition of interests in various mineral properties adjacent to our Guadalupe de los Reyes project in Mexico.  The consideration paid by Vista for the acquisition of these interests included cash payments totaling $452.  There was no similar purchase during the year ended December 31, 2009;

•
an increase in the proceeds received upon the disposal of mineral property.  In June 2009, we sold most of the remaining patented mining claims in Colorado for $188.  There were no similar transactions during the 2008 period; and

•	an increase in cash used for short-term investments. At December 31, 2009, we had one $250 certificate of deposit that had a maturity date of more than 90 days.

Financing Activities

Net cash provided by financing activities was $31,109 for the year ended December 31, 2010, compared with $19,757 in 2009.  The increase of $11,352 was primarily the result of the completion of the private placement of special warrants on October 22, 2010, in which we offered and sold 14,666,739 special warrants for net proceeds after legal and other fees of $33,299, as compared to the completion of a public offering on September 21, 2009 and the completion of the over-allotment on September 25, 2009 in which we offered and sold an aggregate 10.12 million Common Shares, for net proceeds after commissions, legal and other fees of $20,378.  (See Consolidated Financial Statements—Notes 8 and 9 in the section heading “Item 8. Financial Statements and Supplementary Data” below.)  Offsetting this amount was an increase of $1,376 in the cash consideration used to extinguish certain of our Notes.  On May 20, 2010, we repurchased $5,667 of Notes for cash consideration of $2,242 and 1,581,488 Common Shares and in July 2009 we repurchased $1,333 of Notes for cash consideration of $866.  See Consolidated Financial Statements – Note 7 in the section heading “Item 8. Financial Statements and Supplementary Data” below

Net cash provided by financing activities was $19,757 for the year ended December 31, 2009, compared with $31,425 in 2008.  The decrease of $11,668 was primarily the result of the completion of a public offering on September 21, 2009 and the completion of the over-allotment on September 25, 2009 in which we offered and sold an aggregate 10.12 million Common Shares, for net proceeds after commissions, legal and other fees of $20,378, as compared to the completion of a brokered private placement on March 4, 2008 in which we offered and sold $30,000 in aggregate principal amount of Notes (see Consolidated Financial Statements – Note 7 in the section heading “Item 8. Financial Statements and Supplementary Data” below).  Net proceeds to Vista upon completion of the sale of the Notes were $28,345.

There were no warrant exercises during the years ended December 31, 2010 and December 31, 2009, respectively.  Warrants exercised during 2008 produced cash proceeds of $2,941.  During 2008, the entire $2,941 in cash proceeds was from exercises of warrants issued as part of our February 2006 private placement. (See Consolidated Financial Statements—Notes 8 and 9 in the section heading “Item 8. Financial Statements and Supplementary Data” below).

The exercise of stock options produced cash of $52 during 2010, compared to $245 during 2009 and $139 during 2008. (See Consolidated Financial Statements—Note 10 in the section heading “Item 8. Financial Statements and Supplementary Data” below).

Liquidity and Capital Resources

At December 31, 2010, our total assets were $120,442, compared to $92,573 and $75,765 as of December 31, 2009 and 2008, respectively. There were no long-term liabilities at December 31, 2010.  Long-term liabilities totaled $25,167 at December 31, 2009, compared to $23,724 at December 31, 2008.  At December 31, 2010, we had working capital of $18,489, compared to $29,391 in 2009 and $21,209 in 2008.

Our working capital of $18,490 as of December 31, 2010, decreased from 2009 by $10,902 which was increased from 2008 by $8,182. The principal component of working capital for both 2010 and 2009 is cash and cash equivalents of $39,838 and $28,408, respectively. Other components include marketable securities (2010—$1,703; 2009—$1,150), short-term investments (2010—$–; 2009—$250) and other current assets (2010—$1,084; 2009—$509). The decrease of $10,902 in working capital from 2010 to 2009 related primarily to a reclassification of the Notes to a short-term debt obligation of

$22,505 as of December 31, 2010 as compared to a long-term debt obligation of $24,939 as of December 31, 2009.  The Notes come due on March 4, 2011.  Offsetting this reclassification was an increase in cash balances of $11,430 that related to our completion of a private placement offering which received shareholder approval on December 15, 2010.

As a result of the delay in the issuance of the Change of Forest Land Use Permit (“CUSF”) at the Concordia gold project and the current uncertainty in the resource and financial markets, management has adopted a revised plan and budget for the year 2011. The plan continues those programs necessary to expedite the development of the Concordia gold project, while minimizing expenditures in other areas. The budget estimates that in the event that financing for the Concordia gold project is not available on acceptable terms in 2011, we have sufficient working capital to fund our planned operations at least through the end of 2011, without additional financing. We will continue to examine potential funding alternatives for the project, which may include project financing, debt financing or equity financing.

On October 22, 2010, we announced that we had closed our private placement of special warrants.  We issued an aggregate of 14,666,739 special warrants, for gross proceeds of $33,734.  We plan to use the proceeds for the following purposes: (i) to repurchase the $23,000 principal amount of outstanding Notes due March 4, 2011; (ii) to advance the Mt. Todd gold project; and (iii) for general corporate purposes.

Upon receipt of our shareholders’ approval of the private placement (“Shareholders’ Approval”) on December 15, 2010, the special warrants were automatically exercised, for no additional consideration, for one Common Share of Vista and one Common Share purchase warrant (a “Warrant”.)  Each Warrant is exercisable over a five-year period from the closing of the private placement, to purchase one Common Share (a “Warrant Share”) at a purchase price of $3.50 during the first year, $4.00 during the second year, $4.50 during the third year and $5.00 thereafter until the expiry of the Warrant. If the closing price of the Common Shares on the NYSE Amex is at least 35% above the current exercise price of the Warrants for a period of 15 consecutive trading days, then we will have the option to request that the Warrants be exercised. If the Warrants are not exercised within 25 business days following this request, they will be cancelled.

In addition, we issued a total of 641,305 special warrants and 630,436 compensation warrants (each compensation warrant being exercisable for two years from the closing of the private placement, to acquire one Common Share at a price of $2.30) to the agents and finders that provided services in connection with the financing.  Vista recognized non-cash expense related to these special warrants and compensation warrants of $704 and $612, respectively, which was allocated pro rata between the Common Share and warrant components of the units.  The special warrants and compensation warrants were subject to the Shareholders’ Approval. Cash proceeds to Vista from the private placement, net of cash expenses of $660, were $33,074.

We agreed to pay fees in respect of subscriptions from investors introduced to us by a finder in the United States and an agent and finder in Canada.  The fees were payable in that number of special warrants equal to 5% of the number of special warrants purchased by investors introduced by that finder or agent.  In addition, the finders and the agents were issued the number of compensation warrants equal to 5% of the special warrants sold to purchasers introduced by that finder or agent pursuant to the private placement, with each compensation warrant being exercisable for two years from the closing of the private placement, to acquire one Common Share at a price of $2.30 per Common Share.

We have agreed to use our commercially best efforts to have a registration statement, with respect to the resale of the Common Shares, Warrants and Warrant Shares issuable under the private placement, declared effective by the U.S. Securities and Exchange Commission within four months of the receipt of the Shareholders’ Approval.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Contractual Obligations

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term debt obligations(1)	$23,498	$23,498	$—	$—	$—
Operating lease obligations	$84	$84	$—	$—	$—
Purchase obligations(2)	$200	$100	$100	$—	$—
Total	$23,782	$23,682	$100	$—	$—

(1)
Short-term debt obligations including interest payments related to our issuance of the Notes, are discussed in “Item 8. —   Financial Statements and Supplementary Data — Consolidated Financial Statements —  Note 7.”

(2)
Purchase obligations include option payments totaling $200 for the Yellow Pine gold project.  We still have outstanding $100, of which is to be paid in less than a year and $100, of which is to be paid in 1 to 3 years.

As of December 31, 2010, Vista Gold has sufficient finances to meet its contractual obligations through December 31, 2011.

Summary of Quarterly Results and 4th Quarter Review

(U.S. dollars in thousands, except per share data)

2010	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net loss	$(2,419)	$(1,344)	$(4,152)	$(1,699)
Basic and diluted loss per share	(0.04)	(0.03)	(0.09)	(0.04)

2009	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net earnings/(loss)	$(2,235)	$(1,717)	$3,890	$(1,880)
Basic and diluted earnings/(loss) per share	(0.06)	(0.05)	0.11	(0.05)

Transactions with Related Parties

Agreement with Sierra Partners LLC

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  W. Durand Eppler, the founder and partner of Sierra, is also one of our directors. Under the terms of the agreement, Sierra will provide us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis.  Sierra will assist us with our efforts to maintain an investor relations program and provide support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10 during the term of the agreement and issue to Sierra 60,000 of our stock options.  As of December 31, 2010, we had made payments to Sierra under the agreement totaling $210; of which $120 had been paid during the period ended December 31, 2010, and had issued the 60,000 stock options to Sierra with a recorded expense of $54.  On December 15, 2010, we issued an additional 30,000 of our stock options to Sierra, which had a recorded value of $21 as of December 31, 2010.

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

Concordia Gold Project (formerly, the Paredones Amarillos gold project)

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

Change of Forest Land Use Permit-Application Status

On February 19, 2010, we announced that the Mexican Secretariat of the Environment and Natural Resources (“SEMARNAT”) had dismissed our application for the CUSF. In its dismissal, SEMARNAT had questioned the validity of the Temporary Occupation Permits (“TOP”) issued by the General Direction of Mines in the Secretariat of Economy, which were required as part of the CUSF application. SEMARNAT also identified the need for additional technical studies. On July 19, 2010, we announced an update on the status of our CUSF permit application, technical programs in progress, and a general overview of the development of the project.

The Concordia gold project is located in a special use area on the northern limit of the buffer zone of the Sierra de La Laguna Biosphere (the “Biosphere”). In the immediate Concordia gold project area, the surface land is divided between land owned directly by us and a parcel of federal land which has yet to be defined by the Mexican Secretariat of Agrarian Reform ("SRA") although the process for doing so is underway. The TOP apply to both the privately held land and the federal land. In questioning the validity of the TOP, SEMARNAT has requested confirmation of the boundaries of the federal land, and is seeking to determine if some or part of the federal land is subject to a prior request by the Mexican National Commission for Natural Protected Areas (“CONANP”) to be the administrator of the federal land. We expect that the SRA will release the survey results and clarify what part of the federal land is subject to CONANP’s claim. Subsequently, Desarrollos Zapal S.A. de C.V. (formerly, Minera Paredones Amarillos S.A. de C.V.) (“DZ”) expects the SRA to grant CONANP's request to become the administrator of the applicable part of the federal land in accordance with their previous request. CONANP has indicated that it will administer the federal land which lies within the buffer zone of the Biosphere in accordance with the established management plan, which states that the exploration and extraction of mineral resources is an activity that is compatible with the special use area in which the Concordia gold project is located. We expect this process to result in the validation of the TOP and recognition of such by SEMARNAT. Following the validation of the TOP, DZ will submit a new CUSF application. The timing for completion of these types of bureaucratic processes is uncertain and at this time, it is not possible to provide an estimate of the timing for the re-filing of a new CUSF application.

We are also working to resolve the deficiencies identified in SEMARNAT’s dismissal of the CUSF application. DZ has contracted SRK Consulting (U.S.), Inc. of Denver, Colorado, and several Baja California Sur academic institutions to review, analyze and validate some of the information submitted as part of the amended CUSF application. This will include additional hydrogeologic studies, surface run-off calculations and a review of certain baseline environmental data. The results will be submitted as part of the amended CUSF application. DZ has retained the services of Herrera Ordonez Abogados, a law firm based in Mexico City, to compile and submit the new CUSF application. The principal lawyer in charge of DZ’s work is Mr. Hector Herrera who is a past chairman of the Mexican Bar Association’s Environmental Commission and has an extensive background in working with SEMARNAT.

Preliminary Project Design, Permitting Support and Other Activities

We have contracted ICA Fluor, who has offices in Mexico City, Mexico, and Dublin, California, to be the engineering, procurement and construction management contractor for the project. ICA Fluor's initial scope of work includes basic engineering in support of permitting activities. ICA Fluor is coordinating design work on the access road, main power transmission line, processing plant, tailings impoundment facility, desalination plant and water supply pipeline.

Following the submission of the new CUSF application, we intend to present to SEMARNAT the documents to modify and extend the Concordia gold project’s environmental permits that were issued in 1997 and, unless extended by MPA, will expire in 2012. The modifications will reflect the many design changes made to improve the Concordia gold project and enhance environmental protections which are now incorporated into our proposed development.

We are in the process of finalizing the remaining rights-of-way for the power transmission line and water supply.  We have filed the appropriate environmental permit application for the water supply pipeline.

VWS Mexico, S.A. de C.V. has been contracted to provide engineering and permitting support for the desalination plant. Final studies for the design of the facility have been completed and we have filed the appropriate environmental permit application.

We have established ASUDES, a civil association (similar in function to a foundation). The goals of ASUDES are to promote improved access to health care and more educational opportunities for members of the Concordia gold project’s community. A number of programs have been established in the area of health and education which have been well received by the local communities.

As previously reported, on September 2, 2009, we announced the results of a feasibility study update (the “Updated Study”) completed by SRK Consulting (U.S.), Inc. (“SRK”) of Lakewood, Colorado, on our Concordia gold project.

During the four months preceding this announcement, we undertook a detailed review of our Concordia gold project.  The Roberts & Schaefer Company, a large engineering firm based in Salt Lake City, Utah, reviewed the process facility design to optimize the process area layout, confirmed the proposed production parameters and constructability, and re-estimated the capital and operating costs for the process area. The re-estimated capital and operating costs were incorporated in the Updated Study of the project, which supersedes the economic evaluation reported in our September 8, 2008 press release, in connection with the feasibility study of the Concordia gold project (the “Feasibility Study”).  A new technical report summarizing the results of the Updated Study entitled "Feasibility Study Update, NI 43-101 Technical Report, Vista Gold Corp., Paredones Amarillos Gold Project, Baja California Sur, Mexico" dated September 1, 2009 prepared by SRK is available under our SEDAR profile at www.sedar.com.

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
1) Feasibility Study Base Case Gold Price Profile ($850 for 1st 3 years, $725 thereafter) 2) $950 gold price demonstrates upside at current gold prices

Terry Braun, P.E. of SRK, an independent qualified person as defined by Canadian National Instrument 43-101 (“NI 43-101”) supervised the preparation of the scientific and technical information regarding the Updated Study included in this Form 10-K

    In late 2009 and early 2010, we completed a 14-hole core drill program for resource and reserve confirmation and to evaluate any apparent check assay bias, under the direction of our Vice President of Exploration, Frank Fenne, P.G., who is a qualified person within the meaning of NI 43-101. Drilling was done by Major Drilling of Hermosillo, Sonora, Mexico, and core logging and sampling was done by consultants of Vista Gold. Sample preparation was by ALS Chemex of Hermosillo, who sent prepared sample pulps to ALS Chemex in Vancouver, British Columbia, Canada for assaying. Check assaying was done by Acme Labs in Vancouver. Sampling, sample custody, preparation and assaying were completed in compliance with NI 43-101 standards. However, the results of the drilling did not resolve any apparent check assay bias, and additional work is planned.

Mt. Todd Agreement Extension and Results of Preliminary Feasibility Studies

In June 2010, we announced that we had notified the Northern Territory government in Australia that, based on our on-going positive results to date, we intend to extend our agreement with the Northern Territory government related to the Mt. Todd gold project for an additional five-year period to the end of 2015. On November 30, 2010, we, and the Northern Territory government, announced that the agreement has been renewed for an additional five-year period.

Development

In 2010, we undertook two drilling programs at the Batman deposit, and in the first program we completed 14 core and six reverse circulation drill holes (8,291 total meters drilled) in a program designed to add resources through in-fill drilling in the parallel structures to the east (hanging wall) of the core zone of the Batman deposit, to test/condemn hypothesized extensions of the deposit along strike and to the west of the core zone, and to provide core for metallurgical testing.  The program concluded with the in-fill drilling of the parallel structures on the east of the Batman deposit. The drill holes were oriented to the west to intersect the core zone at right angles and were inclined at -55 to -60 degrees.  Boart Longyear of  Mitchell Park, South Australia, performed the drilling.

Included in the total were three core holes totaling 1,469 meters, that were located and oriented to provide core samples for metallurgical testing, representative of the Batman deposit, in the area of the pit defined by the June 2009 Mt. Todd preliminary economic assessment.  The holes were drilled at -20 to -30 degree dips, at an acute angle to the strike of the deposit and were not assayed due to the requirements for whole core to be used in the planned metallurgical testing program.

The core was logged, photographed and sampled by employees and consultants of Vista Gold Australia under the direction of our Vice President of Exploration, Frank Fenne, P.G., who is a qualified person within the meaning of NI 43-101. Core samples to be assayed were shipped to the ALS-Chemex sample preparation lab in Alice Springs, Australia.  Prepared sample pulps were shipped by ALS-Chemex to its assay lab in Perth, Australia. Check assaying was done by Genalysis of Perth, Australia. Core logging and sample custody, preparation and assaying were completed in compliance with NI 43-101 standards. Sample preparation, assaying and security protocols followed those developed in 2008 by Tetra Tech MM, Inc. (“Tetra Tech”) and Vista Gold, as described in the Sample Preparation, Analyses and Security section above.

We subsequently drilled one additional core hole in 2010 into the parallel structures in the hanging wall east of the core zone for 726 meters. Drilling was by Grid Drilling of Townsville, North Queensland. The core was logged, photographed and sampled by our employees and consultants under the direction of Vista’s Vice President of Exploration, Frank Fenne P.G., who is a qualified person under NI 43-101. Core was sawed in half by our employees and consultants and one half shipped to Northern Australian Laboratories in Pine Creek, Northern Territory, for sample preparation and assaying. Check assaying was done by Genalysis of Perth, Australia. Core logging and sample custody, sample preparation and assaying for all drill holes completed during 2010 followed those developed in 2008 by Tetra Tech and Vista Gold, as described in the Sample Preparation, Analyses and Security section above and were completed in compliance with NI 43-101 standards.

Preliminary Feasibility Study and Updated Estimate of Gold Mineralization, October 2010

On August 8, 2010, we announced the positive results of a preliminary feasibility study (“PFS”) for the Batman deposit. The PFS was constrained to consider tailings from mineral reserves that could be accommodated by the existing tailings storage capacity of 60 million tonnes. The PFS was managed by Tetra Tech, who also undertook the resource modeling and estimation, geotechnical, environmental and site reclamation engineering and design. Mr. John Rozelle, PG, Manager of Tetra Tech’s Mineral Resource Division and Principal Geologist, an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of Tetra Tech. Mr. Thomas Dyer, P.E., of MDA of Reno, Nevada, an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of MDA.  Mr. Rozelle and Mr. Dyer prepared or supervised the preparation of the information that forms the basis for the scientific and technical information disclosed herein. The technical report summarizing the results of the PFS and updated mineral resource estimate entitled “Mt Todd Gold Project Prefeasibility Study, Northern Territory, Australia” dated

October 1, 2010, is available on SEDAR at www.sedar.com.

The PFS was evaluated using the three-year trailing average gold price of $950 per ounce (as of August 2010). Mineral reserve estimates and production highlights are tabulated below.

Production Highlights, October 2010 PFS

Reserves and Production Estimates at $950 per gold ounce
Proven and Probable Mineral Reserves (at a 0.55 grams gold per tonne cut-off)*	60,049,000 tonnes at 1.05 grams gold per tonne
Life of Mine Production	1,662,000 gold ounces
Average Annual Production (based on 8.86 year mine life)	187,500 gold ounces per year
Mining Rate	22,900,000 tonnes per year
Mill Throughput Rate	18,500 tonnes per day
Stripping Ratio (waste:ore)	2.37
Mine Life	8.86 years

* Elevated cutoff grades were used to constrain the total estimated mineral reserve tonnes to the remaining tailings capacity while maximizing return.  In most areas, a cutoff grade of 0.55 grams gold per tonne was used.  Select benches in the first two phases of mining used a cutoff grade of 0.60 grams gold per tonne.

The PFS was completed using the three-year trailing average gold price of $950 per ounce (as of August 2010) and a foreign exchange rate of $0.85 = AUD$1.00 and incorporates mid-2010 costs. The following table summarizes the economic results with a comparison to the sensitivity at a gold price of $1,200 per ounce and a foreign exchange rate of $0.90 = AUD$1.00.

Summary of Economic Results

	$950 per gold ounce & $0.85/AUD$1.00	$1,200 per gold ounce & $0.90/AUD$1.00
Average Cash Operating Cost ($ per gold ounce produced)	$476	$493
Average Total Cash Production Costs ($ per gold ounce produced)	$487	$507
Pre-Production Capital Cost:	$441,258,000	$459,820,000
Sustaining Capital Cost:	$32,981,000	$32,981,000
Internal Rate of Return	14.9% before tax 9.8% after tax	25.4% before tax 16.2% after tax
Cumulative Cash Flow (pre-tax)	$472,615,000	$848,724,000
Net Present Value at 5% discount (pre-tax)	$210,144,000	$487,156,000

Mineral Resources and Reserves Estimates for the October 2010 PFS

The October 2010 PFS is based on our updated gold mineral resource estimate for the Batman deposit as of June 11, 2009, which assumed a cutoff grade of 0.40 grams gold per tonne. Please see Preliminary Economic Assessment and Updated Estimate of Gold Mineralization above. In summary, based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit net of mineral reserves, above a cut-off grade of 0.40 grams gold per tonne, is estimated at 130,889,000 tonnes grading 0.73 grams gold per tonne.

Also in summary, under CIM Definition Standards, net of mineral reserves and at the same cut-off grade of 0.40 grams gold per tonne, measured mineral resources are estimated at 28,461,000 tonnes grading 0.75 grams gold per tonne, indicated mineral resources are estimated at 102,428,000 tonnes grading 0.73 grams gold per tonne and inferred mineral resources are estimated at 94,008,000 tonnes grading 0.74 grams gold per tonne. Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

MDA used the June 2009 resource model to develop an open-pit mine design including intermediate pits, plans and production schedules.

The mineral reserve estimates were prepared and reported by MDA, under the supervision of Mr. Dyer, and using the June 2009 resource model at a gold price of $950 per ounce and cut-off grade of 0.55 grams gold per tonne. Elevated cutoff grades were used to constrain the total estimated mineral reserve tonnes to the remaining tailings capacity while maximizing return.  In most areas, a cutoff grade of 0.55 grams gold per tonne was used; however, select benches in the first two phases of mining used a cutoff grade of 0.60 grams gold per tonne. As mentioned previously, the PFS was evaluated using the three-year trailing average gold price of $950 per ounce (as of August 2010), and therefore, the qualified person believes the reserve estimate is the same under both SEC Industry Guide 7 and CIM Definition Standards. The reserve estimates are shown in the following table.

Reserves Estimated at Mt. Todd, October 2010 PFS

Reserve Classification	Tonnes	Average Gold Grade (grams gold per tonne)
Proven(1)	24,458,000	1.09
Probable(1)	35,519,000	1.02
Proven & Probable(1)	60,049,000	1.05

(1)	Mineral reserves are reported separately from mineral resources.

Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Capital and Operating Cost Estimate, October 2010 PFS

Estimated life-of-mine average total cash production costs are projected to be $487 per ounce, with the highest costs occurring in the first five years of the project.  The latter half of the project life benefits from decreases in the required stripping.  Pre-production capital costs, including contingency, owner's costs and working capital, are estimated to be $441 million and sustaining capital over the life of the mine is estimated to be $33 million.  Post-operation reclamation costs are not included in the total capital costs, but are included in the cash flow analyses and return on investment calculations.

Mining, October 2010 PFS

We plan to extract ore from the mine using conventional open-pit mining equipment and techniques. A waste mining fleet consisting of 180-tonne trucks and 211 cubic meter shovels has been selected to complement the 140-tonne truck and loader ore-mining fleet.  We would be the owner and operator of the mining fleets and we expect to enter into maintenance and repair contracts for the major mining equipment. Ore will be mined in three pit development phases over a period of 8.86 years.  Waste rock will be placed in a single waste dump and concurrent reclamation is planned for the lower benches of the dump.

Processing, October 2010 PFS

Following an extensive review of the plant performance data from previous operators, it was clear to us that there were a number of key reasons why these operations were unsuccessful. As a result, we undertook mineralogical and metallurgical studies to fully understand the type of ore that would be treated over the life of the proposed mine. This was followed by laboratory test programs that evaluated the metallurgical process, proposed equipment and the expected performance and cost parameters. We believe the principal reasons that led to the previous operational failure were:

•
Ore hardness - the plant built by the previous operator was poorly designed to handle the hard ore and failed to produce a satisfactory product or achieve design capacity. We tested and determined the expected ore hardness and then evaluated various combinations of equipment. The best combination of equipment involved primary and secondary crushing, tertiary crushing employing  high pressure grinding rolls (“HPGR”) followed by a large ball mill. The use of HPGR is expected to result in a product which significantly improves the efficiency of the grinding circuit. For the base case, the circuit is very simple with a large primary gyratory crusher, a secondary cone crusher, a single HPGR unit and a single ball mill. HPGR technology is currently being successfully used by Newmont Mining Corporation, at Australia’s largest gold mine, the 20 million ounce Boddington mine in Western Australia. The circuit has been designed to reflect the results of leach tests which indicate that the optimum grind size should be 80% passing 100 mesh, coarser than used in previous operations.

•
Metallurgy - A number of metallurgical problems were encountered in the past, mostly related to copper minerals in the ore. Our test program focused first on understanding the form and distribution of the copper minerals in the ore body and then on the best metallurgical approach to deal with the copper. In the mineralogical review it became apparent that the form of the copper minerals changes with depth. In the upper part of the ore body, mostly mined out by previous operators, the copper existed mainly as secondary copper minerals such as chalcocite, bornite and covellite; these minerals are very soluble in cyanide which greatly increased the expense of leaching. The remaining ore contains mainly primary copper minerals like chalcopyrite which generally has a very minor effect on leaching and cyanide consumption. The tests we undertook on representative samples of the ore to be mined showed that whole-ore leaching combined with a carbon-in-pulp recovery circuit yields acceptable recoveries of 82%.

The proposed plant would have a design capacity of 18,500 tonnes per day and was designed to be simple, efficient and easy to maintain. The proposed flowsheet indicates that following grinding, the slurried ore will be sized by cyclones, thickened, pre-aerated, and then leached in tanks prior to recovery in a hybrid carbon-in-pulp circuit.  Gold will be stripped from the carbon and precipitated in an electrowinning cell prior to refining into doré bars.  The tailings will be detoxified using the SO2/Air process and deposited in the existing tailings impoundment facility.

Further contributing to lower costs, the proposed project will self-generate power using low-cost natural gas which can be supplied to the site via the existing natural gas pipeline.  The project also includes plans to produce lime from near-by limestone deposits, thereby significantly reducing the supply cost for this reagent.

Infrastructure, October 2010 PFS

As a previously operated project, the Mt. Todd gold project site has existing infrastructure which includes a fresh water storage reservoir with sufficient capacity to sustain the proposed operation, paved access roads, concrete foundations for some of the crushing circuit, a natural gas pipeline and an electrical power line.  Power will be generated on site using a gas-turbine generator which is included in the project capital. The power plant is designed to have excess capacity to meet higher loads during large equipment starting up.  Excess power during operations will be sold into the grid further reducing expected costs.  During the nine-year post-closure period, we intend to continue operating the natural gas turbine power generating plant.  Revenues derived from selling power to the grid during this period are expected to fund all of the reclamation activities.

Environmental, October 2010 PFS

The PFS includes engineering designs for the closure of the mine site following cessation of production. The closure plan was designed to meet all requirements for long-term reclamation of the site and cost estimates include provisions for monitoring required under applicable law.

Economic Analysis, October 2010 PFS

As mentioned previously, the PFS economic analysis was completed using the three-year trailing average gold price of $950 per ounce (as of August 2010) and foreign exchange rate of $0.85 = $AUD1.00.  We have also completed sensitivity analyses calculated at gold prices of $1,000, $1,100, $1,200 and $1,500 per ounce.  The $1,200 and $1,500 sensitivity analyses incorporate the foreign exchange rate current in August 2010 of $0.90 = A$1.00.  Estimated before and after tax economic results, showing the IRR and NPV5%, cumulative cash flow and sensitivity to changes in gold price are shown in the following tables.

Before–Tax Economic Results

Gold Price Scenario	Before Tax IRR	Before Tax NPV5%	Before Tax Cumulative Cash Flow
$950 Gold Price	14.9%	$210,144,000	$472,615,000
$1000 Gold Price	17.5%	$272,260,000	$554,865,000
$1,100 Gold Price	22.6%	$396,494,000	$719,366,000
$1,200 Gold Price	25.4%	$487,156,000	$848,724,000
$1,500 Gold Price	39.3%	$859,856,000	$1,342,227,000

After-Tax Economic Results

Gold Price Scenario	After Tax IRR	After Tax NPV5%	After Tax Cumulative Cash Flow
$950 Gold Price	9.8%	$71,127,000	$252,490,000
$,1,000 Gold Price	11.4%	$100,497,000	$207,598,000
$1,100 Gold Price	14.5%	$158,192,000	$359,190,000
$1,200 Gold Price	16.2%	$198,827,000	$418,218,000
$1,500 Gold Price	23.9%	$359,612,000	$624,317,000

New Preliminary Feasibility Study, January 2011

On January 4, 2011, we announced the positive results of a new PFS for the Batman deposit. The new PFS was managed by Tetra Tech, and expands upon the PFS previously completed by Tetra Tech and announced on August 18, 2010.  Tetra Tech undertook the resource modeling and estimation, geotechnical, environmental and site reclamation engineering and design in the new PFS. Mr. John Rozelle, PG, Manager of Tetra Tech’s Mineral Resource Division and Principal Geologist, an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of Tetra Tech. Mr. Thomas Dyer, P.E., of MDA of Reno, Nevada, an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of MDA.  Mr. Rozelle and Mr. Dyer prepared or supervised the preparation of the information that forms the basis for the scientific and technical information disclosed herein. The technical report summarizing the results of the PFS and updated mineral resource estimate entitled “10.65 MTPY Preliminary Feasibility Study, NI 43-101 Technical Report, Mt Todd Gold Project, Northern Territory, Australia” dated January 28, 2011 is available on SEDAR at www.sedar.com.

The new PFS evaluates the viability of a 30,000 tonne per day processing facility and the optimized extraction of the identified mineral resource. The previous PFS was constrained to treating mineralized material, the volume of  which would be accommodated in the existing tailings disposal facility (60,000,000 tonnes), and the operating rate was 18,500 tonnes per day of ore compared to the higher, and more economical rate of 30,000 tonnes per day considered in the new PFS. A new tailings disposal facility would be constructed to accommodate the excess tails from the increased ore reserves.

Highlights of the new PFS include increased proven and probable mineral reserves, higher annual gold production, longer project life and improved economics at current and long-term estimated gold prices.

The new PFS was evaluated using a gold price of $1,000 per ounce, which, as year-end 2010, is less than the three-year trailing average of $1,022 per ounce. Therefore, the qualified person believes the reserve estimate is the same under both SEC Industry Guide 7 and CIM Definition Standards. Mineral reserve estimates and production highlights are tabulated below.

Production Highlights, January 2011 PFS
Reserves and Production Estimates at $1,000 per ounce gold
Proven and Probable Mineral Reserves (at a 0.40 grams gold per tonne cut-off)(1)	149.9 million tonnes at 0.85 grams gold per tonne
Life of Mine Production	3,372,000 ounces
Average Annual Production	239,500 gold ounces per year
Mining Rate	29.5 million tonnes per year
Mill Throughput Rate	30,000 tonnes per day
Stripping Ratio (waste:ore)	1.8
Mine Life	14 years

(1) Cautionary Note to U.S. Investors: Proven and Probable Mineral Reserves as described in this table are based on Canadian definitions under NI 43-101. These Reserves are based on a pre-feasibility study.  Reserves for SEC Industry Guide 7 purposes require definitive or “final” feasibility study. See the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above

By utilizing the remaining capacity in the project’s existing tailings storage facility and deferring the capital for additional tailings storage capacity until later in the project’s life, we have been able to increase the size of the proposed process facility to a more economic level of 30,000 tonnes per day and increase the projected annual production to 250,000 ounces per year over the first five years of the project.  Based on these positive results, we have now commenced a feasibility study for the Mt. Todd gold project that we expect to complete in the latter part of 2011. As part of the feasibility study program, we will undertake studies to further optimize the proposed operation, evaluate opportunities to reduce estimated capital costs and enhance project returns.

The new PFS was completed using a foreign exchange rate of $0.85 = AUD$1.00 and incorporates mid-2010 costs.  The following table summarizes the economic results at a gold price of $1,000 per ounce with a comparison to economic results at a gold price of $1,350 per ounce and a foreign exchange rate of $1.00 = AUD$1.00.

Summary of Economic Results

	$1,000 per gold ounce & $0.85/AUD$1.00	$1,350 per gold ounce & $1.00/AUD$1.00
Average Cash Operating Cost ($ per gold ounce produced)	$520	$587
Average Total Cash Production Costs ($ per gold ounce produced)	$530	$600
Pre-Production Capital Cost:	$589,583,000	$675,957,000
Sustaining Capital Cost:	$260,522,000	$261,183,000
Internal Rate of Return	13.9% before tax 10.7% after tax	23.2% before tax 16.6% after tax
Cumulative Cash Flow (pre-tax)	$964,514,000	$1,860,112,000
Net Present Value at 5% discount (pre-tax)	$385,336,000	$944,470,000

Mineral Resources and Reserves Estimates, January 2011 PFS

The new PFS is based on our gold mineral resource estimate for the Batman deposit as of June 11, 2009, which assumed a cutoff grade of 0.40 grams of gold per tonne. The resource estimate is detailed in the report “Mt. Todd Gold Project - Updated Preliminary Economic Assessment Report - Northern Territory, Australia” dated June 11, 2009, and is available on SEDAR at www.sedar.com.  Please see Preliminary Economic Assessment and Updated Estimate of Gold Mineralization above. In summary, based on the report, under SEC Industry Guide 7 guidelines and net of mineral reserves, mineralized material for the Batman deposit, above a cut-off grade of 0.40 grams gold per tonne, is estimated at 41,064,000 tonnes grading 0.77 grams gold per tonne.

Also in summary, under CIM Definition Standards, at the same cut-off grade of 0.40 grams gold per tonne and net of mineral reserves, measured mineral resources are estimated at 3,958,000 tonnes grading 0..88 grams gold per tonne, indicated mineral resources are estimated at 37,106,000 tonnes grading 0.76 grams gold per tonne and inferred mineral resources are estimated at 94,008,000 tonnes grading 0.74 grams gold per tonne. Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

MDA used the June 2009 resource model to develop an open pit mine design, including intermediate pits, plans and production schedules.

The mineral reserve estimates shown in the following table were prepared and reported by MDA, under the supervision of Mr. Dyer, using the June 2009 resource model at a cut-off grade of 0.40 grams of gold per tonne with a three-year trailing gold price of $1,000 per ounce of gold, which as of year-end 2010, is less than the three-year trailing average of $1,022 per ounce. Therefore, the qualified person believes the reserve estimate is the same under both SEC Industry Guide 7 and CIM Definition Standards.

Batman Deposit Reserves Estimated at Mt. Todd, January 2011 PFS

Reserve Classification	Tonnes	Average Gold Grade (grams gold per tonne)
Proven(1)	48,961,000	0.91
Probable(1)	100,914,000	0.83
Proven & Probable(1)	149,875,000	0.85

(1)	Mineral reserves are reported separately from mineral resources.

Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Capital and Operating Cost Estimate, January 2011 PFS

Estimated life-of-mine average cash production costs are projected to be $520 per gold ounce and include the cost of concurrent reclamation.  The latter half of the project life benefits from decreases in the required stripping.  Pre-production capital costs including contingency, owner’s costs and working capital are estimated to be $589.6 million and sustaining capital over the life of the mine is estimated to be $260.5 million, including $150.4 million for additional tailings storage capacity to be spent starting in year five.

Mining, January 2011 PFS

The mining fleet would be the same as envisioned in the October 2010 PFS (see Preliminary Feasibility Study and Updated Estimate of Gold Mineralization, October 2011), but the ore will be mined in four pit development phases over a period of 14 years.  Waste rock will either be placed in a single waste dump or used for tailings embankment construction.  Concurrent reclamation is planned for the lower benches of the waste dump.

Processing, January 2011 PFS

Processing incorporated in the January 2011 PFS would be the same as in the October 2010 PFS (see Preliminary Feasibility Study and Updated Estimate of Gold Mineralization, October 2010) but at an increased rate of 30,000 tonnes per day of ore.

Infrastructure, January 2011 PFS

Infrastructure is the same as reported in the October 2011 PFS (see Preliminary Feasibility Study and Updated Estimate of Gold Mineralization, October 2010).

Environmental, January 2011 PFS

The PFS includes engineering designs for the closure of the mine site following cessation of production.  Where practical, concurrent reclamation activities would be undertaken to reduce the time and expense involved in the closure of the site.  The closure plan was designed to meet all requirements for long-term reclamation of the site and cost estimates include provisions for monitoring required under applicable law.

Economic Analysis, January 2011 PFS

The economic analysis was completed using the three-year trailing average gold price of $1,000 per ounce and  a foreign exchange rate of $0.85 = $AUD1.00.  We also completed sensitivity analyses at gold prices of $1,200, $1,350 and $1,500 per ounce. The $1,200, $1,350 and $1,500 sensitivity analyses incorporate the current foreign exchange rate of $1.00 = AUD$1.00.  Estimated before and after tax economic results, showing the IRR and NPV5%, cumulative cash flow and sensitivity to changes in gold price are shown in the following tables.

Before–Tax Economic Results

Gold Price Scenario	Before Tax IRR	Before Tax NPV5%	Before Tax Cumulative Cash Flow
$1,000 Gold Price	13.9%	$ 385,336,000	$ 964,514,000
$1,200 Gold Price	17.1%	$ 610,603,000	$ 1,359,383,000
$1,350 Gold Price	23.2%	$ 944,470,000	$ 1,860,112,000
$1,500 Gold Price	29.1%	$ 1,278,336,000	$ 2,360,841,000

After-Tax Economic Results

Gold Price Scenario	After Tax IRR	After Tax NPV5%	After Tax Cumulative Cash Flow
$1000 Gold Price	10.7%	$ 184,312,000	$ 584,562,000
$1200 Gold Price	12.4%	$ 284,528,000	$ 777,849,000
$1350 Gold Price	16.6%	$ 475,309,000	$ 1,059,338,000
$1500 Gold Price	20.6%	$ 664,986,000	$ 1,339,945,000

Mineral Resource Estimate for the Quigleys Deposit at the Mt. Todd Gold Project

On September 8, 2010, we announced that Tetra Tech, had reviewed the geology and calculated a mineral resource estimate in accordance with CIM Standards. The mineral resource estimate was conducted under the direction of Mr. John Rozelle, an independent Qualified Person as defined by NI 43-101 using standard industry software and resource estimation methodology. The Quigleys deposit is located 3.5 km northeast of the Batman deposit at our Mt. Todd gold project. The resource estimate is included in our preliminary feasibility report on the Batman deposit entitled “Mt Todd Gold Project Prefeasibility Study, Northern Territory, Australia” dated October 1, 2010, and is available on SEDAR at www.sedar.com.

Mineralization at the Quigleys deposit is interpreted to occur within a series of mineralized shears that strike north northwest and dip 30° - 35° to the west. The main shear extends for nearly one kilometer along the strike and has been drilled to a vertical depth of 230 meters.  The mineral resource estimate has been defined by 632 drill holes drilled by Pegasus Gold Australia Pty Ltd. (“Pegasus”) and Billiton Australia Gold Pty Ltd. in the late 1980s through the mid-1990s.  Tetra Tech reviewed the integrity of the drill hole database and developed a computer model to estimate and classify the estimated mineral resources. The model reflected Tetra Tech’s geological interpretation of the deposit, which constrained the mineralization to the shear zones using geological information and assays from 49,178 samples obtained from the drilling. Lower grade, erratic mineralization in the hanging wall of the shears has not been included in the mineral resource estimate.

Sampling and assaying was done under the supervision of prior operators in conjunction with evaluation of the Batman deposit and are discussed in the PFS and the PEA, as part of the overall project sampling and assaying methodology. Please see the quote from Tetra Tech in the section titled Preliminary Economic Assessment and Updated Estimate of Gold Mineralization above.

Based on Tetra Tech’s resource analysis, at a cut-off grade of 0.50 grams of gold per tonne, under SEC Industry Guide 7 guidelines mineralized material for the Quigleys deposit is estimated at 6,076,000 tonnes grading 0.92 grams gold per tonne.

Under CIM Definition Standards, at the same cut-off grade of 0.50 grams gold per tonne, measured mineral resources are estimated at 511,000 tonnes grading 1.04 grams gold per ton, indicated mineral resources are estimated at 5,565,000 tonnes grading 0.91 grams gold per tonne and inferred mineral resources are estimated at 9,416,000 tonnes grading

0.95 grams gold per tonne. Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Exploration Potential

We control a large land package (117,632 hectares) of exploration tenements surrounding the Mt. Todd gold project. In the third quarter of 2009, during a review of Pegasus’ airborne geophysical survey data, our geologists identified five magnetic targets on our exploration tenements. The targets are referred to as the Mt. Todd Structural Target Sequence (“MSTS”), and are characterized by distinct magnetic highs located within sedimentary rocks that should have a low magnetic signature.  These features are remarkably similar to those at Mt. Todd, which, as a result of the included pyrrhotite, exhibits a strong magnetic high. The MSTS targets were prioritized following review of historic work in the area and site visits.

As we announced on June 29, 2010, four of the new exploration targets are being investigated through additional soil and rock-chip sampling and testing, followed, where appropriate, by drilling.  Initial soil sampling on 100-meter by 100-meter grids was completed on MSTS3 and MSTS4 late in 2009 before the onset of the wet season. In this part of Australia, mining occurs on a year-round basis as appropriate road access is installed, but exploration is difficult to impossible during the wet season (November through April) due to unimproved road conditions in the field. Both targets returned low-level anomalous gold values. MSTS4 shows a magnetic high within low-signature silts and greywackes; however, there are no historic soil or rock-chip sampling results on MSTS4 and no evidence of any mining.

At MSTS4, rock chip sampling, in an area with limited exposure, returned a 25.0 grams gold per tonne sample from a small outcrop of fault breccia.  Further sampling returned 23.0 grams gold per tonne and 7.7 grams gold per tonne assays in vein and breccias located 15 meters and 50 meters, respectively, north of the original sample.  Due to the sparse outcrop, the orientation and thickness of the mineralized zone is not currently known. A soil sampling program over the area was completed on a 20-meter grid.  The survey returned a strong coherent gold anomaly approximately 400 meters in diameter with coincident anomalous base metals and arsenic.  Sampling was done by our employees and consultants under the direction of our Vice President of Exploration, Frank Fenne P.G., who is a qualified person under NI 43-101, and shipped to Northern Australian Laboratories in Pine Creek, Northern Territory for sample preparation and assaying. Sampling, sample custody, preparation and assaying were completed in compliance with NI 43-101 standards.

Beginning in August 2010, after receiving approvals for drilling and before the onset of the 2010-2011 wet season, we completed four core holes on MSTS4 (now known as “Golden Eye” because of its appearance resembling two eyes on a surface sample assay map) out of six that were planned. All four Golden Eye drill holes encountered strong sulfide mineralization associated with banded iron formation with interesting concentrations of copper, lead zinc and anomalous gold mineralization, with the best intercept occurring in hole GE10-003 and consisting of 1.1 meters of 7.69 grams gold per tonne including 0.3 meters of 26.7 grams gold per tonne. Drill results were encouraging and provided useful geologic information for next season’s exploration program, and we plan to resume drilling activities as soon as the wet season ends and access can be re-established. Drilling was done by Grid Drilling of Townsville, North Queensland. The core was logged, photographed and sampled by our employees and consultants under the direction of our Vice President of Exploration, Mr. Frank Fenne P.G., who is a qualified person under NI 43-101. Core was sawed in half by our employees and consultants and one half shipped to Northern Australian Laboratories in Pine Creek, Northern Territory for sample preparation and assaying. Check assaying was done by Genalysis of Perth, Australia. Core logging and sample custody, sample preparation and assaying were completed in compliance with NI 43-101 standards.

Yellow Pine Gold Project Letter of Intent

On December 7, 2010, we announced that we entered into a letter of intent (“LOI”) with Midas Gold, Inc. (“Midas”), a privately held company based in Spokane Valley, Washington, for the combination of the respective holdings of Vista Gold and Midas in the Yellow Pine – Stibnite Mining District located in Valley County, Idaho (the “District”).  The LOI is non-binding, except with respect to specified provisions, and the completion of the proposed combination is subject to a number of conditions, including, but not limited to, the execution of definitive agreements, the completion of due diligence satisfactory to Vista Gold and Midas, and the receipt of board and other approvals.

The LOI provides for the contribution by Vista Gold and Midas of their respective mining claims, interests and other assets in the District to a newly formed U.S. corporation (“Newco”).  The LOI provides that immediately following the combination, Newco will be held 35% by Vista Gold’s and 65% by Midas’ shareholders.  Additionally, the LOI provides that Vista Gold will initially have the right to appoint 25% of the directors of Newco and Midas will initially have the right to appoint 75% of the directors.

On February 23, 2011, we announced the execution of a combination agreement between Midas and certain of Vista’s U.S. subsidiaries.  See Section Heading “Subsequent Events,” below.   The combination would, if completed, also extinguish a 5.0% net smelter return royalty on Vista Gold's Yellow Pine gold project, which royalty is currently held by Midas.

Awak Mas Gold Project

On December 28, 2009, we announced that our wholly-owned subsidiary Vista Barbados had signed a joint venture agreement with Pan Asia Resources Corporation (“Pan Asia”) with respect to the development of the Awak Mas gold project.
The joint venture agreement provides Pan Asia, a privately held resource development company, with the opportunity to earn a 60% interest in the Awak Mas project by: (i) expending $3 million on the project within the next 30 months; (ii) completing an environmental impact assessment and feasibility study (in compliance with NI 43-101), each of which is required by the contract of work (“CoW”) granted by the Indonesian Government under which the Awak Mas project is held; and (iii) issuing to Vista Gold two million shares of Pan Asia and the right to purchase up to an additional two million shares of Pan Asia in the event of an initial public offering of Pan Asia shares (on the same terms as offered under such initial public offering).  Under the terms of the joint venture agreement, we will retain our controlling interest in the Awak Mas project until Pan Asia completes the earn-in conditions described above.

We completed the exploration phase of the CoW in January 2008 and entered the feasibility phase in February 2008. The feasibility phase usually lasts one year, but may be negotiated for up to 2 one-year extensions. Following the feasibility phase, with government approvals, there would be a construction phase lasting usually three years. The operating period follows the construction phase, lasting usually 10 to 30 years. In late 2008, we applied for a suspension of the feasibility period for one year. Before this application was ruled upon, we announced our joint venture agreement with Pan Asia, which may have delayed the process.

In April 2010, draft Terms of Reference for an Environmental Impact Study leading to a new Environmental Management Plan (“AMDAL”) were presented to the environmental department in Luwu Regency by Pan Asia’s (operating through our subsidiary, PT Masmindo) AMDAL consultant. Because of a delay due to a question by the Indonesian government about the project boundary lines, which has since been resolved in our favor, we agreed to extend Pan Asia’s time commitments that are in our agreement by that amount of time (approximately nine months). At year end, Pan Asia submitted its Terms of Reference for completion of the Environmental Impact Study to the Provincial Government and is awaiting Provincial Government approval to finalize the AMDAL process during 2011.

Pan Asia commenced its activities at Awak Mas in January 2010 with the hiring of an experienced project manager and during the second quarter, a senior mining engineer to aid its resource assessment work. Pan Asia’s initial focus was on the mineral resource previously defined at the project and some months were spent on re-evaluating the geological database and producing an in-house resource model. During the first quarter 2011, an independent evaluation of its resource model will be undertaken by its independent consultants, Tetra Tech.

Pan Asia reports that it has assembled a team of highly qualified consultants to undertake a preliminary economic assessment or scoping study for the Awak Mas project. The team includes Amec-Minproc Limited for plant and process design, Australian Mine Design & Development Pty Ltd. for mine planning and ore reserve definition, Golder Associates for geotechnical investigations and environmental consulting, Resindo Resources for infrastructure and local costs and Tetra-Tech for mineral resource evaluation.

Initial site visits by Pan Asia’s consulting team was undertaken during the fourth quarter 2010 and further site visits are planned in January 2011. The preliminary economic assessment or scoping study is scheduled to be completed by April 30, 2011.

A program of infill drilling is scheduled to commence during the first quarter 2011. This program is designed to upgrade inferred resources to indicated status so they can be included in the definitive feasibility study that is scheduled to be undertaken in the second half of 2011, and also provide core samples for additional metallurgical testing in Australia to aid the process design work being undertaken by Amec-Minproc.

During 2010 a number of local community initiatives were undertaken, and in 2011, Pan Asia plans to hire a community relations officer as the project proceeds into the definitive feasibility study phase.
Subsequent Events

Mt. Todd Prefeasibility Study

On January 4, 2011, we announced the positive results of a new PFS for the Batman deposit. For a discussion related to the new PFS and the results, please see “Preliminary Feasibility Study and Updated Estimate of Gold Mineralization, January 2011,” above.

Combination Agreement with Midas Gold

On February 23, 2011, Vista Gold and Midas announced that Midas, Midas Gold Corp. (“Midas Gold”) and certain of Vista’s US subsidiaries had executed a combination agreement (the “Combination Agreement”) whereby they will contribute their respective Idaho gold assets to Midas Gold (the "Combination").  If the Plan of Share Exchange, as defined below, is approved by the shareholders of Midas, and all other conditions to the transaction are satisfied or waived, Midas Gold will be owned, on a fully diluted basis, 65% by shareholders Midas and 35% by Vista following the completion of the Combination.

The reorganization of the ownership of the Stibnite-Yellow Pine gold district will be effected pursuant to the Combination Agreement among Midas, Midas Gold, Vista’s wholly-owned subsidiary, Vista Gold U.S. Inc., a Delaware corporation (“Vista US”) and its wholly owned subsidiary, Idaho Gold Resources, LLC, an Idaho limited liability company (“Idaho Gold”), assuming the Plan of Share Exchange is approved by the shareholders of Midas and all of the other conditions to the closing of the Combination are satisfied or waived.  Following the execution of the Combination Agreement, Midas will hold a special meeting of its shareholders (the “Special Meeting”).  The purpose of the Special Meeting is to consider and approve a plan of share exchange (the “Plan of Share Exchange”) between Midas and Midas Gold pursuant to which Midas’ outstanding shares of common stock (the “Midas Shares”) and outstanding options (the “Midas Options”), other than Midas Shares held by dissenting shareholders, will be exchanged for common shares and options of Midas Gold (the “Midas Gold Shares” and “Midas Gold Options”, respectively), with the result that Midas will become a wholly-owned subsidiary of Midas Gold.  Midas Shareholders holding at least 66-2/3% of the issued and outstanding Midas Shares must vote in favor of the Plan of Share Exchange at the Special Meeting and dissenters' appraisal rights shall not be exercised with respect to more than 5% of the outstanding Midas Shares.

The Plan of Share Exchange is part of a broader, integrated transaction undertaken pursuant to the terms of the Combination Agreement, pursuant to which, if the Plan of Share Exchange is approved at the Special Meeting and the other conditions to closing specified in the Combination Agreement are satisfied or waived:

•
Vista US will: (a) organize Idaho Gold Holding Company, as a wholly-owned Idaho corporation (“Idaho Holdco”); (b) contribute its equity interests in Idaho Gold to Idaho Holdco; and (c) at closing, contribute all of the issued and outstanding shares of common stock of Idaho Holdco to Midas Canada as a capital contribution, in exchange for that number of Midas Gold Shares equal to, on a fully diluted basis, thirty-five percent (35%) of the Midas Gold Shares that are issued and outstanding at the time the transactions specified in the Combination Agreement and the Plan of Exchange are completed;

•
The shareholders of Midas, other than any dissenting shareholders, will contribute their Midas Shares to Midas Gold in exchange for that number of Midas Gold Shares equal to, on a fully diluted basis, sixty-five percent (65%) of the Midas Gold Shares that are issued and outstanding at the time the transactions specified in the Combination Agreement and the Plan of Exchange are completed; and

•	The holders of Midas Option will exchange their Midas Options for Midas Gold Options of like tenor.

Additionally, as a condition to closing the Combination, Vista US and each officer, director, and holder of 5% or greater of the Midas Shares (the “Midas Affiliates”) have entered into lock up agreements (the “Lock Up Agreements”) and voting support agreements (the “Voting Agreements”). Pursuant to the Lock Up Agreements, Vista US and each of the Midas Affiliates have agreed that their respective Midas Canada Shares will not be transferable except in specific circumstances and for a specific period of time. Pursuant to the Voting Agreements, Vista US has, amongst other items, agreed, for a specified period of time, to vote in favor of the nominees to the Midas Canada board of directors as designated by the nominating and corporate governance committee, or similar committee, of Midas Canada and the Midas Affiliates have, amongst other items, agreed, for a specified period of time, to vote in favor of the Combination and for the nominee to the Midas Canada board of directors as designated by Vista US.

Listing of Warrants on the TSX

On March 2, 2011, we announced that the 15,308,044 warrants issued on December 15, 2010 in connection with our private placement of Special Warrants, began trading March 1, 2011 on the TSX under the symbol VGZ.WT.U (subsequently changed to VGZ.WT.S on March 14, 2011).

The Warrants are freely tradable in Canada, except to, or for the account or benefit, of any U.S. person (as defined in Regulation S under the United States Securities Act of 1933, as amended (the “Securities Act”).  Neither the Warrants nor the common shares issuable upon exercise of the Warrants (the “Warrant Shares”) have been registered under the Securities Act, or any state securities laws of any state of the United States.   Accordingly, the Warrants and the Warrant Shares may not be offered or sold in the United States or to, or for the account or benefit of, any U.S. person (as defined in Regulation S under the Securities Act) or any person in the United States absent registration under the Securities Act or an applicable exemption from such registration requirements and in accordance with all applicable state securities laws of any state of the United States.  Purchasers of the Warrants or the Warrant Shares may not engage in hedging transactions with regard to the Warrants or the Warrant Shares unless in compliance with the Securities Act.

Repayment of Notes

On March 7, 2011, we announced that we repaid our $23,000 principal amount of Notes (plus accrued interest) which matured on March 4, 2011.

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

Changes in accounting policies during 2010

Recent accounting pronouncements

United States Generally Accepted Accounting Principles (“U.S. GAAP”)

We have, since inception, reported to security regulators in both Canada and the United States, financial statements prepared in accordance with Canadian GAAP with reconciliation to U.S. GAAP.  In 2006, the Canadian Accounting Standards Boards (“AcSB”) published a new strategic plan that outlines the convergence of Canadian GAAP with International Financial Reporting Standards (“IFRS”) over an expected five year transitional period. In February 2008, the AcSB announced that 2011 is the changeover date for publicly-listed companies to use IFRS, replacing Canadian GAAP.  However, due to a change in the Securities and Exchange Commission’s (“SEC”) position in late 2009, and because we are considered to be a domestic filer under SEC rules for reporting purposes, we will be unable to adopt IFRS and instead will be required to report under U.S. GAAP beginning with fiscal year 2011, with our financial statements and selected financial data recast into U.S. GAAP for all periods presented in the financial statements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

We are subject to foreign currency fluctuations because we have exploration operations in North America, Australia and Asia. We do not engage in currency hedging to offset any risk of currency fluctuations as insignificant monetary amounts are held for immaterial land holding costs related to the properties owned.

On March 7, 2008, we announced the closing of a private placement in which we offered and sold $30 million in aggregate principal amount of Notes. The Notes bear interest at a rate of 10% per annum (calculated and payable semi-annually in arrears) and will mature on March 4, 2011. We do not consider our interest rate risk exposure to be significant at this time. See section heading “Item 8. — Financial Statements and Supplementary Data—Note 7 – Brokered Private Placement of Convertible Notes” below.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Supplementary Data

For the required supplementary data, please see the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Quarterly Results and 4th Quarter Review” above.

Management’s Responsibility for Financial Information

To the Shareholders of Vista Gold Corp.

The consolidated financial statements are the responsibility of the Board of Directors and management. The accompanying consolidated financial statements of the Corporation have been prepared by management based on information available through March 16, 2011; these consolidated financial statements are in accordance with Canadian generally accepted accounting principles, and have been reconciled to United States generally accepted accounting principles as presented in Note 20.

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

/s/ Michael B. Richings	/s/ Gregory G. Marlier
Michael B. Richings	Gregory G. Marlier
Executive Chairman and Chief Executive Officer	Chief Financial Officer
March 14, 2011	March 14, 2011

Independent Auditor’s Report

To the Shareholders of Vista Gold Corp.

We have completed integrated audits of Vista Gold Corp.’s December 31, 2010, 2009 and 2008 consolidated financial statements and an audit of the effectiveness of the Company’s internal control over financial reporting as at December 31, 2010. Our opinions, based on our audits, are presented below.

Report on the consolidated financial statements

We have audited the accompanying consolidated financial statements of Vista Gold Corp. which comprise the consolidated balance sheets as at December 31, 2010 and 2009 and the consolidated statements of loss and comprehensive loss, deficit and cash flows, for each of the three years in the period ended December 31, 2010, and the related notes including a summary of significant accounting policies.

Management’s responsibility for the consolidated financial statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with Canadian generally accepted accounting principles and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. Canadian generally accepted auditing standards require that we comply with ethical requirements.

An audit involves performing procedures to obtain audit evidence, on a test basis, about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances. An audit also includes evaluating the appropriateness of accounting principles and policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion on the consolidated financial statements.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Vista Gold Corp. as at December 31, 2010 and 2009 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2010 in accordance with Canadian generally accepted accounting standards.

Report on internal control over financial reporting

We have also audited Vista Gold Corp.’s internal control over financial reporting as at December 31, 2010, based on criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management’s responsibility for internal control over financial reporting

Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting.

Auditor’s responsibility

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

An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances.

We believe that our audit provides a reasonable basis for our audit opinion on the company’s internal control over financial reporting.

Definition of internal control over financial reporting

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

Inherent limitations

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Opinion

In our opinion, Vista Gold Corp. maintained, in all material respects, effective internal control over financial reporting as at December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by COSO.

(Signed) “PricewaterhouseCoopers LLP”

Chartered Accountants
March 14, 2011

Vancouver, British Columbia

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	As at December 31,
(U.S. dollars in thousands, except share data)	2010	2009

Assets:
Cash and cash equivalents	$39,838	$28,408
Marketable securities - Note 4	1,703	1,150
Short-term investments	-	250
Other current assets	1,084	509
Current assets	42,625	30,317

Mineral properties - Note 5	54,195	38,696
Amayapampa disposal consideration - Note 3	4,813	4,813
Plant and equipment - Note 6	18,809	18,747
	77,817	62,256

Total assets	$120,442	$92,573

Liabilities and Shareholders' Equity:
Convertible Notes - Note 7	$22,505	$-
Accounts payable	147	63
Accrued liabilities and other	1,483	863
Current liabilities	24,135	926

Convertible Notes - Note 7	-	24,939
Other long-term liabilities	-	228
Total liabilities	24,135	26,093

Capital stock, no par value: - Note 8
Preferred - unlimited shares authorized; no shares outstanding
Common - unlimited shares authorized; shares outstanding:
2010 - 61,919,752 and 2009 - 44,679,024	274,829	245,964
Warrants - Note 9	10,721	336
Stock-based compensation - Note 10	4,580	4,818
Contributed surplus - Note 11	3,333	1,848
Equity component of convertible notes - Note 7	4,721	5,998
Accumulated other comprehensive income - Note 12	796	575
Deficit	(202,673)	(193,059)
Total shareholders' equity	96,307	66,480

Total liabilities and shareholders' equity	$120,442	$92,573

Commitments and Contingencies – Note 15

Subsequent events – Note 22

Approved by the Board of Directors

/s/ John M. Clark John M. Clark Director	/s/ C. Thomas Ogryzlo C. Thomas Ogryzlo Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	Years ended December 31,			Cumulative during Exploration
(U.S. dollars in thousands, except share data)	2010	2009	2008	Stage

Income:
Gain/(loss) on disposal of marketable securities	$281	$6,829	$(98)	$7,343
Interest income	131	104	509	2,763
Gain/(loss) on currency translation	112	118	(351)	(163)
Total other income	524	7,051	60	9,943

Costs and expenses:
Exploration, property evaluation and holding costs	(2,098)	(1,487)	(1,043)	(6,423)
Corporate administration and investor relations	(4,283)	(4,595)	(5,476)	(28,823)
Depreciation and amortization	(288)	(262)	(170)	(920)
Interest expense	(1,688)	(2,320)	(2,004)	(6,012)
Write-down of marketable securities	-	(123)	(583)	(849)
Gain/(loss) on extinguishment of convertible debt	(1,981)	537	-	(1,444)
Loss on sale of mineral property	-	(131)	(132)	(263)
Other income/(expense)	168	99	(11)	(2,260)
Total costs and expenses	(10,170)	(8,282)	(9,419)	(46,994)
Loss from continuing operations before income taxes	(9,646)	(1,231)	(9,359)	(37,051)
Future income tax benefit/(expense)	32	(711)	(320)	133
Loss from continuing operations after income taxes	(9,614)	(1,942)	(9,679)	(36,918)
Loss from discontinued operations	-	-	(294)	(16,879)

Net loss	$(9,614)	$(1,942)	$(9,973)	$(53,797)

Other comprehensive loss, net of future income tax benefit/(expense):
Unrealized fair-value increase/(decrease) on available-for-sale securities	467	1,778	(1,897)
Realized (gain)/loss on available-for-sale securities	(246)	(5,806)	83
	221	(4,028)	(1,814)
Comprehensive loss	$(9,393)	$(5,970)	$(11,787)

Weighted average number of shares outstanding	47,335,571	37,268,400	34,338,352

Basic and diluted loss per share from continuing operations	$(0.20)	$(0.05)	$(0.28)
Basic and diluted loss per share	$(0.20)	$(0.05)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF DEFICIT

	Years ended December 31,
(U.S. dollars in thousands)	2010	2009	2008

Deficit, beginning of period	$(193,059)	$(191,117)	$(181,144)
Net loss	(9,614)	(1,942)	(9,973)
Deficit, end of period	$(202,673)	$(193,059)	$(191,117)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,			Cumulative during Exploration
(U.S. dollars in thousands)	2010	2009	2008	Stage

Cash flows from operating activities:
Loss from continuing operations after income taxes	$(9,614)	$(1,942)	$(9,679)	$(36,918)

Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	288	262	170	943
Stock-based compensation	349	739	1,526	6,907
(Gain)/loss on disposal of marketable securities	(281)	(6,829)	98	(7,605)
Gain/(loss) on extinguishment of convertible notes	1,981	(537)	-	1,444
Future income tax (benefit)/expense	(32)	711	320	(133)
Accretion of convertible notes	811	1,069	838	2,718
Accrued interest	681	1,251	1,168	3,100
Loss on disposal of mineral property	-	131	132	263
Write-down of PP&E	5	-	-	5
Prepaid transaction costs	-	-	-	1,841
Write-down of marketable securities	-	123	583	849
Other non-cash items	(38)	-	-	(351)
				-
Change in operating assets and liabilities:				-
Interest paid	(2,300)	(2,944)	(2,342)	(7,586)
Other long-term liabilities	(228)	-	-	(228)
Other current assets	(575)	40	(247)	(1,346)
Accounts payable, accrued liabilities and other	282	43	(205)	(556)
Net cash used in operating activities	(8,671)	(7,883)	(7,638)	(36,653)

Cash flows from investing activities:
Acquisition of marketable securities	(294)	(39)	(92)	(1,359)
Proceeds from sale of marketable securities	313	9,055	105	10,457
Additions to mineral properties, net of cost recoveries	(10,923)	(5,210)	(8,503)	(36,523)
Acquisition of mineral property	-	-	(452)	(3,332)
Additions to plant and equipment	(354)	(476)	(17,971)	(19,472)
Proceeds on disposal of mineral property - Note 5	-	188	-	188
Proceeds on disposal of plant and equipment	-	-	-	52
Acquisition of short-term investments	250	(250)	-	-
Cash transferred to Allied Nevada Gold Corp., net of receivable	-	-	-	(24,517)
Net cash provided by/(used in) investing activities	(11,008)	3,268	(26,913)	(74,506)

Cash flows from financing activities:
Net proceeds from equity financings - Note 8	33,299	20,378	-	108,086
Extinguishment of convertible notes	(2,242)	(866)	-	(3,108)
Proceeds from exercise of warrants	-	-	2,941	39,020
Proceeds from exercise of stock options	52	245	139	3,091
Issuance of convertible notes, net of issuance costs	-	-	28,345	28,345
Prepaid transaction costs	-	-	-	(1,841)
Net cash provided by financing activities	31,109	19,757	31,425	173,593

Increase/(decrease) in cash and cash equivalents - continuing operations	11,430	15,142	(3,126)	62,434
Decrease in cash and cash equivalents - discontinued operations (Note 3)	-	-	(294)	(23,270)
Net increase/(decrease) in cash and cash equivalents	11,430	15,142	(3,420)	39,164

Cash and cash equivalents, beginning of period - continuing operations	28,408	13,266	16,686	674

Cash and cash equivalents, end of period	$39,838	$28,408	$13,266	$39,838

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

We are continuing to move our more advanced projects through advanced and pre-feasibility studies in preparation for mine development so that production decisions can be made on those projects

2. Significant accounting policies and United States Generally Accepted Accounting Principles (“U.S. GAAP”)

United States Generally Accepted Accounting Principles (“U.S. GAAP”)

We have, since our inception, reported to security regulators in both Canada and the U.S. using Canadian GAAP financial statements with a reconciliation to U.S. GAAP. However, a change in SEC position in late 2009 required Canadian companies such as Vista Gold that do not qualify as foreign private issuers, to file their financial statements in the U.S. using U.S. GAAP after December 31, 2010. We therefore have adopted U.S. GAAP as of January 1, 2011 for all subsequent U.S. and Canadian filings. Canadian securities regulators have announced that they will continue to accept U.S. GAAP financial statements.

Significant accounting policies

(a)	Generally accepted accounting principles

The consolidated financial statements of Vista Gold and its subsidiaries have been prepared in accordance with accounting principles generally accepted in Canada. For the purposes of these financial statements, these principles conform, in all material respects, with generally accepted accounting principles in the United States, except as described in Note 20.

(b)	Principles of consolidation

The consolidated financial statements include the accounts of Vista Gold and its subsidiaries. All intercompany transactions and balances have been eliminated. Our subsidiaries and percentage ownership in these entities as of December 31, 2010 are:

Ownership
Vista Gold U.S., Inc. and its wholly-owned subsidiaries	100%
Vista California, LLC
Idaho Gold Resources LLC
Granges Inc. (previously called Granges (Canada) Inc.)	100%
Minera Paredones Amarillos Holding Corp. and its wholly-owned subsidiaries	100%
Servicios Administrativos MPA S.A. de C.V.
Servicios Industriales MPA S.A. de C.V.
Desarrollos Zapal S.A. de C.V. (formerly Minera Paredones Amarillos S.A. de C.V.)
Vista Gold (Barbados) Corp. and its wholly-owned subsidiary	100%
Salu Siwa Pty. Ltd and its wholly-owned subsidiary
PT Masmindo Dwi
Vista Minerals (Barbados) Corp. and its wholly-owned subsidiary	100%
Vista Australia Pty Ltd.

On February 11, 2011, we changed the name of the subsidiary Minera Paredones Amarillos Holdings Corp. to Desarrollos Zapal Holdings Corp.  Also, on that same date, we formed a new subsidiary which has been named Vitliq Holdings Corp. which is wholly-owned by Vista Gold.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

(c)	Use of estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include mine closure and reclamation obligations, useful lives for asset depreciation purposes, impairment of mineral properties, the calculation of stock-based compensation, the calculation of the equity component of our Notes and the calculation of the value of warrants issued. Actual results could differ from these estimates.

(d)	Foreign currency translation

All of our foreign subsidiaries are considered to be integrated foreign operations.  The accounts of our integrated foreign operations are translated using the temporal method. Under this method, monetary assets and liabilities are translated at the year-end rate of exchange, non-monetary assets and liabilities are translated at the rates prevailing at the respective transaction dates, and revenue and expenses, except for depreciation, are translated at the average rate of exchange during the year. Translation gains and losses are reflected in the loss for the year.

(e)	Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand balances held with banks, and certificates of deposit all with maturities of three months or less when purchased.

(f)	Allowance for Accounts Receivable

We evaluate the collectability of our accounts receivables based on a combination of factors. In circumstances where we are aware of an entity’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.

(g)	Marketable securities

All available-for-sale securities are measured at fair-value. Gains and losses associated with these available-for-sale securities are separately recorded as unrealized within other comprehensive income until such time the security is disposed of or becomes impaired, at which time any gains or losses will then be realized and reclassified to the statement of loss.  All regular-way purchases of financial assets are accounted for at trade date. Transaction costs on available-for-sale financial assets are treated as part of the investment cost.

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

Management’s estimates of gold prices, recoverable proven and probable reserves, probable outcomes, operating capital and reclamation costs are subject to risks and uncertainties that may affect the recoverability of mineral property costs. Although management has made their best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect management’s estimate of net cash flows expected to be generated and the need for possible asset impairment write-downs.

Although we have taken steps to verify title to mineral properties in which we have an interest, these procedures do not guarantee our title. Such properties may be subject to prior undetected agreements or transfers and title may be affected by such defects.

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

We record compensation expense on the granting of all stock-based compensation awards, including stock options grants, restricted stock units grants and restricted stock awards grants, calculated using the fair-value method. We use the Hull-White Trinomial method of determining the fair value of the stock option on the date of the grant. When an employee or non-employee is granted stock options, the fair value of the immediately vested portion is expensed and included within the stock options balance within equity. As to the options vesting, the fair-value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. When an employee or non-employee exercises stock options, then the fair-value of the options on the date of the grant is transferred to common stock. When options are cancelled, the vested fair-value balance of the stock options is transferred to contributed surplus. When stock options are forfeited prior to becoming fully vested, any expense previously recorded is reversed through income. When options expire, the related fair-value is transferred to contributed surplus.

We use the intrinsic method of determining the fair value of restricted stock units and restricted stock awards on the date of grant.  The fair value is amortized using the straight-line method over the vesting period and expensed on a monthly basis.  On the date of vesting, the fair value of the restricted stock units or restricted stock awards on the date of grant is transferred to common stock.  When restricted stock units or restricted stock awards are forfeited prior to vesting, any expense previously recorded is reversed through income.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

(m)	Warrants

Warrants issued are recorded at fair value.

3. Dispositions

Sale of Colorado Claims

On June 2, 2009, we sold most of our remaining patented mining claims in Colorado for cash proceeds of $188,000.  These claims had a book value of $321,000 and upon disposition we recognized a loss of $131,000.

Disposal of Amayapampa gold project

On April 7, 2008, we announced an agreement to dispose of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay to us, $3,000,000 in three payments of $1,000,000. The first of these payments is due and payable upon the start of Commercial Production (as defined in the purchase and sale agreement) at the Amayapampa gold project followed by $1,000,000 payments on each of the first and second anniversaries of the start of Commercial Production. In addition, Republic has agreed to pay to us a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable, when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable, and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces and no NSR payments are due to us if the gold price is below $500 per ounce. We retain a first right of refusal in the event Republic decides to sell the property and we also retain a right to re-acquire the property if Republic or Vista Gold Antigua have not moved to close a financing under a project financing facility within five years of the sale of Vista Gold Antigua to Republic. Under the terms of the transaction, we agreed to lend $350,000 to Republic for ongoing expenses on the Amayapampa gold project. The loan was completed on April 7, 2008. Interest on the loan accrued and was payable at the rate of 10% per annum, payable monthly. On September 30, 2008, we received $367,276 from Republic, which included the $350,000 principal amount owed and $17,276 in accrued interest.

The fair value of the consideration received on disposal of the Amayapampa gold project has been estimated at $4,813,371 and was reviewed as of December 31, 2010 using probability weighted cash flow scenarios and assumptions including future gold prices, estimated gold production and the timing of commencement of Commercial Production. These inputs in the “income approach” valuation model we used are considered to be level three unobservable inputs as defined by CICA 3862 “Financial Instruments – Disclosures”. These are our own assumptions based on our management’s best estimates and the best information available at the time.

On June 17, 2008, we issued 37,318 Common Shares with a fair value of $131,733 as a finder’s fee in respect of this transaction.

Since the Amayapampa gold project has been disposed of, the losses associated with the project have been classified as discontinued operations on the Consolidated Statement of Loss and Consolidated Statement of Cash Flows. Losses and cash flows from the Amayapampa gold project, included in discontinued operations are as follows:

Year Ended December 31, 2008
Costs and expenses:
Exploration, property evaluation and holding costs	$(294)
Impairment of mineral property	—
Corporate administration, investor relations and other	—
Net loss from discontinued operations	$(294)
Operating activities	$(294)
Financing activities	—
Net decrease in cash and cash equivalents	$(294)

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

4. Marketable securities

	At December 31, 2010			At December 31, 2009
	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value

Esperanza Silver Corp.	10	203	213	10	101	111
Black Isle Resources	50	13	63	12	16	28
Nevgold Resources Corp.	87	205	292	87	69	156
Other	628	507	1,135	365	490	855
	$775	$928	$1,703	$474	$676	$1,150

In April 2009, we sold all of our 1,529,848 shares of Allied for $9,016,088.  These shares had an original cost of $2,194,397 and when sold, resulted in a realized gain of $6,821,691.

During the year ended December 31, 2009, we determined that certain of our securities had become impaired.  The write-down of $123,385, less a tax benefit of $16,864, has been included in our Statement of Consolidated Earnings and Loss.

During the year ended December 31, 2008, we determined that certain of our securities had been impaired. The write-down of $583,458, less a tax benefit of $87,519, has been included in our Consolidated Statement of Loss.

5. Mineral properties

	2009	2010
	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Capitalized interest	Capitalized stock based compensation	Year to date activity	December 31, ending balance

Long Valley, United States (a)	978	-	-	17	-	-	17	995
Yellow Pine, United States (b)	984	-	100	391	-	-	491	1,475
Concordia, Mexico (c)	14,650	-	-	3,985	4,000	97	8,082	22,732
Guadalupe de los Reyes, Mexico (d)	3,275	-	-	4	-	-	4	3,279
Awak Mas, Indonesia(e)	3,975	-	-	2	-	-	2	3,977
Mt. Todd, Australia (f)	14,616	-	-	6,777	-	59	6,836	21,452
Other	218	-	50	17	-	-	67	285
	$38,696	$-	$150	$11,193	$4,000	$156	$15,499	$54,195

(a)	Long Valley

We entered into an option agreement on January 22, 2003, with Standard Industrial Minerals, Inc. (“Standard”), to acquire Standard’s 100% interest in the Long Valley gold project in east central California, for an aggregate purchase price of $750,000 which was paid over a five-year period, with annual payments paid as follows: $100,000 paid on each of January 15, 2003, 2004, and 2005; $200,000 paid on January 23, 2006, and $250,000 paid on January 10, 2007. Accordingly as of January 2007, we acquired 100% of the Long Valley project, which is held through our indirect wholly-owned subsidiary, Vista Gold California, LLC. Royal Gold, Inc. has a 1% net smelter returns royalty on the project.

(b)	Yellow Pine

On November 7, 2003, Idaho Gold Resources LLC (“Idaho Gold”), an indirect, wholly-owned subsidiary of Vista Gold entered into an Option to Purchase Agreement for a nine year option to purchase 100% of the Yellow Pine gold project for $1,000,000. Idaho Gold made an option payment of $100,000 upon execution of the agreement, an option payment of $100,000 on each of the first, second, third, fourth, fifth, sixth and seventh anniversary dates of the agreement. The agreement calls for Idaho Gold to make two more yearly payments of $100,000 on or before the anniversary date of the agreement, for a total option payment price of $1,000,000.  If Idaho Gold exercises its option to purchase the project, all option payments shall be applied as a credit against the purchase price of $1,000,000. Idaho Gold has the right to terminate the agreement at any time without penalty. Eleven of the seventeen claims are subject to an underlying 5% net smelter returns royalty.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

On December 7, 2010, we announced that we entered into a letter of intent ("LOI") with Midas Gold, Inc., a privately held company based in Spokane Valley, Washington ("Midas"), for the combination of the respective holdings of Vista Gold and Midas in the Yellow Pine – Stibnite Mining District located in Valley County, Idaho (the "District").  On February 23, 2011, we announced the execution of a combination agreement.  See Section Heading “Subsequent Events,” below.  The combination would also extinguish a 5.0% net smelter return royalty on Vista’s Yellow Pine gold project, which royalty is currently held by Midas.

(c)	Concordia

On September 7, 2010, we announced that we had changed the name of our wholly-owned Paredones Amarillos gold project to the Concordia gold project.

We acquired 100% of the Concordia gold project in Mexico from Viceroy Resource Corporation on August 29, 2002. The total acquisition cost of this project included cash payments of $786,000 for acquisition and related costs, the issuance of 303,030 equity units with a fair value of $1,212,000 and a cash payment of $320,000 on August 29, 2003.

Certain concessions on the Concordia gold project are subject to a 2% net profits interest retained by a former owner.

On February 19, 2010, we announced that SEMARNAT had dismissed our application for the CUSF. In its dismissal, SEMARNAT had questioned the validity of the TOP issued by the General Direction of Mines in the Secretariat of Economy, which were required as part of the CUSF application. SEMARNAT also identified the need for additional technical studies. We are working to resolve deficiencies identified in SEMARNAT's dismissal of the CUSF application, and have contracted SRK Consulting (U.S.), Inc of Denver, Colorado and several Baja California Sur Academic institutions to review, analyze and validate some of the information submitted as part of the new CUSF application. This will include additional hydrogeologic studies, surface run-off calculations and a review of certain baseline environmental data. The results will be submitted as part of the amended CUSF application. Should we be unable to resolve the permitting issues, there would be significant uncertainty surrounding our ability to recover the carrying value of the Concordia gold project.

(d)	Guadalupe de los Reyes

On August 1, 2003, we executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold project in Sinaloa State, Mexico and a data package associated with the project and general area, for aggregate consideration of $1.400,000 and a 2% net smelter returns royalty. During a due diligence period prior to the signing of the purchase agreement, we made payments to the owner totaling $100,000, and upon exercising its option to complete the purchase, paid an additional $200,000. On August 4, 2004, we issued 138,428 Common Shares valued at $500,000. An additional $500,000 in cash was to be paid in installments of $100,000 on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. Payments of $100,000 were made in each of 2005, 2006, 2007, 2008 and 2009, completing the purchase option. A 2% net smelter returns royalty is held by the previous owner and may be acquired by us at any time for $1,000,000.

On January 24, 2008, we completed the acquisition of interests in various mineral properties adjacent to our Guadalupe de los Reyes project in Mexico. Under the terms of the agreement, we; (a) paid Grandcru Resource Corporation (“Grandcru”) $377,000, net of back taxes ($365,321 after paying back taxes) on the mining concessions, and paid a private investment group known as the San Miguel Group $75,000, for total cash consideration of $452,000; and (b) issued to Grandcru and the San Miguel Group, in aggregate, our Common Shares with a value of $1,000,000 (amounting to 213,503 Common Shares) on closing. In addition, we reached an agreement with Goldcorp Inc. and its Mexican subsidiary, Desarrollos Mineros San Luis, S.A. de C.V. (together, “San Luis”), and with the San Miguel Group to complete the acquisition of their respective interests in the mining concessions at the same time as the closing occurs with Grandcru. We agreed to pay a 2% net smelter returns royalty on all minerals produced payable to the San Miguel Group on the mining concessions known as the San Miguel Concessions. We agreed to pay San Luis a 1% net smelter returns royalty on mining concessions known as the San Luis Concessions and the San Miguel Concessions, and 2% to 3% net smelter returns royalty depending on the gold price on our mining concessions known as the Gaitán Concessions. Certain of the San Luis Concessions are subject to a pre-existing underlying royalty of 3% net smelter returns royalty payable to Sanluis Corporación, S.A. de C.V.

(e)	Awak Mas

On April 21, 2005, we completed our acquisition of the Awak Mas gold project in Sulawesi, Indonesia, pursuant to the exercise of our option to purchase the deposit for a purchase price of $1,500,000. Under the terms of the option agreement, we had a six-month option period in which to conduct due diligence while paying the owners $15,000 per month. The monthly option payments, as well as costs of up to $150,000 expended to correct any deficiencies in asset standing, were to be credited towards the purchase price. On May 12, 2005, we transferred $1,200,000 to an escrow account. These funds were released to the ultimate vendors of the Awak Mas gold project, Weston Investments Pty Ltd (“Weston”) and Organic Resource Technology Limited (“ORT”), upon completion of the final transaction documents. The amount of $1,200,000

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

represented the $1,500,000 million purchase price less: the $150,000 deposit that we previously paid (which included $75,000 in aggregate option payments); and $150,000 we expended to correct deficiencies in asset standing.

On December 28, 2009, we announced that our wholly-owned subsidiary, Vista Gold (Barbados) Corp., signed a Joint Venture Agreement with Pan Asia Resources Corporation (“Pan Asia”) with respect to the development of the Awak Mas gold project in Indonesia.

The Joint Venture Agreement provides Pan Asia, a privately held resource development company, with the opportunity to earn a 60% interest in the Awak Mas project by: (i) expending $3 million on the project within the next 30 months (because of a delay due to a question by the Indonesian government about the project boundary lines, which has since been resolved in our favor, we agreed to extend Pan Asia’s time commitments that are in our agreement by that amount of time by approximately nine months); (ii) completing an environmental impact assessment and feasibility study (in compliance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects), each of which is required by the Contract of Work granted by the Indonesian Government under which the Awak Mas project is held, and (iii) issuing to Vista two million shares of Pan Asia and the right to purchase up to an additional two million shares of Pan Asia in the event of an initial public offering of Pan Asia shares (on the same terms as offered under such initial public offering).  Under the terms of the Joint Venture Agreement, we will retain its controlling interest in the Awak Mas gold project until Pan Asia completes the earn-in conditions described above.

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

As part of the agreements, we agreed to pay Pegasus, AU$1,000,000 ($739,600) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory’s costs of management and operation of the Mt. Todd site up to a maximum of approximately AU$375,000 (approximately $277,500) during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years. Additionally, we issued Common Shares with a value of CDN$1,000,000 (amounting to 177,053 Common Shares) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production. Other agreement terms provide that we will undertake a technical and economic review of the mine and possibly form one or more joint ventures with the JAAC. In June 2006, the transactions contemplated under the agreements were completed and effective, with funds held in escrow released to the ultimate vendors and the Common Shares issued to the JAAC.  On November 30, 2010, we, and the Northern Territory government, announced that the agreement has been renewed for an additional five-year period to 2015.

6. Property, plant and equipment

	December 31, 2010			December 31, 2009
	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net

Concordia, Mexico	18,185	63	18,122	18,173	35	18,138
Awak Mas, Indonesia	119	91	28	118	89	29
Mt. Todd, Australia	1,110	494	616	833	321	512
Corporate, United States	355	312	43	311	243	68
	$19,769	$960	$18,809	$19,435	$688	$18,747

On January 7, 2008, we entered into an agreement with A.M. King Industries, Inc. (“A.M. King”) and Del Norte Company Ltd., a wholly-owned subsidiary of A.M. King, to purchase gold processing equipment to be used at our Concordia gold project. The aggregate purchase price was approximately $16,000,000. The purchase price includes the cost of relocating the equipment to Edmonton, Alberta, Canada. We are responsible for the reconditioning and transportation of the equipment from Edmonton to the Concordia gold project. The equipment includes a 10,000 tonne per day semi-autogenous grinding mill, two ball mills, gyratory crusher and a shorthead cone crusher, along with other related components, spare parts and other process plant equipment. On April 17, 2008, we announced that we had finalized the purchase of the gold

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

processing equipment, with the conclusion on that date of the transportation of the major equipment items to our lay-down yard in Edmonton.  Currently, the equipment is being stored in Edmonton and Calgary, Canada.

On December 10, 2008, we completed a transaction to purchase the land needed for a desalination plant for the Concordia gold project. The purchase price of the land was 5,648,740 pesos, which was equivalent to $422,878 on the purchase date and was paid in full in cash on the purchase date. On December 23, 2008, we entered into an agreement to purchase approximately 1,236 acres of land for the mill site and other infrastructure. The purchase price of the land was 6,000,000 pesos, which was equivalent to $456,274 on the purchase date. We paid $228,136, which was half of the total purchase price, on the date of purchase and we paid the remaining $228,136 on October 18, 2010.

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

Pursuant to the terms of the Notes, on March 4, 2009, the conversion price of the Notes was automatically adjusted from $6.00 per Common Share to $4.80 per Common Share.  As of December 31, 2010, our Common Share price was below the $4.80 conversion price.

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

The Notes have been accounted for in accordance with Emerging Issues Committee Abstract No. (“EIC”) 164, “Convertible and other Debt Instruments with Embedded Derivatives”. Under EIC 164, the fair value of the conversion feature is recorded as equity. The issuance date fair value of the conversion feature was estimated to be $6,755,000 and was classified as the equity component of convertible notes with the residual balance of $23,245,000 being recorded as the fair value of our obligation to make principal and interest payments and has been classified as long-term debt.  The total fees of $1,988,444 related to the issuance of the Notes were allocated pro-rata between debt issuance costs of $1,531,102 and equity issuance costs of $457,342.

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

Pursuant to the Agreement, we agreed to repurchase Notes in the principal amount of $5,667,000 (carrying value of $5,155,989) and to settle interest payable through maturity on the Notes of $690,572.  We agreed to pay Whitebox $2,232,798 in cash and to issue 1,902,684 Common Shares to Whitebox as consideration for the Notes and interest payable of $6,357,572, in aggregate.   We allocated the consideration paid on the repurchase of the Notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction as is required under EIC 96.  A loss of $1,981,103 was recorded in our Consolidated Statement of Loss as a result of the Notes repurchase.  As a result of the completion of the Agreement, 4.791,667 Common Shares are issuable upon conversion of the remaining Notes.

We capitalize interest and accretion based on expenditures on qualifying assets.  As of December 31, 2010, we had qualifying expenditures of approximately $17,476,582 related to the equipment purchase and drilling expenditures for the Concordia gold project.  As of December 31, 2009, we had utilized all the cash received for the Concordia gold project.  A reconciliation of the carrying value of the long-term liability portion of the Notes is as follows:

Principal amount of the Notes	$30,000
Issuance costs allocated to long-term liabilities	(1,531)
Conversion feature allocated to equity before issuance costs	(6,755)
Carrying value of the Notes upon issuance	21,714
Repurchase of $1.3 million of convertible notes	(1,103)
Repurchase of $5.7 million of convertible notes	(5,156)
Accretion expense	7,050
Carrying value of the Notes at December 31, 2010	$22,505

On March 4, 2011, the Notes reached maturity.  See Section Heading “Subsequent Events,” below.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

8. Capital stock

Common Shares issued and outstanding

	Number of shares issued	Capital stock
As of December 31, 2007	33,257,906	$220,772

Warrants exercised from February 2006 private placement (c)	928,390	2,941
Shares issued for acquisition of gold properties (a)	213,503	1,000
Shares issued for services (b)	37,318	132
Exercise of stock options, cash - Note 9	38,712	139
Exercise of stock options, fair value - Note 9	-	114

Issued during 2008	1,217,923	4,326

As of December 31, 2008	34,475,829	$225,098

Public offering (d)	8,800,000	17,639
Over-allotment (d)	1,320,000	2,739
Exercise of stock options, cash - Note 9	83,195	245
Exercise of stock options, fair value - Note 9	-	243

Issued during 2009	10,203,195	20,866

As of December 31, 2009	44,679,024	$245,964

Early extinguishment of convertible notes - Note 7	1,581,488	5,491
Interest payment on extinguished convertible notes - Note 7	321,196	604
Private placement October 2010, net (e)	15,308,044	22,689
Exercise of stock options, cash - Note 9	30,000	52
Exercise of stock options, fair value - Note 9	-	29

Issued during 2010	17,240,728	28,865

As of December 31, 2010	61,919,752	$274,829

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

(a)	Common Shares issued for acquisition of gold properties, net

On January 24, 2008, we issued 213,503 Common Shares with a value of $1,000,000 to Grandcru Resources Corporation and a private investor group known as the San Miguel Group, as partial consideration for our acquisition of Grandcru’s interest in two gold/silver mineral properties adjacent to our Guadalupe de los Reyes property (note 5(d)).

(b)	Common Shares issued for services, net

In compensation for the advisory services provided by Prime Corporate Finance (“PCF”) in connection with the disposal of the Amayapampa project, we agreed to pay PCF a success fee of 5% of the face value of any completed transaction. On April 8, 2008, PCF and Vista Gold agreed that the success fee would be payable in our Common Shares. Based on the market price of our Common Shares at the close of business on April 7, 2008 of Cdn. $4.47 per Common Share, 37,318  Common Shares were issuable to PCF. Completion of the issuance of the 37,318 Common Shares occurred on June 17, 2008, at which time the Common Shares had a fair value of $131,733.

(c)	Warrants exercised from February 2006 private placement

On February 2, 2006, we completed a non-brokered private placement financing in which we sold and issued a total of 649,684 units (the “Units”), at a price of $5.05 per Unit for aggregate gross proceeds of $3,280,904. We received net cash proceeds after costs of $66,112 for subsequent registration for resale under the Securities Act of the Common Shares issued in the private placement and the Common Shares issuable upon exercise of the warrants, and legal expenses of $30,719, were $3,184,073. Each Unit consisted of one Common Share and one Common Share purchase warrant entitling the holder to acquire an additional Common Share of Vista Gold at an exercise price of $6.00 for a period of two years from the date of issue. Upon completion of the Arrangement Agreement, the number of shares to be issued in connection with the outstanding warrants was adjusted so that each warrant entitled the holder thereof upon exercise to receive 1.894 Common Shares per warrant (see Note 9).

During the year ended December 31, 2008, 928,390 Common Shares were issued upon exercise of the February 2006 private placement warrants for gross proceeds of $2,941,000.

(d)	Public Offering and Over Allotment, September 2009

On September 21, 2009, we completed a public offering of Common Shares pursuant to a shelf registration statement previously filed with the United States Securities and Exchange Commission (the “SEC”) and a shelf prospectus previously filed with certain Canadian securities regulatory authorities. We offered and sold 8,800,000 Common Shares to Dahlman Rose & Company and Wellington West Capital Markets, as underwriters, at a price of $2.25 per Common Share.  We granted the underwriters a 30-day option to purchase up to 1,320,000 additional Common Shares to cover over-allotments, if any.  We received proceeds from the public offering, net of commissions, fees and expenses, of  $17,630,313.

On September 25, 2009, we completed the closing of the sale of 1,320,000 Common Shares, pursuant to the underwriters' exercise of the over-allotment option.  Consistent with the public offering of Common Shares that closed on September 21, 2009, the 1,320,000 Common Shares were sold to Dahlman Rose & Company and Wellington West Capital Markets, as underwriters, at the public offering price of $2.25 per Common Share.  The over-allotment was made pursuant to our shelf registration statement filed with the SEC and a shelf prospectus filed with certain Canadian securities regulatory authorities.  With the sale of the additional 1,320,000 Common Shares to the underwriters, 10,120,000 Common Shares in total were sold in connection with the offering.  We received proceeds from the over-allotment, net of commissions, of $2,738,753.

(e)	Private Placement October 2010

On October 22, 2010 we closed our private placement of Special Warrants.  We issued an aggregate of 14,666,739 Special Warrants at $2.30 per Special Warrant, for gross proceeds of $33,733,500.  The proceeds from the financing were placed into an escrow account with a Canadian financial institution and upon receipt of Shareholders’ Approval (as defined below), the proceeds were released to us.

Upon receipt of our shareholders’ approval of the private placement (“Shareholders’ Approval”) on December 15, 2010,

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

the Special Warrants were automatically exercised, for no additional consideration, for one Common Share of Vista and one Common Share purchase warrant (a “Warrant”.)  Each Warrant is exercisable over a five-year period from the closing of the private placement, to purchase one Common Share (a “Warrant Share”) at a purchase price of $3.50 during the first year, $4.00 during the second year, $4.50 during the third year and $5.00 thereafter until the expiry of the Warrant. If the closing price of the Common Shares on the NYSE Amex Equities Stock Exchange is at least 35% above the current Exercise Price of the Warrants for a period of 15 consecutive trading days, then we will have the option to request that the Warrants be exercised. If the Warrants are not exercised within 25 business days following this request, they will be cancelled.

Cash proceeds to Vista from the private placement, net of cash expenses of $659,229, were $33,074,271 and were allocated to the Common Shares and warrants, pro rata, using the market value of the shares and the fair value of the warrants (see Note 9).  As a result, Common Shares increased by $23,116,992.  We agreed to pay fees in respect of subscriptions from investors introduced to us by a finder in the United States and an agent and finder in Canada.  The fees were payable in that number of Special Warrants equal to 5% of the number of Special Warrants purchased by investors introduced by that finder or agent.  In addition, the finders and the agents were issued the number of compensation warrants equal to 5% of the Special Warrants sold to purchasers introduced by that finder or agent pursuant to the private placement with each compensation warrant being exercisable for two years from the closing of the private placement, to acquire one Common Share at a price of $2.30 per Common Share.  As a result, Vista issued 641,305 Special Warrants and 630,436 compensation warrants to the agents and finders.  Vista recognized non-cash expense related to these Special Warrants and compensation warrants of $1,475,002 and $611,726, respectively, which was allocated pro rata between the Common Share and warrant components of the units.  Upon Shareholder Approval, the Special Warrants issued to the finders and agents were automatically exercised and each Special Warrant holder received one warrant and one Common Share per Special Warrant. The value of the Common Shares that was recorded was $1,030,940.  The amount allocated as cost of equity related to the Special Warrants and compensation warrants issued to agents and finders was $1,458,501.  See Note 9 below.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

9. Warrants

Further to Note 8, warrants granted and outstanding are summarized in the following table:

	Warrants granted	Valuation	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise prices	Expiry date	Weighted average remaining life (yrs)

As of December 31, 2007	12,208,917	531	(11,193,666)	(337,163)	678,089	6.68

Private placement February 2006 (1)	-	-	(490,175)	(4,509)	(494,684)	6.00	Feb-08	-
Convertible notes broker warrants (2)	200,000	336	-	-	200,000	6.00	Mar-11	0.2
Public offering broker warrants November 2006		(531)	-	(183,405)	(183,405)	8.50	Nov-08	-

As of December 31, 2008	12,408,917	336	(11,683,841)	(525,077)	200,000	6.00

As of December 31, 2009	12,408,917	336	(11,683,841)	(525,077)	200,000	6.00

Private placement October 2010 (2)	14,666,739	9,329	-	-	14,666,739	3.50	Oct-15	4.8
Finders' and agents' Special Warrants October 2010 (2)	641,305	444	-	-	641,305	3.50	Oct-15	4.8
Finders' and agents' compensation warrants October 2010 (2)	630,436	612	-	-	630,436	2.30	Oct-12	1.8

As of December 31, 2010	28,347,397	10,721	(11,683,841)	(525,077)	16,138,480	3.48

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

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

As discussed in Note 8, above, we completed a private placement financing in October 2010 in which we issued 14,666,739 Special Warrants.  Upon receipt of shareholder approval of the private placement, each Special Warrant was automatically exercised for one Common Share and on Common Share purchase warrant.  The net cash proceeds of $33,074,271 from the private placement were allocated to Common Shares and warrants, pro rata, using the market value of the Common Shares and the fair value of the warrants.  As a result warrants increased by $9,957,279.

The fair value of the warrants was determined using the Black-Scholes model with the following weighted-average assumptions:

Expected volatility	65%
Risk-free interest rate	2.11%
Expected lives (years)	5
Dividend yield	N/A

As discussed in Note 8, above, we agreed to pay fees in respect of subscriptions from investors introduced to us by a finder in the United States and an agent and finder in Canada.  The fair value of the Special Warrants issued to the finders and agents and the fair value of the compensation warrants issued to the finders and agents was allocated pro rata to the Common Share and warrant components of the units.  As such, warrants were reduced by $628,226.

The fair value of the Special Warrants issued to the agents and finders was determined using the Black-Scholes model above.  The fair value of the compensation warrants issued to the finders and agents was determined using the Black Scholes model with the following weighted-average assumptions:

Expected volatility	65%
Risk-free interest rate	0.68%
Expected lives (years)	2
Dividend yield	N/A

Upon completion of the Arrangement Agreement with Allied Nevada Gold Corp., the number of Common Shares to be issued in connection with the outstanding warrants was adjusted so that each warrant entitles the holder thereof upon exercise to receive 1.894 Common Shares per warrant for the February 2006 private placement warrants.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

10. Stock-based compensation

A summary of the fair value of all awards issued under Vista’s stock compensation plans included within Shareholders’ Equity is as follows:

	December 31,	December 31,	December 31,
	2010	2009	2008

Stock options	4,455	4,818	4,634
Restricted stock units	125	-	-
	$4,580	$4,818	$4,634

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

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the Hull-White trinomial lattice option pricing model, using the following weighted average assumptions:

	Years Ended December 31,
	2010	2009	2008

Expected volatility	81.86 - 82.88%	76.42 - 78.80%	53.97% - 55.19%
Risk-free interest rate	1.51% - 2.88%	1.80 - 2.58%	3.09% - 3.25%
Expected lives (years)	5	5	5
Dividend yield	N/A	N/A	N/A

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

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

A summary of option activity under the Stock Option Plan as of December 31, 2010, and changes during the period then ended is set forth in the following table:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2007	1,630,213	$4.99	3.71	$1,112

Granted	830,000	3.26
Exercised	(38,712)	3.58
Forfeited	(40,000)	5.66
Cancelled	(111,393)	4.36
Expired	(85,361)	3.32

Outstanding - December 31, 2008	2,184,747	$4.39	3.55	$-

Granted	860,000	1.84
Exercised	(83,195)	2.95
Forfeited	(2,500)	3.22
Cancelled	(7,500)	4.13
Expired	(163,407)	2.79

Outstanding - December 31 2009	2,788,145	$3.75	3.43	$534

Granted	165,000	2.59
Exercised	(30,000)	1.77
Cancelled	(325,000)	5.07
Expired	(9,484)	2.15

Outstanding - December 31 2010	2,588,661	$3.55	2.90	$463

Exercisable - December 31, 2010	2,506,161	$3.58	2.83	$458

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

A summary of the movements included in stock-based compensation related to stock options within Shareholders’ Equity as of December 31, 2010, and during the periods then ended is set forth in the following table:

Fair Value

As of December 31, 2007	$3,824

Granted	544
Exercised	(114)
Forfeited	(83)
Cancelled	(341)
Expired	(261)
Expensed	1,065

As of December 31, 2008	$4,634

Granted	343
Capitalized as mineral property	149
Exercised	(243)
Forfeited	(2)
Cancelled	(14)
Expired	(447)
Expensed	398

As of December 31, 2009	$4,818

Granted	77
Capitalized as mineral property	114
Exercised	(27)
Cancelled	(699)
Expired	(20)
Expensed	192

As of December 31, 2010	$4,455

The total number of options outstanding at December 31, 2010 is 2,588,661 with exercise prices ranging from approximately $1.77 to $7.74 and remaining lives of 0.43 to 5.21 years. The total number of options outstanding represents 4.2% of issued capital.

Compensation expense with a fair value of $270,340 was recognized during the year ended December 31, 2010, for options previously granted and vesting over time. During the years ended December 31, 2009 and 2008, compensation expense with fair values of $398,295 and $1,064,930, respectively, was recognized for options previously granted and vesting over time.

Under the Plan, 165,000 stock options, which will vest over a period of two years (82,500 in each year), were granted to our employees and consultants during the year ended December 31, 2010.  The 82,500 immediately vested options had a fair value of $111,760, which was split between a non-cash compensation expense of $76,785 and capitalized mineral property costs of $34,975.  The weighted-average grant date fair value of the 165,000 options granted during the year ended December 31, 2010 was $1.36.

Under the Plan, 860,000 stock options, which will vest over a period of two years (430,000 in each year), were granted to our employees, directors and consultants during the year ended December 31, 2009.  The 430,000 immediately vested options had a fair value of $397,754, which was split between a non-cash compensation expense of $342,507 and capitalized mineral property costs of $55,247.  The weighted-average grant date fair value of the 860,000 options granted during the year ended December 31, 2009 was $0.93.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

Under the Plan, 830,000 stock options, which will vest over a period of two years (415,000 in each year), were granted to our employees, directors and consultants during the year ended December 31, 2008. The fair value of the 415,000 options immediately vested has been recorded as a non-cash compensation expense of $544,365. The weighted-average grant date fair value of the 830,000 options granted during the year ended December 31, 2008 was $1.32.

During the year ended December 31, 2010, 30,000 options were exercised.  These options had an aggregate intrinsic value as of December 31, 2010 of $18,600.  During the respective years ended December 31, 2009 and 2008, 83,195 and 38,712 options, respectively, were exercised.  There was no intrinsic value associated with the options exercised in the 2009 and 2008 periods.

A summary of the status of our unvested stock options as of December 31, 2010, and changes during the period then ended, is set forth below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2007	513,972	$2.64

Granted	415,000	1.32
Vested	(478,972)	2.49
Forfeited	(35,000)	2.69

Unvested - December 31, 2008	415,000	$1.32

Granted	430,000	0.92
Vested	(412,500)	1.32
Forfeited	(2,500)	1.30

Unvested - December 31, 2009	430,000	$0.92

Granted	82,500	$1.36
Vested	(430,000)	$0.92

Unvested - December 31, 2010	82,500	$1.36

As of December 31, 2010, there was $81,289 of unrecognized compensation expense related to the unvested portion of options outstanding. This expense is expected to be recognized over a weighted-average period of 0.81 years.

Long-term equity incentive plan

In May 2010, our shareholders approved the Long Term Equity Incentive Plan (the “LTIP”), effective March 8, 2010 (“Effective Date”).  Under the LTIP we may grant Restricted Stock Units (“RSU awards”) or Restricted Stock Awards (“RSA awards”) to the directors, officers, employees and consultants of Vista Gold and our subsidiaries.  The maximum number of our Common Shares that may be reserved for issuance under the LTIP, together with those reserved for issuance under the Plan (as discussed above), is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.  The total number of Common Shares issuable to our insiders at any time and issued to our insiders within any one year period under the LTIP, together with any stock options issued under the Plan, shall not exceed 10% of the issued and outstanding Common Shares on a non-diluted basis.  The total number of Common Shares issuable to a director under the LTIP shall not exceed the lesser of: (i) 1% of the issued and outstanding Common Shares; and (ii) an annual award value of $100,000 per director.
The LTIP is administered by the Board of Directors, which can delegate the administration to the Compensation

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

Committee or to such other officers and employees of Vista Gold as designated by the Board of Directors.  The Board of Directors will determine the persons to whom awards are made, set the size, type, terms and conditions of the awards, fix the prices (if any) to be paid for the award, interpret the LTIP, adopt, amend and rescind and take all other actions it believes are necessary or advisable for the implementation and administration of the LTIP.

Restricted stock units

The estimated fair value of each of our RSU awards was determined on the date of grant based on the closing market price of our Common Shares on the date of grant.

A summary of the RSU activity under the LTIP as of December 31, 2010, and changes during the period then ended is set forth in the following table:
	Number of Units	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2009	-	$-

Granted	175,500	2.37

Unvested - December 31, 2010	175,500	$2.37

On September 13, 2010, we granted 175,500 RSU awards to employees, directors and consultants of Vista.  The market price on the date of grant was $2.37.  All of the RSU awards granted vest on the one-year anniversary of the grant date and upon vesting, a holder of an RSU award will receive one Common Share, for no additional consideration, for each RSU award held.

A summary of the fair-value changes included in stock compensation within Shareholders’ Equity as of December 31, 2010 is set forth in the following table:

Fair Value
As of December 31, 2009	$-

Expensed	80
Capitalized as mineral properties	45

As of December 31, 2010	$125

As of December 31, 2010, there was $290,585 of unrecognized compensation expense related to the unvested RSU awards outstanding.  This expense is expected to be recognized over a weighted-average period of 0.70 years

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

11. Contributed surplus

	For the years ended December 31,
	2010	2009	2008
Balance, beginning of year	$1,848	$1,387	$253

Cancelled options—Note 10	699	14	341
Expired options—Note 10	20	447	262
Early extinguishment of convertible notes	766	-	-
Expired warrants — Note 9	-	-	531

Balance, end of year	$3,333	$1,848	$1,387

On May 20, 2010, we completed the Agreement to repurchase Notes in the principal amount of $5,667,000 and interest payable through maturity of $690,572 (see Note 8).  Upon completion of the Agreement, the carrying value of the equity portion of the extinguished Notes exceeded the fair value of the equity portion by $766,380 resulting in an increase to our contributed surplus account

12. Accumulated other comprehensive income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

	Accumulated other comprehensive income, before tax	Accumulated other comprehensive income, net of tax
As of December 31, 2007	$7,547	$6,416

Decreases to fair market value during period	(2,232)	(1,897)
Increases due to realization of loss	98	83

As of December 31, 2008	$5,413	$4,602

Increases to fair market value during period	2,092	1,778
Decreases due to realization of a gain	(6,829)	(5,806)

As of December 31, 2009	$676	$575

Increases to fair market value during period	534	467
Decreases due to realization of a gain	(281)	(246)

As of December 31, 2010	$929	$796

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

The adoption of EIC 172 resulted in a reclassification of $1,131,998 of income tax recovery from the accumulated other comprehensive income balance to the accumulated deficit as of December 31, 2007. It also resulted in a reclassification

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

of $319,962 of income tax expense from the accumulated other comprehensive income balance to the Consolidated Statement of Loss under the heading “Income tax benefit/(expense)” for the year ended December 31, 2008.

13. Commitments and contingencies

Refer to Note 5 for commitments in connection with acquisitions of mineral properties and Note 6 for commitments in connection with acquisitions of property, plant and equipment.

14. Financial instruments

Our financial assets and financial liabilities are classified into one of four categories: available-for-sale, held-for-trading, loans and receivables and other financial liabilities.

All financial instruments classified as available-for-sale or held-for-trading are subsequently measured at fair value. Changes in the fair value of financial instruments designated as held-for-trading are charged or credited to the statement of loss for the relevant period, while changes in the fair value of financial instruments designated as available-for-sale, excluding impairments, are charged or credited to other comprehensive income until the instrument is realized. For a discussion related to the fair value of the Amayapampa disposal consideration, please see Note 3 – Dispositions, above.  All other financial assets and liabilities are accounted for at cost or at amortized cost depending upon the nature of the instrument. After their initial fair value measurement, they are measured at amortized cost using the effective interest rate method.

Financial Assets

The carrying amounts and fair values of financial assets are as follows:

		December 31, 2010		December 31, 2009
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Cash and cash equivalents	Loans and receivables	$39,838	$39,838	$28,408	$28,408
Accounts receivable (1)	Loans and receivables	799	799	24	24
Amayapampa disposal consideration	Held-for-trading	4,813	4,813	4,813	4,813
Marketable securities (2)	Available-for-sale	1,703	1,703	1,150	1,150
Total financial assets		$47,153	$47,153	$34,395	$34,395

(1)	Carrying amount is a reasonable approximation of fair value.

(2)	The fair value represents quoted market prices in an active market.

Financial liabilities

The carrying amounts and fair values of financial liabilities are as follows:

		December 31, 2010		December 31, 2009
	Category	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Accounts payable and accrued liabilities (1)	Other financial liabilities	$1,630	$1,630	$926	$926
Other long-term liabilities (1)	Other financial liabilities	—	—	228	228
Convertible notes (2)	Other financial liabilities	22,686	22,505	26,678	24,939
Total financial liabilities		$24,316	$24,135	$27,832	$26,093

(1)	Carrying amount is a reasonable approximation of fair value.

(2)	The carrying value of the convertible notes is being accreted to their maturity value over their expected life using the effective interest rate method.

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

Credit risk

Our credit risk is primarily attributable to our cash and cash equivalents. We monitors our cash and cash equivalents in order to limit our exposure to credit risk. We do not have any financial assets that are invested in asset-backed commercial paper.

Liquidity risk

We ensure that there is sufficient capital in order to meet short term business requirements, after taking into account our holdings of cash and cash equivalents and cash flows from financing activities. We believe that these sources will be sufficient to cover the likely short and long term cash requirements. Our cash and cash equivalents are held in interest bearing liquid savings accounts.

Market risk

The significant market risk exposure to which we are exposed is interest rate risk. Our policy is to invest cash at floating rates of interest in short-term highly liquid cash savings accounts in order to maintain liquidity. Fluctuations in interest therefore have little impact on the value of cash equivalents and short term investments. With respect to financial liabilities, the convertible notes are not subject to interest rate risk because they bear interest at a fixed rate and are not subject to fluctuations in interest.

15. Capital disclosures

Our objectives when managing capital are to safeguard our access to sufficient funding as needed to continue our development of mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable level of risk.

In the management of capital, we include the components of shareholders’ equity and debt. We manage the capital structure and make adjustments in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust the capital structure, we may issue new shares, issue new debt, acquire or dispose of assets or adjust the amount of investments.  We have no restrictions or covenants on our capital structure as of the end of 2010.

In order to facilitate the management of our capital requirements, we prepare annual expenditure budgets which project expected cash and debt positions over several years and which are updated as necessary depending on various factors, including successful capital deployment and general industry conditions. The annual and updated budgets are approved by the Board of Directors.

In order to maximize cash available for development efforts, we do not pay dividends. Our cash investment policy is to invest our cash in highly liquid short-term interest-bearing investments with maturities of three months or less when acquired, selected with regards to the expected timing of expenditures from operations.

16. Supplemental cash flow information and material non-cash transactions

As of December 31, 2010, 2009 and 2008 all of our cash was held in liquid bank deposits.

Non-cash consideration given/(received) during 2010
Material non-cash transactions	Equity units
Investing and financing activities:
Extinguishment of convertible notes, including interest – Note 7	$6,095
Black Isle Resources (1)	(38)
Finders’ fee December 15, 2010 private placement – Note 10	1,056

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

Non-cash consideration given/(received) during 2009
Material non-cash transactions ($000’s)	Equity units
Investing and financing activities:
McBride(2)	$(44)

Non-cash consideration given/(received) during 2008
Material non-cash transactions ($000’s)	Equity units
Investing and financing activities:
Prime Corporate Finance—Note 3	$132
Grandcru and San Miguel Group—Note 5(d)	1,000
McBride(2)	(100)

(1)
During the year ended December 31, 2010, we received 800,000 common shares in the capital of Black Isle Resources Corp. for the repayment of an outstanding $662,000 loan that was previously written off as an uncollectable receivable.  These common shares were valued at $38,400 when received and accordingly have been recorded as a gain in the Consolidated Statements of Loss.

(2)
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

17. Income taxes

(a)    A reconciliation of the combined Canadian income taxes at statutory rates and the Corporation’s effective income tax expense/(benefit) is as follows:

	Years ended December 31,
	2010	2009	2008

Income tax benefit at statutory rates	$(2,701)	$(357)	$(2,761)
Increase (decrease) in taxes from:
Permanent differences	325	(989)	1,351
Differences in foreign tax rates	(115)	(183)	(72)
Effect of foreign exchange	(688)	(1,635)	2,491
Change in effective tax rate	56	(48)	1,482
Benefit of losses not recognized	—	—	—
Prior Year provision to actual adjustments	949	(3,927)	200
Capital loss on sale of Amayapampa	—	—	(3,107)
Benefit of tax deductions recorded in equity	—	(837)	—
Change in valuation allowance	2,142	8,687	736
Income tax (benefit)/expense	$(32)	$711	$320

(b)    Future income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company’s future tax assets as at December 31 are as follows:

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

	December 31,
Future income tax assets	2010	2009
Excess tax basis over book basis of property, plant and equipment	$6,130	$6,003
Operating loss carryforwards	15,480	11,858
Capital loss carryforwards	2,773	3,394
Other	1,407	1,551
Unrealized foreign exchange on loans	864	915
Total future tax assets	26,654	23,721
Valuation allowance for future tax assets	(26,056)	(23,155)
	598	566
Future income tax liabilities
Amayapampa disposal consideration	482	481
Marketable securities	116	85
Total	$—	$—

(c)    The Corporation has available income tax losses of approximately $68.3 million, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:
	Canada	United States	Mexico	Total
2011	—	—	185	185
2012	—	—	183	183
2013	—	—	277	277
2014	725	—	122	847
2015	889	—	317	1,206
2016	—	—	123	123
2017	—	—	524	524
2018	—	—	6,126	6,126
2019	—	519	950	1,469
2020	—	783	1,873	2,656
2021	—	779	—	779
2022	—	748	—	748
2023	—	691	—	691
2024	—	2,082	—	2,082
2025	—	2,362	—	2,362
2026	1,027	1,213	—	2,240
2027	19,759	1,700	—	21,459
2028	7,092	1,719	—	8,811
2029	3,578	2,309	—	5,887
2030	7,697	1,990	—	9,687
	$40,767	$16,895	$10,680	$68,342

18. Retirement plan

We sponsor a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent U.S. employees. We make contributions of up to 4% of eligible employees’ salaries.  Our contributions were as follows: 2010—$59,200; 2009—$52,832, and 2008—$40,618.

19. Segment information

We evaluate, acquire and explore gold exploration and potential development projects. These activities are focused principally in North America, Australia and Indonesia. We reported no revenues in 2010, 2009 and 2008. Geographic segmentation of mineral properties and plant and equipment is provided in Notes 5 and 6.

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

(d)
In accordance with U.S. GAAP, the entire amount of convertible debt is classified as a liability and recorded at fair value on the date of issuance and issuance costs are classified as a deferred asset and amortized over the life of the convertible debt.  Under Canadian GAAP, the fair value of the conversion feature of the convertible debt is classified as equity and the residual balance is classified as a liability. Under Canadian GAAP, issuance costs are netted against the debt and equity portions pro rata.  The liability portion is accreted each period in amounts which will increase the liability to its full face amount of the convertible instrument as of the maturity date.

(e)
In accordance with U.S. GAAP (ASC 740 Income Taxes), the reversal of a valuation allowance which is directly related to the gain or loss of available-for-sale securities, when a corporation has no expectations of taxable income in future periods, is recorded in other comprehensive income/(loss). Under Canadian GAAP, we adopted EIC 172, effective September 30, 2008. This standard requires the recognition of the tax benefit or loss of previously unrecognized tax loss carryforwards associated with the unrealized holding gains and losses of available-for-sale securities to be recognized in net income or net loss. This abstract required retrospective restatement of all prior periods beginning with January 1, 2007. The adoption of EIC 172 resulted in a future income tax expense being recorded as part of our Net Loss, whereas under ASC 740 Income Taxes the future income tax expense would be recorded as part of our Comprehensive Loss.

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

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The significant measurement differences in the consolidated statements of loss relative to U.S. GAAP were:

Consolidated Statements of Loss

	Years ended December 31,
	2010	2009	2008	Cumulative during Exploration Stage

Net earnings/(loss) – Canadian GAAP	$(9,614)	$(1,942)	$(9,973)	$(53,797)
Exploration, property evaluation and holding costs - continuing operations (e)	(11,349)	(5,396)	(8,403)	(29,928)
Exploration, property evaluation and holding costs - discontinued operations (e)	-	-	-	4,016
Gain on sale of Amayapampa (f)	-	-	2,124	2,124
(Gain)/loss on early extinguishment of convertible notes (d)	348	(122)	-	226
Interest accretion on convertible notes (d)	811	1,069	837	2,717
Amortization of deferred issuance costs (d)	(184)	(272)	(225)	(681)
Future income tax benefit/(expense) (e)	(32)	711	320	(133)
Financing costs	-	-	-	(222)
Stock-based compensation expense (c)	-	-	-	2,251
Beneficial conversion feature	-	-	-	(2,774)
Net loss – U.S. GAAP	(20,020)	(5,952)	(15,320)	(76,201)
Unrealized gain on marketable securities	252	(4,737)	(2,134)	(6,657)
Comprehensive loss – U.S. GAAP	$(19,768)	$(10,689)	$(17,454)	$(82,858)

Basic and diluted loss per share – U.S. GAAP	$(0.42)	$(0.17)	$(0.45)

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The significant measurement differences in the consolidated balance sheets as at December 31, 2010 and 2009 relative to U.S. GAAP were:

Consolidated Balance Sheets

	December 31, 2010			December 31, 2009
	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP	Per Cdn. GAAP	Cdn./U.S. Adj.	Per U.S. GAAP

Current assets	$42,625	-	$42,625	$30,317	$-	$30,317
Property, plant and equipment (a)	73,004	(39,779)	33,225	57,443	(26,944)	30,499
Deferred financing costs	-	103	103	-	824	824
Other assets	4,813	-	4,813	4,813	-	4,813
Total assets	$120,442	$(39,676)	$80,766	$92,573	$(26,120)	$66,453

Current liabilities	1,630	-	1,630	926	-	926
Convertible notes (d)	22,505	495	23,000	24,939	3,728	28,667
Other long-term liabilities	-	-	-	228	-	228
Total liabilities	24,135	495	24,630	26,093	3,728	29,821

Capital stock (b,c)	274,829	74,580	349,409	245,964	75,039	321,003
Special warrants	-	222	222	-	222	222
Warrants and options (c)	15,301	406	15,707	5,154	386	5,540
Contributed surplus (b,c,g)	3,333	4,032	7,365	1,848	4,818	6,666
Equity component of convertible notes (d)	4,721	(4,721)	-	5,998	(5,998)	-
Other comprehensive income (e)	796	222	1,018	575	191	766
Deficit (a,b,c,e,g)	(202,673)	(114,912)	(317,585)	(193,059)	(104,506)	(297,565)
Total shareholders' equity	96,307	(40,171)	56,136	66,480	(29,848)	36,632

Total liabilities & shareholders' equity	$120,442	$(39,676)	$80,766	$92,573	$(26,120)	$66,453

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The significant measurement differences in the consolidated statements of cash flows relative to U.S. GAAP were:

Consolidated Statements of Cash Flows

	Years ended December 31,			Cumulative during Exploration
	2010	2009	2008	Stage

Cash flows from operating activities, Canadian GAAP	$(8,671)	$(7,883)	$(7,638)	$(36,653)
Additions to mineral properties, net (a)	(10,931)	(5,292)	(8,263)	(30,999)
Cash flows from operating activities, U.S. GAAP	(19,602)	(13,175)	(15,901)	(67,652)

Cash flows from investing activities, Canadian GAAP	(11,008)	3,268	(26,913)	(74,506)
Additions to mineral properties, net (a)	10,931	5,292	8,263	30,999
Cash flows from investing activities, U.S. GAAP	(77)	8,560	(18,650)	(43,507)

Cash flows from financing activities, Canadian GAAP	31,109	19,757	31,425	173,593
Cash flows from financing activities, U.S. GAAP	31,109	19,757	31,425	173,593

Net increase/(decrease) in cash and cash equivalents - continuing operations	11,430	15,142	(3,126)	62,434
Net increase/(decrease) in cash and cash equivalents - discontinued operations	-	-	(294)	(23,270)
Net increase/(decrease) in cash and cash equivalents	11,430	15,142	(3,420)	39,164

Cash and cash equivalents, beginning of period	28,408	13,266	16,686	674

Cash and cash equivalents, end of period	$39,838	$28,408	$13,266	$39,838

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

Statement of Changes in Shareholders’ Equity under U.S. GAAP

	Capital stock	Special warrants	Warrants and options	Contributed surplus	Deficit	Other comprehensive income (loss)	Total shareholders' equity

Balance as December 31, 2007	296,136	222	3,708	5,779	(276,293)	7,637	37,189

Issued during the year (Note 8)	4,244	-	-		-		4,244
Warrants and options	-	-	958		-		958
Contributed surplus	-	-		873	-		873
Other comprehensive loss	-	-			-	(2,134)	(2,134)
Net loss	-	-			(15,320)		(15,320)

Balance at December 31, 2008	300,380	222	4,666	6,652	(291,613)	5,503	25,810

Issued during the year	20,623	-	-	-	-	-	20,623
Warrants and options	-	-	874	-	-	-	874
Contributed surplus	-	-	-	14	-	-	14
Other comprehensive loss	-	-	-	-	-	(4,737)	(4,737)
Net loss	-	-	-	-	(5,952)	-	(5,952)

Balance at December 31, 2009	321,003	222	5,540	6,666	(297,565)	766	36,632

Issued during the year	28,406	-	-	-	-	-	28,406
Warrants and options	-	-	10,042	-	-	-	10,042
Restricted Stock Units			125				125
Contributed surplus	-	-	-	699	-	-	699
Other comprehensive loss	-	-	-	-	-	252	252
Net loss	-	-	-	-	(20,020)	-	(20,020)

Balance at December 31, 2010	349,409	222	15,707	7,365	(317,585)	1,018	56,136

Recently adopted standards

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

21. Related Party Transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  The founder and partner of Sierra is also one of our directors. Under the terms of the agreement, Sierra will provide us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis.  Sierra will assist us with our efforts to maintain an investor relations program and provide support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10,000 during the term of the agreement and issue to Sierra 60,000 of our stock options.  As of December 31, 2010, we had made payments to Sierra under the agreement totaling $210,000; of which $120,000 had been paid during the period ended December 31, 2010, and had issued the 60,000 stock options to Sierra with a recorded expense of $53,540.  On December 15, 2010, we issued an additional 30,000 of our stock options to Sierra, which had a recorded value of $20,978 as of December 31, 2010.

22. Subsequent Events

Combination Agreement with Midas Gold

On February 23, 2011, Vista Gold and Midas announced that Midas, Midas Gold Corp. (“Midas Gold”) and certain of Vista’s US subsidiaries had executed a combination agreement (the “Combination Agreement”) whereby they will contribute their respective Idaho gold assets through a contribution to Midas Gold (the "Combination")..  If the Plan of Share Exchange, as defined below, is approved by the shareholders of Midas, and all other conditions to the transaction are satisfied or waived, Midas Gold will be owned, on a fully diluted basis, 65% by shareholders of Midas and 35% by Vista following the completion of the Combination.

The reorganization of the ownership of the Stibnite-Yellow Pine gold district will be effected pursuant to the Combination Agreement among Midas, Midas Gold, Vista’s wholly-owned subsidiary, Vista Gold U.S. Inc., a Delaware corporation (“Vista US”) and its wholly owned subsidiary, Idaho Gold Resources, LLC, an Idaho limited liability company (“Idaho Gold”), assuming the plan of share exchange is approved by the shareholders of Midas and all of the other conditions to the closing of the Combination are satisfied or waived.  Following the execution of the Combination Agreement, Midas will hold a special meeting of its shareholders (the “Special Meeting”).  The purpose of the Special Meeting is to consider and approve a plan of share exchange (the “Plan of Share Exchange”) between Midas and Midas Gold pursuant to which Midas’ outstanding shares of common stock (the “Midas Shares”) and outstanding options (the “Midas Options”), other than Midas Shares held by dissenting shareholders, will be exchanged for common shares and options of Midas Gold (the “Midas Gold Shares” and “Midas Gold Options”, respectively), with the result that Midas will become a wholly-owned subsidiary of Midas Gold.  Midas Shareholders holding at least 66-2/3% of the issued and outstanding Midas Shares must vote in favor of the Plan of Share Exchange at the Special Meeting and dissenters' appraisal rights shall not be exercised with respect to more than 5% of the outstanding Midas Shares.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in tables are in thousands of US Dollars, except per share amounts and number of shares, unless noted otherwise)

The Plan of Share Exchange is part of a broader, integrated transaction undertaken pursuant to the terms of the Combination Agreement, pursuant to which, if the Plan of Share Exchange is approved at the Special Meeting and the other conditions to closing specified in the Combination Agreement are satisfied or waived:

•
Vista US will: (a) organize Idaho Gold Holding Company, as a wholly-owned Idaho corporation (“Idaho Holdco”); (b) contribute its equity interests in Idaho Gold to Idaho Holdco; and (c) at closing, contribute all of the issued and outstanding shares of common stock of Idaho Holdco to Midas Canada as a capital contribution, in exchange for that number of Midas Gold Shares equal to, on a fully diluted basis, thirty-five percent (35%) of the Midas Gold Shares that are issued and outstanding at the time the transactions specified in the Combination Agreement and the Plan of Exchange are completed;

•
The shareholders of Midas, other than any dissenting shareholders, will contribute their Midas Shares to Midas Gold in exchange for that number of Midas Gold Shares equal to, on a fully diluted basis, sixty-five percent (65%) of the Midas Gold Shares that are issued and outstanding at the time the transactions specified in the Combination Agreement and the Plan of Exchange are completed; and

•	The holders of Midas Option will exchange their Midas Options for Midas Gold Options of like tenor.

Additionally, as a condition to closing the Combination, Vista US and each officer, director, and holder of 5% or greater of the Midas Shares (the “Midas Affiliates”) have entered into lock up agreements (the “Lock Up Agreements”) and voting support agreements (the “Voting Agreements”). Pursuant to the Lock Up Agreements, Vista US and each of the Midas Affiliates have agreed that their respective Midas Canada Shares will not be transferable except in specific circumstances and for a specific period of time. Pursuant to the Voting Agreements, Vista US has, amongst other items, agreed, for a specified period of time, to vote in favor of the nominees to the Midas Canada board of directors as designated by the nominating and corporate governance committee, or similar committee, of Midas Canada and the Midas Affiliates have, amongst other items, agreed, for a specified period of time, to vote in favor of the Combination and for the nominee to the Midas Canada board of directors as designated by Vista US.

Listing of Warrants on the TSX

On March 2, 2011, we announced that the 15,308,044 warrants issued on December 15, 2010 in connection with our private placement of Special Warrants, began trading March 1, 2011 on the TSX under the symbol VGZ.WT.U (subsequently changed to VGZ.WT.S on March 14, 2011).

The Warrants are freely tradable in Canada, except to, or for the account or benefit, of any U.S. person (as defined in Regulation S under the United States Securities Act of 1933, as amended (the “Securities Act”).  Neither the Warrants nor the common shares issuable upon exercise of the Warrants (the “Warrant Shares”) have been registered under the Securities Act, or any state securities laws of any state of the United States.  Accordingly, the Warrants and the Warrant Shares may not be offered or sold in the United States or to, or for the account or benefit of, any U.S. person (as defined in Regulation S under the Securities Act) or any person in the United States absent registration under the Securities Act or an applicable exemption from such registration requirements and in accordance with all applicable state securities laws of any state of the United States.  Purchasers of the Warrants or the Warrant Shares may not engage in hedging transactions with regard to the Warrants or the Warrant Shares unless in compliance with the Securities Act.

Repayment of Notes

On March 7, 2011, we announced that we repaid our $23,000,000 principal amount of Notes (plus accrued interest) which matured on March 4, 2011.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report of Form 10-K for the fiscal year ended December 31, 2010, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detections of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that, as of December 31, 2010, our internal controls over financial reporting were effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our Financial Statements included in this annual report.

Attestation Report of the Registered Public Accounting Firm.

PricewaterhouseCoopers LLP’s attestation report on our internal control over financial reporting is included as part of Item 8. Financial Statements and Supplementary Data herein.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our directors will be contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Exchange Act for the 2011 Annual General Meeting of Shareholders (the “Proxy Statement”) under the caption “Particulars of Matters to be Acted Upon—Election of Directors” and is incorporated herein by reference.

Information concerning our audit committee, including designation of the “Audit Committee Financial Expert” under applicable SEC rules, will be contained in the Proxy Statement under the captions “Corporate Governance—Committees of the Board of Directors and Meetings” and “—Audit Committee Report” and is incorporated herein by reference.

Information concerning certain filing obligations under the federal securities laws applicable to our directors and executive officers, and holders of more than 10% of our Common Shares, will be contained in the Proxy Statement under the caption “Ownership of the Corporation’s Common Shares” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all our directors, officers and employees. This code is publicly available on our website at www.vistagold.com and on SEDAR at www.sedar.com. Amendments to the code of ethics and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed on our website.

NYSE Amex Corporate Governance

Our Common Shares are listed on NYSE Amex. Section 110 of the NYSE Amex Company Guide permits NYSE Amex to consider the laws, customs and practices of foreign issuers in relaxing certain NYSE Amex listing criteria, and to grant exemptions from NYSE Amex listing criteria based on these considerations. A company seeking relief under these provisions is required to provide written certification from independent local counsel that the non-complying practice is not prohibited by home country law. A description of the significant ways in which our governance practices differ from those followed by domestic companies pursuant to NYSE Amex standards is available on our website at www.vistagold.com.

ITEM 11.  EXECUTIVE COMPENSATION.

Information concerning this item will be contained in the Proxy Statement under the caption “Compensation Committee Report on Executive Compensation” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners of our Common Shares and information relating to the security ownership of our management will be contained in the Proxy Statement under the caption “Ownership of the Corporation’s Common Shares” and is incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.	Report of Independent Accountants dated March 14, 2011.

2.	Consolidated Balance Sheets—At December 31, 2010 and 2009.

3.	Consolidated Statements of Loss and Comprehensive Loss—Years ended December 31, 2010, 2009, and 2008.

4.	Consolidated Statements of Deficit—Years ended December 31, 2010, 2009 and 2008.

5.	Consolidated Statements of Cash Flows—Years ended December 31, 2010, 2009, and 2008.

6.	Notes to Consolidated Financial Statements.

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

4.02	Special Warrant Indenture, dated October 22, 2010 filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated December 15, 2010 and incorporated herein by reference (File No. 1-9025)
4.03	Warrant Indenture, dated October 22, 2010 filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated December 15, 2010 and incorporated herein by reference (File No. 1-9025)
10.01	Stock Option dated July 1, 1985, between Henry C. Crofoot, trustee, and incorporated herein by reference (File No. 1-9025)
10.02
Data Purchase, Production Payment Grant and Option to Purchase Production Payment Agreement dated August 1, 2003 between Vista Gold and Enrique Gaitan Maumejean filed as Exhibit 10.20 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)

10.03
Amendment Agreement dated January 14, 1988, among Henry C. Crofoot et al and Enrique Gaitan Maumejean filed as Exhibit 10.21 to Granges’ Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)

10.04
Lewis Hycroft Agreement dated January 10, 1989, among Frank W. Lewis, Hycroft Lewis and Hycroft Resources—Development Inc. filed as Exhibit 10.16 to Granges’ Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference (File No. 1-9025)

10.05
Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier filed as Exhibit 10.25 to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference (File No. 1-9025)

10.06
Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings filed as Exhibit 10.27 to the Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.07
Third Amendment Agreement dated January 19, 2005, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.23 to the Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.08
Stock Option Plan of Vista Gold dated November 1996 as amended in November 1998, May 2003, May 2005 and May 2006 filed as Schedule C to the Corporation’s Annual Report on April 3, 2006 and incorporated herein by reference (File No. 1-9025)

10.09
Share Purchase Agreement dated August 29, 2002 between Vista Gold and Viceroy Minerals Corporation filed as Exhibit 10.25 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.10
Purchase Agreement dated October 7, 2002 between Vista Gold and Newmont Mining Corporation filed as Exhibit 10.26 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.11
Venture Assignment Agreement dated May 9, 2005 between Vista Gold Corp. filed as Exhibit 10.27 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.12
Assignment Agreement, dated May 9, 2005, between Continental Goldfields Limited and Vista Gold Corp. filed as Exhibit 10.28 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.13
Assignment of Rights dated May 9, 2005, between ORT Limited and Vista Gold Corp. filed as Exhibit 10.29 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.14
Option to Purchase Agreement dated July 18, 2005 between Vista Gold and Monex Exploration filed as Exhibit 10.1 to the Corporation’s Annual Report on Form 8-K, dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)

10.15
Purchase Agreement dated November 7, 2005 between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation’s Annual Report on Form 8-K, dated November 7, 2005 and incorporated herein by reference (File No. 1-9025)

10.16
Finder’s Fee Agreement and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated February 2, 2006 and incorporated herein by reference (File No. 1-9025)

10.17
Form of Subscription Agreement dated September 29, 2004, between Vista Gold and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (File No. 1-9025)

10.18
Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty Ltd. and Vista Gold Corp. filed as Exhibit 10.24 to the Corporation’s Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.19
Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier filed as Exhibit 10.3 to the Corporation’s Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.20
Letter Agreement, dated April 12, 2005, between Prime Corporate Finance Pty Limited and Vista Gold Corp. filed as Exhibit 10.43 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.21
Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings filed as Exhibit 10.1 to the Corporation’s Annual Report on Form 8-K, dated July 6, 2006 and incorporated herein by reference (File No. 1-9025)

10.22
Amendment to Purchase Agreement, dated January 19, 2005, between Vista Gold Corp. filed as Exhibit 10.23 to the Corporation’s Annual Report on Form 8-K for the SEC on August 16, 2006) and incorporated herein by reference (File No. 1-9025)

10.23
Deed of Option, dated October 28, 2004, between Weston Investments, Organic Resources, Vista Gold Corp., Salu Siwa and JCI Limited filed as Exhibit 10.24 to the Corporation’s Annual Report on Form 8-K for the SEC on August 25, 2006) and incorporated herein by reference (File No. 1-9025)

10.24
Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and JCI Limited filed as Exhibit 10.25 to the Corporation’s Annual Report on Form 8-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.25
Employment Agreement, dated as of September 22, 2006, between Vista Gold Corp., and JCI Limited filed as Exhibit 10.26 to the Corporation’s Annual Report on Form 8-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.26
Assignment Agency Agreement, dated as of October 30, 2006, among Vista Gold Corp., filed as Exhibit 10.27 to the Corporation’s Annual Report on Form 8-K dated October 30, 2006 and incorporated herein by reference (File No. 1-9025)

10.27
Assignment Loan Agreement dated May 9, 2005, between Vista Gold Corp. filed as Exhibit 10.28 to the Corporation’s Annual Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)

10.28
Assignment Agreement, dated May 9, 2005, between ORT Limited and Vista Gold Corp. filed as Exhibit 10.2 to the Corporation’s Annual Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)

10.29
Purchase Letter Agreement dated July 18, 2005, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)

10.30
Fee Letter Agreement dated March 13, 2007, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.53 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference (File No. 1-9025)

10.31
Amendment to Arrangement and Merger Agreement by and among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio, dated May 8, 2007 filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated May 10, 2007 and incorporated herein by reference (File No. 1-9025)

10.32
Letter Agreement dated November 20, 2007, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated November 20, 2007 and incorporated herein by reference (File No. 1-9025)

10.33
Agreement dated December 19, 2007, between Grandcru Resource Corporation and Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)

10.34
Purchase and Termination Agreement dated December 19, 2007, among (i) Klaus Genssler, Genssler Investment Partnership, LLP, Douglas D. Foote and Synergex Group Limited Partnership, (ii) Grandcru Resources Corporation, (iii) Minera Paredones Amarillos, S.A. de C.V. and (iv) Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)

10.35
Termination and Purchase Agreement dated December 21, 2007, among (i) Goldcorp Inc., Luismin S.A. de C.V. and Desarrollos Mineros San Luis, S.A. de C.V., (ii) Grandcru Resources Corporation, (iii) Minera Paredones Amarillos, S.A. de C.V. and (iv) Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)

10.36
Asset Sale Agreement dated January 4, 2008, among Vista Gold Corp., Minera Paredones Amarillos, S.A. de C.V., Del Norte Company, Ltd. and A.M. King Industries, Inc. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated January 2, 2008, and incorporated herein by reference (File No. 1-9025)

10.37
Agency Agreement, dated March 4, 2008, between Vista Gold Corp. and Casimir Capital L.P. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)

10.38
Form of Subscription Agreement dated March 4, 2008, between Vista Gold Corp. and each Subscriber as defined therein filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)

10.39
Purchase and Sale Agreement dated March 4, 2008, among Vista Gold Corp., Vista Gold (Antigua) Corp. and Republic Gold Limited ACN 106399311, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 4, 2008 and incorporated herein by reference (File No. 1-9025)

10.40
Note Repurchase Agreement, dated July 14, 2009, by and between the Corporation and Whitebox Combined Partners, LP filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated July 20, 2009 and incorporated herein by reference (File No. 1-9025)

10.41
Note Repurchase Agreement, dated July 14, 2009, by and between the Corporation and Whitebox Convertible Arbitrage Partners, LP filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated dated July 20, 2009 and incorporated herein by reference (File No. 1-9025)

10.42
Note Repurchase Agreement, dated July 14, 2009, by and between the Company and Whitebox Special Opportunities Fund Series B Partners, LP filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated dated July 20, 2009 and incorporated herein by reference (File No. 1-9025)

10.43
Joint Venture Agreement dated December 23, 2009 between Vista Gold (Barbados) Corp. and Pan Asia Resources Corporation filed as Exhibit 10.43 to the Corporation’s Annual Report on Form 10-K dated March 16, 2010 and incorporated herein by reference (File No. 1-9025)

10.44
Note Repurchase Agreement dated May 13, 2010, by and between the Corporation and the Noteholder filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)

10.45
Canadian Agent Agreement dated September 29, 2010, filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q dated November 9, 2010 and incorporated herein by reference (File No. 1-9025)

10.46
Canadian Amended and Restated Agent Agreement, dated October 22, 2010, filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)

10.47
United States Finder’s Agreement dated September 30, 2010, filed as Exhibit 10.3 to the Corporation’s Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)

10.48	Canadian Finder’s Agreement dated October 22, 2010, filed as Exhibit 10.4 to the Corporation’s Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)
21	Subsidiaries of the Corporation
23.1	Consent of PricewaterhouseCoopers LLP, independent auditors
23.2	Consent of SRK Consulting (U.S.), Inc.
23.3	Consent of Golder Associates, Inc.
23.4	Consent of Gustavson Associates, LLC
23.5	Consent of Mine Development Associates Inc, Neil Prenn.
23.6	Consent of Richard J. Lambert, P.E.
23.7	Consent of Tetra Tech MM, Inc.
23.8	Consent of Barton G. Stone, C.P.G.
23.9	Consent of Leonel López, C.P.G.
23.10	Consent of Mine Development Associates Inc., Thomas Dyer
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: March 14, 2011	By: /s/ Michael B. Richings
Michael B. Richings,
Executive Chairman and Chief Executive Officer
Dated: March 14, 2011	By: /s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 14, 2011	By: /s/ Michael B. Richings
Michael B. Richings,
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: March 14, 2011	By: /s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Michael B. Richings Michael B. Richings	Director	March 14, 2011
* John M. Clark	Director	March 14, 2011
* C. Thomas Ogryzlo	Director	March 14, 2011
* Tracy Stevenson	Director	March 14, 2011
* W. Durand Eppler	Director	March 14, 2011
* Frederick H. Earnest	Director	March 14, 2011
* By: /s/ Michael B. Richings

Michael B. Richings Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.