Form 10-Q
period 2011-03-31
VISTA GOLD CORP
filed 2011-05-10
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,035,794 common shares, without par value, outstanding at May 5, 2011.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except shares)

	March 31,	December 31,
	2011	2010

Assets:
Cash and cash equivalents	$12,686	$39,838
Marketable securities - Note 5	1,657	1,703
Other current assets	912	1,084
Current assets	15,255	42,625

Mineral properties - Note 6	17,051	16,622
Amayapampa disposal consideration - Note 3	4,813	4,813
Plant and equipment - Note 7	18,759	18,809
Deferred debt issuance costs	—	103
	40,623	40,347

Total assets	$55,878	$82,972

Liabilities and Shareholders’ Equity:
Convertible notes - Note 8	$—	$23,000
Accounts payable	57	147
Accrued liabilities and other	1,243	1,483
Current liabilities	1,300	24,630

Total liabilities	1,300	24,630

Capital stock, no par value: - Note 9
Common - unlimited shares authorized; shares outstanding: 2011 - 61,969,494 and 2010 - 61,919,752	349,870	349,719
Warrants - Note 10	10,385	10,721
Stock-based compensation - Note 11	4,747	4,695
Additional paid in capital - Note 12	7,901	7,565
Accumulated other comprehensive income - Note 13	839	929
Deficit	(239,086)	(239,086)
Accumulated deficit during exploration stage	(80,078)	(76,201)
Total shareholders’ equity	54,578	58,342

Total liabilities and shareholders’ equity	$55,878	$82,972

Subsequent events — Note 16

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Three Months Ended March 31,		Cumulative during Exploration
	2011	2010	Stage

Income:
Gain on disposal of marketable securities	$366	$213	$7,709
Interest income	12	54	2,775
Total other income	378	267	10,484

Costs and expenses:
Exploration, property evaluation and holding costs	(2,949)	(2,418)	(39,300)
Corporate administration and investor relations	(1,098)	(991)	(27,670)
Depreciation and amortization	(79)	(72)	(999)
Interest expense	(120)	(341)	(4,096)
Write-down of marketable securities	—	—	(849)
Loss on extinguishment of convertible debt	—	—	(1,218)
Gain on sale of mineral property	—	—	1,861
Gain/(loss) on currency translation	(9)	48	(172)
Other income/(expense)	—	19	(5,256)
Total costs and expenses	(4,255)	(3,755)	(77,699)
Loss from continuing operations	(3,877)	(3,488)	(67,215)
Loss from discontinued operations	—	—	(12,863)
Net loss	$(3,877)	$(3,488)	$(80,078)

Other comprehensive loss, net of future income tax benefit/(expense):

Unrealized fair-value increase on available-for-sale securities	$276	$51
Realized gain on available-for-sale securities	(366)	(213)
	(90)	(162)
Comprehensive loss	$(3,967)	$(3,650)

Weighted average number of shares outstanding	61,920,846	44,679,024

Basic and diluted loss per share	$(0.06)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands)

	Common stock	Warrants	Stock-based compensation	Additional paid in capital	Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balances at December 31, 2010	$349,719	$10,721	$4,695	$7,565	$(315,287)	$929	$58,342

Issued during the period	151	—	—	—	—	—	151
Warrants expired during period	—	(336)	—	336	—	—	—
Stock options expired during period	—	—	(50)	—	—	—	(50)
Restricted stock units expensed	—	—	102	—	—	—	102
Other comprehensive loss	—	—	—	—	—	(90)	(90)
Net loss	—	—	—	—	(3,877)	—	(3,877)

Balances at March 31, 2011	$349,870	$10,385	$4,747	$7,901	$(319,164)	$839	$54,578

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Three Months Ended March 31,		Cumulative during Exploration
	2011	2010	Stage

Cash flows from operating activities:
Net loss for the period	$(3,877)	$(3,488)	$(67,215)
Adjustments to reconcile loss for the period to cash used in operations:
Depreciation and amortization	79	72	1,022
Stock-based compensation	131	97	5,171
(Gain) on disposal of marketable securities	(366)	(213)	(7,971)
Loss on extinguishment of convertible notes	—	—	1,218
Amortization of deferred debt issuance costs	24	65	706
Accrued interest	96	276	3,196
(Gain) on disposal of mineral property	—	—	(1,861)
Prepaid transaction costs	—	—	1,841
Write-down of marketable securities	—	—	849
Other non-cash items	—	—	2,648
Change in operating assets and liabilities:
Interest paid	(504)	—	(8,090)
Other long-term liabilities	—	—	(228)
Other current assets	172	(255)	(1,174)
Accounts payable, accrued liabilities and other	(223)	(168)	(779)
Net cash used in operating activities	(4,468)	(3,614)	(70,667)

Cash flows from investing activities:
Acquisition of marketable securities	(70)	—	(1,429)
Proceeds from sale of marketable securities	392	228	10,849
Short-term investments	—	250	—
Additions to mineral property	(50)	(50)	(6,813)
Additions to plant and equipment	(29)	(70)	(19,501)
Proceeds on disposal of mineral property	—	—	188
Proceeds on disposal of plant and equipment	—	—	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	—	—	(24,517)
Net cash provided by/(used in) investing activities	243	358	(41,171)

Cash flows from financing activities:
Net proceeds from equity financings	—	—	108,086
Extinguishment of convertible notes - Note 8	(23,000)	—	(26,108)
Proceeds from exercise of warrants	—	—	39,020
Proceeds from exercise of stock options	73	—	3,164
Issuance of convertible notes, net of issuance costs	—	—	28,345
Prepaid transaction costs	—	—	(1,841)
Net cash provided by/(used in) financing activities	(22,927)	—	150,666

Increase/(decrease) in cash and cash equivalents	(27,152)	(3,256)	38,828
Decrease in cash and cash equivalents - discontinued operations	—	—	(26,816)
Net increase/(decrease) in cash and cash equivalents	(27,152)	(3,256)	12,012

Cash and cash equivalents, beginning of period	39,838	28,408	674

Cash and cash equivalents, end of period	$12,686	$25,152	$12,686

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. dollars, except share, per share and per ounce data, unless otherwise noted)

1.             Nature of Operations

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Corporation,” “we,” “our” or “us”) operate in the mining industry and are focused on the evaluation, acquisition and exploration of gold exploration and potential development projects, which may lead to gold production. As such, we are considered an Exploration Stage Enterprise. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling and/or reengineering the operating assumptions underlying previous engineering work.

We are continuing to move our more advanced projects through technical, engineering and feasibility studies in preparation for mine development so that production decisions can be made on those projects.

2.             Significant Accounting Policies

Principles of Consolidation

The consolidated interim financial statements of Vista consolidate the accounts of entities in which we have a controlling financial interest under the voting control model.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.  Our subsidiaries and percentage ownership in these entities as of March 31, 2011 are:

Ownership
Vista Gold U.S., Inc. and its subsidiaries
Vista California, LLC	100%
Idaho Gold Resources LLC	100%
Idaho Gold Holding Company (incorporated on March 29, 2011)	50%
Granges Inc. (previously called Granges (Canada) Inc.)	100%
Desarrollas Zapal Holding Corp. (name changed from Minera Paredones Amarillos Holding Corp. effective February 14, 2011) and its subsidiaries	100%
Desarrollas Zapal S.A. de C.V. (formerly Minera Paredones Amarillos S.A. de C.V.) (1% owned by Granges Inc.) and its subsidiaries	99%
Servicios Administrativos MPA S.A. de C.V. (1% owned by Granges Inc.)	99%
Servicios Industriales MPA S.A. de C.V. (1% owned by Granges Inc.)	99%
Vista Gold (Barbados) Corp. and its wholly-owned subsidiary	100%
Salu Siwa Pty. Ltd and its subsidiary	100%
PT Masmindo Dwi (1% owned by Vista Gold (Barbados) Corp.)	99%
Vista Minerals (Barbados) Corp. and its wholly-owned subsidiary	100%
Vista Australia Pty Ltd.	100%
Vitliq Holdings Corp. (incorporated on February 14, 2011)	100%
Vitliq S.A. de C.V. (1% owned by Granges Inc.)	99%

Also see Note 16 — Subsequent Events regarding Idaho Gold Resources LLC.

Basis of Presentation

We have, since our inception, reported to securities regulators in both Canada and the U.S. using Canadian generally accepted accounting principles (“GAAP”) financial statements with a reconciliation to U.S. GAAP.  However, a change in SEC position in late 2009 required Canadian companies, such as Vista, that do not qualify as foreign private issuers to file their financial statements in the U.S. using U.S. GAAP after December 31, 2010.  Therefore, we have retrospectively adopted U.S. GAAP effective January 1, 2011 for all U.S. and Canadian filings.  Canadian securities regulators announced that they will continue to accept U.S. GAAP financial statements.

A comparison of our March 31, 2011 and December 31, 2010 balance sheets in U.S. GAAP to our balance sheet at December 31, 2010 as reported in Canadian GAAP is as follows:

			Canadian
	U.S. GAAP	U.S. GAAP	GAAP
	March 31,	December 31,	December 31,
	2011	2010	2010

Assets
Cash and cash equivalents	$12,686	$39,838	$39,838	(1)
Mineral properties	17,051	16,622	54,195	(2)
Other assets	26,141	26,512	26,409
Total assets	$55,878	$82,972	$120,442

Liabilities	$1,300	$24,630	$24,135	(1)
Shareholders’ equity	54,578	58,342	96,307	(2)
Total liabilities and shareholders’ equity	$55,878	$82,972	$120,442

Notes:

(1)	The decreases in cash and cash equivalents and liabilities are primarily attributable to the repayment of our 10% senior secured convertible notes on March 4, 2011.
(2)

The decreases in mineral properties and shareholders’ equity are primarily due to the conversion to U.S. GAAP from Canadian GAAP. In accordance with U.S. GAAP, our property acquisition costs, including directly related acquisition costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred. Under Canadian GAAP, however, both acquisition costs and exploration expenditures had been capitalized when incurred.

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2010 and 2009 and for each of the three years ended December 31, 2010 and with Note 20 — Differences between Canadian and United States generally accepted accounting principles included in our Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects the financial position as of March 31, 2011 and the results of our operations and cash flows for the three months ended March 31, 2011 and 2010 in conformity with U.S. GAAP.  Interim results of operations for the three months ended March 31, 2011 may not be indicative of

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. dollars, except share, per share and per ounce data, unless otherwise noted)

results that will be realized for the full year ending December 31, 2011.

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include capital costs of projects, mine closure and reclamation obligations, useful lives for asset depreciation purposes, impairment of mineral properties and the calculation of stock-based compensation. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand balances held with banks and certificates of deposit all with maturities of three months or less when purchased.

Marketable Securities

We classify marketable securities as available-for-sale.  Accordingly, these securities are carried at fair value with unrealized gains and losses being reported in other comprehensive income until such time that the securities are disposed of or become impaired.  At that time, any gains or losses will then be realized and reported in our Consolidated Statement of Loss. We use the specific identification method for determining cost in computing realized gains and losses on sales of investment securities.  We evaluate investments in a loss position to determine if such a loss is other-than-temporary.  If so, this loss will be realized and reported in that period.

Mineral Properties

Mineral property acquisition costs, including directly related acquisition costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized.  When proven reserves associated with the projects can be determined, capitalized costs will be depleted using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to loss in that period.

We assess the carrying costs of mineral properties for impairment whenever information and conditions suggest impairment based on estimated future net cash flows from each property using future prices; proven and probable reserves and value beyond proven and probable reserves; and operating, capital and reclamation costs on an undiscounted basis.  If it is determined that the future undiscounted cash flows are less than the carrying value of the property, a write-down to the estimated fair value is charged to loss for the period.  Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

Plant and Equipment

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging primarily from three to ten years. Significant expenditures that increase the life of an asset, including interest capitalized on expenditures on qualifying assets, are capitalized and depreciated over the remaining estimated useful life of the asset. Upon sale or retirement of assets, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations.

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

Warrants

Warrants issued are recorded at fair value.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. dollars, except share, per share and per ounce data, unless otherwise noted)

Stock-based Compensation

We record compensation expense on the granting of all stock-based compensation awards, including stock options grants, restricted stock units grants and restricted stock awards grants, calculated using the fair-value method. We use the Hull-White Trinomial method of determining the fair value of the stock option on the date of the grant. When an employee or non-employee is granted stock options, the fair value of the immediately vested portion is expensed and included within the stock-based compensation balance within shareholders’ equity. As to the options vesting, the fair value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. When an employee or non-employee exercises stock options, the grant-date fair value of the options is transferred to common stock. When options are cancelled, the vested fair-value balance of the stock options is transferred to additional paid in capital. When stock options are forfeited prior to becoming fully vested, any expense previously recorded is reversed through income. When options expire, the related fair value is transferred to additional paid in capital.

We use the fair-value method of determining the fair value of restricted stock units and restricted stock awards on the date of grant.  The fair value is amortized using the straight-line method over the vesting period and expensed on a monthly basis.  On the date of vesting, the grant-date fair value of the restricted stock units or restricted stock awards is transferred to common stock.  When restricted stock units or restricted stock awards are forfeited prior to vesting, any expense previously recorded is reversed through income.

Foreign Currency Exchange Gains or Losses

Our functional currency is the United States dollar. All of our foreign subsidiaries are direct and integral components of Vista and are dependant upon the economic environment of our functional currency.  Therefore, the functional currency of our foreign entities is considered to be the U.S. dollar in accordance with ASC Topic 830, “Foreign Currency Matters,” and accordingly, translation gains and losses are reported in the loss for that period.  Assets and liabilities of these foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period.

Income Taxes

We provide for income taxes using the liability method of tax allocation.  Under this method, future income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities using enacted income tax rates expected to be in effect for the year in which the difference are expected to reverse.

We establish a valuation allowance against the future income tax assets if, based on available information, it is more likely than not that some or all of the assets will not be realized.

Net Loss per Share

Net loss per share is calculated by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Given that the effect of considering the potential issuances of common share equivalents for outstanding options and warrants is anti-dilutive, our weighted average number of shares outstanding has not been adjusted in computing diluted net loss per share.  Accordingly, our basic and diluted net loss per share are the same.

Recent Accounting Pronouncements

Business Combinations

In December 2010, Accounting Standards Codification (“ASC”) guidance for business combinations was updated to clarify existing guidance that requires a public entity to disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only.  The update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The updated guidance became effective for our fiscal year that began on January 1, 2011.  Adoption of this guidance has had no impact on our consolidated financial position, results of operations or cash flows.

Fair Value Accounting

In January 2010, the ASC guidance for fair-value measurements and disclosures was updated to require enhanced detail in the Level 3 reconciliation.  The updated guidance became effective for our fiscal year that began on January 1, 2011.  Adoption of this guidance had no impact on our consolidated financial statements for the three months ended March 31, 2011 and is expected to have minimal impact for the full year.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. dollars, except share, per share and per ounce data, unless otherwise noted)

3.             Amayapampa Disposal Consideration

On April 7, 2008, we entered into an agreement to dispose of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay to us $3,000 in three payments of $1,000. The first of these payments will be due and payable upon the start of Commercial Production (as defined in the purchase and sale agreement) at the Amayapampa gold project followed by $1,000 payments on each of the first and second anniversaries of the start of Commercial Production.  In addition, Republic agreed to pay to us a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable; when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable; and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces, and no NSR payments are due to us if the gold price is below $500.00 per ounce.  The Amayapampa disposal consideration has been accounted for in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.”  The balance of the Amayapampa disposal consideration as of March 31, 2011 was $4,813.  See Note 4 below for details regarding the inputs used in determining the fair value of this asset.

4.             Fair Value of Financial Instruments

U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•                  Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•                  Level 2 — Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•                  Level 3 — Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable.

Our financial instruments include cash and cash equivalents, marketable securities, Amayapampa disposal consideration, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximated fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market, with unrealized gains and losses being reported in other comprehensive income until such time that the securities are disposed of or become impaired.  As such, these financial instruments are included in Level 1 in our fair-value hierarchy.  The value of the Amayapampa disposal consideration was estimated at $4,813 based on probability-weighted cash flow scenarios and assumptions, including future gold prices, estimated gold production and the timing of commencement of Commercial Production, which are management’s best estimates based on current available information.  As such, this financial instrument is included in Level 3 in our fair-value hierarchy.

5.             Marketable Securities

	At March 31, 2011			At December 31, 2010
	Cost	Unrealized gain	Fair value	Cost	Unrealized gain	Fair value

Esperanza Silver Corp.	$10	$180	$190	$10	$203	$213
Black Isle Resources	50	54	104	50	13	63
Nevgold Resources Corp.	87	238	325	87	205	292
Sprott Resources Corp.	220	233	453	220	150	370
Canadian Phoenix	99	19	118	99	12	111
Other	352	115	467	308	346	654
	$818	$839	$1,657	$774	$929	$1,703

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. dollars, except share, per share and per ounce data, unless otherwise noted)

6.             Mineral Properties

	2010	2011
	December 31,	Acquisition costs	Option payments	Capitalized interest	Year to date activity	March 31,

Long Valley, United States	$750	$—	$—	$—	$—	$750
Yellow Pine, United States	800	—	—	—	—	800
Concordia, Mexico	8,448	—	—	379	379	8,827
Guadalupe de los Reyes, Mexico	2,752	—	—	—	—	2,752
Awak Mas, Indonesia	1,586	—	—	—	—	1,586
Mt. Todd, Australia	2,146	—	—	—	—	2,146
La Tastera, Mexico	140	—	50	—	50	190
	$16,622	$—	$50	$379	$429	$17,051

(i)  The amounts disclosed as mineral properties as of December 31, 2010 differ from those previously presented in the U.S. GAAP reconciliation to our Canadian GAAP financial statements by $2,206.  This amount represents option payments expensed as incurred in the years 2002 to 2006, which have been treated as property acquisition costs in these consolidated financial statements prepared in accordance with U.S. GAAP.

(ii)  The recoverability of the carrying values of our mineral properties is dependent upon the successful start-up and commercial production from, or the sale or lease of, these properties, and upon economic reserves being discovered or developed on the properties.  Development and/or start-up of any of these projects will depend on, among other things, management’s ability to raise additional capital for these purposes.  Although we have been successful in raising such capital in the past, there can be no assurance that we will be able to do so in the future.

We have determined that no impairment provision is required.  A write-down in the carrying values of one or more of our mineral properties may be required in the future as a result of events and circumstances, such as our inability to obtain all the necessary permits; changes in the legal status of our mineral properties; government actions; the results of technical evaluation; and changes in economic conditions, including the price of gold and other commodities or input prices.  We regularly evaluate the carrying value of our mineral properties to determine if impairment is required in view of such factors.

(iii)  On February 23, 2011, Vista and Midas Gold, Inc. (“Midas”) announced that Midas, Midas Gold Corp. (“Midas Gold”) and certain subsidiaries of Vista U.S. (“Vista US”) had executed a combination agreement (the “Combination Agreement”), whereby they would contribute their respective Idaho gold assets, which in our case is the Yellow Pine gold project, through a contribution to Midas Gold (the “Combination”).  Following completion of the Combination, Midas Gold would be owned, on a fully diluted basis, 65% by shareholders of Midas and 35% by Vista US.

On April 6, 2011, we announced the closing of the Combination.  See Note 16 — Subsequent Events below.

7.             Plant and Equipment

	March 31, 2011			December 31, 2010
	Cost	Accumulated depreciation and write-downs	Net	Cost	Accumulated depreciation and write-downs	Net

Concordia, Mexico	$18,185	$71	$18,114	$18,185	$63	$18,122
Awak Mas, Indonesia	119	91	28	119	91	28
Mt. Todd, Australia	1,139	548	591	1,110	494	616
Corporate, United States	355	329	26	355	312	43
	$19,798	$1,039	$18,759	$19,769	$960	$18,809

8.             Repayment of Convertible Notes

On March 4, 2011, we used a portion of the net cash proceeds of $33,074 from our October 22, 2010 private placement to repay the outstanding principal of $23,000 and accrued interest of $504 on our 10% senior secured convertible notes (the “Notes”).

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. dollars, except share, per share and per ounce data, unless otherwise noted)

9.             Capital Stock

	Number of shares issued	Common stock
As of December 31, 2010	61,919,752	$349,719

Exercise of employee stock options - cash - Note 11	49,742	73
Exercise of employee stock options - fair value - Note 11	—	78

Issued during the three months ended March 31, 2011	49,742	151

As of March 31, 2011	61,969,494	$349,870

10.          Warrants

	Warrants granted	Valuation	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise prices	Expiry date	Weighted average remaining life (yrs)

As of December 31, 2010	28,347,397	$10,721	(11,683,841)	(525,077)	16,138,480	$3.48

Convertible notes broker warrants	—	(336)	—	(200,000)	(200,000)	6.00	Mar-11	—

As of March 31, 2011	28,347,397	$10,385	(11,683,841)	(725,077)	15,938,480	$3.45		4.5

On March 2, 2011, we announced that the 15,308,044 warrants issued on December 15, 2010 in connection with our private placement of special warrants, began trading March 1, 2011 on the Toronto Stock Exchange (“TSX”) under the symbol VGZ.WT.U (subsequently changed to VGZ.WT.S on March 14, 2011).

On March 4, 2011, the warrants that were issued to the brokers in conjunction with the brokered private placement of the Notes expired.  The value attributable to these warrants has been reclassified to additional paid in capital as a result.

11.          Stock-based Compensation

A summary of the fair value of all awards issued under our stock compensation plans included within shareholders’ equity is as follows:

	March 31,	December 31,
	2011	2010

Stock options	$4,520	$4,570
Restricted stock units	227	125
	$4,747	$4,695

Stock Option Plan

Under our Stock Option Plan (the “Plan”), we may grant options to our directors, officers, employees and consultants of our subsidiaries.  The maximum number of our common shares that may be reserved for issuance under the Plan, together with those reserved for issuance under the LTIP (as discussed below), is a variable number equal to 10% of our issued and outstanding common shares on a non-diluted basis.  Under the Plan, the exercise price of each option shall not be less than the market price of our common shares on the date preceding the date of grant, and an option’s maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between us and the optionee.  Options under the Plan are granted from time to time at the discretion of the board of directors (“Board of Directors” or “Board”), with vesting periods and other terms as determined by the Board.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. dollars, except share, per share and per ounce data, unless otherwise noted)

A summary of option activity under the Plan as of March 31, 2011 and changes during the three-month period then ended is set forth in the following table:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate fair value

Outstanding - December 31, 2010	2,588,661	$3.55	2.90	$463

Exercised	(49,742)	2.37

Outstanding - March 31, 2011	2,538,919	$3.58	2.38	$2,455

Exercisable - March 31, 2011	2,456,419	$3.61	2.31	$2,339

A summary of the fair-value changes included in stock-based compensation within shareholders’ equity as of March 31, 2011 is set forth in the following table:

Fair value
As of December 31, 2010	$4,570

Exercised	(78)
Expensed	28

As of March 31, 2011	$4,520

The total number of stock options outstanding at the end of the quarter is 2,538,919 with exercise prices ranging from approximately $1.77 to $7.96 and remaining lives ranging from 0.13 to 4.71 years.  The total number of options outstanding represents 4.1% of our issued and outstanding capital.

A summary of the status of our unvested stock options as of March 31, 2011 is set forth below:

	Number of shares	Weighted average grant- date fair value
Unvested - December 31, 2010	82,500	$1.36

Unvested - March 31, 2011	82,500	$1.36

As of March 31, 2011, there was $54 of unrecognized compensation expense related to the unvested portion of options outstanding.  This expense is expected to be recognized over a weighted-average period of 0.61 years

Long-term Equity Incentive Plan

In May 2010, our shareholders approved the Long-Term Equity Incentive Plan (the “LTIP”), effective March 8, 2010 (the “Effective Date”).  Under the LTIP, we may grant Restricted Stock Units (“RSU awards”) or Restricted Stock Awards (“RSA awards”) to the directors, officers, employees and consultants of Vista and our subsidiaries.  The maximum number of our common shares that may be reserved for issuance under the LTIP, together with those reserved for issuance under the Plan (as discussed above), is a variable number equal to 10% of our issued and outstanding common shares on a non-diluted basis.  The total number of common shares issuable to our insiders at any time and issued to our insiders within any one-year period under the LTIP, together with any stock options issued under the Plan, shall not exceed 10% of our issued and outstanding common shares on a non-diluted basis.  The total number of common shares issuable to a director under the LTIP shall not exceed the lesser of: (i) 1% of our issued and outstanding common shares; and (ii) an annual award value of $100 per director.

The LTIP is administered by the Board of Directors, which can delegate the administration to the Compensation Committee or to such other officers and employees of Vista as designated by the Board of Directors.  The Board of Directors will determine the persons to whom awards are made; set the size, type, terms and conditions of the awards; fix the prices (if any) to be paid for the award; interpret the LTIP; adopt, amend, rescind and take all other actions it believes are necessary or advisable for the implementation and administration of the LTIP.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. dollars, except share, per share and per ounce data, unless otherwise noted)

Restricted Stock Units

The estimated fair value of each of our RSU awards was determined on the date of grant based on the closing market price of our common shares on the date of grant.

The following table summarizes the RSU awards during the three-month period ended March 31, 2011:

	Number of units	Weighted average grant- date fair value
Unvested - December 31, 2010	177,500	$2.37

Unvested - March 31, 2011	177,500	$2.37

A summary of the amortization of the fair value included in stock-based compensation within shareholders’ equity as of March 31, 2011 is set forth in the following table:

Fair value
As of December 31, 2010	$125

Expensed	102

As of March 31, 2011	$227

As of March 31, 2011, there was $188 of unrecognized compensation expense related to the unvested RSU awards outstanding.  This expense is expected to be recognized over a weighted-average period of 0.45 years.

12.          Additional Paid in Capital

	For the period ended
	March 31,	December 31,
	2011	2010
Balance, beginning of period	$7,565	$6,862

Cancelled options	—	4
Expired options	—	699
Expired warrants — Note 10	336	—

Balance, end of period	$7,901	$7,565

13.          Accumulated Other Comprehensive Income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

Accumulated other comprehensive income

As of December 31, 2010	$929

Increases to fair value during period	276
Decreases due to realization of a gain	(366)

As of March 31, 2011	$839

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands of U.S. dollars, except share, per share and per ounce data, unless otherwise noted)

14.          Geographic and Segment Information

We evaluate, acquire and explore gold exploration and potential development projects, which may lead to gold production.  These activities are focused principally in Australia, North America and Indonesia. We reported no revenues in the three-month periods ended March 31, 2011 and 2010.  Geographic segmentation of mineral properties and plant and equipment is provided in Notes 6 and 7.

15.          Related Party Transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  A founder and partner of Sierra is also one of our directors. Under the terms of the agreement, Sierra provided us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis.  Sierra assists us with our efforts to maintain an investor relations program and provides support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10 during the term of the agreement and issue to Sierra 60,000 of our stock options.  As of March 31, 2011, we had made payments to Sierra under the agreement totaling $240 of which $30 had been paid during the three-month period ended March 31, 2011, and had issued the 60,000 stock options to Sierra with a recorded expense of $54.  On December 15, 2010, we issued an additional 30,000 of our stock options to Sierra, which had a recorded value of $24 as of March 31, 2011.

16.          Subsequent Events

Completion of Combination with Midas Gold, Inc.

On April 6, 2011, we announced the completion of the Combination.  As part of the Combination, each of Midas, Vista US and Idaho Gold Resources LLC contributed their respective gold assets in the Yellow Pine-Stibnite District in Idaho to a new Canadian private company named Midas Gold Corp. (“Midas Gold Corp.”). In exchange for the contribution of our Yellow Pine assets, Vista US was issued 30,402,615 common shares in the capital of Midas Gold Corp. (“Midas Gold Corp. Shares”).

Concurrently with the Combination, Midas Gold Corp. completed a private placement of 6,129,800 Midas Gold Corp. Shares at a purchase price of Cdn$2.50 per share to raise gross proceeds of Cdn$15,325 (the “Private Placement”).  We purchased 1,400,000 Midas Gold Corp. Shares through the Private Placement for an aggregate purchase price of Cdn$3,500.

Following completion of the Combination and the Private Placement, Vista and Vista US together hold 31,802,615 Midas Gold Corp. Shares representing 37.4% (basic) and 34.2% (fully diluted basis) of the issued and outstanding Midas Gold Corp. Shares.

Equity Financing

On April 12, 2011, we announced that we had entered into an agreement with a syndicate of underwriters co-led by GMP Securities L.P. and Wellington West Capital Markets Inc. (the “Underwriters”), pursuant to which the Underwriters agreed to purchase, on a bought deal basis, 9,000,000 of our common shares at a price of Cdn$3.30 per common share (the “Issue Price”) for aggregate gross proceeds of Cdn$29,700 (the “Offering”). The common shares were sold by way of a prospectus supplement to our existing base shelf prospectus dated April 27, 2009 and filed with the securities commissions in all of the provinces and territories of Canada (other than the Province of Québec) and in the United States by way of a prospectus supplement to our base shelf prospectus included in our shelf registration statement filed with the SEC on April 28, 2009.

We granted the Underwriters an over-allotment option to purchase additional common shares in an amount equal to up to 15% of the number of common shares sold pursuant to the Offering at the Issue Price, exercisable at any time up to 30 days from the closing of the Offering.

On April 20, 2011, the Offering was completed, and as such, the over-allotment option is exercisable at any time until May 20, 2011.  We intend to use the net proceeds of the Offering as follows: (i) advancement of the Mt. Todd project; (ii) exploration at the Guadalupe de los Reyes gold-silver project; (iii) permitting process at the Concordia gold project; and (iv) general corporate administrative purposes of the Company.

On April 21, 2011, Sun Valley Gold LLC (“Sun Valley”) announced that it had acquired control and direction over 6,060,000 of our common shares for a subscription price of CAD $3.30 per share as part of the Offering.  Following completion of the Offering, Sun Valley announced that it exercises control and direction over an aggregate of 8,233,913, or 11.61%, of our issued and outstanding common shares and 2,173,913 of our common share purchase warrants that are trading on the TSX.  Sun Valley announced that if it exercised these warrants, together with the common shares it already holds, Sun Valley would have control and direction over 14.24% of our issued and outstanding common shares, without considering any of our other convertible securities.

Resale Registration Statement

On May 5, 2011, our resale registration statement on Form S-3, which we agreed to file pursuant to the terms of our October 22, 2010 private placement of 14,666,739 special warrants, was declared effective. The registration statement registers for resale common shares, warrants and common shares acquirable upon the exercise of warrants held by certain security holders named in the prospectus contained in the registration statement. The registration statement also registers our issuance of common shares underlying the warrants by holders that purchase the warrants pursuant to the resale registration statement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. (“Vista”, the “Corporation”, “we,” or “our”) for the three-month period ended March 31, 2011 has been prepared based on information available to us as of May 5, 2011.  This MD&A should be read in conjunction with our annual consolidated financial statements for the three years ended December 31, 2010 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada and with Note 20 — Differences between Canadian and United States generally accepted accounting principles and with our accompanying consolidated interim financial statements for the period ended March 31, 2011 (collectively, the “Consolidated Financial Statements”).  This MD&A contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.  See “Note Regarding Forward-Looking Statements” below.

All amounts stated herein are in U.S. dollars in thousands, except per share amounts, per warrant amounts, per ounce amounts, common share amounts, warrant amounts, stock option amounts, per tonne amounts, exchange rates and the amounts listed in the tables and text within the “Project Updates” section below, unless otherwise noted.

Results from Operations

Our consolidated net loss for the three-month period ended March 31, 2011 was $3,877 or $0.06 per share compared to $3,488 or $0.08 per share for the same period in 2010.  For the three-month period ended March 31, 2011, the increase in the consolidated net loss of $389 from the respective prior period is primarily the result of an increase in exploration, property evaluation and holding costs of $531, an increase in corporate administration and investor relations of $107, an increase in the loss on currency translation of $57 and a decrease in interest income of $42; these amounts have been partially offset by a decrease in interest expense of $221 and an increase in the gain on disposal of marketable securities of $153.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $2,949 during the three-month period ended March 31, 2011, compared with $2,418 for the same period in 2010.  The increase of $531 from the respective prior period is primarily due to an increase in the following:

•                  An increase in expenses at our Concordia gold project of $311 from the respective prior period.  This increase is mostly the result of increased community relations costs and legal costs as we work towards obtaining the necessary permits.

•                  An increase in expenses at our Yellow Pine gold project of $160 from the respective prior period.  This increase is mostly the result of costs incurred in relation to the combination (the “Combination”) with Midas Gold, Inc. (“Midas”) completed on April 6, 2011, as well as costs shared with Midas as part of a cost-sharing agreement; and

•                  An increase in expenses at our Mt. Todd gold project of $67 from the respective prior period.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $1,098 during the three-month period ended March 31, 2011, compared with $991 for the same period in 2010.  The increase of $107 from the respective prior period is primarily due to increases in employee-related expenses of $35, legal and professional fees of $67 and compliance costs of $46.  These increases were partially offset by a decrease in miscellaneous expenses of $42.

Depreciation and amortization

Depreciation and amortization expense was $79 for the three-month period ended March 31, 2011, approximately level with $72 for the same period in 2010.

Interest expense

Interest expense was $120 for the three-month period ended March 31, 2011, as compared with $341 for the same period in 2010.  The decrease of $221 from the respective prior period is attributable to the repurchase of a portion of our then outstanding 10% senior secured convertible notes (the “Notes”) in May 2010 and the repayment of the Notes on March 4, 2011.  For the 2010 period, we were accruing interest on the principal amount of the $28,667 outstanding Notes, whereas for the 2011 period, we were accruing interest on the principal amount of the $23,000 outstanding Notes as a result of the extinguishment of the principal amount of $5,667 of the Notes in May 2010.  For the three-month period ended March 31, 2011, $24 is attributable to the amortization of the Note issuance costs and $96 is attributable to interest expense.  These amounts are approximately 24% of the full interest expense associated with the issuance of the Notes.  We capitalized the remaining 76% as additions to mineral properties in accordance with ASC 835-20, “Capitalization of Interest” and our accounting policy.

Other income and expense

Gain on disposal of marketable securities

For the three-month period ended March 31, 2011, we realized a gain of $366 on the disposal of marketable securities, compared with a gain of $213 for the same period in 2010.  The gain for the three-month period in 2011 resulted from the sale of securities that had a book value of $26, and the gain for the same period in 2010 resulted from the sale of securities that had a book value of $15.

At March 31, 2011, we held marketable securities available-for-sale with a quoted market value of $1,657.  We purchased the securities for investing purposes with the intent to hold the securities until such time as it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities continuously in order to mitigate the risk of loss on the investment.

Interest income

Interest income decreased to $12 for the three-month period ended March 31, 2011, as compared with $54 for the same period in 2010.  The decrease of $42 from the respective prior period was mostly the result of a decrease in cash balances during the quarter ended March 31, 2011.  The outstanding cash balance as of March 31, 2010 was $25,152 as compared with $12,686 at March 31, 2011.  Also contributing to this decrease was lower interest rates in the market.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $4,468 for the three-month period ended March 31, 2011, as compared to $3,614 for the same period in 2010.  The increase of $854 is mostly the result of an increase in interest paid of $504 on the then outstanding Notes for the three-month period ended March 31, 2011.  The Notes matured on March 4, 2011, and accordingly, we paid the outstanding principal and interest owing to that date.  Also, contributing to the increase in cash used for the 2011 period was an increase in the net loss of $389 and an increase in cash used for accounts payable, accrued liabilities and other of $55.

Investing activities

Net cash used in investing activities was $243 for the three-month period ended March 31, 2011, as compared to $358 for the same period in 2010.  The decrease in cash used in investing activities of $115 is primarily due to an increase in proceeds received from the sale of marketable securities of $164, which has been partially offset by a decrease in additions to plant and equipment of $41 and a decrease in short-term investments of $250.

Financing activities

Net cash used in financing activities was $22,927 for the three-month period ended March 31, 2011.  There was no cash used in or provided by financing activities for the same period in 2010.  On March 4, 2011, we used a portion of the net cash proceeds of $33,074 from our October 22, 2010 private placement of special warrants to repay the outstanding principal amount of $23,000 on the Notes.  We also received cash from stock option exercises of $73 for the three-month period ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2011, our total assets were $55,878 compared to $82,972 at December 31, 2010, representing a decrease of $27,094.  The decrease in total assets is primarily due to the decrease in our cash balances.  At March 31, 2011, we had working capital of $13,955, as compared with working capital of $17,995 at December 31, 2010, representing a decrease of $4,040.  This decrease in working capital relates primarily to a decrease in cash balances of $27,152, as well as the repayment of our outstanding $23,000 principal amount of the Notes on March 4, 2011.

The principal components of working capital at March 31, 2011 are cash and cash equivalents of $12,686.  The principal components of working capital at December 31, 2010 were cash and cash equivalents of $39,838 and the Notes of $23,000.  Other components include marketable securities (March 31, 2011 - $1,657; December 31, 2010 - $1,703) and other liquid assets (March 31, 2011 - $912; December 31, 2010 - $1,084).

As a result of the delay in obtaining the Change of Forest Land Use Permit (“CUSF”) at the Concordia gold project and the current uncertainty in the resource and financial markets, management has adopted a revised plan and budget for the year 2011. The plan continues those programs necessary to expedite the development of the Concordia gold project, to advance the Mt.

Todd feasibility studies, to initiate the permitting phases at Mt. Todd and to undertake an exploration program at Guadalupe de los Reyes, while minimizing expenditures in other areas. The budget contemplates two financing assumptions: (1) that project development expenditures at Concordia would occur only after the receipt of permits and the completion of project-related financing; and (2) that additional financing would be required in 2011 to have sufficient working capital to fund our planned operations.

On March 4, 2011, we used a portion of the net cash proceeds from our October 22, 2010 $33,074 private placement of special warrants to repay the outstanding principal amount of $23,000 of the Notes and all accrued and unpaid interest of $504.

On April 11, 2011, we announced that we had entered into an agreement for an equity financing of 9,000,000 of our common shares at a price of Cdn$3.30 per common share for aggregate gross proceeds of Cdn$29,700.  With this additional financing, we should have sufficient working capital to fund our planned operations through the end of 2012.  See Subsequent Events below.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Contractual Obligations

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Purchase obligations(1)	$200	$100	$100	$—	$—
Operating lease obligations	$84	$84	$—	$—	$—
Total	$284	$184	$100	$—	$—

(1)          Purchase obligations include option payments totaling $200 for the Yellow Pine gold project.  We still have outstanding $200, of which $100 is to be paid in less than a year and $100 is to be paid in 1 to 3 years.  As a result of having completed the Combination, Midas Gold Corp. has assumed the obligation for these two option payments totaling $200.

Transactions with Related Parties

Agreement with Sierra Partners LLC

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  A founder and partner of Sierra is also one of our directors. Under the terms of the agreement, Sierra provided us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis.  Sierra assists us with our efforts to maintain an investor relations program and provides support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10 during the term of the agreement and issue to Sierra 60,000 of our stock options.  As of March 31, 2011, we had made payments to Sierra under the agreement totaling $240, of which $30 had been paid during the three-month period ended March 31, 2011, and had issued the 60,000 stock options to Sierra with a recorded expense of $54.  On December 15, 2010, we issued an additional 30,000 of our stock options to Sierra, which had a recorded value of $24 as of March 31, 2011.

Project Updates

Amounts and numbers contained within the tables and the text in this “Project Updates” section are not stated in thousands of U.S. dollars.

New Preliminary Feasibility Study, January 2011

On January 4, 2011, we announced the positive results of a new Pre-Feasibility Study (“PFS”) for the Batman deposit at our Mt. Todd gold project. The new PFS was managed by Tetra Tech, and expands upon the PFS previously completed by Tetra Tech and announced on August 18, 2010.  Tetra Tech undertook the resource modeling and estimation, geotechnical, environmental and site reclamation engineering and design in the new PFS. Mr. John Rozelle, PG, Manager of Tetra Tech’s Mineral Resource Division and Principal Geologist, an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of Tetra Tech. Mr. Thomas Dyer, P.E., of MDA of Reno, Nevada, an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of MDA.  Mr. Rozelle and Mr. Dyer prepared or supervised the preparation of the information that forms the basis for the scientific and technical information disclosed herein. The technical report summarizing the results of the PFS and updated mineral resource estimate entitled “10.65 MTPY Preliminary Feasibility Study, NI 43-101 Technical Report, Mt Todd Gold Project, Northern Territory, Australia” dated January 28, 2011 is available on SEDAR at www.sedar.com.

The new PFS evaluates the viability of a 30,000 tonne per day processing facility and the optimized extraction of the estimated mineral resource. The previous PFS was constrained to treating mineralized material, the volume of which would be accommodated in the existing tailings disposal facility (60,000,000 tonnes), and the operating rate was 18,500 tonnes per day of ore compared to the higher, and more economical rate of 30,000 tonnes per day considered in the new PFS. A new tailings disposal facility would be constructed to accommodate the excess tails from the increased ore reserves.

Subsequent Events

Completion of the Combination with Midas Gold, Inc.

On April 6, 2011, we announced the completion of the Combination involving Midas, our wholly-owned subsidiary, Vista Gold U.S. Inc. (“Vista US”) and Vista US’s wholly-owned subsidiary, Idaho Gold Resources, LLC (“Idaho Gold”).  As part of the Combination, each of Midas, Vista US and Idaho Gold contributed their respective gold assets in the Yellow Pine-Stibnite District in Idaho to a new Canadian private company named Midas Gold Corp. (“Midas Gold Corp.”). In exchange for the contribution of our Yellow Pine assets, Vista US was issued 30,402,615 common shares in the capital of Midas Gold Corp. (“Midas Gold Corp. Shares”).

Concurrently with the Combination, Midas Gold Corp. completed a private placement of 6,129,800 Midas Gold Corp. Shares at a purchase price of Cdn$2.50 to raise gross proceeds of Cdn$15,325 (the “Private Placement”).  We purchased 1,400,000 Midas Gold Corp. Shares through the Private Placement for an aggregate purchase price of Cdn$3,500.

Following the Combination and the Private Placement, we hold 31,802,615 Midas Gold Corp. Shares representing 37.4% (basic) and 34.2% (fully diluted basis) of the issued and outstanding Midas Gold Corp. Shares.

Equity Financing

On April 12, 2011, we announced that we had entered into an agreement with a syndicate of underwriters co-led by GMP Securities L.P. and Wellington West Capital Markets Inc. (the “Underwriters”), pursuant to which the Underwriters agreed to purchase, on a bought deal basis, 9,000,000 of our common shares at a price of Cdn$3.30 per common share (the “Issue Price”) for aggregate gross proceeds of Cdn$29,700 (the “Offering”). The common shares were sold in Canada by way of a prospectus supplement to our existing base shelf prospectus dated April 27, 2009 and filed with the securities commissions in all of the provinces and territories of Canada (other than the Province of Québec) and in the United States by way of a prospectus supplement to our base shelf prospectus included in our shelf registration statement filed with the SEC on April 28, 2009.

We granted the Underwriters an over-allotment option to purchase additional common shares in an amount equal to up to 15% of the number of common shares sold pursuant to the Offering at the Issue Price, exercisable at any time up to 30 days from the closing of the Offering.

On April 20, 2011, the Offering was completed, and as such, the over-allotment option is exercisable at any time until May 20, 2011. We intend to use the net proceeds of the Offering as follows: (i) advancement of the Mt. Todd project; (ii) exploration at the Guadalupe de los Reyes gold-silver project; (iii) permitting process at the Concordia gold project; and (iv) general corporate administrative purposes of the Company.

On April 21, 2011, Sun Valley Gold LLC (“Sun Valley”) announced that it had acquired control and direction over 6,060,000 of our common shares for a subscription price of CAD $3.30 per share as part of the Offering.  Following completion of the Offering, Sun Valley announced that it exercises control and direction over an aggregate of 8,233,913, or 11.61%, of our issued and outstanding common shares and 2,173,913 of our common share purchase warrants that are trading on the TSX.  Sun Valley announced that if it exercised these warrants, together with the common shares it already holds, Sun Valley would have control and direction over 14.24% of our issued and outstanding common shares, without considering any of our other convertible securities.

Resale Registration Statement

On May 5, 2011, our resale registration statement on Form S-3, which we agreed to file pursuant to the terms of our October 22, 2010 private placement of 14,666,739 special warrants, was declared effective. The registration statement registers for resale common shares, warrants and common shares acquirable upon the exercise of warrants held by certain security holders named in the prospectus contained in the registration statement. The registration statement also registers our issuance of common shares underlying the warrants by holders that purchase the warrants pursuant to the resale registration statement.

United States Generally Accepted Accounting Principles (“U.S. GAAP”)

We have, since our inception, reported to securities regulatory authorities in both Canada and the U.S. using Canadian GAAP financial statements with a reconciliation to U.S. GAAP.  However, a change in SEC position in late 2009 required Canadian companies, such as Vista, that do not qualify as foreign private issuers, to file their financial statements in the U.S. using U.S. GAAP after December 31, 2010.  Therefore, we have retrospectively adopted U.S. GAAP effective January 1, 2011 for all U.S. and Canadian filings.  Canadian securities regulators announced that they will continue to accept U.S. GAAP financial statements.

Certain U.S. Federal Income Tax Considerations

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future.  Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs.  Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2010, under “Part II.  Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations.”

Note Regarding Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.   All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•      proposed use of proceeds from our private placement completed in October 2010 and our public offering completed in April 2011;

•      estimates of future operating and financial performance;

•      potential funding requirements and sources of capital;

•      the timing, performance and results of feasibility studies;

•      plans and anticipated effects of the holding of approximately 34.2% of the issued and outstanding shares of Midas Gold Corp. (on a fully diluted basis);

•      timing and receipt of required land use, environmental and other permits for the Concordia gold project and timing for completion of drilling and testing programs at the Concordia gold project;

•      timing and outcome for the amendment to our application for the Change of Forest Land Use Permit (which we refer to as the “CUSF”) for the Concordia gold project and the anticipated re-filing of the application with the Mexican Secretariat of the Environment and Natural Resources (which we refer to as “SEMARNAT”);

•      capital and operating cost estimates for the Concordia gold project, and anticipated timing for the commencement of construction at the Concordia gold project;

•      plans for evaluation of the Mt. Todd gold project;

•      preliminary assessment and preliminary feasibility study results and plans for a definitive feasibility study at the Mt. Todd gold project;

•      future business strategy, competitive strengths, goals and expansion and growth of our business;

•      our potential status as a producer;

•      plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs; and

•      estimates of mineral reserves and mineral resources.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors, which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and information. These factors include such risks as:

•      feasibility study results and preliminary assessment results and the accuracy of estimates on which they are based;

•      the economic viability of deposits;

•      our ability to obtain, renew or maintain the necessary authorizations and permits for our business, including our development plans and operating activities;

•      delays in commencement of construction on the Concordia gold project;

•      status of our required governmental permits for the Concordia gold project;

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

•      possible impairment or write-down of the carrying value of the Concordia gold project if the CUSF is not granted;

•      increased costs that affect our financial condition;

•      a shortage of equipment and supplies;

•      whether our acquisition, exploration and development activities will be commercially successful;

•      acquisition and integration issues;

•      trading price of our securities and our ability to raise funds in new share offerings due to future sales of our common shares in the public or private market and our ability to raise funds from the exercise of our warrants;

•      fluctuations in the price of our securities;

•      the lack of dividend payments by us;

•      the success of future joint ventures and partnerships relating to our properties;

•      our lack of recent production and limited experience in producing;

•      reclamation liabilities, including reclamation requirements at the Mt. Todd gold project;

•      our history of losses from operations;

•      historical production not being indicative of potential future production;

•      future water supply issues;

•      environmental lawsuits;

•      lack of adequate insurance to cover potential liabilities;

•      our ability to retain and hire key personnel;

•      fluctuations in the price of gold;

•      inherent hazards of mining exploration, development and operating activities;

•      the accuracy of calculations of mineral reserves, mineral resources and mineralized material and fluctuations therein based on metal prices, inherent vulnerability of the ore and recoverability of metal in the mining process;

•      changes in environmental regulations to which our exploration and development operations are subject;

•      changes in climate change regulations;

•      changes in corporate governance and public disclosure regulations;

•      uncertainty related to our receipt of future payments in connection with our disposal of the Amayapampa gold project;

•      intense competition in the mining industry;

•      our ability to raise additional capital on favorable terms, if at all;

•      conflicts of interest of some of our directors as a result of their involvement with other natural resource companies;

•      potential challenges to our title to our mineral properties;

•      political and economic instability in Mexico and Indonesia;

•      fluctuation in foreign currency values; and

•      our likely status as a PFIC for U.S. federal tax purposes.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010, under “Part I—Item 1A. Risk Factors”.  The foregoing section of our 2010 Form 10-K is incorporated by reference in this filing and investors should refer to it.  Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurances that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged in the acquisition of gold projects and related activities, including exploration, engineering, permitting and the preparation of feasibility studies.  The value of our properties is related to the price of gold, and changes in the price of gold could affect our ability to generate revenue from our portfolio of gold projects.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The price of gold fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $1,410 by December 31, 2010 and was $1,439 at March 31, 2011 and $1,488.30 at May 5, 2011.  The demand for, and supply of, gold affects gold prices, but not necessarily in the same manner in which demand and supply affects the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because we have exploration operations in North America, Indonesia and Australia, we are subject to foreign currency fluctuations.  We do not engage in currency hedging to offset any risk of currency fluctuations, as insignificant monetary amounts are held in foreign currencies for land holding costs related to the properties owned.

ITEM 4.   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

At the end of the period covered by this quarterly report on Form 10-Q for the period ended March 31, 2011, an evaluation was carried out under the supervision of, and with the participation of, our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we are required to file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors set forth in our 2010 Form 10-K as filed with the SEC on March 14, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   [REMOVED AND RESERVED]

ITEM 5.   OTHER INFORMATION

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Corporation.

Our U.S. exploration properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During our fiscal quarter ended March 31, 2011, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

VISTA GOLD CORP.
(Registrant)

Date: May 10, 2011	By:	/s/ Michael B. Richings
Michael B. Richings
Executive Chairman and Chief Executive Officer

Date: May 10, 2011	By:	/s/ Gregory G. Marlier
Gregory G. Marlier
Chief Financial Officer