Form 10-Q
period 2011-06-30
VISTA GOLD CORP
filed 2011-08-09
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,166,413 common shares, without par value, outstanding at August 8, 2011.

VISTA GOLD CORP.
(An Exploration Stage Enterprise)
FORM 10-Q
For the Quarter Ended June 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in U.S. dollars and in thousands, except shares)

	June 30,	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$32,991	$39,838
Marketable securities - Note 5	1,129	1,703
Other current assets	1,051	1,084
Total current assets	35,171	42,625

Non-current assets:
Mineral properties - Note 6	16,251	16,622
Plant and equipment - Note 7	18,739	18,809
Amayapampa disposal consideration - Note 3	4,813	4,813
Long-term investment - Note 3	82,504	-
Deferred debt issuance costs	-	103
Total non-current assets	122,307	40,347

Total assets	$157,478	$82,972

Liabilities and Shareholders' Equity:
Current liabilities:
Convertible notes - Note 9	$-	$23,000
Accounts payable	157	147
Accrued interest payable	-	109
Accrued liabilities and other	1,651	1,374
Total current liabilities	1,808	24,630

Non-current liabilities:
Deferred tax liability - Note 8	23,589	-
Total non-current liabilities	23,589	-

Total liabilities	25,397	24,630

Capital stock, no par value: - Note 10
Common - unlimited shares authorized; shares outstanding:
2011 - 71,132,913 and 2010 - 61,919,752	378,848	349,719
Stock-based compensation - Note 11	5,419	4,695
Warrants - Note 12	10,958	10,721
Additional paid-in capital - Note 13	7,901	7,565
Accumulated other comprehensive income - Note 14	355	929
Deficit	(239,086)	(239,086)
Accumulated deficit during exploration stage	(32,314)	(76,201)
Total shareholders' equity	132,081	58,342

Total liabilities and shareholders' equity	$157,478	$82,972

Subsequent Event – Note 19

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)
(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,		Cumulative during Exploration
	2011	2010	2011	2010	Stage

Operating income and (expenses):
Exploration, property evaluation and holding costs	$(4,854)	$(4,117)	$(7,803)	$(6,535)	$(44,154)
Corporate administration and investor relations	(1,658)	(1,076)	(2,757)	(2,067)	(29,329)
Depreciation and amortization	(81)	(60)	(160)	(132)	(1,080)
Loss on extinguishment of convertible debt	-	(1,633)	-	(1,633)	(1,218)
Gain/(loss) on currency translation	45	(130)	36	(82)	(127)
Gain on disposal of mineral property, net	77,807	-	77,807	-	79,668
Total operating income/(loss)	71,259	(7,016)	67,123	(10,449)	3,760

Non-operating income and (expenses):
Gain on sale of marketable securities	81	-	447	213	7,790
Write down of marketable securities	-	-	-	-	(849)
Interest income	14	35	26	89	2,789
Interest expense	-	(374)	(120)	(715)	(4,096)
Other income/(expense)	(1)	77	-	96	(5,256)
Total non-operating income/(loss)	94	(262)	353	(317)	378

Income/(loss) from continuing operatons before income taxes	71,353	(7,278)	67,476	(10,766)	4,138
Deferred income tax expense	(23,589)	-	(23,589)	-	(23,589)
Income/(loss) from continuing operations after income taxes	47,764	(7,278)	43,887	(10,766)	(19,451)
Loss from discontinued operations	-	-	-	-	(12,863)

Net income/(loss)	$47,764	$(7,278)	$43,887	$(10,766)	$(32,314)

Other comprehensive income/(loss), net of tax
Unrealized fair-value decrease on available-for-sale securities - Note 8	$(403)	$(49)	$(127)	$(4)
Realized gain on available-for-sale securities	(81)	-	(447)	(187)
	(484)	(49)	(574)	(191)
Comprehensive income/(loss)	$47,280	$(7,327)	$43,313	$(10,957)

Earnings per share:
Basic:
Weighted average number of shares outstanding	69,088,613	46,405,227	65,524,530	45,546,894
Income/(loss) per share	$0.69	$(0.16)	$0.67	$(0.24)
Diluted:
Weighted average number of shares outstanding	69,536,081	46,405,227	66,193,065	45,546,894
Income/(loss) per share	$0.69	$(0.16)	$0.66	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollar amounts in U.S. dollars and in thousands)

	Common stock	Stock-based compensation	Warrants	Additional paid-in capital	Deficit	Accumulated other comprehensive income	Total shareholders' equity

Balances at December 31, 2010	$349,719	$4,695	$10,721	$7,565	$(315,287)	$929	$58,342

Issued during the period	28,400	671	588	-	-	-	29,659
Stock options exercised during period	666	(224)	-	-	-	-	442
Stock options expensed during period	-	88	-	-	-	-	88
Restricted stock units expensed during period	-	189	-	-	-	-	189
Warrants expired during period	-	-	(336)	336	-	-	-
Warrants exercised during period	63	-	(15)	-	-	-	48
Other comprehensive loss	-	-	-	-	-	(574)	(574)
Net income	-	-	-	-	43,887	-	43,887

Balances at June 30, 2011	$378,848	$5,419	$10,958	$7,901	$(271,400)	$355	$132,081

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in U.S. dollars and in thousands)

	Three months ended June 30,		Six months ended June 30,		Cumulative during Exploration
	2011	2010	2011	2010	Stage
Cash flows from operating activities:
Net income/(loss) for the period	$47,764	$(7,278)	$43,887	$(10,766)	$(19,451)
Adjustments to reconcile income/(loss) for the period to cash used in operations:
Depreciation and amortization	81	60	160	132	1,080
Stock-based compensation	817	127	948	224	5,988
Gain on disposal of marketable securities	(81)	-	(447)	(213)	(7,790)
Loss on extinguishment of convertible notes	-	1,633	-	1,633	1,218
Interest expense	-	374	120	715	4,096
Gain on disposal of mineral property	(78,072)	-	(78,072)	-	(79,933)
Transaction costs	-	-	-	-	1,841
Write down of marketable securites	-	-	-	-	849
Deferred tax expense	23,589	-	23,589	-	23,589
Other non-cash items	-	-	-	-	2,215
Change in working capital account items:
Other current assets	(132)	(179)	41	(434)	(1,305)
Accrued interest payable	-	(1,150)	(505)	(1,150)	(8,091)
Accounts payable, accrued liabilities and other	511	338	288	170	(496)
Net cash used in operating activities	(5,523)	(6,075)	(9,991)	(9,689)	(76,190)

Cash flows from investing activities:
Acquisition of marketable securities	(58)	(7)	(128)	(7)	(1,487)
Proceeds from sale of marketable securities	184	-	576	228	11,033
Acquisition of long-term investment	(3,632)	-	(3,632)	-	(3,632)
Sale of short-term investments	-	-	-	250	-
Additions to mineral property	-	-	(50)	(50)	(6,813)
Additions to plant and equipment	(61)	(110)	(90)	(180)	(19,562)
Proceeds on disposal of mineral property	-	-	-	-	188
Proceeds on disposal of plant and equipment	-	-	-	-	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	-	-	-	-	(24,517)
Net cash provided by/used in investing activities	(3,567)	(117)	(3,324)	241	(44,738)

Cash flows from financing activities:
Net proceeds from equity financings - Note 10	28,988	-	28,988	-	137,074
Repayment of convertible notes	-	(2,233)	(23,000)	(2,233)	(26,108)
Proceeds from exercise of warrants	48	-	48	-	39,068
Proceeds from exercise of stock options	359	-	432	-	3,523
Issuance of convertible notes	-	-	-	-	28,345
Transaction costs	-	-	-	-	(1,841)
Net cash provided by/(used in) financing activities	29,395	(2,233)	6,468	(2,233)	180,061

Increase/(decrease) in cash and cash equivalents	20,305	(8,425)	(6,847)	(11,681)	59,133
Decrease in cash and cash equivalents - discontinued operations	-	-	-	-	(26,816)
Net increase/(decrease) in cash and cash equivalents	20,305	(8,425)	(6,847)	(11,681)	32,317

Cash and cash equivalents, beginning of period	12,686	25,152	39,838	28,408	674

Cash and cash equivalents, end of period	$32,991	$16,727	$32,991	$16,727	$32,991

Supplemental cash flow information – Note 16

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

1.           Nature of Operations

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Corporation,” “we,” “our” or “us”) operate in the mining industry and are focused on the evaluation, acquisition and exploration of gold exploration and potential development projects, which may lead to gold production as well as the realization of market value of our assets. As such, we are considered an Exploration Stage Enterprise. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling, and/or reengineering the operating assumptions underlying previous engineering work.

We are continuing to move our more advanced projects through technical, engineering and feasibility studies in preparation for mine development so that production decisions can be made on those projects.

2.            Significant Accounting Policies

Principles of Consolidation

The consolidated interim financial statements of Vista consolidate the accounts of entities in which we have a controlling financial interest under the voting control model.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.  Our subsidiaries and percentage ownership in these entities as of June 30, 2011 are:

Ownership
Vista Gold U.S., Inc. and its subsidiary	100%
Vista California, LLC	100%
Granges Inc. (previously called Granges (Canada) Inc.)	100%
Desarrollas Zapal Holding Corp. (previously called Minera Paredones Amarillos Holding Corp.) and its subsidiaries	100%
Desarrollas Zapal S.A. de C.V. (previously called Minera Paredones Amarillos S.A. de C.V.) (1% owned by Granges Inc.) and its subsidiaries	99%
Servicios Administrativos MPA S.A. de C.V. (1% owned by Granges Inc.)	99%
Servicios Industriales MPA S.A. de C.V. (1% owned by Granges Inc.)	99%
Vista Gold (Barbados) Corp. and its wholly-owned subsidiary	100%
Salu Siwa Pty. Ltd and its subsidiary	100%
PT Masmindo Dwi (1% owned by Vista Gold (Barbados) Corp.)	99%
Vista Minerals (Barbados) Corp. and its wholly-owned subsidiary	100%
Vista Australia Pty Ltd.	100%
Vitliq Holdings Corp.	100%
Vitliq S.A. de C.V. (1% owned by Granges Inc.)	99%

Basis of Presentation

We have, from our inception until December 31, 2010, reported to securities regulators in both Canada and the U.S. using Canadian generally accepted accounting principles (“GAAP”) financial statements with reconciliation to U.S. GAAP.  However, a change in SEC position in late 2009 required Canadian companies, such as Vista, that do not qualify as foreign private issuers to file their financial statements in the U.S. using U.S. GAAP for periods beginning after December 31, 2010.  Therefore, we have retrospectively adopted U.S. GAAP effective January 1, 2011 for all U.S. and Canadian filings.  Canadian securities regulators announced that they will continue to accept financial statements prepared in accordance with U.S. GAAP.

A comparison of our June 30, 2011 and December 31, 2010 balance sheets in U.S. GAAP to our balance sheet at December 31, 2010 as reported in Canadian GAAP is as follows:

VISTA GOLD CORP. (An Exploration Stage Enterprise)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

			Canadian
	U.S. GAAP	U.S. GAAP	GAAP
	June 30,	December 31,	December 31,
	2011	2010	2010

Assets:
Cash and cash equivalents	$32,991	$39,838	$39,838
Mineral properties (1)	16,251	16,622	54,195
Other assets	108,236	26,512	26,409
Total assets	$157,478	$82,972	$120,442

Liabilities	$25,397	$24,630	$24,135
Shareholders' equity (1)	132,081	58,342	96,307
Total liabilities and shareholders' equity	$157,478	$82,972	$120,442

Note:

(1)
The decrease in mineral properties and increase in the accumulated deficit during exploration stage is primarily due to the conversion to U.S. GAAP from Canadian GAAP.  In accordance with U.S. GAAP, our property acquisition costs, including directly related acquisition costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred.  Under Canadian GAAP, however, both acquisition costs and exploration expenditures had been capitalized when incurred.

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2010 and 2009 and for each of the three years ended December 31, 2010 and with Note 20 – Differences between Canadian and United States generally accepted accounting principles included in our Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of June 30, 2011 and the results of our operations and cash flows for the six months ended June 30, 2011 and 2010 in conformity with U.S. GAAP.  Interim results of operations for the six months ended June 30, 2011 may not be indicative of results that will be realized for the full year ending December 31, 2011.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include capital costs of projects, mine closure and reclamation obligations, useful lives for asset depreciation purposes, impairment of mineral properties, valuation of investments and the calculation of stock-based compensation. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand balances held with banks and certificates of deposit all with maturities of three months or less when purchased.

Marketable Securities

We classify marketable securities as available-for-sale.  Accordingly, these securities are carried at fair value with unrealized gains and losses being reported in other comprehensive income until such time that the securities are disposed of or become impaired.  At that time, any gains or losses will then be realized and reported in our Consolidated Statement of Income/(Loss). We use the specific identification method for determining cost in computing realized gains and losses on sales of investment

VISTA GOLD CORP. (An Exploration Stage Enterprise)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

securities.  We evaluate investments in a loss position to determine if such a loss is other-than-temporary.  If so, such loss will be recognized and reported during that period.

Mineral Properties

Mineral property acquisition costs, including directly related acquisition costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred.  When we determine that a mineral property can be economically developed in accordance with U.S. GAAP, the costs then incurred to develop such property are capitalized.  When proven reserves associated with the projects can be determined, capitalized costs will be depleted using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to loss in that period.

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment.  Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis.  If it is determined that the future undiscounted cash flows are less than the carrying value of the property, a write down to the estimated fair value is charged to loss for the period.  Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

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

Warrants

Warrants and compensation options issued are recorded at fair value.

Stock-Based Compensation

We record compensation expense on the granting of all stock-based compensation awards, including stock options grants, restricted stock units grants and restricted stock awards grants, calculated using the fair-value method. We use the Hull-White Trinomial method of determining the fair value of the stock option on the date of the grant. When an employee or non-employee is granted stock options, the fair value of the immediately vested portion is expensed and included within the stock-based compensation balance within shareholders’ equity. As to the options vesting, the fair value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. When an employee or non-employee exercises stock options, the grant-date fair value of the options is transferred to common stock. When options are cancelled, the vested fair-value balance of the stock options is transferred to additional paid-in capital. When stock options are forfeited prior to becoming fully vested, any expense previously recorded is reversed through income. When options expire, the related fair value is transferred to additional paid-in capital.

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

VISTA GOLD CORP. (An Exploration Stage Enterprise)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

Foreign Currency Exchange Gains or Losses

Our functional currency is the U.S. dollar.  All of our foreign subsidiaries are direct and integral components of Vista and are dependent upon the economic environment of our functional currency.  Therefore, the functional currency of our foreign entities is considered to be the U.S. dollar in accordance with the Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Matters,” and accordingly, translation gains and losses are reported in the loss for that period.  Assets and liabilities of these foreign operations are translated using period-end exchange rates and revenues and expenses are translated using average exchange rates during each period.

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

Deferred tax is measured at the tax rates that are expected to apply in the period when the asset is realized or the liability is settled, based on tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax is recognized as income or an expense and included in the profit or loss for the period, except when it arises from a transaction that is recognized directly in equity, in which case the deferred tax is also recognized directly in equity, or when it arises from a business combination that is an acquisition, in which case the deferred tax is included in the resulting goodwill or the amount of any excess of the acquirer’s interest in the net fair value of the acquiree’s identifiable assets, liabilities and contingent liabilities over the cost of the combination.

We establish a valuation allowance against the future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized.

Net Income/(Loss) per Share

Basic income/(loss) per share amounts are calculated by using the weighted average number of common shares outstanding during the period. Diluted income per share amounts reflect the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted unless their inclusion would be anti-dilutive. As Vista incurred a net loss in 2010, potential shares to be issued from the assumed exercise of stock options, warrants, and restricted share units were not included in the computation of diluted earnings per share in 2010, since their result would have been anti-dilutive.

Recent Accounting Pronouncements

Business Combinations

In December 2010, ASC guidance for business combinations was updated to clarify existing guidance that requires a public entity to disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only.  The update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The updated guidance became effective for our fiscal year that began on January 1, 2011.  Adoption of this guidance has had no impact on our consolidated financial position, results of operations or cash flows.

Fair Value Accounting

In January 2010, the ASC guidance for fair-value measurements and disclosures was updated to require enhanced detail in the Level 3 reconciliation.  The updated guidance became effective for our fiscal year that began on January 1, 2011.  Adoption of this guidance had no impact on our consolidated financial statements for the six months ended June 30, 2011 and is expected to have minimal impact for the full year.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

3.           Disposal Activity

Midas Gold Corp. Combination

On April 6, 2011, Vista completed a combination (the “Combination”) with Midas Gold, Inc. (“Midas”).  As part of the Combination, each of Midas and Vista Gold U.S. Inc. (“Vista US”) contributed their respective interests in gold assets in the Yellow Pine-Stibnite District in Idaho to a new Canadian private company named Midas Gold Corp. (“Midas Gold”). In exchange for the contribution of its equity interests in Idaho Gold Holding Company, Vista US was issued 30,402,615 common shares in the capital of Midas Gold (“Midas Gold Shares”).  Concurrently with the Combination, Midas Gold completed a private placement of 6,129,800 Midas Gold Shares at a purchase price of Cdn$2.50 ($2.59 based on the exchange rate on April 6, 2011) per share to raise gross proceeds of Cdn$15,325 ($15,876 based on the exchange rate on April 6, 2011) (the “Private Placement”).  We purchased 1,400,000 Midas Gold Shares through the Private Placement for an aggregate purchase price of Cdn$3,500 ($3,632 based on the exchange rate on April 6, 2011). Following completion of the Combination and the Private Placement, Vista and Vista US together hold 31,802,615 Midas Gold Shares representing as at April 6, 2011 approximately 37.4% (basic) and 34.2% (fully diluted basis) of the issued and outstanding Midas Gold Shares.  See Note 19.

Upon initial recognition of its investment in the Midas Gold Shares, Vista elected to apply the fair value option, and as such, the investment is recorded at fair value in the Consolidated Balance Sheet.  Subsequent changes in fair value will be recorded in the Statement of Income/(Loss) in the period in which they occur.  The difference between the fair value of the 30,402,615 Midas Gold Shares and the carrying value of our Yellow Pine assets has been recorded as a gain on disposal of mineral property given that Vista ceased to have a controlling financial interest in the Yellow Pine gold project upon completion of the Combination.  The Midas Gold Shares are currently subject to a one-year contractual restriction on transfer, and accordingly, Vista US has classified its investment in the Midas Gold Shares as a long-term investment.

Amayapampa Disposal Consideration

On April 7, 2008, we entered into an agreement to dispose of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay to us $3,000 in three payments of $1,000. The first of these payments will be due and payable upon the start of Commercial Production (as defined in the purchase and sale agreement) at the Amayapampa gold project followed by $1,000 payments on each of the first and second anniversaries of the start of Commercial Production.  In addition, Republic agreed to pay to us a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. When gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable; when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable; and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces, and no NSR payments are due to us if the gold price is below $500 per ounce. The Amayapampa disposal consideration has been accounted for in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” The balance of the Amayapampa disposal consideration as of June 30, 2011 was $4,813. See Note 4 below for details regarding inputs used in determining the fair value of this asset.

4.           Fair Value of Financial Instruments

U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

•	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable.

Our financial instruments include cash and cash equivalents, marketable securities, Amayapampa disposal consideration, long-term investment, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximated fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at

VISTA GOLD CORP. (An Exploration Stage Enterprise)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

fair value, which is based upon quoted market prices in an active market, with unrealized gains and losses being reported in other comprehensive income until such time that the securities are disposed of or become impaired.  As such, these financial instruments are included in Level 1 in our fair-value hierarchy.  The value of our long-term investment in the Midas Gold Shares was based upon the Cdn$2.50 ($2.59 based on the exchange rate on April 6, 2011) per share value of Midas Gold’s Private Placement, which was management’s best estimate based on the then-current available information.  As such, this financial instrument is included in Level 2 in our fair-value hierarchy.  The value of the Amayapampa disposal consideration was estimated at $4,813 based on probability-weighted cash flow scenarios and assumptions, including future gold prices, estimated gold production and the timing of commencement of Commercial Production, which are management’s best estimates based on current available information.  As such, this financial instrument is included in Level 3 in our fair-value hierarchy.

5.           Marketable Securities

	At June 30, 2011			At December 31, 2010
	Cost	Unrealized gain	Fair value	Cost	Unrealized gain	Fair value

Esperanza Silver Corp.	10	125	135	10	203	213
Black Isle Resources	50	1	51	50	13	63
Nevgold Resources Corp.	87	124	211	87	205	292
Sprott Resources Corp.	120	70	190	220	150	370
Canadian Phoenix	99	11	110	99	12	111
Other	407	25	432	308	346	654
	$773	$356	$1,129	$774	$929	$1,703

6.           Mineral Properties

	2010	2011
	December 31,	Acquisition costs	Option payments	Capitalized interest	Disposals	Year to date activity	June 30,

Long Valley, United States	$750	$-	$-	$-	$-	$-	$750
Yellow Pine, United States	800	-	-	-	(800)	(800)	-
Concordia, Mexico	8,588	-	50	379	-	429	9,017
Guadalupe de los Reyes, Mexico	2,752	-	-	-	-	-	2,752
Awak Mas, Indonesia	1,586	-	-	-	-	-	1,586
Mt. Todd, Australia	2,146	-	-	-	-	-	2,146
	$16,622	$-	$50	$379	$(800)	$(371)	$16,251

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

On April 6, 2011, the Combination with Midas Gold was completed.  As part of the Combination, each of Midas and Vista US contributed their respective gold assets in the Yellow Pine-Stibnite District in Idaho to Midas Gold.  See Note 3.

On June 13, 2011, our subsidiary, Vista Gold (Barbados) Corp. (“Vista Barbados,”) entered into an acquisition of additional option agreement (“Additional Option Agreement”) with Pan Asia Resources Corp. (“Pan Asia”).  The Additional Option Agreement provides Pan Asia with the opportunity to earn an additional 20% interest in our Awak Mas gold project in Indonesia after it has earned a 60% interest in the project pursuant to the JV Agreement (as defined below).  Pan Asia can acquire the additional 20% interest by (a) making cash payments totaling $2,500 over a nine-month period; (b) issuing shares with a value equal to $2,000 or making a cash payment of $2,000 within 12 months, depending on whether Pan Asia completes an initial public offering; and (c) carrying out a 5,000 meter drilling program in an area outside of the current project resource area within 18 months.

In December 2009, Pan Asia and Vista Barbados executed a joint venture agreement (“JV Agreement”) allowing Pan Asia to earn a 60% interest in the project by: (a) expending $3,000 on the project within a specified period of time; (b) completing an environmental impact assessment and feasibility study (in compliance with Canadian National Instrument 43-101); and (c) issuing to Vista

VISTA GOLD CORP. (An Exploration Stage Enterprise)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

2,000,000 shares of Pan Asia and the right to purchase up to an additional 2,000,000 shares of Pan Asia in the event Pan Asia completes an initial public offering of its shares.

If Pan Asia completes the undertakings required in the JV Agreement and the Additional Option Agreement, Pan Asia will hold an 80% indirect interest in the Awak Mas gold project.

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

We have determined that no impairment provision is currently required.  A write down in the carrying values of one or more of our mineral properties may be required in the future as a result of events and circumstances, such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of technical evaluation and changes in economic conditions, including the price of gold and other commodities or input prices.  We regularly evaluate the carrying value of our mineral properties to determine if impairment is required in view of such factors.

7.           Plant and Equipment

	June 30, 2011			December 31, 2010
	Cost	Accumulated depreciation and write-downs	Net	Cost	Accumulated depreciation and write-downs	Net

Concordia, Mexico	$18,185	$79	$18,106	$18,185	$63	$18,122
Awak Mas, Indonesia	119	91	28	119	91	28
Mt. Todd, Australia	1,193	608	585	1,110	494	616
Corporate, United States	362	342	20	355	312	43
	$19,859	$1,120	$18,739	$19,769	$960	$18,809

8.           Deferred Taxes

As of December 31, 2010, our deferred tax assets were fully reserved with a related valuation allowance.  On April 6, 2011, we completed the Combination with Midas Gold Inc. that was a tax-free reorganization for U.S. tax purposes.  However, upon completion of the Combination, Vista US received Midas Gold Shares with a fair value of $78,872.  The estimated deferred tax liability of $29,675 exceeded the valuation allowance of $6,086 for Vista US.  Therefore, the valuation allowance against Vista US’s deferred tax asset was released upon receipt of the Midas Gold Shares, and the corresponding deferred tax asset of $6,086 has been offset against the deferred tax liability of $29,675 and has been recorded in the Consolidated Balance Sheet at June 30, 2011.  The tax calculation is based on an effective rate of 38.01% (US Federal – 35% and state – 3.01%).

9.           Repayment of Convertible Notes

On March 4, 2011, we used a portion of the net cash proceeds of $33,074 from our October 22, 2010 private placement to repay the outstanding principal of $23,000 and accrued interest of $504 on our 10% senior secured convertible notes (the “Notes”).

VISTA GOLD CORP. (An Exploration Stage Enterprise)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

10.           Capital Stock

	Number of shares issued	Common stock
As of December 31, 2010	61,919,752	$349,719

Exercise of employee stock options - cash	64,742	118
Exercise of employee stock options - fair value - Note 11	-	78

Issued during the three months ended March 31, 2011	64,742	196

As of March 31, 2011	61,984,494	$349,915

Exercise of employee stock options - cash	134,742	324
Exercise of employee stock options - fair value - Note 11	-	146
Exercise of October 22, 2010 warrants - cash	13,677	48
Exercise of October 22, 2010 warrants - fair value - Note 12	-	15
April 20, 2011 equity financing	9,000,000	28,400

Issued during the three months ended June 30, 2011	9,148,419	28,933

As of June 30, 2011	71,132,913	$378,848

On April 20, 2011, GMP Securities L.P. and Wellington West Capital Markets Inc. (the “Underwriters”) purchased 9,000,000 of our common shares at a price of Cdn$3.30 ($3.43 based on the exchange rate on April 20, 2011) per common share (the “Issue Price”) for aggregate gross proceeds of Cdn$29,700 ($30,870 based on the exchange rate on April 20, 2011) (the “Offering”).  Net cash proceeds after legal and regulatory fees were $28,988.  Also, in connection with the Offering, we issued 450,000 compensation options to the Underwriters with a fair value of $588 (see Note 12).  Net proceeds after the issuance of the compensation options were $28,400.  The common shares were sold by way of a prospectus supplement to our existing base shelf prospectus dated April 27, 2009 and filed with the securities commissions in all of the provinces and territories of Canada (other than the Province of Québec) and in the United States by way of a prospectus supplement to our base shelf prospectus included in our shelf registration statement filed with the SEC on April 28, 2009.  On May 20, 2011, an over-allotment option expired unexercised.

11.           Stock-Based Compensation

A summary of the fair value of all awards issued under our stock compensation plans included within shareholders’ equity is as follows:

	June 30,	December 31,
	2011	2010

Stock options	$5,105	$4,570
Restricted stock units	314	125
	$5,419	$4,695

Stock Option Plan

Under our Stock Option Plan (the “Plan”), we may grant options to our directors, officers, employees and consultants.  The maximum number of our common shares that may be reserved for issuance under the Plan, together with those reserved for issuance under the LTIP (as discussed below), is a variable number equal to 10% of the issued and outstanding common shares on a non-diluted basis.  Under the Plan, the exercise price of each option shall not be less than the market price of our common shares on the date preceding the date of grant, and an option’s maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between us and the optionee.  Options under the Plan are granted from time to time at the discretion of the Board of Directors (“Board of Directors” or “Board”), with vesting periods and other terms as determined by the Board.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

A summary of option activity under the Plan as of June 30, 2011 and changes during the six-month period then ended is set forth in the following table:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding - December 31, 2010	2,588,661	$3.55	2.90	$463

Exercised	(64,742)	2.37

Outstanding - March 31, 2011	2,523,919	$3.58	2.38	2,455

Granted	891,000	2.87
Exercised	(134,742)	2.16

Outstanding - June 30, 2011	3,280,177	$3.45	2.85	$733

Exercisable - June 30, 2011	2,782,177	$3.56	2.48	$728

A summary of the fair-value changes included in stock-based compensation within shareholders’ equity as of June 30, 2011 is set forth in the following table:

Fair value
As of December 31, 2010	$4,570

Exercised	(78)
Expensed	28

As of March 31, 2011	$4,520

Granted	671
Exercised	(146)
Expensed	60

As of June 30, 2011	$5,105

The total number of stock options outstanding at the end of the quarter is 3,280,177 with exercise prices ranging from approximately $1.77 to $7.96 and remaining lives ranging from 0.08 to 4.96 years.  The total number of options outstanding represents 4.61% of our issued and outstanding capital.

A summary of the status of our unvested stock options as of June 30, 2011 is set forth below:

	Number of shares	Weighted average grant-date fair value
Unvested - December 31, 2010	82,500	$1.36

Unvested - March 31, 2010	82,500	$1.36

Granted	445,500	1.51
Vested	(30,000)	1.17

Unvested - June 30, 2011	498,000	$1.50

VISTA GOLD CORP. (An Exploration Stage Enterprise)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

As of June 30, 2011, there was $667 of unrecognized compensation expense related to the unvested portion of options outstanding and $80 of unrecognized compensation expense related to the unvested restricted stock units outstanding.  This expense is expected to be recognized over a weighted-average period of 0.93 years and 0.20 years, respectively.

Long-term Equity Incentive Plan

In May 2010, our shareholders approved the Long-Term Equity Incentive Plan (the “LTIP”), effective March 8, 2010 (the “Effective Date”).  Under the LTIP, we may grant Restricted Stock Units (“RSU awards”) or Restricted Stock Awards (“RSA awards”) to the directors, officers, employees and consultants of Vista.  The maximum number of our common shares that may be reserved for issuance under the LTIP, together with those reserved for issuance under the Plan (as discussed above), is a variable number equal to 10% of our issued and outstanding common shares on a non-diluted basis.  The total number of common shares issuable to our insiders at any time and issued to our insiders within any one-year period under the LTIP, together with any stock options issued under the Plan, shall not exceed 10% of our issued and outstanding common shares on a non-diluted basis.  The total number of common shares issuable to a director under the LTIP shall not exceed the lesser of: (i) 1% of our issued and outstanding common shares; and (ii) an annual award value of $100 per director.

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

The following table summarizes the RSU awards during the three-month period ended June 30, 2011:

	Number of units	Weighted average grant-date fair value
Unvested - December 31, 2010	175,500	$2.37

Unvested - March 31, 2011	175,500	$2.37

Forfeited	(10,000)	2.37

Unvested - June 30, 2011	165,500	$2.37

A summary of the amortization of the fair value included in stock-based compensation within shareholders’ equity as of June 30, 2011 is set forth in the following table:

Fair value
As of December 31, 2010	$125

Expensed	102

As of March 31, 2011	$227

Expensed	104
Forfeited	(17)

As of June 30, 2011	$314

VISTA GOLD CORP. (An Exploration Stage Enterprise)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

12.           Warrants

A summary of the fair value of warrants, including compensation options, outstanding and included within shareholders’ equity is as follows:

	June 30,	December 31,
	2011	2010

Warrants	$10,370	$10,721
Compensation options	588	-
	$10,958	$10,721

Warrants

	Warrants granted	Valuation	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise prices	Expiry date	Weighted average remaining life (yrs)

As of December 31, 2010	28,347,397	$10,721	(11,683,841)	(525,077)	16,138,480	$3.48

Convertible notes broker warrants	-	(336)	-	(200,000)	(200,000)	6.00	Mar-11	-

As of March 31, 2011	28,347,397	$10,385	(11,683,841)	(725,077)	15,938,480	$3.45		4.5

Exercised from the October 22, 2010 private placement	-	(15)	(13,677)	-	(13,677)	3.50	Oct-15	4.3

As of June 30, 2011	28,347,397	$10,370	(11,697,518)	(725,077)	15,924,803	$3.45		4.2

On March 2, 2011, we announced that the 15,308,044 warrants issued on December 15, 2010 in connection with our private placement of special warrants, began trading March 1, 2011 on the Toronto Stock Exchange (“TSX”) under the symbol VGZ.WT.U (subsequently changed to VGZ.WT.S on March 14, 2011).

On March 4, 2011, the warrants that were issued to the brokers in conjunction with the brokered private placement of the Notes expired.  The value attributable to these warrants has been reclassified to additional paid-in capital as a result.

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

Compensation Options
	Compensation options	Valuation	Compensation options outstanding	Weighted average exercise price	Expiry date	Weighted average remaining life (yrs)

As of December 31, 2010	-	$-	-	$-

As of March 31, 2011	-	$-	-	$-

Issued as compensation to the Underwriters	450,000	588	450,000	3.38	Apr-13	1.8

As of June 30, 2011	450,000	$588	450,000	$3.38		1.8

In connection with the Offering, Vista granted 450,000 compensation options (the “Compensation Options”) to the Underwriters as compensation.  Each Compensation Option is exercisable until April 20, 2013 to purchase one common share at the issue price of Cdn$3.30, which was approximately $3.38 at June 30, 2011.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

The fair value of the Compensation Options was determined using the Black-Scholes model with the following weighted-average assumptions:

Expected volatility	70.31%
Risk-free interest rate	0.69%
Expected lives (years)	2
Dividend yield	N/A

13.           Additional Paid-In Capital

	For the period ended
	June 30,	December 31,
	2011	2010
Balance, beginning of period	$7,565	$6,862

Cancelled options	-	4
Expired options	-	699
Expired warrants — Note 12	336	-

Balance, end of period	$7,901	$7,565

14.           Accumulated Other Comprehensive Income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

Accumulated other comprehensive income
As of December 31, 2010	$929

Increases to fair value during period	276
Decreases due to realization of a gain	(366)

As of March 31, 2011	$839

Decreases to fair value during period	(403)
Decreases due to realization of a gain	(81)

As of June 30, 2011	$355

15.           Weighted Average Common Shares

Basic income per common share is computed by dividing income by the weighted average number of common shares outstanding during the period.  Diluted income per common share is computed similarly to basic income per common share except that weighted average common shares are increased to include the potential issuance of dilutive common shares.

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Weighted average common shares
Basic	69,088,613	46,405,227	65,524,530	45,546,894
Effect of employee stock-based awards	288,103	-	506,071	-
Effect of warrants	159,365	-	162,464	-
Diluted	69,536,081	46,405,227	66,193,065	45,546,894

Stock options to purchase 1,589,177 and 2,838,661 common shares, warrants to purchase 15,306,911 and 200,000 common shares were outstanding at June 30, 2011 and 2010, respectively, but were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.  Also, at June 30, 2011, Compensation Options to purchase 450,000 common shares were outstanding, but were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.

16.           Supplemental Cash Flow Information

Significant non-cash transactions during the six months ended June 30, 2011 included the following:

•
the receipt of 30,402,615 Midas Gold Shares in exchange for our Yellow Pine assets with a carrying value of $800.  The fair value of the Midas Gold Shares was determined to be $78,872 upon receipt (see Note 3); and

•	the issuance of 450,000 Compensation Options as compensation to the Underwriters’ of our April 20, 2011 equity financing (see Note 12).

Significant non-cash transactions during the six months ended June 30, 2010 included the issuance of 1,902,684 common shares as partial consideration for the repurchase of Notes in the principal amount of $5,667 and interest payable through to the maturity date of $691.

17.           Geographic and Segment Information

We evaluate, acquire and explore gold exploration and potential development projects, which may lead to gold production.  These activities are focused principally in Australia, North America and Indonesia. We reported no revenues in the six-month periods ended June 30, 2011 and 2010.  Geographic segmentation of mineral properties and plant and equipment is provided in Notes 6 and 7.

18.           Related Party Transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  A founder and partner of Sierra is also one of our directors.  Under the terms of the agreement, Sierra provided us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis.  Sierra assists us with our efforts to maintain an investor relations program and provides support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10 during the term of the agreement and issue to Sierra 60,000 of our stock options.  As of June 30, 2011, we had made payments to Sierra under the agreement totaling $270; of which $60 had been paid during the six-month period ended June 30, 2011, and had issued the 60,000 stock options to Sierra with a recorded expense of $54. On December 15, 2010, we issued an additional 30,000 of our stock options to Sierra, which had a recorded value of $31 as of June 30, 2011.

19.           Subsequent Event

On July 14, 2011, Midas Gold successfully completed an initial public offering (“IPO”), issuing 12,307,700 Midas Gold Shares for gross proceeds of Cdn$40,000 ($41,600 based on the exchange rate on July 14, 2011).  Midas Gold Shares began trading on the TSX under the symbol “MAX”.  Vista owns 31,802,615 Midas Gold Shares, which following the completion of Midas Gold’s IPO, represents 30.7% of the issued and outstanding Midas Gold Shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. (“Vista”, the “Corporation”, “we”, or “our”) for the three-month period ended June 30, 2011 has been prepared based on information available to us as of August 8, 2011.  This MD&A should be read in conjunction with the annual consolidated financial statements of the Corporation for the three years ended December 31, 2010 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and with Note 20 – Differences between Canadian and United States generally accepted accounting principles and with our accompanying consolidated interim financial statements of the Corporation for the period ended June 30, 2011 (collectively, the “Consolidated Financial Statements”).  This MD&A contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.  See “Note Regarding Forward-Looking Statements” below.

All amounts stated herein are in U.S. dollars in thousands, except per share amounts, per warrant amounts, per ounce amounts, common share amounts, warrant amounts, stock option amounts, per tonne amounts and exchange rates, unless otherwise noted.

Results from Operations

Our consolidated net income for the three-month period ended June 30, 2011 was $47,764 or $0.69 per share compared to our consolidated net loss of $7,278 or $0.16 per share for the same period in 2010.  Our consolidated net income for the six-month period ended June 30, 2011 was $43,887 or $0.67 per share compared to consolidated net loss of $10,766 or $0.24 per share for the same period in 2010.  For both the three- and six-month periods ended June 30, 2011, the increases in the consolidated net income of $55,042 and $54,653 from the respective prior periods are primarily the result of the gain on disposal of a mineral property of $77,807, which was offset by an increase in deferred tax expense of $23,589.  These increases were the result of the completion of the combination with Midas Gold Corp. on April 6, 2011.

Exploration, Property Evaluation and Holding Costs

Exploration, property evaluation and holding costs were $4,854 for the three-month period ended June 30, 2011 and $7,803 for the six-month period ended June 30, 2011 as compared with $4,117 and $6,535 for the same periods in 2010, respectively. The increases of $737 and $1,268 from the respective prior periods are primarily due to the following:

•
Increases in expenses at our Mt. Todd gold project of $1,386 and $1,452 from the respective three- and six-month prior periods. These increases are the result of expenses associated with the feasibility study that we are currently undertaking at our Mt. Todd gold project, as well as an increase in expenses associated with permitting activities as we move the project towards a development decision.

•	Decreases in expenses at our Concordia gold project of $328 and $13 from the respective three- and six- month prior periods.

Corporate Administration and Investor Relations

Corporate administration and investor relations costs increased to $1,658 and $2,757 during the three- and six-month periods ended June 30, 2011 as compared with $1,076 and $2,067 for the same periods in 2010.  The increases of $582 and $690 from the respective prior periods are primarily due to increases in stock-based compensation expense of $432 and $440, respectively.  These increases are the result of a grant of 891,000 stock options during June 2011 of which 50% of the options vested immediately.  There were no stock options granted during the 2010 periods.  There were no other significant variances from the prior periods for the three- and six-month periods ended June 30, 2011.

Depreciation and Amortization

Depreciation and amortization expense was $81 and $160 for the three- and six-month periods ended June 30, 2011 as compared with $60 and $132 for the same periods in 2010.   The increases of $21 and $28 from the respective prior periods were attributable to increased capital expenditures at the Mt. Todd gold project.

Gain on Disposal of Mineral Property

On April 6, 2011, Vista completed a combination (the “Combination”) with Midas Gold, Inc. (“Midas”).  As part of the Combination, each of Midas and Vista Gold U.S. Inc. (“Vista US”) contributed their respective interests in gold assets in the

Yellow Pine-Stibnite District in Idaho to a new Canadian private company named Midas Gold Corp. (“Midas Gold”). In exchange for the contribution of our Yellow Pine assets, Vista US was issued 30,402,615 common shares in the capital of Midas Gold (“Midas Gold Shares”).

Upon initial recognition of its investment in the Midas Gold Shares, Vista elected to apply the fair value option, and as such, the investment is recorded at fair value in the Consolidated Balance Sheet.  The difference between the fair value of the 30,402,615 Midas Gold Shares and the carrying value of our Yellow Pine assets has been recorded as a gain on disposal of mineral property of $77,807, given that Vista ceased to have a controlling financial interest in the Yellow Pine gold project upon completion of the Combination.  There were no similar transactions during the 2010 periods.

Non-Operating Income and Expense

Gain on Sale of Marketable Securities

For the three-month period ended June 30, 2011, we realized a gain of $81 on the sale of marketable securities as compared with no gain or loss for the same period in 2010.  The gain for the three-month period in 2011 resulted from the sale of marketable securities that had a book value of $100.

For the six-month period ended June 30, 2011, we realized a gain of $447 on the sale of marketable securities as compared with a gain of $213 for the same period in 2010.  The gain for the six-month period in 2011 resulted from the sale of marketable securities that had a book value of $126, and the gain for the same period in 2010 resulted from the sale of marketable securities that had a book value of $15.

At June 30, 2011, we held marketable securities available-for-sale with a quoted market value of $1,129.  We purchased the securities for investing purposes with the intent to hold the securities until such time as it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities continuously in order to mitigate the risk of loss on the investment.

Interest Income

Interest income decreased to $14 for the three-month period ended June 30, 2011 and $26 for the six-month period ended June 30, 2011 as compared with $35 and $89 for the same periods in 2010.  The decreases of $21 and $63 from the respective prior periods were mostly the result of a decrease in cash balances during the first quarter ended March 31, 2011.  The outstanding cash balance as of June 30, 2011 increased to $32,991 as compared with $16,726 at June 30, 2010 as a result of the equity financing completed on April 20, 2011.  Also contributing to the decrease was lower interest rates in the market.

Interest Expense

There was no interest expense during the three-month period ended June 30, 2011 and $120 during the six-month period ended June 30, 2011 as compared with $374 and $715 for the same periods in 2010, respectively.  The decreases of $374 and $595 from the respective prior periods are attributable to the repurchase in May 2010 of a portion of our then outstanding 10% senior secured convertible notes (the “Notes”) and the repayment of the remaining Notes on March 4, 2011.  For the 2010 period, we were accruing interest on the principal amount of the $28,667 outstanding Notes, whereas for the 2011 period, we were accruing interest on the principal amount of the $23,000 outstanding Notes as a result of the extinguishment of the principal amount of $5,667 of the Notes in May 2010.  For the three-month period ended June 30, 2011, there was no activity related to the Notes.  For the six-month period ended June 30, 2011, $24 is attributable to the amortization of the Notes issuance costs and $96 is attributable to interest expense.  These amounts are approximately 24% of the full interest expense associated with the issuance of the Notes.  We capitalized the remaining 76% as additions to mineral properties in accordance with ASC 835-20, “Capitalization of Interest” and our accounting policy.

Deferred Income Tax Expense

As of December 31, 2010, our deferred tax assets were fully reserved with a related valuation allowance.  On April 6, 2011, we completed the Combination with Midas that was a tax-free reorganization for U.S. tax purposes.  However, upon completion of the Combination, Vista US received Midas Gold Shares with a fair value that was determined to be $78,872.  The estimated deferred tax expense of $29,675 exceeded the valuation allowance of $6,086 for Vista US.  Therefore, the valuation allowance against Vista US’s deferred tax asset was released upon receipt of the Midas Gold Shares, and the corresponding deferred tax benefit of $6,086 has been offset against the deferred tax expense of $29,675.  The tax calculation is based on an effective rate of 38.01% (US Federal – 35% and state – 3.01%).

Financial Position, Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in working capital activities was $5,523 for the three-month period ended June 30, 2011 as compared with $6,075 for the same period in 2010.  The decrease of $552 was mostly the result of a decrease in accrued interest payable of $1,150 due to the repayment of the Notes that matured on March 4, 2011.

Net cash used in working capital activities was $9,991 for the six-month period ended June 30, 2011 as compared with $9,689 for the same period in 2010.  The increase of $302 is mostly the result of an increase in the net income by $54,653, which has been offset by a decrease in non-cash items of $56,193, a decrease in accrued interest payable of $645 due to the repayment of the Notes that matured on March 4, 2011 and an increase in cash provided by other current assets of $475.

Investing Activities

Net cash used in investing activities was $3,567 for the three-month period ended June 30, 2011 as compared with $117 for the same period in 2010.  The increase in cash used in investing activities of $3,450 is primarily due to an increase in cash used to acquire marketable securities of $3,683, which has been offset by an increase in the proceeds received from the sale of marketable securities of $184.

Net cash used in investing activities was $3,324 for the six-month period ended June 30, 2011 as compared with net cash provided by investing activities of $241 for the same period in 2010.  The increase in cash used in investing activities of $3,565 is primarily due to an increase in cash used to acquire marketable securities of $3,753, which has been offset by the increase in proceeds received from the sale of marketable securities of $348.

For both the three- and six-month periods ended June 30, 2011, the increases in cash used to acquire marketable securities of $3,683 and $3,753, respectively, are mostly the result of the purchase of Midas Gold Shares through the Private Placement.

Financing Activities

Net cash provided by financing activities was $29,395 and $6,468 for the three- and six-month periods ended June 30, 2011, respectively.  For both the three- and six-month periods, financing activities included the following:

•	cash proceeds of $28,988 received from our April 20, 2011 equity financing;

•	proceeds of $359 and $432, respectively, received from the exercise of stock options; and

•	proceeds of $48 received from the exercise of warrants from our October 22, 2010 private placement.

In addition to the above, the amounts in the six-month period were offset by our repayment of the outstanding principal amount of $23,000 on the Notes upon maturity on March 4, 2011.

For both the three- and six-month periods ended June 30, 2010, net cash used by financing activities of $2,233 was the result of the cash consideration paid for the repurchase of $5,667 of Notes on May 20, 2010.

Liquidity and Capital Resources

At June 30, 2011, our total assets were $157,478 compared to $82,972 at December 31, 2010, representing an increase of $74,506.  The increase in total assets is primarily due to an increase in long-term investment of $82,504.  At June 30, 2011, we had working capital of $33,363 as compared with working capital of $17,995 at December 31, 2010, representing an increase of $15,368.  This increase in working capital relates to the repayment of our outstanding $23,000 principal amount of the Notes on March 4, 2011, as well as a decrease in cash and cash equivalents of $6,847.

The principal components of working capital at June 30, 2011 were cash and cash equivalents of $32,991 and marketable securities of $1,129.  The principal components of working capital at December 31, 2010 were cash and cash equivalents of $39,838 and the Notes of $23,000.  Other components include other liquid assets (June 30, 2011 - $1,051; December 31, 2010 - $1,084).

Our investment in the Midas Gold Shares is currently subject to a one-year contractual restriction on transfer, and accordingly, we have classified our investment in the Midas Gold Shares as a long-term investment.

As a result of the delay in obtaining the Change of Forest Land Use Permit (“CUSF”) at the Concordia gold project and the current uncertainty in the resource and financial markets, management adopted a revised plan and budget for the year 2011. The plan continues those programs necessary to expedite the development of the Concordia gold project, to advance the Mt. Todd feasibility studies, to initiate the permitting phases at Mt. Todd and to undertake an exploration program at Guadalupe de los Reyes, while minimizing expenditures in other areas. The budget contemplates two financing assumptions: (1) that project development expenditures at Concordia would occur only after the receipt of permits and the completion of project-related financing; and (2) that additional financing would be required in 2011 to have sufficient working capital to fund our planned operations.

On March 4, 2011, we used a portion of the net cash proceeds from our October 22, 2010 $33,074 private placement of special warrants to repay the outstanding principal amount of $23,000 of the Notes and all accrued and unpaid interest of $504.

On April 12, 2011, we entered into an agreement with GMP Securities L.P. and Wellington West Capital Markets Inc. (the “Underwriters”), pursuant to which the Underwriters agreed to purchase, on a bought deal basis, 9,000,000 of our common shares at a price of Cdn$3.30 ($3.43 based on the exchange rate on April 20, 2011) per common share (the “Issue Price”) for aggregate gross proceeds of Cdn$29,700 ($30,870 based on the exchange rate on April 20, 2011) (the “Offering”). The common shares were sold in Canada by way of a prospectus supplement to our existing base shelf prospectus dated April 27, 2009 and filed with the securities commissions in all of the provinces and territories of Canada (other than the Province of Québec) and in the United States by way of a prospectus supplement to our base shelf prospectus included in our shelf registration statement filed with the SEC on April 28, 2009.

We granted the Underwriters an over-allotment option to purchase additional common shares in an amount equal to up to 15% of the number of common shares sold pursuant to the Offering at the Issue Price, exercisable at any time up to 30 days from the closing of the Offering.

On April 20, 2011, the Offering was completed, and as such, the over-allotment option was exercisable at any time until May 20, 2011.  The over-allotment option expired unexercised.  We intend to use the net proceeds of the Offering as follows: (i) advancement of the Mt. Todd project; (ii) exploration at the Guadalupe de los Reyes gold-silver project; (iii) permitting process at the Concordia gold project; and (iv) general corporate administrative purposes of the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Contractual Obligations

Upon completion of the Combination, our contractual obligation with respect to the Yellow Pine gold project was transferred to Midas.  As such, at June 30, 2011, our only remaining contractual obligation is our operating lease obligation of $84 associated with our Colorado office and is due in less than one year.

Transactions with Related Parties

Agreement with Sierra Partners LLC

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  A founder and partner of Sierra is also one of our directors. Under the terms of the agreement, Sierra provided us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis.  Sierra assists us with our efforts to maintain an investor relations program and provides support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10 during the term of the agreement and issue to Sierra 60,000 of our stock options.  As of June 30, 2011, we had made payments to Sierra under the agreement totaling $2
70, of which $60 had been paid during the six-month period ended June 30, 2011, and had issued the 60,000 stock options to Sierra with a recorded expense of $54.  On December 15, 2010, we issued an additional 30,000 of our stock options to Sierra, which had a recorded value of $31 as of June 30, 2011.

Subsequent Events

Midas Gold Completion of Initial Public Offering

On July 14, 2011, Midas Gold successfully completed an initial public offering (“IPO”), issuing 12,307,700 Midas Gold Shares for gross proceeds of Cdn$40,000 ($41,600 based on the exchange rate on July 14, 2011).  Midas Gold Shares began trading on the TSX under the symbol “MAX”.  Vista owns 31,802,615 Midas Gold Shares, which following the completion of Midas Gold’s IPO, represents 30.7% of the issued and outstanding Midas Gold Shares.  Based on the IPO price of Cdn$3.25 ($3.38 based on the exchange rate on July 14, 2011) per share, Vista’s investment in Midas Gold had a market value of Cdn$103,358 ($107,493 based on the exchange rate on July 14, 2011) on July 14, 2011, and, based on the number of issued common shares of Vista on July 14, 2011, this was equivalent to Cdn$1.45 ($1.51 based on the exchange rate on July 14, 2011) per Vista share.

Addition of Independent Director to the Board of Directors

On August 3, 2011, we announced that our Board of Directors approved the appointment of Nicole Adshead-Bell to the Board.

Dr. Adshead-Bell has a successful career in capital markets, most recently as Managing Director, Investment Banking, Haywood Securities Inc.  She also worked as a mining analyst with Dundee Securities Corporation and Sun Valley Gold LLC. Earlier in her career she was responsible for various exploration projects and was an independent consultant in the fields of structural and economic geology. She has Ph.D., Honours and B.Sc. degrees in Geology from James Cook University, Queensland, Australia.

United States Generally Accepted Accounting Principles (“U.S. GAAP”)

We have, from our inception until December 31, 2010, reported to securities regulatory authorities in both Canada and the U.S. using Canadian GAAP financial statements with a reconciliation to U.S. GAAP.  However, a change in SEC position in late 2009 required Canadian companies, such as Vista, that do not qualify as foreign private issuers, to file their financial statements in the U.S. using U.S. GAAP for periods beginning after December 31, 2010.  Therefore, we have retrospectively adopted U.S. GAAP effective January 1, 2011 for all U.S. and Canadian filings.  Canadian securities regulators announced that they will continue to accept financial statements prepared in accordance with U.S. GAAP.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.   All statements, other than statements of historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	proposed use of proceeds from our private placement completed in October 2010 and our public offering completed in April 2011;

•	estimates of future operating and financial performance;

•	potential funding requirements and sources of capital;

•	the timing, performance and results of feasibility studies;

•	plans and anticipated effects of the holding of approximately 30.7% of the issued and outstanding Midas Gold Shares (on a fully diluted basis);

•	timing and receipt of required land use, environmental and other permits for the Concordia gold project and timing for completion of drilling and testing programs at the Concordia gold project;

•
timing and outcome for the amendment to our application for the CUSF for the Concordia gold project and the anticipated re-filing of the application with the Mexican Secretariat of the Environment and Natural Resources (which we refer to as “SEMARNAT”);

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The price of gold fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $1,410 by December 31, 2010 and was $1,506 at June 30, 2011 and $1,693 at August 8, 2011.  The demand for, and supply of, gold affects gold prices, but not necessarily in the same manner in which demand and supply affects the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because we have exploration operations in North America, Mexico, Indonesia and Australia, we are subject to foreign currency fluctuations.  We do not engage in currency hedging to offset any risk of currency fluctuations, as insignificant monetary amounts are held in foreign currencies for land holding costs related to the properties owned.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the period ended June 30, 2011, an evaluation was carried out under the supervision of, and with the participation of, the Corporation’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Corporation in reports that the Corporation is required to file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities, which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in our 2010 Form 10-K as filed with the SEC on March 14, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2011, we issued 13,677 common shares upon exercise of outstanding warrants issued pursuant to our October 22, 2010 private placement financing of special warrants (as detailed below).  The common shares issued on exercise of the warrants have not been registered under the U.S. Securities Act of 1933, as amended, (the “U.S. Securities Act”) or any state securities laws of any state of the United States.  The common shares were issued to qualified accredited investors based on the representations of such investors to us pursuant to the exclusion from the registration requirements of the U.S. Securities Act provided by Regulation S under the U.S. Securities Act and pursuant to the exemption from the registration requirements of the U.S. Securities Act provided by Regulation D under the U.S. Securities Act and/or Section 4(2) of the U.S. Securities Act.

Date	Description	Number	Purchaser	Consideration
June 9, 2011	Common shares upon exercise of warrants	13,677	Private Placement Investor	$47,869.50

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Corporation.

Our U.S. exploration properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During our fiscal quarter ended June 30, 2011, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

ITEM 6.  EXHIBITS

(a)           Exhibits

10.1	Underwriting Agreement, dated April 12, 2011, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated April 12, 2011 and incorporated herein by reference.

10.2	Consulting Contract with Terri Eggert, dated May 18, 2011, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated May 20, 2011 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA GOLD CORP.
(Registrant)

Date: August 9, 2011	By:	/s/ Michael B. Richings
Michael B. Richings
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Terri L. Eggert
Terri L. Eggert
Interim Chief Financial Officer (Principal Financial and Accounting Officer)