Form 10-Q/A
period 2011-06-30
VISTA GOLD CORP
filed 2011-08-30
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 1-09025

VISTA GOLD CORP
 (Exact Name of Registrant as Specified in its Charter)
Yukon Territory, Canada	98-0542444
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 5, 7961 Shaffer Parkway
Littleton, Colorado	80127
(Address of Principal Executive Offices)	(Zip Code)

(720) 981-1185
(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,166,413 common shares, without par value, outstanding at August 8, 2011.

Explanatory Note

The purpose of this Amendment No. 1 to Vista Gold Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 hereto provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS(2)(3)	XBRL Instance Document
101.SCH(2)(3)	XBRL Taxonomy Extension Schema Document
101.CAL(2)(3)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)(3)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)(3)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Original Form 10-Q.
(2)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP.

By: /s/ Michael B. Richings
       Michael B. Richings
      Executive Chairman and Chief Executive Officer
       (Principal Executive Officer)

Date:  August 30, 2011

By:  /s/ Terri L. Eggert
       Terri L. Eggert
       Interim Chief Financial Officer
       (Principal Financial and Accounting Officer)

Date:  August 30, 2011