Form 10-Q
period 2011-09-30
VISTA GOLD CORP
filed 2011-11-09
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,480,883 common shares, without par value, outstanding at November 3, 2011.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	September 30,	December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$26,946	$39,838
Marketable securities (Note 5)	940	1,703
Other current assets	1,117	1,084
Total current assets	29,003	42,625

Non-current assets:
Mineral properties (Note 6)	16,401	16,622
Plant and equipment (Note 7)	18,817	18,809
Amayapampa disposal consideration (Notes 3)	4,813	4,813
Long-term investment - Midas Gold Corp. (Note 3 and 8)	110,267	—
Deferred debt issuance costs	—	103
Total non-current assets	150,298	40,347

Total assets	$179,301	$82,972

Liabilities and Shareholders’ Equity:
Current liabilities:
Convertible notes (Note 10)	$—	$23,000
Accounts payable	106	147
Accrued interest payable	—	109
Accrued liabilities and other	2,323	1,374
Total current liabilities	2,429	24,630

Non-current liabilities:
Deferred tax liability, net (Note 9)	33,546	—
Total non-current liabilities	33,546	—

Total liabilities	35,975	24,630

Shareholders’ equity:
Capital stock, no par value - unlimited shares authorized; shares outstanding: 2011 - 71,435,883 and 2010 - 61,919,752 (Note 11)	379,861	349,719
Stock-based compensation (Note 12)	4,489	4,695
Warrants (Note 13)	10,876	10,721
Additional paid-in capital (Note 14)	8,729	7,565
Accumulated other comprehensive income (Note 15)	38	929
Deficit	(239,086)	(239,086)
Accumulated deficit during exploration stage	(21,581)	(76,201)
Total shareholders’ equity	143,326	58,342

Total liabilities and shareholders’ equity	$179,301	$82,972

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,		Cumulative during Exploration
	2011	2010	2011	2010	Stage

Operating income and (expenses):
Exploration, property evaluation and holding costs	$(5,803)	$(3,324)	$(13,606)	$(9,860)	$(49,957)
Corporate administration and investor relations	(1,312)	(837)	(4,069)	(2,904)	(30,641)
Depreciation and amortization	(87)	(70)	(247)	(202)	(1,167)
Loss on extinguishment of convertible debt	—	—	—	(1,565)	(1,218)
Gain/(loss) on currency translation	17	152	53	70	(110)
Gain/(loss) on disposal of mineral property, net (Note 3)	(5)	—	77,802	—	79,663
Total operating income/(loss)	(7,190)	(4,079)	59,933	(14,461)	(3,430)

Non-operating income and (expenses):
Gain/(loss) on sale of marketable securities	(2)	52	445	265	7,788
Unrealized gain on long-term investment (Note 3)	27,762	—	27,762	—	27,762
Write down of marketable securities	—	—	—	—	(849)
Interest income	11	17	37	106	2,800
Interest expense	—	(174)	(120)	(889)	(4,096)
Other income/(expense)	109	39	109	135	(5,147)
Total non-operating income/(loss)	27,880	(66)	28,233	(383)	28,258

Income/(loss) from continuing operations before income taxes	20,690	(4,145)	88,166	(14,844)	24,828
Deferred income tax (expense)	(9,957)	—	(33,546)	—	(33,546)
Income/(loss) from continuing operations after income taxes	10,733	(4,145)	54,620	(14,844)	(8,718)
Loss from discontinued operations	—	—	—	—	(12,863)

Net income/(loss)	$10,733	$(4,145)	$54,620	$(14,844)	$(21,581)

Other comprehensive income/(loss), net of tax:
Unrealized fair-value increase/(decrease) on available-for-sale securities	$(319)	$233	$(446)	$202
Realized (gain)/loss on available-for-sale securities	2	(46)	(445)	(233)
	(317)	187	(891)	(31)
Comprehensive income/(loss)	$10,416	$(3,958)	$53,729	$(14,875)

Earnings per share:
Basic:
Weighted average number of shares outstanding (Note 16)	71,213,543	46,586,708	67,441,707	45,897,307
Income/(loss) per share	$0.15	$(0.09)	$0.81	$(0.32)
Diluted:
Weighted average number of shares outstanding (Note 16)	72,781,902	46,586,708	68,202,974	45,897,307
Income/(loss) per share	$0.15	$(0.09)	$0.80	$(0.32)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

	Common stock	Stock-based compensation	Warrants	Additional paid-in capital	Deficit	Accumulated other comprehensive income	Total shareholders’ equity

Balances at December 31, 2010	$349,719	$4,695	$10,721	$7,565	$(315,287)	$929	$58,342

Equity financing, net of transaction costs	28,396	671	588	—	—	—	29,655
Stock options exercised	1,055	(349)	—	—	—	—	706
Stock options expensed	—	424	—	—	—	—	424
Stock options expired	—	(828)	—	828	—	—	—
Restricted stock units exercised	392	(392)	—	—	—	—	—
Restricted stock units expensed	—	268	—	—	—	—	268
Cash paid in lieu of capital stock issuances	(107)	—	—	—	—	—	(107)
Warrants expired	—	—	(336)	336	—	—	—
Warrants exercised	406	—	(97)	—	—	—	309
Other comprehensive loss	—	—	—	—	—	(891)	(891)
Net income	—	—	—	—	54,620	—	54,620

Balances at September 30, 2011	$379,861	$4,489	$10,876	$8,729	$(260,667)	$38	$143,326

   The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Three months ended September 30,		Nine months ended September 30,		Cumulative during Exploration
	2011	2010	2011	2010	Stage
Cash flows from operating activities:
Net income/(loss) for the period	$10,733	$(4,145)	$54,620	$(14,844)	$(8,718)
Adjustments to reconcile income/(loss) for the period to net cash used in operations:
Depreciation and amortization	87	70	247	202	1,167
Stock-based compensation	415	427	1,363	501	6,403
(Gain)/loss on disposal of marketable securities	2	(52)	(445)	(265)	(8,050)
Loss on extinguishment of convertible notes	—	—	—	1,565	1,218
Accrued interest and accretion of interest	—	—	120	—	4,096
(Gain)/loss on disposal of mineral property	—	—	(78,072)	—	(79,933)
Transaction costs	—	—	—	—	1,841
Unrealized gain on long-term investment	(27,762)	—	(27,762)	—	(27,762)
Write down of marketable securities	—	—	—	—	849
Deferred tax expense	9,957	—	33,546	—	33,546
Other non-cash items	—	(74)	—	112	2,477
Change in working capital account items:
Other current assets	(64)	(64)	(33)	(498)	(1,379)
Accrued interest payable	1	140	(504)	(411)	(8,090)
Accounts payable, accrued liabilities and other	7	169	295	178	(489)
Net cash used in operating activities	(6,624)	(3,529)	(16,625)	(13,460)	(82,824)

Cash flows from investing activities:
Purchases of marketable securities	(139)	(19)	(267)	(26)	(1,626)
Proceeds from sales of marketable securities	7	57	583	285	11,040
Acquisition of long-term investment - Midas Gold Corp.	—	—	(3,632)	—	(3,632)
Proceeds from sales of short-term investments	—	—	—	250	—
Additions to mineral property	(538)	(141)	(588)	59	(7,351)
Additions to plant and equipment	(165)	(114)	(255)	(294)	(19,727)
Proceeds from additional option agreement	1,000	—	1,000	—	1,000
Proceeds on disposal of mineral property	—	—	—	—	188
Proceeds on disposal of plant and equipment	—	—	—	—	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	—	—	—	—	(24,517)
Net cash provided by/(used in) investing activities	165	(217)	(3,159)	274	(44,573)

Cash flows from financing activities:
Net proceeds from equity financings	(4)	—	28,984	—	137,070
Repayment of convertible notes	—	—	(23,000)	(2,242)	(26,108)
Proceeds from exercise of warrants	261	—	309	—	39,329
Proceeds from exercise of stock options	264	8	706	8	3,797
Issuance of convertible notes	—	—	—	—	28,345
Cash paid in lieu of capital stock issuances	(107)	—	(107)	—	(107)
Transaction costs	—	—	—	—	(1,841)
Net cash provided by/(used in) financing activities	414	8	6,892	(2,234)	180,485

Increase/(decrease) in cash and cash equivalents	(6,045)	(3,738)	(12,892)	(15,420)	53,088
Decrease in cash and cash equivalents - discontinued operations	—	—	—	—	(26,816)
Net increase/(decrease) in cash and cash equivalents	(6,045)	(3,738)	(12,892)	(15,420)	26,272
Cash and cash equivalents, beginning of period	32,991	16,726	39,838	28,408	674
Cash and cash equivalents, end of period	$26,946	$12,988	$26,946	$12,988	$26,946

Supplemental cash flow information — Note 17

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

1.                                      Nature of Operations

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Corporation,” “we,” “our” or “us”) operate in the mining industry and are focused on the evaluation, acquisition and exploration of gold exploration and potential development projects, which may lead to gold production, as well as the realization of market value of our assets. As such, we are considered an Exploration Stage Enterprise. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling, and/or reengineering the operating assumptions underlying previous engineering work.

We are continuing to move our more advanced projects through technical, engineering and feasibility studies in preparation for mine development so that production decisions can be made on those projects.

2.                                      Significant Accounting Policies

Principles of Consolidation

The consolidated interim financial statements of Vista consolidate the accounts of entities in which we have a controlling financial interest under the voting control model. All intercompany balances and transactions have been eliminated in the consolidated financial statements. Our subsidiaries and percentage ownership in these entities as of September 30, 2011 are:

Ownership
Vista Gold U.S., Inc. and its subsidiary	100%
Vista California, LLC	100%
Granges Inc.	100%
Desarrollas Zapal Holding Corp. and its subsidiaries	100%
Desarrollas Zapal S.A. de C.V. (1% owned by Granges Inc.) and its subsidiaries	99%
Servicios Administrativos MPA S.A. de C.V. (1% owned by Granges Inc.)	99%
Servicios Industriales MPA S.A. de C.V. (1% owned by Granges Inc.)	99%
Vista Gold (Barbados) Corp. and its wholly-owned subsidiary	100%
Salu Siwa Pty. Ltd and its subsidiary	100%
PT Masmindo Dwi (1% owned by Vista Gold (Barbados) Corp.)	99%
Vista Minerals (Barbados) Corp. and its wholly-owned subsidiary	100%
Vista Australia Pty Ltd.	100%
Vitliq Holdings Corp.	100%
Vitliq S.A. de C.V. (1% owned by Granges Inc.)	99%

Basis of Presentation

We have, from our inception until December 31, 2010, reported to securities regulators in both Canada and the U.S. using Canadian generally accepted accounting principles (“GAAP”) financial statements with reconciliation to U.S. GAAP.  However, a change in the position of the United States Securities and Exchange Commission (“SEC”) in late 2009 required Canadian companies, such as Vista, that do not qualify as foreign private issuers to file their financial statements in the U.S. using U.S. GAAP for periods beginning after December 31, 2010.  Therefore, we have retrospectively adopted U.S. GAAP effective January 1, 2011 for all U.S. and Canadian filings.  Canadian securities regulators announced that they will continue to accept financial statements prepared in accordance with U.S. GAAP.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

A comparison of our September 30, 2011 and December 31, 2010 balance sheets in U.S. GAAP to our balance sheet at December 31, 2010 as reported in Canadian GAAP is as follows:

			Canadian
	U.S. GAAP	U.S. GAAP	GAAP
	September 30,	December 31,	December 31,
	2011	2010	2010
Assets:
Cash and cash equivalents	$26,946	$39,838	$39,838
Mineral properties (1)	16,401	16,622	54,195
Other assets	135,954	26,512	26,409
Total assets	$179,301	$82,972	$120,442

Liabilities	$35,975	$24,630	$24,135
Shareholders’ equity (1)	143,326	58,342	96,307
Total liabilities and shareholders’ equity	$179,301	$82,972	$120,442

Note:

(1)

The decrease in mineral properties and increase in the shareholders’ equity during exploration stage is primarily due to the conversion to U.S. GAAP from Canadian GAAP. In accordance with U.S. GAAP, our property acquisition costs, including directly related acquisition costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred. Under Canadian GAAP, however, both acquisition costs and exploration expenditures had been capitalized when incurred.

In accordance with U.S. GAAP for interim financial statements, these consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2010 and 2009 and for each of the three years ended December 31, 2010 and with Note 20 — Differences between Canadian and United States generally accepted accounting principles included in our Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal, recurring nature) necessary to present fairly in all material respects our financial position as of September 30, 2011 and the results of our operations and cash flows for the nine months ended September 30, 2011 and 2010 in conformity with U.S. GAAP.  Interim results of operations for the nine months ended September 30, 2011 may not be indicative of results that will be realized for the full year ending December 31, 2011.

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

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

Mineral Properties

Mineral property acquisition costs, including directly related acquisition costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred.  When we determine that a mineral property can be economically developed in accordance with U.S. GAAP, the costs then incurred to develop such property are capitalized.  When ore reserves associated with the projects can be determined, capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to loss in that period.

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

Stock-Based Compensation

We record compensation expense on the granting of all stock-based compensation awards, including stock options grants, restricted stock units grants and restricted stock awards grants, calculated using the fair-value method. We use the Hull-White Trinomial method of determining the fair value of the stock option on the date of the grant. When an option is granted, the fair value of the immediately vested portion is expensed and included within the stock-based compensation balance within shareholders’ equity. As to the options vesting, the fair value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. When an option is exercised, the grant-date fair value of the options is transferred to common stock. When options are cancelled, the vested fair-value balance of the stock options is transferred to additional paid-in capital. When stock options are forfeited prior to becoming fully vested, any expense previously recorded is reversed through income. When options expire, the related fair value is transferred to additional paid-in capital.

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

Uncertainty in Income Tax Positions

The Company recognizes tax benefits from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the taxing authorities. The Company records the related interest expense and penalties, if any, as tax expense in the tax provision.

Net Income/(Loss) Per Share

Basic income/(loss) per share amounts are calculated by using the weighted average number of common shares outstanding during the period. Diluted income per share amounts reflect the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted unless their inclusion would be anti-dilutive. As Vista incurred a net loss in 2010, potential shares to be issued from the assumed exercise of stock options, warrants and restricted share units were not included in the computation of diluted earnings per share in 2010, since their result would have been anti-dilutive.

Subsequent Events

We have evaluated events, if any, which occurred subsequent to September 30, 2011 to ensure that such events have been properly reflected in these consolidated financial statements.

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

Fair Value Accounting

In January 2010, the ASC guidance for fair-value measurements and disclosures was updated to require enhanced detail in the Level 3 reconciliation, which includes financial instruments valued using management’s judgment and estimations.  The updated guidance became effective for our fiscal year that began on January 1, 2011.  Adoption of this guidance had no impact on our consolidated financial statements for the nine months ended September 30, 2011 and is expected to have minimal impact for the full year ending December 31, 2011.

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

On July 14, 2011, Midas Gold successfully completed an initial public offering (“IPO”), issuing 13,930,855 Midas Gold Shares.  Midas Gold Shares began trading on the Toronto Stock Exchange (“TSX”) under the symbol “MAX.”  Vista owns 31,802,615 Midas Gold Shares, which following the completion of Midas Gold’s IPO, represents 30.2% of the issued and outstanding Midas Gold Shares.

Upon initial recognition of its investment in the Midas Gold Shares, Vista elected to apply the fair value option, and as such, the investment is recorded at fair value in the Consolidated Balance Sheet.  Subsequent changes in fair value are recorded in the Consolidated Statement of Income/(Loss) in the period in which they occur.  The difference between the fair value of the 30,402,615 Midas Gold Shares and the carrying value of our Yellow Pine assets has been recorded as a gain on disposal of mineral property given that Vista ceased to have a controlling financial interest in the Yellow Pine gold project upon completion of the Combination.

The Midas Gold Shares are currently subject to a contractual restriction on transfer from the date of Midas’ IPO.  Because management intends on holding this investment for the long term, we have classified our investment in the Midas Gold Shares as a long-term investment.

Amayapampa Disposal Consideration

On April 7, 2008, we entered into an agreement to dispose of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay to us a total amount of $3,000 in three payments of $1,000. The first of these payments will be due and payable upon the start of commercial production (as defined in the purchase and sale agreement) at the Amayapampa gold project followed by $1,000 payments on each of the first and second anniversaries of the start of Commercial Production.  In addition, Republic agreed to pay to us a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. When the price of gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable; when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable; and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces, and no NSR payments are due to us if the gold price is below $500 per ounce. The Amayapampa disposal consideration has been accounted for in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” The balance of the Amayapampa disposal consideration at September 30, 2011 was $4,813. See Note 4 below for details regarding inputs used in determining the fair value of this asset.

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

Our financial instruments include cash and cash equivalents, marketable securities, Amayapampa disposal consideration, long-term investment, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximated fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market, with unrealized gains and losses being reported in other comprehensive income until such time that the securities are disposed of or become impaired.  As such, these financial instruments are included in Level 1 in our fair-value hierarchy.  The value of our long-term investment in the Midas Gold Shares is based upon its quoted market price in an active market, discounted to the extent considered appropriate by management for the contractual restriction on transfer.  Based on these factors, this financial instrument is included in Level 2 in our fair-value hierarchy.  The value of the Amayapampa disposal consideration was estimated at $4,813 based on probability-weighted cash flow scenarios and assumptions, including future gold prices, estimated gold production and the timing of commencement of commercial production, which are management’s best estimates based on current available information.  As such, this financial instrument is included in Level 3 in our fair-value hierarchy.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

5.                                      Marketable Securities

	At September 30, 2011			At December 31, 2010
	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain	Fair value

Esperanza Silver Corp.	$10	$106	$116	$10	$203	$213
Black Isle Resources	50	(19)	31	50	13	63
Nevgold Resources Corp.	87	24	111	87	205	292
Sprott Resources Corp.	138	69	207	220	150	370
Canadian Phoenix	99	(4)	95	99	12	111
Other	518	(138)	380	308	346	654
	$902	$38	$940	$774	$929	$1,703

6.                                      Mineral Properties

	2010	2011
	December 31,	Acquisition costs	Option payments	Capitalized interest	Cost recovery	Disposals	Year to date activity	September 30,

Long Valley, United States	$750	$—	$—	$—	$—	$—	$—	$750
Yellow Pine, United States	800	—	—	—	—	(800)	(800)	—
Concordia, Mexico	8,588	1,150	50	379	—	—	1,579	10,167
Guadalupe de los Reyes, Mexico	2,752	—	—	—	—	—	—	2,752
Awak Mas, Indonesia	1,586	—	—	—	(1,000)	—	(1,000)	586
Mt. Todd, Australia	2,146	—	—	—	—	—	—	2,146
	$16,622	$1,150	$50	$379	$(1,000)	$(800)	$(221)	$16,401

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

On April 6, 2011, the Combination with Midas Gold was completed.  As part of the Combination, Midas and Vista US contributed each of their respective gold assets in the Yellow Pine-Stibnite District in Idaho to Midas Gold.  See Note 3.

On June 13, 2011, our subsidiary Vista Gold (Barbados) Corp. (“Vista Barbados,”) entered into an additional option agreement (“Additional Option Agreement”) with Pan Asia Resources Corp. (“Pan Asia”).  The Additional Option Agreement provides Pan Asia with the opportunity to earn an additional 20% interest in our Awak Mas gold project in Indonesia after it has earned a 60% interest in the project pursuant to the JV Agreement (as defined below).  Pan Asia can acquire the additional 20% interest by (a) making cash payments totaling $2,500 over a nine-month period; (b) issuing shares with a value equal to $2,000 or making a cash payment of $2,000 within 12 months, depending on whether Pan Asia completes an initial public offering; and (c) carrying out a 5,000 meter drilling program in an area outside of the current project resource area within 18 months.  In September 2011, the Additional Option Agreement and JV agreement were assigned from Pan Asia to Awak Mas Holdings Pty. Ltd. (an affiliate of Pan Asia). During the nine months ended September 30, 2011, Vista received $1,000 under the Additional Option Agreement and has recorded these proceeds as a cost recovery against the carrying value of the Awak Mas gold project.  Any further proceeds received under these option agreements will be applied against the carrying value of the Awak Mas gold project until the carrying value is reduced to zero.  Any proceeds received in excess of the carrying value of the project will be recorded as a realized gain in the Consolidated Statement of Income/(Loss).

In December 2009, Pan Asia and Vista Barbados executed a joint venture agreement (“JV Agreement”) allowing Pan Asia to earn a 60% interest in the project by: (a) expending $3,000 on the project within a specified period of time; (b) completing an environmental impact assessment and feasibility study (in compliance with Canadian National Instrument 43-101); and (c) issuing to Vista 2,000,000 shares of Pan Asia and the right to purchase up to an additional 2,000,000 shares of Pan Asia in the event Pan Asia completes an initial public offering of its shares. The 2,000,000 shares of Pan Asia received under the JV agreement were subsequently exchanged for equivalent shares of One Asia Resources Ltd.

If Awak Mas Holdings Pty. Ltd. completes the undertakings required in the JV Agreement and the Additional Option Agreement, it will hold an 80% indirect interest in the Awak Mas gold project.

In September 2011, the Company acquired some additional land from a third party for $1,150 as part of Vista’s efforts to advance the Concordia gold project. Vista paid $538 in cash, while the remaining $612 is due upon the achievement of certain milestones and is included in accrued liabilities and other on our Consolidated Balance Sheet.

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

7.                                      Plant and Equipment

	September 30, 2011			December 31, 2010
	Cost	Accumulated depreciation and write downs	Net	Cost	Accumulated depreciation and write downs	Net

Concordia, Mexico	$18,185	$87	$18,098	$18,185	$63	$18,122
Awak Mas, Indonesia	119	91	28	119	91	28
Mt. Todd, Australia	1,298	668	630	1,110	494	616
Corporate, United States	422	361	61	355	312	43
	$20,024	$1,207	$18,817	$19,769	$960	$18,809

8.                                      Long-Term Investment - Midas Gold Corp.

Summarized financial information for Midas as of June 30, 2011 and for the three and six months then ended, which represents Midas’ latest available financial data, prepared in accordance with International Financial Reporting Standards for interim financial statements is as follows (in thousands, except share and per share data):

June 30,
2011
Assets
Current assets
Cash and cash equivalents	$18,821
Prepaid and other assets	201
Total current assets	19,022
Non-current assets
Buildings and equipment, net	475
Exploration and evaluation assets	93,197
Other non-current assets	1,516
Total non-current assets	95,188
Total assets	$114,210

Liabilities & Shareholders’ Equity
Current liabilities
Accounts payable	$1,570
Current portion of notes payable	178
Accrued interest	2
Total current liabilities	1,750
Long-term portion of notes payable	566
Shareholders’ equity
Share capital	112,478
Equity reserve	4,644
Deficit	(5,228)
Total shareholders’ equity	111,894
Total liabilities & shareholders’ equity	$114,210

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2011	2010	2011	2010

Operating income/(expense)	$(3,350)	$(152)	$(4,331)	$(297)
Other income/(expense)	(52)	7	(47)	9
Net loss	$(3,401)	$(145)	$(4,378)	$(288)

Net loss per share, basic and diluted	$0.04	$—	$0.07	$0.01

Weighted average number of shares outstanding, basic and diluted	86,903,000	37,543,000	65,376,000	32,729,000

9.                                      Income Taxes

As of December 31, 2010, our deferred tax assets were fully reserved with a related valuation allowance.  On April 6, 2011, we completed the Combination with Midas Gold Inc. that was a tax-free reorganization for U.S. tax purposes.  However, upon completion of the Combination, Vista US received Midas Gold Shares with an initial fair value of $78,872.  The corresponding estimated deferred tax liability of $29,675 at the time of the Combination exceeded the valuation allowance of $6,086 for Vista US.  Therefore, the valuation allowance against Vista US’s deferred tax asset was released upon receipt of the Midas Gold Shares.  At September 30, 2011, the deferred tax asset of $6,086 has been offset against the deferred tax liability of $39,632, representing the deferred tax liability for our unrealized gain on the Midas Gold Shares, and has been recorded in the Consolidated Balance Sheet.  The tax calculation is based on an effective rate of 38.01% (US Federal — 35% and state — 3.01%).

As of September 30, 2011, the Company has identified an uncertain tax position of $826 related to the utilization of certain net operating loss carry forwards that are expected to be taken on future income tax returns.   This uncertain tax position increased the Company’s effective income tax rate for the three and nine months ended September 30, 2011 to 40.04% and 38.82%, respectively.

10.                               Repayment of Convertible Notes

On March 4, 2011, we used a portion of the net cash proceeds of $33,074 from our October 22, 2010 private placement to repay the outstanding principal of $23,000 and accrued interest of $504 on our 10% senior secured convertible notes (the “Notes”).

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

11.                               Capital Stock

	Number of shares issued	Common stock
As of December 31, 2010	61,919,752	$349,719

Exercises of employee stock options - cash	64,742	118
Exercises of employee stock options - fair value - Note 12	—	78
Issued during the three months ended March 31, 2011	64,742	196
As of March 31, 2011	61,984,494	$349,915

Exercises of employee stock options - cash	134,742	324
Exercises of employee stock options - fair value - Note 12	—	146
Exercises of October 22, 2010 warrants - cash	13,677	48
Exercises of October 22, 2010 warrants - fair value - Note 13	—	15
April 20, 2011 equity financing	9,000,000	28,396
Issued during the three months ended June 30, 2011	9,148,419	28,929
As of June 30, 2011	71,132,913	$378,844

Exercises of employee stock options - cash	87,500	264
Exercises of employee stock options - fair value - Note 12	—	125
Exercises of restricted stock units - fair value - Note 12	140,905	392
Cash paid in lieu of capital stock issuances	—	(107)
Exercises of October 22, 2010 warrants - cash	74,565	261
Exercises of October 22, 2010 warrants - fair value - Note 13	—	82
Issued during the three months ended September 30, 2011	302,970	1,017
As of September 30, 2011	71,435,883	$379,861

On April 20, 2011, GMP Securities L.P. and Wellington West Capital Markets Inc. (collectively, the “Underwriters”) purchased, on a bought deal basis, 9,000,000 of our common shares at a price of Cdn$3.30 ($3.43 based on the exchange rate on April 20, 2011) per common share (the “Issue Price”) for aggregate gross proceeds of Cdn$29,700 ($30,870 based on the exchange rate on April 20, 2011) (the “Offering”).  Net cash proceeds after legal and regulatory fees were $28,984.  Also, in connection with the Offering, we issued 450,000 compensation options to the Underwriters with a fair value of $588 (see Note 13).  The common shares were sold by way of a prospectus supplement to our existing base shelf prospectus dated April 27, 2009 and filed with the securities commissions in all of the provinces and territories of Canada (other than the Province of Québec) and in the United States by way of a prospectus supplement to our base shelf prospectus included in our shelf registration statement filed with the SEC on April 28, 2009.  On May 20, 2011, an over-allotment option expired unexercised.

12.                               Stock-Based Compensation

A summary of the fair value of all awards issued under our stock compensation plans included within shareholders’ equity is as follows:

	September 30,	December 31,
	2011	2010

Stock options	$4,489	$4,570
Restricted stock units	—	125
	$4,489	$4,695

Stock Option Plan

Under our Stock Option Plan (the “Plan”), we may grant options to our directors, officers, employees and consultants.  The maximum number of our common shares that may be reserved for issuance under the Plan, together with those reserved for issuance under the LTIP (as discussed below), is a variable number equal to 10% of the issued and outstanding common shares on a non-diluted basis.  Under the Plan, the exercise price of each option shall not be less than the market price of our common shares on the date preceding the date of grant, and an option’s maximum term is 10 years or such other shorter term as stipulated in a stock option

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

agreement between Vista and the optionee.  Options under the Plan are granted from time to time at the discretion of the Board of Directors (“Board of Directors” or “Board”), with vesting periods and other terms as determined by the Board.

A summary of option activity under the Plan as of September 30, 2011 and changes during the nine-month period then ended is set forth in the following table:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding - December 31, 2010	2,588,661	$3.55	2.90	$463

Exercised	(64,742)	2.37
Outstanding - March 31, 2011	2,523,919	$3.58	2.38	$2,455

Granted	891,000	2.93
Exercised	(134,742)	2.16
Outstanding - June 30, 2011	3,280,177	$3.45	2.85	$733

Granted	155,000	3.29
Exercised	(87,500)	3.53
Expired	(216,677)	3.44
Outstanding - September 30, 2011	3,131,000	$3.23	2.85	$1,604

Exercisable - September 30, 2011	2,555,500	$3.30	2.31	$1,362

A summary of the fair-value changes included in stock-based compensation within shareholders’ equity as of September 30, 2011 is set forth in the following table:

Fair value
As of December 31, 2010	$4,570

Exercised	(78)
Expensed	28
As of March 31, 2011	$4,520

Granted	671
Exercised	(146)
Expensed	60
As of June 30, 2011	$5,105

Granted	(124)
Exercised
Expensed	336
Expired	(828)
As of September 30, 2011	$4,489

The total number of stock options outstanding at the end of the quarter is 3,131,000 with exercise prices ranging from approximately $1.77 to $7.45 and remaining lives ranging from 0.83 to 4.88 years.  The total number of options outstanding represents 4.38% of our issued and outstanding capital.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

A summary of the status of our unvested stock options as of September 30, 2011 is set forth below:

	Number of shares	Weighted average grant-date fair value per share
Unvested - December 31, 2010	82,500	$1.36

Unvested - March 31, 2011	82,500	$1.36

Granted	445,500	1.51
Vested	(30,000)	1.17

Unvested - June 30, 2011	498,000	$1.50

Granted	77,500	1.68

Unvested - September 30, 2011	575,500	$1.51

As of September 30, 2011, there was $689 of unrecognized compensation expense related to the unvested portion of options outstanding.  This expense is expected to be recognized over a weighted-average period of 0.73 years.

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

The following table summarizes the RSU awards during the period ended September 30, 2011:

	Number of units	Weighted average grant-date fair value
Unvested - December 31, 2010	175,500	$2.37

Unvested - March 31, 2011	175,500	$2.37

Forfeited	(10,000)	2.37

Unvested - June 30, 2011	165,500	$2.37

Exercised	(165,500)	2.37

Outstanding - September 30, 2011	—

A summary of the amortization of the fair value included in stock-based compensation within shareholders’ equity as of September 30, 2011 is set forth in the following table:

Fair value
As of December 31, 2010	$125

Expensed	102
As of March 31, 2011	$227

Expensed	104
Forfeited	(17)
As of June 30, 2011	$314

Expensed	78
Exercised	(392)
As of September 30, 2011	$—

13.                               Warrants

A summary of the fair value of warrants, including compensation options, outstanding and included within shareholders’ equity is as follows:

	September 30,	December 31,
	2011	2010

Warrants	$10,288	$10,721
Compensation options	588	—
	$10,876	$10,721

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

Warrants

	Warrants granted	Valuation	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise price per share	Expiry date	Weighted average remaining life (yrs.)	Intrinsic Value

As of December 31, 2010	28,347,397	$10,721	(11,683,841)	(525,077)	16,138,480	$3.48		4.6	$57

Convertible notes broker warrants	—	(336)	—	(200,000)	(200,000)	6.00	Mar-11

As of March 31, 2011	28,347,397	$10,385	(11,683,841)	(725,077)	15,938,480	$3.45		4.5	$8,726

Exercised from the October 22, 2010 private placement	—	(15)	(13,677)	—	(13,677)	3.50	Oct-15

As of June 30, 2011	28,347,397	$10,370	(11,697,518)	(725,077)	15,924,803	$3.45		4.2	$334

Exercised from the October 22, 2010 private placement	—	(82)	(74,565)	—	(74,565)	3.50	Oct-15

Outstanding and exercisable as of September 30, 2011	28,347,397	$10,288	(11,772,083)	(725,077)	15,850,238	$3.45		3.9	$656

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

On May 5, 2011, our resale registration statement on Form S-3, which we agreed to file pursuant to the terms of our October 22, 2010 private placement of 14,666,739 special warrants, was declared effective.  The registration statement registers for resale common shares, warrants and common shares issuable upon the exercise of warrants held by certain security holders named in the prospectus contained in the registration statement.  The registration statement also registers the issuance of common shares underlying the warrants by holders that purchase the warrants pursuant to the resale registration statement.

Compensation Options

	Compensation options	Valuation	Compensation options outstanding	Weighted average exercise price	Expiry date	Weighted average remaining life (yrs.)	Intrinsic Value

As of December 31, 2010	—	$—	—	$—			$—

As of March 31, 2011	—	$—	—	$—			$—

Issued as compensation to the Underwriters	450,000	588	450,000	3.38	Apr-13	1.8

As of June 30, 2011	450,000	$588	450,000	$3.38		1.8	$247

As of September 30, 2011	450,000	$588	450,000	$3.42		1.6	$35

In connection with the Offering, Vista granted 450,000 compensation options (the “Compensation Options”) to the Underwriters as compensation.  Each Compensation Option is exercisable until April 20, 2013 to purchase one common share at the issue price of Cdn$3.30, which was approximately $3.42 at September 30, 2011.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

14.                                 Additional Paid-In Capital

	For the period ended
	September 30,	December 31,
	2011	2010
Balance, beginning of period	$7,565	$6,862

Cancelled options	—	4
Expired options	828	699
Expired warrants — Note 13	336	—

Balance, end of period	$8,729	$7,565

15.                               Accumulated Other Comprehensive Income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

Accumulated other comprehensive income
As of December 31, 2010	$929

Unrealized gain on marketable securities	276
Realized gain on marketable securities	(366)

As of March 31, 2011	$839

Unrealized loss on marketable securities	(403)
Realized gain on marketable securities	(81)

As of June 30, 2011	$355

Unrealized loss on marketable securities	(319)
Realized loss on marketable securities	2

As of September 30, 2011	$38

16.                               Weighted Average Common Shares

Basic income per common share is computed by dividing income by the weighted average number of common shares outstanding during the period.  Diluted income per common share is computed similarly to basic income per common share except that weighted average common shares are increased to include the potential issuance of dilutive common shares.

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average common shares:
Basic	71,213,543	46,586,708	67,441,707	45,897,307
Effect of dilutive employee stock-based awards	679,568	—	563,028	—
Effect of dilutive warrants	888,791	—	198,239	—
Diluted	72,781,902	46,586,708	68,202,974	45,897,307

Stock options to purchase 745,000 and 2,508,661 common shares, warrants to purchase 15,219,802 and 200,000 common shares were outstanding at September 30, 2011 and 2010, respectively, but were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S. dollars and in thousands, except share, per share and per ounce data, unless otherwise noted)

17.                               Supplemental Cash Flow Information

Significant non-cash transactions during the nine months ended September 30, 2011 included the following:

•                  the receipt of 30,402,615 Midas Gold Shares in exchange for our Yellow Pine assets with a carrying value of $800.  The fair value of the Midas Gold Shares was determined to be $78,872 upon receipt (see Note 3);

•                  the issuance of 450,000 Compensation Options as compensation to the Underwriters’ of our April 20, 2011 equity financing (see Note 13); and

•                  the acquisition of mineral properties for the partial consideration of a $612 obligation, which is due upon the achievement of certain milestones.

Significant non-cash transactions during the nine months ended September 30, 2010 included the issuance of 1,902,684 common shares as partial consideration for the repurchase of Notes in the principal amount of $5,667 and interest payable through to the maturity date of $691.  Also during the nine-month period ended September 30, 2010, we received 800,000 common shares in the capital of Black Isle Resources Corp. for the repayment of an outstanding $662 loan that was previously written off as an uncollectible receivable.  These common shares were valued at $38 when received and, accordingly, were recorded as a gain in our Consolidated Statement of Income/(Loss).

18.                               Geographic and Segment Information

We evaluate, acquire and explore gold exploration and potential development projects, which may lead to gold production, as well as the realization of the market value of our assets.  These activities are focused principally in Australia, North America and Indonesia. We reported no revenues in the nine-month periods ended September 30, 2011 and 2010.  Geographic segmentation of mineral properties and plant and equipment is provided in Notes 6 and 7.

19.                               Related Party Transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  A founder and partner of Sierra is also one of our directors.  Under the terms of the agreement, Sierra provided us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis.  Sierra assists us with our efforts to maintain an investor relations program and provides support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10 during the term of the agreement and issue to Sierra 60,000 of our stock options.  As of September 30, 2011, we had made payments to Sierra under the agreement totaling $300, of which $90 had been paid during the nine-month period ended September 30, 2011, and had issued the 60,000 stock options to Sierra with a recorded expense of $54. On December 15, 2010, we issued an additional 30,000 of our stock options to Sierra, which had a recorded value of $36 as of September 30, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Corporation,” “we” or “our”) for the three- and nine-month periods ended September 30, 2011 has been prepared based on information available to us as of November 3, 2011.  This MD&A should be read in conjunction with the annual consolidated financial statements of the Corporation for the three years ended December 31, 2010 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and with Note 20 — Differences between Canadian and United States generally accepted accounting principles and with our accompanying consolidated interim financial statements of the Corporation for the period ended September 30, 2011 (collectively, the “Consolidated Financial Statements”).  This MD&A contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.  See “Note Regarding Forward-Looking Statements” below.

All amounts stated herein are in U.S. dollars in thousands, except per share amounts, per ounce amounts, common share amounts, stock option amounts and exchange rates, unless otherwise noted.

Results from Operations

Our consolidated net income for the three-month period ended September 30, 2011 was $10,733 or $0.15 per basic share compared to our consolidated net loss of $4,145 or $0.09 per basic share for the same period in 2010.  Our consolidated net income for the nine-month period ended September 30, 2011 was $54,620 or $0.81 per basic share compared to consolidated net loss of $14,844 or $0.32 per basic share for the same period in 2010.  For the three-month period ended September 30, 2011, the increase in the consolidated net income of $14,878 from the respective prior period is primarily the result of the unrealized gain on the long-term investment of $27,762, which was offset by increases in exploration, property evaluation and holding expenses of $2,479; corporate administration and investor relations costs of $475; and a deferred tax expense of $9,957.  For the nine-month period ended September 30, 2011, the increases in the consolidated net income of $69,464 from the respective prior period are primarily the result of the unrealized gain on the long-term investment of $27,762 and the gain on disposal of a mineral property of $77,802, which were offset by increases in exploration, property evaluation and holding costs of $3,746; corporate administration and investor relations costs of $1,165; and a deferred tax expense of $33,546.  The increases in the unrealized gain on the Midas Gold Shares and the gain on disposal of mineral property were the result of the completion of the combination with Midas Gold Corp. on April 6, 2011. The increases in exploration, property evaluation and holding costs are explained below.

Exploration, Property Evaluation and Holding Costs

Exploration, property evaluation and holding costs were $5,803 for the three-month period ended September 30, 2011 and $13,606 for the nine-month period ended September 30, 2011 as compared with $3,324 and $9,860 for the respective periods in 2010. The increases of $2,479 and $3,746 from the respective prior periods are primarily due to the following:

•                  Increases in expenses at our Mt. Todd gold project of $3,023 and $4,538 from the respective three- and nine-month periods in 2010. These increases are the result of expenses associated with the feasibility study that we are currently undertaking at our Mt. Todd gold project, as well as an increase in expenses associated with permitting activities as we move the project towards a development decision.

•                  Decreases in expenses at our Concordia gold project of $705 and $917 from the respective three- and nine-month periods in 2010.

Corporate Administration and Investor Relations

Corporate administration and investor relations costs increased to $1,312 and $4,069 during the three- and nine-month periods ended September 30, 2011, respectively, as compared with $837 and $2,904 for the same periods in 2010.  The increases of $475 and $1,165 from the respective prior periods are primarily due to increases in stock-based compensation expense of $239 and $767, respectively.  These increases are the result of a grant of 891,000 stock options during June 2011 of which 50% of the options vested immediately.  There were no stock options granted during the 2010 periods.  There were no other significant variances from the prior periods for the three- and nine-month periods ended September 30, 2011.

Depreciation and Amortization

Depreciation and amortization expense was $87 and $247 for the three- and nine-month periods ended September 30, 2011, respectively, as compared with $70 and $202 for the same periods in 2010.   The increases of $17 and $45 from the respective prior periods were primarily attributable to increased capital expenditures at the Mt. Todd gold project.

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

Upon initial recognition of its investment in the Midas Gold Shares, Vista elected to apply the fair value option, and as such, the investment is recorded at fair value in the Consolidated Balance Sheet.  The difference between the fair value of the 30,402,615 Midas Gold Shares and the carrying value of our Yellow Pine assets has been recorded as a gain on disposal of mineral property of $77,802, given that Vista ceased to have a controlling financial interest in the Yellow Pine gold project upon completion of the Combination.  There were no similar transactions during the respective 2010 periods.

Non-Operating Income and Expense

Gain on Sale of Marketable Securities

For the three-month period ended September 30, 2011, we realized a loss of $2 on the sale of marketable securities as compared with gain of $52 for the same period in 2010.  The loss for the three-month period in 2011 resulted from the sale of marketable securities that had a book value of $9, and the gain for the same period in 2010 resulted from the sale of marketable securities that had a book value of $6.

For the nine-month period ended September 30, 2011, we realized a gain of $445 on the sale of marketable securities as compared with a gain of $265 for the same period in 2010.  The gain for the nine-month period in 2011 resulted from the sale of marketable securities that had a book value of $137, and the gain for the same period in 2010 resulted from the sale of marketable securities that had a book value of $21.

At September 30, 2011, we held marketable securities available-for-sale with a quoted market value of $940.  We purchased the securities for investing purposes with the intent to hold the securities until such time as it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities continuously in order to mitigate the risk of loss on the investment.

Unrealized Gain on Long-Term Investment

Unrealized gain on long-term investment was $27,762 for the three- and nine-month periods ended September 30, 2011 as compared with no gain or loss for the same periods in 2010.  Upon initial recognition of our investment in the Midas Gold Shares on April 6, 2011, we elected to apply the fair value option, and as such, the investment is recorded at fair value in the Consolidated Balance Sheet with subsequent changes in fair value being recorded in the Consolidated Statement of Income/(Loss) in the period in which they occur.

Interest Income

Interest income decreased to $11 for the three-month period ended September 30, 2011 and $37 for the nine-month period ended September 30, 2011 as compared with $17 and $106 for the respective periods in 2010.  The decreases of $6 and $69 from the respective prior periods were mostly the result of lower interest rates in the market.

Interest Expense

There was no interest expense during the three-month period ended September 30, 2011 and $120 during the nine-month period ended September 30, 2011 as compared with $174 and $889 for the same periods in 2010, respectively.  The decreases of $174 and $769 from the respective prior periods are attributable to the repurchase in May 2010 of a portion of our then outstanding 10% senior secured convertible notes (the “Notes”) and the repayment of the remaining Notes on March 4, 2011.  For the 2010 period, we were accruing interest on the principal amount of the $28,667 outstanding Notes, whereas for the 2011 period, we were accruing interest on the principal amount of the $23,000 outstanding Notes as a result of the extinguishment of the principal amount of $5,667 of the Notes in May 2010.  For the three-month period ended September 30, 2011, there was no activity related to the Notes.  For the nine-month period ended September 30, 2011, $24 is attributable to the amortization of the Notes issuance costs and $96 is attributable to interest expense.  These amounts are approximately 24% of the full interest expense associated with the issuance of the Notes.  We capitalized the remaining 76% as additions to mineral properties in accordance with ASC 835-20, “Capitalization of Interest,” and our accounting policy.

Deferred Income Tax Expense

As of December 31, 2010, our deferred tax assets were fully reserved with a related valuation allowance.  On April 6, 2011, we completed the Combination with Midas that was a tax-free reorganization for U.S. tax purposes.  However, upon completion of the Combination, Vista US received Midas Gold Shares with a fair value that was determined to be $78,872.  The corresponding estimated deferred tax expense of $29,675 at the time of the Combination exceeded the valuation allowance of $6,086 for Vista US.  Therefore, the valuation allowance against Vista US’s deferred tax asset was released upon receipt of the Midas Gold Shares.  At September 30, 2011, the deferred tax benefit of $6,086 has been offset against the deferred tax expense of $39,632, which also contemplates the deferred tax expense for our unrealized gain on the Midas Gold Shares.  The tax calculation is based on an effective rate of 38.01% (US Federal — 35% and state — 3.01%).

Financial Position, Liquidity and Capital Resources

Cash Used in Operating Activities

Net cash used in operating activities was $6,624 for the three-month period ended September 30, 2011 as compared with $3,529 for the same period in 2010.  The increase of $3,095 was mostly the result of increases in net income of $14,878 and the deferred tax expense of $9,957, which were offset by the increase in the unrealized gain on the long-term investment of $27,762.

Net cash used in operating activities was $16,625 for the nine-month period ended September 30, 2011 as compared with $13,460 for the same period in 2010.  The increase of $3,165 is mostly the result of increases in net income of $69,464 and the deferred tax expense of $33,546, which were offset by increases in the gain on the disposal of mineral property of $78,072 and the unrealized gain on the long-term investment of $27,762.

Investing Activities

Net cash provided by investing activities was $165 for the three-month period ended September 30, 2011 as compared with net cash used in investing activities of $217 for the same period in 2010.  The decrease in cash used in investing activities of $382 is primarily due to the $1,000 cash proceeds received under the additional option agreement with Pan Asia. These cash proceeds were partially offset by the acquisition of mineral properties of $538 for the Concordia project and increased cash used to acquire marketable securities of $120 and plant and equipment of $51.

Net cash used in investing activities was $3,159 for the nine-month period ended September 30, 2011 as compared with net cash provided by investing activities of $274 for the same period in 2010.  The increase in cash used in investing activities of $3,433 is primarily due to increases in cash used to acquire long-term investments of $3,632 and cash used to acquire mineral properties of $538.  These increases and other less significant increases were partially offset by cash proceeds from the additional option agreement of $1,000 and higher cash proceeds received from the sale of marketable securities of $298.

For the nine-month period ended September 30, 2011, the increase in cash used to acquire the long-term investment of $3,632 is solely due to the purchase of 1,400,000 Midas shares by Vista at Cdn$2.50 per share as part of Midas’ private placement in April 2011.

Financing Activities

Net cash provided by financing activities was $414 for the three months ended September 30, 2011, which included proceeds of $264 and $261 received from the exercises of stock options and warrants, respectively.  These proceeds were offset by cash paid in lieu of capital stock issuances of $107.

Net cash provided by financing activities was $6,892 for the nine months ended September 30, 2011, which included the following:

•                  cash proceeds of $28,984 received from our April 20, 2011 equity financing;

•                  proceeds of $706 and $309 received from the exercises of stock options and warrants, respectively;

•                  cash paid in lieu of capital stock issuances of $107; and

•                  repayment of the outstanding principal amount of $23,000 on the Notes upon maturity on March 4, 2011.

For the nine-month period ended September 30, 2010, net cash used by financing activities of $2,234 was the result of the cash consideration paid for the repurchase of $5,667 of Notes on May 20, 2010.

Liquidity and Capital Resources

At September 30, 2011, our total assets were $179,301 compared to $82,972 at December 31, 2010, representing an increase of $96,329.  The increase in total assets is primarily due to an increase in long-term investment of $110,267, which was offset by a decrease in our cash and cash equivalents of $12,892.  At September 30, 2011, we had working capital of $26,574 as compared with working capital of $17,995 at December 31, 2010, representing an increase of $8,579.  Our liquidity was impacted primarily by the repayment of our outstanding $23,000 principal amount of the Notes on March 4, 2011 and the increase in our cash and cash equivalents of $28,984 from our equity financing on April 12, 2011, which was offset by cash used in operating activities of $16,013 and cash invested in Midas Gold Shares of $3,632.

The principal components of working capital at September 30, 2011 were cash and cash equivalents of $26,946 and marketable securities of $940.  The principal components of working capital at December 31, 2010 were cash and cash equivalents of $39,838 and the Notes of $23,000.  Other components include other liquid assets (September 30, 2011 - $1,117; December 31, 2010 - $1,084).

Our investment in the Midas Gold Shares is currently subject to a contractual restriction on transfer from the date of Midas’ IPO.  Because management intends on holding this investment for the long term, we have classified our investment in the Midas Gold Shares as a long-term investment.

As a result of the delay in obtaining the Change of Forest Land Use Permit (“CUSF”) at the Concordia gold project and the current uncertainty in the resource and financial markets, management adopted a revised plan and budget for the year 2011. The plan continues those programs necessary to expedite the development of the Concordia gold project, to advance the Mt. Todd feasibility studies, to initiate the permitting phases at Mt. Todd and to undertake an exploration program at Guadalupe de los Reyes, while minimizing expenditures in other areas. The budget contemplates two financing assumptions: (1) that project development expenditures at Concordia would occur only after the receipt of permits and the completion of project-related financing; and (2) that additional financing would be required in 2011 to have sufficient working capital to fund our planned operations. We believe that we currently have sufficient working capital to implement our plan of operations for the next twelve months.

On March 4, 2011, we used a portion of the net cash proceeds from our October 22, 2010 $33,074 private placement of special warrants to repay the outstanding principal amount of $23,000 of the Notes and all accrued and unpaid interest of $504.

On April 20, 2011, GMP Securities L.P. and Wellington West Capital Markets Inc. (collectively, the “Underwriters”), purchased, on a bought deal basis, 9,000,000 of our common shares at a price of Cdn$3.30 ($3.43 based on the exchange rate on April 20, 2011) per common share (the “Issue Price”) for aggregate gross proceeds of Cdn$29,700 ($30,870 based on the exchange rate on April 20, 2011) (the “Offering”). The common shares were sold in Canada by way of a prospectus supplement to our existing base shelf prospectus dated April 27, 2009 and filed with the securities commissions in all of the provinces and territories of Canada (other than the Province of Québec) and in the United States by way of a prospectus supplement to our base shelf prospectus included in our shelf registration statement filed with the SEC on April 28, 2009.

We granted the Underwriters an over-allotment option to purchase additional common shares in an amount equal to up to 15% of the number of common shares sold pursuant to the Offering at the Issue Price, exercisable at any time up to 30 days from the closing of the Offering. The over-allotment option expired unexercised on May 20, 2011.

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

Contractual Obligations

Upon completion of the Combination, our contractual obligation with respect to the Yellow Pine gold project was transferred to Midas.  At September 30, 2011, our contractual obligations consist of our operating lease obligation of $84 associated with our Colorado office which is due in less than one year, and our $612 obligation for the balance due on our acquisition of some land for our Concordia gold project, which is due upon the achievement of certain milestones and recorded in current liabilities on our Consolidated Balance Sheet.

Transactions with Related Parties

Agreement with Sierra Partners LLC

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  A founder and partner of Sierra is also one of our directors. Under the terms of the agreement, Sierra provided us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis.  Sierra assists us with our efforts to maintain an investor relations program and provides support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10 during the term of the agreement and issue to Sierra 60,000 of our stock options.  As of September 30, 2011, we had made payments to Sierra under the agreement totaling $300, of which $90 had been paid during the nine-month period ended September 30, 2011, and had issued the 60,000 stock options to Sierra with a recorded expense of $54.  On December 15, 2010, we issued an additional 30,000 of our stock options to Sierra, which had a recorded value of $36 as of September 30, 2011.

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

•                  plans and anticipated effects of the holding of approximately 30.2% of the issued and outstanding Midas Gold Shares;

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

The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “will,” “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors, which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and information. These factors include such risks as:

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

•                  a shortage of equipment and supplies;

•                  whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets will be commercially successful;

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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010, under “Part I—Item 1A. Risk Factors.”  The foregoing section of our 2010 Form 10-K is incorporated by reference in this filing and investors should refer to it.  Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurances that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged in the acquisition of gold projects and related activities, including exploration, engineering, permitting and the preparation of feasibility studies.  The value of our properties, as well as our marketable securities and our investment in Midas, is related to the price of gold, and changes in the price of gold could affect our ability to generate revenue from our portfolio of gold projects.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The price of gold fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $1,410 by December 31, 2010 and was $1,625 at September 30, 2011 and $1,765 at November 3, 2011.  The demand for, and supply of, gold affects gold prices, but not necessarily in the same manner in which demand and supply affects the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because we have exploration operations in North America, Indonesia and Australia, we are subject to foreign currency fluctuations.  We do not engage in currency hedging to offset any risk of currency fluctuations, as insignificant monetary amounts are held in foreign currencies for land holding costs related to the properties owned.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the period ended September 30, 2011, an evaluation was carried out under the supervision of, and with the participation of, the Corporation’s management, including the Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, the CEO and the CFO have concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Corporation in reports that the Corporation is required to file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms; and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2011, we issued 74,565 common shares upon exercise of outstanding warrants issued pursuant to our October 22, 2010 private placement financing of special warrants (as detailed below).  The common shares issued on exercise of the warrants have not been registered under the U.S. Securities Act of 1933, as amended, (the “U.S. Securities Act”) or any state securities laws of any state of the United States.  The common shares were issued to qualified accredited investors based on the representations of such investors to us pursuant to the exclusion from the registration requirements of the U.S. Securities Act provided by Regulation S under the U.S. Securities Act and pursuant to the exemption from the registration requirements of the U.S. Securities Act provided by Regulation D under the U.S. Securities Act and/or Section 4(2) of the U.S. Securities Act.

Date	Description	Number	Purchaser	Consideration
September 15, 2011	Common shares upon exercise of warrants	74,565	Haywood Securities	$260,977.50

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Corporation.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter ended September 30, 2011, our U.S. exploration properties were not subject to regulation by the MSHA under the Mine Act.

ITEM 6.  EXHIBITS

(a)	Exhibits

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1(1)	Chief Executive Officer Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Chief Financial Officer Statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(2) (3)	XBRL Instance Document

101.SCH(2) (3)	XBRL Taxonomy Extension — Schema

101.CAL(2) (3)	XBRL Taxonomy Extension — Calculations

101.DEF(2) (3)	XBRL Taxonomy Extension — Definitions

101.LAB(2) (3)	XBRL Taxonomy Extension — Labels

101.PRE(2) (3)	XBRL Taxonomy Extension — Presentation

(1)                Filed herewith.

(2)                Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) for the three and nine months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

(3)                Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA GOLD CORP.
(Registrant)

Date: November 9, 2011	By:	/s/ Michael B. Richings
Michael B. Richings
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Terri L. Eggert
Terri L. Eggert
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)