Form 10-K
period 2011-12-31
VISTA GOLD CORP
filed 2012-03-14
CIK 783324

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

        ☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐    No    ☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☒    No    ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to the Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "Accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐ Accelerated Filer  ☒ Non-Accelerated Filer  ☐ **Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $201,306,000

The number of shares of the Registrant's Common Stock outstanding as of March 12, 2012 was 71,503,883.

Documents incorporated by reference: To the extent herein specifically referenced in Part III, portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the 2012 Annual General Meeting of Shareholders are incorporated herein. See Part III.

Summarized financial information for Midas Gold Corp. as presented in this annual report on Form 10-K is as of September 30, 2011 and for the twelve months then ended, which represents Midas Gold Corp.'s latest available financial data as of the filing date of this annual report. The Company will file an amendment to this annual report once the annual financial information for Midas Gold Corp. is available.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

The terms "mineral reserve", "proven mineral reserve" and "probable mineral reserve" are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects ("NI 43-101") and the Canadian Institute of Mining, Metallurgy and Petroleum (the "CIM")—CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the "CIM Definition Standards"). These definitions differ from the definitions in the United States Securities and Exchange Commission ("SEC") Industry Guide 7 ("SEC Industry Guide 7") under the United States Securities Act of 1933, as amended (the "Securities Act"). Under SEC Industry Guide 7 standards, a "final" or "bankable" feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms "mineral resource", "measured mineral resource", "indicated mineral resource" and "inferred mineral resource" are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of "contained ounces" in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute "reserves" by SEC standards as in place tonnage and grade without reference to unit measures.

Accordingly, information contained in this report and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

The term "mineralized material" as used in this annual report on Form 10-K, although permissible under SEC Industry Guide 7, does not indicate "reserves" by SEC Industry Guide 7 standards. We cannot be certain that any part of the mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant "reserves". Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary assessments on the Guadalupe de los Reyes gold/silver project and Awak Mas gold project are preliminary in nature and include "inferred mineral resources" that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. There is no certainty that the feasibility studies or preliminary assessments at the Guadalupe de los Reyes gold/silver project, Awak Mas gold project and Long Valley gold project will ever be realized.

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

"deposit" means an informal term for an accumulation of mineralized material.

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

"indicated mineral resource" and "indicated resource" means "indicated mineral resource" as defined by the CIM in the CIM Definition Standards and is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

"inferred mineral resource" and "inferred resource" means "inferred mineral resource" as defined by the CIM in the CIM Definition Standards and is that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

"measured mineral resource" and "measured resources" means "measured mineral resource" as defined by the CIM in the CIM Definition Standards and is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

"mineralization" means the concentration of metals within a body of rock.

"mineralized material" under SEC Industry Guide 7 is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility. Mineralized material is equivalent to measured plus indicated mineral resources but does not include inferred mineral resources, which terms are defined by the CIM.

"ore" means material containing minerals that can be economically extracted.

"oxide" means mineralized rock in which some of the original minerals have been oxidized (i.e., combined with oxygen). Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

"preliminary feasibility study" ("PFS") as defined by the CIM is a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, has been established, and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social and environmental factors and the evaluation of other relevant factors, which are sufficient for a qualified person, acting reasonably, to determine if all or part of the mineral resource may be classified as a mineral reserve.

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

"probable mineral reserves" as defined by the CIM in the CIM Definition Standards is the economically mineable part of an indicated and, in some circumstances, a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

"proven reserves" under SEC Industry Guide 7 means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

"proven mineral reserves", as defined by the CIM in the CIM Definition Standards, is the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

"qualified person" as defined under NI 43-101 means an individual who (a) is an engineer or geoscientist with a university degree, or equivalent accreditation, in an area of geoscience or engineering, relating to mineral exploration or mining; (b) has at least five years of experience in mineral exploration, mine development or operation, or mineral project assessment or any combination of these that is relevant to his or her professional degree or area of practice; (c) has experience relevant to the subject matter of the mineral project and the technical report; and (d) is in good standing with a professional association; and (e) in the case of a professional association in a foreign jurisdiction, has a membership designation that (i) requires attainment of a position of responsibility in their profession that requires the exercise of independent judgment; and (ii) requires (A) a favorable, confidential peer evaluation of the individual's character, professional judgment, expertise and ethical fitness; or (B) a recommendation for membership by at least two peers, and demonstrated prominence or expertise in the field of mineral exploration or mining. Note: a professional association is a self-regulatory organization of engineers, geoscientists or both that, among other criteria, requires compliance with the professional standards of competence and ethics established by the organization and has disciplinary powers over its members.

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

"strike length" means the horizontal dimension of a mineral deposit or zone of mineralization.

"stripping ratio" means the ratio of waste to ore in an open pit mine.

"sulfide" means a compound of sulfur and some other element. From a metallurgical perspective, sulfide rock is primary ore that has not been oxidized. Both ore and waste may contain sulfide minerals.

"tailings" means material rejected from a mill after most of the valuable minerals have been extracted.

"vein" means a fissure, fault or crack in a rock filled by minerals that have traveled upwards from some deep source.

"volcaniclastic" means derived by ejection of volcanic material from a volcanic vent.

"waste" means rock lacking sufficient grade and/or other characteristics of ore.

USE OF NAMES

In this annual report on Form 10-K, unless the context otherwise requires, the terms "we", "us", "our", "Vista", "Vista Gold", the "Company" or the "Corporation" refer to Vista Gold Corp. and its subsidiaries.

CURRENCY

References to C$ refer to Canadian currency, A$ to Australian currency and $ or US$ to United States currency. All dollars amounts are expressed in thousands of dollars except references to per ounce and per share amounts.

METRIC CONVERSION TABLE

To Convert Imperial Measurement Units	To Metric Measurement Units	Multiply by
Acres	Hectares	0.4047
Feet	Meters	0.3048
Miles	Kilometers	1.6093
Tons (short)	Tonnes	0.9071
Gallons	Liters	3.7850
Ounces (troy)	Grams	31.103
Ounces (troy) per ton (short)	Grams per tonne	34.286

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including all exhibits hereto and any documents that are incorporated by reference as set forth on the face page under "Documents incorporated by reference", contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this annual report on Form 10-K, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

  •
  proposed use of proceeds from our private placement completed in October 2010 and our public offering completed in April 2011;

  •
  estimates of future operating and financial performance;

  •
  potential funding requirements and sources of capital;

  •
  the timing, performance and results of feasibility studies;

  •
  plans and anticipated effects of the holding of approximately 27.8% of the issued and outstanding common shares of Midas Gold Corp.;

  •
  timing and receipt of required land use, environmental and other permits for the Concordia gold project and timing for completion of drilling and testing programs at the Concordia gold project;

  •
  timing and outcome for the amendment to our application for the Change of Forest Land Use Permit ("CUSF") for the Concordia gold project and the anticipated re-filing of the application with the Mexican Secretariat of the Environment and Natural Resources ("SEMARNAT");

  •
  capital and operating cost estimates for the Concordia gold project, and anticipated timing for the commencement of construction at the Concordia gold project;

  •
  plans for evaluation of the Mt. Todd gold project;

  •
  definitive feasibility study and resource estimate results at the Mt. Todd gold project;

  •
  exploration, resource estimate and preliminary assessment results at the Guadalupe de los Reyes gold/silver project;

  •
  future business strategy, competitive strengths, goals and expansion and growth of our business;

  •
  our potential status as a gold producer;

  •
  plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs; and

  •
  estimates of mineral reserves and mineral resources.

The words "estimate," "plan," "anticipate," "expect," "intend," "believe," "will," "may" and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors, which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and information. These factors include such risks as:

  •
  feasibility study results and preliminary assessment results and the accuracy of the mineral estimates on which they are based;

  •
  resource estimates results and the accuracy of assay reports and geologic interpretations on which they are based;

  •
  the economic viability of mineral deposits;

  •
  our ability to obtain, renew or maintain the necessary authorizations and permits for our business, including our development plans and operating activities;

  •
  the timing and results of a definitive feasibility study on the Mt. Todd gold project;

  •
  delays in commencement of construction on the Mt. Todd gold project;

  •
  our ability to secure the permits for the Mt. Todd gold project;

  •
  delays in commencement of construction on the Concordia gold project;

  •
  status of our required governmental permits for the Concordia gold project;

  •
  the amendment and re-filing of our CUSF application and the uncertainty regarding SEMARNAT's review of our amended CUSF application;

  •
  political factors influencing the approval of our CUSF application;

  •
  possible impairment or write down of the carrying value of the Concordia gold project if the CUSF is not granted;

  •
  increased costs that affect our financial condition;

  •
  our reliance on third parties to fulfill their obligations under our agreements;

  •
  whether projects not managed by us will comply with our standards or meet our objectives;

  •
  a shortage of equipment and supplies;

  •
  whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;

  •
  acquisition and integration issues;

  •
  trading price of our securities and our ability to raise funds in new share offerings due to future sales of our common shares in the public or private market and our ability to raise funds from the exercise of our warrants;

  •
  fluctuations in the price of our securities;

  •
  the lack of dividend payments by us;

  •
  the success of future joint ventures, partnerships and other arrangements relating to our properties;

  •
  the market price of the securities held by us;

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

  •
  uncertainty related to our receipt of future payments in connection with our interest in the Amayapampa gold project;

  •
  intense competition in the mining industry;

  •
  our ability to raise additional capital on favorable terms, if at all;

  •
  conflicts of interest of some of our directors as a result of their involvement with other natural resource companies;

  •
  potential challenges to our title to our mineral properties;

  •
  political and economic instability in Mexico and Indonesia;

  •
  fluctuation in foreign currency values; and

  •
  our likely status as a passive foreign investment company ("PFIC") for U.S. federal tax purposes.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see "Item 1A. Risk Factors" below in this annual report on Form 10-K. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS.

Overview

Vista Gold is currently engaged in the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production, as well as the realization of the market value of our assets. Historically, our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of gold mineralization. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies resulting in changes to the operating assumptions underlying previous engineering work.

We are continuing to move our more advanced projects through technical, engineering and feasibility studies so that production decisions can be made on those projects.

Currently, our holdings include the Mt. Todd gold project in Australia; the Guadalupe de los Reyes gold/silver project in Mexico; the Concordia gold project in Mexico; the Awak Mas gold project in Indonesia; the Long Valley gold project in California; and mining claims in Utah. Additional information about these projects is available under the section heading "Item 2. Properties" below. In addition, we also own approximately 28% of the shares of Midas Gold Corp., a company exploring for gold and developing the Golden Meadows project in the Yellow Pine-Stibnite District in Idaho, USA.

We do not produce gold and do not currently generate operating earnings. Through 2011, funding to acquire and explore our gold properties and to operate the Corporation has been acquired through an equity financing consisting of a public offering of our Common Shares. We expect to continue to raise capital through additional equity and/or debt financings, and through the exercise of stock options and warrants.

Vista Gold Corp. was originally incorporated on November 28, 1983 under the name "Granges Exploration Ltd." In November 1983, Granges Exploration Ltd. acquired all the mining interests of Granges AB in Canada. On June 28, 1985, Granges Exploration Ltd. and Pecos Resources Ltd. amalgamated under the name "Granges Exploration Ltd.," and on June 9, 1989, Granges Exploration Ltd. changed its name to "Granges Inc." On May 1, 1995, Granges Inc. and Hycroft Resources & Development Corporation were amalgamated under the name "Granges Inc." Effective November 1, 1996, Granges Inc. and Da Capo Resources Ltd. amalgamated under the name "Vista Gold Corp." Effective December 17, 1997, Vista Gold was continued from British Columbia to the Yukon Territory, Canada under the Business Corporations Act (Yukon Territory). On September 22, 2006, we entered into an arrangement and merger agreement (the "Arrangement Agreement") with Allied Nevada Gold Corp. ("Allied"), Carl Pescio and Janet Pescio (collectively, the "Pescios") pursuant to which our Nevada-based mining properties and related assets were transferred to Allied, and the Pescios' interests in certain Nevada-based mining properties and related assets were transferred to Allied. Completion of the transaction occurred on May 10, 2007. The current addresses, telephone and facsimile numbers of the offices of the Corporation are:

Executive Office	Registered and Records Office
Suite 5 - 7961 Shaffer Parkway Littleton, Colorado, USA 80127 Telephone: (720) 981-1185 Facsimile: (720) 981-1186	200 - 204 Lambert Street Whitehorse, Yukon Territory, Canada Y1A 3T2 Telephone: (867) 667-7600 Facsimile: (867) 667-7885

Employees

As of December 31, 2011, we had 33 full-time employees, 11 of whom were employed at our executive office in Littleton, Colorado, 9 of whom were employed at our Mt. Todd gold project and 13 of whom were employed at the Concordia project. We use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

Segment Information

Segment information relating to the Corporation is provided in Notes 5, 6 and 20 to our Consolidated Financial Statements under the section heading "Item 8. Financial Statements and Supplementary Data" below.

Significant Developments in 2011

  •
  In 2011, we received the initial results of our Phase I surface sampling program completed at our Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico. In June 2011, we initiated the first phase of a two-phase exploration program. In Phase I, vein outcrops, mostly in the form of stockwork, were mapped and 187 samples were collected for assay analysis. The initial results from Phase I have confirmed the surface continuity of gold/silver bearing veins over a combined strike length of 14 km. Chip samples collected from the stockwork surface expression of the veins contain silver grades as high as 653 grams/tonne ("g/t") and gold grades as high as 7.3 g/t. During October 2011, we received the permits for our planned drilling program at the Guadalupe de los Reyes gold/silver project, and drilling on a 12-hole core program has started. This program is designed to accomplish two objectives: 1) obtain core for metallurgical testing from the stockwork that is the host for the project's current reported estimated mineral resources, and 2) test the potential for high gold grades and bonanza silver grades in the underlying low-sulfidation epithermal vein systems. See section heading "Item 2. Properties—Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico" below.

  •
  On September 6, 2011, we announced the results of our new mineral resource estimate for the Batman deposit at the Corporation's Mt. Todd gold project in Northern Territory, Australia. The new mineral resource estimate includes all previous drilling information plus the results from the 2010-2011 drilling program, which were previously announced by the Corporation on June 27, 2011. See the section heading "Item 2. Properties—Mt. Todd Gold Project, Northern Territory, Australia" below.

  •
  On June 14, 2011, we announced that on June 13, 2011, the Corporation's wholly-owned subsidiary, Vista Gold (Barbados) Corp. ("Vista Barbados") entered into an additional option agreement ("Additional Option Agreement") with Pan Asia Resources Corp. ("Pan Asia"). The Additional Option Agreement provides Pan Asia with the opportunity to earn an additional 20% interest in our Awak Mas gold project in Indonesia after it has earned a 60% interest in the project pursuant to the joint venture agreement between Vista Barbados and Pan Asia that was executed in December 2009. Pan Asia can acquire the additional 20% interest by (a) making cash payments totaling $2,500 over a nine-month period; (b) issuing shares with a value equal to $2,000 or making a cash payment of $2,000 within 12 months, depending on whether Pan Asia completes an initial public offering; and (c) carrying out a 5,000 meter drilling program in an area outside of the current project resource area within 18 months. In September 2011, the Additional Option Agreement and joint venture agreement were assigned from Pan Asia to Awak Mas Holdings Pty. (an affiliate of Pan Asia). During the year ended December 31, 2011, we received $1,000 under the Additional Option Agreement. See the section heading "Item 2. Properties—Awak Mas Gold Project, Sulawesi, Indonesia" below.

  •
  On May 5, 2011, we announced that our resale registration statement on Form S-3, initially filed with the SEC on March 15, 2011, was declared effective. The registration statement registers for resale Common Shares, warrants and Common Shares acquirable upon the exercise of warrants (collectively, the "securities") held by certain security holders named in the prospectus contained in the registration statement. The registration statement also registers the issuance by the Corporation of Common Shares underlying the warrants by holders that purchase the warrants pursuant to the resale registration statement. The Corporation will not receive any proceeds from the resale of the securities, other than proceeds relating to the exercise of warrants, if those warrants are exercised. See "Item 8—Consolidated Financial Statements—Note 9".

  •
  On April 20, 2011, we announced that we had closed our public offering of 9,000,000 Common Shares at a price of C$3.30 ($3.43 based on the exchange rate on April 20, 2011) per Common Share for aggregate proceeds of C$29,700 ($30,870 based on the exchange rate on April 20, 2011). We have been utilizing the proceeds as follows: (i) advancement of the Mt. Todd gold project, (ii) exploration at the Guadalupe de los Reyes gold/silver project, (iii) permitting process at the Concordia gold project, and (iv) general corporate and working capital purposes. See "Item 8—Consolidated Financial Statements—Note 9".

  •
  On April 6, 2011, we announced the completion of the combination (the "Combination") involving Midas Gold, Inc., Vista's wholly-owned subsidiary, Vista Gold U.S. Inc. and its wholly-owned subsidiary, Idaho Gold Resources, LLC., whereby each party contributed their respective gold assets in the Yellow Pine-Stibnite District in Idaho to a new Canadian private company named Midas Gold Corp. ("Midas Gold"). In exchange for the contribution of its Yellow Pine assets, Vista U.S. Inc. was issued 30,402,615 common shares in the capital of Midas Gold ("Midas Gold Shares").

    Concurrently with the Combination, Midas Gold completed a private placement of 6,129,800 Midas Gold Shares at a purchase price of C$2.50 ($2.59 based on the exchange rate on April 6, 2011) per share to raise gross proceeds of C$15,325 ($15,876 based on the exchange rate on April 6, 2011) (the "Private Placement"). We purchased 1,400,000 Midas Gold Shares through the Private Placement for an aggregate purchase price of C$3,500 ($3,632 based on the exchange rate on April 6, 2011). Following completion of the Combination and the Private Placement, Vista and Vista US together held 31,802,615 Midas Gold Shares representing as at April 6, 2011 approximately 37.4% (basic) and 34.2% (fully diluted basis) of the issued and outstanding Midas Gold Shares.

    On July 14, 2011, Midas Gold successfully completed an initial public offering ("IPO"), issuing 13,930,855 Midas Gold Shares. Midas Gold Shares began trading on the Toronto Stock Exchange ("TSX") under the symbol "MAX." Vista owns 31,802,615 Midas Gold Shares, which following the completion of Midas Gold's IPO, represented 30.2% of the 105,241,936 issued and outstanding Midas Gold Shares as of September 30, 2011. See "Subsequent Events" below and "Item 8—Consolidated Financial Statements—Note 7".

  •
  On March 7, 2011, we announced that we had repaid our $23,000 principal amount of outstanding 10% senior secured convertible notes (plus accrued interest), which matured on March 4, 2011. These payments were made using available cash and did not require any borrowing. See "Item 8—Consolidated Financial Statements—Note 8".

  •
  On March 2, 2011, we announced that the 15,308,044 warrants issued on December 15, 2010 in connection with our private placement that closed on October 22, 2010, began trading March 1, 2011 on the TSX under the symbol VGZ.WT.U. See "Item 8—Consolidated Financial Statements—Note 10".

  •
  On January 4, 2011, we announced the positive results of a new preliminary feasibility study ("PFS") for the Batman deposit at our Mt. Todd gold project that is designed to process all economic mineralization and store tailings in the existing tailings facility and the excess in a new tailings facility. Processing would be at a significantly higher daily rate than that used in the PFS announced in August 2010. See the section heading "Item 2. Properties—Mt. Todd Northern Territory, Australia" below.

Payments on Properties

Through the use of cash and equity units, consisting of our Common Shares and warrants to purchase Common Shares as consideration, we continued our effort to build a portfolio of gold projects through a strategy that includes evaluation, acquisition and exploration of gold exploration and potential development projects with the aim of adding value to the projects. In addition, we continued our efforts to improve the value of our gold projects through exploration drilling and re-engineering the operating assumptions underlying previous engineering work. We continued making the scheduled payments on the Yellow Pine gold project until that property was contributed to Midas Gold. These payments are described under the section heading "Item 2. Properties" below. We are current with all our payment obligations.

Subsequent Events—

  •
  On January 1, 2012, we granted 300,000 restricted stock units ("RSUs") to certain employees. The terms of the restricted stock units agreement provide that the vesting period for the RSUs is at least one year and that the RSUs will vest when the average adjusted value of our Common Shares (or shares plus dividends or distribution value) measured over any consecutive 30-day period is two times the closing trading price of the Common Shares as listed on the New York Stock Exchange American Exchange ("NYSE AMEX") on November 2, 2011 of $3.78 per share. The adjusted value is the closing trading price of the Common Shares as listed on the NYSE AMEX (on any given day) divided by one (1) plus the percentage change (increase/decrease) from date the RSUs were granted to the current date of the average of the AMEX Gold Basket of Unhedged Gold Stocks Index ("HUI") and the Philadelphia Gold and Silver Sector Index ("XAU"). In the event the share-price vesting provision is met prior to the end of one year, the RSUs will vest at the end of one year regardless of the share price at that time.

  •
  On January 3, 2012, we announced that effective January 1, 2012, Frederick H. Earnest, President and Chief Operating Officer of the Corporation was appointed to the role of Chief Executive Officer. Mr. Earnest's new title is President and Chief Executive Officer of the Corporation. Mr. Earnest's appointment follows the retirement of Michael B. Richings as Executive Chairman and Chief Executive Officer of the Corporation. Mr. Richings will continue to be actively involved with Vista in his role as a director and the Chairman of the Corporation's Board of Directors.

  •
  On January 19, 2012, we announced the results of the initial drilling program for the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico, which was initiated in November 2011. With the results of the first 10 core holes, we have begun to achieve our objectives of: (i) obtaining core for metallurgical testing from the stockwork that is the host for the project's current reported estimated resource in support of a planned Preliminary Economic Assessment ("PEA"); (ii) testing for the potential for high gold and silver grades in the underlying low-sulfidation epithermal vein systems, with hole 11GW-001 intersecting 1.5 meters of 5.46 g/t gold and 645.7 g/t silver at 60 meters below surface; and (iii) confirming the historic reverse circulation drill results with diamond core drilling. See the section heading "Item 2. Properties—Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico" below.

  •
  On February 3, 2012, Republic Gold Ltd. announced that it had suspended operations in Bolivia at the Amayapampa gold project pending regulatory and policy certainty specifically related to the nationalization of mining assets and the implications of the (draft) mining code. Republic Gold Ltd. stated that it will assess its options in Bolivia, which may include the sale of its assets. See "Item 8—Consolidated Financial Statements—Note 3" for further discussion regarding Vista's interest in the Amayapampa project.

  •
  On February 7, 2012, we announced that the Corporation had entered into an Earn-in Right Agreement (the "Earn-in Right Agreement") with Mexico-based Invecture Group, S.A. de C.V. ("Invecture") with respect to Vista's Concordia gold project in Baja California Sur, Mexico. Invecture is the owner of Frontera Copper Corporation, which owns and operates the Piedras Verdes Copper Mine in the Mexican State of Sonora. Vista holds the Concordia gold project through its wholly-owned, Mexican subsidiary, Desarrollos Zapal, S.A. de C.V. ("DZ Mexico"). Under the terms of the Earn-in Right Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest (subject to adjustment) in DZ Mexico (the "Earn-in Right"). The Earn-in Right will expire if not exercised by February 7, 2014, subject to extension in certain circumstances (the "Earn-in Period"). The

    Earn-in Right Agreement provides that during the Earn-in Period, Invecture will, at its sole expense, manage and operate the Concordia gold project and will undertake all commercially reasonable efforts to obtain the CUSF and the Authorization of Environmental Impact which are required to develop the project.

    The Earn-in Right Agreement provides that the exercise of the earn-in right by Invecture is conditional upon, among other things: (i) receipt of the CUSF and the Authorization of Environmental Impact; (ii) the completion of a feasibility report on the Concordia gold project that updates the existing feasibility report with respect to costs; (iii) Invecture funding the Concordia gold project during the Earn-in Period; and (iv) Invecture making an additional payment of $20,000 to DZ Mexico, which amount will be used to repay intercompany loans owed by DZ Mexico to Vista.

    During the Earn-in Period and subject to the terms of the Earn-in Right Agreement, Vista holds 40% of the DZ Mexico shareholder voting rights. The remaining 60% of the DZ Mexico shareholder voting rights are held in a trust that will be instructed by representatives of Vista and Invecture. Upon Invecture's exercise of the Earn-in Right, Vista will continue to hold a 40% interest (subject to adjustment) in DZ Mexico and the Concordia gold project.

    As part of the Earn-in Right Agreement, DZ Mexico has transferred all of its other material assets, including the mill equipment acquired by Vista for the Concordia gold project in 2008 and the Guadalupe de los Reyes gold/silver project, to other entities in the Vista group of companies. Vista has granted Invecture the option to cause DZ Mexico to acquire the mill equipment for $16,000 plus storage, insurance and transportation costs and any applicable taxes. This option is exercisable by Invecture until February 7, 2013.

  •
  On February 14, 2012, Midas Gold announced that it completed a private placement financing of a total of 9,085,000 special warrants at a price of C$4.45 ($4.45 based on the exchange rate on February 14, 2012) for aggregate proceeds of C$40,428 ($40,448 based on the exchange rate on February 14, 2012). Following completion of this private placement, Vista and its wholly-owned subsidiary Vista Gold U.S. Inc. ("Vista US") together hold 31,802,615 Midas Gold Shares representing approximately 27.8% (basic) and 25.4% (fully diluted basis) of the issued and outstanding Midas Gold Shares. See "Item 8—Consolidated Financial Statements—Note 7" for further discussion regarding Vista's investment in Midas Gold.

  •
  On February 27, 2012, we announced the positive results from our drilling program, which is in progress at our Guadalupe de los Reyes gold/silver project that confirm our hypothesis that there is potential for high grade gold and silver mineralization in the district. See the section heading "Item 2. Properties—Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico" below.

  •
  On March 12, 2012, we announced initial results from our resource conversion drilling program, which is in progress at our Mt. Todd gold project. In addition, we announced our decision to build a project development team and to evaluate the potential for a larger project as our definitive feasibility study nears completion. See the section heading "Item 2—Properties, Mt. Todd Gold Project, Northern Territory, Australia" below.

Corporate Organization Chart

The name, place of incorporation, continuance or organization and percent of equity securities owned or controlled by Vista Gold as of March 12, 2012 for each of its subsidiaries is set out below.

(a)
On February 7, 2012, we entered into an Earn-in Right Agreement with Invecture whereby Invecture has the right to earn a 60% interest in the Concordia gold project, which is owned through our wholly-owned, Mexican subsidiary, Desarrollos Zapal, S.A. de C.V. During the Earn-in Period and subject to the terms of the Earn-in Right Agreement, Vista holds 40% of the DZ Mexico shareholder voting rights. The remaining 60% of the DZ Mexico shareholder voting rights will be held in a trust that are instructed by representatives of Vista and Invecture. Upon Invecture's exercise of the Earn-in Right, Vista will continue to hold a 40% interest (subject to adjustment) in DZ Mexico and the Concordia gold project. See "Subsequent Events" above.

Property Interests and Mining Claims

In the United States, our exploration activities are conducted in California and Utah. Mineral interests may be owned in these states by (a) the United States, (b) the state itself, or (c) private parties. Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for us to explore or develop the property. Generally, these agreements take the form of long-term mineral leases under which we acquire the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. If the statutory requirements for the location of a mining claim are met, the locator obtains a valid possessory right to develop and produce minerals from the claim. The right can be freely transferred and, provided that the locator is able to prove the discovery of locatable minerals on the claims, is protected against appropriation by the government without just compensation. The claim locator also acquires the right to obtain a patent or fee title to his claim from the federal government upon compliance with certain additional procedures.

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

Government Regulation

Our mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Mexico, Australia, Indonesia and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States, Mexico, Indonesia, Australia and the other jurisdictions in which we operate. There are no current orders or directions relating to us with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations, see the section heading "Item 1A.—Risk Factors" below.

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

During 2011, we believe the only material environmental incident to occur on a Vista property occurred at the Mt. Todd gold project, where on December 26, 2011, more than 340 mm of precipitation fell in an approximate 1-hour period (a 500-year event). The result was uncontrolled discharges from several of the retention ponds on the property. The current Waste Discharge License makes accommodation for these "non-typical" events. However, as a result of this event, Vista and the Northern Territory Government are investigating options to ensure that this type of event will not occur again, and the results of these investigations will likely lead to environmental expenditures at the Mt. Todd gold project site in 2012. None of the other Vista project sites had any material non-compliance occurrences with any applicable environmental regulations.

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

Gold Price History

The price of gold is volatile and is affected by numerous factors all of which are beyond our control, such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global and regional gold demand and the political and economic conditions of major gold-producing countries throughout the world.

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2007	841	608	695
2008	1,011	713	872
2009	1,213	810	972
2010	1,421	1,058	1,225
2011	1,895	1,319	1,571
2012 (to March 12, 2012)	1,788	1,590	1,699

Data
Source: www.kitco.com

Seasonality

None of our properties are subject to restrictions on our operations due to seasonality.

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

ITEM 1A.    RISK FACTORS.

        An investment in our securities involves a high degree of risk. The risks described below are not the only ones facing our company or otherwise associated with an investment in our securities. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business. We have attempted to identify the major factors that could cause differences between actual and planned or expected results, and have attempted to include all material risk factors. If any of the following risks actually occurs, our business, financial condition and operating results could be materially adversely affected.

We cannot be certain that our acquisition, exploration and development activities will be commercially successful or that any transaction we enter into will maximize the realization of the market value of our assets.

We currently have no properties that produce gold in commercial quantities. Substantial expenditures are required to acquire existing gold properties, to establish mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot be assured that any mineral reserves or mineral resources acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis. In addition, we have entered, may in the future enter, into agreements with third parties to realize the market value of certain of our assets. There is no assurance that transactions resulting from such agreements will maximize or realize the market value of our assets.

We have no history of producing metals from our current mineral properties and limited recent experience with producing mines; there can be no assurance that we will successfully establish mining operations or profitably produce precious metals.

We have no history of producing metals from our current mineral properties. We do not produce gold and do not currently generate operating earnings. While we seek to move the Mt. Todd and Concordia gold projects into production, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises, including:

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

  •
  potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants that may delay or prevent development activities; and

  •
  potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies.

The costs, timing and complexities of mine construction and development may be increased by the remote location of our properties. It is common in new mining operations to experience unexpected problems and delays during construction, development and mine start-up. In addition, management of Vista will need to be expanded. This could result in delays in the commencement of mineral production and increased costs of production. Accordingly, we cannot assure you that our activities will result in profitable mining operations or that we will successfully establish mining operations.

We have a history of losses and may incur losses in the future.

We have incurred losses in all periods since inception, except for the year ended December 31, 2011, and may incur net losses in the future. We reported the following earnings/(losses) from operations during each of the following periods:

  •
  approximately $50,000 for the year ended December 31, 2011;

  •
  approximately ($20,000) for the year ended December 31, 2010; and

  •
  approximately ($6,000) for the year ended December 31, 2009.

We had an accumulated deficit of approximately $265,000 as at December 31, 2011 and $315,000 and $295,000 as at December 31, 2010 and December 31, 2009, respectively.

We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations. We have committed and plan to continue to commit substantial capital and other resources to the ongoing development of the Mt. Todd gold project. The amount and timing of future expenditures will depend on a number of factors, including, but not limited to, the progress of ongoing development and operations, permitting matters, the timing of development, the costs of production, the commercial viability of production and other factors, some of which are beyond our control. We cannot assure investors that we will ever achieve profitability.

Feasibility study results and preliminary assessment results are based on estimates that are subject to uncertainty.

Feasibility studies are used to determine the economic viability of a deposit, as are pre-feasibility studies and preliminary assessments. Feasibility studies are the most detailed and reflect a higher level of confidence in the reported capital and operating costs. Generally accepted levels of confidence are plus or minus 15% for feasibility studies, plus or minus 25-30% for pre-feasibility studies and plus or minus 35-40% for preliminary assessments. These levels reflect the levels of confidence that exist at the time the study is completed. While these studies are based on the best information available to us for the level of study, we cannot be certain that actual costs will not significantly exceed the estimated cost. While we incorporate what we believe is an appropriate contingency factor in cost estimates to account for this uncertainty, there can be no assurance that the contingency factor is adequate.

The economic viability of a mineral deposit is based on many factors that are subject to uncertainty.

Many factors are involved in the determination of the economic viability of a mineral deposit, including the achievement of satisfactory mineral reserve estimates, the level of estimated metallurgical recoveries, capital and operating cost estimates and estimates of future gold prices. Resource estimates are based on the assay results of many intervals from many drill holes and the interpolation of those results between holes. Mineral reserve estimates may be materially affected by metallurgical, environmental, permitting, legal title, socio-economic factors, marketing, political and other factors. There is no certainty that metallurgical recoveries obtained in bench scale or pilot plant scale tests will be achieved in commercial operations. Capital and operating cost estimates are based upon many factors, including anticipated tonnage and grades of ore to be mined and processed, the configuration of the orebody, ground and mining conditions, expected recovery rates of the gold from the ore and anticipated environmental and regulatory compliance costs. Each of these factors involves uncertainties, and as a result, we cannot give any assurance that our development or exploration projects will become operating mines. Further, it may take many years from the initial phase of drilling before production is possible, and during that time, the economic feasibility of exploiting a discovery may change as the result of changing commodity and supply costs. If a mine is developed, actual operating results may differ from those anticipated in a feasibility study.

We require certain governmental authorizations and permits for our business, including our development plans and operating activities. We could incur substantial costs or disruptions to our business if we cannot obtain, renew or maintain the necessary authorizations and permits.

A major risk inherent in our business is the requirement to obtain authorizations and permits from governmental authorities. Delays in obtaining authorizations or permits, failure to obtain an authorization or permit or receipt of an authorization or permit with unreasonable conditions or costs could have a material adverse effect on our ability to develop one or more of our gold projects, including, but not limited to, the Mt. Todd gold project. The failure to obtain necessary permits could result in an impairment and write down of the carrying value of our projects.

As we proceed with development at the Mt. Todd gold project, we may experience delays in the commencement of construction due to delays in receiving any required permits. There can be no assurance whether or when construction at the Mt. Todd gold project will commence. If we are unable to acquire the necessary permits for construction and mining at the Mt. Todd gold project, then we will not have mineral reserves under SEC Industry Guide 7 or NI 43-101, which could result in an impairment and write down of the carrying value of the project.

We are awaiting receipt of certain permits needed before construction can begin at the Concordia gold project. We continue to experience delays in the commencement of construction on the Concordia gold project due to delays in receiving the required permits. There can be no assurance whether or when construction at the Concordia gold project will commence. If we (whether ourselves or through Invecture as part of Invecutre's exercise of the Earn-in Right) are unable to acquire the required permits to mine the Concordia gold project, then the Concordia gold project will not have mineral reserves under SEC Industry Guide 7 or NI 43-101, which could result in an impairment and write down of the carrying value of the project.

Potential development at the Mt. Todd gold project depends, in part, on obtaining a positive definitive feasibility study.

We have engaged independent consultants to prepare a definitive feasibility study on the Mt. Todd gold project. There can be no assurance that the results of the definitive feasibility study will be positive or that such study will be completed when expected. If the results of the definitive feasibility study are positive, we may be unable to raise additional capital required to construct a mine at the Mt. Todd gold project (see "We may be unable to raise additional capital on favorable terms" below).

There may be delays in commencement of construction on the Mt. Todd gold project.

Delays in commencement of construction could result from delays in receiving the required governmental permits or from factors such as availability and performance of engineering and construction contractors, suppliers and consultants; availability of required equipment and receipt of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, could delay or prevent commencement of construction at the Mt. Todd gold project. There can be no assurance whether or when construction at the Mt. Todd gold project will commence or that the necessary personnel, equipment or supplies will be available to us if and when construction is commenced. If we are unable to acquire permits to mine the property, then we will have no reserves under SEC Industry Guide 7 and NI 43-101, which could result in an impairment and write down of the carrying value of the project.

There may be delays in commencement of construction on the Concordia gold project.

Delays in commencement of construction could result from delays in receiving the required governmental permits, including permits related to the construction of the desalination plant, pipeline, power line; or widening of the public access road; or from factors such as availability and performance of engineering and construction contractors, suppliers and consultants, availability of required equipment and receipt of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants, Invecture or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, could delay or prevent commencement of construction at the Concordia gold project. There can be no assurance whether or when construction at the Concordia gold project will commence or that the necessary personnel, equipment or supplies will be available if and when construction is commenced. If we (whether ourselves or through Invecture as part of Invecture's exercise of the Earn-in Right) are unable to acquire permits to mine the property, then we will have no reserves under SEC Industry Guide 7 and NI 43-101, which could result in an impairment and write down of the carrying value of the project.

Failure to secure permits for the Mt. Todd gold project could negatively impact our mineral reserves.

We have not received all of the governmental permits for the Mt. Todd gold project. There are many variables and uncertainties involved throughout the permitting process and approval is not guaranteed. If we are unable to secure all necessary permits, Australian law will prohibit us from mining the Mt. Todd gold project and, accordingly, we will have no reserves at the Mt. Todd gold project under SEC Industry Guide 7 and NI 43-101, which could result in an impairment and write down of the carrying value of the project.

There may be delays in obtaining the CUSF or a failure in obtaining the CUSF for the Concordia gold project, which could negatively impact the Company's mineral reserves.

Our initial CUSF application was dismissed on administrative grounds by SEMARNAT. Specifically, SEMARNAT dismissed the CUSF application, without a review of its substantive merit, for the alleged failure by our Mexican subsidiary, Desarrollos Zapal S.A. de C.V., to provide certain information and satisfy procedural requirements. We are currently working to clarify SEMARNAT's specific requirements. We (whether ourselves or through Invecture as part of Invecture's exercise of the Earn-in Right) intend to make the appropriate amendments and re-file a new CUSF application. The CUSF is required before we can commence construction of the Concordia gold project. Amending and resubmitting the CUSF application for review by SEMARNAT will cause unknown delays in the commencement of the Concordia gold project. There are many variables and uncertainties involved throughout the CUSF application approval process, which could further delay the application and therefore further delay commencement of the Concordia gold project.

If we are unable to secure a CUSF, Mexican law will prohibit us from mining the Concordia gold project and, accordingly, we will have no reserves at the Concordia gold project under SEC Industry Guide 7 and NI 43-101, which could result in an impairment and write down of the carrying value of the project.

Increased costs could affect our financial condition.

We anticipate that costs at our projects, including the Mt. Todd gold project, Guadalupe de Los Reyes gold/silver project, Concordia gold project and Awak Mas gold project, as well as other properties that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the mineral deposit. In addition, costs are affected by the costs of labor and the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any project could have a significant effect on our profitability and could result in an impairment charge.

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

We have entered into, and may enter into, joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions, such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions, which could lead to a deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties' respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our securities.

We rely on third parties to fulfill their obligations under agreements, which may not be successful, and non-managed projects may not comply with our standards or meet our objectives.

We have entered into agreements with Awak Mas Holdings Pty. ("Awak Mas Holdings") pursuant to which Awak Mas Holdings has an option to acquire up to an 80% beneficial interest in the Awak Mas gold project. In addition, we have granted Invecture the right to earn a 60% interest in the Concordia gold project. We may enter into similar arrangements with respect to our properties in the future. Awak Mas Holdings currently operates the Awak Mas gold project and Invecture currently operates the Concordia gold project. Although we have sought to protect our interests in relation to our arrangements with Awak Mas Holdings and Invecture, these transactions necessarily involve special risks. Whether or not we hold majority interest or maintain operational control in the projects we hold an interest in, our partners may (i) have economic or business interests or goals that are inconsistent with or opposed to ours; (ii) exercise veto rights so as to block actions that we believe to be in the best interests of the project; (iii) take action contrary to our policies or objectives with respect to our investments; or (iv) as a result of financial or other difficulties, be unable or unwilling to fulfill their obligations under the joint venture, option, earn-in right or other agreements, such as contributing capital for the expansion or maintenance of projects. Where projects and operations are controlled and managed by our partners, we may provide expertise and advice, but we have limited control with respect to compliance with our standards and objectives. Improper management or ineffective policies, procedures or controls could adversely affect the value of the related non-managed projects and operations and, by association, damage our reputation and thereby harm our operations, value of assets and access to new assets.

In addition, the exploration and development of our projects (including Awak Mas and Concordia gold projects) require substantial additional financing. If Awak Mas Holdings, Invecture or any of our other partners are unable to satisfy the funding obligations under their respective agreements with us, we will have to raise funds from external sources in order to maintain and advance its projects. See "We may be unable to raise additional capital on favorable terms".

Acquisitions and integration issues may expose us to risks.

Our business strategy includes making targeted acquisitions. Any acquisition that we make may be of a significant size, may change the scale of our business and operations, and may expose us to new geographic, political, operating, financial and geological risks. Our success in our acquisition activities depends on our ability to identify suitable acquisition candidates, negotiate acceptable terms for any such acquisition and integrate the acquired operations successfully with our operations. Any acquisitions would be accompanied by risks. For example, there may be significant decreases in commodity prices after we have committed to complete the transaction and have established the purchase price or exchange ratio; a material mineral deposit may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and our relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities that may be significant. If we choose to use equity securities as consideration for such an acquisition, existing shareholders may suffer dilution. Alternatively, we may choose to finance any such acquisition with our existing resources. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

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

The trading price of Common Shares has been and may continue to be subject to large fluctuations, which may result in losses to investors. The high and low intraday sale prices of Common Shares, respectively, on the NYSE AMEX were $3.38 and $1.16 in 2009; $3.45 and $1.30 in 2010 and $4.59 and $2.39 in 2011 and on the TSX were C$3.63 and C$1.40 in 2009; C$3.59 and C$1.33 in 2010 and C$4.55 and C$2.40 in 2011. The high and low intraday sales prices of Common Shares, respectively, on the NYSE AMEX were $3.46 and $3.34 and on the TSX were C$3.41 and C$3.31 on March 12, 2012. The trading price of the Listed Warrants may be subject to large fluctuations, which may result in losses to investors. The high and low intraday sale prices of the Listed Warrants, respectively, on the TSX were C$0.70 and C$0.65 on March 12, 2012. The trading price of the

Common Shares and Listed Warrants may increase or decrease in response to a number of events and factors, including:

  •
  material events in our business;

  •
  trends in the gold mining industry and the markets in which we operate;

  •
  changes in the price of gold;

  •
  changes in financial estimates and recommendations by securities analysts;

  •
  acquisitions and financings;

  •
  global and regional political and economic conditions and other factors;

  •
  general stock market conditions;

  •
  the operating and share performance of other companies that investors may deem comparable to us; and

  •
  purchase or sales of blocks of the Common Shares or warrants.

This volatility may adversely impact the price of the Common Shares or warrants regardless of our operating performance.

We have never declared dividends.

We have never declared or paid any dividends on the Common Shares. Currently, we intend to retain our earnings, if any, to finance the growth and development of the business and do not expect to pay dividends or to make any other distributions in the future, which may limit the way in which investors may realize any returns on their investment.

We cannot be certain that the market price of securities held by us will be sustained or increased.

Our investments in securities of other public companies (including our investment in Midas Gold) are subject to volatility in the share prices of such companies. There can be no assurance that an active trading market for any of the subject shares is sustainable. The trading prices of the subject shares could be subject to wide fluctuations in response to various factors beyond our control, including success (or failure) of exploration and development activities, quarterly variations in the subject companies' results of operations, changes in earnings (if any), estimates made by analysts, conditions in the industry of such companies and macroeconomic developments in North America and globally, currency fluctuations and market perceptions of the mining industry. Such market fluctuations could adversely affect the market price of our investments and the value that we could realize on such investments.

Our continuing historical reclamation obligations at the Mt. Todd gold project and our reclamation requirements on our other properties could require significant additional expenditures.

We could be responsible for the reclamation obligations related to previous disturbances located on all of its properties, including the Mt. Todd gold project. The Mt. Todd site was not reclaimed when the original mine closed, and as a result, the dumps and heap leach pad require ongoing care and maintenance. We provide that care and maintenance, but will not be responsible for the environmental liability resulting from previous operations until we make the decision to re-open the mine and have received the appropriate permits. The reclamation obligations of the historic operations involve substantially the same areas that we would be required to reclaim if we were to undertake a proposed operation on the property. The obligation therefore would not necessarily involve a substantially greater obligation than we would assume for our own proposed operations. The award of the permits to us would require an agreement by us to provide a bond in a form satisfactory to the Northern Territory Government that would cover the expense of the reclamation of the property. The satisfaction of any bonding requirements and continuing or future reclamation obligations on our properties will require a significant amount of capital. There is a risk that we will be unable to fund these historical and future reclamation requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration or development activities on such properties, including at the Mt. Todd gold project. Such events could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our securities.

Historical production of gold at our Mt. Todd gold project may not be indicative of the potential for future development or revenue.

The Mt. Todd gold project was an operating mine in the late 1990's. Based on a review of project files, we believe that approximately 27.1 million short tons grading 0.031 gold ounces per ton and containing 826,000 ounces of gold were extracted between 1996 and the termination of mining in 2000. Processing was by a combination of heap leach production from oxide ore and cyanidation of sulfide ore. The remaining mineralization consists of sulfide mineralization lying below and along strike of the existing open pit. Historical production of gold from the Mt. Todd gold project may not be indicative of the potential for future development of the property. Due to the uncertainties associated with exploration and development, including variations in geology and structure, there is no assurance that our development efforts will be successful or that prior operating results are reflective of additional or economically developable deposits. Investors in our securities should not rely on historical operations as an indication that our mining properties will be placed into commercial production again or that such properties will produce revenues or be profitable.

We cannot assure you that we will have an adequate supply of water to complete desired exploration or development of our mining properties.

We have obtained permits and water rights that we currently use to service the activities on our various properties and we plan to obtain all required permits and water rights to serve other properties we may develop or acquire in the future.

However, the amount of water that we are entitled to use pursuant to our water rights must be determined by the appropriate regulatory authorities in the jurisdictions in which we operate. Such regulatory authorities may amend the regulations regarding such water rights, increase the cost of maintaining such water rights or eliminate our current water rights, and we may be unable to retain all or a portion of such water rights. In addition, water at the Mt. Todd gold project is expected to be provided from a raw water dam and reservoir. Drought or drought-like conditions in the area feeding the reservoir could limit or extinguish this water supply. Accordingly, there is no assurance that we will have access to the amount of water needed to explore or develop our properties or to operate a mine at our properties, which may prevent us from generating revenue, and which could materially adversely affect our financial condition, cash flows and the price of our securities.

We could be subject to environmental lawsuits.

Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by the release of hazardous substances or other waste material into the environment on or around our properties. There can be no assurance that our defense of such claims will be successful. A successful claim against us could have a material adverse effect on our business prospects, financial condition, results of operation and the price of our securities.

We do not insure against all risks to which we may be subject in our planned operations.

We do not maintain insurance to cover all of the potential risks associated with our operations or future operations. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover all liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production that we may not be insured against, which may exceed the limits of our insurance coverage or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss or liability could force us to reduce or terminate our operations on a specific project or altogether.

If we fail to hire and retain our key personnel, we may have an adverse effect on our operations.

We depend on a number of key personnel, including Frederick H. Earnest, the President and Chief Executive Officer of Vista, and Terri L. Eggert, the Interim Chief Financial Officer of Vista. We rely heavily on these individuals for the conduct of our business. We believe that our success depends on the continued service of our key officers and there can be no assurance that we will be able to retain any or all of such officers. The loss of any one of these personnel could have an adverse effect on our operations. We have employment contracts with each of these key personnel. We do not have key man life insurance.

Our ability to manage growth effectively will require us to continue to implement and improve our management systems and to recruit and train new employees. Although we have done so in the past and expect to do so in the future, we cannot assure you that we will be successful in attracting and retaining skilled and experienced personnel.

The price of gold is subject to fluctuations, which could adversely affect the realizable value of our assets and potential future results of operations and cash flows.

Our principal assets are mineral reserves and mineral resources, cash, certain mill equipment and the Midas Gold Shares. We intend to attempt to acquire additional properties containing mineral reserves and mineral resources. The price that we pay to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. Our potential future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale or joint venture of some of these properties. The value of these mineral reserves and mineral resources, and the value of any potential gold production therefrom, will vary in proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond our control, including, but not limited to, international, economic and political trends; expectations of inflation; currency exchange fluctuations; central bank activities; interest rates; global or regional consumption patterns and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect our asset values, cash flows, potential revenues and profits.

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

Calculations of mineral reserves and of mineral resources are estimates only, subject to uncertainty due to factors, including metal prices, inherent variability of the ore and recoverability of metal in the mining process.

There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades dedicated to future production. Until mineral reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of mineral reserves and ore may vary depending on metal prices. Estimates of mineral resources are subject to uncertainty as well. The estimating of mineral reserves and mineral resources is a subjective process and the accuracy of such estimates is a function of the quantity and quality of available data and the assumptions used and judgments made in interpreting engineering and geological information. There is significant uncertainty in any reserve or resource estimate, and the actual deposits encountered and the economic viability of mining a deposit may differ materially from our estimates. Estimated mineral reserves or mineral resources may have to be recalculated based on changes in metal prices, further exploration or development activity or actual production experience. This could materially and adversely affect estimates of the volume or grade of mineralization, estimated recovery rates or other important factors that influence estimates of mineral reserves or mineral resources. Any material change in the quantity of mineral reserves, mineral resources, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that gold recoveries or other metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Our exploration and development operations are subject to environmental regulations, which could result in us incurring additional costs and operational delays.

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. We are currently subject to U.S. federal and state government environmental regulations with respect to its project in California in the United States. We are also currently subject to environmental regulations with respect to our properties in Australia, Mexico and Indonesia.

U.S. Federal Laws

The U.S. Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement ("EIS") prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project we undertake.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Our mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources, such as trucks and heavy construction equipment, that are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict, joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities who release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our U.S. properties.

California Laws

A new mining operation in California, such as the Long Valley gold project which is on federal unpatented mining claims within a National Forest, requires various federal, state and local permits. Mining projects require the establishment and presentation of environmental baseline conditions for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic parameters. An EIS would be required for any mining activities proposed on public lands. Also required would be a Plan of Operations/Reclamation Plan, and permits for waste-water discharge and wetland disturbance (dredge and fill); a county mining plan and reclamation plan; a county mining operations permit; special use permits from the U.S. Forest Service; and possibly others. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act consultation process. Possible county zoning and building permits and authorization may be required. Baseline environmental conditions are the basis by which direct and indirect project-related impacts are evaluated and by which potential mitigation measures are proposed. If the Long Valley gold project is found to significantly adversely impact any of these baseline conditions, we could incur significant costs to correct the adverse impact, or delay the start of production. In addition, on December 12, 2002, California adopted a "backfilling law" requiring open-pit surface mining operations for metallic minerals to back-fill the mines. While we have determined that the geometry of the Long Valley gold project would lend itself to compliance with this law, future adverse changes to this law could have a corresponding adverse impact on our financial performance and results of operations, for example, by requiring changes to operating constraints, technical criteria, fees or surety requirements.

Australia Laws

Mineral projects in the Northern Territory are subject to Australian federal and Northern Territory laws and regulations regarding environmental matters and the discharge of hazardous wastes and materials. As with all mining projects, the Mt. Todd gold project would be expected to have a variety of environmental impacts should development proceed. We are required under Australian laws and regulations (federal, state and territorial) to acquire permits and other authorizations before the Mt. Todd gold project can be developed and mined. In Australia, environmental legislation plays a significant role in the mining industry. Various environmental documents, such as the EIS over the Mt. Todd gold project, covering studies on inter alia, air, water, pollution, hazardous and toxic wastes, reclamation of mining area, etc., must be prepared and submitted to the Northern Territory Minister For Natural Resources, Environment and Heritage and the Australian Government Minister For Sustainability, Environment, Water, Population and Communities for approval.

The preparation of the EIS and related documents and other relevant environmental licenses would involve incurrence of time and costs and there is no assurance that those approvals/licenses can be obtained in a timely manner. The Northern Territory government also has administrative discretion not to approve the EIS documents or grant the required environmental licenses (including any renewal or extensions of such documents). We have entered into an agreement with the Northern Territory relating to environmental and rehabilitation issues. We must also comply with Aboriginal heritage legislation requirements, which require heritage survey work to be undertaken prior to the commencement of mining operations. All these conditions may result in the occurrence of significant production costs and may delay the production activity of the Mt. Todd gold project.

These conditions could frustrate investors seeking certainty in their investments, and as a result, we may incur costs and time to manage any issues that may arise and that could possibly affect the overall mining activity of the Mt. Todd gold project.

Mexico Laws

We are required under Mexican laws and regulations to acquire permits and other authorizations before the Guadalupe de los Reyes gold/silver project or the Concordia gold project can be developed and mined. Since the passage of Mexico's 1988 General Law on Ecological Equilibrium and Environmental Protection, a sophisticated system for environmental regulation has evolved. In addition, the North American Free Trade Agreement requirements for regulatory standards in Mexico equivalent to those of the United States and Canada have obligated the Mexican government to continue further development of environmental regulation. Most regulatory programs are implemented by various divisions of SEMARNAT.

There can be no assurance that we will be able to acquire the necessary permits or authorizations on a timely basis to complete evaluation activities or to place the Guadalupe de los Reyes gold/silver project into production. Delays in acquiring any permit, authorization or updates could increase the development cost of the

Guadalupe de los Reyes gold/silver project or delay the start of production. The most significant environmental permitting requirements, as they relate to the Guadalupe de los Reyes gold/silver project, are developing reports on environmental impacts; regulation and permitting of discharges to air, water and land; new source performance standards for specific air and water pollutant emitting sources; solid and hazardous waste management regulations; developing risk assessment reports; developing evacuation plans; and monitoring inventories of hazardous materials. If the Guadalupe de los Reyes gold/silver project is found to not be in compliance with any of these requirements, we could incur significant compliance costs, or might have to delay the start of production.

While we believe that we have or we or Invecture will be able to obtain the necessary permits to place the Concordia gold project into production, there can be no assurance that we will be able to acquire updates to necessary permits or authorizations on a timely basis. Delays in acquiring any permit, authorization or updates could increase the development cost of the Concordia gold project, or delay the start of production. The most significant environmental permitting requirements, as they relate to the Concordia gold project, are developing reports on environmental impacts; regulation and permitting of discharges to air, water and land; new source performance standards for specific air and water pollutant emitting sources; solid and hazardous waste management regulations; developing risk assessment reports; developing evacuation plans; and monitoring inventories of hazardous materials. In order to exercise its earn-in right, Invecture will need to obtain such reports on environmental impact. There is no certainty that Invecture will be successful or that it will meet the conditions necessary to exercise its earn-in right with respect to the Concordia gold project. If the Concordia gold project is found to not be in compliance with any of these requirements, we could incur significant compliance costs, or might have to delay the start of production.

Indonesia Laws

We are required under Indonesian laws and regulations to acquire permits and other authorizations before our Indonesian mining project, the Awak Mas gold project, can be developed and mined. In Indonesia, environmental legislation plays a significant role in the mining industry. Various environmental documents, such as the analysis of environmental impact ("AMDAL") concerning the Awak Mas gold project, covering studies on inter alia, air, water, land, pollution, hazardous and toxic wastes and reclamation of mining area, must be prepared and submitted to the Ministry of Environment for approval. In addition, we are also required to submit periodical environmental reports to the relevant environmental government agencies pursuant to the AMDAL and other required environmental licenses (e.g. license for tailing waste).

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

As well, from time to time, the implementation of the regional autonomy law in Indonesia can cause uncertainty as to the existence and applicability of national and regional regulations (including in the environmental sector). Often regional regulations are in conflict with higher regulations that apply nationally. As a result, we may incur cost and time to manage any issues that may arise and that could possibly affect the overall mining activity of the Awak Mas gold project.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including Canadian securities regulatory authorities, the SEC, the NYSE AMEX, the TSX and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Our receipt of future payments in connection with our disposal of the Amayapampa gold project is subject to uncertainty.

In April 2008, we announced the disposal of our wholly-owned subsidiary Vista Gold (Antigua) Corp. ("Vista Gold Antigua") to Republic Gold Limited ("Republic"). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay us $3,000 in three equal payments of $1,000. The first of these payments is due and payable upon the start of commercial production at Amayapampa, followed by $1,000 payments on each of the first and second anniversaries of the start of commercial production. In addition, Republic has agreed to pay us a net smelter return royalty on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. In February 2012, Republic reported that it had suspended activities at the Amayapampa gold project.

The Amayapampa gold project is not currently in production and we cannot assure that the project will ever become a producing mine or, if production is commenced at the mine, the timing and amounts for any such production. Further, having disposed of the Amayapampa gold project, we have no control over the development of the project. Depending on whether and when production commences at Amayapampa and levels of production achieved, receipt by us of the future payments contemplated by the purchase and sale agreement for the Amayapampa gold project is subject to uncertainty. At this time, it is uncertain whether Republic will advance the Amayapampa gold project.

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

We may be unable to raise additional capital on favorable terms, if at all.

The exploration and development of our properties, specifically the construction of mining facilities and commencement of mining operations, require substantial additional financing. Significant capital investment is required to achieve commercial production from each of our properties. We will have to raise additional funds from external sources in order to maintain and advance our existing property positions and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms, and, if additional financing is not available, we may have to substantially reduce or cease our operations.

Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies.

Some of our directors are directors or officers of other natural resource or mining-related companies. Michael B. Richings and Frederick H. Earnest are each a director of Midas Gold. John Clark is a director of Crown Point Ventures, APIC Petroleum Corporation and Zephyr Minerals Ltd. C. Thomas Ogryzlo is a director of Aura Minerals Inc. and Baja Mining Corp. W. Durand Eppler is director of Augusta Resource Corporation, Golden Minerals Company and Frontier Mining Limited. Tracy Stevenson is the non-executive chairman and a director of Quaterra Resources Inc. and a director of Ivanhoe Mines Ltd. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict at a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, the company in question will establish a special committee of independent directors to review a matter in which any directors, or management, may have a conflict. In accordance with the laws of the Yukon Territory, the directors of all Yukon Territory companies are required to act honestly, in good faith and in the best interests of a company for which they serve as a director.

There may be challenges to the title in our mineral properties.

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

We have property interests in Mexico and Indonesia that may be affected by risks associated with political or economic instability in those countries. The risks include, but are not limited to, military repression, extreme fluctuations in currency exchange rates, labor instability or militancy, mineral title irregularities and high rates of inflation. In addition, changes in mining or investment policies or shifts in political attitude in Mexico or Indonesia may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted.

Our financial position and results are subject to fluctuations in foreign currency values.

Because we have mining exploration and evaluation operations in North America and in Australia and Indonesia, we are subject to foreign currency fluctuations, which may materially affect our financial position and results. We do not engage in currency hedging to offset any risk of currency fluctuations.

We measure and report our financial results in U.S. dollars. We have mining projects in the United States, Australia, Mexico and Indonesia, and we are looking for other projects elsewhere in the world. Economic conditions and monetary policies in these countries can result in severe currency fluctuations.

Currently all our material transactions in Australia, Mexico and Indonesia are denominated in U.S. dollars. However, if we were to begin commercial operations in any of these or other countries, it is possible that material transactions incurred in the local currency, such as engagement of local contractors for major projects, will be settled at a U.S. dollar value that is different from the U.S. dollar value of the transaction at the time it was incurred. This could have the effect of undermining profits from operations in that country.

We are likely a "passive foreign investment company", which will likely have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. shareholders of the Common Shares should be aware that we believe Vista was classified as a PFIC during the taxable year ended December 31, 2011, and based on current business plans and financial projections, management believes there is a significant likelihood that Vista will be a PFIC during the current taxable year. If we are a PFIC for any year during a U.S. shareholder's holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called "excess distribution" received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective "qualified electing fund" ("QEF Election") or a "mark-to-market" election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which Vista is PFIC, whether or not we distribute any amounts to our shareholders. However, U.S. shareholders should be aware that there can be no assurance that we will satisfy record keeping requirements that apply to a QEF Election, or that we will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that Vista is a PFIC and a U.S. shareholder wishes to make a QEF Election. Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer's basis therein. This paragraph is qualified in its entirety by the discussion below under the heading "Certain U.S. Federal Income Tax Considerations." Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of the Common Shares.

It may be difficult to enforce judgments or bring actions outside the United States against us and certain of our directors.

We are a Canadian corporation and certain of our directors are neither citizens nor residents of the United States. A substantial part of the assets of several of these persons, and of Vista, are located outside the United States. As a result, it may be difficult or impossible for an investor:

  •
  to enforce in courts outside the United States judgments obtained in United States courts based upon the civil liability provisions of United States federal securities laws against these persons and us; or

  •
  to bring in courts outside the United States an original action to enforce liabilities based upon United States federal securities laws against these persons and us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Detailed information is contained herein with respect to the Mt. Todd gold project, Guadalupe de los Reyes gold/silver project, Concordia gold project, Awak Mas gold project and Long Valley gold project. The Corporation holds the Mt. Todd gold project through its wholly-owned subsidiary, Vista Gold Australia Pty. Ltd.; the Guadalupe de los Reyes gold/silver project now held through its wholly-owned subsidiary, Minera Gold Stake, S.A. de C.V.; the Concordia gold project through its wholly-owned subsidiary, DZ Mexico; the Awak Mas gold project through its indirect wholly-owned subsidiary, PT Masmindo Dwi; and the Long Valley gold project through its indirect wholly-owned subsidiary Vista Gold California LLC. Awak Mas Holdings Pty. has an option to earn up to an 80% interest in the Awak Mas gold project and Invecture Group, S.A. de C.V. ("Invecture") has the right to earn up to a 60% interest in the Concordia gold project. See the section heading "Item 2. Properties—Concordia Gold Project, Baja California Sur, Mexico" and "Awak Mas Gold Project, Suluwesi, Indonesia" below. Units of measurement are reported in units used by the qualified person in compiling reports on a project, usually, Imperial units for properties in the U.S. and metric units for properties outside the U.S. We use the units of measurement as reported by the qualified persons in their respective reports, regardless of property location, in order to correspond to those units as reported by the qualified persons.

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

  •
  "Inferred mineral resources"—we advise U.S. investors that while this term is recognized by Canadian regulations, the SEC does not recognize it. "Inferred mineral resources" have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of a feasibility study or prefeasibility study, except in rare cases. The SEC normally only permits an issuer to report mineralization that does not constitute "reserves" as in-place tonnage and grade without reference to unit measures. U.S. investors are cautioned not to assume that any part or all of an inferred mineral resource exists or is economically or legally minable.

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

Please see "Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" for further discussion on the differences between terms under NI 43-101 and SEC Industry Guide 7.

Cautionary Note To All Investors Concerning Economic Assessments That Include Mineral Resources:    Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary assessments on the Awak Mas, and Long Valley gold projects are preliminary in nature and include "inferred mineral resources" that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. There is no certainty that the preliminary assessments at the Guadalupe de los Reyes, Awak Mas, and Long Valley gold projects will ever be realized.

The disclosure in this annual report on Form 10-K of a scientific or technical nature for Vista Gold's mineral properties is based on the following technical reports prepared in accordance with NI 43-101:

  (i)
  "Mt. Todd Gold Project Updated Preliminary Economic Assessment Report, Northern Territory, Australia" dated June 11, 2009 prepared by or under the supervision of Mr. John Rozelle of Tetra Tech MM, Inc., at that time an independent qualified person. As of May 2011, Mr Rozelle is Vice President, Technical Services for Vista Gold;

  (ii)
  "Mt. Todd Gold Project Prefeasibility Study, Northern Territory, Australia" dated October 1, 2010 prepared by or under the supervision of Mr. John Rozelle of Tetra Tech MM, Inc., (at that time an independent qualified person. As of May 2011, Mr Rozelle is Vice President, Technical Services for Vista Gold) and Mr. Thomas Dyer of Mine Development Associates Inc. ("MDA"), an independent qualified person;

  (iii)
  "10.65 MTPY Preliminary Feasibility Study, Mt. Todd Gold Project, Northern Territory, Australia" dated January 28, 2011 prepared by or under the supervision of Mr. John Rozelle of Tetra Tech MM, Inc. (at that time an independent qualified person. As of May 2011, Mr Rozelle is Vice President, Technical Services for Vista Gold), and Mr. Thomas Dyer of MDA, an independent qualified person;

  (iv)
  "NI 43-101 Technical Report, Resource Update, Mt. Todd Gold Project, Northern Territory, Australia" effective date September 6, 2011, issue date October 19, 2011, prepared by or under the supervision of Dr. Rex Bryan of Tetra Tech MM, Inc., and Dr. Deepak Malhotra of Resource Development Inc., each an independent qualified person;

  (v)
  "Technical Report for the Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico" dated August 12, 2009 and amended and restated on December 8, 2009 prepared by or under the supervision of Mr. Leonel Lopez of Pincock, Allen & Holt, an independent qualified person;

  (vi)
  "Feasibility Study Update, NI 43-101 Technical Report, Vista Gold Corp., Paredones Amarillos Gold Project, Baja California Sur, Mexico" (the Paredones Amarillos Gold Project has since been renamed the "Concordia Gold Project) dated September 1, 2009 prepared by or under the supervision of Terry Braun of SRK Consulting (US), Inc., Steven Ristorcelli and Thomas Dyer of MDA and David Kidd of Golder Associates Inc., each an independent qualified person;

  (vii)
  "Preliminary Assessment, Awak Mas Gold Project, Sulawesi, Indonesia" dated January 16, 2008 prepared by or under the supervision of Mr. John Rozelle of Gustavson Associates, LLC., at that time an independent qualified person. As of May 2011, Mr Rozelle is Vice President, Technical Services for Vista Gold; and

  (viii)
  "Technical Report, Preliminary Assessment, Long Valley Project, Mono County, California, USA" dated January 9, 2008 prepared by or under the supervision of Mr. Neil Prenn and Mr. Thomas Dyer of MDA, each an independent qualified person.

Mt. Todd Gold Project, Northern Territory, Australia

Property Description and Location

Effective March 1, 2006, we and our subsidiary Vista Gold Australia Pty Ltd. ("Vista Gold Australia"), entered into agreements with Ferrier Hodgson, the Deed Administrators for Pegasus Gold Australia Pty Ltd. ("Pegasus"), the government of the Northern Territory of Australia and the Jawoyn Association Aboriginal Corporation ("JAAC") and other parties named therein, subject to regulatory approvals, to purchase a 100% interest in the Mt. Todd gold mine (also known as the Yimuyn Manjerr gold mine) in the Northern Territory, Australia. Under these agreements, we are guarantor of the obligations of our subsidiary Vista Gold Australia.

As part of the agreements, we agreed to pay Pegasus, A$1,000 ($740) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory government's costs of management and operation of the Mt. Todd site up to a maximum of approximately A$375 (approximately $277) during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years. Additionally, we agreed to issue Common Shares with a value of C$1,000 (amounting to 177,053 Common Shares) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production. Other agreement terms provide that we would undertake a technical and economic review of the mine and possibly form one or more joint ventures with the JAAC. In June 2006, the transactions contemplated under the agreements were completed and effected, with funds held in escrow released to the ultimate vendors and the Common Shares issued to the JAAC. In June 2010, we announced that we had notified the Northern Territory government that based on our on-going positive results to date, we intend to extend our agreement with the Northern Territory government related to the Mt. Todd gold project for an additional five-year period to the end of 2015. On November 30, 2010, we, and the Northern Territory government, announced that the agreement has been renewed for an additional five-year period to 2015.

There is a royalty equal to 5% of the gross value of gold or other metals commercially extracted from certain mineral concessions which are located outside the zone of mineralization currently defined by us and previous operators generally known as the Batman deposit. The royalty is known as the Denehurst royalty. If the Mt. Todd gold project proves feasible, Vista has agreed to offer the JAAC an opportunity for joint venture participation on a 90% Vista/10% JAAC basis. For rent of the surface during production, the JAAC is entitled to an annual amount equal to 1% of the annual value of production with an annual minimum of A$50.

In August and September 2007 and in May 2011, we obtained several new exploration licenses, located generally to the north of and contiguous to the Mt. Todd mining licenses. EL28321, obtained in May 2011, is located west of the main block of tenements. Total land holdings controlled by Vista Gold Australia are approximately 140,227 hectares. A map showing the location of the mining and exploration licenses and a table with a list of the mining and exploration licenses and the holding requirements follow.

Mt. Todd Land Holdings of Vista Gold Australia

License Name	Serial Number	Federal Claim Type	Surface Area (hectares)	Location Description (UTM)	Location Date	Expiration Date	Estimated Holding Requirements Annual Rent including GST (thousands of Australian Dollars)	Annual Work Requirement (thousands of Australian Dollars)	Annual Reports Due

Mining Licenses:

MLN 1070	MLN 1070	Mining License	3,982	Mining License Block	March 5, 1993	March 4, 2018	$72 (due March 4)	N/A	April 4

MLN 1071	MLN 1071	Mining License	1,327	centered at approximately	March 5, 1993	March 4, 2018	$24 (due March 4)	N/A	April 4

MLN 1127	MLN 1127	Mining License	80	188555E, 435665N	March 5, 1993	March 4, 2018	$2 (due March 4)	N/A	April 4

Subtotals			5,389				$98	$0

Exploration Licenses:

EL 25576	EL 25576	Exploration License	91,240	Centered at approximately 192557E, 8446405N	March 15, 2007	March 14, 2013	$49 (due March 14)	$420	April 14

EL 25668	EL 25668	Exploration License	8,773	Centered at approximately 199000E, 8463964N	March 17, 2007	March 16, 2013	$6 (due August 16)	$50	September 16

EL 25669	EL 25669	Exploration License	4,972	Centered at approximately 178272E, 8457220N	March 15, 2007	March 14, 2013	$3 (due March 14)	$40	April 14

EL 25670	EL 25670	Exploration License	10,010	Centered at approximately 185445E, 8424349N	March 15, 2007	March 15, 2013	$6 (due March 14)	$40	April 14

EL 28321	EL 28321	Exploration License	19,843	Centered at approximately 806729E, 8429210N	May 3, 2011	May 2, 2017	$1 (due May 2)	$15	June 2

Subtotals			134,838				A$65	A$565

Totals A$							Total = A$163	Total = A$565

Totals US$							Total in US$ @ an exchange rate on 1/24/2012 of US$1.00 = A$0.95 = US$171	Total in US$ @ an exchange rate on 1/24/2012 of US$1.00 = A$0.95 = US$595

Grand Totals		3 Mining Licenses, 5 Exploration Licenses	140,227 hectares				US$171	US$595

Surface use rights have been negotiated with the JAAC and are part of that agreement (see discussion above). There is sufficient space on these lands for all necessary facilities including processing plant, tailings disposal and waste dump areas. There is also sufficient land for heap leach pads, but none are foreseen at this time.

A Mine Management Plan is developed and submitted annually that details work to be done on the property, such as drilling. Once the plan is approved, work can commence. Vista Gold Australia complies annually with this procedure and has received approval for all work done on the project to date. It is anticipated that permitting to resume mine production will be relatively straight-forward as the area has been the subject of historical mining. Any future mining will necessitate an approved closure plan and sufficient bonding to carry-out that closure. An environmental impact statement will be required for mine development. Further permitting, which is not expected to be an issue, will be required to continue exploration and development.

Accessibility, Climate, Vegetation, Local Resources, Infrastructure and Physiography

The project is located 56 kilometers by road northwest of Katherine, Northern Territory, Australia, and approximately 250 kilometers south of Darwin. Access is by existing paved public roads and approximately four kilometers of paved private road. We control and maintain the private paved road.

Mt. Todd was an operating mine in the late 1990s. Although most of the processing equipment and facilities were removed from the site, basic infrastructure items are still in place, including project access control point, small shop and office, mill building, and various concrete slabs and floors, as well as a fully functioning tailings impoundment that has capacity to store additional mill tailings. The Batman pit is partially filled with water that has been pumped from the containment pond downstream of the waste dumps. We will have to dewater the pit and treat the water for discharge prior to the start of operations. The Mt. Todd site was not reclaimed when the mine closed, and as a result, the dumps and heap leach pad require ongoing care and maintenance. Precipitation on the waste dumps and heap leach pad result in acid rock drainage which is controlled, in so much as possible, through retention dams, controlled release of acidic water, in accordance with the waste discharge license, into the Edith River when water levels are high enough to permit such release and treatment of acidic waters in a water treatment plant, as described below. Vista Gold Australia provides environmental care and maintenance, but is not responsible for the environmental liability resulting from previous operations until we take the decision to re-open the mine and have received the appropriate permits.

We completed the installation of a water treatment plant in 2009. The treated water was initially to be stored in the existing tailings impoundment facility, but the above average rainfall experienced in the 2010-2011 wet season resulted in the suspension of water treatment as a result of the higher than normal level of water in the tailings impoundment facility. Recently, we started pumping water from the tailings impoundment facility to the Batman Pit and are working with the NT Government to obtain the authorization to in situ treat the water stored in the pit. We expect to receive the authorization to allow discharge of a significant portion of the treated water in the future. The project has its own fresh water reservoir which is expected to supply all of the project's water needs.

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

The Mt. Todd area has a sub-tropical climate with a distinct wet season and dry season. The area receives most of its rainfall between the months of January and March. Temperatures are moderate, allowing for year-round mining operations. Topography is relatively flat. The tenements encompass a variety of habitats forming part of the northern Savannah woodland region which is characterized by eucalypt woodland with tropical grass understories. Surface elevations are on the order of 130 to 160 meters above sea level in the area of the previous and planned plant site and waste dump.

Geology and Mineralization

The Mt. Todd gold project is situated within the southeastern portion of the Early Proterozoic Pine Creek Geosyncline. The Batman deposit geology consists of a sequence of hornfelsed interbedded greywackes and shales with minor thin beds of felsic tuff. Bedding consistently strikes at 325 degrees, dipping 40 degrees to 60 degrees to the southwest. Northerly trending sheeted quartz sulfide veins and joints striking at 0 degrees to 20 degrees and dipping 60 degrees to the east are the major controls for mineralization in the Batman deposit. The veins are 1 to 100 millimeters in thickness with an average thickness of around 8 to 10 millimeters and occur in sheets with up to 20 veins per horizontal meter. These sheeted veins are the main source of gold mineralization in the Batman deposit. In general, the Batman deposit is 1,500 to 1,550 meters in length by 365 to

450 meters in true width and 450 to 500 meters in known down-dip extension (the deposit is open along strike and at depth).

History

The Mt. Todd Gold Project has a long, well-documented history as presented in the table below. In addition, it has a well-preserved and meticulously maintained database and supporting file system. The care taken and quality of the data speaks to the integrity of the resultant studies that have been completed since the deposit was discovered.

Mt. Todd Gold Project History

1986
October 1986 - January 1987:	Conceptual Studies, Australia Gold PTY LTD (a subsidiary of BHP Billiton Limited); Regional Screening; (Higgins), Ground Acquisition by Zapopan N.L. ("Zapopan").

1987
February:	Joint Venture finalized between Zapopan and Billiton. Geological Reconnaissance, Regional
June - July:	BCL, stream sediment sampling.
October:	Follow-up BCL stream sediment sampling, rock chip sampling and geological mapping (Geonorth)

1988
Feb - March:	Data reassessment (Truelove)
March - April:	Gridding, BCL grid soil sampling, grid based rock chip sampling and geological mapping (Truelove)
May:	Percussion drilling Batman (Truelove)—(BP1-17, 1,475m percussion)
May - June:	Follow-up BCL soil and rock chip sampling (Ruxton, Mackay)
July:	Percussion drilling Robin (Truelove, Mackay)—RP1-14, (1,584m percussion)
July - Dec:	Batman diamond, percussion and RC drilling (Kenny, Wegmann, Fuccenecco)—BP18-70, (6,263m percussion); BD1-71, (85,62m Diamond); BP71-100, (3,065m R.C.)

1989
Feb - June:	Batman diamond and RC drilling: BD72-85 (5,060m diamond); BP101-208, (8072m RC). Penguin, Regatta, Golf, Tollis Reef Exploration Drilling: PP1-8, PD1, RGP1-32, GP1-8, BP108, TP1-7 (202m diamond, 3090m RC); TR1-159 (501m RAB).
June:	Mining lease application (MLA's 1070, 1071) lodged.
July - Dec:
Resource Estimates; mining-related studies; Batman EM-drilling: BD12, BD86-90 (1,375m diamond); RC pre-collars and H/W drilling, BP209-220 (1,320m RC); Exploration EM and exploration drilling: Tollis, Quigleys, TP9, TD1, QP1-3, QD1-4 (1,141 diamond, 278m RC); Negative Exploration Tailings Dam: E1-16 (318m RC); DR1-144 (701m RAB) (Kenny, Wegmann, Fuccenecco, Gibbs).

1990
Jan - March:	Pre-feasibility related studies; Batman Inclined Infill RC drilling: BP222-239 (2,370m RC); Tollis RC drilling, TP10-25 (1,080m RC). (Kenny, Wegmann, Fuccenecco, Gibbs)

1993 - 1997
Pegasus	Pegasus reported investing more than US$200,000 in the development of the Mt. Todd mine and operated it from 1993 to 1997, when the project closed as a result of technical difficulties and low gold prices. The deed administrators were appointed in 1997 and sold the mine in March 1999 to a joint venture comprised of Multiplex Resources Pty Ltd. and General Gold Resources Ltd.

1999 - 2000
March - June	Operated by a joint venture comprised of Multiplex Resources Pty Ltd. and General Gold Resources Ltd. Operations ceased in July 2000, Pegasus, through the Deed Administrators, regained possession of various parts of the mine assets in order to recoup the balance of purchase price owed it. Most of the equipment was sold in June 2001 and removed from the mine. The tailings facility and raw water facilities still remain at the site.

2000 - 2006
The Deed Administrators, Pegasus, the government of the Northern Territory and the JAAC held the property.

2006
March	Vista Gold Corp. acquired concession rights from the Deed Administrators, surface use rights from the JAAC and entered into a contract with the Government of the Northern Territory of Australia.

While the property operated and closed due to bankruptcy, the failure of the project was not a result of a failure of the deposit or the resource estimate. The failure of the project was primarily a result of inefficiencies in the comminution circuit, accompanied by poor recovery which resulted in higher than expected operating costs, and low gold prices. Had the orebody been better understood and a different processing plant been built which would have been more appropriate for the deposit conditions, it is likely that the previous operation could have survived the low gold price of the time.

Based on a review of project files, we believe that approximately 24.6 million tonnes grading 1.06 grams gold per ton and containing 826,000 ounces of gold were extracted between 1996 and the termination of mining in 2000. Processing was by a combination of heap leach production from oxide ore and cyanidation of sulfide ore. The remaining mineralization consists of sulfide mineralization lying below and along strike of the existing open pit, and in hanging wall structures parallel to the main zone in the existing open pit.

Exploration and Drilling

After acquiring the Mt. Todd gold project in early 2006, a NI 43-101 preliminary assessment on the Mt. Todd gold project was prepared for us in December 2006. Following this preliminary assessment, an infill core drilling program consisting of 25 holes totaling 9,883 meters of drilling was completed on our behalf in June 2007 by Titeline Drilling PL of Australia, and the assaying for gold was done by Northern Australian Labs ("NAL") in Pine Creek, Northern Territory, Australia, with check assaying by ALS Chemex of Australia. ALS Chemex of Australia and NT Environmental Laboratories Pty. Ltd. of Darwin, Northern Territory, Australia performed multi-element analyses including copper. All holes were angle holes drilled to intersect mineralization at close to right angles. Sampling and assaying methods were conducted in accordance with the CIM Mineral Exploration Best Practices Guidelines. All samples taken were nominally one meter in length. Vista management believes the data obtained is reliable.

In 2008, Boart Longyear Australia Pty Ltd. completed a 14 hole 9,006 meter core drilling program on our behalf designed to test the down-dip extension of mineralization within the pit-shape evaluated in 2006, the continuity of mineralization below that pit shape and to obtain a sample for ongoing metallurgical testing. Sample preparation was done by ALS Chemex in Adelaide, South Australia, followed by assaying for gold by ALS Chemex in Perth, Western Australia. A sample quality control/quality assurance program was implemented and check assaying was done by Genalysis Laboratory Services Pty Ltd. in Perth. Multi-element analyses, including copper, were done by ALS Chemex, also in Perth. Sampling and assaying methods were conducted in accordance with the CIM Mineral Exploration Best Practices Guidelines. All samples taken were one meter in length, except the last interval of the drill hole. Vista management believes the data obtained is reliable.

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

Sampling and Analysis

All assaying was fire assay on 50-gram charges. It is the opinion of Tetra Tech MM, Inc. ("Tetra Tech") that quality control and quality assurance methods employed by the various companies working at Mt. Todd were standard at the time of the work, and the work, including quality control and quality assurance methods, has been audited several times by independent consultants.

As part of the 2007 exploration program, we embarked on a program to both verify the historic assay results and ensure that any future analytical work meets all current NI 43-101 standards for reporting of mineral resources. This program consisted of two components; re-assaying of a portion of the historic drill holes, and assaying of the new core drill holes.

We completed a multi-phase program to evaluate the accuracy of gold assays generated by NAL on Mt. Todd core samples. The test involved three phases including, 1) cross-checking assay standards used in the program between NAL and ALS-Chemex, 2) preparing and assaying 30 one-meter intervals of remaining half-core and detailed analysis of crushing and analytical performance between the two labs, and 3) screen sieve assay analysis of 45 coarse reject samples plus the 45 comparable remaining half-core samples.

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

We used a sampling method and approach that was similar to what has historically been used at the Mt. Todd gold project. The drill core, upon removal from the core barrel, was photographed, geologically logged, geotechnically logged, and placed into core boxes. The core boxes were transported to the sample preparation building where the core was marked and sawn into halves. One-half was placed into sample bags as one-meter sample lengths, and the other half retained for future reference. The only exception to this was when a portion of the remaining core was flagged for use in the ongoing metallurgical testwork.

The bagged samples had sample tags placed both inside and on the outside of the sample bags. The individual samples were grouped into "lots" for submission to the independent lab for preparation and analytical testing. All of this work was done under the supervision of a Vista Gold geologist.

Together with Tetra Tech, we developed an assay protocol for the analyses of the 2008 exploration drill core and for validation of the historic assays.

2008 and Post-2008 Sample Preparation, Analyses and Security

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

Preliminary Economic Assessment and Updated Estimate of Gold Mineralization, June 2009

In June 2009, we announced the results of a positive preliminary economic assessment (the "Mt. Todd PEA") with an updated estimate of gold resources under NI 43-101 criteria for the Batman Deposit completed for us by Tetra Tech. This study was completed by or under the supervision of Mr. John Rozelle, P.G., at that time an independent qualified person, utilizing standard industry software and estimation methodology. As of May 2011, Mr. Rozelle is Vice President, Technical Services for Vista Gold. The technical report summarizing the results of the Mt. Todd PEA and updated mineral resource estimate entitled "Mt. Todd Gold Project Updated Preliminary Economic Assessment Report, Northern Territory, Australia" dated June 11, 2009 is available on SEDAR at www.sedar.com.

The updated estimate of mineralized material (mineral resource estimate under CIM Definition Standards) incorporates the results of 108,052 assay intervals from and assaying completed by ALS Chemex. These results are in addition to the results of 769 drill holes (250 core, 435 reverse circulation and 70 rotary drill holes) completed previously by BHP Resources Pty Ltd., Zapopan, Pegasus and Vista. The deposit has a drill hole spacing that varies from 25 meters by 25 meters to 80-100 meters by 80-100 meters and generally averages 50 meters by 50 meters.

As stated in Tetra Tech's June 2009 report, "...the Mt. Todd Project has an excellent drillhole database comprised of drill core, photographs of the drill core, assay certificates and results, and geologic logs. The meticulous preservation of the drill core and associated "hard copies" of the data are a testament to the originators of the project and the subsequent companies that have looked at the project. All data are readily available for inspection and verification. In addition, most of the subsequent companies or their consultants that have examined the project have completed checks of the data and assay results. Other than the "normal" types of errors inherent in a project this size, (i.e. mislabeled intervals, number transpositions, etc.), which were corrected prior to Tetra Tech's resource estimation, it is Tetra Tech's opinion that the databases and associated data are of a "high quality" in nature. Tetra Tech found no significant discrepancies with the existing drillhole geologic logs and is satisfied that the geologic logging, as provided for the development of the three-dimensional geologic models, fairly represents both the geologic and mineralogic conditions of each of the deposits that comprise the Mt. Todd Project."

Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.40 grams gold per tonne, is estimated at 190,939,000 tonnes grading 0.84 grams gold per tonne.

Under CIM Definition Standards, at the same cut-off grade of 0.40 grams gold per tonne, measured mineral resources are estimated at 52,919,000 tonnes grading 0.91 grams gold per ton, indicated mineral resources are estimated at 138,020,000 tonnes grading 0.81 grams gold per tonne and inferred mineral resources are estimated at 94,008,000 tonnes grading 0.74 grams gold per tonne. Mineral resources that are not mineral reserves do not have demonstrated economic viability. Cautionary Note to U.S. Investors: see the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

There are no known issues that might affect these estimates of mineralized material or mineral resources. Any drilling, sampling or recovery factors that could materially impact the accuracy or reliability of sampling and analysis results have been disclosed and key assumptions, parameters and methods used to estimate the mineral inventory (mineral resources under NI 43-101) and mineral reserves have been disclosed.

The Mt. Todd PEA reflected the technical studies which Vista Gold has undertaken since the issuance of the initial preliminary economic assessment on December 29, 2006, including over 18,000 meters of diamond drilling, a two-year metallurgical test program which included crushing and grinding, flotation and leach testwork, mine design and various preliminary engineering studies and cost estimates.

The Mt. Todd PEA envisioned a 30,000-tonne per day (nominally 10.5 million tonnes per year) ore mining operation with a 15.2 year mine life in the base case. The owner-operated mine fleet would include 140 tonne trucks and 18 cubic meter shovels. Three stages of crushing followed by high-pressure grinding rolls would be used to reduce the ore. Metallurgical testing to date indicates that a gold recovery of 82% can be achieved in a whole-ore leach with a grind-circuit product of 80% passing 100 mesh. Tailings disposal would be accomplished by dry-stacking of tailings as described in the Mt. Todd PEA.

Three potential operating scenarios were evaluated using a gold price of $750 per ounce (three-year running average as of first quarter 2009), an exchange rate of US$1 = A$1.35 and first quarter 2009 costs. The three-year trailing gold price was $1,255 per ounce at the end of 2011. The results of the Mt. Todd PEA indicate that development of the base-case alternative would have an estimated cash cost of $453 per ounce and a pre-tax IRR of 21.6%. All analyses were done on a pre-tax basis in order to guide future study without introducing a taxation variable. Payback of initial capital invested would be three years from the start of production. The total gold mined over the 15.2 year mine life is estimated to be 4,526,000 ounces, with an estimated annual production of 245,500 ounces (with average production over the first three years of 296,700 ounces). The Mt. Todd PEA estimated that an economic gold cut-off grade of approximately 0.40 grams gold per tonne should be employed which results in a 12.8% increase (579,000 ounces) in measured and indicated mineral resources as compared to the 0.50 grams gold per tonne cutoff grade employed in the previous preliminary economic assessment. At a gold price of $950 per ounce the estimated pre-tax IRR is 37.7%. Mineral resources that are not mineral reserves do not have demonstrated economic viability. Cautionary Note to U.S. Investors: see the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above. See the section heading "Cautionary Note to All Investors Concerning Economic Assessments that Include Mineral Resources."

Additional information on the results of the Mt. Todd PEA can be found in our press release dated June 4, 2009, and in the study which is posted on SEDAR at www.sedar.com.

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

We subsequently drilled one additional core hole in 2010 into the parallel structures in the hanging wall east of the core zone for 726 meters. Drilling was by Grid Drilling of Townsville, North Queensland. The core was logged, photographed and sampled by our employees and consultants under the direction of Vista's Vice President of Exploration, Frank Fenne P.G., who is a qualified person under NI 43-101. Core was sawed in half by our employees and consultants and one half shipped to NAL, for sample preparation and assaying. Check assaying was done by Genalysis of Perth, Australia. Core logging and sample custody, sample preparation and assaying for all drill holes completed during 2010 followed those developed in 2008 by Tetra Tech and Vista Gold, as described in the Sample Preparation, Analyses and Security section above.

Preliminary Feasibility Study and Updated Estimate of Gold Mineralization, October 2010

On August 8, 2010, we announced the positive results of a preliminary feasibility study ("PFS") for the Batman deposit. The PFS was constrained to consider tailings from mineral reserves that could be accommodated by the existing tailings storage capacity of 60 million tonnes with processing at a rate of 6.77 million ore tonnes per year. The PFS was managed by Tetra Tech of Golden, Colorado, which also undertook the resource modeling and estimation, geotechnical, environmental and site reclamation engineering and design. Mr. John Rozelle, PG, the then Manager of Tetra Tech's Mineral Resource Division and Principal Geologist, at that time an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of Tetra Tech. As of May 2011, Mr. Rozelle is Vice President, Technical Services for Vista Gold. Mr. Thomas Dyer, P.E., of MDA of Reno, Nevada, an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of MDA. Mr. Rozelle and Mr. Dyer prepared or supervised the preparation of the information that forms the basis for the scientific and technical information disclosed herein. The technical report summarizing the results of the PFS and updated mineral resource estimate entitled "Mt. Todd Gold Project Prefeasibility Study, Northern Territory, Australia" dated October 1, 2010, is available on SEDAR at www.sedar.com.

The PFS was evaluated using the three-year trailing average gold price of $950 per ounce. Mineral reserve estimates and production highlights are tabulated below. Mineral reserves do not include mineral resources.

Production Highlights, October 2010 PFS(1)

Reserves and Production Estimates at $950 per gold ounce

Proven and Probable Mineral Reserves (at a 0.55 grams gold per tonne cut-off)(1)	60,050,000 tonnes at 1.05 grams gold per tonne

Life of Mine Production	1,662,000 gold ounces

Average Annual Production (based on 8.86 year mine life)	187,500 gold ounces per year

Mining Rate (ore plus waste)	22,900,000 tonnes per year

Mill Throughput Rate	18,500 tonnes per day

Stripping Ratio (waste:ore)	2.37

Mine Life	8.86 years

(1)
Elevated cutoff grades were used to constrain the total estimated mineral reserve tonnes to the remaining tailings capacity while maximizing return. In most areas, a cutoff grade of 0.55 grams gold per tonne was used. Select benches in the first two phases of mining used a cutoff grade of 0.60 grams gold per tonne.

(2)
Cautionary Note to U.S. Investors: Proven and Probable Mineral Reserves as described in this table are based on Canadian definitions under NI 43-101. These Reserves are based on a pre-feasibility study. Reserves for SEC Industry Guide 7 purposes require definitive or "final" feasibility study and permits. See the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

The PFS was completed using the three-year trailing average gold price of $950 per ounce (as stated above) and a foreign exchange rate of $0.85 = A$1.00 and incorporates mid-2010 costs. At a gold price of $950 per ounce, the after-tax payback period was estimated at 5.4 years. The three-year trailing gold price was $1,255 per ounce at the end of 2011 The following table summarizes the economic results with a comparison to the sensitivity at a gold price of $1,200 per ounce and a foreign exchange rate of $0.90 = A$1.00. The analyses were completed based on the proven and probable reserve estimates with any materials not meeting those categories treated as waste.

Summary of Economic Results

	$950 per gold ounce & $0.85/A$1.00	$1,200 per gold ounce & $0.90/A$1.00
Average Cash Operating Cost ($ per gold ounce produced)	$476	$493
Average Total Cash Production Costs ($ per gold ounce produced)	$487	$507
Pre-Production Capital Cost (thousands of dollars)	$441,258	$459,820
Sustaining Capital Cost (thousands of dollars)	$32,981	$32,981
Internal Rate of Return	14.9% before tax 9.8% after tax	25.4% before tax 16.2% after tax
Cumulative Cash Flow (pre-tax, thousands of dollars)	$472,615	$848,724
Net Present Value at 5% discount (pre-tax) (thousands of dollars)	$210,144	$487,156

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

Under CIM Definition Standards, at the same cut-off grade of 0.40 grams gold per tonne, measured mineral resources are estimated at 52,919,000 tonnes grading 0.91 grams gold per tonne, indicated mineral resources are estimated at 138,020,000 tonnes grading 0.81 grams gold per tonne and inferred mineral resources are estimated at 94,008,000 tonnes grading 0.74 grams gold per tonne. Mineral resources that are not mineral reserves do not have demonstrated economic viability. Cautionary Note to U.S. Investors: see the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above. There are no known issues that might affect these estimates of mineralized material or mineral resources.

MDA used the June 2009 resource model to develop an open-pit mine design including intermediate pits plans and production schedules.

The mineral reserve estimates were prepared and reported by MDA, under the supervision of Mr. Dyer, and using the June 2009 resource model at a gold price of $950 per ounce and cut-off grade of 0.55 grams gold per tonne. Elevated cutoff grades were used to constrain the total estimated mineral reserve tonnes to the remaining tailings capacity while maximizing return. In most areas, a cutoff grade of 0.55 grams gold per tonne was used; however, select benches in the first two phases of mining used a cutoff grade of 0.60 grams gold per tonne. As mentioned previously, the PFS was evaluated using the three-year trailing average gold price of $950 per ounce (as of August 2010). The qualified person believes the reserve estimate is the same under both SEC Industry Guide 7 and CIM Definition Standards. The reserve estimates as of October 2010 are shown in the following table.

Reserves Estimated at Mt. Todd, October 2010 PFS

Reserve Classification	Tonnes	Average Gold Grade (grams gold per tonne)
Proven(1,2,3)	24,458,000	1.09
Probable(1,2,3)	35,592,000	1.02
Proven & Probable(1,2,3)	60,050,000	1.05

(1)
Mineral reserves are reported separately from mineral resources.

(2)
Cautionary Note to U.S. Investors: Proven and Probable Mineral Reserves as described in this table are based on Canadian definitions under NI 43-101. These Reserves are based on a pre-feasibility study. Reserves for SEC Industry Guide 7 purposes require definitive or "final" feasibility study and permits. See the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

(3)
See the section heading "Item 1A. Risk Factors" in this annual report on Form 10-K.

Capital and Operating Cost Estimate, October 2010 PFS

Estimated life-of-mine average total cash production costs are projected to be $487 per ounce, with the highest costs occurring in the first five years of the project. The latter half of the project life benefits from decreases in the required stripping. Pre-production capital costs, including contingency, owner's costs and working capital, are estimated to be $441,000 and sustaining capital over the life of the mine is estimated to be $33,000. Post-operation reclamation costs are not included in the total capital costs, but are included in the cash flow analyses and return on investment calculations.

Mining, October 2010 PFS

Under the October 2010 PFS, we planned to extract ore from the mine using conventional open-pit mining equipment and techniques. A waste mining fleet consisting of 180-tonne trucks and 21-cubic meter shovels has been selected to complement the 140-tonne truck and loader ore-mining fleet. We plan to be the owner and operator of the mining fleets and we expect to enter into maintenance and repair contracts for the major mining equipment. Ore will be mined in three pit development phases over a period of 8.86 years. Waste rock will be placed in a single waste dump and concurrent reclamation is planned for the lower benches of the dump.

Processing, October 2010 PFS

Following an extensive review of the plant performance data from previous operators, it was clear to us that there were a number of key reasons why these operations were unsuccessful. As a result, we undertook mineralogical and metallurgical studies to fully understand the type of ore that would be treated over the life of the proposed mine. This was followed by laboratory test programs that evaluated the metallurgical process, proposed equipment and the expected performance and cost parameters. We believe the principal reasons that led to the previous operational failure were:

  •
  Ore hardness—the plant built by the previous operator was poorly designed to handle the hard ore and failed to produce a satisfactory product or achieve design capacity. We tested and determined the expected ore hardness and then evaluated various combinations of equipment. The best combination of equipment involved primary and secondary crushing, tertiary crushing employing high pressure grinding rolls ("HPGR") followed by a large ball mill. The use of HPGR is expected to result in a product which significantly improves the efficiency of the grinding circuit. For the base case, the circuit is very simple with a large primary gyratory crusher, a secondary cone crusher, a single HPGR unit and a single ball mill. HPGR technology is currently being successfully used by Newmont Mining Corporation, at Australia's largest gold mine, the 20 million ounce Boddington mine in Western Australia. The circuit has been designed to reflect the results of leach tests which indicate that the optimum grind size should be 80% passing 100 mesh, coarser than used in previous operations.

  •
  Metallurgy—A number of metallurgical problems were encountered in the past, mostly related to copper minerals in the ore. Our test program focused first on understanding the form and distribution of the copper minerals in the orebody and then on the best metallurgical approach to deal with the copper. In the mineralogical review it became apparent that the form of the copper minerals changes with depth. In the upper part of the orebody, mostly mined out by previous operators, the copper existed mainly as secondary copper minerals; these minerals are very soluble in cyanide which greatly increased the expense and reduced the efficiency of leaching. The remaining ore contains mainly primary copper minerals like chalcopyrite which generally has a very minor effect on leaching and cyanide consumption. The tests we undertook on representative samples of the ore to be mined showed that whole-ore leaching combined with a carbon-in-pulp recovery circuit yields acceptable recoveries of 82%.

The proposed plant would have a design capacity of 18,500 tonnes per day and was designed to be simple, efficient and easy to maintain. The proposed flowsheet indicates that following grinding, the slurried ore will be sized by cyclones, thickened, pre-conditioned, and then leached in tanks prior to recovery in a hybrid carbon-in-pulp circuit. Gold will be stripped from the carbon and precipitated in an electrowinning cell prior to refining into dore bars. The tailings will be detoxified using the SO2/Air process and deposited in the existing tailings impoundment facility.

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

Economic Analysis, October 2010 PFS

As mentioned previously, the PFS economic analysis was completed using the three-year trailing average gold price of $950 per ounce and foreign exchange rate of $0.85 = $A1.00. At a gold price of $950 per ounce, the after-tax payback period was estimated at 5.4 years.

We have also completed sensitivity analyses calculated at gold prices of $1,000, $1,100, $1,200 and $1,500 per ounce. The $1,200 and $1,500 sensitivity analyses incorporate the foreign exchange rate current in August 2010 of US$0.90 = A$1.00. Estimated before and after tax economic results, showing the IRR and NPV5%, cumulative cash flow and sensitivity to changes in gold price are shown in the following tables.

Before-Tax Economic Results

Gold Price Scenario	Before Tax IRR	Before Tax NPV5%	Before Tax Cumulative Cash Flow
$950 per ounce	14.9%	$210,144	$472,615

$1,000 per ounce	17.5%	$272,260	$554,865

$1,100 per ounce	22.6%	$396,494	$719,366

$1,200 per ounce	25.4%	$487,156	$848,724

$1,500 per ounce	39.3%	$859,856	$1,342,227

After-Tax Economic Results

Gold Price Scenario	After Tax IRR	After Tax NPV5%	After Tax Cumulative Cash Flow
$950 per ounce	9.8%	$71,127	$252,490

$1,000 per ounce	11.4%	$100,497	$207,598

$1,100 per ounce	14.5%	$158,192	$359,190

$1,200 per ounce	16.2%	$198,827	$418,218

$1,500 per ounce	23.9%	$359,612	$624,317

Preliminary Feasibility Study, January 2011

On January 4, 2011, we announced the positive results of a PFS for the Batman deposit, at a processing rate of 10.65 million tonnes of ore per year. The January 2011 PFS was managed by Tetra Tech, and expands upon the PFS previously completed by Tetra Tech dated October 1, 2010, and announced on August 18, 2010. Tetra Tech undertook the resource modeling and estimation, geotechnical, environmental and site reclamation engineering and design for the January 2011 PFS. Mr. John Rozelle, PG, the then Manager of Tetra Tech's Mineral Resource Division and Principal Geologist, at that time an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of Tetra Tech. Mr. Thomas Dyer, P.E., of MDA of Reno, Nevada, an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of MDA. Mr. Rozelle and Mr. Dyer prepared or supervised the preparation of the information that forms the basis for the scientific and technical information disclosed herein. As of May 2011, Mr. Rozelle is the Vice President, Technical Services for Vista Gold. The technical report summarizing the results of the PFS and updated mineral resource estimate entitled "10.65 MTPY Preliminary Feasibility Study, NI 43-101 Technical Report, Mt. Todd Gold Project, Northern Territory, Australia" dated January 28, 2011, is available on SEDAR at www.sedar.com.

The January 2011 PFS evaluated the viability of a 30,000 tonne per day processing facility and the optimized extraction of the identified mineral resource. The previous PFS was constrained to treating mineralized material, the volume of which would be accommodated in the existing tailings disposal facility (60,000,000 tonnes). The operating rate in the previous PFS was 18,500 tonnes per day of ore compared to the higher, and more economical rate of 30,000 tonnes per day considered in the January 2011 study. A new tailings disposal facility would be constructed to accommodate the excess tails from the increased ore reserves in the new PFS.

Highlights of the January 2011 PFS include increased proven and probable mineral reserves, higher annual gold production, longer project life and improved economics at current and long-term estimated gold prices.

The January 2011 PFS was evaluated using a three-year trailing average gold price of $1,000 per ounce. The qualified persons believe the reserve estimate is the same under both SEC Industry Guide 7 and CIM Definition Standards. Mineral reserve estimates and production highlights are tabulated below.

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

(1)
Cautionary Note to U.S. Investors: Proven and Probable Mineral Reserves as described in this table are based on Canadian definitions under NI 43-101. These Reserves are based on a pre-feasibility study. Reserves for SEC Industry Guide 7 purposes require definitive or "final" feasibility study and permits. See the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

By utilizing the remaining capacity in the project's existing tailings storage facility and deferring the capital for additional tailings storage capacity until later in the project's life, we have been able to increase the size of the proposed process facility to a more economic level of 30,000 tonnes per day and increase the projected annual production to 250,000 ounces per year over the first five years of the project. Based on these positive results, we have now commenced a feasibility study for the Mt. Todd gold project that we intend to complete by the end of the first quarter of 2012 or shortly thereafter. As part of the feasibility study program, we will undertake studies to further optimize the proposed operation, evaluate opportunities to reduce estimated capital costs and enhance project returns.

The January 2011 PFS was completed using a foreign exchange rate of $0.85 = A$1.00 and incorporates mid-2010 costs. The following table summarizes the economic results at a gold price of $1,000 per ounce with a comparison to economic results at a gold price of $1,350 per ounce and a foreign exchange rate of $1.00 = A$1.00. After-tax payback of capital was estimated at 7.2 years. For comparison, the three-year trailing gold price at year-end 2011 was $1,255 per gold ounce and the exchange rate was US$1.00 = A$0.98.

Summary of Economic Results

	$1,000 per gold ounce & $0.85/A$1.00	$1,350 per gold ounce & $1.00/A$1.00
Average Cash Operating Cost ($ per gold ounce produced)	$520	$587
Average Total Cash Production Costs ($ per gold ounce produced)	$530	$600
Pre-Production Capital Cost (thousands of dollars)	$589,583	$675,957
Sustaining Capital Cost (thousands of dollars)	$260,522	$261,183
Internal Rate of Return	13.9% before tax 10.7% after tax	23.2% before tax 16.6% after tax
Cumulative Cash Flow (pre-tax, thousands of dollars)	$964,514	$1,860,112
Net Present Value at 5% discount (pre-tax, thousands of dollars)	$385,336	$944,470

Mineral Resources and Reserves Estimates, January 2011 PFS

The January 2011 PFS is based on our gold mineral resource estimate for the Batman deposit at the Mt. Todd gold project as of June 11, 2009, which assumed a cutoff grade of 0.40 grams of gold per tonne. The resource estimate is detailed in the report "Mt. Todd Gold Project—Updated Preliminary Economic Assessment

Report—Northern Territory, Australia" dated June 11, 2009, and is available on SEDAR at www.sedar.com. In summary, based on the report, under SEC Industry Guide 7 guidelines and net of mineral reserves, mineralized material for the Batman deposit, above a cut-off grade of 0.40 grams gold per tonne, is estimated at 41,064,000 tonnes grading 0.77 grams gold per tonne.

Also in summary, under CIM Definition Standards, at the same cut-off grade of 0.40 grams gold per tonne and net of mineral reserves, measured mineral resources are estimated at 3,958,000 tonnes grading 0.88 grams gold per tonne, indicated mineral resources are estimated at 37,106,000 tonnes grading 0.76 grams gold per tonne and inferred mineral resources are estimated at 94,008,000 tonnes grading 0.74 grams gold per tonne. Cautionary Note to U.S. Investors: see the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above. There are no known issues that might affect these estimates of mineralized material or mineral resources.

MDA used the June 2009 resource model to develop an open pit mine design, including intermediate pits plans and production schedules.

The mineral reserve estimates shown in the following table were prepared and reported by MDA, under the supervision of Mr. Dyer, using the June 2009 resource model at a cut-off grade of 0.40 grams of gold per tonne with a three-year trailing gold price of $1,000 per ounce of gold. The qualified persons believe the reserve estimate is the same under both SEC Industry Guide 7 and CIM Definition Standards.

Batman Deposit Reserves Estimated at Mt. Todd, January 2011 PFS

Reserve Classification	Tonnes	Average Gold Grade (grams gold per tonne)
Proven(1,2 and 3)	48,961,000	0.91
Probable(1,2 and 3)	100,914,000	0.83
Proven & Probable(1,2 and 3)	149,875,000	0.85

(1)
Mineral reserves are reported separately from mineral resources.

(2)
Cautionary Note to U.S. Investors: Proven and Probable Mineral Reserves as described in this table are based on Canadian definitions under NI 43-101. These Reserves are based on a pre-feasibility study. Reserves for SEC Industry Guide 7 purposes require definitive or "final" feasibility study and permits. See the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

(3)
See the section heading "Item 1A. Risk Factors" in this annual report on Form 10-K.

Capital and Operating Cost Estimate, January 2011 PFS

Estimated life-of-mine average cash production costs are projected to be $520 per gold ounce and include the cost of concurrent reclamation. The latter half of the project life benefits from decreases in the required stripping. Pre-production capital costs including contingency, owner's costs and working capital are estimated to be $589,600 and sustaining capital over the life of the mine is estimated to be $260,500 including $150,400 for additional tailings storage capacity to be spent starting in year five.

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

Infrastructure, January 2011 PFS

Infrastructure is the same as reported in the October 2010 PFS (see Preliminary Feasibility Study and Updated Estimate of Gold Mineralization, October 2010).

Environmental, January 2011 PFS

The January 2011 PFS includes engineering designs for the closure of the mine site following cessation of production. Where practical, concurrent reclamation activities would be undertaken to reduce the time and expense involved in the closure of the site. The closure plan was designed to meet all requirements for long-term reclamation of the site and cost estimates include provisions for monitoring required under applicable law.

Economic Analysis, January 2011 PFS

The economic analysis was completed using the three-year trailing average gold price of $1,000 per ounce and a foreign exchange rate of $0.85 = A$1.00. We also completed sensitivity analyses at gold prices of $1,200, $1,350 and $1,500 per ounce. The $1,200, $1,350 and $1,500 sensitivity analyses incorporate the current foreign exchange rate of $1.00 = A$1.00. Estimated before and after tax economic results, showing the IRR and NPV5%, cumulative cash flow and sensitivity to changes in gold price are shown in the following tables.

Before-Tax Economic Results

Gold Price Scenario	Before Tax IRR	Before Tax NPV5%	Before Tax Cumulative Cash Flow
$1,000 per ounce	13.9%	$385,336	$964,514
$1,200 per ounce	17.1%	$610,603	$1,359,383
$1,350 per ounce	23.2%	$944,470	$1,860,112
$1,500 per ounce	29.1%	$1,278,336	$2,360,841

After-Tax Economic Results

Gold Price Scenario	After Tax IRR	After Tax NPV5%	After Tax Cumulative Cash Flow
$1,000 per ounce	10.7%	$184,312	$584,562
$1,200 per ounce	12.4%	$284,528	$777,849
$1,350 per ounce	16.6%	$475,309	$1,059,338
$1,500 per ounce	20.6%	$664,986	$1,339,945

Updated Batman Deposit Resource Estimate, September 2011

We announced the results of an updated mineral resource estimate for the Batman deposit on September 6, 2011, and the report can be found on SEDAR, www.sedar.com and Vista's website, www.vistagold.com. The updated gold resource estimate was completed on September 26, 2011, by Tetra Tech of Golden, Colorado, pursuant to NI 43-101 standards. This updated gold resource estimate was completed by or under the supervision of Dr. Rex Bryan, SME Registered Member, an independent qualified person (as defined in NI 43-101), utilizing standard industry software and resource estimation methodology. The estimate was prepared using GEMCOM software and used whole block kriging to estimate block values.

Previous technical reports contain extensive geologic and technical information related to the deposit for which the estimate is prepared. The last technical report was filed on SEDAR at www.sedar.com on February 7, 2011, and is entitled "10.65 Mtpy Preliminary Feasibility Study—NI 43-101 Technical Report—Mt. Todd Gold Project—Northern Territory, Australia" and is dated January 28, 2011. The updated resource estimate incorporates the results of 9,635 new assay intervals from 15 drill holes (all core holes) totaling 8,906.31 meters drilled by Vista in 2010-11 with sample preparation and assaying completed by ALS Chemex. These results are in addition to the results of 118,550 assay intervals from 756 drill holes (250 core, 435 reverse circulation, 70 rotary drill holes, and 1 percussion drill hole) completed previously by BHP Resources Pty Ltd., Zapopan, Pegasus and Vista, which were used in Vista's previous Mt. Todd mineral resource estimates for the Batman Deposit. Vista completed its latest preliminary feasibility study for the Batman Deposit project, the results of which were announced on January 4, 2011, and plans to complete a definitive feasibility study by the end of the first quarter of 2012 or shortly thereafter.

In summary, based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.40 grams gold per tonne, is estimated at 222,002 tonnes grading 0.84 grams gold per tonne. No mineral reserves were estimated in this study.

Also in summary, under CIM Definition Standards, at the same cut-off grade of 0.40 grams gold per tonne, measured mineral resources are estimated at 67,166,000 tonnes grading 0.88 grams gold per tonne, indicated mineral resources are estimated at 154,836,000 tonnes grading 0.82 grams gold per tonne and inferred mineral resources are estimated at 103,563,000 tonnes grading 0.78 grams gold per tonne. Again, no mineral reserves were estimated in this study. Cautionary Note to U.S. Investors: see the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

We also announced on September 6, 2011, that we were preparing a definitive feasibility study, based on the new resource estimate, which we expect will include an updated estimate of mineral reserves. During 2011, we conducted drilling at the Batman deposit for metallurgical testing and for geotechnical purposes and the results of this work will be incorporated in the definitive feasibility study.

There are no known issues that might affect these estimates of mineralized material or mineral resources.

Conversion Drilling Program — Initial Results as of March 12, 2012

As part of the ongoing Mt. Todd feasibility study process, we generated a final pit design based on estimated measured and indicated mineral resources. Subsequently, we determined the limits of an economic pit using estimated measured, indicated and inferred mineral resources. This economic pit design and the location of inferred mineral resources relative to the feasibility study pit design led the Company to commence an 8,500 meter drilling program in November 2011 designed to convert estimated inferred mineral resources to estimated measured or indicated mineral resources in areas that could expand the feasibility study pit shape. The program is ongoing and the first three holes have been logged and assayed. The initial results are consistent with our expectation that the program will result in the reclassification of estimated resources in the area between the two pit shapes. The following table summarizes the results from the initial three holes:

Hole #	Total Depth (meters)	Assay Interval	Thickness (meters)	Approx. True Thickness (meters)	Gold Grade (gram/tonne)

VB11-012		469.0 - 479.0	10.0	9	4.05

		487.0 - 650.0	163.0	150	1.50

	including	621.0 - 632.0	11.0	10	7.38

		722.0 - 743.0	21.0	19	1.66

VB11-013		97.0 - 107.0	10.0	7	1.42

		146.0 - 242.0	96.0	65	1.16

	including	195.0 - 208.0	13.0	9	3.05

		269.0 - 280.0	11.0	8	1.49

VB11-014	704.9	155.0 - 168.0	13.0	12	0.57

		312.0 - 326.0	14.0	13	0.46

		332.0 - 342.9	10.9	10	0.47

		348.0 - 355.0	7.0	6	0.55

		381.0 - 391.8	10.8	10	0.73

		488.9 - 499.6	10.7	10	0.58

		503.0 - 510.0	7.0	6	0.54

		521.0 - 556.0	35.0	32	0.81

		561.0 - 600.0	39.0	36	0.88

		608.0 - 631.6	23.6	22	0.61

		637.0 - 657.1	20.1	18	0.72

		673.0 - 680.9	7.9	7	0.59

The drill results, and particularly hole VB11-012, continue to indicate that the Batman mineralization is open at depth and exhibits increasing gold grades with depth. The results for hole VB11-013 suggest that previous exploration in this part of the deposit may have drilled below the up-rake, near surface expression of the core zone of the deposit. Mineralization in the hanging wall of the core zone is more widespread than has been previously modeled and if we are successful, it is expected that additional drilling of this style of mineralization within the limits of the pit will convert modeled inferred mineralization and waste into ore, resulting in a decrease in the stripping ratio. Based on these initial results Vista has increased the size of its drilling program and is presently sourcing an additional drill rig to expedite the completion of the program.

The sample intervals are constrained by geology and range from a minimum of 0.2 meters to a maximum of 1.2 meters in length, but mostly average 1 meter. Mean grades are calculated using a 0.4 g Au/t cutoff with no upper cap applied to assay values. The maximum length of internal waste is 4.0 meters.

Core logging and sample custody, preparation and assaying were completed in compliance with NI 43-101 standards.

Feasibility Study and Project Development Update as of March 12, 2011

The current feasibility study is based on a 30,000 ore tonne per day mine and we expect to announce the results before the end of the first quarter of 2012 or shortly thereafter. Based on the work done to date, we are initiating the process of hiring a General Manager and starting to build an Australian-based project development team. Also, the Company is advancing work to evaluate a larger 40-45,000 tonne per day project based on the presently anticipated mine life and the potential for additional growth in project reserves.

We believe that the drilling program will result in an increase in the estimated measured and indicated mineral resources at the Mt. Todd gold project. Based on conceptual mine plans that include the targeted inferred mineral resource blocks, we have reason to believe that an additional increase in proven and probable reserves is also possible and should be evaluated in an updated feasibility study prior to a definitive project development decision. Moreover, the anticipated life of the project has increased at the presently contemplated processing rate of 30,000 tonnes per day. We believe that a larger process facility may be justified, resulting in a shorter mine life, increased annual production and more efficient use of the mining equipment capital, with a general shift in the production toward the start of the project and corresponding improvements to the project's economics. We intend to conduct an updated feasibility study based on a larger process facility in order to appropriately evaluate the potential costs and benefits prior to the anticipated approval of the principle environmental permits later this year.

Other recent developments at Mt. Todd include testing of the large heap leach pad on site. This initial testing suggests that the heap leach pad may still contain a significant amount of gold. We are planning additional drilling, and metallurgical testing is in progress to determine if the heap can be re-commissioned or be treated as ball mill feed for the planned processing facility. The initial testing program leads us to believe that the heap leach pad should be considered as an asset rather than a reclamation liability as presently considered.

Mineral Resource Estimate for the Quigleys Deposit at the Mt. Todd Gold Project

On September 8, 2010, we announced that Tetra Tech had reviewed the geology and calculated a mineral resource estimate in accordance with CIM Standards. The mineral resource estimate was conducted under the direction of Mr. John Rozelle, at the time an independent qualified person as defined by NI 43-101 using standard industry software and resource estimation methodology. As of May 2011, Mr. Rozelle is Vice President, Technical Services for Vista Gold. The Quigleys deposit is located 3.5 km northeast of the Batman deposit at our Mt. Todd gold project. The resource estimate is included in our preliminary feasibility report on the Batman deposit entitled "Mt. Todd Gold Project Prefeasibility Study, Northern Territory, Australia" dated October 1, 2010, and is available on SEDAR at www.sedar.com.

Mineralization at the Quigleys deposit is interpreted to occur within a series of mineralized shears that strike north northwest and dip 30 degrees—35 degrees to the west. The main shear extends for nearly one kilometer along the strike and has been drilled to a vertical depth of 230 meters. The mineral resource estimate has been defined by 632 drill holes drilled by Pegasus and Billiton Australia Gold Pty Ltd. in the late 1980s through the mid-1990s. Tetra Tech reviewed the integrity of the drill-hole database and developed a computer model to estimate and classify the estimated mineral resources. The model reflected Tetra Tech's geological interpretation of the deposit, which constrained the mineralization to the shear zones using geological information and assays from 49,178 samples obtained from the drilling. Lower grade, erratic mineralization in the hanging wall of the shears has not been included in the mineral resource estimate.

Sampling and assaying was done under the supervision of prior operators in conjunction with evaluation of the Batman deposit and are discussed in the PFS and the PEA, as part of the overall project sampling and assaying methodology. Please see the quote from Tetra Tech in the section titled Preliminary Economic Assessment and Updated Estimate of Gold Mineralization June 2009 above.

Based on Tetra Tech's resource analysis, at a cut-off grade of 0.50 grams of gold per tonne, under SEC Industry Guide 7 guidelines mineralized material for the Quigleys deposit is estimated at 6,076,000 tonnes grading 0.92 grams gold per tonne.

Under CIM Definition Standards, at the same cut-off grade of 0.50 grams gold per tonne, measured mineral resources are estimated at 511,000 tonnes grading 1.04 grams gold per tonne, indicated mineral resources are estimated at 5,565,000 tonnes grading 0.91 grams gold per tonne and inferred mineral resources are estimated at 9,416,000 tonnes grading 0.95 grams gold per tonne. Cautionary Note to U.S. Investors: see the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

There are no known issues that might affect these estimates of mineralized material or mineral resources.

Exploration Potential

We control a large land package (134,838 hectares) of exploration tenements mostly surrounding the mining tenements that host the Mt. Todd gold project. EL28321, obtained in May 2011, is located west of the main block of tenements and is considered an area prospective for limestone for use in ore processing and the water treatment facility at Mt. Todd. In the third quarter of 2009, during a review of Pegasus' airborne geophysical survey data, our geologists identified five magnetic targets on our exploration tenements. The targets are referred to as the Mt. Todd Structural Target Sequence ("MSTS"), and are characterized by distinct magnetic highs located within sedimentary rocks that should have a low magnetic signature. These features are remarkably similar to those at Mt. Todd, which, as a result of the included pyrrhotite, exhibits a strong magnetic high. The MSTS targets were prioritized following review of historic work in the area and site visits.

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

Golden Eye

At MSTS4 (now called "Golden Eye" because of its appearance resembling two eyes on a surface sample assay map) rock chip sampling, in an area with limited exposure, returned a 25.0 grams gold per tonne sample from a small outcrop of fault breccia. Further sampling returned 23.0 grams gold per tonne and 7.7 grams gold per tonne assays in vein and breccias located 15 meters and 50 meters, respectively, north of the original sample. Due to the sparse outcrop, the orientation and thickness of the mineralized zone is not currently known. A soil sampling program over the area was completed on a 20-meter grid. The survey returned a strong coherent gold anomaly approximately 400 meters in diameter with coincident anomalous base metals and arsenic. Sampling was done by our employees and consultants under the direction of our Vice President of Exploration, Frank Fenne P.G., who is a qualified person under NI 43-101, and shipped to NAL for sample preparation and assaying. Sampling, sample custody, preparation and assaying were completed in compliance with NI 43-101 standards.

Beginning in August 2010, after receiving approvals for drilling and before the onset of the 2010-2011 wet season, we completed four core holes on Golden Eye out of six that were planned. All four Golden Eye drill holes encountered strong sulfide mineralization associated with banded iron formation with interesting concentrations of copper, lead zinc and anomalous gold mineralization, with the best intercept occurring in hole GE10-003 and consisting of 1.1 meters of 7.69 grams gold per tonne including 0.3 meters of 26.7 grams gold per tonne. Drill results were encouraging and provided useful geologic information for next season's exploration program. Drilling was done by Grid Drilling of Townsville, North Queensland. The core was logged, photographed and sampled by our employees and consultants under the direction of our Vice President of Exploration, Mr. Frank Fenne P.G., who is a qualified person under NI 43-101. The core was sawed in half by our employees and consultants and one half shipped to NAL for sample preparation and assaying. Check assaying was done by Genalysis of Perth, Australia. Core logging and sample custody, sample preparation and assaying were completed in compliance with NI 43-101 standards.

Five holes totalling 1,375.8 meters were completed during the 2010-2011 field season. Drilling has intersected several narrow weakly mineralized zones; however, none that can yet be correlated with any confidence between different holes or between the drill holes and the mineralization identified on the surface. Nevertheless, the drilling has identified some additional features and structural complexity which had not been revealed by the first stage of mapping and drilling carried out during the 2010 season.

The most encouraging mineralization was intersected by GE11-002, consisting of a sheared, chloritic and broken sulfide-rich unit at 54.2-55-meters which assayed 1.41 gold grams per tonne and a siliceous lode at 162.07-162.82 meters which assayed 1.86 gold grams per tonne. Although thin and patchy, this mineralization is at least a clear indication that there are mineralised structures at Golden Eye which are yet to be defined with confidence.

Detailed structural measurements on all of the holes have revealed several fold closures and also some textures which appear to be mylonite fabrics. This data will be compiled and stereoplotted in order to try to gain a better understanding of the overall structure of the prospect and to determine what additional work may be required.

The remaining holes all intersected widespread quartz sulfide containing pyrrhotite, chalcopyrite, and arsenopyrite and contained anomalous gold, copper, bismuth, and arsenic. The drill-hole data is currently being reviewed and additional drilling may be recommended.

RKD

Six holes totalling 1,587.4 meters were completed on the target known as RKD during 2011. The holes intersected a north-northwest-trending mineralized shear zone dipping steeply to the west. The best gold intercept was in hole RKD11-003 which contained 2.7 meters of 2.3 gold grams per tonne. Hole RKD11-005 intersected 3 meters of 3.4% copper and 50 ppm silver in a chalcocite-rich part of the shear zone. All of the holes intersected anomalous gold with values up to 0.4 and 0.5 gold grams per tonne.

Silver Spray

Two holes totalling 806.8 meters were completed at Silver Spray in September 2011. Both holes intersected several 20-meter zones of strong quartz veining with galena, pyrrhotite and arsenopyrite. These zones contained anomalous lead, zinc, and arsenic but only sporadic anomalous gold (up to 0.18 gold grams per tonne).

Snowdrop

Six soil geochemical lines were completed in 2011 across the Snowdrop anomaly. These soils were collected on a 20-meter spacing to infill the existing 100-meter grid. The results confirmed and refined the previously defined gold-copper-arsenic-bismuth anomaly with 146 samples of 481 samples containing 100 ppm or greater copper and 60 samples containing greater than 5 ppb gold (high value 97 ppb). The onset of the wet season has suspended work on the target until next spring. A drill plan will be included in the updated mine management plan to permit drilling in 2012.

Quigleys

Quigleys is a known gold occurrence that has been mined to shallow depths. We decided to explore further and, in 2011, three holes totalling 883.7 meters were completed to test the high grade shear zone and to explore hanging- and footwall-quartz veining described in some of the historic drill holes. The main zone appears to be a quartz-healed shear zone with arsenopyrite and pyrrhotite that ranges from one to two meters in thickness. However, the amount of quartz veining in VQ11-002 and VQ11-003 is surprising and bears a marked resemblance to the Batman core zone with a strong density of sheeted quartz pyrrhotite veins in 10- to 20-meter zones. Assay results confirm the presence of significant gold mineralization in the hanging and foot wall zones of the main mineralized shear. Because most of the historic drilling was reverse circulation, this mineralization has not been incorporated into the Quigleys resource model. In addition, most of historic drilling in the area was not sufficiently deep to intersect the footwall mineralization encountered in hole VQ11-003 and this zone represents an intriguing Batman-style exploration target.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

Property Description and Location

Guadalupe de los Reyes is located in the State of Sinaloa, in western Mexico, approximately halfway between the cities of Mazatlan and Culiacan. The project area is accessed by a 30-kilometer dirt road from Cosala, a city of approximately 17,000 inhabitants. The city of Cosala is connected to the cities of Mazatlan and Culiacan by a 55-kilometer paved highway plus 100 kilometers of toll freeway or by small aircraft from a local airstrip to international airports of Durango, Mazatlan and Culiacan. The property is held through 37 federal mining concessions totaling about 6,310.9 hectares. A location map and table of mining concessions controlled by Vista Gold follow.

NORTH
2 km
Los Reyes Tres
Elota Fraccion 1
Los Reyes 6
Los Reyes Fraccion Norte
Los Reyes 5
Norma
San Manuel
Elota Fraccion 2
Los Reyes 7
El Faisan
Patricia
San Pedro
San Pablo
Los Reyes 8
Elota Fraccion 5
Elota Fraccion 8
Elota Fraccion 4
Martha 1
De Enero
Prolongacion Del Recuerdo
Arcelia Isabel
Elota Fraccion 3
Esperanza
San Miguel
Prolongacion Del Recuerdo Dos
Diez De Mayo
Elota Fraccion 6
Elota Fraccion 9
La Victoria
Dolores
Elota Fraccion 7
Los Reyes Fraccion Oeste
Los Reyes Fraccion Sur
Elota
Unpaved Access Road
Approximate Area of Known Mineralization
Vista Gold Corp. Property
Other Property
2,690,000
2,688,000
2,686,000
2,684,000
2,682,000
338,000
340,000
342,000
344,000
346,000
348,000
350,000

MEXICO
SINALOA
DURANGO
PACIFIC OCEAN
CULIACAN
Guadalupe de los Reyes
MAZATLAN

Guadalupe de los Reyes Project

Mining Concessions at Guadalupe de los Reyes Controlled by Vista Gold

Concession Name	Serial Number	Surface Area (hectares)	Location Coordinates UTM (NAD27)	(INEGI Official Map No.)	Location Date	Expiration Date	Annual Fees (in Mexican Pesos, "MP")

Gaitan Concessions

La Victoria	210803	199.8708		G13C75	11/30/1999	11/29/2049	11,448.60

Prolongacion del Recuerdo	210497	91.4591		G13C75	10/8/1999	10/7/2049	5,238.78

Prolongacion del Recuerdo Dos	209397	26.6798		G13C75	4/9/1999	4/8/2049	3,055.38

Arcelia Isabel	193499	60.3723		G13C75	12/19/1991	12/18/2041	12,169.84

Dolores	180909	222.0385		G13C75	8/6/1987	8/5/2012	44,758.52

San Luis Concessions:

Los Reyes 8	226037	9.0000		G13C75	11/15/2005	11/14/2055	130

Los Reyes Fraccion Oeste	210703	476.9373		G13C75 and G13C85	11/18/1999	11/17/2049	56,278

Los Reyes Fraccion Norte	212757	1,334.4710		G13C75	11/22/2000	10/7/2049	78,762

Los Reyes Fraccion Sur	212758	598.0985		G13C75	11/22/2000	10/7/2049	35,302

Los Reyes Dos	214131	17.3662		G13C75	8/10/2001	8/9/2051	1,024

Los Reyes Tres	214302	197.0000		G13C75	6/9/2001	5/9/2051	11,628

Los Reyes Cinco	216632	319.9852		G13C75	5/17/2002	5/16/2052	18,886

Los Reyes Cuatro	217757	11.1640	Project centered	G13C75	8/13/2002	8/12/2052	328

Los Reyes Seis	225122	427.6609	at approximately	G13C75	7/22/2005	7/21/2055	6,064

Los Reyes Siete	225123	4.8206	345000E,	G13C75	7/22/2005	7/21/2055	70

San Miguel Concessions:			2686000N

Norma	177858	150.0000		G13C75	4/29/1986	4/28/2011	30,237

San Manuel	188187	55.7681		G13C75	11/22/1990	11/21/2015	11,241.74

El Padre Santo	196148	50.0000		G13C75	7/16/1993	7/15/2043	10,079

Santo Niño	211513	44.0549		G13C75	5/31/2000	5/30/2050	2,523.46

El Faisan	211471	2.6113		G13C75	5/31/2000	3/30/2050	149.58

Patricia	212775	26.2182		G13C75	1/31/2001	1/30/2051	1,501.78

Martha I	213234	46.6801		G13C75	4/10/2001	4/9/2051	2,673.84

San Pedro	212753	9.0000		G13C75	11/22/2000	11/21/2050	515.52

San Miguel Concessions:

San Pablo	212752	11.1980		G13C75	11/22/2000	11/21/2050	641.42

Nueva Esperanza	184912	33.0000		G13C75	12/6/1989	12/5/2039	6,652.14

San Miguel	185761	11.7455		G13C75	12/14/1989	12/13/2014	2,367.66

Vista Gold Concessions:

Elota	237661	947.6449		G13C75	4/20/2011	4/19/2061	5402.00

Elota Fraccion 1	237662	905.5592		G13C75	4/20/2011	4/19/2061	5162.00
Elota Fraccion 2	237663	3.2803		G13C75	4/20/2011	4/19/2061	19.00
Elota Fraccion 3	237664	2.7052		G13C75	4/20/2011	4/19/2061	16.00
Elota Fraccion 4	237665	8.1142		G13C75	4/20/2011	4/19/2061	46.00
Elota Fraccion 5	237666	4.1698		G13C75	4/20/2011	4/19/2061	24.00
Elota Fraccion 6	237667	0.4779		G13C75	4/20/2011	4/19/2061	3.00
Elota Fraccion 7	237668	0.1535		G13C75	4/20/2011	4/19/2061	1.00
Elota Fraccion 8	237669	0.6546		G13C75	4/20/2011	4/19/2061	4.00
Elota Fraccion 9	237670	0.9503		G13C75	4/20/2011	4/19/2061	6.00
Totals		6,310.9102 hectares					364,409.26 Mexican Pesos

						Total in US$ @ an exchange rate on 1/24/2012 of US$1.00 = MP$13.15 = US$27,712

On August 1, 2003, we executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold/silver project and a data package associated with the project and general area, for aggregate consideration of $1,400 and a 2% NSR royalty. During a due-diligence period prior to the signing of the purchase agreement, we made payments to the owner, Sr. Enrique Gaitan Maumejean, totaling $100, and upon exercising our option to complete the purchase, paid an additional $200. On August 4, 2004, we issued 138,428 Common Shares to Sr. Gaitan in satisfaction of the scheduled payment of $500, which could be made in cash or Common Shares at our discretion. An additional $500 in cash was to be paid in installments of $100 on each of the second through sixth anniversaries of the signing of the formal agreement, with the outstanding balance becoming due upon commencement of commercial production. Payments of $100 were made in each of 2005, 2006, 2007, 2008 and 2009, completing the purchase option. A 2% NSR royalty will be paid to Sr. Gaitan and may be acquired by us at any time prior to 2053 for $1,000.

On December 19, 2007, we announced that we had signed an agreement to acquire Grandcru Resource Corporation's ("Grandcru") interest in two gold/silver mineral properties adjacent to our Guadalupe de los Reyes gold/silver project. The acquisition was completed on January 24, 2008. Under the terms of the agreement, we agreed to: (a) pay Grandcru $425 less any amounts payable in back taxes on the mining concessions ($377, net of back taxes on the mining concessions), and pay a private investment group known as the San Miguel Group $75; and (b) issue to Grandcru and the San Miguel Group, in aggregate, Common Shares of the Corporation with a value of $1,000 (amounting to 213,503 Common Shares) on closing. In addition, we reached agreement with San Luis and with the San Miguel Group to complete the acquisition of their respective interests in the mining concessions at the same time as the closing occurred with Grandcru. We agreed to pay a 2% NSR royalty on all minerals produced payable to the San Miguel Group on the mining concessions known as the San Miguel Concessions. We agreed to pay San Luis a 1% NSR royalty on mining concessions known as the San Luis Concessions and the San Miguel Concessions, and a 2% to 3% NSR royalty depending on the gold price on our mining concessions known as the Gaitan Concessions. At gold prices below $499.99 per ounce, the royalty payable to San Luis on the Gaitan Concessions will be 2% and at or above $500 per ounce, the royalty payable will be 3%. Certain of the San Luis Concessions are subject to a pre-existing underlying royalty of a 3% NSR royalty payable to San Luis Corporacion, S.A. de C.V. The maximum royalty payable on any of the mining concessions would be a 5% NSR royalty.

Most of the surface rights to the Guadalupe de Los Reyes Project are held by the Ejido Tasajera ("Ejido"). In November 2011, we concluded a two-year lease for use of the surface with the Ejido. A few individuals hold other surface rights. Previous operators in the area have successfully negotiated surface rights agreements with the Ejido and the individual surface holders. An important consideration is the traditional use of land, which recognizes that mining is the preferred use of the land in and around old mine workings. It has been reported that prior operators had a good working relationship with people of the Ejido, since many of the inhabitants are necessarily contracted when work is carried out in exploration or mining operations. No labor or access problems have been reported by prior operators or other mining operators within the area. There is sufficient space on the mineral land controlled by us for all necessary facilities including processing plant, heap leach pads and waste dump areas. To operate within the laws and regulations of Mexico, we must negotiate the use of the land rights before initiating development of any considerable mining operations in the project area. We anticipate that adequate mine labor would be available from the local communities, but professional staff would need to be recruited from outside the area and would be based in Cosala and either self-transport to the mine daily or be bussed.

There are no known environmental liabilities on the project.

We have no installations at or near the project.

Accessibility, Climate, Vegetation, Local Resources, Infrastructure and Physiography

The project is located in the western foothills of the Sierra Madre Occidental at elevations that vary from approximately 300 meters to 1,000 meters. The topography is moderate to rugged. Climate in this area is arid to semi-arid with an average temperature of 22 to 26 degrees Celsius. The average rainfall of approximately 1,000 millimeters occurs mostly during the period of June to September in strong storm events that cause flooding along the river beds and frequent interruptions of the road to Cosala. Outside of infrequent flood interruptions of the road during the rainy season, it is anticipated that mining operations can occur on a year-round basis. Moderate to dense vegetation of bushes and shrubs covers the hill slopes within the project area, in a transition zone that changes from the tropical vegetation towards the lower elevations to that of evergreens and other types of trees at higher topography.

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

History

The Guadalupe de Los Reyes mining district was discovered, according to local residents, on December 12, 1772, (virgin of Guadalupe's day) and claimed on January 6, 1773, (Wise men's day, "Dia de los Reyes Magos"); hence, the current name is Guadalupe de Los Reyes (previously Guadalupe Los Reyes). Several areas were developed within the district throughout its production history, mainly the Guadalupe mine, El Zapote, San Miguel, Mariposa, La Chiripa, Tahonitas, Noche Buena, Candelaria, Tatemas, Las Primas, and Fresnillo, along three principal vein systems. These veins include the 2.5-kilometer long East-West system of the Guadalupe mine; 4.0-kilometer long NW-trending systems of San Miguel-Chiripa-Noche Buena, and Mariposa-Zapote-Tahonitas, and other secondary systems. Intermittent production of gold/silver ores from the different mines within the district was reported until the 1950s. Access to the district was on horseback until the early 1960s when the dirt road access from Cosala was built.

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

From the middle of the 1950s to the 1980s there was limited activity within the Guadalupe district that included exploration reconnaissance studies and mining concessions promotions, until Northern Crown Mines Ltd. took important steps to test the geologic potential with drilling and considerable investment in the early 1990s.

Operating companies in the district included Negociacion Minera de Guadalupe de los Reyes, S.A.; Compañia La Chiripa y Anexas; Compañia Candelaria Canoas, S.A., and in recent times Mr. Enrique Gaitan Enriquez representing various companies such as Compañia Minera Campanillas, S.A. de C.V., Minera Tatema, S.A. de C.V., Minera Sierra Pacifico, S.A. de C.V., and Minera Mariposa, S.A. de C.V. ("Mariposa"); and most recently exploration companies as Minas de San Luis, S.A. de C.V. ("Luismin") (later acquired by Goldcorp, Inc.—"Goldcorp").; Minera Silverado, S.A. de C.V.; Northern Crown Mines Ltd. ("NCM"); Meridian Gold Company ("Meridian"); Grupo San Miguel ("San Miguel Group"), Grandcru, and Vista Gold.

Intermittent production occurred over a period of 150 years, from 1772 to the 1950s, resulting in a reported accumulated extraction of approximately 1.1 million tonnes with an average grade of 9.20 gold grams per tonne gold and 430 silver grams per tonne from the various deposits located within the mining district. Most of this production was exported to Germany as dore bars.

Subsequently, private investors leased some of the concessions from a group of claimholders from the city of Culiacan and carried out exploration and development operations in the Mariposa mine, resulting in extraction of approximately 1,000 tonnes of gold ore with an average grade of 5.2 gold grams per tonne. Between October 1988 and February 1989, Enrique Gaitan and Associates mined 31,500 tonnes with a reported grade of 5.8 gold grams per tonne from an open cut in the El Zapote South area and recovered, according to Mr. Gaitan, approximately 93 kilograms of gold from a small cyanide vat-leach facility. Minera Sierra Pacifico, S.A. de C.V., a wholly-owned subsidiary of NCM, began conducting exploration activities in the El Zapote area in 1992, when modern methods of exploration were first applied in the project area with a program that included geochemical soil and rock chip sampling, geophysical studies including VLF-EM and magnetic surveys, drilling, sample and assay checks, partial underground development and computer modeling to estimate mineral resources. Preliminary metallurgical testwork was carried out on bulk samples and drill chips from the El Zapote deposit. Environmental permits for exploration were obtained by NCM and Meridian.

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

Meridian subsequently dropped the option with NCM in 2002. In December 2002, NCM returned all mineral rights to the original concessionaires, including Mr. Enrique Gaitan, Luismin, Mariposa and a group of concessionaires from the city of Culiacan. Luismin has carried out prospecting studies within the concessions that cover the northern portion of the district, including the El Orito zone, including surface and geochemical sampling along known mineralized structures. These mineralized zones were discovered by prospectors developing small pits and surface workings along fault and altered zones.

In August 2003, we entered an agreement to acquire 100 percent of the mineral rights held by Mr. Gaitan, which cover approximately seven percent of the Guadalupe de Los Reyes mining district area. These concessions enclose most of the main identified exploration targets within the Guadalupe de Los Reyes district area, including approximately 73 percent of the El Zapote deposit gold resources, all of the Guadalupe-Laija deposit, 2.6 percent of the Guadalupe-West deposit, 25 percent of the Chiripa-San Miguel deposits, all of the Noche Buena deposit, and 99 percent of the Tahonitas deposit.

In 2004, Grandcru entered into agreements with Luismin and the San Miguel Group (holders of the Mariposa concessions) to acquire concessions that cover approximately 62 percent of the mining district.

By agreement dated January 24, 2008, with Grandcru and simultaneously with Goldcorp and the San Miguel Group, we acquired the mineral rights that cover the Guadalupe mining district, except for two small claims located within the area. This agreement consolidated Vista Gold's ownership of the known mineralization within the Guadalupe district.

There were some open fractions within our concession grouping and we filed for coverage of those fractions. Ten concessions were granted to us in April, 2011, to consolidate our position.

Geology and Mineralization

Guadalupe de los Reyes occurs in a late Cretaceous-to-Tertiary-age volcanic sequence of rocks. Gold and silver mineralization is characterized as Low Sulfidation Epithermal ("LSE") and has been found along a series of northwesterly and west-northwesterly trending structural zones. Mineralization in the project area covers an area of approximately five by two kilometers (1,000 hectares), but has been extended by geologic interpretations to an area of over 8,600 hectares. Eight main target areas have been identified along three major structural zones. Several of these targets have bulk tonnage potential which may be amenable to open-pit mining, including the El Zapote, San Miguel, Guadalupe Mine, Tahonitas, and Noche Buena zones. The El Zapote target occurs in the Mariposa-El Zapote-Tahonitas structural zone on the western side of the project area and has been mapped for a distance of three kilometers. The El Zapote deposit is one of three deposits found along this structural zone, with the inactive underground Mariposa Mine one kilometer to the northwest and the Tahonitas prospect 0.5 kilometers to the southeast. The Guadalupe zone occurs as the northwest extension of the mineralized structures that were developed by underground mining along approximately 1,000 meters of the veins and to some 400 meters deep. The Guadalupe zone is found in the northeast portion of the area and has produced the majority of precious metals within the district. The San Miguel and Noche Buena zones are enclosed by the same northwestern trending structure in between the El Zapote-Mariposa and the Guadalupe structures.

Historical Exploration and Development

In August 2009, a third-party NI 43-101 technical study was complete for us by PAH, by or under the supervision of Leonel Lopez, C.P.G., an independent qualified person, utilizing standard industry software and estimation methodology, to basically consolidate the mineralization in the district that we purchased from Grandcru with that already held by us. The technical report outlining the results of the study entitled "Technical Report for the Guadalupe de Los Reyes Gold-Silver Project, Sinaloa, Mexico" dated August 12, 2009 (and amended and restated on December 8, 2009, to address concerns the British Columbia Securities Commission raised regarding disclaimers and related portions of the document, and the length of time since a site visit occurred. There were no concerns regarding technical data.) is available on SEDAR at www.sedar.com.

Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Guadalupe de los Reyes gold project, above a cut-off grade of 0.50 gold grams per tonne, is estimated at 10,048,000 tonnes grading 1.50 gold grams per tonne and 25.74 silver grams per tonne. Under CIM Definition Standards, at the same cut-off grade, indicated mineral resources are estimated at 10,048,000 tonnes grading 1.50 gold grams per tonne and 25.74 silver grams per tonne and inferred mineral resources are estimated at 4,888,000 tonnes grading 2.02 gold grams per tonne and 59.98 silver grams per tonne. Cautionary Note to U.S. Inventors: see the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

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

PAH conducted a thorough review of the NCM sampling procedures and lab processing for the prefeasibility study of January 1998. Most of the project analytical samples were delivered to Bondar-Clegg de Mexico, S.A. de C.V. ("Bondar-Clegg de Mexico") in Hermosillo, Mexico, for sample preparation. PAH noted, however, that during one period (drill holes ZA-016 to ZA-053 or approximately 20 percent of the data) analyses were conducted by SGS-XRAL laboratories in Hermosillo, Mexico. At Bondar-Clegg de Mexico, the entire sample was crushed to 75 percent passing 10 mesh using jaw and cone crushers. Representative 250-gram splits of the crushed sample were obtained using a Jones riffle splitter. These splits were then pulverized to -150 mesh using a ring and puck pulverizer. The resultant samples were sent to Bondar-Clegg de Mexico's assay laboratory in Vancouver, British Columbia, for gold and silver analysis. For gold, a one-assay-ton fire assay was conducted with an AA finish, and if the AA value exceeded 10 gold grams per tonne, then it was reassayed with a gravimetric finish. PAH noted that this is a typical analytical protocol and that Bondar-Clegg and Bondar-Clegg de Mexico are internationally recognized laboratories.

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

NCM had approximately 10 percent of the sample intervals in the mineralized zone sent for duplicate analysis by a second laboratory to evaluate the quality of the sample analyses. Overall, PAH found that the results from the check assaying are reasonable. It is PAH's opinion that the sampling methods and analyses representing the Guadalupe de Los Reyes gold/silver project deposits utilized procedures in accordance with accepted industry standards and practices.

Recent Exploration and Development

On April 27, 2011, we announced that following a detailed review of the historic data from which we identified 13 priority targets, that we intended to commence field exploration work in 2011, including field mapping and definition of drill targets. Prior exploration took place from 1988-2002, a period during which the silver price ranged from $4-6 per ounce and there was little incentive to evaluate the geologic potential for higher grade silver zones, similar to those which existed in the vein system mined by previous underground mining operations. Equally important, no significant studies were completed to fully evaluate the production potential of silver with extensive metallurgical testing. Vista's drill plan is focused on confirming the bulk mineable resource estimates already identified and examining the high-grade potential of the underground minable vein systems in the district and in the lower zones of the historic mine operations. Following the drilling program, Vista plans to commence a systematic metallurgical testing program so that the economic potential of the deposit can be evaluated. The style of mineralization is similar to that of Primero Mining's Tayoltita operation located 60 kilometers to the southeast with a historic production of greater than 9 million ounces of gold and 600 million ounces of silver.

Following extensive geologic mapping and surface sampling, on October 25, 2011, we received the government permits for our planned drilling program, and with an agreement for surface exploration rights with the Ejido La Tasajera, we announced that drilling program would soon start. This program is designed to accomplish two objectives: obtain core for metallurgical testing from the stockwork that is the host for the project's current reported estimated mineral resources, and test the potential for high gold grades and bonanza silver grades in the underlying LSE vein systems. If this initial core drilling program is successful, we intend to undertake more comprehensive drilling. At this time, we are planning to initiate work to complete a preliminary economic assessment in the latter part of 2012.

Drilling commenced on November 7, 2011 and continued through December 13, 2011, when the program halted for the Christmas holidays. Energold Drill Co. was contracted for the work and at the end of December 2011 had completed ten core holes totaling 1470.1 meters. All of the drilling targeted the Guadalupe vein system which can be traced over a distance of 4.5 kilometers. Approximately 2.5 kilometers of strike length was extensively developed by historic mining with underground workings extending 400 meters vertically.

Guadalupe West

In the Guadalupe West area, six holes were drilled down dip and along strike from previous drilling. Three additional holes were drilled to explore the projection of the vein to the east in an area with no prior drilling. These holes were designed to test potential veining below surface stockwork outcrops that have returned assays ranging from one to four gold grams per tonne. The final hole targeted high grade mineralization east of the main area of historic production.

Six of the 10 holes intersected 10 to 40 meters of quartz veins and stockwork zones. In this area, the vein is typically five to eight meters wide with stockwork veining extending an additional 20 to 30 meters up the hole.

The following table summarizes the results of the drilling program as reported in a press released on January 29, 2012. The drilling was oriented to intersect the vein system at right angles to provide a close approximation of true width.

Drill Hole	INTERVAL		INCLUDING		Composite Cutoff (g/t)	Thickness (m)	Au g/t	Ag g/t	Au equiv*
	From	To	From	To

11GW-001	53.5	60.5			0.5	7.0	2.22	249.0	6.37

			56.6	58.1	4.0	1.5	5.46	645.7	16.22

	107.0	109.6			0.5	2.6	1.88	6.9	2.0

11GW-002	70.2	71.2			0.5	1.0	0.61	37.7	1.24

	88.9	96.9			0.5	8.0	0.67	56.9	1.62

11GW-003	77.6	79.6			0.5	2.0	2.16	23.3	2.55

	82.6	84.6			0.5	2.0	3.23	59.3	4.22

	91.1	93.1			0.5	2.0	0.88	20.9	1.23

	96.1	103.7			0.5	7.6	1.79	97.1	3.41

11GW-004	114.7	116.7			0.5	2.0	0.54	6.7	0.65

11GW-005	50.1	51.9			0.5	1.8	1.16	47.6	1.95

	58.9	61.9			0.5	3.0	0.53	5.2	0.62

	74.1	77.1			0.5	3.0	0.51	20.3	0.85

11GW-006	64.8	70.2			0.5	5.4	1.39	27.3	1.85

	73.7	94.0			0.5	20.3	1.60	40.0	2.27

11GW-007					No significant mineralization

11GW-008					No significant mineralization

11GW-009	21.4	24.4			0.5	3.0	1.28	211	4.80

11GV-001					Assays Pending

*
calculated at 60:1 Ag:Au

Guadalupe Mine Zone (Laija Area) and El Zapote

Prior to the Christmas break in December 2011, the drill was moved to the main Guadalupe Mine Zone. This area consists of a branching system of epithermal veins and stockwork zones that were the focus of much of the historic underground mining in the district. One core hole totaling 202.8 meters was completed prior to the holiday break. The hole intersected feldspar porphyry with silicified and argillically altered zones with minor zones of pyrite-bearing quartz stockwork.

As we announced on February 27, 2012, drilling with one drill resumed on January 10, 2012 and a second drill began drilling on January 23, 2012.Assays have been received from three holes; two from the Guadalupe vein and one from the El Zapote vein. The intercepts from the Guadalupe vein confirm our hypothesis that there is potential for high grade gold-silver mineralization in the district. Based on the depths of stopes from historic operations, it is estimated that the intercepts in the Guadalupe vein are a couple hundred meters above the base of the productive zone. Neither drill hole from the Guadalupe vein reached the planned target depth due to difficult drilling conditions, though, assay results from 12GV-02 indicate strong mineralization at the bottom of the hole.

The results from the first hole from the El Zapote vein system are encouraging and confirm the presence of near surface stockwork veining previously defined by reverse circulation drilling.

The results are summarized on the following table. The equivalent gold grade (Au equiv) was calculated using a metal price ratio of 60:1; 60 grams silver equals 1 gram equivalent of gold.

This drilling program, including the logging, photographing, and sampling by contractors of Vista, was conducted under the supervision of Vista's Vice President of Exploration, Mr. Frank Fenne P.G., who is a qualified person within the meaning of NI 43-101. Samples were shipped to the ALSChemex sample prep lab in Hermosillo, Mexico. Prepared sample pulps were shipped by ALSChemex to its assay lab in Vancouver. Gold was analyzed using a 50-gram fire assay with an atomic absorption spectroscopy ("AAS") finish. Silver was initially analyzed using a 41 element ICP analysis using a four acid digestion. Silver assays greater than 100 grams per tonne were re-assayed using a 50-gram fire assay with a gravimetric finish and these results replaced the AAS finish. An on-going quality control/quality assurance protocol was employed in the program that includes standards and blanks in every batch of assays. Check assays were conducted on every twentieth sample by a second independent laboratory. Sampling, sample custody, preparation and assaying were completed in compliance with NI 43-101 standards.

		INTERVAL		INCLUDING		Composite Cutoff (g/t)	Thickness (m)	Au g/t	Ag g/t	Au equiv
Drill Hole	Target Zone	From	To	From	To

11GV-01	Guadalupe Vein Zone	55.0	57.0			2.0	2.0	14.9	460	22.6

12GV-02	Guadalupe Vein Zone	236.3	245.2			1.0	8.9	7.79	477	15.7

				239.9	245.2	4.0	5.3	12.15	738	24.5

		289.8	294.7			1.0	4.9	0.92	115	2.8

12ZAP-01	El Zapote	0	7.1			0.4	7.1	0.54	18.1	0.84

		27.0	29.0			0.4	2.0	1.63	26.4	2.07

		37.0	38.7			0.4	1.7	8.47	31.5	8.99

		43.1	58.1			0.4	15.0	4.95	33.7	5.51

				45.1	51.4	1.0	6.3	10.13	50.2	10.97

All results are from angle diamond core holes. Interpreted vein orientation and approximate true width are illustrated on the cross sections that are on our website. The high grade mineralization intersected in 12GV-02 from 236.3 to 245.2 meters occurs in a brecciated quartz vein and resulted in a lower core recovery (approx. 34%) than has been typically encountered. It is likely that finely ground rock was washed from the core. The grade of the interval without this loss of material could be lower or higher than reported.

The planned program of 4,000 meters of drilling is expected to be completed by the end of the first half 2012.

Concordia Gold Project, Baja California Sur, Mexico

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

590000E
595000E
2620000N
2615000N
NORTH
0
1
2
Kilometers
Unpaved Access Road
Concessions
EL PICACHUDO
189602
TOCOPILLA
204511
VALLE PERDIDO
REDUCCION 2
227346
LA RICA
206545
LA DIFICULTAD
203910
JULIA
204485
SAN ANTONIO
189064
Approximate Area of
Known Mineralization
EL ARBOL
DE ORO
184973
LA ENCANTADA
FRACCION 1
218399
MAILE
207581
VALLE PERDIDO
FRACCION I
LA ENCANTADA
FRACCION II
218415
LA ENCANTADA
FRACCION I
218417
LA ENCANTADA
FRACCION 2
218398
CERRO
PEDREGOSO
218397
Pacific
Ocean
Mexico
Cabo San Lucas
VISTA
GOLD
CORP.
Concordia Project

Concordia Mining Concessions Controlled by Vista Gold
Project is centered at approximately UTM coordinates 592500E, 2618000N (NAD27)
All concessions are located on INEGI official map number F12B23

Concession Name	Serial Number	Surface Area (hectares)	Location Date	Expiration Date	Annual Fees (in Mexican Pesos, "MP")
San Antonio	180064	151.3647	3/23/1987	3/22/2037	30,512
El Arbol De Oro	184973	162.0000	12/13/1989	12/12/2039	32,656
El Picachudo	189602	348.0000	12/5/1990	12/4/2040	70,150
La Dificultad	203910	454.0218	11/5/1996	11/4/2046	91,522
Julia	204485	469.4073	2/21/1997	2/20/2047	94,624
Tocopilla	204511	582.4949	2/28/1997	2/27/2047	117,420
La Rica	206545	481.1593	1/23/1998	1/22/2048	96,992
Maile	207581	296.9883	6/30/1998	6/29/2048	59,866
Cerro Pedregoso	218397	46.6493	11/5/2002	11/4/2052	1,328
La Encantada Fracc. 2	218398	12.9992	11/5/2002	11/4/2052	370
La Encantada Fracc. 1	218399	166.2248	11/5/2002	11/4/2052	4,734
La Encantada Fracc. II	218415	32.4883	11/5/2002	11/4/2052	926
La Encantada Fracc. I	218417	44.9991	11/5/2002	11/4/2052	1,282
Valle Perdido Fracc. I	226290	9.7752	12/6/2005	12/5/2055	134
Valle Perdido Reduccion 2	227346	451.5862	6/9/2006	11/4/2052	6,214

Totals		3,710.1584			608,730

15 ConcessionsTotaling US$ @ an exchange rate on 1/24/2012US$46,291 of = US$1.00 = MP $13.15

Note: Proof of Labor must be filed on all concessions annually. All concessions are Federal Mining Concessions.

We acquired 100% of the project on August 29, 2002, from Viceroy Resource Corporation ("Viceroy"). To acquire the project, we paid cash of C$1,000 and issued 303,030 equity units comprised of one Common Share and one purchase warrant to purchase one Common Share to Viceroy, and on August 29, 2003, we paid Viceroy the remaining C$500 due pursuant to the acquisition contract (see also Consolidated Financial Statements—Note 5 under the section heading "Item 8. Financial Statements and Supplementary Data" below).

Echo Bay Mines Ltd. ("Echo Bay") holds a 2% net profits interest on certain concessions of the project, subject to a cap of $2,000. Additionally, Minera Tepmin, S.A. de C.V. ("Tepmin"), holds a 1% net smelter return royalty ("NSR") on two concessions which are outside the limits of the current anticipated open-pit mine.

On December 5, 2008, we completed a transaction to purchase the land needed for a desalination plant for the Concordia gold project. The purchase price of the land was 5,648 pesos, which was equivalent to $424 on the purchase date. The land is located on the Pacific Coast, approximately 26 kilometers by air southwest of the project. The 1.6 hectare parcel of land is zoned for industrial use and a Change of Land Use Permit ("CUS") has been received from the Municipality of La Paz for the installation of the desalination plant. On December 23, 2008, we entered into an agreement to purchase approximately 500 hectares of land within the area covered by the mining concessions for the mill site and other infrastructure. The purchase price of the land was 6,000 pesos, which was equivalent to $456 on the purchase date. We paid $228, which was half of the total purchase price, on the date of purchase and we recorded as a long-term liability the remaining $228 which was payable upon the earlier of: a) within 10 days following the start-up of commercial production at the Concordia gold project; or b) three years from the date of the purchase agreement. In October 2010, we paid the remaining $228.

The project holds environmental authorizations for the following purposes: project development including access road, power line, telephone communications, and infrastructure to supply water from a well field;

construction and operation of a tailings dam; disposal of tailings; construction of a mill; and installation of three pumping stations. Outstanding permits are discussed under the heading "Permitting" below.

We are not aware of any environmental liabilities on the property and believe that if any exist, the Corporation will not be liable for them.

Labor, including skilled labor is available from the nearby towns including the city of La Paz. Areas for potential waste dumps and heap leach pads (although no heap leach pads are envisioned at this time) are available through surface rights that Vista has obtained.

On February 7, 2012, we announced that we have entered into the Earn-in Right Agreement with Invecture with respect to our Concordia gold project.

Under the terms of the Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest (subject to adjustment) in DZ Mexico (the "Earn-in Right"). The Earn-in Right will expire if not exercised by February 7, 2014, subject to extension in certain circumstances (the "Earn-in Period"). The Earn-in Right Agreement provides that during the Earn-in Period, Invecture will, at its sole expense, manage and operate the Concordia gold project and will undertake all commercially reasonable efforts to obtain the Change of Forest Land Use Permit ("CUSF") and the Authorization of Environmental Impact which are required to develop the project. Invecture has advised that it will secure $70,000 in project debt finance to construct the Concordia gold project after it has exercised the Earn-in Right and after a project development decision has been made. Once Invecture has earned its interest in the Concordia gold project, the parties have agreed to evaluate market conditions with regard to the future organization and ownership structure of DZ Mexico.

The Earn-in Right Agreement provides that the exercise of the Earn-in Right by Invecture is conditional upon, among other things: (i) receipt of the CUSF and the Authorization of Environmental Impact; (ii) the completion of a feasibility report on the Concordia gold project which updates the existing feasibility report with respect to costs; (iii) Invecture funding the Concordia gold project during the Earn-in Period; and (iv) Invecture making an additional payment of $20,000 to DZ Mexico, which amount will be used to repay intercompany loans owed by DZ Mexico to Vista.

During the Earn-in Period and subject to the terms of the Earn-in Right Agreement, Vista holds 40% of the DZ Mexico shareholder voting rights. The remaining 60% of the DZ Mexico shareholder voting rights are held in a trust that will be instructed by representatives of Vista and Invecture. Upon Invecture's exercise of the Earn-in Right, Vista will continue to hold a 40% interest (subject to adjustment) in DZ Mexico and the Concordia gold project.

As part of the Earn-in Right Agreement, DZ Mexico has transferred all of its other material assets, including the mill equipment acquired by Vista for the Concordia gold project in 2008 and the Guadalupe de los Reyes gold/silver project, to other entities in the Vista group of companies. Vista has granted Invecture the option to cause DZ Mexico to acquire the mill equipment for $16,000 plus storage, insurance and transportation costs and any applicable taxes. This option is exercisable by Invecture during the first 12 months after the date of the Agreement.

Accessibility, Climate, Vegetation, Local Resources, Infrastructure and Physiography

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

The climate is semi-arid and mild. Operations will be possible year-round. Vegetation consists of mesquite trees and various cacti, with the primary type of vegetation predominating in the area categorized as "deciduous tropical forest". Echo Bay had a program of relocating cacti of importance prior to drilling or road-building activities, and we expect to do the same in the future. The topography comprises moderate to steep hills with elevations ranging from 400 to 800 meters. Overall, the drainage system is characterized by moderately steep v-shaped valleys.

History

Mining in the region dates back to the colonial times, when gold was discovered by Jesuits who were colonizing the area. The initial recorded work on the property itself commenced around 1970 when Noranda Inc. (under its subsidiary Cia Minera Gamma, S.A. de C.V.) ("Noranda") acquired a number of Baja Sur properties in 1970. Noranda joint-ventured the property with Minera Las Cuevas, S.A. de C.V. A total of 28 core drill holes were completed on the property. Mine Development Associates Inc. of Reno, Nevada ("MDA") reports 26 core drill holes, which according to drilling dates in the current database, were completed in 1974.

An extensive geochemical program and completion of 18 diamond drill holes in 1984 and 1985 was carried out by Imperial Metals Corporation ("IMC") who acquired the property in 1984.

In 1992, Tymar Resources Inc. ("Tymar") acquired 70% of the shares of IMC. Tymar then changed its name to Baja Gold Inc. ("Baja"). Baja's first program included extending the geochemical survey and 18 reverse-circulation drill holes.

Echo Bay entered into an agreement with IMC in May 1996, whereby Echo Bay could earn a 51% interest in the property by expending $4,500 on the project prior to January 1997 and by making cash payments to IMC. Echo Bay could also earn an additional 9% interest in the project by additional expenditures and cash payments. Echo Bay spent $13,400 on the project through January 1997 and earned a 60% interest in the project. Baja amalgamated with Loki Gold Corporation during May 1996 to form VLB Resource Corporation ("VLB"), which subsequently became a wholly owned subsidiary of Viceroy.

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

Induced polarization ("IP") surveying proved to be the most effective method for outlining disseminated sulfide mineralization at the Concordia gold project. Echo Bay conducted 40 line-kilometers of 50-meter and 100-meter spaced IP surveys over the resource and the Boca del Saucito area in 1994 and 1995. In addition, in 1994, Echo Bay flew an extensive regional suite of airborne geophysics that included electromagnetic resistivity ("EM"), aeromagnetics, radiometrics, and very low-frequency resistivity ("VLF") surveying. There is a potassium/thorium radiometric high over the gold resource, reflecting its association with potassic alteration. Magnetics and EM do not show strong anomalies over the gold resource. There is a correlation of IP highs and gold mineralization, due to the presence of sulfides in the mineralization.

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

*
"Combined" means the hole was drilled partly by reverse circulation (RC) and the remainder by core; some meterages are off due to rounding.

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

We acquired the Concordia gold project from Viceroy in August 2002 by purchasing all of the assets of IMC for a total purchase price of C$3,000. The terms of the agreement called for payment of 50% in cash, with C$1,000 due at closing and C$500 due one year from closing, and 50% in Vista Gold equity units (one Common Share and one warrant to purchase one Common Share).

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

General geology at Concordia consists of diorite roof pendants intruded by a granodiorite batholith with local low and high-angle fault zones. A north-east striking, south-east dipping low-angle silicified fault zone (technically a "cataclasite") is the main host of gold mineralization at Concordia. Movement along this structure has been characterized as reverse, resulting from compression. Secondary, high-angle faulting is thought to control the higher-grade mineralization at the project. The known gold mineralized material occupies an inverted U-shaped block with an approximate strike length of 1,500 meters east-west to east-northeast, a width of approximately 500 meters down-dip, and a thickness averaging about 30 meters, but reaching 80 meters. The apex of the "U" is near the center of the proposed pit with the legs forming the east and west pit lobes.

Silver occurs in the deposit, but due to the lack of quality assurance and quality control data for the silver assays, a NI 43-101 compliant silver resource estimate has not been prepared. Metallurgical testing indicates that silver recoveries are variable, but silver production is not included in the feasibility study (described below). It cannot be assumed that any silver will be produced from the Concordia gold project.

Exploration and Drilling

The Concordia gold project has been a significant exploration target since the 1980s. Exploration prior to Vista Gold's involvement is discussed under the heading "History" above. Our exploration efforts to date have primarily been in the Tocopilla area, which is about 3.5 kilometers north of the resource at Concordia. In 2004, we collected and analyzed 203 soil samples and 22 rock-chip samples. In 2005, we completed six hybrid expanding dipole-dipole IP lines across the Tocopilla target, with east-west lines spaced 200 meters apart and totaling about 12 line-kilometers. Strong IP anomalies were identified on all lines with a good correlation between high IP values and high resistivities. The IP chargeability response at Tocopilla was found to be stronger and broader than that at the Concordia deposit. In addition to this work on the Tocopilla target, Vista Gold collected and analyzed nine rock samples from near the southwestern corner of the property.

In December 2004, we completed metallurgical testing on 118 kilograms of quarter core from the Concordia project.

In 2005, we drilled seven NQ-size core holes for a total of 1,215.2 meters on the Tocopilla target, which lies north of the main resource area. Four were angle holes, and three were vertical. The drilling encountered mineralization that was sub economic in value. Britton International Drilling of Hermosillo, Sonora, was the

drill contractor. The core was split on site and then sent to Chemex's Hermosillo laboratory for sample preparation.

All of the assaying was conducted for us by Chemex's Sparks, Nevada, laboratory following sample preparation at Chemex's Hermosillo, Sonora, laboratory. All rock chip samples and core were split with a riffle splitter with fine crushing to 70% less than 2 millimeters and the split pulverized to 85% less than 75 microns. Soil samples were screened to minus 180 microns. All assays were 30-gram fire assays with atomic absorption finish (FA-AA) for gold, accompanied by either 27-element four-acid ICP-AES for drill samples or 34-element aqua regia ICP-AES for soil samples. Rock chip samples were analyzed by 30-gram FA-AA for gold only; and rock chip (but not soil or core) samples with high results were assayed by 30-gram fire assay with a gravimetric finish. Based on a review of an assay certificate for 15 of the rock chip samples that showed one sample analyzed by both methods, MDA assumed that samples assaying greater than 2.0 ppm gold by FA-AA were the ones re-assayed with a gravimetric finish. The same assay certificate for the rock chip samples indicates that Chemex used standards, blanks, and duplicates for quality control, but MDA had no detailed information about the results. Based on the review of one assay certificate for drill samples from a subsequent core-drilling program, it appears that Chemex also used standards in their assay program, but MDA had no detailed information about the quality control results.

Definitive Feasibility Study and Mineral Resource and Reserve Estimate

In August 2007, we announced the start of a definitive feasibility study which was completed in early September 2008 under the direction of our independent consultant, SRK. An update of the capital and operating costs and economic analysis of the project was completed on September 1, 2009 (the "Updated Study"). The technical report outlining the results of the Updated Study entitled "Feasibility Study Update, NI 43-101 Technical Report, Vista Gold Corp., Paredones Amarillos Gold Project, Baja California Sur, Mexico" dated September 1, 2009, is available on SEDAR at www.sedar.com.

The technical portions of the studies contracted directly by Vista Gold and supervised by SRK were completed by MDA (resource/reserve estimates, mine planning and mining capital/operating cost estimates), Golder Associates Inc. ("Golder") (tailings impoundment facility design/construction cost estimates), and SRK (pit slope stability evaluation, closure plan/cost estimates and economic analysis). Terry Braun, P.E., an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of SRK. Steven Ristorcelli, P. Geo. and Thomas Dyer, P. Eng., of MDA, each of whom are independent qualified persons as defined by NI 43-101, prepared or supervised the preparation of material on behalf of MDA. David Kidd, P.E., an independent qualified person as defined by NI 43-101, of Golder, prepared or supervised the preparation of material on behalf of Golder.

In connection with the feasibility study and confirmed in the Updated Study, a mineral resource estimate (mineralized material estimate under SEC Industry Guide 7) was completed by MDA by or under the supervision of Mr. Steven Ristorcelli, P. Geo., an independent qualified person as defined by NI 43-101. The estimate was prepared using industry standard software and estimation methodologies.

There are 438 drill holes in the data base, of which four were drilled by reverse circulation methods down near mineralization followed by core drilling through the mineralized zone: 87 were core holes and 347 were reverse circulation holes. Of the 438 drill holes in the data base, 387 drill holes containing 51,622 samples were used in the mineral resource estimate (mineralized material under SEC Industry Guide 7). Drill-hole spacing in the projected open-pit area is approximately 40 meters. Mr. Ristorcelli reviewed available information necessary for the preparation of the resource estimate, including sampling, analytical, drilling and geologic.

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

Echo Bay's reverse circulation drill samples were collected in a cyclone that contained both a vertical and a side discharge port. Samples from both ports appeared to be representative of each one-meter interval, although as observed in the field, samples from the vertical port were slightly heavier. Estimated sample weights were 5 to 10 kilograms. Samples were collected in five-gallon plastic pails to which flocculent had been added and were then put into pre-numbered cloth bags; there was no mention of spilling or overflow or pouring samples into bags. Samples were stored a safe distance away from drilling and sampling operations. Representative chip samples were collected, screened, and placed into chip trays. Echo Bay constructed a sample preparation lab on the site that included a sample splitter, roll crusher, pulverizer, and drying oven.

For Echo Bay's core drilling program, core samples were collected at 1.5-meter intervals and then sawed or split on site using a hydraulic splitter. One-half of the core was prepared for assay, and the other half was retained as a duplicate or for engineering purposes.

All Echo Bay samples were analyzed for gold using FA-AA. If the FA-AA analysis resulted in a grade higher than 2.0 grams gold per tonne, a gravimetric finish was applied. Cone Laboratories ("Cone") in Denver, Colorado performed the original assaying, with duplicate samples checked by Rocky Mountain Geochemical ("RMG") of Salt Lake City, Utah.

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

In late 2009 and early 2010, we completed a 14-hole core drill program for resource and reserve confirmation and to evaluate any apparent check assay bias, under the direction of our Vice President of Exploration, Frank Fenne, P.G., who is a qualified person within the meaning of NI 43-101. Drilling was done by Major Drilling of Hermosillo, Sonora, Mexico, and core logging and sampling was done by consultants of Vista Gold. Sample preparation was by ALS Chemex of Hermosillo, who sent prepared sample pulps to ALS Chemex in Vancouver, British Columbia, Canada for assaying. Check assaying was done by Acme Labs in Vancouver. Sampling, sample custody, preparation and assaying were completed in compliance with NI 43-101 standards. However, the results of the drilling did not resolve the apparent check assay bias and additional work to resolve the issue is ongoing.

Mr. Ristorcelli undertook multiple checks including review of the geologic interpretation, an assessment of the statistical behavior of the gold grades in the context of the geologic setting, classical statistics on the entire database and by rock type, and geostatistics by domain to assess the validity of the model. He then classified the mineral resources into measured, indicated and inferred categories of NI 43-101 requirements, following CIM Definition Standards.

Under SEC Industry Guide 7 guidelines, mineralized material (excluding mineral reserves reported separately) at a cut-off grade of 0.40 grams gold per tonne totals 32,658,000 tonnes grading 0.77 grams gold per tonne.

Under CIM Standards, excluding mineral reserves which are reported separately, and using a cutoff grade of 0.40 grams gold per tonne, measured mineral resources are estimated at 2,243,000 tonnes grading 0.89 grams gold per tonne, indicated mineral resources are estimated at 30,415,000 tonnes grading 0.76 grams gold per tonne, for combined measured and indicated mineral resources of 32,658,000 tonnes grading 0.77 grams gold per tonne. Inferred mineral resources are excluded from estimates of mineral reserves and are estimated at 7,694,000 tonnes grading 0.64 grams gold per tonne. Cautionary Note to U.S. Investors: see the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

The mineral reserve estimate was completed by MDA, by or under the supervision of Mr. Dyer, P. Eng., at a gold price of $700 per ounce of gold and cut-off grade of 0.40 grams gold per tonne, and is summarized in the following table. The strip ratio is estimated at 3.57:1 waste to ore. The metallurgical recovery for gold is estimated, based on testing, to be 91.5%.

Reserves Estimated at Concordia

Reserve Classification	Tonnes (x1000)	Average Gold Grade (grams/tonne)
Proven(1)	7,147	1.17
Probable(1)	30,801	1.06
Proven & Probable(1)	37,948	1.08

(1)
Mineral reserves are reported separately from mineral resources.

(2)
Cautionary Note to U.S. Investors:    Proven and Probable Mineral Reserves as described in this table are based on Canadian definitions under NI 43-101. These reserves are based on a pre-feasibility study. Reserves for SEC Industry Guide 7 purposes require definitive or "final" feasibility study. See the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

(3)
See the section heading "Item 1A. Risk Factors" in this annual report on Form 10-K.

As of January 1, 2009, the trailing three-year average gold price was $723.60 per ounce, which is slightly higher than the $700 per ounce gold price used by MDA for the mineral reserves reported in the table above. The three-year trailing gold price was $1,255 per ounce at the end of 2011. Therefore, under SEC Industry Guide 7 requirements, the qualified person believes the mineral reserve estimate listed above is conservative. However, should we not be able to obtain the required governmental permits to mine the property, then the project would not have mineral reserves under either NI 43-101 or SEC Industry Guide 7. See the section heading "Item 1A. Risk Factors" above.

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

Over the estimated 9.5 year life-of-mine, the estimated average cash production costs are projected to be $406 per ounce, with lower costs of $372 per ounce projected during the first five years of production. Updated operating costs used prices effective as of the beginning of the third quarter of 2009. Updated pre-production capital costs, including contingency, owner's costs and working capital, are estimated to be $189,800 or $157 per ounce of gold produced. Total capital costs including replacement, reclamation and salvage value over the life of the project and final mine closure are estimated to be $167 per ounce of gold produced. Payback of capital is estimated at 2.9 years from the start of production at the Concordia gold project.

We intend to process the ore in a conventional crushing and grinding circuit consisting of a primary gyratory crusher followed by a semi-autogenous grinding mill and two ball mills with an expected mill ore throughput rate of approximately 11,000 tonnes per day. The crushing and grinding equipment was acquired from the Colomac Mine and is presently stored in Canada at Edmonton (major equipment) and Calgary (minor equipment in containers) waiting shipment to a refurbishing facility for repairs and reconditioning. The cost of this equipment was approximately $16,000. The proposed flow sheet indicates that following grinding, the slurried ore will be sized by cyclones and then leached in tanks prior to gold recovery using a Kemix carbon-in-pulp circuit. Gold will be stripped from the carbon and precipitated in an electrowinning cell prior to refining into dore bars. The tailings will be detoxified using ferrous sulfate, paste thickened and deposited in a lined tailings impoundment facility on-site.

Due to the scarcity of surface water and political sensitivities regarding the use of groundwater, we have elected to construct and operate a desalination plant on the Pacific Coast. Water would be pumped approximately 45 kilometers to the site. Annual water consumption is estimated to be approximately 1.4 million cubic meters. We expect that energy for the project will be supplied by the Comision Federal de Electricidad from an existing sub-station located approximately 18 kilometers north of the project. It is anticipated that diesel fuel for the project will be provided in bulk quantities by Petroleos de Mexico. Fuel prices in Mexico are subsidized and have not experienced the volatility seen in other locations.

The Concordia gold project is remotely located and is not expected to directly affect any local inhabitants. Our planned access road improvements will benefit the nearby small villages of Valle Perdido (population 19) and El Rosario (population 67). Locally, employment at the mine, economic activities and the planned access road improvements are expected to benefit both communities and regionally, the communities of San Antonio and El Triunfo, as well as the city of La Paz, are also expected to benefit from employment at the mine. We are working with the local education and health care authorities and have become a "social partner" with the elementary school in El Rosario. In addition, we have funded programs to help member of the local community to become more efficient in organizing and operating micro-businesses.

The base-case economic analysis used a gold price profile with a gold price of $850 per ounce in the first three years of production, decreasing to $725 per ounce for the remainder. An alternative sensitivity analysis was completed at a constant gold price of $950 per ounce. The economic analyses were conducted on 100% equity basis with no consideration of debt or leasing. Estimated economic results, showing the internal rate of return ("IRR") and net present value at a 5% discount rate ("NPV5") and sensitivity of the base case due to changes in gold prices are presented in the following table. Mexican income taxes payable are estimated at $71,600 over the 9.5 year life of the project. There is a 2% net-profits royalty payable to Echo Bay that affects known mineralization and is capped at $2,000. Payback of capital is estimated at 2.9 years from the start of production.

The calculation of income tax in Mexico is based on the higher of the Mexican ordinary tax or the flat tax. The ordinary income tax rate is 28% and is applied to the calculation of net operating profit. The flat tax (referred to as the "IETU" in Mexico) was implemented on January 1, 2008 and is a minimum alternative tax that will be assessed at 17.5%. Property tax is calculated on the capital expenditures that apply to land cost and acquisition, and buildings and infrastructure. The rate that is applied to these capital items is 0.25%.

Concordia Estimated Economic Results

Gold Price Scenario	IRR	Pre- Tax NPV5 ($)
Base Case Gold Price Profile ($850 first three years and $725 for the remainder, production-weighted average $771)	24.7% pre-tax 19.6% after tax	$150,000
Fixed $950 Gold Price	37.8% pre-tax 31.0% after tax	$303,000

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

The Concordia gold project is located in a special use area on the northern limit of the buffer zone of the Sierra de La Laguna Biosphere (the "Biosphere"). In the immediate Concordia gold project area, we had believed that the surface land was divided between land owned directly by DZ Mexico and a parcel of federal land which had yet to be defined by the Mexican Secretariat of Agrarian Reform ("SRA"), although the process for doing so was underway. In the process of working our way through the SRA process of defining the limits of the supposed federal land, we became convinced that the land was removed from the federal domain in the late 1800's. Consequently, we executed a contract to acquire the parcel of land and have filed documents with SRA to have our ownership of this parcel officially recognized. We believe that we are close to receiving the official recognition. If we are successful in our attempt to gain this official recognition of our ownership of all the surface land in project area, SRA must also rule to deny the request of the Mexican Nation Commission for Natural Protected Area ("CONANP") to become the administrator of these lands.

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

Following the submission of the new CUSF application, we intend to present to SEMARNAT documents to modify and extend the Concordia gold project's environmental permits that were issued in 1997 and, unless extended by DZ Mexico, will expire in 2012. The modifications will reflect the many design changes made to improve the Concordia gold project and enhance environmental protections which are now incorporated into our proposed development plan.

We are in the process of finalizing the remaining rights-of-way for the power transmission line and water supply. VWS Mexico, S.A. de C.V. has been contracted to provide engineering and permitting support for the desalination plant. The appropriate environmental permit application for the desalination plant and water supply pipeline will be included in the renewal of the project environmental permits.

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

Awak Mas Gold Project, Sulawesi, Indonesia

Property Description and Location

In April, 2005, we completed our acquisition of the Awak Mas gold deposit in Sulawesi, Indonesia, for a purchase price of $1,500. The acquisition of the Awak Mas gold project involved the purchase, through our wholly-owned subsidiary Vista Barbados of all of the outstanding shares of Salu Siwa Pty Ltd, an Australian company ("Salu Siwa") from the two owners of Salu Siwa: Weston Investments Pty Ltd., an Australian company ("Weston"), and Organic Resource Technology Limited, an Australian company ("ORT"). Weston and ORT respectively owned 66% and 34% of the outstanding Salu Siwa shares. Salu Siwa in turn owns 99% of the outstanding shares of PT Masmindo Dwi, an Indonesian company ("PT Masmindo"), which is the direct holder of the Awak Mas gold project. The remaining 1% of the outstanding PT Masmindo shares is held by Vista Barbados. This project is held by us through a contract of work ("CoW") with the Indonesian government.

In December 2009, we announced that our wholly-owned subsidiary Vista Barbados had signed a joint venture agreement (the "JV Agreement") with Pan Asia with respect to the development of the Awak Mas gold project. The joint venture agreement provides Pan Asia, a privately held resource development company, with the opportunity to earn a 60% interest in the Awak Mas project by: (i) expending $3,000 on the project within the next 30 months; (ii) completing an environmental impact assessment and feasibility study (in compliance with NI 43-101, each of which is required by the CoW granted by the Indonesian Government under which the Awak Mas project is held; and (iii) issuing to Vista Gold two million shares of Pan Asia and the right to purchase up to an additional two million shares of Pan Asia in the event of an initial public offering of Pan Asia shares (on the same terms as offered under such initial public offering). Under the terms of the joint venture agreement, we will retain our controlling interest in the Awak Mas project until Pan Asia completes the earn-in conditions described above.

On June 13, 2011, our subsidiary, Vista Barbados, entered into the Additional Option Agreement with Pan Asia. The Additional Option Agreement provides Pan Asia with the opportunity to earn an additional 20% interest in our Awak Mas gold project in Indonesia after it has earned a 60% interest in the project pursuant to the JV Agreement. Pan Asia can acquire the additional 20% interest by (a) making cash payments totaling $2,500 over a nine-month period; (b) issuing shares with a value equal to $2,000 or making a cash payment of $2,000 within 12 months, depending on whether Pan Asia completes an initial public offering; and (c) carrying out a 5,000 meter drilling program in an area outside of the current project resource area within 18 months. If Pan Asia completes the undertakings required in the JV Agreement and the Additional Option Agreement, Pan Asia will hold an 80% indirect interest in the Awak Mas gold project. Subsequently, Pan Asia established Awak Mas Holdings Pty. to hold its interest in Awak Mas under Pan Asia's parent company, One Asia Resources Ltd. ("One Asia"). The two million shares of Pan Asia received by Vista under the JV Agreement were exchanged for substantially equivalent shares of One Asia.

In September 2011, the Additional Option Agreement and JV Agreement were assigned from Pan Asia to Awak Mas Holdings Pty.

Contract of Work

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

Where direct foreign equity is required, a CoW and a CoW holding company must be established. The basic idea underlying the CoW is that the CoW company will be responsible for conducting all stages of operations from prospecting to the marketing of refined minerals as a contractor for and on behalf of the Indonesian Government and bears all risks of exploration. A CoW is project specific and is formerly granted by the

President of Indonesia after due process, including negotiation with various government departments on matters such as taxation. The CoW system has evolved through several generations, with the seventh generation now current. Most of the generations changed only in detail rather than in substance (changes to tax regimes, permissible application sizes, etc). Every CoW must be held by a specific Indonesian domiciled PMA company (Penanaman Model Asing). Previously, to establish such a PMA company, usually a maximum of 90% foreign equity was permitted. The foreign investor was further obliged to provide a genuine opportunity for further Indonesian capital participation once commercial production had commenced, with a majority Indonesian shareholding within 15 years of commencement of commercial production. Under the terms of the seventh generation CoW's, 100% foreign ownership is permissible and no divestment to local interests is necessary. The PMA company, which can hold only one CoW, has full control and management of its activities under the CoW and will have full responsibility and assume all risks of the operation. Agreements must be negotiated with land and/or plantation owners for use of the surface, and will be done in the future as needed for access, mining, tailings storage, waste disposal and processing plants. The company is required to employ Indonesian personnel to the maximum extent possible and undertake their training and to endeavor to utilize Indonesian goods and services wherever possible.

Obtaining a CoW is a three step process and is usually very time consuming and expensive. The first step is to file the application. At this stage, the applicant is not entitled to do any work on the property. Work can proceed only on those parts of the property covered by KP's, assuming that the KP owner has an equity interest in the CoW. The second step happens when the CoW is initialed by the Department of Mines. An initialed CoW application is deemed to have precedence over any following CoW lodged over the same area and is generally regarded as having been "Approved in Principle" by the Government of Indonesia and therefore a secure title interest. At this juncture, the foreign company will apply for a SIPP (Surat Izin Penyelidikan Pendahuluan or Permit for Preliminary Survey.) This SIPP provides the foreign company with exploration rights over the CoW application area while the terms of the CoW are being finalized with the Indonesian Government. The SIPP period is usually one year but could be renewed if required. A refundable interest-bearing bond of a minimum of $100 must be lodged with the Department of Mines upon granting of the SIPP. A SIPP is not a mining authorization and is not transferable. It can be granted to an Indonesian individual, or an Indonesian company for a foreign company if that party has obtained in principle the approval from the Department of Mines for a CoW for mining in the relevant area. A SIPP, once granted, creates a priority to the holder for the grant of mining authorizations in respect of that area and the area is thereby closed to application from other parties. The holder of a SIPP must pay "deadrent", calculated on the area covered by the SIPP, as well as a security deposit. A SIPP cannot be renewed; however, an application to renew a SIPP in respect of the same area can be granted if the CoW for that area has not been executed. The balance of the SIPP period if not used can be rolled into the first survey period once the CoW is signed.

The third step is the actual granting of the CoW. This occurs when the CoW document is signed by the President. At this point, a refundable and interest bearing performance bond of a variable amount, established by a formula that takes into account the location of the CoW and its size, must be lodged with the Department of Mines. The SIPP bond may be used as all or part of the cash component of the bond, this being a minimum of $100. Typically, a bond would be put up in the form of 30% cash and 70% bank guarantee. As an example, a bond of $500 would be in the form of $350 bank guarantee and $150 cash, with the latter incorporating the SIPP bond. A performance bond of $5 per hectare is required, which also incorporates the SIPP bond. The CoW has a specific timetable as follows:

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

We completed the exploration phase of the CoW in January 2008 and entered the feasibility phase in February 2008. The feasibility phase usually lasts one year, but may be negotiated for up to 2 one-year extensions. Following the feasibility phase, with government approvals, there would be a construction phase lasting usually three years. The operating period follows the construction phase, lasting usually 10 to 30 years. In late 2008, we applied for a suspension of the feasibility period for one year. Before this application was ruled upon, we announced our JV Agreement with Pan Asia, which may have delayed the process. Subsequently, the government questioned the forest boundary and the feasibility period was put on hold. In 2011, the forestry boundary question was settled and the signed Ministerial Decree extending the feasibility period for the CoW to February 12, 2012 was issued on March 28, 2011. One Asia has applied for another extension.

In April 2010, draft Terms of Reference for an Environmental Impact Study leading to a new Environmental Management Plan ("AMDAL") were presented to the environmental department in Luwu Regency by Pan Asia's (operating through our subsidiary, PT Masmindo) AMDAL consultant. Because of a delay due to a question by the Indonesian government about the project boundary lines, which has since been resolved in our favor, we agreed to extend One Asia's time commitments that are in our agreement by that amount of time (approximately nine months). At year end, One Asia submitted its Terms of Reference for completion of the Environmental Impact Study to the Provincial Government and is awaiting Provincial Government approval to finalize the AMDAL process during 2011.

Under the CoW issued by the Indonesian Government, a royalty is applicable based on gold production from Awak Mas as follows: less than 2,000 kilograms (approximately 64,000 ounces) of gold production per annum: $225 per kilogram of gold. Greater than 2,000 kilograms (approximately 64,000 ounces) of gold production per annum: $235 per kilogram. This royalty, assuming hypothetical production exceeds 64,000 ounces per annum, equates to $7.31 per gold ounce. The Lone Star purchase of a 45% interest in the Awak Mas project from Gasgoyne Gold Mines ("GGM") includes a royalty of $10.00 per ounce, payable to GGM for any production from the project in excess of two million gold ounces.

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

120°00'
120
190000
3°15'
Contract
Work
Areas
Tarra
Awak Mas Resource
Salu Bulo Area
120°15'
Main Access Road
3°30'
SULAWESI
AWAK MAS PROJECT
INDONESIA
3°45'
120
120°00'
120°15'
NORTH
0 2 4 6 8 10
Scale in Kilometers
VISTA GOLD CORP.
Awak Mas Project
Sulawesi, Indonesia
Contract of Work Area
Data By:
File Name:
Date: May, 2008
Revision: March 2012
Scale: As Shown

Awak Mas Land Holdings of Vista Gold

License Name	Serial Number	Federal Claim Type	Surface Area (hectares)	Location Description	Location Date	Expiration Date	Estimated Annual Holding Costs (US$)	Work Requirement s	Other

7th Generation Contract of Work	Notarial Deed No. 10 dated February 16, 1998, Decree of Minister of Justice No.C2-919, HT.01.01.TH.98 dated February 16, 1998	Contract of Work	14,390	Project centered at 12005' E. Longitude, 3020' S Latitude	1/19/1998	See description of COW above	Dead Rent US $0.50/Ha and Land Tax US $0.50/Ha	None	Gradual reduction of area to 25% of original.

Totals			14,390				$14,390.00

Accessibility, Climate, Vegetation, Local Resources, Infrastructure and Physiography

The Awak Mas project area is mountainous, with steep razorback ridges and slope gradients generally ranging from 18 degrees to 27 degrees. The project is moderately to extremely rugged in the western portion, becoming more subdued in the east, with elevations ranging from near sea level to 3,440 meters above mean sea level. Primary rainforest predominates in the more rugged and inaccessible western portion of the project area, giving way to partially logged and cleared re-growth in lower lying and more accessible portions. Sulawesi is located within a seismically active area and a number of seismic events associated with the Palu and Mantano faults, located within 90 kilometers of the project, have been recorded.

The Awak Mas project lies only 200 kilometers south of the equator and is characterized by a typical tropical maritime monsoonal climate, with hot wet summers (rainy season) and marginally milder and dryer winters. The annual average rainfall is 3,200 millimeters, with the dryer period extending from July through October. Temperatures during the rainy season generally range between 18 and 27 degrees Celsius. Mining operations are possible all year, but monsoonal rainfall events may prevent operations for short periods of time (hours).

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

History

The original partners in the Awak Mas Joint Venture were New Hope Consolidated Industries Pty Ltd ("New Hope") and PT Asminco Bara Utama ("Asminco"). In September 1991, BMGC concluded a farm-in agreement with New Hope and subsequently earned a 60% equity in the project. In 1994, Lone Star Exploration NL ("LSE") negotiated the right to acquire the equity of both BMGC and New Hope. Subsequent to this negotiation, GGM and JCI Limited ("JCI") structured an agreement to combine the various equities (45% LSE, 45% GGM, and 10% JCI) in the project under the single corporate entity of Masmindo Mining Corporation Limited ("MMC"). In January 1998, LSE purchased GGM's 45% interest in the project. Placer Dome Inc. ("Placer") entered into a joint venture agreement with MMC in September 1998 to acquire a 51% interest in the project by spending $10,000. Placer spent $1,000 before concluding that the project provided only limited opportunity to host a resource that would satisfy the company's internal objectives, and elected to withdraw from the joint venture in June 1999. In October 1999, MMC signed an agreement with JCI effectively amounting to a debt for equity swap, whereby the current debt of approximately A$8,000 that MMC owed JCI was exchanged for a 66.6% interest in the Awak Mas project. Subsequent to this transaction, MMC purchased JCI's interest in the project, once again assuming a full interest in the Awak Mas project, until an option to purchase agreement was executed with us in November 2004 and the transaction was completed in April 2005.

A final feasibility study was completed by independent consultants in 1997 for LSE supporting a mining scenario of three million tonnes per year of ore. Independent valuations of the project were completed in 2000 and 2003 as well.

Over $43,000 was spent on the project by previous operators.

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

Gold mineralization is distinctly mesothermal in character, atypical of the more ubiquitous low temperature or epithermal precious metal mineralization within many island arc environments in Indonesia. Gold is associated with sulfur-poor, sodic-rich fluids introduced at a relatively late stage in the tectonic history. Albite-pyrite-silica-carbonate alteration, which accompanies gold deposition, clearly overprints the ductile fabric associated with deformation and metamorphism in the older basement lithologies.

The majority of gold mineralization on the property, including the Awak Mas deposit, is predominantly hosted within the flysch sequence, which typically dips at between 15 and 50 degrees, generally towards the north. The majority of gold mineralization is associated with abundant quartz veining and silica—albite-pyrite alteration; however, the association of gold and quartz is not ubiquitous, with some vein zones appearing to be locally barren of mineralization.

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

The drilling was generally undertaken on a nominal 50-meter by 50-meter pattern, with local infill to 25 meters by 25 meters in two limited regions. The holes were generally vertical or inclined at approximately 60 degrees to 70 degrees to grid west or southwest. The Rante region is generally drilled with holes dipping at minus 60 degrees and oriented towards 215 degrees.

The reverse circulation drilling completed at Awak Mas was undertaken by a contractor. The majority of drilling was completed using a 5.25 inch face sampling hammer, although a limited number of drill holes were completed using a 4.75 inch hammer. Little detail is documented on the air capacities and pressures of the drill rigs used to complete the RC programs. One-meter samples were collected via a cyclone into plastic bags with the cyclone manually cleaned at the completion of each six-meter rod and more thoroughly cleaned at the completion of each hole.

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

Gustavson Associates, LLC ("Gustavson") of Boulder, Colorado, was hired to review data and complete third-party technical studies at Awak Mas. Gustavson did not complete an independent data verification program because previous companies had completed both internal and third party external data verification programs on the Awak Mas database and supporting data. Gustavson reviewed these verification programs and was satisfied that they had been both comprehensive and rigorous. In addition, it was Gustavson's opinion that they had produced a database that meets all of the current standards for reliability and accuracy.

It is Gustavson's opinion that Vista Gold developed excellent sample handling and security procedures. They were well documented and audited on a regular basis. Gustavson's only concern was the returned pulps, which Gustavson saw in open containers in the core sheds. Gustavson recommended that the pulp containers be resealed and placed in a 'tamper-proof" location within the core sheds. Core was delivered to the Awak Mas core shack by Masmindo employees. The shack was kept under lock and key when Masmindo employees were not present. All core to be sampled was cut into one-half splits, with half being retained for future reference and the other half being sent for analysis. The core cutting was completed by a technician under the supervision of a Masmindo geologist. In addition, the supervising geologist was responsible for inclusion of the appropriate blanks, duplicates, and standards. The cut core was placed into clean plastic sample bags that contain two, preprinted sample labels. One of the labels stayed with the pulp bag and the other with the reject bag. A third sample label was stapled to the core tray along with the meterage represented by the sample. The fourth and final label remained in the sample tag book with the drill-hole number and meterage filled in. The bagged samples were double sealed with two zip-strips. The first zip-strip was merely to close the bag and was unlabelled. The second zip-strip was labeled with Masmindo's name and the matching sample number. Sealed sample bags were placed into rice bags for transport to the assay laboratory in Jakarta. The samples were transported by a contractor to the RPX cargo facility in Makassar. RPX cargo then sent the samples directly to the assay laboratory in Jakarta. The assay laboratory in Jakarta was required to notify Masmindo if the samples did not arrive with all of the seals intact. In addition, the assay laboratory also retained the seals of the samples that were analyzed as further proof of the chain of custody. The core shack on site retains all of the duplicate splits as core and the returned pulps.

Various analytical labs including Indo Assay Laboratory, Analabs, Jakarta and Intertek Caleb Brett Lab of Jakarta have been involved in assaying drill samples from Awak Mas. It is Gustavson's opinion that the reports by the various companies and consultants have fairly represented the sampling and assaying history at the site and that the procedures implemented by the operators have resulted in an assay database that fairly represents the tenor of the mineralization at the Awak Mas gold project.

Preliminary Assessment and Mineral Resource Estimate

The current geologic model contains a total of 803 drill holes for some 97,426 meters of drilling, predominately on nominal 50 meters by 50 meters spacing, with infill to a nominal 25 meters by 25 meters spacing being restricted to two limited areas of the deposit, namely the Mapacing and Rante regions. There are an additional 13 drill holes (KAD 001 to KAD 013) that are located outside the Awak Mas area and, therefore, were not included in the resource estimation.

Gustavson completed a mineral resource estimate in June 2007. Gustavson was subsequently commissioned in June 2007 to complete a preliminary assessment (the "Awak Mas PA") of the project under NI 43-101 standards. The study was completed on January 16, 2008, by or under the supervision of John Rozelle, at that time an independent qualified person. Mr. Rozelle has been the Vice President, Technical Services of the Corporation since June 2011. The report entitled "Preliminary Assessment, Awak Mas Gold Project, Sulawesi, Indonesia" dated January 16, 2008, is available on SEDAR at www.sedar.com. In this study, Gustavson confirmed the mineral resource estimate completed for us in 2007. Based on the report, under SEC Industry Guide

7 guidelines, mineralized material for the deposit, above a cut-off grade of 0.50 grams gold per tonne, is estimated at 41,693,000 tonnes grading 1.24 grams gold per tonne.

Under CIM Definition Standards, at the same cut-off grade, measured mineral resources are estimated at 7,084,000 tonnes grading 1.30 grams gold per tonne, indicated mineral resources are estimated at 34,609,000 tonnes grading 1.22 grams gold per tonne and inferred mineral resources are estimated at 20,425,000 tons grading 0.82 grams gold per tonne. Cautionary Note to U.S. Inventors: see the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

In undertaking the Awak Mas PA, Gustavson considered the economic and technical parameters associated with development of the mineralized material (mineral resources under Canadian guidelines) by open-pit mining. The study included a process flowsheet based on three stages of laboratory and pilot plant test programs from 1994 to 1997. The flowsheet was developed by Minproc Engineers Ltd. in 1997, and reviewed and approved by RDi. The flowsheet includes a flotation circuit to recover gold associated with sulfide minerals following which the concentrate would be treated in a carbon-in-leach circuit to recover the gold. The benign tailings from the flotation circuit would flow by gravity into a tailings impoundment and the sulfide tailings would be detoxified, filtered and conveyed to a small "dry-stack" sulfide tailings storage facility. A third party consultant, Montgomery Watson Harza, prepared the tailings disposal sites layout and closure plans, and assessed permitting requirements.

The potential development included four different scenarios that would produce an estimated 0.6 to 1.0 million ounces of gold over a project life of 7 to 15 years. Gustavson estimated the preproduction capital to be $124,000 to $178,000, depending on the scenario, and the total capital cost over the project life to be $148,000 to $218,000. The cost estimates used in the preparation of a preliminary economic assessment are generally accepted as being within plus or minus 35 to 40% of what might be incurred in actual construction and operations. The costs in the Awak Mas PA are within this level of confidence. The Awak Mas PA is preliminary in nature and uses mineral resources (mineralized material under SEC Industry Guide 7) and not mineral reserves, but also includes inferred mineral resources (not acceptable as mineralized material under SEC Industry Guide 7, but allowable in a preliminary assessment under certain circumstances in NI 43-101). Inferred mineral resources are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that the PA will be realized. Mineral resources (mineralized material under SEC Industry Guide 7) that are not mineral reserves do not have demonstrated economic viability. A determination of mineral reserves would be necessary to demonstrate economic viability of the Awak Mas gold project. Cautionary Note to U.S. Investors: see the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above. See the section heading "Cautionary Note to All Investors Concerning Economic Assessments that Include Mineral Resources" above.

At a $625 per ounce gold price, the project appeared to be uneconomic. However, this is believed to be as much a function of infrastructure costs as any other aspect of the project. If the estimated power costs and access road construction costs are reduced to more manageable levels, the project shows positive economics. It is possible that the government will participate to some degree in helping to provide upgraded infrastructure for the benefit of the surrounding communities. Higher gold prices and engineering studies could result in improved economic returns. The three-year trailing gold price was $1,255 per ounce at the end of 2011. Indonesian corporate tax rates are payable at the rate of 30% of net income. Local taxes may also apply, but at this level of study, this has not been considered.

One Asia Exploration and Development

The following information has been provided to Vista by One Asia and Awak Mas Holdings Pty.

One Asia commenced its activities at Awak Mas in January 2010 with the hiring of an experienced project manager and during the second quarter, a senior mining engineer to aid its resource assessment work. One

Asia's initial focus was on the mineral resource previously defined at the project and some months were spent on re-evaluating the geological database and producing an in house resource model. Tetra Tech was hired to do an independent evaluation of its resource model.

In early 2010, One Asia reported that it had assembled a team of highly qualified consultants to undertake a preliminary economic assessment or scoping study for the Awak Mas project. In 2011, One Asia decided to change the scope of the study to a preliminary feasibility study. The team includes Amec-Minproc for plant and process design, Australian Mine Design & Development for mine planning and ore reserve definition, Golder for geotechnical investigations and environmental consulting, Resindo Resources for infrastructure and local costs, and Tetra-Tech for mineral resource evaluation. In 2011, ASLAmmtec was added to the team for metallurgical studies.

Initial site visits by One Asia's consulting team was undertaken during the fourth quarter 2010 and further site visits were made during 2011.

During 2010 a number of local community initiatives were undertaken. An environmental and community development manager was hired in August 2011 to co-ordinate permitting efforts, preparation of the environmental impact study and community relations.

A program of infill and exploration drilling commenced in early 2011. This program is designed to upgrade inferred resources to indicated status so they can be included in the preliminary feasibility study which was started in early 2011, and also provide core samples for additional metallurgical testing in Australia to aid the process design work being undertaken by Amec-Minproc. Additionally, exploration and condemnation drilling was planned. GeoAssay Laboratory is doing the assaying with check assaying by PT Intertek Indonesia and ALSAmmtec is doing the metallurgical testing. In addition, four core holes for geotechnical purposes were drilled into designed pit walls. As of the end of November 2011 (the end of the drilling season), 70 core holes had been drilled into the Awak Mas deposit for 5,129.6 meters, including four geotechnical core drill holes, six exploration core holes had been drilled into the Rutuk area for 258 meters and nine exploration core holes had been drilled in the Salu Bulo area for 899.6 meters. Exploration drilling resumed in February 2012.

Long Valley Gold Project, California

Property Description and Location

The Long Valley gold project is located in the Inyo National Forest, about 7 miles east of the town of Mammoth Lakes, in Mono County, California. The property consists of 95 contiguous, unpatented mining claims that cover an area of approximately 1,963 acres. A location map and table describing the claims held by Vista Gold follow.

Mono County
California
Alpine County
Bridgeport
Sierra
Tuolumne County
Lee Vining
Nevada
Mono Lake
Mono County
20 Miles
NEVADA
CALIFORNIA
Madera County
Mammoth Lakes
Tom's Place
Inyo County
Fresno County
Bishop
June Lake
Bald Mountain 9104
Glass Mountain 11,123
Crestview
Long
Valley
Caldera
Deer Mtn. Inyo Craters
Mammoth Ranger Station
Mammoth Lakes
Claim Map Area
Mammoth Mountain 11,053
Lake Crowley
Convict Lake
4 Miles
Mt. Morrison
10
11
12
5
1
13
15
14
22
24
27
25
T 3 S
R 28 E
R 29 E
LV 98
LV 111
LV 113
LV 115
LV 117
LV 63
LV 64
LV 65
LV 66
LV 112
LV 114
LV 116
LV 67
LV 68
LV 120
LV 69
LV 71
LV 75
LVR 45
LVR 46
LVR 47
LVR 48
LVR 49
LVR 50
LVR 51
LVR 52
LV 70
LV 72
LV 74
LV 77
LV 78
LV 79
LV 80
LV 57
LV 121
LV 81
LV 93
LV 95
LV 82
LV 84
LV 86
LV 90
LV 92
LV 94
LV 96
Approximate Area of Known Mineralization
Paved Access to Hwy. 395
NORTH
2000 ft.
VISTA GOLD CORP.
Long Valley Project
Mono County, California

Unpatented Mining Claims at Long Valley Controlled by Vista Gold

Claim Name	Serial Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Location Date	Annual Holding Fee

Long Valley 1	231947	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 2	231948	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 3	231949	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 4	231950	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 5	231951	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 6	231952	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 7	231953	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 8	231954	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	9/25/1989	$125

Long Valley 9	231955	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	11/13/1989	$125

Long Valley 10	231956	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	11/13/1989	$125

Long Valley 11	231957	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	11/13/1989	$125

Long Valley 12	237721	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	7/6/1990	$125

Long Valley 13	237722	Unpatented Lode Mining Claim	20.66	Section 24, T3S, R28E, MDM	7/7/1990	$125

Long Valley 14	237723	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	7/6/1990	$125

Long Valley 15	237724	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	7/6/1990	$125

Long Valley 16	237725	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	7/6/1990	$125

Long Valley 17	237726	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	7/6/1990	$125

Long Valley 18	237727	Unpatented Lode Mining Claim	20.66	Section 24, T3S, R28E, MDM	7/7/1990	$125

Long Valley 19	237728	Unpatented Lode Mining Claim	20.66	Section 24, T3S, R28E, MDM	7/7/1990	$125

Long Valley 20	237729	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	7/7/1990	$125

Long Valley 21	237730	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	7/8/1990	$125

Long Valley 22	237731	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	7/8/1990	$125

Long Valley 23	237732	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	7/8/1990	$125

Long Valley 24	237733	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	7/8/1990	$125

Claim Name	Serial Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Location Date	Annual Holding Fee

Long Valley 25	237734	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	7/8/1990	$125

Long Valley 26	237735	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	7/7/1990	$125

Long Valley 27	237736	Unpatented Lode Mining Claim	20.66	Sections 14, 15, 22 & 23, T3S, R28E, MDM	7/7/1990	$125

Long Valley 28	237737	Unpatented Lode Mining Claim	20.66	Sections 15 and 22, T3S, R28E, MDM	7/7/1990	$125

Long Valley 29	237738	Unpatented Lode Mining Claim	20.66	Sections 15 and 22, T3S, R28E, MDM	7/7/1990	$125

Long Valley 30	237739	Unpatented Lode Mining Claim	20.66	Sections 15 and 22, T3S, R28E, MDM	7/7/1990	$125

Long Valley 31	237740	Unpatented Lode Mining Claim	20.66	Section 15, T3S, R28E, MDM	7/7/1990	$125

Long Valley 32	237741	Unpatented Lode Mining Claim	20.66	Section 15, T3S, R28E, MDM	7/7/1990	$125

Long Valley 33	237742	Unpatented Lode Mining Claim	20.66	Section 15, T3S, R28E, MDM	7/7/1990	$125

Long Valley 34	237743	Unpatented Lode Mining Claim	20.66	Sections 14, 15, 22, & 23 T3S, R28E, MDM	7/7/1990	$125

Long Valley 35	237744	Unpatented Lode Mining Claim	20.66	Section 14, T3S, R28E, MDM	7/7/1990	$125

Long Valley 36	237745	Unpatented Lode Mining Claim	20.66	Section 14, T3S, R28E, MDM	7/8/1990	$125

Long Valley 37	237746	Unpatented Lode Mining Claim	20.66	Section 14, T3S, R28E, MDM	7/8/1990	$125

Long Valley 38	237747	Unpatented Lode Mining Claim	20.66	Section 14, T3S, R28E, MDM	7/8/1990	$125

LVR 45	275118	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/18/1998	$125

LVR 46	275119	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/19/1998	$125

LVR 47	275120	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/20/1998	$125

LVR 48	275121	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/21/1998	$125

LVR 49	275122	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/22/1998	$125

LVR 50	275123	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/23/1998	$125

LVR 51	275124	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/24/1998	$125

LVR 52	275125	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/25/1998	$125

LV 57	270604	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	11/7/1996	$125

LV 59	270605	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	11/7/1996	$125

LV 63	242259	Unpatented Lode Mining Claim	20.66	Section 22, T3S, R28E, MDM	12/5/1990	$125

Claim Name	Serial Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Location Date	Annual Holding Fee

LV 64	242260	Unpatented Lode Mining Claim	20.66	Section 22, T3S, R28E, MDM	12/5/1990	$125

LV 65	242261	Unpatented Lode Mining Claim	20.66	Section 22, T3S, R28E, MDM	12/5/1990	$125

LV 66	242262	Unpatented Lode Mining Claim	20.66	Sections 22 & 23, T3S, R28E, MDM	12/5/1990	$125

LV 67	242263	Unpatented Lode Mining Claim	20.66	Sections 23, T3S, R28E, MDM	12/6/1990	$125

LV 68	242264	Unpatented Lode Mining Claim	20.66	Sections 23, T3S, R28E, MDM	12/6/1990	$125

LV 69	242265	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	12/6/1990	$125

LV 70	242266	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

LV 71	242267	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	12/6/1990	$125

LV 72	242268	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

LV 73	242269	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	12/6/1990	$125

LV 74	242270	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

LV 75	242271	Unpatented Lode Mining Claim	20.66	Sections 23 & 26, T3S, R28E, MDM	12/6/1990	$125

LV 76	242272	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

LV 77	242273	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

LV 78	242274	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

LV 79	242275	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

LV 80	242276	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/6/1990	$125

LV 81	242277	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 82	242278	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 83	242279	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 84	242280	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 85	242281	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 86	242282	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 87	242283	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 88	242284	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

Claim Name	Serial Number	Federal Claim Type	Surface Area (acres)	Location Description (Section, Township and Range)	Location Date	Annual Holding Fee

LV 89	242285	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 90	242286	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 91	242287	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 92	242288	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 93	242289	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 94	242290	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 95	242291	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 96	242292	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	12/7/1990	$125

LV 98	242294	Unpatented Lode Mining Claim	20.66	Section 14, T3S, R28E, MDM	12/8/1990	$125

LV 111	242307	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	12/9/1990	$125

LV 112	242308	Unpatented Lode Mining Claim	20.66	Section 23, T3S, R28E, MDM	12/9/1990	$125

LV 113	242309	Unpatented Lode Mining Claim	20.66	Sections 14 & 23, T3S, R28E, MDM	12/9/1990	$125

LV 114	242310	Unpatented Lode Mining Claim	20.66	Sections 23 & 24, T3S, R28E, MDM	12/9/1990	$125

LV 115	242311	Unpatented Lode Mining Claim	20.66	Sections 13, 14, 23 & 24, T3S, R28E, MDM	12/9/1990	$125

LV 116	242312	Unpatented Lode Mining Claim	20.66	Section 24, T3S, R28E, MDM	12/9/1990	$125

LV 117	242313	Unpatented Lode Mining Claim	20.66	Sections 13 & 24, T3S, R28E, MDM	12/9/1990	$125

LV 118	270618	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/7/1996	$125

LV 119	270619	Unpatented Lode Mining Claim	20.66	Section 25, T3S, R28E, MDM	11/7/1996	$125

LV 120	242316	Unpatented Lode Mining Claim	20.66	Section 24, T3S, R28E, MDM	12/9/1990	$125

LV 121	270620	Unpatented Lode Mining Claim	20.66	Section 26, T3S, R28E, MDM	11/7/1996	$125

LV 122	242318	Unpatented Lode Mining Claim	20.66	Section 24, T3S, R28E, MDM	12/10/1990	$125

Totals		95 Unpatented Lode Mining Claims	1,962.70			$11,875

Note: all claims are Unpatented Federal Lode Mining Claims and do not expire provided annual fees are paid by August 31 of each year.

The surface rights covering the area of the claims are owned by the U.S. government, with the area being subject to a surface grazing lease. There is sufficient space on the mineral land controlled by Vista Gold for all necessary facilities including processing plant, heap leach pads and waste dump areas.

On January 22, 2003, we executed an option agreement to acquire 100% of the Long Valley gold project from Standard Industrial Minerals, Inc. ("Standard"). Under the terms of the option agreement, we agreed to pay Standard $750 over five years, with annual payments to be due as follows: $100 due on each of January 15, 2003, 2004, and 2005; $200 due on January 15, 2006, and $250 due on January 15, 2007. We made these payments and in January 2007, exercised our option to purchase the property, which is held through our indirect, wholly-owned subsidiary, Vista Gold California LLC. Royal Gold, Inc. ("Royal Gold") holds a 1% NSR royalty on the property which we granted to Royal Gold in exchange for Royal Gold data pertaining to the property.

There are no known environmental liabilities on the project.

We have no installations at or near the project.

Accessibility, Climate, Vegetation, Local Resources, Infrastructure and Physiography

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

The climate is semi-arid and moderate, with high temperatures in the summer generally in the 80 degree Fahrenheit range and winter highs generally in the 30-40 degree Fahrenheit range. Winter temperatures can be below zero degrees Fahrenheit. Precipitation at the property probably totals about 20 to 25 inches per year, divided between winter snows and summer thunderstorms. Snow depths in winter are generally less than two feet on the property, and the overall climate should permit operations year-round. The vegetation consists mostly of sagebrush and related shrubs and grasses with local areas of open pine forest.

The property is located a few miles to the east of the Sierra Nevada Mountains, at an elevation of about 7,200 feet, in an area of gently rolling terrain.

History

Freeport McMoran Copper and Gold, Inc. ("Freeport"), Standard; Battle Mountain Gold Company ("BMGC" or "Battle Mountain"), Royal Gold, and Amax Minerals Company ("Amax") completed most of the drilling on the property. Most of the drilling prior to 1994 was vertical, and most of the drilling after 1993 was angled.

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

In mid-1997, Amax performed extensive due-diligence investigations in consideration of forming a joint venture with Royal Gold to place the property into production. Its work included drilling 46 reverse circulation holes and 10 core holes, as well as extensive re-assay and check assay work and the re-logging of older holes. Many of the holes were intended as "twins" to earlier Royal Gold holes. Amax elected not to proceed with the formation of the joint venture because of the continued deterioration of the gold price and its pending merger with Kinross Gold Corporation. The following table summarizes the drilling completed on the property.

History of Drilling on Long Valley Property, California

Year	Company	Number of Holes	Footage

1983-1984	Freeport	80	18,615

1985	Standard	24	2,055

1988	Royal Gold	52	4,770

1991-1992	Battle Mountain	59	18,685

1994-1997	Royal Gold	625	207,901

1997	Amax Gold	56	16,249

Totals		896	268,275

Following Amax's departure, Royal Gold continued with some of the environmental studies, reclaimed the drill roads and sites, performed some additional geochemical sampling, re-estimated mineral resources, and initiated a community public relations campaign. Due to the continued decline in the gold price and the decision by Royal Gold to become a royalty holding company, Royal Gold turned the property back to Standard, effective August, 2000. In January 2003, Vista Gold acquired the property from Standard. We acquired all related data from Royal Gold in exchange for a 1% NSR royalty to Royal Gold. Since 2000, the only work done on the property has been that necessary to maintain the claims in good standing.

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

The database contains 896 drill holes totaling 268,275 feet of drilling, of which, 800 drill holes totaling 257,545 feet are reverse circulation, 20 drill holes totaling 3,905 feet are core holes and the rest are rotary and air-track holes.

In February 2003, MDA, completed an NI 43-101 third-party mineral resource estimate for Vista Gold on the Long Valley gold project. In January 2008, a NI 43-101 third-party preliminary assessment was completed by MDA for us on the Long Valley gold project (the "Long Valley PA"), by or under the supervision of Neil Prenn and Thomas Dyer of MDA, each independent qualified persons within the meaning of NI 43-101, utilizing standard industry software and estimation methodology. Both studies were done under the supervision of Neil Prenn, a qualified person within the meaning of NI 43-101. The results of the Long Valley PA, which included an updated mineral resource estimate, are summarized in the technical report entitled "Technical Report, Preliminary Assessment, Long Valley Project, Mono County, California, USA" dated January 9, 2008 and the report is available on SEDAR at www.sedar.com.

Based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Long Valley gold project, above a cut-off grade of 0.010 gold ounces per ton, is estimated at 68,275,700 tons grading 0.018 gold ounces per ton.

Under the CIM Definition Standards, at the same cut-off grade, measured mineral resources are estimated at 26,596,900 tons grading 0.017 gold ounces per ton, indicated mineral resources are estimated at 41,678,800 tons grading 0.018 gold ounces per ton and inferred mineral resources are estimated at 32,913,300 tons grading 0.017 gold ounces per ton See the section heading "Cautionary Note to All Investors Concerning Economic Assessments That Include Mineral Resources" above. Cautionary Note to U.S. Inventors: see the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

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

Little is known of the sampling methods employed prior to 1994; however, sampling methods after 1994 are well documented. After 1994, the samples were collected and bagged at the drill site. The assay lab picked up the samples at the drill site, dried the samples, crushed, split, pulverized, and blended to obtain assay pulps. Most of the assays were completed by fire assay methods with an AA finish. Freeport completed aqua regia dissolution, followed by AA analysis of the samples. Freeport's samples were analyzed by Monitor Labs, who used acid digestion as the assay method. Battle Mountain used Barringer Laboratories and Bondar-Clegg Laboratories for sample preparation and fire assaying (AA finish) of one-assay-ton pulps. Sampling after 1994 was documented by Royal Gold. The Royal Gold samples were collected by taking a 5-10 pound split of each sample from the drill holes. Sample bags were sealed by the drill crew and not opened until they reached American Assay Labs. A similar procedure was used by Amax, but its samples were analyzed by Chemex Labs.

The first two Royal Gold core samples were collected at the drill site and placed in core boxes for transport to American Assay Lab's sample preparation facility where they were sawed in half and followed the same procedure as the reverse circulation samples. Samples were either grouped by rock type within five-foot intervals or prepared in five-foot intervals. The remaining Royal Gold core holes were six-inch diameter holes used for metallurgical testing, with the whole core blended together into a single composite. Amax prepared the core for assay by crushing the whole core after logging.

According to MDA, "The Long Valley project has had a considerable amount of check assaying and, as such, MDA concluded that collecting duplicate samples for verification purposes was not warranted."

Sample Security

Samples were sealed in bags at the site and collected by commercial laboratory personnel.

Preliminary Assessment

As described above, in January 2008, the Long Valley PA was completed for us by MDA.

MDA considered the economic and technical parameters associated with development of the mineral resources within the restraints imposed by the state of California's mining regulations that include a provision that all mined materials not removed from the property be replaced within the perimeter of the excavation. The preliminary assessment evaluated the potential economics of the project assuming that the mineral resources were mined using open-pit mining methods and processed using heap leach technology. The PA contemplates mining activities conducted by the owner using purchased equipment. The study included a process flowsheet based on metallurgical testing conducted over the past ten years under the supervision of previous owners and consisting of cyanide shake leach assays on pulps, bottle roll tests on drill cuttings from numerous reverse-

circulation holes and long-term column tests on bulk samples from surface samples and core samples. The metallurgical test work and flowsheet were reviewed and approved for this study by RDi. The flowsheet proposes a lined heap leach pad to be loaded at a rate of 4,000,000 tons per year of material in 30-foot-high lifts. The material would be crushed to a nominal three-inch size and agglomerated with lime and cement prior to placing on the heap leach pad. Following application of cyanide leach solutions, the gold would be recovered in carbon columns from which it would be stripped and a gold dore would be produced by electrowinning followed by refining. After the pit material has been mined, the remaining waste materials would be backfilled into the pit along with the detoxified heap material. Please see maps included in the PA for potential locations of processing plant and temporary waste disposal and heap leach pads (temporary due to the requirement to backfill the open-pits with these materials).

MDA estimated startup capital at $58,800 and total project capital at $61,800. Operating costs including mine closure and heap detoxification are estimated per ton of material mined and processed on a heap leach as follows: mining, $3.54 per ton; processing, $1.96 per ton; cyanide destruction, $0.25 per ton; and general and administrative costs and royalties, $0.89 per ton. Total operating costs are estimated at $6.64 per ton of heap leach material mined and processed which equates to $415 per ounce of gold recovered. An estimated 535,300 ounces of gold would be produced over an eight-year mine life.

At the base-case gold price of $550 per ounce used in the study, the pre-tax IRR was 12.3%. The mine life is estimated at 8 years and the payback of capital, at the base case gold price of $550 per ounce, was estimated at just over four years. At a gold price of $800 per ounce, the IRR was 63.2%. The three-year trailing gold price was $1,255 per ounce at the end of 2011.

The Long Valley PA includes inferred mineral resources (7% inferred and 93% measured and indicated) that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that the Long Valley PA will be realized. Mineral resources that are not mineral reserves do not have demonstrated economic viability. Cautionary Note to U.S. Investors: see the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above. See the section heading "Cautionary Note to All Investors Concerning Economic Assessments that Include Mineral Resources" above.

Federal U.S. income taxes of approximately 35% would be payable on net income. California state income tax is 8.84% on net income and there are probably local property and other taxes; although, at this stage of the project, this has not been considered.

Exploration and Development

Because of other priorities (the Mt. Todd gold project, Guadalupe de los Reyes gold/silver project and Concordia gold project), we have no immediate plans for developing Long Valley, but we may seek a joint-venture partner in the future to assist us in moving this project forward.

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

EXECUTIVE OFFICERS OF THE CORPORATION.

As of December 31, 2011, we had three executive officers, namely Michael B. Richings, Executive Chairman and Chief Executive Officer; Terri L. Eggert, Interim Chief Financial Officer; and Frederick H. Earnest, President and Chief Operating Officer. Information follows as to Mr. Richings, Ms. Eggert and Mr. Earnest. Effective January 1, 2012, Frederick H. Earnest was appointed to the role of Chief Executive Officer. Accordingly, Mr. Earnest's current title is President and Chief Executive Officer of the Corporation. Mr. Earnest's appointment followed the retirement of Michael B. Richings as Executive Chairman and Chief Executive Officer of the Corporation. Mr. Richings continues to be actively involved with Vista in his role as a director and the Chairman of the Corporation's Board of Directors.

The following information as to Mr. Richings, Ms. Eggert and Mr. Earnest. is presented as of January 1, 2012.

Name, Position and Age	Held Office Since	Business Experience During Past Five Years

Michael B. Richings Executive Chairman, Chief Executive Officer and Director Age—67	November 6, 2007 - January 1, 2012 (Executive Chairman) January 1, 2012 (Chairman) May 25, 2004 - January 1, 2012 (Chief Executive Officer)
Chairman of the Corporation since January 2012; Director of Midas Gold Corp. since April 2011; Former Executive Chairman and Chief Executive Officer of the Corporation from November 2007 to January 2012; Former director of Allied Nevada Gold Corp. from September 2006 to June 2009; Former director of Zaruma Resources Inc. from November 2005 to June 2009; Former Chief Executive Officer of the Corporation from August 2007 to November 2007; Former director of Triumph Gold Corp. from January 2004 to November 2006; Former President and Chief Executive Officer of the Corporation from May 2004 to July 2007.
Terri L. Eggert Interim Chief Financial Officer Age—51	May 18, 2011
Interim Chief Financial Officer from May 18, 2011 to present; Consultant providing critical financing and reporting services to various Colorado-based entities in their efforts to raise capital and complete business combinations since September 2010; Vice President of Finance from September 2009 to August 2010 and Chief Accounting Officer from March 2010 to August 2010 for Cloud Peak Energy, Inc., the third largest producer of coal in the U.S; Assistant Controller from January 2007 until July 2009 for Ball Corporation, a supplier of high-quality metal and plastic packaging for beverage, food and household products customers, and of aerospace and other technologies and services; Molson Coors Brewing Company as its Director of Accounting Processes from June 2001 until January 2007, as its Director of Corporate Accounting from June 1997 through June 2001 and as its Manager of Technical Accounting from December 1996 until June 1997.

Frederick H. Earnest President, Chief Operating Officer and Director Age—50	August 1, 2007 (President) August 1, 2007 - January 1, 2012 (Chief Operating Officer) January 1, 2012 (Chief Executive Officer)
Chief Executive Officer of the Corporation since January 2012; President of the Corporation since August 2007; Director of Midas Gold Corp. since April 2011; Former Chief Operating Officer of the Corporation from August 2007 to January 2012; Former Senior Vice President, Project Development of the Corporation from September 2006 to August 2007; Former President of Pacific Rim El Salvador, S.A. de C.V. from June 2004 to September 2006; Former General Manager and Legal Representative of Compañía Minera Dayton from April 1998 to June 2004.

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

ITEM 4.    MINE SAFETY DISCOSURES.

        We consider health, safety and environmental stewardship to be a core value for the Corporation.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). During the fiscal year ended December 31, 2011, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

		NYSE AMEX ($)		TSX (C$)
		High	Low	High	Low
2010	1st quarter	2.84	1.92	3.16	1.98
	2nd quarter	2.54	1.60	2.69	1.69
	3rd quarter	2.59	1.30	2.70	1.33
	4th quarter	3.45	2.25	3.59	2.30
2011	1st quarter	4.28	2.39	4.20	2.40
	2nd quarter	4.09	2.52	3.98	2.48
	3rd quarter	4.59	2.59	4.55	2.60
	4th quarter	4.16	2.77	4.24	2.83

On March 12, 2012, the last reported sale price of the Common Shares of Vista Gold on the NYSE AMEX was $3.36 and on the TSX was C$3.34. As at March 12, 2012, there were 71,503,883 Common Shares issued and outstanding, and we had approximately 399 registered shareholders of record.

Price Range of Warrants

The warrants of Vista Gold, which began trading on March 1, 2011, are listed on the TSX under the symbol VGZ.WT.U. The following table sets out the reported high and low sale prices on the TSX for the periods indicated as reported by the exchanges.

		TSX (C$)
		High	Low
2011	1st quarter (March 1 to March 31, 2011)	2.00	1.30
	2nd quarter	0.98	0.98
	3rd quarter	1.25	0.70
	4th quarter	0.88	0.45

On March 12, 2012, the last reported sale price of the warrants of Vista Gold on the TSX was C$0.65.

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

Securities Authorized for Issuance under Equity Compensation Plans

See "Item 11. Executive Compensation" for information relating to our equity compensation plan.

Stock Performance Graph

The following graph compares the yearly percentage change in the Corporation's cumulative total shareholder return on its Common Shares with the cumulative total return of the S&P/TSX Composite Index and the S&P/TSX Global Gold Index, assuming the reinvestment of dividends, for the last five financial years. This performance chart assumes that $100 per share was invested on December 31, 2006, in (i) the Corporation's Common Shares at the closing price of the Common Shares on such date of $8.63 per share, as quoted on the NYSE AMEX; (ii) the S&P/TSX Composite Index; and (iii) the S&P/TSX Global Gold Index. Canadian dollar closing price quotes on the TSX are converted to US dollars using the noon exchange rate as quoted by the Bank of Canada for the date of the closing price quote.

	12/31/06	12/30/07	12/29/08	12/31/09	12/31/10	12/31/11

Vista Gold Corp.	$100	$58.17	$12.98	$28.39	$27.69	$35.57

S&P/TSX Composite Index	$100	$107.16	$69.63	$91.00	$104.14	$92.61

S&P/TSX Global Gold Index	$100	$94.97	$95.12	$102.51	$129.14	$110.65

On May 10, 2007, Vista completed an arrangement involving its wholly-owned subsidiary, Allied Nevada Gold Corp ("Allied"). Pursuant to the arrangement, each shareholder of Vista received (a) new shares of Vista, (b) 0.794 shares of Allied per share of Vista owned, subject to applicable withholding taxes, and (c) any payment the shareholder was entitled to receive in lieu of a fractional share of Allied. A shareholder that invested $100 in Vista on December 31, 2006 would have received shares of Allied valued at $50.60 on May 10, 2007, $57.23 on December 31, 2007, $46.55 on December 31, 2008, $138.74 on December 31, 2009, $242.06 on December 31, 2010, and $278.59 on December 31, 2011.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of Vista Gold, other than Canadian withholding tax. See "Certain Canadian Federal Income Tax Considerations for U.S. Residents" below.

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

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States, (ii) is entitled to the benefits of the Convention, (iii) holds all Common Shares as capital property and no Common Shares as "taxable Canadian property" (as defined in the Canadian Tax Act) of the holder, (iv) deals at arm's length with and is not affiliated with Vista Gold, (v) does not and is not deemed to use or hold any Common Shares in a business carried on in Canada, and (vi) is not an insurer that carries on business in Canada and elsewhere (each such holder, a "U.S. Resident Holder").

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) may not in all circumstances be regarded by the Canada Revenue Agency (the "CRA") as entitled to the benefits of the Convention. Members or holders of an interest in such an entity that holds Common Shares should consult their own tax advisers regarding the extent, if any, to which the CRA will extend the benefits of the Convention to the entity in respect of its Common Shares.

Generally, a holder's Common Shares will be considered to be capital property of the holder provided that the holder acquired the Common Shares as a long-term investment; is not a trader or dealer in securities; did not acquire, hold or dispose of the Common Shares in one or more transactions considered to be an adventure or concern in the nature of trade (i.e. speculation); and does not hold the Common Shares as inventory in the course of carrying on a business.

Generally, a holder's Common Shares will not constitute "taxable Canadian property" of the holder at a particular time at which the Common Shares are listed on a "designated stock exchange" (which currently includes the TSX) unless both of the following conditions are true:

  (i)
  the holder or any one or more persons with whom the holder does not deal at arm's length, owned, alone or in any combination, 25% or more of the issued shares of any class of the capital stock of Vista Gold at any time in the 60 months preceding the particular time; and

  (ii)
  more than 50% of the fair market value of the Common Share was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, "Canadian resource properties" (as defined in the Canadian Tax Act), "timber resource properties" (as so defined), or options or interests therein, at any time in the 60 months preceding the particular time.

This summary is based on the current provisions of the Canadian Tax Act and the Convention in effect on the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) on or before the date hereof, and the current published administrative and assessing policies of the CRA. It is assumed that all such amendments will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative or assessing practice, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations, which may differ materially from those set out herein.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations, and is not intended to be and should not be construed as legal or tax advice to any particular U.S. Resident Holder. U.S. Resident Holders are urged to consult their own tax advisers for advice with respect to their particular circumstances. The discussion below is qualified accordingly.

Disposition of Common Shares

A U.S. Resident Holder who disposes or is deemed to dispose of a Common Share should not thereby incur any liability for Canadian federal income tax in respect of any capital gain thereby arising.

Taxation of Dividends on Common Shares

A U.S. Resident Holder on whose Common Share Vista Gold pays or credits, or is deemed to pay or credit, a dividend generally will be subject to Canadian withholding tax at the rate of 15% or, if the U.S. Resident Holder is a company that beneficially owns at least 10% of the voting stock of Vista Gold, 5% of the gross amount of the dividend. Vista Gold will be required to withhold the requisite amount of tax from the dividend and remit it to the CRA for the U.S. Resident Holder's account.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following is a general summary of certain material U.S. federal income tax considerations applicable to a U.S. Holder (as defined below) arising from and relating to the acquisition, ownership and disposition of Common Shares.

This summary is for general information purposes only and does not purport to be a complete analysis or listing of all potential U.S. federal income tax considerations that may apply to a U.S. Holder arising from and relating to the acquisition, ownership and disposition of Common Shares. In addition, this summary does not take into account the individual facts and circumstances of any particular U.S. Holder that may affect the U.S. federal income tax consequences to such U.S. Holder, including specific tax consequences to a U.S. Holder under an applicable tax treaty. Accordingly, this summary is not intended to be, and should not be construed as, legal or U.S. federal income tax advice with respect to any U.S. Holder. Each U.S. Holder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, U.S. state and local tax, and foreign tax consequences relating to the acquisition, ownership and disposition of Common Shares.

No legal opinion from U.S. legal counsel or ruling from the Internal Revenue Service (the "IRS") has been requested, or will be obtained, regarding the U.S. federal income tax consequences of the acquisition, ownership and disposition of Common Shares. This summary is not binding on the IRS, and the IRS is not precluded from taking a position that is different from, and contrary to, the positions taken in this summary. In addition, because the authorities on which this summary is based are subject to various interpretations, the IRS and the U.S. courts could disagree with one or more of the positions taken in this summary.

Scope of this Summary

Authorities

This summary is based on the Internal Revenue Code of 1986, as amended (the "Code"); Treasury Regulations (whether final, temporary or proposed); published rulings of the IRS; published administrative positions of the IRS; the Convention Between Canada and the United States of America with Respect to Taxes on Income and on Capital, signed September 26, 1980, as amended (the "Canada-U.S. Tax Convention") and U.S. court decisions that are applicable and, in each case, as in effect and available, as of the date of this document. Any of the authorities on which this summary is based could be changed in a material and adverse manner at any time, and any such change could be applied on a retroactive or prospective basis, which could affect the U.S. federal income tax considerations described in this summary. This summary does not discuss the potential effects, whether adverse or beneficial, of any proposed legislation that, if enacted, could be applied on a retroactive or prospective basis.

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

  •
  an estate whose income is subject to U.S. federal income taxation regardless of its source; or

  •
  a trust that (1) is subject to the primary supervision of a court within the U.S. and the control of one or more U.S. persons for all substantial decisions, or (2) has a valid election in effect under applicable Treasury regulations to be treated as a U.S. person.

Non-U.S. Holders

For purposes of this summary, a "non-U.S. Holder" is a beneficial owner of Common Shares that is not a U.S. Holder. This summary does not address the U.S. federal income tax consequences to non-U.S. Holders arising from and relating to the acquisition, ownership and disposition of Common Shares. Accordingly, a non-U.S. Holder should consult its own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, U.S. state and local tax and foreign tax consequences (including the potential application of and operation of any income tax treaties) relating to the acquisition, ownership and disposition of Common Shares.

U.S. Holders Subject to Special U.S. Federal Income Tax Rules Not Addressed

This summary does not address the U.S. federal income tax considerations applicable to U.S. Holders that are subject to special provisions under the Code, including the following: (a) U.S. Holders that are tax-exempt organizations, qualified retirement plans, individual retirement accounts or other tax-deferred accounts; (b) U.S. Holders that are financial institutions, underwriters, insurance companies, real estate investment trusts or regulated investment companies; (c) U.S. Holders that are dealers in securities or currencies or U.S. Holders that are traders in securities that elect to apply a mark-to-market accounting method; (d) U.S. Holders that have a "functional currency" other than the U.S. dollar; (e) U.S. Holders that own Common Shares as part of a straddle, hedging transaction, conversion transaction, constructive sale or other arrangement involving more than one position; (f) U.S. Holders that acquired Common Shares in connection with the exercise of employee stock options or otherwise as compensation for services; (g) U.S. Holders that hold Common Shares other than as a capital asset within the meaning of Section 1221 of the Code (generally, property held for investment purposes); (h) partnerships and other pass-through entities (and investors in such partnerships and entities); or (i) U.S. Holders that own or have owned (directly, indirectly or by attribution) 10% or more of the total combined voting power of the outstanding shares of the Corporation. This summary also does not address the U.S. federal income tax considerations applicable to U.S. Holders who are: (a) U.S. expatriates or former long-term residents of the U.S. subject to Section 877 of the Code; (b) persons that have been, are or will be a resident or deemed to be a resident in Canada for purposes of the Canadian Tax Act; (c) persons that use or hold, will use or hold or that are or will be deemed to use or hold Common Shares in connection with carrying on a business in Canada; (d) persons whose Common Shares constitute "taxable Canadian property" under the Canadian Tax Act; or (e) persons that have a permanent establishment in Canada for the purposes of the Canada-U.S. Tax Convention. U.S. Holders that are subject to special provisions under the Code, including U.S. Holders described immediately above, should consult their own tax advisor regarding the U.S. federal, U.S. federal alternative minimum, U.S. federal estate and gift, U.S. state and local tax and foreign tax consequences relating to the acquisition, ownership and disposition of Common Shares.

If an entity that is classified as a partnership for U.S. federal income tax purposes holds Common Shares, the U.S. federal income tax consequences to such partnership and the partners of such partnership generally will depend on the activities of the partnership and the status of such partners. Partners of entities that are classified as partnerships for U.S. federal income tax purposes should consult their own tax advisor regarding the U.S. federal income tax consequences arising from and relating to the acquisition, ownership and disposition of Common Shares.

Tax Consequences Not Addressed

This summary does not address the U.S. state and local, U.S. federal estate and gift, U.S. federal alternative minimum tax or foreign tax consequences to U.S. Holders of the acquisition, ownership and disposition of Common Shares. Each U.S. Holder should consult its own tax advisor regarding the U.S. state and local, U.S. federal estate and gift, U.S. federal alternative minimum tax and foreign tax consequences of the acquisition, ownership and disposition of Common Shares.

Passive Foreign Investment Company Rules

If the Corporation is considered a "passive foreign investment company" under the meaning of Section 1297 of the Code (a "PFIC") at any time during a U.S. Holder's holding period, the following sections will generally describe the U.S. federal income tax consequences to the U.S. Holder of the acquisition, ownership and disposition of Common Shares. In addition, in any year in which the Corporation is classified as a PFIC, such holder would be required to file an annual report with the IRS containing such information as Treasury Regulations and/or other IRS guidance may require. U.S. Holders should consult their own tax advisors regarding the requirements of filing such information returns under these rules, including the requirement to file a IRS Form 8621.

PFIC Status of the Corporation

The Corporation generally will be a PFIC if, for a tax year, (a) 75% or more of the gross income of the Corporation for such tax year is passive income (the "income test"); or (b) 50% or more of the value of the Corporation's assets either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets (the "assets test"). "Gross income" generally means all sales revenues less the cost of goods sold, and "passive income" generally includes, for example, dividends, interest, certain rents and royalties, certain gains from the sale of stock and securities and certain gains from commodities transactions.

Active business gains arising from the sale of commodities generally are excluded from passive income if substantially all of a foreign corporation's commodities are (a) stock in trade of such foreign corporation or other property of a kind, which would properly be included in inventory of such foreign corporation, or property held by such foreign corporation primarily for sale to customers in the ordinary course of business; (b) property used in the trade or business of such foreign corporation that would be subject to the allowance for depreciation under Section 167 of the Code; or (c) supplies of a type regularly used or consumed by such foreign corporation in the ordinary course of its trade or business.

For purposes of the PFIC income test and asset test described above, if the Corporation owns, directly or indirectly, 25% or more of the total value of the outstanding shares of another corporation, the Corporation will be treated as if it (a) held a proportionate share of the assets of such other corporation, and (b) received directly a proportionate share of the income of such other corporation. In addition, for purposes of the PFIC income test and asset test described above, "passive income" does not include any interest, dividends, rents or royalties that are received or accrued by the Corporation from a "related person" (as defined in Section 954(d)(3) of the Code), to the extent such items are properly allocable to the income of such related person that is not passive income.

In addition, under certain attribution rules, if the Corporation is a PFIC, U.S. Holders will be deemed to own their proportionate share of any subsidiary of the Corporation that is also a PFIC (a "Subsidiary PFIC") and will be subject to U.S. federal income tax on their proportionate share of (i) a distribution on the shares of a Subsidiary PFIC; and (ii) a disposition or deemed disposition of shares of a Subsidiary PFIC, both as if such U.S. Holders directly held the shares of such Subsidiary PFIC.

The Corporation believes it was classified as a PFIC during the taxable year ended December 31, 2011, and based on current business plans and financial projections, the Corporation believes there is a significant likelihood that it will be a PFIC during the current taxable year. The determination of whether a corporation was, or will be, a PFIC for a tax year depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. In addition, whether a corporation will be a PFIC for any tax year depends on the assets and income of such corporation over the course of each such tax year and, as a result, cannot be predicted with certainty as of the date of this document. Accordingly, there can be no assurance that the IRS will not challenge any determination made by the Corporation (or a Subsidiary PFIC) concerning its PFIC status. Each U.S. Holder should consult its own tax advisor regarding the PFIC status of the Corporation and each Subsidiary PFIC.

Default PFIC Rules Under Section 1291 of the Code

If the Corporation is a PFIC, the U.S. federal income tax consequences to a U.S. Holder of the acquisition, ownership and disposition of Common Shares will depend on whether such U.S. Holder makes an election to treat the Corporation and each Subsidiary PFIC, if any, as a "qualified electing fund" or "QEF" under Section 1295 of the Code (a "QEF Election") or a mark-to-market election under Section 1296 of the Code (a "Mark-to-Market Election"). A U.S. Holder that does not make either a QEF Election or a Mark-to-Market Election will be referred to in this summary as a "Non-Electing U.S. Holder."

A Non-Electing U.S. Holder will be subject to the rules of Section 1291 of the Code with respect to (a) any gain recognized on the sale or other taxable disposition of Common Shares, and (b) any excess distribution received on the Common Shares. A distribution generally will be an "excess distribution" to the extent that such distribution (together with all other distributions received in the current tax year) exceeds 125% of the average distributions received during the three preceding tax years (or during a U.S. Holder's holding period for the Common Shares, if shorter).

Under Section 1291 of the Code, any gain recognized on the sale or other taxable disposition of Common Shares, and any "excess distribution" received on Common Shares, must be ratably allocated to each day in a Non-Electing U.S. Holder's holding period for the respective Common Shares. The amount of any such gain or excess distribution allocated to the tax year of disposition or distribution of the excess distribution and to years before the entity became a PFIC, if any, would be taxed as ordinary income. The amounts allocated to any other tax year would be subject to U.S. federal income tax at the highest tax rate applicable to ordinary income in each such year, and an interest charge would be imposed on the tax liability for each such year, calculated as if such tax liability had been due in each such year. A Non-Electing U.S. Holder that is not a corporation must treat any such interest paid as "personal interest," which is not deductible.

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

QEF Election

A U.S. Holder that makes a timely and effective QEF Election for the first tax year in which its holding period of its Common Shares begins, generally, will not be subject to the rules of Section 1291 of the Code discussed above with respect to its Common Shares. However, a U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such U.S. Holder's pro rata share of (a) the net capital gain of the Corporation, which will be taxed as long-term capital gain to such U.S. Holder; and (b) and the ordinary earnings of the Corporation, which will be taxed as ordinary income to such U.S. Holder. Generally, "net capital gain" is the excess of (a) net long-term capital gain, over (b) net short-term capital loss, and "ordinary earnings" are the excess of (a) "earnings and profits," over (b) net capital gain. A U.S. Holder that makes a QEF Election will be subject to U.S. federal income tax on such amounts for each tax year in which the Corporation is a PFIC, regardless of whether such amounts are actually distributed to such U.S. Holder by the Corporation. However, for any tax year in which the Corporation is a PFIC and has no net income or gain, U.S. Holders that have made a QEF Election would not have any income inclusions as a result of the QEF Election. If a U.S. Holder that made a QEF Election has an income inclusion, such a U.S. Holder may, subject to certain limitations, elect to defer payment of current U.S. federal income tax on such amounts, subject to an interest charge. If such U.S. Holder is not a corporation, any such interest paid will be treated as "personal interest," which is not deductible.

A U.S. Holder that makes a QEF Election generally (a) may receive a tax-free distribution from the Corporation to the extent that such distribution represents "earnings and profits" of the Corporation that were previously included in income by the U.S. Holder because of such QEF Election, and (b) will adjust such U.S. Holder's tax basis in the Common Shares to reflect the amount included in income or allowed as a tax-free distribution because of such QEF Election. In addition, a U.S. Holder that makes a QEF Election generally will recognize capital gain or loss on the sale or other taxable disposition of Common Shares.

The procedure for making a QEF Election, and the U.S. federal income tax consequences of making a QEF Election, will depend on whether such QEF Election is timely. A QEF Election will be treated as "timely" if such QEF Election is made for the first year in the U.S. Holder's holding period for the Common Shares in which the Corporation was a PFIC. A U.S. Holder may make a timely QEF Election by filing the appropriate QEF Election documents at the time such U.S. Holder files a U.S. federal income tax return for such year.

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

Mark-to-Market Election

A U.S. Holder may make a Mark-to-Market Election only if the Common Shares are marketable stock. The Common Shares generally will be "marketable stock" if the Common Shares are regularly traded on (a) a national securities exchange that is registered with the Securities and Exchange Commission; (b) the national market system established pursuant to section 11A of the Securities and Exchange Act of 1934; or (c) a foreign securities exchange that is regulated or supervised by a governmental authority of the country in which the market is located, provided that (i) such foreign exchange has trading volume, listing, financial disclosure and meets other requirements and the laws of the country in which such foreign exchange is located, together with the rules of such foreign exchange, ensure that such requirements are actually enforced; and (ii) the rules of such foreign exchange ensure active trading of listed stocks. If such stock is traded on such a qualified exchange or other market, such stock generally will be "regularly traded" for any calendar year during which such stock is traded, other than in de minimis quantities, on at least 15 days during each calendar quarter.

A U.S. Holder that makes a Mark-to-Market Election with respect to its Common Shares generally will not be subject to the rules of Section 1291 of the Code discussed above with respect to such Common Shares. However, if a U.S. Holder does not make a Mark-to-Market Election beginning in the first tax year of such U.S. Holder's holding period for the Common Shares or such U.S. Holder has not made a timely QEF Election, the rules of Section 1291 of the Code discussed above will apply to certain dispositions of, and distributions on, the Common Shares.

A U.S. Holder that makes a Mark-to-Market Election will include in ordinary income, for each tax year in which the Corporation is a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the Common Shares, as of the close of such tax year, over (b) such U.S. Holder's tax basis in such Common Shares. A U.S. Holder that makes a Mark-to-Market Election will be allowed a deduction in an amount equal to the excess, if any, of (i) such U.S. Holder's adjusted tax basis in the Common Shares, over (ii) the fair market value of such Common Shares (but only to the extent of the net amount of previously included income as a result of the Mark-to-Market Election for prior tax years).

A U.S. Holder that makes a Mark-to-Market Election generally also will adjust such U.S. Holder's tax basis in the Common Shares to reflect the amount included in gross income or allowed as a deduction because of such Mark-to-Market Election. In addition, upon a sale or other taxable disposition of Common Shares, a U.S. Holder that makes a Mark-to-Market Election will recognize ordinary income or ordinary loss (not to exceed the excess, if any, of (a) the amount included in ordinary income because of such Mark-to-Market Election for prior tax years, over (b) the amount allowed as a deduction because of such Mark-to-Market Election for prior tax years).

A Mark-to-Market Election applies to the tax year in which such Mark-to-Market Election is made and to each subsequent tax year, unless the Common Shares cease to be "marketable stock" or the IRS consents to revocation of such election. Each U.S. Holder should consult its own tax advisor regarding the availability of, and procedure for making, a Mark-to-Market Election.

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

Subject to such special rules, foreign taxes paid with respect to any distribution in respect of stock in a PFIC are generally eligible for the foreign tax credit. The rules relating to distributions by a PFIC and their eligibility for the foreign tax credit are complicated, and a U.S. Holder should consult with its own tax advisor regarding the availability of the foreign tax credit with respect to distributions by a PFIC.

In addition, a U.S. Holder who acquires Common Shares from a decedent will not receive a "step up" in tax basis of such Common Shares to fair market value.

The PFIC rules are complex, and each U.S. Holder should consult its own tax advisor regarding the PFIC rules and how the PFIC rules may affect the U.S. federal income tax consequences of the acquisition, ownership and disposition of Common Shares.

U.S. Federal Income Tax Consequences of the Acquisition, Ownership and Disposition of Common Shares

The following discussion is subject to the rules described above under the heading "Passive Foreign Investment Company Rules."

General Taxation of Distributions

Subject to the PFIC rules discussed above, a U.S. Holder that receives a distribution, including a constructive distribution, with respect to a Common Share will be required to include the amount of such distribution in gross income as a dividend (without reduction for any Canadian income tax withheld from such distribution) to the extent of the current or accumulated "earnings and profits" of the Corporation, as computed for U.S. federal income tax purposes. A dividend generally will be taxed to a U.S. Holder at ordinary income tax rates. To the extent that a distribution exceeds the current and accumulated "earnings and profits" of the Corporation, such distribution will be treated first as a tax-free return of capital to the extent of a U.S. Holder's tax basis in the Common Shares and thereafter as gain from the sale or exchange of such Common Shares. (See "Sale or Other Taxable Disposition of Common Shares" below). However, the Corporation may not maintain the calculations of earnings and profits in accordance with U.S. federal income tax principles, and each U.S. Holder should therefore assume that any distribution by the Corporation with respect to the Common Shares will constitute ordinary dividend income. Dividends received on Common Shares generally will not be eligible for the "dividends received deduction." In addition, the Corporation does not anticipate that its distributions will be eligible for the preferential tax rates applicable to long-term capital gains. The dividend rules are complex, and each U.S. Holder should consult its own tax advisor regarding the application of such rules.

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

Additional Tax on Passive Income

For tax years beginning after December 31, 2012, certain individuals, estates and trusts whose income exceeds certain thresholds will be required to pay a 3.8% Medicare surtax on "net investment income" including, among other things, dividends and net gain from dispositions of property (other than property held in a trade or business). U.S. Holders should consult with their own tax advisors regarding the effect, if any, of this tax on their ownership and disposition of Common Shares.

Receipt of Foreign Currency

The amount of any distribution paid to a U.S. Holder in foreign currency, or on the sale, exchange or other taxable disposition of Common Shares, generally will be equal to the U.S. dollar value of such foreign currency based on the exchange rate applicable on the date of receipt (regardless of whether such foreign currency is converted into U.S. dollars at that time). If the foreign currency received is not converted into U.S. dollars on the date of receipt, a U.S. Holder will have a basis in the foreign currency equal to its U.S. dollar value on the date of receipt. Any U.S. Holder who receives payment in foreign currency and engages in a subsequent conversion or other disposition of the foreign currency may have a foreign currency exchange gain or loss that would be treated as ordinary income or loss, and generally will be U.S. source income or loss for foreign tax credit purposes. Each U.S. Holder should consult its own U.S. tax advisor regarding the U.S. federal income tax consequences of receiving, owning and disposing of foreign currency.

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

Complex limitations apply to the foreign tax credit, including the general limitation that the credit cannot exceed the proportionate share of a U.S. Holder's U.S. federal income tax liability that such U.S. Holder's "foreign source" taxable income bears to such U.S. Holder's worldwide taxable income. In applying this limitation, a U.S. Holder's various items of income and deduction must be classified, under complex rules, as either "foreign source" or "U.S. source." Generally, dividends paid by a foreign corporation should be treated as foreign source for this purpose, and gains recognized on the sale of stock of a foreign corporation by a U.S. Holder should be treated as U.S. source for this purpose, except as otherwise provided in an applicable income tax treaty, and if an election is properly made under the Code. However, the amount of a distribution with respect to the Common Shares that is treated as a "dividend" may be lower for U.S. federal income tax purposes than it is for Canadian federal income tax purposes, resulting in a reduced foreign tax credit allowance to a U.S. Holder. In addition, this limitation is calculated separately with respect to specific categories of income. The foreign tax credit rules are complex, and each U.S. Holder should consult its own U.S. tax advisor regarding the foreign tax credit rules.

Backup Withholding and Information Reporting

Under U.S. federal income tax law and Treasury Regulations, certain categories of U.S. Holders must file information returns with respect to their investment in, or involvement in, a foreign corporation. For example, recently enacted legislation generally imposes new U.S. return disclosure obligations (and related penalties) on individuals who are U.S. Holders that hold certain specified foreign financial assets in excess of $50,000. The definition of specified foreign financial assets includes not only financial accounts maintained in foreign financial institutions, but also, unless held in accounts maintained by a financial institution, any stock or security issued by a non-U.S. person, any financial instrument or contract held for investment that has an issuer or counterparty other than a U.S. person and any interest in a foreign entity. U.S. Holders may be subject to these reporting requirements unless their Common Shares are held in an account at a domestic financial institution. Penalties for failure to file certain of these information returns are substantial. U.S. Holders should consult with their own tax advisors regarding the requirements of filing information returns under these rules, including the requirement to file an IRS Form 8938.

Payments made within the U.S. or by a U.S. payor or U.S. middleman, of dividends on, and proceeds arising from the sale or other taxable disposition of, Common Shares generally may be subject to information reporting and backup withholding tax, at the rate of 28% (and increasing to 31% for payments made after December 31, 2012), if a U.S. Holder (a) fails to furnish such U.S. Holder's correct U.S. taxpayer identification number (generally on Form W-9); (b) furnishes an incorrect U.S. taxpayer identification number; (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax; or (d) fails to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax. However, certain exempt persons, such as corporations, generally are excluded from these information reporting and backup withholding rules. Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a credit against a U.S. Holder's U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder furnishes required information to the IRS in a timely manner. Each U.S. Holder should consult its own tax advisor regarding the information reporting and backup withholding rules.

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2011, neither Vista Gold nor any affiliate of Vista Gold repurchased Common Shares of Vista Gold registered under Section 12 of the Exchange Act.

ITEM 6.    SELECTED FINANCIAL DATA.

The selected financial data in the table below have been selected in part, from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The selected financial data should be read in conjunction with those financial statements and the notes thereto.

	Years ended December 31,
	2011	2010	2009	2008	2007
Results of operations
Net income/(loss)	$51,546	$(20,020)	$(5,952)	$(15,320)	$(15,067)
Basic income/(loss) per share	0.75	(0.42)	(0.16)	(0.45)	(0.47)
Diluted income/(loss) per share	0.74	(0.42)	(0.16)	(0.45)	(0.47)
Financial position
Working capital	16,947	17,995	29,381	21,209	27,254
Total assets	180,603	82,972	66,453	55,332	37,883
Long-term debt and non-current liabilities	36,157	—	28,895	28,719	—
Shareholders' equity	141,223	58,342	36,632	25,810	37,189

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2011, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). We have, from our inception until December 31, 2010, reported to securities regulators in both Canada and the U.S. using Canadian generally accepted accounting principles financial statements with reconciliation to U.S. GAAP. However, a change in the position of the United States Securities and Exchange Commission ("SEC") in late 2009 required Canadian companies, such as Vista, that do not qualify as foreign private issuers to file their financial statements in the U.S. using U.S. GAAP for periods beginning after December 31, 2010. Therefore, we have retrospectively adopted U.S. GAAP effective January 1, 2011 for all U.S. and Canadian filings. Canadian securities regulators announced that they will continue to accept financial statements prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading "Item 1A. Risk Factors" above and elsewhere in this annual report on Form 10-K. See section heading "Note Regarding Forward-Looking Statements" above.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share amounts, per warrant amounts, per ounce amounts, gold price per ounce amounts, and exchange rates unless specified otherwise. References to C$ refer to Canadian currency, A$ to Australian currency and $ or US$ to United States Currency.

Overview

We are engaged in the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production, as well as the realization of market value of our assets. Historically, our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of gold mineralization. In addition, we look for opportunities to improve the value of our gold projects continuing through exploration drilling and/or re-engineering the operating assumptions underlying previous engineering work.

We are continuing to move our more advanced projects through technical, engineering and feasibility studies so that production decisions can be made on those projects.

Our holdings include the Mt. Todd gold project in Australia, the Guadalupe de los Reyes gold/silver project in Mexico, the Concordia gold project in Mexico, the Long Valley gold project in California, the Awak Mas gold project in Indonesia, and mining claims in Utah. In addition, we also own approximately 28% of the shares of Midas Gold Corp., a company exploring for gold and developing the Golden Meadows project in the Yellow Pine-Stibnite District in Idaho.

Outlook

At the end of 2011, we owned or controlled five properties containing mineralized material. We continue to advance our Mt. Todd, Guadalupe de los Reyes and Concordia (whether ourselves or through Invecture Group, S.A. de C.V. ("Invecture") as part of Invecture's exercise of the earn-in right agreement, as discussed in Project Updates below) projects through exploration, permitting and technical, engineering and feasibility studies so that production decisions can be made on those projects. In addition, we believe that additional value can be added to the remaining projects through exploration drilling and engineering studies, thus advancing them closer to a production decision.

We do not currently generate operating cash flows. Subject to sustained gold prices and the risk factors disclosed under the section heading "Item 1A. Risk Factors" above, we hope to generate revenues and cash flows in the future. We may generate revenues and cash flows from our portfolio of gold projects by several means, including, but not limited to, options, earn-in right agreements or leases to third parties, joint venture arrangements with other gold producers, outright sales for cash and/or royalties or project development and operation.

As at December 31, 2011, we had working capital of $16,947 and cash and cash equivalents of $17,873. At present, we believe that the current cash and cash equivalents balances as of December 31, 2011 of $17,873 and marketable securities of $986 will cover these activities as well as general and administrative expenses. Additional capital will be necessary to advance the projects to positive production decisions, and to conduct additional exploration drilling and engineering studies on our properties. Additional capital may be raised via revenues, if earned, or equity and/or debt financings. However, there can be no assurance that we will be successful in our efforts to raise additional capital.

Results from Operations

Summary

Our 2011 consolidated net income was $51,546 or $0.75 per basic share compared to our consolidated net loss of $20,020 or $0.42 per basic share for the same period in 2010. For the year ended December 31, 2011, the increase in consolidated net income of $71,566 from the respective prior period was primarily the result of the unrealized gain on the long-term investment of $37,347 and the gain on disposal of a mineral property of $77,803, which were offset by increases in exploration, property evaluation and holding costs of $8,327; corporate administration and investor relations costs of $2,092; and a deferred tax expense of $35,522. The increases in the unrealized gain on our shares of Midas Gold Corp. and the gain on disposal of mineral property were the result of the completion of the combination with Midas Gold Corp. on April 6, 2011. The increases in exploration, property evaluation and holding costs; corporate administration and investor relations costs; and deferred tax expense are explained below.

Our 2010 consolidated net loss was $20,020 or $0.42 per basic share compared to our 2009 consolidated net loss of $5,952 or $0.16 per basic share for a net increase of $14,068. The increase of $14,068 in 2010 was largely due to a decrease in the gain on disposal of marketable securities of $6,548. The gain during 2009 was mostly the result of the sale of our Allied Nevada Gold Corp. ("Allied") shares that we retained in connection with the transaction that resulted in the formation of Allied and the transfer of Vista's Nevada properties to Allied. Also contributing to the increase in net loss for 2010 was an increase in the loss on extinguishment of convertible debt of $2,048. On May 20, 2010, we entered into a note repurchase agreement whereby we repurchased $5,667 of outstanding principal notes in exchange for cash and Common Shares, and on July 14, 2009, we entered into a note repurchase agreement whereby we repurchased $1,333 of outstanding principal notes in exchange for cash of $877 (see "Item 8.—Consolidated Financial Statements—Note 8"). Lastly, contributing to the increase in net loss for 2010 was the increase in exploration, property evaluation and holding costs of $6,564, which is explained below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $21,774 for the year ended December 31, 2011 as compared to $13,447 for the year ended December 31, 2010 and $6,883 for the year ended December 31, 2009. The increases of $8,327 and $6,564 from the respective prior periods were primarily due to the following:

  •
  Increases in expenses at our Mt. Todd gold project of approximately $8,800 from 2010 to 2011 and approximately $4,000 from 2009 to 2010. The increase in 2011 was the result of expenses associated with the feasibility study that we are currently undertaking at our Mt. Todd gold project, as well as an increase in expenses associated with permitting activities as we move the project towards a development decision. The increase in 2010 was primarily a result of costs associated with the drilling program that began during 2010.

  •
  Expenses at our Concordia gold project during 2011 approximated those for 2010. Expenses increased from 2009 to 2010 as we focused on moving the project towards a development decision.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $6,375 during the year ended December 31, 2011 as compared to $4,283 for the same period in 2010. The increase of $2,092 from the prior period was primarily due to increases in stock-based compensation expense. The increase in stock-based compensation expense was primarily the result of our issuance of 1,246,000 stock options and 960,000 restricted stock units during the 2011 period as compared to the issuance of 165,000 stock options and 175,500 restricted stock units during the 2010 period. The increase in employee benefits was primarily due to higher bonus payments during 2011 as compared to 2010. There were no other significant variances from the prior periods compared to the year ended December 31, 2011.

Corporate administration and investor relations costs decreased to $4,283 during the year ended December 31, 2010 compared to $4,595 in 2009. This decrease of $312 from the prior period was primarily due to a decrease in stock-based compensation expense. The decrease in stock-based compensation expense was primarily the result of our issuance of 165,000 stock options and 175,500 restricted stock units during the 2010 period as compared to the issuance of 860,000 stock options during the 2009 period. The restricted stock units granted in 2010 vest over a period of one year and the intrinsic value is expensed equally over the vesting period as compared to stock options that have a vesting period of 2 years, of which 50% vest immediately and, accordingly, 50% of the value is expensed immediately upon issuance and the remaining 50% is expensed over the vesting period. The result of such a vesting period is a much greater expense up front upon issuance of stock options.

Depreciation and amortization

Depreciation and amortization expense was $420, $288 and $262 for years ended December 31, 2011, 2010 and 2009, respectively. The increases of $132 and $26 from the respective prior periods were primarily attributable to increased capital expenditures at the Mt. Todd gold project.

Gain/(loss) on extinguishment of convertible debt

On May 20, 2010, we entered into a notes repurchase agreement with Whitebox Advisors LLC ("Whitebox") whereby we agreed to repurchase their remaining 10% senior secured convertible notes (the "Notes").

Pursuant to the repurchase agreement, we agreed to repurchase Notes in the principal amount of $5,667 and interest payable through maturity on the Notes of $691. We agreed to pay Whitebox $2,233 in cash and to issue 1,902,684 in Common Shares to Whitebox as consideration for the principal amount of the notes and interest payable of $6,358, in aggregate. The Common Shares issued were based on a share price of $2.15. A loss of $1,633 was recorded in our Consolidated Statement of Income/(Loss) as a result of the Notes repurchase.

On July 14, 2009, we entered into note repurchase agreements (the "Whitebox Repurchase Agreements") with Whitebox Combined Partners, LP ("Whitebox Combined Partners"), Whitebox Convertible Arbitrage Partners, LP ("Whitebox Convertible Arbitrage") and Whitebox Special Opportunities Fund Series B Partners, LP ("Whitebox Special Opportunities") whereby we agreed to repurchase their respective Notes.

Pursuant to the Whitebox Repurchase Agreements, we agreed to repurchase Notes: (i) in the principal amount of $504 from Whitebox Combined Partners for an aggregate purchase price, including interest, of $332; (ii) in the principal amount of $510 from Whitebox Convertible Arbitrage for an aggregate purchase price, including interest, of $336; and (iii) in the principal amount of $319 from Whitebox Special Opportunities for an aggregate purchase price, including interest, of $210, based on a settlement date of July 14, 2009. We allocated the consideration paid on the repurchase of the Notes to the liability and equity elements of the security based on their relative fair values at the date of the transaction. A gain of $415 was recorded in our Consolidated Statement of Income/(Loss) as a result of the Notes repurchase.

Gain on disposal of mineral property

On April 6, 2011, Vista completed a combination (the "Combination") with Midas Gold, Inc. As part of the Combination, each of Midas Gold Inc. and Vista Gold U.S. Inc. contributed their respective interests in gold assets in the Yellow Pine-Stibnite District in Idaho to a new Canadian private company named Midas Gold Corp. ("Midas Gold"). In exchange for the contribution of our Yellow Pine assets, Vista US was issued 30,402,615 common shares in the capital of Midas Gold ("Midas Gold Shares").

Upon initial recognition of its investment in the Midas Gold Shares, Vista elected to apply the fair value option, and as such, the investment is recorded at fair value in the Consolidated Balance Sheet. The difference between the fair value of the 30,402,615 Midas Gold Shares and the carrying value of our Yellow Pine assets has been recorded as a gain on disposal of mineral property of $77,803, given that Vista ceased to have a controlling financial interest in the Yellow Pine gold project upon completion of the Combination.

Summarized financial information for Midas Gold as presented in this annual report on Form 10-K is as of September 30, 2011 and for the twelve months then ended, which represents Midas Gold's latest available financial data as of the filing date of this annual report. The Company will file an amendment to this annual report once the annual financial information for Midas Gold is available.

Non-operating income and expenses

Gain on Sale of Marketable Securities

For the year ended December 31, 2011, we realized a gain of $459 on the sale of marketable securities as compared to $281 for the same period in 2010 and $6,829 for the same period in 2009. The gain for 2011 resulted from the sale of marketable securities that had a book value of $133. The gain for the same period in 2010 resulted from the sale of marketable securities that had a book value of $32. The gain of $6,829 in 2009 was mostly the result of our sale on April 3, 2009 of all 1,529,848 common shares of Allied for $9,016. These shares had a book value of $2,194.

At December 31, 2011, we held marketable securities available-for-sale with a quoted market value of $986. We purchased the securities for investing purposes with the intent to hold the securities until such time as it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities continuously in order to mitigate the risk of loss on the investment.

Unrealized Gain on Long-Term Investment

Unrealized gain on long-term investment was $37,347 for 2011 as compared with no gain or loss for 2010 or 2009. Upon initial recognition of our investment in the Midas Gold Shares on April 6, 2011, we elected to apply the fair value option, and as such, the investment is recorded at fair value in the Consolidated Balance Sheet with subsequent changes in fair value being recorded in the Consolidated Statement of Income/(Loss) in the period in which they occur.

Write Down of Marketable Securities

Write down of marketable securities was $158, $nil and $123 for the years ended December 31, 2011, 2010 and 2009, respectively. We continuously evaluate the market value of our available-for-sale securities for other-than-temporary declines in market value. Such determination results in a write down of those impaired securities to the current fair value in the period in which such determinations are made.

Interest Income

Interest income decreased to $49 for 2011 as compared to $131 for 2010. The decrease of $82 from the prior period was mostly the result of lower interest rates in the market.

Interest income was $131 during the year ended December 31, 2010 compared with $104 in 2009. The slight increase of $27 for the 2010 period was mostly the result of increased cash sent to Australia to fund our Mt. Todd gold project programs, and as a result, we were able to take advantage of higher interest rates in the Australian market.

Interest Expense

Interest expense was $120 during 2011 as compared with $1,061 for the same period in 2010. The decrease of $941 from the prior period was attributable to the repurchase in May 2010 of a portion of our then outstanding Notes and the repayment of the remaining Notes on March 4, 2011. For the 2010 period, we were accruing interest on the principal amount of the $28,667 outstanding on the Notes, whereas for the 2011 period, we were accruing interest on the principal amount of the $23,000 outstanding on the Notes as a result of the extinguishment of the principal amount of $5,667 of the Notes in May 2010. For the year ended December 31, 2011, $24 is attributable to the amortization of the Notes issuance costs and $96 is attributable to interest expense. These amounts are approximately 24% of the full interest expense associated with the issuance of the Notes.

Interest expense was $1,061 during the year ended December 31, 2010 compared with $1,523 in 2009. The decrease of $462 from the prior period was mostly due to the repurchase of $5,667 of the Notes in May 2010 as compared to the repurchase of $1,333 of the Notes in July 2009.

Deferred Income Tax Expense

As of December 31, 2010 and 2009, our deferred tax assets were fully reserved with a related valuation allowance. On April 6, 2011, we completed the Combination with Midas Gold that was a tax-free reorganization for U.S. tax purposes. However, upon completion of the Combination, Vista US received Midas Gold Shares with a fair value that was determined to be $78,872. The corresponding estimated deferred tax expense of $29,675 at the time of the Combination exceeded the valuation allowance of $6,086 for Vista US. Therefore, the valuation allowance against Vista US's deferred tax asset was released upon receipt of the Midas Gold Shares. At December 31, 2011, the deferred tax expense of $35,522 contemplates the deferred tax expense for our unrealized gain on the Midas Gold Shares. The tax calculation is based on an effective rate of 38.87% (US Federal—35% and state—3.87%).

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $24,990 for the year ended December 31, 2011 as compared to $17,093 for the same period in 2010. The increase of $7,897 is mostly the result of increases in net income of $69,928 and the deferred tax expense of $37,160, which were offset by increases in the gain on the disposal of mineral property of $78,072 and the unrealized gain on the long-term investment of $37,347.

Net cash used in operating activities in 2010 was $17,093 compared with $10,899 in 2009. The increase of $6,194 in 2010 was mostly the result of an increase in the net loss of $14,068 for the 2010 period, which was offset by a decrease in gain on disposal of marketable securities of $6,548.

Investing Activities

Net cash used in investing activities was $4,044 for the year ended December 31, 2011 as compared to net cash used of $2,364 for the same period in 2010. The increase in cash used in investing activities of $1,680 is primarily due to increases in cash used to acquire long-term investments of $3,632, which is due to the purchase of 1,400,000 Midas Gold Shares by Vista at C$2.50 per share as part of Midas Gold's private placement in April 2011. This increase and other less significant increases were partially offset by cash proceeds received from Awak Mas Holdings Pty. under the additional option agreement of $1,000 and a decrease in additions to mineral properties.

Net cash used in investing activities in 2010 was $2,364, compared with net cash provided by investing activities of $6,494 in 2009. The increase of $8,858 in cash used by investing activities in 2010 was mostly the result of a decrease in the proceeds from the sale of marketable securities of $8,742 due to the sale of 1,529,848 common shares of Allied that we held for $9,016. In addition, during 2009, we sold most of the remaining patented mining claims in Colorado for $188. There were no similar transactions during the 2010 period.

Financing Activities

Net cash provided by financing activities was $7,069 for the year ended December 31, 2011, which included the following:

  •
  cash proceeds of $28,984 received from our April 2011 equity financing;

  •
  proceeds of $883 and $309 received from the exercises of stock options and warrants, respectively;

  •
  cash paid in lieu of capital stock issuances of $107; and

  •
  repayment of the outstanding principal amount of $23,000 on the Notes upon maturity on March 4, 2011.

Net cash provided by financing activities was $30,887 for the year ended December 31, 2010, which included the following:

  •
  cash proceeds of $33,067 received from our October 2010 equity financing;

  •
  Notes repayment of $2,233; and

  •
  proceeds of $53 received from the exercises of stock options.

Net cash provided by financing activities was $19,547 for the year ended December 31, 2009, which included the following:

  •
  cash proceeds of $20,369 received from our September 2009 equity financing;

  •
  Notes repayment of $866; and

  •
  proceeds of $44 received from the exercises of stock options.

Liquidity and Capital Resources

At December 31, 2011, our total assets were $180,603, compared to $82,972 as of December 31, 2010, representing an increase of $97,631. The increase in total assets is primarily due to an increase in long-term investment of $119,871, which was offset by a decrease in our cash and cash equivalents of $21,965. At December 31, 2011, we had working capital of $16,947 as compared with working capital of $17,995 at December 31, 2010, representing a decrease of $1,048. Our liquidity was impacted primarily by the repayment of our outstanding $23,000 principal amount of the Notes on March 4, 2011 and the increase in our cash and cash equivalents of $28,984 from our equity financing on April 12, 2011, which was offset by cash used in operating activities of $24,990 and cash invested in Midas Gold Shares of $3,632.

The principal components of working capital at December 31, 2011 were cash and cash equivalents of $17,873 and marketable securities of $986. The principal components of working capital at December 31, 2010 were cash and cash equivalents of $39,838 and the Notes of $23,000. Other components include other liquid assets (December 31, 2011—$1,177; December 31, 2010—$1,084).

Our investment in the Midas Gold Shares is currently subject to a contractual restriction on transfer from the date of the initial public offering of Midas Gold, which occurred on July 14, 2011. Because management intends on holding this investment for the long term, we have classified our investment in the Midas Gold Shares as a long-term investment.

Our plan for 2012 continues those programs necessary to advance the Mt. Todd feasibility studies, to initiate the permitting phases at Mt. Todd and to further our exploration program at Guadalupe de los Reyes, while minimizing expenditures in other areas. The budget contemplates that additional financing would be required in 2012 to have sufficient working capital to fund our planned operations.

On March 4, 2011, we used a portion of the net cash proceeds from our October 22, 2010 $33,067 private placement of special warrants to repay the outstanding principal amount of $23,000 of the Notes and all accrued and unpaid interest of $504.

On April 20, 2011, GMP Securities L.P. and Wellington West Capital Markets Inc. (collectively, the "Underwriters"), purchased, on a bought deal basis, 9,000,000 of our Common Shares at a price of C$3.30 ($3.43 based on the exchange rate on April 20, 2011) per Common Share (the "Issue Price") for aggregate gross proceeds of C$29,700 ($30,870 based on the exchange rate on April 20, 2011) (the "Offering"). The Common Shares were sold in Canada by way of a prospectus supplement to our existing base shelf prospectus dated April 27, 2009 and filed with the securities commissions in all of the provinces and territories of Canada (other than the Province of Québec) and in the United States by way of a prospectus supplement to our base shelf prospectus included in our shelf registration statement filed with the SEC on April 28, 2009.

We granted the Underwriters an over-allotment option to purchase additional common shares in an amount equal to up to 15% of the number of Common Shares sold pursuant to the Offering at the Issue Price, exercisable at any time up to 30 days from the closing of the Offering. The over-allotment option expired unexercised on May 20, 2011.

We have been utilizing the net proceeds of the Offering as follows: (i) advancement of the Mt. Todd project; (ii) exploration at the Guadalupe de los Reyes gold/silver project; (iii) permitting process at the Concordia gold project; and (iv) general corporate administrative purposes of the Company.

On February 7, 2012, we announced that we had entered into an earn-in right agreement with Invecture with respect to our Concordia project. Under the terms of the earn-in right agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest in DZ Mexico, subject to adjustment. See "Item 2—Properties—Concordia Project, Baja Sur California, Mexico" above and "Project Updates below for a complete discussion of this transaction.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Contractual Obligations

Upon completion of the Combination, our contractual obligation with respect to the Yellow Pine gold project was transferred to Midas Gold. At December, 2011, our contractual obligations consist of our operating lease obligation of $93 associated with our Colorado office, which is due in less than one year, and our $635 obligation for the balance due on our acquisition of some land for our Concordia gold project, which is due upon the achievement of certain milestones and recorded in other long-term liabilities in our Consolidated Balance Sheet.

As of December 31, 2011, Vista Gold has sufficient finances to meet its contractual obligations through December 31, 2012.

Summary of Quarterly Results

2011	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net income/(loss)	(3,074)	10,733	47,764	(3,877)
Basic and diluted income/(loss) per share	(0.04)	0.15	0.69	(0.06)

2010	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$—	$—	$—	$—
Net loss	(5,109)	(4,145)	(7,278)	(3,488)
Basic and diluted loss per share	(0.08)	(0.09)	(0.16)	(0.08)

Transactions with Related Parties

Agreement with Sierra Partners LLC

On April 1, 2009, we entered into an agreement with Sierra Partners LLC ("Sierra") pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services. A founder and partner of Sierra is also one of our directors. Under the terms of the agreement, Sierra provided us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis. Sierra assists us with our efforts to maintain an investor relations program and provides support and analysis of our general corporate finance and strategy efforts. As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10 for the duration of the agreement. As part of the original terms of the agreement, we issued 60,000 stock options to Sierra with a recorded expense of $54 as of December 31, 2010. On December 15, 2010, we issued an additional 30,000 stock options to Sierra with a recorded expense of $40 as of December 31, 2011. As of December 31, 2011, we had made payments to Sierra under the agreement totaling $330, of which $120 had been paid during the year ended December 31, 2011.

Director Participation in Private Placement Financing

The following directors of Vista participated in the special warrant private placement during October 2010: (a) W. Durand Eppler, 70,000 special warrants, (b) Michael B. Richings—25,000 special warrants, (c) Frederick H. Earnest—20,000 special warrants, and (d) John M. Clark—10,869 special warrants. The Corporate Governance Committee approved the issuance of the foregoing special warrants to these directors.

Project updates

Mt. Todd Results of Preliminary Feasibility Study and Resource Estimate Update

Preliminary Feasibility Study, January 2011

On January 4, 2011, we announced the positive results of the 2011 PFS for the Batman deposit. The 2011 PFS was managed by Tetra Tech, and expands upon the PFS previously completed by Tetra Tech and announced on August 18, 2010. Tetra Tech undertook the resource modeling and estimation, geotechnical, environmental and site reclamation engineering and design in the 2011 PFS. Mr. John Rozelle, PG, Manager of Tetra Tech's Mineral Resource Division and Principal Geologist, at that time, an independent qualified person as defined by Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects ("NI 43-101"), prepared or supervised the preparation of material on behalf of Tetra Tech. Mr. Rozelle has been the Vice President, Technical Services of the Corporation since May 2011. Mr. Thomas Dyer, P.E., of Mine Development Associates ("MDA") of Reno, Nevada, an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of MDA. Mr. Rozelle and Mr. Dyer prepared or supervised the preparation of the information that forms the basis for the scientific and technical information disclosed herein. The technical report summarizing the results of the 2011 PFS and updated mineral resource estimate entitled "10.65 MTPY Preliminary Feasibility Study, NI 43-101 Technical Report, Mt. Todd Gold Project, Northern Territory, Australia" dated January 28, 2011 is available on SEDAR at www.sedar.com.

The 2011 PFS evaluates the viability of a 30,000-tonne per day processing facility and the optimized extraction of the identified mineral resource. The previous PFS was constrained to treating mineralized material, the volume of which would be accommodated in the existing tailings disposal facility (60,000,000 tonnes), and the operating rate was 18,500 tonnes per day of ore compared to the higher, and more economical rate of 30,000 tonnes per day considered in the new PFS. A new tailings disposal facility would be constructed to accommodate the excess tails from the increased ore reserves.

Highlights of the 2011 PFS includes increased proven and probable mineral reserves, higher annual gold production, longer project life and improved economics at current and long-term estimated gold prices.

The 2011 PFS was evaluated using a gold price of $1,000 per ounce. Therefore, the qualified persons believe the reserve estimate is the same under both SEC Industry Guide 7 and CIM Definition Standards. Mineral reserve estimates and production highlights are tabulated below.

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

(1)
Cautionary Note to U.S. Investors: Proven and Probable Mineral Reserves as described in this table are based on Canadian definitions under NI 43-101. These Reserves are based on a pre-feasibility study. Reserves for SEC Industry Guide 7 purposes require definitive or "final" feasibility study and permits. See the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

By utilizing the remaining capacity in the project's existing tailings storage facility and deferring the capital for additional tailings storage capacity until later in the project's life, we have been able to increase the size of the proposed process facility to a more economic level of 30,000 tonnes per day and increase the projected annual production to 250,000 ounces per year over the first five years of the project. Based on these positive results, we have commenced a feasibility study for the Mt. Todd gold project that we expect to complete by the end of the first quarter of 2012 or shortly thereafter. As part of the feasibility study program, we will undertake studies to further optimize the proposed operation, evaluate opportunities to reduce estimated capital costs and enhance project returns.

The 2011 PFS was completed using a foreign exchange rate of $0.85 = A$1.00 and incorporates mid-2010 costs. The following table summarizes the economic results at a gold price of $1,000 per ounce with a comparison to economic results at a gold price of $1,350 per ounce and a foreign exchange rate of $1.00 = A$1.00.

Summary of Economic Results

	$1,000 per gold ounce & $0.85/A$1.00	$1,350 per gold ounce & $1.00/A$1.00
Average Cash Operating Cost ($ per gold ounce produced)	$520	$587
Average Total Cash Production Costs ($ per gold ounce produced)	$530	$600
Pre-Production Capital Cost:	$589,583	$675,957
Sustaining Capital Cost:	$260,522	$261,183
Internal Rate of Return	13.9% before tax 10.7% after tax	23.2% before tax 16.6% after tax
Cumulative Cash Flow (pre-tax)	$964,514	$1,860,112
Net Present Value at 5% discount (pre-tax)	$385,336	$944,470

Mineral Resources and Reserves Estimates, January 2011 PFS

The 2011 PFS is based on our gold mineral resource estimate for the Batman deposit as of June 11, 2009, which assumed a cutoff grade of 0.40 grams of gold per tonne. The resource estimate is detailed in the report

"Mt. Todd Gold Project—Updated Preliminary Economic Assessment Report—Northern Territory, Australia" dated June 11, 2009, and is available on SEDAR at www.sedar.com. Please see Preliminary Economic Assessment and Updated Estimate of Gold Mineralization above. In summary, based on the report, under SEC Industry Guide 7 guidelines and net of mineral reserves, mineralized material for the Batman deposit, above a cut-off grade of 0.40 grams gold per tonne, is estimated at 41,064,000 tonnes grading 0.77 grams gold per tonne.

Also in summary, under CIM Definition Standards, at the same cut-off grade of 0.40 grams gold per tonne and net of mineral reserves, measured mineral resources are estimated at 3,958,000 tonnes grading 0.88 grams gold per tonne, indicated mineral resources are estimated at 37,106,000 tonnes grading 0.76 grams gold per tonne and inferred mineral resources are estimated at 94,008,000 tonnes grading 0.74 grams gold per tonne. Cautionary Note to U.S. Investors: see the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

MDA used the June 2009 resource model to develop an open pit mine design, including intermediate pits, plans and production schedules.

The mineral reserve estimates shown in the following table were prepared and reported by MDA, under the supervision of Mr. Dyer, using the June 2009 resource model at a cut-off grade of 0.40 grams of gold per tonne with a three-year trailing gold price of $1,000 per ounce of gold. The qualified persons believe the reserve estimate is the same under both SEC Industry Guide 7 and CIM Definition Standards.

Batman Deposit Reserves Estimated at Mt. Todd, January 2011 PFS

Reserve Classification	Tonnes	Average Gold Grade (grams gold per tonne)
Proven(1)	48,961,000	0.91
Probable(1)	100,914,000	0.83
Proven & Probable(1)	149,875,000	0.85

(1)
Mineral reserves are reported separately from mineral resources.

Cautionary Note to U.S. Investors: see the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

Capital and Operating Cost Estimate, January 2011 PFS

Estimated life-of-mine average cash production costs are projected to be $520 per gold ounce and include the cost of concurrent reclamation. The latter half of the project life benefits from decreases in the required stripping. Pre-production capital costs including contingency, owner's costs and working capital are estimated to be $589,600 and sustaining capital over the life of the mine is estimated to be $260,500, including $150,400 for additional tailings storage capacity to be spent starting in year five.

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

Infrastructure, January 2011 PFS

Infrastructure is the same as reported in the October 2010 PFS (see Preliminary Feasibility Study and Updated Estimate of Gold Mineralization, October 2010).

Environmental, January 2011 PFS

The 2011 PFS includes engineering designs for the closure of the mine site following cessation of production. Where practical, concurrent reclamation activities would be undertaken to reduce the time and expense involved in the closure of the site. The closure plan was designed to meet all requirements for long-term reclamation of the site and cost estimates include provisions for monitoring required under applicable law.

Economic Analysis, January 2011 PFS

The economic analysis was completed using the three-year trailing average gold price of $1,000 per ounce and a foreign exchange rate of $0.85 = A$1.00. We also completed sensitivity analyses at gold prices of $1,200, $1,350 and $1,500 per ounce. The $1,200, $1,350 and $1,500 sensitivity analyses incorporate the current foreign exchange rate of $1.00 = A$1.00. Estimated before and after tax economic results, showing the IRR and NPV 5%, cumulative cash flow and sensitivity to changes in gold price are shown in the following tables.

Before-Tax Economic Results

Gold Price Scenario	Before Tax IRR	Before Tax NPV5%	Before Tax Cumulative Cash Flow
$1,000 per ounce	13.9%	$385,336	$964,514
$1,200 per ounce	17.1%	$610,603	$1,359,383
$1,350 per ounce	23.2%	$944,470	$1,860,112
$1,500 per ounce	29.1%	$1,278,336	$2,360,841

After-Tax Economic Results

Gold Price Scenario	After Tax IRR	After Tax NPV5%	After Tax Cumulative Cash Flow
$1000 per ounce	10.7%	$184,312	$584,562
$1200 per ounce	12.4%	$284,528	$777,849
$1350 per ounce	16.6%	$475,309	$1,059,338
$1500 per ounce	20.6%	$664,986	$1,339,945

Updated Batman Resource Estimate, September 2011

We announced the results of an updated mineral resource estimate for the Batman deposit on September 6, 2011, and the report can be found on SEDAR, www.sedar.com and Vista's website, www.vistagold.com. The updated gold resource estimate was completed on September 26, 2011, by Tetra Tech of Golden, Colorado, pursuant to NI 43-101 standards. This updated gold resource estimate was completed by or under the supervision of Dr. Rex Bryan, SME Registered Member, an independent qualified person (as defined in NI 43—101), utilizing standard industry software and resource estimation methodology. The estimate was prepared using GEMCOM software and used whole block kriging to estimate block values.

Previous technical reports contain extensive geologic and technical information related to the deposit for which the estimate is prepared. The last technical report was filed on SEDAR at www.sedar.com on February 7, 2011, and is entitled "10.65 Mtpy Preliminary Feasibility Study—NI 43-101 Technical Report—Mt. Todd Gold Project—Northern Territory, Australia" and is dated January 28, 2011. The updated resource estimate incorporates the results of 9,635 new assay intervals from 15 drill holes (all core holes) totaling 8,906.31 meters drilled by Vista in 2010-11 with sample preparation and assaying completed by ALS Chemex. These results are in addition to the results of 118,550 assay intervals from 756 drill holes (250 core, 435 reverse circulation,

70 rotary drill holes, and 1 percussion drill hole) completed previously by BHP Resources Pty Ltd., Zapopan, Pegasus and Vista, which were used in Vista's previous Mt. Todd mineral resource estimates for the Batman Deposit. Vista completed its latest preliminary feasibility study for the Batman Deposit project, the results of which were announced on January 4, 2011, and plans to complete a definitive feasibility study by the end of the first quarter of 2012 or shortly thereafter.

In summary, based on the report, under SEC Industry Guide 7 guidelines, mineralized material for the Batman deposit, above a cut-off grade of 0.40 grams gold per tonne, is estimated at 222,002 tonnes grading 0.84 grams gold per tonne. No mineral reserves were estimated in this study.

Also in summary, under CIM Definition Standards, at the same cut-off grade of 0.40 grams gold per tonne measured mineral resources are estimated at 67,166,000 tonnes grading 0.88 grams gold per tonne, indicated mineral resources are estimated at 154,836,000 tonnes grading 0.82 grams gold per tonne and inferred mineral resources are estimated at 103,563,000 tonnes grading 0.78 grams gold per tonne. Again, no mineral reserves were estimated in this study. Cautionary Note to U.S. Investors: see the section heading "Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves" above.

We also announced on September 6, 2011, that we were preparing a definitive feasibility study, based on the new resource estimate, which we expect will include an updated estimate of mineral reserves. During 2011, we conducted drilling at the Batman deposit for metallurgical testing and for geotechnical purposes and the results of this work will be incorporated in the definitive feasibility study.

Exploration Potential

We control a large land package (134,838 hectares) of exploration tenements primarily surrounding mining tenements that host the Mt. Todd gold project. EL28321, obtained in May 2011, is located west of the main block of tenements and is considered an area prospective for limestone for us in ore processing and the water treatment facility at Mt. Todd. In the third quarter of 2009, during a review of Pegasus' airborne geophysical survey data, our geologists identified five magnetic targets on our exploration tenements. The targets are referred to as the Mt. Todd Structural Target Sequence ("MSTS"), and are characterized by distinct magnetic highs located within sedimentary rocks that should have a low magnetic signature. These features are remarkably similar to those at Mt. Todd, which, as a result of the included pyrrhotite, exhibits a strong magnetic high. The MSTS targets were prioritized following review of historic work in the area and site visits.

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

Golden Eye

At MSTS4 (now called "Golden Eye" because of its appearance resembling two eyes on a surface sample assay map) rock chip sampling, in an area with limited exposure, returned a 25.0 grams gold per tonne sample from a small outcrop of fault breccia. Further sampling returned 23.0 grams gold per tonne and 7.7 grams gold per tonne assays in vein and breccias located 15 meters and 50 meters, respectively, north of the original sample. Due to the sparse outcrop, the orientation and thickness of the mineralized zone is not currently known. A soil sampling program over the area was completed on a 20-meter grid. The survey returned a strong coherent gold anomaly approximately 400 meters in diameter with coincident anomalous base metals and arsenic. Sampling was done by our employees and consultants under the direction of our Vice President of Exploration, Frank

Fenne P.G., who is a qualified person under NI 43-101, and shipped to NAL for sample preparation and assaying. Sampling, sample custody, preparation and assaying were completed in compliance with NI 43-101 standards.

Beginning in August 2010, after receiving approvals for drilling and before the onset of the 2010-2011 wet season, we completed four core holes on MSTS4 (now known as "Golden Eye" because of its appearance resembling two eyes on a surface sample assay map), out of six that were planned. All four Golden Eye drill holes encountered strong sulfide mineralization associated with banded iron formation with interesting concentrations of copper, lead zinc and anomalous gold mineralization, with the best intercept occurring in hole GE10-003 and consisting of 1.1 meters of 7.69 grams gold per tonne including 0.3 meters of 26.7 grams gold per tonne. Drill results were encouraging and provided useful geologic information for next season's exploration program. Drilling was done by Grid Drilling of Townsville, North Queensland. The core was logged, photographed and sampled by our employees and consultants under the direction of our Vice President of Exploration, Mr. Frank Fenne P.G., who is a qualified person under NI 43-101. The core was sawed in half by our employees and consultants and one half shipped to NAL for sample preparation and assaying. Check assaying was done by Genalysis of Perth, Australia. Core logging and sample custody, sample preparation and assaying were completed in compliance with NI 43-101 standards.

Five holes totalling 1,375.8 meters were completed during the 2010-2011 field season. Drilling has intersected several narrow weakly mineralized zones; however, none that can yet be correlated with any confidence between different holes or between the drill holes and the mineralization identified on the surface. Nevertheless, the drilling has identified some additional features and structural complexity, which had not been revealed by the first stage of mapping and drilling carried out during the 2010 season.

The most encouraging mineralisation was intersected by GE11-002, consisting of a sheared, chloritic and broken sulfide-rich unit at 54.2-55-meters, which assayed 1.41 gold grams per tonne and a siliceous lode at 162.07-162.82 meters which assayed 1.86 gold grams per tonne. Although thin and patchy, this mineralisation is at least a clear indication that there are mineralised structures at Golden Eye, which are yet to be defined with confidence.

Detailed structural measurements on all of the holes have revealed several fold closures and also some textures, which appear to be mylonite fabrics. This data will be compiled and stereoplotted in order to try to gain a better understanding of the overall structure of the prospect and to determine what additional work may be required.

The remaining holes all intersected widespread quartz sulfide containing pyrrhotite, chalcopyrite, and arsenopyrite and contained anomalous gold, copper, bismuth, and arsenic. The drill-hole data is currently being reviewed and additional drilling may be recommended.

RKD

Six holes totalling 1,587.4 meters were completed on the target known as RKD during 2011. The holes intersected a north-northwest- trending mineralized shear zone dipping steeply to the west. The best gold intercept was in hole RKD11-003, which contained 2.7 meters of 2.3 gold grams per tonne. Hole RKD11-005 intersected 3 meters of 3.4% copper and 50 ppm silvern in a chalcocite-rich part of the shear zone. All of the holes intersected anomalous gold with values up to 0.4 and 0.5 gold grams per tonne.

Silver Spray

Two holes totalling 806.8 meters were completed at Silver Spray in September 2011. Both holes intersected several 20-meter zones of strong quartz veining with galena, pyrrhotite and arsenopyrite. These zones contained anomalous lead, zinc, and arsenic but only sporadic anomalous gold (up to 0.18 gold grams per tonne).

Snowdrop

Six soil geochemical lines were completed in 2011across the Snowdrop anomaly. These soils were collected on a 20-meter spacing to infill the existing 100-meter grid. The results confirmed and refined the previously defined gold-copper-arsenic-bismuth anomaly with 146 samples of 481 samples containing 100 ppm or greater copper and 60 samples containing greater than 5 ppb gold (high value 97 ppb). The onset of the wet season has suspended work on the target until next spring. A drill plan will be included in the updated mine management plan to permit drilling in 2012.

Quigleys

Quigleys is a known gold occurrence that has been mined to shallow depths. We decided to explore further and, in 2011, three holes totalling 883.7 meters were completed to test the high grade shear zone and to explore hanging- and footwall-quartz veining described in some of the historic drill holes. The main zone appears to be a quartz-healed shear zone with arsenopyrite and pyrrhotite that ranges from one to two meters in thickness. However, the amount of quartz veining in VQ11-002 and VQ11-003 is surprising and bears a marked resemblance to the Batman core zone with a strong density of sheeted quartz pyrrhotite veins in 10-to 20-meter zones. Assay results confirm the presence of significant gold mineralization in the hanging and foot wall zones of the main mineralized shear. Because most of the historic drilling was reverse circulation, this mineralization has not been incorporated into the Quigleys resource model. In addition, most of historic drilling in the area was not sufficiently deep to intersect the footwall mineralization encountered in hole VQ11-003 and this zone represents an intriguing Batman-style exploration target.

Guadalupe de los Reyes Gold/Silver Project, Mexico

Recent Exploration and Development

On April 27, 2011, we announced that following a detailed review of the historic data from which we identified 13 priority targets, that we intended to commence field exploration work in 2011, including field mapping and definition of drill targets. Prior exploration took place from 1988-2002, a period during which the silver price ranged from $4-6 per ounce and there was little incentive to evaluate the geologic potential for higher grade silver zones, similar to those which existed in the vein system mined by previous underground mining operations. Equally important, no significant studies were completed to fully evaluate the production potential of silver with extensive metallurgical testing. Vista's drill plan is focused on confirming the bulk mineable resource estimates already identified and examining the high-grade potential of the underground minable vein systems in the district and in the lower zones of the historic mine operations. Following the drilling program, Vista plans to commence a systematic metallurgical testing program so that the economic potential of the deposit can be evaluated. The style of mineralization is similar to that of Primero Mining's Tayoltita operation located 60 kilometers to the southeast with a historic production of greater than 9 million ounces of gold and 600 million ounces of silver.

Following extensive geologic mapping and surface sampling, on October 25, 2011, we received the government permits for our planned drilling program, and with an agreement for surface exploration rights with the Ejido La Tasajera, we announced that drilling program would soon start This program is designed to accomplish two objectives: obtain core for metallurgical testing from the stockwork that is the host for the project's current reported estimated mineral resources, and test the potential for high gold grades and bonanza silver grades in the underlying LSE vein systems. If this initial core drilling program is successful, we intend to undertake more comprehensive drilling. At this time, we are planning to initiate work to complete a preliminary economic assessment in the latter part of 2012.

Drilling commenced on November 7, 2011 and continued through December 13, 2011, when the program halted for the Christmas holidays. Energold Drill Co. was contracted for the work and at the end of December 2011 had completed ten core holes totaling 1470.1 meters. All of the drilling targeted the Guadalupe vein system which can be traced over a distance of 4.5 kilometers. Approximately 2.5 kilometers of strike length was extensively developed by historic mining with underground workings extending 400 meters vertically.

Guadalupe West

In the Guadalupe West area, six holes were drilled down dip and along strike from previous drilling. Three additional holes were drilled to explore the projection of the vein to the east in an area with no prior drilling. These holes were designed to test potential veining below surface stockwork outcrops that have returned assays ranging from one to four gold grams per tonne. The final hole targeted high grade mineralization east of the main area of historic production.

Six of the 10 holes intersected 10 to 40 meters of quartz veins and stockwork zones. In this area, the vein is typically five to eight meters wide with stockwork veining extending an additional 20 to 30 meters up the hole.

The following table summarizes the results of the drilling program as reported in a press released on January 29, 2012. The drilling was oriented to intersect the vein system at right angles to provide a close approximation of true width.

	INTERVAL		INCLUDING
Drill Hole					Composite Cutoff (g/t)	Thickness (m)	Au g/t	Ag g/t	Au equiv*
	From	To	From	To

11GW-001	53.5	60.5			0.5	7.0	2.22	249.0	6.37

			56.6	58.1	4.0	1.5	5.46	645.7	16.22

	107.0	109.6			0.5	2.6	1.88	6.9	2.0

11GW-002	70.2	71.2			0.5	1.0	0.61	37.7	1.24

	88.9	96.9			0.5	8.0	0.67	56.9	1.62

11GW-003	77.6	79.6			0.5	2.0	2.16	23.3	2.55

	82.6	84.6			0.5	2.0	3.23	59.3	4.22

	91.1	93.1			0.5	2.0	0.88	20.9	1.23

	96.1	103.7			0.5	7.6	1.79	97.1	3.41

11GW-004	114.7	116.7			0.5	2.0	0.54	6.7	0.65

11GW-005	50.1	51.9			0.5	1.8	1.16	47.6	1.95

	58.9	61.9			0.5	3.0	0.53	5.2	0.62

	74.1	77.1			0.5	3.0	0.51	20.3	0.85

11GW-006	64.8	70.2			0.5	5.4	1.39	27.3	1.85

	73.7	94.0			0.5	20.3	1.60	40.0	2.27

11GW-007					No significant mineralization

11GW-008					No significant mineralization

11GW-009	21.4	24.4			0.5	3.0	1.28	211	4.80

11GV-001					Assays Pending

*
calculated at 60:1 Ag:Au

Guadalupe Mine Zone (Laija Area) and El Zapote

Prior to the Christmas break in December 2011, the drill was moved to the main Guadalupe Mine Zone. This area consists of a branching system of epithermal veins and stockwork zones that were the focus of much of the historic underground mining in the district. One core hole totaling 202.8 meters was completed prior to the holiday break. The hole intersected feldspar porphyry with silicified and argillically altered zones with minor zones of pyrite-bearing quartz stockwork.

As we announced on February 27, 2012, drilling with one drill resumed on January 10, 2012 and a second drill began drilling on January 23, 2012. Assays have been received from three holes; two from the Guadalupe vein and one from the El Zapote vein. The intercepts from the Guadalupe vein confirm our hypothesis that there is potential for high grade gold-silver mineralization in the district. Based on the depths of stopes from historic operations, it is estimated that the intercepts in the Guadalupe vein are a couple hundred meters above the base of the productive zone. Neither drill hole from the Guadalupe vein reached the planned target depth due to difficult drilling conditions, though, assay results from 12GV-02 indicated strong mineralization at the bottom of the hole.

The results from the first hole from the El Zapote vein system are encouraging and confirm the presence of near surface stockwork veining previously defined by reverse circulation drilling.

The results are summarized on the following table. The equivalent gold grade (Au equiv) was calculated using a metal price ratio of 60:1; that is, 60 grams silver equals 1 gram equivalent of gold.

This drilling program, including the logging, photographing, and sampling by contractors of Vista, was conducted under the supervision of Vista's Vice President of Exploration, Mr. Frank Fenne P.G., who is a qualified person within the meaning of NI 43-101. Samples were shipped to the ALSChemex sample prep lab in Hermosillo, Mexico. Prepared sample pulps were shipped by ALSChemex to its assay lab in Vancouver. Gold was analyzed using a 50-gram fire assay with an atomic absorption spectroscopy ("AAS") finish. Silver was initially analyzed using a 41 element ICP analysis using a four acid digestion. Silver assays greater than 100 grams per tonne were re-assayed using a 50-gram fire assay with a gravimetric finish and these results replaced the AAS finish. An on-going quality control/quality assurance protocol was employed in the program that includes standards and blanks in every batch of assays. Check assays were conducted on every twentieth sample by a second independent laboratory. Sampling, sample custody, preparation and assaying were completed in compliance with NI 43-101 standards.

		INTERVAL		INCLUDING
Drill Hole						Composite Cutoff (g/t)	Thickness (m)	Au g/t	Ag g/t	Au equiv
	Target Zone	From	To	From	To

11GV-01	Guadalupe Vein Zone	55.0	57.0			2.0	2.0	14.9	460	22.6

12GV-02	Guadalupe Vein Zone	236.3	245.2			1.0	8.9	7.79	477	15.7

				239.9	245.2	4.0	5.3	12.15	738	24.5

		289.8	294.7			1.0	4.9	0.92	115	2.8

12ZAP-01	El Zapote	0	7.1			0.4	7.1	0.54	18.1	0.84

		27.0	29.0			0.4	2.0	1.63	26.4	2.07

		37.0	38.7			0.4	1.7	8.47	31.5	8.99

		43.1	58.1			0.4	15.0	4.95	33.7	5.51

				45.1	51.4	1.0	6.3	10.13	50.2	10.97

All results are from angle diamond core holes. Interpreted vein orientation and approximate true width are illustrated on the cross sections on our website. The high grade mineralization intersected in 12GV-02 from

236.3 to 245.2 meters occurs in a brecciated quartz vein and resulted in a lower core recovery (approx. 34%) than has been typically encountered. It is likely that finely ground rock was washed from the core. The grade of the interval without this loss of material could be lower or higher than reported.

The planned program of 4,000 meters of drilling is expected to be completed by the end of the first half 2012.

Concordia Gold Project

On February 7, 2012, we announced that we have entered into an Earn-in Right Agreement (the "Earn-in Right Agreement") with Mexico-based Invecture Group, S.A. de C.V. ("Invecture") with respect to our Concordia gold project.

We hold the Concordia gold project through our wholly-owned, Mexican subsidiary, Desarrollos Zapal, S.A. de C.V. ("DZ Mexico"). Under the terms of the Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest (subject to adjustment) in DZ Mexico (the "Earn-in Right"). The Earn-in Right will expire if not exercised by February 7, 2014, subject to extension in certain circumstances (the "Earn-in Period"). The Earn-in Right Agreement provides that during the Earn-in Period, Invecture will, at its sole expense, manage and operate the Concordia gold project and will undertake all commercially reasonable efforts to obtain the Change of Forest Land Use Permit ("CUSF") and the Authorization of Environmental Impact which are required to develop the project. Invecture has advised that it will secure $70,000 in project debt finance to construct the Concordia gold project after it has exercised the Earn-in Right and after a project development decision has been made. Once Invecture has earned its interest in the Concordia gold project, the parties have agreed to evaluate market conditions with regard to the future organization and ownership structure of DZ Mexico.

The Earn-in Right Agreement provides that the exercise of the Earn-in Right by Invecture is conditional upon, among other things: (i) receipt of the CUSF and the Authorization of Environmental Impact; (ii) the completion of a feasibility report on the Concordia gold project which updates the existing feasibility report with respect to costs; (iii) Invecture funding the Concordia gold project during the Earn-in Period; and (iv) Invecture making an additional payment of $20,000 to DZ Mexico, which amount will be used to repay intercompany loans owed by DZ Mexico to Vista.

During the Earn-in Period and subject to the terms of the Earn-in Right Agreement, Vista holds 40% of the DZ Mexico shareholder voting rights. The remaining 60% of the DZ Mexico shareholder voting rights are held in a trust that will be instructed by representatives of Vista and Invecture. Upon Invecture's exercise of the Earn-in Right, Vista will continue to hold a 40% interest (subject to adjustment) in DZ Mexico and the Concordia gold project.

As part of the Agreement, DZ Mexico has transferred all of its other material assets, including the mill equipment acquired by Vista for the Concordia gold project in 2008 and the Guadalupe de los Reyes gold/silver project, to other entities in the Vista group of companies. Vista has granted Invecture the option to cause DZ Mexico to acquire the mill equipment for $16,000 plus storage, insurance and transportation costs and any applicable taxes. This option is exercisable by Invecture during the first 12 months after the date of the Agreement.

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

The Concordia gold project is located in a special use area on the northern limit of the buffer zone of the Sierra de La Laguna Biosphere (the "Biosphere"). In the immediate Concordia gold project area, we had believed that the surface land was divided between land owned directly by DZ Mexico and a parcel of federal land that had yet to be defined by the Mexican Secretariat of Agrarian Reform ("SRA"), although the process for doing so was underway. In the process of working our way through the SRA process of defining the limits of the supposed federal land, we became convinced that the land was removed from the federal domain in the late 1800's. Consequently we executed a contract to acquire the parcel of land and have filed documents with SRA to have our ownership of this parcel officially recognized. We believe that we are close to receiving the official recognition. If we are successful in our attempt to gain this official recognition of our ownership of all the surface land in the project area, SRA must also rule to deny the request of the Mexican Nation Commission for Natural Protected Area ("CONANP") to become the administrator of these lands.

Awak Mas Gold Project, Sulawesi, Indonesia

On December 28, 2009, we announced that our wholly-owned subsidiary Vista Barbados had signed a joint venture agreement with Pan Asia Resources Corporation ("Pan Asia") with respect to the development of the Awak Mas gold project. The joint venture agreement (the "JV Agreement") provides Pan Asia, a privately held resource development company, with the opportunity to earn a 60% interest in the Awak Mas project by: (i) expending $3,000 on the project within the next 30 months; (ii) completing an environmental impact assessment and feasibility study (in compliance with NI 43-101), each of which is required by the contract of work ("CoW") granted by the Indonesian Government under which the Awak Mas project is held; and (iii) issuing to Vista Gold two million shares of Pan Asia and the right to purchase up to an additional two million shares of Pan Asia in the event of an initial public offering of Pan Asia shares (on the same terms as offered under such initial public offering). Under the terms of the joint venture agreement, we will retain our controlling interest in the Awak Mas project until Pan Asia completes the earn-in conditions described above.

On June 13, 2011, our subsidiary, Vista Barbados, entered into additional option agreement ("Additional Option Agreement") with Pan Asia. The Additional Option Agreement provides Pan Asia with the opportunity to earn an additional 20% interest in our Awak Mas gold project in Indonesia after it has earned a 60% interest in the project pursuant to the JV Agreement. Pan Asia can acquire the additional 20% interest by (a) making cash payments totaling $2,500 over a nine-month period; (b) issuing shares with a value equal to $2,000 or making a cash payment of $2,000 within 12 months, depending on whether Pan Asia completes an initial public offering; and (c) carrying out a 5,000 meter drilling program in an area outside of the current project resource area within 18 months. If Pan Asia completes the undertakings required in the JV Agreement and the Additional Option Agreement, Pan Asia will hold an 80% indirect interest in the Awak Mas gold project. Subsequently, Pan Asia established Awak Mas Holdings Pty. to hold its interest in Awak Mas under Pan Asia's parent company, One Asia Resources Ltd. ("One Asia"). The two million shares of Pan Asia received by Vista under the joint venture agreement were exchanged for equivalent shares of One Asia. In September 2011, the Additional Option Agreement and JV Agreement were assigned from Pan Asia to Awak Mas Holdings Pty. Ltd. (an affiliate of Pan Asia).

We completed the exploration phase of the CoW in January 2008 and entered the feasibility phase in February 2008. The feasibility phase usually lasts one year, but may be negotiated for up to 2 one-year extensions. Following the feasibility phase, with government approvals, there would be a construction phase lasting usually three years. The operating period follows the construction phase, lasting usually 10 to 30 years. In late 2008, we applied for a suspension of the feasibility period for one year. Before this application was ruled upon, we announced our joint venture agreement with Pan Asia (now "One Asia"), which may have delayed the process.

In April 2010, draft Terms of Reference for an Environmental Impact Study leading to a new Environmental Management Plan ("AMDAL") were presented to the environmental department in Luwu Regency by One Asia's (operating through our subsidiary, PT Masmindo) AMDAL consultant. Because of a delay due to a question by the Indonesian government about the project boundary lines, which has since been resolved in our favor, we agreed to extend One Asia's time commitments that are in our agreement by that amount of time (approximately nine months). At year end, One Asia submitted its Terms of Reference for completion of the

Environmental Impact Study to the Provincial Government and is awaiting Provincial Government approval to finalize the AMDAL process during 2011. One Asia has applied for another extension to the feasibility period.

One Asia commenced it's activities at Awak Mas in January 2010 with the hiring of an experienced project manager and during the second quarter, a senior mining engineer to aid its resource assessment work. One Asia's initial focus was on the mineral resource previously defined at the project and some months were spent on re-evaluating the geological database and producing an in house resource model. Tetra Tech was hired to do an independent evaluation of its resource model.

In early 2010, One Asia reported that it had assembled a team of highly qualified consultants to undertake a preliminary economic assessment or scoping study for the Awak Mas project. In 2011, One Asia decided to change the scope of the study to a preliminary feasibility study. The team includes Amec-Minproc for plant and process design, Australian Mine Design & Development for mine planning and ore reserve definition, Golder Associates for geotechnical investigations and environmental consulting, Resindo Resources for infrastructure and local costs, and Tetra-Tech for mineral resource evaluation. In 2011, ALSAmmtec was added to the team for metallurgical studies.

Initial site visits by One Asia's consulting team was undertaken during the fourth quarter 2010 and further site visits were made during 2011.

During 2010 a number of local community initiatives were undertaken. An environmental and community development manager was hired in August 2011 to co-ordinate permitting efforts, preparation of the environmental impact study and community relations.

A program of infill and exploration drilling commenced in early 2011. This program is designed to upgrade inferred resources to indicated status so they can be included in the preliminary feasibility study which was started in early 2011, and also provide core samples for additional metallurgical testing in Australia to aid the process design work being undertaken by Amec-Minproc. Additionally, exploration and condemnation drilling was planned. GeoAssay Laboratory is doing the assaying with check assaying by PT Intertek Indonesia and ALSAmmtec is doing the metallurgical testing. In addition, four core holes for geotechnical purposes were drilled into designed pit walls. As of the end of November 2011 (the end of the drilling season), 70 core holes had been drilled into the Awak Mas deposit for 5,129.6 meters, including the four geotechnical core drill holes, six exploration core holes had been drilled into the Rutuk area for 258 meters and nine exploration core holes had been drilled in the Salu Bulo area for 899.6 meters. Exploration drilling resumed in February 2012.

Subsequent Events—

  •
  On January 1, 2012, we granted 300,000 restricted stock units ("RSUs") to certain employees. The terms of the restricted stock units agreement provide that the vesting period for the RSUs is at least one year and that the RSUs will vest when the average adjusted value of our Common Shares (or shares plus dividends or distribution value) measured over any consecutive 30-day period is two times the closing trading price of the Common Shares as listed on the New York Stock Exchange American Exchange ("NYSE AMEX") on November 2, 2011 of $3.78 per share. The adjusted value is the closing trading price of the Common Shares as listed on the NYSE AMEX (on any given day) divided by one (1) plus the percentage change (increase/decrease) from date the RSUs were granted to the current date of the average of the AMEX Gold Basket of Unhedged Gold Stocks Index ("HUI") and the Philadelphia Gold and Silver Sector Index ("XAU"). In the event the share-price vesting provision is met prior to the end of one year, the RSUs will vest at the end of one year regardless of the share price at that time.

  •
  On January 3, 2012, we announced that effective January 1, 2012, Frederick H. Earnest, President and Chief Operating Officer of the Corporation was appointed to the role of Chief Executive Officer. Mr. Earnest's new title is President and Chief Executive Officer of the Corporation. Mr. Earnest's appointment follows the retirement of Michael B. Richings as Executive Chairman and Chief Executive Officer of the Corporation. Mr. Richings will continue to be actively involved with Vista in his role as a director and the Chairman of the Corporation's Board of Directors.

  •
  On January 19, 2012, we announced the results of the initial drilling program for the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico, which was initiated in November 2011. With the results of the first 10 core holes, we have begun to achieve our objectives of: (i) obtaining core for metallurgical testing from the stockwork that is the host for the project's current reported estimated resource in support of a planned Preliminary Economic Assessment ("PEA"); (ii) testing for the potential for high gold and silver grades in the underlying low-sulfidation epithermal vein systems, with hole 11GW-001 intersecting 1.5 meters of 5.46 g/t gold and 645.7 g/t silver at 60 meters below surface; and (iii) confirming the historic reverse circulation drill results with diamond core drilling. See the section heading "Item 2. Properties—Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico" above.

  •
  On February 3, 2012, Republic Gold Ltd. announced that it had suspended operations in Bolivia at the Amayapampa gold project pending regulatory and policy certainty specifically related to the nationalization of mining assets and the implications of the (draft) mining code. Republic Gold Ltd. stated that it will assess its options in Bolivia, which may include the sale of its assets. See "Item 8—Consolidated Financial Statements—Note 3" for further discussion regarding Vista's interest in the Amayapampa project.

  •
  On February 7, 2012, we announced that the Corporation had entered into an Earn-in Right Agreement (the "Earn-in Right Agreement") with Mexico-based Invecture Group, S.A. de C.V. ("Invecture") with respect to Vista's Concordia gold project in Baja California Sur, Mexico. Invecture is the owner of Frontera Copper Corporation, which owns and operates the Piedras Verdes Copper Mine in the Mexican State of Sonora. Vista holds the Concordia gold project through its wholly-owned, Mexican subsidiary, Desarrollos Zapal, S.A. de C.V. ("DZ Mexico"). Under the terms of the Earn-in Right Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest (subject to adjustment) in DZ Mexico (the "Earn-in Right"). The Earn-in Right will expire if not exercised by February 7, 2014, subject to extension in certain circumstances (the "Earn-in Period"). The Earn-in Right Agreement provides that during the Earn-in Period, Invecture will, at its sole expense, manage and operate the Concordia gold project and will undertake all commercially reasonable efforts to obtain the CUSF and the Authorization of Environmental Impact which are required to develop the project.

    The Earn-in Right Agreement provides that the exercise of the earn-in right by Invecture is conditional upon, among other things: (i) receipt of the CUSF and the Authorization of Environmental Impact; (ii) the completion of a feasibility report on the Concordia gold project that updates the existing feasibility report with respect to costs; (iii) Invecture funding the Concordia gold project during the Earn-in Period; and (iv) Invecture making an additional payment of $20,000 to DZ Mexico, which amount will be used to repay intercompany loans owed by DZ Mexico to Vista.

    During the Earn-in Period and subject to the terms of the Earn-in Right Agreement, Vista will holds 40% of the DZ Mexico shareholder voting rights. The remaining 60% of the DZ Mexico shareholder voting rights are held in a trust that will be instructed by representatives of Vista and Invecture. Upon Invecture's exercise of the Earn-in Right, Vista will continue to hold a 40% interest (subject to adjustment) in DZ Mexico and the Concordia gold project.

    As part of the Earn-in Right Agreement, DZ Mexico has transferred all of its other material assets, including the mill equipment acquired by Vista for the Concordia gold project in 2008 and the Guadalupe de los Reyes gold/silver project, to other entities in the Vista group of companies. Vista has granted Invecture the option to cause DZ Mexico to acquire the mill equipment for $16,000 plus storage, insurance and transportation costs and any applicable taxes. This option is exercisable by Invecture until February 7, 2013.

  •
  On February 14, 2012, Midas Gold announced that it completed a private placement financing of a total of 9,085,000 special warrants at a price of C$4.45 ($4.45 based on the exchange rate on February 14, 2012) for aggregate proceeds of C$40,428 ($40,448 based on the exchange rate on February 14, 2012). Following completion of this private placement, Vista and Vista US together hold 31,802,615 Midas Gold Shares representing approximately 27.8% (basic) and 25.4% (fully diluted basis) of the issued and outstanding Midas Gold Shares. See "Item 8—Consolidated Financial Statements—Note 7" for further discussion regarding Vista's investment in Midas Gold.

  •
  On February 27, 2011, we announced the positive results from our drilling program, which is in progress at our Guadalupe de los Reyes gold/silver project that confirm our hypothesis that there is potential for high grade gold and silver mineralization in the district. See the section heading "Item 2. Properties—Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico" above.

  •
  On March 12, 2012, we announced initial results from our resource conversion drilling program, which is in progress at our Mt. Todd gold project. In addition, we announced our decision to build a project development team and to evaluate the potential for a larger project as our definitive feasibility study nears completion. See the section heading "Item 2 — Properties, Mt. Todd Gold Project, Northern Territory, Australia" above.

Significant Accounting Policies and Recent Accounting Pronouncements

Significant accounting policies

Basis of Presentation

We have, from our inception until December 31, 2010, reported to securities regulators in both Canada and the U.S. using Canadian generally accepted accounting principles ("GAAP") financial statements with reconciliation to U.S. GAAP. However, a change in the position of the United States Securities and Exchange Commission ("SEC") in late 2009 required Canadian companies, such as Vista, that do not qualify as foreign private issuers to file their financial statements in the U.S. using U.S. GAAP for periods beginning after December 31, 2010. Therefore, we have retrospectively adopted U.S. GAAP effective January 1, 2011 for all U.S. and Canadian filings. Canadian securities regulators announced that they will continue to accept financial statements prepared in accordance with U.S. GAAP.

A comparison of our December 31, 2011 and 2010 balance sheets in U.S. GAAP to our balance sheet at December 31, 2010 as reported in Canadian GAAP is as follows:

	U.S. GAAP December 31, 2011	U.S. GAAP December 31, 2010	Canadian GAAP December 31, 2010
Assets:
Cash and cash equivalents	$17,873	$39,838	$39,838
Mineral properties(1)	16,517	16,622	54,195
Other assets	146,213	26,512	26,409

Total assets	$180,603	$82,972	$120,442

Liabilities	$39,380	$24,630	$24,135
Shareholders' equity(1)	141,223	58,342	96,307

Total liabilities and shareholders' equity	$180,603	$82,972	$120,442

Note:

(1)
The decrease in mineral properties and increase in the shareholders' equity during exploration stage is due to the conversion to U.S. GAAP from Canadian GAAP. In accordance with U.S. GAAP, our property acquisition costs, including directly related acquisition costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred. Under Canadian GAAP, however, both acquisition costs and exploration expenditures had been capitalized when incurred.

Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include capital costs of projects, mine closure and reclamation obligations, useful lives for asset depreciation purposes, impairment of mineral properties, deferred income taxes, valuation of investments and the calculation of stock-based compensation. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand balances held with banks and certificates of deposit all with maturities of three months or less when purchased.

Marketable Securities

We classify marketable securities as available-for-sale. Accordingly, these securities are carried at fair value with unrealized gains and losses being reported in other comprehensive income until such time that the securities are disposed of or become impaired. At that time, any gains or losses will then be realized and reported in our Consolidated Statement of Income/(Loss). We use the specific identification method for determining carrying value in computing realized gains and losses on sales of investment securities. We evaluate investments in a loss position to determine if such a loss is other-than-temporary. If so, such loss will be recognized and reported during that period.

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

Stock-Based Compensation

We record compensation expense on the granting of all stock-based compensation awards, including stock options grants, restricted stock units grants and restricted stock awards grants, calculated using the fair-value method. We use the Hull-White Trinomial method of determining the fair value of the stock option on the date of the grant. When an option is granted, the fair value of the immediately vested portion is expensed and included within the stock-based compensation balance within shareholders' equity. As to the options vesting, the fair value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. When an option is exercised, the grant-date fair value of the options is transferred to common stock. When options are cancelled, the vested fair-value balance of the stock options is transferred to additional paid-in capital. When stock options are forfeited prior to becoming fully vested, any expense previously recorded is reversed through income. When options expire, the related fair value is transferred to additional paid-in capital.

We use the fair-value method of determining the fair value of restricted stock units and restricted stock awards on the date of grant. The fair value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. Certain restricted stock units vest upon the achievement of specified performance and market criterion, but not to be less than one year. On a quarterly basis, management, using the best information available through that time, assesses the probability of achieving those performance and market milestones in determining the appropriate vesting period for the purpose of recording the expense associated with those restricted stock units. On the date of vesting, the grant-date fair value of the restricted stock units or restricted stock awards is transferred to common stock. When restricted stock units or restricted stock awards are forfeited prior to vesting, any expense previously recorded is reversed through income.

Foreign Currency Exchange Gains or Losses

Our functional currency is the U.S. dollar. All of our foreign subsidiaries are direct and integral components of Vista and are dependent upon the economic environment of our functional currency. Therefore, the functional currency of our foreign entities is considered to be the U.S. dollar in accordance with the Accounting Standards Codification ("ASC") Topic 830, "Foreign Currency Matters," and accordingly, translation gains and losses are reported in the loss for that period. Assets and liabilities of these foreign operations are translated using period-end exchange rates and revenues and expenses are translated using average exchange rates during each period.

Income Taxes

We provide for income taxes using the liability method of tax allocation. Under this method, deferred income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities using enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse.

Deferred tax is measured at the tax rates that are expected to apply in the period when the asset is realized or the liability is settled, based on tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax is recognized as income or an expense and included in the profit or loss for the period, except when it arises from a transaction that is recognized directly in equity, in which case the deferred tax is also recognized directly in equity, or when it arises from a business combination that is an acquisition, in which case the deferred tax is included in the resulting goodwill or the amount of any excess of the acquirer's interest in the net fair value of the acquiree's identifiable assets, liabilities and contingent liabilities over the cost of the combination.

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

Net Income/(Loss) Per Share

Basic income/(loss) per share amounts are calculated by using the weighted average number of common shares outstanding during the period. Diluted income/(loss) per share amounts reflect the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted unless their inclusion would be anti-dilutive.

Subsequent Events

We have evaluated events, if any, which occurred subsequent to December 31, 2011 to ensure that such events have been properly reflected in these consolidated financial statements.

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

Fair Value Accounting

In January 2010, the ASC guidance for fair-value measurements and disclosures was updated to require enhanced detail in the Level 3 reconciliation, which includes financial instruments valued using management's judgment and estimations. The updated guidance became effective for our fiscal year that began on January 1, 2011. Adoption of this guidance had no impact on our consolidated financial statements for the year ending December 31, 2011.

In May 2011, the Financial Accounting Standards Board ("FASB") issued additional guidance to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The guidance is effective for us in 2012 and should be applied prospectively. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present the components of other comprehensive income as part of the statement has been eliminated. This guidance is effective for us in the first quarter of 2012 and should be applied prospectively. Our presentation of comprehensive income already complies with this new guidance.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Supplementary Data

For the required supplementary data, please see the section heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Quarterly Results and 4th Quarter Review" above.

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2011. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, at December 31, 2011, the Company's internal control over financial reporting was effective.

The effectiveness of the Company's assessment of internal control over financial reporting at December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders of Vista Gold Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income/(loss) and comprehensive income/(loss), shareholders' equity and cash flows present fairly, in all material respects, the financial position of Vista Gold Corp. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of operations and cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A of the Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Chartered Accountants

Vancouver, British Columbia
March 14, 2012

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	As at December 31,
	2011	2010
	(Dollar amounts in U.S. dollars and in thousands, except shares)
Assets:
Current assets:
Cash and cash equivalents	$17,873	$39,838
Restricted cash (Note 5)	134	—
Marketable securities (Note 4)	986	1,703
Other current assets	1,177	1,084

Total current assets	20,170	42,625

Non-current assets:
Mineral properties (Note 5)	16,517	16,622
Plant and equipment (Note 6)	19,232	18,809
Amayapampa interest (Note 3)	4,813	4,813
Long-term investments (Note 7)	119,871	—
Deferred debt issuance costs	—	103

Total non-current assets	160,433	40,347

Total assets	$180,603	$82,972

Liabilities and Shareholders' Equity:
Current liabilities:
Convertible notes (Note 8)	$—	$23,000
Accounts payable	757	147
Accrued interest payable	—	109
Accrued liabilities and other	2,466	1,374

Total current liabilities	3,223	24,630

Non-current liabilities:
Other long-term liabilities	635
Deferred tax liability, net (Note 18)	35,522	—

Total non-current liabilities	36,157	—

Total liabilities	39,380	24,630

Shareholders' equity:
Capital stock, no par value—unlimited shares authorized; shares outstanding: 2011—71,503,883 and 2010—61,919,752 (Note 9)	380,119	349,719
Stock-based compensation (Note 11)	5,065	4,695
Warrants (Note 10)	10,876	10,721
Additional paid-in capital (Note 12)	8,729	7,565
Accumulated other comprehensive income (Note 13)	175	929
Accumulated deficit during exploration stage	(263,741)	(315,287)

Total shareholders' equity	141,223	58,342

Total liabilities and shareholders' equity	$180,603	$82,972

Commitments and contingencies—Note 15
Subsequent events—Note 22

Approved by the Board of Directors

/s/ John M. Clark John M. Clark Director	/s/ C. Thomas Ogryzlo C. Thomas Ogryzlo Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

	Years ended December 31,			Cumulative during Exploration Stage
	2011	2010	2009
	(Dollar amounts in U.S. dollars and in thousands, except share and per share data)
Operating income and (expenses):
Exploration, property evaluation and holding costs	$(21,774)	$(13,447)	$(6,883)	$(58,124)
Corporate administration and investor relations	(6,375)	(4,283)	(4,595)	(32,947)
Depreciation and amortization	(420)	(288)	(262)	(1,340)
Gain/(loss) on extinguishment of convertible debt	—	(1,633)	415	(1,218)
Gain/(loss) on currency translation	109	112	118	(54)
Gain/(loss) on disposal of mineral property, net (Note 7)	77,803	—	(131)	79,664

Total operating income/(loss)	49,343	(19,539)	(11,338)	(14,019)

Non-operating income and (expenses):
Gain/(loss) on sale of marketable securities	459	281	6,829	7,802
Unrealized gain on long-term investments (Note 7)	37,347	—	—	37,347
Write down of marketable securities	(158)	—	(123)	(1,007)
Interest income	49	131	104	2,812
Interest expense	(120)	(1,061)	(1,523)	(4,096)
Other income/(expense)	148	168	99	(5,108)

Total non-operating income/(loss)	37,725	(481)	5,386	37,750

Income/(loss) from continuing operations before income taxes	87,068	(20,020)	(5,952)	23,731
Deferred income tax (expense)	(35,522)	—	—	(35,522)

Income/(loss) from continuing operations after income taxes	51,546	(20,020)	(5,952)	(11,791)
Loss from discontinued operations	—	—	—	(12,863)

Net income/(loss)	$51,546	$(20,020)	$(5,952)	$(24,654)

Other comprehensive income/(loss), net of tax:
Unrealized fair-value increase/(decrease) on available-for-sale securities	754	252	(4,737)

Comprehensive income/(loss)	$52,300	$(19,768)	$(10,689)

Earnings per share:
Basic:
Weighted average number of shares outstanding (Note 14)	68,457,885	47,335,571	37,268,400
Income/(loss) per share	$0.75	$(0.42)	$(0.16)
Diluted:
Weighted average number of shares outstanding (Note 14)	69,295,947	47,335,571	37,268,400
Income/(loss) per share	$0.74	$(0.42)	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock	Stock-based compensation	Warrants	Additional paid-in capital	Deficit	Accumulated other comprehensive income	Total shareholders' equity
	(Dollar amounts in U.S. dollars and in thousands, except share and per share data)
Balances at December 31, 2008	$300,657	$4,161	$336	$6,772	$(289,315)	$5,413	$28,024
Equity financing, net of transaction costs	20,369	—	—	—	—	—	20,369
Stock options exercised	287	(42)	—	—	—	—	245
Stock options expensed	—	888	—	—	—	—	888
Stock options expired	—	(90)	—	90	—	—	—
Other comprehensive loss	—	—	—	—	—	(4,737)	(4,737)
Net income	—	—	—	—	(5,952)	—	(5,952)

Balances at December 31, 2009	$321,313	$4,917	$336	$6,862	$(295,267)	$676	$38,837
Equity financing, net of transaction costs	22,680	—	9,329	—	—	—	32,009
Stock options exercised	80	(27)	—	—	—	—	53
Stock options expensed	—	382	—	—	—	—	382
Stock options expired	—	(703)	—	703	—	—	—
Restricted stock units expensed	—	126	—	—	—	—	126
Convertible debt repurchase	5,646	—	—	—	—	—	5,646
Warrants issued	—	—	1,056	—	—	—	1,056
Warrants exercised		—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	253	253
Net income	—	—	—	—	(20,020)	—	(20,020)

Balances at December 31, 2010	$349,719	$4,695	$10,721	$7,565	$(315,287)	$929	$58,342
Equity financing, net of transaction costs	28,396		588	—	—	—	28,984
Stock options exercised	1,313	(430)	—	—	—	—	883
Stock options expensed	—	1,496	—	—	—	—	1,496
Stock options expired	—	(828)	—	828	—	—	—
Restricted stock units exercised	392	(392)	—	—	—	—	—
Restricted stock units expensed	—	524	—	—	—	—	524
Cash paid in lieu of capital stock issuances	(107)	—	—	—	—	—	(107)
Warrants expired	—	—	(336)	336	—	—	—
Warrants exercised	406	—	(97)	—	—	—	309
Other comprehensive loss	—	—	—	—	—	(754)	(754)
Net income	—	—	—	—	51,546	—	51,546

Balances at December 31, 2011	$380,119	$5,065	$10,876	$8,729	$(263,741)	$175	$141,223

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Cumulative during exploration stage
	2011	2010	2009
	(Dollar amounts in U.S. dollars and in thousands)
Cash flows from operating activities:
Net income/(loss) for the period	$51,546	$(20,020)	$(5,952)	$(24,654)
Adjustments to reconcile income/(loss) for the period to net cash used in operations:
Depreciation and amortization	420	288	262	1,340
Stock-based compensation	2,020	508	888	7,060
Gain on disposal of marketable securities	(459)	(281)	(6,829)	(7,802)
(Gain)/loss on extinguishment of convertible notes	—	1,633	(415)	1,218
Accrued interest and accretion of interest	120	273	263	4,096
(Gain)/loss on disposal of mineral property	(78,072)	—	131	(79,933)
Common stock issued for interest	—	603	—	1,841
Unrealized gain on long-term investments	(37,347)	—	—	(37,347)
Write down of marketable securities	158	—	123	1,007
Deferred tax expense	35,522	—	—	35,522
Other non-cash items	—	5	417	1,304
Change in working capital account items:
Other current assets	(93)	(575)	84	(1,439)
Accrued interest payable	(504)	(25)	(7)	(8,090)
Accounts payable, accrued liabilities and other	1,699	498	136	915

Net cash used in operating activities	(24,990)	(17,093)	(10,899)	(104,962)
Cash flows from investing activities:
Purchases of marketable securities	(329)	(332)	(83)	(1,688)
Proceeds from sales of marketable securities	592	313	9,055	11,049
Acquisition of long-term investments	(3,632)	—	—	(3,632)
Proceeds from sales of short-term investments	—	250	(250)	—
Additions to mineral property	(704)	(2,240)	(1,940)	(7,647)
Additions to plant and equipment	(971)	(355)	(476)	(20,443)
Proceeds from additional option agreement	1,000	—	—	1,000
Proceeds on disposal of mineral property	—	—	188	188
Proceeds on disposal of plant and equipment	—	—	—	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	—	—	—	(24,517)

Net cash provided by/(used in) investing activities	(4,044)	(2,364)	6,494	(45,638)
Cash flows from financing activities:
Net proceeds from equity financings	28,984	33,067	20,369	137,070
Repayment of convertible notes	(23,000)	(2,233)	(866)	(26,108)
Proceeds from exercise of warrants	309	—	—	39,329
Proceeds from exercise of stock options	883	53	44	3,974
Issuance of convertible notes	—	—	—	28,345
Cash paid in lieu of capital stock issuances	(107)	—	—	(107)
Transaction costs	—	—	—	(1,841)

Net cash provided by financing activities	7,069	30,887	19,547	180,662
Increase/(decrease) in cash and cash equivalents	(21,965)	11,430	15,142	30,062
Decrease in cash and cash equivalents—discontinued operations	—	—	—	(12,863)

Net increase/(decrease) in cash and cash equivalents	(21,965)	11,430	15,142	17,199
Cash and cash equivalents, beginning of period	39,838	28,408	13,266	674

Cash and cash equivalents, end of period	$17,873	$39,838	$28,408	$17,873

Supplemental cash flow information—Note 17

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

1. Nature of Operations

Vista Gold Corp. and its subsidiaries (collectively, "Vista," the "Corporation," "we," "our" or "us") operate in the mining industry and are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production, as well as the realization of market value of our assets. As such, we are considered an Exploration Stage Enterprise. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling, and/or technical studies resulting changes to the operating assumptions underlying previous engineering work.

We are continuing to move our more advanced projects through technical, engineering and feasibility studies so that production decisions can be made on those projects.

2. Significant Accounting Policies and United States Generally Accepted Accounting Principles ("U.S. GAAP")

Principles of Consolidation

The consolidated interim financial statements of Vista consolidate the accounts of entities in which we have a controlling financial interest under the voting control model. All intercompany balances and transactions have been eliminated in the consolidated financial statements. Our subsidiaries and percentage ownership in these entities are:

Ownership
Vista Gold U.S., Inc. and its subsidiary	100%
Vista California, LLC	100%
Granges Inc.	100%
Desarrollas Zapal Holding Corp. and its subsidiaries	100%
Desarrollas Zapal S.A. de C.V. (1% owned by Granges Inc.) and its subsidiaries	99%
Servicios Administrativos MPA S.A. de C.V. (1% owned by Granges Inc.)	99%
Servicios Industriales MPA S.A. de C.V. (1% owned by Granges Inc.)	99%
Vista Gold (Barbados) Corp. and its wholly-owned subsidiary	100%
Salu Siwa Pty. Ltd and its subsidiary	100%
PT Masmindo Dwi (1% owned by Vista Gold (Barbados) Corp.)	99%
Vista Minerals (Barbados) Corp. and its wholly-owned subsidiary	100%
Vista Gold Australia Pty Ltd.	100%
Minera Gold Stake Holdings Corp. (name changed from Vitliq Holdings Corp. effective January 23, 2012)	100%
Minera Gold Stake S.A. de C.V. (name changed from Vitliq S.A. de C.V. effective January 23, 2012) (1% owned by Granges Inc.)	99%

Basis of Presentation

We have, from our inception until December 31, 2010, reported to securities regulators in both Canada and the U.S. using Canadian generally accepted accounting principles ("Canadian GAAP") financial statements with reconciliation to U.S. generally accepted accounting principles ("U.S. GAAP"). However, a change in the position of the United States Securities and Exchange Commission ("SEC") in late 2009 required Canadian companies, such as Vista, that do not qualify as foreign private issuers to file their financial statements in the U.S. using U.S. GAAP for periods beginning after December 31, 2010. Therefore, we have retrospectively adopted U.S. GAAP effective January 1, 2011 for all U.S. and Canadian filings. Canadian securities regulators announced that they will continue to accept financial statements prepared in accordance with U.S. GAAP.

A comparison of our December 31, 2011 and 2010 balance sheets in U.S. GAAP to our balance sheet at December 31, 2010 as reported in Canadian GAAP is as follows:

	U.S. GAAP December 31, 2011	U.S. GAAP December 31, 2010	Canadian GAAP December 31, 2010
Assets:
Cash and cash equivalents	$17,873	$39,838	$39,838
Mineral properties(1)	16,517	16,622	54,195
Other assets	146,213	26,512	26,409

Total assets	$180,603	$82,972	$120,442

Liabilities	$39,380	$24,630	$24,135
Shareholders' equity(1)	141,223	58,342	96,307

Total liabilities and shareholders' equity	$180,603	$82,972	$120,442

Note:

(1)
The decrease in mineral properties and increase in the shareholders' equity during exploration stage is due to the conversion to U.S. GAAP from Canadian GAAP. In accordance with U.S. GAAP, our property acquisition costs, including directly related acquisition costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred. Under Canadian GAAP, however, both acquisition costs and exploration expenditures had been capitalized when incurred.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include capital costs of projects, mine closure and reclamation obligations, useful lives for asset depreciation purposes, impairment of mineral properties, deferred income taxes, valuation of investments and the calculation of stock-based compensation. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand balances held with banks and certificates of deposit all with maturities of three months or less when purchased.

Marketable Securities

We classify marketable securities as available-for-sale. Accordingly, these securities are carried at fair value with unrealized gains and losses being reported in other comprehensive income until such time that the securities are disposed of or become impaired. At that time, any gains or losses will then be realized and reported in our

Consolidated Statement of Income/(Loss). We use the specific identification method for determining carrying value in computing realized gains and losses on sales of investment securities. We evaluate investments in a loss position to determine if such a loss is other-than-temporary. If so, such loss will be recognized and reported during that period.

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

Stock-Based Compensation

We record compensation expense on the granting of all stock-based compensation awards, including stock options grants, restricted stock units grants and restricted stock awards grants, calculated using the fair-value method. We use the Hull-White Trinomial method of determining the fair value of the stock option on the date of the grant. When an option is granted, the fair value of the immediately vested portion is expensed and included within the stock-based compensation balance within shareholders' equity. As to the options vesting, the fair value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. When an option is exercised, the grant-date fair value of the options is transferred to common stock. When options are cancelled, the vested fair-value balance of the stock options is transferred to additional paid-in capital. When stock options are forfeited prior to becoming fully vested, any expense previously recorded is reversed through income. When options expire, the related fair value is transferred to additional paid-in capital.

We use the fair-value method of determining the fair value of restricted stock units and restricted stock awards on the date of grant. The fair value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. Certain restricted stock units vest upon the achievement of specified performance and market criterion, but not to be less than one year. On a quarterly basis, management, using the best information available through that time, assesses the probability of achieving those performance and market milestones in determining the appropriate vesting period for the purpose of recording the expense associated with those restricted stock units. On the date of vesting, the grant-date fair value of the restricted stock units or restricted stock awards is transferred to common stock. When restricted stock units or restricted stock awards are forfeited prior to vesting, any expense previously recorded is reversed through income.

Foreign Currency Exchange Gains or Losses

Our functional currency is the U.S. dollar. All of our foreign subsidiaries are direct and integral components of Vista and are dependent upon the economic environment of our functional currency. Therefore, the functional currency of our foreign entities is considered to be the U.S. dollar in accordance with the Accounting Standards Codification ("ASC") Topic 830, "Foreign Currency Matters," and accordingly, translation gains and losses are reported in the loss for that period. Assets and liabilities of these foreign operations are translated using period-end exchange rates and revenues and expenses are translated using average exchange rates during each period.

Income Taxes

We provide for income taxes using the liability method of tax allocation. Under this method, deferred income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities using enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse.

Deferred tax is measured at the tax rates that are expected to apply in the period when the asset is realized or the liability is settled, based on tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax is recognized as income or an expense and included in the profit or loss for the period, except when it arises from a transaction that is recognized directly in equity, in which case the deferred tax is also recognized directly in equity, or when it arises from a business combination that is an acquisition, in which case the deferred tax is included in the resulting goodwill or the amount of any excess of the acquirer's interest in the net fair value of the acquiree's identifiable assets, liabilities and contingent liabilities over the cost of the combination.

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

Net Income/(Loss) Per Share

Basic income/(loss) per share amounts are calculated by using the weighted average number of common shares outstanding during the period. Diluted income/(loss) per share amounts reflect the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted unless their inclusion would be anti-dilutive.

Subsequent Events

We have evaluated events, if any, which occurred subsequent to December 31, 2011 to ensure that such events have been properly reflected in these consolidated financial statements.

Recent Accounting Pronouncements

Business Combinations

In December 2010, ASC guidance for business combinations was updated to clarify existing guidance that requires a public entity to disclose pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period only. The update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The updated guidance became effective for our fiscal year that began on January 1, 2011. Adoption of this guidance had minimal impact on our consolidated financial position, results of operations or cash flows.

Fair Value Accounting

In January 2010, the ASC guidance for fair-value measurements and disclosures was updated to require enhanced detail in the Level 3 reconciliation, which includes financial instruments valued using management's judgment and estimations. The updated guidance became effective for our fiscal year that began on January 1, 2011. Adoption of this guidance had minimal impact on our consolidated financial statements for year ended December 31, 2011.

In May 2011, the Financial Accounting Standards Board ("FASB") issued additional guidance to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The guidance is effective for us in 2012 and should be applied prospectively. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present the components of other comprehensive income as part of the statement has been eliminated. This guidance is effective for us in the first quarter of 2012 and should be applied prospectively. Our presentation of comprehensive income already complies with this new guidance.

3. Amayapampa Interest

On April 7, 2008, we entered into an agreement to dispose of our wholly-owned subsidiary Vista Gold (Antigua) Corp. ("Vista Gold Antigua") to Republic Gold Limited ("Republic"). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay to us a total amount of $3,000 in three payments of $1,000. The first of these payments will be due and payable upon the start of commercial production (as defined in the purchase and sale agreement) at the Amayapampa gold project followed by $1,000 payments on each of the first and second anniversaries of the start of commercial production. In addition, Republic agreed to pay to us a net smelter return royalty ("NSR") on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. When the price of gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable; when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable; and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces, and no NSR payments are due to us if the gold price is below $500 per ounce.

The Amayapampa interest is considered a financial instrument and as such has been accounted for at its fair value of $4,813 based on probability-weighted cash flow scenarios and assumptions, including future gold prices, estimated gold production and the timing of commencement of commercial production. See Note 16—Fair Value of Financial Instruments below for further discussion.

On February 3, 2012, Republic announced that it has suspended operation in Bolivia at the Amayapampa gold project pending regulatory and policy certainty specifically related to the nationalization of mining assets and the implications of the Bolivian Draft Mining Code. Republic stated that it will assess its option in Bolivia, which may include the sale of its assets. As of December 31, 2011, we evaluated the carrying cost of the Amayapampa interest based upon the probability-weighted cash flows taking into account a higher probability that the project may never go into production or commercial production may be delayed due to the political risks described above. Our evaluation also considered recent trends in future gold prices and updated gold production estimates published by an independent third party consulting firm in January 2011. Based upon the recent upward trend in long-term gold prices and higher estimated gold production specified in third party technical reports, we concluded that no impairment was required as of December 31, 2011.

4. Marketable Securities

	At December 31, 2011			At December 31, 2010
	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain	Fair value
Esperanza Silver Corp.	$10	$99	$109	$10	$203	$213
Black Isle Resources	36	—	36	50	13	63
Nevgold Resources Corp.	87	55	142	87	205	292
Sprott Resources Corp.	139	75	214	220	150	370
Canadian Phoenix	81	14	95	99	12	111
Other	458	(68)	390	308	346	654

	$811	$175	$986	$774	$929	$1,703

During the year ended December 31, 2011, we determined that certain of our securities had become impaired. The write down of $158 has been included in our Consolidated Statements of Income/(Loss). There were no such write downs during the year ended December 31, 2010.

5. Mineral Properties

	2010	2011
	December 31,	Acquisition costs	Option payments	Capitalized Interest	Cost recovery	Disposals	Year to date activity	December 31,
Long Valley, United States	$750	$—	$—	$—	$—	$—	$—	$750
Yellow Pine, United States	800	—	—	—	—	(800)	(800)	—
Concordia, Mexico	8,588	1,286	50	379	—	—	1,715	10,303
Guadalupe de los Reyes, Mexico	2,752	—	—	—	—	—	—	2,752
Awak Mas, Indonesia	1,586	—	—	—	(1,020)	—	(1,020)	566
Mt. Todd, Australia	2,146	—	—	—	—	—	—	2,146

	$16,622	$1,286	$50	$379	$(1,020)	$(800)	$(105)	$16,517

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

The recoverability of the carrying values of our mineral properties is dependent upon the successful start-up and commercial production from, or the sale or lease of, these properties, and upon economic reserves being discovered or developed on the properties. Development and/or start-up of any of these projects will depend on, among other things, management's ability to raise additional capital for these purposes. Although we have been successful in raising such capital in the past, there can be no assurance that we will be able to do so in the future.

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

(a)   Long Valley

We entered into an option agreement in January 2003, with Standard Industrial Minerals, Inc. ("Standard"), to acquire Standard's 100% interest in the Long Valley gold project in east central California, for an aggregate purchase price of $750.

(b)   Yellow Pine

In November 2003, Idaho Gold Resources LLC, an indirect, wholly-owned subsidiary of Vista Gold entered into an option to purchase agreement for a nine-year option to purchase 100% of the Yellow Pine gold project.

In April 2011, we completed the combination with Midas Gold, Inc., a privately held company based in Spokane Valley, Washington whereby each party contributed their respective interests in gold assets in the Yellow Pine—Stibnite District located in Valley County, Idaho to Midas Gold Corp. The combination extinguished a 5.0% net smelter return royalty on Vista's Yellow Pine gold project, which royalty is currently held by Midas Gold Corp. See Note 7.

(c)   Concordia

We acquired 100% of the Concordia gold project in Mexico from Viceroy Resource Corporation in August 2002. The total acquisition cost of this project included cash payments of $786 for acquisition and related costs, the issuance of 303,030 equity units with a fair value of $1,212 and a cash payment of $320 in August 2003. In September 2011, the Company acquired some additional land from a third party for $1,150 as part of Vista's efforts to advance the Concordia gold project. Vista paid $538 in cash, while the remaining $635 is due upon the achievement of certain milestones and is included in other long-term liabilities in our Consolidated Balance Sheet. See Note 22 for discussion regarding the earn-in agreement entered into during February 2012.

(d)   Guadalupe de los Reyes

In August 2003, we executed an agreement to acquire a 100% interest in the Guadalupe de los Reyes gold/silver project in Sinaloa State, Mexico and a data package associated with the project and general area, for aggregate consideration of $1,400 and a 2% net smelter return royalty. A 2% net smelter return royalty is held by the previous owner and may be acquired by us at any time for $1,000.

In January 2008, we completed the acquisition of interests in various mineral properties adjacent to our Guadalupe de los Reyes gold/silver project in Mexico. Under the terms of the agreement, we: (a) paid Grandcru Resource Corporation ("Grandcru") total cash consideration of $452; and (b) issued to Grandcru and the San Miguel Group, in aggregate, our Common Shares with a value of $1,000 (amounting to 213,503 Common Shares) on closing. We agreed to pay a 2% net smelter return royalty on all minerals produced payable to the San Miguel Group on the mining concessions known as the San Miguel Concessions. We agreed to pay San Luis a 1% net smelter return royalty on mining concessions known as the San Luis Concessions and the San Miguel Concessions, and 2% to 3% net smelter return royalty depending on the gold price on our mining concessions known as the Gaitan Concessions. Certain of the San Luis Concessions are subject to a pre-existing underlying royalty of 3% net smelter return royalty payable to Sanluis Corporacion, S.A. de C.V.

(e)   Awak Mas

In April 2005, we completed our acquisition of the Awak Mas gold project in Sulawesi, Indonesia, pursuant to the exercise of our option to purchase the deposit for a purchase price of $1,500.

In December 2009, Pan Asia Resources Corp. ("Pan Asia") and our subsidiary Vista Gold (Barbados) Corp. ("Vista Barbados") executed a joint venture agreement ("JV Agreement") allowing Pan Asia to earn a 60% interest in the project by: (a) expending $3,000 on the project within a specified period of time; (b) completing an environmental impact assessment and feasibility study (in compliance with NI 43-101); and (c) issuing to Vista 2,000,000 shares of Pan Asia and the right to purchase up to an additional 2,000,000 shares of Pan Asia in the event Pan Asia completes an initial public offering of its shares. The 2,000,000 shares of Pan Asia received under the JV agreement were subsequently exchanged for substantially equivalent shares of One Asia Resources Ltd.

In June 2011, Vista Barbados entered into the Additional Option Agreement with Pan Asia. The Additional Option Agreement provides Pan Asia with the opportunity to earn an additional 20% interest in our Awak Mas gold project in Indonesia after it has earned a 60% interest in the project pursuant to the JV Agreement. Pan Asia can acquire the additional 20% interest by (a) making cash payments totaling $2,500 over a nine-month period; (b) issuing shares with a value equal to $2,000 or making a cash payment of $2,000 within 12 months, depending on whether Pan Asia completes an initial public offering; and (c) carrying out a 5,000 meter drilling program in an area outside of the current project resource area within 18 months. In September 2011, the Additional Option Agreement and JV Agreement were assigned from Pan Asia to Awak Mas Holdings Pty. (an affiliate of Pan Asia). During the year ended December 31, 2011, Vista received $1,000 under the Additional Option Agreement and has recorded these proceeds as a cost recovery against the carrying value of the Awak Mas gold project. Any further proceeds received under these option agreements will be applied against the carrying value of the Awak Mas gold project until the carrying value is reduced to zero. Any proceeds received in excess of the carrying value of the project will be recorded as a realized gain in the Consolidated Statement of Income/(Loss).

If Awak Mas Holdings Pty. completes the undertakings required in the JV Agreement and the Additional Option Agreement, it will hold an 80% indirect interest in the Awak Mas gold project.

As of December 31, 2011, we recorded restricted cash of $134 related to cash at the Awak Mas project contributed by Pan Asia but not yet spent for the furtherance of the project.

(f)    Mt. Todd

Effective March 2006, Vista Gold and its subsidiary Vista Gold Australia Pty Ltd. ("Vista Australia") entered into agreements with Ferrier Hodgson, the Deed Administrators for Pegasus Gold Australia Pty Ltd. ("Pegasus"), the government of the Northern Territory of Australia and the Jawoyn Association Aboriginal Corporation ("JAAC") and other parties named therein, subject to regulatory approvals, to purchase a 100% interest in the Mt. Todd gold mine (also known as the Yimuyn Manjerr gold mine) in the Northern Territory, Australia. Under these agreements, we are guarantor of the obligations of our subsidiary Vista Australia.

As part of the agreements, we agreed to pay Pegasus, A$1,000 ($740) and receive a transfer of the mineral leases and certain mine assets; and pay the Northern Territory's costs of management and operation of the Mt. Todd site up to a maximum of approximately A$375 (approximately $278) during the first year of the term (initial term is five years, subject to extensions), and assume site management and pay management and operation costs in following years. Additionally, we issued Common Shares with a value of C$1,000 (amounting to 177,053 Common Shares) to the JAAC as consideration for the JAAC entering into the agreement and for rent for the use of the surface overlying the mineral leases until a decision is reached to begin production. Other agreement terms provide that we will undertake a technical and economic review of the mine and possibly form one or more joint ventures with the JAAC. In June 2006, the transactions contemplated under the agreements were completed and effective, with funds held in escrow released to the ultimate vendors and the Common Shares issued to the JAAC. In November 2010, we, and the Northern Territory government, announced that the agreement has been renewed for an additional five-year period to 2015.

6. Plant and Equipment

	December 31, 2011			December 31, 2010
	Cost	Accumulated depreciation and write downs	Net	Cost	Accumulated depreciation and write downs	Net
Concordia, Mexico	$18,238	$92	$18,146	$18,185	$63	$18,122
Awak Mas, Indonesia	233	171	62	119	91	28
Mt. Todd, Australia	1,660	689	971	1,110	494	616
Corporate, United States	430	377	53	355	312	43

	$20,561	$1,329	$19,232	$19,769	$960	$18,809

7. Long-Term Investments

Midas Gold Corp. Combination

In April 2011, Vista completed a combination (the "Combination") with Midas Gold, Inc. As part of the Combination, each party contributed their respective interests in gold assets in the Yellow Pine-Stibnite District in Idaho to a new Canadian private company named Midas Gold Corp. ("Midas Gold"). In exchange for the contribution of its equity interests in Idaho Gold Holding Company, Vista US was issued 30,402,615 common shares in the capital of Midas Gold ("Midas Gold Shares"). Concurrently with the Combination, Midas Gold completed a private placement of 6,129,800 Midas Gold Shares at a purchase price of C$2.50 ($2.59 based on the exchange rate on April 6, 2011) per share to raise gross proceeds of C$15,325 ($15,876 based on the exchange rate on April 6, 2011) (the "Private Placement"). We purchased 1,400,000 Midas Gold Shares through the Private Placement for an aggregate purchase price of C$3,500 ($3,632 based on the exchange rate on April 6, 2011). Following completion of the Combination and the Private Placement, Vista and Vista US together held 31,802,615 Midas Gold Shares representing as at April 6, 2011 approximately 37.4% (basic) and 34.2% (fully diluted basis) of the issued and outstanding Midas Gold Shares.

On July 14, 2011, Midas Gold successfully completed an initial public offering ("IPO"), issuing 13,930,855 Midas Gold Shares. Midas Gold Shares began trading on the Toronto Stock Exchange ("TSX") under the symbol "MAX." As of September 30, 2011, Midas had 105,241,936 common shares outstanding of which Vista owns 31,802,615 common shares or 30.2% of the issued and outstanding Midas Gold Shares.

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

The Midas Gold Shares are currently subject to a contractual restriction on transfer from the date of Midas Gold's IPO, which was July 14, 2011. Because management intends on holding this investment for the long term, we have classified our investment in the Midas Gold Shares as a long-term investment.

Summarized financial information for Midas as of September 30, 2011 and for the twelve months then ended, which represents Midas Gold's latest available financial data as of the filing date of this annual report, prepared in accordance with International Financial Reporting Standards for interim financial statements is as follows. The Company will file an amendment to this annual report once the annual financial information for Midas Gold is available.

September 30, 2011
Assets
Current assets
Cash and cash equivalents	$51,250
Prepaid and other assets	293

Total current assets	51,543

Non-current assets
Buildings and equipment	1,302
Exploraiton and evaluation assets	102,019
Other non-current assets	18

Total non-current assets	103,339

Total assets	$154,882

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$3,058
Current portion of notes payable	178
Accrued interest	9

Total current liabilities	3,245

Long-term portion of notes payable	566
Shareholders' equity
Share capital	155,482
Equity reserve	7,574
Deficit	(11,985)

Total shareholders' equity	151,071

Total liabilities and shareholders' equity	$154,882

	Three Months Ended
	September 30, 2011	June 30, 2011	March 30, 2011	December 31, 2010
Operating income/(expense)	$(2,988)	$(3,349)	$(982)	$(188)
Other income/(expense)	(3,768)	(52)	5	4

Net loss	$(6,756)	$(3,401)	$(977)	$(184)

Net loss per share, basic and diluted	$(0.07)	$(0.04)	$(0.02)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	102,557,000	86,903,000	43,848,000	43,807,000

8. Repayment of Convertible Notes

On March 4, 2008, we completed a private placement in which we issued and sold $30,000 in aggregate principal amount of senior secured convertible notes (the "Notes"). The Notes were issued on March 4, 2008 and matured at face value on March 4, 2011 (the "Maturity Date"). The Notes accrued interest of 10% per annum. Interest was payable each year in two installments on June 15 and December 15, and the principal was payable on the Maturity Date.

The Notes were convertible at the holder's or issuer's discretion in accordance with the terms of the Notes. The holder could convert all or part of the debt underlying the Notes at any time prior to the Maturity Date or the business day immediately preceding the Redemption Date (as defined below) at a price of $6.00 per Common Share (subsequently adjusted to $4.80 per Common Share, as discussed below), subject to adjustment in certain circumstances. The "Redemption Date" represented the date that the Notes would be redeemed in the event that we redeemed the Notes.

Pursuant to the terms of the Notes, on March 4, 2009, the conversion price of the Notes was automatically adjusted from $6.00 per Common Share to $4.80 per Common Share.

Simultaneously with the issuance of the Notes, we issued to Casimir Capital LP 200,000 Common Share purchase warrants with an exercise price of $6.00 per warrant and an expiration date of March 4, 2011, as partial consideration for acting as agent for the transaction. We also paid to Casimir Capital LP a cash fee of $1,200, being 4% of the gross proceeds of the offering of the Notes. The warrants provided for cashless exercise if the market price of our Common Shares was above the exercise price of the warrants. In addition, the exercise price was subject to standard anti-dilution adjustment provisions.

On July 14, 2009, we entered into Note Repurchase Agreements (the "Whitebox Repurchase Agreements") with each of Whitebox Combined Partners, LP ("Whitebox Combined Partners"), Whitebox Convertible Arbitrage Partners, LP ("Whitebox Convertible Arbitrage") and Whitebox Special Opportunities Fund Series B Partners, LP ("Whitebox Special Opportunities") whereby we agreed to repurchase their respective Notes. Pursuant to the Whitebox Repurchase Agreements, we agreed to repurchase $1,333 Notes (i) in the principal amount of $504 from Whitebox Combined Partners for an aggregate purchase price, including interest, of $332; (ii) in the principal amount of $510 from Whitebox Convertible Arbitrage for an aggregate purchase price, including interest, of $336; and (iii) in the principal amount of $319 from Whitebox Special Opportunities for an aggregate purchase price, including interest, of $210, based on a settlement date of July 14, 2009. A gain of $415 was recorded in our Consolidated Statement of Income/(Loss) as a result of the Notes repurchase.

On May 20, 2010, we entered into a Notes Repurchase Agreement (the "Agreement") with Whitebox Advisors LLC ("Whitebox") whereby we agreed to repurchase Whitebox's remaining Notes. Pursuant to the Agreement, we agreed to repurchase Notes in the principal amount of $5,667 and to settle interest payable through maturity on the Notes of $691. We agreed to pay Whitebox $2,233 in cash and to issue 1,902,684 Common Shares to Whitebox as consideration for the Notes and interest payable of $6,358, in aggregate. A loss of $1,633 was recorded in our Consolidated Statement of Income/(Loss) as a result of the Notes repurchase. As a result of the completion of the Agreement, 4,791,667 Common Shares were issuable upon conversion of the remaining Notes.

On March 4, 2011, the Notes reached maturity. We used a portion of the net cash proceeds of $33,067 from our October 22, 2010 private placement to repay the outstanding principal of $23,000 and accrued interest of $504. See Note 9 for further discussion of the private placement.

9. Capital Stock

Common Shares issued and outstanding

	Number of shares issued	Common stock
As of December 31, 2008	34,475,829	$300,657
Public offering (a)	8,800,000	17,635
Over-allotment (a)	1,320,000	2,734
Exercises of stock options, cash—Note 11	83,195	287

Issued during 2009	10,203,195	20,656

As of December 31, 2009	44,679,024	$321,313
Early extinguishment of convertible notes—Note 8	1,581,488	5,042
Interest payment on extinguished convertible notes—Note 8	321,196	604
Private placement October 2010, net (b)	15,308,044	22,680
Exercises of stock options—Note 11	30,000	80

Issued during 2010	17,240,728	28,406

As of December 31, 2010	61,919,752	$349,719
Exercises of employee stock options, cash	354,984	1,313
Exercises of restricted stock units, fair value—Note 11	140,905	392
Cash paid in lieu of capital stock issuances	—	(107)
April 20, 2011 equity financing (c)	9,000,000	28,396
Exercises of October 22, 2010 warrants, cash	88,242	406

Issued during 2011	9,584,131	30,400

As of December 31, 2011	71,503,883	$380,119

(a)   Public Offering and Over Allotment, September 2009

On September 21, 2009, we completed a public offering of Common Shares pursuant to a shelf registration statement previously filed with the United States Securities and Exchange Commission (the "SEC") and a shelf prospectus previously filed with certain Canadian securities regulatory authorities. We offered and sold 8,800,000 Common Shares to Dahlman Rose & Company and Wellington West Capital Markets, as underwriters, at a price of $2.25 per Common Share. We granted the underwriters a 30-day option to purchase up to 1,320,000 additional Common Shares to cover over-allotments, if any. We received proceeds from the public offering, net of commissions, fees and expenses, of $17,635.

On September 25, 2009, we completed the closing of the sale of 1,320,000 Common Shares pursuant to the underwriters' exercise of the over-allotment option. Consistent with the public offering of Common Shares that closed on September 21, 2009, the 1,320,000 Common Shares were sold to Dahlman Rose & Company and Wellington West Capital Markets, as underwriters, at the public offering price of $2.25 per Common Share. The over-allotment was made pursuant to our shelf registration statement filed with the SEC and a shelf prospectus filed with certain Canadian securities regulatory authorities. With the sale of the additional 1,320,000 Common Shares to the underwriters, 10,120,000 Common Shares in total were sold in connection with the offering. We received proceeds from the over-allotment, net of commissions, of $2,734.

(b)   Private Placement, October 2010

On October 22, 2010, we closed our private placement, whereby we issued an aggregate of 14,666,739 special warrants at $2.30 per special warrant, for gross proceeds of $33,733. The proceeds from the financing were placed into an escrow account with a Canadian financial institution, and upon receipt of Shareholders' Approval (as defined below), the proceeds were released to us.

Upon receipt of our shareholders' approval of the private placement ("Shareholders' Approval") on December 15, 2010, the special warrants were automatically exercised, for no additional consideration, for one Common Share of Vista and one Common Share purchase warrant (a "Warrant"). Each Warrant is exercisable over a five-year period from the closing of the private placement to purchase one Common Share (a "Warrant Share") at a purchase price of $3.50 during the first year, $4.00 during the second year, $4.50 during the third year and $5.00 thereafter until the expiry of the Warrant. If the closing price of the Common Shares on the NYSE AMEX Equities Stock Exchange is at least 35% above the current Exercise Price of the Warrants for a period of 15 consecutive trading days, then we will have the option to request that the Warrants be exercised. If the Warrants are not exercised within 25 business days following this request, they will be cancelled. See Note 10 below.

We agreed to pay fees in respect of subscriptions from investors introduced to us by a finder in the United States and an agent and finder in Canada. The fees were payable in that number of special warrants equal to 5% of the number of special warrants purchased by investors introduced by that finder or agent. In addition, the finders and the agents were issued the number of compensation warrants equal to 5% of the special warrants sold to purchasers introduced by that finder or agent pursuant to the private placement with each compensation warrant being exercisable for two years from the closing of the private placement to acquire one Common Share at a price of $2.30 per Common Share. As a result, Vista issued 641,305 special warrants and 630,436 compensation warrants to the agents and finders. Vista recognized non-cash expense related to these special warrants and compensation warrants of $1,475 and $612, respectively, which was allocated pro rata between the Common Share and warrant components of the units. Upon Shareholder Approval, the special warrants issued to the finders and agents were automatically exercised and each special warrant holder received one warrant and one Common Share per special warrant. The value of the Common Shares that was recorded was $1,031. The amount allocated as cost of equity related to the Special Warrants and compensation warrants issued to agents and finders was $1,458. See Note 10 below.

(c)   Public Offering, April 2011

On April 20, 2011, GMP Securities L.P. and Wellington West Capital Markets Inc. (collectively, the "Underwriters") purchased, on a bought deal basis, 9,000,000 of our Common Shares at a price of C$3.30 ($3.43 based on the exchange rate on April 20, 2011) per Common Share (the "Issue Price") for aggregate gross proceeds of C$29,700 ($30,870 based on the exchange rate on April 20, 2011) (the "Offering"). Net cash proceeds after legal and regulatory fees were $28,984. Also, in connection with the Offering, we issued 450,000 compensation options to the Underwriters with a fair value of $588 (see Note 10). The Common Shares were sold by way of a prospectus supplement to our existing base shelf prospectus dated April 27, 2009 and filed with the securities commissions in all of the provinces and territories of Canada (other than the Province of Québec) and in the United States by way of a prospectus supplement to our base shelf prospectus included in our shelf registration statement filed with the SEC on April 28, 2009. On May 20, 2011, an over-allotment option expired unexercised.

10. Warrants

Further to Note 9, warrants granted and outstanding are summarized in the following table:

	Warrants granted	Valuation	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise price per share	Expiry date	Weighted average remaining life (yrs.)	Intrinsic value
As of December 31, 2008	12,408,917	$336	(11,683,841)	(525,077)	200,000	$6.00		—

As of December 31, 2009	12,408,917	336	(11,683,841)	(525,077)	200,000	6.00		—
Private placement October 2010	14,666,739	9,329	—	—	14,666,739	3.50	Oct-15	4.8
Finder's and agent's warrants
October 2010	641,305	444	—	—	641,305	3.50	Oct-15	4.8
Finder's and agent's compensation warrants
October 2010	630,436	612	—	—	630,436	2.30	Oct-12

As of December 31, 2010	28,347,397	10,721	(11,683,841)	(525,077)	16,138,480	3.48		4.6	$57
Convertible notes broker warrants	—	(336)	—	(200,000)	(200,000)	6.00	Mar-11
Exercised from the October 22, 2010 private placement	—	(97)	(88,242)	—	(88,242)	3.50	Oct-15

Outstanding and exercisable as of December 31, 2011	28,347,397	$10,288	(11,772,083)	(725,077)	15,850,238	$3.45		3.7	$485

Each warrant entitles the holder to purchase one Common Share. See Note 9.

As discussed in Note 9 above, we completed a private placement financing in October 2010 in which we issued 14,666,739 special warrants. Upon receipt of shareholder approval of the private placement, each special warrant was automatically exercised for one Common Share and one Common Share purchase warrant. The net proceeds of $33,067 from the private placement were allocated to Common Shares and warrants, pro rata, using the market value of the Common Shares and the fair value of the warrants. As a result, warrants increased by $9,329.

The fair value of the warrants was determined using the Black-Scholes model with the following weighted-average assumptions:

Expected volatility	65%
Risk-free interest rate	2.11%
Expected lives (years)	5
Dividend yield	N/A

As discussed in Note 9 above, we agreed to pay fees in respect of subscriptions from investors introduced to us by a finder in the United States and an agent and finder in Canada. The fair value of the Special Warrants issued to the finders and agents and the fair value of the compensation warrants issued to the finders and agents was allocated pro rata to the Common Share and warrant components of the units. As such, warrants were reduced by $628.

The fair value of the Warrants issued to the agents and finders was determined using the Black-Scholes model above. The fair value of the compensation warrants issued to the finders and agents was determined using the Black-Scholes model with the following weighted-average assumptions:

Expected volatility	65%
Risk-free interest rate	0.68%
Expected lives (years)	2
Dividend yield	N/A

On March 2, 2011, we announced that the 15,308,044 warrants issued on December 15, 2010 in connection with our private placement of Warrants began trading March 1, 2011 on the TSX under the symbol VGZ.WT.U.

On March 4, 2011, the warrants that were issued to the brokers in conjunction with the brokered private placement of the Notes expired. The value attributable to these warrants has been reclassified to additional paid-in capital as a result.

On May 5, 2011, our resale registration statement on Form S-3, which we agreed to file pursuant to the terms of our October 22, 2010 private placement of 14,666,739 warrants was declared effective. The registration statement registers for resale Common Shares, warrants and Common Shares issuable upon the exercise of warrants held by certain security holders named in the prospectus contained in the registration statement. The registration statement also registers the issuance of Common Shares underlying the warrants by holders that purchase the warrants pursuant to the resale registration statement.

Compensation Options

	Compensation options	Valuation	Compensation options outstanding	Weighted average exercise price	Expiry date	Weighted average remaining life (yrs.)	Intrinsic value
As of December 31, 2008	—	$—	—	$—			$—

As of December 31, 2009	—	—	—	—			—

As of December 31, 2010	—	—	—	—			—
Issued as compensation to the underwriters	450,000	588	450,000	3.24	Apr-13	1.3	—

As of December 31, 2011	450,000	$588	450,000	$3.24		1.3	$—

In connection with the Offering, Vista granted 450,000 compensation options to the Underwriters as compensation. Each compensation option is exercisable until April 20, 2013 to purchase one Common Share at the issue price of C$3.30, which was $3.07 at December 31, 2011.

11. Stock-Based Compensation

A summary of the fair value of all awards issued under Vista's stock compensation plans included within Shareholders' Equity is as follows:

	Years Ended December 31,
	2011	2010	2009
Balance, Beginning of Year	$4,695	$4,917	$4,161
Stock options	238	(348)	756
Restricted stock units	132	126	—

Balance, End of Year	$5,065	$4,695	$4,917

Stock Option Plan

Under our Stock Option Plan (the "Plan"), we may grant options to our directors, officers, employees and consultants. The maximum number of our Common Shares that may be reserved for issuance under the Plan, together with those reserved for issuance under the LTIP (as discussed below), is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis. Under the Plan, the exercise price of each option shall not be less than the market price of our Common Shares on the date preceding the date of grant, and each option's maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between Vista and the optionee. Options under the Plan are granted from time to time at the discretion of the Board of Directors ("Board of Directors" or "Board"), with vesting periods and other terms as determined by the Board.

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the Hull-White Trinomial lattice option pricing model using the following weighted average assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected volatility	83.40%–83.86%	81.86%–82.88%	76.42%–78.80%
Risk-free interest rate	0.88%–1.60%	1.51%–2.88%	1.80%–2.58%
Expected life (years)	5	5	5
Dividend yield	N/A	N/A	N/A

Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Expected price volatility is based on the historical volatility of our Common Shares. Changes in the subjective input assumptions can materially affect the fair value estimate. The expected term of the options granted is derived from the output of the option pricing model and represents the period of time that the options granted are expected to be outstanding. The risk-free rate for the periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

A summary of option activity under the Plan as of December 31, 2011 and changes during the year then ended is set forth in the following table:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding—December 31, 2008	2,184,747	$4.39	3.55	$—
Granted	860,000
Exercised	(83,195)
Forfeited	(2,500)
Cancelled	(7,500)
Expired	(163,407)

Outstanding—December 31, 2009	2,788,145	$3.75	3.43	$534
Granted	165,000
Exercised	(30,000)
Cancelled	(325,000)
Expired	(9,484)

Outstanding—December 31, 2010	2,588,661	$3.55	2.90	$463
Granted	1,246,000
Exercised	(354,984)
Forfeited/Cancelled	(85,500)
Expired	(199,177)

Outstanding—December 31, 2011	3,195,000	$3.27	2.73	$1,039

Exercisable—December 31, 2011	2,597,500	$3.32	2.32	$957

The total number of options outstanding at December 31, 2011 is 3,195,000 with exercise prices ranging from approximately $1.77 to $7.45 and remaining lives of 0.58 to 4.88 years. The total number of options outstanding represents 4.47% of issued capital.

Compensation expense with a fair value of $1,496, $382, and $888 was recognized during the years ended December 31, 2011, 2010 and 2009, respectively.

Under the Plan, 1,246,000 stock options, which vest over a period of two years (623,000 in each year), were granted to our employees, directors and consultants during the year ended December 31, 2011. The fair value of the 623,000 options immediately vested has been recorded as a non-cash compensation expense of $571. The weighted average grant-date fair value of the 1,246,000 options granted during the year ended December 31, 2011 was $1.60.

Under the Plan, 165,000 stock options, which vest over a period of two years (82,500 in each year), were granted to our employees and consultants during the year ended December 31, 2010. The 82,500 immediately vested options had a fair value of $112. The weighted average grant-date fair value of the 165,000 options granted during the year ended December 31, 2010 was $1.36.

Under the Plan, 860,000 stock options, which vest over a period of two years (430,000 in each year), were granted to our employees, directors and consultants during the year ended December 31, 2009. The 430,000 immediately vested options had a fair value of $398. The weighted average grant-date fair value of the 860,000 options granted during the year ended December 31, 2009 was $0.93.

During the year ended December 31, 2011, 354,984 options were exercised that had an aggregate intrinsic value of $806. During the year ended December 31, 2010, 30,000 options were exercised that had an aggregate intrinsic value of $18. During the year ended December 31, 2009, 83,195 options were exercised. There was no intrinsic value associated with the options exercised during 2009.

A summary of the status of our unvested stock options as of December 31, 2011, and changes during the year then ended, is set forth below:

	Number of shares	Weighted average grant-date fair value per share
Unvested—December 31, 2008	415,000	$1.32
Granted	430,000	0.92
Vested	(412,500)	1.32
Forfeited	(2,500)	1.30

Unvested—December 31, 2009	430,000	$0.92
Granted	82,500	1.36
Vested	(430,000)	0.92

Unvested—December 31, 2010	82,500	$1.36
Granted	1,246,000	1.60
Vested	(693,000)	1.57
Forfeited	(38,000)	1.51

Unvested—December 31, 2011	597,500	$1.60

As of December 31, 2011, there was $1,803 of unrecognized compensation expense related to the unvested portion of options outstanding. This expense is expected to be recognized over a weighted average period of 0.58 years.

Long-Term Equity Incentive Plan

In May 2010, our shareholders approved the Long-Term Equity Incentive Plan (the "LTIP"), effective March 8, 2010 (the "Effective Date"). Under the LTIP, we may grant Restricted Stock Units ("RSU awards") or Restricted Stock Awards ("RSA awards") to the directors, officers, employees and consultants of Vista. The maximum number of our Common Shares that may be reserved for issuance under the LTIP, together with those reserved for issuance under the Plan (as discussed above), is a variable number equal to 10% of our issued and outstanding Common Shares on a non-diluted basis. The total number of Common Shares issuable to our insiders at any time and issued to our insiders within any one-year period under the LTIP, together with any stock options issued under the Plan, shall not exceed 10% of our issued and outstanding Common Shares on a non-diluted basis. The total number of Common Shares issuable to a director under the LTIP shall not exceed the lesser of: (i) 1% of our issued and outstanding Common Shares; and (ii) an annual award value of $100 per director.

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

The following table summarizes the RSU activity under the LTIP as of December 31, 2011 and 2010 and changes during the years then ended is set forth in the following table:

	Number of units	Weighted average grant- date fair value
Unvested—December 31, 2008	—	$—

Unvested—December 31, 2009	—	$—

Granted	175,500	2.37

Unvested—December 31, 2010	175,500	$2.37
Forfeited	(10,000)	2.37
Exercised	(165,500)	2.37
Granted	960,000	3.84

Unvested—December 31, 2011	960,000	$3.84

On September 13, 2010, we granted 175,500 RSU awards to employees, directors and consultants of Vista. The market price on the date of grant was $2.37. All of the RSU awards granted vested on the one-year anniversary of the grant date and upon vesting, a holder of an RSU award received one Common Share, for no additional consideration, for each RSU award held.

On November 16, 2011, we granted 960,000 RSU awards to employees, directors and consultants of Vista. The market price on the date of grant was $3.84. 660,000 of the RSU awards granted vest as follows: a) 50% vest after three years; b) 25% vest at the time that a definitive investment decision or significant transaction, as confirmed by the Board, is made for Mt. Todd; c) 12.5% vest upon the completion of a positive preliminary feasibility study for the Guadalupe de los Reyes gold/silver project as set out in a technical report that has been filed on SEDAR at www.sedar.com by the Corporation; and d) 12.5% vest upon the addition of 1.5 million ounces of estimated measured and indicated mineral resources to Vista's resource holdings, which estimated resources are set out in a technical report that has been filed on SEDAR at www.sedar.com by the Corporation. The vesting period for all RSUs shall be at least one year. The remaining 300,000 RSU awards granted vest when the average adjusted value of the Common Shares (or Common Shares plus dividends or distribution value) measured over any consecutive 30-day period is two times the closing trading price of the Common Shares as listed on the NYSE AMEX Exchange on November 2, 2011 of $3.78, provided that this period is at least one year. The adjusted value is the closing trading price of the Common Shares as listed on the NYSE AMEX Exchange (on any given day) divided by one (1) plus the percentage change (increase/decrease) from date the RSUs were granted to the current date of the average of the AMEX Gold Basket of Unhedged Gold Stocks Index ("HUI") and the Philadelphia Gold and Silver Sector Index ("XAU"). In the event the share price vesting provision is met prior to the end of one year, the RSUs will vest at the end of one year regardless of the share price at that time. Upon vesting, a holder of an RSU award will receive one Common Share, for no additional consideration, for each RSU award held.

Compensation expense with a fair value of $524 and $126 was recognized during the years ended December 31, 2011 and 2010, respectively, for RSUs previously granted and vesting over time. No RSUs were granted during 2009.

As of December 31, 2011, there was $3,363 of unrecognized compensation expense related to the unvested RSU awards outstanding. This expense is expected to be recognized over a weighted average period of 1.68 years.

12. Additional Paid-In-Capital

	For the years ended December 31,
	2011	2010
Balance, beginning of year	$7,565	$6,862
Cancelled options	—	4
Expired options	828	699
Expired warrants—Note 10	336	—

Balance, end of year	$8,729	$7,565

13. Accumulated Other Comprehensive Income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

	Accumulated other comprehensive income	Accumulated other comprehensive income, net of tax
As of December 31, 2008	$5,413	$4,603
Increases to fair market value during period	2,092	1,778
Decreases due to realization of a gain	(6,829)	(5,806)

As of December 31, 2009	$676	$575
] Increases to fair market value during period	534	467
Decreases due to realization of a gain	(281)	(246)

As of December 31, 2010	$929	$796
Decreases to fair market value during period	(295)	(251)
Decreases due to realization of a gain	(459)	(390)

As of December 31, 2011	$175	$155

14. Weighted Average Common Shares

Basic income/(loss) per Common Share is computed by dividing income/(loss) by the weighted average number of Common Shares outstanding during the period. Diluted income per Common Share is computed similarly to basic income per Common Share except that weighted average Common Shares are increased to include the potential issuance of dilutive Common Shares.

	Year Ended December 31,
	2011	2010
Weighted average Common Shares:
Basic	68,457,885	47,335,571
Effect of dilutive employee stock-based awards	637,081	—
Effect of dilutive warrants	200,981

Diluted	69,295,947	47,335,571

Stock options to purchase 1,810,000 and 2,588,661 Common Shares, warrants to purchase 15,219,802 and 16,138,480 Common Shares were outstanding at December 31, 2011 and 2010, respectively, but were not included in the computation of diluted weighted average Common Shares outstanding because their effect would have been anti-dilutive.

15. Commitments and Contingencies

Refer to Note 5 for commitments in connection with acquisitions of mineral properties and Note 6 for commitments in connection with acquisitions of plant and equipment.

16. Fair Value of Financial Instruments

U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair-value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

  •
  Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

  •
  Level 2—Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

  •
  Level 3—Prices or valuation techniques requiring inputs that are both significant to the fair-value measurement and unobservable.

Our financial instruments include cash and cash equivalents, marketable securities, Amayapampa interest, long-term investments, accounts payable and certain other current assets and liabilities. Due to the short-term nature of our cash and cash equivalents, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximated fair value. Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market, with unrealized gains and losses being reported in other comprehensive income until such time that the securities are disposed of or become impaired. As such, these financial instruments are included in Level 1 in our fair-value hierarchy. The value of our long-term investment in the Midas Gold Shares is based upon its quoted market price in an active market of $3.87 as discounted as of December 31, 2011 to the extent considered appropriate by management for the contractual restriction on transfer (14 days remaining as of December 31, 2011), using management's best estimates of volatility (32%) and the risk free interest rate (0.91%) over the restriction period. The discount was calculated using the Black-Scholes valuation model. Based on these factors, this financial instrument is included in Level 2 in our fair-value hierarchy. The value of the Amayapampa interest was estimated at $4,813 based on probability-weighted cash flow scenarios and assumptions, including future gold prices (weighted average gold price per ounce of $1,150), estimated gold production (ranging from 350,000 to 650,000 ounces) and the timing of commencement of commercial production (periods ranging from 2 to 7 years or never), which are management's best estimates based on current available information. As such, this financial instrument is included in Level 3 in our fair-value hierarchy.

17. Supplemental Cash Flow Information and Material Non-Cash Transactions

As of December 31, 2011, 2010 and 2009, all of our cash was held in liquid bank deposits.

Significant non-cash transactions during the year ended December 31, 2011 included the following:

  •
  the receipt of 30,402,615 Midas Gold Shares in exchange for our Yellow Pine assets with a carrying value of $800. The fair value of the Midas Gold Shares was determined to be $78,872 upon receipt (see Note 7);

  •
  the issuance of 450,000 compensation options as compensation to the Underwriters' of our April 20, 2011 equity financing (see Note 10); and

  •
  the acquisition of mineral properties for the partial consideration of a $635 obligation, which is due upon the achievement of certain milestones.

Significant non-cash transactions during the year ended December 31, 2010 included the following:

  •
  the issuance of 1,902,684 Common Shares as partial consideration for the repurchase of Notes in the principal amount of $5,667 and interest payable through to the maturity date of $691;

  •
  the receipt of 800,000 common shares in the capital of Black Isle Resources Corp. for the repayment of an outstanding $662 loan that was previously written off as an uncollectible receivable. These common shares were valued at $38 when received and, accordingly, were recorded as a gain in our Consolidated Statement of Income/(Loss); and

  •
  issuance of compensation options and special warrants to finders and agents as part of 2010 private placement.

There were no significant non-cash transactions during the year ended December 31, 2009.

18. Income Taxes

A reconciliation of the combined Canadian income taxes at statutory rates and the Corporation's effective income tax (benefit)/expense is as follows:

	Years ended December 31,
	2011	2010	2009
Income tax (benefit)/expense at statutory rates	$33,846	$(7,008)	$(2,014)
Increase/(decrease) in taxes from:
Permanent differences	—	—	(989)
Differences in foreign tax rates	1,930	630	160
Effect of foreign exchange	603	(755)	(1,466)
Change in effective tax rate	(764)	209	(759)
Prior year provision to actual adjustments	987	1,829	(2,433)
Change in valuation allowance	(2,970)	5,009	7,664
Stock-based compensation	113	98	49
Debt discount interest	(2)	(182)	(347)
Meals and entertainment	5	3	5
Other adjustments	77	60	(28)
Adjustments to capital gains	89	—	—
Imputed interest	82	108	139
Realized foreign exchange gain/(loss) on intercompany balances	—	(1)	19
Expiration or use of NOLs	1,526	—	—

Income tax (benefit)/expense	$35,522	$—	$—

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities as at December 31 are as follows:

	December 31,
	2011	2010
Deferred income tax assets
Excess tax basis over book basis of plant, and equipment	$6,011	$6,495
Operating loss carryforwards	26,772	20,945
Capital loss carryforwards	2,645	2,773
Other	2,023	1,407
Unrealized foreign exchange on loans	676	864

Total deferred tax assets	38,127	32,484
Valuation allowance for deferred tax assets	(29,291)	(31,886)

	8,836	598

Deferred income tax liabilities
Amayapapa disposal consideration	482	482
Excess carrying value over tax value of plant, and equipment	29,784	—
Marketable securities	14,092	116

Total deferred tax liabilities	44,358	598

Total deferred taxes	$(35,522)	$—

The Corporation has available income tax losses of $62,018, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

	Noncapital Canada	United States	Mexico	Indonesia	Barbados	Total
2012	—	—	(168)	(1,959)	—	(2,127)
2013	—	—	(254)	(968)	—	(1,222)
2014	(725)	—	(112)	(428)	—	(1,265)
2015	(889)	—	(290)	(142)	(9)	(1,330)
2016	—	—	(113)	(105)	(8)	(226)
2017	—	—	(480)	—	(12)	(492)
2018	—	—	(5,609)	—	(84)	(5,693)
2019	—	(519)	(867)	—	(63)	(1,449)
2020	—	(783)	(2,131)	—	—	(2,914)
2021	—	(779)	(5,771)	—	—	(6,550)
2022	—	(748)	—	—	—	(748)
2023	—	(691)	—	—	—	(691)
2024	—	(2,082)	—	—	—	(2,082)
2025	—	(2,362)	—	—	—	(2,362)
2026	(1,027)	(1,213)	—	—	—	(2,240)
2027	(847)	(1,700)	—	—	—	(2,547)
2028	(5,245)	(1,719)	—	—	—	(6,964)
2029	(4,022)	(2,309)	—	—	—	(6,331)
2030	(5,032)	(2,146)	—	—	—	(7,178)
2031	(3,828)	(3,779)	—	—	—	(7,607)

	$(21,615)	$(20,830)	$(15,795)	$(3,602)	$(176)	$(62,018)

Our tax returns for the years ended December 31, 2008; 2009; 2010; and 2011 remain subject to regulatory review.

19. Retirement Plan

We sponsor a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent U.S. employees. We make contributions of up to 4% of eligible employees' salaries. Our contributions were as follows: 2011—$63; 2010—$59; 2009—$52.

20. Geographic and Segment information

We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production, as well as the realization of the market value of our assets. These activities are focused principally in Australia, North America and Indonesia. We reported no revenues in the years ended December 31, 2011, 2010 and 2009. Geographic location of mineral properties and plant and equipment is provided in Notes 5 and 6, respectively.

21. Related Party Transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC ("Sierra") pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services. A founder and partner of Sierra is also one of our directors. Under the terms of the agreement, Sierra provided us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis. Sierra assists us with our efforts to maintain an investor relations program and provides support and analysis of our general corporate finance and strategy efforts. As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10 for the duration of the agreement. As part of the original terms of the agreement, we issued 60,000 stock options to Sierra with a recorded expense of $54 as of December 31, 2010. On December 15, 2010, we issued an additional 30,000 stock options to Sierra with a recorded expense of $40 as of December 31, 2011. As of December 31, 2011, we had made payments to Sierra under the agreement totaling $330, of which $120 had been paid during the year ended December 31, 2011.

22. Subsequent Events

  •
  On January 1, 2012, we granted 300,000 restricted stock units ("RSUs") to certain employees. The terms of the restricted stock units agreement provide that the vesting period for the RSUs is at least one year and that the RSUs will vest when the average adjusted value of our Common Shares (or shares plus dividends or distribution value) measured over any consecutive 30-day period is two times the closing trading price of the Common Shares as listed on the New York Stock Exchange American Exchange ("NYSE AMEX") on November 2, 2011 of $3.78 per share. The adjusted value is the closing trading price of the Common Shares as listed on the NYSE AMEX (on any given day) divided by one (1) plus the percentage change (increase/decrease) from date the RSUs were granted to the current date of the average of the AMEX Gold Basket of Unhedged Gold Stocks Index ("HUI") and the Philadelphia Gold and Silver Sector Index ("XAU"). In the event the share-price vesting provision is met prior to the end of one year, the RSUs will vest at the end of one year regardless of the share price at that time.

  •
  On January 3, 2012, we announced that effective January 1, 2012, Frederick H. Earnest, President and Chief Operating Officer of the Corporation was appointed to the role of Chief Executive Officer. Mr. Earnest's new title is President and Chief Executive Officer of the Corporation. Mr. Earnest's appointment follows the retirement of Michael B. Richings as Executive Chairman and Chief Executive Officer of the Corporation. Mr. Richings will continue to be actively involved with Vista in his role as a director and the Chairman of the Corporation's Board of Directors.

  •
  On February 3, 2012, Republic Gold Ltd. announced that it had suspended operations in Bolivia at the Amayapampa gold project pending regulatory and policy certainty specifically related to the nationalization of mining assets and the implications of the (draft) mining code. Republic Gold Ltd. stated that it will assess its options in Bolivia, which may include the sale of its assets. See "Item 8—Consolidated Financial Statements—Note 3" for further discussion regarding Vista's interest in the Amayapampa project.

  •
  On February 7, 2012, we announced that the Corporation had entered into an Earn-in Right Agreement (the "Earn-in Right Agreement") with Mexico-based Invecture Group, S.A. de C.V. ("Invecture") with respect to Vista's Concordia gold project in Baja California Sur, Mexico. Vista holds the Concordia gold project through its wholly-owned, Mexican subsidiary, Desarrollos Zapal, S.A. de C.V. ("DZ Mexico"). Under the terms of the Earn-in Right Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest (subject to adjustment) in DZ Mexico (the "Earn-in

    Right"). The Earn-in Right will expire if not exercised by February 7, 2014, subject to extension in certain circumstances (the "Earn-in Period"). The Earn-in Right Agreement provides that during the Earn-in Period, Invecture will, at its sole expense, manage and operate the Concordia gold project and will undertake all commercially reasonable efforts to obtain the CUSF and the Authorization of Environmental Impact which are required to develop the project.

    The Earn-in Right Agreement provides that the exercise of the earn-in right by Invecture is conditional upon, among other things: (i) receipt of the CUSF and the Authorization of Environmental Impact; (ii) the completion of a feasibility report on the Concordia gold project that updates the existing feasibility report with respect to costs; (iii) Invecture funding the Concordia gold project during the Earn-in Period; and (iv) Invecture making an additional payment of $20,000 to DZ Mexico, which amount will be used to repay intercompany loans owed by DZ Mexico to Vista.

    During the Earn-in Period and subject to the terms of the Earn-in Right Agreement, Vista will holds 40% of the DZ Mexico shareholder voting rights. The remaining 60% of the DZ Mexico shareholder voting rights are held in a trust that will be instructed by representatives of Vista and Invecture. Upon Invecture's exercise of the Earn-in Right, Vista will continue to hold a 40% interest (subject to adjustment) in DZ Mexico and the Concordia gold project.

    As part of the Earn-in Right Agreement, DZ Mexico has transferred all of its other material assets, including the mill equipment acquired by Vista for the Concordia gold project in 2008 and the Guadalupe de los Reyes gold/silver project, to other entities in the Vista group of companies. Vista has granted Invecture the option to cause DZ Mexico to acquire the mill equipment for $16,000 plus storage, insurance and transportation costs and any applicable taxes. This option is exercisable by Invecture until February 7, 2013.

  •
  On February 14, 2012, Midas Gold announced that it completed a private placement financing of a total of 9,085,000 special warrants at a price of C$4.45 ($4.45 based on the exchange rate on February 14, 2012) for aggregate proceeds of C$40,428 ($40,448 based on the exchange rate on February 14, 2012). Following completion of this private placement, Vista and Vista US together hold 31,802,615 Midas Gold Shares representing approximately 27.8% (basic) and 25.4% (fully diluted basis) of the issued and outstanding Midas Gold Shares. See "Item 8—Consolidated Financial Statements—Note 7" for further discussion regarding Vista's investment in Midas Gold.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2011, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("ICFO"), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the ICFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and ICFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

Management's Annual Report on Internal Control over Financial Reporting.

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

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our Financial Statements included in this annual report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm.

PricewaterhouseCoopers LLP's attestation report on our internal control over financial reporting is included as part of Item 8. Financial Statements and Supplementary Data herein.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference. Information concerning our executive officers is set forth under Item 3 of this report.

ITEM 11.    EXECUTIVE COMPENSATION.

Information relating to executive compensation will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information relating to security ownership of certain beneficial owners of our Common Shares, our equity compensation plans and the security ownership of our management will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information concerning this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning this item will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

  1.
  Report of Independent Accountants dated March 14, 2012.

  2.
  Consolidated Balance Sheets—At December 31, 2011 and 2010.

  3.
  Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)—Years ended December 31, 2011, 2010, and 2009.

  4.
  Consolidated Statements of Cash Flows—Years ended December 31, 2011, 2010, and 2009.

  5.
  Consolidated Statements of Shareholders' Equity—Years ended December 31, 2011, 2010, and 2009.

  6.
  Notes to Consolidated Financial Statements.

See "Item 8. Consolidated Financial Statements and Supplementary Data".

Financial Statement Schedules

No financial statement schedules are filed as part of this report, because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See "Item 8. Financial Statements and Supplementary Data".

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Articles of Continuation filed as Exhibit 2.01 to the Form 20-F for the period ended December 31, 1997 and incorporated herein by reference (File No. 1-9025)
3.02	By-Law No. 1 of Vista Gold filed as Schedule B to the Management Information and Proxy Circular as filed on Form 6-K as filed with the SEC on April 9, 1998 and incorporated herein by reference (File No. 1-9025)
3.03	Amended By-Law No. 1 of Vista Gold filed as Schedule D to the Management Information and Proxy Circular as filed with the SEC on April 7, 1999 and incorporated herein by reference (File No. 1-9025)
3.04	Articles of Arrangement of Vista Gold Corp., dated May 10, 2007 filed as Exhibit 3 to the Corporation's Current Report on Form 8-K, dated May 10, 2007 and incorporated herein by reference (File No. 1-9025)

4.01	Note Indenture, dated March 4, 2008, among Vista Gold Corp., Minera Paredones Amarillos S.A. de C.V., as guarantor, HSBC Bank USA, N.A., as trustee and HSBC México, S.A. De C.V., Institución de Banca Múltiple, Grupo Financiero HSBC, División Fiduciaria, as collateral agent filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)
4.02	Special Warrant Indenture, dated October 22, 2010 filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated December 15, 2010 and incorporated herein by reference (File No. 1-9025)
4.03	Warrant Indenture, dated October 22, 2010 filed as Exhibit 4.2 to the Corporation's Current Report on Form 8-K dated December 15, 2010 and incorporated herein by reference (File No. 1-9025)
10.01	Stock Option dated July 1, 1985, between Henry C. Crofoot, trustee, and incorporated herein by reference (File No. 1-9025)
10.02	Data Purchase, Production Payment Grant and Option to Purchase Production Payment Agreement dated August 1, 2003 between Vista Gold and Enrique Gaitan Maumejean filed as Exhibit 10.20 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.03	Amendment Agreement dated January 14, 1988, among Henry C. Crofoot et al and Enrique Gaitan Maumejean filed as Exhibit 10.21 to Granges' Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference (File No. 1-9025)
10.04	Lewis Hycroft Agreement dated January 10, 1989, among Frank W. Lewis, Hycroft Lewis and Hycroft Resources—Development Inc. filed as Exhibit 10.16 to Granges' Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference (File No. 1-9025)
10.05	Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier filed as Exhibit 10.25 to the Form 10-K for the year ended December 31, 2004 and incorporated herein by reference (File No. 1-9025)
10.06	Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings filed as Exhibit 10.27 to the Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.07	Third Amendment Agreement dated January 19, 2005, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.23 to the Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.08	Stock Option Plan of Vista Gold dated November 1996 as amended in November 1998, May 2003, May 2005 and May 2006 filed as Schedule C to the Corporation's Annual Report on April 3, 2006 and incorporated herein by reference (File No. 1-9025)
10.09	Share Purchase Agreement dated August 29, 2002 between Vista Gold and Viceroy Minerals Corporation filed as Exhibit 10.25 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.10	Purchase Agreement dated October 7, 2002 between Vista Gold and Newmont Mining Corporation filed as Exhibit 10.26 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.11	Venture Assignment Agreement dated May 9, 2005 between Vista Gold Corp. filed as Exhibit 10.27 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.12	Assignment Agreement, dated May 9, 2005, between Continental Goldfields Limited and Vista Gold Corp. filed as Exhibit 10.28 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.13	Assignment of Rights dated May 9, 2005, between ORT Limited and Vista Gold Corp. filed as Exhibit 10.29 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.14	Option to Purchase Agreement dated July 18, 2005 between Vista Gold and Monex Exploration filed as Exhibit 10.1 to the Corporation's Annual Report on Form 8-K, dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)
10.15	Purchase Agreement dated November 7, 2005 between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation's Annual Report on Form 8-K, dated November 7, 2005 and incorporated herein by reference (File No. 1-9025)
10.16	Finder's Fee Agreement and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated February 2, 2006 and incorporated herein by reference (File No. 1-9025)
10.17	Form of Subscription Agreement dated September 29, 2004, between Vista Gold and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (File No. 1-9025)
10.18	Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty Ltd. and Vista Gold Corp. filed as Exhibit 10.24 to the Corporation's Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)
10.19	Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier filed as Exhibit 10.3 to the Corporation's Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)
10.20	Letter Agreement, dated April 12, 2005, between Prime Corporate Finance Pty Limited and Vista Gold Corp. filed as Exhibit 10.43 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.21	Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings filed as Exhibit 10.1 to the Corporation's Annual Report on Form 8-K, dated July 6, 2006 and incorporated herein by reference (File No. 1-9025)
10.22	Amendment to Purchase Agreement, dated January 19, 2005, between Vista Gold Corp. filed as Exhibit 10.23 to the Corporation's Annual Report on Form 8-K for the SEC on August 16, 2006) and incorporated herein by reference (File No. 1-9025)
10.23	Deed of Option, dated October 28, 2004, between Weston Investments, Organic Resources, Vista Gold Corp., Salu Siwa and JCI Limited filed as Exhibit 10.24 to the Corporation's Annual Report on Form 8-K for the SEC on August 25, 2006) and incorporated herein by reference (File No. 1-9025)
10.24	Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and JCI Limited filed as Exhibit 10.25 to the Corporation's Annual Report on Form 8-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)
10.25	Employment Agreement, dated as of September 22, 2006, between Vista Gold Corp., and JCI Limited filed as Exhibit 10.26 to the Corporation's Annual Report on Form 8-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.26	Assignment Agency Agreement, dated as of October 30, 2006, among Vista Gold Corp., filed as Exhibit 10.27 to the Corporation's Annual Report on Form 8-K dated October 30, 2006 and incorporated herein by reference (File No. 1-9025)
10.27	Assignment Loan Agreement dated May 9, 2005, between Vista Gold Corp. filed as Exhibit 10.28 to the Corporation's Annual Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)
10.28	Assignment Agreement, dated May 9, 2005, between ORT Limited and Vista Gold Corp. filed as Exhibit 10.2 to the Corporation's Annual Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)
10.29	Purchase Letter Agreement dated July 18, 2005, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)
10.30	Fee Letter Agreement dated March 13, 2007, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.53 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference (File No. 1-9025)
10.31	Amendment to Arrangement and Merger Agreement by and among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio, dated May 8, 2007 filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated May 10, 2007 and incorporated herein by reference (File No. 1-9025)
10.32	Letter Agreement dated November 20, 2007, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated November 20, 2007 and incorporated herein by reference (File No. 1-9025)
10.33	Agreement dated December 19, 2007, between Grandcru Resource Corporation and Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)
10.34	Purchase and Termination Agreement dated December 19, 2007, among (i) Klaus Genssler, Genssler Investment Partnership, LLP, Douglas D. Foote and Synergex Group Limited Partnership, (ii) Grandcru Resources Corporation, (iii) Minera Paredones Amarillos, S.A. de C.V. and (iv) Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)
10.35	Termination and Purchase Agreement dated December 21, 2007, among (i) Goldcorp Inc., Luismin S.A. de C.V. and Desarrollos Mineros San Luis, S.A. de C.V., (ii) Grandcru Resources Corporation, (iii) Minera Paredones Amarillos, S.A. de C.V. and (iv) Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)
10.36	Asset Sale Agreement dated January 4, 2008, among Vista Gold Corp., Minera Paredones Amarillos, S.A. de C.V., Del Norte Company, Ltd. and A.M. King Industries, Inc. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K, dated January 2, 2008, and incorporated herein by reference (File No. 1-9025)
10.37	Agency Agreement, dated March 4, 2008, between Vista Gold Corp. and Casimir Capital L.P. filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)

10.38	Form of Subscription Agreement dated March 4, 2008, between Vista Gold Corp. and each Subscriber as defined therein filed as Exhibit 10.2 to the Corporation's Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)
10.39	Purchase and Sale Agreement dated March 4, 2008, among Vista Gold Corp., Vista Gold (Antigua) Corp. and Republic Gold Limited ACN 106399311, filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated April 4, 2008 and incorporated herein by reference (File No. 1-9025)
10.40	Note Repurchase Agreement, dated July 14, 2009, by and between the Corporation and Whitebox Combined Partners, LP filed as Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated July 20, 2009 and incorporated herein by reference (File No. 1-9025)
10.41	Note Repurchase Agreement, dated July 14, 2009, by and between the Corporation and Whitebox Convertible Arbitrage Partners, LP filed as Exhibit 10.2 to the Corporation's Current Report on Form 8-K dated dated July 20, 2009 and incorporated herein by reference (File No. 1-9025)
10.42	Note Repurchase Agreement, dated July 14, 2009, by and between the Company and Whitebox Special Opportunities Fund Series B Partners, LP filed as Exhibit 10.3 to the Corporation's Current Report on Form 8-K dated dated July 20, 2009 and incorporated herein by reference (File No. 1-9025)
10.43	Joint Venture Agreement dated December 23, 2009 between Vista Gold (Barbados) Corp. and Pan Asia Resources Corporation filed as Exhibit 10.43 to the Corporation's Annual Report on Form 10-K dated March 16, 2010 and incorporated herein by reference (File No. 1-9025)
10.44	Note Repurchase Agreement dated May 13, 2010, by and between the Corporation and the Noteholder filed as Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)
10.45	Canadian Agent Agreement dated September 29, 2010, filed as Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q dated November 9, 2010 and incorporated herein by reference (File No. 1-9025)
10.46	Canadian Amended and Restated Agent Agreement, dated October 22, 2010, filed as Exhibit 10.2 to the Corporation's Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)
10.47	United States Finder's Agreement dated September 30, 2010, filed as Exhibit 10.3 to the Corporation's Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)
10.48	Canadian Finder's Agreement dated October 22, 2010, filed as Exhibit 10.4 to the Corporation's Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)
21	Subsidiaries of the Corporation
23.1	Consent of PricewaterhouseCoopers LLP, independent auditors
23.2	Consent of SRK Consulting (U.S.), Inc.
23.3	Consent of Golder Associates, Inc.
23.4	Consent of Gustavson Associates, LLC
23.5	Consent of Mine Development Associates Inc, Neil Prenn.
23.6	Consent of Tetra Tech MM, Inc.

23.7	Consent of Leonel López, C.P.G.
23.8	Consent of Mine Development Associates Inc., Thomas Dyer
23.9	Consent of Mine Development Associates Inc., Steven Ristorcelli
23.10	Consent of Resource Development Inc.
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)(2)	XBRL Instance Document
101.SCH(1)(2)	XBRL Taxonomy Extension — Schema
101.CAL(1)(2)	XBRL Taxonomy Extension — Calculations
101.DEF(1)(2)	XBRL Taxonomy Extension — Definitions
101.LAB(1)(2)	XBRL Taxonomy Extension — Labels
101.PRE(1)(2)	XBRL Taxonomy Extension — Presentations

(1)
Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements.

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

VISTA GOLD CORP. (Registrant)
Dated: March 14, 2012	By: /s/ Frederick H. Earnest

Frederick H. Earnest,
Chief Executive Officer
Dated: March 14, 2012	By: /s/ Terri L. Eggert

Terri L. Eggert
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 14, 2012	By: /s/ Frederick H. Earnest

Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: March 14, 2012	By: /s/ Terri L. Eggert

Terri L. Eggert
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Frederick H. Earnest Frederick H. Earnest	Director	March 14, 2012
* John M. Clark	Director	March 14, 2012
* C. Thomas Ogryzlo	Director	March 14, 2012
* Tracy Stevenson	Director	March 14, 2012
* W. Durand Eppler	Director	March 14, 2012
* Michael B. Richings	Director	March 14, 2012
* By: /s/ Frederick H. Earnest

Frederick H. Earnest
Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.

QuickLinks

TABLE OF CONTENTS
CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES
CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES
GLOSSARY
USE OF NAMES
CURRENCY
METRIC CONVERSION TABLE
NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 1A. RISK FACTORS.
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. MINE SAFETY DISCOSURES.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
VISTA GOLD CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION.
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