Form 10-K/A
period 2011-12-31
VISTA GOLD CORP
filed 2012-04-05
CIK 783324

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $201,306,000

The number of shares of the Registrant’s Common Stock outstanding as of March 12, 2012 was 71,503,883.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2012 Annual General Meeting of Shareholders are incorporated herein.  See Part III.

EXPLANATORY NOTE

Vista Gold Corp. (“Vista,”  the “Company,” “we,” “us” or “our”) hereby files this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2012, (the “Original Report”)  to (i) amend the Note Regarding Forward-Looking Information to include the material assumptions and factors used to develop our forward-looking information, (ii) to expand our risk factor entitled “We have a history of losses and may incur losses in the future” to include a statement that we had negative cash flows from our operating activities for the year ended December 31, 2011, and (iii) to furnish the annual financial statements of Midas Gold Corp. in accordance with Rule 3-09 of Regulation S-X of the United States Securities and Exchange Commission.

Except as stated above, no disclosure contained in any Item of the Original Report is being amended, updated or otherwise revised.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Original Report, does not reflect any events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report.

NOTE REGARDING FORWARD-LOOKING INFORMATION

This Amendment No. 1 to Vista’s Annual Report on Form 10-K/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this Amendment No. 1 to Vista’s Annual Report on Form 10-K/A, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•                  proposed use of proceeds from our private placement completed in October 2010 and our public offering completed in April 2011;

•                  estimates of future operating and financial performance;

•                  potential funding requirements and sources of capital;

•                  the timing, performance and results of feasibility studies;

•                  plans and anticipated effects of the holding of approximately 27.8% of the issued and outstanding shares of Midas Gold;

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

•                  capital and operating cost estimates for the Concordia gold project and anticipated timing for the commencement of construction at the Concordia gold project;

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

•                  estimates of mineral reserves and mineral resources; and

•                  Invecture Group, S.A. de C.V. (“Invecture’s”) success in meeting the exercise conditions of the earn-in right agreement.

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by our board of directors; the business’ cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral reserve and resource estimates, preliminary economic assessments and exploration activities; advancements of our required permitting processes; current market conditions; and project development plans.  The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause or actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

•                  feasibility study results and preliminary assessment results and the accuracy of estimates on which they are based;

•                  resource estimate results and the accuracy of assay reports and geologic interpretations on which they are based;

•                  the economic viability of deposits;

•                  our ability to obtain, renew or maintain the necessary authorizations and permits for our business, including our development plans and operating activities;

•                  the timing and results of a definitive feasibility study on the Mt. Todd gold project;

•                  delays in commencement of construction at the Mt. Todd gold project;

•                  our ability to secure the permits for the Mt. Todd gold project;

•                  delays in commencement of construction on the Concordia gold project;

•                  status of our required governmental permits for the Concordia gold project;

•                  the amendment and re-filing of our CUSF application and uncertainty regarding SEMARNAT’s review of our amended CUSF application;

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

•                  acquisition and integration issues;

•                  trading price of our securities and our ability to raise funds in new share offerings due to future sales of Common Shares in the public or private market and our ability to raise funds from the exercise of our warrants;

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

•                  the accuracy of calculations of mineral resources, mineral reserves and mineralized material fluctuations therein based on metal prices, inherent vulnerability of the ore and recoverability of metal in the mining process;

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

•                  ability to raise additional capital on favorable terms, if at all;

•                  conflicts of interest of some of our directors as a result of their involvement with other natural resource companies;

•                  potential challenges to the title to our mineral properties;

•                  political and economic instability in Mexico and Indonesia;

•                  fluctuation in foreign currency values; and

•                  our likely status as a passive foreign investment company for U.S. federal tax purposes.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see “Risk Factors” below in this Amendment No. 1 to Vista’s Annual Report on Form 10-K/A. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurances that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

PART 1

ITEM 1A.               RISK FACTORS

An investment in our securities involves a high degree of risk.  The risks described below are not the only ones facing us or otherwise associated with an investment in our securities.  Additional risks not presently known to us or which we currently considers immaterial may also adversely affect our business.  We have attempted to identify the major factors that could cause differences between actual and planned or expected results, and have attempted to include all material risk factors.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

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

We have incurred losses in all periods since inception, except for the year ended December 31, 2011, and may incur net losses in the future. We reported the following earnings/(losses) from operations during each of the following periods:

•                  approximately $50 million for the year ended December 31, 2011;

•                  approximately ($20 million) for the year ended December 31, 2010; and

•                  approximately ($6 million) for the year ended December 31, 2009.

We had an accumulated deficit of approximately $265 million as at December 31, 2011 and $315 million and $295 million as at December 31, 2010 and December 31, 2009, respectively.  Additionally, we had negative cash flows from our operating activities of $25 million for the year ended December 31, 2011.

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

Feasibility studies are used to determine the economic viability of a deposit, as are pre-feasibility studies and preliminary assessments. Feasibility studies are the most detailed and reflect a higher level of confidence in the reported capital and operating costs. Generally accepted levels of confidence are plus or minus 15% for feasibility studies, plus or minus 25-30% for pre-feasibility studies and plus or minus 35-40% for preliminary assessments. These levels reflect the levels of confidence that exist at the time the study is completed. While these studies are based on the best information available to us for the level of study, we cannot be certain that actual costs will not significantly exceed the estimated cost. While we incorporate what management believes is an appropriate contingency factor in cost estimates to account for this uncertainty, there can be no assurance that the contingency factor is adequate.

The economic viability of a mineral deposit is based on many factors that are subject to uncertainty.

Many factors are involved in the determination of the economic viability of a mineral deposit, including the achievement of satisfactory mineral reserve estimates, the level of estimated metallurgical recoveries, capital and operating cost estimates and estimates of future gold prices. Resource estimates are based on the assay results of many intervals from many drill holes and the interpolation of those results between holes. Mineral reserve estimates may be materially affected by metallurgical, environmental, permitting, legal title, socio-economic factors, marketing, political and other factors. There is no certainty that metallurgical recoveries obtained in bench scale or pilot plant scale tests will be achieved in commercial operations. Capital and operating cost estimates are based upon many factors, including anticipated tonnage and grades of ore to be mined and processed, the configuration of the mineral deposit, ground and mining conditions, expected recovery rates of the gold from the ore and anticipated environmental and regulatory compliance costs. Each of these factors involves uncertainties, and as a result, we cannot give any assurance that our development or exploration projects will become operating mines. Further, it may take many years from the initial phase of drilling before production is possible, and during that time, the economic feasibility of exploiting a discovery may change as the result of changing commodity and supply costs. If a mine is developed, actual operating results may differ from those anticipated in a feasibility study.

We require certain governmental authorizations and permits for our business, including our exploration activities, development plans and operating activities. We could incur substantial costs or disruptions to our business if we cannot obtain, renew or maintain the necessary authorizations and permits.

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

As we proceed with development at the Mt. Todd gold project, we may experience delays in the commencement of construction due to delays in receiving any required permits. There can be no assurance of whether or when construction at the Mt. Todd gold project will commence. If we are unable to acquire the necessary permits for construction and mining at the Mt. Todd gold project, then we will not have mineral reserves under SEC Industry Guide 7 or Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”), which could result in an impairment and write down of the carrying value of the project.

We depend on the issuance of certain permits for the exploration activities at the Guadalupe de los Reyes gold/silver project. There can be no assurance that we will obtain the additional permits for drilling. If we are unable to acquire the necessary permits, then we may not be able to advance the project to more detailed levels of technical and economic evaluation.

We are awaiting receipt of certain permits needed before construction can begin at the Concordia gold project. We continue to experience delays in the commencement of construction at the Concordia gold project due to delays in receiving the required permits. There can be no assurance of whether or when construction at the Concordia gold project will commence. If we (whether itself or through Invecture as part of Invecture’s exercise of its rights under the earn-in right agreement) are unable to acquire the required permits to mine the Concordia gold project, then the Concordia gold project will not have mineral reserves under SEC Industry Guide 7 or NI 43-101, which could result in an impairment and write down of the carrying value of the project.

Potential development at the Mt. Todd gold project depends, in part, on obtaining a positive definitive feasibility study.

We have engaged independent consultants to prepare a definitive feasibility study on the Mt. Todd gold project. There can be no assurance that the results of the definitive feasibility study will be positive or that such study will be completed when expected. If the results of the definitive feasibility study are positive, we may be unable to raise additional capital required to construct a mine at the Mt. Todd gold project (see “We may be unable to raise additional capital on favorable terms” below).

There may be delays in commencement of construction on the Mt. Todd gold project.

Delays in commencement of construction could result from delays in receiving the required governmental permits or from factors such as availability and performance of engineering and construction contractors, suppliers and consultants; availability of required equipment and receipt of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, could delay or prevent commencement of construction at the Mt. Todd gold project. There can be no assurance of whether or when construction at the Mt. Todd gold project will commence or that the necessary personnel, equipment or supplies will be available to us if and when construction is commenced. If we are unable to acquire permits to mine the property, then we will have no reserves under SEC Industry Guide 7 and NI 43-101, which could result in an impairment and write down of the carrying value of the project.

We require the authorization of the Ejido (communal landowners) for access to the surface land in the area of the Guadalupe de los Reyes gold/silver project.

We presently have a two-year contract with the Ejido that owns the land in the area of the Guadalupe de los Reyes gold/silver project, which provides us with unrestricted access to the surface for the purpose of undertaking exploration activities. Delays in re-negotiating or agreeing to a new contract would delay any planned exploration or development activities on the project.

There may be delays in commencement of construction on the Concordia gold project.

Delays in commencement of construction could result from delays in receiving the required governmental permits, including permits related to the construction of the desalination plant, pipeline, power line; or widening of the public access road; or from factors such as availability and performance of engineering and construction contractors, suppliers and consultants, availability of required equipment and receipt of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants, Invecture or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, could delay or prevent commencement of construction at the Concordia gold project. There can be no assurance of whether or when construction at the Concordia gold project will commence or that the necessary personnel, equipment or supplies will be available if and when construction is commenced. If we (whether itself or through Invecture as part of Invecture’s exercise of its rights under the earn-in right agreement) are unable to acquire permits to mine the property, then the Concordia gold project will have no reserves under SEC Industry Guide 7 and NI 43-101, which could result in an impairment and write down of the carrying value of the project.

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

There may be delays in obtaining the CUSF or a failure in obtaining the CUSF for the Concordia gold project, which could negatively impact our mineral reserves.

Our initial CUSF application was dismissed on administrative grounds by SEMARNAT. Specifically, SEMARNAT dismissed the CUSF application, without a review of its substantive merit, for the alleged failure by our Mexican subsidiary, Desarrollos Zapal S.A. de C.V., to provide certain information and satisfy procedural requirements. We are currently working to clarify SEMARNAT’s specific requirements. We (whether itself or through Invecture as part of Invecture’s exercise of its rights under the earn-in right agreement) intend to make the appropriate amendments and re-file a new CUSF application. The CUSF is required before we can commence construction of the Concordia gold project. Amending and resubmitting the CUSF application for review by SEMARNAT will cause unknown delays in the commencement of the Concordia gold project. There are many variables and uncertainties involved throughout the CUSF application approval process, which could further delay the application and therefore further delay commencement of the Concordia gold project. If we are unable to secure a CUSF, Mexican law will prohibit us from mining the Concordia gold project and, accordingly, we will have no reserves at the Concordia gold project under SEC Industry Guide 7 and NI 43-101, which could result in an impairment and write down of the carrying value of the project.

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

We have entered into agreements with Awak Mas Holdings Pty. Ltd. (“Awak Mas Holdings”) pursuant to which Awak Mas Holdings has an option to acquire up to an 80% beneficial interest in the Awak Mas gold project. In addition, we have granted Invecture the right to earn a 60% interest in the Concordia gold project. We may enter into similar arrangements with respect to our properties in the future. Awak Mas Holdings currently operates the Awak Mas gold project and Invecture currently operates the Concordia gold project. Although we have sought to protect our interests in relation to our arrangements with Awak Mas Holdings and Invecture, these transactions necessarily involve special risks. Whether or not we hold majority interest or maintain operational control in the projects we hold an interest in, our partners may (i) have economic or business interests or goals that are inconsistent with or opposed to our interests; (ii) exercise veto rights so as to block actions that we believe to be in the best interests of the project; (iii) take action contrary to our policies or objectives with respect to our investments; or (iv) as a result of financial or other difficulties, be unable or unwilling to fulfill their obligations under the joint venture, option, earn-in right or other agreements, such as contributing capital for the expansion or maintenance of projects. Where projects and operations are controlled and managed by our partners, we may provide expertise and advice, but we have limited control with respect to compliance with our standards and objectives. Improper management or ineffective policies, procedures or controls could adversely affect the value of the related non-managed projects and operations and, by association, damage our reputation and thereby harm our operations, value of assets and access to new assets.

In addition, the exploration and development of our projects (including Awak Mas and Concordia gold projects) require substantial additional financing. If Awak Mas Holdings, Invecture or any of our other partners are unable to satisfy the funding obligations under their respective agreements with us, we will have to raise funds from external sources in order to maintain and advance our projects. See “We may be unable to raise additional capital on favorable terms”.

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

The issuance of additional common shares in our capital (“Common Shares”) may negatively impact the trading price of our securities.

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

The trading price of Common Shares has been and may continue to be subject to large fluctuations, which may result in losses to investors. The high and low intraday sale prices of Common Shares, respectively, on the NYSE Amex (“Amex”) were $3.38 and $1.16 in 2009; $3.45 and $1.30 in 2010 and $4.59 and $2.39 in 2011 and on the Toronto Stock Exchange (“TSX”) were Cdn$3.63 and Cdn$1.40 in 2009; Cdn$3.59 and Cdn$1.33 in 2010 and

Cdn$4.55 and Cdn$2.40 in 2011. The trading price of the listed warrants may be subject to large fluctuations, which may result in losses to investors. The high and low intraday sale prices of the listed warrants, respectively, on the TSX were Cdn$0.90 and Cdn$0.64 between January 1, 2012 and March 14, 2012. The trading price of the Common Shares and listed warrants may increase or decrease in response to a number of events and factors, including:

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

Our investments in securities of other public companies (including our investment in Midas Gold) are subject to volatility in the share prices of such companies. There can be no assurance that an active trading market for any of the subject shares is sustainable. The trading prices of the subject shares could be subject to wide fluctuations in response to various factors beyond our control, including success (or failure) of exploration and development activities, quarterly variations in the subject companies’ results of operations, changes in earnings (if any), estimates made by analysts, conditions in the industry of such companies and macroeconomic developments in North America and globally, currency fluctuations and market perceptions of the mining industry. Such market fluctuations could adversely affect the market price of our investments and the value that we could realize on such investments.

Our continuing historical reclamation obligations at the Mt. Todd gold project and our reclamation requirements on our other properties could require significant additional expenditures.

We could be responsible for the reclamation obligations related to previous disturbances located on all of our properties, including the Mt. Todd gold project. The Mt. Todd site was not reclaimed when the original mine closed, and as a result, the dumps and heap leach pad require ongoing care and maintenance. We provide that care and maintenance, but will not be responsible for the environmental liability resulting from previous operations until we make the decision to re-open the mine, have received the appropriate permits and have funded the reclamation bond as required by the permits. The reclamation obligations of the historic operations involve substantially the same areas that we would be required to reclaim if we were to undertake a proposed operation on the property. The obligation therefore would not necessarily involve a substantially greater obligation than we would assume for our own proposed operations. The award of the permits to us would require an agreement by us to provide a bond in a form satisfactory to the Northern Territory Government that would cover the expense of the reclamation of the property. The satisfaction of any bonding requirements and continuing or future reclamation obligations on our properties will require a significant amount of capital. There is a risk that we will be unable to fund these historical and future reclamation requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration or development activities on such properties, including at the Mt. Todd gold project. Such events could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our securities.

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

We cannot assure you that it will have an adequate supply of water to complete desired exploration or development of our mining properties.

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

We depend on a number of key personnel, including Frederick H. Earnest, our President and Chief Executive Officer, and Terri L. Eggert, our Interim Chief Financial Officer. We rely heavily on these individuals for the conduct of our business. We believe that our success depends on the continued service of our key officers and there can be no assurance that we will be able to retain any or all of such officers. The loss of any one of these personnel could have an adverse effect on our operations. We have employment contracts with each of these key personnel. We do not have key man life insurance.

Our ability to manage growth effectively will require us to continue to implement and improve our management systems and to recruit and train new employees. Although we have done so in the past and expects to do so in the future, we cannot assure you that we will be successful in attracting and retaining skilled and experienced personnel.

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

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. We are currently subject to U.S. federal and state government environmental regulations with respect to our project in California in the

United States. We are also currently subject to environmental regulations with respect to our properties in Australia, Mexico and Indonesia.

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

Australia Laws

Mineral projects in the Northern Territory are subject to Australian federal and Northern Territory laws and regulations regarding environmental matters and the discharge of hazardous wastes and materials. As with all mining projects, the Mt. Todd gold project would be expected to have a variety of environmental impacts should development proceed. We are required under Australian laws and regulations (federal, state and territorial) to acquire permits and other authorizations before the Mt. Todd gold project can be developed and mined. In Australia, environmental legislation plays a significant role in the mining industry. Various environmental documents, such as the EIS over the Mt. Todd gold project, covering studies on inter alia, air, water, pollution, hazardous and toxic wastes, reclamation of mining area, etc., must be prepared and submitted to the Northern Territory Government Department of Natural Resources, Environment, The Arts and Sport. Additionally, Northern Territory Government Department of Resources Minerals and Energy; Aboriginal Areas Protection Authority; and Australian Government Department of Sustainability, Environment, Water, Population and Communities are also involved in the project.

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

While we believe that it has or that it or Invecture will be able to obtain the necessary permits to place the Concordia gold project into production, there can be no assurance that we will be able to acquire updates to necessary permits or authorizations on a timely basis. Delays in acquiring any permit, authorization or updates could increase the development cost of the Concordia gold project, or delay the start of production. The most significant environmental permitting requirements, as they relate to the Concordia gold project, are developing reports on environmental impacts; regulation and permitting of discharges to air, water and land; new source performance standards for specific air and water pollutant emitting sources; solid and hazardous waste management regulations; developing risk assessment reports; developing evacuation plans; and monitoring inventories of hazardous materials. In order to exercise its earn-in right, Invecture will need to obtain such reports on environmental impact. There is no certainty that Invecture will be successful or that it will meet the conditions necessary to exercise its earn-in right with respect to the Concordia gold project. If the Concordia gold project is found to not be in compliance with any of these requirements, we could incur significant compliance costs, or might have to delay the start of production.

Indonesia Laws

We are required under Indonesian laws and regulations to acquire permits and other authorizations before our Indonesian mining project, the Awak Mas gold project, can be developed and mined. In Indonesia, environmental legislation plays a significant role in the mining industry. Various environmental documents, such as the analysis of environmental impact (“AMDAL”) concerning the Awak Mas gold project, covering studies on inter alia, air, water, land, pollution, hazardous and toxic wastes and reclamation of mining area, must be prepared and submitted to the Ministry of Environment for approval. In addition, we are also required to submit periodical environmental reports to the relevant environmental government agencies pursuant to the AMDAL and other required environmental licenses (e.g. license for tailing waste).

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including Canadian securities regulatory authorities, the U.S. Securities and Exchange Commission, the Amex, the TSX and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, Congress passed the Dodd-Frank Act. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Our receipt of future payments in connection with our disposal of the Amayapampa gold project is subject to uncertainty.

In April 2008, we announced the disposal of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay us $3.0 million in three equal payments of $1.0 million. The first of these payments is due and payable upon the start of commercial production at Amayapampa, followed by $1.0 million payments on each of the first and second anniversaries of the start of commercial production. In addition, Republic has agreed to pay us a net smelter return royalty on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. In February 2012, Republic reported that it had suspended activities at the Amayapampa gold project.

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

Our measures and reports our financial results in U.S. dollars. We have mining projects in the United States, Australia, Mexico and Indonesia, and we are looking for other projects elsewhere in the world. Economic conditions and monetary policies in these countries can result in severe currency fluctuations.

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

We are likely a “passive foreign investment company”, which will likely have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. shareholders of the Common Shares should be aware that we believe we were classified as a passive foreign investment company (“PFIC”) during the taxable year ended December 31, 2011, and based on current business plans and financial projections, management believes there is a significant likelihood that we will be a PFIC during the current taxable year. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which we are a PFIC, whether or not we distribute any amounts to our shareholders. However, U.S. shareholders should be aware that there can be no assurance that we will satisfy record keeping requirements that apply to a QEF Election, or that we will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that we are a PFIC and a U.S. shareholder wishes to make a QEF Election. Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion in our Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of the Common Shares.

It may be difficult to enforce judgments or bring actions outside the United States against us and certain of our directors.

We are a Canadian corporation and certain of our directors are neither citizens nor residents of the United States. A substantial part of the assets of several of these persons, and of our assets, are located outside the United States. As a result, it may be difficult or impossible for an investor:

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of the Original Report:

1.               Report of Independent Accountants dated March 14, 2012.

2.               Consolidated Balance Sheets—At December 31, 2011 and 2010.

3.               Consolidated Statements of Loss and Comprehensive Loss—Years ended December 31, 2011, 2010, and 2009.

4.               Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2011, 2010, and 2009.

5.               Consolidated Statements of Cash Flows—Years ended December 31, 2011, 2010, and 2009.

6.               Notes to Consolidated Financial Statements.

See “Item 8. Consolidated Financial Statements and Supplementary Data”.

Financial Statement Schedules

Schedule A - The Consolidated Financial Statements and Management’s Discussion and Analysis of Midas Gold Corp. as at and for the years ended December 31, 2011 and 2010.

No other financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Financial Statements and Supplementary Data”.

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
3.04

Articles of Arrangement of Vista Gold Corp., dated May 10, 2007 filed as Exhibit 3 to the Corporation’s Current Report on Form 8-K, dated May 10, 2007 and incorporated herein by reference (File No. 1-9025)

4.01

Note Indenture, dated March 4, 2008, among Vista Gold Corp., Minera Paredones Amarillos S.A. de C.V., as guarantor, HSBC Bank USA, N.A., as trustee and HSBC Mйxico, S.A. De C.V., Instituciуn de Banca Mъltiple, Grupo Financiero HSBC, Divisiуn Fiduciaria, as collateral agent filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)

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

May 2006 filed as Schedule C to the Corporation’s Annual Report on April 3, 2006 and incorporated herein by reference (File No. 1-9025)
10.09

Share Purchase Agreement dated August 29, 2002 between Vista Gold and Viceroy Minerals Corporation filed as Exhibit 10.25 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.10

Purchase Agreement dated October 7, 2002 between Vista Gold and Newmont Mining Corporation filed as Exhibit 10.26 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.11

Venture Assignment Agreement dated May 9, 2005 between Vista Gold Corp. filed as Exhibit 10.27 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.12

Assignment Agreement, dated May 9, 2005, between Continental Goldfields Limited and Vista Gold Corp. filed as Exhibit 10.28 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.13

Assignment of Rights dated May 9, 2005, between ORT Limited and Vista Gold Corp. filed as Exhibit 10.29 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.14

Option to Purchase Agreement dated July 18, 2005 between Vista Gold and Monex Exploration filed as Exhibit 10.1 to the Corporation’s Annual Report on Form 8-K, dated July 18, 2005 and incorporated herein by reference (File No. 1-9025)

10.15

Purchase Agreement dated November 7, 2005 between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation’s Annual Report on Form 8-K, dated November 7, 2005 and incorporated herein by reference (File No. 1-9025)

10.16

Finder’s Fee Agreement and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated February 2, 2006 and incorporated herein by reference (File No. 1-9025)

10.17

Form of Subscription Agreement dated September 29, 2004, between Vista Gold and each Purchaser as defined therein filed as Exhibit 10.1 to the Corporation’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference (File No. 1-9025)

10.18

Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty Ltd. and Vista Gold Corp. filed as Exhibit 10.24 to the Corporation’s Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.19

Employment Agreement dated June 1, 2004 between Vista Gold and Gregory G. Marlier filed as Exhibit 10.3 to the Corporation’s Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.20

Letter Agreement, dated April 12, 2005, between Prime Corporate Finance Pty Limited and Vista Gold Corp. filed as Exhibit 10.43 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.21

Employment Agreement effective as of January 1, 2005 between Vista Gold and Michael B. Richings filed as Exhibit 10.1 to the Corporation’s Annual Report on Form 8-K, dated July 6, 2006 and incorporated herein by reference (File No. 1-9025)

10.22

Amendment to Purchase Agreement, dated January 19, 2005, between Vista Gold Corp. filed as Exhibit 10.23 to the Corporation’s Annual Report on Form 8-K for the SEC on August 16, 2006) and incorporated herein by reference (File No. 1-9025)

10.23

Deed of Option, dated October 28, 2004, between Weston Investments, Organic Resources, Vista Gold Corp., Salu Siwa and JCI Limited filed as Exhibit 10.24 to the Corporation’s Annual Report on Form 8-K for the SEC on August 25, 2006) and incorporated herein by reference (File No. 1-9025)

10.24

Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and JCI Limited filed as Exhibit 10.25 to the Corporation’s Annual Report on Form 8-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.25

Employment Agreement, dated as of September 22, 2006, between Vista Gold Corp., and JCI Limited filed as Exhibit 10.26 to the Corporation’s Annual Report on Form 8-K for the year ended December 31, 2005 and incorporated herein by reference (File No. 1-9025)

10.26

Assignment Agency Agreement, dated as of October 30, 2006, among Vista Gold Corp., filed as Exhibit 10.27 to the Corporation’s Annual Report on Form 8-K dated October 30, 2006 and incorporated herein by reference (File No. 1-9025)

10.27

Assignment Loan Agreement dated May 9, 2005, between Vista Gold Corp. filed as Exhibit 10.28 to the Corporation’s Annual Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)

10.28

Assignment Agreement, dated May 9, 2005, between ORT Limited and Vista Gold Corp. filed as Exhibit 10.2 to the Corporation’s Annual Report on Form 8-K dated December 22, 2006 and incorporated herein by reference (File No. 1-9025)

10.29

Purchase Letter Agreement dated July 18, 2005, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated July 18, 2005 and incorporated herein by reference (File No. 1-

19

9025)
10.30

Fee Letter Agreement dated March 13, 2007, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.53 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference (File No. 1-9025)

10.31

Amendment to Arrangement and Merger Agreement by and among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio, dated May 8, 2007 filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated May 10, 2007 and incorporated herein by reference (File No. 1-9025)

10.32

Letter Agreement dated November 20, 2007, between Vista Gold Corp. and Luzon Minerals Ltd. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated November 20, 2007 and incorporated herein by reference (File No. 1-9025)

10.33

Agreement dated December 19, 2007, between Grandcru Resource Corporation and Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)

10.34

Purchase and Termination Agreement dated December 19, 2007, among (i) Klaus Genssler, Genssler Investment Partnership, LLP, Douglas D. Foote and Synergex Group Limited Partnership, (ii) Grandcru Resources Corporation, (iii) Minera Paredones Amarillos, S.A. de C.V. and (iv) Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)

10.35

Termination and Purchase Agreement dated December 21, 2007, among (i) Goldcorp Inc., Luismin S.A. de C.V. and Desarrollos Mineros San Luis, S.A. de C.V., (ii) Grandcru Resources Corporation, (iii) Minera Paredones Amarillos, S.A. de C.V. and (iv) Vista Gold Corp. filed as Exhibit (use corresponding Exhibit #) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference (File No. 1-9025)

10.36

Asset Sale Agreement dated January 4, 2008, among Vista Gold Corp., Minera Paredones Amarillos, S.A. de C.V., Del Norte Company, Ltd. and A.M. King Industries, Inc. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated January 2, 2008, and incorporated herein by reference (File No. 1-9025)

10.37

Agency Agreement, dated March 4, 2008, between Vista Gold Corp. and Casimir Capital L.P. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)

10.38

Form of Subscription Agreement dated March 4, 2008, between Vista Gold Corp. and each Subscriber as defined therein filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)

10.39

Purchase and Sale Agreement dated March 4, 2008, among Vista Gold Corp., Vista Gold (Antigua) Corp. and Republic Gold Limited ACN 106399311, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated April 4, 2008 and incorporated herein by reference (File No. 1-9025)

10.40

Note Repurchase Agreement, dated July 14, 2009, by and between the Corporation and Whitebox Combined Partners, LP filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated July 20, 2009 and incorporated herein by reference (File No. 1-9025)

10.41

Note Repurchase Agreement, dated July 14, 2009, by and between the Corporation and Whitebox Convertible Arbitrage Partners, LP filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated July 20, 2009 and incorporated herein by reference (File No. 1-9025)

10.42

Note Repurchase Agreement, dated July 14, 2009, by and between the Company and Whitebox Special Opportunities Fund Series B Partners, LP filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated July 20, 2009 and incorporated herein by reference (File No. 1-9025)

10.43

Joint Venture Agreement dated December 23, 2009 between Vista Gold (Barbados) Corp. and Pan Asia Resources Corporation filed as Exhibit 10.43 to the Corporation’s Annual Report on Form 10-K dated March 16, 2010 and incorporated herein by reference (File No. 1-9025)

10.44

Note Repurchase Agreement dated May 13, 2010, by and between the Corporation and the Noteholder filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)

10.45

Canadian Agent Agreement dated September 29, 2010, filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q dated November 9, 2010 and incorporated herein by reference (File No. 1-9025)

10.46

Canadian Amended and Restated Agent Agreement, dated October 22, 2010, filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)

10.47

United States Finder’s Agreement dated September 30, 2010, filed as Exhibit 10.3 to the Corporation’s Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)

10.48	Canadian Finder’s Agreement dated October 22, 2010, filed as Exhibit 10.4 to the Corporation’s Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)
21	Subsidiaries of the Corporation, filed as Exhibit 21 to the Corporation’s Annual Report on Form 10-K dated March 14, 2012 and incorporated herein by reference (File No. 1-9025)
23.1

Consent of PricewaterhouseCoopers LLP, independent auditors filed as Exhibit 23.1 to the Corporation’s Annual Report on Form 10-K dated March 14, 2012 and incorporated herein by reference (File No. 1-9025)

23.2	Consent of SRK Consulting (U.S.), Inc., filed as Exhibit 23.2 to the Corporation’s Annual Report on Form 10-K dated March 14, 2012 and incorporated herein by reference (File No. 1-9025)
23.3	Consent of Golder Associates, Inc., filed as Exhibit 23.3 to the Corporation’s Annual Report on Form 10-K dated March 14, 2012 and incorporated herein by reference (File No. 1-9025)
23.4	Consent of Gustavson Associates, LLC, filed as Exhibit 23.4 to the Corporation’s Annual Report on Form 10-K dated March 14, 2012 and incorporated herein by reference (File No. 1-9025)
23.5

Consent of Mine Development Associates Inc., Neil Prenn, filed as Exhibit 23.5 to the Corporation’s Annual Report on Form 10-K dated March 14, 2012 and incorporated herein by reference (File No. 1-9025).

23.6	Consent of Richard J. Lambert, P.E., filed as Exhibit 23.6 to the Corporation’s Annual Report on Form 10-K dated March 14, 2012 and incorporated herein by reference (File No. 1-9025)
23.7	Consent of Tetra Tech MM, Inc., filed as Exhibit 23.7 to the Corporation’s Annual Report on Form 10-K dated March 14, 2012 and incorporated herein by reference (File No. 1-9025)
23.8	Consent of Barton G. Stone, C.P.G., filed as Exhibit 23.8 to the Corporation’s Annual Report on Form 10-K dated March 14, 2012 and incorporated herein by reference (File No. 1-9025)
23.9	Consent of Leonel Lуpez, C.P.G., filed as Exhibit 23.9 to the Corporation’s Annual Report on Form 10-K dated March 14, 2012 and incorporated herein by reference (File No. 1-9025)
23.10

Consent of Mine Development Associates Inc., Thomas Dyer, filed as Exhibit 23.10 to the Corporation’s Annual Report on Form 10-K dated March 14, 2012 and incorporated herein by reference (File No. 1-9025)

23.11	Consent of Deloitte & Touche LLP
24	Powers of Attorney, filed as Exhibit 24 to the Corporation’s Annual Report on Form 10-K dated March 14, 2012 and incorporated herein by reference (File No. 1-9025)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document, filed as Exhibit 101.INS to the Corporation’s Annual Report on Form 10-K, filed March 14, 2012, and incorporated herein by reference.
101.SCH	XBRL Taxonomy Extension Schema Document, filed as Exhibit 101.SCH to the Corporation’s Annual Report on Form 10-K, filed March 14, 2012, and incorporated herein by reference
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed as Exhibit 101.CAL to the Corporation’s Annual Report on Form 10-K, filed March 14, 2012, and incorporated herein by reference.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed as Exhibit 101.DEF to the Corporation’s Annual Report on Form 10-K, filed March 14, 2012, and incorporated herein by reference.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed as Exhibit 101.LAB to the Corporation’s Annual Report on Form 10-K, filed March 14, 2012, and incorporated herein by reference.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed as Exhibit 101.PRE to the Corporation’s Annual Report on Form 10-K, filed March 14, 2012, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: April 5, 2012	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: April 5, 2012	By:	/s/ Terri L. Eggert
Terri L. Eggert
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: April 5, 2012	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: April 5, 2012	By:	/s/ Terri L. Eggert
Terri L. Eggert
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

SCHEDULE A

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(expressed in US Dollars)

Deloitte & Touche LLP
2800 - 1055 Dunsmuir Street
4 Bentall Centre
P.O. Box 49279
Vancouver BC V7X 1P4
Canada

Tel: 604-669-4466
Independent Auditor’s Report	Fax: 604-685-0395
www.deloitte.ca

To the Board of Directors and Shareholders of Midas Gold Corp.

We have audited the accompanying consolidated statement of financial position of Midas Gold Corp. (the “Company”) as of December 31, 2011, and the related statements of net loss and comprehensive loss, changes in equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

(Signed) “Deloitte & Touche LLP”

Chartered Accountants
March 13, 2012
Vancouver, Canada

Midas Gold Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As at December 31, 2011 and 2010

(expressed in US dollars)

	Notes	2011	2010
			(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$36,954,210	$4,805,707
Trade and other receivables		276,599	19,975
Prepaid expenses		110,619	58,567
		$37,341,428	$4,884,249
NON-CURRENT ASSETS
Buildings and equipment, net	4	$2,700,363	$309,622
Exploration and evaluation assets	5	116,407,379	7,668,981
Reclamation bond		18,000	18,000
		$119,125,742	$7,996,603
TOTAL ASSETS		$156,467,170	$12,880,852

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade and other payables		$3,460,697	$107,747
Current portion of note payable	6	180,712	172,521
Accrued interest payable		12,918	16,027
		$3,654,327	$296,295
NON-CURRENT LIABILITIES
Long-term portion of note payable	6	$562,708	$743,421
TOTAL LIABILITIES		$4,217,035	$1,039,716

EQUITY
Share capital	7	$155,548,706	$12,562,316
Equity reserve	7	10,989,830	129,500
Deficit		(14,288,401)	(850,680)
TOTAL EQUITY		$152,250,135	$11,841,136
TOTAL LIABILITIES AND EQUITY		$156,467,170	$12,880,852

Commitments - Note 5, 6 and 13

Events after reporting period - Note 14

Approved on behalf of the Board of Directors:

(Signed) “Stephen Quin”	(Signed) “Donald Young”
Stephen Quin - Director	Donald Young - Director

See accompanying notes to consolidated financial statements

Midas Gold Corp.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

	2011	2010
		(Unaudited)
EXPENSES
Salaries and benefits	$936,786	$275,869
Professional fees	496,733	128,503
Travel and related costs	310,786	73,979
Consulting	103,664	—
Share based compensation	8,661,418	—
Shareholder and regulatory	366,165	4,425
Directors fees	104,224	—
Office and administrative	288,348	128,250
OPERATING LOSS	$11,268,124	$611,026

OTHER EXPENSES
Foreign exchange loss	$2,446,057	$—
Interest income	(276,460)	(22,832)
Total other expenses	$2,169,597	$(22,832)

NET LOSS AND COMPREHENSIVE LOSS	$13,437,721	$588,194

NET LOSS PER SHARE, BASIC AND DILUTED	$0.16	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	84,739,000	38,247,000

See accompanying notes to consolidated financial statements

Midas Gold Corp.

CONSOLIDATED  STATEMENTS OF CHANGES IN EQUITY

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

		Issued Capital
	Note	Shares	Amount	Equity Reserve	Deficit	Total
BALANCE, January 1, 2010 (Note 1) (Unaudited)		27,345,000	$3,654,000	$120,000	$(262,486)	$3,511,514
Share based compensation		—	—	9,500	—	9,500
Shares issued in private placement	7	16,154,500	8,817,816	—	—	8,817,816
Shares issued for services	7	312,500	90,500	—	—	90,500
Net loss and comprehensive loss for the year		—	—	—	(588,194)	(588,194)
BALANCE, December 31, 2010 (Unaudited)		43,812,000	$12,562,316	$129,500	$(850,680)	$11,841,136

Share based compensation	7	—	—	13,496,607	—	13,496,607
Exercise of options pre Transaction	1,7	4,600,000	1,930,500	(919,500)	—	1,011,000
Shares issued to Vista Gold Corp.	1,7	30,402,615	79,148,742	—	—	79,148,742
Shares issued in private placement	7	6,129,800	15,586,344	—	—	15,586,344
Exercise of options post Transaction	1,7	290,000	266,376	(120,111)	—	146,265
Exercise of warrants post Transaction	1,7	6,116,666	3,150,383	(1,596,666)	—	1,553,717
Shares issued pursuant to initial public offering, net of issue costs	7	13,930,855	42,904,045	—	—	42,904,045
Net loss and comprehensive loss for the year		—	—	—	(13,437,721)	(13,437,721)
BALANCE, December 31, 2011		105,281,936	$155,548,706	$10,989,830	$(14,288,401)	$152,250,135

See accompanying notes to consolidated financial statements

Midas Gold Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

	2011	2010
		(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(13,437,721)	$(588,194)
Items not affecting cash:
Share based compensation	8,661,418	—
Depreciation	10,229	—
Unrealised foreign exchange loss	1,762,504	—
Interest income	(276,460)	(19,236)
Changes in:
Trade and other receivables	(136,430)	(19,975)
Prepaid expenses	(52,052)	(24,975)
Trade and other payables	533,719	33,258
Net cash used in operating activities	$(2,934,793)	$(619,122)
INVESTING ACTIVITIES:
Purchase of exploration and evaluation assets	$(21,656,964)	$(4,440,502)
Restricted cash for drilling contract	—	(18,000)
Purchase of buildings and equipment	(2,739,360)	(308,469)
Interest received	156,266	19,236
Net cash used in investing activities	$(24,240,058)	$(4,747,735)
FINANCING ACTIVITIES:
Proceeds from issuance of common shares	$61,285,859	$8,817,816
Payment of note payable	(172,522)	(167,496)
Interest paid	(27,479)	(32,501)
Net cash provided by financing activities	$61,085,858	$8,617,819
Effect of foreign exchange on cash	(1,762,504)	—
Net increase in cash and cash equivalents	32,148,503	3,250,962
Cash and cash equivalents, beginning of year	4,805,707	1,554,745
Cash and cash equivalents, end of year	$36,954,210	$4,805,707

Cash	$6,383,309	$4,805,707
Guaranteed investment certificates and high interest savings	30,570,901	—
Total cash and cash equivalents	$36,954,210	$4,805,707

Supplemental cash flow information - Note 12

See accompanying notes to consolidated financial statements

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

1.             Nature of Operations

Midas Gold Corp. (“the Corporation” or “Midas Gold”) was incorporated on February 22, 2011 under the Business Corporations Act of British Columbia.  The Corporation was organized to locate, acquire and develop mineral properties located principally in the Stibnite — Yellow Pine mining district in Valley County, Idaho (the “District”).  The Corporation currently operates in one segment, mineral exploration in the United States.  The Corporation’s common shares commenced trading on the Toronto Stock Exchange on July 14, 2011 after closing an initial public offering under a prospectus dated June 30, 2011.  The corporate office of Midas Gold is located at 1250-999 West Hastings St, Vancouver, BC, V6C 2W2, Canada.

On April 6, 2011, the Corporation executed a transaction (the “Transaction”) whereby Midas Gold, Inc. (“MGI”) and Vista Gold Corp. (“Vista”) contributed their respective Idaho gold assets through a contribution to Midas Gold to form the Golden Meadows Project (“Golden Meadows” or “Project”).  Pursuant to the Plan of Share Exchange, on closing of the Transaction, Midas was owned, on a diluted basis, 65% by the shareholders of MGI and 35% by Vista, excluding any contemporaneous or subsequent financings. Midas Gold issued 30,402,615 shares to a subsidiary of Vista and 48,412,000 shares to the former shareholders of MGI.

The Transaction between Midas Gold and MGI did not result in a significant change in the ownership interests of those entities and the acquisition was accounted for as a continuity of interests maintaining the carrying amount of the entities.  Accordingly, these financial statements have been prepared to reflect the financial position and results of operations as if these entities had been consolidated since their inception.

The Transaction between Midas Gold and Vista constituted an acquisition of the assets of Idaho Gold Resources, LLC (“IGR”).  Midas Gold acquired 100% of the outstanding common shares of Idaho Gold Holding Corporation (“IGHC”), where IGHC is the inactive holding company which held the equity interest in IGR.  Below is a summary of the purchase consideration and the allocation of the purchase consideration to the assets acquired and the liabilities assumed.  The determination of fair value is based upon management’s estimates and certain assumptions with respect to the fair value associated with the assets acquired.

Value attributed to the 30,402,615 common shares issued for the acquisition of IGR	$79,148,742
Value of the exploration and evaluation assets acquired	$79,148,742

2.             Basis of Preparation

a.     Statement of Compliance

These consolidated financial statements have been prepared in accordance with and are in full compliance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”) and the IFRS Interpretations Committee.

b.     Basis of Presentation

These consolidated financial statements have been prepared on the historic cost basis except for certain financial instruments, which are measured at fair value as explained in the Summary of Significant Accounting Policies set out in Note 3.

Information as at December 31, 2010 and for the year ended is unaudited.

These consolidated financial statements for the years ended December 31, 2011 and 2010 were approved and authorized for issue by the board of directors on March 13, 2012.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

3.             Summary of Significant Accounting Policies

a.     Basis of Consolidation

These consolidated financial statements include the financial statements of Midas Gold and its wholly owned legal subsidiary companies:

Midas Gold, Inc. (“MGI”);

Idaho Gold Holding Corporation (“IGHC”);

Idaho Gold Resource, LLC (“IGR”); and

MGI Acquisition Corporation (“MGIAC”).

All intercompany transactions and balances income and expenses, have been eliminated.

b.     Functional and Presentation Currency

The Corporation’s functional and presentation currency is the US Dollar (“USD”).  All amounts in these consolidated financial statements are in USD, unless otherwise stated.

c.     Cash and Cash Equivalents

For the purpose of the statement of financial position and statement of cash flows, the Corporation considers all highly liquid investments readily convertible to a known amount of cash with an original maturity of three months or less and subject to an insignificant risk of changes in value to be cash equivalents.

During the year the Corporation maintained a significant portion of its cash balance in Canadian Dollars.  There is a risk that the Corporation’s cash balance be reduced on a fluctuation in the relevant exchange rate.  The Corporation has a policy that all board approved expenditures be held in the currency they expect to be made in.  Cash held in excess of board approved expenditures has been and will be actively managed by the Corporation’s management with consideration to the expected currency needs of the Corporation based on approved expenditures.

d.     Business Combinations

Acquisitions of subsidiaries and businesses are accounted for using the acquisition method. The cost of each business combination is measured, at the date of the exchange, as the aggregate of the fair value of assets given, liabilities incurred or assumed, and equity instruments issued by the Corporation in exchange for control of the acquiree.  Acquisition-related costs incurred for the business combination are expensed. The acquiree’s identifiable assets, liabilities and contingent liabilities are recognized at their fair value at the acquisition date.

Goodwill arising on acquisition is recognized as an asset and initially measured at cost, being the excess of the cost of the acquisition over the Corporation’s interest in the fair value of the net identifiable assets, liabilities and contingent liabilities recognized. If the Corporation’s interest in the fair value of the acquiree’s net identifiable assets, liabilities and contingent liabilities exceeds the cost of the acquisition, the excess is recognized in earnings or loss immediately.  The interest of non-controlling shareholders in the acquiree is measured at the non-controlling shareholders’ proportion of the net fair value of the assets, liabilities and contingent liabilities recognized.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

3.             Summary of Significant Accounting Policies (continued)

e.     Financial Assets

Financial assets are classified into one of four categories, fair value through profit or loss (“FVTPL”), held-to-maturity (“HTM”), available for sale (“AFS”) and loans and receivables.

The classification is determined at initial recognition and depends on the nature and purpose of the financial asset.

(i)       FVTPL financial assets

Financial assets are classified as FVTPL when the financial asset is held for trading or it is designated as FVTPL. A financial asset is classified as held for trading if:

•        it has been acquired principally for the purpose of selling in the near future;

•        it is a part of an identified portfolio of financial instruments that the Corporation manages and has an actual pattern of short-term profit-taking; or

•        it is a derivative that is not designated and effective as a hedging instrument.

Financial assets classified as FVTPL are stated at fair value with any resultant gain or loss recognized in profit or loss. The net gain or loss recognized incorporates any dividend or interest earned on the financial asset. The Corporation does not have any assets classified as FVTPL financial assets.

(ii)     HTM financial assets

HTM investments are recognized on a trade-date basis and are initially measured at fair value, including transaction costs. The Corporation does not have any assets classified as HTM investments.

(iii)    AFS financial assets

Short-term investments and other assets held by the Corporation are classified as AFS and are stated at fair value. Gains and losses arising from changes in fair value are recognized directly in equity into accumulated other comprehensive income.  Impairment losses, interest calculated using the effective interest method and foreign exchange gains and losses on monetary assets, are recognized directly in profit or loss rather than equity.  When an investment is disposed of or is determined to be impaired, the cumulative gain or loss previously recognized in the investments revaluation reserve is included in profit or loss.

The fair value of AFS monetary assets denominated in a foreign currency are translated at the spot rate at the statement of financial position date. The change in fair value attributable to translation differences on amortized cost of the asset is recognized in profit or loss, while other changes are recognized in equity.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

3.             Summary of Significant Accounting Policies (continued)

e.     Financial Assets (continued)

(iv)        Loans and receivables

Trade and other receivables, loans and cash and cash equivalents that have fixed or determinable payments that are not quoted in an active market are classified as loans and receivables.

Loans and receivables are initially recognized at the transaction value and subsequently carried at amortized cost using the effective interest rate method less impairment losses. The impairment loss of receivables is based on a review of all outstanding amounts at period end. Bad debts are written off during the year in which they are identified. Interest income is recognized by applying the effective interest rate, except for short-term receivables when the recognition of interest would not be material.

(v)         Effective interest method

The effective interest method calculates the amortized cost of a financial asset and allocates interest income over the corresponding period. The effective interest rate is the rate that discounts estimated future cash receipts over the expected life of the financial asset, or, where appropriate, a shorter period, to the net carrying amount on initial recognition.

Income is recognized on an effective interest basis for debt instruments other than those financial assets classified as FVTPL and AFS.

(vi)        Impairment of financial assets

Financial assets, other than those at FVTPL, are assessed for indicators of impairment at each period end. Financial assets are impaired when there is objective evidence that, as a result of one or more events that occurred after the initial recognition of the financial asset, the estimated future cash flows of the investment have been impacted.

Objective evidence of impairment could include the following:

•        significant financial difficulty of the issuer or counterparty;

•        default or delinquency in interest or principal payments; or

•        it has become probable that the borrower will enter bankruptcy or financial reorganization.

For financial assets carried at amortized cost, the amount of the impairment is the difference between the asset’s carrying amount and the present value of the estimated future cash flows, discounted at the financial asset’s original effective interest rate.

The carrying amount of all financial assets, excluding trade receivables, is directly reduced by the impairment loss. The carrying amount of trade receivables is reduced through the use of an allowance account. When a trade receivable is considered uncollectible, it is written off against the allowance account.  Changes in the carrying amount of the allowance account are recognized in profit or loss.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

3.             Summary of Significant Accounting Policies (continued)

e.               Financial Assets (continued)

(vi)                            Impairment of financial assets (continued)

With the exception of AFS equity instruments, if, in a subsequent period, the amount of the impairment loss decreases and the decrease relates to an event occurring after the impairment was recognized; the previously recognized impairment loss is reversed through profit or loss. On the date of impairment reversal, the carrying amount of the financial asset cannot exceed its amortized cost had impairment not been recognized.

(vii)                           Derecognition of financial assets

A financial asset is derecognized when:

•                                the contractual right to the asset’s cash flows expire; or

•                                if the Corporation transfers the financial asset and substantially all risks and rewards of ownership to another entity.

f.                  Financial Liabilities and Equity

Debt and equity instruments are classified as either financial liabilities or as equity in accordance with the substance of the contractual arrangement.

An equity instrument is any contract that evidences a residual interest in the assets of an entity after deducting all of its liabilities. Equity instruments issued by the Corporation are recorded at the proceeds received, net of direct issue costs.

Financial liabilities are classified as either financial liabilities at FVTPL or other financial liabilities.

(i)               Other financial liabilities

Other financial liabilities are initially measured at fair value, net of transaction costs, and are subsequently measured at amortized cost using the effective interest method, with interest expense recognized on an effective yield basis.

The effective interest method is a method of calculating the amortized cost of a financial liability and of allocating interest expenses over the corresponding period. The effective interest rate is the rate that exactly discounts estimated future cash payments over the expected life of the financial liability, or, where appropriate, a shorter period, to the net carrying amount on initial recognition.

The Corporation has classified trade and other payables, short-term financial liabilities and long-term financial liabilities as other financial liabilities.

(ii)           Derecognition of financial liabilities

The Corporation derecognizes financial liabilities when, and only when, the Corporation’s obligations are discharged, cancelled or they expire.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

3.             Summary of Significant Accounting Policies (continued)

g.              Exploration and Evaluation Assets

Exploration and evaluation assets are recorded at cost less accumulated impairment losses, if any.  All direct costs related to the acquisition, exploration and evaluation of mineral properties are capitalized until the commercial viability of the asset is established, at which time the capitalized costs are reclassified to mineral properties under development.  To the extent that the expenditures are made to establish ore reserves within the rights to explore, the Corporation will consider those costs as capital in nature. The depreciation of a capital asset in connection with exploring or evaluating a property of this nature will be included in the cost of the capital asset.

Management reviews the facts and circumstances to determine whether there is an indication that the carrying amount of the exploration and evaluation assets exceeds their carrying value on a regular basis.  Indication includes but is not limited to, the expiration of the right explore, substantive expenditure in the specific area is neither budgeted nor planned and if the entity has decided to discontinue exploration activity in the specific area.  If the facts and circumstances suggest the carrying value exceeds the recovery value, the Corporation will impair the property.

h.              Loss Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding share purchase options were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting periods.  All share purchase options and warrants were anti-dilutive for the periods presented.

i.                 Foreign Currency Translation

Transactions in currencies other than the entity’s functional currency are recorded at the average rates of exchange prevailing at the dates of the transactions. Monetary assets and liabilities are translated using the period end foreign exchange rate.  Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction.  All gains and losses on translation of these foreign currency transactions are included in the consolidated Statement of Net Loss and Comprehensive Loss.

j.                  Income Taxes

Income tax expense consists of current and deferred tax expense. Income tax expense is recognized in the Statement of Net Loss and Comprehensive Loss.

Current tax expense is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at period end, adjusted for amendments to tax payable with regards to previous years.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

3.             Summary of Significant Accounting Policies (continued)

j.                  Income Taxes (continued)

Deferred tax assets and liabilities are recognized for deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the substantively enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that substantive enactment occurs.  A deferred tax asset is recognized to the extent that it is probable that future taxable profits will be available against which the asset can be utilized. To the extent that the Corporation does not consider it probable that a deferred tax asset will be recovered, the deferred tax asset is reduced.

Deferred tax assets and liabilities are offset when there is a legally enforceable right to set off current tax assets against current tax liabilities and when they relate to income taxes levied by the same taxation authority and the Corporation intends to settle its current tax assets and liabilities on a net basis.

k.              Share Based Compensation

The Corporation grants share purchase options to directors, officers, and employees. The board of directors grants such options for periods of up to five years, with vesting periods determined at its sole discretion and at prices equal to or greater than the closing price on the date the options were granted.

The fair value of the options granted to employees is measured at the grant date, using the Black-Scholes option pricing model, and is recognized over the vesting period, which is the period over which all of the specific vesting conditions are satisfied.  Forfeitures are estimated at the grant date.  For awards with graded vesting, the fair value of each tranche is measured separately and recognized over its respective vesting period. The fair value is recognized as an expense or capitalized to exploration and evaluation assets, depending on the recipient of the option, with a corresponding increase in equity reserve. The amount recognized as expense is adjusted to reflect the number of share options which actually vest.

When the Corporation grants share purchase options, which only vest upon satisfaction of a contingent event, the fair value of the option is measured on the date of grant using the same valuation model and assumptions used for options without performance conditions. The Corporation will recognize compensation expense based on a estimate of performance condition that will be satisfied.

l.                 Reclamation and Remediation

The Corporation recognizes liabilities for statutory, contractual, constructive or legal obligations associated with buildings and equipment and exploration and evaluation assets, when those obligations result from the acquisition, construction, development or normal operation of the assets. The net present value of future rehabilitation cost estimates arising from the decommissioning and site preparation work is capitalized to exploration and evaluation assets along with a corresponding increase in the rehabilitation provision in the period incurred. Discount rates using a pre-tax rate that reflect the time value of money are used to calculate the net present value of such costs. The Corporation’s estimates of reclamation costs could change as a result of changes in regulatory requirements, discount rates and assumptions regarding the amount and timing of the future expenditures. These changes are recorded directly to exploration and evaluation assets with a corresponding entry to the rehabilitation provision. The Corporation’s estimates are reviewed annually for changes in regulatory requirements, discount rates, effects of inflation and changes in estimates. The costs of rehabilitation projects that were included in the rehabilitation provision are recorded against the provision as incurred.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

3.             Summary of Significant Accounting Policies (continued)

m.            Buildings and Equipment

Buildings and equipment are recorded at cost less amortization, depletion and accumulated impairment losses, if any.

Where significant components of buildings and equipment have different useful lives, the components are accounted for as separate items. Expenditures incurred to replace a component that is accounted for separately, including major inspection and overhaul expenditures, are capitalized. Directly attributable expenses incurred for major capital projects are capitalized until the asset is brought to a working condition for its intended use. These costs include dismantling and site restoration costs to the extent these are recognized as a provision.

The cost of self-constructed assets includes the cost of materials, direct labor and an appropriate portion of normal overhead. The costs of day-to-day servicing are recognized in expenses as incurred, as “maintenance and repairs.”

Financing costs associated with the construction or acquisition of qualifying assets are capitalized at interest rates relating to loans specifically raised for that purpose. Capitalization of borrowing costs ceases when the asset is ready for its intended use.

The Corporation depreciates its assets, less their estimated residual values, as follows:

Category	Method	Useful life
Equipment and Vehicles	Straight-line	3 to 7 years
Buildings	Straight-line	5 to 10 years

The depreciation method, useful life and residual values are assessed annually.

o.              Impairment

The Corporation’s tangible and intangible assets are reviewed for indications of impairment at each statement of financial position date. If indication of impairment exists, the asset’s recoverable amount is estimated to determine extent of impairment, if any.  Where the asset does not generate independent cash flows, the Corporation estimates the recoverable amount of the cash generating unit (“CGU”) to which the asset belongs.

An impairment loss is recognized when the carrying amount of an asset or CGU exceeds its recoverable amount. Impairment losses are recognized in profit and loss for the period. The recoverable amount is the greater of the asset’s fair value less costs to sell and its value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset.

An impairment loss is reversed if there is an indication that there has been a change in the estimates used to determine the recoverable amount. An impairment loss is reversed only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortization, if no impairment loss had been recognized.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

3.             Summary of Significant Accounting Policies (continued)

p.              Leases

Operating lease payments are expensed on a straight-line basis over the term of the relevant lease. Incentives received upon entry into an operating lease are recognized straight-line over the lease term.

q.              Provisions

Provisions are recorded when a present legal or constructive obligation exists as a result of past events where it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation, and a reliable estimate of the amount of the obligation can be made.

The amount recognized as a provision is the best estimate of the consideration required to settle the present obligation at the statement of financial position date, taking into account the risks and uncertainties surrounding the obligation. Where a provision is measured using the cash flows estimated to settle the present obligation, its carrying amount is the present value of those cash flows. When some or all of the economic benefits required to settle a provision are expected to be recovered from a third party, the receivable is recognized as an asset if it is virtually certain that reimbursement will be received and the amount receivable can be measured reliably.

r.                Significant Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with IFRS requires management to make judgments, estimates and assumptions about future events that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Although these estimates are based on management’s best knowledge of the amount, events or actions, actual results may differ from these estimates.

Critical judgments exercised in applying accounting policies that have the most significant effect on the amounts recognized in the consolidated financial statements are as follows:

i)                 Economic recoverability and probability of future economic benefits of exploration evaluation and development costs

Management has determined that exploratory drilling, evaluation, development and related costs incurred which were capitalized have future economic benefits and are economically recoverable. Management uses several criteria in its assessments of economic recoverability and probability of future economic benefit including geologic and metallurgic information, history of conversion of mineral deposits to proven and probable reserves, scoping and feasibility studies, accessible facilities, existing permits and life of mine plans.

ii)              Functional currency

The functional currency for each of the Corporation’s subsidiaries is the currency of the primary economic environment in which the entity operates.  The Corporation has determined that the functional currency of each entity is the US dollar.  Determination of functional currency may involve certain judgments to determine the primary economic environment and the Corporation reconsiders the functional currency of its entities if there is a change in events and conditions which determined the primary economic environment.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

3.             Summary of Significant Accounting Policies (continued)

r.                Significant Accounting Estimates and Judgments (continued)

Information about assumptions and estimation uncertainties that have a significant risk of resulting in material adjustments are as follows:

i)                 Impairment of building and equipment and exploration and evaluation assets

Management considers both external and internal sources of information in assessing whether there are any indications that the Corporation’s building and equipment and exploration and evaluation assets are impaired.  External sources of information management considers include changes in the market, economic and legal environment in which the Corporation operates that are not within its control and affect the recoverable amount of its building and equipment and exploration and evaluation assets.  Internal sources of information management consider include the manner in which mining properties and building and equipment are being used or are expected to be used and indications of economic performance of the assets.

ii)              Depreciation and amortization rate for building and equipment

Depreciation and amortization expenses are allocated based on assumed asset lives.  Should the asset life or depreciation rates differ from the initial estimate, an adjustment would be made in the consolidated statements of income.

iii)           Mineral resource estimates

The figures for mineral resources are determined in accordance with National Instrument 43-101, “Standards of Disclosure for Mineral Projects”, issued by the Canadian Securities Administrators.  There are numerous uncertainties inherent in estimating mineral resources, including many factors beyond the Corporation’s control.  Such estimation is a subjective process, and the accuracy of any mineral resource estimate is a function of the quantity and quality of available data and of the assumptions made and judgements used in engineering and geological interpretation.  Differences between management’s assumptions including economic assumptions such as metal prices and market conditions could have a material effect in the future on the Corporation’s financial position and results of operation.

iv)          Valuation of share-based compensation

The Corporation uses the Black-Scholes Option Pricing Model for valuation of share-based compensation.  Option pricing models require the input of subjective assumptions including expected price volatility, interest rate and forfeiture rate.  Changes in the input assumptions can materially affect the fair value estimate and the Corporation’s earnings and equity reserves.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

3.             Summary of Significant Accounting Policies (continued)

s.                Standards Issued but not yet Effective

Certain pronouncements were issued by the International Accounting Standards Board (“IASB”) or the IFRS Interpretations Committee that are mandatory for accounting periods after December 31, 2011 or later periods.  The Corporation does not expect the below standards to have a material impact on the financial statements, although additional disclosures may be required.

(i)             The following five new Standards were issued by the IASB in May 2011, and are effective for annual periods beginning on or after January 1, 2013. Early application is permitted if all five Standards are adopted at the same time.

A.                          Consolidated Financial Statements

IFRS 10 Consolidated Financial Statements (“IFRS 10”) will replace IAS 27 Consolidated and Separate Financial Statements, and SIC 12 Consolidation — Special Purpose Entities. The portion of IAS 27 that deals with separate financial statements will remain. IFRS 10 changes the definition of control, such that the same consolidation criteria will apply to all entities. The revised definition focuses on the need to have both “power” and “variable returns” for control to be present. Power is the current ability to direct the activities that significantly influence returns. Variable returns can be positive, negative or both. IFRS 10 requires continuous assessment of control of an investee based on changes in facts and circumstances.

B.                          Joint Arrangements

IFRS 11 Joint Arrangements (“IFRS 11”) will replace IAS 31 Interests in Joint Ventures, and SIC 13 Jointly Controlled Entities — Non-monetary Contributions by Venturers. IFRS 11 defines a joint arrangement as an arrangement where two or more parties contractually agree to share control.  Joint control exists only when the decisions about activities that significantly affect the returns of an arrangement require the unanimous consent of the parties sharing control. The focus is not on the legal structure of joint arrangements, but rather on how the rights and obligations are shared by the parties to the joint arrangement. IFRS 11 eliminates the existing policy choice of proportionate consolidation for jointly controlled entities. In addition, the Standard categorizes joint arrangements as either joint operations or joint ventures.

C.                          Disclosure of Interests in Other Entities

IFRS 12 Disclosure of Interests in Other Entities (“IFRS 12”) will replace the disclosure requirements currently found in IAS 28 investment in Associates, and is the new Standard for disclosure requirements for all forms of interests in other entities, including subsidiaries, joint arrangements, associates and unconsolidated structured entities, including information about the significant judgments and assumptions that it has made in determining whether it has control, joint control or significant influence in another entity. IFRS 12 sets out the required disclosures for entities reporting under IFRS 10 and IFRS 11.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

3.             Summary of Significant Accounting Policies (continued)

s.                Standards Issued but not yet Effective (continued)

(i)                       (continued)

D.                         Separate Financial Statements

The new IAS 27 Separate Financial Statements (“IAS 27”) has been updated to require an entity presenting separate financial statements to account for those investments at cost or in accordance with IFRS 9 Financial Instruments. The new IAS 27 excludes the guidance on the preparation and presentation of consolidated financial statements for a group of entities under the control of a parent, which is within the scope of the current IAS 27 Consolidated and Separate Financial Statements, and is replaced by IFRS 10.

E.                           Investments in Associates and Joint Ventures

The new IAS 28 Investments in Associates and Joint Ventures (“IAS 28”) has been updated and it is to be applied by all entities that are investors with joint control of, or significant influence over, an investee. The scope of the current IAS 28 Investments in Associates does not include joint ventures.

(ii)     IFRS 13 Fair Value Measurement (“IFRS 13”) was issued by the IASB in May 2011, and is effective for annual periods beginning on or after January 1, 2013. Early application is permitted. IFRS 13 was issued to remedy the inconsistencies in the requirements for measuring fair value and for disclosing information about fair value measurement in various current IFRSs. IFRS 13 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, i.e. an exit price.

(iii)    In November 2009, the IASB published IFRS 9, “Financial Instruments”, which covers the classification and measurement of financial assets as part of its project to replace IAS 39, “Financial Instruments: Recognition and Measurement.” In October 2010, the requirements for classifying and measuring financial liabilities were added to IFRS 9. Under this guidance, entities have the option to recognize financial liabilities at fair value through earnings. If this option is elected, entitles would be required to reverse the portion of the fair value change due to own credit risk out of earnings and recognize the change in other comprehensive income. IFRS 9 is effective for the Corporation on January 1, 2015. Early adoption is permitted and the standard is required to be applied retrospectively.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

4.             Buildings and Equipment

At December 31, 2011 and December 31, 2010, the Corporation’s buildings and equipment were as follows:

	Buildings	Equipment and Vehicles	Total
Cost
Balance, December 31, 2010	$33,139	$326,335	$359,474
Additions	1,230,249	1,511,175	2,741,424
Disposals	—	(2,065)	(2,065)
Balance, December 31, 2011	$1,263,388	$1,835,445	$3,098,833

Accumulated Depreciation
Balance, December 31, 2010	$6,637	$43,215	$49,852
Disposals	—	(723)	(723)
Depreciation charge for the period	107,033	242,308	349,341
Balance, December 31, 2011	$113,670	$284,800	$398,470

Carrying Value
Balance, December 31, 2010	$26,502	$283,120	$309,622
Balance, December 31, 2011	$1,149,718	$1,550,645	$2,700,363

	Buildings	Equipment and Vehicles	Total
Cost
Balance, December 31, 2009	$17,430	$33,576	$51,006
Additions	15,709	292,759	308,468
Balance, December 31, 2010	$33,139	$326,335	$359,474

Accumulated Depreciation
Balance, December 31, 2009	$873	$3,357	$4,230
Depreciation charge for the period	5,764	39,858	45,622
Balance, December 31, 2010	$6,637	$43,215	$49,852

Carrying Value
Balance, December 31, 2009	$16,557	$30,219	$46,776
Balance, December 31, 2010	$26,502	$283,120	$309,622

Depreciation expense included in exploration and evaluation assets was $339,112 (2010 – $45,622) and depreciation expense in statement of loss was $10,229 (2010 –$nil) for the year ended December 31, 2011.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

5.             Exploration and Evaluation Assets

At December 31, 2011 and December 31, 2010, the Corporation’s exploration and evaluation assets at the Golden Meadows Project were as follows:

	As at		As at
	31-Dec-10	Additions	31-Dec-11

Acquisition Costs
Mineral claims	$607,665	$983,022	$1,590,687
Royalty interest	1,026,750	—	1,026,750
Interest on notes payable	48,528	24,370	72,898
Mineral claims acquired from Vista (Note 1)	—	79,148,742	79,148,742
Exploration and Evaluation Expenditures
Consulting and labor cost	1,830,545	9,273,858	11,104,403
Geochemistry and geophysics	673,459	1,056,930	1,730,389
Environmental	191,280	1,565,907	1,757,187
Drilling	2,520,996	10,143,749	12,664,745
Road and excavating	136,428	403,298	539,726
Haulage and helicopter	167,869	752,933	920,802
Camp and field supplies	465,461	4,828,863	5,294,324
Prepaid exploration and evaluation	—	556,726	556,726
Balance	$7,668,981	$108,738,398	$116,407,379

	As at		As at
	31-Dec-09	Additions	31-Dec-10

Acquisition Costs
Mineral claims	$523,760	$83,905	$607,665
Royalty interest	1,026,750	—	1,026,750
Interest on notes payable	11,332	37,196	48,528
Exploration and Evaluation Expenditures
Consulting and labor cost	597,609	1,232,936	1,830,545
Geochemistry and geophysics	262,852	410,607	673,459
Environmental	49,774	141,506	191,280
Drilling	464,426	2,056,570	2,520,996
Road and excavating	11,228	125,200	136,428
Haulage and helicopter	9,244	158,625	167,869
Camp and field supplies	88,687	376,774	465,461
Balance	$3,045,662	$4,623,319	$7,668,981

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

5.             Exploration and Evaluation Assets (continued)

Summary

The Corporation acquired title to the Golden Meadows Project through several transactions.  All title is held at 100% through patented and unpatented claims, except for the Yellow Pine deposit and the Cinnabar claims.  The right to the Yellow Pine deposit was acquired from Vista as part of the Transaction and it is subject to an Option to Purchase Agreement dated November 7, 2003, whereby on payment of $100,000 on signing and $100,000 per year for nine years paid on the anniversary of signing, the Corporation has the option to purchase 100% of the Yellow Pine deposit.  On November 1, 2011, the Corporation made a payment of $100,000 in accordance with the Option to Purchase Agreement.  As at December 31, 2011, one payment of $100,000 remains outstanding and $900,000 has been paid to date.  At completion of the Option to Purchase Agreement, the Corporation would have paid $1,000,000.  The Cinnabar claims are subject to an option agreement dated May 3, 2011, whereby on payment of $150,000 on signing and $100,000 per year for six years paid on the anniversary of signing, the Corporation has the option to purchase 100% of the Cinnabar claim group.  As at December 31, 2011, six payments of $100,000 each remain outstanding and $150,000 has been paid to date.  At completion of the option to agreement the Corporation would have paid $750,000.

Title

Although the Corporation has taken steps to verify title to the properties in which it has an interest, in accordance with industry standards for properties in the exploration stage, these procedures do not guarantee the Corporation’s title. Property title may be subject to unregistered prior agreements and noncompliance with regulatory requirements.

6.             Notes Payable

The promissory notes have a fixed interest rate of 3% per annum, have a combined annual payment of $200,000 due annually on June 2 and mature on June 2, 2015.

Notes payable at December 31, 2011 and December 31, 2010, are as follows:

	Note Payable
	Estate of JJ Oberbillig	Note Payable Oberbillig Group	Total
Balance, December 31, 2009	$216,690	$866,750	$1,083,440
Repayments	(33,500)	(133,998)	(167,498)
Balance, December 31, 2010	$183,190	$732,752	$915,942
Repayments	(34,505)	(138,017)	(172,522)
Balance, December 31, 2011	$148,685	$594,735	$743,420
Current portion			$180,712
Long term portion			562,708
			$743,420

Interest expense for the year was $24,370 (2010 - $37,196) and the full amount was capitalized to exploration and evaluation expenditures.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

7.             Share Capital

a.              Authorized

Unlimited number of common shares without par value.

Unlimited number of first preferred shares without par value.

Unlimited number of second preferred shares without par value.

b.              Issued during the Year Ended December 31, 2011

(i)          Shares Issued for Cash

In the period since December 31, 2010 and prior to the Transaction, the Corporation issued 4,600,000 of its common shares upon exercise of share purchase options at a weighted average price of $0.22 per share for proceeds of $1,011,000.

On April 6, 2011, the Corporation issued 6,129,800 common shares in a private placement at a price of $2.59 per share, for net proceeds of $15,586,344.  The Corporation incurred share issue costs of $371,690 in connection with the placement.

Subsequent to the Transaction, the Corporation issued 250,000 and 40,000 of its common shares upon exercise of share purchase options at a price of $0.20 and $2.41 per share for proceeds of $146,265.

Subsequent to the Transaction, the Corporation issued 6,116,666 of its common shares upon exercise of share purchase warrants at a weighted average price of $0.25 per share for proceeds of $1,553,717.

On July 14, 2011 the Corporation issued 12,307,700 common shares in its initial public offering (the “Offering”) at a price of $3.39 per share for gross proceeds of $41,732,026.  On August 14, 2011, related to the Offering, the Corporation issued 1,623,155 common shares at a price of $3.30 per share for gross proceeds of $5,362,295.  The Corporation incurred share issue costs of $4,190,276 in connection with the Offering.

(ii)      Shares Issued for Mineral Properties

As disclosed in Note 1, on April 6, 2011 the Corporation issued 30,402,615 common shares to Vista.  The value of the shares issued to Vista were valued at $79,148,742 based on the value of assets received.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

7.             Share Capital (continued)

b.              (continued)

Issued during the Year Ended December 31, 2010

(i)          Shares Issued for Services

In the year ended December 31, 2010, MGI issued 277,500 shares for services that were valued at $55,500 ($0.20 per share) and 35,000 shares for services that were valued at $35,000 ($1.00 per share).

(ii)      Shares Issued for Cash

In the year ended December 31, 2010, MGI issued 8,500,000 and 7,654,500 common shares in two separate private placements at $0.20 and $1.00 per share, respectively.  The private placement at $1.00 per share had finder’s fees of $536,684.  Net proceeds of each private placement were $1,700,000 and $7,117,816, respectively.

c.               Share purchase options

Under the terms of the Corporation’s Stock Option Plan, the maximum number of shares reserved for issuance under the Plan is 10% of the issued shares on a rolling basis.  Options may be exercisable over periods of up to five years as determined by the Board of Directors of the Corporation and the exercise price shall not be less than the closing price of the shares on the day preceding the award date, subject to regulatory approval.  All stock options granted are subject to vesting with one third vesting upon issuance and one third vesting on each anniversary from the date of grant.

A summary of share purchase option activity within the Corporation’s share based compensation plan for the year ended December 31, 2011 and 2010 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2009	10,600,000	$0.22
Options granted	50,000	0.20
Balance, December 31, 2010	10,650,000	$0.22
Options granted before Transaction	2,000,000	$0.50
Options exercised before Transaction	(4,600,000)	0.22
Options converted to Warrants in Transaction	(7,450,000)	0.30
Options exercised after Transaction	(290,000)	0.53
Options granted after Transaction	8,585,000	2.81
Balance, December 31, 2011	8,895,000	$2.70

The weighted average closing share price at date of exercise for the year ended December 31, 2011 was $1.02 (2010 - $nil).

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

7.             Share Capital (continued)

c.               Share purchase options (continued)

The Corporation had previously granted options to purchase common shares contingent upon the Corporation establishing or acquiring 2.5 million ounces of gold resources. The fair value of these options was estimated on the date of grant using the same valuation model and assumptions used for all other share purchase options granted.  On February 22, 2011, the Corporation reported a mineral resource which satisfied the contingency and the share purchase options vested fully and the estimated fair value of $2,000,000 was recorded in exploration and evaluation assets.  In addition to this allocation, during the year ended December 31, 2011, the Corporation allocated $2,835,189 to exploration and evaluation assets on the vesting of share purchase options.

During the year ended December 31, 2011, the Corporation also recorded $8,661,418 (2010 - $ nil) as share based compensation expense on the vesting of share purchase options and warrants.

During the year ended December 31, 2011, the total amount of share based compensation recorded as exploration and evaluation assets and share based compensation expense was $13,496,607 (2010 - $100,000).

The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model, using the following weighted average assumptions:

	2011	2010
Fair value options granted	$1.80	$0.20
Risk-free interest rate	2.59%	1.05%
Expected term (in years)	5.0	2.0
Expected share price volatility (1)	83.0%	250.0%
Expected dividend yield	0.0%	0.0%
Expected forfeiture	5.0%	0.0%

(1) Volatility is estimated using the historical stock price of the peer groups due to insufficient data using the Corporation’s stock price history.

An analysis of outstanding share purchase options as at December 31, 2011 is as follows:

Options Outstanding			Options Vested and Exercisable
Number	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Expiry Date
350,000	$0.22	2.6	350,000	$0.22	2.6	Jul-31-2014
6,635,000	2.59	4.3	2,185,000	2.59	4.3	Apr-18-2016
910,000	3.32	4.4	303,333	3.32	4.4	Jun-06-2016
450,000	3.64	4.7	150,000	3.64	4.7	Sep-26-2016
200,000	3.83	4.9	66,667	3.83	4.9	Nov-21-2016
350,000	4.06	4.9	116,667	4.06	4.9	Dec-7-2016
8,895,000	$2.70	4.3	3,171,667	$2.53	4.2

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

7.             Share Capital (continued)

d.              Warrants

The Corporation issued 7,450,000 warrants on the conversion of certain share purchase options issued by MGI prior to April 6, 2011 which had been issued to employees and directors of the Corporation for services rendered.  A summary of warrant activity for the year ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2009 and 2010	—	$—
Warrants converted from options in Transaction	7,450,000	0.30
Warrants exercised	(6,116,666)	0.25
Warrants forfeited	—	—
Balance, December 31, 2011	1,333,334	$0.50

An analysis of outstanding share purchase warrants as at December 31, 2011 is as follows:

Warrants Outstanding	Exercise Price	Remaining Contractual Life (Years)	Expiry Date
1,333,334	$0.50	4.13	Feb-14-2016
1,333,334	$0.50	4.13

On February 14, 2012, the remaining one third share purchase warrants became exercisable.

8.             Risk Management and Financial Instruments

The Corporation’s objectives are to safeguard the Corporation’s ability to continue as a going concern in order to support the Corporation’s normal operating requirements, continue the development and exploration of its mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable risk.

At December 31, 2011, the Corporation’s capital structure consists of equity of the Corporation.  The Corporation is not subject to any externally imposed capital requirements.  In order to maximize ongoing development efforts, the Corporation does not pay dividends.

In the year ended December 31, 2011, there were no significant changes in the processes used by the Corporation’s or in the Corporation’s objectives and policies for managing its capital.  As at December 31, 2011, the Corporation’s available capital resources, consisting of cash and cash equivalents total $36,954,210.  As at December 31, 2011, the Corporation’s total liabilities are $4,217,035.  The Corporation believes that sufficient capital resources are available to support further expansion and development of its mining assets.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

8.             Risk Management and Financial Instruments (continued)

The Corporation’s financial instruments consist of cash and cash equivalents, trade and other receivables, trade and other payables, notes payable, and accrued interest payable.  Cash and cash equivalents and trade and other receivables are designated as loans and receivables, which are measured at amortized cost. The trade and other payables, notes payable and accrued interest payable are designated as other financial liabilities, which are measured at amortized cost. The cash and cash equivalents, trade and other receivables, trade and other payables and accrued interest payable approximate their fair value due to their short-term nature.

The Corporation classified the fair value of the financial instruments according to the following fair value hierarchy based on the amount of observable inputs used to value the instruments:

The three levels of the fair value hierarchy are:

Level 1 – Values based on unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 – Values based on inputs, including quoted forward prices for commodities, time value and volatility factors, which can be substantially observed or corroborated in the marketplace. Prices in Level 2 are either directly or indirectly observable as of the reporting date.

Level 3 – Values based on prices or valuation techniques that are not based on observable market data.

Risk management is carried out by the Corporation’s management team with guidance from the Board of Directors.  The Corporation’s risk exposures and their impact on the Corporation’s financial instruments are summarized below:

a)                   Credit Risk

The Corporation has no significant credit risk arising from operations. The Corporation’s credit risk is primarily attributable to cash and cash equivalents and trade and other receivables.  The Corporation holds its cash with a Canadian chartered bank and the risk of default is considered to be remote.  The Corporation has minimal accounts receivable exposure, and its refundable credits are due from the Canadian government.

b)      Liquidity Risk

Liquidity risk is the risk that the Corporation will be unable to meet its financial obligations as they fall due.  The Corporation’s approach to managing liquidity risk is to ensure it will have sufficient liquidity to meet liabilities when due.  The Corporation’s trade and other payables are generally due within 30 to 90 days.  As at December 31, 2011 all trade and other payables were due within 30 to 90 days.

c)              Interest Rate Risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Corporation will realize a loss is limited because at present the Corporation holds all of its surplus cash in an interest bearing account and investment-grade short-term deposit certificates issued by its banking institutions.  The Corporation monitors its investments it makes and satisfied with the credit worthiness of its banks.  The Corporation’s other financial liabilities include the notes payable, which bear interest at a fixed rate as described in Note 6 until June 2, 2015.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

8.             Risk Management and Financial Instruments (continued)

d)             Foreign Currency Risk

The Corporation’s functional and reporting currency is the USD and major purchases are transacted in USD.  The Corporation is exposed to the risk of changes in USD relative to the Canadian Dollar.  A portion of the Corporation’s financial assets and liabilities are denominated in Canadian dollars.  The Corporation monitors this exposure, but has no contractual hedge positions.

	2011	2010
Cash and cash equivalents	$30,313,427	$—
Trade and other receivables	276,599	—
Trade and other payables	(541,902)	—
	$30,048,124	$—

A five percent change in the US dollar exchange rate to the Canadian dollar would impact the Corporation’s earnings by $1,502,406.

9.             Segmented Information

The Corporation operates in one reportable operating segment, being the exploration and development of the resource property. Details on a geographic basis are as follows:

	2011	2010
Assets by geographic segment, at cost
Canada
Current assets	$37,199,942	$—
Non-current assets	119,981	—
	37,319,923	—
United States
Current assets	141,486	4,884,249
Non-current assets	119,005,761	7,996,603
	119,147,247	12,880,852
	$156,467,170	$12,880,852

10.          Compensation of Key Management Personnel

During the year ended December 31, 2011, compensation of directors and officers and other key management personnel who have the authority and responsibility for planning, directing and controlling the activities of the Corporation was:

	December 31, 2011	December 31, 2010
Salaries and consulting fees	$639,106	$339,835
Share based compensation	5,884,583	59,500
	$6,523,689	$399,335

No post-employment benefits, termination benefits, or other long-term benefits were paid to or recorded for key management personnel during the year ended December 31, 2011 and 2010.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

11.          Income taxes

a.               Income Tax Expense

The provision for income taxes reported differs from the amount computed by applying the applicable income tax rates to the loss before the tax provision due to the following:

	2011	2010
Net income (loss)	$(13,437,722)	$(588,194)
Statutory tax rate	39.94%	39.94%

Recovery of income taxes computed at statutory rates	$(5,367,026)	$(234,900)
Difference in foreign tax rates	—	(15,400)
Tax losses not recognized in the period that the benefit arose	2,132,468	247,200
Share based compensation and other permanent differences	3,234,558	3,100
Income tax recovery	$—	$—

b.              The significant component of the Corporation’s deferred tax assets and liabilities are as follows:

	2011	2010
Net operating loss carry-forward	$3,548,048	$179,700
Buildings and equipment	(738,662)	—
Exploration and evaluation assets	(2,809,386)	(179,700)
Total	$—	$—

c.               Deferred tax assets have not been recognized in respect of the following items:

	2011	2010
Net operating loss carry-forward	$2,200,116	$314,700
Other future deductions	5,318,751	—
	$7,518,867	$314,700

As at December 31, 2011, the Corporation had deductible temporary differences for which deferred tax assets have not been recognized because it is not probable that future profit will be available against which the Group can utilize the benefits.

As of December 31, 2011, the Corporation has US loss carry forwards of approximately $13,076,000 (2010 - $1,325,000) and Canadian loss carry forwards of approximately $2,107,000 (2010 - $nil) available to reduce future years’ income for tax purposes. The Corporation recognizes the benefit of tax losses only to the extent of anticipated future taxable income in relevant jurisdictions.  The tax loss carry forwards expire as follows:

Expiry of Tax Losses:	US	Canada
December 31, 2029	$342,000	$—
December 31, 2030	983,000	—
December 31, 2031	11,751,000	2,107,000
	$13,076,000	$2,107,000

d.              Unrecognized deferred tax liabilities

At December 31, 2011, there are no material taxable temporary differences associated with investments in subsidiaries.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

(expressed in US dollars)

12.          Supplemental Cash flow Information

Non-cash financing and investing activities	December 31, 2011	December 31, 2010
Share based compensation included in exploration and evaluation assets	$4,835,189	$100,000
Shares issued for mining interests included in exploration and evaluation assets	$79,148,742	$—
Depreciation capitalized in exploration and evaluation assets	$268,980	$45,622
Transfer of equity reserve upon exercise of options and warrants	$2,636,277	$—

13.          Commitments

Other material commitments are disclosed in Note 5 and 6.

a.              Office Rent

The Corporation entered into a various lease agreements for office space.  The total rent obligation over the next five years is as follows:

	December 31, 2011
	Within 1 year	Between 2 and 5 years	Total
Minimum rental payments	$460,222	$904,292	$1,364,514

b.              Mining Claim Assessments

The Corporation currently holds mining claims on which it has an annual assessment obligation of $194,600 in order to maintain the claims in good standing. The Corporation is committed to these payments indefinitely.

14.          Events After Reporting Period

a.              Stock option grants

On January 4, 2012, the Corporation granted 450,000 stock options with an exercise price of $3.90 and expire on January 4, 2017.

b.              Private Placement

On February 14, 2012 the Corporation closed a bought deal private placement, through a syndicate of underwriters, of 7,900,000 special warrants at a price of C$4.45 per special warrant, for gross proceeds of C$35,155,000 ($35,471,395).  The underwriters also exercised their over-allotment option to acquire an additional 1,185,000 special warrants for additional proceeds of C$5,273,250 ($5,320,709).

Each special warrant will be exercisable into one common share of the Corporation for no additional consideration on March 14, 2012.  On March 9, 2012, the Corporation received the receipt from the relevant securities commission for a final prospectus qualifying the common shares to be issued upon the exercise of the special warrants.  Accordingly, a total of 9,085,000 common shares are issuable on March 14, 2012 upon the deemed exercise of the total of 9,085,000 special warrants.

The underwriters received a cash fee equal to 5% of the total gross proceeds from the sale of special warrants under the offering and the over-allotment option.

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

The information included in this Management Discussion and Analysis (“MD&A”) dated March 13, 2012, is of the operating results and financial condition of Midas Gold Corp. (“Midas Gold” or the “Corporation”) for the year ended December 31, 2011 compared to the year ended December 31, 2010.  Amounts are presented in the Corporation’s functional currency, the US dollar, unless otherwise stated.

This MD&A is intended to help the reader understand the significant factors that have affected the Corporation’s performance and which may affect its future performance and should be read in conjunction with the consolidated financial statements of the Corporation for the year ended December 31, 2011 and 2010.  The Corporation’s consolidated financial statements were prepared in accordance with International Financial Reporting Standards (“IFRS”).

Additional information relating to the Corporation can be found at its website at www.midasgoldcorp.com as well as under its profile on SEDAR at www.sedar.com.

OVERVIEW

Midas Gold was incorporated on February 22, 2011 under the Business Corporations Act of British Columbia.  The Corporation was organized to locate, acquire and develop mineral properties located principally in the Stibnite — Yellow Pine mining district in Valley County, Idaho (the “District”).  The Corporation’s common shares commenced trading on the Toronto Stock Exchange (“TSX”) on July 14, 2011 after closing an initial public offering (“IPO”) under a prospectus dated June 30, 2011.  The corporate office of Midas Gold is located at 1250-999 West Hastings St, Vancouver, BC, V6C 2W2, Canada.

On April 6, 2011, the Corporation executed a transaction (the “Transaction”) whereby Midas Gold, Inc. (“MGI”) and Vista Gold Corp. (“Vista”) contributed their respective Idaho gold assets through a contribution to Midas Gold to form the Golden Meadows Project (“Golden Meadows” or “Project”).  Immediately prior to the Transaction, MGI controlled the mineral rights to the Hangar Flats and West End gold deposits in the District and held a royalty interest to the Yellow Pine deposit. Vista controlled the mineral rights to the Yellow Pine deposit adjacent to MGI’s properties in the District.  Pursuant to the Plan of Share Exchange, on closing of the Transaction, Midas Gold was owned, on a diluted basis, 65% by the shareholders of MGI and 35% by Vista, excluding any contemporaneous or subsequent financings.  On closing of the transaction, Midas Gold issued 30,402,615 shares to a subsidiary of Vista and 48,412,000 shares to the former shareholders of MGI.

The Transaction between Midas Gold and MGI did not result in a significant change in the ownership interests of those entities and the acquisition was accounted for as a continuity of interests maintaining the carrying amount of the entities.  Accordingly, this MD&A has been prepared to reflect the financial position and results of operations as if these entities had been consolidated since their inception.

Midas Gold Corp| Management’s Discussion & Analysis

HIGHLIGHTS

Midas Gold listed on the Toronto Stock Exchange (“TSX”) on July 14, 2011, with the IPO raising gross proceeds of C$40.0 ($41.7) million through the issuance of 12,307,700 common shares at a price of C$3.25.  The Corporation received an additional C$5.3 ($5.4) million through the issuance of 1,623,155 common shares through the exercise of the over-allotment option that was granted to the agents of the IPO.

During the year ended December 31, 2011, the Corporation undertook an extensive exploration program at Golden Meadows and results of the drilling program and district-wide airborne geophysical survey have been released throughout the year.  This program is continuing into 2012.  In an effort to rapidly advance the exploration and evaluation of the Golden Meadows Project, the Corporation embarked on its first winter drill program in January 2012 and plans to continue its exploration and evaluation activities throughout 2012.  Additional details related to these results are discussed in the Mineral Properties section of this MD&A.

On February 14, 2012, the Corporation closed a private placement financing for a total of 9,085,000 special warrants of the Corporation at a price of C$4.45 for aggregate gross proceeds of C$40.4 ($40.8) million. The offering included 7,900,000 special warrants and the exercise of the over-allotment option to purchase an additional 1,185,000 special warrants.

FORWARD-LOOKING STATEMENTS

This MD&A contains “forward-looking information” within the meaning of applicable Canadian securities legislation and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”), which include all statements, other than statements of historical fact, that address activities, events or developments that the Corporation believes, expects or anticipates will or may occur in the future.  These include, without limitation:

•                  anticipated results and developments in the Corporation’s activities in future periods;

•                  planned exploration and development of its properties and the results thereof;

•                  planned expenditures and budgets and the execution thereof;

•                  evaluation of the potential impact of future accounting changes;

•                  estimates concerning recovery of accounts receivable, share based compensation and carrying value of properties; and

•                  other matters that may occur in the future.

These statements relate to analyses and other information that are based on expectations of future performance and planned work programs.  These forward-looking statements are made as of the date of this document and Midas Gold does not intend, and does not assume any obligation, to update these forward-looking statements unless required to do so by law or regulation.

In certain cases, forward-looking statements can be identified by the use of words such as “plans”, “expects” or “does not expect”, “is expected”, “budget”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates” or “does not anticipate”, or “believes”, or variations of such words and phrases or statements that certain actions, events or results “may”, “could”, “would”, “might” or “will be taken”, “occur” or “be achieved” or the negative of these terms or comparable terminology.  By their very nature, forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Corporation to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Statements concerning mineral resource estimates may also be deemed to constitute forward-looking statements to the extent that they involve estimates of the mineralization that may be encountered if the property is developed.

Midas Gold Corp| Management’s Discussion & Analysis

With respect to forward-looking statements and information contained herein, the Corporation has made a number of assumptions with respect to, including among other things, the price of gold and other metals, economic and political conditions, and continuity of operations.  Although the Corporation believes that the assumptions made and the expectations represented by such statements or information are reasonable, there can be no assurance that forward-looking statements or information contained or incorporated by reference herein will prove to be accurate.

Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, without limitation:

•                  fluctuations in metal prices;

•                  fluctuations in capital markets and share prices;

•                  the Corporation’s dependence on one mineral project;

•                  the nature of mineral exploration and mining and the uncertain commercial viability of certain mineral deposits;

•                  the Corporation’s lack of operating revenues;

•                  the Corporation’s ability to obtain necessary financing to fund the completion of further exploration programs or the development of its mineral properties;

•                  risks related to the Corporation’s principal property being located in the USA, including political, economic and regulatory uncertainty;

•                  governmental regulations and the ability to obtain necessary licenses and permits;

•                  risks related to the Corporation’s mineral properties being subject to prior unregistered agreements, transfers, or claims and other defects in title;

•                  fluctuations in the currency markets (particularly the Canadian dollar and United States dollar);

•                  changes in environmental laws and regulations which may increase costs of doing business and restrict the Corporation’s activities;

•                  risks related to the implications of past and future consent decrees entered into by prior owners of some of the mineral properties comprising the Project in respect of past activities;

•                  risks related to the Corporation’s dependence on key personnel; and

•                  estimates used in the Corporation’s financial statements proving to be incorrect.

This is not an exhaustive list of the factors that may affect the Corporation’s forward-looking statements.  Should one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements.  The Corporation’s forward-looking statements are based on beliefs, expectations and opinions of management on the date the statements are made.  For the reasons set forth above, investors should not place undue reliance on forward-looking statements.

SELECTED ANNUAL INFORMATION

The following is a summary of certain selected audited consolidated financial information of the Corporation for the year ended December 31, 2011, December 31, 2010 and the period April 2, 2009 (inception) through December 31, 2009:

Year Ended (All amounts in $)	Revenue	Net Loss and Comprehensive Loss	Basic & Diluted Loss per Share	Total Assets	Long Term Liabilities	Cash Dividend
December 31, 2011	—	(13,437,721)	(0.16)	156,467,170	562,708	—
December 31, 2010	—	(588,194)	(0.02)	12,880,852	743,421	—
December 31, 2009	—	(262,486)	(0.02)	4,680,775	894,772	—

Midas Gold Corp| Management’s Discussion & Analysis

RESULTS OF OPERATIONS

Net Loss and Comprehensive Loss

	Three Months Ended		Twelve Months Ended
	31-Dec-11	31-Dec-10	31-Dec-11	31-Dec-10
EXPENSES

Salaries and benefits	$571,334	$68,197	$936,786	$275,869

Professional fees	164,626	51,971	496,733	128,503

Travel and related costs	76,177	17,290	310,786	73,979

Consulting	(867)	—	103,664	—

Share based compensation	2,907,206	—	8,661,418	—

Shareholder and regulatory	54,467	704	366,165	4,425

Directors fees	62,638	—	104,224	—

Office and administrative	113,434	49,805	288,348	128,250

OPERATING LOSS	$3,949,015	$187,967	$11,268,124	$611,026

OTHER EXPENSES

Foreign exchange loss	$(1,525,461)	$—	$2,446,057	$—

Interest income	(119,855)	(3,596)	(276,460)	(22,832)

Total other expenses	$(1,645,316)	$(3,596)	$2,169,597	$(22,832)

NET LOSS AND COMPREHENSIVE LOSS	$2,303,699	$184,371	$13,437,721	$588,194

Net loss and comprehensive loss for Midas Gold for the three month period ending December 31, 2011 was $2.3 million or $0.02 per common share, compared with $0.2 million or $0.01 loss per share for the corresponding period of 2010.  Net loss and comprehensive loss for Midas Gold for the year ending December 31, 2011 was $13.4 million or $0.16 per common share, compared with $0.6 million or $0.02 loss per share for the corresponding period of 2010.  The increased loss primarily related to increased salaries, share based compensation and additional costs related to listing on the TSX in the year, all related to the significantly increased level of activity of the Corporation, including the on-going exploration and evaluation of the Project.

For the three months ended December 31, 2011 the Corporation’s main focus was the balance of the 2011 exploration program at the Project.  During the year ended December 31, 2011, the Corporation’s main focus was the closing of the IPO, the concurrent listing of Midas Gold’s common shares on the TSX and the Corporation’s 2011 exploration and evaluation program at the Project.

An analysis of each line item is as follows:

Midas Gold Corp| Management’s Discussion & Analysis

Salaries and Benefits

This expense relates to the salaries and benefits of the employees that are not directly related to the exploration and evaluation of the Golden Meadows Project.  This expense for the quarter and year ended is higher than the prior year, due to additional staff performing corporate roles that joined the Corporation in mid-2011 to manage its obligations as a public company following the listing on the TSX and the Corporation’s significantly increased level of activities.

Professional Fees

This expense relates to the legal and accounting costs of the Corporation.  The legal fees are significantly higher in current year as the Corporation prepared for the Transaction on April 6, 2011 and additional legal expenses subsequent to listing on the TSX.  The accounting expense is consistent with the prior year for the quarter and year ended.

Travel and Related Costs

This expense relates to the travel and meal costs of the Corporation’s directors, officers, employees and consultants whilst undertaking business on behalf of the Corporation.  This expense has increased in the quarter and year when compared to the previous year as a result of additional travel that was required between the Corporation’s head office in Vancouver, BC, its exploration office in Spokane, WA, the field office in McCall, Idaho and the Project.  There were additional travel costs for management in connection with the marketing of the Corporation to the investing community.

Consulting

This expense relates to consulting services provided to the Corporation that do not relate to the exploration and evaluation of Golden Meadows.  Consulting costs have increased in the current quarter and year when compared to the previous year as a result of the consulting work performed in relation to the Corporation’s Transaction on April 6, 2011.  Additional corporate consulting costs have also been incurred in the year as result of the Corporation now being listed on the TSX.

Share Based Compensation

This expense relates to the compensation of directors, officers, employees and consultants that are share based and not directly related to the exploration and evaluation of Golden Meadows.  This expense is higher for the quarter and year ended when compared to the prior year as there was no granting or vesting of options in the prior year.  The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model which uses various assumptions that are outlined in the Corporation’s consolidated financial statements for the period ended December 31, 2011.

Shareholder and Regulatory

This expense relates to marketing, licenses and fees, and shareholder communications.  This expense has increased in the quarter and year ended when compared to the prior year as a result of the Corporation’s TSX listing.  The main expense for the year was the $0.2 million recurring listing fee paid to the TSX.

Directors Fees

Effective August 1, 2011, each of the Corporation’s independent directors were entitled to annual base fee of C$24,000, paid in quarterly installments, with the Chair of the Board, Chairs’ of Board Committees and Members of Board Committee receiving additional fees commensurate with the each role.

Office and Administrative

This expense relates to the setup of an office in Vancouver, BC and the cost of the office in Spokane, WA.  After March 31, 2011, the Spokane, WA office is used in direct support of exploration and evaluation activities and the expense has been capitalized to exploration and evaluation assets.  The expense for the quarter and year ended was higher than the prior year as a result of the existence of two corporate offices.

Midas Gold Corp| Management’s Discussion & Analysis

Foreign Exchange

This expense relates to translation loss on the Corporation’s Canadian dollar denominated balances as at December 31, 2011.

Interest Income

This income results from interest received on the Corporation’s cash balances.  This amount increased in the current quarter and year as a result of the increased cash balances held by the Corporation due to the completion of a private placement financing, the IPO and subsequent exercise of the overallotment option.

Exploration and Evaluation Assets

A summary of additions to exploration and evaluation assets for the three and twelve month periods ended December 31, 2011 is as follows:

	Three Months Ended		Twelve Months Ended
	31-Dec-11	31-Dec-10	31-Dec-11	31-Dec-10

Exploration and Evaluation Acquisition Costs
Mineral claims	$218,540	$21,005	$983,022	$83,905
Interest on notes payable	3,761	6,869	24,370	37,196
Mineral claims acquired from Vista	—	—	79,148,742	—
Exploration and Evaluation Expenditures
Consulting and labor cost	3,113,329	278,881	9,273,858	1,232,936
Geochemistry and geophysics	583,111	114,329	1,056,930	410,607
Environmental	912,396	41,761	1,565,907	141,506
Drilling	5,498,314	363,170	10,143,749	2,056,570
Road and excavating	323,823	3,504	403,298	125,200
Haulage and helicopter	303,281	103,582	752,933	158,625
Camp and field supplies	3,461,966	80,460	4,828,863	376,774
Prepaid exploration and evaluation	(30,056)	—	556,726	—
NET ADDITIONS TO EXPLORATION AND EVALUATION ASSETS	$14,388,465	$1,013,561	$108,738,398	$4,623,319

An analysis of each line item is as follows:

Mineral Claims

This item relates to the costs associated with acquiring mineral claims through staking or purchasing.  During the year ended December 31, 2011, the Corporation staked 903 claims contiguous to previous Golden Meadows property boundaries.  The Corporation incurred a cost for this staking of $0.2 million. During the quarter ended June 30, 2011, the Corporation acquired interests in two additional parcels of mineral claims contiguous to the original Golden Meadows Project.  One group of nine patented load mining claims was purchased for $0.4 million and the interest in the other parcel was acquired through an option agreement requiring option payments of $0.8 million over a nine year period, of which a payment of $0.2 million was made on signing.

Interest on Notes Payable

Interest on Notes Payable relates to two notes payable related to the acquisition of mineral claims and a royalty interest.  Interest accrues at 3% and interest and principal payments of $0.2 million in total are due on June 2 each year with the final payment in 2015.  The interest for the three and twelve month period ended December 31, 2011 is consistent with the comparable period from the prior year.

Midas Gold Corp| Management’s Discussion & Analysis

Consulting and Labour Cost

This item relates to the costs associated with staffing the Golden Meadows Project.  Staffing costs increased in the current quarter and year ended December 31, 2011 when compared to the prior year due to the significantly increased level of Project activities and since the current quarter and year include $0.5 million and $4.8 million in share based compensation, respectively, reflecting the grant of stock options to employees and consultants working on the project.

Geochemistry and Geophysics

These costs relate to the analysis of drill cores, rock samples and soil samples and to the geophysical exploration programs completed at Golden Meadows.  This expense has increased in the current quarter and year as the Corporation significantly increased and extended its exploration and evaluation activities for the year and undertook an airborne electromagnetic and resistivity survey over the entire property.  This expense is higher for the quarter as the Corporation continued its drill program into the fourth quarter, which did not occur in 2010.

Environmental

These items relate to the cost associated with the assessment of environmental conditions at Golden Meadows and, where appropriate, the voluntary remediation of any environmental conditions.  Additional work has been performed in this area in the current quarter and year as the Corporation’s land position increased and as the Corporation undertook an expanded exploration program in 2011 and prepared for continued activities in 2012.

Drilling

Drilling costs relate to the exploration and evaluation of mineralized areas at Golden Meadows.  Costs incurred in the current year relate to mobilization and set up costs and drilling started at Golden Meadows in late June 2011.  The costs for the current quarter and year have increased when compared to the prior year as the Corporation is drilling more meters with more drill rigs and extended these activities into late fourth quarter 2011.

Road and Excavating

This item relates to the cost of equipment used in the construction of roads around Golden Meadows.  This expense for the current quarter and year is higher when compared to the prior year as the Corporation had significant road rehabilitation, improvement and building program that was performed in the quarter ended December 30, 2011 in preparation for the winter drill activities.

Haulage and Helicopter

These costs relates to the transportation of people and supplies into Golden Meadows.  This expense has increased in the current quarter and year when compared to the prior year as a result of the intensified drill program underway at Golden Meadows in the current quarter and year, which was partly helicopter-supported.

Camp & Field Supplies

This item relates to the operation of the two camps the Corporation maintains.  During the summer of 2011, a temporary 24-man tent camp was established at Stibnite and, in the fourth quarter of 2011, a new 60-man camp was purchased and installed in the town of Yellow Pine, which supplements the Corporation’s new 24-man camp at Stibnite.  The new Yellow Pine and Stibnite camps accounts for the increase in the quarter and year.

An analysis of the December 31, 2011 and December 31, 2010 balance sheets of the Corporation is as follows:

Total Assets

Total assets increased during the year ended December 31, 2011 from $12.9 million to $156.5 million primarily as a result of the Transaction, which accounted for $79.1 million of the increase, and the contemporaneous private placement and initial public offering of $58.5 million.  The remainder of the increase relates to cash received on the exercise of options and warrants and the allocation of share based compensation to exploration and evaluation assets.  Throughout 2011, the Corporation used the proceeds from its share offerings to advance the exploration and evaluation of the Golden Meadows Project.

Midas Gold Corp| Management’s Discussion & Analysis

Equity

Equity increased during the year ended December 31, 2011 from $11.8 million to $152.2 million primarily as a result of the above mentioned Transaction, which accounted for $79.1 million of the increase, issuance of shares through a private placement of $15.6 million and IPO of $42.9 million, on the exercise of options and warrants of $2.7 million and recognition of share based compensation of $13.5 million.

Total Liabilities

Total liabilities increased during the year ended December 31, 2011 from $1.0 million to $4.2 million primarily as a result of increased accounts payable as at December 31, 2011 of $3.4 million.  The increase in accounts payable is related to the increased activity within the Corporation with an ongoing drill program at December 31, 2011, which did not occur in 2010.  This increase was offset by a decrease in the Note Payable of $0.2 million, when the annual payment was made.

Cash Flows

Midas Gold’s net increase in cash and cash equivalents for the year was $32.1 million.  Cash received from financing activities for the year was $61.1 million as a result of the issuance of shares through a private placement, IPO and through the exercise of options and warrants.  This inflow from financing activities was offset by outflows from operating and investing activities.

Operating cash flows for the quarter and year ended December 31, 2011 were $0.6 million and $2.9 million, respectively.  Operating cash flows increased in the quarter and year ended December 31, 2011 with the establishment of a Vancouver office and increased corporate activity related to the Corporation’s Transaction, private placement and IPO that closed during the year.

Investing cash flows for the quarter and year ended December 31, 2011 were $15.2 million and $24.2 million, respectively.  Investing cash flows increased in the quarter and year ended with the increased exploration and evaluation expenditures that resulted from the 2011 Golden Meadows exploration program, which was is substantially larger than in the prior year.

Use of Proceeds

The actual use of proceeds, as at December 31, 2011 in comparison to the proposed use of proceeds included in the Corporation’s prospectus dated June 30, 2011, is outlined below.

Expense Category (1) (in millions)	Proposed Use of Proceeds (2)	Actual Use of Proceeds	Remaining to be Spent / Difference

Exploration & Evaluation Assets	$30.7	$22.0	$8.7
Building & Equipment	0.6	2.5	(1.9)
Notes Payable	0.2	0.2	—
General & Administrative	3.8	1.7	2.1
General / Closing Working Capital	23.6	33.7	(10.1)
	$58.9	$60.1	$(1.2)

(1)	Expense categories have been consolidated from the June 30, 2011 prospectus for easier reference to this MD&A. For more details refer to the Corporation`s prospectus dated March 8, 2012.
(2)	The proposed use of proceeds has been restated in US Dollars at an exchange rate of US$1.00 = C$0.97.

Midas Gold Corp| Management’s Discussion & Analysis

Exploration & Evaluation Assets

The difference of $8.7 million is due primarily to the proposed use of proceeds being for a twelve month period from the date of the IPO prospectus, as opposed to the six months reported on to date.  It is expected that the remaining $8.7 million will be incurred in the quarter ended March 31, 2012 and the Corporation will further explore and evaluate the Project from the remaining working capital and from additional proceeds from the issuance of special warrants on February 14, 2012.

Buildings & Equipment

The difference of $1.9 million relates to increased spending in preparing the Project for a winter drill program, which was not contemplated at the time of the IPO prospectus.  This winter drill program commenced in January 2012.

Notes Payable

There is no difference on this obligation.

General & Administrative

The difference of $2.1 million is due primarily to the proposed use of proceeds being for a twelve month period from the date of the IPO prospectus, as opposed to the six months reported on to date.  It is expected that the remaining $2.1 million will be incurred in the six months ended June 30, 2012.

Closing Working Capital

The difference of $10.1 million predominantly relates to the remaining expenditures to be made on the Exploration & Evaluation of the Golden Meadows Project and General & Administrative costs during the first half of 2012, as noted.

QUARTERLY RESULTS

The net loss and comprehensive loss of Midas Gold for the previous eight calendar quarterly periods:

Quarter Ended (All amounts in $)	Revenue	Net Loss and Comprehensive Loss	Basic & Diluted Loss per Share	Total Assets	Long Term Liabilities	Cash Dividend
December 31, 2011	—	(2,303,700)	(0.02)	156,467,170	562,708	—
September 30, 2011	—	(6,756,485)	(0.07)	154,881,865	565,723	—
June 30, 2011	—	(3,401,319)	(0.04)	114,210,141	565,723	—
March 31, 2011	—	(976,217)	(0.02)	14,718,974	743,421	—
December 31, 2010	—	(184,371)	(0.01)	12,880,851	743,421	—
September 30, 2010	—	(116,170)	(0.00)	11,857,128	743,421	—
June 30, 2010	—	(140,452)	(0.01)	11,614,578	704,485	—
March 31, 2010	—	(147,201)	(0.00)	3,814,713	899,629	—

The increases in the net loss and comprehensive loss for the quarters ended December 31, 2011, September 31, 2011 and June 30, 2011 is primarily related to the increase in salaries, share based compensation and foreign exchange losses for the period when compared to previous quarters.  The increase in total assets is in the quarter ended June 30, 2011 is primarily due to the Transaction described above and the contemporaneous private placement.  The increase in total assets in the quarter ended September 30, 2011 is mainly due to the IPO and increase in exploration and evaluation activity.

Midas Gold Corp| Management’s Discussion & Analysis

CAPITAL RESOURCES AND LIQUIDITY

Capital resources of Midas Gold consist primarily of cash and liquid short-term investments.  As at December 31, 2011, Midas Gold had cash totalling approximately $37.0 million, approximately $0.4 million in other current assets and $3.5 million in trade and other payables.

As a result of the IPO and preceding private placements, as well as the recent special warrant financing, Midas Gold has sufficient funds to further advance the Golden Meadows property and plans to do so by:

•                  Upgrading the confidence level of the existing mineral resources;

•                  Conducting economic studies on the defined mineral resources;

•                  Growing the mineral resource base through exploration; and

•                  Proceeding with the regulatory process for the mineral resources thus defined.

Midas Gold has long term liabilities of $0.6 million related to the notes payable on the acquisition of mineral claims and the purchase of a royalty interest.

Midas Gold does not anticipate the payment of dividends in the foreseeable future.

It is management’s opinion, based on the Corporation’s current liquidity position, that the Corporation will have sufficient assets to discharge its liabilities as they become due, to sustain its capital expenditures, to fund its 2012 exploration and evaluation program and to meet its administrative and overhead requirements.  However, no assurance can be given that these efforts will prove to be successful.

The Corporation’s ability to raise funds and continue exploration, evaluation and potential future development activities is directly related to the results of its exploration and evaluation program as well as the price of gold and other potential by-products and general market conditions. If the cost of extracting the mineral resources in the Golden Meadows Project is determined to be viable at some time in the future, and the price of gold and other potential by-products remains strong, then the Corporation expects to have limited liquidity issues.

During the year ended December 31, 2011, the Corporation generated capital resources of $61.3 million through the issuance of share capital under a private placement and IPO, exercise of over-allotment option, and on exercise of stock options and warrants.

Subsequent to year end, the Corporation generated capital resources of $40.8 million through a private placement financing for special warrants and over-allotment option.

Contractual Obligations

Office Rent

The Corporation entered into a various lease agreements for office space.  The total rent obligation over the next five years is as follows:

	December 31, 2011
	Within 1 year	Between 2 and 5 years	Total
Minimum rental payments	$460,222	$904,292	$1,364,514

Mining Claim Assessments

The Corporation currently holds mining claims on which it has an annual assessment obligation, in order to maintain the claims in good standing, of $194,600. The Corporation is committed to this for the indefinite future in order to maintain its title to these claims.

Midas Gold Corp| Management’s Discussion & Analysis

Options Payments on Mining Claims

The Corporation is obligated to make option payments on mineral claims comprising the Yellow Pine deposit and the Cinnabar prospect, both of which are part of the Golden Meadows Project, in order to maintain title to these claims.  The Option payment for Yellow Pine is $100,000 for 2012 and the option payments due on the Cinnabar prospect are $100,000 for 2012 through 2017.

OFF BALANCE SHEET ARRANGEMENTS

The Corporation has no off balance sheet arrangements as of December 31, 2011 and the date of this MD&A.

RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

During the year ended December 31, 2011, compensation of directors and officers and other key management personnel who have the authority and responsibility for planning, directing and controlling the activities of the Corporation was:

	December 31, 2011	December 31, 2010
Salaries and consulting fees	$639,106	$339,835
Share based compensation	5,884,583	59,500
	$6,523,689	$399,335

No post-employment benefits, termination benefits, or other long-term benefits were paid to or recorded for key management personnel during the year ended December 31, 2011 and 2010.

There were no balances outstanding with related parties at December 31, 2011.

MINERAL PROPERTIES

The technical information in this MD&A has been prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and reviewed and approved by Stephen P. Quin, P. Geo., President and CEO of Midas Gold, and Christopher Dail, C.P.G., Exploration Manager for the Golden Meadows Project.  The exploration activities at Golden Meadows in 2011 were carried out under the supervision of Christopher Dail, C.P.G., Qualified Person and Exploration Manager for the Golden Meadows Project.  Both Mr. Quin and Mr. Dail are “qualified persons” within the meaning of such term in NI 43-101.

For readers to fully understand the technical information in this MD&A, the technical information in this MD&A should be read in conjunction with the technical report entitled “NI 43-101 Technical Report on Mineral Resources, Golden Meadows Project, Valley County, Idaho” and dated June 6, 2011 (the “Technical Report”) prepared by SRK Consulting (US) Inc., an independent firm of consulting engineers and scientists, for the Golden Meadows Project.  The Technical Report is available for viewing under the Corporation’s profile on SEDAR at www.sedar.com.  The technical information in this MD&A and the Technical Report are intended to be read as a whole, and sections should not be read or relied upon out of context.  In addition, the technical information in the Technical Report is subject to the assumptions and qualifications contained in such report.

Golden Meadow Project

The Corporation’s property holdings at the Golden Meadows Project are comprised of a contiguous package of unpatented federal lode claims, unpatented mill site claims, patented federal lode claims and patented mill site claims encompassing approximately 11,600 hectares.  The Corporation acquired these rights through a combination of transactions and staking.

Midas Gold Corp| Management’s Discussion & Analysis

The Golden Meadows Project includes three known mineral deposits with identified mineral resources.  During 2011, 107 holes were completed at the Project, totaling 23,860m of drilling and drilling is continuing in 2012.  A summary of each known mineral deposit follows:

Hangar Flats

Hangar Flats is a structurally controlled gold deposit hosted in intrusive rocks, with gold associated with sulphides in both the fault zone and adjacent rock defined by historic drilling, the Corporation’s drilling and in underground workings.  A total of 37 drill holes, consisting of 8,295m of drilling, were completed by the Corporation in 2009 and 2010.

During 2011, a total of 12 drill holes consisting of 4,265m of drilling, were completed.   The drilling program covered an area which begins south of the old caved or closed portals of the historic Meadow Creek Mine and extends about 1,000m north of these portals. The completed drilling covered 1,500m of strike length and a maximum of 500m down dip and drilling resumed in early 2012.

West End

The West End gold deposit has a primary structural control and secondary stratigraphic control, with gold occurring preferentially where certain rock types are cut by the West End or associated faults.  As of the end of 2010, a total of 729 drill holes had been completed in the West End area and covered 1,300m of strike and a maximum down dip extent of 200m.

During 2011, the Corporation conducted an abbreviated exploration drilling program at West End with the objective of upgrading the confidence level in the existing mineral resources and testing the potential to expand them.  During 2011, a total of 9 holes consisting of 1,353m of drilling were completed through December 31, 2011.  Additional drilling is planned for 2012.

Yellow Pine

Yellow Pine is a structurally controlled gold deposit hosted in intrusive rocks, with gold associated with sulphides in both the fault zone and adjacent rock.  There are five exploration data sets that support the current mineral resource estimation, all of which are historical, with no drilling completed by the Corporation in 2009 or 2010.  That drilling covers 1,500m of strike length and a maximum of 400m down dip.

During 2011, the Corporation conducted a  drilling program at Yellow Pine with the objective of upgrading the confidence level in the existing mineral resources and expanding them.  To December 31, 2011, 83 holes have been completed as part of this 2011 program, totaling approximately 17,413m and drilling is continuing in 2012.

District Exploration

During 2011, the Corporation completed a detailed airborne geophysical survey over the mineral claims held as of the date of the IPO and surrounding areas.  As a result of the trends and anomalies identified in this survey, The Corporation staked an additional 903 unpatented federal lode mining claims encompassing approximately 7,284 hectares during the second half of 2011, more than doubling the size of the land package at Golden Meadows to its current approximately 11,600 hectares.  Additional exploration activities within the expanded land package include collection of soil and rock samples and geologic mapping.  In addition, three holes totaling 829m were completed near the Stibnite camp and shop to test historic ground geophysical targets and determine the camp site’s suitability for future infrastructure use.

Environmental and Other Matters Pertaining to Golden Meadows

The Golden Meadows Project is located in a historic mining district that has seen active mining, associated ancillary operations and reclamation activities that produced environmental disturbances spanning from the early 1900s through mid-2005, a period of nearly 100 years.  Through this period, various mining practices and waste management methods were used and, in some cases, these practices and methods did not properly manage environmental impacts or were not in compliance with environmental laws and regulations.  Previous clean-up and remedial actions by prior industry operators and government agencies have addressed some of the historic environmental issues in the District.

Midas Gold Corp| Management’s Discussion & Analysis

For additional disclosure on the Environmental and Other Matters refer to the Corporation’s Annual Information Form for the year ended December 31, 2011 and prospectuses dated June 30, 2011 and March 8, 2012.

Jurisdictional Authorities

For its activities at Golden Meadows, the Corporation is subject to federal, state and local statutes, rules and regulations designed, among other things, to protect the quality of the air, surface water and ground water, and soils, to give notice and to provide comment on government actions, to control access to and construction on lands and to protect threatened, endangered or other species by planned exploration activities in the District.  Golden Meadows is currently, and will in the future be, subject to laws, rules, policies and regulations of several regulatory or governmental authorities that may have a direct bearing on these activities, as well as any future potential mining activities, should they occur.

The potential effects of future exploration activities on surface and groundwater water quality, aquatic habitat and fisheries will be managed by the Corporation as part of carefully designed programs implemented by the Corporation to mitigate and monitor these activities for potential environmental impacts.  Various regulatory agencies will be involved in ensuring the Corporation’s ability to incorporate sound environmental management strategies in project designs and plans of operations to mitigate the potential effects on the environment during operations.  Effective reclamation or post-operations environmental monitoring requirements will be required to evaluate the effectiveness of these programs and to reclaim and rehabilitate the lands affected by a mining facility once any commercial operations have ceased.

Overview of the Due Diligence Done by Midas Gold

A number of environmental studies and regulatory investigations in the District identified numerous areas of potential environmental degradation related to historic mining.  In the past, regulatory actions under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) and state law have been taken by the U.S. Environmental Protection Agency (“EPA”), the Forest Service and the Idaho Department of Environmental Quality against historic mining operators.  All of these regulatory activities and related clean-up programs pre-date any ownership or exploration by the Corporation or its subsidiaries.

In 2009 and 2010, Midas Gold and Vista contracted an independent third party to conduct formal assessments of the properties comprising the Golden Meadows Project.  An objective of these studies was to develop a framework for the Corporation to qualify for the Bona Fide Prospective Purchaser (“BFPP”) defense, which provides qualifying owners relief from CERCLA liability that accrued prior to the owner’s purchase, on those parcels.    A purchaser who acquires hazardous-waste contaminated property after January 11, 2002, and who complies with eight specific statutory criteria will not incur CERCLA liability for pre-purchase contamination merely for being an owner of that property.

Consent Decrees under CERCLA

Several of the patented lode and mill site claims acquired by Midas Gold comprising part of the West End Deposit, and the Cinnabar claim groups held under option, from the Estate of J.J. Oberbillig, are subject to a consent decree, involving or pertaining to environmental liability and remediation responsibilities with respect to the affected properties described therein.  This consent decree provides the regulatory agencies that were party to the agreement access and the right to conduct remediation activities under their respective CERCLA and RCRA authorities as necessary and required to prevent the release or potential release of hazardous substances.  In addition, the consent decree requires that heirs, successors and assigns refrain from activities that would interfere with or adversely affect the integrity of any remedial measures implemented by government agencies.

Earlier in 2011, Idaho Gold and Midas Gold were each advised of a proposed notice of environmental conditions pertaining to the Hangar Flats Deposit and Yellow Pine Deposit, which, if executed in its current form as part of the consent decree, could have a material adverse effect on Idaho Gold and Midas Gold and as a result, the Corporation insofar as the notice could limit or constrain their use of the Hangar Flats Deposit and Yellow Pine Deposit and could also affect their ability to transfer the Hangar Flats Deposit and Yellow Pine Deposit to a third party for value.  Midas Gold will review the proposed notice, if and when it is issued, to determine its possible effect on Midas Gold’s continuing and proposed activities on the affected mineral properties.

Midas Gold Corp| Management’s Discussion & Analysis

Future Plans for the Environmental Issues

Before any future mining occurs, the site’s current and potential recognized environmental conditions (“RECs”) will be further characterized to facilitate disclosure requirements under environmental and mining related laws and regulations.  The Corporation expects it will need to address areas of existing environmental concern as part of the permitting process to satisfy regulatory requirements for any future mining operations.  Further, many of the RECs occur in areas adjacent to, and in a few cases overlying, the mineral resources sought by the Corporation and would therefore need to be removed and/or remediated as part of the overall development, operation and post-operations reclamation of the sites.

The Corporation recognizes the need to maintain the current designated uses, to improve water quality, wildlife and aquatics habitat where practicable and to reduce sediment loads in the Golden Meadows Project area wherever feasible as a component of its ongoing exploration activities, as well as to provide for future mining activities, should they occur.  To meet these needs, the Corporation has instigated a program to address known RECs and to investigate potential RECs.

Current Exploration Activities

The exploration activities planned by the Corporation for 2012 and as part of the pre-development of any future mining operations are expected to be low-impact surface drilling using track-mounted and/or helicopter-transported drill rigs.  Drilling will be conducted in locations or in a manner to avoid disturbing the reclaimed and remediated RECs.  Accordingly, the Corporation should not incur any increased CERCLA liability as a result of its exploration activities as it will not be disturbing the reclaimed or remediated RECs.

2012 OUTLOOK AND GOALS

Drilling continued on site and approximately 16,000 to 17,000m of drilling are planned for the first five months of 2012, focused on the continued definition and expansion of the existing mineral resources at Golden Meadows, with drilling split into two phases. Phase 1 wrapped up drilling at Hangar Flats and Yellow Pine originally planned for 2011 that will be used to update the mineral resource estimates for the three main deposits and incorporate those estimates into an independent preliminary economic assessment (“PEA”) scheduled for completion during 2012.  Phase 2 drilling, which commenced in February and will continue until spring thaw, will focus in definition and step-out drilling at both the Hangar Flats and Yellow Pine deposits in support of a planned subsequent preliminary feasibility study (“PFS”).  Exploration drilling, for entirely new deposits, will run in parallel with the Phase 2 drilling, is subject to the granting of additional permits. Total drilling and related expenditures during Phase 1 and Phase 2 are expected to total approximately US$9 million.

In parallel with the drilling and completion of the PEA, Midas Gold plans to commence, to the extent reasonable, the process of advancing the project towards completion of a PFS, including the Phase 2 drilling noted above, extensive metallurgical, mine planning, engineering and other work, and to continue to advance environmental baseline studies and monitoring activities in support of potential permit applications, as well as all camp, logistics and support for the drilling activities. It is estimated that these additional technical, environmental and permitting activities, as well as camp and support costs but excluding drilling and related costs, will result in additional expenditures of approximately US$7 to US$8 million in the first half of 2012.

Significant additional work, including extensive drilling, is planned for the second half of 2012, but the scope of such work will be determined once mineral resource updates and technical studies have been completed, and is subject to additional permitting requirements.

As set out in the prospectus filed March 8, 2012, in 2012 and beyond, the Corporation estimates expenditures (including the Phase 1 and Phase 2 drilling and the additional technical work described above) will total approximately $48.17 million, including $23.75 million on drilling and related activities, $9.26 million on permitting, environmental and regulatory costs, $6.52 million on exploration outside of the three known deposits, and $6.18 million on technical work in support of the PEA scheduled for completion in Q3/12 and the subsequent PFS.  In addition, capital expenditures of $2.46 million are planned to support these activities.

Midas Gold Corp| Management’s Discussion & Analysis

Initial 2012 Program

Given that Midas Gold has not yet updated its mineral resource estimates to incorporate the results of the 2011 drilling, nor completed its first economic evaluation on the Golden Meadows Project, the initial 2012 work plan and budget has been designed to complete these studies, while continuing to progress the project towards the subsequent objectives of completing a PFS and potential permitting of a mining operation. In order to achieve and accelerate these objectives in a time-effective manner, Midas Gold plans to conduct its work on three parallel tracks:

Track 1 - Complete a PEA:  A limited amount of additional drilling on the Yellow Pine and Hangar Flats deposits (Phase 1), and possible extensions, was completed in early 2012 and this drilling (combined with the 2011 and prior drilling) is being utilized in preparing an independent, updated mineral resource estimate for each of the Hangar Flats, Yellow Pine and West End deposits scheduled for completion during Q2/12. These updated mineral resource estimates, along with additional metallurgical, engineering and other technical information, will be used to complete an independent PEA in Q3/12.

Track 2 - Advance a PFS: In parallel and overlapping with Track 1, advance the project towards completion of an independent PFS. As much as possible, work currently being undertaken for the PEA is being advanced towards PFS standards, but additional infill drilling (Phase 2 and subsequent drilling) will be required to continue converting any remaining inferred mineral resources to higher levels of confidence, as will further metallurgical work beyond that being used in the PEA, plus additional engineering and other studies. By completing as much of the work currently underway as possible towards PFS standards, the overall timeframe to complete a PFS should be reduced.

Track 3 - Exploration for new deposits:  In order to build a pipeline of potential new mineral prospects that could eventually develop into new mineral resources, Midas Gold plans to conduct systematic, intensive exploration across its Golden Meadows Property. A full pipeline, from early stage prospects to resource definition, will assist Midas Gold in determining the ultimate mineral potential of this prolific gold system. This exploration work, involving mapping, sampling, geophysics and drilling will be conducted in parallel with Track 1 and Track 2.

SRK Consulting (Canada) Inc. (“SRK”) has been retained to complete updating of the mineral resource estimates for the Golden Meadows project, as well as to complete the independent, National Instrument 43-101 compliant PEA. SRK has retained Ausenco Systems Canada Inc. to assist with the processing and infrastructure aspects of the PEA, and is working with Blue Coast Metallurgy Ltd. on the mineralogical and metallurgical aspects of the project.

Initial Work Plan

During Phase 1 and Phase 2 of drilling program, approximately $9.0 million will be spent on infill, step-out and exploration drilling utilizing four core and two reverse circulation (“RC”) drill rigs, assisted by a sonic rig, which should complete 16,000m to 17,000m of drilling during this period, prior to the spring thaw.

In Phase 1, one core drill completed drilling three holes at Yellow Pine which, in conjunction with the 2011 drilling, is being used to update the Yellow Pine mineral resource estimate.  At the same time, two RC and three core rigs commenced additional drilling at Hangar Flats, focused on the northern and southern ends of the Hangar Flats mineralized system, with the objective of increasing the mineral resource, increasing the confidence level of the existing mineral resource and reducing the overall strip ratio by potentially converting unclassified mineralization to mineral resources. This drilling was completed in February and, as with Yellow Pine, is being used (in conjunction with the 2011 and earlier drilling) to update the Hangar Flats mineral resource estimate.

Midas Gold Corp| Management’s Discussion & Analysis

Only limited drilling was completed at West End in 2011 and no more drilling is planned until the second half of 2012 in this area, so geologic modeling and updating of the mineral resource estimate for West End is already in process and will include both 2010 and 2011 drilling not previously not incorporated into the mineral resource estimate announced on February 22, 2011.

As drills have now completed Phase 1 of the drilling outlined above, they have commenced Phase 2 drilling, infilling and stepping out on the Hangar Flats and Yellow Pine deposits in support of the planned PFS, and continue drilling until spring thaw and are expected to resume drilling once conditions dry out, at which time drilling on the West End deposit can also recommence.

During Phase 1 and Phase 2, one or more drills will be assigned to exploring new prospects for their potential to host entirely new deposits, subject to granting of the necessary permits. It is anticipated that infill, step out and exploration drilling will continue through the balance of the year, but where and how much will be determined once the updated mineral resource estimates have been evaluated for needed additional infill and step-out drilling to fully define all three deposits, and granting of additional permits.

Additional expenditures will be incurred in parallel with the Phase 1 and Phase 2 drilling towards preparation of environmental baseline studies and an environmental impact statement, as well as other permitting and regulatory activities. Midas Gold has retained HDR Engineering Inc. of Boise, Idaho, to assist with the environment baseline and permitting related matters. In support of the PEA and subsequently planned PFS, the extensive metallurgical studies currently underway will continue under the supervision of Blue Coast Metallurgy, as will engineering and other work leading up to completion of the PEA in Q3/12 and subsequent studies under SRK and Ausenco. Additional capital equipment purchases are planned related to continuing to improving camp, field facilities and communications and network infrastructure to support sustained, higher levels of field activities over the next several years.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with IFRS requires management to make judgments, estimates and assumptions about future events that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Although these estimates are based on management’s best knowledge of the amount, events or actions, actual results may differ from these estimates.

Critical judgments exercised in applying accounting policies that have the most significant effect on the amounts recognized in the consolidated financial statements are as follows:

1)              Economic recoverability and probability of future economic benefits of exploration evaluation and development costs

Management has determined that exploratory drilling, evaluation, development and related costs incurred which were capitalized have future economic benefits and are economically recoverable. Management uses several criteria in its assessments of economic recoverability and probability of future economic benefit including geologic and metallurgic information, history of conversion of mineral deposits to proven and probable reserves, scoping and feasibility studies, accessible facilities, existing permits and life of mine plans.

Midas Gold Corp| Management’s Discussion & Analysis

2)              Functional currency

The functional currency for each of the Corporation’s subsidiaries is the currency of the primary economic environment in which the entity operates.  The Corporation has determined that the functional currency of each entity is the US dollar.  Determination of functional currency may involve certain judgments to determine the primary economic environment and the Corporation reconsiders the functional currency of its entities if there is a change in events and conditions which determined the primary economic environment.

Information about assumptions and estimation uncertainties that have a significant risk of resulting in material adjustments are as follows:

2)              Impairment of building and equipment and exploration and evaluation assets

Management considers both external and internal sources of information in assessing whether there are any indications that the Corporation’s building and equipment and exploration and evaluation assets are impaired.  External sources of information management considers include changes in the market, economic and legal environment in which the Corporation operates that are not within its control and affect the recoverable amount of its building and equipment and exploration and evaluation assets.  Internal sources of information management consider include the manner in which mining properties and building and equipment are being used or are expected to be used and indications of economic performance of the assets.

3)              Depreciation and amortization rate for building and equipment

Depreciation and amortization expenses are allocated based on assumed asset lives.  Should the asset life or depreciation rates differ from the initial estimate, an adjustment would be made in the consolidated statements of income.

4)              Mineral resource estimates

The figures for mineral resources are determined in accordance with National Instrument 43-101, “Standards of Disclosure for Mineral Projects”, issued by the Canadian Securities Administrators.  There are numerous uncertainties inherent in estimating mineral resources, including many factors beyond the Corporation’s control.  Such estimation is a subjective process, and the accuracy of any mineral resource estimate is a function of the quantity and quality of available data and of the assumptions made and judgements used in engineering and geological interpretation.  Differences between management’s assumptions including economic assumptions such as metal prices and market conditions could have a material effect in the future on the Corporation’s financial position and results of operation.

5)              Valuation of share based compensation

The Corporation uses the Black-Scholes Option Pricing Model for valuation of share based compensation.  Option pricing models require the input of subjective assumptions including expected price volatility, interest rate and forfeiture rate.  Changes in the input assumptions can materially affect the fair value estimate and the Corporation’s earnings and equity reserves.

Changes in Accounting Policies Including Initial Adoption

Standards Issued but not yet Effective

Certain pronouncements were issued by the International Accounting Standards Board (“IASB”) or the IFRS Interpretations Committee that are mandatory for accounting periods after December 31, 2011 or later periods. The Corporation does not expect the standards below to have a material impact on the financial statements, although additional disclosures may be required.

Midas Gold Corp| Management’s Discussion & Analysis

The following new Standards were issued by the IASB in May 2011, and are effective for annual periods beginning on or after January 1, 2013. Early application is permitted if all five Standards are adopted at the same time.

1)              Consolidated Financial Statements

IFRS 10 Consolidated Financial Statements (“IFRS 10”) will replace IAS 27 Consolidated and Separate Financial Statements, and SIC 12 Consolidation — Special Purpose Entities. The portion of IAS 27 that deals with separate financial statements will remain. IFRS 10 changes the definition of control, such that the same consolidation criteria will apply to all entities. The revised definition focuses on the need to have both “power” and “variable returns” for control to be present. Power is the current ability to direct the activities that significantly influence returns. Variable returns can be positive, negative or both. IFRS 10 requires continuous assessment of control of an investee based on changes in facts and circumstances.

2)              Joint Arrangements

IFRS 11 Joint Arrangements (“IFRS 11”) will replace IAS 31 Interests in Joint Ventures, and SIC 13 Jointly Controlled Entities — Non-monetary Contributions by Venturers. IFRS 11 defines a joint arrangement as an arrangement where two or more parties contractually agree to share control. Joint control exists only when the decisions about activities that significantly affect the returns of an arrangement require the unanimous consent of the parties sharing control. The focus is not on the legal structure of joint arrangements, but rather on how the rights and obligations are shared by the parties to the joint arrangement. IFRS 11 eliminates the existing policy choice of proportionate consolidation for jointly controlled entities. In addition, the Standard categorizes joint arrangements as either joint operations or joint ventures.

3)              Disclosure of Interests in Other Entities

IFRS 12 Disclosure of Interests in Other Entities (“IFRS 12”) will replace the disclosure requirements currently found in IAS 28 investment in Associates, and is the new Standard for disclosure requirements for all forms of interests in other entities, including subsidiaries, joint arrangements, associates and unconsolidated structured entities, including information about the significant judgments and assumptions that it has made in determining whether it has control, joint control or significant influence in another entity. IFRS 12 sets out the required disclosures for entities reporting under IFRS 10 and IFRS 11.

4)              Separate Financial Statements

The new IAS 27 Separate Financial Statements (“IAS 27”) has been updated to require an entity presenting separate financial statements to account for those investments at cost or in accordance with IFRS 9 Financial Instruments. The new IAS 27 excludes the guidance on the preparation and presentation of consolidated financial statements for a group of entities under the control of a parent, which is within the scope of the current IAS 27 Consolidated and Separate Financial Statements, and is replaced by IFRS 10.

5)              Investments in Associates and Joint Ventures

The new IAS 28 Investments in Associates and Joint Ventures (“IAS 28”) has been updated and it is to be applied by all entities that are investors with joint control of, or significant influence over, an investee. The scope of the current IAS 28 Investments in Associates does not include joint ventures.

IFRS 13 Fair Value Measurement (“IFRS 13”) was issued by the IASB in May 2011, and is effective for annual periods beginning on or after January 1, 2013. Early application is permitted. IFRS 13 was issued to remedy the inconsistencies in the requirements for measuring fair value and for disclosing information about fair value measurement in various current IFRSs. IFRS 13 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, i.e. an exit price.

Midas Gold Corp| Management’s Discussion & Analysis

In November 2009, the IASB published IFRS 9, “Financial Instruments”, which covers the classification and measurement of financial assets as part of its project to replace IAS 39, “Financial Instruments: Recognition and Measurement.” In October 2010, the requirements for classifying and measuring financial liabilities were added to IFRS 9. Under this guidance, entities have the option to recognize financial liabilities at fair value through earnings. If this option is elected, entitles would be required to reverse the portion of the fair value change due to own credit risk out of earnings and recognize the change in other comprehensive income. IFRS 9 is effective for the Corporation on January 1, 2015. Early adoption is permitted and the standard is required to be applied retrospectively.

FINANCIAL INSTRUMENTS

The Corporation determines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. IFRS provides three levels of inputs that may be used to measure fair value:

Level 1 – Values based on unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 – Values based on inputs, including quoted forward prices for commodities, time value and volatility factors, which can be substantially observed or corroborated in the marketplace. Prices in Level 2 are either directly or indirectly observable as of the reporting date.

Level 3 – Values based on prices or valuation techniques that are not based on observable market data.

The Corporation financial instruments at December 31, 2011 are:

Carrying and Fair Value
Financial Assets
Held to maturity:
Cash	$36,954,210
Reclamation bond	18,000
$36,972,210
Financial Liabilities
Other Financial Liabilities:
Accounts payable	$3,460,697
Current portion of notes payable	180,712
Accrued interest on notes payable	12,918
Non-current portion of notes payable	562,708
$4,217,035

The reclamation bond is held with the U.S. Department of Agriculture, US Forest Service — Payette National Forest as a deposit for environmental remediation for exploration activities on the Golden Meadows project.

The promissory notes were issued as part of the Oberbillig Land Agreement and the Oberbillig Royalty Agreement. The notes have a fixed interest rate of 3% per annum, have a combined annual payment of $200,000 due each June 2 and mature on June 2, 2015.

The Corporation is exposed in varying degrees to a number of risks arising from financial instruments. Management’s close involvement in the operations allows for the identification of risks and variances from expectations.  The Corporation does not use other financial instruments to mitigate these risks and has no designated hedging transactions.

The risks and the management of these risks are:

Midas Gold Corp| Management’s Discussion & Analysis

Credit Risk

Credit risk primarily arises from the Corporation’s cash and receivables. The maximum risk exposure is limited to their carrying amounts at the balance sheet date.  Cash is held as cash deposits or invested in certificates of deposit with various financial institutions.  The Corporation periodically assesses the quality of its deposits and regularly reviews the collectability of trade and other receivable.

Liquidity Risk

There is the risk that the Corporation will not be able to meet its financial obligations.  Since its inception, the Corporation has raised capital through sales of its shares.  If such funding is not available in the future, either through the sale of shares through private placements or through the expected sale of the Corporation’s shares on public markets, the Corporation’s operations could be adversely effected. The Corporation manages its liquidity risk by planning, budgeting, monitoring and making necessary adjustments to cash flow to support its operating requirements.

Interest Rate Risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates.  The risk that the Corporation will realize a loss is limited because at present the Corporation holds all of its surplus cash in an interest bearing account and investment-grade short-term deposit certificates issued by its banking institutions.  The Corporation monitors its investments it makes and satisfied with the credit worthiness of its banks.  The Corporation’s other financial liabilities include the notes payable, which bear interest at a fixed rate of 3% until June 2, 2015.

Foreign Currency Risk

The Corporation’s functional and reporting currency is the US dollar and major purchases are transacted in US dollars.  The Corporation is exposed to the risk of changes in US dollar relative to the Canadian Dollar.  The Corporation maintains a significant portion of its cash balance in Canadian Dollars.  There is a risk that the Corporation’s cash balance be reduced on a fluctuation in the relevant exchange rate.  The Corporation has a policy that all board approved expenditures be held in the currency they expect to be made in.  Cash held in excess of board approved expenditures has been and will be actively managed by the Corporation’s management with consideration to the expected currency needs of the Corporation past board approved expenditures.

With the approval of the initial 2012 Budget in early January, a significant portion of Canadian dollars was exchanged for US dollars.  Subsequent to the Corporation’s C$40.4 million share offering in February 2012, a significant portion of those funds were exchanged into US dollars as well.

A portion of the Corporation’s financial assets and liabilities are denominated in Canadian dollars.  The Corporation monitors this exposure, but has no hedge positions.

	December 31, 2011	December 31, 2010
Cash and cash equivalents	$30,313,427	$—
Trade and other receivables	276,599
Trade and other payables	(541,902)	—
	$30,048,124	$—

A five percent change in the US dollar exchange rate to the Canadian dollar would impact the Corporations earnings by $1,502,406.

Midas Gold Corp| Management’s Discussion & Analysis

OUTSTANDING SHARE DATA

	March 13, 2012	December 31, 2011

Common shares issued and outstanding	105,281,936	105,281,936
Options outstanding	9,345,000	8,895,000
Warrants outstanding	1,333,334	1,333,334
Special warrants outstanding (1)	9,085,000	—
Total	125,045,270	115,510,270

(1)          Each special warrant will be exercisable into one common share of the Corporation for no additional consideration on March 14, 2012.  On March 9, 2012, the Corporation received the receipt from the relevant securities commission for a final prospectus qualifying the common shares to be issued upon the exercise of the special warrants.  Accordingly, a total of 9,085,000 common shares are issuable on March 14, 2012 upon the deemed exercise of the total of 9,085,000 special warrants.

A summary of share purchase option activity within the Corporation’s share based compensation plan for the year ended December 31, 2011 and 2010 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2009	10,600,000	$0.22
Options granted	50,000	0.20
Balance, December 31, 2010	10,650,000	$0.22
Options granted before Transaction	2,000,000	$0.50
Options exercised before Transaction	(4,600,000)	0.22
Options converted to Warrants in Transaction	(7,450,000)	0.30
Options exercised after Transaction	(290,000)	0.53
Options granted after Transaction	8,585,000	2.81
Balance, December 31, 2011	8,895,000	$2.70

A summary of warrant activity for the year ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2009 and 2010	—	$—
Warrants converted from options in Transaction	7,450,000	0.30
Warrants exercised	(6,116,666)	0.25
Warrants forfeited	—	—
Balance, December 31, 2011	1,333,334	$0.50

Midas Gold Corp| Management’s Discussion & Analysis

DISCLOSURE CONTROL AND PROCEDURES AND INTERNAL CONTROL OF FINANCIAL REPORTING

As of December 31, 2011, management has evaluated the design and the operating effectiveness of disclosure controls and procedures and internal control over financial reporting as defined by National Instrument 52-109. This evaluation was performed under the supervision of and with the participation of the CEO, CFO and independent internal control advisors. Based on this evaluation, management, the CEO and the CFO concluded that the design and operation of the disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2011.

The Corporation uses the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) internal control framework to design and assess ICFR. Midas Gold’s management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls.  Due to its inherent limitations, ICFR may not prevent or detect misstatements on a timely basis as such systems can only be designed to provide reasonable as opposed to absolute assurance. Also projections of any evaluation of the effectiveness of ICFR to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

National Instrument 52-109 also requires Canadian public companies to disclose in their MD&A any change in ICFR during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, ICFR. There were no such changes in ICFR during the quarter ended December 31, 2011.

RISKS AND UNCERTAINTIES

Midas Gold is subject to a number of significant risks due to the nature of its business and the present stage of its business development. Readers should carefully consider the risks and uncertainties described below, in addition to the risk factors discussed under the heading “Risk Factors” in the Corporation’s final prospectus’ dated June 30, 2011 and March 8, 2012 available under the Corporation’s profile on SEDAR at www.sedar.com, before deciding whether to invest in Midas Gold common shares.

Midas Gold’s failure to successfully address such risks and uncertainties could have a material adverse effect on its business, financial condition and/or results of operations, and the future trading price of its common shares may decline and investors may lose all or part of their investment. Midas Gold cannot give assurance that it will successfully address these risks or other unknown risks that may affect its business. Estimates of mineral resources are inherently forward-looking statements subject to error. Although mineral resource estimates require a high degree of assurance in the underlying data when the estimates are made, unforeseen events and uncontrollable factors can have significant adverse or positive impacts on the estimates. Actual results will inherently differ from estimates. The unforeseen events and uncontrollable factors include: geologic uncertainties including inherent sample variability, metal price fluctuations, variations in mining and processing parameters, and adverse changes in environmental or mining laws and regulations. The timing and effects of variances from estimated values cannot be accurately predicted.

Below is a brief summary of some of Midas Gold’s risks and uncertainties.

Midas Gold Corp| Management’s Discussion & Analysis

Industry Risks

Resource exploration and development is a high risk, speculative business.

Exploration for and development of mineral resource is a speculative business, characterized by a high number of failures. Substantial expenditures are required to discover new deposits and to develop the infrastructure, mining and processing facilities at any site chosen for mining. Most exploration projects do not result in the discovery of commercially viable deposits and no assurance can be given that any particular level of recovery or mineral reserves will in fact be realized by Midas Gold or that any mineral deposit identified by Midas Gold will ever qualify as a commercially viable deposit which can be legally and economically exploited.

Mineral exploration is subject to numerous industry operating hazards and risks, many of which are beyond Midas Gold’s control and any one of which may have an adverse effect on its financial condition and operations.

The project and any future operations in which Midas Gold has a direct or indirect interest will be subject to all the hazards and risks normally incidental to resource companies. Fires, power outages, labour disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are some of the industry operating risks involved in the conduct of exploration programs and the operation of mines. If any of these events were to occur, they could cause injury or loss of life, severe damage to or destruction of property. As a result, Midas Gold could be the subject of a regulatory investigation, potentially leading to penalties and suspension of operations. In addition, Midas Gold may have to make expensive repairs and could be subject to legal liability. The occurrence of any of these operating risks and hazards may have an adverse effect on Midas Gold’s financial condition and operations, and correspondingly on the value and price of Midas Gold’s Common Shares.

Metal prices have fluctuated widely in the past and are expected to continue to do so in the future, which may adversely affect the amount of revenues derived from production of mineral reserves.

The commercial feasibility of Midas Gold’s properties and its ability to arrange funding to conduct its planned exploration projects is dependent on, among other things, the price of gold and other potential by-products.  Depending on the price to be received for any minerals produced, Midas Gold may determine that it is impractical to commence or continue commercial production. A reduction in the price of gold or other potential by-products may prevent Midas Gold’s properties from being economically mined or result in the write-off of assets whose value is impaired as a result of low precious metals prices.

Future revenues, if any, are expected to be in large part derived from the future mining and sale of gold and other potential by-products or interests related thereto. The prices of these commodities fluctuate and are affected by numerous factors beyond Midas Gold’s control, including, among others:

• international economic and political conditions,

• expectations of inflation or deflation,

• international currency exchange rates,

• interest rates,

• global or regional consumptive patterns,

• speculative activities,

• levels of supply and demand,

• increased production due to new mine developments,

• decreased production due to mine closures,

• improved mining and production methods,

• availability and costs of metal substitutes,

• metal stock levels maintained by producers and others, and

• inventory carrying costs.

The effect of these factors on the price of gold and other potential by-products cannot be accurately predicted. If the price of gold and other potential by-products decreases, the value of Midas Gold’s assets would be materially and adversely effected, thereby materially and adversely impacting the value and price of Midas Gold’s common shares.

Midas Gold Corp| Management’s Discussion & Analysis

Exploration activities are subject to geologic uncertainty and inherent variability.

There is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There may also be unknown geologic details that have not been identified or correctly appreciated at the current level of delineation. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances can have a positive effect and others can have a negative effect on mining and processing operations.

Mineral exploration in the Western United States is subject to numerous regulatory requirements on land use.

The exploration for and development of mineral resources in the western United States is subject to Federal, State and local regulatory processes and evolving application of environmental and other regulations can and has affected the ability to advance mineral projects as effectively as in prior years.  A number of mineral projects in the western United States have been subjected to regulatory delays or actions that have impeded the progress of these projects towards production.

The quantification of mineral resources is based on estimates and is subject to great uncertainty.

The calculations of amounts of mineralized material within a mineral resource are estimates only. Actual recoveries of gold and other potential by-products from mineral resources may be lower than those indicated by test work. Any material change in the quantity of mineralization, grade or stripping ratio, or the price of gold and other potential by-products may affect the economic viability of a mineral property. In addition, there can be no assurance that the recoveries of gold and other potential by-products in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production. Notwithstanding the results of any pilot plant tests for metallurgy and other factors, there remains the possibility that the ore may not react in commercial production in the same manner as it did in testing.

Mining and metallurgy are an inexact science and, accordingly, there always remains an element of risk that a mine may not prove to be commercially viable. Until an un-mined deposit is actually mined and processed, the quantity of mineral reserves, mineral resources and grades must be considered as estimates only. In addition, the quantity of mineral reserves and mineral resources may vary depending on, among other things, metal prices. Any material change in quantity of mineral reserves, mineral resources, grade, percent extraction of those mineral reserves recoverable by underground mining techniques or stripping ratio for those mineral reserves recoverable by open pit mining techniques may affect the economic viability of a mining project.

The recent unprecedented events in global financial markets have had a profound impact on the global economy, in general and on the mining industry in particular.

Many industries, including the precious metal mining industry, are impacted by global market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity, foreign exchange and precious metal markets, and a lack of market liquidity. A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, reduced consumer spending, increased unemployment rates, deteriorating business conditions, inflation, deflation, volatile fuel and energy costs, increased consumer debt levels, lack of available credit, changes in interest rates and tax rates may adversely affect Midas Gold’s growth and profitability potential.

Specifically:

•                  the global credit/liquidity crisis could impact the cost and availability of financing and Midas Gold’s overall liquidity;

•                  the volatility of gold and other potential by-product prices may impact Midas Gold’s future revenues, profits and cash flow;

•                  volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and

•                  the devaluation and volatility of global stock markets impacts the valuation of the Corporation’s equity securities, which may impact its ability to raise funds through the issuance of equity.

These factors could have a material adverse effect on Midas Gold’s financial condition and results of operations.

Midas Gold Corp| Management’s Discussion & Analysis

Corporation’s Risks

Midas Gold faces substantial competition within the mining industry from other mineral companies with much greater financial and technical resources and may not be able to effectively compete which would have an adverse effect on Midas Gold’s financial condition and operations.

The mineral resource industry is intensively competitive in all of its phases, and Midas Gold competes with many companies possessing much greater financial and technical research resources. Competition is particularly intense with respect to the acquisition of desirable undeveloped gold properties. The principal competitive factors in the acquisition of such undeveloped properties include the staff and data necessary to identify, investigate and purchase such properties, and the financial resources necessary to acquire and develop such properties. Competition could adversely affect Midas Gold’s ability to acquire suitable prospects for exploration in the future.

Midas Gold’s exploration efforts may be unsuccessful in locating viable mineral resources.

Mineral resource exploration and, if warranted, development, is a speculative business, characterized by a number of significant risks, including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but also from finding mineral deposits, which, though present, are insufficient in volume and/or grade to return a profit from production. There is no certainty that the expenditures that have been made and may be made in the future by Midas Gold related to the exploration of its properties will result in discoveries of mineralized material in commercial quantities.

Most exploration projects do not result in the discovery of commercially viable mineral deposits and no assurance can be given that any particular level of recovery or mineral reserves will in fact be realized or that any identified mineral deposit will ever qualify as a commercially viable deposit which can be legally and economically exploited.

If Midas Gold’s mineral resource estimates are not indicative of the actual gold that can be mined, the mineable gold that can be recovered from the Golden Meadows Project may be less than the mineral resource estimate and the Golden Meadows Project may not be a viable project.

Assays results from core drilling or reverse circulation drilling can be subject to errors at the laboratory analyzing the drill samples. In addition, reverse circulation or core drilling may lead to samples which may not be representative of the gold or other metals in the entire deposit. Mineral resource estimates are based on interpretation of available facts and extrapolation or interpolation of data and may not be representative of the actual deposit. All of these factors may lead to a mineral resource estimate which is overstated.

If Midas Gold’s mineral resource estimates for the Golden Meadows Project are not indicative of actual recoveries of gold and other potential by-products, Midas Gold will have to continue to explore for a viable deposit or cease operations.

Midas Gold has a limited history as an exploration company and does not have any experience in putting a mining project into production.

Midas Gold has only been actively engaged in exploration since 2009. Midas Gold does not hold any mineral reserves and does not generate any revenues from production. Midas Gold’s success will depend largely upon its ability to locate, define and develop commercially viable mineral reserves, which may never happen. Further, putting a mining project into production requires substantial planning and expenditures and, as a Corporation, Midas Gold does not have any experience in taking a mining project to production. As a result of these factors, it is difficult to evaluate Midas Gold’s prospects, and its future success is more uncertain than if it had a longer or more proven history.

Midas Gold expects to continue to incur losses and may never achieve profitability, which in turn may harm the future operating performance and may cause the market price of Midas Gold’s Common Shares to decline.

Midas Gold has incurred net losses every year since inception.  Midas Gold currently has no commercial production and has never recorded any revenues from mining operations. Midas Gold expect to continue to incur losses, and will continue to do so until such time, if ever, as its properties commence commercial production and generate sufficient revenues to fund continuing operations.

Midas Gold Corp| Management’s Discussion & Analysis

The development of new mining operations will require the commitment of substantial resources for operating expenses and capital expenditures, which may increase in subsequent years as Midas Gold adds, as needed, consultants, personnel and equipment associated with advancing exploration, development and commercial production of its properties. The amounts and timing of expenditures will depend on the progress of ongoing exploration and development, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, the execution of any joint venture or other agreements with others in the future, its acquisition of additional properties, and other factors, many of which are unknown today and may be beyond its control. Midas Gold may never generate any revenues or achieve profitability. If Midas Gold does not achieve profitability, it will have to raise additional financing or shut down its operations.

Midas Gold’s title to its mineral properties and its validity may be disputed in the future by others claiming title to all or part of such properties.

Midas Gold’s properties consist of various mining concessions in the USA. Under USA law, the concessions may be subject to prior unregistered agreements or transfers, which may affect the validity of Midas Gold’s ownership of such concessions. A claim by a third party asserting prior unregistered agreements or transfer on any of Midas Gold’s mineral properties, especially where commercially viable mineral reserves have been located, could adversely result in Midas Gold losing commercially viable mineral reserves. Even if a claim is unsuccessful, it may potentially affect Midas Gold’s current operations due to the high costs of defending against such claims and its impact on senior management’s time. If Midas Gold loses a commercially viable mineral reserve, such a loss could lower Midas Gold’s revenues or cause it to cease operations if this mineral reserve represented all or a significant portion of Midas Gold’s operations at the time of the loss.

Midas Gold is subject to numerous government regulations which could cause delays in carrying out its operations, and increase costs related to its business.

Midas Gold’s mineral exploration and development activities are subject to various laws and regulations governing operations, taxes, labour standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters. No assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner which could limit or curtail exploration, development or production. Amendments to current laws and regulations governing operations, or more stringent implementation thereof could substantially increase the costs associated with Midas Gold’s business or prevent it from exploring or developing its properties.

Amendments to current laws, regulations and permits governing operations and activities of mining and exploration companies, or more stringent implementation thereof, could have a material adverse impact on Midas Gold and cause increases in exploration expenses, capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

Midas Gold has not completed an environmental impact statement, nor has it received the necessary permits for water or explosives to conduct mining operations.

The department responsible for environmental protection in the USA has broad authority to shut down and/or levy fines against facilities that do not comply with environmental regulations or standards.

Failure to obtain the necessary permits would adversely affect progress of Midas Gold’s operations and would delay the beginning of commercial operations.

Midas Gold depends on key personnel for critical management decisions and industry contacts but does not maintain key person insurance.

Midas Gold is dependent on a relatively small number of key personnel, the loss of any of whom could have an adverse effect on the operations of Midas Gold. Midas Gold’s success is dependent to a great degree on its ability to attract and retain highly qualified management personnel. The loss of such key personnel, through incapacity or otherwise, would require Midas Gold to seek and retain other qualified personnel and could compromise the pace and success of its exploration activities. Midas Gold does not maintain key person insurance in the event of a loss of any such key personnel.

Midas Gold Corp| Management’s Discussion & Analysis

Midas Gold does not have a full staff of technical people and relies upon outside consultants to provide critical services.

Midas Gold has a relatively small staff and depends upon its ability to hire consultants with the appropriate background and expertise as they are required to carry out specific tasks. Midas Gold’s inability to hire the appropriate consultants at the appropriate time could adversely impact Midas Gold’s ability to advance its exploration activities.

Certain Midas Gold directors also serve as officers and/or directors of other mineral resource companies, which may give rise to conflicts.

Certain Midas Gold directors and officers are also directors, officers or shareholders of other companies that are similarly engaged in the business of acquiring, developing and exploiting natural resource properties.  Such associations may give rise to conflicts of interest from time to time.

Midas Gold will need to raise additional capital though the sale of its securities, resulting in dilution to the existing shareholders, and if such funding is not available, Midas Gold’s operations would be adversely effected.

Midas Gold does not generate any revenues from production and does not have sufficient financial resources to undertake by itself all of its planned exploration programs. Midas Gold has limited financial resources and has financed its operations primarily through the sale of Midas Gold’s securities such as common shares. Midas Gold will need to continue its reliance on the sale of its securities for future financing, resulting in dilution to existing shareholders. Further exploration programs will depend on Midas Gold’s ability to obtain additional financing, which may not be available under favourable terms, if at all. If adequate financing is not available, Midas Gold may not be able to commence or continue with its exploration programs.

Future sales of Midas Gold’s Common Shares into the public market by holders of Midas Gold options and Warrants may lower the market price, which may result in losses to Midas Gold’s shareholders.

Sales of substantial amounts of Midas Gold’s common shares into the public market, by Midas Gold’s officers or directors or pursuant to the exercise of options or warrants, or even the perception by the market that such sales may occur, may lower the market price of its common shares.

Midas Gold has no history of paying dividends, does not expect to pay dividends in the immediate future and may never pay dividends.

Since incorporation, neither Midas Gold nor any of its subsidiaries have paid any cash or other dividends on its common shares and does not expect to pay such dividends in the foreseeable future, as all available funds will be invested primarily to finance its mineral exploration programs.

Midas Gold’s business involves risks for which Midas Gold may not be adequately insured, if it is insured at all.

In the course of exploration, development and production of mineral properties, certain risks, and in particular, unexpected or unusual geological operating conditions including landslides, ground failures, fires, flooding and earthquakes may occur. It is not always possible to fully insure against such risks. Midas Gold does not currently have insurance against all such risks and may decide not to take out insurance against all such risks as a result of high premiums or other reasons. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of the securities of Midas Gold.

Midas Gold’s activities are subject to environmental liability, which would have an adverse effect on its financial condition and operations.

Midas Gold is not aware of any claims for damages related to any impact that its operations have had on the environment but it may become subject to such claims in the future. An environmental claim could adversely affect Midas Gold’s business due to the high costs of defending against such claims and its impact on senior management’s time. Also, environmental regulations may change in the future which could adversely affect Midas Gold’s operations including the potential to curtail or cease exploration programs or to preclude entirely the economic development of a mineral property. The extent of any future changes to environmental regulations cannot be predicted or quantified, but it should be assumed that such regulations would become more stringent in the future.

Midas Gold Corp| Management’s Discussion & Analysis

Generally, new regulations will result in increased compliance costs, including costs for obtaining permits, delays or fines resulting from loss of permits or failure to comply with the new regulations.

A shortage of supplies and equipment could adversely affect Midas Gold’s ability to operate its business.

Midas Gold is dependent on various supplies and equipment to carry out its operations. The shortage of such supplies, equipment and parts could have a material adverse effect on Midas Gold’s ability to carry out its operations and therefore have a material adverse effect on the cost of doing business.

CAUTIONARY NOTE IN RESPECT OF MINERAL RESOURCES

Mineral resources that are not mineral reserves do not have demonstrated economic viability.  Mineral resource estimates do not account for mineability, selectivity, mining loss and dilution.  These mineral resource estimates include inferred mineral resources that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. There is also no certainty that these inferred mineral resources will be converted to the measured and indicated categories through further drilling, or into mineral reserves, once economic considerations are applied.

The mineral resources at Golden Meadows are contained within areas that have seen historic disturbance resulting from prior mining activities.  In order for Midas Gold to advance its interests at Golden Meadows, the project will be subject to a number of Federal, State and local laws and regulations and will require permits to conduct its activities.

This MD&A and the mineral resource estimates referenced in this MD&A use the terms “Measured Mineral Resources”, “Indicated Mineral Resources”, “Measured & Indicated Mineral Resources” and “Inferred Mineral Resources.” We advise you that, while these terms are defined in and required by Canadian regulations, these terms are not defined terms under the U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC.  “Inferred Mineral Resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  The SEC normally only permits issuers to report mineralization that does not constitute SEC Industry Guide 7 compliant “reserves” as in-place tonnage and grade without reference to unit measures.  U.S. investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.  Midas Gold is not a SEC registered Corporation nor is any of its subsidiaries.