Form 10-Q
period 2012-03-31
VISTA GOLD CORP
filed 2012-05-08
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,207,144 common shares, without par value, outstanding at May 3, 2012.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2012

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	March 31,	December 31,
	2012	2011

Assets:
Current assets:
Cash and cash equivalents	$14,833	$17,873
Restricted cash (Note 5)	156	134
Marketable securities (Note 4)	906	986
Other current assets	1,263	1,177
Total current assets	17,158	20,170

Non-current assets:
Mineral properties (Note 5)	13,951	16,517
Plant and equipment (Note 6)	19,448	19,232
Amayapampa interest (Note 3)	4,813	4,813
Long-term investments (Note 7)	112,506	119,871
Total non-current assets	150,718	160,433

Total assets	$167,876	$180,603

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$604	$757
Accrued liabilities and other	2,448	2,466
Total current liabilities	3,052	3,223

Non-current liabilities:
Other long-term liabilities	635	635
Deferred tax liability, net	32,531	35,522
Total non-current liabilties	33,166	36,157

Total liabilities	36,218	39,380

Shareholders’ equity:
Capital stock, no par value - unlimited shares authorized; shares outstanding: 2012 - 71,728,883 and 2011 - 71,503,883 (Note 8)	380,852	380,119
Additional paid-in capital (Note 9)	25,682	24,670
Accumulated other comprehensive income (Note 10)	91	175
Accumulated deficit during exploration stage	(274,967)	(263,741)
Total shareholders’ equity	131,658	141,223

Total liabilities and shareholders’ equity	$167,876	$180,603

Commitments and contingencies — (Note 13)

Subsequent events — (Note 15)

Approved by the Board of Directors

/s/ John M. Clark	/s/ C. Thomas Ogryzlo
John M. Clark	C. Thomas Ogryzlo
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended March 31,		Cumulative during Exploration
	2012	2011	Stage

Operating income and (expenses):
Exploration, property evaluation and holding costs	$(5,707)	$(2,949)	$(63,831)
Corporate administration and investor relations	(2,074)	(1,098)	(35,021)
Depreciation and amortization	(126)	(79)	(1,466)
Loss on extinguishment of convertible debt	—	—	(1,218)
Loss on currency translation	(24)	(9)	(78)
Gain on disposal of mineral property, net (Note 5)	934	—	80,598
Total operating loss	(6,997)	(4,135)	(21,016)

Non-operating income and (expenses):
Gain on sale of marketable securities	144	366	7,946
Unrealized gain/(loss) on long-term investments (Note 7)	(7,365)	—	29,982
Write down of marketable securities	—	—	(1,007)
Interest income	13	12	2,825
Interest expense	—	(120)	(4,096)
Other expense	(12)	—	(5,120)
Total non-operating gain/(loss)	(7,220)	258	30,530

Income/(loss) from continuing operations before income taxes	(14,217)	(3,877)	9,514
Deferred income tax benefit/(expense)	2,991	—	(32,531)
Loss from continuing operations after income taxes	(11,226)	(3,877)	(23,017)
Loss from discontinued operations	—	—	(12,863)
Net loss	$(11,226)	$(3,877)	$(35,880)

Other comprehensive income, net of tax:
Unrealized fair-value (decrease)/increase on available-for-sale securities	(84)	276	91
Comprehensive loss	$(11,310)	$(3,601)	$(35,789)

Loss per share:
Basic and Diluted:
Weighted average number of shares outstanding	71,548,388	61,920,846
Loss per share	$(0.16)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

	Common stock	Additional paid-in capital	Deficit	Accumulated other comprehensive income	Total shareholders’ equity

Balances at December 31, 2011	$380,119	$24,670	$(263,741)	$175	$141,223

Stock options expensed	—	237	—	—	237
Restricted stock units expensed	—	775	—	—	775
Compensation options exercised	733	—	—	—	733
Other comprehensive loss	—	—	—	(84)	(84)
Net loss	—	—	(11,226)	—	(11,226)

Balances at March 31, 2012	$380,852	$25,682	$(274,967)	$91	$131,658

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Three Months Ended March 31,		Cumulative during
	2012	2011	exploration stage
Cash flows from operating activities:
Net loss for the period	$(11,226)	$(3,877)	$(35,880)
Adjustments to reconcile loss for the period to net cash used in operations:
Depreciation and amortization	126	79	1,466
Stock-based compensation	1,012	131	8,072
Gain on disposal of marketable securities	(144)	(366)	(7,946)
Loss on extinguishment of convertible notes	—	—	1,218
Accrued interest and accretion of interest	—	96	4,096
Gain on disposal of mineral property	(934)	—	(80,867)
Common stock issued for interest	—	—	1,841
Unrealized (gain)/loss on long-term investments	7,365	—	(29,982)
Write down of marketable securities	—	—	1,007
Deferred tax (benefit)/expense	(2,991)	—	32,531
Other non-cash items	—	—	1,304
Change in working capital account items:
Other current assets	(86)	(308)	(1,525)
Accrued interest payable	—	—	(8,090)
Accounts payable, accrued liabilities and other	(171)	(223)	744
Net cash used in operating activities	(7,049)	(4,468)	(112,011)

Cash flows from investing activities:
Purchases of marketable securities	(68)	(70)	(1,756)
Proceeds from sales of marketable securities	208	392	11,257
Acquisition of long-term investments	—	—	(3,632)
Additions to mineral property	—	(50)	(7,647)
Additions to plant and equipment	(342)	(29)	(20,785)
Change in Restricted Cash	(22)	—	(22)
Proceeds from additional option agreement	1,500	—	2,500
Proceeds from earn-in right agreement	2,000	—	2,000
Proceeds on disposal of mineral property	—	—	188
Proceeds on disposal of plant and equipment	—	—	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	—	—	(24,517)
Net cash provided by/(used in) investing activities	3,276	243	(42,362)

Cash flows from financing activities:
Net proceeds from equity financings	—	—	137,070
Repayment of convertible notes	—	(23,000)	(26,108)
Proceeds from exercise of warrants	733	—	40,062
Proceeds from exercise of stock options	—	73	3,974
Issuance of convertible notes	—	—	28,345
Cash paid in lieu of capital stock issuances	—	—	(107)
Transaction costs	—	—	(1,841)
Net cash provided by/(used in) financing activities	733	(22,927)	181,395

Increase/(decrease) in cash and cash equivalents	(3,040)	(27,152)	27,022
Decrease in cash and cash equivalents - discontinued operations	—	—	(12,863)
Net increase/(decrease) in cash and cash equivalents	(3,040)	(27,152)	14,159
Cash and cash equivalents, beginning of period	17,873	39,838	674
Cash and cash equivalents, end of period	$14,833	$12,686	$14,833

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

1. Nature of Operations

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” the “Corporation,” “we,” “our” or “us”) operate in the mining industry and are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production, as well as the realization of market value of our assets. As such, we are considered an Exploration Stage Enterprise. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling, and/or technical studies resulting in changes to the operating assumptions underlying previous engineering work.

We are continuing to move our more advanced projects through technical, engineering and feasibility studies so that production decisions can be made on those projects.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at yearend.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Significant accounting policies” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K for a discussion of our critical accounting policies and estimates.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all footnote disclosures required by U.S. GAAP.  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2011 and 2010, and for each of the three years ended December 31, 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly in all material respects the financial position as of March 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2012 and 2011, in conformity with U.S. GAAP.

2. Significant Accounting Policies and U.S. GAAP

Principles of Consolidation

The consolidated interim financial statements of Vista consolidate the accounts of entities in which we have a controlling financial interest.  All intercompany balances and transactions have been eliminated in the consolidated financial statements.  Our subsidiaries and percentage ownership in these entities are:

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

Ownership
Vista Gold U.S., Inc. and its subsidiary	100%
Vista California, LLC	100%
Granges Inc.	100%
Desarrollos Zapal Holding Corp. and its subsidiaries	100%
Desarrollos Zapal S.A. de C.V. (1% owned by Granges Inc.) and its subsidiaries (a)	99%
Servicios Administrativos MPA S.A. de C.V. (1% owned by Granges Inc.)	99%
Servicios Industriales MPA S.A. de C.V. (1% owned by Granges Inc.)	99%
Vista Gold (Barbados) Corp. and its wholly-owned subsidiary	100%
Salu Siwa Pty. Ltd and its subsidiary	100%
PT Masmindo Dwi (1% owned by Vista Gold (Barbados) Corp.)	99%
Vista Minerals (Barbados) Corp. and its wholly-owned subsidiary	100%
Vista Gold Australia Pty Ltd.	100%
Minera Gold Stake Holdings Corp. (name changed from Vitliq Holdings Corp. effective January 23, 2012)	100%
Minera Gold Stake S.A. de C.V. (name changed from Vitliq S.A. de C.V. effective January 23, 2012) (1% owned by Granges Inc.)	99%

(a)          On February 7, 2012, we entered into an earn-in right agreement (the “Earn-in Right Agreement”) with Invecture Group, S.A de C.V. (“Invecture”) whereby Invecture has the right, exercisable by February 7, 2012 (subject to extension) (the “Earn-in Right Period”), to earn a 60% interest (subject to adjustment, seen Note 15) in the Concordia gold project, which is owned through our wholly-owned, Mexican subsidiary, Desasarrollos Zapal, S.A. de C.V. (“DZ Mexico”).  During the Earn-in Right Period and subject to the terms of the Earn-in Right Agreement, Vista holds 40% of the DZ Mexico shareholder voting rights.  The remaining 60% of the DZ Mexico shareholder voting rights are held in a trust that is instructed by representatives of Vista and Invecture.  Upon Invecture’s exercise of the earn-in right, Vista will continue to hold a 40% interest (subject to adjustment, see Note 15) in DZ Mexico and the Concordia gold project.

Comparative Figures

Certain comparative figures as of and for the three months ended March 31, 2011 have been reclassified to conform with the financial statement presentation adopted for the current period.

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

Marketable Securities

We classify marketable securities as available-for-sale, as the Company has the ability and intent to hold these securities for the foreseeable future.  Accordingly, these securities are carried at fair value with unrealized gains and losses being reported in other comprehensive income until such time that the securities are disposed of or become impaired.  At that time, any gains or losses will then be realized and reported in our Consolidated Statement of Income/(Loss). We use the specific identification method for determining carrying value in computing realized gains and losses on sales of investment securities.  We evaluate investments in a loss position to determine if such a loss is other-than-temporary.  If so, such loss will be recognized and reported during that period.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

Mineral Properties

Mineral property acquisition costs, including directly related acquisition costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred.  When we determine that a mineral property can be economically developed in accordance with U.S. GAAP, the costs then incurred to develop such property are capitalized.  When proven and probable ore reserves associated with the projects can be determined, capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to loss in that period.

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

Proceeds received under option agreements and/or earn-in agreements are recorded as a cost recovery against the carrying value of the underlying project until the carrying value is reduced to zero.  Any proceeds received in excess of the carrying value of the project are recorded as a realized gain in the Consolidated Statement of Income/(Loss).

Plant and Equipment

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging primarily from three to ten years. Significant expenditures that increase the life of an asset, including interest on qualifying assets, are capitalized and depreciated over the remaining estimated useful life of the asset. Upon sale or retirement of assets, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in the Consolidated Statement of Income/(Loss).

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

The liability will be adjusted for changes in the expected amounts and timing of cash flows required to discharge the liability and accreted to the full value over time through periodic charges to the Consolidated Statement of Income/(Loss).

Warrants

Warrants and compensation options issued are recorded at fair value.

Stock-Based Compensation

We record compensation expense on the granting of all stock-based compensation awards, including stock options grants, restricted stock units grants and restricted stock awards grants, calculated using the fair-value method. We use the Hull-White Trinomial method of determining the fair value of the stock option on the date of the grant. When an option is granted, the fair value of the immediately vested portion is expensed and included in stock-based compensation within shareholders’ equity. As to the options vesting, the fair value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. When an option is exercised, the grant-date fair value of the options is transferred to common stock. When options are cancelled, the vested fair-value balance of the stock options is transferred to additional paid-in capital. When stock options are forfeited prior to becoming fully vested, any expense previously recorded is reversed through income. When options expire, the related fair value is transferred to additional paid-in capital.

The fair value of restricted stock units and restricted stock awards on the date of grant is amortized using the straight-line method over the vesting period and expensed on a monthly basis.  Certain restricted stock units vest upon the achievement of specified performance and market criterion, but not to be less than one year.  On a quarterly basis, management, using the best information available through that time, assesses the probability of achieving those performance and market milestones in determining the appropriate vesting period for the purpose of recording the expense associated with those restricted stock units.  On the date of vesting, the grant-date fair value of the restricted stock units or restricted stock awards is transferred to common stock.  When restricted stock units or restricted stock awards are

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

forfeited prior to vesting, any expense previously recorded is reversed through income.

Foreign Currency Exchange Gains or Losses

Our functional currency is the U.S. dollar.  All of our foreign subsidiaries are direct and integral components of Vista and are dependent upon the economic environment of our functional currency.  Therefore, the functional currency of our foreign entities is considered to be the U.S. dollar and accordingly, translation gains and losses are reported in the Consolidated Statement of Income/(Loss) for that period.  Assets and liabilities of these foreign operations are translated using period-end exchange rates and revenues and expenses are translated using average exchange rates during each period.

Income Taxes

We provide for income taxes using the liability method of tax allocation.  Under this method, deferred income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities using enacted income tax rates in effect for the year in which the differences are expected to reverse.

Deferred tax is recognized as income or an expense and included in the profit or loss for the period, except when it arises from a transaction that is recognized directly in equity, in which case the deferred tax is also recognized directly in equity, or when it arises from a business combination in which case the deferred tax is included in the resulting goodwill.

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

Recent Accounting Pronouncements

Fair Value Accounting

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards.  The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  The guidance became effective for us in 2012 and is being applied prospectively.  The adoption of this standard did not have a material impact on our consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present the components of other comprehensive income as part of the statement has been eliminated.  This guidance became effective in the first quarter of 2012.  Our presentation of comprehensive income already complies with this new guidance.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

3. Amayapampa Interest

On April 7, 2008, we entered into an agreement to dispose of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay to us a total amount of $3,000 in three payments of $1,000. The first of these payments will be due and payable upon the start of commercial production (as defined in the purchase and sale agreement) at the Amayapampa gold project followed by $1,000 payments on each of the first and second anniversaries of the start of commercial production.  In addition, Republic agreed to pay to us a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. When the price of gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable; when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable; and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces, and no NSR payments are due to us if the gold price is below $500 per ounce.  To date, no amount has been paid or payable to the Company under this agreement.

The Amayapampa interest is considered a financial instrument and as such has been accounted for at its fair value of $4,813 based on probability-weighted cash flow scenarios and assumptions, including future gold prices, estimated gold production and the timing of commencement of commercial production.  See Note 14 below for further discussion.

On February 3, 2012, Republic announced that it has suspended operation in Bolivia at the Amayapampa gold project pending regulatory and policy certainty specifically related to the nationalization of mining assets and the implications of the Bolivian Draft Mining Code.  Republic stated that it will assess its options in Bolivia, which may include the sale of its assets.  As of March 31, 2012, we evaluated the carrying amount of the Amayapampa interest based upon the probability-weighted cash flows taking into account a higher probability that the project may never go into production or that commercial production may be delayed due to the political risks described above.  Our evaluation also considered recent trends in future gold prices and updated gold production estimates published by an independent third party consulting firm in January 2011.  Based upon the upward trend in long-term gold prices and higher estimated gold production specified in third party technical reports, we concluded that there was no change in fair value as of March 31, 2012.

4. Marketable Securities

	At March 31, 2012			At December 31, 2011
	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value

Esperanza Resources Corp.	$10	$19	$29	$10	$99	$109
Black Isle Resources	36	(1)	35	36	—	36
Nevgold Resources Corp.	—	—	—	87	55	142
Sprott Resources Corp.	139	83	222	139	75	214
Canadian Phoenix	81	14	95	81	14	95
Other	549	(24)	525	458	(68)	390
	$815	$91	$906	$811	$175	$986

During the year ended December 31, 2011, we determined that certain of our securities had an other-than-temporary decline in value.  The write down of $158 has been included in our Consolidated Statements of Income/(Loss) for the year ended December 31, 2011.  There were no such write downs during the three months ended March 31, 2012.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

5. Mineral Properties

	2011	2012
	December 31,	Acquisition costs	Option payments	Capitalized interest	Cost recovery	Disposals	Year to date activity	March 31,

Long Valley, United States	$750	$—	$—	$—	$—	$—	$—	$750
Concordia, Mexico (a)	10,303	—	—	—	(2,000)	—	(2,000)	8,303
Guadalupe de los Reyes, Mexico	2,752	—	—	—	—	—	—	2,752
Awak Mas, Indonesia (b)	566	—	—	—	(566)	—	(566)	—
Mt. Todd, Australia	2,146	—	—	—	—	—	—	2,146
	$16,517	$—	$—	$—	$(2,566)	$—	$(2,566)	$13,951

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

We have determined that no impairment provision is currently required.  A write down in the carrying values of one or more of our mineral properties may be required in the future as a result of events and circumstances, such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluation and changes in economic conditions, including the price of gold and other commodities or input prices.  We regularly evaluate the carrying value of our mineral properties to determine if impairment is required in view of such factors.

(a)                                  Concordia

We acquired 100% of the Concordia gold project in Mexico from Viceroy Resource Corporation in August 2002. The total acquisition cost of this project included cash payments of $786 for acquisition and related costs, the issuance of 303,030 equity units with a fair value of $1,212 and a cash payment of $320 in August 2003. In September 2011, the Company acquired some additional land from a third party for $1,300, including legal fees, as part of Vista’s efforts to advance the Concordia gold project.  Vista paid $665 in cash, while the remaining $635 is due upon the achievement of certain milestones and is included in other long-term liabilities in our Consolidated Balance Sheet.

On February 7, 2012, we announced that the Corporation had entered into an Earn-in Right Agreement with Invecture with respect to Vista’s Concordia gold project in Baja California Sur, Mexico.  Vista holds the Concordia gold project through DZ Mexico.  Under the terms of the Earn-in Right Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest (subject to adjustment, see Note 15) in DZ Mexico (the “Earn-in Right”).  The Earn-in Right will expire if not exercised by February 7, 2014, subject to extension in certain circumstances.  The Earn-in Right Agreement provides that during the Earn-in Period, Invecture will, at its sole expense, manage and operate the Concordia gold project and will undertake all commercially reasonable efforts to obtain the Change of Forest Land Use Permit (“CUSF”) and the Authorization of Environmental Impact which are required to develop the project.

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

During the Earn-in Period and subject to the terms of the Earn-in Right Agreement, Vista holds 40% of the DZ Mexico shareholder voting rights.  The remaining 60% of the DZ Mexico shareholder voting rights are held in a trust that will be instructed by representatives of Vista and Invecture.  Upon Invecture’s exercise of the Earn-in Right, Vista will continue to hold a 40% interest (subject to adjustment, see Note 15) in DZ Mexico and the Concordia gold project.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

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

(b)                                 Awak Mas

In April 2005, we completed our acquisition of the Awak Mas gold project in Sulawesi, Indonesia, pursuant to the exercise of our option to purchase the deposit for a purchase price of $1,500.

In December 2009, Pan Asia Resources Corp. (“Pan Asia”) and our subsidiary Vista Gold (Barbados) Corp. (“Vista Barbados”) executed a joint venture agreement (“JV Agreement”) allowing Pan Asia to earn a 60% interest in the project by: (a) expending $3,000 on the project within a specified period of time; (b) completing an environmental impact assessment and feasibility study (in compliance with Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”)); and (c) issuing to Vista 2,000,000 shares in the capital of Pan Asia and granting to Vista the right to purchase up to an additional 2,000,000 shares of Pan Asia in the event Pan Asia completes an initial public offering of its shares. The 2,000,000 shares of Pan Asia received under the JV agreement were subsequently exchanged for substantially equivalent shares of One Asia Resources Ltd.

In June 2011, Vista Barbados entered into an additional option agreement (the “Additional Option Agreement”) with Pan Asia.  The Additional Option Agreement provides Pan Asia with the opportunity to earn an additional 20% interest in our Awak Mas gold project in Indonesia after it has earned a 60% interest in the project pursuant to the JV Agreement.  Pan Asia can acquire the additional 20% interest by (a) making cash payments totaling $2,500 over a nine-month period; (b) issuing shares with a value equal to $2,000 or making a cash payment of $2,000 within 12 months, depending on whether Pan Asia completes an initial public offering; and (c) carrying out a 5,000 meter drilling program in an area outside of the current project resource area within 18 months.  In September 2011, the Additional Option Agreement and JV Agreement were assigned from Pan Asia to Awak Mas Holdings Pty. Ltd. (an affiliate of Pan Asia). Through March 31, 2012, Vista received $2,500 ($1,500 during the three months ended March 31, 2012) under the Additional Option Agreement and has recorded these proceeds as a cost recovery against the carrying value of the Awak Mas gold project, reducing the carrying value to zero with the excess recorded as a gain of $934 in our Consolidated Statement of Income/(Loss).

If Awak Mas Holdings Pty. Ltd. completes the undertakings required in the JV Agreement and the Additional Option Agreement, it will hold an 80% indirect interest in the Awak Mas gold project.

As of March 31, 2012 and March 31, 2011, we recorded restricted cash of $156 and $134, respectively, related to cash at the Awak Mas project contributed by Pan Asia but not yet spent for the furtherance of the project.

6. Plant and Equipment

	March 31, 2012			December 31, 2011
	Cost	Accumulated depreciation and write downs	Net	Cost	Accumulated depreciation and write downs	Net

Concordia, Mexico	$18,238	$96	$18,142	$18,238	$92	$18,146
Awak Mas, Indonesia	233	171	62	233	171	62
Mt. Todd, Australia	1,990	779	1,211	1,660	689	971
Guadalupe de los Reyes, Mexico	10	2	8	—	—	—
Corporate, United States	432	407	25	430	377	53
	$20,903	$1,455	$19,448	$20,561	$1,329	$19,232

As part of the Earn-in Right Agreement, Vista has granted Invecture the option to cause DZ Mexico to acquire the mill equipment for $16,000 plus storage, insurance and transportation costs and any applicable taxes.  This option is exercisable by Invecture until February 7, 2013.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

7. Long-Term Investments

Midas Gold Corp. Combination

In April 2011, Vista completed a combination (the “Combination”) with Midas Gold, Inc.  As part of the Combination, each party contributed their respective interests in gold assets in the Yellow Pine-Stibnite District in Idaho to a new Canadian private company named Midas Gold Corp. (“Midas Gold”). In exchange for the contribution of its equity interests in Idaho Gold Holding Company, Vista Gold U.S., Inc. (“Vista US”) was issued 30,402,615 common shares in the capital of Midas Gold (“Midas Gold Shares”).  Concurrently with the Combination, Midas Gold completed a private placement of 6,129,800 Midas Gold Shares at a purchase price of C$2.50 ($2.59 based on the exchange rate on April 6, 2011) per share to raise gross proceeds of C$15,325 ($15,876 based on the exchange rate on April 6, 2011) (the “Private Placement”).  We purchased 1,400,000 Midas Gold Shares through the Private Placement for an aggregate purchase price of C$3,500 ($3,632 based on the exchange rate on April 6, 2011). Following completion of the Combination and the Private Placement, Vista and Vista US together held 31,802,615 Midas Gold Shares representing as at April 6, 2011 approximately 37.4% (basic) and 34.2% (fully diluted basis) of the issued and outstanding Midas Gold Shares.

On July 14, 2011, Midas Gold successfully completed an initial public offering (“IPO”), issuing 13,930,855 Midas Gold Shares.  Midas Gold Shares began trading on the Toronto Stock Exchange (“TSX”) under the symbol “MAX.”  As of December 31, 2011, Midas had 105,281,936 common shares outstanding of which Vista owns 31,802,615 common shares or 30.2% of the issued and outstanding Midas Gold Shares.

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

The Combination with Midas Gold was a tax-free reorganization for U.S. tax purposes.  However, upon completion of the Combination, Vista US received Midas Gold Shares with a fair value that was determined to be $78,872.  The corresponding estimated deferred tax expense of $29,675 at the time of the Combination exceeded the valuation allowance of $6,086 for Vista US.  Therefore, the valuation allowance against Vista US’s deferred tax asset was released upon receipt of the Midas Gold Shares.  At March 31, 2012, the deferred tax liability of $32,531 contemplates the deferred tax benefit for our unrealized loss on the Midas Gold Shares.  During the three months ended March 31, 2012, we recorded an unrealized loss on the Midas Gold Shares of $7,365 with a corresponding tax benefit of $2,737.  The tax calculation is based on an effective rate of 38.87% (US Federal — 35% and state — 3.87%).  As of March 31, 2012, the fair value of the Midas Gold Shares was $112,486.

Because management intends on holding this investment for the long term, we have classified our investment in the Midas Gold Shares as a long-term investment.

Summarized financial information for Midas as of December 31, 2011 and for the twelve months then ended, which represents Midas Gold’s latest available financial data as of the filing date of this quarterly report, prepared in accordance with International Financial Reporting Standards for interim financial statements is as follows.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

December 31, 2011
Assets
Current assets
Cash and cash equivalents	$36,954
Trade and other receivables	277
Prepaid and other assets	111
Total current assets	37,342
Non-current assets
Buildings and equipment	2,700
Exploration and evaluation assets	116,407
Other non-current assets	18
Total non-current assets	119,125
Total assets	$156,467

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$3,461
Current portion of notes payable	181
Accrued interest	13
Total current liabilities	3,655
Long-term portion of notes payable	562
Shareholders’ equity
Share capital	155,548
Equity reserve	10,990
Deficit	(14,288)
Total shareholders’ equity	152,250
Total liabilities and shareholders’ equity	$156,467

	Three Months Ended
	December 31,	September 30,	June 30,	March 30,
	2011	2011	2011	2011

Operating income/(expense)	$(3,950)	$(2,988)	$(3,349)	$(981)
Other income/(expense)	1,645	(3,768)	(52)	5
Net loss	$(2,305)	$(6,756)	$(3,401)	$(976)

Net loss per share, basic and diluted	$(0.02)	$(0.07)	$(0.04)	$(0.02)

Weighted average number of shares outstanding, basic and diluted	105,248,000	102,557,000	86,903,000	43,848,000

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

8. Capital Stock

Common shares issued and outstanding

	Number of shares issued	Common stock
As of December 31, 2011	71,503,883	$380,119
Exercises of compensation options	225,000	733
As of March 31, 2012	71,728,883	$380,852

Public Offering, April 2011

On April 20, 2011, GMP Securities L.P. and Wellington West Capital Markets Inc. (collectively, the “Underwriters”) purchased 9,000,000 of our common shares at a price of C$3.30 ($3.43 based on the exchange rate on April 20, 2011) per common share (the “Issue Price”) for aggregate gross proceeds of C$29,700 ($30,870 based on the exchange rate on April 20, 2011) (the “Offering”).  Net cash proceeds after legal and regulatory fees were $28,984.  Also, in connection with the Offering, we issued 450,000 compensation options to the Underwriters with a fair value of $588 (see Note 9).  The common shares were sold by way of a prospectus supplement to our existing base shelf prospectus dated April 27, 2009 and filed with the securities commissions in all of the provinces and territories of Canada (other than the Province of Québec) and in the United States by way of a prospectus supplement to our shelf prospectus included in our shelf registration statement filed with the Securities and Exchange Commission (“SEC”) on April 28, 2009.  On May 20, 2011, an over-allotment option expired unexercised.  On March 13, 2012, Wellington exercised 225,000 of the aforementioned compensation options and received 225,000 shares of Vista Gold Corp. at a price of $733.

9. Additional Paid-in Capital

	March 31,	December 31,
	2012	2011
Balance, beginning of year	$24,670	$22,981
Equity financing, net of transaction costs	—	588
Stock options exercised	—	(430)
Stock options expensed	237	1,496
Restricted stock units exercised	—	(392)
Restricted stock units expensed	775	524
Warrants exercised	—	(97)
Balance, end of period	$25,682	$24,670

Warrants

Warrant activity is summarized in the following table:

	Warrants granted	Valuation	Warrants exercised	Warrants expired	Warrants outstanding	Weighted average exercise price per share	Weighted average remaining life (yrs.)	Intrinsic value

Outstanding and exercisable as of December 31, 2011	28,347,397	$10,288	(11,772,083)	(725,077)	15,850,238	$3.45	3.7	$485

Outstanding and exercisable as of March 31, 2012	28,347,397	$10,288	(11,772,083)	(725,077)	15,850,238	$3.45	3.4	$530

The 15,850,238 outstanding warrants expire in the following time frames; 15,219,802 expire in October 2015 and the remaining 630,436 warrants expire in October 2012.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

Compensation Options

	Compensation options	Valuation	Compensation options outstanding	Expiry date	Weighted average remaining life (yrs.)

As of December 31, 2011	450,000	$588	450,000
Exercise	(225,000)	(294)	(225,000)
As of March 31, 2012	225,000	$294	225,000	Apr-13	1.1

In connection with the Offering, Vista granted 450,000 compensation options to the Underwriters as compensation.  Each compensation option is exercisable until April 20, 2013 to purchase one common share at the issue price of C$3.30.  Our closing price was $3.14 at March 31, 2012.

Stock-Based Compensation

A summary of the fair value of all awards issued under Vista’s stock compensation plans included within Shareholders’ Equity is as follows:

	March 31, 2012	December 31, 2011

Balance, beginning of period	$5,065	$4,695
Stock options	237	238
Restricted stock units	775	132
Balance, end of period	$6,077	$5,065

Stock Option Plan

Under our Stock Option Plan (the “Plan”), we may grant options to our directors, officers, employees and consultants.  The maximum number of our common shares that may be reserved for issuance under the Plan, together with those reserved for issuance under the LTIP (as discussed below), is a variable number equal to 10% (7,172,888 at March 31, 2012) of the issued and outstanding common shares on a non-diluted basis (71,728,883 shares at March 31, 2012).  Under the Plan, the exercise price of each option shall not be less than the market price of our common shares on the date preceding the date of grant, and each option’s maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between Vista and the optionee.  Options under the Plan are granted from time to time at the discretion of the Board of Directors (“Board of Directors” or “Board”), with vesting periods and other terms as determined by the Board.

A summary of option activity under the Plan as of March 31, 2012 and changes during the quarter then ended is set forth in the following table:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding - December 31, 2011	3,195,000	$3.27	2.73	$1,039
Outstanding - March 31, 2012	3,195,000	3.27	2.48	1,148

Exercisable - March 31, 2012	2,597,500	$3.32	2.07	$1,036

The total number of options outstanding at March 31, 2012 is 3,195,000 with exercise prices ranging from approximately $1.77 to $7.45 and remaining lives of 0.58 to 4.88 years. The total number of options outstanding represents 4.45% of issued capital.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

Compensation expense with a fair value of $237 and $28 was recognized during the three months ended March 31, 2012 and 2011, respectively.

No options were granted for either of the three months ended March 31, 2012 or 2011.

During the three months ended March 31, 2012, no options were exercised.  However, during the three months ended March 31, 2011, 64,742 options were exercised for an aggregate intrinsic value of $534.

A summary of the status of our unvested stock options as of March 31, 2012 and changes during the period then ended is set forth below:

	Number of shares	Weighted average grant-date fair value per share
Unvested - December 31, 2011 and March 31, 2012	597,500	$1.60

As of March 31, 2012, there was $1,572 of unrecognized compensation expense related to the unvested portion of options outstanding. This expense is expected to be recognized over a weighted average period of 0.37 years.

Long-Term Equity Incentive Plan

In May 2010, our shareholders approved the Long-Term Equity Incentive Plan (the “LTIP”), effective March 8, 2010 (the “Effective Date”).  Under the LTIP, we may grant Restricted Stock Units (“RSU awards”) or Restricted Stock Awards (“RSA awards”) to the directors, officers, employees and consultants of Vista.  The maximum number of our common shares that may be reserved for issuance under the LTIP, together with those reserved for issuance under the Plan (as discussed above), is a variable number equal to 10% (7,172,888 at March 31, 2012) of the issued and outstanding common shares on a non-diluted basis (71,728,883 shares at March 31, 2012).  The total number of common shares issuable to our insiders at any time and issued to our insiders within any one-year period under the LTIP, together with any stock options issued under the Plan, shall not exceed 10% of our issued and outstanding common shares on a non-diluted basis.  The total number of common shares issuable to a director under the LTIP shall not exceed the lesser of: (i) 1% of our issued and outstanding common shares; and (ii) an annual award value of $100 per director.

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

The following table summarizes the RSU activity under the LTIP as of March 31, 2012 and changes during the period then ended is set forth in the following table:

	Number of units	Weighted average grant- date fair value
Unvested - December 31, 2011	960,000	$3.84
Granted	350,000	3.07
Unvested - March 31, 2012	1,310,000	$3.63

On November 16, 2011, we granted 960,000 RSU awards to employees, directors and consultants of Vista.  The market price on the date of grant was $3.84.  660,000 of the RSU awards granted vest as follows: a) 50% vest after three years; b) 25% vest at the time that a definitive investment decision or significant transaction, as confirmed by the Board, is made for Mt. Todd; c) 12.5% vest upon the

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

completion of a positive preliminary feasibility study for the Guadalupe de los Reyes gold/silver project as set out in a technical report that has been filed on SEDAR at www.sedar.com by the Corporation; and d) 12.5% vest upon the addition of 1.5 million ounces of estimated measured and indicated mineral resources to Vista’s resource holdings, which estimated resources are set out in a technical report that has been filed on SEDAR at www.sedar.com by the Corporation.  The vesting period for all RSUs shall be at least one year.  The remaining 300,000 RSU awards granted vest when the average adjusted value of the common shares (or common shares plus dividends or distribution value) measured over any consecutive 30-day period is two times the closing trading price of the common shares as listed on the NYSE Amex Exchange on November 2, 2011 of $3.78, provided that this period is at least one year after the grant date of the RSUs. The adjusted value is the closing trading price of the common shares as listed on the NYSE Amex Exchange (on any given day) divided by one (1) plus the percentage change (increase/decrease) from date the RSUs were granted to the current date of the average of the AMEX Gold Basket of Unhedged Gold Stocks Index (“HUI”) and the Philadelphia Gold and Silver Sector Index (“XAU”).  In the event the share price vesting provision is met prior to the end of one year, the RSUs will vest at the end of one year regardless of the share price at that time.  Upon vesting, a holder of an RSU award will receive one common share, for no additional consideration, for each RSU award held.  If the vesting conditions are not met within 36 months of the date of grant, the RSUs are cancelled and of no further force and effect.

On January 1, 2012, the Board of Directors of Vista were granted a sum of 350,000 RSU awards.  300,000 of the January 1, 2012 grants vest under the same conditions as the 300,000 RSU awards granted on November 16, 2011 and 50,000 vest one year from the date of grant.

Compensation expense with a fair value of $775 was recognized during the period ended March 31, 2012 for RSUs previously granted and vesting over time.

As of March 31, 2012, there was $3,965 of unrecognized compensation expense related to the unvested RSU awards outstanding.  The expense for unvested RSU awards is expected to be recognized over a weighted average period of 1.81 years.

10. Accumulated Other Comprehensive Income

A reconciliation of the amounts contained in accumulated other comprehensive income is as follows:

	Accumulated other comprehensive income	Accumulated other comprehensive income, net of tax
As of December 31, 2011	$175	$155
Decreases to fair market value during period	60	51
Decreases due to realization of a gain	(144)	(122)
As of March 31, 2012	$91	$84

11. Geographic and Segment Information

We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production, as well as the realization of the market value of our assets.  These activities are focused principally in Australia, North America and Indonesia. We reported no revenues in the three months ended March 31, 2012 and 2011.  Geographic location of mineral properties and plant and equipment is provided in Notes 5 and 6, respectively.  The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.

12. Related Party Transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  A founder and partner of Sierra is also one of our directors. Under the terms of the agreement, Sierra provided us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis.  Sierra assists us with our efforts to maintain an investor relations program and provides support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10 for the duration of the agreement.  As part of the original terms of the agreement, we issued 60,000 stock options to Sierra with a recorded expense of $54 as of December 31, 2010.  On December 15, 2010, we issued an additional 30,000 stock options to Sierra with a recorded expense of $40 as of December 31, 2011.  As of March 31, 2012, we had made payments to Sierra under the agreement totaling $360, of which $30 had been paid during the three months ended March 31, 2012.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

13. Commitments and Contingencies

Refer to Note 5 for commitments in connection with acquisitions of mineral properties and Note 6 for commitments in connection with acquisitions of plant and equipment.

14. Fair Value of Financial Instruments

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

Our financial instruments include cash and cash equivalents, marketable securities, Amayapampa interest, long-term investments, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximated fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market, with unrealized gains and losses being reported in other comprehensive income until such time that the securities are disposed of or become impaired.  As such, these financial instruments are included in Level 1 in our fair-value hierarchy.  The value of our long-term investment in the Midas Gold Shares is based upon its quoted market price in an active market of $3.54 as of March 31, 2012.  Based on these factors, this financial instrument is included in Level 1 in our fair-value hierarchy.  The value of the Amayapampa interest was estimated at $4,813 based on probability-weighted cash flow scenarios and assumptions, including future gold prices (weighted average gold price per ounce of $1,150), estimated gold production (ranging from 350,000 to 650,000 ounces) and the timing of commencement of commercial production (periods ranging from 2 to 7 years or never), which are management’s best estimates based on current available information.  Significant increases (decreases) in any of the unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement of the Amayapampa Interest. Generally, a change in the assumption used for the probability that the project may not go ahead is accompanied by a directionally opposite change in the assumption used for the gold prices and production specified in the technical reports. As such, this financial instrument is included in Level 3 in our fair-value hierarchy.

15. Subsequent Events

•                  Under the provisions of the Earn-in Right Agreement, the Company agreed to perform certain activities, referred to as adjustment triggering events, by specified dates ending on April 30, 2012.  Because the adjustment triggering events remain outstanding, Invecture’s Earn-in Right has been increased to 62.5% effective May 1, 2012.  Accordingly, the Company’s interest has been decreased to 37.5% effective May 1, 2012.

•                  On April 19, 2012, the Company announced that it filed a final short form base shelf prospectus with the securities commissions in each province and territory of Canada (other than Quebec) and that its shelf registration statement on Form S-3 filed with the SEC was brought effective (collectively, the “Offering Documents”).  The Offering Documents allow Vista to make offerings of common shares, warrants, subscription receipts or units for aggregate proceeds of up to US$200,000 during the next three years to potential purchasers in the United States and, upon issuance of a receipt by the applicable Canadian securities regulators, during the next 25 months to potential purchasers in each province and territory of Canada (other than Quebec).

•                  During April 2012, the Company received proceeds of $1,100 due to the exercise of 478,261 warrants at an exercise price of $2.30 per common share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. (“Vista”, the “Company”, the “Corporation”, “we,” or “our”) for the three-month period ended March 31, 2012 has been prepared based on information available to us as of May 8, 2012.  This MD&A should be read in conjunction with our annual consolidated financial statements for the three years ended December 31, 2011 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).  This MD&A contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.  See “Note Regarding Forward-Looking Statements” below.

All dollar amounts stated herein are in thousands of U.S. dollars, except per share amounts and per ounce amounts.

Results from Operations

Our consolidated net loss for the three months ended March 31, 2012 was $11,226 or $0.16 per basic share compared to our consolidated net loss of $3,877 or $0.06 per basic share for the same period in 2011.  For the three months ended March 31, 2012, the increase in consolidated net loss of $7,349 from the respective prior period was primarily the result of the unrealized loss on the long-term investment of $7,365, increases in exploration, property evaluation and holding costs of $2,758; and corporate administration and investor relations costs of $976, which were offset by the gain on disposal of a mineral property of $934 and a deferred tax benefit of $2,991.  The increase in the unrealized loss on our shares in the capital of Midas Gold Corp. (“Midas Gold Shares”) was the result of a change in the quoted market price of its shares since the completion of the combination transaction on April 6, 2011. The gain on disposal in excess of the carrying value of mineral property of $934 resulted from the additional option agreement payments received from One Asia.  The increases in exploration, property evaluation and holding costs; corporate administration and investor relations costs; and deferred tax benefit are explained below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $5,707 during the three-month period ended March 31, 2012, compared with $2,949 for the same period in 2011.  The increase of $2,758 from the respective prior period was primarily due to an increase in expenses at our Mt. Todd gold project associated with the feasibility study that we are currently undertaking as well as an increase in expenses associated with permitting activities as we move the project towards a development decision.

Corporate administration and investor relations

Corporate administration and investor relations costs were $2,074 during the three-month period ended March 31, 2012, compared with $1,098 for the same period in 2011.  The increase of $976 from the respective prior period was primarily due to increases in i) legal and professional fees associated with our Canadian and United States base shelf prospectuses and the earn-in right agreement with Invecture and ii) an increase in stock-based compensation expense due to the grant of 350,000 restricted stock units. These increases were partially offset by a decrease in miscellaneous expenses.

Depreciation and amortization

Depreciation and amortization expense was $126 for the three-month period ended March 31, 2012, compared with $79 for the same period in 2011. The increase of $47 was primarily attributable to increased capital expenditures at the Mt. Todd gold project.

Interest expense

Interest expense was $nil and $120 for the three-month periods ended March 31, 2012 and 2011, respectively.  The decrease of $120 from the respective prior period was attributable to the repayment of the senior secured convertible notes that matured March 4, 2011.

Gain on disposal of mineral property

In December 2009, Pan Asia Resources Corp. (“Pan Asia”) and our subsidiary Vista Gold (Barbados) Corp. (“Vista Barbados”) executed a joint venture agreement (“JV Agreement”) allowing Pan Asia to earn a 60% interest in the project by: (a) expending $3,000 on the project within a specified period of time; (b) completing an environmental impact assessment and feasibility study (in compliance with NI 43-101); and (c) issuing to Vista 2,000,000 shares in the capital of Pan Asia and granting Vista the right to purchase up to an additional 2,000,000 shares of Pan Asia in the event Pan Asia completes an initial public offering of its shares. The 2,000,000 shares of Pan Asia received under the JV agreement were subsequently exchanged for substantially equivalent shares of One Asia Resources Ltd.

In June 2011, Vista Barbados entered into an additional option agreement (the “Additional Option Agreement”) with Pan Asia.  The Additional Option Agreement provides Pan Asia with the opportunity to earn an additional 20% interest in our Awak Mas gold project in Indonesia after it has earned a 60% interest in the project pursuant to the JV Agreement.  Pan Asia can acquire the additional 20% interest by (a) making cash payments totaling $2,500 over a nine-month period; (b) issuing shares with a value equal to $2,000 or making a cash payment of $2,000 within 12 months, depending on whether Pan Asia completes an initial public offering; and (c) carrying out a 5,000 meter drilling program in an area outside of the current project resource area within 18 months.  In September 2011, the Additional Option Agreement and JV Agreement were assigned from Pan Asia to Awak Mas Holdings Pty. Ltd. (an affiliate of Pan Asia). Through March 31, 2012, we received $2,500 under the Additional Option Agreement and recorded these proceeds as a cost recovery against the carrying value of the Awak Mas gold project until the carrying value was reduced to zero.  The proceeds received in excess of the carrying value of the project were recorded as a realized gain of $934.

Non-operating income and expenses

Gain on disposal of marketable securities

For the three-month period ended March 31, 2012, we realized a gain of $144 on the disposal of marketable securities, compared with a gain of $366 for the same period in 2011.  The gain for the three-month period in 2012 resulted from the sale of securities that had a cost basis of $64, and the gain for the same period in 2011 resulted from the sale of securities that had a cost basis of $26.

At March 31, 2012, we held marketable securities available-for-sale with a quoted market value of $906.  We purchased the securities for investing purposes with the intent to hold the securities until such time as it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities regularly in order to mitigate the risk of loss on the investment.

Unrealized loss on long-term Investment

Unrealized loss on long-term investment was $7,365 for the three months ended March 31, 2012, as compared with $nil for the same period in 2011.  Upon initial recognition of our investment in the Midas Gold Shares on April 6, 2011, we elected to apply the fair value option, and as such, the investment is recorded at fair value in the Consolidated Balance Sheet with subsequent changes in fair value being recorded in the Consolidated Statement of Income/(Loss) in the period in which they occur.

Deferred income tax expense

As of March 31, 2012, our non-US deferred tax assets were fully reserved with a related valuation allowance.

Accordingly, foreign jurisdictions have not recorded any total tax expense or benefit for the current period.  On April 6, 2011, we completed a combination transaction (the “Combination”), with Midas Gold Corp. that was a tax-free reorganization for U.S. tax purposes.  Upon completion of the Combination, Vista Gold US Inc. (“Vista US”) received Midas Gold Shares with a fair value that was determined to be $78,872.  The corresponding estimated deferred tax liability of $29,675 at the time of the Combination exceeded the valuation allowance of $6,086 for Vista US.  Therefore, the valuation allowance against Vista US’s deferred tax asset was released upon receipt of the Midas Gold Shares.  At March 31, 2012, the Company has a net deferred tax liability of $32,531, which reflects current period deferred tax benefit of $2,991.  This benefit is primarily comprised on a deferred tax benefit for our unrealized loss on the Midas Gold Shares.  During the three months ended March 31, 2012, Vista US recorded an unrealized loss on the Midas Gold Shares of $7,041 with a corresponding tax benefit of $2,737.  The tax calculation is based on an effective rate of 38.87% (US Federal — 35% and state — 3.87%).

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $7,049 for the three-month period ended March 31, 2012, as compared to $4,468 for the same period in 2011.  The increase of $2,581 was primarily the result of increases in expenses at our Mt. Todd project associated with the feasibility study and other permitting activities, legal fees and professional fees associated with our Canadian and United States prospectuses and the Earn-in Right Agreement with Invecture, the unrealized loss on long-term investments of $7,365 and the increase in stock-based compensation of $881, which were offset by increases in the deferred tax benefit of $2,991 and the gain on the disposal of mineral property of $934.

Investing activities

Net cash provided by investing activities was $3,276 for the three-month period ended March 31, 2012, as compared to $243 for the same period in 2011.  The increase in cash provided by investing activities of $3,033 was primarily due to receipt of $3,500 in accordance with the Additional Option Agreement and earn-in right agreement (discussed below), which has been partially offset by an increase in additions to plant and equipment of $313.

Financing activities

Net cash provided by financing activities was $733 for the three months ended March 31, 2012.  We received cash of $733 from the exercise of compensation options during the three months ended March 31, 2012.

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

Liquidity and Capital Resources

At March 31, 2012, our total assets were $167,876, compared to $180,603 as of December 31, 2011, representing a decrease of $12,727.  The decrease in total assets was primarily due to a decrease in long-term investment of $7,365 and a net decrease in our cash and cash equivalents of $3,040.  At March 31, 2012, we had working capital of $14,106 as compared with working capital of $16,947 at December 31, 2011, representing a decrease of $2,841.  Our working capital was impacted primarily by the cash inflows of $4,233 (discussed above) offset by cash outflows expended on normal operating activity of $7,049.

The principal components of working capital of $14,106 at March 31, 2012 were cash and cash equivalents of $14,833 and marketable securities of $906.  The principal components of working capital at December 31, 2011 were cash and cash equivalents of $17,873 and marketable securities of $986.  Other components include other liquid assets (March 31, 2012 - $1,263; December 31, 2011 - $1,177).

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

On February 7, 2012, we announced that we had entered into an earn-in right agreement with Invecture with respect to our Concordia project.  Under the terms of the earn-in right agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest in DZ Mexico (subject to adjustment). See “Project Updates” below for a complete discussion of this transaction.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Contractual Obligations

At March 31, 2012, our contractual obligations consist of our operating lease obligation of $93 associated with our Colorado office, which is due in less than one year, and our $635 obligation for the balance due on our acquisition of some land for our Concordia gold project, which is due upon the achievement of certain milestones and recorded in other long-term liabilities in our Consolidated Balance Sheet.

Transactions with Related Parties

Agreement with Sierra Partners LLC

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  A founder and partner of Sierra is also one of our directors. Under the terms of the agreement, Sierra provided us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis.  Sierra assists us with our efforts to maintain an investor relations program and provides support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10 for the duration of the agreement.  As part of the original terms of the agreement, we issued 60,000 stock options to Sierra with a recorded expense of $54 as of December 31, 2010.  On December 15, 2010, we issued an additional 30,000 stock options to Sierra with a recorded expense of $40 as of December 31, 2011.  As of March 31, 2012, we had made payments to Sierra under the agreement totaling $360, of which $30 had been paid during the three months ended March 31, 2012.

Project Updates

Concordia Gold Project

On February 7, 2012, we announced that we have entered into an Earn-in Right Agreement (the “Earn-in Right Agreement”) with Mexico-based Invecture Group, S.A. de C.V. (“Invecture”) with respect to our Concordia gold project.

We hold the Concordia gold project through our wholly-owned, Mexican subsidiary, Desarrollos Zapal, S.A. de C.V. (“DZ Mexico”).  Under the terms of the Earn-in Right Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest (subject to adjustment, see Note 15) in DZ Mexico (the “Earn-in Right”).  The Earn-in Right will expire if not exercised by February 7, 2014, subject to extension in certain circumstances (the “Earn-in Period”).  The Earn-in Right Agreement provides that during the Earn-in Period, Invecture will, at its sole expense, manage and operate the Concordia gold project and will undertake all commercially reasonable efforts to obtain the Change of Forest Land Use Permit (“CUSF”) and the Authorization of Environmental Impact which are required to develop the project.  Invecture has advised that it will secure $70,000 in project debt finance to construct the Concordia gold project after it has exercised the Earn-in Right and after a project development decision has been made.

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

During the Earn-in Period and subject to the terms of the Agreement, Vista holds 40% of the DZ Mexico shareholder voting rights.  The remaining 60% of the DZ Mexico shareholder voting rights are held in a trust that will be instructed by representatives of Vista and Invecture.  Upon Invecture’s exercise of the Earn-in Right, Vista will continue to hold a 40% interest (subject to adjustment) in DZ Mexico and the Concordia gold project.

Under the provisions of the Earn-in Right Agreement, the Company agreed to perform certain activities, referred to as adjustment triggering events, by specified dates ending on April 30, 2012.  Because the adjustment triggering events remain outstanding, Invecture’s Earn-in Right has been increased to 62.5% effective May 1, 2012.  Accordingly, the Company’s interest has been decreased to 37.5% effective May 1, 2012.

As part of the Earn-in Right Agreement, DZ Mexico has transferred all of its other material assets, including the mill equipment acquired by Vista for the Concordia gold project in 2008 and the Guadalupe de los Reyes gold/silver project, to other entities in the Vista group of companies. Vista has granted Invecture the option to cause DZ Mexico to acquire the mill equipment for $16,000 plus storage, insurance and transportation costs and any applicable taxes. This option is exercisable by Invecture during the first 12 months after the date of the Earn-in Right Agreement.

Certain U.S. Federal Income Tax Considerations

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future.  Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs.  Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2011, under “Part II.  Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations.”

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.  All statements, other than statements of historical facts, included in this quarterly report, that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•                  proposed use of proceeds from the Company’s private placement completed in October 2010 and its public offering completed in April 2011;

•                  estimates of future operating and financial performance;

•                  potential funding requirements and sources of capital;

•                  the timing, performance and results of feasibility studies;

•                  plans and anticipated effects of the holding of approximately 30.2% of the issued and outstanding shares of Midas Gold;

•                  timing and receipt of required land use, environmental and other permits for the Concordia gold project and timing for completion of drilling and testing programs at the Concordia gold project;

•                  timing and outcome for the amendment to the Company’s application for the CUSF for the Concordia gold project and the anticipated re-filling of the application with the Mexican Secretariat of the Environment and Natural Resources ( “SEMARNAT”);

•                  capital and operating cost estimates for the Concordia gold project and anticipated timing for the commencement of construction at the Concordia gold project

•                  plans for evaluation of the Mt. Todd gold project;

•                  definitive feasibility study and resource estimate results at the Mt. Todd gold project;

•                  exploration, resource estimate and preliminary assessment results at the Guadalupe de los Reyes gold/silver project;

•                  future business strategy, competitive strengths, goals and expansion and growth of the Company’s business;

•                  the Company’s potential status as a producer;

•                  plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;

•                  estimates of mineral reserves and mineral resources; and

•                  Invecture’s success in meeting the exercise conditions of the Earn-in Right Agreement.

Forward-looking statements and forward-looking information have been based upon the Company’s current business and operating plans, as approved by the Company’s board of directors; the business’ cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; current market conditions and project development plans.  The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause or actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information.  These factors include risks such as:

•                  feasibility study results and preliminary assessment results and the accuracy of estimates on which they are based;

•                  resource estimates results and the accuracy of assay reports and geologic interpretations on which they are based;

•                  the economic viability of deposits;

•                  the Company’s ability to obtain, renew or maintain the necessary authorizations and permits for its business, including its development plans and operating activities;

•                  the timing and results of a definitive feasibility study on the Mt. Todd gold project;

•                  delays in commencement of construction at the Mt. Todd gold project;

•                  the Company’s ability to secure the permits for the Mt. Todd gold project;

•                  delays in commencement of construction on the Concordia gold project;

•                  status of the Company’s required governmental permits for the Concordia gold project;

•                  the amendment and re-filling of the Company’s CUSF application and uncertainty regarding SEMARNAT’s review of the Company’s amended CUSF application;

•                  political factors influencing the approval of the Company’s CUSF application;

•                  possible impairment or write down of the carrying value of the Concordia gold project if the CUSF is not granted;

•                  increased costs that affect the Company’s financial condition;

•                  the Company’s reliance on third parties to fulfill their obligations under its agreements;

•                  whether projects not managed by the Company will comply with its standards or meet its objectives;

•                  a shortage of equipment and supplies;

•                  whether the Company’s acquisition, exploration and development activities, as well as the realization of the market value of the Company’s assets will be commercially successful;

•                  acquisition and integration issues;

•                  trading price of the Company’s securities and the Company’s ability to raise funds in new share offerings due to future sales of common shares in the public or private market and the Company’s ability to raise funds from the exercise of its warrants;

•                  fluctuations in the price of the Company’s securities;

•                  the lack of dividend payments by the Company;

•                  the success of future joint ventures and partnerships relating to the Company’s properties;

•                  the market price of the securities held by the Company;

•                  the Company’s lack of recent production and limited experience in producing;

•                  reclamation liabilities, including reclamation requirements at the Mt. Todd gold project;

•                  the Company’s history of losses from operations;

•                  historical production not being indicative of potential future production;

•                  future water supply issues;

•                  environmental lawsuits;

•                  lack of adequate insurance to cover potential liabilities;

•                  the Company’s ability to retain and hire key personnel;

•                  fluctuations in the price of gold;

•                  inherent hazards of mining exploration, development and operating activities;

•                  the accuracy of calculations of mineral resources, mineral reserves and mineralized material fluctuations therein based on metal prices, inherent vulnerability of the ore and recoverability of metal in the mining process;

•                  changes in environmental regulations to which the Company’s exploration and development operations are subject;

•                  changes in climate change regulations;

•                  changes in corporate governance and public disclosure regulations;

•                  uncertainty related to the Company’s receipt of future payments in connection with the Company’s disposal of the Amayapampa gold project;

•                  intense competition in the mining industry;

•                  ability to raise additional capital on favorable terms, if at all;

•                  conflicts of interest of some of the Company’s directors as a result of their involvement with other natural resource companies;

•                  potential challenges to the title to the Company’s mineral properties;

•                  political and economic instability in Mexico and Indonesia;

•                  fluctuation in foreign currency values; and

•                  the Company’s likely status as a passive foreign investment company for U.S. federal tax purposes.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see risk factors contained in our Annual Report on Form 10-K/A for the year ended December 31, 2011, under “Part I-Item 1A. Risk Factors”.  The foregoing section of our 2011 Form 10-K/A is incorporated by reference in this filing and investors should refer to it.  Although the Company has attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurances that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, the Company assumes no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged in the acquisition of gold projects and related activities, including exploration, engineering, permitting and the preparation of feasibility studies. The value of our properties, as well as our marketable securities and our investment in Midas Gold Corp, is related to the price of gold, and changes in the price of gold could affect our ability to generate revenue from our portfolio of gold projects.

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

ITEM 4.   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

At the end of the period covered by this quarterly report on Form 10-Q for the period ended March 31, 2012, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“ICFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the ICFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and ICFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors set forth in our Amendment No. 1 to our Annual Report Form 10-K/A for the year ended December 31, 2011 as filed with the SEC on April 15, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURE

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Corporation.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal year ended December 31, 2011, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)           Exhibits

10.1

Earn-in Right Agreement, dated February 7, 2012 (the form of Mill Purchase Agreement is included as Appendix 9), previously filed as Exhibit 10.1 to the Registrant’s Form 8-K as filed with the Commission on February 13, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(1) (2)	XBRL Instance Document

101.SCH(1) (2)	XBRL Taxonomy Extension — Schema

101.CAL(1) (2)	XBRL Taxonomy Extension — Calculations

101.DEF(1) (2)	XBRL Taxonomy Extension — Definitions

101.LAB(1) (2)	XBRL Taxonomy Extension — Labels

101.PRE(1) (2)	XBRL Taxonomy Extension — Presentations

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

VISTA GOLD CORP.
(Registrant)

Date: May 8, 2012	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Date: May 8, 2012	By:	/s/ Terri L. Eggert
Terri L. Eggert
Interim Chief Financial Officer