Form 10-Q
period 2012-06-30
VISTA GOLD CORP
filed 2012-08-07
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  77,207,144 common shares, without par value, outstanding at July 31, 2012.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2012

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	June 30,	December 31,
	2012	2011

Assets:
Current assets:
Cash and cash equivalents	$7,503	$17,873
Restricted cash (Note 5)	93	134
Marketable securities (Note 4)	809	986
Other current assets	1,715	1,177
Total current assets	10,120	20,170

Non-current assets:
Mineral properties (Note 5)	13,951	16,517
Plant and equipment (Note 6)	19,564	19,232
Amayapampa interest (Note 3)	4,813	4,813
Long-term investments (Note 7)	77,600	119,871
Total non-current assets	115,928	160,433

Total assets	$126,048	$180,603

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$966	$757
Accrued liabilities and other	2,033	2,466
Total current liabilities	2,999	3,223

Non-current liabilities:
Other long-term liabilities	635	635
Deferred tax liability, net	19,320	35,522
Total non-current liabilties	19,955	36,157

Total liabilities	22,954	39,380

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2012 - 72,207,144 and 2011 - 71,503,883 (Note 8)	381,952	380,119
Additional paid-in capital (Note 9)	26,662	24,670
Accumulated other comprehensive income/(loss) (Note 10)	(51)	175
Accumulated deficit during exploration stage	(305,469)	(263,741)
Total shareholders’ equity	103,094	141,223

Total liabilities and shareholders’ equity	$126,048	$180,603

Commitments and contingencies — (Note 13)

Subsequent events — (Note 15)

Approved by the Board of Directors

/s/ John M. Clark	/s/ C. Thomas Ogryzlo
John M. Clark Director	C. Thomas Ogryzlo Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative during Exploration
	2012	2011	2012	2011	Stage

Operating income and (expenses):
Exploration, property evaluation and holding costs	$(6,758)	$(4,854)	$(12,465)	$(7,803)	$(70,589)
Corporate administration and investor relations	(2,003)	(1,658)	(4,077)	(2,757)	(37,024)
Depreciation and amortization	(132)	(81)	(258)	(160)	(1,598)
Loss on extinguishment of convertible debt	—	—	—	—	(1,218)
Gain/(loss) on currency translation	(60)	45	(84)	36	(138)
Gain on disposal of mineral property, net (Note 5)	—	77,807	934	77,807	80,598
Total operating income/(expense)	(8,953)	71,259	(15,950)	67,123	(29,969)

Non-operating income and (expenses):
Gain on sale of marketable securities	—	81	143	447	7,945
Unrealized gain/(loss) on long-term investments (Note 7)	(34,951)	—	(42,316)	—	(4,969)
Write down of marketable securities	—	—	—	—	(1,007)
Interest income	8	14	21	26	2,833
Interest expense	—	—	—	(120)	(4,096)
Other expense	182	(1)	173	—	(4,935)
Total non-operating income/(expense)	(34,761)	94	(41,979)	353	(4,229)

Income/(loss) from continuing operations before income taxes	(43,714)	71,353	(57,929)	67,476	(34,198)
Deferred income tax benefit/(expense)	13,210	(23,589)	16,201	(23,589)	(19,321)
Income/(loss) from continuing operations after income taxes	(30,504)	47,764	(41,728)	43,887	(53,519)
Loss from discontinued operations	—	—	—	—	(12,863)
Net income/(loss)	$(30,504)	$47,764	$(41,728)	$43,887	$(66,382)

Other comprehensive income/(loss):
Unrealized fair-value decrease on available-for-sale securities	(23)	(403)	(83)	(127)	(51)
Comprehensive income/(loss)	$(30,527)	$47,361	$(41,811)	$43,760	$(66,433)

Loss per share:
Basic:
Weighted average number of shares outstanding	72,112,543	69,088,613	71,830,466	65,524,530
Net income/(loss) per share	$(0.42)	$0.69	$(0.58)	$0.67
Diluted:
Weighted average number of shares outstanding	72,112,543	69,536,081	71,830,466	66,193,065
Net income/(loss) per share	$(0.42)	$0.69	$(0.58)	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

	Common stock	Additional paid-in capital	Deficit	Accumulated other comprehensive income/(loss)	Total shareholders’ equity

Balances at December 31, 2011	$380,119	$24,670	$(263,741)	$175	$141,223

Stock options expensed	—	442	—	—	442
Restricted stock units expensed	—	1,550	—	—	1,550
Compensation options exercised	733	—	—	—	733
Compensation warrants exercised	1,100	—	—	—	1,100
Other comprehensive loss	—	—	—	(226)	(226)
Net loss	—	—	(41,728)	—	(41,728)

Balances at June 30, 2012	$381,952	$26,662	$(305,469)	$(51)	$103,094

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

			Cumulative
			during
	Six Months Ended June 30,		exploration
	2012	2011	stage
Cash flows from operating activities:
Net income/(loss) for the period	$(41,728)	$43,887	$(66,382)
Adjustments to reconcile net income/(loss) for the period to net cash used in operations:
Depreciation and amortization	258	160	1,598
Stock-based compensation	1,992	948	9,052
Gain on disposal of marketable securities	(143)	(447)	(7,945)
Loss on extinguishment of convertible notes	—	—	1,218
Accrued interest and accretion of interest	—	120	4,096
Gain on disposal of mineral property	(934)	(78,072)	(80,867)
Common stock issued for interest	—	—	1,841
Unrealized loss on long-term investments	42,316	—	4,969
Write down of marketable securities	—	—	1,007
Deferred tax (benefit)/expense	(16,201)	23,589	19,321
Other non-cash items	—	—	1,304
Change in working capital account items:			—
Other current assets	(538)	41	(1,977)
Accrued interest payable	—	(505)	(8,090)
Accounts payable, accrued liabilities and other	(227)	288	688
Net cash used in operating activities	(15,205)	(9,991)	(120,167)

Cash flows from investing activities:
Purchases of marketable securities	(135)	(128)	(1,823)
Proceeds from sales of marketable securities	230	576	11,279
Acquisition of long-term investments	(45)	(3,632)	(3,677)
Additions to mineral property	—	(50)	(7,647)
Additions to plant and equipment	(589)	(90)	(21,032)
Change in restricted cash	41	—	41
Proceeds from additional option agreement	1,500	—	2,500
Proceeds from earn-in right agreement	2,000	—	2,000
Proceeds on disposal of mineral property	—	—	188
Proceeds on disposal of plant and equipment	—	—	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	—	—	(24,517)
Net cash (used in)/provided by investing activities	3,002	(3,324)	(42,636)

Cash flows from financing activities:
Net proceeds from equity financings	—	28,988	137,070
Repayment of convertible notes	—	(23,000)	(26,108)
Proceeds from exercise of warrants	1,833	48	41,162
Proceeds from exercise of stock options	—	432	3,974
Issuance of convertible notes	—	—	28,345
Cash paid in lieu of capital stock issuances	—	—	(107)
Transaction costs	—	—	(1,841)
Net cash provided by financing activities	1,833	6,468	182,495

Increase/(decrease) in cash and cash equivalents	(10,370)	(6,847)	19,692
Decrease in cash and cash equivalents - discontinued operations	—	—	(12,863)
Net increase/(decrease) in cash and cash equivalents	(10,370)	(6,847)	6,829
Cash and cash equivalents, beginning of period	17,873	39,838	674
Cash and cash equivalents, end of period	$7,503	$32,991	$7,503

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

1. Nature of Operations

Vista Gold Corp. and its subsidiaries (collectively, “Vista,”  the “Company,” “we,” “our” or “us”) operate in the mining industry and are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production, as well as the realization of market value of our assets. As such, we are considered an Exploration Stage Enterprise. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies resulting in changes to the operating assumptions underlying previous engineering work.

We are continuing to move our more advanced projects through technical, engineering and feasibility studies so that production decisions can be made on those projects.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results that can be expected for the full year.  Please refer to the section entitled “Significant accounting policies” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) for a discussion of our critical accounting policies and estimates.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all footnote disclosures required by U.S. GAAP.  In accordance with U.S. GAAP for interim financial statements, these unaudited condensed consolidated financial statements do not include certain information and note disclosures that are normally included in annual financial statements prepared in conformity with U.S. GAAP.  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2011 and 2010, and for each of the three years ended December 31, 2011, included in our 2011 Form 10-K.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly in all material respects the financial position as of June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011, in conformity with U.S. GAAP.

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

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

Ownership
Vista Gold U.S., Inc. and its subsidiary	100%
Vista California, LLC	100%
Granges Inc.	100%
Desarrollos Zapal Holding Corp. and its subsidiaries	100%
Desarrollos Zapal S.A. de C.V. (1% owned by Granges Inc.) and its subsidiaries (a)	99%
Servicios Administrativos MPA S.A. de C.V. (1% owned by Granges Inc.)	99%
Servicios Industriales MPA S.A. de C.V. (1% owned by Granges Inc.)	99%
Vista Gold (Barbados) Corp. and its wholly-owned subsidiary	100%
Salu Siwa Pty Ltd and its subsidiary	100%
PT Masmindo Dwi Area (1% owned by Vista Gold (Barbados) Corp.)	99%
Vista Minerals (Barbados) Corp. and its wholly-owned subsidiary	100%
Vista Gold Australia Pty Ltd.	100%
Minera Gold Stake Holdings Corp. (name changed from Vitliq Holdings Corp. effective January 23, 2012)	100%
Minera Gold Stake S.A. de C.V. (name changed from Vitliq S.A. de C.V. effective January 23, 2012) (1% owned by Granges Inc.)	99%

(a)          On February 7, 2012, we entered into an earn-in right agreement (the “Earn-in Right Agreement”) with Invecture Group, S.A de C.V. (“Invecture”) whereby Invecture has the right, exercisable by February 7, 2014 (subject to extension) (the “Earn-in Right Period”), to earn a 62.5% interest in the Concordia gold project, which is owned through our wholly-owned, Mexican subsidiary, Desasarrollos Zapal, S.A. de C.V.  (“DZ Mexico”).  During the Earn-in Right Period and subject to the terms of the Earn-in Right Agreement, Vista holds 37.5% of the DZ Mexico shareholder voting rights.  The remaining 62.5% of the DZ Mexico shareholder voting rights are held in a trust that is instructed by representatives of Vista and Invecture.  Upon Invecture’s exercise of the earn-in right, Vista will continue to hold a 37.5% interest in DZ Mexico and the Concordia gold project.  See Note 5 for further discussion.

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

Marketable Securities

We classify marketable securities as available-for-sale, as the Company has the ability and intent to hold these securities for the foreseeable future.  Accordingly, these securities are carried at fair value with unrealized gains and losses being reported in other comprehensive income until such time that the securities are disposed of or become impaired.  At that time, any gains or losses will be realized and reported in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss). We use the specific identification method for determining carrying value in computing realized gains and losses on sales of investment securities.  We evaluate investments in a loss position to determine if such a loss is other-than-temporary.  If so, such loss will be recognized and reported during that period.

Mineral Properties

In general, costs to acquire mineral properties are capitalized when incurred and mineral property exploration costs are expensed as incurred.  When we determine that a mineral property can be economically developed based on proven and probable reserves, in

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

accordance with U.S. GAAP, development costs will be capitalized as incurred.  Once production has commenced, capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) in that period.

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment.  Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis.  If it is determined that the future undiscounted cash flows are less than the carrying value of the property, a write down to the estimated fair value is charged to the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the period.  Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

Proceeds received under option agreements and/or earn-in agreements are recorded as a cost recovery against the carrying value of the underlying project until the carrying value is reduced to zero.  Any proceeds received in excess of the carrying value of the project are recorded as a realized gain in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

Plant and Equipment

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging primarily from three to five years. Significant expenditures that increase the life of an asset, including interest on qualifying assets, are capitalized and depreciated over the remaining estimated useful life of the asset. Upon sale or retirement of assets, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

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

The liability will be adjusted for changes in the expected amounts and timing of cash flows required to discharge the liability and accreted to the full value over time through periodic charges to the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

Warrants

Warrants and compensation options issued are recorded at fair value.

Stock-Based Compensation

We record compensation expense on the granting of all stock-based compensation awards, including stock options grants, restricted stock units grants and restricted stock awards grants, calculated using the fair-value method. We use the Hull-White Trinomial method of determining the fair value of the stock option on the date of the grant. When an option is granted, the fair value of the immediately vested portion is expensed and included in stock-based compensation within shareholders’ equity. As options vest, the fair value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. When an option is exercised, the grant-date fair value of the options is transferred to common stock. When options are cancelled, the vested fair-value balance of the stock options is transferred to additional paid-in capital. When stock options are forfeited prior to becoming fully vested, any expense previously recorded is reversed through income. When options expire, the related fair value is transferred to additional paid-in capital.

The fair value of restricted stock units and restricted stock awards on the date of grant is amortized using the straight-line method over the vesting period and expensed on a monthly basis.  Certain restricted stock units vest upon the achievement of specified performance and market criteria, but not less than one year.  On a quarterly basis, management, using the best information available through that time, assesses the probability of achieving those performance and market criteria in determining the appropriate vesting period for the purpose of recording the expense associated with those restricted stock units.  On the date of vesting, the grant-date fair value of the restricted stock units or restricted stock awards is transferred to common stock.  When restricted stock units or restricted stock awards are forfeited prior to vesting, any expense previously recorded is reversed through income.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

Foreign Currency Exchange Gains or Losses

Our functional currency is the U.S. dollar.  All of our foreign subsidiaries are direct and integral components of Vista and are dependent upon the economic environment of our functional currency.  Therefore, the functional currency of our foreign entities is considered to be the U.S. dollar and accordingly, translation gains and losses are reported in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for that period.  Assets and liabilities of these foreign operations are translated using period-end exchange rates and revenues and expenses are translated using average exchange rates during each period.

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

Net Income/(Loss) Per Share

Basic income/(loss) per share amounts are calculated by using the weighted average number of common shares outstanding during the period. Diluted income/(loss) per share amounts reflect the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted, unless their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB issued guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.  This guidance became effective in the first quarter of 2012.  Our presentation of comprehensive income already complies with this new guidance.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

3. Amayapampa Interest

On April 7, 2008, we entered into an agreement to dispose of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay to us a total amount of $3,000 in three payments of $1,000. The first of these payments will be due and payable upon the start of commercial production (as defined in the purchase and sale agreement) at the Amayapampa gold project followed by $1,000 payments on each of the first and second anniversaries of the start of commercial production.  In addition, Republic agreed to pay to us a net smelter return royalty (“NSR”) on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. When the price of gold is between $500.01 and $650.00 per ounce, a 2% NSR is payable; when the price of gold is between $650.01 and $750.00 per ounce, a 3% NSR is payable; and when the price of gold is $750.01 per ounce and above, an NSR of 3.5% is payable. The NSR is capped at 720,000 gold equivalent ounces, and no NSR payments are due to us if the gold price is below $500 per ounce.  To date, no amount has been paid or is payable to the Company under this agreement.

The Amayapampa interest is considered a financial instrument and as such has been accounted for at its fair value of $4,813 based on probability-weighted cash flow scenarios and assumptions, including future gold prices, estimated gold production and the expected timing of commercial production commencement.  See Note 14 below for further discussion.

On February 3, 2012, Republic announced that it has suspended operation in Bolivia at the Amayapampa gold project pending regulatory and policy certainty specifically related to the nationalization of mining assets and the implications of the Bolivian Draft Mining Code.  On June 4, 2012, Republic announced that it intended to sell its interest in the Amayapampa gold project (the “Sale Transaction”).  As of June 30, 2012, we evaluated the carrying amount of the Amayapampa interest based upon the probability-weighted cash flows taking into account a higher probability that the project may never go into production or that commercial production may be delayed in part to the proposed Sale Transaction and also due to the political risks described above.  Our evaluation also considered recent trends in future gold prices and updated gold production estimates published by an independent third party consulting firm in January 2011.  Based upon the upward trend in long-term gold prices and higher estimated gold production specified in third party technical reports, we concluded that there was no change in fair value as of June 30, 2012.

4. Marketable Securities

	At June 30, 2012			At December 31, 2011
	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value

Black Isle Resources	$36	$(16)	$20	$36	$—	$36
Sprott Resources Corp.	139	76	215	139	75	214
Canadian Phoenix	81	11	92	81	14	95
Other	604	(122)	482	555	86	641
	$860	$(51)	$809	$811	$175	$986

During the year ended December 31, 2011, we determined that certain of our securities had an other-than-temporary decline in value and a write down of $158 has been included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended December 31, 2011.  There were no such write downs during the six months ended June 30, 2012.

5. Mineral Properties

	At December 31, 2011	Cost recovery	At June 30, 2012

Long Valley, United States	$750	$—	$750
Concordia, Mexico (a)	10,303	(2,000)	8,303
Guadalupe de los Reyes, Mexico	2,752	—	2,752
Awak Mas, Indonesia (b)	566	(566)	—
Mt. Todd, Australia	2,146	—	2,146
	$16,517	$(2,566)	$13,951

The recoverability of the carrying values of our mineral properties is dependent upon economic reserves being discovered or developed

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

on the properties, permitting, financing, start-up, and commercial production from, or the sale or lease, of these properties.  Development and/or start-up of any of these projects will depend on, among other things, management’s ability to raise additional capital for these purposes.  Although we have been successful in raising such capital in the past, there can be no assurance that we will be able to do so in the future.

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

(a)                                  Concordia

We acquired 100% of the Concordia gold project in Mexico from Viceroy Resource Corporation in August 2002. The total acquisition cost of this project included cash payments of $786 for acquisition and related costs, the issuance of 303,030 equity units with a fair value of $1,212 and a cash payment of $320 in August 2003. In September 2011, the Company acquired some additional land from a third party for $1,300, including legal fees, as part of Vista’s efforts to advance the Concordia gold project.  Vista paid $665 in cash, while the remaining $635 is due upon the achievement of certain milestones and is included in other long-term liabilities in our Consolidated Balance Sheets.

On February 7, 2012, we announced that the Company had entered into an Earn-in Right Agreement with Invecture with respect to Vista’s Concordia gold project in Baja California Sur, Mexico.  Vista holds the Concordia gold project through DZ Mexico.  Under the terms of the Earn-in Right Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest in DZ Mexico (the “Earn-in Right”).  Invecture’s right to earn a 60% interest in DZ Mexico was adjusted to 62.5% during the three-month period ended June 30, 2012 pursuant to the terms of the Earn-in Right Agreement.  The Earn-in Right will expire if not exercised by February 7, 2014, subject to extension in certain circumstances.  The Earn-in Right Agreement provides that during the Earn-in Period, Invecture will, at its sole expense, manage and operate the Concordia gold project and will undertake all commercially reasonable efforts to obtain the Change of Forest Land Use Permit (“CUSF”) and the Authorization of Environmental Impact which are required to develop the project.

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

During the remainder of the Earn-in Period and subject to the terms of the Earn-in Right Agreement, Vista holds 37.5% of the DZ Mexico shareholder voting rights.  The remaining 62.5% of the DZ Mexico shareholder voting rights are held in a trust that will be instructed by representatives of Vista and Invecture.  Upon Invecture’s exercise of the Earn-in Right, Vista will continue to hold a 37.5% interest in DZ Mexico and the Concordia gold project.

As part of the Earn-in Right Agreement, DZ Mexico has transferred all of its other material assets, including the mill equipment acquired by Vista for the Concordia gold project in 2008 and the Guadalupe de los Reyes gold/silver project, to other entities in the Vista group of companies.  Vista has granted Invecture the option to cause DZ Mexico to acquire the mill equipment for $16,000 plus certain storage, insurance and transportation costs and any applicable taxes, provided that notice of exercise is received no later than February 7, 2013.

(b)                                 Awak Mas

In April 2005, we acquired the Awak Mas gold project in Sulawesi, Indonesia for a purchase price of $1,500.

In December 2009, Pan Asia Resources Corp. (“Pan Asia”) and our subsidiary Vista Gold (Barbados) Corp. (“Vista Barbados”) executed a joint venture agreement (“JV Agreement”) allowing Pan Asia to earn a 60% interest in our Awak Mas gold project by: (a) expending $3,000 on the project within a specified period of time; (b) completing an environmental impact assessment and feasibility study (in compliance with NI 43-101); and (c) issuing to Vista 2,000,000 shares in the capital of Pan Asia and granting Vista the right to purchase up to an additional 2,000,000 shares of Pan Asia on the same terms as such shares are issued in an initial public offering of Pan Asia’s

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

shares. The 2,000,000 shares of Pan Asia received by Vista under the JV Agreement were subsequently exchanged for substantially equivalent shares of One Asia Resources Ltd. (“One Asia”).

In June 2011, Vista Barbados entered into an additional option agreement (the “Additional Option Agreement”) with Pan Asia.  The Additional Option Agreement provides Pan Asia with the opportunity to earn an additional 20% interest in our Awak Mas gold project in Indonesia after it has earned a 60% interest in the project pursuant to the JV Agreement.  In September 2011, the JV Agreement and the Additional Option Agreement were assigned from Pan Asia to Awak Mas Holdings Pty Ltd. (“Awak Mas Holdings”) and the option to acquire 2,000,000 shares of Pan Asia was assigned to One Asia.  Awak Mas Holdings may acquire the additional 20% interest by (a) making cash payments totaling $2,500 over a nine-month period; (b) issuing shares with a value equal to $2,000 or making cash payments totaling $2,000, assuming One Asia does not complete an initial public offering by the specified date; and (c) carrying out a 5,000 meter drilling program in an area outside of the current project resource area within 18 months.  The Company received the initial $2,500 under the Additional Option Agreement and recorded these proceeds as a cost recovery against the carrying value of the Awak Mas gold project until the carrying value was reduced to zero.  The proceeds received in excess of the carrying value of the project were recorded as a realized gain of $934 during the six months ended June 30, 2012.

If Awak Mas Holdings completes the undertakings required in the JV Agreement and the Additional Option Agreement, it will hold an 80% indirect interest in the Awak Mas gold project.

As of June 30, 2012 and December 31, 2011, we recorded restricted cash of $93 and $134, respectively, related to cash at the Awak Mas gold project contributed by Pan Asia but not yet spent for the furtherance of the project.

6. Plant and Equipment

	June 30, 2012			December 31, 2011
	Cost	Accumulated depreciation and write downs	Net	Cost	Accumulated depreciation and write downs	Net

Concordia, Mexico	$18,247	$100	$18,147	$18,238	$92	$18,146
Awak Mas, Indonesia	242	200	42	233	171	62
Mt. Todd, Australia	2,220	878	1,342	1,660	689	971
Guadalupe de los Reyes, Mexico	20	1	19	—	—	—
Corporate, United States	422	408	14	430	377	53
	$21,151	$1,587	$19,564	$20,561	$1,329	$19,232

As part of the Earn-in Right Agreement, Vista has granted Invecture the option to cause DZ Mexico to acquire the mill equipment for $16,000 plus certain storage, insurance and transportation costs and any applicable taxes provided that notice of exercise is received no later than February 7, 2013.

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

On July 14, 2011, Midas Gold completed an initial public offering (“IPO”), issuing 13,930,855 Midas Gold Shares.  Midas Gold Shares

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

began trading on the Toronto Stock Exchange (“TSX”) under the symbol “MAX.”  As of March 31, 2012, which represents Midas Gold’s latest available financial data as of the filing date of this quarterly report, Midas had 114,466,936 common shares outstanding of which Vista owns 31,802,615 common shares or 27.8% of the issued and outstanding Midas Gold Shares.

Upon initial recognition of its investment in the Midas Gold Shares, Vista elected to apply the fair value option, and as such, the investment is recorded at fair value in the Consolidated Balance Sheets.  Subsequent changes in fair value are recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) in the period in which they occur.  The difference between the fair value of the 30,402,615 Midas Gold Shares and the carrying value of our Yellow Pine assets has been recorded as a gain on disposal of mineral property given that Vista ceased to have a controlling financial interest in the Yellow Pine gold project upon completion of the Combination.

The Combination with Midas Gold was a tax-free reorganization for U.S. tax purposes.  However, upon completion of the Combination, Vista US received Midas Gold Shares with a fair value that was determined to be $78,872.  The corresponding estimated deferred tax expense of $29,675 at the time of the Combination exceeded the valuation allowance of $6,086 for Vista US.  Therefore, the valuation allowance against Vista US’s deferred tax asset was released upon receipt of the Midas Gold Shares.    During the six months ended June 30, 2012, we recorded an unrealized loss on the Midas Gold Shares of $42,316 with a corresponding US tax benefit of $15,724.  The tax calculation is based on an effective rate of 38.87% (US Federal — 35% and state — 3.87%).  As of June 30, 2012, the fair value of the Midas Gold Shares was $77,535.

Because management intends to hold this investment for the long term, we have classified our investment in the Midas Gold Shares as a long-term investment.

Summarized financial information for Midas Gold as of March 31, 2012 and for the twelve months then ended, which represents Midas Gold’s latest available financial data as of the filing date of this quarterly report, prepared in accordance with International Financial Reporting Standards for interim financial statements is as follows.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

Midas Gold Corp. Condensed Consolidated Interim Statements of Financial Position

March 31, 2012
Assets
Current assets
Cash and cash equivalents	$61,855
Trade and other receivables	290
Prepaid expenses	99
Total current assets	62,244
Non-current assets
Buildings and equipment	2,951
Exploration and evaluation assets	129,679
Reclamation bond	18
Total non-current assets	132,648
Total assets	$194,892

Liabilities and Equity
Current liabilities
Trade and other payables	$3,569
Current portion of notes payable	182
Accrued interest	18
Total current liabilities	3,769
Non-current liabilities
Long-term portion of notes payable	561
Total liabilities	4,330
Equity
Share capital	193,509
Equity reserve	13,787
Deficit	(16,734)
Total equity	190,562
Total liabilities and equity	$194,892

Midas Gold Corp. Condensed Consolidated Statements of Net Loss

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2012	2011	2011	2011

Operating expense	$(2,927)	$(3,949)	$(2,988)	$(3,349)
Other income/(expense)	482	1,645	(3,768)	(52)
Net loss	$(2,445)	$(2,304)	$(6,756)	$(3,401)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.04)

Weighted average number of shares outstanding, basic and diluted	107,008,000	105,248,000	102,557,000	86,903,000

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

8. Capital Stock

Common shares issued and outstanding

Number of shares issued
As of December 31, 2011	71,503,883
Exercises of compensation options	225,000
Exercises of compensation warrants	478,261
As of June 30, 2012	72,207,144

Public Offering, April 2011

On April 20, 2011, GMP Securities L.P. and Wellington West Capital Markets Inc. (collectively, the “Underwriters”) purchased 9,000,000 of our common shares at a price of C$3.30 ($3.43 based on the exchange rate on April 20, 2011) per common share (the “Issue Price”) for aggregate gross proceeds of C$29,700 ($30,870 based on the exchange rate on April 20, 2011) (the “Offering”).  Net cash proceeds after legal and regulatory fees were $28,984.  Also, in connection with the Offering, we issued 450,000 compensation options to the Underwriters with a fair value of $588 (see Note 9).  The common shares were sold by way of a prospectus supplement to our existing base shelf prospectus dated April 27, 2009 and filed with the securities commissions in all of the provinces and territories of Canada (other than the Province of Québec) and in the United States by way of a prospectus supplement to our shelf prospectus included in our shelf registration statement filed with the United States Securities and Exchange Commission (“SEC”) on April 28, 2009.  On May 20, 2011, an over-allotment option expired unexercised.  On March 13, 2012, Wellington exercised 225,000 of the aforementioned compensation options and received 225,000 shares of Vista Gold Corp. at a price of C$3.30 which resulted in proceeds of $733 to the Company.  On April 18, 2012, the Company received $1,100 in proceeds from the issue of 478,261 common shares of Vista Gold Corp. at a price of $2.30 resulting from an exercise of 478,261 compensation warrants.

9. Additional Paid-in Capital

	Warrants	Stock based compensation	Compensation options	Other paid-in capital	Total additional paid-in capital

As of December 31, 2011	$10,288	$5,065	$588	$8,729	$24,670
Warrant exercise	(464)	—	—	464	—
Stock options expensed	—	442	—	—	442
Restricted stock units expensed	—	1,550	—	—	1,550
Compensation options exercised	—	—	(294)	294	—
As of June 30, 2012	$9,824	$7,057	$294	$9,487	$26,662

Warrants

Warrant activity is summarized in the following table:

	Warrants outstanding	Valuation	Weighted average exercise price per share	Weighted average remaining life (yrs.)	Intrinsic value

As of December 31, 2011	15,850,238	$10,288	$3.45	3.7	$485
Exercised	(478,261)	$(464)
As of June 30, 2012	15,371,977	$9,824	$3.49	3.3	$93

The 15,371,977 outstanding warrants expire in the following time frames: 152,175 warrants expire in October 2012 and 15,219,802 expire in October 2015.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

Compensation Options

	Compensation options outstanding	Valuation	Expiry date	Weighted average remaining life (yrs.)

As of December 31, 2011	450,000	$588
Exercise	(225,000)	(294)
As of June 30, 2012	225,000	$294	Apr-13	0.8

In connection with the Offering, Vista granted 450,000 compensation options to the Underwriters as compensation.  Each compensation option is exercisable until April 20, 2013 to purchase one common share at the issue price of C$3.30.  Our closing price was $2.91 at June 30, 2012.

Stock-Based Compensation

A summary of the fair value of all awards issued under Vista’s stock compensation plans is as follows:

	June 30,	December 31,
	2012	2011

Balance, beginning of period	$5,065	$4,695
Stock options	442	238
Restricted stock units	1,550	132
Balance, end of period	$7,057	$5,065

Stock Option Plan

Under our Stock Option Plan (the “Plan”), we may grant options to our directors, officers, employees and consultants.  The maximum number of our common shares that may be reserved for issuance under the Plan, together with those reserved for issuance under the LTIP (as discussed below), is a variable number equal to 10% (7,220,714 at June 30, 2012) of the issued and outstanding common shares on a non-diluted basis (72,207,144 shares at June 30, 2012).  Under the Plan, the exercise price of each option shall not be less than the market price of our common shares on the date preceding the date of grant, and each option’s maximum term is 10 years or such other shorter term as stipulated in a stock option agreement between Vista and the optionee.  Options under the Plan are granted from time to time at the discretion of the Board of Directors (“Board of Directors” or “Board”), with vesting periods and other terms as determined by the Board.

A summary of option activity under the Plan as of June 30, 2012 and changes during the quarter then ended is set forth in the following table:

	Number of options	Weighted average exercise price per option	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding - December 31, 2011	3,195,000	$3.27	2.73	$1,039
Outstanding - June 30, 2012	3,195,000	3.27	2.23	792

Exercisable - June 30, 2012	3,017,500	$3.25	2.12	$792

The total number of options outstanding at June 30, 2012 is 3,195,000 representing 4.42% of issued capital.

Stock option compensation expense with a fair value of $205 and $735 was recognized during the three months ended June 30, 2012 and 2011, respectively.   Stock option compensation expense with a fair value of $442 and $783 was recognized during the six months ended June 30, 2012 and 2011, respectively.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

No options were granted for the six months ended June 30, 2012 and 671 options were granted for the six months ended June 30, 2011.

During the six months ended June 30, 2012, no options were exercised.  During the six months ended June 30, 2011, options were exercised for an aggregate intrinsic value of $224.

A summary of the status of our unvested stock options as of June 30, 2012 and changes during the period then ended is set forth below:

	Number of options	Weighted average grant-date fair value per option	Weighted average remaining amortization period (Years)
Unvested - December 31, 2011	597,500	$1.60
Vested	(420,000)	1.51
Unvested - June 30, 2012	177,500	$1.82	0.29

As of June 30, 2012, there was $73 of unrecognized compensation expense related to the unvested portion of options outstanding. This expense is expected to be recognized over a weighted average period of 0.29 years.

Long-Term Equity Incentive Plan

In May 2010, our shareholders approved the Long-Term Equity Incentive Plan (the “LTIP”), effective March 8, 2010 (the “Effective Date”).  Under the LTIP, we may grant Restricted Stock Units (“RSU awards”) or Restricted Stock Awards (“RSA awards”) to the directors, officers, employees and consultants of Vista.  The maximum number of our common shares that may be reserved for issuance under the LTIP, together with those reserved for issuance under the Plan (as discussed above), is a variable number equal to 10% (7,220,714 at June 30, 2012) of the issued and outstanding common shares on a non-diluted basis (72,207,144 shares at June 30, 2012).

The LTIP is administered by the Board of Directors, which can delegate the administration to the Compensation Committee of the Board of Directors or to such other officers and employees of Vista as designated by the Board of Directors.  The Board of Directors will determine the persons to whom awards are made; set the size, type, terms and conditions of the awards; fix the prices (if any) to be paid for the award; interpret the LTIP; adopt, amend, rescind and take all other actions it believes are necessary or advisable for the implementation and administration of the LTIP.

Restricted Stock Units

The estimated fair value of each of our RSU awards was determined on the date of grant based on the closing market price of our common shares on the date of grant.

The following table summarizes the RSU activity under the LTIP as of June 30, 2012 and changes during the period then ended is set forth in the following table:

	Number of units	Weighted average grant- date fair value
Unvested - December 31, 2011	960,000	$3.84
Granted	350,000	3.07
Unvested - June 30 , 2012	1,310,000	$3.63

On November 16, 2011, we granted 660,000 RSU awards to employees and consultants of Vista.  The market price on the date of grant was $3.84.   The RSU awards granted vest as follows: a) 50% vest after three years; b) 25% vest at the time that a definitive investment decision or significant transaction, as confirmed by the Board, is made for Mt. Todd; c) 12.5% vest upon the completion of a positive preliminary feasibility study for the Guadalupe de los Reyes gold/silver project as set out in a technical report that has been filed on SEDAR at www.sedar.com by the Company; and d) 12.5% vest upon the addition of 1.5 million ounces of estimated measured and indicated mineral resources to Vista’s resource holdings, which estimated resources are set out in a technical report that has been filed on SEDAR at www.sedar.com by the Company.  The vesting period for all RSUs shall be at least one year.

On November 16, 2011, we also granted 300,000 RSU awards to executive management of Vista. The RSU awards granted vest when the average adjusted value of the common shares (or common shares plus dividends or distribution value) measured over any consecutive 30-

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

day period is two times the closing trading price of the common shares as listed on the NYSE MKT Exchange on November 2, 2011 of $3.78, provided that this period is at least one year after the grant date of the RSUs. The adjusted value is the closing trading price of the common shares as listed on the NYSE MKT Exchange (on any given day) divided by one (1) plus the percentage change (increase/decrease) from date the RSUs were granted to the current date of the average of the AMEX Gold Basket of Unhedged Gold Stocks Index (“HUI”) and the Philadelphia Gold and Silver Sector Index (“XAU”).  In the event the share price vesting provision is met prior to the end of one year, the RSUs will vest at the end of one year regardless of the share price at that time.  Upon vesting, a holder of an RSU award will receive one common share, for no additional consideration, for each RSU award held.  If the vesting conditions are not met within 36 months of the date of grant, the RSUs are cancelled and of no further force and effect.

On January 1, 2012, the Board of Directors of Vista were granted a sum of 350,000 RSU awards.  300,000 of the January 1, 2012 grants vest under the same conditions as the 300,000 RSU awards granted to executive management on November 16, 2011 and 50,000 vest one year from the date of grant.

RSU Compensation expense with a fair value of $775 and $1,550 was recognized during the three- and six-month periods ended June 30, 2012.  RSU Compensation expense with a fair value of $75 and $165 was recognized during the three- and six-month periods ended June 30, 2011.

As of June 30, 2012, there was $2,955 of unrecognized compensation expense related to the unvested RSU awards outstanding.  The expense for unvested RSU awards is expected to be recognized over a weighted average period of 1.32 years.

10. Accumulated Other Comprehensive Income/(Loss)

A reconciliation of the amounts contained in accumulated other comprehensive income/(loss) is as follows:

	Accumulated other comprehensive income/(loss)	Accumulated other comprehensive income/(loss), net of tax
As of December 31, 2011	$175	$155
Decreases to fair market value of marketable securities during period	(83)	(71)
Decreases due to realization of a gain on sale of marketable securities	(143)	(122)
As of June 30, 2012	$(51)	$(38)

11. Geographic and Segment Information

We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production, as well as the realization of the market value of our assets.  These activities are focused principally in Australia, North America and Indonesia. We reported no revenues during the three and six months ended June 30, 2012 and 2011.  Geographic location of mineral properties and plant and equipment is provided in Notes 5 and 6, respectively.  The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.

12. Related Party Transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  A founder and partner of Sierra is also one of our directors. Under the terms of the agreement, Sierra provided us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis.  Sierra provides support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10 for the duration of the agreement.  We have issued 90,000 stock options to Sierra and recorded stock based compensation of $94 since inception of our relationship.  As of June 30, 2012, we had made payments to Sierra under the agreement totaling $390, of which $30 and $60 had been paid during the three and six months ended June 30, 2012, respectively.

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

Our financial instruments include cash and cash equivalents, marketable securities, Amayapampa interest, long-term investments, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market, with unrealized gains and losses being reported in other comprehensive income until such time that the securities are disposed of or become impaired.  As such, these financial instruments are included in Level 1 in our fair-value hierarchy.  The value of our long-term investment in the Midas Gold Shares is based upon its quoted market price in an active market of $2.44 as of June 30, 2012.  Based on these factors, this financial instrument is included in Level 1 in our fair-value hierarchy.  The value of the Amayapampa interest was estimated at $4,813 based on probability-weighted cash flow scenarios and assumptions, including future gold prices (weighted average gold price per ounce of $1,150), estimated gold production (ranging from 350,000 to 650,000 ounces) and the expected timing of commercial production commencement (periods ranging from 2 to 7 years or never), which are management’s best estimates based on currently available information.  Significant changes in any of the unobservable inputs in isolation would result in a significant change in fair value measurement of the Amayapampa Interest.  As such, this financial instrument is included in Level 3 in our fair-value hierarchy.

15. Subsequent Events

During July 2012, the Company closed its private placement of units (the “Units”).  The Company completed the sale of 5,000,000 Units for gross proceeds of $15,000 (the “Offering”).  Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant (each full warrant, a “Warrant”).  Each Warrant entitles the holder thereof to purchase one common share at a price of $3.60 (subject to adjustment in certain circumstances) and is exercisable for a period of 24 months from the closing of the Offering.

In connection with the Offering, the Company paid a cash commission of $500 and issued a total of 166,667 compensation warrants (“Compensation Warrants”) to finders that provided services in respect of subscriptions for 3,333,334 Units.  Each Compensation Warrant entitles the holder thereof to purchase one common share at a price of $3.18 (subject to adjustment in certain circumstances) for a period of 24 months from the closing of the Offering.

The net proceeds from the sale of Units will be used for ongoing technical evaluations/engineering studies, exploration/resource conversion drilling and water treatment at the Mt. Todd gold project in Northern Territory, Australia and for general corporate purposes.

The above-described securities have not been registered under the U.S. Securities Act of 1933, as amended, (the “U.S. Securities Act”) or any state securities laws of any state of the United States, and may not be offered or sold in the United States or to, or for the account or benefit of, a U.S. person (as defined in Regulation S under the U.S. Securities Act) or a person in the United States absent registration under the U.S. Securities Act or an applicable exemption from such registration requirements and in accordance with all applicable state securities laws of any state of the United States.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. (“Vista”, the “Company”, “we,” or “our”) for the three- and six-month period ended June 30, 2012 has been prepared based on information available to us as of July 31, 2012.  This MD&A should be read in conjunction with our annual consolidated financial statements for the three years ended December 31, 2011 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).  This MD&A contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.  See “Note Regarding Forward-Looking Statements” below.

All dollar amounts stated herein are in thousands of U.S. dollars, except per share amounts and per ounce amounts.

Results from Operations

Our consolidated net loss for the three months ended June 30, 2012 was $30,504 or $0.42 per basic share compared to our consolidated net income of $47,764 or $0.69 per basic share for the same period in 2011.  For the three months ended June 30, 2012, the increase in consolidated net loss of $78,268 from the respective prior period was primarily the result of the $34,951 unrealized loss on the long-term investment associated with the shares we hold in the capital of Midas Gold Corp. (“Midas Gold Shares”).  The unrealized loss was caused by a change in the quoted market price of the Midas Gold Shares, which was partially offset by the deferred tax benefit of $15,664 related to said unrealized loss.  The completion of the combination transaction with Midas Gold (discussed below) in 2011 resulted in a gain on disposal of property of $77,807 and deferred tax expense of $23,589.

Our consolidated net loss for the six months ended June 30, 2012 was $41,728 or $0.58 per basic share compared to our consolidated net income of $43,887 or $0.67 per basic share for the same period in 2011 or an $85,615 increase in net loss.  For the six months ended June 30, 2012, the Company recorded an unrealized loss on long-term investments of $42,316, no such gain or loss was recorded during the six months ended June 30, 2011.  This unrealized loss was caused by a change in the quoted market price of the Midas Gold Shares. During 2012, the gain on disposal mineral property of $934 resulted from the additional option agreement payments received from Awak Mas Holdings Pty Ltd. (“Awak Mas Holdings”), compared to the 2011 gain on disposal of mineral property of $77,807 which resulted from the combination transaction with Midas Gold Corp.  Increases in exploration, property evaluation and holding costs of $4,662; corporate administration and investor relations costs of $1,320; and deferred tax benefit are explained below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $6,758 and $12,465 during the three- and six-month periods ended June 30, 2012, respectively, compared to $4,854 and $7,803 for the same periods in 2011, respectively.  The increases period to period were primarily due to increased expenses at our Mt. Todd gold project associated with the feasibility study that we are currently undertaking as well as an increase in expenses associated with permitting activities as we move the project towards a development decision.

Corporate administration and investor relations

Corporate administration and investor relations costs were $2,003 and $4,077 during the three- and six-month periods ended June 30, 2012, respectively, compared to $1,658 and $2,757 for the same periods in 2011, respectively.  The increase of $345 for the three months ended June 30, 2012 compared to the same period in 2011 was largely due to greater stock based compensation expense and temporary accounting services.  The increase of $1,320 for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to increases in i) legal and professional fees associated with our Canadian base shelf prospectus and United States base shelf registration statement and the earn-in right agreement with Invecture and ii) an increase in stock-based compensation expense due to the grant of 350,000 restricted stock units. These increases were partially offset by a decrease in miscellaneous expenses.

Depreciation and amortization

Depreciation and amortization expense was $132 and $258 for the three- and six-month periods ended June 30, 2012, respectively, compared to $81 and $160 for the same periods in 2011, respectively. The increases period-to-period were primarily attributable to increased capital expenditures at the Mt. Todd gold project.

Gain on disposal of mineral property

In December 2009, Pan Asia Resources Corp. (“Pan Asia”) and our subsidiary Vista Gold (Barbados) Corp. (“Vista Barbados”) executed a joint venture agreement (“JV Agreement”) allowing Pan Asia to earn a 60% interest in our Awak Mas gold project by: (a) expending $3,000 on the project within a specified period of time; (b) completing an environmental impact assessment and feasibility study (in compliance with NI 43-101); and (c) issuing to Vista 2,000,000 shares in the capital of Pan Asia and granting Vista the right to purchase up to an additional 2,000,000 shares of Pan Asia on the same terms as such shares are issued in an initial public offering of Pan Asia’s shares. The 2,000,000 shares of Pan Asia received by Vista under the JV Agreement were subsequently exchanged for substantially equivalent shares of One Asia Resources Ltd. (“One Asia”).

In June 2011, Vista Barbados entered into an additional option agreement (the “Additional Option Agreement”) with Pan Asia.  The Additional Option Agreement provides Pan Asia with the opportunity to earn an additional 20% interest in our Awak Mas gold project in Indonesia after it has earned a 60% interest in the project pursuant to the JV Agreement.  In September 2011, the JV Agreement and the Additional Option Agreement were assigned from Pan Asia to Awak Mas Holdings Pty Ltd. (“Awak Mas Holdings”) and the option to acquire 2,000,000 shares of Pan Asia was assigned to One Asia.  Awak Mas Holdings may acquire the additional 20% interest by (a) making cash payments totaling $2,500 over a nine-month period; (b) issuing shares with a value equal to $2,000 or making cash payments totaling $2,000, assuming One Asia does not complete an initial public offering by the specified date; and (c) carrying out a 5,000 meter drilling program in an area outside of the current project resource area within 18 months.  The Company received the initial $2,500 under the Additional Option Agreement and recorded these proceeds as a cost recovery against the carrying value of the Awak Mas gold project until the carrying value was reduced to zero.  The proceeds received in excess of the carrying value of the project were recorded as a realized gain of $934 during the six months ended June 30, 2012.

On April 6, 2011, Vista completed a combination (the “Combination”) with Midas Gold, Inc.  As part of the Combination, each of Midas Gold Inc. and Vista Gold U.S. Inc. (“Vista US”) contributed their respective interests in gold assets in the Yellow Pine-Stibnite District in Idaho to a new Canadian private company named Midas Gold Corp.  In exchange for the contribution of our Yellow Pine assets, Vista US was issued 30,402,615 Midas Gold Shares.

Upon initial recognition of its investment in the Midas Gold Shares, Vista elected to apply the fair value option, and as such, the investment is recorded at fair value in the Consolidated Balance Sheets.  The difference between the fair value of the 30,402,615 Midas Gold Shares and the carrying value of our Yellow Pine assets has been recorded as a gain on disposal of mineral property of $77,807 for the three and six months ended June 30, 2011, given that Vista ceased to have a controlling financial interest in the Yellow Pine gold project upon completion of the Combination.

Non-operating income and expenses

Gain on disposal of marketable securities

For the three- and six-month periods ended June 30, 2012 we realized a gain of $nil and $143 on the disposal of marketable securities, respectively, compared to a gain of $81 and $447 for the same periods in 2011, respectively.  Gains fluctuate based on the individual securities cost basis at the time of acquisition compared to the realized proceeds at the time of disposal.

At June 30, 2012, we held marketable securities available-for-sale with a quoted market value of $809.  We purchased the securities for investing purposes with the intent to hold the securities until such time as it would be advantageous to sell the securities at a gain. Although there can be no reasonable assurance that a gain will be realized from the sale of the securities, we monitor the market status of the securities regularly in order to mitigate the risk of loss on the investment.

Unrealized loss on long-term investment

Unrealized loss on long-term investment was $34,951 and $42,316 for the three and six months ended June 30, 2012, respectively, as compared with $nil for the same periods in 2011.  Upon initial recognition of our investment in the Midas Gold Shares on April 6, 2011, we elected to apply the fair value option, and as such, the investment is recorded at fair value in the Consolidated Balance Sheets with subsequent changes in fair value being recorded in the Consolidated Statements of Income/(Loss) in the period in which they occur.

Deferred income tax expense

As of June 30, 2012, our non-US deferred tax assets were fully reserved with a related valuation allowance.  Accordingly, foreign jurisdictions have not recorded any total tax expense or benefit for the current period.  The Combination, discussed above, was a tax-free reorganization for U.S. tax purposes.  Upon completion of the Combination, Vista US received Midas Gold Shares with a fair value that was determined to be $78,872.  The corresponding estimated deferred tax liability of $29,675 at the time of the Combination exceeded the valuation allowance of $6,086 for Vista US.  Therefore, the valuation allowance against Vista US’s deferred tax asset was released upon receipt of the Midas Gold Shares.  During the six months ended June 30, 2012, the Company recorded an unrealized loss on the Midas Gold Shares of $42,316 with a corresponding US tax benefit of $15,724.  The tax calculation is based on an effective rate of 38.87% (US Federal — 35% and state — 3.87%).

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $15,205 for the six-month period ended June 30, 2012, as compared to $9,991 for the same period in 2011.  The increase of $5,214 was primarily the result of increases in expenses at our Mt. Todd gold project associated with the feasibility study and other permitting activities, legal fees and professional fees associated with our Canadian base shelf prospectus and United States base shelf registration statement prospectus and the Earn-in Right Agreement (defined below) with Invecture Group, S.A. de C.V. (“Invecture”).

Investing activities

Net cash provided by investing activities was $3,002 for the six-month period ended June 30, 2012 was primarily due to receipt of $3,500 in accordance with the Additional Option Agreement and Earn-In Right Agreement (discussed below), which was partially offset by additions to plant and equipment of $589.  Net cash used in investing activities of $3,324 for the same period in 2011 was primarily due to the acquisition of long-term investments of $3,632.

Financing activities

Net cash provided by financing activities was $1,833 for the six months ended June 30, 2012.  We received cash of $1,100 from the exercise of compensation warrants during April 2012 and $733 from the exercise of compensation options during March 2012.

Net cash provided by financing activities was $6,468 for the six-month period ended June 30, 2011.  On March 4, 2011, we used a portion of the net cash proceeds of $33,074 from our October 22, 2010 private placement of special warrants to repay the outstanding principal amount of $23,000 on its then outstanding 10% senior secured convertible notes.  We also received cash proceeds of $28,988 from our April 11, 2011 equity financing.

Liquidity and Capital Resources

At June 30, 2012, our total assets were $126,048, compared to $180,603 as of December 31, 2011, representing a decrease of $54,555. The decrease in total assets was primarily due to a decrease in long-term investment of $42,271 and a net decrease in our cash and cash equivalents of $10,370.  At June 30, 2012, we had working capital of $7,121 as compared with working capital of $16,947 at December 31, 2011, representing a decrease of $9,826.  Our working capital was impacted primarily by the cash inflows of $5,333 (discussed above) offset by cash outflows expended on normal operating activity of $15,205.

Our plans for 2012 include completing a new resource estimate, complete an updated feasibility study based on the new resource estimate and to advance project permitting at Mt. Todd.  We also plan to complete a preliminary economic assessment at Guadalupe de los Reyes.

On July 30, 2012, we announced that we closed our private placement of units (the “Units”).  We completed the sale of 5,000,000 Units for gross proceeds of $15,000 (the “Offering”).  Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant (each full warrant, a “Warrant”).  Each Warrant entitles the holder thereof to purchase one common share at a price of $3.60 (subject to adjustment in certain circumstances) and is exercisable for a period of 24 months from the closing of the Offering.

In connection with the Offering, we paid a cash commission of $500 and issued a total of 166,667 compensation warrants (“Compensation Warrants”) to finders that provided services in respect of subscriptions for 3,333,334 Units.  Each Compensation Warrant entitles the holder thereof to purchase one common share at a price of $3.18 (subject to adjustment in certain circumstances) for a period of 24 months from the closing of the Offering.

The net proceeds from the sale of Units will be used for ongoing technical evaluations/engineering studies, exploration/resource conversion drilling and water treatment at the Mt. Todd gold project in Northern Territory, Australia and for general corporate purposes.

The above-described securities have not been registered under the U.S. Securities Act of 1933, as amended, (the “U.S. Securities Act”) or any state securities laws of any state of the United States, and may not be offered or sold in the United States or to, or for the account or benefit of, a U.S. person (as defined in Regulation S under the U.S. Securities Act) or a person in the United States absent registration under the U.S. Securities Act or an applicable exemption from such registration requirements and in accordance with all applicable state securities laws of any state of the United States.

On February 7, 2012, we announced that we had entered into an earn-in right agreement with Invecture (the “Earn-in Right Agreement”) with respect to our Concordia gold project.  Under the terms of the Earn-in Right Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 62.5% interest in DZ Mexico. See “Project Updates” below for a complete discussion of this transaction.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Contractual Obligations

At June 30, 2012, our contractual obligations consist of our operating lease obligation of $93 associated with our Colorado office, which is due in less than one year, and our $635 obligation for the balance due on our acquisition of some land for our Concordia gold project, which is due upon the achievement of certain milestones and is recorded in other long-term liabilities in our Consolidated Balance Sheets.

Transactions with Related Parties

Agreement with Sierra Partners LLC

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with investor relations and corporate finance consulting services.  A founder and partner of Sierra is also one of our directors. Under the terms of the agreement, Sierra provided us with consulting services commencing April 1, 2009 and ending on March 31, 2010, with the agreement continuing thereafter on a month-to-month basis.  Sierra provides support and analysis of our general corporate finance and strategy efforts.  As compensation for these services, we agreed to pay to Sierra a monthly retainer fee of $10 for the duration of the agreement.  We have issued 90,000 stock options to Sierra and recorded stock based compensation of $94 since inception of our relationship. As of June 30, 2012, we had made payments to Sierra under the agreement totaling $390, of which $30 and $60 had been paid during the three and six months ended June 30, 2012, respectively.

Project Updates

Concordia Gold Project

On February 7, 2012, we announced that we have entered into an Earn-in Right Agreement with Mexico-based Invecture with respect to our Concordia gold project.

We hold the Concordia gold project through our wholly-owned, Mexican subsidiary, Desarrollos Zapal, S.A. de C.V. (“DZ Mexico”). Under the terms of the Earn-in Right Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest (subsequently adjusted, see below) in DZ Mexico (the “Earn-in Right”).  The Earn-in Right will expire if not exercised by February 7, 2014, subject to extension in certain circumstances (the “Earn-in Period”).  The Earn-in Right Agreement provides that during the Earn-in Period, Invecture will, at its sole expense, manage and operate the Concordia gold project and will undertake all commercially reasonable efforts to obtain the Change of Forest Land Use Permit (“CUSF”) and the Authorization of Environmental Impact which are required to develop the project.

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

During the Earn-in Period and subject to the terms of the Agreement, Vista holds 37.5% of the DZ Mexico shareholder voting rights. The remaining 62.5% of the DZ Mexico shareholder voting rights are held in a trust that will be instructed by representatives of Vista and Invecture.  Upon Invecture’s exercise of the Earn-in Right, Vista will continue to hold a 37.5% interest in DZ Mexico and the Concordia gold project.

As part of the Earn-in Right Agreement, DZ Mexico has transferred all of its other material assets, including the mill equipment acquired by Vista for the Concordia gold project in 2008 and the Guadalupe de los Reyes gold/silver project, to other entities in the Vista group of companies. Vista has granted Invecture the option to cause DZ Mexico to acquire the mill equipment for $16,000 plus certain storage, insurance and transportation costs and any applicable taxes provided that notice of exercise is received no later than February 7, 2013.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.  All statements, other than statements of historical facts, included in this quarterly report, that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•                  proposed use of proceeds from the Company’s private placement completed July 2012;

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

•                  the amendment and re-filing of the Company’s CUSF application and uncertainty regarding SEMARNAT’s review of the Company’s amended CUSF application;

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged in the acquisition of gold projects and related activities, including exploration, engineering, permitting and the preparation of feasibility studies. The value of our properties, as well as our marketable securities and our investment in Midas Gold Corp. is related to the price of gold, and changes in the price of gold could affect our ability to generate revenue from our portfolio of gold projects.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production, recycling and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because we have exploration operations in North America, Indonesia and Australia, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations.

ITEM 4.   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

At the end of the period covered by this quarterly report on Form 10-Q for the period ended June 30, 2012, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURE

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the recently enacted United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of by the United States Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the six months ended June 30, 2012, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)               Exhibits

10.1	Employment Agreement with John F. Engele, previously filed as Exhibit 10.1 to the Registrant’s For 8-K filed with the SEC on June 1, 2012.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1) (2)	XBRL Instance Document
101.SCH(1) (2)	XBRL Taxonomy Extension — Schema
101.CAL(1) (2)	XBRL Taxonomy Extension — Calculations
101.DEF(1) (2)	XBRL Taxonomy Extension — Definitions
101.LAB(1) (2)	XBRL Taxonomy Extension — Labels
101.PRE(1) (2)	XBRL Taxonomy Extension — Presentations

(1)                Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the three and six months ended June 30, 2012 and 2011, (ii) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

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

VISTA GOLD CORP.
(Registrant)

Date: August 7, 2012	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Date: August 7, 2012	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer