Form 10-Q
period 2012-09-30
VISTA GOLD CORP
filed 2012-11-02
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 77,380,948 common shares, without par value, outstanding at October 31, 2012.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2012

PART I — FINANCIAL STATEMENTS

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands)

	September 30,	December 31,
	2012	2011

Assets:
Current assets:
Cash and cash equivalents	$14,852	$17,873
Restricted cash (Note 5)	59	134
Marketable securities (Note 3)	867	986
Other investments (Note 4)	106,666	—
Other current assets	1,767	1,177
Total current assets	124,211	20,170

Non-current assets:
Mineral properties (Note 5)	13,951	16,517
Plant and equipment, net (Note 6)	19,702	19,232
Amayapampa interest (Note 7)	4,813	4,813
Long-term investments (Note 4)	65	119,871
Total non-current assets	38,531	160,433

Total assets	$162,742	$180,603

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$282	$757
Accrued liabilities and other	1,586	2,466
Total current liabilities	1,868	3,223

Non-current liabilities:
Other long-term liabilities	635	635
Deferred tax liability, net	29,245	35,522
Total non-current liabilities	29,880	36,157

Total liabilities	31,748	39,380

Commitments and contingencies — (Note 13)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2012 - 77,329,861 and 2011 - 71,503,883 (Note 8)	393,686	380,119
Additional paid-in capital (Note 9)	30,489	24,670
Accumulated other comprehensive income (Note 10)	19	175
Accumulated deficit during exploration stage	(293,200)	(263,741)
Total shareholders’ equity	130,994	141,223

Total liabilities and shareholders’ equity	$162,742	$180,603

Approved by the Board of Directors

/s/ John M. Clark	/s/ Tracy A. Stevenson
John M. Clark	Tracy A. Stevenson
Director	Director

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative during Exploration
	2012	2011	2012	2011	Stage

Operating income and (expenses):
Exploration, property evaluation and holding costs	$(6,294)	$(5,803)	$(18,759)	$(13,606)	$(76,883)
Corporate administration and investor relations	(1,739)	(1,312)	(5,816)	(4,069)	(38,763)
Depreciation and amortization	(132)	(87)	(391)	(247)	(1,731)
Loss on extinguishment of convertible debt	—	—	—	—	(1,218)
Gain/(loss) on currency translation	183	17	100	53	46
Gain/(loss) on disposal of mineral property, net (Note 5)	1,000	(5)	1,934	77,802	81,598
Total operating income/(expense)	(6,982)	(7,190)	(22,932)	59,933	(36,951)

Non-operating income and (expenses):
Gain/(loss) on sale of marketable securities	1	(2)	145	445	7,947
Unrealized gain/(loss) on other investments (Note 4)	29,132	27,762	(13,184)	27,762	24,163
Write down of marketable securities	—	—	—	—	(1,007)
Interest income	11	11	32	37	2,844
Interest expense	—	—	—	(120)	(4,096)
Other income/(expense)	32	109	204	109	(4,904)
Total non-operating income/(expense)	29,176	27,880	(12,803)	28,233	24,947

Income/(loss) from continuing operations before income taxes	22,194	20,690	(35,735)	88,166	(12,004)
Deferred income tax benefit/(expense)	(9,925)	(9,957)	6,276	(33,546)	(29,246)
Income/(loss) from continuing operations after income taxes	12,269	10,733	(29,459)	54,620	(41,250)
Loss from discontinued operations	—	—	—	—	(12,863)
Net income/(loss)	$12,269	$10,733	$(29,459)	$54,620	$(54,113)

Other comprehensive income/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	70	(319)	(156)	(446)	19
Comprehensive income/(loss)	$12,339	$10,414	$(29,615)	$54,174	$(54,094)

Basic:
Weighted average number of shares outstanding	75,859,161	71,213,543	73,183,166	67,441,707
Net income/(loss) per share	$0.16	$0.15	$(0.40)	$0.81
Diluted:
Weighted average number of shares outstanding	76,725,177	72,781,902	73,183,166	68,202,947
Net income/(loss) per share	$0.16	$0.15	$(0.40)	$0.80

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

	Common stock	Additional paid-in capital	Deficit	Accumulated other comprehensive income/(loss)	Total shareholders’ equity

Balances at December 31, 2011	$380,119	$24,670	$(263,741)	$175	$141,223

Shares issued	11,448	—	—	—	11,448
Stock options expensed	—	872	—	—	872
Stock options exercised	21		—	—	21
Restricted stock units expensed	—	2,164	—	—	2,164
Compensation options exercised	733	—	—	—	733
Compensation warrants exercised	1,365	—	—	—	1,365
Warrants issued	—	2,783	—	—	2,783
Other comprehensive loss	—	—	—	(156)	(156)
Net loss	—	—	(29,459)	—	(29,459)

Balances at September 30, 2012	$393,686	$30,489	$(293,200)	$19	$130,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Nine Months Ended September 30,		Cumulative during exploration
	2012	2011	stage
Cash flows from operating activities:
Net income/(loss) for the period	$(29,459)	$54,620	$(54,113)
Adjustments to reconcile net income/(loss) for the period to net cash used in operations:
Depreciation and amortization	391	247	1,731
Stock-based compensation	3,036	1,363	10,096
Gain on disposal of marketable securities	(145)	(445)	(7,947)
Loss on extinguishment of convertible notes	—	—	1,218
Accrued interest and accretion of interest	—	120	4,096
Gain on disposal of mineral property	(1,934)	(78,072)	(81,867)
Common stock issued for interest	—	—	1,841
Unrealized (gain)/loss on other investments	13,184	(27,762)	(24,163)
Write down of marketable securities	—	—	1,007
Deferred tax (benefit)/expense	(6,276)	33,546	29,246
Other non-cash items	—	—	1,304
Change in working capital account items:
Other current assets	(590)	(33)	(2,029)
Accrued interest payable	—	(504)	(8,090)
Accounts payable, accrued liabilities and other	(1,402)	295	(487)
Net cash used in operating activities	(23,195)	(16,625)	(128,157)

Cash flows from investing activities:
Purchases of marketable securities	(138)	(267)	(1,826)
Proceeds from sales of marketable securities	248	583	11,297
Acquisition of long-term investments	—	(3,632)	(3,632)
Additions to mineral property	—	(588)	(7,647)
Additions to plant and equipment	(861)	(255)	(21,304)
Change in restricted cash	75	—	75
Proceeds from additional option agreement	2,500	1,000	3,500
Proceeds from earn-in right agreement	2,000	—	2,000
Proceeds on disposal of mineral property	—	—	188
Proceeds on disposal of plant and equipment	—	—	52
Cash transferred to Allied Nevada Gold Corp., net of receivable	—	—	(24,517)
Net cash (used in)/provided by investing activities	3,824	(3,159)	(41,814)

Cash flows from financing activities:
Net proceeds from equity financings	14,231	28,984	151,301
Repayment of convertible notes	—	(23,000)	(26,108)
Proceeds from exercise of warrants	1,365	309	40,694
Proceeds from exercise of compensation options	733	—	733
Proceeds from exercise of stock options	21	706	3,995
Issuance of convertible notes	—	—	28,345
Cash paid in lieu of capital stock issuances	—	(107)	(107)
Transaction costs	—	—	(1,841)
Net cash provided by financing activities	16,350	6,892	197,012

Increase/(decrease) in cash and cash equivalents	(3,021)	(12,892)	27,041
Decrease in cash and cash equivalents - discontinued operations	—	—	(12,863)
Net increase/(decrease) in cash and cash equivalents	(3,021)	(12,892)	14,178
Cash and cash equivalents, beginning of period	17,873	39,838	674
Cash and cash equivalents, end of period	$14,852	$26,946	$14,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

1. Nature of Operations and Basis of Presentation

Vista Gold Corp. and its subsidiaries (collectively, “Vista,”  the “Company,” “we,” “our” or “us”) operate in the mining industry and are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions. As such, we are considered an Exploration Stage Enterprise. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies resulting in changes to the operating assumptions underlying previous engineering work.

We are continuing to move our more advanced projects through technical, engineering and feasibility studies in order to make production decisions on those projects.

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and  should be read in conjunction with the audited consolidated financial statements as of December 31, 2011 and 2010, in our Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts.  These estimates and assumptions are based on information available as of the date of the financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are of a normal and recurring nature, necessary to present fairly in all material respects the financial position as of September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011, in conformity with U.S. GAAP.   Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any future period. The December 31, 2011 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required in the annual financial statements by GAAP.

2. Recent Accounting Pronouncements

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

3. Marketable Securities

	At September 30, 2012			At December 31, 2011
	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value

Sprott Resources Corp.	$139	$79	$218	$139	$75	$214
Silver Predator	87	23	110	87	55	142
Canadian Phoenix	99	(1)	98	99	(4)	95
Other	523	(82)	441	486	49	535
	$848	$19	$867	$811	$175	$986

During the year ended December 31, 2011, we determined that certain of our securities had an other-than-temporary decline in value and a write down of $158 was included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).  There were no such write downs during the nine months ended September 30, 2012.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

4. Other Investments

Midas Gold Corp. Combination

In April 2011, Vista completed a combination (the “Combination”) with Midas Gold, Inc.  As part of the Combination, each party contributed their respective interests in gold assets in the Yellow Pine-Stibnite District in Idaho to form a new Canadian private company named Midas Gold Corp. (“Midas Gold”). In exchange for the contribution of its equity interests in Idaho Gold Holding Company, Vista Gold U.S., Inc. (“Vista US”) was issued 30,402,615 common shares in the capital of Midas Gold.  Concurrently with the Combination, Midas Gold completed a private placement of 6,129,800 shares (the “Private Placement”).  We purchased 1,400,000 shares through the Private Placement for an aggregate purchase price of C$3,500 ($3,632 based on the exchange rate on April 6, 2011). Following completion of the Combination and the Private Placement, Vista and Vista US together held 31,802,615 Midas Gold shares.

Upon initial recognition of its investment in the Midas Gold shares, Vista elected to apply the fair value option, and as such, the investment is recorded at fair value in the Consolidated Balance Sheets (Note 14).  Subsequent changes in fair value are recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) in the period in which they occur.  The difference between the fair value of the 30,402,615 Midas Gold shares and the carrying value of our Yellow Pine assets has been recorded as a gain on disposal of mineral property given that Vista ceased to have a controlling financial interest in the Yellow Pine gold project upon completion of the Combination.

The Combination with Midas Gold, Inc. was a tax-free reorganization for U.S. tax purposes.  However, upon completion of the Combination, Vista US received Midas Gold shares with a fair value that was determined to be $78,872.  The corresponding estimated deferred tax expense of $29,675 at the time of the Combination exceeded the valuation allowance of $6,086 for Vista US.  Therefore, the valuation allowance against Vista US’s deferred tax asset was released upon receipt of the Midas Gold shares.    During the nine months ended September 30, 2012, we recorded an unrealized loss on the Midas Gold shares of $13,184 with a corresponding US tax benefit of $5,124.  The tax calculation is based on an effective rate of 38.87% (US Federal — 35% and state — 3.87%).  As of September 30, 2012, the fair value of the Midas Gold shares we hold was $106,666.

As of September 30, 2012, the Company has reclassified its investment in Midas Gold from long-term assets to current assets as the restrictions on the sale of Midas Gold share expire in less than one year.

As of June 30, 2012, which represents Midas Gold’s latest available financial data as of the filing date of this quarterly report, Midas had 114,466,936 common shares outstanding of which Vista owns 31,802,615 common shares or 27.8%.  Summarized financial information for Midas Gold as of June 30, 2012 and December 31, 2011 and for the six months ended June 30, 2012 and 2011, which are prepared in accordance with International Financial Reporting Standards for interim financial statements is as follows.

Midas Gold Condensed Consolidated Interim Statements of Financial Position

	June 30, 2012	December 31, 2011

Total current assets	$48,543	$37,341
Total non-current assets	147,528	119,126
Total current liabilities	5,570	3,654
Total non-current liabilities	382	563
Total equity	190,119	152,250

Midas Gold Condensed Consolidated Statements of Net Loss

	Six months ended June 30,
	2012	2011

Operating expense	$4,794	$4,331
Net loss	4,415	4,378

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

5. Mineral Properties

	At December 31, 2011	Cost recovery	At September 30, 2012

Long Valley, United States	$750	$—	$750
Las Cardones, Mexico (a)	10,303	(2,000)	8,303
Guadalupe de los Reyes, Mexico	2,752	—	2,752
Awak Mas, Indonesia (b)	566	(566)	—
Mt. Todd, Australia	2,146	—	2,146
	$16,517	$(2,566)	$13,951

The recoverability of the carrying values of our mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale or lease, of these properties.  Development and/or start-up of any of these projects will depend on, among other things, management’s ability to raise additional capital for these purposes.  Although we have successfully raised capital in the past, there can be no assurance that we will be able to do so in the future.

We have determined that no impairment provision is currently required.  A write down in the carrying values of one or more of our mineral properties may be required in the future as a result of events and circumstances, such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of gold and other commodities or input prices.

(a)                                  Las Cardones (formerly Concordia)

On February 7, 2012, the Company entered into an earn-in right agreement (the “Earn-in Right Agreement”) with Invecture Group, S.A. de C.V. (“Invecture”) with respect to Vista’s Concordia gold project in Baja California Sur, Mexico, which has recently been renamed “Las Cardones”.  Vista holds the Las Cardones gold project through our wholly owned subsidiary Desarrollos Zapal S.A de C.V. (“DZ Mexico”).  Under the terms of the Earn-in Right Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest in DZ Mexico (the “Earn-in Right”).  Invecture’s right to earn a 60% interest in DZ Mexico was adjusted to 62.5% during the three-month period ended June 30, 2012 pursuant to the terms of the Earn-in Right Agreement.  The Earn-in Right will expire if not exercised by February 7, 2014, subject to extension in certain circumstances (the “Earn-in Period”). The Earn-in Right Agreement provides that during the Earn-in Period, Invecture will, at its sole expense, manage and operate the Las Cardones gold project and will undertake all commercially reasonable efforts to obtain the Change of Forest Land Use Permit (“CUSF”) and the Authorization of Environmental Impact which are required to develop the project.

The Earn-in Right Agreement provides that the exercise of the Earn-in Right by Invecture is conditional upon, among other things: (i) receipt of the CUSF and the Authorization of Environmental Impact; (ii) the completion of a feasibility report on the Las Cardones gold project that updates the existing feasibility report with respect to costs; (iii) Invecture funding the Las Cardones gold project during the Earn-in Period; and (iv) Invecture making an additional payment of $20,000 to DZ Mexico, which amount will be used to repay intercompany loans owed by DZ Mexico to Vista.

During the remainder of the Earn-in Period and subject to the terms of the Earn-in Right Agreement, Vista holds 37.5% of the DZ Mexico shareholder voting rights.  The remaining 62.5% of the DZ Mexico shareholder voting rights are held in a trust that will be instructed by representatives of Vista and Invecture.  Upon Invecture’s exercise of the Earn-in Right, Vista will continue to hold a 37.5% interest in DZ Mexico which represents an indirect 37.5% interest in the Las Cardones gold project.

(b)                                 Awak Mas

The Awak Mas gold project in Indonesia is subject to a 2009 joint venture agreement (the “JV Agreement”) with Awak Mas Holdings Pty. Ltd. (“AM Holdings”), assignee of Pan Asia Resources Corp. (“Pan Asia”), whereby AM Holdings may earn a 60% interest in the Awak Mas gold project subject to certain spending and performance conditions.  In June 2011, we entered into an additional option agreement (the “Additional Option Agreement”) with Pan Asia (subsequently assigned to AM Holdings), which provides AM Holdings the option to earn an additional 20% interest in Awak Mas after it has earned the 60% interest (for a total 80% interest) in the project pursuant to the JV Agreement.  The Additional Option Agreement is subject to meeting certain conditions, including making certain cash payments to Vista.  Since inception of the Additional Option Agreement, the Company has received $3,500 and recorded these proceeds as a cost recovery against the carrying value of the Awak Mas gold project until the carrying value was reduced to zero.  The proceeds

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

received in excess of the carrying value of the project were recorded as a realized gain of $1,000 and $1,934 during the three and nine months ended September 30, 2012, respectively.

As of September 30, 2012 and December 31, 2011, we recorded restricted cash of $59 and $134, respectively, related to cash at the Awak Mas gold project contributed by Pan Asia but not yet spent for the furtherance of the project.

6. Plant and Equipment

	September 30, 2012			December 31, 2011
	Cost	Accumulated depreciation and write downs	Net	Cost	Accumulated depreciation and write downs	Net

Las Cardones, Mexico	$18,248	$104	$18,144	$18,238	$92	$18,146
Awak Mas, Indonesia	242	210	32	233	171	62
Mt. Todd, Australia	2,422	982	1,440	1,660	689	971
Guadalupe de los Reyes, Mexico	22	2	20	—	—	—
Corporate, United States	488	422	66	430	377	53
	$21,422	$1,720	$19,702	$20,561	$1,329	$19,232

As part of the Earn-in Right Agreement, Vista has granted Invecture the right to cause DZ Mexico to acquire certain mill equipment from Vista for $16,000 (the equipment’s book value) plus certain storage, insurance and transportation costs and any applicable taxes provided that notice of exercise of the right is received by February 7, 2013.

7. Amayapampa Interest

On April 7, 2008, we entered into an agreement to dispose of our wholly-owned subsidiary Vista Gold (Antigua) Corp. (“Vista Gold Antigua”) to Republic Gold Limited (“Republic”). Vista Gold Antigua indirectly held our interest in the Amayapampa gold project in Bolivia. Under the terms of the transaction, Republic agreed to pay to us a total amount of $3,000 in three payments of $1,000. The first of these payments will be due and payable upon the start of commercial production (as defined in the purchase and sale agreement) at the Amayapampa gold project followed by $1,000 payments on each of the first and second anniversaries of the start of commercial production.  In addition, Republic agreed to pay to us a net smelter return (“NSR”) royalty on the gold produced by or on behalf of Republic from the Amayapampa gold project in varying percentages depending on the price of gold per ounce. The NSR is capped at 720,000 gold equivalent ounces.  To date, no amount has been paid or is payable to the Company under this agreement.

On February 3, 2012, Republic announced that it has suspended operations in Bolivia at the Amayapampa gold project pending regulatory and policy certainty specifically related to the nationalization of mining assets and the implications of the Bolivian Draft Mining Code.  On June 4, 2012, Republic announced that it intended to sell its interest in the Amayapampa gold project (the “Sale Transaction”), which is currently in the due diligence process.  As of September 30, 2012, we evaluated the carrying amount of the Amayapampa interest based upon the probability-weighted cash flows taking into account a higher probability that the project may never go into production or that commercial production may be delayed in part due to the proposed Sale Transaction and also due to the political risks described above.  Based upon the upward trend in long-term gold prices and higher estimated gold production specified in third party technical reports, we concluded that there was no change in fair value as of September 30, 2012.

The Amayapampa interest is considered a financial instrument and as such has been accounted for at its fair value of $4,813 based on probability-weighted cash flow scenarios and assumptions, including future gold prices, estimated gold production and the expected timing of commercial production commencement (Note 14).

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

8. Capital Stock

Common shares issued and outstanding

Number of shares issued
As of December 31, 2011	71,503,883
Exercises of compensation options	225,000
Exercises of compensation warrants	593,478
Private Placement, July 2012	5,000,000
Exercises of stock options	7,500
As of September 30, 2012	77,329,861

On March 13, 2012, the Company received $733 in proceeds from the issuance of 225,000 common shares resulting from the exercise of 225,000 compensation options issued in April 2011.  On April 18, 2012, the Company received $1,100 in proceeds from the issue of 478,261 common shares resulting from the exercise of 478,261 compensation warrants issued in April 2011. On August 10, 2012, the Company received $265 in proceeds from the issuance of 115,217 common shares resulting from an exercise of 115,217 compensation warrants issued in October 2010.

Private Placement, July 2012

During July 2012, the Company closed its private placement of 5,000,000 units (the “Units”) for gross proceeds of $15,000 (the “2012 Offering”).  Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant (each full warrant, a “Warrant”).  Each Warrant entitles the holder thereof to purchase one common share at a price of $3.60 per share (subject to adjustment in certain circumstances) and is exercisable for a period of 24 months from the closing of the 2012 Offering.  In connection with the 2012 Offering, the Company paid cash commissions of $500 and issued a total of 166,667 compensation warrants (“Compensation Warrants”) to finders that provided services in respect of subscriptions for 3,333,334 Units.  Each Compensation Warrant entitles the holder thereof to purchase one common share at a price of $3.18 per share (subject to adjustment in certain circumstances) for a period of 24 months from the closing of the 2012 Offering.

9. Additional Paid-in Capital

	Warrants	Stock based compensation	Compensation options	Other paid-in capital	Total additional paid- in capital

As of December 31, 2011	$10,288	$5,065	$588	$8,729	$24,670
Warrants exercised	(576)	—	—	576	—
Warrants issued	2,783	—	—	—	2,783
Stock options expensed	—	872	—	—	872
Stock options exercised	—	(12)	—	12	—
Restricted stock units expensed	—	2,164	—	—	2,164
Compensation options exercised	—	—	(294)	294	—
As of September 30, 2012	$12,495	$8,089	$294	$9,611	$30,489

Warrants

Warrant activity is summarized in the following table:

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

	Warrants outstanding	Valuation	Weighted average exercise price per share	Weighted average remaining life (yrs.)	Intrinsic value

As of December 31, 2011	15,850,238	$10,288	$3.45	3.7	$485
Exercised	(593,478)	(576)
Issued	2,666,666	2,783
As of September 30, 2012	17,923,426	$12,495	$3.51	2.9	$2,178

2,499,999 warrants and 166,667 compensation warrants were issued in conjunction with the 2012 Offering as discussed in Note 7.  The 17,923,426 outstanding warrants expire in the following time frames: 36,958 warrants expire in October 2012; 2,666,666 expire July 2014 and 15,219,802 expire in October 2015.

Compensation Options

	Compensation options outstanding	Valuation	Weighted average exercise price per share	Expiry date	Weighted average remaining life (yrs.)

As of December 31, 2011	450,000	$588	$3.30	April 2013	1.3
Exercised	(225,000)	(294)
As of September 30, 2012	225,000	$294	$3.30	April 2013	0.6

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or restricted stock units (“RSUs”) or restricted stock awards (“RSAs”) to our directors, officers, employees and consultants.  The combined maximum number of our common shares that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding common shares on a non-diluted basis.    Options under the Plan are granted from time to time at the discretion of the Board of Directors (“Board”), with vesting periods and other terms as determined by the Board.  The LTIP is administered by the Board, which can delegate the administration to the Compensation Committee of the Board or to such other officers and employees of Vista as designated by the Board.  Stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Stock options	$429	$336	$872	$1,096
Restricted stock units	614	79	2,164	267
	$1,043	$415	$3,036	$1,363

As of September 30, 2012, stock options and RSUs had unrecognized compensation expense of $1,693 and $4,568, respectively, which is expected to be recognized over a weighted average period of 0.85 and 1.83 years, respectively.

Stock Options

A summary of option activity under the Plan as of September 30, 2012 and changes during the period then ended is set forth in the following table:

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

	Number of options	Weighted average exercise price per option	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding - December 31, 2011	3,195,000	$3.27	2.73	$1,039
Granted	400,000	3.16
Exercised	(7,500)	2.88
Expired	(495,000)	4.58
Outstanding - September 30, 2012	3,092,500	$3.04	2.63	$2,395

Exercisable - September 30, 2012	2,792,500	$3.01	2.46	$2,298

A summary of the status of our unvested stock options as of September 30, 2012 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average grant-date fair value per option	Weighted average remaining amortization period (Years)
Unvested - December 31, 2011	597,500	$1.60
Granted	400,000	1.65
Vested	(697,500)	1.57
Unvested - September 30, 2012	300,000	$1.74	0.85

Restricted Stock Units

The following table summarizes the RSU activity under the LTIP as of September 30, 2012 and changes during the period then ended is set forth in the following table:

	Number of units	Weighted average fair value
Unvested - December 31, 2011	960,000	$3.84
Cancelled	(107,832)	3.07
Granted	1,142,339	3.19
Unvested - September 30 , 2012	1,994,507	$3.50

On January 1, 2012, a total of 300,000 RSUs were granted to certain members of the Board, 107,832 of which were cancelled in August 2012. The RSUs granted vest when the average adjusted value of the common shares (or common shares plus dividends or distribution value) measured over any consecutive 30-day period is two times the closing trading price of the common shares as listed on the NYSE MKT Exchange on November 2, 2011 of $3.78 per share, provided that this period is at least one year after the grant date of the RSUs. The adjusted value is the closing trading price of the common shares as listed on the NYSE MKT Exchange (on any given day) divided by one (1) plus the percentage change (increase/decrease) from date the RSUs were granted to the current date of the average of the AMEX Gold Basket of Unhedged Gold Stocks Index (“HUI”) and the Philadelphia Gold and Silver Sector Index (“XAU”).  In the event the share price vesting provision is met prior to the end of one year, the RSUs will vest at the end of one year regardless of the share price at that time.  Upon vesting, a holder of an RSU award will receive one common share, for no additional consideration, for each RSU award held.  If the vesting conditions are not met within 36 months of the date of grant, the RSUs are cancelled and of no further force and effect. In addition, on January 1, 2012, a member of executive management was granted 50,000 RSUs which vest one year from the date of grant.

On September 18, 2012, the Board granted a total of 792,339 RSUs to employees and executive management.  40% of the RSUs granted vest three years from the grant date and the remaining 60% vest based on the performance of the Company’s share price relative to the average of the HUI and XAU (the “Benchmark”) expressed as a percent change over the period.   The lower threshold is defined by the Company’s share price underperforming the Benchmark by 20% and the upper threshold is defined by the Company’s share price exceeding the Benchmark by 20%.  Vesting will be calculated linearly with the lower threshold being zero, performance equal to the

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

Benchmark being 50% and the upper threshold being 100%.  If the performance vesting conditions are not met within 24 months of the date of grant, the RSUs are cancelled and of no further force and effect.

10. Accumulated Other Comprehensive Income

	Accumulated other comprehensive income	Accumulated other comprehensive income, net of tax
As of December 31, 2011	$175	$149
Decreases to fair market value of marketable securities during period	(11)	(9)
Decreases due to realization of a gain on sale of marketable securities	(145)	(123)
As of September 30, 2012	$19	$17

11. Geographic and Segment Information

We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are focused principally in Australia, North America and Indonesia. We reported no revenues during the three and nine months ended September 30, 2012 and 2011.  Geographic location of mineral properties and plant and equipment is provided in Notes 5 and 6, respectively.  The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.

12. Related Party Transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with support and analysis of our general corporate finance and strategy efforts.  A founder and partner of Sierra is also one of our directors. As compensation for these services, we have agreed to pay Sierra a monthly retainer fee of $10 for the duration of the agreement.  We have issued 90,000 stock options to Sierra and recorded stock based compensation of $94 since inception of our relationship.  As of September 30, 2012, we had made payments to Sierra under the agreement totaling $420, of which $30 and $90 had been paid during the three and nine months ended September 30, 2012, respectively.

13. Commitments and Contingencies

Refer to Note 6 for commitments in connection with Las Cardones plant and equipment.

The Company’s exploration and development activities are subject to various laws and regulations governing the protection of the environment.  These laws and regulations are continually changing and are generally becoming more restrictive.  As such, the future expenditures that may be required for compliance with these laws and regulations cannot be predicted.  The Company conducts its operations to minimize effects on the environment and believes its operations are in compliance with applicable laws and regulations in all material respects.

The Company has entered into, or may enter into, various agreements to find, lease or purchase mineral interests.  These agreements typically require initial payments plus future payments for the life of the agreement; and may include provisions requiring the Company to pay NSR royalties at production. The Company can at its discretion terminate any of these agreements within defined notice periods.

14. Fair Value of Financial Instruments

U.S. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price) and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value using the following definitions (from highest to lowest priority):

•                  Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•                  Level 3 — Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

Our financial instruments include cash and cash equivalents, marketable securities, Amayapampa interest, short- and long-term investments, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market. The value of our investment in Midas Gold is based upon its quoted market price in an active market and is included in Level 1 of the fair value hierarchy.

The value of the Amayapampa interest is based on probability-weighted cash flow scenarios and assumptions including future gold prices (a probability weighted average gold price per ounce of $1,160), estimated life-of-mine gold production (ranging from 350,000 to 650,000 ounces) and the expected timing of commercial production commencement (periods ranging from 3 to 7 years or never), which are management’s best estimates based on currently available information.  Significant changes in any of the unobservable inputs in isolation would result in a significant change in fair value measurement.  Changes in individual unobservable inputs utilized in this analysis do not have a material effect on the other unobservable inputs.  This financial instrument is included in Level 3 in the fair value hierarchy.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. (“Vista”, the “Company”, “we,” “us,” or “our”) for the three- and nine-month period ended September 30, 2012 has been prepared based on information available to us as of October 31, 2012.  This MD&A should be read in conjunction with our interim consolidated financial statements for the three and nine months ended September 30, 2012 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  This MD&A contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and forward-looking information under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation.  See “Note Regarding Forward-Looking Statements” below.

All dollar amounts stated herein are in thousands of U.S. dollars, except per share amounts and per ounce amounts.

Results from Operations

Summary

For the three- and nine-month periods ended September 30, 2012, our principal focus has been the continued advancement of our Mt. Todd gold project in Northern Territory, Australia with a view towards potential development.  We have significantly expanded the estimated mineral resource, selected a two-phased strategy for the project that may result in lower initial capital, a shorter initial capital payback period and future expansion potential; and we have begun treating the water in the existing open pit as a preliminary step to dewatering.  In addition, we have begun a pre-feasibility study on the project, with completion expected in January 2013; and a feasibility study is expected to be completed during the second quarter of 2013.

Consolidated net income for the three months ended September 30, 2012 was $12,269 or $0.16 per basic share compared to consolidated net income for the same period in 2011 which was $10,733 or $0.15 per basic share.  For the nine months ended September 30, 2012, consolidated net loss was $29,459 or $0.40 per basic share compared to consolidated net income of $54,620 or $0.81 per basic share for the same period in 2011.  The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $6,294 and $18,759 during the three- and nine-month periods ended September 30, 2012, respectively, compared to $5,803 and $13,606 for the same periods in 2011, respectively.  The higher 2012 costs were primarily due to increased expenses at our Mt. Todd gold project associated with the pre-feasibility and feasibility studies and related activities, drilling, permitting, and the September 2012 start of water treatment in the existing open pit.

Corporate administration and investor relations

Corporate administration and investor relations costs were $1,739 and $5,816 during the three- and nine-month periods ended September 30, 2012, respectively, compared to $1,312 and $4,069 for the same periods in 2011, respectively.  The higher 2012 costs were primarily due to legal and professional fees associated with activities such as our shelf registration statement and the earn-in right agreement with Invecture Group, S.A. de C.V. (“Invecture”), and an increase in stock-based compensation expense incurred to attract additional professional staff and consultants.

Depreciation and amortization

Depreciation and amortization expense was $132 and $391 for the three- and nine-month periods ended September 30, 2012, respectively, compared to $87 and $247 for the same periods in 2011, respectively. The increases period-to-period were primarily attributable to increased capital expenditures at the Mt. Todd gold project.

Gain on disposal of mineral property

In June 2011, we entered into an additional option agreement (the “Additional Option Agreement”) with Pan Asia Resources Corp. (“Pan Asia”), subsequently assigned to Awak Mas Holdings Pty Ltd (“AM Holdings”), assignee of Pan Asia, which provides AM Holdings with the opportunity to earn an additional 20% interest in our Awak Mas gold project after it has earned a 60% interest (for a total of 80% interest) in the project pursuant to the original joint venture agreement (the “JV Agreement”).  The Additional Option Agreement is subject to meeting certain conditions, including making certain cash payments to Vista.  Since inception of the Additional Option Agreement, the Company has received $3,500 and recorded these proceeds as a cost recovery against the carrying value of the Awak Mas gold project until the carrying value was reduced to zero.  The proceeds received in excess of the carrying value of the project were recorded as a realized gain of $1,000 and $1,934 during the three and nine months ended September 30, 2012, respectively.

In April 2011, Vista completed a combination (the “Combination”) with Midas Gold, Inc.  As part of the Combination, each party contributed their respective interests in gold assets in the Yellow Pine-Stibnite District in Idaho to form a new Canadian private company named Midas Gold Corp. (“Midas Gold”).  In exchange for the contribution of its equity interests in Idaho Gold Holding Company, Vista Gold U.S. Inc. (“Vista US”) was issued 30,402,615 common shares in the capital of Midas Gold.  Upon initial recognition of its investment in the Midas Gold shares, Vista elected to apply the fair value option, and as such, the investment is recorded at fair value in the Consolidated Balance Sheets.  The difference between the fair value of the 30,402,615 Midas Gold shares and the carrying value of our Yellow Pine assets has been recorded as a gain on disposal of mineral property of $77,802 for the nine months ended September 30, 2011, given that Vista ceased to have a controlling financial interest in the Yellow Pine gold project upon completion of the Combination.

Non-operating income and expenses

Gain/(loss) on disposal of marketable securities

At September 30, 2012, we held available-for-sale marketable securities with a quoted market value of $867.  We purchased the securities for investing purposes with the intent to hold the securities until such time as it would be advantageous to sell the securities at a gain. For the nine months ended September 30, 2012 and 2011 we realized gains of $145 and $445, respectively, on the disposal of marketable securities.

Unrealized gain/(loss) on other investments

Unrealized gain/(loss) on other investments was $29,132 and ($13,184) for the three and nine months ended September 30, 2012, respectively, compared with $27,762 for both the three and nine months ended September 30, 2011.  Upon initial recognition of our investment in the Midas Gold shares (through the Combination, discussed above, and the additional 1,400,000 shares acquired through a private placement offering), we elected to apply the fair value option, and as such, the investment is recorded at fair value in the Consolidated Balance Sheets with subsequent changes in fair value being recorded in the Consolidated Statements of Income/(Loss) in the period in which they occur.

Deferred income tax benefit/(expense)

As of September 30, 2012, our non-US deferred tax assets were fully reserved with a related valuation allowance.  Accordingly, foreign jurisdictions have not recorded any total tax expense or benefit for the current period.  The Combination, discussed above, was a tax-free reorganization for U.S. tax purposes.  The estimated deferred tax liability associated with the fair value of the Midas Gold shares received upon completion of the Combination exceeded the valuation allowance for Vista US.  Therefore, the valuation allowance against Vista US’s deferred tax asset was released upon receipt of the Midas Gold shares. The deferred income tax benefit/(expense) will fluctuate period-to-period based on the change in the fair value of Vista US’s investment in Midas Gold.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $23,195 for the nine-month period ended September 30, 2012, compared to $16,625 for the same period in 2011.  The increase of $6,570 was primarily the result of increases in exploration, property evaluation and holding costs and corporate administration and investor relations costs as discussed above.

Investing activities

Net cash provided by investing activities was $3,824 for the nine-month period ended September 30, 2012 was primarily due to receipt of $4,500 in accordance with the Additional Option Agreement and Earn-In Right Agreement (defined and discussed below), which was partially offset by additions to plant and equipment of $861.  Net cash used in investing activities of $3,159 for the same period in 2011 was primarily due to the acquisition of Midas Gold shares.

Financing activities

Net cash provided by financing activities was $16,350 for the nine months ended September 30, 2012.  We completed a private placement offering during July 2012, as discussed below, which resulted in net proceeds to the Company of $14,231. In addition, we received cash of $1,365 from the exercise of compensation warrants during April and August 2012 and $733 from the exercise of compensation options during March 2012.

Net cash provided by financing activities was $6,892 for the nine-month period ended September 30, 2011.  On March 4, 2011 we repaid the outstanding principal amount of $23,000 on our 10% senior secured convertible notes.  In April 2011, we received net cash proceeds of $28,984 from an equity financing.

Liquidity and Capital Resources

At September 30, 2012, we had working capital of $122,343 compared with working capital of $16,947 at December 31, 2011, representing an increase of $105,396.  Our working capital increased primarily because of the reclassification of our investment in Midas Gold from long-term assets to current assets, as the restrictions on the sale of the Midas Gold shares expire in less than one year.

At September 30, 2012, our total assets were $162,742, compared to $180,603 as of December 31, 2011, representing a decrease of $17,861.  The decrease in total assets was primarily due to a decrease in the fair value of our investment in Midas Gold of $13,140 and a net decrease in our cash and cash equivalents of $3,021.

On July 30, 2012, we announced that we closed our private placement of 5,000,000 units (the “Units”) for gross proceeds of $15,000 (the “2012 Offering”).  Each Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant (each full warrant, a “Warrant”).  Each Warrant entitles the holder thereof to purchase one common share at a price of $3.60 per share (subject to adjustment in certain circumstances) and is exercisable for a period of 24 months from the closing of the 2012 Offering.  In connection with the 2012 Offering, the Company paid cash commissions of $500 and issued a total of 166,667 compensation warrants (“Compensation Warrants”) to finders that provided services in respect of subscriptions for 3,333,334 Units.  Each Compensation Warrant entitles the holder thereof to purchase one common share at a price of $3.18 per share (subject to adjustment in certain circumstances) for a period of 24 months from the closing of the 2012 Offering.  On September 29, 2012, we filed a registration statement on Form S-3 related to the resale by the purchasers of the Units of the common shares issued as part of the Units and common shares issuable upon exercise of the Warrants and Compensation Warrants.

The net proceeds from the sale of Units are being used for ongoing technical evaluations/engineering studies, exploration/resource conversion drilling and water treatment at the Mt. Todd gold project and for general corporate purposes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Contractual Obligations

At September 30, 2012, our contractual obligations consist of our $635 obligation for the balance due on our acquisition of some land for our Las Cardones gold project (formerly named Concordia gold project), which is due upon the achievement of certain milestones and is recorded in other long-term liabilities in our Consolidated Balance Sheets.

Transactions with Related Parties

Agreement with Sierra Partners LLC

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with support and analysis of our general corporate finance and strategy efforts.  A founder and partner of Sierra is also one of our directors. As compensation for these services, we have agreed to pay Sierra a monthly retainer fee of $10 for the duration of the agreement.  We have issued 90,000 stock options to Sierra and recorded stock based compensation of $94 since inception of our relationship.  As of September 30, 2012, we had made payments to Sierra under the agreement totaling $420, of which $30 and $90 had been paid during the three and nine months ended September 30, 2012, respectively.

Project Updates

Las Cardones (formerly Concordia) Gold Project

On February 7, 2012, we announced that we have entered into an earn-in right agreement (the “Earn-in Right Agreement”) Invecture with respect to our Concordia gold project, recently renamed “Las Cardones”. We hold the Las Cardones gold project through our wholly-owned, Mexican subsidiary, Desarrollos Zapal, S.A. de C.V. (“DZ Mexico”).  Under the terms of the Earn-in Right Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest (subsequently adjusted, see below) in DZ Mexico (the “Earn-in Right”).  The Earn-in Right will expire if not exercised by February 7, 2014, subject to extension in certain circumstances (the “Earn-in Period”).  The Earn-in Right Agreement provides that during the Earn-in Period, Invecture will, at its sole expense, manage and operate the Las Cardones gold project and will undertake all commercially reasonable efforts to obtain the Change of Forest Land Use Permit (“CUSF”) and the Authorization of Environmental Impact which are required to develop the project.

The Earn-in Right Agreement provides that the exercise of the Earn-in Right by Invecture is conditional upon, among other things: (i) receipt of the CUSF and the Authorization of Environmental Impact; (ii) the completion of a feasibility report on the Las Cardones gold project which updates the existing feasibility report with respect to costs; (iii) Invecture funding the project during the Earn-in Period; and (iv) Invecture making an additional payment of $20,000 to DZ Mexico, which amount will be used to repay intercompany loans owed by DZ Mexico to Vista.

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

During the Earn-in Period and subject to the terms of the Agreement, Vista holds 37.5% of the DZ Mexico shareholder voting rights.  The remaining 62.5% of the DZ Mexico shareholder voting rights are held in a trust that will be instructed by representatives of Vista and Invecture.  Upon Invecture’s exercise of the Earn-in Right, Vista will continue to hold a 37.5% interest in DZ Mexico and the Las Cardones gold project.

As part of the Earn-in Right Agreement, Vista has granted Invecture the right to cause DZ Mexico to acquire certain mill equipment for $16,000 plus certain storage, insurance and transportation costs and any applicable taxes provided that notice of exercise of the right is received by February 7, 2013.

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

•                  timing and receipt of required land use, environmental and other permits for the Las Cardones gold project and timing for completion of drilling and testing programs at the Las Cardones gold project;

•                  timing and outcome for the amendment to the Company’s application for the CUSF for the Las Cardones gold project and the anticipated re-filing of the application with the Mexican Secretariat of the Environment and Natural Resources (“SEMARNAT”);

•                  plans for evaluation of the Mt. Todd gold project;

•                  pre-feasibility study, definitive feasibility study and resource estimate results at the Mt. Todd gold project;

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

Forward-looking statements and forward-looking information have been based upon the Company’s current business and operating plans, as approved by the Company’s board of directors; the business’ cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; current market conditions and project development plans.  The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information.  These factors include risks such as:

•                  pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates on which they are based;

•                  Resource and reserve estimates results and the accuracy of assay reports and geologic interpretations on which they are based;

•                  the economic viability of deposits;

•                  the Company’s ability to obtain, renew or maintain the necessary authorizations and permits for its business, including its development plans and operating activities;

•                  the timing and results of a pre-feasibility and a definitive feasibility study on the Mt. Todd gold project;

•                  delays in commencement of construction at the Mt. Todd gold project;

•                  the Company’s ability to secure the permits for the Mt. Todd gold project;

•                  delays in commencement of construction on the Las Cardones gold project;

•                  status of the Company’s required governmental permits for the Las Cardones gold project;

•                  the amendment and re-filing of the Company’s CUSF application and uncertainty regarding SEMARNAT’s review of the Company’s amended CUSF application;

•                  political factors influencing the approval of the Company’s CUSF application;

•                  possible impairment or write down of the carrying value of the Las Cardones gold project if the CUSF is not granted;

•                  increased costs that affect the Company’s financial condition;

•                  the Company’s reliance on third parties to fulfill their obligations under its agreements;

•                  whether projects not managed by the Company will comply with its standards or meet its objectives;

•                  a shortage of skilled labor, equipment and supplies;

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production, recycling and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. Although gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because we have exploration operations in North America, Indonesia and Australia, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations.

ITEM 4.   CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

At the end of the period covered by this quarterly report on Form 10-Q for the period ended September 30, 2012, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2012, we issued 115,217 common shares upon the exercise of outstanding compensation warrants issued pursuant to our October 22, 2010 private placement financing of special warrants (detailed below).  The common shares issued upon the exercise of the compensation warrants have not been registered under the U.S. Securities Act of 1933, as amended, (the “U.S. Securities Act”) or any state securities laws of any state of the United States.  The common shares were issued to qualified accredited investors based on the representations of such investors to us pursuant to the exclusion from the registration requirements of the U.S. Securities Act provided by Regulation S under the U.S. Securities Act and pursuant to the exemption from the registration requirements of the U.S. Securities Act provided by Regulation D under the U.S. Securities Act and/or Section 4(2) of the U.S. Securities Act.

Date	Descirption	Number	Purchaser	Consideration
August 10, 2012	Common shares upon exercise of compensation warrants	115,217	Underwriters in the Company’s October 22, 2010 private placement	$265

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURE

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the recently enacted United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of by the United States Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the nine months ended September 30, 2012, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)          Exhibits

4.1

Warrants Indenture between the Company and Computershare Trust Company of Canada, dated July 27, 2012, previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on August 22, 2012.

10.1	Employment Agreement with John W. Rozelle, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 6, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1) (2)	XBRL Instance Document
101.SCH(1) (2)	XBRL Taxonomy Extension — Schema
101.CAL(1) (2)	XBRL Taxonomy Extension — Calculations
101.DEF(1) (2)	XBRL Taxonomy Extension — Definitions
101.LAB(1) (2)	XBRL Taxonomy Extension — Labels
101.PRE(1) (2)	XBRL Taxonomy Extension — Presentations

(1)      Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

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

VISTA GOLD CORP.
(Registrant)

Date: November 2, 2012	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Date: November 2, 2012	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer