Form 10-K
period 2012-12-31
VISTA GOLD CORP
filed 2013-03-14
CIK 783324

 ________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-9025

VISTA GOLD CORP.

 (Exact Name of Registrant as Specified in its Charter)

(Exact Name of Registrant as Specified in its Charter)r
Yukon Territory	98-0542444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 5, 7961 Shaffer Parkway
Littleton, Colorado	80127
(Address of Principal Executive Offices)	(Zip Code)

(720) 981-1185

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares without par value	NYSE MKT

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐No☒

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

      Large Accelerated Filer ☐  Accelerated Filer ☒  Non-Accelerated Filer ☐Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $210,123,000

The number of shares of the Registrant’s Common Stock outstanding as of February 26, 2013 was 81,563,498.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2013 Annual General Meeting of Shareholders are incorporated herein.  See Part III.

 ________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

The term “mineralized material” as used in this annual report on Form 10-K, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC Industry Guide 7 standards.  We cannot be certain that any part of the mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”.  Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

Mineral resources that are not mineral reserves have no demonstrated economic viability.  The preliminary assessment on the Guadalupe de los Reyes gold/silver project is preliminary in nature and includes “inferred mineral resources” that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves.  There is no certainty that the preliminary assessment at the Guadalupe de los Reyes gold/silver project will ever be realized.

GLOSSARY

“acanthite” is a low-temperature modification of silver sulfide.

“acid rock drainage (ARD)” results from the interaction of meteoric water with sulfide bearing rocks.

“acidic rock” refers to igneous rock that has a relatively high silica content.

“arsenopyrite” means an iron arsenic sulfide. It is the most common arsenic mineral and the primary ore of arsenic metal.

“assay” means to test ores or minerals by chemical or other methods for the purpose of determining the amount of valuable metals contained.

“basic rock” refers to igneous rock that has a relatively low silica content.

“bedding”  means the characteristic structure of sedimentary rock in which layers of different composition, grain size or arrangement are stacked one on top of another in a sequence with oldest on the bottom and youngest at the top.

“bismuthinite” means a mineral consisting of bismuth sulfide; it is an ore for bismuth.

“breccia” means rock consisting of fragments, more or less angular, in a matrix of finer-grained material or of cementing material.

“chalcopyrite” means a copper iron sulfide. It is the most commonly encountered copper mineral and is the most important ore of copper.

“claim” means a mining title giving its holder the right to prospect, explore for and exploit minerals within a defined area.

“clastic” refers to sedimentary rock (such as shale or siltstone) or sediment.  An accumulation of transported weathering debris.

“comminution” means the process in which solid materials are broken into small fragments by crushing, grinding, and other processes.

“conglomerate” refers to clastic sedimentary rock that contains large (greater than two millimeters in diameter) rounded particles.  The space between the pebbles is generally filled with smaller particles and/or a chemical cement that binds the rock together.

“cut-off grade” means the grade below which mineralized material or ore will be considered waste.

“deposit”  is an informal term for an accumulation of mineralized material.

“diamond drill” means a rotary type of rock drill that cuts a core of rock and is recovered in long, cylindrical sections, two centimeters or more in diameter.

“epithermal” refers to a type of lode deposit containing economic concentrations of gold, silver, and in some cases base metals such as copper, lead and zinc.

“exploration stage enterprise”  refers to an issuer engaged in the search for mineral deposits (reserves) which are not in either the development or production stage, per SEC Industry Guide 7. A development stage enterprise is engaged in the preparation of an established, commercially minable deposit which is not in the production stage. A production stage enterprise is engaged in the exploitation of mineral deposits.

“facies” means the characteristics of a rock mass that reflects its depositional environment.

“fault” means a fracture in rock along which there has been displacement of the two sides parallel to the fracture.

“feasibility study” is a comprehensive technical and economic study of the selected development option for a mineral project that includes appropriately detailed assessments of realistically assumed mining, processing, metallurgical, economic, marketing, legal, environmental, social and governmental considerations together with any other relevant operational factors and detailed financial analysis, that are necessary to demonstrate at the time of reporting that extraction is reasonably justified or economically mineable.

“felsic” is a term used to describe an igneous rock that has a large percentage of light-colored minerals such as quartz, feldspar and muscovite.  Felsic rocks are generally rich in silicon and aluminum and contain only small amounts of magnesium and iron.

“ferruginous” means containing iron oxides or rust.

“fire assay” is a type of precious metal assay.

“foliation” means planar arrangement of structural or textural features in any rock type.

“fold” is a bend or flexure in a rock unit or series of rock units that has been caused by crust movements.

“g Ag/tonne” or “g Ag/t” means grams of silver per tonne.

“g Au/tonne” or “g Au/t” means grams of gold per tonne.

“galena” means a lead sulfide mineral commonly found in hydrothermal veins; it is the primary ore of lead and is often mined for its silver content.

“geosyncline” means a major trough or downwarp of the Earth’s crust, in which great thicknesses of sedimentary and/or volcanic rocks have accumulated.

“granitoid” means a variety of coarse grained plutonic rock similar to granite which are composed predominantly of feldspar or quartz.

“greywackes” means sandstone generally characterized by its hardness, dark color and poorly sorted angular grains of quarts, feldspar and small rock fragments set in a compact, clay-fine matrix.

“heap leach” means a gold extraction method that percolates a cyanide solution through ore heaped on an impermeable pad or base.

“hornfels” refers to nonfoliated metamorphic rock that is typically formed by contact metamorphism around igneous intrusions.

“indicated mineral resource” and “indicated resource” means “indicated mineral resource” as defined by the CIM in the CIM Definition Standards and is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

“inferred mineral resource” and “inferred resource” means “inferred mineral resource” as defined by the CIM in the CIM Definition Standards and is that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

“intrusion” refers to an igneous rock body that formed from magma that forced its way into, through or between subsurface rock units.

“intrusives” refers to igneous rocks that crystallize below Earth’s surface.

“ironstone” is a sedimentary rock, either deposited directly as a ferruginous sediment or created by chemical replacement, that contains a substantial proportion of an iron compound from which iron either can be or once was smelted commercially.

“joint” means a fracture in a rock along which there has been no displacement.

“measured mineral resource” and “measured resources” means “measured mineral resource” as defined by the CIM in the CIM Definition Standards and is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

“metasediments” means a sediment or sedimentary rock that shows evidence of having been subjected to metamorphism.

“mica” any of a group of lustrous rock-forming minerals.

“mineralization” means the concentration of metals within a body of rock.

“mineralized material” under SEC Industry Guide 7 is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility. Mineralized material is equivalent to measured plus indicated mineral resources but does not include inferred mineral resources, which terms are defined by the CIM.

“mudstone” is a fine grained sedimentary rock whose original constituents were clays or muds.

“ore” means material containing minerals that can be economically extracted.

“oxide” means mineralized rock in which some of the original minerals have been oxidized (i.e., combined with oxygen). Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

“preliminary feasibility study”  (“PFS”) as defined by the CIM is a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, has been established, and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social and environmental factors and the evaluation of other relevant factors, which are sufficient for a qualified person, acting reasonably, to determine if all or part of the mineral resource may be classified as a mineral reserve.

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

“probable mineral reserves” as defined by the CIM in the CIM Definition Standards is the economically mineable part of an indicated and, in some circumstances, a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

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

“proven mineral reserves”, as defined by the CIM in the CIM Definition Standards, is the economically mineable part of a measured mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

“pyrrhotite” means a bronze-colored magnetic mineral consisting of ferrous sulfide.

“qualified person” as defined under NI 43-101 means an individual who (a) is an engineer or geoscientist with a university degree, or equivalent accreditation, in an area of geoscience, or engineering, relating to mineral exploration or mining; (b) has at least five years of experience in mineral exploration, mine development or operation, or mineral project assessment or any combination of these that is relevant to his or her professional degree or area of practice; (c) has experience relevant to the subject matter of the mineral project and the technical report; (d) is in good standing with a professional association; and (e) in the case of a professional association in a foreign jurisdiction, has a membership designation that (i) requires attainment of a position of responsibility in their profession that requires the exercise of independent judgment; and (ii) requires (A) a favorable, confidential peer evaluation of the individual’s character, professional judgment, expertise and ethical fitness; or (B) a recommendation for membership by at least two peers, and demonstrated prominence or expertise in the field of mineral exploration or mining. Note: a professional association is a self-regulatory organization of engineers, geoscientists or both that, among other criteria, requires compliance with the professional standards of competence and ethics established by the organization and has disciplinary powers over its members.

“recovery” means that portion of the metal contained in the ore that is successfully extracted by processing, expressed as a percentage.

“sampling” means selecting a fractional, but representative, part of a mineral deposit for analysis.

“schist” is a metamorphic rock containing abundant particles of mica, characterized by strong foliation and originating from a metamorphism in which directed pressure played a significant role.

“sediment” means solid material settled from suspension in a liquid.

“sedimentary rock” means rock formed from the accumulation and consolidation of sediment, usually in layered deposits.

“shale” is a fine grained, clastic sedimentary rock composed of mud that is a mix of flakes of clay minerals and tiny fragments (silt-sized particles) or other minerals, especially quartz and calcite.

“silicified” means to become converted into or impregnated with silica.

“siltstone” is a sedimentary rock that has a grain size in the silt range, finer than sandstone and coarser than claystones.

“sphalerite” means a zinc sulfide mineral commonly found in hydrothermal veins; it is the primary ore of zinc.

“stockwork” means a rock mass interpenetrated by small veins of mineralization.

“strike”, when used as a noun, means the direction, course or bearing of a vein or rock formation measured on a level surface and, when used as a verb, means to take such direction, course or bearing.

“strike length” means the horizontal dimension of a mineral deposit or zone of mineralization.

“stripping ratio” means the ratio of waste to ore in an open pit mine.

“sulfidation” means reaction with sulfur to form sulfides.

“sulfide” means a compound of sulfur and some other element. From a metallurgical perspective, sulfide rock is primary ore that has not been oxidized.  Both ore and waste may contain sulfide minerals.

“tailings” means material rejected from a mill after most of the valuable minerals have been extracted.

“tpd” means tonnes per day.

“tuffs”  are a type of rock consisting of consolidated volcanic ash ejected from vents during a volcanic eruption.

“vein” means a fissure, fault or crack in a rock filled by minerals that have traveled upwards from some deep source.

“volcaniclastic” means derived by ejection of volcanic material from a volcanic vent.

“waste” means rock lacking sufficient grade and/or other characteristics of ore.

USE OF NAMES

In this annual report on Form 10-K, unless the context otherwise requires, the terms “we”, “us”, “our”, “Vista”, “Vista Gold”, “Corporation”, or the “Company” refer to Vista Gold Corp. and its subsidiaries.

CURRENCY

References to C$ refer to Canadian currency, A$ to Australian currency and $ to United States currency.  All dollars amounts are expressed in thousands of dollars except references to per ounce and per share amounts.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including all exhibits hereto and any documents that are incorporated by reference as set forth on the face page under “Documents incorporated by reference”, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this annual report on Form 10-K, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	proposed use of proceeds from our public offering completed in December 2012;

•	estimates of future operating and financial performance;

•	potential funding requirements and sources of capital;

•	the timing, performance and results of feasibility studies;

•	plans and anticipated effects of the holding of approximately 28% of the issued and outstanding Common Shares of Midas Gold Corp. (“Midas Gold”);

•	timing and receipt of required land use, environmental and other permits for the Los Cardones (formerly Concordia) gold project;

•	plans for evaluation of the Mt. Todd gold project;

•	pre-feasibility study, feasibility study and resource estimate results at the Mt. Todd gold project;

•	our ability to raise sufficient capital to complete a feasibility study of the Mt. Todd gold project;

•	the feasibility of the Mt. Todd gold project;

•	our ability to raise sufficient capital on acceptable terms to finance the construction of the Mt. Todd gold project, should it be economically and technically feasible;

•	exploration, resource estimate and preliminary economic assessment results at the Guadalupe de los Reyes gold/silver project;

•	future business strategy, competitive strengths, goals and expansion and growth of our business;

•	our potential status as a gold producer;

•	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;

•	estimates of mineral reserves and mineral resources; and

•

Invecture Group, S.A. de C.V.’s (“Invecture”) success in meeting the exercise conditions of the earn-in right agreement related to the Los Cardones gold project dated February 7, 2012 (the “Earn-in Right Agreement”).

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by our board of directors; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; current market conditions and project development plans.  The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “will,” “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors, which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and information. These factors include such risks as:

•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates on which they are based;

•	resource and reserve estimates results and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;

•	technical and operational feasibility and the economic viability of deposits;

•	our ability to obtain, renew or maintain the necessary authorizations and permits for our business, including our development plans and operating activities;

•	the timing and results of a pre-feasibility and feasibility study on the Mt. Todd gold project;

•	delays in commencement of construction on the Mt. Todd gold project;

•	our ability to secure the permits for the Mt. Todd gold project;

•	delays in commencement of construction on the Los Cardones gold project;

•	status of our required governmental permits for the Los Cardones gold project;

•

the amendment and re-filing of our Change of Forest Land Use Permit (“CUSF”) application and the uncertainty regarding the Mexican Secretariat of the Environment and Natural Resources (“SEMARNAT”) review of our amended CUSF application;

•	political factors influencing the approval of our CUSF application;

•	possible impairment or write-down of the carrying value of the Los Cardones gold project if the CUSF is not granted;

•	increased costs that affect our financial condition;

•	our reliance on third parties to fulfill their obligations under our agreements;

•	whether projects not managed by us will comply with our standards or meet our objectives;

•	a shortage of skilled labor, equipment and supplies;

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

•	changes in environmental regulations to which our exploration and development operations are subject;

•	changes in climate change regulations;

•	changes in corporate governance and public disclosure regulations;

•	uncertainty related to our receipt of future payments in connection with our interest in the Amayapampa gold project;

•	intense competition in the mining industry;

•	our ability to raise additional capital on favorable terms, if at all;

•	conflicts of interest of some of our directors as a result of their involvement with other natural resource companies;

•	potential challenges to our title to our mineral properties;

•	political and economic instability in Mexico and Indonesia;

•	fluctuation in foreign currency values; and

•	our likely status as a passive foreign investment company (“PFIC”) for U.S. federal tax purposes.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see “Item 1A. Risk Factors” below in this annual report on Form 10-K. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS.

Overview

Vista Gold Corp. operates in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements or leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. As such, we are considered an Exploration Stage Enterprise (as defined in SEC Guide 7). Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies resulting in changes to the operating assumptions underlying previous engineering work.

Currently, our holdings include the Mt. Todd gold project in Australia; the Guadalupe de los Reyes gold/silver project in Mexico; the Los Cardones gold project in Mexico; the Awak Mas gold project in Indonesia; the Long Valley gold project in California; and mining claims in Utah. Additional information about our material projects is available under the section heading “Item 2. Properties” below.  In addition, we own approximately 28% of the shares of Midas Gold Corp, a company exploring for gold and developing the Golden Meadows project in the Yellow Pine-Stibnite District in Idaho, USA. We are moving our more advanced projects through technical, engineering and feasibility studies so that production decisions can be made on those projects.

We do not produce gold and do not currently generate operating earnings. Through 2012, funding to explore our gold properties and to operate the Company was acquired primarily through equity financings consisting of public offerings of our Common Shares. We expect to continue to raise capital through additional equity and/or debt financings, and through the exercise of stock options and warrants.

Vista Gold Corp. was originally incorporated on November 28, 1983 under the name “Granges Exploration Ltd.” The current addresses, telephone and facsimile numbers of our offices are:

Executive Office	Registered and Records Office
Suite 5 - 7961 Shaffer Parkway Littleton, Colorado, USA 80127 Telephone: (720) 981-1185 Facsimile: (720) 981-1186	200 - 204 Lambert Street Whitehorse, Yukon Territory, Canada Y1A 3T2 Telephone: (867) 667-7600 Facsimile: (867) 667-7885

Corporate Organization Chart

The name, place of incorporation, continuance or organization and percent of equity securities that we own or control as of February 26,  2013 for each of its subsidiaries is set out below.

(a)

During 2012, we entered into an Earn-in Right Agreement with Invecture whereby Invecture has the right to earn a 62.5% interest in our Mexican subsidiary, Desarrollos Zapal, S.A. de C.V. (“DZ Mexico”), which owns the Los Cardones gold project.  During the Earn-in Period and subject to the terms of the Earn-in Right Agreement, we hold 37.5% of the DZ Mexico shareholder voting rights.  The remaining 62.5% of the DZ Mexico shareholder voting rights are held in a trust that is instructed by representatives of Vista and Invecture.  Upon Invecture's exercise of the Earn-in Right, Vista will continue to hold a 37.5% interest in DZ Mexico and indirectly in the Los Cardones gold project.

(b)

During 2009, we entered into a joint venture agreement with Awak Mas Holdings Pty. Ltd.  (“AM Holdings), assignee of Pan Asia Resources Corp. (“Pan Asia”), whereby AM Holdings may earn a 60.6% interest in Salu Siwa Pty. Ltd. (“Salu Siwa”) which owns a 99% interest in the Awak Mas gold project. This earn-in has not yet been perfected.  During 2011, we entered in to an additional option agreement with Pan Asia (subsequently assigned to AM Holdings), which provides AM Holdings the right to earn an additional 20.2% of Salu Siwa, after it has earned the initial 60.6% interest.

Employees

As of December 31, 2012, we had 23 employees globally. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

Geographic and Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Australia, North America and Indonesia.  We reported no revenues during 2012, 2011 and 2010.  Geographic location of mineral properties and plant and equipment is provided in Notes 5 and 6 to our Consolidated Financial Statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Significant Developments in 2012

Mt. Todd gold project

During 2012, we completed a comprehensive analysis focused on optimizing the development plans for the Mt. Todd gold project.  We selected a two-phased strategy to achieve our development goals and economic objectives.  We completed our resource conversion drilling program and continued work on a pre-feasibility study and on a feasibility study.  Results of the pre-feasibility study and a new reserve estimate are expected during the first quarter of 2013.  Results of the feasibility study are expected by the end of the second quarter of 2013.

See the section heading “Item 2. Properties – Mt. Todd Gold Project, Northern Territory, Australia” below.

Guadalupe de los Reyes gold/silver project

During November 2011, we initiated a drilling program for the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico, which concluded during April 2012. This drilling program achieved our objectives of: (i) obtaining core for metallurgical testing from the stockwork that is the host for the project’s current reported estimated resource in support of a planned Preliminary Economic Assessment (“PEA”); (ii) testing for the potential for high gold and silver grades in the underlying low-sulfidation epithermal vein systems, with hole 11GV-02 intersecting 5.3 meters of 12.15 g Au/t and 738 g Ag/t at 60 meters below surface; and (iii)  confirming the historic reverse circulation drill results with diamond core drilling.

During March 2013, the PEA which evaluated the viability of a 1,500 tonne per day (540,000 tonne per annum) processing facility was completed with positive results.

See the section heading “Item 2. Properties – Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico” below.

Los Cardones gold project

During February 2012, we entered into an Earn-in Right Agreement with Invecture with respect to our Los Cardones gold project in Baja California Sur, Mexico, whereby Invecture has the right to earn a 62.5% interest in the Los Cardones gold project.

See the section heading “Item 2. Properties – Los Cardones Gold Project, Baja California Sur, Mexico ” below.

Corporate

During April 2012, we filed a short form based shelf prospectus with the securities commissions in each province and territory of Canada (other than Quebec) and a shelf registration statement on Form S-3 with the SEC which allow us to make offerings of Common Shares, warrants, subscription receipts of units for aggregate proceeds of up to $200,000.

During July 2012, we completed a private placement of 5,000,000 units (each consisting of one common share and one half warrant, each whole warrant exercisable to acquire an additional common share at a price of $3.60 per share for 24 months) for gross proceeds of $15,000 (the “July 2012 Offering”).

During December 2012, we completed a public offering of 4,182,550 units (consisting of one common share and one half warrant, each whole warrant exercisable to acquire an additional common share at a price of $3.30 per share for 24 months) for gross proceeds of $11,500 (the “December 2012 Offering”).

Effective January 1, 2012, Frederick H. Earnest, was appointed to the role of Chief Executive Officer, replacing Michael B. Richings. Mr. Earnest's new title is President and Chief Executive Officer of the Corporation. Mr. Earnest's appointment followed the retirement of Mr. Richings who continues to be a director and the Chairman of the Board of Directors. On May 29, 2012, the Company appointed John F. ("Jack") Engele as Sr. Vice President - Chief Financial Officer of the Corporation, replacing Terri Eggert as Interim Chief Financial Officer. In August 2012, the Company appointed John W. Rozelle as Sr. Vice President of Technical Services.

See the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Position, Liquidity and Capital Resources”, below.

Reclamation

We generally will be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts would be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Government Regulation

Our mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Mexico, Australia, Indonesia and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in the United States, Mexico, Indonesia, Australia and the other jurisdictions in which we operate. There are no current orders or directions relating to us with respect to the foregoing laws and regulations. For a more detailed discussion of the various government laws and regulations applicable to our operations and potential negative effects of these laws and regulations, see the section heading “Item 1A. – Risk Factors” below.

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

During 2012, none of our project sites had any material non-compliance occurrences with any applicable environmental regulations.

Competition

We compete with other mining companies in connection with the acquisition, exploration, financing and development of gold properties. There is competition for the limited number of gold acquisition and exploration opportunities, some of which is with other companies having substantially greater financial resources than we have. As a result, we may have difficulty acquiring attractive gold projects at reasonable prices. We use consultants and compete with other mining companies for the man hours of consulting time required to complete our studies.  We also compete with other mining companies for mining engineers, geologists and other skilled personnel in the mining industry and for exploration and development equipment and services.

We believe no single company has sufficient market power to affect the price or supply of gold in the world market.

Gold Price History

The price of gold is volatile and is affected by numerous factors all of which are beyond our control, such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global and regional gold demand and the political and economic conditions.

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2008	$1,011	$713	$872
2009	1,213	810	972
2010	1,421	1,058	1,225
2011	1,895	1,319	1,571
2012	1,792	1,540	1,669
2013 (to February 26, 2013)	1,694	1,576	1,653

            Data Source: www.kitco.com

Seasonality

None of our properties are subject to material restrictions on our operations due to seasonality.

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

Operating Risks

Our Mt. Todd gold project requires substantial capital investment and we may be unable to raise sufficient capital on favorable terms or at all.

The construction and operation of our Mt. Todd gold project will require significant capital. Our ability to raise sufficient capital will depend on several factors, including a favorable feasibility study, acquisition of the requisite permits, macroeconomic conditions, and future gold prices. Uncontrollable factors such as lower gold prices, unanticipated operating or permitting challenges, illiquidity in the debt markets or a further dislocation in the gold mining equity markets as experienced in recent years, could obstruct our ability to finance the Mt. Todd gold project on acceptable terms, if at all.

We cannot be assured that our Mt. Todd gold project is feasible or that the feasibility study will accurately forecast operating results.

We have engaged independent consultants to prepare a feasibility study on the Mt. Todd gold project.  There can be no assurance that the results of the feasibility study will be positive or that such study will be completed when expected.

If the Mt. Todd feasibility study is favorable, and if the project can be financed, there is no assurance that actual production rates, revenues, capital and operating costs at Mt. Todd will not vary unfavorably from the estimates and assumptions included in the feasibility study.

If we decide to construct the mine at Mt. Todd, we will be assuming certain reclamation obligations resulting in a material financial obligation.

The Mt. Todd site was not reclaimed when the original mine closed.  Although we are not currently responsible for the reclamation of these historical disturbances, we will accept full responsibility if we make a decision to finance and construct the mine.  At that time we will be required to provide a bond in a form satisfactory to the Northern Territory Government (in whose jurisdiction the Mt. Todd golf project is located) that would cover the expense of the reclamation of the property.  In addition, the regulatory authorities may increase reclamation and bonding requirements from time to time.  The satisfaction of these bonding requirements and continuing or future reclamation obligations will require a significant amount of capital.

We may not be able to get the required permits to begin construction at Mt. Todd in a timely manner or at all.

Any delay in acquiring the requisite permits, or failure to receive required governmental approvals, could delay or prevent the start of construction of our Mt. Todd gold project.  If we are unable to acquire permits to mine the property, then it will have no reserves under SEC Industry Guide 7 and NI 43-101, which would result in an impairment and write-down of the carrying value of the project.

There may be other delays in the construction of our Mt. Todd gold project.

Delays in commencement of construction could result from factors such as availability and performance of engineering and construction contractors, suppliers and consultants; availability of required equipment; and availability of capital. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, or financing could delay or prevent commencement of construction at the Mt. Todd gold project. There can be no assurance of whether or when construction at the Mt. Todd gold project will start or that the necessary personnel, equipment or supplies will be available to the Company if and when construction is started.

We cannot be assured that we will have an adequate water supply at Mt. Todd.

Water at the Mt. Todd gold project is expected to be provided from a raw water dam and reservoir which is fed by seasonal rains. Drought or drought-like conditions in the area feeding the reservoir could limit or extinguish this water supply, and all operations would have to stop until the water supply is replenished.

There may be delays in the permitting and/or start of construction of the Los Cardones gold project, which could affect the timing of future cash receipts.

Construction of the Los Cardones gold project could be postponed due to delays in receiving the required governmental permits, including permits related to the construction of the desalination plant, pipeline, power line; or widening of the public access road; or from factors such as availability and performance of engineering and construction contractors, suppliers and consultants, availability of required equipment and receipt of required governmental approvals.  There can be no assurance of whether or when construction at the Los Cardones gold project will start or that the necessary personnel, equipment or supplies will be available if and when construction is commenced. Any delay in the performance of any one or more of Invecture, the contractors, suppliers, consultants, or other persons on whom we depend, or lack of availability of required equipment, or delay of or failure to receive required governmental approvals, could also delay or prevent the start of construction. Failure to receive required governmental approvals could delay or prevent a $20 million contractual payment due to us by Invecture under the Earn-in Right Agreement.  In addition, the Los Cardones gold project will have no reserves as defined by SEC Industry Guide 7 and NI 43-101, which could result in an impairment and write-down of the carrying value of the project.

We could incur substantial costs or disruptions to our business if we cannot obtain, renew or maintain the necessary authorizations and permits.

In order to conduct our operations, we must obtain authorizations and permits from governmental authorities.  Delays in obtaining authorizations or permits, failure to obtain an authorization or permit or receipt of an authorization or permit with unreasonable conditions or costs could have a material adverse effect on our ability to develop our gold projects. For example, in February 2010, the SEMARNAT dismissed, on administrative grounds, our application for a CUSF for our Los Cardones gold project in Baja California Sur, Mexico. This delayed indefinitely the start of construction of the project, and, ultimately motivated us to involve a resident joint venture partner to manage this permitting process.

The failure to obtain necessary permits could result in an impairment of the carrying value of our projects as the project(s) will not have mineral reserves under SEC Industry Guide 7 or NI 43-101.

We rely on third parties to fulfill their obligations under agreements.

Our business strategy includes entering into agreements with third-parties (“Partners”) which may earn the right to obtain a majority interest in certain of our projects, in part by managing the respective project. Whether or not we hold a majority interest in a respective project, our Partner(s) may: (i) have economic or business interests or goals that are inconsistent with or opposed to ours; (ii) exercise veto rights to block actions that we believe to be in the best interests of the project; (iii) take action contrary to our policies or objectives; or (iv) as a result of financial or other difficulties, be unable or unwilling to fulfill their obligations under the respective joint venture, option, earn-in right or other agreement(s), such as contributing capital for the expansion or maintenance of projects.  Any one or a combination of these could result in liabilities for us and/or could adversely affect the value of the related project(s) and, by association, damage our reputation and consequently our ability to acquire or advance other projects and/or attract future co-venturers.

Our exploration and development operations are subject to evolving environmental regulations.

All phases of our operations are subject to environmental regulation. Environmental legislation is becoming more restrictive in some countries or jurisdictions in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. Currently, we are subject to U.S. federal and state environmental regulations in California, as well as government environmental regulations in Australia, Mexico and Indonesia.

We could be subject to environmental lawsuits.

Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by the release of hazardous substances or other waste material into the environment on or around our properties.  There can be no assurance that our defense of such claims would be successful.  This could have a material adverse effect on our business prospects, financial condition, results of operation, and corporate reputation.

There may be challenges to our title to mineral properties.

There may be challenges to our title to our mineral properties. If there are title defects with respect to any of our  properties, we may be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert management’s time from ongoing exploration and development programs.

Our property interests in Mexico and Indonesia are subject to risks from political and economic instability.

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

Financial and Business Risks

A substantial or extended decline in gold prices would have a material adverse effect on the value of our assets and could result in lower than estimated economic returns.

The value of our assets and our future economic returns are substantially dependent on the price of gold. The gold price fluctuates on a daily basis and is affected by numerous factors beyond our control. Factors tending to influence prices include:

•	gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;
•	speculative short positions taken by significant investors or traders in gold;
•	the relative strength of the U.S. dollar;
•	expectations of the future rate of inflation;
•	interest rates;
•	changes to economic activity in the United States, China, India and other industrialized or developing countries;
•	geopolitical conflicts;
•	changes in industrial, jewelry or investment demand;
•	changes in supply from production, disinvestment and scrap; and
•	forward sales by producers in hedging or similar transactions.

A substantial or extended decline in the gold price could:

•	jeopardize the development of our Mt. Todd, Los Cardones and Awak Mas gold projects;
•	reduce our existing estimated gold resources and reserves by removing ores from these estimates that could not be economically processed at the lower gold price;
•	reduce the potential for future revenues from our gold projects;
•	reduce funds available to us for exploration with the result that we may not be able to further advance any of our projects;
•	reduce the market value of our gold projects; and
•	reduce the value of our investments in Midas Gold Corp. and the Amayapampa gold project in Bolivia.

We have a history of losses, and we do not expect to generate earnings from operations or pay dividends in the near term.

We are an Exploration Stage Enterprise.  As such we devote our efforts to exploration, analysis and development of our projects.  We do not currently produce gold and do not currently generate operating earnings.  We finance our business activities principally by issuing equity and/or debt.

We have incurred losses in all periods since 1998, except for the year ended December 31, 2011, during which we recorded non-cash net gains. Our historic accumulated deficit totals approximately $334,000 as at December 31, 2012.  We expect to continue this trend of incurring losses, until one or more of our gold properties becomes a producing mine(s), or is otherwise monetized, and generates sufficient revenues to fund all of our operations, including our corporate headquarters.  We have no history of paying dividends and we do not expect to pay dividends or to make any similar distribution in the foreseeable future.

We may be unable to raise additional capital on favorable terms, if at all.

The exploration and development of our properties, specifically the construction of any mining facilities and commencement of any mining operations, require substantial additional financing. We will have to raise additional funds from external sources in order to maintain and advance our existing property positions and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms, and, if additional financing is not available, we may have to substantially reduce or cease operations.

We cannot be certain that any of our exploration and development activities or any acquisition activities will be commercially successful.

Substantial expenditures are required to acquire gold properties, to establish mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot be assured that any mineral reserves or mineral resources acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds invested in them will ever be recovered.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. Some of our competitors are much larger, established mining companies with greater financial and technical resources than ours.  We compete with other mining companies for attractive mining claims, for capital, for equipment and supplies, for outside services and for qualified managerial and technical employees.

If we are unable to acquire attractive mining claims we could lose an opportunity to improve our business. Competition for capital recently reduced the amount of capital available and raising the associated cost.  If we are unable to raise sufficient capital, our exploration and development programs may be reduced in scope or stopped completely.  Competition for equipment and supplies could result in shortage of necessary supplies and/or increased costs. Competition for outside services could result in increased costs, reduced quality of service and/or delays in completing services. If we cannot successfully attract and retain qualified employees our exploration and development programs may be slowed down or suspended.

The occurrence of events for which we are not insured may affect our cash flow and overall profitability.

We maintain insurance policies that mitigate certain risks related to our operations. This insurance is maintained in amounts that we believe to be reasonable based on the circumstances surrounding each identified risk. However, we may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons; in other cases, insurance may not be available for certain risks. We do not insure against political risk. Occurrence of events for which we are not insured could result in significant costs that could materially adversely affect our financial condition and our ability to fund our business.  A significant loss or liability could force us to reduce or terminate operations on a specific project.

Currency fluctuations may adversely affect our costs.

Currency exchange rate fluctuations may affect the costs that we incur at our projects as those costs are incurred at the local currency.  The appreciation of the local currencies against the U.S. dollar increases our costs of exploration and development activities in U.S. dollar terms at our projects located outside of the United States.  As a result, our results of operations and financial condition could be adversely affected.

The Company is likely a “passive foreign investment company”, which will likely have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. shareholders of shares of our common stock (the “Common Shares”) should be aware that the Company believes it was classified as a PFIC during the taxable year ended December 31, 2012, and based on current business plans and financial projections, management believes there is a significant likelihood that the Company will be a PFIC during the current taxable year.  If the Company is a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the Common Shares.  A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders.  However, U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election.  Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares.  A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein.  This paragraph is qualified in its entirety by the discussion below under the heading “Certain U.S. Federal Income Tax Considerations.”  Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of Common Shares.

eepening political unrest in the Middle East and North Africa, strong economic growth in China, India and other developing economies could have the effect of constraining supplies of oil and other commodities, which could force related prices higher. A similar trend in labor costs has been observed, resulting mainly from a shortage of skilled labor and growing pressure for the extractive industries to provide compensation commensurate with higher metals prices.  There is also a growing trend for governments to expect more income from their resources in the form of increased royalties, taxes and fees. These factors undermine the long-term viability of the mining industry generally, and potentially reduce and/or increase the cost of financing available to new mining projects.

Industry Risks

Cost inflation could negatively affect the long-term viability of our industry.

Operating costs within the gold mining industry have been increasing dramatically in recent years.   Deepening political unrest in the Middle East and North Africa, strong economic growth in China, India and other developing economies could have the effect of constraining supplies of oil and other commodities, which could force related prices higher. A similar trend in labor costs has been observed, resulting mainly from a shortage of skilled labor and growing pressure for the extractive industries to provide compensation commensurate with higher metals prices.  There is also a growing trend for governments to expect more income from their resources in the form of increased royalties, taxes and fees. These factors undermine the long-term viability of the mining industry generally, and potentially reduce the availability of, and/or increase the cost of, financing for new mining projects.

Calculations of mineral reserves and of mineral resources are estimates only and subject to uncertainty.

The estimating of mineral reserves and mineral resources is an imprecise process and the accuracy of such estimates is a function of the quantity and quality of available data, the assumptions used and judgments made in interpreting engineering and geological information and estimating future capital and operating costs. There is significant uncertainty in any reserve or resource estimate, and the economic results of mining an ore deposit may differ materially from the estimates.

Feasibility studies are estimates only and subject to uncertainty.

Feasibility studies are used to determine the economic viability of an ore deposit, as are pre-feasibility studies and preliminary assessments. Feasibility studies are the most detailed studies and reflect a higher level of confidence in the estimated production rates, and capital and operating costs. Generally accepted levels of confidence are plus or minus 15% for feasibility studies, plus or minus 25-30% for pre-feasibility studies and plus or minus 35-40% for preliminary assessments. These levels reflect the levels of confidence that exist at the time the study is completed.  Subsequent changes to metal prices, reclamation requirements, operating and capital costs may differ materially from these estimates.

Regulations and pending legislation involving climate change could result in increased operating costs.

Gold production is energy intensive, resulting in a significant carbon footprint. A number of governments and/or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. For example, Australia passed the Clean Energy Act in 2011 that establishes a mechanism to combat climate change by imposing a carbon tax on greenhouse gas emissions and encourages investment in clean energy.  This type of legislation and possible future legislation and increased regulation regarding climate change could impose significant costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The disclosure in this annual report on Form 10-K of a scientific or technical nature for Vista Gold’s mineral properties is based on the following technical reports prepared in accordance with NI 43-101:

(i)         “NI 43-101 Technical Report, Resource Update, Mt. Todd Gold Project, Northern Territory, Australia” effective date September 4, 2012, issue date October 4, 2012, prepared by or under the supervision of Dr. Rex Bryan and Richard Jolk of Tetra Tech MM, Inc., Thomas Dyer of Mine Development Associates and Dr. Deepak Malhotra of  Resource Development Inc., each an independent qualified person, “10.65 MTPY Preliminary Feasibility Study, NI 43-101

Technical Report, Mt. Todd Gold Project, Northern Territory, Australia” dated January 28, 2011, prepared by or under the supervision of John W. Rozelle, Stephen Krajewki, Edwin Lips, and D. Erik Spiller of Tetra Tech MM, Inc., Thomas Dyer of Mine Development Associates and Dr. Deepak Malhotra of Resource Development Inc., each an independent qualified person, and “Mt. Todd Gold Project - Updated Preliminary Economic Assessment Report - Northern Territory, Australia” dated June 11, 2009, prepared by or under the supervisions of John W. Rozelle of Tetra Tech MM, Inc., each an independent qualified person;

(ii)        NI 43-101Technical Report Preliminary Economic Assessment of Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico” effective date February 8, 2013, issue date March 4, 2013 prepared by and under the supervision of Dr. Rex Bryan, Edwin Lips, Vicki Scharnhorst and D. Erick Spiller of Tetra Tech MM, Inc., each an independent qualified person and “NI 43-101Technical Report Resource of Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico” effective date November 5, 2012, issue date November 29, 2012, prepared by or under the supervision of Dr. Rex Bryan of Tetra Tech MM, Inc., an independent qualified person; and

(iii)    “Feasibility Study Update, NI 43-101 Technical Report, Vista Gold Corp., Paredones Amarillos Gold Project, Baja California Sur, Mexico” (the Paredones Amarillos Gold Project has since been renamed the “Los Cardones Gold Project) dated September 1, 2009 prepared by or under the supervision of Terry Braun of SRK Consulting (US), Inc., Steven Ristorcelli and Thomas Dyer of Mine Development Associates (“MDA”) and David Kidd of Golder Associates Inc., each an independent qualified person.

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

Cautionary Note to U.S. Investors:  This section and other sections of this annual report on Form 10-K contain the terms “measured mineral resources,” “indicated mineral resources,” “inferred mineral resources,” “proven mineral reserves,” and “probable mineral reserves” as defined in accordance with NI 43-101. Please note the following regarding these terms:

•

“Measured mineral resources” and “indicated mineral resources” – we advise U.S. investors that although these terms are recognized and required by Canadian regulations, these terms are not defined in SEC Industry Guide 7 and the SEC does not normally permit such terms to be used in reports and registration statements filed with the SEC. U.S. investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

•

 “Inferred mineral resources” – we advise U.S. investors that although this term is recognized by Canadian regulations, the SEC does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of a feasibility study or prefeasibility study, except in rare cases. The SEC normally only permits an issuer to report mineralization that does not constitute “reserves” as in-place tonnage and grade without reference to unit measures. U.S. investors are cautioned not to assume that any part or all of an inferred mineral resource exists or is economically or legally minable.

•

“Proven mineral reserves” and “probable mineral reserves” – The definitions of proven and probable mineral reserves used in NI 43-101 differ from the definitions for “proven reserves” and “probable reserves” as found in SEC Industry Guide 7. Accordingly, our disclosures of mineral reserves herein may not be comparable to information from U.S. companies subject to reporting and disclosure requirements of the SEC.

Please see “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” for further discussion on the differences between terms under NI 43-101 and SEC Industry Guide 7.

Cautionary Note To All Investors Concerning Economic Assessments That Include Mineral Resources: Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary assessment on the Guadalupe de los Reyes gold project is preliminary in nature and includes “inferred mineral resources” that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. There is no certainty that the preliminary assessment at the Guadalupe de los Reyes gold project will ever be realized.

Mt. Todd Gold Project, Northern Territory, Australia

Property Description and Location

In 2006, we acquired the concession rights to the Mt. Todd gold project from the Deed Administrators for Pegasus Gold Australia Pty Ltd. (“Pegasus”), the government of the Northern Territory of Australia (the “NT Government”) and the Jawoyn Association Aboriginal Corporation (“JAAC”). In 2010, our agreement with the NT Government was renewed for a five-year period to 2015.  Mt. Todd was an operating mine in the late 1990’s, but the project had been closed due to bankruptcy and was held by these organizations.  The failure of the project was primarily a result of inefficiencies in the comminution circuit, poor gold recoveries and low gold prices. We hold Mt. Todd through our wholly-owned subsidiary Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”).

The Mt. Todd site was not reclaimed when the mine closed in the late 1990’s.  Liability for the reclamation of the current disturbance remains with the NT Government until we make a production decision, are fully permitted to construct the mine, and have arranged the necessary financing for construction.

The project is located 56 kilometers by road northwest of Katherine, Northern Territory, Australia, and approximately 250 kilometers southeast of Darwin.  Access is by existing paved public roads and approximately four kilometers of paved private road. We control and maintain the private paved road.

The area has a sub-tropical climate with a distinct wet season and dry season. The area receives most of its rainfall between the months of January and March. Temperatures are moderate, allowing for year-round mining operations. Topography is relatively flat. The tenements encompass a variety of habitats forming part of the northern Savannah woodland region, which is characterized by eucalypt woodland with tropical grass understories. Surface elevations are approximately 130 to 160 meters above sea level in the area of the previous and planned plant site and waste dump.

Total land holdings controlled by Vista Gold Australia are approximately 140,227 hectares. A map showing the location of the mining licenses (“MLs”) and exploration licenses (“ELs”) and a table with a list of MLs and ELS and the holding requirements follows.  Substantially all of the defined resources at Mt. Todd are located in the Batman pit.

Mt. Todd Land Holdings of Vista Gold Australia

License Name	Serial Number	Federal Claim Type	Surface Area (hectares)	Location Description (UTM)	Location Date	Expiration Date	Estimated Holding Requirements Annual Rent including GST (thousands of Australian Dollars)	Annual Work Requirement (thousands of Australian Dollars)	Annual Reports Due
Mining Licenses:
MLN 1070	MLN 1070	Mining License	3,982	Mining License Block	March 5, 1993	March 4, 2018	$72 (due March 4)	N/A	April 4
MLN 1071	MLN 1071	Mining License	1,327	centered at approximately	March 5, 1993	March 4, 2018	$24 (due March 4)	N/A	April 4
MLN 1127	MLN 1127	Mining License	80	188555E, 435665N	March 5, 1993	March 4, 2018	$2 (due March 4)	N/A	April 4
Subtotals			5,389				$98	$0
Exploration Licenses:
EL 25576	EL 25576	Exploration License	91,240	Centered at approximately 192557E, 8446405N	March 15, 2007	March 14, 2013	$49 (due March 14)	$420	April 14
EL 25668	EL 25668	Exploration License	8,773	Centered at approximately 199000E, 8463964N	March 17, 2007	March 16, 2013	$6 (due August 16)	$50	September 16
EL 25669	EL 25669	Exploration License	4,972	Centered at approximately 178272E, 8457220N	March 15, 2007	March 14, 2013	$3 (due March 14)	$40	April 14
EL 25670	EL 25670	Exploration License	10,010	Centered at approximately 185445E, 8424349N	March 15, 2007	March 15, 2013	$6 (due March 14)	$40	April 14
EL 28321	EL 28321	Exploration License	19,843	Centered at approximately 806729E, 8429210N	May 3, 2011	May 2, 2017	$1 (due May 2)	$15	June 2
Subtotals			134,838				A$65	A$565
Totals A$							Total = A$163	Total = A$565
Totals US$							Total in US$ @ an exchange rate on 2/26/2013 of A$1.00 = $1.029 = $168	Total in US$ @ an exchange rate on 2/26/2013 of A$1.00 = $1.029 = $581
Grand Totals		3 Mining Licenses, 5 Exploration Licenses	140,227 hectares				US$168	US$581

The JAAC is entitled to a 10% participating interest in the Mt. Todd gold project and will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current MLs, and a 1% NSR royalty on other metals, subject to a minimum payment of A$50 per year.

We are required annually to submit a Mine Management Plan that details work to be done on the property.  We have received approval for all work done on the project to date.  Further permitting will be required to continue exploration and development, and an environmental impact statement will be required before mine development can start. The related permitting processes are relatively straight-forward and are not expected to impede to a material extent our exploration and future development plans.  Any future mining will require an approved closure plan and sufficient surety bonding to fund that closure.

Following the bankruptcy in the 1990’s, most of the processing equipment and facilities were removed from the site; but basic infrastructure is still in place, including project access control point, a small shop and office, a mill building, and various concrete slabs and floors, as well as a fully functioning tailings impoundment facility that has capacity to store additional mill tailings, and a fresh water storage reservoir. In addition, a medium voltage power line supplies the site with electrical power, and a natural gas pipeline, used for power generation by the former operators, is still in place.  Mt. Todd is located sufficiently close to the city of Katherine to allow for an easy commute for workers.

Because the Mt. Todd site was not reclaimed when the mine closed, the dumps and heap leach pad require ongoing care and maintenance, which we provide.  Precipitation on the waste dumps and heap leach pad have resulted in acid rock drainage which is controlled to the extent possible through collection in retention ponds, storage, pH adjustment and controlled release of acidic or treated water into the Edith River when water levels are high enough, in accordance with the waste discharge license.

Water Treatment

We completed the installation of a water treatment plant in 2009. The treated water was initially to be stored in the existing tailings impoundment facility, but the above average rainfall experienced in the 2010-2011 wet season raised the level of water in the tailings impoundment facility which resulted in the suspension of water treatment.  In 2011, we started pumping water from the tailings impoundment facility into the Batman pit. Following extensive chemical and toxicological testwork, in 2012 we received authorization from the NT Government to in situ treat the water stored in the Batman Pit to neutralize the acidity and to precipitate the contained metals. In February 2013, we received a waste discharge license from the NT government that authorizes the release of treated water from the Mt. Todd site into the Edith River. We estimate that two wet seasons will be required to complete the discharge of water from the pit. We will have to dewater substantially all of the pit before we start mining operations.

Geology, Mineralization, and Exploration

The Mt. Todd gold project is situated within the southeastern portion of the Early Proterozoic Pine Creek Geosyncline. Meta-sediments, granitoids, basic intrusives, acid and intermediate volcanic rocks occur within this geological province.  Within the Mt. Todd region, the oldest outcropping rocks are assigned to the Burrell Creek Formation.  These rocks consist primarily of interbedded greywackes, siltstones, and shales of turbidite affinity, which are interspersed with the minor volcanics.  The Burrell Creek Formation is overlain by interbedded greywackes, mudstones, tuffs, minor conglomerates, mafic to intermediate volcanics and banded ironstone of the Tollis Formation.  The Burrell Creek Formation and Tollis Formation comprise the Finniss River Group.  The Finniss River Group strata have been folded about northerly trending F1 fold axes.  The folds are closed to open style and have moderately westerly dipping axial planes with some sections being overturned.  A later north-south compression event resulted in east-west trending open style upright D2 folds.  The Finniss River Group has been regionally metamorphosed to lower green schist facies.  Late and Post Orogenic granite intrusions of the Cullen Batholith occurred from 1789 Ma to 1730 Ma, and brought about local contact metamorphism to hornblende hornfels facies.

The Batman pit geology consists of a sequence of hornfelsed interbedded greywackes and shales with minor thin beds of felsic tuff. Bedding consistently strikes at 325 degrees, dipping 40 degrees to 60 degrees to the southwest. Northerly trending sheeted quartz sulfide veins and joints striking at 0 degrees to 20 degrees and dipping 60 degrees to the east are the major controls for mineralization in the Batman pit. The veins are 1 to 100 millimeters in thickness with an average thickness of around 8 to 10 millimeters and occur in sheets with up to 20 veins per horizontal meter. These sheeted veins are the main source of gold mineralization in the Batman pit. In general, the Batman pit extends 2,200  meters in length by 365 to 450 meters in true width and has been drill tested to a depth of 800 meters down-dip. The deposit is open along strike and at depth.

The mineralization within the Batman pit is directly related to the intensity of the north-south trending quartz sulfide veining.  The lithological units impact on the orientation and intensity of mineralization.  Sulfide minerals associated with the gold mineralization are pyrite, pyrrhotite and lesser amounts of chalcopyrite, bismuthinite and arsenopyrite.  Galena and sphalerite are also present, but appear to be post-gold mineralization, and are related to calcite veining in the bedding plains and the east-west trending faults and joints.  Two main styles of mineralization have been identified in the Batman pit.  These are the north-south trending vein mineralization and bedding parallel mineralization.

Based on our review of the historic project files, we believe that approximately 24.6 million tonnes grading 1.06 grams gold per ton and containing 826,000 ounces of gold were extracted between 1996 and the termination of mining in 2000. Processing was by a combination of heap leach production from oxide ore and cyanidation of sulfide ore. The remaining mineralization consists of sulfide mineralization lying below and along strike of the existing open pit, and in hanging wall structures parallel to the main zone in the existing open pit.

Preliminary Feasibility Study, January 2011

On January 4, 2011, we announced the positive results of a PFS for the Batman pit, at a processing rate of 10.65 million tonnes of ore per year. The January 2011 PFS was managed by Tetra Tech, and expands upon the PFS previously completed by Tetra Tech dated October 1, 2010, and announced on August 18, 2010. Tetra Tech undertook the resource modeling and estimation, geotechnical, environmental and site reclamation engineering and design for the January 2011 PFS. Mr. John Rozelle, PG, the then Manager of Tetra Tech’s Mineral Resource Division and Principal Geologist, at that time an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of Tetra Tech. Mr. Thomas Dyer, P.E., of MDA of Reno, Nevada, an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of MDA.  Mr. Rozelle and Mr. Dyer prepared or supervised the preparation of the information that forms the basis for the scientific and technical information disclosed herein. As of May 2011, Mr. Rozelle joined Vista Gold as the Vice President of Technical Services. The technical report summarizing the results of the PFS and updated mineral resource estimate entitled “10.65 MTPY Preliminary Feasibility Study, NI 43-101 Technical Report, Mt. Todd Gold Project, Northern Territory, Australia” dated January 28, 2011, is available on SEDAR at www.sedar.com.

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

(1)
Reserves and Production Estimates at $1,000 per ounce gold(1)
Proven and Probable Mineral Reserves (at a 0.40 grams gold per tonne cut-off)	149.9 million tonnes at 0.85 grams gold per tonne
Life of Mine Production	3,372,000 ounces
Average Annual Production	239,500 gold ounces per year
Mining Rate	29.5 million tonnes per year
Mill Throughput Rate	30,000 tonnes per day
Stripping Ratio (waste:ore)	1.8
Mine Life	14 years

(1)  Cautionary Note to U.S. Investors: Proven and Probable Mineral Reserves as described in this table are based on Canadian definitions under NI 43-101. These Reserves are based on a pre-feasibility study.  Reserves for SEC Industry Guide 7 purposes require a definitive or “final” feasibility study and permits. See the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

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

Mineral Resources and Reserves Estimates, January 2011 PFS

The January 2011 PFS is based on our gold mineral resource estimate for the Batman pit at the Mt. Todd gold project as of June 11, 2009, which assumed a cutoff grade of 0.40 grams of gold per tonne. The resource estimate is detailed in the report “Mt. Todd Gold Project - Updated Preliminary Economic Assessment Report - Northern Territory, Australia” dated June 11, 2009, and is available on SEDAR at www.sedar.com.   In summary, based on the report, under SEC Industry Guide 7 guidelines and net of mineral reserves, mineralized material for the Batman pit, above a cut-off grade of 0.40 grams gold per tonne, is estimated at 41,064,000 tonnes grading 0.77 grams gold per tonne.

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

Batman Pit Reserves Estimated at Mt. Todd, January 2011 PFS

Reserve Classification	Tonnes	Average Gold Grade (grams gold per tonne)
Proven(1,2 and 3)	48,961,000	0.91
Probable(1, 2 and 3)	100,914,000	0.83
Proven & Probable(1,2 and 3)	149,875,000	0.85

(1)        Mineral reserves are reported separately from mineral resources.

(2)        Cautionary Note to U.S. Investors: Proven and Probable Mineral Reserves as described in this table are based on Canadian definitions under NI 43-101. These Reserves are based on a pre-feasibility study.  Reserves for SEC Industry Guide 7 purposes require a definitive or “final” feasibility study and permits.  See the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

(3)        See the section heading “Item 1A. Risk Factors” in this annual report on Form 10-K.

Capital and Operating Cost Estimate, January 2011 PFS

Estimated life-of-mine average cash production costs are projected to be $520 per gold ounce and include the cost of concurrent reclamation.  The latter half of the project life benefits from decreases in the required stripping.  Pre-production capital costs including contingency, owner’s costs and working capital are estimated to be $589,600 and sustaining capital over the life of the mine is estimated to be $260,500 including $150,400 for additional tailings storage capacity to be spent starting in year five.

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

The proposed plant would have a design capacity of 30,000 tonnes per day and was designed to be simple, efficient and easy to maintain. The proposed flowsheet indicates that following grinding, the slurried ore will be sized by cyclones, thickened, pre-conditioned, and then leached in tanks prior to recovery in a hybrid carbon-in-pulp circuit.  Gold will be stripped from the carbon and precipitated in an electrowinning cell prior to refining into dore bars.  The tailings will be detoxified using the SO2/Air process and deposited in the existing tailings impoundment facility.

Further contributing to lower costs, the proposed project will self-generate power using low-cost natural gas which can be supplied to the site via the existing natural gas pipeline.  The project also includes plans to produce lime from near-by limestone deposits, thereby significantly reducing the supply cost for this reagent.

Infrastructure, January 2011 PFS

The Mt. Todd gold project site has existing infrastructure which includes a fresh water storage reservoir with sufficient capacity to sustain the proposed operation, paved access roads, concrete foundations for some of the crushing circuit, a natural gas pipeline and an electrical power line.  Power will be generated on site using a gas-turbine generator which is included in the project capital. The power plant is designed to have excess capacity to meet higher loads during large equipment starting up.  Excess power during operations could be sold into the grid further reducing expected costs.

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

Before–Tax Economic Results

Gold Price Scenario	Before Tax IRR	Before Tax NPV5%	Before Tax Cumulative Cash Flow
$1,000 per ounce	13.9%	$ 385,336	$ 964,514
$1,200 per ounce	17.1%	$ 610,603	$ 1,359,383
$1,350 per ounce	23.2%	$ 944,470	$ 1,860,112
$1,500 per ounce	29.1%	$ 1,278,336	$ 2,360,841

After-Tax Economic Results

Gold Price Scenario	After Tax IRR	After Tax NPV5%	After Tax Cumulative Cash Flow
$1000 per ounce	10.7%	$ 184,312	$ 584,562
$1200 per ounce	12.4%	$ 284,528	$ 777,849
$1350 per ounce	16.6%	$ 475,309	$ 1,059,338
$1500 per ounce	20.6%	$ 664,986	$ 1,339,945

2011/2012 Conversion Drilling Program

As part of the ongoing Mt. Todd feasibility study process, we generated a final pit design based on estimated measured and indicated mineral resources. Subsequently, we determined the limits of an economic pit using estimated measured, indicated and inferred mineral resources. This economic pit design and the location of inferred mineral resources relative to the feasibility study pit design led us to start a drilling program in November 2011 designed to convert estimated inferred mineral resources to estimated measured or indicated mineral resources in areas that could expand the feasibility study pit shape. The program was completed in November 2012. Thirty-two diamond core holes totaling 20,737 meters were completed within the program.

The core was logged, photographed and sampled by employees or contractors under the directions of our Vice President of Exploration, Mr. Frank Fenne P.G., who is a “qualified person” within the meaning of NI 43-101.  Facilities for the core processing included an enclosed logging shed and a covered cutting and storage area that was fenced in.  Both of these facilities were considered to be limited access areas and kept secured when work was not in progress.  The diamond core was boxed and stacked at the rig by the drill crews.  Core was then picked up daily by members of the core cutting crew and transported directly into the logging shed.

Processing of the core included photographing, geotechnical and geologic logging, and marking the core for sampling.  The core was laid out for the following procedures:

•	Sample intervals were marked on the core by a member of the geologic staff. Sample intervals were a nominal 1.0 meter;
•	Geotechnical logging was done in accordance with procedures recommended by our geotechnical consulting company;
•	Geologic logging was then done by a member of the geologic staff. Assay intervals were selected at this time and a cut line marked on the core. The standard sample interval was one meter;
•	Sample numbers were then assigned and sample tickets prepared. Duplicate sample tickets were placed in the core tray at the appropriate locations; and
•	Each core tray was photographed and restacked on pallets pending sample cutting.

The core was then cut using diamond saws with each interval placed in marked plastic bags.  Standards and blanks were also placed in plastic bags for inclusion in the shipment.  All of these samples were kept in the secure area until crated for shipping.

Samples were prepared and assayed by North Australia Laboratories, Pine Creek Australia.  Second lab check assays were completed by Northern Territory Environmental Laboratories (Intertek Group) in Darwin, Australia.  Gold grades are based on a 50 gram fire assay method.

Updated Resource September 2012

We announced the results of an updated mineral resource estimate for the Batman deposit on September 6, 2012, and the NI 43-101 technical report was issued on October 4, 2012. The resource update incorporates 18 cores completed in the 2011/2012 resource conversion drilling program. The technical report summarizing the results of the updated mineral resource estimate entitled “NI 43-101 Technical Report Resource Update Mt. Todd Gold Project Northern Territory, Australia” with an effective date of September 4, 2012 and an issue date of October 4, 2012, is available on SEDAR at www.sedar.com and was furnished to the SEC on Form 8-K on December 11, 2012 and is available at www.sec.gov. The mineral resource estimate for the Batman pit, as of August 31, 2012, is 7.01 million gold ounces measured and indicated, and 2.09 million ounces inferred. The mineral resource estimate is reported at a cutoff grade of 0.40 grams of gold per tonne (0.015 ounces gold per tonne), the same cut-off grade used in our previous estimates. The estimate was prepared using GEMCOM software and used whole block kriging to estimate block values. Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Project Development Update October 2012

We announced that we have completed a comprehensive analysis focused on optimizing the development plans for the Mt. Todd gold project in Northern Territory, Australia. After a thorough review, management has selected for evaluation a two-phased strategy to achieve its development goals and economic objectives.

Stage 1 contemplates the construction of a 30,000 tpd project using a higher cut-off grade (0.5 g Au/tonne vs. 0.4 g Au/tonne used in all prior Vista analysis), with lower grade material to be stockpiled.

Stage 2 would involve an expansion to 45,000 tpd after payback of initial capital and contemplates a reduction in the cut-off grade to 0.4 g Au/tonne and the processing of stockpiled material from Stage 1.

This two-phased strategy enables us to minimize initial capital costs and further increase the average grade of material to the mill in the early years of the project to achieve the shortest possible payback period. It also provides the opportunity to achieve a 50% increase in project scale with modest additional capital expenditures to allow us to take advantage of Mt. Todd’s large and growing resource base.

Additionally, we intend to complete a preliminary feasibility study in the first quarter of 2013 that evaluates this development strategy. We expect to complete a feasibility study for the project in the second quarter of 2013, subject to the results of the preliminary feasibility study.

Exploration Potential

Based on airborne geophysical survey data, we have identified five magnetic targets within our controlled land holdings surrounding the Batman pit. The targets are distinct magnetic highs located within sedimentary rocks that should have a low magnetic signature.  These features are similar to those at Mt. Todd, which, as a result of the included pyrrhotite, exhibits a strong magnetic high.

In September 2010, we completed our review of the geology and calculated a mineral resource estimate in accordance with CIM Standards. The mineral resource estimate was conducted by Tetra Tech MM Inc. under the direction of Mr. John Rozelle, at the time an independent qualified person as defined by NI 43-101 using standard industry software and resource estimation methodology, (who joined Vista as Vice President, Technical Services in May 2011). The Quigleys deposit is located 3.5 km northeast of the Batman pit at our Mt. Todd gold project.

Mineralization at the Quigleys deposit is interpreted to occur within a series of mineralized shears that strike north northwest and dip 30 to 35 degrees to the west. The main shear extends for nearly one kilometer along the strike and has been drilled to a vertical depth of 230 meters.  The mineral resource estimate has been defined by 632 drill holes drilled by Pegasus and Billiton Australia Gold Pty. Ltd. in the late 1980s through the mid-1990s.  Tetra Tech reviewed the integrity of the drill-hole database and developed a computer model to estimate and classify the estimated mineral resources. The model reflected Tetra Tech’s geological interpretation of the deposit, which constrained the mineralization to the shear zones using geological information and assays from 49,178 samples obtained from the drilling. Lower grade, erratic mineralization in the hanging wall of the shears has not been included in the mineral resource estimate.

Sampling and assaying was done under the supervision of prior operators in conjunction with evaluation of the Batman pit and are discussed in the PFS and the PEA, as part of the overall project sampling and assaying methodology.

Based on Tetra Tech’s resource analysis, at a cut-off grade of 0.50 grams of gold per tonne, under SEC Industry Guide 7 guidelines, mineralized material for the Quigleys deposit is estimated at 6,076,000 tonnes grading 0.92 grams gold per tonne.

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

The focus of the geology staff in 2012 has been on the development drilling and exploration on the Exploration Licenses has been limited to meeting commitments to maintain the licenses in good standing.

In late November 2012, a single diamond drill hole was completed on the target before the onset of the wet season. SD12-01 was drilled at an angle across the target zone to a depth of 219.1m. Although the hole did not intersect significant ore grade mineralization, assay results were encouraging, and we believe that additional drilling is warranted. The hole intersected zones of intensely silicified greywackes and shales with minor sheeted quartz veins. The alteration and veining is remarkably similar to that observed at the Batman Deposit in the vicinity of the core zone. The greywacke units are coarser grained than at Batman, but the frequency of lithological changes and alteration types are all very similar. Sulfides are present within the quartz veining and as disseminated blebs within intensely silicified siltstones. Common sulfide minerals include pyrite, pyrrhotite, chalcopyrite, and arsenopyrite with traces of galena, sphalerite and bornite. Veining has a steep dip to the east, similar to Batman, but appears richer in base metals. Disseminated sulphides are also more abundant, while the vein density is not as intense as Batman.

During 2012, we completed a detailed ground magnetic survey at the Golden Eye target to refine the airborne data.  We continued mapping and geochemical exploration at the Snow Drop target.  Based on the results, we drilled one angle core hole to a depth of 219.1 meters across the target.  The hole intersected thick zones of anomalous gold and gold pathfinder elements and additional drilling is planned in 2013.

As much as 4,500 meters of core drilling on the ELs is planned in 2013, depending on drill results.   Drill targets include Quigleys, Snowdrop and Golden Eye.  We plan to raise additional funds to execute this program.  There can be no assurance that we will be able to raise the necessary capital on reasonable terms, if at all.

The Mt. Todd gold project is without known mineral reserves under SEC Industry Guide 7 and the proposed program at Mt. Todd is exploratory in nature.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

Property Description and Location

Our Guadalupe de los Reyes project is located in the State of Sinaloa, near the village of Guadalupe de los Reyes in western Mexico, approximately halfway between the cities of Mazatlan and Culiacan.  The project area is accessed by a 30-kilometer dirt road from Cosala, a city of approximately 17,000 inhabitants. The city of Cosala is connected to the cities of Mazatlan and Culiacan by a 55-kilometer paved highway plus 100 kilometers of toll freeway or by small aircraft from a local airstrip to international airports of Durango, Mazatlan and Culiacan.

The project is located in the western foothills of the Sierra Madre Occidental at elevations that vary from approximately 300 meters to 1,000 meters. The topography is moderate to rugged. Climate in this area is arid to semi-arid with an average temperature of 22 to 26 degrees Celsius. The average rainfall of approximately 1,000 millimeters occurs mostly during the period of June to September in strong storm events that cause flooding along the river beds and frequent interruptions of the road to Cosala. Moderate to dense vegetation of bushes and shrubs covers the hill slopes within the project area, in a transition zone that changes from the tropical vegetation towards the lower elevations to that of evergreens and other types of trees at higher topography. Sporadic underground mining of veins in the district occurred from the 1770’s until the 1950’s, resulting in a reported accumulated extraction of approximately 1.1 million tonnes of ore with an average grade of 9.20 gold grams per tonne and 430 silver grams per tonne from the various deposits located within the district.   Old, abandoned underground mine workings and relatively small mine-waste dumps exist in the area; no tailings ponds are present, and there are no known environmental liabilities on the project.

The property is held through 37 federal mining concessions totaling about 6,310.9 hectares through our wholly-owned subsidiary Minera Gold Stake S.A. de C.V. A location map and table of mining concessions controlled by Vista follows.

NORTH
2 km
2,690,000
2,688,000
2,686,000
2,684,000
2,682,000
338,000
340,000
342,000
344,000
346,000
348,000
350,000
Los Reyes Tres
Elota Fraccion 1
Los Reyes 6
Los Reyes Fraccion Norte
Los Reyes 5
Norma
San Manuel
Elota Fraccion 2
Los Reyes 7
El Padre Santo
Santo Nino
El Faisan
Patricia
San Pedro
San Pablo
Los Reyes 8
Elota Fraccion 5
Elota Fraccion 8
Elota Fraccion 4
Martha 1
6 De Enero
Prolongacion Del Recuerdo
Approximate Area of Known Mineralization
Arcelia Isabel
Los Reyes Dos
Nueva
Esperanza
Los Reyes 4
Diez De Mayo
San Miguel
Prolongacion Del Recuerdo Dos
Elota Fraccion 6
Elota Fraccion 3
Elota Fraccion 9
La Victoria
Dolores
Elota Fraccion 7
Unpaved Access Road
Los Reyes Fraccion Oeste
Los Reyes Fraccion Sur
Elota
Vista Gold Corp. Property
Other Property

MEXICO
KILOMETERS
SINALOA
DURANGO
PACIFIC OCEAN
TAMEAPA
BADIRAGUATO
POTRERO
CULIACAN
NAVOLATO
ALTATA
COSTA RICA
EL SALADO
COSALA
EL DORADO
TASAJERA
LAS CRUCES
TANQUES
SAN JUAN
DIMAS
MAZATLAN
VILLA UNION
ROSARIO
ESCUINAPA
TOPIA
CAMEDERO
COACOYOLE
LA CIENEGA
Gaudalupe de los Reyes
MONTOROS
SANTIAGO PAPASQUIARO
BARRAZAS
SAPIORIES
ACATITA
TAYOLTITA
TENCHOQUELITE
EL SALTO
LOS ALTARES
15
40

VISTA GOLD CORP.

Guadalupe de los Reyes Project

 Mining Concessions at Guadalupe de los Reyes Controlled by Vista Gold

Concession Name	Serial Number	Surface Area (hectares)	Location Coordinates UTM (NAD27)	(INEGI Official Map No.)	Location Date	Expiration Date	Annual Fees (in Mexican Pesos, “MP”)
Gaitan Concessions:
La Victoria	210803	199.8708		G13C75	11/30/1999	11/29/2049	11,448.60
Prolongacion del Recuerdo	210497	91.4591		G13C75	10/8/1999	10/7/2049	5,238.78
Prolongacion del Recuerdo Dos	209397	26.6798		G13C75	4/9/1999	4/8/2049	3,055.38
Arcelia Isabel	193499	60.3723		G13C75	12/19/1991	12/18/2041	12,169.84
Dolores	180909	222.0385		G13C75	8/6/1987	8/5/2012	44,758.52
San Luis Concessions:
Los Reyes 8	226037	9.0000		G13C75	11/15/2005	11/14/2055	130
Los Reyes Fraccion Oeste	210703	476.9373		G13C75 and G13C85	11/18/1999	11/17/2049	56,278
Los Reyes Fraccion Norte	212757	1,334.4710		G13C75	11/22/2000	10/7/2049	78,762
Los Reyes Fraccion Sur	212758	598.0985		G13C75	11/22/2000	10/7/2049	35,302
Los Reyes Dos	214131	17.3662		G13C75	8/10/2001	8/9/2051	1,024
Los Reyes Tres	214302	197.0000		G13C75	6/9/2001	5/9/2051	11,628
Los Reyes Cinco	216632	319.9852		G13C75	5/17/2002	5/16/2052	18,886
Los Reyes Cuatro	217757	11.1640	Project centered	G13C75	8/13/2002	8/12/2052	328
Los Reyes Seis	225122	427.6609	at approximately	G13C75	7/22/2005	7/21/2055	6,064
Los Reyes Siete	225123	4.8206	345000E,	G13C75	7/22/2005	7/21/2055	70
San Miguel Concessions:			2686000N
Norma	177858	150.0000		G13C75	4/29/1986	4/28/2011	30,237
San Manuel	188187	55.7681		G13C75	11/22/1990	11/21/2015	11,241.74
El Padre Santo	196148	50.0000		G13C75	7/16/1993	7/15/2043	10,079
Santo Niсo	211513	44.0549		G13C75	5/31/2000	5/30/2050	2,523.46
El Faisan	211471	2.6113		G13C75	5/31/2000	3/30/2050	149.58
Patricia	212775	26.2182		G13C75	1/31/2001	1/30/2051	1,501.78
Martha I	213234	46.6801		G13C75	4/10/2001	4/9/2051	2,673.84
San Pedro	212753	9.0000		G13C75	11/22/2000	11/21/2050	515.52
San Miguel Concessions:
San Pablo	212752	11.1980		G13C75	11/22/2000	11/21/2050	641.42
Nueva Esperanza	184912	33.0000		G13C75	12/6/1989	12/5/2039	6,652.14
San Miguel	185761	11.7455		G13C75	12/14/1989	12/13/2014	2,367.66
Vista Gold Concessions:
Elota	237661	947.6449		G13C75	4/20/2011	4/19/2061	5402.00
Elota Fraccion 1	237662	905.5592		G13C75	4/20/2011	4/19/2061	5162.00
Elota Fraccion 2	237663	3.2803		G13C75	4/20/2011	4/19/2061	19.00
Elota Fraccion 3	237664	2.7052		G13C75	4/20/2011	4/19/2061	16.00
Elota Fraccion 4	237665	8.1142		G13C75	4/20/2011	4/19/2061	46.00
Elota Fraccion 5	237666	4.1698		G13C75	4/20/2011	4/19/2061	24.00
Elota Fraccion 6	237667	0.4779		G13C75	4/20/2011	4/19/2061	3.00
Elota Fraccion 7	237668	0.1535		G13C75	4/20/2011	4/19/2061	1.00

Elota Fraccion 8	237669	0.6546	G13C75	4/20/2011	4/19/2061	4.00
Elota Fraccion 9	237670	0.9503	G13C75	4/20/2011	4/19/2061	6.00
Diez de Mayo	223401	0.1842	G13C75	12/10/2004	12/10/2054	1.00
Totals		6,311.0944 hectares				364,410.26 Mexican Pesos
					Total in US$ @ an exchange rate on 2/26/13 of MP$1.00 = $0.079 = $28,788

To operate within the laws and regulations of Mexico, we must negotiate the use of the land rights before initiating development of any considerable mining operations in the project area. An important consideration is the traditional use of land, which recognizes that mining is the preferred use of the land in and around old mine workings.  Most of the surface rights to the Guadalupe de Los Reyes gold/silver project are held by the Ejido Tasajera (“Ejido”). In November 2011, we concluded a two-year lease for use of the surface with the Ejido two gold/silver mineral properties adjacent to our Guadalupe de los Reyes gold/silver project.

History

From the middle of the 1950s to the 1980s there was limited activity within the Guadalupe area that included exploration reconnaissance studies and mining concessions promotions.  In the early 1990’s, Northern Crown Mines Ltd. (“NCM”) completed a total of 36,278 meters of reverse circulation drilling on the concessions. In 2001, Meridian Gold, Incorporated optioned the project from NCM and completed a due-diligence investigation including sample checks and drilling of 23 additional confirmatory holes totaling 2,732 meters.  Meridian dropped the option with NCM in 2002and NCM subsequently returned all mineral rights to the original concessionaires.

In 2003, we acquired a 100% interest in the Guadalupe de los Reyes gold/silver project and a data package associated with the project and general area.  In 2008, we acquired several concessions adjacent to our Guadalupe de los Reyes gold/silver project.  In 2011, we acquired several open fractions within our concession grouping. This consolidated our ownership of the known mineralization within the Guadalupe de los Reyes district.  The Guadalupe de los Reyes gold/silver project is subject to NSR royalties ranging from 0-3%.  We hold Guadalupe de los Reyes through our wholly-owned subsidiary Minera Gold Stake S.A. de C.V.

Infrastructure

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

Geology and Mineralization

The Guadalupe de los Reyes district is a low sulfidation epithermal gold/silver system composed of quartz/chalcedony veins, vein stockworks, and breccias hosted within the lower volcanic sequence (“LVS”) of the Sierra Madre Occidental.  The LVS is a differentiated section of basalt flows and tuffs that grade upward into andesite tuff.  The andesites are overlain by a complex of dacite to rhyodacite flows and tuffs with related dikes, small stocks and flow domes.

The LVS rests unconformable on a Cretaceous granite batholith and is unconformably overlain by the upper volcanic sequence (“UVS”). The UVS is characterized by thick, tabular, rhyolitic ash flow tuffs that form topographic highs and prominent cliffs.

Within the area, there are four major northwesterly and west-northwesterly dilational quartz-filled fault structures with an aggregate strike length of 13.7 kilometers. These structures have displaced the LVS stratigraphy and have been subsequently silicified and infilled with low sulfidation style epithermal gold and silver mineralization.  The vein/fault structures have good strike continuity and typically dip from 50 to 70 degrees.  Vein widths vary from 2 to 50 meters depending upon the degree of dilation of the fault structure and intensity of silica injection and mineralization.  The mineralogy is dominated by several varieties and periods of silicification with attendant calcite and adularia.

Native gold, electrum and acanthite are the primary economic minerals.  Sulfide content is very low and typical gold pathfinder elements are only weakly elevated.

Most of the historical underground operations in the district were concentrated along the footwall of the veins where the higher-grade gold and silver values most often occurred.  However, the more extensive-brecciated hanging wall sections of these veins that usually host lower grade, dominantly gold-bearing mineralization, were largely ignored.  These hanging wall sections in topographically favorable locations are favorable sites to develop bulk tonnage gold/silver deposits.

Preliminary Economic Assessment

In March 2013, we announced the completion of a preliminary economic assessment (“PEA”) for the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico which evaluated the viability of a 1,500 tonne per day (540,000 tonne per annum) processing facility with positive results.

The Guadalupe de los Reyes PEA was completed by TetraTech MM, Inc. of Golden, Colorado, pursuant to Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI 43-101"). The PEA was completed by or under the supervision of Edwin C. Lips P.E., Dr. Rex Bryan, Vicki Scharnhorst P.E. and Erik Spiller, each independent Qualified Persons (as defined in NI 43-101). Mr. Lips, Dr. Bryan and Mr. Spiller have reviewed and approved the technical and scientific information contained in this report. Previous technical reports contain extensive geologic and technical information related to the deposit, on which this estimate relies. The last technical report was filed on SEDAR on November 29, 2012 and is entitled "Technical Report Resource of Guadalupe de los Reyes Gold silver Project – Sinaloa, Mexico" and was issued on November 5, 2012.

The PEA is intended to provide only an initial review of the Guadalupe de los Reyes gold/silver project's potential and is preliminary in nature. The PEA includes inferred resources that are considered to be too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that the economic results described in the PEA will be realized.

Project Economics

The following table provides details on the Project’s economics at variable gold price assumptions.

Financials @ 8% discount rate		Gold/Silver Price Assumptions
	Units	$1,184 / $22.40	$1,332 / $25.20	$1,480 / $28 (Base Case)	$1,628 / $30.80	$1,776 / $33.60
Average Gold Cash Cost	US$/oz	631	631	631	631	631
After-Tax NPV	US$M	10.9	34.1	57.3	80.3	103.3
IRR (After-Tax)%		11	16	21	25	29
Payback (After-Tax)	Years	6.0	4.0	3.6	3.4	3.2

Project Concept

The Guadalupe de los Reyes gold/silver project, as currently envisioned, consists of five small open pits within the Guadalupe de los Reyes system, all located within approximately 2.5km of each other. Conventional open pit methods are recommended for mining the five deposits.

The deposits are typical of a low sulfidation epithermal system with mineralization occurring in westward dipping structural zones that range from a few meters to tens of meters in thickness. The gold occurs as microscopic-sized, free to quartz-encapsulated electrum associated with silver sulfides. Historic metallurgic testwork focused on heap leach recovery methods; however Vista believes that finer grind size through milling could lead to better recoveries. Vista's testwork has focused on gold extraction under a conventional mill and CIL circuit and has resulted in an estimated average gold recovery of 93% and a range of silver recoveries, dependent on the specific deposit tested.

Mill throughput is assumed to be 1,500 tonnes per day or 540,000 tonnes per year. With this assumed production rate, the mine life would be approximately 11 years, with 5.5 million tonnes of material processed. The mine would have an overall strip ratio of 11.7 tonnes of waste rock per tonne of economic mineralized rock. Gold accounts for approximately 80% of the value of the payable metals with silver accounting for the balance.

Mineral Resources

The mineral resources utilized in this PEA were announced in November 2012 and are contained in a separate technical report that was filed on November 29, 2012.  Those mineral resources are summarized in the table below.

Resource Classification	Metric Tonnes	Gold Grade (grams Au/t)	Silver Grade (grams Ag/t)	Contained Gold Ounces	Contained Silver ounces
Indicated(1)	6,842,238	1.73	28.71	380,323	6,315,407
Inferred(1)	3,246,320	1.49	34.87	155,209	3,639,163

(1)

Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Capital Costs

Capital costs estimates were done based on Q4 2012, un-escalated U.S. dollars and are summarized in the table below.  Minor rounding errors may occur.

Area	Detail	Pre-Production ($, millions)	Sustaining ($, millions)	Total ($, millions)
Direct Costs	Mine	8.2	6.7	14.8
	Mill	36.7	-	36.7
	Tailings	6.5	15.5	22.0
	Infrastructure	12.3	-	12.3
Mine Closure		-	5.0	5.0
Owner Costs		4.8	-	4.8
Capex Without Contingency		68.4	27.2	95.6
Contingency (30% applied to all)		20.5	8.2	28.7
Total Capex Estimate with Contingency		88.9	35.4	124.3

Operating Costs

Operating cost estimates were based on Q4 2012 un-escalated U.S. dollars and are summarized in the table below.  Minor rounding errors may occur.

	Unit Cost Estimate
Item	$/t Mined	$/t Milled	Cash Cost $/Au ounce Payable
Mining	1.31	16.61	223
Processing		23.48	315
General & Administrative		1.50	20
Environmental		0.50	7
Total (without silver credits)		42.06	564

Annual Production

Year	Ore Mined	Gold Grade	Contained Gold	Silver Grade	Contained Silver	Waste	Strip Ratio
	(kt)	(g/t)	(kozs)	(g/t)	(kozs)	(kt)
-1	2	1.69	0.11	16.79	1.08	895	447.5
1	540	1.89	32.79	12.35	214.42	2,698	5.0
2	540	1.89	32.79	12.35	214.42	2,698	5.0
3	540	1.89	32.79	12.35	214.42	2,698	5.0
4	540	3.51	60.93	34.20	593.84	3,592	6.7
5	540	1.69	29.35	16.79	291.51	4,058	7.5
6	540	1.69	29.35	16.79	291.51	4,058	7.5
7	540	1.69	29.35	16.79	291.51	4,058	7.5
8	540	1.48	25.67	26.31	456.83	4,635	8.6
9	540	1.57	27.22	38.43	667.19	7,479	13.9
10	540	2.54	44.08	99.51	1,727.57	15,444	28.6
11	104	2.54	8.49	99.51	332.72	12,215	117.5
Total/Avg	5,506	1.99	352.90	29.92	5,297.01	64,561	11.7

Exploration Upside

Vista's 2011-2012 exploration program was designed to confirm the existing resource and test the potential for higher gold and silver grades at depth.  The minimal amount of deep drilling conducted by the Company together with historical records indicate that the stockwork of the low sulfidation epithermal vein system that is the host for the deposits evaluated in the PEA consolidate into high-grade vein systems with widths that could be mined by underground mining methods.  We believe there is a possibility that with time and the appropriate exploration expenditures, a high-grade underground-mineable resource could potentially be developed.

The Guadalupe de los Reyes project is without known mineral reserves under SEC Industry Guide 7 and the proposed program at Guadalupe de los Reyes is exploratory in nature.

For the remainder of 2013, our expenditures on Guadalupe de los Reyes will be restricted to property holding costs and community support initiatives as the Company is primarily focused on the continued evaluation of the Mt. Todd project.

Los Cardones Gold Project, Baja California Sur, Mexico

Property Description and Location

The Los Cardones gold project (formerly Concordia) is located 55 kilometers southeast of the city of La Paz (population approximately 220,000), in the Mexican state of Baja California Sur and is accessed by paved and dirt roads. The project area covers over 3,710 hectares and is comprised of fifteen mining concessions.  During the mid to late 1990s, the owners at that time, conducted extensive regional and local exploration which included stream sediment and soil geochemistry, ground and airborne geophysics, satellite imagery, geologic mapping, rock sampling, and drilling. A 2% net profits interest on certain concessions of the project is payable, subject to a cap of $2,000. Additionally, a 1% NSR royalty applies to two concessions which are outside the limits of the currently designed open-pit mine.

In 2008, we purchased the land needed for a desalination plant for the Los Cardones gold project. The land is located on the Pacific coast, approximately 26 kilometers by air southwest of the project. The 1.6 hectare parcel of land is zoned for industrial use and a Change of Land Use Permit (“CUS”) has been received from the Municipality of La Paz for the installation of the desalination plant. In addition, we purchased approximately 500 hectares of land within the mining concessions for a mill site and other infrastructure.     We hold our interest in the project in our subsidiary Desarrolles Zapal, S.A. de C.V. (“DZ”).

In 2009, the General Direction of Mines in the Mexican Secretariat of Economy granted us Temporary Occupation Permits (“TOP”) covering the mining concessions in the project area, which grant us the surface rights necessary for the open pit and waste rock dumps.

The project is accessible by paved highway to within 17 kilometers of the main access to the project on the north, and then by government-maintained dirt roads. There is also a government maintained dirt road from the west.

The climate is semi-arid and mild. Vegetation consists of mesquite trees and various cacti, with the primary type of vegetation predominating in the area categorized as “deciduous tropical forest”. The topography comprises moderate to steep hills with elevations ranging from 400 to 800 meters. Overall, the drainage system is characterized by moderately steep v-shaped valleys.

A map showing the location of the mining concessions and a table with a list of the mining concessions and the holding requirements follows.

590000E
595000E
2620000N
2615000N
NORTH
0
1
2
Kilometers
Concessions
Unpaved Access Road
EL PICACHUDO
189602
TOCOPILLA
204511
VALLE PERDIDO
REDUCCION 2
227346
LA RICA
206545
LA DIFICULTAD
203910
JULIA
204485
SAN ANTONIO
180064
Approximate Area of
Known Mineralization
EL ARBOL
DE ORO
184973
LA ENCANTADA
FRACCION 1
218399
MAILE
207581
VALLE PERDIDO
FRACCION I
226290
LA ENCANTADA
FRACCION II
218415
LA ENCANTADA
FRACCION I
218417
LA ENCANTADA
FRACCION 2
218398
CERRO
PEDREGOSO
218397
Mexico
Gulf
of
California
Los
Cardones
VG
VISTA GOLD
Los Cardones Project

Los Cardones Mining Concessions Controlled by Vista Gold

/26
Project is centered at approximately UTM coordinates 592500E, 2618000N (NAD27) All concessions are located on INEGI official map number F12B23
Concession Name	Serial Number	Surface Area (hectares)	Location Date	Expiration Date	Annual Fees (in Mexican Pesos, “MP”)
San Antonio	180064	151.3647	3/23/1987	3/22/2037	30,512
El Arbol De Oro	184973	162.0000	12/13/1989	12/12/2039	32,656
El Picachudo	189602	348.0000	12/5/1990	12/4/2040	70,150
La Dificultad	203910	454.0218	11/5/1996	11/4/2046	91,522
Julia	204485	469.4073	2/21/1997	2/20/2047	94,624
Tocopilla	204511	582.4949	2/28/1997	2/27/2047	117,420
La Rica	206545	481.1593	1/23/1998	1/22/2048	96,992
Maile	207581	296.9883	6/30/1998	6/29/2048	59,866
Cerro Pedregoso	218397	46.6493	11/5/2002	11/4/2052	1,328
La Encantada Fracc. 2	218398	12.9992	11/5/2002	11/4/2052	370
La Encantada Fracc. 1	218399	166.2248	11/5/2002	11/4/2052	4,734
La Encantada Fracc. II	218415	32.4883	11/5/2002	11/4/2052	926
La Encantada Fracc. I	218417	44.9991	11/5/2002	11/4/2052	1,282
Valle Perdido Fracc. I	226290	9.7752	12/6/2005	12/5/2055	134
Valle Perdido Reduccion 2	227346	451.5862	6/9/2006	11/4/2052	6,214
Totals		3,710.1584			608,730

15 Concessions			Totaling US$ @ an exchange rate on 2/26/2013 of MP$1.00 = $0.079		$47,891

Note: Proof of Labor must be filed on all concessions annually. All concessions are Federal Mining Concessions

In February 2012, we entered into the Earn-in Right Agreement with Mexican-based Invecture.  Under the terms of the Earn-in Right Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest, subsequently adjusted to 62.5%, in DZ (the “Earn-in Right”).  The Earn-in Right will expire if not exercised by February 7, 2014, subject to extension in certain circumstances (the “Earn-in Period”).  The Earn-in Right Agreement provides that during the Earn-in Period, Invecture will, at its sole expense, manage and operate the Los Cardones gold project and will undertake commercially reasonable efforts to obtain the CUSF and the Authorization of Environmental Impact which are required to develop the project.

Under the provisions of the Earn-in Right Agreement, Vista agreed to perform certain activities, referred to as adjustment triggering events, by specified dates ending on April 30, 2012.  Because the adjustment triggering events were not timely completed, Invecture’s Earn-in Right was increased to 62.5% and Vista’s interest was decreased to 37.5% effective May 1, 2012.

The Earn-in Right Agreement provides that the exercise of the Earn-in Right by Invecture is conditional upon, among other things: (i) receipt of the CUSF and the Authorization of Environmental Impact; (ii) the completion of a feasibility report on the Los Cardones gold project which updates the existing feasibility report; (iii) Invecture funding 100% of the Los Cardones gold project during the Earn-in Period; and (iv) Invecture making an additional payment of  $20,000 to DZ, which amount will be used to repay intercompany loans owed by DZ to Vista Gold Corp, all by February 7, 2014.

During the Earn-in Period and subject to the terms of the Earn-in Right Agreement, Vista holds 37.5% of the DZ shareholder voting rights.  The remaining 62.5% of the DZ shareholder voting rights are held in a trust that is instructed by representatives of Vista and Invecture.  If Invecture exercises the Earn-in Right, we will continue to hold a 37.5% interest the Los Cardones gold project through our 37.5% interest in DZ.

As part of the Earn-in Right Agreement, Invecture had the right to cause DZ Mexico to acquire certain mill equipment from Vista for $16,000 (the equipment’s then book value) plus certain storage, insurance and transportation costs and any applicable taxes provided that notice of exercise of the right is received by February 7, 2013. During November 2012, Invecture notified us that they would not be exercising this right.

History

The initial recorded work at Los Cardones started around 1970 when Noranda Inc. (“Noranda”) completed 26 to 28 core drill holes on the property.  An extensive geochemical program and completion of 18 diamond drill holes were completed in 1984 and 1985 by Imperial Metals Corporation (“IMC”).  In 1992, Tymar Resources Inc. (“Tymar”) acquired 70% of the shares of IMC, and subsequently completed a geochemical survey and 18 reverse circulation drill holes.  Through a series of name changes and amalgamations, Tymar became a wholly owned subsidiary of Viceroy Resource Corp. (“Viceroy”).

Echo Bay Mines Ltd. (“Echo Bay”) entered into an agreement with Viceroy in May 1996. Under the agreement, Echo Bay spent approximately $13,400 on the project through January 1997 and earned a 60% interest in the project.  The Echo Bay work included completion of a feasibility study on the project in 1997. Based on the feasibility study, a production decision was made. However, when gold prices quickly fell from over $375 per ounce, which had been the basis of the feasibility study, to less than $300 per gold ounce, Echo Bay terminated the detailed engineering work then in progress and indefinitely suspended development of the project.

In October 1999, Viceroy acquired Echo Bay’s 60% of the project in exchange for the mill that was owned jointly by Echo Bay and Viceroy as joint venture partners, and a 2% net profits royalty, (except for two concessions which are outside the limits of the currently designed open pit).

We acquired the project from Viceroy in August 2002 for a total purchase price of C$3,000.  The terms of the agreement called for payment of 50% in cash, with C$1,000 due at closing and C$500 due one year from closing, and 50% in Vista equity units (one Common Share and one warrant to purchase one Common Share).

Infrastructure

At the present time, the project area is undeveloped with only several sheds and the drill access roads constructed during the exploration phase. We maintain an office in the city of La Paz and a small warehouse for the storage of drill samples in the town of San Antonio. There is an existing power sub-station located 18 kilometers north of the project area. Surface rights have been secured by the purchase of titled land from a landowner in the area, and there is sufficient space on this land for the processing plant and tailings disposal facility.

Geology and Mineralization

The south-southeast-trending Baja Peninsula is cut by north-trending extensional faults thought to be related to the Tertiary extensional environment of the Gulf of California and East Pacific Rise. At the southern tip of the peninsula is the La Paz crystalline complex, made up of Cretaceous intermediate to silicic intrusions that cut and metamorphosed early Mesozoic clastic and calcareous sedimentary rocks. The Los Cardones gold project lies on the northwest flank of the mountain range with Picacho Sierra la Laguna as its most prominent local feature. This mountain range lies within the La Paz crystalline complex. The crystalline complex is bounded on the west by the La Paz fault that transects the peninsula. While a thick sequence of Tertiary volcanic and volcaniclastic rocks crop out west of the La Paz fault, erosion has removed both the Tertiary volcanic units and the early Mesozoic metasedimentary rocks from the Los Cardones area.

The 20 to 30 kilometer wide, 100 kilometer long Todos Santos mineral belt, bounded by north-trending extensional faults, includes the Valle Perdido, El Triunfo, and San Antonio mining districts, as well as Los Cardones.  A regional north-northeast-striking fault, mapped for three kilometers north and south of Los Cardones, has an east-trending flexure in its central portion, which is where the Los Cardones resource is located.

General geology at Los Cardones consists of diorite roof pendants intruded by a granodiorite batholith with local low and high-angle fault zones. A north-east striking, south-east dipping low-angle silicified fault zone (technically a “cataclasite”) is the main host of gold mineralization at Los Cardones. Movement along this structure has been characterized as reverse, resulting from compression. Secondary, high-angle faulting is thought to control the higher-grade mineralization at the project. The known gold mineralized material occupies an inverted U-shaped block with an approximate strike length of 1,500 meters east-west to east-northeast, a width of approximately 500 meters down-dip, and a thickness averaging about 30 meters, but reaching 80 meters. The apex of the “U” is near the center of the proposed pit with the legs forming the east and west pit lobes.

Silver occurs in the deposit, but due to the lack of quality assurance and quality control data for the silver assays, a NI 43-101 compliant silver resource estimate has not been prepared. Metallurgical testing indicates that silver recoveries are variable, but silver production is not included in the feasibility study (described below). It cannot be assumed that any silver will be produced from the Los Cardones gold project.

Feasibility Study and Mineral Resource and Reserve Estimate

In September 2008, we completed a feasibility study under the direction of our independent consultant, SRK.  An update of the capital and operating costs and economic analysis of the project was completed on September 1, 2009 (the “Updated Study”).  The technical report outlining the results of the Updated Study entitled “Feasibility Study Update, NI 43-101 Technical Report, Vista Gold Corp., Paredones Amarillos Gold Project, Baja California Sur, Mexico” dated September 1, 2009, is available on SEDAR at www.sedar.com. (Paredones Amarillos is a former name for the Los Cardones project.)

The technical portions of the studies contracted directly by Vista and supervised by SRK were completed by MDA, Golder Associates Inc. (“Golder”), and SRK. Terry Braun, P.E., an independent qualified person as defined by NI 43-101, prepared or supervised the preparation of material on behalf of SRK. Steven Ristorcelli, P. Geo. and Thomas Dyer, P. Eng., of MDA, each of whom are independent qualified persons as defined by NI 43-101, prepared or supervised the preparation of material on behalf of MDA. David Kidd, P.E., an independent qualified person as defined by NI 43-101, of Golder, prepared or supervised the preparation of material on behalf of Golder.

In connection with the feasibility study and confirmed in the Updated Study, a mineral resource estimate (mineralized material estimate under SEC Industry Guide 7) was completed by MDA by or under the supervision of Mr. Steven Ristorcelli, P. Geo., an independent qualified person as defined by NI 43-101. The estimate was prepared using industry standard software and estimation methodologies.

There are 438 drill holes in the data base, of which four were drilled by reverse circulation methods followed by core drilling through the mineralized zone: 87 were core holes and 347 were reverse circulation holes. Of the 438 drill holes in the data base, 387 drill holes containing 51,622 samples were used in the mineral resource estimate. Drill-hole spacing in the projected open-pit area is approximately 40 meters. Mr. Ristorcelli reviewed available information necessary for the preparation of the resource estimate, including sampling, analytical, drilling and geologic.

The only information available in respect of sampling programs relates to work that was completed by Echo Bay Mines Ltd. (“Echo Bay”), a former operator of the project and subsequently by Vista Gold.  The sampling programs completed by Vista Gold were either completed after the resource model was prepared or were conducted outside the area of the reported resource and were not included in the preparation of the resource model.  Most of the drilling at the Los Cardones gold project has been reverse circulation drilling, and the majority of the reverse circulation drill sampling was completed on wet samples.

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

All Echo Bay samples were analyzed for gold using Fire Assay with an Atomic Adsorption Finish (“FA-AA”). If the FA-AA analysis resulted in a grade higher than 2.0 grams gold per tonne, a gravimetric finish was applied. Cone Laboratories (“Cone”) in Denver, Colorado performed the original assaying, with duplicate samples checked by Rocky Mountain Geochemical (“RMG”) of Salt Lake City, Utah.

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

In late 2009 and early 2010, we completed a 14-hole core drill program for metallurgical testwork and to evaluate any apparent check assay bias, under the direction of our Vice President of Exploration, Frank Fenne, P.G., who is a qualified person within the meaning of NI 43-101. Drilling was done by Major Drilling of Hermosillo, Sonora, Mexico, and core logging and sampling was done by consultants of Vista Gold. Sample preparation was by ALS Chemex of Hermosillo, who sent prepared sample pulps to ALS Chemex in Vancouver, British Columbia, Canada for assaying. Check assaying was done by Acme Labs in Vancouver. Sampling, sample custody, preparation and assaying were completed in compliance with NI 43-101 standards. However, the results of the drilling did not resolve the apparent check assay bias and additional work to resolve the issue is ongoing.

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

Reserves Estimated at Los Cardones

,
Reserve Classification	Tonnes (x1000)	Average Gold Grade (grams/tonne)
Proven(1,2)	7,147	1.17
Probable(1,2)	30,801	1.06
Proven & Probable(1,2)	37,948	1.08

(1)	Mineral reserves are reported separately from mineral resources.
(2)

Cautionary Note to U.S. Investors: Proven and Probable Mineral Reserves as described in this table are based on Canadian definitions under NI 43-101. These Reserves are based on a feasibility study that uses the three-year historical trailing price; however, the company does not currently have the necessary permits to the mine property.  See the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

As of January 1, 2009, the trailing three-year average gold price was $723.60 per ounce, which is slightly higher than the $700 per ounce gold price used by MDA for the mineral reserves reported in the table above. The three-year trailing gold price was $1,487 per ounce at the end of 2012. Therefore, under SEC Industry Guide 7 requirements, the qualified person believes the mineral reserve estimate listed above is conservative.  However, should we not be able to obtain the required governmental permits to mine the property, then the project would not have mineral reserves under either NI 43-101 or SEC Industry Guide 7. See the section heading “Item 1A. Risk Factors” above.

Over the estimated 9.5 year life-of-mine, the estimated average cash production costs are projected to be $406 per ounce, with lower costs of $372 per ounce projected during the first five years of production. Updated operating costs used prices effective as of the beginning of the third quarter of 2009. Updated pre-production capital costs, including contingency, owner’s costs and working capital, are estimated to be $189,800 or $157 per ounce of gold produced. Total capital costs including replacement, reclamation and salvage value over the life of the project and final mine closure are estimated to be $167 per ounce of gold produced. Payback of capital is estimated at 2.9 years from the start of production at the Los Cardones gold project.

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

Los Cardones Estimated Economic Results

Gold Price Scenario	IRR	Pre- Tax NPV5 ($)
Base Case Gold Price Profile ($850 first three years and $725 for the remainder, production- weighted average $771)	24.7% pre-tax 19.6% after tax	$ 150,000
Fixed $950 Gold Price	37.8% pre-tax 31.0% after tax	$ 303,000

The Los Cardones project is without known mineral reserves under SEC Industry Guide 7 and the proposed program at Los Cardones is exploratory in nature.

Long Valley Gold Project, California

We acquired the Long Valley gold project in January 2003.  The property consists of 95 contiguous, unpatented mining claims that cover an area of approximately 1,963 acres.  The surface rights covering the area of the claims are owned by the U.S. government, and are subject to a surface grazing lease. The project is subject to a 1% NSR royalty.

The project is located a  few miles to the east of the Sierra Nevada Mountains, at an elevation of about 7,200 feet, in an area of gently rolling terrain in the Inyo National Forest, about 7 miles east of the town of Mammoth Lakes, in Mono County, California, and about 45 miles north of the town of Bishop, California. Both towns are connected by U.S. Highway 395, which passes a few miles west of the property.  Access to the property from the highway is via a series of graded gravel roads. The property is in an undisturbed condition.

The climate is semi-arid and moderate, with high temperatures in the summer generally in the 80 degree Fahrenheit range and winter highs generally in the 30-40 degree Fahrenheit range. Winter temperatures can be below zero degrees Fahrenheit. Precipitation at the property totals approximately 20 to 25 inches per year, divided between winter snows and summer thunderstorms. Snow depths in winter are generally less than two feet. The vegetation consists mostly of sagebrush and related shrubs and grasses with local areas of open pine forest.

During the 1980s, a total of 156 holes were drilled, various metallurgical and engineering studies were completed and permitting documents were submitted in support of constructing a small operation.  During the early 1990’s, geologic mapping, geochemical sampling, and geophysical surveying of the area was completed and 59 reverse circulation holes were drilled. These holes were mostly in the South zone, but also resulted in the discovery of two new zones contiguous with the South zone, the Hilton Creek zone and the Southeast zone.

During the mid-1990s, exploration activities significantly increased as the owner, at that time drilled approximately  625 holes mostly in the Hilton Creek and Southeast zones and undertook extensive studies related to metallurgical investigations, preliminary engineering studies, including resource estimations, and initiated baseline-type  environmental  studies of the biological, water, and archeological resources of the area.

The database contains 896 drill holes, totaling 268,275 feet. The majority of holes were drilled using reverse circulation methods. Gold was primarily analyzed by fire assay, with grade determinations by atomic absorption.

Because of other priorities, we have no immediate plans for developing the Long Valley gold project, and it is considered an immaterial project to the Company at this time

A location map follows.

Mono County
California
Alpine County
Bridgeport
Sierra
Tuolumne County
Lee Vining
Nevada
Mono County
NEVADA
CALIFORNIA
20 Miles
Madera County
Mammoth Lakes
Toms Place
Fresno County
Inyo County
Bishop
June Lake
Bald Mountain 9104
Glass Mountain 11,123
Crestview
Long
Valley
Caldera
Deer Mtn. Inyo Craters
Mammoth Ranger Station
Mammoth Lakes
Claim Map Area
Mammoth Mountain 11,053
Lake Crowley
4 Miles
Convict Lake
Mt. Morrison 12,268
Mono County

10
11
12
15
14
13
22
24
27
25
T 3 S
R 28 E
R 29 E
LV 98
LV 111
LV 113
LV 115
LV 117
LV 63
LV 64
LV 65
LV 66
LV 112
LV 114
LV 116
LV 67
LV 68
LV 120
LV 69
LV 71
LVR 45
LVR 46
LVR 47
LVR 48
LVR 49
LVR 50
LVR 51
LVR 52
LV 70
LV 72
LV 77
LV 78
LV 79
LV 80
LV 121
LV 81
LV 91
LV 93
LV 95
LV 82
LV 84
LV 90
LV 92
LV 94
LV 96
Approximate Area of Known Mineralization
NORTH
2000 ft.
Paved Access to Hwy. 395
VISTA GOLD CORP.
Long Valley Project
Mono County, California

Geology and Mineralization

The Long Valley gold project claims are contained entirely within the early Pleistocene age Long Valley Caldera, which has been dated at about 760,000 years old. The caldera is an elongated east-west oval depression measuring some 10 miles by 20 miles and is related to eruption of the Bishop Tuff, which is covered by younger rocks within the caldera.

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

Awak Mas Gold Project, Sulawesi, Indonesia

Property Description and Location

We acquired the Awak Mas gold deposit in Sulawesi, Indonesia, in April 2005.  This project is subject to a contract of work (“CoW”) with the Indonesian government, which mandates a royalty in certain circumstances.  The CoW requires the holder to be responsible for conducting all stages of operations from prospecting to the marketing of refined minerals, as a contractor for and on behalf of the Indonesian Government. The holder bears all risks of exploration. In addition, the holder is required to employ Indonesian personnel to the maximum extent possible and undertake their training and to endeavor to use Indonesian goods and services wherever possible.

The holder of a CoW must negotiate with land and/or plantation owners for use of the surface. This will be done in the future as needed for access, mining, tailings storage, waste disposal and processing plants.

The Awak Mas gold project lies 200 kilometers south of the equator and is characterized by a typical tropical maritime monsoonal climate, with hot wet summers and marginally milder and dryer winters. The annual average rainfall is 3,200 millimeters, with the dryer period extending from July through October. Temperatures during the rainy season generally range between 18 and 27 degrees Celsius. Mining operations are possible all year, but monsoonal rainfall events may prevent operations for short periods of time (hours).  The project area is mountainous, with steep razorback ridges and slope gradients generally ranging from 18 degrees to 27 degrees. The project is moderately to extremely rugged in the western portion, becoming more subdued in the east, with elevations ranging from near sea level to 3,440 meters above mean sea level. Primary rainforest predominates in the more rugged and inaccessible western portion of the project area, giving way to partially logged and cleared re-growth in lower lying and more accessible portions. Sulawesi is located within a seismically active area and a number of seismic events associated with the Palu and Mantano faults, located within 90 kilometers of the project, have been recorded.

The project is accessible by existing secondary paved and gravel public roads. The access roads will require improvements in order to support the loads associated with the construction of the project. At the present time, the project area is undeveloped with only a small office/camp complex and several sheds used for drill sample storage and the drill access roads constructed during the exploration phase.  Electrical power is supplied by diesel generator. Project power requirements may be supplied by diesel generated power or with commercial power from the city of Palopa. If the latter is chosen, approximately 40 kilometers of new power line construction will be required. The project is located at the headwaters of a significant river system.

The Awak Mas project is held by our Indonesian subsidiary PT Masmindo Dwi Area (“PTM”).  In 2009, we entered into a joint venture agreement (the “JV Agreement”) with Awak Mas Holdings Pty. Ltd (“AM Holdings”), assignee of  Pan Asia Recourses Corp. (“Pan Asia”), whereby AM Holdings may earn a 60.6% interest in Salu Siwa Pty. Ltd. (“Salu Siwa”), which owns a 99% interest in the Awak Mas gold project by: (i) expending $3,000 on the project within next 30 months; (ii) completing an environmental impact assessment and feasibility study (in compliance with NI 43-101, each of which is required by the CoW granted by the Indonesian Government under which the Awak Mas gold project is held; and (iii) issuing Vista two million Pan Asia Common Shares and the right to purchase up to an additional two million shares of Pan Asia in the event of an initial public offering of Pan Asia shares (on the same terms as offered under such initial public offering).  To date, several of the earn-in conditions have not been met.  Under the terms of the joint venture agreement, we will retain 100% of the shares of PTM until AM Holdings completes the earn-in conditions described above.  AM Holdings manages PTM.

In June 2011, we entered into additional option agreement with Pan Asia (subsequently assigned to AM Holdings), which provides AM Holdings the opportunity to earn an additional 20.2% interest in Salu Siwa after it has earned a 60.6% interest (for a total of 80.8% interest in Salu Siwa or an 80% interest in the Awak Mas gold project). AM Holdings can acquire the additional 20.2% interest by (i) making cash payments totaling $2,500 over a nine-month period; (ii)  making a cash payment of $2,000 within 12 months (or issuing shares with a value equal to $2,000 if Pan Asia completes an initial public offering in that time); and (iii) carrying out a 5,000 meter drilling program outside of the current project resource area. To date, cash payments of $4,500 have been made, but other earn-in conditions have not been met.

Because of other priorities, we have no immediate plans for developing the Awak Mas gold project, and it is considered an immaterial project to the Company at this time. This property is without known reserves and the proposed program is exploratory in nature

A map showing the location of the CoW follows.

120°00'
120
3°15'
Contract of Work Area
Tarra
Awak Mas Resource
Salu Bulo Area
120°15'
Main Access Road
3°30'
Celebes Sea
Manado
Gulf of Tomini
Palu
SULAWESI
INDONESIA
AWAK MAS PROJECT
Palopo
Kendari
Makassar
Baubau
Scale in Kilometers
Salu
Sampano
Tambaa
Siwa
Awu
3°45'
120
120°00'
120°15'
NORTH
0 2 4 6 8 10
Scale in Kilometers
VG
VISTA GOLD
Awak Mas Project
Sulawesi, Indonesia
Contract of Work Area
Data By:
File Name:
Date: May, 2008
Revision: February 2013
Scale: As Shown

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

ITEM 3.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.  There are no known material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us.

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

Pursuant to Section 1503(a) of the recently enacted United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal year ended December 31, 2012, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Shares

The Common Shares of Vista Gold are listed on the NYSE MKT and the TSX under the symbol VGZ. The following table sets out the reported high and low sale prices on the NYSE MKT and on the TSX for the periods indicated as reported by the exchanges.

		NYSE MKT			TSX
		High	Low		High		Low
2011	1st quarter	$4.28	$2.39	C$	4.20	C$	2.40
	2nd quarter	4.09	2.52		3.98		2.48
	3rd quarter	4.59	2.59		4.55		2.60
	4th quarter	4.16	2.77		4.24		2.83
2012	1st quarter	4.00	2.94		3.99		2.92
	2nd quarter	3.32	2.28		3.38		2.32
	3rd quarter	4.09	2.80		3.99		2.81
	4th quarter	3.75	2.21		3.68		2.18

On February 26,  2013, the last reported sale price of the Common Shares of Vista Gold on the NYSE MKT was $1.93 and on the TSX was C$1.94. As at February 26,  2013, there were 81,563,498 Common Shares issued and outstanding, and we had approximately 530 registered shareholders of record.

Price Range of Warrants

The warrants of Vista Gold, which began trading on March 1, 2011, are listed on the TSX under the symbol VGZ.WT.U. The following table sets out the reported high and low sale prices on the TSX for the periods indicated as reported by the exchange in Canadian dollars.

		High	Low
2011	1st quarter (listed March 1)	2.00	1.30
	2nd quarter	0.98	0.98
	3rd quarter	1.25	0.70
	4th quarter	0.88	0.45
2012	1st quarter	0.90	0.60
	2nd quarter	0.60	0.40
	3rd quarter	0.80	0.22
	4th quarter	0.62	0.20

On February 26,  2013, the last reported sale price of the warrants of Vista Gold on the TSX was C$0.135.

Dividends

We have never paid dividends. The declaration and payment of future dividends, if any, will be determined by our Board of Directors and will depend on our earnings, financial condition, future cash requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 11. Executive Compensation” for information relating to our equity compensation plan.

Stock Performance Graph

The following graph compares the yearly percentage change in the Corporation's cumulative total shareholder return on its Common Shares with the cumulative total return of the S&P/TSX Composite Index and the S&P/TSX Global Gold Index for the last five financial years. This performance chart assumes that $100 was invested on December 31, 2007, in (i) the Corporation’s Common Shares at the closing price of the Common Shares on December 31, 2007;  (ii) the S&P/TSX Composite Index; and (iii) the S&P/TSX Global Gold Index.  Canadian dollar closing price quotes on the TSX are converted to US dollars using the noon exchange rate as quoted by the Bank of Canada for the date of the closing price quote.

	12/30/2007	12/29/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Vista Gold Corp.	$ 100.00	$ 22.31	$ 48.80	$ 47.61	$ 61.16	$ 53.78
S&P/TSX	$ 100.00	$ 64.97	$ 84.91	$ 97.18	$ 86.42	$ 89.88
S&P/TSX Global	$ 100.00	$ 100.37	$ 108.20	$ 136.36	$ 117.03	$ 99.16

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of Vista Gold, other than Canadian withholding tax. See “Certain Canadian Federal Income Tax Considerations for U.S. Residents” below.

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

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States, (ii) is entitled to the benefits of the Convention, (iii)  holds all Common Shares as capital property, (iii) holds no Common Shares that are “taxable Canadian property” (as defined in the Canadian Tax Act) of the holder, (iv) deals at arm’s length with and is not affiliated with Vista Gold, (v) does not and is not deemed to use or hold any Common Shares in a business carried on in Canada, and (vi) is not an insurer that carries on business in Canada and elsewhere (each such holder, a “U.S. Resident Holder”).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) may not in all circumstances be regarded by the Canada Revenue Agency (the “CRA”) as entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds Common Shares should consult their own tax advisers regarding the extent, if any, to which the CRA will extend the benefits of the Convention to the entity in respect of its Common Shares.

Generally, a holder’s Common Shares will be considered to be capital property of a holder provided that the holder acquired the Common Shares as a long-term investment; is not a trader or dealer in securities; did not acquire, hold or dispose of the Common Shares in one or more transactions considered to be an adventure or concern in the nature of trade (i.e. speculation); and does not hold the Common Shares as inventory in the course of carrying on a business.

Generally, a holder’s Common Shares will not constitute “taxable Canadian property” of the holder at a particular time at which the Common Shares are listed on a “designated stock exchange” (which currently includes the TSX) unless both of the following conditions are true:

(i)the holder or any one or more persons with whom the holder does not deal at arm’s length owned, alone or in any combination, 25% or more of the issued shares of any class of the capital stock of Vista Gold at any time in the 60 months preceding the particular time; and

(ii)more than 50% of the fair market value of the Common Shares was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as so defined), or options or interests therein, at any time in the 60 months preceding the particular time.

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

Certain United States Federal Income Tax Considerations for U.S. Residents

There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of Common Shares or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our Common Shares or other securities, in particular, the tax consequences of the Company likely being a "passive foreign investment company" (commonly known as a “PFIC”) within the meaning of Section 1297 of the United States Internal Revenue Code.  See the section “Item 1A – Risk Factors - The Company is likely a “passive foreign investment company”, which will likely have adverse U.S. federal income tax consequences for U.S. shareholders” above.

Unregistered Sales of Equity Securities

The following table describes all securities we issued during the period covered by this report without registering the securities under the U.S. Securities Act that have not been previously reported by us on Form 10-Q or Form 8-K.

Date	Description	Number	Purchaser	Proceeds ($000)	Consideration	Exemption (A)
October 22, 2012	Common Stock issued upon exercise of Compensation Warrants	26,087	Finders from our October 2010 Private Placement	$60	Cash	Rule 903 of Regulation S

(A)	Exemption based on the representations of the purchasers and the Company’s reasonable believe that the purchasers were outside of the United States at the time the buy order originated.

Repurchase of Securities

During 2012, neither Vista Gold nor any affiliate of Vista Gold repurchased Common Shares of Vista Gold registered under Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data in the table below have been selected in part, from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The selected financial data should be read in conjunction with those financial statements and the notes thereto.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Results of operations
Net income/(loss)	$(70,656)	$51,546	$(20,020)	$(5,952)	$(15,320)
Basic income/(loss) per shares	(0.95)	0.75	(0.42)	(0.16)	(0.45)
Diluted income/(loss) per share	(0.95)	0.74	(0.42)	(0.16)	(0.45)
Financial position
Working capital	60,342	16,947	17,995	29,381	21,209
Total assets	133,065	180,603	82,972	66,453	55,332
Long-term debt and non-current liabilities	635	36,157	-	28,895	28,719
Shareholders' equity	101,343	141,223	58,342	36,632	25,810

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2012, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K.  See section heading “Note Regarding Forward-Looking Statements” above.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share amounts, per warrant amounts, per ounce amounts, gold price per ounce amounts, and exchange rates unless specified otherwise. References to C$ refer to Canadian currency, A$ to Australian currency and $ to United States Currency.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” the “Corporation,” “we,” “our” or “us”) operate in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements or leases to third parties, joint venture arrangements with other mining companies,  or outright sales of assets for cash and/or other consideration. As such, we are considered an Exploration Stage Enterprise. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies resulting in changes to the operating assumptions underlying previous engineering work.

Our holdings include the Mt. Todd gold project in Australia, the Guadalupe de los Reyes gold/silver project in Mexico, the Los Cardones (formerly Concordia) gold project in Mexico, the Long Valley gold project in California, the Awak Mas gold project in Indonesia, and mining claims in Utah. In addition, we own approximately 28% of the shares of Midas Gold Corp. (“Midas Gold”), a company exploring for gold and developing the Golden Meadows project in the Yellow Pine-Stibnite District in Idaho.  Midas Gold is listed on the Toronto Stock Exchange under the trading symbol “MAX”.

Outlook

Our Mt. Todd gold project in the Northern Territory, Australia will be our principal focus in 2013. Our 2013 plans for Mt. Todd include completing a final reserve estimate, initiating the process to permit construction of the project including an environmental impact statement, completing a feasibility study, and, if the project is feasible, initiating the financing for construction of the project. Subject to successful completion of each of these, construction could begin in early 2014, with construction completion and plant commissioning occurring in the latter part of 2015.

We do not currently generate operating cash flows. Our principal source of financing in the past has been the issuance of our common stock. Market interest in the gold sector has diminished in recent years, due at least in part to the popularity of gold exchange traded funds and the rising costs for mine construction and operation. Consequently, raising sufficient amounts of capital on reasonable terms has become increasingly difficult. These conditions could continue into 2013, and could affect our ability to raise the necessary capital on reasonable terms, if at all.

Results from Operations

Summary

For the year ended December 31, 2012, we continued to advance our Mt. Todd gold project in Northern Territory, Australia with a view towards potential development.  In 2012 our drilling programs resulted in significant expansion of the mineral resource; we started treating the water in the existing open pit as a preliminary step to ultimately dewatering the pit, subject to strict quality standards and discharge rates; and we progressed significantly in the completion of a pre-feasibility study on the project.  We also completed a drilling program at our Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico and completed a new resource estimate for that project.

Consolidated net loss for the year ended December 31, 2012 was $70,656 or $0.95 per basic share.  For the same period in 2011 we reported net income of $51,546 or $0.75 per basic share. For the same period in 2010 we reported net loss of $20,020 or $0.42 per basic share. The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $27,536, $21,774 and $13,447 during the years ended December 31, 2012, 2011 and 2010, respectively.  The higher costs period-to-period were primarily due to increased activity at our Mt. Todd gold project associated with the pre-feasibility and feasibility studies and related activities, drilling, permitting, and the September 2012 start of water treatment in the existing open pit.  At our Los Cardones gold project, costs decreased in 2012 from 2011 because since February 2012 Invecture Group, S.A. de C.V. (“Invecture”) began to incur all costs associated with the progression of this project under an earn-in right agreement (“Earn-in Right Agreement”). Los Cardones costs in 2011 approximated those of 2010.  We completed a drilling program at our Guadalupe de los Reyes gold/silver project in early 2012 and have incurred minimal costs for the remainder of 2012 as our efforts were then focused on the Mt. Todd gold project.

Corporate administration and investor relations

Corporate administration and investor relations costs were $8,096, $6,375 and $4,283 during the years ended December 31, 2012, 2011 and 2010, respectively.  The higher 2012 costs were primarily due to legal and professional fees associated with activities such as our shelf registration statement and completion of the Earn-in Right Agreement, and an increase in stock-based compensation expense incurred to attract additional professional staff and consultants and to incentivize and retain professional staff and directors. Similarly, the higher costs in 2011 compared to 2010 were primarily due to increases in compensation, principally stock-based compensation, to incentivize and retain professional staff and directors.

Depreciation and amortization

Depreciation and amortization expense was $589, $420 and $288 for years ended December 31,  2012, 2011 and 2010, respectively.  The increases period-to-period were primarily attributable to increased capital expenditures at the Mt. Todd gold project.

Gain/(loss) on extinguishment of convertible debt

During May 2010, we repurchased a portion of our convertible debt, then outstanding. We paid the debt holder $2,233 in cash and issued 1,902,684 Common Shares as consideration for the principal amount of the notes and interest payable of $6,358, in aggregate.  The Common Shares issued were based on a share price of $2.15 per share.   A loss of $1,633 was recorded in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) as a result of the repurchase.

The Company had no similar transactions during 2011 or 2012.

Gain on disposal of mineral property

Pursuant to a joint venture agreement with Awak Mas Holdings Pty. Ltd. (“AM Holdings”), whereby AM Holdings may earn an 80% interest in our Awak Mas gold project in Indonesia, we received certain cash payments in excess of the carrying value of the project, which resulted in a realized gain of $2,934 during the year ended December 31, 2012.

In April 2011, Vista was issued 30,402,615 Common Shares in the capital of Midas Gold as consideration for its interest in gold assets in the Yellow Pine-Stibnite District in Idaho. Upon initial recognition of its investment in the Midas Gold shares, Vista elected to apply the fair value option, and as such, the investment was recorded at fair value in the Consolidated Balance Sheets.  The difference between the fair value of our Midas Gold shares and the carrying value of our Yellow Pine assets resulted in an unrealized gain of $77,803.

The Company had no similar transactions in 2010.

Non-operating income and expenses

Unrealized Gain/(Loss) on Other Investments

Unrealized gain/(loss) on other investments was $(50,363) and $37,347 for the years ended December 31, 2012 and 2011, respectively.  These amounts are substantially the result of changes in fair value of our Midas Gold shares.

The Company had no similar transactions in 2010.

Deferred Income Tax Benefit/(Expense)

The 2012 deferred income tax benefit of $20,147 is principally related to the unrealized loss arising from the change in fair value of our Midas Gold shares. The 2011 deferred tax expense of ($35,522) is a result of the unrealized gains arising from the disposal of gold assets in the Yellow Pine-Stibnite District in Idaho in exchange for shares of Midas Gold; and subsequent fair value gains in our Midas Gold shares (see above).  The estimated deferred tax liability associated with the 2011 gains exceeded our U.S. deferred tax asset valuation allowance, consequently this valuation allowance was released upon receipt of the Midas Gold shares.  There were no similar gains or losses in 2010.  Fluctuations in the fair value of our Midas Gold shares will result in fluctuations in the deferred income tax benefit/(expense).

 Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $30,155, $24,990 and $17,093 for the years ended December 31, 2012, 2011 and 2010, respectively.  The increase period-to-period was primarily the result of increases in exploration, property evaluation and holding costs and corporate administration and investor relations costs as discussed above.

Investing Activities

Net cash provided by investing activities was $3,839 for the year ended December 31, 2012 was primarily due to receipt of $5,500 from agreements related to Awak Mas and Los Cardones projects, offset by additions to plant and equipment of $2,066, mainly at our Mt. Todd gold project. Net cash used in investing activities of $4,044 for the same period in 2011 was primarily due to the acquisition for cash of 1,400,000 additional Midas Gold shares issued in a private placement.  Net cash used in investing activities of $2,364 for the same period in 2010 was primarily due to land acquisition costs at the Los Cardones gold project.

Financing Activities

During July 2012, we closed a private placement of 5,000,000 units (the “July 2012 Units”) for gross proceeds of $15,000 (the “July 2012 Offering”).  Each July 2012 Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant (each full warrant, a “July 2012 Warrant”).  Each July 2012 Warrant entitles the holder thereof to purchase one common share at a price of $3.60 per share (subject to adjustment in certain circumstances) and is exercisable for a period of 24 months from the closing of the July 2012 Offering.  In connection with the July 2012 Offering, we incurred $770 in commissions and other costs and issued a total of 166,667 compensation warrants to finders that provided services in respect of subscriptions for

3,333,334 July 2012 Units.  Each compensation warrant entitles the holder thereof to purchase one common share at a price of $3.18 per share (subject to adjustment in certain circumstances) for a period of 24 months from the closing of the July 2012 Offering.  On September 29, 2012, we filed a registration statement on Form S-3 related to the resale by the purchasers of the July 2012 Units of the Common Shares issued as part of the Units and Common Shares issuable upon exercise of the July 2012 Warrants and compensation warrants.

During December 2012, we closed a public offering of 4,182,550 units (the “December 2012 Units”), which included 545,550 December 2012 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, for gross proceeds of $11,500 (the “December 2012 Offering”).  Each December 2012 Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant (each full warrant, a “December 2012 Warrant”).  Each December 2012 Warrant entitles the holder thereof to purchase one common share at a price of $3.30 per share (subject to adjustment in certain circumstances) and is exercisable for a period of 24 months from the closing of the December 2012 Offering.  In connection with the December 2012 Offering, the Company incurred approximately $1,258 in commissions and other costs.

The net proceeds from both financing transactions are being used principally for ongoing technical evaluations/engineering studies, exploration/resource conversion drilling and water treatment at the Mt. Todd gold project and for general corporate purposes.

Net cash provided by financing activities was $26,724 for the year ended December 31, 2012.  We raised a net total of $24,472 from the July 2012 Offering and the December 2012 Offering.   In addition, we received a total of $2,252 from the exercise of warrants, compensation options and stock options. Net cash provided by financing activities was $7,069 for the year ended December 31, 2011.  On March 4, 2011 we repaid the outstanding principal amount of $23,000 on our 10% senior secured convertible notes.  In April 2011, we received net cash proceeds of $28,984 from an equity financing.  Net cash provided by financing activities was $30,887 for the year ended December 31, 2010.  We completed a private placement offering during October 2010 which resulted in net cash proceeds to us of $33,067.  We repaid $2,233 of the outstanding convertible notes payable balance.

Liquidity and Capital Resources

At December 31, 2012, we had working capital of $60,342 compared with working capital of $16,947 at December 31, 2011, representing an increase of $43,395.  Working capital increased primarily because of the reclassification of our investment in Midas Gold from long-term assets to current assets, as the restrictions on the sale of the Midas Gold shares will expire in July 2013. Cash and cash equivalents totaled $18,281 at December 31, 2012.

We plan to complete a feasibility study at our Mt. Todd gold project by mid-2013.  We will need to raise additional cash to maintain that schedule, to complete the permitting process for the construction of the Mt. Todd gold project, and for general corporate purposes. Our source of financing is expected to be one or a combination of bridge loan, sale of all or a portion of our Midas Gold shares, a structured facility secured by our Midas shares, or the issuance of our common stock.  There is no assurance that any financing will be available on acceptable terms, if at all.

Should the Mt. Todd feasibility study demonstrate that the project is sufficiently robust to support an appropriate project debt facility, we will initiate raising sufficient capital to construct the Mt. Todd mine.  In that regard, we plan to explore all available avenues for financing a large gold project, including project debt, export credit agency debt or guarantees, equipment leasing, royalty and streaming arrangements, high yield debt, the sale of all or a portion of our Midas Gold shares, a structured facility secured by our Midas Gold shares, or issuance of our common stock.  However, there can be no assurance that we will be successful in our efforts to raise this additional capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Contractual Obligations

At December 31, 2012, our contractual obligations consist of our $635 obligation for the balance due on our acquisition of land for our Los Cardones gold project, which is due upon the achievement of certain milestones and is recorded in other long-term liabilities in our Consolidated Balance Sheets.

As of December 31, 2012, Vista Gold has sufficient finances to meet its contractual obligations through December 31, 2013.

Summary of Quarterly Results

	4th quarter	3rd quarter	2nd quarter	1st quarter
2012
Revenue	$-	$-	$-	$-
Net income/(loss)	(41,195)	12,269	(30,504)	(11,226)
Basic income/(loss) per share	(0.53)	0.16	(0.42)	(0.16)
2011
Revenue	-	-	-	-
Net income/(loss)	(2,320)	10,733	47,764	(3,877)
Basic income/(loss) per share	(0.03)	0.15	0.69	(0.06)

Transactions with Related Parties

Agreement with Sierra Partners LLC

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra provides us with support and analysis of our general corporate finance and strategy efforts.  A founder and partner of Sierra is also one of our directors. As compensation for these services, we pay Sierra a monthly retainer fee of $10 for the duration of the agreement.  We had made cash payments to Sierra under the agreement totaling $120 for each year ended December 31, 2012, 2011 and 2010.

Director Participation in Private Placement Financing

The following directors of Vista participated in the special warrant private placement during October 2010: (a) W. Durand Eppler, 70,000 special warrants, (b) Michael B. Richings – 25,000 special warrants, (c) Frederick H. Earnest – 20,000 special warrants, and (d) John M. Clark – 10,869 special warrants. The Corporate Governance Committee approved the issuance of the foregoing special warrants to these directors.

Project updates

Mt. Todd Gold Project, Australia

The January 2011 Mt. Todd preliminary feasibility study contemplated a 30,000 tpd project. As explained above, the continued success from our 2011/2012 resource conversion drilling program led management to consider increasing the size of the process facilities ranging from 40,000 – 50,000 tpd to balance the significant increase in resources with an economically attractive project. Recent analysis of the resource model has led management to conclude that a 0.5 g Au/t cut-off grade combined with a smaller, scalable plant has the potential to result in better project economics. The larger throughput rate will require additional capital expenditures at the time the decision is made.

Project Development Update October 2012

We announced that we have completed a comprehensive analysis focused on optimizing the development plans for the Mt. Todd gold project in Northern Territory, Australia. After a thorough review, management has selected for evaluation a two-phased strategy to achieve its development goals and economic objectives.

Stage 1 contemplates the construction of a 30,000 tpd project using a higher cut-off grade (0.5 g Au/tonne vs. 0.4 g Au/tonne used in all prior Vista analysis), with lower grade material to be stockpiled.

Stage 2 would involve an expansion to 45,000 tpd after payback of initial capital and contemplates a reduction in the cut-off grade to 0.4 g Au/tonne and the processing of stockpiled material from Stage 1.

This two-phased strategy enables us to minimize initial capital costs and further increase the average grade of material to the mill in the early years of the project to achieve the shortest possible payback period. It also provides the opportunity to achieve a 50% increase in project scale with modest additional capital expenditures to allow us to take advantage of Mt. Todd’s large and growing resource base.

Additionally, we intend to complete a preliminary feasibility study in the first quarter of 2013 that evaluates this development strategy. We expect to complete a feasibility study for the project in the second quarter of 2013, subject to the results of the preliminary feasibility study.

Exploration Activity

The focus of the geology staff in 2012 has been on the development drilling and exploration on the Exploration Licenses has been limited to meeting commitments to maintain the licenses in good standing.

Update Drilling on Snowdrop

In late November 2012, a single diamond drill hole was completed on the target before the onset of the wet season. SD12-01 was drilled at an angle across the target zone to a depth of 219.1m. Although the hole did not intersect significant ore grade mineralization, assay results were encouraging, and we believe that additional drilling is warranted. The hole intersected zones of intensely silicified greywackes and shales with minor sheeted quartz veins. The alteration and veining is remarkably similar to that observed at the Batman Deposit in the vicinity of the core zone. The greywacke units are coarser grained than at Batman, but the frequency of lithological changes and alteration types are all very similar. Sulfides are present within the quartz veining and as disseminated blebs within intensely silicified siltstones. Common sulfide minerals include pyrite, pyrrhotite, chalcopyrite, and arsenopyrite with traces of galena, sphalerite and bornite. Veining has a steep dip to the east, similar to Batman, but appears richer in base metals. Disseminated sulphides are also more abundant, while the vein density is not as intense as Batman.

Guadalupe de los Reyes Gold/Silver Project, Mexico

Preliminary Economic Assessment

In March 2013, we announced the completion of a preliminary economic assessment (“PEA”) for the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico which evaluated the viability of a 1,500 tonne per day (540,000 tonne per annum) processing facility with positive results.

The Guadalupe de los Reyes PEA was completed by TetraTech MM, Inc. of Golden, Colorado, pursuant to Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI 43-101"). The PEA was completed by or under the supervision of Edwin C. Lips P.E., Dr. Rex Bryan, Vicki Scharnhorst P.E. and Erik Spiller, each independent Qualified Persons (as defined in NI 43-101). Mr. Lips, Dr. Bryan and Mr. Spiller have reviewed and approved the technical and scientific information contained in this report. Previous technical reports contain extensive geologic and technical information related to the deposit, on which this estimate relies. The last technical report was filed on SEDAR on November 29, 2012 and is entitled "Technical Report Resource of Guadalupe de los Reyes Gold silver Project – Sinaloa, Mexico" and was issued on November 5, 2012.

The PEA is intended to provide only an initial review of the Guadalupe de los Reyes gold/silver project's potential and is preliminary in nature. The PEA includes inferred resources that are considered to be too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that the economic results described in the PEA will be realized.

Project Economics

The following table provides details on the Project’s economics at variable gold price assumptions.

Financials @ 8% discount rate		Gold/Silver Price Assumptions
	Units	$1,184 / $22.40	$1,332 / $25.20	$1,480 / $28 (Base Case)	$1,628 / $30.80	$1,776 / $33.60
Average Gold Cash Cost	US$/oz	631	631	631	631	631
After-Tax NPV	US$M	10.9	34.1	57.3	80.3	103.3
IRR (After-Tax)%		11	16	21	25	29
Payback (After-Tax)	Years	6.0	4.0	3.6	3.4	3.2

Project Concept

The Guadalupe de los Reyes gold/silver project, as currently envisioned, consists of five small open pits within the Guadalupe de los Reyes system, all located within approximately 2.5km of each other. Conventional open pit methods are recommended for mining the five deposits.

The deposits are typical of a low sulfidation epithermal system with mineralization occurring in westward dipping structural zones that range from a few meters to tens of meters in thickness. The gold occurs as microscopic-sized, free to quartz-encapsulated electrum associated with silver sulfides. Historic metallurgic testwork focused on heap leach recovery methods; however Vista believes that finer grind size through milling could lead to better recoveries. Vista's testwork has focused on gold extraction under a conventional mill and CIL circuit and has resulted in an estimated average gold recovery of 93% and a range of silver recoveries, dependent on the specific deposit tested.

Mill throughput is assumed to be 1,500 tonnes per day or 540,000 tonnes per year. With this assumed production rate, the mine life would be approximately 11 years, with 5.5 million tonnes of material processed. The mine would have an overall strip ratio of 11.7 tonnes of waste rock per tonne of economic mineralized rock. Gold accounts for approximately 80% of the value of the payable metals with silver accounting for the balance.

Mineral Resources

The mineral resources utilized in this PEA were announced in November 2012 and are contained in a separate technical report that was filed on November 29, 2012.  Those mineral resources are summarized in the table below.

Resource Classification	Metric Tonnes	Gold Grade (grams Au/t)	Silver Grade (grams Ag/t)	Contained Gold Ounces	Contained Silver ounces
Indicated(1)	6,842,238	1.73	28.71	380,323	6,315,407
Inferred(1)	3,246,320	1.49	34.87	155,209	3,639,163

     (1)            Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Capital Costs

Capital costs estimates were done based on Q4 2012, un-escalated U.S. dollars and are summarized in the table below.  Minor rounding errors may occur.

Area	Detail	Pre-Production ($, millions)	Sustaining ($, millions)	Total ($, millions)
Direct Costs	Mine	8.2	6.7	14.8
	Mill	36.7	-	36.7
	Tailings	6.5	15.5	22.0
	Infrastructure	12.3	-	12.3
Mine Closure		-	5.0	5.0
Owner Costs		4.8	-	4.8
Capex Without Contingency		68.4	27.2	95.6
Contingency (30% applied to all)		20.5	8.2	28.7
Total Capex Estimate with Contingency		88.9	35.4	124.3

Operating Costs

Operating cost estimates were based on Q4 2012 un-escalated U.S. dollars and are summarized in the table below.  Minor rounding errors may occur.

	Unit Cost Estimate
Item	$/t Mined	$/t Milled	Cash Cost $/Au ounce Payable
Mining	1.31	16.61	223
Processing		23.48	315
General & Administrative		1.50	20
Environmental		0.50	7
Total (without silver credits)		42.06	564

Annual Production

Year	Ore Mined	Gold Grade	Contained Gold	Silver Grade	Contained Silver	Waste	Strip Ratio
	(kt)	(g/t)	(kozs)	(g/t)	(kozs)	(kt)
-1	2	1.69	0.11	16.79	1.08	895	447.5
1	540	1.89	32.79	12.35	214.42	2,698	5.0
2	540	1.89	32.79	12.35	214.42	2,698	5.0
3	540	1.89	32.79	12.35	214.42	2,698	5.0
4	540	3.51	60.93	34.20	593.84	3,592	6.7
5	540	1.69	29.35	16.79	291.51	4,058	7.5
6	540	1.69	29.35	16.79	291.51	4,058	7.5
7	540	1.69	29.35	16.79	291.51	4,058	7.5
8	540	1.48	25.67	26.31	456.83	4,635	8.6
9	540	1.57	27.22	38.43	667.19	7,479	13.9
10	540	2.54	44.08	99.51	1,727.57	15,444	28.6
11	104	2.54	8.49	99.51	332.72	12,215	117.5
Total/Avg	5,506	1.99	352.90	29.92	5,297.01	64,561	11.7

Exploration Upside

Vista's 2011-2012 exploration program was designed to confirm the existing resource and test the potential for higher gold and silver grades at depth.  The minimal amount of deep drilling conducted by the Company together with historical records indicate that the stockwork of the low sulfidation epithermal vein system that is the host for the deposits evaluated in the PEA consolidate into high-grade vein systems with widths that could be mined by underground mining methods.  We believe there is a possibility that with time and the appropriate exploration expenditures, a high-grade underground-mineable resource could potentially be developed.

The Guadalupe de los Reyes project is without known mineral reserves under SEC Industry Guide 7 and the proposed program at Guadalupe de los Reyes is exploratory in nature.

For the remainder of 2013, our expenditures on Guadalupe de los Reyes will be restricted to property holding costs and community support initiatives as the Company is primarily focused on the continued evaluation of the Mt. Todd project.

Los Cardones Gold Project

In February 2012, we entered into the Earn-in Right Agreement with Invecture”.  Under the terms of the Earn-in Right Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest, subsequently adjusted to 62.5%, in DZ (the “Earn-in Right”).  The Earn-in Right will expire if not exercised by February 7, 2014, subject to extension in certain circumstances (the “Earn-in Period”).  The Earn-in Right Agreement provides that during the Earn-in Period, Invecture will, at its sole expense, manage and operate the Los Cardones gold project and will undertake  commercially reasonable efforts to obtain the Change of Forest Land Use Permit (“CUSF”) and the Authorization of Environmental Impact which are required to develop the project.

Under the provisions of the Earn-in Right Agreement, Vista agreed to perform certain activities, referred to as adjustment triggering events, by specified dates ending on April 30, 2012.  Because the adjustment triggering events were not timely completed, Invecture’s Earn-in Right was increased to 62.5% and Vista’s interest was decreased to 37.5% effective May 1, 2012.

The Earn-in Right Agreement provides that the exercise of the Earn-in Right by Invecture is conditional upon, among other things: (i) receipt of the CUSF and the Authorization of Environmental Impact; (ii) the completion of a feasibility report on the Los Cardones gold project which updates the existing feasibility report; (iii) Invecture funding 100% of the Los Cardones gold project during the Earn-in Period; and (iv) Invecture making an additional payment of  $20,000 to DZ, which amount will be used to repay intercompany loans owed by DZ to Vista Gold Corp, all by February 2, 2014.

 During the Earn-in Period and subject to the terms of the Earn-in Right Agreement, Vista holds 37.5% of the DZ shareholder voting rights.  The remaining 62.5% of the DZ shareholder voting rights are held in a trust that is instructed by representatives of Vista and Invecture.  If Invecture exercises the Earn-in Right, we will continue to hold a 37.5% interest the Los Cardones gold project through our 37.5% interest in DZ.

As part of the Earn-in Right Agreement, Invecture had the right to cause DZ Mexico to acquire certain mill equipment from Vista for $16,000 (the equipment’s then book value) plus certain storage, insurance and transportation costs and any applicable taxes provided that notice of exercise of the right is received by February 7, 2013. During November 2012, Invecture notified us that they would not be exercising this right.

Awak Mas Gold Project,  Sulawesi, Indonesia

The Awak Mas gold project in Indonesia is subject to a 2009 joint venture agreement (the “JV Agreement”) with Awak Mas Holdings Pty. Ltd. (“AM Holdings”), assignee of Pan Asia Resources Corp. (“Pan Asia”), whereby AM Holdings may earn a 60.6% interest in Salu Siwa Pty. Ltd. (“Salu Siwa”) which owns a 99% interest in the Awak Mas gold project subject to certain spending and performance conditions.  In June 2011, we entered into an additional option agreement (the “Additional Option Agreement”) with Pan Asia (subsequently assigned to AM Holdings), which provides AM Holdings the option to earn an additional 20.2% interest in Salu Siwa after it has earned the 60.6% interest (for a total 80.8% interest in Salu Siwa or 80% interest in the Awak Mas gold project) in the project pursuant to the JV Agreement.  To date, cash payments of $4,500 have been made, but other earn-in conditions have not been met.

Significant Accounting Policies and Recent Accounting Pronouncements

Significant accounting policies

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relating to capital costs of projects; mine closure and reclamation obligations; useful lives for asset depreciation purposes; valuation allowances for deferred tax assets; the fair value and accounting treatment of financial instruments including marketable securities and stock-based compensation; and asset impairments (including impairments long-lived assets and investments). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from these amounts estimated in these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market securities with maturities of three months or less when purchased. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents and is included in other current assets.

Marketable Securities

We classify marketable securities as available-for-sale.  Accordingly, these securities are carried at fair value with unrealized gains and losses being reported in other comprehensive income until such time that the securities are disposed of or become impaired.  At that time, any gains or losses will then be realized and reported in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss). We use the specific identification method for determining carrying value in computing realized gains and losses on sales of investment securities.  We evaluate investments in a loss position to determine if such a loss is other-than-temporary.  If so, such loss will be recognized and reported during that period.

Mineral Properties

Mineral property acquisition costs, including directly related costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred.  When we determine that a mineral property can be economically developed in accordance with U.S. GAAP, the costs then incurred to develop such property will be capitalized.  Capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any undepleted costs will be charged to loss in that period.

The recoverability of the carrying values of our mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties.  Development and/or start-up of any of these projects will depend on, among other things, management’s ability to raise additional capital for these purposes.  Although we have successfully raised capital in the past, there can be no assurance that we will be able to do so in the future.

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment.  This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of gold and other commodities or input prices.  Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis.  If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, a write-down to the estimated fair value will then be reported in our Consolidated Statement of Income/(Loss) for the period.  Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses its judgment to assess if the carrying value can be recovered and to estimate fair value.

Plant and Equipment

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging primarily from three to ten years. Significant expenditures that increase the life of an asset, including interest on expenditures on qualifying assets, are capitalized and depreciated over the remaining estimated useful life of the asset. Upon sale or retirement of assets, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gains or losses will be reported in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

Assets held for sale

Plant and equipment is classified as held for sale when the following conditions are met: (i) assets (or group of assets) are actively marketed for a price which reasonably approximates the fair value at the time of sale; (ii) management has committed to a plan to sell the assets (or group of assets); (iii) the assets (or group of assets) are available for sale in current condition; and (iv) sale is probable within the next 12 months.

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

The liability will be adjusted for changes in the expected amounts and timing of cash flows required to discharge the liability and accreted to the full value over time through periodic charges to our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

Warrants and Compensation Options

Warrants and compensation options issued are recorded at fair value using the Black-Scholes Merton fair value model adjusted to relative fair value.

Stock-Based Compensation

Under our stock option and long-term equity incentive plans, common share options and awards may be granted to executives, employees, consultants and non-employee directors. Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) as a component of Exploration, property evaluation and holding costs and Corporate administration and investor relations, with a corresponding increase to Additional paid-in capital in the Consolidated Balance Sheets. The fair values of the options are calculated using the Hull-White Trinomial lattice option pricing model. The expense is based on the fair values of the grant on the grant date and is recognized over the vesting period specified for each grant.

Financial Instruments

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) of the Financial Accountig Standards Board (“FASB”) requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Our financial instruments include cash and cash equivalents, marketable securities, Amayapampa interest (see footnote 7 to the financial statements),  short- and long-term investments, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market and included in Level 1 of the fair value hierarchy.     Our other investments, comprised of Midas Gold shares, is accounted for using the fair value option based on quoted market prices in an active market and is included in Level 1 of the fair value hierarchy. The value of the Amayapampa interest is based on probability-weighted cash flow scenarios and is included in Level 3 in the fair value hierarchy.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the date of the transaction. Monetary assets and liabilities in foreign currencies are translated into U.S. dollars at the rate prevailing at the balance sheet date. Non-monetary items are translated at the historical rate unless such items are carried at market value, in which case they are translated using exchange rates that existed when the value were determined. Any resulting exchange rate differences are recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

Income Taxes

We provide for income taxes using the liability method of tax allocation.  Under this method, deferred income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities.

Deferred tax is measured at the tax rates that are expected to apply in the period when the asset is realized or the liability is settled, based on tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax is recognized as income or an expense and included in the profit or loss for the period, except when it arises from a transaction that is recognized directly in equity, in which case the deferred tax is also recognized directly in equity.

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

Recent accounting pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB issued guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present the components of other comprehensive income as part of the statement has been eliminated.  This guidance was effective for us in the first quarter of 2012 and should be applied prospectively.  Our presentation of comprehensive income already complies with this new guidance.

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance related to items reclassified from accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its sources and (ii) the income statement line items affected by the reclassification.  The standard is effective for us January 1, 2013, with early adoption permitted.  We do not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are engaged in the acquisition of gold projects and related activities, including exploration, engineering, permitting and the preparation of feasibility studies. The value of our properties, as well as our marketable securities and our investment in Midas Gold Corp.,  is related to the price of gold, and changes in the price of gold could affect the value of, and/or our ability to generate revenue from, our portfolio of gold projects.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. The market value for gold cannot be predicted for any particular time.

Because we have exploration operations in Mexico, Indonesia and Australia, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Supplementary Data

For the required supplementary data, please see the section heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Quarterly Results” above.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon its assessment, management concluded that, at December 31, 2012, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting at December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders of Vista Gold Corp.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income/(loss) and comprehensive income /(loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Vista Gold Corp. and its subsidiaries (an exploration stage enterprise) at December 31, 2012 and the results of their operations and their  cash flows for the year then ended and, cumulatively,  for the period from January 1, 2012 to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We did not audit the cumulative totals of the Company for the period from January 1, 2002 (date of inception) to December 31, 2011, which totals reflect a deficit of $64,669,000 accumulated during the exploration stage.  Those cumulative totals were audited by other auditors whose report, dated March 14, 2012, expressed an unqualified opinion on the cumulative amounts.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our integrated audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our integrated audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Denver, Colorado

March 13, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders of Vista Gold Corp.:

In our opinion, the consolidated balance sheet and the related consolidated statements of income/(loss) and comprehensive income /(loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Vista Gold Corp. and its subsidiaries (an exploration stage enterprise) at December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 and, cumulatively, for the period from January 1, 2002 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, British Columbia

March 14, 2012

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	December 31,
	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$18,281	$17,873
Restricted cash (Note 5)	70	134
Marketable securities (Note 3)	626	986
Other investments (Note 4)	69,489	-
Other current assets	2,963	1,177
Total current assets	91,429	20,170

Non-current assets:
Mineral properties (Note 5)	13,701	16,517
Plant and equipment, net (Note 6)	3,592	19,232
Equipment held for sale (Note 6)	10,000	-
Amayapampa interest (Note 7)	4,813	4,813
Long-term investments (Note 4)	65	119,871
Long-term deferred tax asset	9,465	-
Total non-current assets	41,636	160,433

Total assets	$133,065	$180,603

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$4,409	$757
Accrued liabilities and other	1,839	2,466
Current deferred tax liability	24,839	-
Total current liabilities	31,087	3,223

Non-current liabilities:
Other long-term liabilities	635	635
Long-term deferred tax liability, net	-	35,522
Total non-current liabilities	635	36,157

Total liabilities	31,722	39,380

Commitments and contingencies – (Note 12)

Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares
outstanding: 2012 - 81,563,498 and 2011 - 71,503,883 (Note 8)	403,583	380,119
Additional paid-in capital (Note 9)	32,155	24,670
Accumulated other comprehensive income (Note 10)	2	175
Accumulated deficit (including during exploration
stage: 2012 - $135,325 and 2011 - $64,669)	(334,397)	(263,741)
Total shareholders' equity	101,343	141,223

Total liabilities and shareholders' equity	$133,065	$180,603

Approved by the Board of Directors

Racy A. S
/s/ John M. Clark John M. Clark Director	/s/ Tracy A. Stevenson Tracy A. Stevenson Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Years Ended December 31,				Cumulative during Exploration
	2012	2011	2010		Stage
Operating income and (expenses):
Exploration, property evaluation and holding costs	$(27,536)	$(21,774)	$(13,447)		$(95,259)
Corporate administration and investor relations	(8,096)	(6,375)	(4,283)		(44,107)
Depreciation and amortization	(589)	(420)	(288)		(2,398)
Loss on extinguishment of convertible debt	-	-	(1,633)		(1,218)
Gain/(loss) on currency translation	(176)	109	112		(230)
Gain on disposal of mineral property, net (Notes 4 and 5)	2,934	77,803	-		79,766
Write-down of mineral property (Note 5)	(250)	-	-		(250)
Total operating income/(expense)	(33,713)	49,343	(19,539)		(63,696)

Non-operating income and (expenses):
Gain on sale of marketable securities	192	459	281		8,049
Unrealized gain/(loss) on other investments (Note 4)	(50,363)	37,347	-		(13,016)
Write-down of marketable securities	(39)	(158)	-		(959)
Write-down of plant and equipment	(7,117)	-	-		(7,117)
Interest income	45	49	131		2,778
Interest expense	-	(120)	(1,061)		(4,112)
Other income/(expense)	192	148	168		(1,744)
Total non-operating income/(expense)	(57,090)	37,725	(481)	-	(16,121)

Income/(loss) from continuing operations before income taxes	(90,803)	87,068	(20,020)		(79,817)
Deferred income tax benefit/(expense)	20,147	(35,522)	-		(15,375)
Income/(loss) from continuing operations after income taxes	(70,656)	51,546	(20,020)		(95,192)
Loss from discontinued operations	-	-	-		(5,192)
Net income/(loss)	$(70,656)	$51,546	$(20,020)		$(100,384)

Other comprehensive income/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	(173)	754	252		2
Comprehensive income/(loss)	$(70,829)	$52,300	$(19,768)		$(100,382)

Basic:
Weighted average number of shares outstanding	74,351,065	68,457,885	47,335,571
Net income/(loss) per share	$(0.95)	$0.75	$(0.42)
Diluted:
Weighted average number of shares outstanding	74,351,065	69,295,947	47,335,571
Net income/(loss) per share	$(0.95)	$0.74	$(0.42)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Common Shares	Common Shares Amount	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income/(loss)	Total shareholders' equity

Balance at December 31, 2001	4,535,752	$197,900	$2,786	$(199,072)	$-	$1,614
Shares issued, net of transaction costs	40,143,272	123,413	-	-	-	123,413
Warrants and options	-	-	9,329	-	-	9,329
Dividend-in-kind	-	-	-	(34,941)	-	(34,941)
Other comprehensive income	-	-	-	-	676	676
Net loss	-	-	-	(61,254)	-	(61,254)
Balance at December 31, 2009	44,679,024	$321,313	$12,115	$(295,267)	$676	$38,837

Shares issued, net of transaction costs	17,240,728	28,406	9,329	-	-	37,735
Warrants and options	-	-	1,537	-	-	1,537
Other comprehensive income	-	-	-	-	253	253
Net loss	-	-	-	(20,020)	-	(20,020)
Balance at December 31, 2010	61,919,752	$349,719	$22,981	$(315,287)	$929	$58,342

Shares issued, net of transaction costs	9,584,131	30,400	588	-	-	30,988
Warrants and options	-	-	1,101	-	-	1,101
Other comprehensive loss	-	-	-	-	(754)	(754)
Net income	-	-	-	51,546	-	51,546
Balance at December 31, 2011	71,503,883	$380,119	$24,670	$(263,741)	$175	$141,223

Shares issued, net of transaction costs	10,059,615	23,464	-	-	-	23,464
Warrants and options	-	-	7,485	-	-	7,485
Other comprehensive loss	-	-	-	-	(173)	(173)
Net loss	-	-	-	(70,656)	-	(70,656)
Balance at December 31, 2012	81,563,498	$403,583	$32,155	$(334,397)	$2	$101,343

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Years ended December 31,			Cumulative during exploration
	2012	2011	2010	stage
Cash flows from operating activities:
Net income/(loss) for the period	$(70,656)	$51,546	$(20,020)	$(100,384)
Adjustments to reconcile net income/(loss) for the period
to net cash used in operations:
Depreciation and amortization	589	420	288	2,398
Stock-based compensation	4,225	2,020	508	12,051
Gain on disposal of marketable securities	(192)	(459)	(281)	(8,049)
Write-down of marketable securities	39	158	-	959
Loss on extinguishment of convertible notes	-	-	1,633	1,218
Accretion of convertible notes	-	120	273	3,519
Gain on disposal of mineral property	(2,934)	(78,072)	-	(80,035)
Write-down of non-current assets	7,367	-	-	7,367
Transaction costs	-	-	-	1,841
Unrealized (gain)/loss on other investments	50,363	(37,347)	-	13,016
Deferred tax (benefit)/expense	(20,147)	35,522	-	15,375
Other non-cash items	-	-	608	2,195
Change in working capital account items:
Other current assets	(1,786)	(93)	(575)	(2,214)
Interest paid	-	(504)	(25)	(7,586)
Accounts payable, accrued liabilities and other	2,977	1,699	498	4,796
Net cash used in operating activities	(30,155)	(24,990)	(17,093)	(133,533)

Cash flows from investing activities:
Proceeds from sale of marketable securities	494	592	563	11,543
Purchases of marketable securities	(153)	(329)	(332)	(1,841)
Acquisition of long-term investments	-	(3,632)	-	(3,632)
Additions to mineral property	-	(704)	(2,240)	(11,571)
Additions to plant and equipment	(2,066)	(837)	(355)	(22,643)
Proceeds from non-current asset disposals	5,500	1,000	-	6,740
Change in restricted cash	64	(134)	-	(70)
Cash transferred to Allied Nevada Gold Corp., net of receivable	-	-	-	(24,517)
Net cash (used in)/provided by investing activities	3,839	(4,044)	(2,364)	(45,991)

Cash flows from financing activities:
Net proceeds from equity financings	24,472	28,984	33,067	161,542
Repayment of convertible notes	-	(23,000)	(2,233)	(26,108)
Proceeds from exercise of warrants	1,425	309	-	40,754
Proceeds from exercise of compensation options	733	-	-	733
Proceeds from exercise of stock options	94	883	53	4,068
Issuance of convertible notes	-	-	-	28,345
Cash paid in lieu of capital stock issuances	-	(107)	-	(107)
Transaction costs	-	-	-	(1,841)
Net cash provided by financing activities	26,724	7,069	30,887	207,386

Increase/(decrease) in cash and cash equivalents	408	(21,965)	11,430	27,862
Decrease in cash and cash equivalents - discontinued operations	-	-	-	(10,255)
Net increase/(decrease) in cash and cash equivalents	408	(21,965)	11,430	17,607
Cash and cash equivalents, beginning of period	17,873	39,838	28,408	674
Cash and cash equivalents, end of period	$18,281	$17,873	$39,838	$18,281

Supplemental cash flow information – Note 14

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

1. Nature of Operations

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” the “Corporation,” “we,” “our” or “us”) operate in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements or leases to third parties, joint venture arrangements with other mining companies,  or outright sales of assets for cash and/or other consideration.  As we do not currently produce gold in commercial quantities, since January 1, 2002, we are considered an Exploration Stage Enterprise as defined in the SEC Industry Guide 7. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies resulting in changes to the operating assumptions underlying previous engineering work. We are moving our more advanced projects through technical, engineering and feasibility studies so that production decisions can be made on those projects.

2. Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Vista Gold Corp and more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to capital costs of projects; mine closure and reclamation obligations; useful lives for asset depreciation purposes; valuation allowances for deferred tax assets; the fair value and accounting treatment of financial instruments including marketable securities and stock-based compensation; and asset impairments (including impairments long-lived assets and investments). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from these amounts estimated in these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and money market securities with maturities of three months or less when purchased. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents and is included in other current assets.

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

Mineral Properties

Mineral property acquisition costs, including directly related costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred.  When we determine that a mineral property can be economically developed in accordance with U.S. GAAP, the costs then incurred to develop such property will be capitalized.  Capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any undepleted costs will be charged to loss in that period.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

The recoverability of the carrying values of our mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties.  Development and/or start-up of any of these projects will depend on, among other things, management’s ability to raise additional capital for these purposes.  Although we have successfully raised capital in the past, there can be no assurance that we will be able to do so in the future.

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment.  This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of gold and other commodities or input prices.  Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis.  If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, a write-down to the estimated fair value will then be reported in our Consolidated Statement of Income/(Loss) for the period.  Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses its judgment to assess if the carrying value can be recovered and to estimate fair value.

Plant and Equipment

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging primarily from three to ten years. Significant expenditures that increase the life of an asset, including interest on expenditures on qualifying assets, are capitalized and depreciated over the remaining estimated useful life of the asset. Upon sale or retirement of assets, the costs and related accumulated depreciation are eliminated from the respective accounts and any resulting gains or losses will be reported in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

Assets held for sale

Plant and equipment is classified as held for sale when the following conditions are met: (i) assets (or group of assets) are actively marketed for a price reasonable to the fair value at the time of sale; (ii) management has committed to a plan to sell the assets (or group of assets); (iii) the assets (or group of assets) are available for sale in current condition; and (iv) sale is probable within the next 12 months.

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

The liability will be adjusted for changes in the expected amounts and timing of cash flows required to discharge the liability and accreted to the full value over time through periodic charges to our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

Warrants and Compensation Options

Warrants and compensation options issued are recorded at fair value using the Black-Scholes Merton fair value model adjusted to relative fair value.

Stock-Based Compensation

Under our stock option and long-term incentive plans, common share options and restricted stock unit (“RSU”) awards may be granted to executives, employees, consultants and non-employee directors.   Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) as a component of Exploration, property evaluation and holding costs and Corporate administration and investor relations, with a corresponding increase to Additional paid-in capital in the Consolidated Balance Sheets. The fair values of the options are calculated using the Hull-White Trinomial lattice option pricing model. The expense is based on the fair values of the grant on the grant date and is recognized over the vesting period specified for each grant.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

Financial Instruments

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) of the Financial Accounting Standards Board (“FASB”) requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Our financial instruments include cash and cash equivalents, marketable securities, Amayapampa interest, short- and long-term investments, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market and included in Level 1 of the fair value hierarchy.   Our other investments, comprised of shares of Midas Gold Corp. (“Midas Gold’), is accounted for using the fair value option based on quoted market prices in an active market and is included in Level 1 of the fair value hierarchy. The value of the Amayapampa interest is based on probability-weighted cash flow scenarios and is included in Level 3 in the fair value hierarchy.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the date of the transaction. Monetary assets and liabilities in foreign currencies are translated into U.S. dollars at the rate prevailing at the balance sheet date. Non-monetary items are translated at the historical rate unless such items are carried at market value, in which case they are translated using exchange rates that existed when the value were determined. Any resulting exchange rate differences are recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

Income Taxes

We provide for income taxes using the liability method of tax allocation.  Under this method, deferred income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities.

Deferred tax is measured at the tax rates that are expected to apply in the period when the asset is realized or the liability is settled, based on tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred tax is recognized as income or an expense and included in the profit or loss for the period, except when it arises from a transaction that is recognized directly in equity, in which case the deferred tax is also recognized directly in equity.

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

Recent accounting pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB issued guidance that requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present the components of other comprehensive income as part of the statement has been eliminated.  This guidance was effective for us in the first quarter of 2012 and should be applied prospectively.  Our presentation of comprehensive income already complies with this new guidance.

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance related to items reclassified from accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its sources and (ii) the income statement line items affected by the reclassification.  The standard is effective for us January 1, 2013, with early adoption permitted.  We do not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

3. Marketable Securities

	At December 31, 2012			At December 31, 2011
	Cost	Unrealized gain/(loss)	Fair value	Cost	Unrealized gain/(loss)	Fair value
Equity Securities
Sprott Resources Corp.	$18	$2	$20	$139	$75	$214
Silver Predator	60	-	60	87	55	142
Canadian Phoenix	99	26	125	99	(4)	95
Other	447	(26)	421	486	49	535
	$624	$2	$626	$811	$175	$986

During the years ended December 31, 2012 and 2011, we determined that certain of our securities had an other-than-temporary decline in value and write-downs of $39 and $158, respectively, were included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

4. Other Investments

Midas Gold Corp. Combination

In April 2011, Vista completed a combination with Midas Gold, Inc. (the “Combination”).   As part of the Combination, each party contributed their respective interests in gold assets in the Yellow Pine-Stibnite District in Idaho to form a new Canadian private company named Midas Gold Corp. (“Midas Gold”). In exchange for the contribution of its equity interests in Idaho Gold Holding Company, the holding company in which we held our Yellow Pine assets, Vista Gold U.S., Inc. (“Vista US”) was issued 30,402,615 common shares in the capital of Midas Gold.  Concurrently with the Combination, we purchased 1,400,000 Midas Gold common shares for an aggregate purchase price of $3,632 as part of a Midas Gold private placement. Following completion of these transactions, Vista holds a total of  31,802,615 Midas Gold shares.

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

The Combination with Midas Gold, Inc. was a tax-free reorganization for U.S. tax purposes.  However, upon completion of the Combination, Vista US received Midas Gold shares with a fair value that was determined to be $78,872.  The corresponding estimated deferred tax expense of $29,675 at the time of the Combination exceeded the valuation allowance of $6,086 for Vista US, and the valuation allowance was released.

The following table summarizes our investment in Midas Gold.

	Years Ended December 31,
	2012	2011

Fair value at beginning of period	$119,851	$-
30,402,615 shares received in the Combination	-	78,872
1,400,000 shares purchased	-	3,632
Unrealized gain/(loss) based on the fair value at the end of the period	(50,363)	37,347
Fair value at end of period	$69,489	$119,851

Estimated tax benefit/(expense) for the period	$19,576	$(44,192)

Midas Gold shares held at the end of the period	31,802,615	31,802,615

In 2012, we reclassified our investment in Midas Gold from long-term assets to current assets as the restrictions on the sale of our Midas Gold shares expire in July 2013.

As of December 31, 2012 Midas had 114,794,136 Common Shares outstanding of which Vista owns approximately 28%.  Summarized financial information for Midas Gold as of December 31, 2012 and 2011, which are prepared in accordance with International Financial Reporting Standards is as follows.  See Schedule A for the complete set of consolidated financial statements for Midas Gold.

	December 31, 2012	December 31, 2011

Total current assets	$19,864	$37,341
Total non-current assets	175,957	119,126
Total current liabilities	5,108	3,654
Total non-current liabilities	380	563
Total equity	190,333	152,250

	Year ended December 31,
	2012	2011

Operating expense	$7,813	$11,268
Net loss	7,180	13,438

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

5. Mineral Properties

	At December 31, 2011	Cost recovery	Write-downs	At December 31, 2012

Mt. Todd, Australia	$2,146	$-	$-	$2,146
Guadalupe de los Reyes, Mexico	2,752	-	-	2,752
Los Cardones, Mexico	10,303	(2,000)	(250)	8,053
Awak Mas, Indonesia	566	(566)	-	-
Long Valley, United States	750	-	-	750
	$16,517	$(2,566)	$(250)	$13,701

Los Cardones (formerly Condordia)

In February 2012, we entered into an earn-in right agreement (the “Earn-in Right Agreement”) with Invecture Group, S.A. de C.V. (“Invecture”) with respect to our Los Cardones gold project in Baja California Sur, Mexico.  We hold the Los Cardones gold project through Desarrollos Zapal S.A de C.V. (“DZ Mexico”).  Under the terms of the Earn-in Right Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest in DZ Mexico (the “Earn-in Right”).  Invecture’s right to earn a 60% interest in DZ Mexico was adjusted to 62.5% during the three-month period ended June 30, 2012 pursuant to the terms of the Earn-in Right Agreement.  The Earn-in Right will expire if not exercised by February 7, 2014, subject to extension in certain circumstances (the “Earn-in Period”). The Earn-in Right Agreement provides that during the Earn-in Period, Invecture will, at its sole expense, manage and operate the Los Cardones gold project and will undertake all commercially reasonable efforts to obtain the Change of Forest Land Use Permit (“CUSF”) and the Authorization of Environmental Impact which are required to develop the project.

The Earn-in Right Agreement provides that the exercise of the Earn-in Right by Invecture is conditional upon, among other things: (i) receipt of the CUSF and the Authorization of Environmental Impact; (ii) the completion of a feasibility report on the Los Cardones gold project that updates the existing feasibility report; (iii) Invecture funding the Los Cardones gold project during the Earn-in Period; and (iv) Invecture making an additional payment of $20,000 to DZ Mexico, which amount will be used to repay intercompany loans owed by DZ Mexico to Vista, all by February 7, 2014.

During the remainder of the Earn-in Period and subject to the terms of the Earn-in Right Agreement, Vista holds 37.5% of the DZ Mexico shareholder voting rights.  The remaining 62.5% of the DZ Mexico shareholder voting rights are held in a trust that will be instructed by representatives of Vista and Invecture.  Upon Invecture’s exercise of the Earn-in Right, Vista will continue to hold a 37.5% interest in DZ Mexico which represents an indirect 37.5% interest in the Los Cardones gold project.

In September 2011, we acquired additional land at the Los Cardones (formerly Concordia) gold project from a third party.  We paid $538 in cash and the remaining $635 is due upon the achievement of certain milestones and is included in other long-term liabilities in our Consolidated Balance Sheets.

During 2008, we entered in to an option agreement to purchase land near the Los Cardones gold project.  Under the terms of the agreement, we had the option to pay $50 each year from 2008 through 2012 and $2,000 in 2013.  During 2012, we decided not to make the $2,000 due in 2013, and terminate the option agreement.  As a result, we recorded a write-down on mineral properties of $250 related to option payments made in 2008 through 2012.

Awak Mas

The Awak Mas gold project in Indonesia is subject to a 2009 joint venture agreement (the “JV Agreement”) with Awak Mas Holdings Pty. Ltd. (“AM Holdings”), assignee of Pan Asia Resources Corp. (“Pan Asia”), whereby AM Holdings may earn a 60.6% interest Salu Siwa Pty Ltd. (“Salu Siwa”) which holds a 99% interest in the Awak Mas gold project subject to certain spending and performance conditions.  In June 2011, we entered into an additional option agreement (the “Additional Option Agreement”) with Pan Asia (subsequently assigned to AM Holdings), which provides AM Holdings the option to earn an additional 20.2% interest in Salu Siwa after it has earned the 60.6% interest (for a total 80.8% interest in Salu Siwa or 80% interest in the Awak Mas gold project) in the project pursuant to the JV Agreement.  The Additional Option Agreement is subject to meeting certain conditions, including making certain cash payments to Vista.  To date, cash payments of $4,500 have been made, but other earn-in conditions have not been met. Since inception of the Additional Option Agreement, the Company has received $3,500 and recorded these proceeds as a cost

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

recovery against the carrying value of the Awak Mas gold project until the carrying value was reduced to zero.  The proceeds received in excess of the carrying value of the project were recorded as a realized gain of $2,934 during the year ended December 31, 2012.

As of December 31, 2012 and 2011, we recorded restricted cash of $70 and $134, respectively, related to cash at the Awak Mas gold project contributed by Pan Asia but not yet spent for the furtherance of the project.

6. Plant and Equipment

	December 31, 2012			December 31, 2011
	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net

Mt. Todd, Australia	$3,497	$1,124	$2,373	$1,660	$689	$971
Los Cardones, Mexico	1,194	109	1,085	18,238	92	18,146
Guadalupe de los Reyes, Mexico	21	3	18	-	-	-
Corporate, United States	556	440	116	430	377	53
Awak Mas, Indonesia	242	242	-	233	171	62
Plant and equipment	$5,510	$1,918	$3,592	$20,561	$1,329	$19,232

Assets held for sale	$10,000	$-	$10,000	$-	$-	$-

As part of the Earn-in Right Agreement, Invecture had the right to cause DZ Mexico to acquire certain mill equipment from Vista for $16,000 (the equipment’s then book value) plus certain storage, insurance and transportation costs and any applicable taxes provided that notice of exercise of the right is received by February 7, 2013. During November 2012, Invecture notified us that they would not be exercising this right.  As a result, we have written the mill equipment down to its estimated fair value of $10,000, based on an independent assessment from a third party who has been contracted to sell the mill equipment on our behalf. These assets are now classified as assets held for sale.

7. Amayapampa Interest

On April 7, 2008, we entered into an agreement to dispose of our interest in the Amayapampa gold project (the “Amayapampa Sale Agreement”) in Bolivia to Republic Gold Limited (“Republic”). Under the terms of the Amayapampa Sale Agreement, Republic agreed to pay to us a total amount of $3,000 in three payments of $1,000. The first of these payments will be due and payable upon the start of commercial production (as defined in the Amayapampa Sale Agreement) at the Amayapampa gold project, followed by $1,000 payments on each of the first and second anniversaries of the start of commercial production.  In addition, Republic agreed to pay to us a net smelter return (“NSR”) royalty on the first 720,000 gold equivalent ounces produced from the Amayapampa gold project in varying percentages depending on the price of gold.   To date, no amount has been paid or is payable to the Company under the Amayapampa Sale Agreement.

During February 2012, Republic announced that it had suspended its operations at the Amayapampa gold project pending regulatory and policy certainty specifically related to the nationalization of mining assets and the implications of the Bolivian Draft Mining Code.  During the fourth quarter of 2012, Republic sold its interest in the Amayapampa gold project (the “Sale Transaction”).  The buyer, LionGold Corp Ltd (“LionGold”), has assumed Republic’s obligations under the Amayapampa Sale Agreement.

The Amayapampa interest is considered a financial instrument and as such has been accounted for at its fair value of $4,813 based on probability-weighted cash flow scenarios and assumptions, including future gold prices, estimated gold production and the expected timing of commercial production commencement (Notes 2 and 13).

As of December 31, 2012, we evaluated the carrying amount of the Amayapampa interest based upon the probability-weighted cash flows taking into account the probability that the project may never go into production and that the start of production may be delayed.  Based on higher estimated gold production in third party technical reports and our analysis of LionGold’s financial and technical capabilities and corporate strategies, we concluded that there was no change in fair value as of December 31, 2012.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

8. Capital Stock

Private Placement, July 2012

During July 2012, we closed a private placement of 5,000,000 units (the “July 2012 Units”) for gross proceeds of $15,000 (the “July 2012 Offering”).  Each July 2012 Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant (each full warrant, a “July 2012 Warrant”).  Each July 2012 Warrant entitles the holder thereof to purchase one common share at a price of $3.60 per share (subject to adjustment in certain circumstances) and is exercisable for a period of 24 months from the closing of the July 2012 Offering.  In connection with the July 2012 Offering, we incurred $770 in commissions and other costs and issued a total of 166,667 compensation warrants to finders that provided services in respect of subscriptions for 3,333,334 July 2012 Units.  Each compensation warrant entitles the holder thereof to purchase one common share at a price of $3.18 per share (subject to adjustment in certain circumstances) for a period of 24 months from the closing of the July 2012 Offering.  On September 29, 2012, we filed a registration statement on Form S-3 related to the resale by the purchasers of the July 2012 Units of the Common Shares issued as part of the Units and Common Shares issuable upon exercise of the July 2012 Warrants and compensation warrants.

Public Offering, December 2012

During December 2012, we closed a public offering of 4,182,550 units (the “December 2012 Units”), which included 545,550 December 2012 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, for gross proceeds of $11,500 (the “December 2012 Offering”).  Each December 2012 Unit consists of one common share in the capital of the Company and one-half of one common share purchase warrant (each full warrant, a “December 2012 Warrant”).  Each December 2012 Warrant entitles the holder thereof to purchase one common share at a price of $3.30 per share (subject to adjustment in certain circumstances) and is exercisable for a period of 24 months from the closing of the December 2012 Offering.  In connection with the December 2012 Offering, the Company incurred approximately $1,258 in commissions and other costs.

Other issuances

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

Public Offering, April 2011

During April 2011, we issued 9,000,000 Common Shares on a bought deal basis for aggregate gross proceeds of C$29,700 ($30,870 based on the exchange rate on April 20, 2011) (the “2011 Offering”).  Net cash proceeds after legal and regulatory fees were $28,984.  Also, in connection with the 2011 Offering, we issued 450,000 compensation options to the underwriters with a fair value of $588 which entitles the holder to purchase one common share a price of C$3.30 per share strike price, exercisable for a period of 24 months from the closing of the 2011 Offering.  On May 20, 2011, a related over-allotment option expired unexercised.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

9. Additional Paid-in Capital

	Warrants	Stock options and RSUs	Compensation options	Other paid-in capital	Total additional paid-in capital

As of December 31, 2010	$10,721	$4,695	$-	$7,565	$22,981
Convertible notes broker warrants	(336)	-	-	336	-
Warrants exercised	(97)	-	-	-	(97)
Compensation options issued	-	-	588	-	588
Stock options exercised	-	(430)	-	-	(430)
Stock options expired	-	(828)	-	828	-
Stock options amortization	-	1,496	-	-	1,496
Restricted stock units exercised	-	(392)	-	-	(392)
Restricted stock units expensed	-	524	-	-	524
As of December 31, 2011	10,288	5,065	588	8,729	24,670
Warrants exercised	(601)	-	-	601	-
Warrants issued	3,260	-	-	-	3,260
Warrants expired	(11)	-	-	11	-
Stock options amortization	-	1,081	-	-	1,081
Stock options exercised	-	(50)	-	50	-
Stock options expired	-	(1,585)	-	1,585	-
Restricted stock units expensed	-	3,144	-	-	3,144
Compensation options exercised	-	-	(294)	294	-
As of December 31, 2012	$12,936	$7,655	$294	$11,270	$32,155

Warrants

Warrant activity is summarized in the following table:

	Warrants outstanding	Valuation	Weighted average exercise price per share	Weighted average remaining life (yrs.)	Intrinsic value

As of December 31, 2010	16,138,480	$10,721	$3.48	4.6	$57
Convertible notes broker warrants expired	(200,000)	(336)
Exercised	(88,242)	(97)
As of December 31, 2011	15,850,238	10,288	$3.91	3.7	$485
Exercised	(619,565)	(601)
Expired	(10,871)	(11)
Issued (Note 8)	4,757,941	3,260
As of December 31, 2012	19,977,743	$12,936	$4.25	2.6	$-

The 19,977,743 outstanding warrants expire in the following time frames: 2,666,666 expire July 2014, 2,091,275 expire December 2014, and 15,219,802 expire in October 2015.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

The fair value of warrants issued during 2012 was estimated at the issue date using the Black-Scholes Merton fair value model adjusted to relative fair value using the following assumptions:

Expected volatility	63.70%	-	67.50%
Risk-free interest rate	0.24%	-	0.26%
Expected life (years)	2
Dividend yield	N/A

Compensation Options

	Compensation options outstanding	Valuation	Weighted average exercise price per share	Expiry date	Weighted average remaining life (yrs.)

As of December 31, 2010	-	$-	$-
Issued	450,000	588	3.30	April 2013	2.0
As of December 31, 2011	450,000	588	3.30	April 2013	1.3
Exercised	(225,000)	(294)
As of December 31, 2012	225,000	$294	$3.30	April 2013	0.3

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or restricted stock units (“RSUs”) or restricted stock awards (“RSAs”) to our directors, officers, employees and consultants.  The combined maximum number of our Common Shares that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.    Options under the Plan are granted from time to time at the discretion of the Board of Directors of the Company (“Board”), with vesting periods and other terms as determined by the Board.  The LTIP is administered by the Board, which can delegate the administration to the Compensation Committee of the Board or to such other officers and employees of Vista as designated by the Board.  Stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year ended December 31,
	2012	2011	2010

Stock options	$1,081	$1,496	$382
Restricted stock units	3,144	524	126
	$4,225	$2,020	$508

As of December 31, 2012, stock options and RSUs had unrecognized compensation expense of $314 and $3,589, respectively, which is expected to be recognized over a weighted average period of 0.74 and 1.76 years, respectively.

Stock Options

A summary of option activity under the Plan as of December 31, 2012 and 2011 and changes during the period then ended is set forth in the following table:

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

	Number of options	Weighted average exercise price per option	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding - December 31, 2010	2,588,661	$3.55	2.90	$463
Granted	1,246,000	3.04
Exercised	(354,984)	2.48
Cancelled	(85,500)	3.44
Expired/Forfeited	(199,177)	6.90
Outstanding - December 31, 2011	3,195,000	3.27	2.73	1,039
Granted	600,000	2.97
Exercised	(32,500)	2.90
Expired	(660,000)	5.19
Outstanding - December 31, 2012	3,102,500	$2.80	2.68	$637

Exercisable - December 31, 2012	2,802,500	$2.79	2.49	$626

A summary of our unvested stock options as of December 31, 2012 and 2011 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average grant-date fair value per option

Unvested - December 31, 2010	82,500	$1.36
Granted	1,246,000	1.60
Vested	(693,000)	1.57
Forfeited	(38,000)	1.51
Unvested - December 31, 2011	597,500	1.60
Granted	600,000	1.47
Vested	(897,000)	1.56
Unvested - December 31, 2012	300,000	$1.47

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the Hull-White Trinomial lattice option pricing model using the following assumptions:

			Years ended December 31,
	2012			2011			2010

Expected volatility	81.69%	-	83.67%	83.40%	-	83.86%	81.86%	-	82.88%
Risk-free interest rate	0.77%	-	0.88%	0.88%	-	1.60%	1.51%	-	2.88%
Expected life (years)	5			5			5
Dividend yield	N/A			N/A			N/A

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

Restricted Stock Units

The following table summarizes the RSU activity under the LTIP as of December 31, 2012 and 2011 and changes during the years then ended is set forth in the following table:

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

	Number of units	Weighted average grant-date fair value per RSU

Unvested - December 31, 2010	175,500	$2.37
Forfeited	(10,000)	2.37
Vested	(165,500)	2.37
Granted	960,000	3.84
Unvested - December 31, 2011	960,000	3.84
Cancelled	(107,832)	3.07
Granted	1,142,339	3.20
Unvested - December 31 , 2012	1,994,507	$3.52

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date.  Other RSU awards vest subject to certain performance criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance.  The vesting of all RSUs is at least one year.

10. Accumulated Other Comprehensive Income

	Accumulated other comprehensive income	Accumulated other comprehensive income, net of tax
As of December 31, 2010	$929	$790
Decreases to fair market value of marketable securities during period	(295)	(251)
Decreases due to realization of a gain on sale of marketable securities	(459)	(390)
As of December 31, 2011	175	149
Increases to fair market value of marketable securities during period	19	16
Decreases due to realization of a gain on sale of marketable securities	(192)	(163)
As of December 31, 2012	$2	$2

11.  Weighted Average Common Shares

	At December 31,
	2012	2011

Basic common shares	74,351,065	68,457,885
Effect of dilutive stock-based awards	-	637,081
Effect of dilutive warrants	-	200,981
Diluted common shares	74,351,065	69,295,947

Stock options to purchase 3,102,500 and 1,810,000 Common Shares and warrants to purchase 19,977,743 and 15,219,802 Common Shares were outstanding at December 31, 2012 and 2011, respectively, but were not included in the computation of diluted weighted average Common Shares outstanding because their effect would have been anti-dilutive.

12.  Commitments and Contingencies

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. As such, the future expenditures that may be required for compliance with these laws and regulations cannot be predicted. We conduct our operations to minimize effects on the environment and believe our operations are in compliance with applicable laws and regulations in all material respects.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

We have entered into, or may enter into, various agreements to find, lease or purchase mineral interests. These agreements typically require initial payments plus future payments for the life of the agreement; and may include provisions requiring the payment of NSR royalties. The Company can at its discretion terminate any of these agreements within defined notice periods.

13.  Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair value at December 31, 2012
		Total	Level 1	Level 3

Assets:
	Cash equivalents	$15,834	$15,834	$-
	Marketable securities	626	626	-
	Other Investments (Midas Gold shares)	69,489	69,489	-
	Amayapampa interest	4,813	-	4,813
	Mill Equipment	10,000	-	10,000

		Fair value at December 31, 2011
		Total	Level 1	Level 3

Assets:
	Cash equivalents	$14,802	$14,802	$-
	Marketable securities	986	986	-
	Long Term Investments (Midas Gold shares)	119,851	119,851	-
	Amayapampa interest	4,813	-	4,813

Our cash equivalent instruments, marketable securities and investment in Midas Gold are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The estimated fair value of the Amayapampa interest is based on probability-weighted cash flow scenarios discounted using a risk-adjusted discount rate (15%) and assumptions including future gold prices (average gold prices realized range from $1,038 to $1,247, depending on timing of assumed start-up), estimated life-of-mine gold production (ranging from 350,000 to 650,000 ounces) and the expected timing of the start of commercial production (periods ranging from 3 to 6 years, or never), which are management’s best estimates based on currently available information.  Significant changes in any of the unobservable inputs in isolation would result in a significant change in fair value estimate.

The Company incurred an impairment loss on certain mill equipment (Note 6). This equipment was valued at $10,000 based on a third party assessment of the projected sale value. This valuation was used to determine the impairment charge taken in 2012. The mill equipment is categorized as assets held for sale on the Consolidated Balance Sheets.

At December 31, 2012, the assets classified within Level 3 of the fair value hierarchy represent 15% of the total assets measured at fair value. There were no transfers between levels in 2012.

14.  Supplemental Cash Flow Information and Material Non-Cash Transactions

As of December 31, 2012 and 2011, all of our cash was held in liquid bank deposits.

Significant non-cash transactions during the year ended December 31, 2012 included the issuance of 166,667 compensation warrants as compensation to the finders that provided services in connection with our July 2012 Offering (Note 8).

Significant non-cash transactions during the year ended December 31, 2011 included the receipt of 30,402,615 Midas Gold shares with a fair value of $78,872 in exchange for our Yellow Pine assets (Note 4) and the issuance of 450,000 compensation options as compensation to the Underwriters’ of our April 20, 2011 equity financing (Note 8).

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

Significant non-cash transactions during the year ended December 31, 2010 included the issuance of 1,902,684 Common Shares as partial consideration for the repurchase of convertible debt in the principal and interest payable amount of $6,358 and the issuance of compensation options and special warrants to finders and agents as part of our 2010 private placement of special warrants.

15. Income Taxes

The Company's provision for income taxes for the year ended December 31, 2012, consists of a deferred tax benefit of $20,147. The Company has not recognized a current income tax expense or benefit due to overall loss positions. The deferred income tax benefit being recognized at December 31, 2012, relates primarily to the unrealized loss and underling basis difference in the Company’s investment in Midas Gold shares (Note 4). For the year ended December 31, 2011, the Company recognized a deferred tax expense related to the unrealized gain and underlying basis difference in its investment in Midas Gold.

Tax Expense

Income tax expense consists of the following:

	Years ended December 31,
	2012	2011	2010
Current income tax expense (benefit)
U.S.	$-	$-	$-
Canada	-	-	-
Other Foreign	-	-	-
	-	-	-
Deferred income tax expense (benefit)
U.S.	(20,147)	35,522	-
Canada	-	-	-
Other Foreign	-	-	-
	(20,147)	35,522	-
Total tax expense (benefit)	$(20,147)	$35,522	$-

Source of Income

The Company's U.S. and foreign source income is as follows:

	Years ended December 31,
	2012	2011	2010
U.S.	$(52,448)	$109,895	$(2,469)
Canada	(11,962)	(985)	(5,057)
Other Foreign	(26,393)	(21,842)	(12,494)
	$(90,803)	$87,068	$(20,020)

Rate Reconciliation

A reconciliation of the combined income taxes at the statutory rates and the Company’s effective income tax (benefit)/expense is as follows:

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

	Years ended December 31,
	2012	2011	2010
Income taxed at statutory rates	$ (34,860)	$ 33,846	$ (7,008)
Increase (decrease) in taxes from:
Stock-based compensation	147	113	98
Debt discount interest	-	(2)	(182)
Meals and entertainment	3	5	3
Other adjustments	6	77	60
Adjustment due to capital transactions	(733)	89	-
Imputed interest	24	82	108
Realized fx gain (loss) on intercompany balances	(3)	-	(1)
Prior year provision to actual adjustments	(40)	987	1,829
Differences in tax rates	3,905	1,930	630
Effect of foreign exchange	(340)	603	(755)
Change in effective tax rate	(333)	(764)	209
Expiration of NOLs	70	1,526	-
Change in valuation allowance	12,007	(2,970)	5,009
Income tax (benefit)/expense	$ (20,147)	$ 35,522	$ -

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities as at December 31 are as follows:

	December 31,
	2012	2011	2010
Deferred income tax assets
Excess tax basis over book basis of property, plant and equipment	$ 8,001	$ 6,011	$ 6,495
Marketable securities	62	-	-
Operating loss carryforwards	37,635	26,772	20,945
Capital loss carryforwards	2,630	2,645	2,773
Other	3,219	2,023	1,407
Unrealized foreign exchange on loans	217	676	864
Total future tax assets	51,764	38,127	32,484
Valuation allowance for future tax assets	(41,817)	(29,291)	(31,886)
	9,947	8,836	598
Deferred income tax liabilities
Marketable securities	-	14,092	116
Other investments	24,839	29,784
Amayapampa disposal consideration	482	482	482
	25,321	44,358	598

Total Deferred Taxes	$ (15,374)	$ (35,522)	$ -

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

Valuation Allowance on Canadian and Foreign Tax Assets

We establish a valuation allowance against the future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized.  The valuation allowance of $41,817 and $29,291 at December 31, 2012 and 2011, respectively, relates mainly to net operating loss carryforwards, in Canada and other foreign tax jurisdictions, where the utilization of such attributes is not more likely than not.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

Loss Carryforwards

The Corporation has available income tax losses of $77,280, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

	Noncapital
	Canada (1)	U.S.	Mexico	Barbados	Indonesia	Total
2012	$-	$-	$-	$-	$-	$-
2013	-	-	(282)	-	(383)	(665)
2014	(725)	-	(124)	-	(211)	(1,060)
2015	(889)	-	(322)	(9)	(385)	(1,605)
2016	-	-	(125)	(8)	(7)	(140)
2017	-	-	(533)	(12)	-	(545)
2018	-	-	(6,230)	(84)	-	(6,314)
2019	-	(519)	(1,138)	(63)	-	(1,720)
2020	-	(783)	(2,505)	(28)	-	(3,316)
2021	-	(779)	(8,735)	(50)	-	(9,564)
2022	-	(748)	(3,856)	-	-	(4,604)
2023	-	(691)	-	-	-	(691)
2024	-	(2,082)	-	-	-	(2,082)
2025	-	(2,362)	-	-	-	(2,362)
2026	(1,027)	(1,213)	-	-	-	(2,240)
2027	(847)	(1,700)	-	-	-	(2,547)
2028	(5,245)	(1,719)	-	-	-	(6,964)
2029	(4,022)	(1,971)	-	-	-	(5,993)
2030	(5,032)	(1,836)	-	-	-	(6,868)
2031	(3,806)	(3,408)	-	-	-	(7,214)
2032	(8,473)	(2,313)				(10,786)
	$(30,066)	$(22,124)	$(23,850)	$(254)	$(986)	$(77,280)

(1) Canadian capital loss carryforwards of $21,039 and Australian NOLs of $59,761, which do not expire and are therefore not included above.

Of the total Canadian net operating loss, $13,721 relates to an equity component for share-issuance cost deduction for which no tax benefit for financial reporting purposes in the income statement will be recognized.

Accounting for uncertainty in taxes

ASC 740 guidance requires that the Company evaluate all income tax positions taken, and recognize a liability for any uncertain tax positions that are not more likely than not to be sustained by the tax authorities.  As of December 31, 2012, the Company believes it has no liability for unrecognized tax positions.  If the Company were to determine there were any uncertain tax positions, the Company would recognize the liability and related interest and penalties within income tax expense.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share and per ounce data unless otherwise noted)

Tax statute of limitations

The Company files income tax returns in Canada, U.S. federal and state jurisdictions and other foreign jurisdictions.  There are currently no tax examinations underway for these jurisdictions.  Furthermore, the Company is no longer subject tax Canadian tax examinations by the Canadian Revenue Authority for years ended on or before December 31, 2001 or U.S. federal income tax examinations by the Internal Revenue Service for years ended on or before December 31, 2009.  Some U.S. state and other foreign jurisdictions are still subject for tax examination for years ended on or before December 31, 2008.

Although certain tax years are closed under the statute of limitations, tax authorities can still adjust losses being carried forward into open years.

16.  Retirement Plan

We sponsor a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent U.S. employees. We make contributions of up to 4% of eligible employees’ salaries.  Our contributions were as follows: 2012 –  $57;  2011 – $63; 2010 – $59.

17.  Geographic and Segment information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are focused principally in Australia, North America and Indonesia. We reported no revenues during the years ended December 31, 2012, 2011 and 2010.  Geographic location of mineral properties and plant and equipment is provided in Notes 5 and 6, respectively.

18.  Related Party Transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra provides us with support and analysis of our general corporate finance and strategy efforts.  A founder and partner of Sierra is also one of our directors. As compensation for these services, we pay Sierra a monthly retainer fee of $10 for the duration of the agreement.  We had made cash payments to Sierra under the agreement totaling $120 for each year ended December 31, 2012, 2011 and 2010.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective May 31, 2012, the Company, upon the recommendation of its audit committee, changed auditors from PricewaterhouseCoopers LLP, Vancouver, British Columbia (“PWC Vancouver”) to PricewaterhouseCoopers LLP, Denver, Colorado (“PWC Denver”).  The change was made because the Company began reporting under U.S. GAAP (formerly the Company reported under Canadian GAAP), and, given that the Company’s corporate headquarters are in a suburb of Denver, there was a cost reduction to be realized.  On May 31, 2012, at the request of the Company and upon mutual agreement, PWC Vancouver resigned as the principal independent registered public account of the Company.  The request for the resignation of PWC Vancouver was recommended and approved by the Company’s audit committee.

PWC Vancouver’s Report of Independent Registered Public Accounting Firm for each of the past two fiscal years ended December 31, 2011 and 2010 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainly, audit scope or accounting principles.

In the two most recent fiscal years and any interim period preceding the resignation of PWC Vancouver, the Company is not aware of any disagreements with PWC Vancouver on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PWC Vancouver, would have caused them to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company’s consolidated financial statements for such years.

The Company is not aware of any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) that have occurred during the two most recent fiscal years and the interim period preceding the resignation of PWC Vancouver.

PWC Vancouver was provided with the disclosure in the Current Report on Form 8-K as filed on May 31, 2012 and provided a letter commenting on the disclosure pursuant to Item 304(a)(3) of Regulation S-K, which was attached as Exhibit 16.1 of Form 8-K.

During the Company’s two most recent fiscal years and through May 31, 2012, neither the Company nor anyone on its behalf has consulted with PWC Denver regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, nor did PWC Denver provide with a written report or oral advice that PWC Denver concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues, or (ii) any matter that was either the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or a reportable event within the meaning of Item 304(a)(1)(v) of Regulation S0K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2012, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting.

Management’s report on internal control over financial reporting and the attestation report on management’s assessment are included in Item 8 Financial Statements and Supplementary Data herein.

Attestation Report of the Registered Public Accounting Firm.

PricewaterhouseCoopers LLP’s attestation report on our internal control over financial reporting is included as part of Item 8. Financial Statements and Supplementary Data herein.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our executive officers, directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference..

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm dated March 13, 2013.

2.	Report of Independent Registered Public Accounting Firm dated March 14, 2012.

3.    Consolidated Balance Sheets – At December 31, 2012 and 2011.

4.    Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) – Years ended December 31, 2012, 2011, and 2010.

5.    Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011, and 2010.

6.    Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2012, 2011, and 2010.

7.    Notes to Consolidated Financial Statements.

See “Item 8. Consolidated Financial Statements and Supplementary Data”.

Financial Statement Schedules

Schedule A - The Consolidated Financial Statements and Management’s Discussion and Analysis of Midas Gold Corp. as at and for the years ended December 31, 2012 and 2011.

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
3.04

Articles of Arrangement of Vista Gold Corp., dated May 10, 2007 filed as Exhibit 3 to the Corporation’s Current Report on Form 8-K, dated May 10, 2007 and incorporated herein by reference (File No. 1-9025)

4.01

Note Indenture, dated March 4, 2008, among Vista Gold Corp., Minera Paredones Amarillos S.A. de C.V., as guarantor, HSBC Bank USA, N.A., as trustee and HSBC Mexico, S.A. De C.V., Institucion de Banca Multiple, Grupo Financiero HSBC, Division Fiduciaria, as collateral agent filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 3, 2008 and incorporated herein by reference (File No. 1-9025)

4.02	Special Warrant Indenture, dated October 22, 2010 filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated December 15, 2010 and incorporated herein by reference (File No. 1-9025)
4.03	Warrant Indenture, dated October 22, 2010 filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated December 15, 2010 and incorporated herein by reference (File No. 1-9025)
4.04	Warrant Indenture, dated August 1, 2012, filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K/A dated August 22, 2012 and incorporated herein by reference (File No. 1-9025)
10.01

Stock Option Plan of Vista Gold dated November 1996 as amended in November 1998, May 2003, May 2005 and May 2006 filed as Schedule C to the Corporation’s Annual Report on April 3, 2006 and incorporated herein by reference (File No. 1-9025)

10.02

Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp. filed as Exhibit 10.24 to the Corporation’s Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.03

Deed of Option, dated October 28, 2004, between Weston Investments, Organic Resources, Vista Gold Corp., Salu Siwa and JCI Limited filed as Exhibit 10.24 to the Corporation’s Annual Report on Form 8-K for the SEC on August 25, 2006) and incorporated herein by reference (File No. 1-9025)

10.04

Asset Sale Agreement dated January 4, 2008, among Vista Gold Corp., Minera Paredones Amarillos, S.A. de C.V., Del Norte Company, Ltd. and A.M. King Industries, Inc. filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K, dated January 2, 2008, and incorporated herein by reference (File No. 1-9025)

10.05

Note Repurchase Agreement dated May 13, 2010, by and between the Corporation and the Noteholder filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)

10.06

Canadian Agent Agreement dated September 29, 2010, filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q dated November 9, 2010 and incorporated herein by reference (File No. 1-9025)

10.07

Canadian Amended and Restated Agent Agreement, dated October 22, 2010, filed as Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)

10.08

United States Finder’s Agreement dated September 30, 2010, filed as Exhibit 10.3 to the Corporation’s Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)

10.09	Canadian Finder’s Agreement dated October 22, 2010, filed as Exhibit 10.4 to the Corporation’s Quarterly Report on Form 10-Q dated August 6, 2010 and incorporated herein by reference (File No. 1-9025)
10.10	Earn-In Right Agreement, dated February 7, 2012, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 13, 2012 and incorporated herein by reference (File No. 1-9025)
10.11	Employment Agreement with John F. Engele, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated June 1, 2012 and incorporated herein by reference (File No. 1-9025)
10.12	Employment Agreement with John W. Rozelle, filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q dated November 2, 2012 and incorporated herein by reference (File No. 1-9025)
10.13	Amended Employment Agreement of John F. Engele, dated November 1, 2012
10.14	Amended Employment Agreement of Fred Earnest, dated November 1, 2012
10.15	Amended Employment Agreement of John W. Rozelle, dated November 1, 2012
21	Subsidiaries of the Corporation
23.1	Consent of PricewaterhouseCoopers LLP, Denver, independent auditors
23.2	Consent of SRK Consulting (U.S.), Inc.
23.3	Consent of Golder Associates, Inc.
23.4	Consent of Terry Braun
23.5	Consent of Mine Development Associates Inc.
23.6	Consent of Tetra Tech, Inc.
23.7	Consent of Rex Bryan
23.8	Consent of Thomas Dyer
23.9	Consent of Steven Ristorcelli
23.10	Consent of Resource Development Inc.
23.11	Consent of Richard Jolk
23.12	Consent of Deepak Malhotra
23.13	Consent of David Kidd
23.14	Consent of Vicki Scharnhorst
23.15	Consent of Erick Spiller
23.16	Consent of Edwin Lips
23.17	Consent of John Rozelle
23.18	Consent of Stephen Krajewski
23.19	Consent of PricewaterhouseCoopers LLP, Vancouver, independent auditors
23.20	Consent of Deloitte LLP
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1) (2)	XBRL Instance Document
101.SCH(1) (2)	XBRL Taxonomy Extension – Schema
101.CAL(1) (2)	XBRL Taxonomy Extension – Calculations
101.DEF(1) (2)	XBRL Taxonomy Extension – Definitions
101.LAB(1) (2)	XBRL Taxonomy Extension – Labels
101.PRE(1) (2)	XBRL Taxonomy Extension – Presentations

(1)    Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Balance Sheets at December 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

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

VISTA GOLD CORP. (Registrant)
Dated: March 13, 2013	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: March 13, 2013	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 13, 2013	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: March 13, 2013	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Frederick H. Earnest Frederick H. Earnest	Director	March 13, 2013
* John M. Clark	Director	March 13, 2013
* C. Thomas Ogryzlo	Director	March 13, 2013
* Tracy Stevenson	Director	March 13, 2013
* W. Durand Eppler	Director	March 13, 2013
* Michael B. Richings	Director	March 13, 2013
* By: /s/ Frederick H. Earnest

Frederick H. Earnest Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.

89

Schedule A

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(expressed in US Dollars)

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders of Midas Gold Corp.

We have audited the accompanying consolidated financial statements of Midas Gold Corp. and its subsidiaries, which comprise the consolidated statements of financial position as of December 31, 2012 and December 31, 2011, and the consolidated statements of net loss and comprehensive loss, changes in equity and cash flows for the years then ended, and a summary of significant accounting policies and other explanatory information.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements.  The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control.  Accordingly, we express no such opinion.  An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Midas Gold Corp. and its subsidiaries as of December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for the years then ended in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

(Signed) Deloitte LLP

Chartered Accountants

February 20, 2013

Vancouver, Canada

Midas Gold Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As at December 31, 2012 and 2011

(expressed in US dollars)

	Notes	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$19,618,855	$36,954,210
Trade and other receivables		52,188	276,599
Prepaid expenses		193,330	110,619
		$19,864,373	$37,341,428
NON-CURRENT ASSETS
Buildings and equipment	4	$5,160,163	$2,700,363
Exploration and evaluation assets	5	170,778,522	116,407,379
Reclamation bond		18,000	18,000
		$175,956,685	$119,125,742
TOTAL ASSETS		$195,821,058	$156,467,170

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade and other payables		$4,911,936	$3,460,697
Current portion of note payable	6	186,233	180,712
Accrued interest payable		9,904	12,918
		$5,108,073	$3,654,327
NON-CURRENT LIABILITIES
Long-term portion of note payable	6	$379,491	$562,708
TOTAL LIABILITIES		$5,487,564	$4,217,035

EQUITY
Share capital	7	$193,860,089	$155,548,706
Equity reserve	7	17,941,573	10,989,830
Deficit		(21,468,168)	(14,288,401)
TOTAL EQUITY		$190,333,494	$152,250,135
TOTAL LIABILITIES AND EQUITY		$195,821,058	$156,467,170

Commitments - Note 5, 6 and 13

Approved on behalf of the Board of Directors:
“Stephen Quin”		“Donald Young”
Stephen Quin - Director		Donald Young - Director

Midas Gold Corp.

CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

	2012	2011
EXPENSES
Consulting	$61,489	$103,664
Directors’ fees	250,204	104,224
Office and administrative	331,924	288,348
Professional fees	343,919	496,733
Salaries and benefits	974,043	936,786
Share based compensation	5,267,392	8,661,418
Shareholder and regulatory	232,046	366,165
Travel and related costs	351,922	310,786
OPERATING LOSS	$7,812,939	$11,268,124

OTHER (INCOME) EXPENSES
Foreign exchange (gain) loss	$(435,457)	$2,446,057
Interest income	(197,715)	(276,460)
Total other (income) expenses	$(633,172)	$2,169,597

NET LOSS AND COMPREHENSIVE LOSS	$7,179,767	$13,437,721

NET LOSS PER SHARE, BASIC AND DILUTED	$0.06	$0.16

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED
	112,747,000	84,739,000

Midas Gold Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the years ended December 31, 2012 and 2011

(expressed in US dollars except for number of shares)

		Share Capital
	Note	Shares	Amount	Equity Reserve	Deficit	Total
BALANCE, December 31, 2010		43,812,000	$12,562,316	$129,500	$(850,680)	$11,841,136
Share based compensation	7	-	-	13,496,607	-	13,496,607
Exercise of options pre Transaction	1,7	4,600,000	1,930,500	(919,500)	-	1,011,000
Shares issued to Vista Gold Corp.	1,7	30,402,615	79,148,742	-	-	79,148,742
Shares issued in private placement	7	6,129,800	15,586,344	-	-	15,586,344
Exercise of options post Transaction	1,7	290,000	266,376	(120,111)	-	146,265
Exercise of warrants post Transaction	1,7	6,116,666	3,150,383	(1,596,666)	-	1,553,717
Shares issued pursuant to initial public offering, net of issue costs	7	13,930,855	42,904,045	-	-	42,904,045
Net loss and comprehensive loss for the year		-	-	-	(13,437,721)	(13,437,721)
BALANCE, December 31, 2011		105,281,936	$155,548,706	$10,989,830	(14,288,401)	$152,250,135
Share based compensation	7	-	-	7,157,058	-	7,157,058
Shares issued in private placement	7	9,085,000	37,843,583	-	-	37,843,583
Exercise of options	7	427,200	467,800	(205,315)	-	262,485
Net loss and comprehensive loss for the year		-	-	-	(7,179,767)	(7,179,767)
BALANCE, December 31, 2012		114,794,136	$193,860,089	$17,941,573	$(21,468,168)	$190,333,494

Midas Gold Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

	2012	2011
OPERATING ACTIVITIES:
Net loss	$(7,179,767)	$(13,437,721)
Items not affecting cash:
Share based compensation	5,267,392	8,661,418
Depreciation	35,317	10,229
Unrealized foreign exchange (gain) loss	(43,601)	1,762,504
Interest income	(197,715)	(276,460)
Changes in:
Trade and other receivables	229,793	(136,430)
Prepaid expenses	(82,711)	(52,052)
Trade and other payables	(299,753)	533,719
Net cash used in operating activities	$(2,271,045)	$(2,934,793)
INVESTING ACTIVITIES:
Purchase of exploration and evaluation assets	$(50,831,957)	$(21,656,964)
Purchase of buildings and equipment	(2,374,355)	(2,739,360)
Interest received	192,333	156,266
Net cash used in investing activities	$(53,013,979)	$(24,240,058)
FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net of share issue costs	$38,106,068	$61,285,859
Payment of note payable	(177,696)	(172,522)
Interest paid	(22,304)	(27,479)
Net cash provided by financing activities	$37,906,068	$61,085,858
Effect of foreign exchange on cash	43,601	(1,762,504)
Net (decrease) increase in cash and cash equivalents	(17,335,355)	32,148,503
Cash and cash equivalents, beginning of year	36,954,210	4,805,707
Cash and cash equivalents, end of year	$19,618,855	$36,954,210

Cash	$1,564,903	$6,383,309
Guaranteed investment certificates and term deposits	4,950,000	12,782,900
Investment Savings	13,103,952	17,788,001
Total cash and cash equivalents	$19,618,855	$36,954,210

Supplemental cash flow information - Note 12

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

1.            Nature of Operations

Midas Gold Corp. (“the Corporation” or “Midas Gold”) was incorporated on February 22, 2011 under the Business Corporations Act of British Columbia.  The Corporation was organized to locate, acquire and develop mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho (the “District”).  The Corporation currently operates in one segment, mineral exploration in the United States.  The Corporation’s common shares commenced trading on the Toronto Stock Exchange on July 14, 2011 after closing an initial public offering under a prospectus dated June 30, 2011.  The corporate office of Midas Gold is located at 1250-999 West Hastings St, Vancouver, BC, V6C 2W2, Canada.

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

Value attributed to the 30,402,615 common shares issued for the acquisition of IGR	$ 79,148,742
Value of the exploration and evaluation assets acquired	$ 79,148,742

2.            Basis of Preparation

a.	Statement of Compliance

These consolidated financial statements have been prepared in accordance with Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”) and the IFRS Interpretations Committee.

b.	Basis of Presentation

These consolidated financial statements have been prepared on the historic cost basis except for certain financial instruments, which are measured at fair value as explained in the Summary of Significant Accounting Policies set out in Note 3.

These consolidated financial statements for the years ended December 31, 2012 and 2011 were approved and authorized for issue by the board of directors on February 20, 2013.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

3.            Summary of Significant Accounting Policies

a.	Basis of Consolidation

These consolidated financial statements include the financial statements of Midas Gold and its wholly owned subsidiary companies:

Midas Gold, Inc. (“MGI”);

Idaho Gold Holding Corporation (“IGHC”);

Idaho Gold Resource, LLC (“IGR”); and

MGI Acquisition Corporation (“MGIAC”).

All intercompany transactions, balances, income and expenses, have been eliminated.

b.	Functional and Presentation Currency

The functional and presentation currency of the Corporation and its subsidiaries is the US Dollar (“USD”).  All amounts in these consolidated financial statements are in USD, unless otherwise stated.

c.	Cash and Cash Equivalents

For the purpose of the statement of financial position and statement of cash flows, the Corporation considers all highly liquid investments readily convertible to a known amount of cash with an original maturity of three months or less and subject to an insignificant risk of changes in value to be cash equivalents.

d.	Business Combinations

Acquisitions of subsidiaries and businesses are accounted for using the acquisition method. The cost of each business combination is measured, at the date of the exchange, as the aggregate of the fair value of assets given, liabilities incurred or assumed, and equity instruments issued by the Corporation in exchange for control of the acquiree.  Acquisition-related costs incurred for the business combination are expensed. The acquiree's identifiable assets, liabilities and contingent liabilities are recognized at their fair value at the acquisition date.

Goodwill arising on acquisition is recognized as an asset and initially measured at cost, being the excess of the cost of the acquisition over the Corporation's interest in the fair value of the net identifiable assets, liabilities and contingent liabilities recognized. If the Corporation's interest in the fair value of the acquiree's net identifiable assets, liabilities and contingent liabilities exceeds the cost of the acquisition, the excess is recognized in earnings or loss immediately.  The interest of non-controlling shareholders in the acquiree is measured at the non-controlling shareholders' proportion of the net fair value of the assets, liabilities and contingent liabilities recognized.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

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

Financial assets are classified as FVTPL when the financial asset is held for trading or it is designated as FVTPL. A financial asset is classified as held for trading if:

"	it has been acquired principally for the purpose of selling in the near future;
"	it is a part of an identified portfolio of financial instruments that the Corporation manages and has an actual pattern of short-term profit-taking; or
"	it is a derivative that is not designated and effective as a hedging instrument.

Financial assets classified as FVTPL are stated at fair value with any resultant gain or loss recognized in profit or loss. The net gain or loss recognized incorporates any dividend or interest earned on the financial asset. Transaction costs related to asset classified as FVTPL are expensed.  The Corporation does not have any assets classified as FVTPL financial assets.

(ii)	HTM financial assets

HTM investments are recognized on a trade-date basis and are initially measured at fair value, including transaction costs. The Corporation does not have any assets classified as HTM investments.

(iii)	AFS financial assets

Investments and other assets held by the Corporation are classified as AFS and are stated at fair value. Gains and losses arising from changes in fair value are recognized in other comprehensive income.  Impairment losses, interest calculated using the effective interest method and foreign exchange gains and losses on monetary assets, are recognized directly in profit or loss rather than equity.  When an investment is disposed of or is determined to be impaired, the cumulative gain or loss previously recognized in the investments revaluation reserve is included in profit or loss.

The fair value of AFS monetary assets denominated in a foreign currency are translated at the spot rate at the statement of financial position date. The change in fair value attributable to translation differences on amortized cost of the asset is recognized in profit or loss, while other changes are recognized in equity.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

3.            Summary of Significant Accounting Policies (continued)

e.	Financial Assets (continued)

(iv)	Loans and receivables

Trade and other receivables, loans and cash and cash equivalents that have fixed or determinable payments that are not quoted in an active market are classified as loans and receivables.

Loans and receivables are initially recognized at the transaction value and subsequently carried at amortized cost using the effective interest rate method less impairment losses. The impairment loss of receivables is based on a review of all outstanding amounts at period end. Bad debts are written off when they are identified. Interest income is recognized by applying the effective interest rate, except for short-term receivables when the recognition of interest would not be material.

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

Objective evidence of impairment could include the following:

"	significant financial difficulty of the issuer or counterparty;
"	default or delinquency in interest or principal payments;
"	it has become probable that the borrower will enter bankruptcy or financial reorganization; or
"	a significant or prolonged decline in value.

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

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

3.            Summary of Significant Accounting Policies (continued)

e.	Financial Assets (continued)

(vi)	Impairment of financial assets (continued)

With the exception of AFS equity instruments, if, in a subsequent period, the amount of the impairment loss decreases and the decrease relates to an event occurring after the impairment was recognized; the previously recognized impairment loss is reversed through profit or loss.  The impairment on AFS equity instruments is not reversed if the value of the AFS equity investments subsequently increases.  On the date of impairment reversal, the carrying amount of the financial asset cannot exceed its amortized cost had impairment not been recognized.

(vii)	Derecognition of financial assets

A financial asset is derecognized when:

"	the contractual right to the asset’s cash flows expire; or
"	if the Corporation transfers the financial asset and substantially all risks and rewards of ownership to another entity.

f.	Financial Liabilities and Equity

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

The Corporation has classified trade and other payables and notes payable as other financial liabilities.

(ii)	Derecognition of financial liabilities

The Corporation derecognizes financial liabilities when, and only when, the Corporation’s obligations are discharged, cancelled or they expire.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

3.            Summary of Significant Accounting Policies (continued)

g.	Exploration and Evaluation Assets

Exploration and evaluation assets are recorded at cost less accumulated impairment losses, if any.  All direct costs related to the acquisition, exploration and evaluation of mineral properties are capitalized until the commercial viability of the asset is established, at which time the capitalized costs are reclassified to mineral properties under development.  To the extent that the expenditures are made to establish ore reserves within the rights to explore, the Corporation will consider those costs as capital in nature. The depreciation of a capital asset in connection with exploring or evaluating a property of this nature will be included in the cost of the exploration and evaluation asset.

Management reviews the facts and circumstances to determine whether there is an indication that the carrying amount of the exploration and evaluation assets exceeds their carrying value on a regular basis.  Indication includes but is not limited to, the expiration of the right explore, substantive expenditure in the specific area is neither budgeted nor planned and if the entity has decided to discontinue exploration activity in the specific area.  If the facts and circumstances suggest the carrying value exceeds the recovery value, the Corporation will write down the carrying value of the property.

h.	Loss Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of share purchase options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding share purchase options were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting periods.  All share purchase options and warrants were anti-dilutive for the years presented.

i.	Foreign Currency Translation

Transactions in currencies other than the entity’s functional currency are recorded at the exchange rate prevailing at the dates of the transactions. Monetary assets and liabilities are translated using the period end foreign exchange rate.  Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction.  All gains and losses on translation of these foreign currency transactions are included in the consolidated Statement of Net Loss and Comprehensive Loss.

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

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

3.            Summary of Significant Accounting Policies (continued)

j.	Income Taxes (continued)

Deferred tax assets and liabilities are recognized for deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the substantively enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that substantive enactment occurs.  A deferred tax asset is recognized to the extent that it is probable that future taxable profits will be available against which the asset can be utilized. To the extent that the Corporation does not consider it probable that a deferred tax asset will be recovered, the deferred tax asset is derecognized.

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

When the Corporation grants share purchase options, which only vest upon satisfaction of a contingent event, the fair value of the option is measured on the date of grant using the same valuation model and assumptions used for options without performance conditions. The Corporation will recognize compensation expense based on an estimate of performance condition that will be satisfied.

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

For the years ended December 31, 2012 and 2011

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

The Corporation depreciates its assets, less their estimated residual values, as follows:

Category	Method	Useful life
Equipment and Vehicles	Straight-line	3 to 7 years
Buildings	Straight-line	5 to 10 years

The depreciation method, useful life and residual values are assessed annually.

n.	Impairment

The Corporation’s tangible and intangible assets are reviewed for indications of impairment at each statement of financial position date.  If an indication of impairment exists, the asset’s recoverable amount is estimated to determine extent of impairment, if any.  Where the asset does not generate independent cash flows, the Corporation estimates the recoverable amount of the cash generating unit (“CGU”) to which the asset belongs.

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

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

3.            Summary of Significant Accounting Policies (continued)

o.	Leases

Operating lease payments are expensed on a straight-line basis over the term of the relevant lease. Incentives received upon entry into an operating lease are recognized straight-line over the lease term.

p.	Provisions

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

q.	Significant Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with IFRS requires management to make judgments, estimates and assumptions about future events that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Although these estimates are based on management's best knowledge of the amount, events or actions, actual results may differ from these estimates.

Critical judgments exercised in applying accounting policies that have the most significant effect on the amounts recognized in the consolidated financial statements are as follows:

i)	Economic recoverability and probability of future economic benefits of exploration evaluation and development costs

Management has determined that exploratory drilling, evaluation, development and related costs incurred which were capitalized have future economic benefits and are economically recoverable based on the current information available to the Corporation.  Management uses several criteria in its assessments of economic recoverability and probability of future economic benefit including geologic and metallurgic information, history of defining mineral resources, economic studies, and existing permits.

ii)	Functional currency

The functional currency for each of the Corporation's subsidiaries is the currency of the primary economic environment in which the entity operates.  The Corporation has determined that the functional currency of each entity is the US dollar.  Determination of functional currency may involve certain judgments to determine the primary economic environment and the Corporation reconsiders the functional currency of its entities if there is a change in events and conditions which determined the primary economic environment.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

3.            Summary of Significant Accounting Policies (continued)

q.	Significant Accounting Estimates and Judgments (continued)

Information about assumptions and estimation uncertainties that have a significant risk of resulting in material adjustments are as follows:

i)	Impairment of building and equipment and exploration and evaluation assets

Management considers both external and internal sources of information in assessing whether there are any indications that the Corporation's building and equipment and exploration and evaluation assets are impaired.  External sources of information management considers include changes in the market, economic and legal environment in which the Corporation operates that are not within its control and affect the recoverable amount of its building and equipment and exploration and evaluation assets.  Internal sources of information management consider include the manner in which mining properties and building and equipment are being used or are expected to be used and indications of economic performance of the assets.

ii)	Depreciation and amortization rate for building and equipment

Depreciation and amortization expenses are allocated based on assumed asset lives.  Should the asset life or depreciation rates differ from the initial estimate, an adjustment would be made in the consolidated statements of income.

iii)	Mineral resource estimates

The figures for mineral resources are determined in accordance with National Instrument 43-101, "Standards of Disclosure for Mineral Projects”, issued by the Canadian Securities Administrators.  There are numerous uncertainties inherent in estimating mineral resources, including many factors beyond the Corporation's control.  Such estimation is a subjective process, and the accuracy of any mineral resource estimate is a function of the quantity and quality of available data and of the assumptions made and judgements used in engineering and geological interpretation.  Differences between management's assumptions (including economic assumptions such as metal prices and market conditions) could have a material effect in the future on the Corporation's financial position and results of operation.

iv)	Valuation of share-based compensation

The Corporation uses the Black-Scholes Option Pricing Model for valuation of share-based compensation.  Option pricing models require the input of subjective assumptions including expected price volatility, interest rate and forfeiture rate.  Changes in the input assumptions can materially affect the fair value estimate and the Corporation's earnings and equity reserves.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

3.            Summary of Significant Accounting Policies (continued)

r.	Standards Issued but not yet Effective

Certain pronouncements were issued by the International Accounting Standards Board (“IASB”) or the IFRS Interpretations Committee that are mandatory for accounting periods after December 31, 2012.  The Corporation does not expect the standards below to have a material impact on the financial statements, although additional disclosures may be required.

(i)	The following five new Standards were issued by the IASB in May 2011, and are effective for annual periods beginning on or after January 1, 2013.

A.	Consolidated Financial Statements

IFRS 10 Consolidated Financial Statements (“IFRS 10”) will replace IAS 27 Consolidated and Separate Financial Statements, and SIC 12 Consolidation – Special Purpose Entities. The portion of IAS 27 that deals with separate financial statements will remain. IFRS 10 changes the definition of control, such that the same consolidation criteria will apply to all entities. The revised definition focuses on the need to have both “power” and “variable returns” for control to be present. Power is the current ability to direct the activities that significantly influence returns. Variable returns can be positive, negative or both. IFRS 10 requires continuous assessment of control of an investee based on changes in facts and circumstances.

B.	Joint Arrangements

IFRS 11 Joint Arrangements (“IFRS 11”) will replace IAS 31 Interests in Joint Ventures, and SIC 13 Jointly Controlled Entities – Non-monetary Contributions by Venturers. IFRS 11 defines a joint arrangement as an arrangement where two or more parties contractually agree to share control.  Joint control exists only when the decisions about activities that significantly affect the returns of an arrangement require the unanimous consent of the parties sharing control. The focus is not on the legal structure of joint arrangements, but rather on how the rights and obligations are shared by the parties to the joint arrangement. IFRS 11 eliminates the existing policy choice of proportionate consolidation for jointly controlled entities. In addition, the Standard categorizes joint arrangements as either joint operations or joint ventures.

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

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

3.            Summary of Significant Accounting Policies (continued)

r.	Standards Issued but not yet Effective (continued)

(i)	(continued)

A.	Separate Financial Statements

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

B.	Investments in Associates and Joint Ventures

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

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

4.            Buildings and Equipment

At December 31, 2012 and December 31, 2011, the Corporation’s buildings and equipment were as follows:

	Buildings	Equipment and Vehicles	Total
Cost
Balance, December 31, 2010	$33,139	$326,335	$359,474
Additions	1,230,249	1,511,175	2,741,424
Disposals	-	(2,065)	(2,065)
Balance, December 31, 2011	$1,263,388	$1,835,445	$3,098,833
Additions	1,653,183	2,164,866	3,818,049
Disposals	(425,808)	(32,630)	(458,438)
Balance, December 31, 2012	$2,490,763	$3,967,681	$6,458,444

Accumulated Depreciation
Balance, December 31, 2010	$6,637	$43,215	$49,852
Disposals	-	(723)	(723)
Depreciation charge for the year	107,033	242,308	349,341
Balance, December 31, 2011	$113,670	$284,800	$398,470
Disposals	(127,744)	(6,217)	(133,961)
Depreciation charge for the year	394,938	638,834	1,033,772
Balance, December 31, 2012	$380,864	$917,417	$1,298,281

Carrying Value
Balance, December 31, 2010	$26,502	$283,120	$309,622
Balance, December 31, 2011	$1,149,718	$1,550,645	$2,700,363
Balance, December 31, 2012	$2,109,899	$3,050,264	$5,160,163

Depreciation expense included in exploration and evaluation assets was $998,455 (2011 – $339,112) and depreciation expense in statement of loss was $35,317 (2011 –$10,229) for the year ended December 31, 2012.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

5.            Exploration and Evaluation Assets

At December 31, 2012 and December 31, 2011, the Corporation’s exploration and evaluation assets at the Golden Meadows Project were as follows:

	As at		As at
	31-Dec-11	Additions	31-Dec-12

Acquisition Costs
Interest on notes payable	$72,898	$19,289	$92,187
Mineral claims	1,590,687	559,547	2,150,234
Mineral claims acquired from Vista (Note 1)	79,148,742	-	79,148,742
Royalty interest	1,026,750	-	1026,750
Exploration and Evaluation Expenditures
Consulting and labor cost	9,647,713	10,079,382	19,727,095
Drilling	12,664,745	19,676,341	32,341,086
Drilling support	6,721,311	13,577,349	20,298,660
Engineering	1,456,690	3,740,518	5,197,208
Environmental and sustainability	1,790,728	4,515,872	6306,600
Geochemistry and geophysics	1,730,389	2,419,071	4,149,460
Prepaid exploration and evaluation	556,726	(216,226)	340,500
Balance	$116,407,379	$54,371,143	$170,778,522

	As at		As at
	31-Dec-10	Additions	31-Dec-11

Acquisition Costs
Interest on notes payable	$48,528	$24,370	$72,898
Mineral claims	607,665	983,022	1,590,687
Mineral claims acquired from Vista (Note 1)	-	79,148,742	79,148,742
Royalty interest	1,026,750	-	1,026,750
Exploration and Evaluation Expenditures
Consulting and labor cost	1,830,545	7,817,168	9,647,713
Drilling	2,520,996	10,143,749	12,664,745
Drilling support	769,758	5,951,553	6,721,311
Engineering	-	1,456,690	1,456,690
Environmental and sustainability	191,280	1,599,448	1,790,728
Geochemistry and geophysics	673,459	1,056,930	1,730,389
Prepaid exploration and evaluation	-	556,726	556,726
Balance	$7,668,981	$108,738,398	$116,407,379

During the year ended December 31, 2012, the Corporation revised the presentation of the breakdown of the exploration and evaluation expenditures incurred to the Corporation’s budgeting and internal reporting and as a result to the amount relating to during the year ended December 31, 2011 were revised.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

5.            Exploration and Evaluation Assets (continued)

Summary

The Corporation acquired title to the Golden Meadows Project through several transactions.  All title is held at 100% through patented and unpatented mineral claims, except the Cinnabar claims which are held under an option agreement.  During the year, the Corporation completed the acquisition of the patented Yellow Pine claims through the payment of its final option payment of $100,000 in accordance with the Option to Purchase Agreement dated November 7, 2003.  In total the Corporation paid $1,000,000.  The Cinnabar claims are subject to an option agreement dated May 3, 2011, whereby on payment of $150,000 on signing and $100,000 per year for six years paid on the anniversary of signing, the Corporation has the option to purchase 100% of the Cinnabar claim group.  As at December 31, 2012, five payments of $100,000 remain outstanding and $250,000 has been paid to date.  At completion of the option agreement the Corporation would have paid $750,000.

Title

Although the Corporation has taken steps to verify title to the properties in which it has an interest, in accordance with industry standards for properties in the exploration stage, these procedures do not guarantee the Corporation’s title. Property title may be subject to unregistered prior agreements and noncompliance with regulatory requirements.

6.            Notes Payable

The promissory notes have a fixed interest rate of 3% per annum, have a combined annual payment of $200,000 due annually on June 2 and mature on June 2, 2015.  The Estate of JJ Oberbillig note payable is collateralized by a mortgage over the claims that were purchased from the Estate of JJ Oberbillig.  The Oberbillig Group note payable is collateralized against the Oberbillig Royalty (5% net smelter returns royalty held by the Corporation) over the claims that are now held by the Corporation.

Notes payable at December 31, 2012 and December 31, 2011, are as follows:

	Note Payable	Note Payable
	Estate of JJ Oberbillig	Oberbillig Group	Total
Balance, December 31, 2010	$ 183,190	$ 732,752	$ 915,942
Principal repayments	(34,505)	(138,017)	(172,522)
Balance, December 31, 2011	$ 148,685	$ 594,735	$ 743,420
Principal repayments	(35,538)	(142,158)	(177,696)
Balance, December 31, 2012	$ 113,147	$ 452,577	$ 565,724
Current portion			$ 186,233
Long term portion			379,491
			$ 565,724

Interest expense for the year ended December 31, 2012 was $19,288 (2011 - $24,370) and the full amount was capitalized to exploration and evaluation expenditures.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

7.            Share Capital

a.	Authorized

Unlimited number of common shares without par value.

Unlimited number of first preferred shares without par value.

Unlimited number of second preferred shares without par value.

b.	Issued during the Year Ended December 31, 2012

(i)	Shares Issued for Cash

On February 14, 2012, the Corporation closed a bought deal private placement through a syndicate of underwriters of 7,900,000 special warrants at a price of C$4.45 per special warrant, for gross proceeds of C$35,155,000 ($35,186,640).  The underwriters also exercised their over-allotment option to acquire an additional 1,185,000 special warrants for additional proceeds of C$5,273,250 ($5,277,996).   Each special warrant was converted into one common share of the Corporation for no additional consideration on March 14, 2012.  The Corporation incurred share issue costs of $2,621,053 in connection with the private placement.

The Corporation issued 427,200 of its common shares upon exercise of share purchase options at a weighted average exercise price of C$0.61 ($0.61) per share for proceeds of $262,485.  Share purchase options are granted in Canadian dollars.

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

Subsequent to the Transaction, the Corporation issued 250,000 and 40,000 of its common shares upon exercise of share purchase options at a price of $0.20 and $2.41 per share, respectively, for proceeds of $146,265.

Subsequent to the Transaction, the Corporation issued 6,116,666 of its common shares upon exercise of share purchase warrants at a weighted average price of $0.25 per share for proceeds of $1,553,717.

On July 14, 2011, the Corporation issued 12,307,700 common shares in its initial public offering (the “Offering”) at a price of C$3.25 per share for gross proceeds of C$40,000,025 ($41,732,026).  On August 14, 2011, related to the Offering, the Corporation issued 1,623,155 common shares at a price of C$3.25 per share for gross proceeds of C$5,275,254 ($5,362,295).  The Corporation incurred share issue costs of $4,190,276 in connection with the Offering.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

7.            Share Capital (continued)

b.	Issued during the Year Ended December 31, 2011 (continued)

(ii)	Shares Issued for Mineral Properties

As disclosed in Note 1, on April 6, 2011 the Corporation issued 30,402,615 common shares to Vista.  The value of the shares issued to Vista were valued at $79,148,742.

c.	Share purchase options

Under the terms of the Corporation's Stock Option Plan, the maximum number of shares reserved for issuance under the Plan is 10% of the issued shares on a rolling basis.  Options may be exercisable over periods of up to five years as determined by the Board of Directors of the Corporation and the exercise price shall not be less than the closing price of the shares on the day preceding the award date, subject to regulatory approval.  All stock options granted are subject to vesting, with one third vesting upon issuance and one third vesting on each anniversary from the date of grant.

A summary of share purchase option activity within the Corporation’s share based compensation plan for the year ended December 31, 2012 and 2011 is as follows:

	Number of Options	Weighted Average Exercise Price (C$)
Balance, December 31, 2010	10,650,000	$0.22
Options granted before Transaction	2,000,000	0.48
Options exercised before Transaction	(4,600,000)	0.24
Options converted to Warrants in Transaction	(7,450,000)	0.28
Options exercised after Transaction	(290,000)	0.51
Options granted after Transaction	8,585,000	2.75
Balance, December 31, 2011	8,895,000	$2.65
Options granted	1,790,000	3.39
Options exercised	(427,200)	0.61
Options forfeited	(747,800)	3.05
Balance, December 31, 2012	9,510,000	$2.85

The weighted average closing share price at date of exercise for the year ended December 31, 2012 was $2.77 (2011 - $1.02).

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

During the year ended December 31, 2012, the Corporation’s total share based compensation was $7,157,058 of which $1,889,666 (2011 - $4,835,189) was allocated to exploration and evaluation assets and $5,267,392 (2011 – $8,661,418) was allocated to share based compensation expense.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

7.            Share Capital (continued)

c.	Share purchase options (continued)

The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model, using the following weighted average assumptions:

	2012	2011
Fair value options granted	$ 2.27	$ 1.80
Risk-free interest rate	1.40%	2.59%
Expected term (in years)	5.0	5.0
Expected share price volatility (1)	83.0%	83.0%
Expected dividend yield	0.0%	0.0%
Expected forfeiture	5.0%	5.0%

(1) Volatility is estimated using the historical stock price of its peer group due to insufficient data using the Corporation’s stock price history.

            An analysis of outstanding share purchase options as at December 31, 2012 is as follows:

	Options Outstanding		Options Exercisable
Weighted Average Exercise Price (C$)	Number	Remaining Contractual Life (Years)	Number	Remaining Contractual Life (Years)	Expiry Date
$ 2.50	6,210,000	3.3	4,110,000	3.3	Apr-18-2016
3.25	910,000	3.4	606,667	3.4	Jun-06-2016
3.76	450,000	3.7	300,000	3.7	Sep-26-2016
4.10	350,000	3.9	233,333	3.9	Dec-7-2016
3.95	450,000	4.0	150,000	4.0	Jan-4-2017
3.50	370,000	4.2	123,333	4.2	Mar-30-2017
3.06	150,000	4.3	50,000	4.3	Apr-16-2017
3.10	250,000	4.7	83,333	4.7	Sep-7-2017
3.10	370,000	4.8	123,333	4.8	Oct-9-2017
$ 2.85	9,510,000	3.5	5,779,999	3.5

d.	Warrants

The Corporation issued 7,450,000 warrants on the conversion of certain share purchase options issued by MGI prior to April 6, 2011 which had been issued to founders, employees and directors of the Corporation for services rendered.  A summary of warrant activity for the year ended December 31, 2012:

	Number of Warrants	Weighted Average Exercise Price (C$)
Balance, December 31, 2010	-	$-
Warrants converted from options in Transaction	7,450,000	0.28
Warrants exercised	(6,116,666)	0.24
Warrants forfeited	-	-
Balance, December 31, 2011 and 2012	1,333,334	$0.48

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

7.            Share Capital (continued)

d.	Warrants (continued)

An analysis of outstanding share purchase warrants as at December 31, 2012 is as follows:

Exercise Price (C$)	Warrants Outstanding and Exercisable	Remaining Contractual Life (Years)	Expiry Date
$ 0.48	1,333,334	3.1	Feb-14-2016

8.            Risk Management and Financial Instruments

The Corporation's objectives are to safeguard the Corporation's ability to continue as a going concern in order to support the Corporation's normal operating requirements, continue the development and exploration of its mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable risk.

At December 31, 2012, the Corporation's capital structure consists of equity of the Corporation.  The Corporation is not subject to any externally imposed capital requirements.  In order to maximize ongoing development efforts, the Corporation does not pay dividends.

In the year ended December 31, 2012, there were no significant changes in the processes used by the Corporation or in the Corporation's objectives and policies for managing its capital.  As at December 31, 2012, the Corporation's available capital resources, consisting of cash and cash equivalents total $19,618,855.  As at December 31, 2012, the Corporation's total liabilities are $5,487,564.  The Corporation believes that sufficient capital resources are available to support further exploration and development of its mining assets or can be raised through the issuance of additional equity.

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

The Corporation has no financial instruments held at fair value.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

8.            Risk Management and Financial Instruments (continued)

Risk management is the responsibility of the Corporation’s management team, with oversight by the Board of Directors.  The Corporation’s financial instrument risk exposures are summarized below:

a)	Credit Risk

The Corporation has no significant credit risk arising from operations. The Corporation’s credit risk is primarily attributable to cash and cash equivalents and trade and other receivables.  The Corporation holds its cash with Canadian chartered banks and the risk of default is considered to be remote.  The Corporation has minimal accounts receivable exposure, and its refundable credits are due from the Canadian government.

b)	Liquidity Risk

Liquidity risk is the risk that the Corporation will be unable to meet its financial obligations as they fall due.  The Corporation’s approach to managing liquidity risk is to ensure it will have sufficient liquidity to meet liabilities when due.  The Corporation’s trade and other payables are generally due within 30 to 90 days.  As at December 31, 2012 all trade and other payables were due within 30 to 90 days.

c)	Interest Rate Risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The risk that the Corporation will realize a loss is limited because at present the Corporation holds all of its surplus cash in an interest bearing account and investment-grade short-term deposit certificates issued by its banking institutions.  The Corporation monitors its investments it makes and satisfied with the credit worthiness of its banks.  The Corporation’s other financial liabilities include the notes payable, which bear interest at a fixed rate as described in Note 6 until June 2, 2015 and therefore has no interest rate risk.

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

	2012	2011
Cash and cash equivalents	$5,190,659	$30,313,427
Trade and other receivables	52,088	276,599
Trade and other payables	(280,800)	(541,902)
	$4,961,947	$30,048,124

A five percent change in the US dollar exchange rate to the Canadian dollar would impact the Corporation’s earnings by $248,097.

During the year, the Corporation maintained a portion of its cash balance in Canadian Dollars.  There is a risk that the Corporation’s cash balance be reduced on a fluctuation in the relevant exchange rate.  The Corporation has a policy that all board approved expenditures be held in the currency they expect to be made in.  Cash held in excess of board approved expenditures has been and will be actively managed by the Corporation’s management with consideration to the expected currency needs of the Corporation based on approved expenditures.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

9.            Segmented Information

The Corporation operates in one segment, being the exploration and development of the resource property. Details on a geographic basis are as follows:

	2012	2011
Assets by geographic segment, at cost
Canada
Current assets	$19,669,232	$37,199,942
Non-current assets	84,664	119,981
	19,753,896	37,319,923
United States
Current assets	195,141	141,486
Non-current assets	175,872,021	119,005,761
	176,067,162	119,147,247
	$195,821,058	$156,467,170

10.            Compensation of Key Management Personnel

During the year ended December 31, 2012, compensation of directors and officers and other key management personnel who have the authority and responsibility for planning, directing and controlling the activities of the Corporation was:

	December 31, 2012	December 31, 2011
Salaries and benefits	$871,274	$639,106
Share based compensation	1,891,161	5,884,583
	$2,762,435	$6,523,689

No post-employment benefits, termination benefits, or other long-term benefits were paid to or recorded for key management personnel during the year ended December 31, 2012 and 2011.

11.            Income taxes

a.	Income Tax Expense

The provision for income taxes reported differs from the amount computed by applying the applicable income tax rates to the loss before the tax provision due to the following:

	2012	2011
Net income (loss)	$(7,179,767)	$(13,437,722)
Statutory tax rate	39.94%	39.94%
Recovery of income taxes computed at statutory rates	$(2,867,599)	$(5,367,026)
Tax losses not recognized in the period that the benefit arose	593,288	2,132,468
Share based compensation and other permanent differences	2,274,311	3,234,558
Income tax recovery	$-	$-

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

11.            Income taxes (continued)

b.	The significant component of the Corporation’s deferred tax assets and liabilities are as follows:

	2012	2011
Tax losses	$9,141,926	$3,548,048
Buildings and equipment	(729,889)	(738,662)
Exploration and evaluation assets	(8,412,037)	(2,809,386)
Total	$-	$-

c.	Deferred tax assets have not been recognized in respect of the following items:

	2012	2011
Tax losses	$3,310,610	$2,200,116
Other future deductions	1,278,230	5,318,751
	$4,588,840	$7,518,867

As at December 31, 2012, the Corporation had deductible temporary differences for which deferred tax assets have not been recognized because it is not probable that future profit will be available against which the Corporation can utilize the benefits.

As of December 31, 2012, the Corporation has US loss carry forwards of approximately $27,700,000 (2011 - $11,323,000) of which $4,811,000 (2011 - $4,189,000) have not been recognized.  The Corporation also has Canadian loss carry forwards of approximately $5,566,000 (2011 - $1,881,000) available to reduce future years’ income for tax purposes which have not been recognized. The Corporation also has tax pools related to Buildings and Equipment and Exploration and Evaluation assets of approximately $3,333,000 and $66,551,000, respectively, which are available to offset future taxable income. The Corporation recognizes the benefit of tax losses only to the extent of anticipated future taxable income in relevant jurisdictions.  The tax loss carry forwards expire as follows:

Expiry of Tax Losses:	US	Canada
December 31, 2029	$342,000	$-
December 31, 2030	983,000	-
December 31, 2031	9,998,000	1,881,000
December 31, 2032	16,377,000	3,675,000
	$27,700,000	$5,556,000

The Corporation also has other future deductions available in the US and Canada of approximately $155,000 (2011 - $11,150,000) and $4,865,000 (2011- $3,461,000), respectively for which the benefit has not been recognized.

12.            Supplemental Cash flow Information

Non-cash financing and investing activities	December 31, 2012	December 31, 2011
Share based compensation included in exploration and evaluation assets	$1,889,666	$4,835,189
Shares issued for mining interests included in exploration and evaluation assets	$-	$79,148,742
Depreciation capitalized in exploration and evaluation assets	$998,455	$339,112
Transfer of equity reserve upon exercise of options and warrants	$205,315	$2,636,277

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(expressed in US dollars)

13.            Commitments

Other material commitments are disclosed in Note 5 and 6.

a.	Office Rent

The Corporation entered into a various lease agreements for office space.  The total rent obligation over the next five years is as follows:

December 31, 2012
	Within one year	After one year but not more than five years	Total
Minimum rental payments	$ 520,159	$ 225,249	$ 745,408

b.	Mining Claim Assessments

The Corporation currently holds mining claims on which it has an annual assessment obligation of $195,000 in order to maintain the claims in good standing. The Corporation is committed to these payments indefinitely.

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

The information included in this Management Discussion and Analysis (“MD&A”) dated February 20, 2013, is of the operating results and financial condition of Midas Gold Corp. (“Midas Gold” or the “Corporation”) for the year ended December 31, 2012 compared to the year ended December 31, 2011.  Amounts are presented in the Corporation’s functional currency, the US dollar, unless otherwise stated.

This MD&A is intended to help the reader understand the significant factors that have affected the Corporation’s performance and which may affect its future performance and should be read in conjunction with the consolidated financial statements of the Corporation for the years ended December 31, 2012 and 2011.  The Corporation’s consolidated financial statements were prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”) and interpretations of the IFRS Interpretations Committee.

Additional information relating to the Corporation, including the Corporation's latest Annual Information Form, can be found at its website at www.midasgoldcorp.com or under its profile on SEDAR at www.sedar.com.

OVERVIEW

Midas Gold was incorporated on February 22, 2011 under the Business Corporations Act (British Columbia).  The Corporation was organized to locate, acquire and develop mineral properties located principally in the Stibnite – Yellow Pine mining district in Valley County, Idaho (the “District”).  The Corporation’s common shares commenced trading on the Toronto Stock Exchange (“TSX”) on July 14, 2011 after closing an initial public offering (“IPO”) under a prospectus dated June 30, 2011.  The corporate office of Midas Gold is located at 1250-999 West Hastings Street, Vancouver, BC, V6C 2W2, Canada.

On April 6, 2011, the Corporation executed a transaction (the “Transaction”) whereby Midas Gold, Inc. and Vista Gold Corp. (“Vista”) contributed their respective Idaho gold assets through a contribution to Midas Gold to form the Golden Meadows Project (“Golden Meadows” or the “Project”).

The Transaction did not result in a significant change in the ownership interests of those entities and the acquisition was accounted for as a continuity of interests maintaining the carrying amount of the entities. Accordingly, this MD&A has been prepared to reflect the financial position and results of operations as if these entities had been consolidated since their inception where appropriate.

HIGHLIGHTS

The Corporation continued to advance the Project throughout the year.  In June 2012, the Corporation completed an update to its mineral resource estimates for each of the three deposits comprising the Project, and these estimate were incorporated into an independent Preliminary Economic Assessment the results of which were announced on September 4, 2012 (the “PEA”).  The Corporation’s work program at Golden Meadows continued throughout 2012 and results of the program, inclusive of 50,546 meters (m) drilling of various types, geological, geochemical and geophysical programs, and reported to date are available on the Corporation’s website.  The Corporation is now focused on definition and step-out drilling, metallurgical testing, engineering and environmental baseline work in support of a planned updated Preliminary Economic Assessment (the “updated PEA”) scheduled for completion in the second half of 2013, as well as ramping up the exploration programs focused on the discovery of additional deposits.

Financial highlights for the year ended December 31, 2012 were:

•	Net loss and comprehensive loss for the year of $7.2 million (2011 - $13.4 million);
•	Exploration and evaluation cash outflows of $50.8 million (2011 - $21.7 million) on Golden Meadows;
•	C$40.4 ($40.5) million financing completed in February 2012; and
•	Cash and cash equivalents balance at December 31, 2012 of $19.6 million (2011 - $37.0 million).

Midas Gold Corp | Management’s Discussion & Analysis

FORWARD-LOOKING STATEMENTS

This MD&A contains “forward-looking information” within the meaning of applicable Canadian securities legislation and “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking information”).

In certain cases, forward-looking information can be identified by the use of words such as “plans”, “expects", “is expected”, “budget”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates”, or “believes”, or variations or the negative of such words and phrases, or statements that certain actions, events or results “may”, “could”, “would”, “might” or “will be taken”, “occur” or “be achieved” or the negative of these terms or comparable terminology.   By their very nature, forward-looking information involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information.

Forward-looking information includes, but is not limited to, statements regarding:

•	analyses and other information based on expectations of future performance and planned work programs;
•	possible events, conditions or financial performance that is based on assumptions about future economic conditions and courses of action;
•	timing, costs and potential success of future exploration activities on the Corporation's properties;
•

permitting time lines and requirements, requirements for additional capital, requirements for additional water rights and the potential effect of proposed notices of environmental conditions relating to mineral claims;

•	planned exploration and development of properties and the results thereof;
•	planned expenditures and budgets and the execution thereof;
•	evaluation of the potential impact of future accounting changes; and
•	estimates concerning recovery of accounts receivable, share-based compensation and carrying value of properties.

Statements concerning mineral resource estimates may also be deemed to constitute forward-looking information to the extent that such statements involve estimates of the mineralization that may be encountered if a property is developed. Any forward-looking information is stated as of the date of this document and Midas Gold does not intend, and does not assume any obligation, to update such forward-looking information to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events unless required to do so by law or regulation.

With respect to forward-looking information contained herein, the Corporation has applied several material factors or assumptions including, but not limited to, certain assumptions as to production rates, operating cost, recovery and metal costs; that any additional financing needed will be available on reasonable terms; the exchange rates for the U.S. and Canadian currencies will be consistent with the Corporation's expectations; that the current exploration and other objectives concerning the Project can be achieved and that the Corporation's other corporate activities will proceed as expected; that the current price and demand for gold and other metals will be sustained or will improve; that general business and economic conditions will not change in a materially adverse manner and that all necessary governmental approvals for the planned exploration on the Project will be obtained in a timely manner and on acceptable terms; and the continuity of economic and political conditions and operations of the Corporation.

The forward-looking information contained herein is subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ materially from those expressed or implied by such forward-looking information. In addition to those discussed in the Corporation's public disclosure record, such risks and other factors include, among others, those related to:

•	fluctuations in capital markets and share prices;
•	the Corporation’s ability to obtain necessary financing to fund the completion of further exploration programs or the development of its mineral properties and the expected use of proceeds;
•	the Corporation's dependence on one mineral project;
•	the Corporation's dependence on key personnel;
•	the Corporation's operations and contractual obligations;
•	changes in exploration programs based upon results of exploration;
•	changes in estimated mineral reserves or mineral resources;
•	future prices of metals;
•	availability of third party contractors;
•	availability of equipment;
•	failure of equipment to operate as anticipated;
•	accidents, effects of weather and other natural phenomena and other risks associated with the mineral exploration industry;
•	the Corporation’s principal property being located in the USA, including political, economic and regulatory uncertainty;
•	environmental risks, including environmental matters under U.S. federal and Idaho rules and regulations;
•

changes in environmental laws and regulations and changes in the application of standards pursuant to existing laws and regulations which may increase costs of doing business and restrict the Corporation's activities and operations;

•	impact of environmental remediation requirements and the terms of existing and potential consent decrees on the Corporation's planned exploration on the Project;
•	the Corporation’s mineral properties being subject to prior unregistered agreements, transfers, or claims and other defects in title;
•	community relations;
•	delays in obtaining governmental approvals or financing;
•	the nature of mineral exploration and mining and the uncertain commercial viability of certain mineral deposits;
•	the Corporation's lack of operating revenues;
•	governmental regulations and the ability to obtain necessary licences and permits;
•	currency fluctuations (particularly the Canadian dollar and United States dollar); and
•	estimates used in the Corporation’s financial statements proving to be incorrect.

This is not an exhaustive list of the factors that may affect the Corporation’s forward-looking information.  Although the Corporation has attempted to identify important factors that could affect the Corporation and may cause actual actions, events or results to differ materially from those described in the forward-looking Information, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended.  There can be no assurance that forward-looking information will prove to be accurate, as actual results and future events could differ materially from those anticipated in such forward-looking information. Accordingly, readers should not place undue reliance on such forward-looking information.

Midas Gold Corp | Management’s Discussion & Analysis

SELECTED ANNUAL INFORMATION

The following is a summary of certain selected audited consolidated financial information of the Corporation for the years ended December 31, 2012, 2011 and 2010:

Year Ended (All amounts in $)	Revenue	Net Loss and Comprehensive Loss	Basic & Diluted Loss per Share	Total Assets	Long Term Liabilities	Cash Dividend
December 31, 2012	-	(7,179,767)	(0.06)	195,821,058	379,491	-
December 31, 2011	-	(13,437,721)	(0.16)	156,467,170	562,708	-
December 31, 2010	-	(588,194)	(0.02)	12,880,852	743,421	-

Midas Gold Corp | Management’s Discussion & Analysis

RESULTS OF OPERATIONS

Net Loss and Comprehensive Loss

	Three Months Ended		Twelve Months Ended
	31-Dec-12	31-Dec-11	31-Dec-12	31-Dec-11
EXPENSES
Consulting	$3,293	$(867)	$61,489	$103,664
Directors' fees	63,052	62,638	250,204	104,224
Office and administrative	80,591	113,434	331,924	288,348
Professional fees	154,225	164,626	343,919	496,733
Salaries and benefits	340,535	571,334	974,043	936,786
Share based compensation	719,192	2,907,206	5,267,392	8,661,418
Shareholder and regulatory	34,640	54,467	232,046	366,165
Travel and related costs	55,207	76,177	351,922	310,786
OPERATING LOSS	$1,450,735	$3,949,015	$7,812,939	$11,268,124

OTHER EXPENSES
Foreign exchange loss (gain)	$76,004	$(1,525,461)	$(435,457)	$2,446,057
Interest income	(45,458)	(119,855)	(197,715)	(276,460)
Total other expenses (income)	$30,546	$(1,645,316)	$(633,172)	$2,169,597
NET LOSS AND COMPREHENSIVE LOSS	$1,481,281	$2,303,699	$7,179,767	$13,437,721

Net loss and comprehensive loss for Midas Gold for the three month period ending December 31, 2012 was $1.5 million or $0.01 per common share, compared with $2.3 million or $0.02 loss per share for the corresponding period of 2011.  Net loss and comprehensive loss for Midas Gold for the year ending December 31, 2012 was $7.2 million or $0.06 per common share, compared with $13.4 million or $0.16 loss per share for the corresponding period of 2011.  The decreased losses primarily relate to decreased share based compensation expense and reduced exposure to the Canadian Dollar.

For the three months ended December 31, 2012 the Corporation’s main focus was the balance of the 2012 exploration program at Golden Meadows.  During the year ended December 31, 2012, the Corporation’s main focuses were the February 14, 2012 closing of a private placement financing of a total of 9,085,000 special warrants of the Company at a price of C$4.45 for aggregate gross proceeds of C$40,428,250 (the "Private Placement'), including the exercised over-allotment option, updating mineral resource estimates, and the completion of the PEA and the Corporation’s 2012 exploration, environmental baseline and evaluation program at the Project.

An analysis of each line item follows:

Consulting

This expense relates to consulting services provided to the Corporation that do not relate to the exploration and evaluation of Golden Meadows.  Consulting costs are comparable in the most recent quarter with that of the corresponding quarter from 2011.  Consulting costs were higher for the full year ended December 31, 2011 as a result of the consulting work performed in relation to the Transaction.

Directors' Fees

Effective August 1, 2011, each of the Corporation’s independent directors were entitled to annual base fee of C$24,000, paid in quarterly installments, with the Chair of the Board, Chairs of Board Committees and members of Board Committees receiving additional fees commensurate with each role.  Directors' fees were higher for the full year ended December 31, 2012 as a result of such fees not being paid prior to August 1, 2011.

Office and Administrative

This expense for the current year is predominantly the maintenance of an office in Vancouver, BC.  For the comparative period in the prior year, this expense related to the maintenance of an office in Spokane, WA.   After March 31, 2011, the Spokane, WA,

Midas Gold Corp | Management’s Discussion & Analysis

office was used in direct support of exploration and evaluation activities and the expense has been capitalized to exploration and evaluation assets.  The expense in the current quarter is lower than the same period in the previous year as in the prior year the Vancouver office was in the process of being set up, incurring additional non-recurring costs.  The expense for the current year was higher than the prior year as a result of the higher costs in Vancouver as compared to the Spokane office in the prior year.

Professional Fees

This expense relates to the legal and accounting costs of the Corporation.  The legal fees expensed in the current quarter are similar when compared to the quarter ended December 31, 2011.  The legal fees were significantly higher in the prior year as the Corporation worked towards completing the Transaction.

Salaries and Benefits

This expense results from salaries and benefits of the employees that are not directly related to the exploration and evaluation of Golden Meadows.  The salaries and benefits in the current quarter are lower than the quarter ended December 31, 2011 due to higher 2011 bonuses accrued when compared to 2012.  This expense for the year is similar when compared to the prior year; however, lower 2012 bonuses were offset against higher 2012 salaries as several employees commenced employment midway through 2011.

Share Based Compensation

This expense relates to the compensation of directors, officers, employees and consultants that are share based and not directly related to the exploration and evaluation of Golden Meadows.  This expense is lower for the current quarter and year when compared to the prior corresponding quarter and year as were more options were granted and vested of options in the prior periods.  The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model which uses various assumptions that are outlined in the Corporation’s consolidated financial statements for the period ended December 31, 2012.

Shareholder and Regulatory

This expense is associated with marketing, licenses and fees, and shareholder communications.  This expense has decreased for the quarter and the year when compared to the prior corresponding quarter and year as a result of the Corporation’s TSX listing in the prior year.

Travel and Related Costs

This expense is a result of travel and meal costs of the Corporation’s directors, officers, employees and consultants whilst undertaking business on behalf of the Corporation.  Travel and related costs in the current quarter are similar when compared to the quarter ended December 31, 2011.  This expense has increased in the current year when compared to the previous year as a result of additional travel that was required between the Corporation’s head office in Vancouver, BC, exploration office in Spokane, WA, the field office in McCall, ID, technical office in Boise, ID, and the Project.  There were also additional travel costs for management in connection with the marketing of the Corporation to the investing community.

Foreign Exchange

This expense is a result from translation gain on the Corporation’s Canadian dollar denominated balances as at December 31, 2012.  In 2011, the Corporation maintained significant balances of Canadian dollars and on average for the year the Canadian dollar weakened and a $2.4 million loss resulted.  In the quarter ended December 31, 2011, the Canadian dollar strengthened resulting in an unrealized gain for the quarter.  In 2012, the Corporation reduced its exposure to the Canadian dollar by converting the majority of its cash position into US dollars.  This has resulted in reduced gains or losses on exchange movements.

Interest Income

This income results from interest received on the Corporation’s cash balances.  This amount decreased in the current quarter and year as a result of the decreased cash balance.

Exploration and Evaluation Assets

A summary of additions to exploration and evaluation assets for the three and twelve month periods ended December 31, 2012 is as follows:

	Three Months Ended		Twelve Months Ended
	31-Dec-12	31-Dec-11	31-Dec-12	31-Dec-11

Exploration and Evaluation Acquisition Costs
Interest on notes payable	$4,278	$3,760	$19,289	$24,370
Mineral claims	129,222	218,540	559,547	983,022
Mineral claims acquired from Vista	-	-	-	79,148,742
Exploration and Evaluation Expenditures
Consulting and labor cost	3,139,145	2,058,843	10,079,382	7,817,168
Drilling	3,141,755	5,498,315	19,676,341	10,143,749
Drilling support	3,789,314	4,063,195	13,577,349	5,951,553
Engineering	227,531	1,054,486	3,740,518	1,456,690
Environmental and sustainability	1,533,700	938,271	4,515,872	1,599,448
Geochemistry and geophysics	499,425	583,111	2,419,071	1,056,930
Prepaid exploration and evaluation	(180,538)	(30,056)	(216,226)	556,726
NET ADDITIONS TO EXPLORATION AND EVALUATION ASSETS	$12,283,832	$14,388,465	$54,371,143	$108,738,398

Midas Gold Corp | Management’s Discussion & Analysis

An analysis of each line item is as follows:

Midas Gold Corp | Management’s Discussion & Analysis

Interest on Notes Payable

Interest on Notes Payable relates to two notes payable related to the acquisition of mineral claims and a royalty interest.  Interest accrues at 3% and interest and principal payments of $0.2 million in total are due on June 2 each year with the final payment in 2015.  The interest for the three and twelve month period ended December 31, 2012 is consistent with the comparable period from the prior year.

Mineral Claims

This item is due to the cost associated with acquiring mineral claims through staking and option payments towards the acquisition of mineral claims.  Annual fees on unpatented claims are paid in August each year.  The decrease in the current quarter resulted from additional survey cost associated with additional claim staking that took part in the quarter ended September 30, 2011.  On an annual basis, the prior period included acquisition cost for the Fern Property and additional clam staking.

Consulting and Labour Cost

This item is due to costs associated with staffing the Project.  Staffing costs increased in the current quarter and for the year when compared to the prior year due to the increased staffing on the Project.  The current quarter includes $0.9 million (2011 - $0.5 million) in share based compensation reflecting the grant of stock options to employees and consultants working on the project.

Drilling

Drilling costs relate to the exploration and evaluation of mineralized areas at Golden Meadows.  Costs incurred in the current quarter relate to continued drilling at Golden Meadows.  The costs for the current quarter and year have decreased when compared to the prior year as the Corporation commenced a winter drilling program in the quarter ended December 31, 2011.  This winter program had some initial set up costs.  For the full year ended December 31, 2012, drilling costs were significantly higher as the Corporation completed a 50,546m drill program.  During 2011, approximately 25,360m were drilled.

Drilling Support

Drilling support includes the operation of the two camps the Corporation maintains, transportation of people and supplies into Golden Meadows and other costs at Golden Meadows to support drilling operations.  The costs for the current quarter and year have decreased when compared to the prior year as the Corporation commenced a winter drilling program in the quarter ended December 31, 2011 and this winter program had some initial set up costs.  For the full year ended December 31, 2012, drilling costs were significantly higher as the Corporation completed a 50,546m drill program.  During 2011, approximately 25,360m were drilled.

Engineering

These costs are in relation to various studies and evaluations of the Project.  For the year ended December 31, 2012, the Corporation’s independent consultants conducted work to support an updated mineral resource that was completed in the quarter ended June 30, 2012 and the PEA that was completed on September 21, 2012.  In addition, various engineering firms in Boise, Idaho have completed preliminary engineering studies related to site logistics and environmental baseline.  Subsequent to the quarter ended September 30, 2012, the focus has been an updated mineral resource update and updated PEA scheduled for completion in the latter half of 2013.

Environmental

In the current quarter and year, these items result from the costs associated with the preparation and review of an Environmental Assessment for future exploration activities, voluntary remediation of legacy environmental conditions and collection of environmental baseline information for potential future operations.  The Corporation is in the planning phase for considering the permitting of an operating mine.  In the comparable quarter in the prior year, activities were in their early stages.  In the prior year, environmental cost predominantly related to the assessment of environmental conditions at Golden Meadows and some voluntary remediation of legacy environmental conditions.

Midas Gold Corp | Management’s Discussion & Analysis

Geochemistry and Geophysics

These costs relate to the analysis of drill cores, rock and soil samples, and to the geophysical exploration programs completed at Golden Meadows.  This expense has increased in the current year as the Corporation completed its first winter drilling program in early 2012.

An analysis of the December 31, 2012 and December 31, 2011 Statements of financial position of the Corporation follows:

Total Assets

Total assets increased during the year ended December 31, 2012 from $156.5 million to $195.8 million primarily as a result of the Private Placement which accounted for $37.8 million of the increase.  The remainder of the increase relates to cash received on the exercise of options.  Throughout 2012, the Corporation used the proceeds from its share offerings to advance the exploration and evaluation of the Project.

Equity

Equity increased during the year ended December 31, 2012 from $152.3 million to $190.3 million, primarily as a result of the issuance of shares through the Private Placement of $37.8 million and recognition of share based compensation of $7.2 million.

Total Liabilities

Total liabilities increased during the year ended December 31, 2012 from $4.2 million to $5.5 million, primarily as a result of increased trade and other payables as at December 31, 2012.  This increase is due to a higher level of activity at Golden Meadows.

Cash Flows

Midas Gold’s net change in cash and cash equivalents for the year was an outflow of $17.3 million (2011 – inflow of $32.1 million).  Cash received from financing activities for the year was $37.9 million, as a result of the issuance of shares through the Private Placement and through the exercise of options.  The inflows from financing activities were offset by outflows from operating and investing activities.

Operating cash outflows for the year were $2.3 million (2011 - $2.9 million).  Operating cash out flows decreased in the current year compared to the prior year due to the establishment of a Vancouver office and increased corporate activity related to the listing of the Corporation on TSX in 2011.

Investing cash out flows for the year were $53.0 million (2011 – $24.2 million).  For the year ended December 31, 2012 the Corporation completed a 50,546m drill program whereas in 2011 approximately 25,360m were drilled.  The Corporation also increased its cash out flows related to engineering with the preparation of a Preliminary Economic Assessment and its cash outflows related to its environmental and sustainability program.

Use of Proceeds

The actual use of proceeds, as at December 31, 2012 in comparison to the proposed use of proceeds included in the Corporation’s short form prospectus dated March 8, 2012, is outlined below.

Midas Gold Corp | Management’s Discussion & Analysis

Expense Category (1) (in millions)	Proposed Use of Proceeds (2)	Actual Use of Proceeds	Remaining to be Spent / Difference

Exploration & Evaluation Assets	$45.9	$50.8	$(4.9)
Building & Equipment	2.5	2.4	0.1
Notes Payable	0.2	0.2	-
General & Administrative	2.6	2.3	0.3
General / Closing Working Capital	21.5	17.0	4.5
	$72.7	$72.7	$-

(1)	Expense categories have been consolidated from the March 8, 2012 prospectus for easier reference to this MD&A. For more details refer to the Corporation’s prospectus dated March 8, 2012.
(2)

The proposed use of proceeds is inclusive of spending proposed and under / (over) spent in the Corporation’s prospectus dated June 30, 2011.  The proposed use of proceeds is quoted at an exchange rate of US$1.00 = C$1.00.

The actual use of proceeds exceeded the proposed use of proceeds for exploration and evaluation assets predominantly because of higher drilling costs than expected.

Midas Gold Corp | Management’s Discussion & Analysis

QUARTERLY RESULTS

The net loss and comprehensive loss of Midas Gold for the previous eight calendar quarterly periods:

Quarter Ended (In accordance with IFRS)	Revenue	Net Loss and Comprehensive Loss	Basic & Diluted Loss per Share	Total Assets	Long Term Liabilities	Cash Dividend
December 31, 2012	-	(1,481,281)	(0.01)	195,821,058	379,491	-
September 30, 2012	-	(1,283,067)	(0.01)	195,340,848	380,875	-
June 30, 2012	-	(1,969,973)	(0.02)	196,071,222	382,259	-
March 31, 2012	-	(2,445,446)	(0.02)	194,892,281	561,287	-
December 31, 2011	-	(2,303,700)	(0.02)	156,467,170	562,708	-
September 30, 2011	-	(6,756,485)	(0.07)	154,881,865	565,723	-
June 30, 2011	-	(3,401,319)	(0.04)	114,210,141	565,723	-
March 31, 2011	-	(976,217)	(0.02)	14,718,974	743,421	-

The results for the quarter ended December 31, 2012 are consistent with the prior quarter.  For the quarter ended September 30, 2012, the net loss and comprehensive loss relates to the decrease in share based compensation and foreign exchange.  The increases in the net loss and comprehensive loss for the quarters ended June 30, 2011 and September 30, 2011 is primarily related to the increase in salaries, share based compensation and foreign exchange losses for the period when compared to previous quarters.  The increase in total assets in the quarter ended June 30, 2011 is primarily due to the Transaction described previously and the contemporaneous private placement.  The increase in total assets in the quarter ended September 30, 2011 is mainly due to the IPO and increase in exploration and evaluation activity.  The increase in total assets in the quarter ended March 31, 2012 is primarily due to the Private Placement.

Midas Gold Corp | Management’s Discussion & Analysis

CAPITAL RESOURCES AND LIQUIDITY

Capital resources of Midas Gold consist primarily of cash and liquid short-term investments.  As at December 31, 2012, Midas Gold had cash totalling approximately $19.6 million, approximately $0.2 million in other current assets and $5.1 million in trade and other payables.

Midas Gold has sufficient funds to further advance Golden Meadows and plans to do so by:

•	Continuing to upgrade the confidence level of the existing mineral resources;
•	Conducting economic studies on the defined mineral resources;
•	Growing the mineral resource base through exploration; and
•	Proceeding with the regulatory process for the mineral resources thus defined.

Midas Gold has long term liabilities of $0.4 million related to the notes payable on the acquisition of mineral claims and the purchase of a royalty interest.

Midas Gold does not anticipate the payment of dividends in the foreseeable future.

It is management’s opinion, based on the Corporation’s current liquidity position, that the Corporation will have sufficient assets or be able to raise same to discharge its liabilities as they become due, to sustain its capital expenditures, to fund its 2013 exploration and evaluation program and to meet its administrative and overhead requirements.  However, no assurance can be given that these efforts will prove to be successful.

During the year ended December 31, 2012, the Corporation generated capital resources of $38.1 million through the Private Placement financing, and on exercise of stock options and warrants.

The business of mining and exploration involves a high degree of risk and there can be no assurance that current exploration and evaluation programs will result in profitable mining operations in the future. The Corporation’s ability to raise funds and continue exploration, evaluation and potential future development activities is directly related to the results of its exploration and evaluation program, as well as the price of gold and other potential by-products and general market conditions.

Contractual Obligations

Office Rent

The Corporation entered into a various lease agreements for office space.  The total rent obligation over the next five years is as follows:

December 31, 2012
	Within one year	After one year but not more than five years	Total
Minimum rental payments	$ 520,159	$ 225,249	$ 745,408

Mining Claim Assessments

The Corporation currently holds mining claims on which it has an annual assessment obligation, in order to maintain the claims in good standing, of $195,000. The Corporation is committed to this annual obligation for the indefinite future in order to maintain its title to these claims.

Options Payments on Mining Claims

The Corporation is obligated to make option payments on mineral claims comprising the Cinnabar prospect, of which is part of the Project, in order to maintain title to these claims.  The remaining option payments due on the Cinnabar prospect are $100,000 for each year from 2013 through 2017.

Midas Gold Corp | Management’s Discussion & Analysis

OFF BALANCE SHEET ARRANGEMENTS

The Corporation has no off balance sheet arrangements as of December 31, 2012 and the date of this MD&A.

Midas Gold Corp | Management’s Discussion & Analysis

RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

During the year ended December 31, 2012, compensation of directors and officers and other key management personnel who have the authority and responsibility for planning, directing and controlling the activities of the Corporation was:

	December 31, 2012	December 31, 2011
Salaries and benefit	$871,274	$639,106
Share based compensation	1,891,161	5,884,583
	$2,762,435	$6,523,689

No post-employment benefits, termination benefits, or other long-term benefits were paid to or recorded for key management personnel during the year ended December 31, 2012 and 2011.

There were no balances outstanding with related parties at December 31, 2012.

Midas Gold Corp | Management’s Discussion & Analysis

MINERAL PROPERTIES

The technical information in this MD&A has been prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI 43-101") and reviewed and approved by Stephen P. Quin, P. Geo., President and CEO of Midas Gold, Robert Barnes, P. Eng., Chief Operating Officer of Midas Gold, Richard Moses, C.P.G, Site Operations Manager for the Project, and Christopher Dail, C.P.G., Exploration Manager for the Project.  The exploration activities at Golden Meadows in 2012 were carried out under the supervision of Richard Moses, C.P.G., Qualified Person and Site Operations Manager, and Christopher Dail, C.P.G., Qualified Person and Exploration Manager for the Project.  All of Mr. Quin, Mr. Barnes, Mr. Moses and Mr. Dail are "qualified persons" within the meaning of such term in NI 43-101.

For readers to fully understand the technical information in this MD&A, the technical information in this MD&A should be read in conjunction with the technical report entitled “Preliminary Economic Assessment Technical Report for the Golden Meadows Project, Idaho” and dated September 21, 2012 (the "Technical Report") prepared by SRK Consulting (Canada) Inc., an independent firm of consulting engineers and scientists, for the Project.  The Technical Report is available for viewing under the Corporation's website www.midasgoldcorp.com as well as under its profile on SEDAR at www.sedar.com.  The technical information in this MD&A and the Technical Report are intended to be read as a whole, and sections should not be read or relied upon out of context.  In addition, the technical information in the Technical Report is subject to the assumptions and qualifications contained in such report.

Golden Meadows Project

The Corporation’s property holdings at Golden Meadows are comprised of a contiguous package of unpatented federal lode claims, unpatented mill site claims, patented federal lode claims and patented mill site claims encompassing approximately 10,968 hectares.  The Corporation acquired these rights through a combination of transactions and staking.

The Golden Meadows Project includes three known mineral deposits with identified mineral resources.  During 2011, 107 holes were completed at the Project, totaling 23,860m of drilling.  During 2012, the Corporation completed 50,546m of core, sonic, RC, geotechnical and monitor well drilling in 235 holes, of which 41,429m was core drilling in 162 holes, 7,360m was RC in 29 holes, 481m of sonic drilling to pre‐collar other holes and 1,276m was completed in 44 monitoring wells. This is more than double the number of metres and holes completed by the Corporation in 2011. Approximately 40,000m of resource drilling was designed to upgrade the confidence level in the inferred mineral resources in all three of the known deposits (Hangar Flats, West End and Yellow Pine) or to expand those deposits. Results generally confirmed the previously defined mineral resources and, as a result, are expected to upgrade a significant portion of the mineral resources to an indicated category. In addition, step‐out drilling expanded the deposits beyond the previously defined resource limits – especially at Yellow Pine and, to some extent, West End. Approximately 5,300m of drilling was conducted for the purposes of discovering completely new deposits. This drilling was focused on the newly defined Scout gold‐antimony deposit. Approximately 700m of holes were drilled specifically to collect sample material for metallurgical testing which, along with sample material collected from other holes, is being utilized in an extensive metallurgical optimization program currently underway at independent laboratories.  A summary of each known mineral deposit follows:

Hangar Flats

Hangar Flats is a structurally controlled gold deposit hosted in intrusive rocks, with gold associated with sulphides in both the fault zone and adjacent rock defined by historic drilling, the Corporation’s drilling and in underground workings.  A total of 37 drill holes, consisting of 8,295m of drilling, were completed by the Corporation in 2009 and 2010.  During 2011, 12 drill holes consisting of 4,265m were completed.  The drilling program covered an area which begins south of the old caved or closed portals of the historic Meadow Creek Mine and extends about 1,000m north of these portals. The drilling completed in 2011 covered 1,500m of strike length and a maximum of 500m down dip and drilling resumed in early 2012, and between January 1 and December 31, 2012, 55 holes totaling 16,175m were completed primarily as in-fill drilling to improve the confidence of the deposit model and convert inferred resources to indicated resources.

West End

The West End gold deposit has a primary structural control and secondary stratigraphic control, with gold occurring preferentially where certain rock types are cut by the West End or associated faults.  From initial discovery until the end of 2010, a total of 729 drill holes had been completed in the West End area and covered 1,300m of strike and a maximum down dip extent of 200m. During 2011, the Corporation conducted an abbreviated exploration drilling program at West End with the objective of upgrading the confidence level in the existing mineral resources and testing the potential to expand them.  During 2011, a total of 9 holes consisting of 1,353m of drilling were completed through December 31, 2011.

A total of 28 holes totaling 7,311m were completed during the January 1 to December 31, 2012 period. These holes were primarily in-fill drill holes and holes to test the West End structural zone at depth. Deeper holes cut mineralization several hundred meters down dip from the surface and may result in additional mineral resources.

Yellow Pine

Yellow Pine is a structurally controlled gold deposit hosted in intrusive rocks, with gold associated with sulphides in both the fault zone and adjacent rock.  There are six exploration data sets that support the current mineral resource estimation, five of which are historical, with no drilling completed by the Corporation in 2009 or 2010.  That drilling covers 1,500m of strike length and a maximum of 400m down dip. During 2011, the Corporation conducted a drilling program at Yellow Pine with the objective of upgrading the confidence level in, and expanding, the existing mineral resources.  During 2011, 83 holes were completed totaling approximately 17,413m.

From January 1 through December 31, 2012, 83 holes totaling 19,364m were completed in the Yellow Pine area. The majority of these holes were in-fill and step-out holes and, in a number of cases resulted in expansion of the spatial extent of known mineralization down dip or laterally.

District Exploration

During 2012, the Corporation completed district-scale exploration activities including collection of over 3,500 soils on six major grids covering approximately 25 square kilometers (km2), approximately 350 stream silts covering 130 km2 and numerous rock samples and geologic mapping, as well as 50 line-km of CSAMT ground-based geophysical surveys covering approximately 21 km2. Several new prospects were identified and, at several others, the spatial extent of known surface mineralization was expanded by surface sampling activities or by inference from the geophysical surveys.

A major new gold-silver-antimony discovery at the Scout Prospect was confirmed with the completion of 14 widely-spaced, core and reverse circulation drill holes totaling 3,755m covering a north-south trending structural corridor over a strike length of 825m.  Significant mineralization was encountered in the Scout drill holes and a preliminary resource estimate is in progress.  Additional follow-up work is planned, including additional drilling and resource estimates.

Environmental and Other Matters Pertaining to Golden Meadows

The Project is located in a historic mining district with exploration and mining activity, and related environmental effects, spanning nearly 100 years from the early 1900s until today. Actions by prior operators and government agencies have addressed some of the historic environmental issues.

For additional disclosure on the Environmental and Other Matters refer to the Corporation’s Annual Information Form for the year ended December 31, 2012, the prospectus dated June 30, 2011 and the short form prospectus dated March 8, 2012.

The Corporation is, and in future will continue to be, subject to federal, state and local statutes, rules and regulations related to, among other things, environmental protection, site access and construction activities.  The environmental effects, if any, of current and future activities will be monitored and, where appropriate, mitigated and reclaimed by the Corporation.

A number of environmental studies and regulatory investigations in the District identified numerous areas of potential environmental degradation related to historic mining.  In the past, regulatory actions under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) and state law have been taken by the U.S. Environmental Protection Agency (“EPA”), the U.S. Forest Service and the Idaho Department of Environmental Quality against historic mining operators.  All of these regulatory activities and related clean-up programs pre-date any ownership or activity by the Corporation.  Prior to its acquisitions in the District, the Corporation conducted appropriate due diligence, comprising formal assessments of the properties comprising the Project, in order to mitigate potential liabilities related to past disturbance.

Consent Decrees under CERCLA

Several of the patented lode and mill site claims acquired by Midas Gold in the West End Deposit and the Cinnabar claim groups held under option are subject to a consent decree, which covers certain environmental liability and remediation responsibilities with respect to such claims. The consent decree provides the regulatory agencies that were party to the agreement access and the right to conduct remediation activities under their respective CERCLA and RCRA authorities as necessary and to prevent the release or potential release of hazardous substances. The consent decree also requires that heirs, successors and assigns refrain from activities that would interfere with or adversely affect the integrity of any remedial measures implemented by government agencies.  Several of the patented claims in the Hangar Flats and Yellow Pine properties acquired by Idaho Gold Resources and contributed to Midas Gold as part of the Transaction are subject to a consent decree between the previous owner of those claims

Midas Gold Corp | Management’s Discussion & Analysis

and the United States, which creates certain obligations on that previous owner, including that the previous owner will cooperate with the U.S. Environmental Protection Agency and U.S. Forest Service in those agencies’ efforts to secure any government controls necessary to implement response activities.

Plans for the Environmental Issues

The Corporation expects to address areas of existing environmental concern as part of the permitting process for any future mining operations. The Corporation recognizes the need to maintain the current designated uses, to improve water quality, wildlife and aquatic habitat where practicable and to reduce sediment loads in the Project area wherever feasible as a component of its ongoing activities, as well as to provide for future mining activities, should they occur.

Midas Gold Corp | Management’s Discussion & Analysis

2012 ACTIVITIES, 2013 OUTLOOK AND GOALS

During 2012, 50,546m of drilling was completed in 235 holes, focused on the continued definition and expansion of the existing mineral resources at Golden Meadows, collection of metallurgical samples, geotechnical drilling and completion of groundwater monitor wells.  Drilling was split into two phases. Phase 1 wrapped up drilling at Hangar Flats and Yellow Pine originally planned for 2011 and, along with 2010 and 2011 drilling not previously incorporated into the 2011 mineral resource estimate, was used to update the mineral resource estimates for the three known deposits, which estimates were incorporated into the PEA, the results of which were announced on September 4, 2012 and are detailed in the Technical Report.  Phase 2 drilling was focused on definition and step-out drilling at all three deposits in support of a further update to the mineral resource estimates scheduled for 2013.  This drilling was intended to more fully define the limits of each deposit and to upgrade the confidence level of a significant portion of the existing inferred mineral resources to the indicated level.  Additional drilling is being carried out in the first half of 2013 which, combined with the 2012 drilling, will be incorporated into updated mineral resource estimates that are scheduled for completion in the first half of 2013.

Exploration drilling for entirely new deposits was conducted in parallel with the Phase 2 drilling, primarily at the Scout prospect.  Estimation of a maiden mineral resource estimate for the Scout prospect is currently in progress and is expected to be completed in the first half of 2013.

In parallel with the 2012 drilling and the PEA discussed above, Midas Gold advanced the Project towards completion of an updated PEA scheduled for the second half of 2013 by conducting further metallurgical testing, mine planning, engineering and other study-related work.   This work is currently on-going and is expected to continue throughout the first half of 2013.  Meanwhile, the Corporation continues to advance its environmental baseline studies and environmental monitoring activities that are being carried out to support of potential future permit applications.  These activities are expected to continue throughout 2013.  In order to carry out these field activities, the Corporation maintained its camp, logistics and support services at Golden Meadows throughout 2012 and expects to do so through 2013.

As set out in the short form prospectus filed March 8, 2012, in 2012 and beyond, the Corporation estimates expenditures (including the Phase 1 and Phase 2 drilling and the additional technical work described above) would total approximately $48.17 million, including $23.75 million on drilling and related activities, $9.26 million on permitting, environmental and regulatory costs, $6.52 million on exploration outside of the three known deposits, and $6.18 million on technical work in support of the PEA that was scheduled for completion in the third quarter of 2012 (which was completed as scheduled and reported in the Technical Report) and the subsequent technical study.  In addition, capital expenditures of $2.46 million were planned to support these activities.  This work was carried out on three parallel tracks:

Track 1 - Complete a Preliminary Economic Assessment:  This task was completed with the announcement of the results of the PEA on September 4, 2012 and the filing of the Technical Report.

Track 2 - Advance the Project to an updated PEA: In parallel and overlapping with completion of the PEA, work has been ongoing to advance the Project towards completion of an independent updated PEA that further optimizes the Project, which study is scheduled for completion in the second half of 2013, based on recommendations contained in the PEA.  This work included Phase 2 drilling to convert remaining inferred mineral resources to higher levels of confidence, to more fully define the limits of these deposits, as well as further metallurgical work, environmental baseline, engineering and other studies, beyond that used in the PEA. This work continues into 2013.

Track 3 - Exploration for new deposits:  In parallel with and overlapping Tracks 1 and 2, and subject to permitting, exploration is being conducted with the objective of discovering new deposits that could materially enhance the Project.  In 2012, this work included soil, silt and rock sampling, geologic mapping, ground geophysics and limited drilling at the Scout prospect.  Additional exploration, including drilling (in some areas, subject to permitting), is planned in 2013 and beyond.

In 2013, the emphasis is on continuing on Track 2 and Track 3 activities, with updated mineral resource estimates planned for the first half of 2013 and an updated PEA scheduled for completion in the second half of 2013.  Exploration activities, subject to permitting in some areas, is planned to ramp up in the second half of 2013.

Midas Gold Corp | Management’s Discussion & Analysis

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with IFRS requires management to make judgments, estimates and assumptions about future events that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Although these estimates are based on management's best knowledge of the amount, events or actions, actual results may differ from these estimates.

Critical judgments exercised in applying accounting policies that have the most significant effect on the amounts recognized in the consolidated financial statements are as follows:

1)	Economic recoverability and probability of future economic benefits of exploration evaluation and development costs

Management has determined that exploratory drilling, evaluation, development and related costs incurred which were capitalized have future economic benefits and are economically recoverable. Management uses several criteria in its assessments of economic recoverability and probability of future economic benefit including geologic and metallurgic information, history of defining mineral resources, economic studies, and existing permits.

1)	Functional currency

The functional currency for each of the Corporation's subsidiaries is the currency of the primary economic environment in which the entity operates.  The Corporation has determined that the functional currency of each entity is the US dollar.  Determination of functional currency may involve certain judgments to determine the primary economic environment and the Corporation reconsiders the functional currency of its entities if there is a change in events and conditions which determined the primary economic environment.

Information about assumptions and estimation uncertainties that have a significant risk of resulting in material adjustments are as follows:

1)	Impairment of building and equipment and exploration and evaluation assets

Management considers both external and internal sources of information in assessing whether there are any indications that the Corporation's building and equipment and exploration and evaluation assets are impaired.  External sources of information management considers include changes in the market, economic and legal environment in which the Corporation operates that are not within its control and affect the recoverable amount of its building and equipment and exploration and evaluation assets.  Internal sources of information management consider include the manner in which mining properties and building and equipment are being used or are expected to be used and indications of economic performance of the assets.

2)	Depreciation and amortization rate for building and equipment

Depreciation and amortization expenses are allocated based on assumed asset lives.  Should the asset life or depreciation rates differ from the initial estimate, an adjustment would be made in the consolidated statements of income.

3)	Mineral resource estimates

The figures for mineral resources are determined in accordance with NI 43-101.  There are numerous uncertainties inherent in estimating mineral resources, including many factors beyond the Corporation's control.  Such estimation is a subjective process, and the accuracy of any mineral resource estimate is a function of the quantity and quality of available data and of the assumptions made and judgements used in engineering and geological interpretation.  Differences between management's assumptions (including economic assumptions such as metal prices and market conditions) could have a material effect in the future on the Corporation's financial position and results of operation.

4)	Valuation of share based compensation

The Corporation uses the Black-Scholes Option Pricing Model for valuation of share based compensation.  Option pricing models require the input of subjective assumptions including expected price volatility, interest rate and forfeiture rate.  Changes in the input assumptions can materially affect the fair value estimate and the Corporation's earnings and equity reserves.

Changes in Accounting Policies Including Initial Adoption

Standards Issued but not yet Effective

Midas Gold Corp | Management’s Discussion & Analysis

Certain pronouncements were issued by the IASB or the IFRS Interpretations Committee that are mandatory for accounting periods after December 31, 2012. The Corporation does not expect the standards below to have a material impact on the financial statements, although additional disclosures may be required.

The following new Standards were issued by the IASB in May 2011, and are effective for annual periods beginning on or after January 1, 2013.

1)	Consolidated Financial Statements

IFRS 10 Consolidated Financial Statements (“IFRS 10”) will replace IAS 27 Consolidated and Separate Financial Statements, and SIC 12 Consolidation – Special Purpose Entities. The portion of IAS 27 that deals with separate financial statements will remain. IFRS 10 changes the definition of control, such that the same consolidation criteria will apply to all entities. The revised definition focuses on the need to have both “power” and “variable returns” for control to be present. Power is the current ability to direct the activities that significantly influence returns. Variable returns can be positive, negative or both. IFRS 10 requires continuous assessment of control of an investee based on changes in facts and circumstances.

2)	Joint Arrangements

IFRS 11 Joint Arrangements (“IFRS 11”) will replace IAS 31 Interests in Joint Ventures, and SIC 13 Jointly Controlled Entities – Non-monetary Contributions by Venturers. IFRS 11 defines a joint arrangement as an arrangement where two or more parties contractually agree to share control. Joint control exists only when the decisions about activities that significantly affect the returns of an arrangement require the unanimous consent of the parties sharing control. The focus is not on the legal structure of joint arrangements, but rather on how the rights and obligations are shared by the parties to the joint arrangement. IFRS 11 eliminates the existing policy choice of proportionate consolidation for jointly controlled entities. In addition, the Standard categorizes joint arrangements as either joint operations or joint ventures.

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

Midas Gold Corp | Management’s Discussion & Analysis

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

The Corporation's financial instruments at December 31, 2012 are:

Carrying and Fair Value
Financial Assets
Cash	$19,618,855
$19,618,855
Financial Liabilities
Other Financial Liabilities:
Trade and other payables	$4,911,936
Notes payable	575,628
$5,487,564

The notes payable are promissory notes that were issued in May 2009 as part of the purchase of patented milling and lode claims on the Project and a 5% NSR royalty on patented lode mining claims on the Project. The notes have a fixed interest rate of 3% per annum, have a combined annual payment of $200,000 due each June 2 and mature on June 2, 2015.

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

The risks and the management of these risks are:

Midas Gold Corp | Management’s Discussion & Analysis

Credit Risk

The Corporation has no significant credit risk arising from operations. The Corporation’s credit risk is primarily attributable to cash and cash equivalents and trade and other receivables.  The Corporation holds its cash with Canadian chartered banks and the risk of default is considered to be remote.  The Corporation has minimal accounts receivable exposure, and its refundable credits are due from the Canadian government.

Liquidity Risk

There is the risk that the Corporation will not be able to meet its financial obligations.  Since its inception, the Corporation has raised capital through sales of its securities.  If such funding is not available in the future, either through the sale of securities through private placements or through the expected sale of the Corporation’s securities on public markets, the Corporation’s operations could be adversely effected. The Corporation manages its liquidity risk by planning, budgeting, monitoring and making necessary adjustments to cash flow to support its operating requirements.

Interest Rate Risk

Interest rate risk is the risk that the future cash flows of a financial instrument will fluctuate because of changes in market interest rates.  The risk that the Corporation will realize a loss is limited because at present the Corporation holds all of its surplus cash in an interest bearing account and investment-grade short-term deposit certificates issued by its banking institutions.  The Corporation monitors its investments it makes and satisfied with the credit worthiness of its banks.  The Corporation’s other financial liabilities include the notes payable, which bear interest at a fixed rate of 3% until June 2, 2015 and therefore has no interest rate risk.

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

	December 31, 2012	December 31, 2011
Cash and cash equivalents	$5,190,659	$30,313,427
Trade and other receivables	52,088	276,599
Trade and other payables	(280,800)	(541,902)
	$4,961,947	$30,048,124

A five percent change in the US dollar exchange rate to the Canadian dollar would impact the Corporation’s earnings by $248,097.

With the approval of the initial 2012 Budget in early January, a significant portion of Canadian dollars was exchanged for US dollars.  The Corporation’s C$40.4 million share offering in February 2012, a significant portion of those funds were exchanged into US dollars as well.

During the year, the Corporation maintained a portion of its cash balance in Canadian Dollars.  There is a risk that the Corporation’s cash balance be reduced on a fluctuation in the relevant exchange rate.  The Corporation has a policy that all board approved expenditures be held in the currency they expect to be made in.  Cash held in excess of board approved expenditures has been and will be actively managed by the Corporation’s management with consideration to the expected currency needs of the Corporation past board approved expenditures.

Midas Gold Corp | Management’s Discussion & Analysis

OUTSTANDING SHARE DATA

	February 20, 2013	December 31, 2012

Common shares issued and outstanding	114,794,136	114,794,136
Options outstanding	9,510,000	9,510,000
Warrants outstanding	1,333,334	1,333,334
Total	125,637,470	125,637,470

A summary of share purchase option activity within the Corporation’s share based compensation plan for the years ended December 31, 2012 and 2011 is as follows:

Midas Gold Corp | Management’s Discussion & Analysis

	Number of Options	Weighted Average Exercise Price (C$)
Balance, December 31, 2010	10,650,000	$0.22
Options granted before Transaction	2,000,000	0.48
Options exercised before Transaction	(4,600,000)	0.24
Options converted to Warrants in Transaction	(7,450,000)	0.28
Options exercised after Transaction	(290,000)	0.51
Options granted after Transaction	8,585,000	2.75
Balance, December 31, 2011	8,895,000	$2.65
Options granted	1,790,000	3.39
Options exercised	(427,200)	0.61
Options forfeited	(747,800)	3.05
Balance, December 31, 2012	9,510,000	$2.85

A summary of warrant activity for the year ended December 31, 2012 is as follows:

	Number of Warrants	Weighted Average Exercise Price (C$)
Balance, December 31, 2010	-	$-
Warrants converted from options in Transaction	7,450,000	0.28
Warrants exercised	(6,116,666)	0.24
Warrants forfeited	-	-
Balance, December 31, 2011 and 2012	1,333,334	$0.48

Midas Gold Corp | Management’s Discussion & Analysis

DISCLOSURE CONTROL AND PROCEDURES AND INTERNAL CONTROL OF FINANCIAL REPORTING

The Corporation’s management, under the supervision of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has designed disclosure controls and procedures ("DC&P") and internal control over financial reporting ("ICFR"), as defined in National Instrument 52-109, Certification of Disclosure in Issuers’ Annual and Interim Filings, based on the control framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.

DC&P are designed to provide reasonable assurance that material information relating to the Corporation is made known to the CEO and CFO during the reporting period and the information required to be disclosed by the Corporation is recorded, processed, summarized and reported in a timely and appropriate manner.  ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with international financial reporting standards.  Due to the inherent limitations associated with any such controls and procedures, management recognizes that, no matter how well designed and operated, they may not prevent or detect misstatements on a timely basis.

The Corporation’s management, under the supervision of the CEO and CFO, has evaluated the design and operating effectiveness of its DC&P and ICFR and concluded that, as of December 31, 2012, they are effective in providing reasonable assurance regarding required disclosures and the reliability of external financial reporting.

Midas Gold Corp | Management’s Discussion & Analysis

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

National Instrument 52-109 also requires Canadian public companies to disclose any changes in ICFR during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, ICFR.  No changes were made to the Company's ICFR in the three months ended December 31, 2012 which have materially affected, or are reasonably likely to materially affect, ICFR.

Midas Gold Corp | Management’s Discussion & Analysis

RISKS AND UNCERTAINTIES

Midas Gold is subject to a number of significant risks due to the nature of its business and the present stage of its business development. Readers should carefully consider the risks and uncertainties described below, in addition to the risk factors discussed under the heading “Risk Factors” in the Corporation’s final prospectus dated June 30, 2011 and short form prospectus dated March 8, 2012, each available under the Corporation’s profile on SEDAR at www.sedar.com, before deciding whether to invest in Midas Gold common shares.

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

Below is a brief summary of some of Midas Gold’s risks and uncertainties.  These risk factors are not a definitive list of all risk factors associated with an investment in the common shares of Midas Gold or in connection with the Corporation’s operations.

Industry Risks

Metal prices have fluctuated widely in the past and are expected to continue to do so in the future, which may adversely affect the amount of revenues derived from production of mineral reserves.

The commercial feasibility of the Project and Midas Gold's ability to arrange funding to conduct its planned exploration projects is dependent on, among other things, the price of gold and other potential by-products.  Depending on the price to be received for any minerals produced, Midas Gold may determine that it is impractical to commence or continue commercial production. A reduction in the price of gold or other potential by-products may prevent the Project from being economically mined or result in the write-off of assets whose value is impaired as a result of low precious metals prices.

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

• decreased production due to mine closures,

• improved mining and production methods,

• availability and costs of metal substitutes,

•  metal stock levels maintained by producers and others, and

• inventory carrying costs.

The effect of these factors on the price of gold and other potential by-products cannot be accurately predicted. If the price of gold and other potential by-products decreases, the value of Midas Gold’s assets would be materially and adversely affected, thereby materially and adversely impacting the value and price of Midas Gold’s common shares.

Global financial markets can have a profound impact on the global economy, in general and on the mining industry in particular.

Many industries, including the precious metal mining industry, are impacted by global market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity, foreign exchange and precious metal markets, and a lack of market liquidity. A slowdown in the financial markets or other economic conditions, including but not limited to, reduced consumer spending, increased unemployment rates, deteriorating business conditions, inflation, deflation, volatile fuel and energy costs, increased consumer debt levels, lack of available credit, changes in interest rates and tax rates may adversely affect Midas Gold’s growth and profitability potential.

Specifically:

"	a global credit/liquidity crisis could impact the cost and availability of financing and Midas Gold’s overall liquidity;
"	the volatility of gold and other potential by-product prices may impact Midas Gold’s future revenues, profits and cash flow;
"	volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and
"	the devaluation and volatility of global stock markets impacts the valuation of the Corporation’s equity securities, which may impact its ability to raise funds through the issuance of equity.

Midas Gold Corp | Management’s Discussion & Analysis

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

Exploration for and development of mineral resource is a speculative business, characterized by a high number of failures. Substantial expenditures are required to discover new deposits and to develop the infrastructure, mining and processing facilities at any site chosen for mining. Most exploration projects do not result in the discovery of commercially viable deposits and no assurance can be given that any particular level of recovery or mineral reserves will in fact be realized by Midas Gold or that any mineral deposit identified by Midas Gold will ever qualify as a commercially mineable (or viable) deposit which can be legally and economically exploited.

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

Midas Gold Corp | Management’s Discussion & Analysis

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

Mining and metallurgy are an inexact science and, accordingly, there always remains an element of risk that a mine may not prove to be commercially viable. Until a deposit is actually mined and processed, the quantity of mineral reserves, mineral resources and grades must be considered as estimates only. In addition, the quantity of mineral reserves and mineral resources may vary depending on, among other things, metal prices. Any material change in quantity of mineral reserves, mineral resources, grade, percent extraction of those mineral reserves recoverable by underground mining techniques or stripping ratio for those mineral reserves recoverable by open pit mining techniques may affect the economic viability of a mining project.

Increased operating and capital costs may adversely affect the viability of existing and proposed mining projects.

The mining industry has recently been subjected to conditions that have resulted in significant increases in the cost of equipment, labour and materials.  The Corporation uses benchmarked data for the operation and capital costs included in its PEA and Technical Report dated September 21, 2012, however there is no guarantee that development or operations of the Project will eventuate, and if it did, such operating or capital costs will prevail.

Risks Related to the Corporation

Midas Gold will need to raise additional capital though the sale of its securities or other interests, resulting in dilution to the existing shareholders and, if such funding is not available, Midas Gold’s operations would be adversely effected.

Midas Gold does not generate any revenues and does not have sufficient financial resources to undertake by itself all of its planned exploration programs. Midas Gold has limited financial resources and has financed its operations primarily through the sale of Midas Gold’s securities such as common shares. Midas Gold will need to continue its reliance on the sale of its securities for future financing, resulting in dilution to existing shareholders. Further exploration programs will depend on Midas Gold’s ability to obtain additional financing, which may not be available under favourable terms, if at all. If adequate financing is not available, Midas Gold may not be able to commence or continue with its exploration programs.

Future sales of Midas Gold’s common shares into the public market by holders of Midas Gold options and warrants may lower the market price, which may result in losses to Midas Gold’s shareholders.

Sales of substantial amounts of Midas Gold’s common shares into the public market by unrelated shareholders, Midas Gold’s officers or directors or pursuant to the exercise of options or warrants, or even the perception by the market that such sales may occur, may lower the market price of the Corporation's common shares.

Midas Gold Corp | Management’s Discussion & Analysis

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

The department responsible for environmental protection in the USA has broad authority to shut down and/or levy fines against facilities that do not comply with environmental regulations or standards. Failure to obtain the necessary permits would adversely affect progress of Midas Gold’s operations and would delay or prevent the beginning of commercial operations.

Midas Gold’s activities are subject to environmental liability.

Midas Gold is not aware of any claims for damages related to any impact that its operations have had on the environment but it may become subject to such claims in the future. An environmental claim could adversely affect Midas Gold’s business due to the high costs of defending against such claims and its impact on senior management's time. Also, environmental regulations may change in the future which could adversely affect Midas Gold’s operations including the potential to curtail or cease exploration programs or to preclude entirely the economic development of a mineral property. The extent of any future changes to environmental regulations cannot be predicted or quantified, but it should be assumed that such regulations would become more stringent in the future. Generally, new regulations will result in increased compliance costs, including costs for obtaining permits, delays or fines resulting from loss of permits or failure to comply with the new regulations.

Midas Gold faces substantial competition within the mining industry from other mineral companies with much greater financial and technical resources and Midas Gold may not be able to effectively compete.

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

If Midas Gold’s mineral resource estimates are not indicative of the actual gold that can be mined, the mineable gold that can be recovered from Golden Meadows may be less than the mineral resource estimate and the Project may not be a viable project.

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

If Midas Gold’s mineral resource estimates for the Project are not indicative of actual recoveries of gold and other potential by-products, Midas Gold will have to continue to explore for a viable deposit or cease operations.

Midas Gold Corp | Management’s Discussion & Analysis

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

Midas Gold has incurred net losses every year since inception.  Midas Gold currently has no commercial production and has never recorded any revenues from mining operations. Midas Gold expects to continue to incur losses, and will continue to do so until such time, if ever, as its properties commence commercial production and generate sufficient revenues to fund continuing operations.

The development of new mining operations will require the commitment of substantial resources for operating expenses and capital expenditures, which may increase in subsequent years as Midas Gold adds, as needed, consultants, personnel and equipment associated with advancing exploration, development and commercial production of the Project or any other properties. The amounts and timing of expenditures will depend on the progress of ongoing exploration and development, the results of consultants’ analyses and recommendations, the rate at which operating losses are incurred, the execution of any joint venture or other agreements with others in the future, its acquisition of additional properties, and other factors, many of which are unknown today and may be beyond the Corporation's control. Midas Gold may never generate any revenues or achieve profitability. If Midas Gold does not achieve profitability, it will have to raise additional financing or shut down its operations.

Midas Gold’s title to its mineral properties and its validity may be disputed in the future by others claiming title to all or part of such properties.

Midas Gold’s properties consist of various mining concessions in the USA. Under USA law, the concessions may be subject to prior unregistered agreements or transfers, which may affect the validity of Midas Gold’s ownership of such concessions. A claim by a third party asserting prior unregistered agreements or transfer on any of Midas Gold’s mineral properties, especially where commercially viable mineral reserves have been located, could adversely result in Midas Gold losing commercially viable mineral reserves. Even if a claim is unsuccessful, it may potentially affect Midas Gold’s current operations due to the high costs of defending against such claims and its impact on senior management's time. If Midas Gold loses a commercially viable mineral reserve, such a loss could lower Midas Gold’s revenues or cause it to cease operations if this mineral reserve represented all or a significant portion of Midas Gold’s operations at the time of the loss.

Midas Gold’s ability to explore and, if warranted, exploit its mineral resources may be impacted by litigation or consent decrees entered into or proposed to be entered into by previous owners of mineral rights that now comprise the Project, related to disturbance related to past mining and exploration activities.

Several of the patented lode and mill site claims acquired by Midas Gold in the West End Deposit and the Cinnabar claim groups held under option are subject to a consent decree, which covers certain environmental liability and remediation responsibilities with respect to such claims. The consent decree requires that heirs, successors and assigns refrain from activities that would interfere with or adversely affect the integrity of any remedial measures implemented by government agencies.  Several of the patented claims in the Hangar Flats and Yellow Pine properties that were recently purchased are subject to a consent decree between the owner of those claims and the United States, which creates certain obligations on that owner, including that that owner will cooperate with the U.S. Environmental Protection Agency and U.S. Forest Service in those agencies’ efforts to secure any government controls necessary to implement response activities.

All industries, including mining, are subject to legal claims with or without merit. Defense and settlement costs can be substantial, even with respect to claims without merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular claim could have an effect on the Corporation’s financial position. It is possible that any proposal to develop a mine on the Project, or any governmental approval for such a development, could be challenged in court by third parties, the effect of which would be to delay and possibly entirely impede the Corporation from developing the Project or commencing production.

Midas Gold depends on key personnel for critical management decisions and industry contacts but does not maintain key person insurance.

Midas Gold is dependent on a relatively small number of key personnel, the loss of any of whom could have an adverse effect on the operations of Midas Gold. Midas Gold’s success is dependent to a great degree on its ability to attract and retain highly qualified management personnel. The loss of any such key personnel, through incapacity or otherwise, would require Midas Gold to seek and retain other qualified personnel and could compromise the pace and success of its exploration activities. Midas Gold does not maintain key person insurance in the event of a loss of any such key personnel.

Midas Gold Corp | Management’s Discussion & Analysis

Midas Gold does not have a full staff of technical people and relies upon outside consultants to provide critical services.

Midas Gold has a relatively small staff and depends upon its ability to hire consultants with the appropriate background and expertise as such persons are required to carry out specific tasks. Midas Gold’s inability to hire the appropriate consultants at the appropriate time could adversely impact Midas Gold’s ability to advance its exploration activities.

Certain Midas Gold directors also serve as officers and/or directors of other mineral resource companies, which may give rise to conflicts.

Certain Midas Gold directors and officers are also directors, officers or shareholders of other companies that are similarly engaged in the business of acquiring, developing and exploiting natural resource properties.  Such associations may give rise to conflicts of interest from time to time. Directors and officers of the Corporation with conflicts of interest will be subject to and will follow the procedures set out in applicable corporate and securities legislation, regulations, rules and policies.

Midas Gold has no history of paying dividends, does not expect to pay dividends in the immediate future and may never pay dividends.

Since incorporation, neither Midas Gold nor any of its subsidiaries have paid any cash or other dividends on its common shares, and the Corporation does not expect to pay such dividends in the foreseeable future, as all available funds will be invested primarily to finance its mineral exploration programs.

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

Additionally, the Corporation is not insured against most environmental risks. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products by third-parties occurring as part of historic exploration and production) has not been generally available to companies within the industry. The Corporation periodically evaluates the cost and coverage of the insurance that is available against certain environmental risks to determine if it would be appropriate to obtain such insurance. Without such insurance, and if the Corporation becomes subject to environmental liabilities, the payment of such liabilities would reduce or eliminate its available funds or could exceed the funds the Corporation has to pay such liabilities and result in bankruptcy. Should the Corporation be unable to fund fully the remedial cost of an environmental problem it might be required to enter into interim compliance measures pending completion of the required remedy.

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

Midas Gold Corp | Management’s Discussion & Analysis

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

Midas Gold Corp | Management’s Discussion & Analysis

CAUTIONARY NOTE IN RESPECT OF PRELIMINARY ECONOMIC ASSESSMENTS

Readers should note that the PEA mine plan and economic model referred to herein are preliminary in nature and include the use of inferred mineral resources. Mineral resources that are not mineral reserves do not have demonstrated economic viability. Inferred mineral resources are considered to be too speculative geologically to be used in an economic analysis except as allowed for by NI 43-101 in preliminary economic assessment studies. There is no guarantee that inferred mineral resources can be converted to indicated or measured mineral resources and, as such, there is no certainty the Project economics described in the PEA will be realized. The inferred mineral resource used in the PEA mine plan is 37% of the total life-of-mine mineral resource.