Form 10-Q
period 2013-03-31
VISTA GOLD CORP
filed 2013-05-07
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)


☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,721,960 common shares, without par value, outstanding at April 30, 2013.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2013

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	March 31,	December 31,
	2013	2012

Assets:
Current assets:
Cash and cash equivalents	$16,294	$18,281
Restricted cash	169	70
Marketable securities (Note 3)	461	626
Other investments (Note 4)	40,707	69,489
Other current assets	3,190	2,963
Total current assets	60,821	91,429

Non-current assets:
Mineral properties (Note 5)	13,701	13,701
Plant and equipment, net (Note 6)	5,356	3,592
Assets held for sale (Note 6)	10,000	10,000
Amayapampa interest (Note 14)	4,813	4,813
Long-term investments	65	65
Long-term deferred tax asset	9,867	9,465
Total non-current assets	43,802	41,636

Total assets	$104,623	$133,065

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$3,276	$4,409
Debt (Note 7)	9,764	-
Accrued liabilities and other	1,820	1,839
Current deferred tax liability	14,276	24,839
Total current liabilities	29,136	31,087

Non-current liabilities:
Other long-term liabilities	635	635
Total non-current liabilities	635	635

Total liabilities	29,771	31,722

Commitments and contingencies – (Note 13)

Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares
outstanding: 2013 - 81,721,960 and 2012 - 81,563,498 (Note 8)	403,995	403,583
Additional paid-in capital (Note 9)	32,878	32,155
Accumulated other comprehensive income (loss) (Note 10)	(218)	2
Accumulated deficit (including during exploration stage: 2013 - $162,731 and 2012 - $135,325)	(361,803)	(334,397)
Total shareholders' equity	74,852	101,343

Total liabilities and shareholders' equity	$104,623	$133,065

Approved by the Board of Directors

/s/ John M. Clark	/s/ Tracy A. Stevenson
John M. Clark	Tracy A. Stevenson
Director	Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

1

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares)

	Three Months Ended March 31,		Cumulative during Exploration
	2013	2012	Stage

Operating income and (expenses):
Exploration, property evaluation and holding costs	$(7,130)	$(5,707)	$(102,389)
Corporate administration and investor relations	(1,910)	(2,074)	(46,017)
Depreciation and amortization	(275)	(126)	(2,673)
Loss on extinguishment of convertible debt	-	-	(1,218)
Loss on currency translation	(421)	(24)	(651)
Gain on disposal of mineral property, net	-	934	79,766
Write-down of mineral property	-	-	(250)
Total operating income/(expense)	(9,736)	(6,997)	(73,432)

Non-operating income and (expenses):
Gain on sale of marketable securities	6	144	8,055
Unrealized loss on other investments (Note 4)	(28,781)	(7,365)	(41,797)
Write-down of marketable securities	-	-	(959)
Write-down of plant and equipment	-	-	(7,117)
Interest income	122	13	2,900
Interest expense	(6)	-	(4,118)
Other income/(expense)	26	(12)	(1,718)
Total non-operating income/(expense)	(28,633)	(7,220)	(44,754)

Income/(loss) from continuing operations before income taxes	(38,369)	(14,217)	(118,186)
Deferred income tax benefit/(expense)	10,963	2,991	(4,412)
Income/(loss) from continuing operations after income taxes	(27,406)	(11,226)	(122,598)
Loss from discontinued operations	-	-	(5,192)
Net income/(loss)	$(27,406)	$(11,226)	$(127,790)

Other comprehensive income/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	(220)	(84)	(218)
Comprehensive income/(loss)	$(27,626)	$(11,310)	$(128,008)

Basic:
Weighted average number of shares outstanding	81,597,452	71,548,388
Net income/(loss) per share	$(0.34)	$(0.16)
Diluted:
Weighted average number of shares outstanding	81,597,452	71,548,388
Net income/(loss) per share	$(0.34)	$(0.16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

	Common shares	Common stock	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income/(loss)	Total shareholders' equity

Balances at December 31, 2001	4,535,752	$197,900	$2,786	$(199,072)	$-	$1,614
Shares issued, net of transaction costs	57,384,000	151,819	9,329	-	-	161,148
Warrants and options	-	-	10,866	-	-	10,866
Dividend-in-kind	-	-	-	(34,941)	-	(34,941)
Other comprehensive income	-	-	-	-	929	929
Net loss	-	-	-	(81,274)	-	(81,274)
Balances at December 31, 2010	61,919,752	$349,719	$22,981	$(315,287)	$929	$58,342

Shares issued, net of transaction costs	9,584,131	30,400	588	-	-	30,988
Warrants and options	-	-	1,101	-	-	1,101
Other comprehensive loss	-	-	-	-	(754)	(754)
Net income	-	-	-	51,546	-	51,546
Balances at December 31, 2011	71,503,883	$380,119	$24,670	$(263,741)	$175	$141,223

Shares issued, net of transaction costs	10,059,615	23,464	-	-	-	23,464
Warrants and options	-	-	7,485	-	-	7,485
Other comprehensive loss	-	-	-	-	(173)	(173)
Net loss	-	-	-	(70,656)	-	(70,656)
Balances at December 31, 2012	81,563,498	$403,583	$32,155	$(334,397)	$2	$101,343

Shares issued, net of transaction costs	158,462	259	-	-	-	259
Warrants and options	-	153	723	-	-	876
Other comprehensive loss	-	-	-	-	(220)	(220)
Net loss	-	-	-	(27,406)	-	(27,406)

Balances at March 31, 2013	81,721,960	$403,995	$32,878	$(361,803)	$(218)	$74,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

	Three Months Ended March 31,		Cumulative during
	2013	2012	exploration stage
Cash flows from operating activities:
Net income/(loss) for the period	$(27,406)	$(11,226)	$(127,790)
Adjustments to reconcile net income/(loss) for the period
to net cash used in operations:
Depreciation and amortization	275	126	2,673
Stock-based compensation	876	1,012	12,927
Gain on disposal of marketable securities	(6)	(144)	(8,055)
Loss on extinguishment of convertible notes	-	-	1,218
Accrued interest and accretion of interest	-	-	3,519
Gain on disposal of mineral property	-	(934)	(80,035)
Write-down of non-current assets	-	-	7,367
Unrealized loss on other investments	28,781	7,365	41,797
Write down of marketable securities	-	-	959
Transaction costs	-	-	1,841
Deferred tax (benefit)/expense	(10,963)	(2,991)	4,412
Other non-cash items	-	-	2,195
Change in working capital account items:
Other current assets	50	(86)	(2,164)
Interest paid	-	-	(7,586)
Accounts payable, accrued liabilities and other	(1,153)	(171)	3,643
Net cash used in operating activities	(9,546)	(7,049)	(143,079)
Cash flows from investing activities:
Purchases of marketable securities	-	(68)	(1,841)
Proceeds from sales of marketable securities	62	208	11,605
Acquisition of long-term investments	-	-	(3,632)
Additions to mineral property	-	-	(11,571)
Additions to plant and equipment	(2,041)	(342)	(24,684)
Change in restricted cash	(99)	(22)	(169)
Proceeds from non-current asset disposals	-	3,500	6,740
Cash transferred to Allied Nevada Gold Corp., net of receivable	-	-	(24,517)
Net cash (used in)/provided by investing activities	(2,078)	3,276	(48,069)
Cash flows from financing activities:
Proceeds from debt financing, net (Note 7)	9,637	-	9,637
Proceeds from equity financings, net	-	-	161,542
Repayment of convertible notes	-	-	(26,108)
Proceeds from exercise of warrants	-	-	40,754
Proceeds from exercise of compensation options	-	733	733
Proceeds from exercise of stock options	-	-	4,068
Issuance of convertible notes	-	-	28,345
Cash paid in lieu of capital stock issuances	-	-	(107)
Transaction costs	-	-	(1,841)
Net cash provided by financing activities	9,637	733	217,023

Increase/(decrease) in cash and cash equivalents	(1,987)	(3,040)	25,875
Decrease in cash and cash equivalents - discontinued operations	-	-	(10,255)
Net increase/(decrease) in cash and cash equivalents	(1,987)	(3,040)	15,620
Cash and cash equivalents, beginning of period	18,281	17,873	674
Cash and cash equivalents, end of period	$16,294	$14,833	$16,294

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

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and should be read in conjunction with the audited consolidated financial statements as of December 31, 2012 and 2011, in our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts, which are based on information available as of the date of the financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly in all material respects the financial position as of March 31, 2013, the results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012, in conformity with U.S. GAAP. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period. The December 31, 2012 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required in the annual financial statements by U.S. GAAP.

2. Recent Accounting Pronouncements

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance related to items reclassified from accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its sources and (ii) the income statement line items affected by the reclassification.  The standard is effective for us January 1, 2013, with early adoption permitted.  The adoption of this guidance did not have a significant impact on our consolidated financial position, results of operations or cash flows.

3.  Marketable Securities

	At March 31, 2013			At December 31, 2012
	Cost	Unrealized loss	Fair value	Cost	Unrealized gain	Fair value

Current Marketable Equity Securities	$679	$(218)	$461	$624	$2	$626
	$679	$(218)	$461	$624	$2	$626

During the year ended December 31, 2012, we determined that certain of our securities had an other-than-temporary decline in value and a write-down of $39 was included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss). There were no such write-downs during the three months ended March 31, 2013. In January 2013, we received a non-cash distribution of $109 that was paid in shares from an investment we held.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

4. Other Investments

Midas Gold Corp. Combination

In April 2011, Vista completed a combination (the “Combination”) with Midas Gold, Inc. As part of the Combination, each party contributed their respective interests in gold assets in the Yellow Pine-Stibnite District in Idaho to form a new Canadian private company named Midas Gold Corp. (“Midas Gold”). In exchange for the contribution of its equity interests in Idaho Gold Holding Company, the holding company in which we held our Yellow pine assets, Vista Gold U.S., Inc. (“Vista US”) was issued 30,402,615 common shares in the capital of Midas Gold. Concurrently with the Combination, we purchased 1,400,000 Midas Gold commons shares for an aggregate purchase price of $3,632 as part of a Midas Gold private placement. Following completion of these transactions, Vista holds a total of 31,802,615 Midas Gold shares, or 27.7% of the total Midas Gold shares outstanding at December 31, 2012

During the three months ended March 31, 2013, we recorded an unrealized loss on the Midas Gold shares of $28,781 with a corresponding US tax benefit of $10,563. As of March 31, 2013, the fair value of the Midas Gold shares we hold was $40,707.

5.  Mineral Properties

	At March 31, 2013	At December 31, 2012

Mt. Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	2,752	2,752
Los Cardones, Mexico	8,053	8,053
Long Valley, United States	750	750
	$13,701	$13,701

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

6. Plant and Equipment

	March 31, 2013			December 31, 2012
	Cost	Accumulated depreciation and write downs	Net	Cost	Accumulated depreciation and write downs	Net

Mt. Todd, Australia	$5,455	$1,360	$4,095	$3,497	$1,124	$2,373
Los Cardones, Mexico	1,194	114	1,080	1,194	109	1,085
Guadalupe de los Reyes, Mexico	21	3	18	21	3	18
Corporate, United States	637	474	163	556	440	116
Awak Mas, Indonesia	242	242	-	242	242	-
	$7,549	$2,193	$5,356	$5,510	$1,918	$3,592

Assets held for sale (mill equipment)	$10,000	$-	$10,000	$10,000	$-	$10,000

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

7.  Debt

On March 28, 2013, the Company entered into a credit agreement with Sprott Resources Lending Partnership (the “Lender”) for purposes of establishing a $9,764 (C$10,000) loan facility (the “2013 Facility”). The 2013 Facility matures March 28, 2014, however early repayment of the 2013 Facility, at the Company’s option, is allowed provided that at least four months interest has been paid.  The maturity date can be extended by one year, to March 28, 2015, by mutual agreement of the Company and the Lender, subject to the payment of a 3.5% extension fee, which is payable in Vista common shares, and the Lender's satisfaction in Vista's capacity to repay the loan and that Vista's assets are not, or are not about to become, impaired.

The 2013 Facility bears an interest rate of 8% per annum, payable monthly. In addition to interest, the 2013 Facility provides the Lender total fees associated with the closing of the 2013 Facility of 3.5% of the 2013 Facility amount, including $99 (C$100)  in cash and the issue of 125,798 Vista common shares.  The 2013 Facility is secured by a general security agreement with exclusions for the Mt. Todd project and the mill equipment. The Company has the option to sell the mill equipment without utilizing the proceeds to repay the debt.

8.  Capital Stock

Common shares issued and outstanding

Number of shares issued
As of December 31, 2012	81,563,498
Shares issued for restricted stock	32,664
Shares issued in connection with debt issuance	125,798
As of March 31, 2013	81,721,960

In January 2013, the Company issued 32,664 shares in connection with the vesting of restricted stock. The Company also issued 125,798 shares as part of the 2013 Facility  (Note 7) which had a fair value of  $272 at the time of the debt issuance.

9.  Additional Paid-in Capital

	Warrants	Stock options and RSUs	Compensation options	Other paid-in capital	Total additional paid-in capital

As of December 31, 2012	$12,936	$7,655	$294	$11,270	$32,155
Stock options amortization	-	108	-	-	108
Restricted stock units expensed	-	768	-	-	768
Restricted stock units exercised	-	(153)	-	-	(153)
As of March 31, 2013	$12,936	$8,378	$294	$11,270	$32,878

Warrants

Warrant activity is summarized in the following table:

	Warrants outstanding	Valuation	Weighted average exercise price per share	Weighted average remaining life (yrs.)	Intrinsic value

As of December 31, 2012	19,977,743	$12,936	$4.25	2.6	$-
As of March 31, 2013	19,977,743	$12,936	$4.25	2.3	$-

The 19,977,743 outstanding warrants expire in the following time frames: 2,666,666 expire in July 2014, 2,091,275 expire in December 2014, and 15,219,802 expire in October 2015.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

Compensation Options

	Compensation options outstanding	Valuation	Weighted average exercise price per share	Expiry date	Weighted average remaining life (yrs.)

As of December 31, 2012	225,000	$294	$3.30	April 2013	0.3
As of March 31, 2013	225,000	$294	$3.30	April 2013	0.1

These options expired unexercised on April 20, 2013.

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or restricted stock units (“RSUs”) or restricted stock awards (“RSAs”) to our directors, officers, employees and consultants. The combined maximum number of our common shares that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding common shares on a non-diluted basis. Options under the Plan are granted from time to time at the discretion of the Board of Directors (“Board”), with vesting periods and other terms as determined by the Board. The LTIP is administered by the Board, which can delegate the administration to the Compensation Committee of the Board or to such other officers and employees of Vista as designated by the Board. Stock-based compensation expense for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
	2013	2012

Stock options	$108	$237
Restricted stock units	768	775
	$876	$1,012

As of March 31, 2013, stock options and RSUs had unrecognized compensation expense of $206 and $2,875, respectively, which is expected to be recognized over a weighted average period of 0.51 and 1.71 years, respectively.

Stock Options

A summary of option activity under the Plan as of March 31, 2013 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average exercise price per option	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding - December 31, 2012	3,102,500	$2.80	2.68	$637
Outstanding - March 31, 2013	3,102,500	$2.80	2.43	$248

Exercisable - March 31, 2013	2,802,500	$2.79	2.25	$248

A summary of the status of our unvested stock options as of March 31, 2013 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average grant-date fair value per option	Weighted average remaining amortization period (Years)
Unvested - December 31, 2012	300,000	$1.47
Unvested - March 31, 2013	300,000	$1.47	0.51

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

Restricted Stock Units

The following table summarizes the RSU activity under the LTIP as of March 31, 2013 and changes during the period then ended is set forth in the following table:

	Number of units	Weighted average fair value
Unvested - December 31, 2012	1,994,507	$3.52
Cancelled/forfeited	(9,288)	3.23
Vested	(50,000)	3.07
Granted	51,424	1.68
Unvested - March 31 , 2013	1,986,643	$3.47

 On March 5, 2013, the Board granted a total of 51,424 RSUs to an employee. 40% of the RSUs granted vest three years from the grant date and the remaining 60% vest based on the performance of the Company’s share price relative to the average of the AMEX Gold Basket of Unhedged Gold Stocks Index and Philadelphia Gold and Silver Sector Index (the “Benchmark”) expressed as a percent change over the period. The lower threshold is defined by the Company’s share price underperforming the Benchmark by 20% and the upper threshold is defined by the Company’s share price exceeding the Benchmark by 20%. Vesting will be calculated linearly with the lower threshold being zero, performance equal to the Benchmark being 50% and the upper threshold being 100%. If the performance vesting conditions are not met within 24 months of the date of grant, the RSUs are cancelled and of no further force and effect.

10.  Accumulated Other Comprehensive Income (Loss)

	Accumulated other comprehensive income (loss)	Accumulated other comprehensive income (loss), net of tax
As of December 31, 2012	$2	$2
Other comprehensive loss due to change in fair market value of marketable securities during period before reclassifications	(214)	(182)
Reclassifications due to realization of a gain on sale of marketable securities (1)	(6)	(5)
Net current-period other comprehensive loss	(220)	(187)
As of March 31, 2013	$(218)	$(185)

(1) Reclassified to gain on sale of marketable securities on the Condensed Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).

11.  Geographic and Segment Information

We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions. These activities are focused principally in Australia, North America and Indonesia. We reported no revenues during the three months ended March 31, 2013 and 2012. Geographic location of mineral properties and plant and equipment is provided in Notes 5 and 6, respectively. The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.

12.  Related Party Transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with support and analysis of our general corporate finance and strategy efforts. A founder and partner of Sierra is also one of our directors. As compensation for these services, we have agreed to pay Sierra a monthly retainer fee of $10 for the duration of the agreement. We  paid to Sierra $30 during each of the three month periods March 31, 2013 and 2012.

13.  Commitments and Contingencies

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

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce unless otherwise noted)

The Company has entered into, or may enter into, various agreements to find, lease or purchase mineral interests. These agreements typically require initial payments plus future payments for the life of the agreement; and may include provisions requiring the Company to pay a net smelter return (“NSR”) royalty on the gold produced. The Company can at its discretion terminate any of these agreements within defined notice periods.

14.  Fair Value Accounting

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

•	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

		Fair value at March 31, 2013
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$3,991	$3,991	$-
	Marketable securities	461	461	-
	Other investments (Midas Gold shares)	40,707	40,707	-
	Amayapampa interest	4,813	-	4,813
	Mill equipment	10,000	-	10,000

		Fair value at December 31, 2012
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$15,834	$15,834	$-
	Marketable securities	626	626	-
	Other investments (Midas Gold shares)	69,489	69,489	-
	Amayapampa interest	4,813	-	4,813
	Mill equipment	10,000	-	10,000

Our cash equivalent instruments, marketable securities and investment in Midas Gold are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The estimated fair value of the Amayapampa interest is based on probability-weighted cash flow scenarios discounted using a risk-adjusted discount rate (15%) and assumptions including future gold prices (average gold prices realized range from $1,038 to $1,247 per ounce, depending on timing of assumed start-up), estimated life-of-mine gold production (ranging from 350,000 to 650,000 ounces) and the expected timing of commercial production (periods ranging from 3 to 6 years or never), which are management’s best estimates based on currently available information. Significant changes in any of the unobservable inputs in isolation would result in a significant change in fair value measurement.  As a result of our analysis no change in fair value was deemed necessary as of March 31, 2013.

The Company incurred an impairment loss on certain mill equipment in 2012. This equipment was valued at $10,000 based on a third party assessment of the projected sale value. The mill equipment is categorized as assets held for sale on the Consolidated Balance Sheets.

At March 31, 2013, the assets classified within Level 3 of the fair value hierarchy represent 25% of the total assets measured at fair value.  There were no transfers between levels in 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our interim consolidated financial statements for the three months ended March 31, 2013 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This MD&A contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.  See “Note Regarding Forward-Looking Statements” below.

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

Our holdings include the Mt. Todd gold project in Australia, the Guadalupe de los Reyes gold/silver project in Mexico, the Los Cardones gold project in Mexico, the Long Valley gold project in California, the Awak Mas gold project in Indonesia, and mining claims in Utah. In addition, we own approximately 28% of the shares of Midas Gold Corp. (“Midas Gold”), a company exploring for gold and developing the Golden Meadows project in the Yellow Pine-Stibnite District in Idaho.  Midas Gold is listed on the Toronto Stock Exchange under the trading symbol “MAX”.

Outlook

Our Mt. Todd gold project in the Northern Territory, Australia will be our principal focus in 2013.  Our 2013 plans for Mt. Todd include completing a final resource estimate, initiating the process to permit development of the project including an environmental impact statement, and completing a pre-feasibility study.  Other programs, particularly significant development commitments, will be deferred until market conditions improve.

We do not currently generate operating cash flows. Our principal source of financing in the past has been the issuance of our common stock. The prices for gold equities, particularly those with early stage projects, have decreased steadily during the past six months, and capital raising has become more difficult for junior mining companies which do not have producing assets.  Consequently, raising sufficient amounts of equity capital on reasonable terms has become increasingly difficult. These conditions are expected to continue in 2013, and could affect our ability to raise the necessary capital on reasonable terms, if at all.

Results from Operations

Summary

For the three-month period ended March 31, 2013,  we continued to advance our Mt. Todd gold project in Northern Territory, Australia with a view towards potential development. Consolidated net loss for the three months ended March 31, 2013 was $27,406 or $0.34 per basic share compared to consolidated net loss for the same period in 2012 of $11,226 or $0.16 per basic share. The principal components of these period-over-period changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $7,130 during the three-month period ended March 31, 2013 compared to $5,707 for the same period in 2012. The higher 2013 costs were primarily due to increased expenses at our Mt. Todd gold project associated with the significant water treatment program completed in the existing open pit, the pre-feasibility study and related activities,  and permitting. At our Los Cardones gold project, costs decreased substantially in 2013 from 2012 since as of February 2012, Invecture Group, S.A. de C.V. (“Invecture”) has incurred all costs associated with the progression of this project under an earn-in right agreement (“Earn-in Right Agreement”). At our Guadalupe de los Reyes gold/silver project, costs decreased significantly in 2013 from 2012 as we incurred drilling costs in 2012 that did not occur in 2013.

Corporate administration and investor relations

Corporate administration and investor relations costs of  $1,910 during the three-month periods ended March 31, 2013 approximated those of $2,074 for the same period in 2012.

Depreciation and amortization

Depreciation and amortization expense was $275 and $126 for the three-month periods ended March 31, 2013 and 2012, respectively. The increase period-to-period was primarily attributable to increased capital expenditures at the Mt. Todd gold project.

Gain on disposal of mineral property

Pursuant to a joint venture agreement with Awak Mas Holdings Pty. Ltd. (“AM Holdings”), whereby AM Holdings may earn an 80% interest in our Awak Mas gold project in Indonesia, we received certain cash payments in excess of the carrying value of the project, which resulted in a realized gain of $934 during the three months ended March 31, 2012.

The Company had no similar transactions during the three months ended March 31, 2013.

Non-operating income and expenses

Unrealized loss on other investments

Unrealized loss on other investments was $28,781 and $7,365 for the three months ended March 31, 2013 and 2012, respectively.  These amounts are the result of changes in fair value of our Midas Gold shares.

Deferred income tax benefit/(expense)

The deferred income tax benefit/(expense) will fluctuate period-to-period based primarily on the change in the fair value of Vista US’s investment in Midas Gold. Deferred income tax benefit was $10,963 and $2,991 for the three months ended March 31, 2013 and 2012, respectively.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $9,546 for the three-month period ended March 31, 2013, compared to $7,049 for the same period in 2012. The increase of $2,497 was primarily the result of increases in exploration, property evaluation and holding costs as discussed above.

Investing activities

Net cash used in investing activities was $2,078 for the three-month period ended March 31, 2013 was primarily due to capitalized water treatment facility costs at the Mt. Todd gold project. Net cash provided by investing activities of $3,276 for the same period in 2012 was primarily due to receipt of $3,500 in accordance with option and earn-in agreements associated with certain mineral properties, which was partially offset by additions to plant and equipment of $342.

Financing activities

Net cash provided by financing activities was $9,637 for the three months ended March 31, 2013 due to the completion of a  loan facility in March 2013, as discussed below.

We received cash of $733 from the exercise of compensation options during the three months ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013, we had working capital of $31,685 compared with working capital of $60,342 at December 31, 2012, representing a decrease of $28,657. Our working capital decreased primarily due to the decrease in the fair value of other investments.  Included in the $31,727 working capital amount is $16,294 of cash and cash equivalents.

On March 28, 2013, we closed and drew a $9,764 (C$10,000) loan facility (the “2013 Facility”). The 2013 Facility matures March 28, 2014 and bears interest rate of 8% per annum.  In addition, the Company paid the lender fees of $99 (C$100) in cash and 125,798 common shares of the Company. The Company has the option to extend the 2013 Facility, as discussed in Note 7 of the Company’s March 31, 2013 Condensed Consolidated Financial Statements.

The 2013 Facility provides us with a non-dilutive source of liquidity during a very difficult equity market, and gives us the ability to continue our evaluation of the Mt. Todd gold project where we expect to complete a prefeasibility study and significantly advance the project permitting process, neither of which are particularly capital intensive.  Other programs, in particular significant development commitments, will be deferred until market conditions improve.  With these changes we believe that our current cash position will be sufficient for the remainder of 2013.

Potential near-term sources of additional cash include the proceeds from the sale of the mill equipment, which is currently being actively marketed, and has an estimated sale value of $10 million; and the completion of the earn-in at the Los Cardones gold project in Mexico by the Invecture Group, which would result in a $20 million payment to Vista.  However, there can be no assurance that either of these events will occur.

Common shares issued and outstanding

Number of shares issued
As of December 31, 2012	81,563,498
Shares issued for restricted stock	32,664
Shares issued in connection with the 2013 Facility	125,798
As of March 31, 2013	81,721,960

In January 2013, the Company issued 32,664 shares in connection with the vesting of restricted stock. The Company also issued 125,798 shares as part of the 2013 Facility, which had a fair value of $272 at the time of the debt issuance.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Contractual Obligations

At March 31, 2013, our contractual obligations consist of our 2013 Facility, discussed above, and a $635 obligation for the balance due on our acquisition of some land for our Los Cardones gold project, which is due upon the achievement of certain milestones and is recorded in other long-term liabilities in our Consolidated Balance Sheets.

Transactions with Related Parties

Agreement with Sierra Partners LLC

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with support and analysis of our general corporate finance and strategy efforts. A founder and partner of Sierra is also one of our directors. As compensation for these services, we have agreed to pay Sierra a monthly retainer fee of $10 for the duration of the agreement.  We  paid to Sierra $30 during each of the three month periods March 31, 2013 and 2012.

Project Updates

Mt. Todd Gold Project, Australia

In March 2013, we completed an updated mineral resource estimate for the Batman deposit at our Mt. Todd gold project in Northern Territory, Australia pursuant to Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects.  Previous technical reports contain extensive geologic and technical information related to the deposit for which the estimate is prepared. The last technical report was filed on SEDAR on October 5, 2012, and is entitled “NI 43-101 Technical Report - Resource Update - Mt. Todd Gold Project – Northern Territory, Australia” and was issued on October 4, 2012 with an effective date of September 4, 2012. Because the Company does not view this change in the Mt. Todd resource estimate as a material change, it will not be completing and filing a separate technical report for this resource update.

The updated mineral resource estimate includes the final 14 drill holes (7,701 total meters) from our resource conversion drilling program at the Mt. Todd gold project. The Batman deposit is now estimated to contain 7.40 million ounces of gold in the measured and indicated categories and 1.73 million ounces in the Inferred category. This resource estimate will be the basis for the feasibility study, which has been deferred until market conditions improve.

Highlights of the updated mineral resource estimate include:

•	A 5% increase in contained gold ounces in the M&I categories (+394,361 ozs) compared to the previous resource estimate (September 2012); and
•	A 44% increase in contained gold ounces in the M&I categories (+2,276,000 ozs) compared to the January 2011 preliminary feasibility study.

The new mineral resource estimate for the Batman deposit, as of March 12, 2013, is presented in the table below. The mineral resource estimate is reported at a cutoff grade of 0.40 grams of gold per tonne (0.015 ounces gold per ton), the same cut-off grade as the Company's previous estimates. The estimate was prepared using MicroMine® software and used whole block kriging to estimate block values.

March 2013 Mt. Todd Resource Estimate – Batman Deposit

Resource Classification	Metric Tonnes (x 1,000)	Gold Grade (grams Au/t)	Short Tons (x 1,000)	Average Grade (ounces/ton)	Contained Gold Ounces (x 1,000)
Measured (1)	77,793	0.877	85,751	0.026	2,193
Indicated (1)	201,792	0.803	222,435	0.023	5,209
Measured and Indicated (1)	279,585	0.823	308,187	0.024	7,401
Inferred (1)	72,458	0.742	79,870	0.022	1,729

 (1)  Cautionary note to U.S. investors:  see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” below.

In April 2013, the Northern Territory (“NT”) Government awarded our Mt. Todd gold project Major Project Status, signifying the NT Government's support for the timely and responsible development of the Mt. Todd gold project. Major Project Status is awarded by the NT Government to projects that have the potential to provide significant economic opportunities for the Territory and its citizens. Major Project Status prospectively provides a process and structure for decisions regarding matters of importance to the project to be made in an efficient and timely manner. Major Project Status is coordinated by a Cabinet-level committee and implementation is supervised by the office of the Chief Minister, thereby hopefully minimizing potential for delays in obtaining critical decisions.

In April 2013, we also completed and submitted a draft environmental impact statement (“EIS”) to the Environmental Protection Agency of the NT Government (“NTEPA”) for review. The NTEPA has proposed this review as a way to identify any items that may require additional study early in the process and to avoid untimely delays later in the approval process. We anticipate submitting the final EIS later in the second quarter of 2013 and believe that we remain on track to receive permits around the end 2013.

Guadalupe de los Reyes Gold/Silver Project, Mexico

Preliminary Economic Assessment

In March 2013, we completed of a preliminary economic assessment (“PEA”) for the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico which evaluated the viability of a 1,500 tonne per day (540,000 tonne per annum) processing facility with positive results.  The PEA was completed pursuant to Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects.  The last technical report was filed on SEDAR on November 29, 2012 and is entitled “Technical Report Resource of Guadalupe de los Reyes Gold/Siler Project – Sinaloa, Mexico” and was issued on November 5, 2012.

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

Project Economics

The following table provides details on the Project’s economics at variable gold price assumptions.

Financials @ 8% discount rate		Gold/Silver Price Assumptions
	Units	$1,184/ $22.40	$1,332/ $25.20	$1,480/ $28 (Base Case)	$1,628/ $30.80	$1,776/ $33.60
Average Gold Cash Costs	US$/oz	631	631	631	631	631
After-Tax NPV	US$M	10.9	34.1	57.3	80.3	103.3
IRR (After-Tax)%		11	16	21	25	29
Payback (After-Tax)	Years	6.0	4.0	3.6	3.4	3.2

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

Mineral Resources

The mineral resources utilized in this PEA are summarized in the table below.

Resource Classification	Metric Tonnes	Gold Grade (grams Au/t)	Silver Grade (grams Ag/t)	Contained Gold Ounces	Contained Silver Ounces
Indicated (1)	6,842,238	1.73	28.71	380,323	6,315,407
Inferred (1)	3,246,320	1.49	34.87	155,209	3,639,163

 (1) Cautionary note to U.S. investors:  see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” below.

Capital Costs

Capital costs estimates were done based on fourth quarter 2012, un-escalated U.S. dollars and are summarized in the table below.  Minor rounding errors may occur.

Area	Detail	Pre-Production	Sustaining	Total
		(in millions of dollars)
Direct Costs	Mine	8.2	6.7	14.8
	Mill	36.7	-	36.7
	Tailings	6.5	15.5	22.0
	Infrastructure	12.3	-	12.3
Mine Closure		-	5.0	5.0
Owner Costs		4.8	-	4.8
Contingency (30% applied to all)		20.5	8.2	28.7
Total Capex Estimate with Contingency		88.9	35.4	124.3

Capex Without Contingency		68.4	27.2	95.6
Minor rounding differences may exist

Operating Costs

Operating cost estimates were based on fourth quarter of 2012 un-escalated U.S. dollars and are summarized in the table below.  Minor rounding errors may occur.

	Unit Cost Estimate
Item	$/t Mined	$/t Milled	Cash Costs $/Au Ounce Payable
Mining	1.31	16.61	223
Processing		23.48	315
General and Administrative		1.50	20
Environmental		0.50	7
Total (without silver credits)		42.06	564
Minor rounding differences may exist

Annual Production

Year	Ore Mined	Gold Grade	Contained Gold	Silver Grade	Contained Silver	Waste	Strip Ratio
	(kt)	(g/t)	(kozs)	(g/t)	(kozs)	(kt)
(1)	2	1.69	0.11	16.79	1.08	895	447.5
1	540	1.89	32.79	12.35	214.42	2,698	5.0
2	540	1.89	32.79	12.35	214.42	2,698	5.0
3	540	1.89	32.79	12.35	214.42	2,698	5.0
4	540	3.51	60.93	34.20	593.84	3,592	6.7
5	540	1.69	29.35	16.79	291.51	4,058	7.5
6	540	1.69	29.35	16.79	291.51	4,058	7.5
7	540	1.69	29.35	16.79	291.51	4,058	7.5
8	540	1.48	25.67	26.31	456.83	46,935	8.6
9	540	1.57	27.22	38.43	667.19	7,479	13.9
10	540	2.54	44.08	99.51	1,727.57	15,444	28.6
11	104	2.54	8.49	99.51	332.72	12,215	117.5
Total/Avg	5,506	1.99	352.92	29.92	5,297.02	64,561	11.7

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

These Project Updates have been reviewed and approved by Mr. John W. Rozelle, Senior Vice President of Vista, under whose direction the Company’s technical reports are being carried out.  Mr. Rozelle is a qualified person as defined by National Instrument 43-101.

Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves

The terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”) and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.  Under SEC Industry Guide 7 standards, a “final” or

“bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

Accordingly, information contained in this report on Form 10-Q contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

Certain U.S. Federal Income Tax Considerations

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2012, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations.”

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this quarterly report, that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	proposed use of proceeds from the Company’s loan facility completed March 2013;
•	estimates of future operating and financial performance;
•	potential funding requirements and sources of capital;
•	the timing, performance and results of feasibility studies;
•	plans and anticipated effects of the holding of approximately 28% of the issued and outstanding shares of Midas Gold;
•	timing and receipt of required land use, environmental and other permits for the Los Cardones gold project;
•	plans for evaluation of the Mt. Todd gold project;
•	pre-feasibility study, feasibility study and resource estimate results at the Mt. Todd gold project;
•	our ability to raise sufficient capital to complete a feasibility study of the Mt. Todd gold project;
•	the feasibility of the Mt. Todd gold project;
•	the proposed benefits from attaining major project status on the Mt. Todd gold project;
•	our ability to raise sufficient capital on acceptable terms to finance the construction of the Mt. Todd gold project, should it be economically and technically feasible;
•	exploration, resource estimate and preliminary assessment results at the Guadalupe de los Reyes gold/silver project;
•	future business strategy, competitive strengths, goals and expansion and growth of the Company’s business;
•	our potential status as a producer;
•	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;

•	estimates of mineral reserves and mineral resources; and
•

Invecture Group, S.A. de C.V.’s (“Invecture”) success in meeting the exercise conditions of the earn-in right agreement related to the Los Cardones gold project dated February 7, 2012 (the “Earn-in Right Agreement”)

Forward-looking statements and forward-looking information have been based upon the our current business and operating plans, as approved by our board of directors; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; current market conditions and project development plans. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates on which they are based;
•	resource and reserve estimate results and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations and permits for our business, including its development plans and operating activities;
•	the timing and results of a pre-feasibility and a feasibility study on the Mt. Todd gold project;
•	delays in commencement of construction at the Mt. Todd gold project;
•	our ability to secure the permits for the Mt. Todd gold project;
•	delays in commencement of construction on the Los Cardones gold project;
•	status of or required governmental permits for the Los Cardones gold project;
•

the amendment and re-filing of the our Change of Forest Land Use Permit (“CUSF”) application and the uncertainty regarding the Mexican Secretariat of the Environment and Natural Resources review of our amended CUSF application;

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
•

the accuracy of calculations of mineral reserves, mineral resources and mineralized material fluctuations therein based on metal prices, inherent vulnerability of the ore and recoverability of metal in the mining process;

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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012, under “Part I-Item 1A. Risk Factors”. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged in the acquisition of gold projects and related activities, including exploration, engineering, permitting and the preparation of feasibility studies. The value of our properties, as well as our marketable securities and our investment in Midas Gold, is related to the price of gold, and changes in the price of gold could affect the value of, and/or our ability to generate revenue from, our portfolio of gold projects.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry, industry, and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. The market value for gold cannot be predicted for any particular time.

Because we have exploration operations in Mexico, Indonesia and Australia, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

At the end of the period covered by this quarterly report on Form 10-Q for the period ended March 31, 2013,  an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 13, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered securities during the period ended March 31, 2013 were previously reported on Form 8-K.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits

10.1	Credit Agreement between the Company and Sprott Resource Lending Partnership, dated March 28, 2013, previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2013.
10.2

General Security Agreement between the Company and Sprott Resource Lending Partnership, dated March 28, 2013, previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on March 28, 2013

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

(1)   Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the three months ended March 31, 2013 and 2012, (ii) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

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

VISTA GOLD CORP.
(Registrant)

Date: May 7, 2013	By:	/s/ Frederick H. Earnest
Frederick H. Earnest
Chief Executive Officer

Date: May 7, 2013	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer