Form 10-Q
period 2013-06-30
VISTA GOLD CORP
filed 2013-08-02
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)


☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ______________

Commission File Number 1-09025

VISTA GOLD CORP.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-0542444
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 5, 7961 Shaffer Parkway
Littleton, Colorado	80127
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,788,835 common shares, without par value, outstanding as of July 29, 2013.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2013

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	(Unaudited)
	June 30,	December 31,
	2013	2012

Assets:
Current assets:
Cash and cash equivalents	$9,299	$18,281
Restricted cash	100	70
Marketable securities (Note 4)	239	626
Other investments (Note 5)	22,167	69,489
Other current assets	2,100	2,963
Total current assets	33,905	91,429

Non-current assets:
Mineral properties (Note 6)	13,701	13,701
Plant and equipment, net (Note 7)	5,256	3,592
Assets held for sale (Note 7)	10,000	10,000
Amayapampa interest (Note 15)	4,813	4,813
Long-term investments	65	65
Long-term deferred tax asset	7,472	9,465
Total non-current assets	41,307	41,636

Total assets	$75,212	$133,065

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$2,209	$4,409
Debt (Note 8)	9,500	-
Accrued liabilities and other	1,836	1,839
Current deferred tax liability	7,472	24,839
Total current liabilities	21,017	31,087

Non-current liabilities:
Other long-term liabilities	635	635
Total non-current liabilities	635	635

Total liabilities	21,652	31,722

Commitments and contingencies – (Note 14)

Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares
outstanding: 2013 - 81,788,835 and 2012 - 81,563,498 (Note 9)	404,252	403,583
Additional paid-in capital (Note 10)	32,489	32,155
Accumulated other comprehensive income (loss) (Note 11)	(363)	2
Accumulated deficit (including during exploration stage: 2013 - $183,746 and 2012 - $135,325)	(382,818)	(334,397)
Total shareholders' equity	53,560	101,343

Total liabilities and shareholders' equity	$75,212	$133,065

Approved by the Board of Directors

/s/ John M. Clark	/s/ Tracy A. Stevenson
John M. Clark	Tracy A. Stevenson
Director	Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

1

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,			Cumulative during Exploration
	2013	2012	2013	2012		Stage

Operating income and (expenses):
Exploration, property evaluation and holding costs	$(5,877)	$(6,758)	$(13,007)	$(12,465)		$(108,266)
Corporate administration	(1,225)	(2,003)	(3,135)	(4,077)		(47,242)
Depreciation and amortization	(267)	(132)	(542)	(258)		(2,940)
Loss on extinguishment of convertible debt	-	-	-	-		(1,218)
Gain/(loss) on currency translation	793	(60)	372	(84)		142
Gain on disposal of mineral property, net	-	-	-	934		79,766
Write-down of mineral property	-	-	-	-		(250)
Total operating expense	(6,576)	(8,953)	(16,312)	(15,950)		(80,008)

Non-operating income and (expenses):
Gain/(loss) on sale of marketable securities	(24)	-	(18)	143		8,031
Unrealized loss on other investments (Note 5)	(18,541)	(34,951)	(47,322)	(42,316)		(60,338)
Write-down of marketable securities	-	-	-	-		(959)
Write-down of plant and equipment	-	-	-	-		(7,117)
Interest income	12	8	25	21		2,803
Interest expense	(200)	-	(206)	-		(4,318)
Other income/(expense)	(97)	182	38	173		(1,706)
Total non-operating expense	(18,850)	(34,761)	(47,483)	(41,979)	-	(63,604)

Loss from continuing operations before income taxes	(25,426)	(43,714)	(63,795)	(57,929)		(143,612)
Deferred income tax benefit	4,411	13,210	15,374	16,201		(1)
Loss from continuing operations after income taxes	(21,015)	(30,504)	(48,421)	(41,728)		(143,613)
Loss from discontinued operations	-	-	-	-		(5,192)
Net loss	$(21,015)	$(30,504)	$(48,421)	$(41,728)		$(148,805)

Other comprehensive loss:
Unrealized fair value decrease on available-for-sale securities	(145)	(23)	(365)	(83)		(363)
Comprehensive loss	$(21,160)	$(30,527)	$(48,786)	$(41,811)		$(149,168)

Basic:
Weighted average number of shares outstanding	81,745,476	72,112,543	81,671,873	71,830,466
Net loss per share	$(0.26)	$(0.42)	(0.59)	$(0.58)
Diluted:
Weighted average number of shares outstanding	81,745,476	72,112,543	81,671,873	71,830,466
Net loss per share	$(0.26)	$(0.42)	(0.59)	$(0.58)

	Common shares	Common stock	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income/(loss)	Total shareholders' equity

Balances at December 31, 2001	4,535,752	$197,900	$2,786	$(199,072)	$-	$1,614
Shares issued, net of transaction costs	57,384,000	151,819	9,329	-	-	161,148
Warrants and options	-	-	10,866	-	-	10,866
Dividend-in-kind	-	-	-	(34,941)	-	(34,941)
Other comprehensive income	-	-	-	-	929	929
Net loss	-	-	-	(81,274)	-	(81,274)
Balances at December 31, 2010	61,919,752	$349,719	$22,981	$(315,287)	$929	$58,342

Shares issued, net of transaction costs	9,584,131	30,400	588	-	-	30,988
Warrants and options	-	-	1,101	-	-	1,101
Other comprehensive loss	-	-	-	-	(754)	(754)
Net income	-	-	-	51,546	-	51,546
Balances at December 31, 2011	71,503,883	$380,119	$24,670	$(263,741)	$175	$141,223

Shares issued, net of transaction costs	10,059,615	23,464	-	-	-	23,464
Warrants and options	-	-	7,485	-	-	7,485
Other comprehensive loss	-	-	-	-	(173)	(173)
Net loss	-	-	-	(70,656)	-	(70,656)
Balances at December 31, 2012	81,563,498	$403,583	$32,155	$(334,397)	$2	$101,343

Shares issued, net of transaction costs	225,337	259	-	-	-	259
Warrants and options		410	334	-	-	744
Other comprehensive loss	-	-	-	-	(365)	(365)
Net loss	-	-	-	(48,421)	-	(48,421)

Balances at June 30, 2013	81,788,835	$404,252	$32,489	$(382,818)	$(363)	$53,560

	Six Months Ended June 30,		Cumulative during
	2013	2012	exploration stage
Cash flows from operating activities:
Net loss for the period	$(48,421)	$(41,728)	$(148,805)
Adjustments to reconcile net loss for the period
to net cash used in operations:
Depreciation and amortization	542	258	2,940
Stock-based compensation	744	1,992	12,795
Loss/ (gain) on disposal of marketable securities	18	(143)	(8,031)
Loss on extinguishment of convertible notes	-	-	1,218
Accrued interest and accretion of interest	-	-	3,519
Gain on disposal of mineral property	-	(934)	(80,035)
Write-down of non-current assets	-	-	7,367
Unrealized loss on other investments	47,322	42,316	60,338
Write down of marketable securities	-	-	959
Transaction costs	-	-	1,841
Deferred tax benefit	(15,374)	(16,201)	1
Other non-cash items	(264)	-	1,931
Change in working capital account items:
Other current assets	1,142	(538)	(1,072)
Interest paid	-	-	(7,586)
Accounts payable, accrued liabilities and other	(2,204)	(227)	2,592
Net cash used in operating activities	(16,495)	(15,205)	(150,028)
Cash flows from investing activities:
Purchases of marketable securities	-	(135)	(1,841)
Proceeds from sales of marketable securities	112	230	11,655
Acquisition of long-term investments	-	(45)	(3,632)
Additions to mineral property	-	-	(11,571)
Additions to plant and equipment	(2,206)	(589)	(24,849)
Change in restricted cash at Awak Mas	(30)	41	(100)
Proceeds from non-current asset disposals	-	3,500	6,740
Cash transferred to Allied Nevada Gold Corp., net of receivable	-	-	(24,517)
Net cash (used in)/provided by investing activities	(2,124)	3,002	(48,115)
Cash flows from financing activities:
Proceeds from debt financing, net (Note 8)	9,637	-	9,637
Proceeds from equity financings, net	-	-	161,542
Repayment of convertible notes	-	-	(26,108)
Proceeds from exercise of warrants	-	1,100	40,754
Proceeds from exercise of compensation options	-	733	733
Proceeds from exercise of stock options	-	-	4,068
Issuance of convertible notes	-	-	28,345
Cash paid in lieu of capital stock issuances	-	-	(107)
Transaction costs	-	-	(1,841)
Net cash provided by financing activities	9,637	1,833	217,023

Increase/(decrease) in cash and cash equivalents	(8,982)	(10,370)	18,880
Decrease in cash and cash equivalents - discontinued operations	-	-	(10,255)
Net increase/(decrease) in cash and cash equivalents	(8,982)	(10,370)	8,625
Cash and cash equivalents, beginning of period	18,281	17,873	674
Cash and cash equivalents, end of period	$9,299	$7,503	$9,299

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

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and should be read in conjunction with the audited consolidated financial statements as of December 31, 2012 and 2011, in our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts, which are based on information available as of the date of the financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly in all material respects the financial results for the period presented.   Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period. The December 31, 2012 condensed consolidated balance sheets were derived from audited financial statements, but do not include all disclosures required in the annual financial statements by U.S. GAAP.

2. Liquidity

These unaudited condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  Accordingly, the continuing operations of the Company are dependent upon our ability to secure sufficient funding and to generate future profits from operations.  The underlying value and recoverability of the amounts shown as mineral properties, plant and equipment, assets held for sale, investments and other property interests in the consolidated balance sheets are also dependent on our ability to generate positive cash flow from operations and to continue to fund exploration and development activities that would lead to profitable production or proceeds from the disposition of these assets.  There can be no assurance that we will be successful in generating future profitable operations, disposing of these assets or securing additional funding in the future on terms acceptable to us or at all.  These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not be able to continue as a going-concern.

The Company’s cash burn rate is expected to be reduced to approximately $3,500 to $4,500 per quarter through the remainder of 2013, with further material reductions planned for 2014.  The reduction in cash burn rate is expected to result from reductions in the corporate staff,   reductions in cash compensation for executives, senior management and the Company’s Board of Directors, and the delay or elimination of various discretionary programs.  The Company believes that its current position is sufficient for the remainder of 2013. The Company continues to seek financing with a focus on non-dilutive sources such as monetization of non-core assets, however, there can be no assurance that we will be able to monetize the non-core assets.

3.  Recent Accounting Pronouncements

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance related to items reclassified from accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its sources; and (ii) the income statement line items affected by the reclassification.  The standard was effective for us as of January 1, 2013, with early adoption permitted.  The adoption of this guidance did not have a significant impact on our consolidated financial position, results of operations or cash flows.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce amounts unless otherwise noted)

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, As Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued guidance related to the financial statement presentation of an unrecognized tax benefit, a similar tax loss, or a tax credit carryforward exists.   The new standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless certain circumstances exist.  The standard is effective for us as of January 1, 2014, with early adoption permitted.  The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

4. Marketable Securities

	At June 30, 2013			At December 31, 2012
	Cost	Unrealized loss	Fair value	Cost	Unrealized gain	Fair value

Current Marketable Equity Securities	$602	$(363)	$239	$624	$2	$626
	$602	$(363)	$239	$624	$2	$626

During the year ended December 31, 2012, we determined that certain of our securities had an other-than-temporary decline in value and a write-down of $39 was recorded in other income/(expense) in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss). There were no such write-downs during the six months ended June 30, 2013. In January 2013, we received a non-cash distribution of $109 that was paid in shares from an investment we held recorded in other income/(expense) in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

5. Other Investments

Midas Gold Corp. Combination

In April 2011, Vista completed a combination (the “Combination”) with Midas Gold, Inc. As part of the Combination, each party contributed their respective interests in gold assets in the Yellow Pine-Stibnite District in Idaho to form a new Canadian private company named Midas Gold Corp. (“Midas Gold”). In exchange for the contribution of its equity interests in Idaho Gold Holding Company, the holding company in which we held our assets in the Yellow Pine-Stibnite District,  Vista Gold U.S., Inc. (“Vista US”) was issued 30,402,615 common shares in the capital of Midas Gold. Concurrently with the Combination, we purchased 1,400,000 Midas Gold commons shares for an aggregate purchase price of $3,632 as part of a Midas Gold private placement. Following completion of these transactions, Vista holds a total of 31,802,615 Midas Gold shares, or 27.7%  of the total Midas Gold shares outstanding at March 31, 2013.

During the three and six months ended June 30, 2013, we recorded an unrealized loss on the Midas Gold shares of $18,541 and $47,322 with a corresponding US tax benefit of $6,806 and $17,371. As of June 30, 2013, the fair value of the Midas Gold shares we hold was $22,167.

6. Mineral Properties

	At June 30, 2013	At December 31, 2012

Mt. Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	2,752	2,752
Los Cardones, Mexico	8,053	8,053
Long Valley, United States	750	750
	$13,701	$13,701

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce amounts unless otherwise noted)

7. Plant and Equipment

	June 30, 2013			December 31, 2012
	Cost	Accumulated depreciation and write downs	Net	Cost	Accumulated depreciation and write downs	Net

Mt. Todd, Australia	$5,485	$1,586	$3,899	$3,497	$1,124	$2,373
Los Cardones, Mexico	1,194	119	1,075	1,194	109	1,085
Guadalupe de los Reyes, Mexico	21	5	16	21	3	18
Corporate, United States	774	508	266	556	440	116
Awak Mas, Indonesia	242	242	-	242	242	-
	$7,716	$2,460	$5,256	$5,510	$1,918	$3,592

Assets held for sale (mill equipment)	$10,000	$-	$10,000	$10,000	$-	$10,000

8. Debt

On March 28, 2013, the Company entered into a credit agreement with Sprott Resources Lending Partnership (the “Lender”) for purposes of establishing a C$10,000 ($9,500) loan facility (the “2013 Facility”). The 2013 Facility matures March 28, 2014, however early repayment of the 2013 Facility, at the Company’s option, is allowed provided that at least four months interest has been paid.  The maturity date can be extended by one year, to March 28, 2015, by mutual agreement of the Company and the Lender, subject to the payment of a 3.5% extension fee, which is payable in Vista common shares, and the Lender’s satisfaction in Vista’s capacity to repay the loan and that Vista’s assets are not, or are not about to become, impaired.

The 2013 Facility bears an interest rate of 8% per annum, payable monthly. In addition to interest, the 2013 Facility provided the Lender total fees associated with the closing of the 2013 Facility of 3.5% of the 2013 Facility amount, including C$100 ($99) in cash and the issue of 125,798 Vista common shares.  The 2013 Facility is secured by a general security agreement (“GSA”) with exclusions for the Mt. Todd gold project and the mill equipment. If the Company completes an asset disposition, other than of the assets excluded from the GSA, or a debt or equity financing the Company is required to utilize 50% of the net proceeds exceeding $1,000 to repay the 2013 Facility up to the full amount outstanding. The Company is in compliance with all related debt covenants.

9.  Capital Stock

Common shares issued and outstanding

Number of shares issued
As of December 31, 2012	81,563,498
Shares issued for restricted stock units	99,539
Shares issued in connection with debt issuance	125,798
As of June 30, 2013	81,788,835

During the six months ended June 30, 2013, the Company issued 99,539 common shares in connection with the vesting of restricted stock units (“RSUs”). The Company also issued 125,798 common shares as part of the 2013 Facility  (Note 8) which had a fair value of  $272 at the time of the debt issuance.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce amounts unless otherwise noted)

10.  Additional Paid-in Capital

	Warrants	Stock options and RSUs	Compensation options	Other paid-in capital	Total additional paid-in capital

As of December 31, 2012	$12,936	$7,655	$294	$11,270	$32,155
Stock options amortization	-	218	-	-	218
Restricted stock units expensed	-	526	-	-	526
Restricted stock units exercised	-	(410)	-	-	(410)
Compensation options expired	-	-	(294)	294	-
As of June 30, 2013	$12,936	$7,989	$-	$11,564	$32,489

Warrants

Warrant activity is summarized in the following table:

	Warrants outstanding	Valuation	Weighted average exercise price per share	Weighted average remaining life (yrs.)	Intrinsic value

As of December 31, 2012	19,977,743	$12,936	$4.25	2.6	$-
As of June 30, 2013	19,977,743	$12,936	$4.25	2.1	$-

The 19,977,743 outstanding warrants expire in the following time frames: 2,666,666 expire in July 2014, 2,091,275 expire in December 2014, and 15,219,802 expire in October 2015.

Compensation Options

	Compensation options outstanding	Valuation	Weighted average exercise price per share	Expiry date	Weighted average remaining life (yrs.)

As of December 31, 2012	225,000	$294	$3.30	April 2013	0.3
Expired	(225,000)	(294)
As of June 30, 2013	-	$-

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant stock options and/or restricted stock units (defined above as “RSUs”) or restricted stock awards (“RSAs”) to our directors, officers, employees and consultants. The combined maximum number of our common shares that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding common shares on a non-diluted basis. Options under the Plan are granted from time to time at the discretion of the Board of Directors (“Board”), with vesting periods and other terms as determined by the Board. The LTIP is administered by the Board, which can delegate the administration to the Compensation Committee of the Board or to such other officers and employees of Vista as designated by the Board. Stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Stock options	$110	$205	$218	$442
Restricted stock units	(242)	775	526	1,550
	$(132)	$980	$744	$1,992

As of June 30, 2013, stock options and RSUs had unrecognized compensation expense of $96 and $1,888, respectively, which is expected to be recognized over a weighted average period of 0.32 and 1.62 years, respectively. The negative RSU expense during the three months ended June 30, 2013 is due to cancelled or forfeited RSUs during the period.

Stock Options

A summary of stock option activity under the Plan as of June 30, 2013 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average exercise price per option	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding - December 31, 2012	3,102,500	$2.80	2.68	$637
Cancelled/Forfeited	(130,000)	3.16
Expired	(120,000)	3.57
Outstanding - June 30, 2013	2,852,500	$2.76	2.09	$-

Exercisable - June 30, 2013	2,552,500	$2.73	1.88	$-

A summary of the status of our unvested stock options as of June 30, 2013 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average grant-date fair value per option	Weighted average remaining amortization period (Years)
Unvested - December 31, 2012	300,000	$1.47
Unvested - June 30, 2013	300,000	$1.47	0.32

Restricted Stock Units

A summary of RSU activity under the LTIP as of June 30, 2013 and changes during the period then ended is set forth in the following table:

	Number of units	Weighted average fair value
Unvested - December 31, 2012	1,994,507	$3.52
Cancelled/forfeited	(351,340)	3.58
Vested	(116,875)	3.51
Granted	51,424	1.68
Unvested - June 30, 2013	1,577,716	$3.43

In general, a portion of the RSUs vest over a defined period of time, usually three years, and the remainder vest subject to certain Company and/or share price performance criteria, provided the recipient continues to be affiliated with Vista on the vesting date.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share and per ounce amounts unless otherwise noted)

11.  Accumulated Other Comprehensive Income (Loss)

	Accumulated other comprehensive income (loss)	Accumulated other comprehensive income (loss), net of tax
As of December 31, 2012	$2	$2
Other comprehensive loss due to change in fair market value of marketable securities during period before reclassifications	(347)	(295)
Reclassifications due to realization of gain/loss on sale of marketable securities (1)	(18)	(15)
Net current-period other comprehensive loss	(365)	(310)
As of June 30, 2013	$(363)	$(308)

(1) Reclassified to gain/(loss) on sale of marketable securities on the Condensed Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).

12.  Geographic and Segment Information

We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions. These activities are focused principally in Australia, North America and Indonesia. We reported no revenues during the three and six months ended June 30, 2013 and 2012. Geographic location of mineral properties and plant and equipment is provided in Notes 6 and 7, respectively. The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.

13.  Related Party Transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with support for and analysis of our general corporate finance and strategy efforts. A founder and partner of Sierra is also one of our directors. As compensation for these services, we have agreed to pay Sierra a monthly retainer fee of $10 for the duration of the agreement. We  paid to Sierra $30 and $60 during each of the three and six month periods ended June 30, 2013 and 2012.

14.  Commitments and Contingencies

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

The Company has entered into, or may enter into, various agreements to find, lease or purchase mineral interests. These agreements typically require initial payments plus future payments for the life of the agreement, and may include provisions requiring the Company to pay a net smelter return (“NSR”) royalty on the gold produced. The Company can at its discretion terminate any of these agreements within defined notice periods.

15.  Fair Value Accounting

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

•	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

		Fair value at June 30, 2013
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$6,660	$6,660	$-
	Marketable securities	239	239	-
	Other investments (Midas Gold shares)	22,167	22,167	-
	Amayapampa interest	4,813	-	4,813
	Mill equipment	10,000	-	10,000

		Fair value at December 31, 2012
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$15,834	$15,834	$-
	Marketable securities	626	626	-
	Other investments (Midas Gold shares)	69,489	69,489	-
	Amayapampa interest	4,813	-	4,813
	Mill equipment	10,000	-	10,000

Our cash equivalent instruments, marketable securities and investment in Midas Gold are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The estimated fair value of the Amayapampa interest is based on probability-weighted cash flow scenarios discounted using a risk-adjusted discount rate (15%) and assumptions including future gold prices (average gold prices realized range from $1,038 to $1,247 per ounce, depending on timing of assumed start-up), estimated life-of-mine gold production (ranging from 350,000 to 650,000 ounces) and the expected timing of commercial production (periods ranging from 3 to 6 years or never), which are management’s best estimates based on currently available information. Significant changes in any of the unobservable inputs in isolation would result in a significant change in fair value measurement. As a result of our analysis no change in fair value was deemed necessary as of June 30, 2013.

The Company incurred an impairment loss on certain mill equipment in 2012. This equipment was valued at $10,000 based on a third party assessment of the projected sale value. The mill equipment is categorized as assets held for sale on the Consolidated Balance Sheets.

At June 30, 2013, the assets classified within Level 3 of the fair value hierarchy represent 34% of the total assets measured at fair value.  There were no transfers between levels in 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our interim unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This MD&A contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.  See “Note Regarding Forward-Looking Statements” below.

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

Our holdings include the Mt. Todd gold project in Australia, the Guadalupe de los Reyes gold/silver project in Mexico, the Los Cardones gold project in Mexico, the Long Valley gold project in California, the Awak Mas gold project in Indonesia, and mining claims in Utah. In addition, as of March 31, 2013, we owned approximately 28% of the common shares of Midas Gold Corp. (“Midas Gold”, TSX: MAX), a company exploring for gold and developing the Golden Meadows project in the Yellow Pine-Stibnite District in Idaho.

Outlook

Our Mt. Todd gold project in the Northern Territory, Australia is currently our principal focus.  Through the remainder of 2013, we plan to complete an environmental impact statement for the project, establish a mutually agreeable level of participation in the project with the Jawoyn Association Aboriginal Corporation, and advance discussions with respect to several key project issues including natural gas supply and pricing, taxation, environmental matters and labor readiness initiatives.  The latter discussions will be conducted with the Government of the Northern Territory under the auspices of Major Project Status accorded to the Mt. Todd gold project in April 2013.  Other programs, particularly significant development commitments, will be deferred until market conditions improve.

We do not currently generate operating cash flows. Our principal source of financing in the past has been the issuance of our common shares. The prices for gold equities, particularly those with early stage projects, have decreased steadily during the past six months, and capital raising has become more difficult for junior mining companies which do not have producing assets.  Consequently, raising sufficient amounts of equity capital on reasonable terms has become increasingly difficult. These conditions are expected to continue in 2013, and could affect our ability to raise sufficient capital on reasonable terms, if at all.

Recent Corporate Events

On June 11, 2013, Vista Gold Corp. changed its jurisdiction of incorporation from the Yukon Territory, Canada to the Province of British Columbia, Canada under the Business Corporations Act (British Columbia) by way of a continuation (the “Continuation”).  Our shareholders approved the Continuation at the annual general and special meeting of shareholders held on April 30, 2013.  On June 11, 2013, we completed the filing of a continuation application with the Registrar of Companies for the Province of British Columbia and received a Certificate of Continuation from the Registrar of Companies.  For further details see our Current Report on Form 8-K filed on June 12, 2013.

Results from Operations

Summary

For the three- and six-month periods ended June 30, 2013,  we continued to advance our Mt. Todd gold project in Northern Territory, Australia with a view towards potential development. Consolidated net loss for the three months ended June 30, 2013 was $21,015 or $0.26 per basic share compared to consolidated net loss for the same period in 2012 of $30,504 or $0.42 per basic share. Consolidated net loss for the six months ended June 30, 2013 was $48,421 or $0.59 per basic share compared to consolidated net loss for the same period in 2012 of $41,728 or $0.58 per basic share. The principal components of these period-over-period changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $5,877 during the three-month period ended June 30, 2013 compared to $6,758 for the same period in 2012. Exploration, property evaluation and holding costs were $13,007 during the six-month period ended June 30, 2013 compared to $12,465 for the same period in 2012.  During 2013 costs were primarily due to expenses at our Mt. Todd gold project associated with the significant water treatment program completed in the existing open pit, the pre-feasibility study and related activities, and environmental impact statement (“EIS”) preparation/environmental permitting. 2012 costs at Mt. Todd did not include water treatment costs but included a significant development drilling program. At our Los Cardones gold project, costs decreased substantially in 2013 from 2012 since, as of February 2012, Invecture Group, S.A. de C.V. (“Invecture”) has incurred all costs associated with the progression of this project under an earn-in right agreement (“Earn-in Right Agreement”). At our Guadalupe de los Reyes gold/silver project, costs decreased significantly in 2013 from 2012 as we incurred drilling costs in 2012 that were not incurred in 2013.

Corporate administration

Corporate administration costs of $1,225 during the three-month period ended June 30, 2013 compared to $2,003 for the same period in 2012. Corporate administration costs of $3,135 during the six-month period ended June 30, 2013 compared to $4,077 for the same period in 2012. The decrease period over period was due to a decrease in legal fees and stock based compensation expense.

Depreciation and amortization

Depreciation and amortization expense was $267 and $132 for the three-month periods ended June 30, 2013 and 2012, respectively. Depreciation and amortization expense was $542 and $258 for the six-month periods ended June 30, 2013 and 2012, respectively. The increase period-to-period was primarily attributable to increased capital expenditures at the Mt. Todd gold project.

Gain on disposal of mineral property

Pursuant to a joint venture agreement with Awak Mas Holdings Pty. Ltd. (“AM Holdings”), whereby AM Holdings may earn an 80% interest in our Awak Mas gold project in Indonesia, we received certain cash payments in excess of the carrying value of the project, which resulted in a realized gain of $934 during the six months ended June 30, 2012.

The Company had no similar transactions during the six months ended June 30, 2013.

Non-operating income and expenses

Unrealized loss on other investments

Unrealized loss on other investments was $18,541 and $34,951 for the three months ended June 30, 2013 and 2012, respectively.  Unrealized loss on other investments was $47,322 and $42,316 for the six months ended June 30, 2013 and 2012, respectively. These amounts are the result of changes in fair value of our Midas Gold common shares.

Deferred income tax benefit

The deferred income tax benefit/(expense) will fluctuate period-to-period based primarily on the change in the fair value of Vista Gold U.S., Inc.’s investment in Midas Gold. To the extent our U.S. deferred tax assets exceed our U.S. deferred tax liabilities that primarily relate to Vista Gold U.S., Inc.'s investment in Midas Gold, we establish a valuation allowance on our net U.S. deferred tax assets due to inability to determine that it is more likely than not that we will realize the benefit of the deferred tax assets. Deferred income tax benefit was $4,411 and $15,374 for the three and six months ended June 30, 2013, respectively, compared to $13,210 and $16,201 for the three and six months ended June 30, 2012, respectively.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $16,495 for the six-month period ended June 30, 2013, compared to $15,205 for the same period in 2012. The increase of $1,290 was primarily the result of increases in exploration, property evaluation and holding costs as discussed above.

Investing activities

Net cash used in investing activities was $2,124 for the six-month period ended June 30, 2013 was primarily due to capitalized water treatment facility costs at the Mt. Todd gold project. Net cash provided by investing activities of $3,002 for the same period in 2012 was primarily due to receipt of $3,500 in accordance with option and earn-in agreements associated with certain mineral properties, which was partially offset by additions to plant and equipment of $589.

Financing activities

Net cash provided by financing activities was $9,637 for the six months ended June 30, 2013 due to the completion of a  loan facility in March 2013, as discussed below.

We received cash of $733 from the exercise of compensation options and $1,100 from the exercise of compensation warrants during the six months ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2013, we had working capital of $12,888 compared with working capital of $60,342 at December 31, 2012, representing a decrease of $47,454. Our working capital decreased primarily due to the decrease in the fair value of our shares of Midas Gold, net of deferred tax benefit, the use of cash to fund operations and the addition of the 2013 Facility.  Included in the $12,888 working capital amount is $9,299 of cash and cash equivalents.

Management is strongly committed to careful cash management and maintaining liquidity.  We continue to advance several important value-adding initiatives, including the authorization process for the Mt. Todd project environmental impact statement, none of which are particularly capital intensive. Discretionary programs requiring material capital commitments, exploration programs and technical studies in particular, have been deferred until market conditions improve. The Company’s cash burn rate is expected to be reduced to approximately $3,500 to $4,500 per quarter through the remainder of 2013, with further material reductions planned for 2014.  The expected reduction in cash burn rate includes reductions in the corporate staff, voluntary reductions of up to 50% in executive, senior management and Board cash compensation and the delay or elimination of various discretionary programs.  The Company believes that its current position is sufficient for the remainder of 2013.

We continue to prioritize our capital raising efforts on non-dilutive sources. Potential near-term sources of additional cash include the proceeds from the sale of the mill equipment, which is currently being actively marketed, and has an estimated net value of $10,000; and the completion of the earn-in at the Los Cardones gold project in Mexico by the Invecture Group, which would result in a $20,000 payment to Vista. The Company is also considering options to monetize other non-core assets. However, there can be no assurance that any of these events will occur.

On March 28, 2013, we closed and drew a C$10,000 ($9,500) loan facility (the “2013 Facility”). The 2013 Facility matures March 28, 2014 and bears interest rate of 8% per annum.  The 2013 Facility is secured by a general security agreement on our assets, with carve-outs for our Mt. Todd gold project and our mill equipment. In the event that we complete a sale of the mill equipment, we are not required to use any portion of the proceeds to repay the 2013 Facility, and may instead use the proceeds on general operating expenses and the advancement of the Mt. Todd gold project.  We have the option to extend the 2013 Facility for an additional year to March 28, 2015 subject to the payment of a 3.5% fee, which is payable in our common shares, and the Lender’s satisfaction in our capacity to repay the loan and that our assets are not, or are not about to become, impaired. Should we be unable to raise the cash necessary for full repayment of the 2013 Facility when it is due on March 28, 2014, we will likely seek to extend the 2013 Facility and we may also seek additional sources of financing through debt or issuance of our common shares.  In the past year, capital raising has become more difficult for junior mining companies which do not have producing assets and these conditions are expected to continue in 2013 and possibly 2014.  Consequently, we may not be able to raise capital in sufficient amounts on reasonable terms, if at all.

The continuing operations of the Company are dependent upon our ability to secure sufficient funding and to generate future profits from operations.  The underlying value and recoverability of the amounts shown as mineral properties, plant and equipment, assets held for sale, investments and other property interests in our consolidated balance sheets are dependent on our ability to generate positive cash flow from operations and to continue to fund exploration and development activities that would lead to profitable production or proceeds from the disposition of these assets. There can be no assurance that we will be successful in generating future profitable operations, disposing of these assets or securing additional funding in the future on terms acceptable to us or at all.  Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not be able to continue as a going-concern.

Common shares issued and outstanding

Number of shares issued
As of December 31, 2012	81,563,498
Shares issued for restricted stock units	99,539
Shares issued in connection with debt issuance	125,798
As of June 30, 2013	81,788,835

During the six months ended June 30, 2013, the Company issued 99,539 common shares in connection with the vesting of restricted stock. The Company also issued 125,798 common shares as part of the 2013 Facility, which had a fair value of $272 at the time of the debt issuance.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Contractual Obligations

At June 30, 2013, our contractual obligations consist of our 2013 Facility, discussed above, and a $635 obligation for the balance due on our acquisition of certain land for our Los Cardones gold project, which is due upon the achievement of certain milestones and is recorded in other long-term liabilities in our Consolidated Balance Sheets.

Transactions with Related Parties

Agreement with Sierra Partners LLC

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra agreed to provide us with support for and analysis of our general corporate finance and strategy efforts. A founder and partner of Sierra is also one of our directors. As compensation for these services, we have agreed to pay Sierra a monthly retainer fee of $10 for the duration of the agreement.  We  paid to Sierra $30 and $60 during each of the three month periods ended June 30, 2013 and 2012.

Project Updates

Mt. Todd Gold Project, Australia

In April 2013, the Northern Territory (“NT”) Government awarded our Mt. Todd gold project Major Project Status, signifying the NT Government's support for the timely and responsible development of the Mt. Todd gold project. Major Project Status is awarded by the NT Government to projects that have the potential to provide significant economic opportunities for the Northern Territory and its citizens. Major Project Status prospectively provides a process and structure for decisions regarding matters of importance to the project to be made in an efficient and timely manner. Major Project Status is coordinated by a Cabinet-level committee and implementation is supervised by the office of the Chief Minister, thereby hopefully minimizing potential for delays in obtaining critical decisions.

In May 2013, we completed a prefeasibility study (the “PFS”) at our Mt. Todd gold project in Northern Territory, Australia pursuant to Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”). The technical report was filed on SEDAR on June 28, 2013, and is entitled “NI 43-101 Technical Report - Mt. Todd Gold Project 50,000 tpd Preliminary Feasibility Study – Northern Territory, Australia” and was issued on June 28, 2013 with an effective date of May 29, 2013.

The PFS evaluates two development scenarios including a 50,000 tonne per day (“tpd”) project that develops more of the Mt. Todd resource (the “Base Case”) and generates a larger Net Present Value (“NPV”) and a smaller and higher-grade 33,000 tpd project that focuses on maximizing return and operating margins (the “Alternate Case”).

Highlights of the 50,000 tpd Base Case include:

•

a 5% increase in contained gold ounces in the measured and indicated categories (+394,361 ozs) compared to the previous resource estimate (September 2012); and estimated proven and probable reserves of 5.90 million ounces of gold (223 million tonnes at 0.82 g Au/t) at a cut-off grade of 0.40 g Au/t, an increase of 44% from the Company's January 2011 prefeasibility study(1);

•	average annual production of 369,850 ounces of gold per year over the mine life, including average annual production of 481,316 ounces of gold per year during the first five years of operations;
•	life of mine average cash costs of $773 per ounce, including average cash costs of $662 per ounce during the first five years of operations;
•	a 13 year operating life;
•	after-tax NPV5% of $591.3 million and internal rate of return of 15.9% at $1,450 per ounce gold prices, increasing to $876.6 million and 21.1%, respectively, at $1,600 per ounce gold prices; and
•	initial capital requirements of $1,046 million

Highlights of the 30,000 tpd Alternate Case include:

•	estimated proven and probable reserves of 3.56 million ounces of gold (124 million tonnes at 0.90 g Au/t) at a cut-off grade of 0.45 g Au/t(1);
•	average annual production of 262,826 ounces of gold per year over the mine life, including average annual production of 294,502 ounces of gold per year during the first five years of operations;
•	life of mine average cash costs of $684 per ounce, including average cash costs of $676 per ounce during the first five years of operations;
•	an 11 year operating life;
•	after-tax NPV5% of $440.2 million and internal rate of return of 16.9% at $1,450 per ounce gold prices, increasing to $615.6 million and 21.4%, respectively, at $1,600 per ounce gold prices; and
•	Initial capital requirements of $761 million.

(1) Cautionary note to U.S. investors:  Proven and probable reserves are estimated in accordance with NI 43-101 and do not constitute SEC Industry Guide 7 compliant reserves see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” below.

Base Case Scenario Presented in PFS

Highlights of the PFS Base Case scenario are presented in the table below:

Base Case (50,000 tpd) @ $1,450/oz Au	Years 1-5		Life of Mine ("LOM") (13 years)
	Annual Average	Total	Annual Average	Total
Average Milled Grade (g/t)	1.03		0.82
Payable Gold (000's ozs)	481	2,407	370	4,808
Gold Recovery	82.0%		81.5%
Cash Costs ($/oz)	$662		$773
Strip Ratio (waste:ore)	2.5		2.7
Initial Capital ($ millions)			$1,046
Pre-tax NPV 5% ($ millions)			$1,094
After-tax NPV 5% ($ millions)			$591
Internal Rate of Return (Pre-tax/After-tax)			21.8% / 15.9%
After-tax Payback (Production Years)			3.5

    Note: Economics presented using $1,450/oz gold and a flat $1.00 USD : $1.00 AUD exchange rare and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

The following table provides additional details of the Mt. Todd gold project’s Base Case economics at variable gold price and Australian dollar assumptions:

After-Tax NPV 5%, in Millions	Base Case (50,000 tpd) Gold Price per Ounce
ForEx USD/AUD	$1,200	$1,300	$1,400	$1,450	$1,500	$1,600	$1,700	$1,800
USD$1.10	($51.4)	$155.9	$352.1	$448.4	$543.8	$734.5	$924.9	$1,114.1
USD$1.00	$108.1	$304.5	$496.1	$591.3	$686.6	$876.6	$1,065.6	$1,255.1
USD$0.90	$258.5	$448.3	$638.8	$733.6	$828.3	$1,017.2	$1,206.5	$1,395.9
USD$0.80	$400.6	$591.0	$780.0	$874.4	$968.9	$1,157.9	$1,347.2	$1,536.1
Note: Changes in Foreign Exchange rates are only applied to operating costs and not applied to either initial or sustaining capital costs.

Base Case key capital expenditures for initial and sustaining capital requirements are identified in the following table:

Capital Expenditures ($ Millions)	Initial	Sustaining
Base Case (50,000) tpd)	Capital	Capital
Capitalized Stripping & Dewatering	$57	$40
Mobile Equipment	$139	$151
Process Facility	$410	-
Tailings	$20	$184
Power Plant	$91	-
Water Supply & Treatment	$19	-
Owners Cost	$203	($10)
Sub-Total	$938	$366
Contingency	$107	$23
Salvage Value		($124)
Mine Closure	$1	$94
Total Capital	$1,046	$359
Total Capital per payable ounce gold	$218	$75

    Note: Amounts may not add due to rounding.  The negative value in the sustaining capital category of the owners' cost line is the recapture of the cash component of the project's cash reclamation bond, which is spend as cash under the Mine Closure category.

The following table presents a breakdown of Base Case operating costs. The project includes a 76MW gas-fired power plant in the initial capital.  The Base Case project consumes all power generated during the operating life.  Self-generated power creates significant savings in operating costs compared to a grid-sources power solution. During the four years of reclamation and closure, the PFS assumes we will continue to generate power and will sell that power into the Northern Territory electrical grid, for which there is a known market and indicative purchase rates have been provided by the government-owned utility.

Operating Cost - Base Case (50,000 tpd)	First 5 Years		LOM Cost
	Per tonne processed	Per ounce	Per tonne processed	Per ounce
Mining	$8.18	$302.30	$6.95	$321.88
Processing	$8.71	$321.47	$8.78	$406.86
Site General and Administrative	$0.49	$18.27	$0.50	$22.94
Jawoyn Royalty	$0.39	$14.50	$0.31	$14.50
Water Treatment	$0.07	$2.60	$0.10	$3.39
Refining Costs	$0.09	$3.19	$0.07	$3.19
Power Credit	-	-	-	-
Total Cash Costs	$17.93	$662.06	$16.70	$772.76
Note: Jawoyn Royalty and Refining Costs calculated at $1,450 per ounce of gold. Amounts may not add due to rounding.

The 50,000tpd Base Case mine plan contains plan contains 209.5 million tonnes of ore mined from the Batman open pit plus 13.4 million tonnes of ore from the existing heap leach pad that is processed through the mill at the end of the mine life.  Together, 222.8 million tonnes of ore containing 5.901 million ounces of gold at an average grade of 0.82 g Au/t are processed over the 13 year operating life.  Total gold recovered is expected to be 4.808 million ounces.  Average annual gold production over the life of mine is 369,850 ounces, averaging 481,316 ounces during the first five years of operations, with 580,472 ounces produced in the first year of operations.  Commercial production would begin following two years of construction and commissioning.

The following table highlights the Base Case production schedule:

Years	Ore Mined (kt)	Waste mined (kt)	Strip Ratio (W:O)	Milled Ore (kt)	Milled Grade (g/t)	Contained Ounces (kozs)	Mill Production (kozs)
(1)	11,764	24,761	2.1	-	-	-	-
1	28,101	33,803	1.2	17,799	1.24	708	580
2	20,983	55,290	2.6	17,750	0.92	525	430
3	23,941	78,227	3.3	17,750	1.07	613	502
4	18,285	71,608	3.9	17,750	0.82	471	386
5	29,066	58,329	2.0	17,799	1.08	620	508
6	7,561	71,279	9.4	17,750	0.71	408	334
7	4,777	54,405	11.4	17,750	0.55	312	256
8	7,078	45,482	6.4	17,750	0.53	301	247
9	10,700	38,710	3.6	17,799	0.57	325	266
10	24,331	27,864	1.1	17,750	0.83	473	388
11	22,861	2,592	0.1	17,750	1.14	653	535
12	-	-	-	17,750	0.57	324	258
13	-	-	-	9,659	0.54	168	117
Total	209,451	562,349	2.7	222,805	0.82	5,901	4,808

Note: Amounts may not add due to rounding. Total milled ore includes material from the heap leach pad that is processed at the end of the mine life.

The table below illustrates the updated reserve and resource estimate for the Project.  The effective date of the Batman deposit resource estimate is March 18, 2013.  The effective date of the heap leach resource estimate is May 29, 2013.

Mt. Todd Gold Project Reserves, Base Case (50,000 tpd) 0.40 g Au/t cut-off. Reserves calculated at $1,360 per ounce of gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
	Tonnes (000s)	Grade (g/t)	Contained Ounces	Tonnes (000s)	Grade (g/t)	Contained Ounces	Tonnes (000s)	Grade (g/t)	Contained Ounces	Tonnes (000s)	Grade (g/t)	Contained Ounces
Proven	72,495	0.88	2,057	-	-	-	-	-	-	72,495	0.88	2,057
Probable	136,955	0.82	3,612	13,354	0.54	232	-	-	-	150,309	0.80	3,844
Proven and Probable	209,451	0.84	5,669	13,354	0.54	232	-	-	-	222,805	0.82	5,901

Mt. Todd Gold Project Resources Base Case (50,000 tpd)

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
	Tonnes (000s)	Grade (g/t)	Contained Ounces	Tonnes (000s)	Grade (g/t)	Contained Ounces	Tonnes (000s)	Grade (g/t)	Contained Ounces	Tonnes (000s)	Grade (g/t)	Contained Ounces
Measured	77,793	0.88	2,193	-	-	-	571	0.98	18	78,364	0.88	2,211
Indicated	201,792	0.80	5,209	13,354	0.54	232	6,868	1	181	222,014	0.79	5,622
Measured and Indicated	279,585	0.82	7,401	13,354	0.54	232	7,439	0.83	199	300,378	0.81	7,832
Inferred	72,458	0.74	1,729	-	-	-	11,767	0.85	320	84,225	0.76	2,049

    Note: Measured and indicated resources include proven and probable reserves.  Batman and Quigleys resources are quoted at a 0.40g Au/t cut-off grade.  Heap leach resources are the average grade of the heap, no cut-off applied.  Economic analysis conducted on proven and probable reserves.

Cautionary note to U.S. investors:  Proven and probable reserves are estimated in accordance with NI 43-101 and do not constitute SEC Industry Guide 7 compliant reserves see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” below.

Alternative Case Scenario Presented in PFS

The key differences between the Base Case and the alternative case include:

•	a 33,000 tpd mining facility versus a 50,000 tpd facility in the Base Case with associated lower mining rates and a smaller fleet; and
•	a reserve pit shell of $925/oz versus $1,360/oz in the Base Case and the application of a higher cut-off grade (0.45g Au/t versus 0.40g Au/t).

Highlights of the PFS alternative case scenario are presented in the table below:

Alternate Case (30,000 tpd) @ $1,450/oz Au	Years 1-5		LOM (11 years)
	Annual Average	Total	Annual Average	Total
Average Milled Grade (g/t)	0.95		0.90
Payable Gold (000's ozs)	295	1,473	263	2,891
Gold Recovery	82.0%		81.2%
Cash Costs ($/oz)	$676		$684
Strip Ratio (waste:ore)	2.1		2
Initial Capital ($ millions)			$761
Pre-tax NPV 5% ($ millions)			$777
After-tax NPV 5% ($ millions)			$440
Internal Rate of Return (Pre-tax/After-tax)			22.1% / 16.9%
After-tax Payback (Production Years)			3.2

    Note: Economics presented using $1,450/oz gold and a flat $1.00 USD : $1.00 AUD exchange rare and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

The following table provides additional details of the project’s alternative case economics at variable gold price and Australian dollar assumptions:

After-Tax NPV 5%, in Millions	Base Case (50,000 tpd) Gold Price per Ounce
ForEx USD/AUD	$1,200	$1,300	$1,400	$1,450	$1,500	$1,600	$1,700	$1,800
USD$1.10	$58.5	$187.2	$305.1	$363.2	$421.5	$538.2	$655.5	$773.2
USD$1.00	$146.4	$265.6	$381.9	$440.2	$498.5	$615.6	$733.2	$850.9
USD$0.90	$225.6	$342.4	$458.8	$517.1	$575.8	$693.2	$810.9	$928.6
USD$0.80	$303.3	$419.3	$535.9	$594.6	$653.2	$770.9	$888.6	$1,006.3
Note: Changes in Foreign Exchange rates are only applied to operating costs and not applied to either initial or sustaining capital costs.

Alternate Case key capital expenditures for initial and sustaining capital requirement are identified in the table below:

Capital Expenditures ($ Millions)	Initial	Sustaining
Alternative Case (33,000) tpd)	Capital	Capital
Capitalized Stripping & Dewatering	$24	$38
Mobile Equipment	$77	$73
Process Facility	$310	-
Tailings	$19	$86
Power Plant	$64	-
Water Supply & Treatment	$11	-
Owners Cost	$75	($14)
Sub-Total	$680	$183
Contingency	$80	$11
Salvage Value	-	($77)
Mine Closure	$1	$94
Total Capital	$761	$211
Total Capital per payable ounce gold	$263	$73

    Note: Amounts may not add due to rounding.  The negative value in the sustaining capital category of the owners' cost line is the recapture of the cash component of the project's cash reclamation bond, which is spend as cash under the Mine Closure category.

The following table presents a breakdown of Alternate Case operating costs.  The Alternate Case project includes a 58MW gas-fired power plant in initial capital.  During the operating life, the power plant generates excess power and Vista has assumed a power credit against operating costs.  Additionally, during the four years of reclamation and closure, Vista intends to generate and sell power into the Northern Territory electrical grid, for which there is a known market and indicative purchase rates have been provided by the government-owned utility.

Operating Cost - Alternate Case (33,000 tpd)	First 5 Years		LOM Cost
	Per tonne processed	Per ounce	Per tonne processed	Per ounce
Mining	$6.55	$260.99	$5.49	$234.75
Processing	$9.37	$373.32	$9.51	$406.86
Site General and Administrative	$0.74	$29.42	$0.74	$31.63
Jawoyn Royalty	$0.36	$14.50	$0.34	$4.50
Water Treatment	$0.08	$3.17	$0.11	$3.55
Refining Costs	$0.08	$3.19	$0.07	$3.19
Power Credit	($0.23)	($15.99)	($0.23)	($10.05)
Total Cash Costs	$16.97	$675.61	$15.99	$684.43
Note: Jawoyn Royalty and Refining Costs calculated at $1,450 per ounce of gold. May not add due to rounding.

The 33,000 tpd Alternate Case mine plan contains 110.4 million tonnes of ore mined from the Batman open pit plus 13.4 million tonnes of ore from the existing heap leach pad that is processed through the mill at the end of the mine life.  Together, 123.7 million tonnes of ore containing 3.562 million ounces of gold at an average grade of 0.90 g Au/t are processed over the 11 year operating life.  Total gold recovered is expected to be 2.891 million ounces.  Average annual gold production over the life of mine is 262,826 ounces, averaging 294,502 ounces during the first five years of operations, with 417,166 ounces produced in the first year of operations.  Commercial production would begin following two years of construction and commissioning.

The table below highlights the Alternate Case production schedule:

Years	Ore Mined (kt)	Waste mined (kt)	Strip Ratio (W:O)	Milled Ore (kt)	Milled Grade (g/t)	Contained Ounces (kozs)	Mill Production (kozs)
(1)	3,407	8,483	2.5	-	-	-	-
1	16,872	23,714	1.4	11,747	1.35	509	417
2	12,013	23,611	2.0	11,715	0.86	323	265
3	17,775	22,960	1.3	11,715	1.16	438	359
4	4,921	35,191	7.2	11,715	0.63	237	194
5	10,331	24,062	2.3	11,747	0.77	289	237
6	17,311	23,934	1.4	11,715	1.17	442	361
7	2,681	31,629	11.8	11,715	0.65	245	201
8	8,501	22,889	2.7	11,715	0.73	277	227
9	12,597	6,209	0.5	11,747	0.99	375	308
10	3,964	49	-	11,715	0.83	314	244
11	-	-	-	6,482	0.54	113	79
Total	110,374	222,732	2.0	123,728	0.90	3,562	2,891

Note: Amounts may not add due to rounding. Total milled ore includes material from the heap leach pad that is processed at the end of the mine life.

Project Description

Gold mineralization in the Batman deposit at the Project occurs in sheeted veins within silicified greywackes/shales/siltstones.  The Batman deposit strikes north-northeast and dips steeply to the east.  Higher grade zones of the deposit plunge to the south.  The core zone is approximately 200-250 meters wide and 1.5 km long, with several hanging wall structures providing additional width to the orebody.  Mineralization is open at depth as well as along strike, although the intensity of mineralization weakens to the north and south along strike.

The Project is designed to be a conventional, owner-operated, large open-pit mining operation that will utilize large-scale mining equipment in a blast/load/haul operation.  Ore is planned to be processed in a large comminution circuit consisting of a gyratory crusher, two cone crushers, two High Pressure Grinding Roll (“HPGR”) crushers, and three ball mills as discussed in greater detail below.  Vista plans to recover gold in a conventional carbon-in-leach (“CIL”) recovery circuit.

Metallurgy, Processing and Infrastructure

Our metallurgic test work programs support: (1) ore hardness estimates at the Batman deposit that are consistent and do not change at depth; (2) the selection of  HPGR technology as part of the comminution circuit; (3) estimated gold recovery rates based on optimized grind size and leach conditions; and (4) the processing of material from the historic heap leach pad at the end of the proposed mine life.

Ore Hardness

Samples used for the test work program were sourced from eight holes from the Company's 2010 and 2011 drilling program that were oriented to intersect the main Batman deposit beneath the existing pit and are believed to be representative of the ore within the limits of the preliminary feasibility pit.

Twenty of the samples were subjected to Bond ball mill work index (“BWi”) tests, the SMC Test (drop-weight and specific gravity tests) as well as Compressive Strength Tests and Crushing Work Index (“CWI”) tests.  The results of the BWi tests show an average BWi value of 26.2 kWh/t with a maximum value of 28.2 kWh/t and a minimum value of 23.6 kWh/t.

The results of this test work support two main conclusions: (1) that the hardness of ore at the Batman deposit is relatively constant; and (2) that ore at the Batman deposit does not change at depth.

This test work validates the Company's prior test work and supports Vista's comminution circuit design, which is designed to crush and grind ore with an average BWi of 27.4 kWh/t, a 5% factor of safety above the average BWi and closer to the 75th percentile of BWi test results.

HPGR Selection

Our proposed comminution circuit incorporates the use of a large gyratory crusher and two large cone crushers for the primary and secondary stages, but contemplates the use of HPGRs as the third-stage of the crushing circuit.  Much of our test work has focused on confirming the use of HPGRs.

Initially, we ran a series of parallel tests comparing a semi-autogenous grinding (“SAG”)/ball mill circuit with an HPGR crushing and ball mill circuit.  Based on the test work completed, HPGR technology was selected.  Industry experience has shown HPGRs to produce micro-fracturing in particles that reduce the overall particle strength and generate a greater distribution of fine material in the ball mill feed, reducing downstream ball mill energy requirements.  The ore at the Batman deposit consists of silicified greywackes/shales/siltstones and test work has shown the HPGRs tend to fracture ore at the Batman deposit along the bedding planes more than micro-fracturing.  The result, however, is consistent with other industry HPGR applications in that the HPGR product produces a lower BWi feed for the ball mills.  The test results indicate the SAG mill circuit produced a product with an average BWi of 26.4 kWh/t compared to the HPGR crushed product with an average BWi of 24.8 kWh/t, a reduction of over 6%.

Additionally, material crushed in the HPGR test resulted in up to 10% of the HPGR product being fine enough to by-pass the ball mills entirely and proceed straight to the leach circuit.  Vista has incorporated this HPGR advantage in its comminution circuit design.

The test work also assessed the difference in power requirements between a primary/SAG/ball mill circuit, a conventional 3-stage crush/ball mill circuit, and a 3-stage HPGR/ball mill circuit to generate a 90 μm P80 product.  The assessment concluded that the 3-stage HPGR/ball mill circuit has a significantly lower specific energy requirement than the primary/SAG/ball mill option and that a finer grind size can be achieved with the HPGR crushed material compared to conventionally crushed material ground for the same period of time.

This test work also confirms our prior test work and supports our comminution circuit design.  The use of HPGRs is anticipated to (a) produce a product that can be ground more efficiently (lower BWi) in the ball mills; and (b) reduce energy requirements when compared to a SAG mill design.

Gold Recoveries

Our focus was to solve the high reagent consumption, poor gold recovery and copper leaching issues encountered by previous operators.  Historic core samples indicated the presence of cyanide soluble secondary copper mineralization (chalcocite and bornite) in ore at the Batman deposit, and as such, our initial focus was to develop a flowsheet that incorporated the production of a copper concentrate.

However our drill programs from 2007–2012 indicated a significant change in the mineralogy of ore at the Batman deposit with depth with copper mineralogy changing from cyanide soluble secondary copper to non-cyanide soluble primary copper mineralization (chalcopyrite).  The change in mineralogy occurs at approximately 40 meters below surface and the majority of the ore containing cyanide soluble secondary copper was mined by previous operators.  As a result, more than 96% of ore at the Batman deposit contains low-to-non-cyanide soluble primary copper mineralization.  Therefore, our recovery circuit has been simplified and focuses only on recovering gold from ore at the Batman deposit through a conventional Carbon in Leach (“CIL”) circuit.

The remainder of our test work relating to gold recovery focused on optimal grind size, pre-conditioning of ore with lime (to reduce cyanide consumption), the identification of a reagent to suppress copper leaching (lead nitrate was selected), and optimal cyanide concentration.

After determining the optimal leach conditions, 99 samples covering a range of head grades from throughout the Batman deposit were subjected to leach tests resulting in gold extraction between 75% and 85%, with an average of 81.7%, net of solution losses.  Cyanide consumption was estimated at 0.77kg/t and lime consumption was estimated at 0.91kg/t.

This test work validates our prior recovery estimates (82%), indicates little gold recovery variability throughout the Batman deposit, and supports Vista's recovery plant design utilizing a conventional, industry-proven, CIL circuit.

Existing Heap Leach Pad

In addition to analysis of freshly-mined ore from the Batman deposit, Vista has analyzed the potential to incorporate nearly 13.4 million tonnes of material on the existing heap leach pad into the Mt. Todd gold project.  The original Mt. Todd gold project started as a heap leach operation with historic records indicating that the average grade of  material placed on the pad was 0.96 g Au/t.  Although the material was partially leached in the mid-1990s, Vista has drilled 24 air-rotary holes into the heap leach pad and assayed 361 samples, and created a 3D resource model that has an average grade of 0.54 g Au/t.

Initial evaluation efforts focused on re-starting the heap leach pad.  Bottle roll and column tests were completed, both of which supported the leachability of the material with gold recovery rates around 35%.  However, poor in situ permeability rates caused Vista to ultimately abandon plans to re-start the heap.

We subsequently submitted two heap leach variability composites and two drill hole composites from the leach pad for CIL cyanidation leach test work.  The samples were ground to P80 passing 90 μm and pre-treated with lime and 100g/t of lead nitrate to suppress copper leaching.  The material was then leached for 24 hours.  These results support recovery rates of 70% for this material when processed through the CIL plant.

Because the Mt. Todd gold project was an operating mine, infrastructure exists that reduces initial capital expenditure and significantly reduces capital risk related to infrastructure construction, which has been a major source of capital overruns in the mining industry over the last decade.  Existing mining infrastructure items include:

•	an existing tailings storage facility that will receive two raises and is expected to contain the initial 62 million tonnes of material processed;
•	an existing fresh water storage reservoir that will receive a two-meter dam raise and will harvest stormwater sufficient to provide process water for year-round operations;
•	a natural gas pipeline at site that can supply sufficient natural gas to meet the project's energy requirements and would save considerably on project operating costs compared to grid-supplied power;
•	a paved road to site;
•	current electrical connection to the Northern Territory electric grid; and
•	reduced earthworks costs due to the process plant location being the same as the previous process plant, which has already been cleared and graded.

Other benefits of the Mt. Todd gold project's Northern Territory location include:

•	the Stuart highway – the main North / South highway in the Northern Territory is less than 15km from the project site;
•	rail line parallel to the Stuart highway; and
•	the regional center of Katherine (population approximately 12,000) less than 60 km from site and the Northern Territory capital of Darwin less than 300 km from the project site, which has port access.

In June 2013, we also completed and submitted an initial environmental impact statement (“EIS”) to the Environmental Protection Agency of the NT Government (“NTEPA”) for review. This submission starts concurrent agency review and public consultation periods, the latter of which will close during August 2013.  Following closure of the public consultation and agency review periods, the NTEPA will provide a consolidated set of comments to us, which we will respond to in a final EIS and submit for approval.   We believe that we remain on track to receive permits around the end 2013.

Guadalupe de los Reyes Gold/Silver Project, Mexico

Preliminary Economic Assessment

In March 2013, we completed of a preliminary economic assessment (“PEA”) for the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico which evaluated the viability of a 1,500 tonne per day (540,000 tonne per annum) processing facility with positive results.  The PEA was completed pursuant to Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects.  The technical report was filed on SEDAR on March 5, 2013 and is entitled “NI 43-101 Technical Report – Preliminary Economic Assessment of Guadalupe de los Reyes Gold/Siler Project – Sinaloa, Mexico” and was issued on March 4, 2013 with an effective date of February 8, 2013.

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

 (1) Cautionary note to U.S. investors: See the section entitled “Cautionary Note to U.  S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” below.

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
Amounts may not add due to rounding.

Operating Costs

Operating cost estimates were based on fourth quarter of 2012 un-escalated U.S. dollars and are summarized in the table below.  Minor rounding errors may occur.

	Unit Cost Estimate
Item	$/t Mined	$/t Milled	Cash Costs $/Au Ounce Payable
Mining	1.31	16.61	223
Processing		23.48	315
General and Administrative		1.50	20
Environmental		0.50	7
Total (without silver credits)		42.06	564
Amounts may not add due to rounding

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

The Guadalupe de los Reyes gold/silver project is without known mineral reserves under SEC Industry Guide 7 and the proposed program at Guadalupe de los Reyes is exploratory in nature.

For the remainder of 2013, our expenditures on the Guadalupe de los Reyes gold/silver project will be restricted to property holding costs and community support initiatives as the Company is primarily focused on the continued evaluation of the Mt. Todd gold project.

These Project Updates have been reviewed and approved by Mr. John W. Rozelle, Senior Vice President of Vista, under whose direction the Company’s technical reports are being carried out.  Mr. Rozelle is a qualified person as defined by NI 43-101.

Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	proposed use of proceeds from the Company’s 2013 Facility;
•

our expectation that is we are able to raise the cash necessary for full repayment of the 2013 Facility when it is due, that we will likely seek to extend the 2013 Facility and may potentially seek additional sources of financing;

•	estimates of future operating and financial performance;
•	potential funding requirements and sources of capital, including potential near-term sources of additional cash;
•	our anticipated cash burn rare for the remainder of 2013, and our anticipated reductions to our cash burn rate for 2014;
•	the Company’s belief that its current cash position will be sufficient for the remainder of 2013;
•	the potential monetization of our non-core assets;
•

our expectation that raising capital for junior mining companies will continue to be difficult in 2013 and possibly 2014, and the potential impact of this on our ability to raise capital in sufficient amounts on reasonable terms;

•	our planned deferral of significant development commitments until market conditions improve;
•	our potential ability to generate proceeds from operations or the disposition of our assets;
•	the timing, performance and results of feasibility studies;
•	plans and anticipated effects of the holding of approximately 28% of the issued and outstanding shares of Midas Gold;
•	our potential entry into agreements to find, lease or purchase mineral interests;
•

plans for evaluation and advancement of the Mt. Todd gold project, including the Company’s plans to complete an environmental impact statement for the project, establish a mutually agreeable level of participation with the Jawoyn Association Aboriginal Corporation and advance discussions with respect to ley project issues;

•	pre-feasibility study results at the Mt. Todd gold project, including the Base Case and Alternate Case development scenarios;
•	the Company’s belief that it remains on track to receive permits for the Mt. Todd gold project around the end of 2013;
•	our ability to raise sufficient capital to complete a feasibility study of the Mt. Todd gold project;
•	the feasibility of the Mt. Todd gold project;
•	the proposed benefits from attaining Major Project status on the Mt. Todd gold project, including potentially minimizing delays in obtaining critical decisions;
•	our ability to raise sufficient capital on acceptable terms to finance the construction of the Mt. Todd gold project, should it be economically and technically feasible;
•	exploration, resource estimates and PEA results at the Guadalupe de los Reyes gold/silver project;
•	Vista’s belief that fine grind size through milling could lead to better recoveries at the Guadalupe de los Reyes gold/silver project;
•	Vista’s belief that a high grade underground-minable resource could be potentially developed at the Guadalupe de los Reyes gold/silver project;
•	our plan to restrict expenditures on the Guadalupe de los Reyes gold/silver project for the remainder of 2013 to property holding costs and community support initiatives;
•	future business strategy, competitive strengths, goals and expansion and growth of the Company’s business;
•	our potential status as a producer;
•	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;
•	estimates of mineral reserves and mineral resources;
•	timing and receipt of proceeds from the sale of the mill equipment that the Company is currently seeking to sell;
•	completion and timing of the earn-in by Invecture at the Los Cardones project and related cash payments to Vista; and
•	our expectation that we will continue to be a PFIC in the future.

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by the Board; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; current market conditions and project development plans. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates on which they are based;
•	resource and reserve estimate results and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations and permits for our business, including its development plans and operating activities;
•	the timing and results of a feasibility study on the Mt. Todd gold project;
•	delays in commencement of construction at the Mt. Todd gold project;
•	our ability to secure the permits for the Mt. Todd gold project;
•	delays in commencement of construction on the Los Cardones gold project;
•	status of or required governmental permits for the Los Cardones gold project;
•

the amendment and re-filing of the Change of Forest Land Use Permit (“CUSF”) application and the uncertainty regarding the Mexican Secretariat of the Environment and Natural Resources review of our amended CUSF application;

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

•	risks related to our 2013 Facility;
•	the lack of dividend payments by us;
•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	the market price of the securities held by us;
•	our lack of production and experience in producing;
•	reclamation liabilities, including reclamation requirements at the Mt. Todd gold project;
•	our history of losses from operations;
•	future water supply issues;
•	environmental lawsuits;
•	lack of adequate insurance to cover potential liabilities;
•	our ability to retain and hire key personnel;
•	fluctuations in the price of gold;
•	inherent hazards of mining exploration, development and operating activities;
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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012, under “Part I-Item 1A. Risk Factors” and “Part II-Item 2. Risk Factors” below. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

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

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q for the period ended June 30, 2013,  an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In the second quarter of 2013, we implemented a new financial accounting system. The implementation was not made in response to any significant deficiency or material weakness in our internal control over financial reporting. System controls and functionality were reviewed and successfully tested prior and subsequent to implementation. Management believes that the new system has been successfully implemented and is functioning as required to provide timely and accurate financial reporting.  There has been no other change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 13, 2013.

We may be unable to timely pay our obligations under our outstanding credit facility or successfully extend its maturity date, which may result in us losing some of our assets covered by the general security agreement related to the credit facility to the extent necessary to cover our obligations and may adversely affect our assets, results of operations and future prospects.

On March 28, 2013, we entered into a credit agreement with Sprott Resources Lending Partnership (the “Lender”) for purposes of establishing a C$10,000 ($9,500) loan facility (the “2013 Facility”). The 2013 Facility bears an interest rate of 8% per annum, payable monthly. The 2013 Facility matures March 28, 2014, however early repayment of the 2013 Facility, at our option, is allowed provided that at least four months interest has been paid.  The maturity date can be extended by one year, to March 28, 2015, by mutual agreement of us and the Lender, subject to the payment of a 3.5% extension fee, which is payable in our common shares, and the Lender's satisfaction in our capacity to repay the loan and that our assets are not, or are not about to become, impaired. The 2013 Facility is secured by a general security agreement with exclusions for our Mt. Todd gold project and the mill equipment held for sale.

If we are unable to timely satisfy our obligations under the 2013 Facility, including timely payment of the interest when due and payment of the principal amount at maturity and we are not able to successfully extend the maturity date or otherwise re-negotiate the terms of the facility, the Lender will have rights under the general security agreement to potentially seize or sell our assets to satisfy our obligations under the 2013 Facility.  Any failure to timely meet our obligations under the 2013 Facility may adversely affect our assets, results of operations and future prospects

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 12, 2013.
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on June 12, 2013.
3.03	Articles, previously filed as Exhibit 3.3 to the Registrant’s Form 8-K filed with the SEC on June 12, 2013.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1) (2)	XBRL Instance Document
101.SCH(1) (2)	XBRL Taxonomy Extension – Schema
101.CAL(1) (2)	XBRL Taxonomy Extension – Calculations
101.DEF(1) (2)	XBRL Taxonomy Extension – Definitions
101.LAB(1) (2)	XBRL Taxonomy Extension – Labels
101.PRE(1) (2)	XBRL Taxonomy Extension – Presentations

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

VISTA GOLD CORP.
(Registrant)

Date: August 2, 2013	By:	/s/ Frederick H. Earnest
Frederick H. Earnest
Chief Executive Officer

Date: August 2, 2013	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer