Form 10-Q
period 2013-09-30
VISTA GOLD CORP
filed 2013-10-30
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)


☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,788,835 common shares, without par value, outstanding as of October 28, 2013.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2013

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	(Unaudited)
	September 30,	December 31,
	2013	2012

Assets:
Current assets:
Cash and cash equivalents	$4,329	$18,281
Restricted cash	43	70
Marketable securities (Note 4)	231	626
Other investments (Note 5)	26,714	69,489
Other current assets	1,750	2,963
Total current assets	33,067	91,429

Non-current assets:
Mineral properties (Note 6)	13,701	13,701
Plant and equipment, net (Note 7)	5,090	3,592
Assets held for sale (Note 7)	6,500	10,000
Amayapampa interest (Note 15)	4,813	4,813
Long-term investments	65	65
Long-term deferred tax asset	9,139	9,465
Total non-current assets	39,308	41,636

Total assets	$72,375	$133,065

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$442	$4,409
Debt (Note 8)	9,698	-
Accrued liabilities and other	1,415	1,839
Current deferred tax liability	9,139	24,839
Total current liabilities	20,694	31,087

Non-current liabilities:
Other long-term liabilities	635	635
Total non-current liabilities	635	635

Total liabilities	21,329	31,722

Commitments and contingencies – (Note 14)

Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares
outstanding: 2013 - 81,788,835 and 2012 - 81,563,498 (Note 9)	404,252	403,583
Additional paid-in capital (Note 10)	32,957	32,155
Accumulated other comprehensive income (loss) (Note 11)	(318)	2
Accumulated deficit (including during exploration stage: 2013 - $186,773 and 2012 - $135,325)	(385,845)	(334,397)
Total shareholders' equity	51,046	101,343

Total liabilities and shareholders' equity	$72,375	$133,065

Approved by the Board of Directors

/s/ John M. Clark	/s/ Tracy A. Stevenson
John M. Clark	Tracy A. Stevenson
Director	Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative during Exploration
	2013	2012	2013	2012	Stage

Operating income and (expenses):
Exploration, property evaluation and holding costs	$(2,213)	$(6,294)	$(15,220)	$(18,759)	$(110,479)
Corporate administration	(1,060)	(1,739)	(4,195)	(5,816)	(48,302)
Depreciation and amortization	(250)	(132)	(792)	(391)	(3,190)
Loss on extinguishment of convertible debt	-	-	-	-	(1,218)
Gain on disposal of mineral property, net	-	1,000	-	1,934	79,766
Write-down of mineral property	-	-	-	-	(250)
Total operating expense	(3,523)	(7,165)	(20,207)	(23,032)	(83,673)

Non-operating income and (expenses):
Gain/(loss) on sale of marketable securities	(15)	1	(33)	145	8,016
Unrealized gain/(loss) on other investments (Note 5)	4,547	29,132	(42,775)	(13,184)	(55,791)
Write-down of marketable securities	-	-	-	-	(959)
Write-down of plant and equipment	(3,500)	-	(3,500)	-	(10,617)
Gain/(loss) on currency translation	(246)	183	126	100	(104)
Interest income	5	11	30	32	2,808
Interest expense	(193)	-	(399)	-	(4,511)
Other income/(expense)	(101)	32	(63)	204	(1,807)
Total non-operating income/(expense)	497	29,359	(46,614)	(12,703)	(62,965)

Income/(Loss) from continuing operations before income taxes	(3,026)	22,194	(66,821)	(35,735)	(146,638)
Deferred income tax benefit/(expense)	(1)	(9,925)	15,373	6,276	(2)
Income/(Loss) from continuing operations after income taxes	(3,027)	12,269	(51,448)	(29,459)	(146,640)
Loss from discontinued operations	-	-	-	-	(5,192)
Net income/(loss)	$(3,027)	$12,269	$(51,448)	$(29,459)	$(151,832)

Other comprehensive gain/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	45	70	(320)	(156)	(318)
Comprehensive income/(loss)	$(2,982)	$12,339	$(51,768)	$(29,615)	$(152,150)

Basic:
Weighted average number of shares outstanding	81,788,835	75,859,161	81,711,289	73,183,166
Net income/(loss) per share	$(0.04)	$0.16	(0.63)	$(0.40)
Diluted:
Weighted average number of shares outstanding	81,788,835	76,725,177	81,711,289	73,183,166
Net income/(loss) per share	$(0.04)	$0.16	(0.63)	$(0.40)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except share amounts)

	Common shares	Common stock	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income/(loss)	Total shareholders' equity

Balances at December 31, 2001	4,535,752	$197,900	$2,786	$(199,072)	$-	$1,614
Shares issued, net of transaction costs	57,384,000	151,819	9,329	-	-	161,148
Warrants and options	-	-	10,866	-	-	10,866
Dividend-in-kind	-	-	-	(34,941)	-	(34,941)
Other comprehensive income	-	-	-	-	929	929
Net loss	-	-	-	(81,274)	-	(81,274)
Balances at December 31, 2010	61,919,752	$349,719	$22,981	$(315,287)	$929	$58,342

Shares issued, net of transaction costs	9,584,131	30,400	588	-	-	30,988
Warrants and options	-	-	1,101	-	-	1,101
Other comprehensive loss	-	-	-	-	(754)	(754)
Net income	-	-	-	51,546	-	51,546
Balances at December 31, 2011	71,503,883	$380,119	$24,670	$(263,741)	$175	$141,223

Shares issued, net of transaction costs	10,059,615	23,464	-	-	-	23,464
Warrants and options	-	-	7,485	-	-	7,485
Other comprehensive loss	-	-	-	-	(173)	(173)
Net loss	-	-	-	(70,656)	-	(70,656)
Balances at December 31, 2012	81,563,498	$403,583	$32,155	$(334,397)	$2	$101,343

Shares issued, net of transaction costs	225,337	259	-	-	-	259
Warrants and options	-	410	802	-	-	1,212
Other comprehensive loss	-	-	-	-	(320)	(320)
Net loss	-	-	-	(51,448)	-	(51,448)
Balances at September 30, 2013	81,788,835	$404,252	$32,957	$(385,845)	$(318)	$51,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Nine Months Ended September 30,		Cumulative during
	2013	2012	exploration stage
Cash flows from operating activities:
Net loss for the period	$(51,448)	$(29,459)	$(151,832)
Adjustments to reconcile net loss for the period
to net cash used in operations:
Depreciation and amortization	792	391	3,190
Stock-based compensation	1,212	3,036	13,263
Loss/ (gain) on disposal of marketable securities	33	(145)	(8,016)
Loss on extinguishment of convertible notes	-	-	1,218
Accrued interest and accretion of interest	-	-	3,519
Gain on disposal of mineral property	-	(1,934)	(80,035)
Write-down of non-current assets	3,500	-	10,867
Unrealized loss on other investments	42,775	13,184	55,791
Write down of marketable securities	-	-	959
Transaction costs	-	-	1,841
Deferred tax benefit	(15,373)	(6,276)	2
Other non-cash items	(66)	-	2,129
Change in working capital account items:
Other current assets	1,491	(590)	(723)
Interest paid	-	-	(7,586)
Accounts payable, accrued liabilities and other	(4,392)	(1,402)	404
Net cash used in operating activities	(21,476)	(23,195)	(155,009)
Cash flows from investing activities:
Purchases of marketable securities	-	(138)	(1,841)
Proceeds from sales of marketable securities	150	248	11,693
Acquisition of long-term investments	-	-	(3,632)
Additions to mineral property	-	-	(11,571)
Additions to plant and equipment	(2,290)	(861)	(24,933)
Change in restricted cash at Awak Mas	27	75	(43)
Proceeds from non-current asset disposals	-	4,500	6,740
Cash transferred to Allied Nevada Gold Corp., net of receivable	-	-	(24,517)
Net cash (used in)/provided by investing activities	(2,113)	3,824	(48,104)
Cash flows from financing activities:
Proceeds from debt financing, net (Note 8)	9,637	-	9,637
Proceeds from equity financings, net	-	14,231	161,542
Repayment of convertible notes	-	-	(26,108)
Proceeds from exercise of warrants	-	1,365	40,754
Proceeds from exercise of compensation options	-	733	733
Proceeds from exercise of stock options	-	21	4,068
Issuance of convertible notes	-	-	28,345
Cash paid in lieu of capital stock issuances	-	-	(107)
Transaction costs	-	-	(1,841)
Net cash provided by financing activities	9,637	16,350	217,023

Increase/(decrease) in cash and cash equivalents	(13,952)	(3,021)	13,910
Decrease in cash and cash equivalents - discontinued operations	-	-	(10,255)
Net increase/(decrease) in cash and cash equivalents	(13,952)	(3,021)	3,655
Cash and cash equivalents, beginning of period	18,281	17,873	674
Cash and cash equivalents, end of period	$4,329	$14,852	$4,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

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

We are currently conducting a strategic review of our portfolio of gold assets, focused on our Mt. Todd gold project in Northern Territory, Australia. Our portfolio of assets also includes approximately 24.9% of the common shares of Midas Gold Corp. (TSX: MAX), a company exploring for gold and developing the Golden Meadows project in the Yellow Pine-Stibnite District in Idaho; the Guadalupe de los Reyes gold/silver project in Mexico (a preliminary economic assessment on this project was completed in March 2013);  the Awak Mas gold project in Indonesia (One Asia Resources Ltd. working to earn an 80% interest in this project);  the Long Valley gold project in California and a royalty on the Amayapampa gold project in Bolivia (project being advanced by LionGold Corp Ltd).

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and should be read in conjunction with the audited consolidated financial statements as of December 31, 2012 and 2011, in our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts, which are based on information available as of the date of the financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly in all material respects the financial results for the period presented. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any future period. The December 31, 2012 condensed consolidated balance sheets were derived from audited financial statements, but do not include all disclosures required in the annual financial statements by U.S. GAAP.

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

Management is strongly committed to careful cash management and maintaining liquidity. The Company’s cash burn rate has been dramatically reduced since the first half of the year as several cash intensive programs such as water treatment, environmental impact statement, and preliminary feasibility study have been completed. In addition, several significant cost cutting measures have been introduced including a reduction of management positions, significant reductions in cash compensation for executives, senior management and the Company’s Board of Directors, and the delay or elimination of all discretionary programs, including exploration activities. Other aggressive cost cutting measures, particularly at Mt. Todd, are being pursued. We continue to advance several important value-adding initiatives, including the authorization process for the Mt. Todd project environmental impact statement, none of which are capital intensive. The Company’s cash burn rate is expected to be reduced to approximately  $3,250 for the fourth quarter of 2013, with further reductions to $2,500 to $3,000 per quarter planned for 2014, assuming a normal wet season in the Northern Territory.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Subsequent to the period end (Note 16), as a result of the sale of the Los Cardones gold project, the Company reduced its debt from approximately $9,700 to approximately $6,700, and expects to reduce the debt by a further $3,000 (to approximately $3,700) in January 2014, subject to the receipt of a $6,000 final payment (to be made to us at the purchaser’s option) from the sale of the Los Cardones gold project.

We believe that our current cash position, together with the proceeds from the sale of the Los Cardones gold project (Note 16) will be sufficient to fund the Company through the third quarter of 2014, subject to the $6,000 final payment to be made to us at the purchaser’s option. In addition, the Company will continue to seek other financing sources with priority given to non-dilutive sources such as sale of our used mill equipment and monetization of other non-core assets. However, there can be no assurance that we will be able to timely monetize the non-core assets at a value acceptable to us or at all. The Company also believes that given its ability to liquidate all or a portion of its Other Investments (Note 5), if necessary, it will have access to sufficient financing to fully repay its debt, and to fund operations well into 2015.

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

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

4. Marketable Securities

	At September 30, 2013			At December 31, 2012
	Cost	Unrealized loss	Fair value	Cost	Unrealized gain	Fair value

Current Marketable Equity Securities	$549	$(318)	$231	$624	$2	$626
	$549	$(318)	$231	$624	$2	$626

During the year ended December 31, 2012, we determined that certain of our securities had an other-than-temporary decline in value and a write-down of $39 was recorded in other income/(expense) in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss). There were no such write-downs during the nine months ended September 30, 2013. In January 2013, we received a non-cash distribution of $109 that was paid in shares from an investment we held recorded in other income/(expense) in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

5. Other Investments

Midas Gold Corp. Combination

In April 2011, Vista completed a combination (the “Combination”) with Midas Gold, Inc. As part of the Combination, each party contributed their respective interests in gold assets in the Yellow Pine-Stibnite District in Idaho to form a new Canadian private company named Midas Gold Corp. (“Midas Gold”). In exchange for the contribution of its equity interests in Idaho Gold Holding Company, the holding company in which we held our assets in the Yellow Pine-Stibnite District, Vista Gold U.S., Inc. (“Vista US”) was issued

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

30,402,615 common shares in the capital of Midas Gold (“Midas Gold Shares”). Concurrently with the Combination, we purchased 1,400,000 Midas Gold Shares for an aggregate purchase price of $3,632 as part of a Midas Gold private placement. Following completion of these transactions, Vista holds a total of 31,802,615 Midas Gold Shares, or 24.9%  of the total Midas Gold Shares outstanding based on the latest Midas Gold Corp financial information available).

During the three and nine months ended September 30, 2013, we recorded an unrealized gain on the Midas Gold Shares of $4,547 and an unrealized loss of $42,775, respectively with a corresponding U.S. tax expense of $1,670 and tax benefit of $15,701, respectively. As of September 30, 2013, the fair value of the Midas Gold Shares we hold was $26,714.

6. Mineral Properties

	At September 30, 2013	At December 31, 2012

Mt. Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	2,752	2,752
Los Cardones, Mexico	8,053	8,053
Long Valley, United States	750	750
	$13,701	$13,701

See Note 16 for subsequent events related to mineral properties.

7. Plant and Equipment

	September 30, 2013			December 31, 2012
	Cost	Accumulated depreciation and write downs	Net	Cost	Accumulated depreciation and write downs	Net

Mt. Todd, Australia	$5,500	$1,789	$3,711	$3,497	$1,124	$2,373
Los Cardones, Mexico	1,219	125	1,094	1,194	109	1,085
Guadalupe de los Reyes, Mexico	21	5	16	21	3	18
Corporate, United States	818	549	269	556	440	116
Awak Mas, Indonesia	242	242	-	242	242	-
	$7,800	$2,710	$5,090	$5,510	$1,918	$3,592

Assets held for sale (mill equipment)	$10,000	$3,500	$6,500	$10,000	$-	$10,000

During the three months ended September 30, 2013, based on an independent assessment from a third party, the Company recorded an impairment charge of $3,500 to write down the value of our mill equipment held for sale. The impairment is based on an estimated sale value of approximately $7,300, net of commissions and other costs to sell of approximately $800 and is included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2013.

See Note 16 for subsequent events related to plant and equipment.

8. Debt

During March 2013, the Company entered into a credit agreement with Sprott Resources Lending Partnership (the “Lender”) for purposes of establishing a C$10,000 ($9,698) loan facility (the “2013 Facility”). The 2013 Facility originally matured March 2014, with early repayment of the 2013 Facility allowed, at the Company’s option, provided that at least four months interest has been paid.

The 2013 Facility bears an interest rate of 8% per annum, payable monthly. In addition to interest, the 2013 Facility provided the Lender total fees of 3.5% of the 2013 Facility amount, including C$100 ($99) in cash and the issuance of 125,798 Vista common shares. The 2013 Facility is secured by a general security agreement (“GSA”) with certain exclusions. If the Company completes an asset disposition or other financing subject to certain conditions the Company is required to utilize 50% of the net proceeds exceeding $1,000 to repay the 2013 Facility up to the full amount outstanding. The Company is in compliance with all related debt covenants.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

The Company and the Lender have reached an agreement, subject to certain conditions, to extend the maturity date of the 2013 Facility to March 2015. The Company has agreed to pledge all the Company’s Midas Gold Shares (Note 5) as security and to pay the Lender an extension fee comprised of 486,382 Vista common shares.

9. Capital Stock

Common shares issued and outstanding

Number of shares issued
As of December 31, 2012	81,563,498
Shares issued for restricted stock units	99,539
Shares issued in connection with debt issuance	125,798
As of September 30, 2013	81,788,835

During the nine months ended September 30, 2013, the Company issued 99,539 common shares in connection with the vesting of restricted stock units (“RSUs”). The Company also issued 125,798 common shares as part of the 2013 Facility (Note 8) which had a fair value of $272 at the time of the debt issuance.

10. Additional Paid-in Capital

	Warrants	Stock options and RSUs	Compensation options	Other paid-in capital	Total additional paid-in capital

As of December 31, 2012	$12,936	$7,655	$294	$11,270	$32,155
Stock options amortization	-	290	-	-	290
Restricted stock units expensed	-	922	-	-	922
Restricted stock units vested	-	(410)	-	-	(410)
Compensation options expired	-	-	(294)	294	-
As of September 30, 2013	$12,936	$8,457	$-	$11,564	$32,957

Warrants

Warrant activity is summarized in the following table:

	Warrants outstanding	Valuation	Weighted average exercise price per share	Weighted average remaining life (yrs.)	Intrinsic value

As of December 31, 2012	19,977,743	$12,936	$4.25	2.6	$-
As of September 30, 2013	19,977,743	$12,936	$4.25	1.8	$-

The 19,977,743 outstanding warrants expire in the following time frames: 2,666,666 expire in July 2014, 2,091,275 expire in December 2014, and 15,219,802 expire in October 2015.

Compensation Options

	Compensation options outstanding	Valuation	Weighted average exercise price per share	Expiry date	Weighted average remaining life (yrs.)

As of December 31, 2012	225,000	$294	$3.30	April 2013	0.3
Expired	(225,000)	(294)
As of September 30, 2013	-	$-

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant stock options and/or restricted stock units (“RSUs”) or restricted stock awards (“RSAs”) to our directors, officers, employees and consultants. The combined maximum number of our common shares that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding common shares on a non-diluted basis. Options under the Plan are granted from time to time at the discretion of the Board of Directors (“Board”), with vesting periods and other terms as determined by the Board. The LTIP is administered by the Board, which can delegate the administration to the Compensation Committee of the Board or to such other officers and employees of Vista as designated by the Board. Stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Stock options	$72	$429	$290	$872
Restricted stock units	396	614	922	2,164
	$468	$1,043	$1,212	$3,036

As of September 30, 2013, stock options and RSUs had unrecognized compensation expense of $24 and $2,932, respectively, which is expected to be recognized over a weighted average period of 0.22 and 1.96 years, respectively.

Stock Options

A summary of stock option activity under the Plan as of September 30, 2013 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average exercise price per option	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding - December 31, 2012	3,102,500	$2.80	2.68	$637
Cancelled/Forfeited	(100,000)	3.24
Expired	(755,000)	3.32
Outstanding - September 30, 2013	2,247,500	$2.61	2.41	$-

Exercisable - September 30, 2013	2,147,500	$2.61	2.32	$-

A summary of the status of our unvested stock options as of September 30, 2013 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average grant-date fair value per option	Weighted average remaining amortization period (Years)
Unvested - December 31, 2012	300,000	$1.47
Vested	(200,000)	1.65
Unvested - September 30, 2013	100,000	$1.10	0.22

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Restricted Stock Units

A summary of RSU activity under the LTIP as of September 30, 2013 and changes during the period then ended is set forth in the following table:

	Number of units	Weighted average grant-date fair value per unit
Unvested - December 31, 2012	1,994,507	$3.52
Cancelled/forfeited	(351,340)	3.58
Vested	(116,875)	3.51
Granted	1,850,424	0.82
Unvested - September 30, 2013	3,376,716	$2.03

In general, a portion of the RSUs vest over a defined period of time, usually three years, and the remainder vest subject to certain Company and/or share price performance criteria, provided the recipient continues to be affiliated with Vista on the vesting date.

11.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss)
As of December 31, 2012	$2
Other comprehensive loss due to change in fair market value of marketable securities during period before reclassifications	(287)
Reclassifications due to realization of gain/loss on sale of marketable securities (1)	(33)
Net current-period other comprehensive loss	(320)
As of September 30, 2013	$(318)

 (1) Reclassified to gain/(loss) on sale of marketable securities on the Condensed Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).

12.  Geographic and Segment Information

We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions. These activities are focused principally in Australia, North America and Indonesia. We reported no revenues during the three and nine months ended September 30, 2013 and 2012. Geographic location of mineral properties and plant and equipment is provided in Notes 6 and 7, respectively. The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.

13. Related Party Transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra provided us with support for and analysis of our general corporate finance and strategy efforts. A founder and partner of Sierra is also one of our directors. As compensation for these services, we paid Sierra a monthly retainer fee of $10 for the duration of the agreement, which was terminated on August 31, 2103. We paid to Sierra $20 and $80 during the three- and nine-month periods ended September 30, 2013 and $30 and $90 during the three- and nine-month periods ended September 30, 2012, respectively.

14. Commitments and Contingencies

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. As such, the future expenditures that may be required for compliance with these laws and regulations cannot be predicted. We conduct our operations to minimize effects on the environment and we believe that operations are in compliance with applicable laws and regulations in all material respects.

We have entered into, or may enter into, various agreements to find, lease or purchase mineral interests. These agreements typically require initial payments plus future payments for the life of the agreement, and may include provisions requiring the Company to pay a net smelter return (“NSR”) royalty on gold produced. The Company can at its discretion terminate any of these agreements within defined notice periods.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

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

•	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

		Fair value at September 30, 2013
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$1,351	$1,351	$-
	Marketable securities	231	231	-
	Other investments (Midas Gold Shares)	26,714	26,714	-
	Amayapampa interest	4,813	-	4,813
	Mill equipment	6,500	-	6,500

		Fair value at December 31, 2012
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$15,834	$15,834	$-
	Marketable securities	626	626	-
	Other investments (Midas Gold Shares)	69,489	69,489	-
	Amayapampa interest	4,813	-	4,813
	Mill equipment	10,000	-	10,000

Our cash equivalent instruments, marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The estimated fair value of the Amayapampa interest is based on probability-weighted cash flow scenarios discounted using a risk-adjusted discount rate (15%) and assumptions including future gold prices (average gold prices realized range from $1,038 to $1,247 per ounce, depending on timing of assumed start-up), estimated life-of-mine gold production (ranging from 350,000 to 650,000 ounces) and the expected timing of commercial production (periods ranging from 3 to 6 years or never), which are management’s best estimates based on currently available information. Significant changes in any of the unobservable inputs in isolation would result in a significant change in fair value measurement. As a result of our analysis no change in fair value was deemed necessary as of September 30, 2013.

The Company incurred an impairment loss on certain mill equipment in 2013. This equipment was valued at $6,500 and $10,000 based on a third party assessment of the projected sale value, net of costs to sell and commissions, at September 30, 2013 and December 31, 2012, respectively. The mill equipment is categorized as assets held for sale on the Consolidated Balance Sheets.

At September 30, 2013, the assets classified within Level 3 of the fair value hierarchy represent 29% of the total assets measured at fair value.  There were no transfers between levels in 2013.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

16. Subsequent Events

During October 2013, Vista and Invecture Group S.A. de C.V. (“Invecture”) terminated the 2012 Earn-in Right Agreement whereby Invecture could earn a 62.5% interest in the Los Cardones gold project located in Baja California Sur, Mexico, and entered into new agreements whereby Vista sold 100% of its debt and equity interests in the Los Cardones gold project (the “Los Cardones Sale”) to Invecture and RPG Structured Finance S.a.R.L. (the “Purchasers”), for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 is payable in January 2014), subject to the Purchasers’ option to elect to not make this payment.  If the Purchasers elect to not make the $6,000 payment, Vista will retain the $7,000 already received and 100% of the Los Cardones gold project will be returned to Vista.

Per the terms of Vista’s 2013 Facility, Vista repaid $3,000 of the 2013 Facility using proceeds from the Los Cardones Sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This MD&A contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.  See “Note Regarding Forward-Looking Statements” below.

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

We are currently conducting a strategic review of our portfolio of gold assets, focused on our Mt. Todd gold project in Northern Territory, Australia. Vista's portfolio of assets also includes approximately 24.9% of the common shares of Midas Gold Corp. (TSX: MAX), a company exploring for gold and developing the Golden Meadows project in the Yellow Pine-Stibnite District in Idaho; the Guadalupe de los Reyes gold/silver project in Mexico (a preliminary economic assessment on this project was completed in March 2013);  the Awak Mas gold project in Indonesia (One Asia Resources Ltd. working to earn an 80% interest on this project);  the Long Valley gold project in California and a royalty on the Amayapampa gold project in Bolivia (project being advanced by LionGold Corp Ltd).

Outlook

We do not currently generate operating cash flows. Our principal source of financing in the past has been the issuance of our common shares. The prices for gold equities, particularly those with early stage projects, have decreased steadily during the past nine months, and capital raising has become more difficult for mining companies which do not have producing assets.  Consequently, raising sufficient amounts of capital on reasonable terms has become increasingly difficult. These conditions are expected to continue for the foreseeable future, and could affect our ability to raise sufficient capital on reasonable terms, if at all. We are committed to ensuring that the Company remains liquid and we will continue to identify and to execute meaningful cost cutting initiatives, and when opportune, monetize non-core assets. In addition, the Company will continue to seek other financing sources with priority given to non-dilutive sources such as sale of our used mill equipment and monetization of other non-core assets.  However, there can be no assurance that we will be able to timely monetize the non-core assets at a value acceptable to us or at all. The Company also believes that given its ability to liquidate all or a portion of its Other Investments (Note 5 to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013), if necessary, it will have access to sufficient financing to fully repay its debt, and to fund operations well into 2015.

We have engaged Endeavour Financial to evaluate the intrinsic value of our assets and to assist us in the development of strategies to preserve liquidity and enhance shareholder value.

Recent Corporate Events

On June 11, 2013, Vista Gold Corp. changed its jurisdiction of incorporation by continuing from the Yukon Territory, Canada to the Province of British Columbia, Canada (the “Continuation”).  Our shareholders approved the Continuation at the annual general and special meeting of shareholders held on April 30, 2013.   For further details on the Continuation see our Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on June 12, 2013.

Results from Operations

Summary

For the three- and nine-month periods ended September 30, 2013, our principal focus has been our Mt. Todd gold project in Northern Territory, Australia. Consolidated net loss for the three months ended September 30, 2013 was $3,027 or $0.04 per basic share compared to consolidated net income for the same period in 2012 of $12,269 or $0.16 per basic share. Consolidated net loss for the nine months ended September 30, 2013 was $51,448 or $0.63 per basic share compared to consolidated net loss for the same period in 2012 of $29,459 or $0.40 per basic share. The principal components of these period-over-period changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $2,213 during the three-month period ended September 30, 2013 compared to $6,294 for the same period in 2012. Exploration, property evaluation and holding costs were $15,220 during the nine-month period ended September 30, 2013 compared to $18,759 for the same period in 2012.  During the first several months of 2013, costs were primarily associated with the significant water treatment program completed in the existing open pit, the pre-feasibility study and related activities, and environmental impact statement (“EIS”) preparation/environmental permitting at the Mt. Todd gold project. 2012 costs at Mt. Todd did not include water treatment costs but included a significant development drilling program. During the three months ended September 30, 2013, costs were focused on the completion of the EIS and normal dry season activities at the Mt. Todd gold project.

At the Los Cardones gold project, costs decreased substantially in 2013 from 2012 since, as of February 2012, Invecture Group, S.A. de C.V. (“Invecture”) has incurred all costs associated with the progression of this project under an earn-in right agreement (“Earn-in Right Agreement”). At our Guadalupe de los Reyes gold/silver project, costs decreased significantly in 2013 from 2012 as we incurred drilling costs in 2012 that were not incurred in 2013.

Corporate administration

Corporate administration costs of $1,060 during the three-month period ended September 30, 2013 compared to $1,739 for the same period in 2012. Corporate administration costs of $4,195 during the nine-month period ended September 30, 2013 compared to $5,816 for the same period in 2012. The decrease period over period was due to a decrease in stock-based compensation and a decrease in audit and other professional service fees.

Depreciation and amortization

Depreciation and amortization expense was $250 and $132 for the three-month periods ended September 30, 2013 and 2012, respectively. Depreciation and amortization expense was $792 and $391 for the nine-month periods ended September 30, 2013 and 2012, respectively. The increase period-to-period was primarily attributable to increased capital expenditures at the Mt. Todd gold project during late 2012 and early 2013.

Gain on disposal of mineral property

Pursuant to a joint venture agreement with Awak Mas Holdings Pty. Ltd. (“AM Holdings”), whereby AM Holdings may earn an 80% interest in our Awak Mas gold project in Indonesia, we received certain cash payments in excess of the carrying value of the project, which resulted in a realized gain of $1,000 and $1,934 during the three and nine months ended September 30, 2012, respectively.

The Company had no similar transactions during the three and nine months ended September 30, 2013.

Non-operating income and expenses

Unrealized loss on other investments

Unrealized gain on other investments was $4,547 and $29,132 for the three months ended September 30, 2013 and 2012, respectively.  Unrealized loss on other investments was $42,775 and $13,184 for the nine months ended September 30, 2013 and 2012, respectively. These amounts are the result of changes in fair value of our Midas Gold Shares.

Write-down of property, plant and equipment

During the three months ended September 30, 2013, based on an independent assessment from a third party, the Company recorded an impairment charge of $3,500 to write down the value of our mill equipment held for sale. The impairment is based on an estimated sale value of approximately $7,300, net of commissions and other costs to sell of approximately $800 and is included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2013. There were no such charges during the three and nine months ended September 30, 2012.

Deferred income tax benefit

The deferred income tax benefit/(expense) will fluctuate period-to-period based primarily on the change in the fair value of Vista Gold U.S., Inc.’s investment in Midas Gold Shares. To the extent our U.S. deferred tax assets exceed our U.S. deferred tax liabilities that primarily relate to Vista Gold U.S., Inc.'s investment in Midas Gold Shares, we establish a valuation allowance on our net U.S. deferred tax assets due to inability to determine that it is more likely than not that we will realize the benefit of the deferred tax assets. Deferred income tax expense was $1 and deferred tax benefit was $15,373 for the three and nine months ended September 30, 2013, respectively, compared to deferred income tax expense of $9,925 and deferred tax benefit of $6,276 for the three and nine months ended September 30, 2012, respectively.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Net cash used in operating activities was $21,476 for the nine-month period ended September 30, 2013, compared to $23,195 for the same period in 2012. The decrease of was primarily the result of decrease in operating expenses as discussed above.

Investing activities

Net cash used in investing activities was $2,113 for the nine-month period ended September 30, 2013 was primarily due to capitalized water treatment facility costs at the Mt. Todd gold project. Net cash provided by investing activities of $3,824 for the same period in 2012 was primarily due to receipt of $4,500 in accordance with option and earn-in agreements associated with certain mineral properties,  which was partially offset by additions to plant and equipment of $861.

Financing activities

Net cash provided by financing activities was $9,637 for the nine months ended September 30, 2013 due to the completion of a loan facility in March 2013, as discussed below.

We received cash of $733 from the exercise of compensation options, $14,231 from an equity financing, and $1,365 from the exercise of warrants during the nine months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2013, we had working capital of $12,373 compared with working capital of $60,342 at December 31, 2012, representing a decrease of $47,969. Our working capital decreased primarily due to the decrease in the fair value of our shares of Midas Gold, net of deferred tax benefit, the use of cash to fund operations and the addition of the 2013 Facility. Included in the $12,373 working capital amount is $4,329 of cash and cash equivalents.

During March 2013, we closed and drew a C$10,000 ($9,698) loan facility (the “2013 Facility.  The 2013 Facility originally matured March 2014, with early repayment of the 2013 Facility allowed, at the Company’s option, provided that at least four months interest has been paid.  The 2013 Facility bears an interest rate of 8% per annum, payable monthly. The 2013 Facility is secured by a general security agreement (“GSA”) with certain exclusions. If the Company completes an asset disposition or other financing, subject to certain conditions the Company is required to utilize 50% of the net proceeds exceeding $1,000 to repay the 2013 Facility up to the full amount outstanding. The Company and the Lender have reached an agreement, subject to certain conditions, to extend the maturity date of the 2013 Facility to March 2015. The Company has agreed to pledge all the Company’s Midas Gold Shares (Note 5) as security and to pay the Lender an extension fee comprised of 486,382 Vista common shares.

During October 2013, Vista and Invecture Group S.A. de C.V. (“Invecture”) terminated the 2012 Earn-in Right Agreement whereby Invecture could earn a 62.5% interest in the Los Cardones gold project located in Baja California Sur, Mexico, and entered into new agreements whereby Vista sold 100% of its debt and equity interests in the Los Cardones gold project (the Los Cardones Sale”) to Invecture and RPG Structured Finance S.a.R.L. (the “Purchasers”), for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 is payable in January 2014), subject to the Purchaser’s option to elect to not make this payment.  If the Purchaser does not make the $6,000 payment, Vista will retain the $7,000 already received and 100% of the Los Cardones gold project will be returned to Vista.

Per the terms of Vista’s 2013 Facility, Vista repaid $3,000 of the 2013 Facility using proceeds from the Los Cardones Sale.

After giving effect to the extended maturity date of the 2013 Facility, the Los Cardones Sale, and the partial payment of the 2013 Facility, working capital increases to approximately $26,071 including cash and cash equivalents of $8,329 (all other items remaining constant), and the balance of the 2013 Facility reduces to approximately $6,700.

Management is strongly committed to careful cash management and maintaining liquidity. The Company’s cash burn rate has been dramatically reduced since the first half of the year as several cash intensive programs such as water treatment and preparation of the preliminary feasibility have been completed. In addition, several significant cost cutting measures have been introduced including a reduction of management positions, significant reductions in cash compensation for executives, senior management and the Company’s Board of Directors, and the delay or elimination of all discretionary programs, including exploration activities. Other aggressive cost cutting measures, particularly at Mt. Todd, are being pursued. We continue to advance several important value-adding initiatives, including the authorization process for the Mt. Todd project environmental impact statement, none of which are capital intensive. The Company’s cash burn rate is expected to be reduced to approximately $3,250 for the fourth quarter of 2013, with further reductions to $2,500 to $3,000 per quarter planned for 2014, assuming a normal wet season in the Northern Territory.

In the past year, capital raising has become more difficult for junior mining companies which do not have producing assets and these conditions are expected to continue for the foreseeable future. Consequently, we may not be able to raise capital in sufficient amounts on reasonable terms, if at all.

The Company believes that its current cash position, together with the proceeds from the Los Cardones Sale (Note 16 of the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013) will be sufficient to fund the Company through the third quarter of 2014, subject to a $6,000 final payment to be made to us at the Purchaser’s option. In addition, the Company will continue to seek other financing sources with priority given to non-dilutive sources such as sale of our used mill equipment and monetization of other non-core assets.  However, there can be no assurance that we will be able to timely monetize the non-core assets at a value acceptable to us or at all. The Company also believes that given its ability to liquidate all or a portion of its Other Investments (Note 5 to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013), if necessary, it will have access to sufficient financing to fully repay its debt, and to fund operations well into 2015.

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

Common shares issued and outstanding

Number of shares issued
As of December 31, 2012	81,563,498
Shares issued for restricted stock units	99,539
Shares issued in connection with debt issuance	125,798
As of September 30, 2013	81,788,835

During the nine months ended September 30, 2013, the Company issued 99,539 common shares in connection with the vesting of restricted stock. The Company also issued 125,798 common shares as part of the 2013 Facility, which had a fair value of $272 at the time of the debt issuance.

Fair Value Accounting

		Fair value at September 30, 2013
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$1,351	$1,351	$-
	Marketable securities	231	231	-
	Other investments (Midas Gold Shares)	26,714	26,714	-
	Amayapampa interest	4,813	-	4,813
	Mill equipment	6,500	-	6,500

Our cash equivalent instruments, marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The estimated fair value of the Amayapampa interest is based on probability-weighted cash flow scenarios discounted using a risk-adjusted discount rate (15%) and assumptions including future gold prices (average gold prices realized range from $1,038 to $1,247 per ounce, depending on timing of assumed start-up), estimated life-of-mine gold production (ranging from 350,000 to 650,000 ounces) and the expected timing of commercial production (periods ranging from 3 to 6 years or never), which are management’s best estimates based on currently available information. Significant changes in any of the unobservable inputs in isolation would result in a significant change in fair value measurement. As a result of our analysis no change in fair value was deemed necessary as of September 30, 2013.

The Company incurred an impairment loss on certain mill equipment in 2013. This equipment was valued at $6,500 and $10,000 based on a third party assessment of the projected sale value, net of costs to sell and commissions, at September 30, 2013 and December 31, 2012, respectively. The mill equipment is categorized as assets held for sale on the Consolidated Balance Sheets.

At September 30, 2013, the assets classified within Level 3 of the fair value hierarchy represent 29% of the total assets measured at fair value. There were no transfers between levels in 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this Quarterly Report on Form 10-Q.

Contractual Obligations

At September 30, 2013, our contractual obligations consist of our 2013 Facility, discussed above, and a $635 obligation for the balance due on our acquisition of certain land for our Los Cardones gold project, which is due upon the achievement of certain milestones and is recorded in other long-term liabilities in our Consolidated Balance Sheets. However, the obligation associated with the Los Cardones gold project transferred to the Purchasers pursuant to the Los Cardones Sale, which is discussed above.

Transactions with Related Parties

Agreement with Sierra Partners LLC

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra provided us with support for and analysis of our general corporate finance and strategy efforts. A founder and partner of Sierra is also one of our directors. As compensation for these services, we paid Sierra a monthly retainer fee of $10 for the duration of the agreement, which was terminated on August 31, 2013. We paid to Sierra $20 and $80 during the three- and nine-month periods ended September 30, 2013 and $30 and $90 during the three- and nine-month periods ended September 30, 2012, respectively.

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

Base Case Scenario Presented in PFS

Highlights of the PFS Base Case scenario are presented in the table below:

Base Case (50,000 tpd) @ $1,450/oz Au	Years 1-5		Life of Mine ("LOM") (13 years)
	Annual Average	Total	Annual Average	Total
Average Milled Grade (g/t)	1.03		0.82
Payable Gold (000's ozs)	481	2,407	370	4,808
Gold Recovery	82.0%		81.5%
Cash Costs ($/oz)	$662		$773
Strip Ratio (waste:ore)	2.5		2.7
Initial Capital ($ millions)			$1,046
Pre-tax NPV 5% ($ millions)			$1,094
After-tax NPV 5% ($ millions)			$591
IRR (Pre-tax/After-tax)			21.8% / 15.9%
After-tax Payback (Production Years)			3.5

    Note: Economics presented using $1,450/oz gold and a flat $1.00 USD : $1.00 AUD exchange rate and assumes deferral of certain Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

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

Alternative Case Scenario Presented in PFS

The key differences between the Base Case and the alternative case include:

•	a 33,000 tpd mining facility versus a 50,000 tpd facility in the Base Case with associated lower mining rates and a smaller fleet; and
•	a reserve pit shell of $925/oz versus $1,360/oz in the Base Case and the application of a higher cut-off grade (0.45g Au/t versus 0.40g Au/t).

Highlights of the PFS alternative case scenario are presented in the table below:

Alternate Case (30,000 tpd) @ $1,450/oz Au	Years 1-5		LOM (11 years)
	Annual Average	Total	Annual Average	Total
Average Milled Grade (g/t)	0.95		0.90
Payable Gold (000's ozs)	295	1,473	263	2,891
Gold Recovery	82.0%		81.2%
Cash Costs ($/oz)	$676		$684
Strip Ratio (waste:ore)	2.1		2
Initial Capital ($ millions)			$761
Pre-tax NPV 5% ($ millions)			$777
After-tax NPV 5% ($ millions)			$440
IRR (Pre-tax/After-tax)			22.1% / 16.9%
After-tax Payback (Production Years)			3.2

    Note: Economics presented using $1,450/oz gold and a flat $1.00 USD : $1.00 AUD exchange rate and assumes deferral of certain Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

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
Amounts may not add due to rounding.

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

Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in SEC’s Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	proposed use of proceeds from the Company’s 2013 Facility;
•	our expectation that is we are able to raise the cash necessary for full repayment of the 2013 Facility when it is due and may potentially seek additional sources of financing;
•	estimates of future operating and financial performance;
•	potential funding requirements and sources of capital, including potential near-term sources of additional cash;
•	our anticipated cash burn rate for the fourth quarter of 2013, and our anticipated reductions to our cash burn rate for 2014;
•	the Company’s estimates of its future cash position;
•	the potential monetization of our non-core assets;
•

our expectation that raising capital for mining companies without producing assets will continue to be difficult for the foreseeable future, and the potential impact of this on our ability to raise capital in sufficient amounts on reasonable terms;

•	our planned deferral of significant development commitments until market conditions improve;
•	our potential ability to generate proceeds from operations or the disposition of our assets;
•	the timing, performance and results of feasibility studies;
•	plans and anticipated effects of the holding of 24.9% of the issued and outstanding shares of Midas Gold Shares;
•	our potential entry into agreements to find, lease or purchase mineral interests;
•	plans for evaluation and advancement of the Mt. Todd gold project, including the Company’s plans to complete an environmental impact statement for the project;
•	pre-feasibility study results at the Mt. Todd gold project, including the Base Case and Alternate Case development scenarios;
•	the Company’s belief that it remains on track to receive permits for the Mt. Todd gold project around the end of 2013;

•	our ability to raise sufficient capital to complete a feasibility study of the Mt. Todd gold project;
•	the feasibility of the Mt. Todd gold project;
•	exploration, resource estimates and PEA results at the Guadalupe de los Reyes gold/silver project;
•	Vista’s belief that fine grind size through milling could lead to better recoveries at the Guadalupe de los Reyes gold/silver project;
•	Vista’s belief that a high grade underground-minable resource could be potentially developed at the Guadalupe de los Reyes gold/silver project;
•	our plan to restrict expenditures on the Guadalupe de los Reyes gold/silver project for the remainder of 2013 to property holding costs and community support initiatives;
•	future business strategy, competitive strengths, goals and expansion and growth of the Company’s business;
•	our potential status as a producer;
•	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;
•	estimates of mineral reserves and mineral resources;
•	timing and receipt of proceeds from the sale of the mill equipment that the Company is currently seeking to sell; and
•	our expectation that we will continue to be a PFIC in the future.

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by the Board; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; current market conditions and project development plans. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates on which they are based;
•	resource and reserve estimate results and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations and permits for our business, including its development plans and operating activities;
•	the timing and results of a feasibility study on the Mt. Todd gold project;
•	delays in commencement of construction at the Mt. Todd gold project;
•	our ability to secure the permits for the Mt. Todd gold project;
•	receiving the payment in January 2014 related to the Los Cardones Sale;
•	increased costs that affect our financial condition;
•	our reliance on third parties to fulfill their obligations under our agreements;
•	whether projects not managed by us will comply with our standards or meet our objectives;

•	a shortage of skilled labor, equipment and supplies;
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

•	risks related to our 2013 Facility;
•	the lack of dividend payments by us;
•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	the market price of the securities held by us;
•	our ability to timely monetize our shares of Midas Gold;
•	our lack of production and experience in producing;
•	reclamation liabilities, including reclamation requirements at the Mt. Todd gold project;
•	our history of losses from operations;
•	future water supply issues;
•	environmental lawsuits;
•	lack of adequate insurance to cover potential liabilities;
•	our ability to retain and hire key personnel;
•	fluctuations in the price of gold;
•	inherent hazards of mining exploration, development and operating activities;
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

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2013,  an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

We may be unable to timely pay our obligations under our outstanding credit facility, which may result in us losing some of our assets covered by the general security agreement or pledge of Midas Gold Shares related to the credit facility to the extent necessary to cover our obligations and may adversely affect our assets, results of operations and future prospects.

During March 2013, we entered into a credit agreement with Sprott Resources Lending Partnership (the “Lender”) for purposes of establishing a C$10,000 ($9,698) loan facility (the “2013 Facility”). The 2013 Facility bears an interest rate of 8% per annum, payable monthly. The 2013 Facility originally had a maturity date of March 2014, which has been extended by one year, to March 2015, by mutual agreement of us and the Lender, subject to the payment of a 3.5% extension fee, which is payable in our common shares. The 2013 Facility is secured by a general security agreement with exclusions for our Mt. Todd gold project and the mill equipment held for sale.

During October 2013, the Company and the Lender reached an agreement, subject to certain conditions, to extend the maturity date of the 2013 Facility to March 2015. The Company has agreed to pledge all the Company’s Midas Gold Shares as security and to pay the Lender an extension fee comprised of 486,382 Vista common shares. The interest rate remains unchanged at 8% per annum.

If we are unable to timely satisfy our obligations under the 2013 Facility, including timely payment of the interest when due and payment of the principal amount at maturity and we are not able to re-negotiate the terms of the facility, the Lender will have rights under the general security agreement and the pledge agreement to potentially seize or sell our assets, including our shares of Midas Gold, to satisfy our obligations under the 2013 Facility.  Any failure to timely meet our obligations under the 2013 Facility may adversely affect our assets, results of operations and future prospects.

The Purchasers of the Los Cardones project may elect to not make a $6,000 payment to us by January 31, 2014, which may severely reduce our expected working capital and negatively affect our liquidity.

During October 2013, Vista and Invecture Group S.A. de C.V. (“Invecture”) terminated the 2012 Earn-in Right Agreement whereby Invecture could earn a 62.5% interest in the Los Cardones gold project located in Baja California Sur, Mexico, and entered into new agreements whereby Vista sold 100% of its debt and equity interests in the Los Cardones gold project (the “Los Cardones Sale”) to Invecture and RPG Structured Finance S.a.R.L.  (the “Purchasers”), for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 is payable in January 2014), subject to the Purchasers’ option to elect to not make this payment.  If the Purchasers elect to not make the $6,000 payment, Vista will retain the $7,000 already paid and 100% of the Los Cardones gold project will be returned to Vista.

If the $6,000 payment is not made, the Company believes that its current cash position, together with the $7,000 proceeds from the Los Cardones Sale will be sufficient to fund the Company through the second quarter of 2014; and the balance of the Company’s 2013 Facility would not be reduced by $3,000. The Company would also assume all of the responsibilities associated with maintaining the Los Cardones gold project.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the recently enacted United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United

States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal period ended September 30, 2013, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on June 12, 2013.
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on June 12, 2013.
3.03	Articles, previously filed as Exhibit 3.3 to the Registrant’s Form 8-K filed with the SEC on June 12, 2013.
10.1	Credit Agreement Modification Agreement, previously filed as Exhibit 1.01 to the Registrant’s Form 8-K filed with the SEC on September 26, 2013.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

(1)   Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the three  and nine months ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISTA GOLD CORP.
(Registrant)

Date: October 30, 2013	By:	/s/ Frederick H. Earnest
Frederick H. Earnest
Chief Executive Officer

Date: October 30, 2013	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer