Form 10-K
period 2013-12-31
VISTA GOLD CORP
filed 2014-03-17
CIK 783324

_____________________________________________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-9025

VISTA GOLD CORP.

 (Exact Name of Registrant as Specified in its Charter)

(Exact Name of Registrant as Specified in its Charter)r
British Columbia	98-0542444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 5, 7961 Shaffer Parkway
Littleton, Colorado	80127
(Address of Principal Executive Offices)	(Zip Code)

(720) 981-1185

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares without par value	NYSE MKT

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes Nox

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes Nox

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes xNo 

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes xNo 

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to the Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

      Large Accelerated Filer   Accelerated Filer x  Non-Accelerated Filer Smaller Reporting Company  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes Nox

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $79,335,170

The number of shares of the Registrant’s Common Stock outstanding as of March 5, 2014 was 82,275,217.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2014 Annual General Meeting of Shareholders are incorporated herein.  See Part III.

 _____________________________________________________________________________________________________________________________________________

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

“acid rock drainage (ARD)” results from the interaction of meteoric water with oxidizing sulfide minerals.

“arsenopyrite” means an iron arsenic sulfide. It is the most common arsenic mineral and the primary ore of arsenic metal.

“assay” means to test ores or minerals by chemical or other methods for the purpose of determining the amount of valuable metals contained.

“bedding”  means the characteristic structure of sedimentary rock in which layers of different composition, grain size or arrangement are layered one on top of another in a sequence with oldest on the bottom and youngest at the top.

“bismuthinite” means a mineral consisting of bismuth sulfide; it is an ore for bismuth.

“breccia” means rock consisting of fragments, more or less angular, in a matrix of finer-grained material or of cementing material.

“chalcopyrite” means a  brass-yellow colored sulfide of copper and iron.  It is a copper mineral.

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

“diamond drill” means a rotary type of rock drill that uses a diamond impregnated bit to cut a core of rock, which is recovered in long, cylindrical sections, two centimeters or more in diameter.

“epithermal” refers to a type of lode deposit containing economic concentrations of gold, silver and, in some cases, base metals such as copper, lead and zinc.

“exploration stage enterprise”  refers to an issuer engaged in the search for mineral deposits (reserves) which are not in either the development or production stage, per SEC Industry Guide 7. A development stage enterprise is engaged in the preparation of an established, commercially minable deposit (reserve) which is not in the production stage. A production stage enterprise is engaged in the exploitation of commercially mineral deposits (reserves).

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

“fire assay” is a type of precious metal assay, which results in destruction of the precious metal, but provides the most accurate assay information.

“foliation” means planar arrangement of structural or textural features in any rock type.

“fold” is a bend or flexure in a rock unit or series of rock units caused by crust movements.

“g Au/tonne” or “g Au/t” means grams of gold per tonne.

“galena” means a lead sulfide mineral commonly found in hydrothermal veins; it is the primary ore of lead and is often mined for its silver content.

“geosyncline” means a major trough or downwarp of the Earth’s crust, in which great thicknesses of sedimentary and/or volcanic rocks have accumulated.

“granitoid” means a variety of coarse grained plutonic rock similar to granite, which are composed predominantly of feldspar or quartz.

“greywackes” means fine-ground sandstone generally characterized by its hardness, dark color and poorly sorted angular grains of quarts, feldspar and small rock fragments set in a compact, clay-fine matrix.

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

“mica” any of a group of phyllosilicate minerals having similar chemical compositions and highly perfect basal cleavage.

“mineralization” means the concentration of valuable minerals within a body of rock.

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

“ore” means material containing minerals in such quantity, grade and chemical composition that they can be economically extracted.

“oxide” means mineralized rock in which some of the original minerals have been oxidized (i.e., combined with oxygen). Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

“preliminary economic assessment” (“PES”) as defined by Canadian National Instrument 43-101 is a study, other than a pre-feasibility study or feasibility study, which includes an economic analysis of the potential viability of mineral resources.

“preliminary feasibility study”  (“PFS” or “pre-feasibility study”)  as defined by the CIM is a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, has been established, and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social and environmental factors and the evaluation of other relevant factors, which are sufficient for a qualified person, acting reasonably, to determine if all or part of the mineral resource may be classified as a mineral reserve.

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

“pyrrhotite” means a bronze-colored magnetic ferrous sulfide mineral consisting.

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

“recovery” means that portion of the metal contained in the ore that is successfully extracted by processing and is expressed as a percentage.

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

“strike” when used as a noun, means the direction, course or bearing of a vein or rock formation measured on a level surface and, when used as a verb, means to take such direction, course or bearing.

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

“tonne” means a metric ton and has the weight of 1,000 kg or 2,204.6 pounds.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including all exhibits hereto and any documents that are incorporated by reference as set forth on the face page under “Documents incorporated by reference”, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this annual report on Form 10-K, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•

our expectation that we are able to raise the cash necessary for full repayment of the 2013 Facility (as defined in Significant Developments in 2013, below)  when it is due and may potentially seek additional sources of financing;

•	the receipt by the Company of the $6,250 payment for the sale of the Los Cardones gold project;

•	estimates of future operating and financial performance;

•	potential funding requirements and sources of capital, including near-term sources of additional cash;

•	our expectation that we will continue to raise capital through the sale of non-core assets, equity and/or debt financings, and through the exercise of stock options and warrants;

•	our anticipated cash burn rate for 2014;

•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future’

•	our estimates of our future cash position;
•	the potential monetization of our non-core assets;
•	our intention to identify and execute cost cutting initiatives;
•

our expectation that raising capital for mining companies without producing assets will continue to be difficult for the foreseeable future, and the potential impact of this on our ability to raise capital in sufficient amounts on reasonable terms;

•	our planned deferral of significant development commitments until market conditions improve;
•	our potential ability to generate proceeds from operations or the disposition of our assets;
•	the timing, performance and results of feasibility studies;
•	plans and anticipated effects of the holding of 24.9% (reduced to 12.4% during February 2014) of the issued and outstanding common shares of Midas Gold Corp. (“Midas Gold shares”);
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	plans for evaluation and advancement of the Mt. Todd gold project, including our plans to complete the environmental impact statement approval process for the project;
•	our ability to raise sufficient capital to complete a feasibility study of the Mt. Todd gold project;
•	the feasibility of the Mt. Todd gold project;
•

our belief that there is a possibility that with time and the appropriate exploration expenditures, a high-grade mineable resource could potentially de developed at the Guadalupe de los Reyes gold/silver project;

•	future business strategy, competitive strengths, goals and expansion and growth of our business;
•	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;
•	estimates of mineral reserves and mineral resources;
•	timing and receipt of proceeds from the sale of the mill equipment that we are currently seeking to sell;
•	timing and receipt of proceeds from the proposed option of our Guadalupe de los Reyes gold/silver project; and
•	our expectation that we will continue to be a passive foreign investment company (“PFIC”) in the future.

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

•	our ability to raise additional capital on favorable terms, if at all;
•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates on which they are based;
•	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations and permits for our business, including its development plans and operating activities;
•	the timing and results of a feasibility study on the Mt. Todd gold project;
•	delays in commencement of construction at the Mt. Todd gold project;
•	our ability to secure the permits for the Mt. Todd gold project including the environmental impact statement;
•	receiving the payment in July 2014 related to the Los Cardones gold project sale;
•	increased costs that affect our financial condition;
•	our reliance on third parties to fulfill their obligations under our agreements;
•	whether projects not managed by us will comply with our standards or meet our objectives;
•	a shortage of skilled labor, equipment and supplies;
•

whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;

•

trading price of our securities and our ability to raise funds in new share offerings due to future sales of common shares in the public or private market and our ability to raise funds from the exercise of our warrants;

•	risks related to our 2013 Facility;
•	the lack of dividend payments by us;
•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	the market price of the securities held by us;
•	our ability to timely monetize Midas Gold shares;
•	our lack of production and experience in producing;
•	perception of environmental impact of the Mt. Todd gold project;
•	reclamation liabilities, including reclamation requirements at the Mt. Todd gold project;
•	our history of losses from operations;
•	future water supply issues at the Mt. Todd gold project;
•	environmental lawsuits;
•	lack of adequate insurance to cover potential liabilities;
•	our ability to retain and hire key personnel;
•	fluctuations in the price of gold;
•	inherent hazards of mining exploration, development and operating activities;
•

the accuracy of calculations of mineral reserves, mineral resources and mineralized material fluctuations therein based on metal prices, inherent vulnerability of the ore and recoverability of metal in the mining process;

•	changes in environmental regulations to which our exploration and development operations are subject;
•	changes in climate change regulations;
•	changes in corporate governance and public disclosure regulations;
•	intense competition in the mining industry;
•	conflicts of interest of some of our directors as a result of their involvement with other natural resource companies;
•	potential challenges to the title to our mineral properties;
•	political and economic instability in Mexico;
•	fluctuation in foreign currency values; and
•	our likely status as a PFIC for U.S. federal tax purposes.

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

PART I

ITEM 1.  BUSINESS.

Overview

Vista Gold Corp. operates in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, or leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. As such, we are considered an Exploration Stage Enterprise. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies resulting in changes to the operating assumptions underlying previous engineering work.

Our principal assets include our flagship Mt. Todd gold project in Northern Territory (“NT”), Australia, and a 24.9%  (reduced to 12.4% during February 2014) holding in Midas Gold shares.  In addition to non-core projects in Mexico and California, we hold royalty interests in projects in Bolivia and Indonesia.

We do not produce gold and do not currently generate operating earnings. Through 2013, funding to explore our gold properties and to operate the Company was acquired primarily through debt and equity financings and the sale of non-core assets. We expect to continue to raise capital through the sale of non-core assets, additional equity and/or debt financings, and through the exercise of stock options and warrants.

Vista Gold Corp. was originally incorporated on November 28, 1983 under the name “Granges Exploration Ltd.” Effective November 1, 1996, two predecessor entities amalgamated under the name “Vista Gold Corp.” and, effective December 17, 1997, Vista Gold continued from British Columbia to the Yukon Territory, Canada under the Business Corporations Act (Yukon Territory).  On June 11, 2013, Vista Gold continued from the Yukon Territory, Canada to the Province of British Columbia, Canada under the Business Corporations Act (British Columbia). The current addresses, telephone and facsimile numbers of our offices are:

Executive Office	Registered and Records Office
Suite 5 - 7961 Shaffer Parkway Littleton, Colorado, USA 80127 Telephone: (720) 981-1185 Facsimile: (720) 981-1186	1200 Waterfront Centre – 200 Burrard Street Vancouver, British Columbia, Canada V7X 1T2 Telephone: (604) 687-5744 Facsimile: (604) 687-1415

Corporate Organization Chart

The name, place of incorporation, continuance or organization and percent of equity securities that we own or control as of March 5,  2014 for each of its subsidiaries is set out below.

Employees

As of December 31, 2013, we had 14 employees globally. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

Geographic and Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Australia and North America.  We reported no revenues during 2013, 2012 and 2011.  Geographic location of mineral properties and plant and equipment is provided in Notes 6 and 7 to our Consolidated Financial Statements under the section heading “Item 8. Financial Statements” below.

Significant Developments in 2013

Mt. Todd gold project

In April 2013, the NT Government of Australia awarded our Mt. Todd gold project Major Project Status, signifying the NT Government's support for the timely and responsible development of the Mt. Todd gold project.

In May 2013, we completed a pre-feasibility study which evaluates two development scenarios including a (i) 50,000 tpd project that develops more of the Mt. Todd mineral resource and generates a larger net present value and (ii) a smaller and higher-grade 33,000 tpd project that focuses on improving internal rate of return and operating margins.

In June 2013, we submitted the initial environmental impact statement (“EIS”) to the regulators in the NT. During November 2013, we submitted our final EIS to the regulators in the NT.

See the section heading “Item 2. Properties – Mt. Todd Gold Project, Northern Territory, Australia” below.

Los Cardones gold project

During October 2013, we entered into a purchase and sale agreement with Invecture Group S.A. de C.V. (“Invecture”) and RPG Structured Finance S.a.r.L. to sell our 100% interest in our Los Cardones gold project in Baja California Sur, Mexico for a total of $13,000.

See the section heading “Item 2. Properties – Los Cardones Gold Project, Baja California Sur, Mexico ” below.

Corporate

During March 2013, we completed a loan facility for C$10,000 with an original maturity date of March 2014, which was further extended to March 2015 during the fourth quarter of 2013 (the “2013 Facility”).  In addition, we repaid C$3,041 of the principal outstanding during the fourth quarter of 2013.

During June 2013, we changed our jurisdiction of incorporation by continuing from the Yukon Territory, Canada to the Province of British Columbia, Canada (the “Continuation”).  Our shareholders approved the Continuation at the annual general and special meeting of shareholders held on April 30, 2013.  For further details on the continuation see our Current Report on Form 8-K filed with the SEC and the Canadian securities commissions.

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

Government Regulation

Our mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, Mexico, Australia, and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate. There are no current orders or directions relating to us with respect to the foregoing laws and regulations.

Environmental Regulation

Our projects are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During 2013, none of our project sites had any material non-compliance occurrences with any applicable environmental regulations.

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

Gold Price History

The price of gold is volatile and is affected by numerous factors, all of which are beyond our control, such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global gold demand and political and economic conditions.

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2009	$1,213	$810	$972
2010	1,421	1,058	1,225
2011	1,895	1,319	1,571
2012	1,792	1,540	1,669
2013	1,694	1,192	1,411
2014 (to March 5, 2014)	1,349	1,221	1,276

   Data Source: www.kitco.com

Seasonality

None of our properties are subject to material restrictions on our operations due to seasonality.

Available Information

We make available, free of charge, on or through our Internet website, at www.vistagold.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not incorporated into this annual report on Form 10-K.

ITEM 1A.  RISK FACTORS.

An investment in our securities involves a high degree of risk.  The risks described below are not the only ones facing the Company or otherwise associated with an investment in our securities.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Operating Risks

We cannot be assured that our Mt. Todd gold project is feasible or that a feasibility study will accurately forecast operating results.

Before arranging financing for the Mt. Todd gold project, we will have to complete a feasibility study.  There can be no assurance that the results of the feasibility study will be positive or that such study will be completed when expected.

If the Mt. Todd gold project feasibility study is favorable, and if the project can be financed, there is no assurance that actual production rates, revenues, capital and operating costs at the Mt. Todd gold project will not vary unfavorably from the estimates and assumptions included in the feasibility study.

Our Mt. Todd gold project requires substantial capital investment and we may be unable to raise sufficient capital on favorable terms or at all.

The construction and operation of our Mt. Todd gold project will require significant capital. Our ability to raise sufficient capital will depend on several factors, including a favorable feasibility study, acquisition of the requisite permits, macroeconomic conditions, and future gold prices. Uncontrollable factors such as lower gold prices, unanticipated operating or permitting challenges, illiquidity in the debt markets or a further dislocation in the gold mining equity markets as experienced in recent years, could prohibit our ability to finance the Mt. Todd gold project on acceptable terms, if at all.

If we decide to construct the mine at our Mt. Todd gold project, we will be assuming certain reclamation obligations resulting in a material financial obligation.

The Mt. Todd gold project site was not reclaimed when the original mine closed.  Although we are not currently responsible for the reclamation of these historical disturbances, we will accept full responsibility if we make a decision to finance and construct the mine.  At that time, we will be required to provide a bond in a form satisfactory to the NT Government (in whose jurisdiction the Mt. Todd gold project is located) that would cover the expense of the reclamation of the property.  In addition, the regulatory authorities may increase reclamation and bonding requirements from time to time.  The satisfaction of these bonding requirements and continuing or future reclamation obligations will require a significant amount of capital.

We may not be able to get the required permits to begin construction at our Mt. Todd gold project in a timely manner or at all.

Any delay in acquiring the requisite permits, or failure to receive required governmental approvals (including the approval of the environmental impact statement), could delay or prevent the start of construction of our Mt. Todd gold project.  If we are unable to acquire permits to mine the property, then it will have no reserves under SEC Industry Guide 7 and NI 43-101, which would result in an impairment of the carrying value of the project.

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

We cannot be assured that we will have an adequate water supply at our Mt. Todd gold project.

Water at the Mt. Todd gold project is expected to be provided from a fresh water reservoir which is fed by seasonal rains. Drought or drought-like conditions in the area feeding the reservoir could limit or extinguish this water supply, and all operations would have to stop until the water supply is replenished.

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

All phases of our operations are subject to environmental regulation. Environmental legislation is becoming more restrictive in some countries or jurisdictions in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. Currently, we are subject to U.S. federal and state environmental regulations in California, as well as government environmental regulations in Australia and Mexico.

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

There may be challenges to our title to our mineral properties. If there are title defects with respect to any of our  properties, we may be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert management’s time from company business, including any ongoing exploration and development programs.

Our property interests in Mexico, Bolivia and Indonesia are subject to risks from political and economic instability.

We have property interests in Mexico, Bolivia and Indonesia that may be affected by risks associated with political or economic instability in those countries. The risks include, but are not limited to, military repression, extreme fluctuations in currency exchange rates, labor instability or militancy, mineral title irregularities and high rates of inflation. In addition, changes in mining or investment policies or shifts in political attitude in these countries may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted.

Financial and Business Risks

The Purchasers of the Los Cardones project may elect to not make a $6,250 payment to us by July 31, 2014, which would severely reduce our expected working capital and negatively affect our planned liquidity.

During October 2013, Vista and Invecture terminated the 2012 Earn-in Right Agreement whereby Invecture could have earned a 62.5% interest in the Los Cardones gold project located in Baja California Sur, Mexico, and entered into new agreements whereby Vista sold 100% of its debt and equity interests in the Los Cardones gold project (the “Los Cardones Sale”) to Invecture and RPG Structured Finance S.a.R.L.  (the “Purchasers”), for a total of $13,000,  $7,000 of which was paid in October 2013 and $6,000 was payable in January 2014, subject to the Purchasers’ option to elect to not make this payment. As a result of permitting delays, we and the Purchasers have agreed to extend the due date of the $6,000 payment to July 31, 2014 for consideration of $250. If the Purchasers elect to not make the $6,250 payment, Vista will retain the $7,000 already paid and 100% of the Los Cardones gold project will be returned to Vista. The Company would also assume all of the responsibilities associated with maintaining the Los Cardones gold project on a going forward basis.

A substantial or extended decline in gold prices would have a material adverse effect on the value of our assets, on our ability to raise capital and could result in lower than estimated economic returns.

The value of our assets, our ability to raise capital and our future economic returns are substantially dependent on the price of gold. The gold price fluctuates on a daily basis and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

•	gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;
•	speculative short positions taken by significant investors or traders in gold;
•	the relative strength of the U.S. dollar;
•	expectations of the future rate of inflation;
•	interest rates;
•	changes to economic activity in the United States, China, India and other industrialized or developing countries;
•	geopolitical conflicts;
•	changes in industrial, jewelry or investment demand;
•	changes in supply from production, disinvestment and scrap; and
•	forward sales by producers in hedging or similar transactions.

A substantial or extended decline in the gold price could:

•	negatively impact our ability to raise capital on favorable terms, or at all;
•	jeopardize the development of our Mt. Todd gold project;
•	reduce our existing estimated mineral resources and reserves by removing ores from these estimates that could not be economically processed at the lower gold price;
•	reduce the potential for future revenues from gold projects in which we have an interest;
•	reduce funds available to us for exploration with the result that we may not be able to further advance any of our projects;
•	reduce the market value of our assets; and
•	reduce the value of our investment in Midas Gold shares and our royalty interests in projects in Bolivia and Indonesia.

We have a history of losses, and we do not expect to generate earnings from operations or pay dividends in the near term.

We are an Exploration Stage Enterprise.  As such, we devote our efforts to exploration, analysis and development of our projects.  We do not currently produce gold and do not currently generate operating earnings.  We finance our business activities principally by issuing equity and/or debt and sale of non-core assets.

We have incurred losses in all periods since 1998, except for the year ended December 31, 2011, during which we recorded non-cash net gains. Our historic accumulated deficit totals approximately $394,000 as at December 31, 2013.  We expect to continue this trend of incurring losses, until one or more of our gold properties becomes a producing mine(s), or is otherwise monetized, and generates sufficient revenues to fund all of our operations, including our corporate headquarters.  We have no history of paying dividends and we do not expect to pay dividends or to make any similar distribution in the foreseeable future.

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

Substantial expenditures are required to acquire gold properties, to establish mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot be assured that any mineral reserves or mineral resources acquired, established or discovered will be in sufficient quantities to justify commercial operations or that the funds invested in them will ever be recovered.

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

If we are unable to acquire attractive mining claims we could lose an opportunity to improve our business. Competition for capital recently reduced the amount of capital available and raised the associated cost.  If we are unable to raise sufficient capital, our exploration and development programs may be reduced in scope or stopped completely, as done at our Guadalupe de los Reyes gold/silver project during 2013, for example.  Competition for equipment and supplies could result in shortage of necessary supplies and/or increased costs. Competition for outside services could result in increased costs, reduced quality of service and/or delays in completing services. If we cannot successfully attract and retain qualified employees our exploration and development programs may be slowed down or suspended.

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

Currency exchange rate fluctuations may affect the costs that we incur at our projects as those costs are incurred in the local currency.  The appreciation of the local currencies against the U.S. dollar increases our costs of exploration and development activities in U.S. dollar terms at our projects located outside of the United States.  As a result, our results of operations and financial condition could be adversely affected.

The Company is likely a “passive foreign investment company,” which will likely have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. shareholders of shares of our common stock (the “Common Shares”) should be aware that the Company believes it was classified as a PFIC during the taxable year ended December 31, 2013, and based on current business plans and financial projections, management believes there is a significant likelihood that the Company will be a PFIC during the current taxable year.  If the Company is a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the Common Shares.  A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders.  However, U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election.  Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares.  A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein.  This paragraph is qualified in its entirety by the discussion below under the heading “Certain U.S. Federal Income Tax Considerations.”  Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of Common Shares.

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

Operating costs within the gold mining industry have been increasing dramatically in recent years.   Deepening political unrest in the Middle East and North Africa, strong economic growth in China, India and other developing economies could have the effect of constraining supplies of oil and other commodities, which could force related prices higher. A similar trend in labor costs has been observed, resulting mainly from a shortage of skilled labor and growing pressure for the extractive industries to provide compensation commensurate with higher metals prices.  There is also a growing trend for governments to expect more income from their natural resources in the form of increased royalties, taxes and fees. These factors undermine the long-term viability of the mining industry generally, and potentially reduce the availability of, and/or increase the cost of, financing for new mining projects.

Calculations of mineral reserves and mineral resources are estimates only and subject to uncertainty.

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

Feasibility studies are used to determine the economic viability of an ore deposit, as are pre-feasibility studies and preliminary economic assessments. Feasibility studies are the most detailed studies and reflect a higher level of confidence in the estimated production rates, and capital and operating costs. Generally accepted levels of confidence are plus or minus 15% for feasibility studies, plus or minus 25-30% for pre-feasibility studies and plus or minus 35-40% for preliminary economic assessments. These levels reflect the levels of confidence that exist at the time the study is completed.  Subsequent changes to metal prices, foreign exchange rates (if applicable), reclamation requirements, operating and capital costs may differ materially from these estimates.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The following scientific and technical disclosures about the Mt. Todd gold project and the Guadalupe de los Reyes gold/silver project have been reviewed and approved by Mr. John W. Rozelle, Senior Vice President of Vista.  Mr. Rozelle is a qualified person as defined by NI 43-101.

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

SEC does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of a feasibility study or pre-feasibility study, except in rare cases. The SEC normally only permits an issuer to report mineralization that does not constitute “reserves” as in-place tonnage and grade without reference to unit measures. U.S. investors are cautioned not to assume that any part or all of an inferred mineral resource exists or is economically or legally minable.

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

Mt. Todd Gold Project, Northern Territory, Australia

Property Description and Location

In 2006, we acquired the concession rights to the Mt. Todd gold project from the Deed Administrators for Pegasus Gold Australia Pty Ltd. (“Pegasus”), the government of the Northern Territory of Australia (the “NT Government”) and the Jawoyn Association Aboriginal Corporation (“JAAC”). In 2010, our agreement with the NT Government was renewed for a five-year period to 2015.  In 2014, the agreement was extended through the end of 2018. Mt. Todd was an operating mine in the late 1990’s, but the project had been closed due to bankruptcy and was held by these organizations.  The failure of the project was primarily a result of inefficiencies in the comminution circuit, poor gold recoveries and low gold prices. We hold the Mt. Todd gold project through our wholly-owned subsidiary Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”).

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

The Mt. Todd gold project is designed to be a conventional, large open-pit mining operation that will utilize large-scale mining equipment in a blast/load/haul operation.  Ore is planned to be processed in a large comminution circuit consisting of a gyratory crusher, two cone crushers, two High Pressure Grinding Roll (“HPGR”) crushers, and three ball mills as discussed in greater detail below.  Vista plans to recover gold in a conventional carbon-in-leach (“CIL”) recovery circuit.

The Mt. Todd gold project site was not reclaimed when the mine closed in the late 1990’s.  Liability for the reclamation environmental conditions existing prior to Vista’s involvement with the project remains the responsibility of the NT Government until 30 days after we have provided notice to the NT Government that we intend to take over and assume the management operation and rehabilitation of the Mt. Todd gold project.  Vista will not give such notice until a production decision has been made, the project is fully permitted to construct the mine, and the necessary financing for construction has been arranged.

The Mt. Todd gold project is located 56 kilometers by road northwest of Katherine, NT, Australia, and approximately 250 kilometers southeast of Darwin.  Access is by existing paved public roads and approximately four kilometers of paved private road. We control and maintain the private paved road.

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

Total land holdings controlled by Vista Gold Australia are approximately 140,000 hectares. A map showing the location of the mineral licenses (“MLs”) and exploration licenses (“ELs”) and a table with a list of MLs and ELS and the holding requirements follows.    Substantially all of the estimated mineral resources at Mt. Todd are located in the Batman pit.

Mt. Todd Land Holdings of Vista Gold Australia

License Name	Surface Area (hectares)	Location Description (UTM)	Location Date/ Grant Date	Expiration Date	Estimated Holding Requirements Annual Rent & Admin Fee (thousands of A$)	Annual Work Requirement (thousands of A$)	Annual Expenditure and Technical Reports Due
Mineral Licenses
MLN 1070	3,982	Mining License Block	March 5, 1993	March 4, 2018	76 (due March 4)	N/A	May 3
MLN 1071	1,327	centered at approximately	March 5, 1993	March 4, 2018	24 (due March 4)	N/A	May 3
MLN 1127	80	188555E, 435665N	March 5, 1993	March 4, 2018	2 (due March 4)	N/A	May 3
Subtotals	5,389				102	0

Exploration Licenses	Square Kms
EL 28321	198	Centered at approximately 806729E, 8429210N	May 3, 2011	May 2, 2017	3 (due May 2)	43	June 1
EL29882	556	Centered at approximately 189100E, 84520000N	September 16, 2013	September 15, 2019	34 (due September 15)	33	May 14
EL29886	596	Centered at approximately 200300E, 8452000N	September 16, 2013	September 15, 2019	38 (due September 15)	330	May 14
Subtotals	1,350				75	673

Totals A$					177	673
Totals US$ (exchange rate of A$1.00 = $0.89 on March 5, 2014)					158	602

The surface land in the area of the contiguous mineral licenses and exploration licenses (excluding EL28321) is freehold land owned by the JAAC.  Because the JAAC have title to the land, such land is not part of the lands classified by the government as indigenous lands, and as a result such lands are not subject to an Indigenous Land Use Agreement. Vista has a private agreement with the JAAC for the use of and access to the land.

We must offer  the JAAC the opportunity to establish a joint venture with Vista holding 90% and the JAAC holding a 10% participating interest in the Mt. Todd gold project. In addition, the JAAC will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current MLs, and a 1% NSR royalty on other metals, subject to a minimum payment of A$50 per year.

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

Following the bankruptcy of the previous operator in the 1990’s, most of the processing equipment and facilities were removed from the site; but basic infrastructure is still in place, including project access control point, a small shop and office, a mill building, and various concrete slabs and floors, as well as a fully functioning tailings impoundment facility that has capacity to store additional mill tailings, and a fresh water storage reservoir. In addition, a medium voltage power line supplies the site with electrical power, and a natural gas pipeline, used for power generation by the former operators, is still in place.  The Mt. Todd gold project is located sufficiently close to the city of Katherine to allow for an easy commute for workers.

Because the Mt. Todd gold project site was not reclaimed when the mine closed, the dumps and heap leach pad require ongoing care and maintenance, which we provide.  Precipitation on the waste dumps and heap leach pad have resulted in acid rock drainage which is controlled to the extent possible through collection in retention ponds, storage, pH adjustment and controlled release of acidic or treated water into the Edith River when water levels are high enough, in accordance with the waste discharge license.

Water Treatment

We completed the installation of a water treatment plant in 2009. The treated water was initially to be stored in the existing tailings impoundment facility, but the above average rainfall experienced in the 2010-2011 wet season raised the level of water in the tailings impoundment facility which resulted in the suspension of water treatment.  In 2011, we started pumping water from the tailings impoundment facility into the Batman pit. Following extensive chemical and toxicological testwork, in 2012 we received authorization from the NT Government to in situ treat the water stored in the Batman Pit to neutralize the acidity and to precipitate the contained metals. In February 2013, we received a waste discharge license from the NT Government that authorizes the release of treated water from the Mt. Todd gold project site during the wet season. We will have to dewater substantially all of the pit before mining operations can be started.

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

Based on our review of the historic project files, we believe that approximately 24.6 million tonnes grading 1.06 grams gold per tonne and containing 826,000 ounces of gold were extracted between 1996 and the termination of mining in 2000. Processing was by a combination of heap leach production from oxide ore and cyanidation of sulfide ore. The remaining mineralization consists of sulfide mineralization lying below and along strike of the existing open pit, and in hanging wall structures parallel to the main zone in the existing open pit.

Preliminary Feasibility Study, May 2013

In May 2013, we completed a pre-feasibility study (the “PFS”) at our Mt. Todd gold project in NT, Australia pursuant to NI 43-101.  The technical report was filed on SEDAR on June 28, 2013, and is entitled “NI 43-101 Technical Report - Mt. Todd Gold Project 50,000 tpd Preliminary Feasibility Study – Northern Territory, Australia” and was issued on June 28, 2013 with an effective date of May 29, 2013.

The PFS evaluates two development scenarios including a 50,000 tpd project that develops more of the Mt. Todd resource (the “Base Case”) and generates a larger Net Present Value (“NPV”) and a smaller and higher-grade 33,000 tpd project that focuses on maximizing return and operating margins (the “Alternate Case”).

Highlights of the 50,000 tpd Base Case include:

•

estimated measured and indicated categories of 7.40 million ounces of gold (280 million tons at 0.82 g Au/t) and estimated proven and probable reserves of 5.90 million ounces of gold (223 million tonnes at 0.82 g Au/t) at a cut-off grade of 0.40 g Au/t (1);

•	average annual production of 369,850 ounces of gold per year over the mine life, including average annual production of 481,316 ounces of gold per year during the first five years of operations;
•	life of mine average cash costs of $773 per ounce, including average cash costs of $662 per ounce during the first five years of operations;
•	a 13 year operating life;
•	after-tax NPV5% of $591.3 million and internal rate of return of 15.9% at $1,450 per ounce gold prices, increasing to $876.6 million and 21.1%, respectively, at $1,600 per ounce gold prices; and
•	initial capital requirements of $1,046 million.

Highlights of the 33,000 tpd Alternate Case include:

•	estimated proven and probable reserves of 3.56 million ounces of gold (124 million tonnes at 0.90 g Au/t) at a cut-off grade of 0.45 g Au/t(1);
•	average annual production of 262,826 ounces of gold per year over the mine life, including average annual production of 294,502 ounces of gold per year during the first five years of operations;
•	life of mine average cash costs of $684 per ounce, including average cash costs of $676 per ounce during the first five years of operations;
•	an 11 year operating life;
•	after-tax NPV5% of $440.2 million and internal rate of return of 16.9% at $1,450 per ounce gold prices, increasing to $615.6 million and 21.4%, respectively, at $1,600 per ounce gold prices; and
•	Initial capital requirements of $761 million.
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

The following table presents a breakdown of Base Case operating costs. The project includes a 76MW gas-fired power plant in the initial capital.  The Base Case project consumes all power generated during the operating life. Self-generated power creates significant savings in operating costs compared to a grid-sources power solution. During the four years of reclamation and closure, the PFS assumes we will continue to generate power and will sell that power into the NT electrical grid, for which there is a known market and indicative purchase rates have been provided by the government-owned utility.

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

The 50,000 tpd Base Case mine plan contains plan contains 209.5 million tonnes of material mined from the Batman open pit plus 13.4 million tonnes of material from the existing heap leach pad that is processed through the mill at the end of the mine life.  Together, 222.8 million tonnes of material containing 5.901 million ounces of gold at an average grade of 0.82 g Au/t are processed over the 13 year operating life.  Total gold recovered is expected to be 4.808 million ounces.  Average annual gold production over the life of mine is 369,850 ounces, averaging 481,316 ounces during the first five years of operations, with 580,472 ounces produced in the first year of operations.  Commercial production would begin following two years of construction and commissioning.

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

Mt. Todd Gold Project Reserves, Base Case (50,000 tpd) 0.40 g Au/t cut-off. Reserves calculated at $1,360 per ounce of gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
	Tonnes (000s)	Grade (g/t)	Contained Ounces	Tonnes (000s)	Grade (g/t)	Contained Ounces	Tonnes (000s)	Grade (g/t)	Contained Ounces	Tonnes (000s)	Grade (g/t)	Contained Ounces
Proven	72,495	0.88	2,057	-	-	-	-	-	-	72,495	0.88	2,057
Probable	136,955	0.82	3,612	13,354	0.54	232	-	-	-	150,309	0.80	3,844
Total	209,451	0.84	5,669	13,354	0.54	232	-	-	-	222,805	0.82	5,901

Mt. Todd Gold Project Resources Base Case (50,000 tpd)

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
	Tonnes (000s)	Grade (g/t)	Contained Ounces	Tonnes (000s)	Grade (g/t)	Contained Ounces	Tonnes (000s)	Grade (g/t)	Contained Ounces	Tonnes (000s)	Grade (g/t)	Contained Ounces
Measured	77,793	0.88	2,193	-	-	-	571	0.98	18	78,364	0.88	2,211
Indicated	201,792	0.80	5,209	13,354	0.54	232	6,868	1	181	222,014	0.79	5,622
Total	279,585	0.82	7,401	13,354	0.54	232	7,439	0.83	199	300,378	0.81	7,832
Inferred	72,458	0.74	1,729	-	-	-	11,767	0.85	320	84,225	0.76	2,049

    Note: Measured and indicated resources include proven and probable reserves.  Batman and Quigleys resources are estimated at a 0.40g Au/t cut-off grade.  Heap leach resources are the average grade of the heap, no cut-off applied.  Economic analysis conducted on proven and probable reserves.

Cautionary note to U.S. investors:  Proven and probable reserves are estimated in accordance with NI 43-101 and do not constitute SEC Industry Guide 7 compliant reserves see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Alternative Case Scenario Presented in PFS

The key differences between the Base Case and the alternative case include:

•	a 33,000 tpd processing facility versus a 50,000 tpd facility in the Base Case with associated lower mining rates and a smaller fleet; and
•	an ultimate pit design based on a reserve pit shell of $925/oz versus $1,360/oz in the Base Case and the application of a higher cut-off grade (0.45g Au/t versus 0.40g Au/t).

Highlights of the PFS alternative case scenario are presented in the table below:

Alternate Case (33,000 tpd) @ $1,450/oz Au	Years 1-5		LOM (11 years)
	Annual Average	Total	Annual Average	Total
Average Milled Grade (g/t)	0.95		0.90
Payable Gold (000's ozs)	295	1,473	263	2,891
Gold Recovery	82.0%		81.2%
Cash Costs ($/oz)	$676		$684
Strip Ratio (waste:ore)	2.1		2
Initial Capital ($ millions)			$761
Pre-tax NPV 5% ($ millions)			$777
After-tax NPV 5% ($ millions)			$440
IRR (Pre-tax/After-tax)			22.1% / 16.9%
After-tax Payback (Production Years)			3.2

    Note: Economics presented using $1,450/oz gold and a flat $1.00 USD : $1.00 AUD exchange rare and assumes deferral of certain Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

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

The following table presents a breakdown of Alternate Case operating costs.  The Alternate Case project includes a 58MW gas-fired power plant in initial capital.  During the operating life, the power plant generates excess power and Vista has assumed a power credit against operating costs.  Additionally, during the four years of reclamation and closure, Vista intends to generate and sell power into the NT electrical grid, for which there is a known market and indicative purchase rates have been provided by the government-owned utility.

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

The 33,000 tpd Alternate Case mine plan contains 110.4 million tonnes of material mined from the Batman open pit plus 13.4 million tonnes of material from the existing heap leach pad that is processed through the mill at the end of the mine life.  Together, 123.7 million tonnes of material containing 3.562 million ounces of gold at an average grade of 0.90 g Au/t are processed over the 11 year operating life.  Total gold recovered is expected to be 2.891 million ounces.  Average annual gold production over the life of mine is 262,826 ounces, averaging 294,502 ounces during the first five years of operations, with 417,166 ounces produced in the first year of operations.  Commercial production would begin following two years of construction and commissioning.

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

Ore Hardness

Samples used for the test work program were sourced from eight holes from the Company's 2010 and 2011 drilling program that were oriented to intersect the main Batman deposit beneath the existing pit and are believed to be representative of the material within the limits of the preliminary feasibility pit.

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

This test work validates the Company’s prior test work and supports Vista's comminution circuit design, which is designed to crush and grind material with an average BWi of 27.4 kWh/t, a 5% factor of safety above the average BWi and closer to the 75th percentile of BWi test results.

HPGR Selection

Our proposed comminution circuit incorporates the use of a large gyratory crusher and two large cone crushers for the primary and secondary stages, and contemplates the use of HPGRs as the third-stage of the crushing circuit.  Much of our test work has focused on evaluating and confirming the use of HPGRs.

Initially, we ran a series of parallel tests comparing a semi-autogenous grinding (“SAG”)/ball mill circuit with an HPGR crushing and ball mill circuit.  Based on the test work completed, HPGR technology was selected.  Industry experience has shown HPGRs to produce micro-fracturing in particles that reduce the overall particle strength and generate a greater distribution of fine material in the ball mill feed, reducing downstream ball mill energy requirements.  The material at the Batman deposit consists of silicified greywackes/shales/siltstones and test work has shown the HPGRs tend to fracture material at the Batman deposit along the bedding planes more than micro-fracturing.  The result, however, is consistent with other industry HPGR applications in that the HPGR product produces a lower BWi feed for the ball mills.  The test results indicate the SAG mill circuit produced a product with an average BWi of 26.4 kWh/t compared to the HPGR crushed product with an average BWi of 24.8 kWh/t, a reduction of over 6%.

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

Gold Recoveries

Our focus was to solve the high reagent consumption, poor gold recovery and copper leaching issues encountered by previous operators.  Historic core samples indicated the presence of cyanide soluble secondary copper mineralization (chalcocite and bornite) in material at the Batman deposit, and as such, our initial focus was to develop a flowsheet that incorporated the production of a copper concentrate.

However our drill programs from 2007–2012 indicated a significant change in the mineralogy of material at the Batman deposit with depth with copper mineralogy changing from cyanide soluble secondary copper to non-cyanide soluble primary copper mineralization (chalcopyrite).  The change in mineralogy occurs at approximately 40 meters below the existing surface and the majority of the ore containing cyanide soluble secondary copper was mined by previous operators.  As a result, more than 96% of material at the Batman deposit contains low-to-non-cyanide soluble primary copper mineralization.  Therefore, our recovery circuit has been simplified and focuses only on recovering gold from material at the Batman deposit through a conventional Carbon in Leach (“CIL”) circuit.

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

This test work validates our prior recovery estimates (82%), indicates minimal gold recovery variability throughout the Batman deposit, and supports Vista's recovery plant design utilizing a conventional, industry-proven, CIL circuit.

Existing Heap Leach Pad

In addition to analysis of freshly-mined material from the Batman deposit, Vista has analyzed the potential to incorporate nearly 13.4 million tonnes of material on the existing heap leach pad into the Mt. Todd gold project.  The original Mt. Todd gold project started as a heap leach operation with historic records indicating that the average grade of  material placed on the pad was 0.96 g Au/t.  Although the material was partially leached in the mid-1990s, Vista has drilled 24 air-rotary holes into the heap leach pad and assayed 361 samples, and created a 3D resource model that has an average grade of 0.54 g Au/t.

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

Infrastructure

Because the Mt. Todd gold project was an operating mine, infrastructure exists that reduces initial capital expenditure and significantly reduces capital risk related to infrastructure construction, which has been a major source of capital overruns in the mining industry over the last decade.  Existing mining infrastructure items include:

•	an existing tailings storage facility that will receive two raises and is expected to contain the initial 62 million tonnes of material processed;
•	an existing fresh water storage reservoir that will receive a two-meter dam raise and will harvest stormwater sufficient to provide process water for year-round operations for a 50,000 tpd operation;
•	a natural gas pipeline at site that can supply sufficient natural gas to meet the project's energy requirements and would save considerably on project operating costs compared to grid-supplied power;
•	a paved road to site;
•	current electrical connection to the NT electric grid; and
•	reduced earthworks costs due to the process plant location being the same as the previous process plant, which has already been cleared and graded.

Other benefits of the Mt. Todd gold project’s  NT location include:

•	the Stuart highway – the main North / South highway in the NT is less than 15km from the project site;
•	rail line parallel to the Stuart highway; and
•	the regional center of Katherine (population approximately 12,000) less than 60 km from site and the NT capital of Darwin less than 300 km from the project site, which has port access.

In June 2013, we completed and submitted an initial EIS to the Environmental Protection Agency of the NT Government (“NTEPA”) for review. This submission started concurrent agency review and public consultation periods, the latter of which completed during August 2013.  Following closure of the public consultation and agency review periods, the NTEPA provided a consolidated set of comments to us, which we responded to in a final EIS which was submitted for approval during November 2013.

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

Sampling and assaying was done under the supervision of prior operators in conjunction with evaluation of the Batman pit and are discussed in the PFS, as part of the overall project sampling and assaying methodology.

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

2014 Project Plans

The focus of our activities at the Mt Todd gold project in 2014 will be principally on acquiring the approval of the EIS, identifying and evaluating project optimization opportunities, and care and maintenance activities related to the mineral licenses and exploration licenses.  The current gold price does not justify the development of the project at this time, nor the completion of the feasibility study.

We have reviewed our site holding costs and are working with the NT Government to identify and implement potential cost sharing opportunities with respect to the management of water on site and the associated environmental monitoring.

No exploration is planned on the MLs and only minimal field mapping is planned for the ELs.

We remain positioned, subject to a sustained improvement in gold prices, to move forward quickly with the completion of the Mt Todd gold project feasibility study.  We estimate that the feasibility study could be completed within four months and at a cost of approximately $2,500.

The Mt. Todd gold project is without known mineral reserves under SEC Industry Guide 7 and the proposed program at Mt. Todd is exploratory in nature.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

Letter of Intent

During January 2014, we announced that we signed a non-binding letter of intent (the “LOI”) to option our interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Cangold Limited (“Cangold”).

The LOI provides that a non-refundable $50 payment be made to Vista for which Cangold will have a 90 day period of exclusivity (the “Exclusivity Period”) to complete due diligence and negotiate and enter into a definitive option agreement with Vista (the “Option Agreement”).

The LOI contemplates that the Option Agreement (if entered into) will provide that Cangold may earn a 70% interest in the Guadalupe de los Reyes gold/silver project by:

•	making payments totaling $5,000 in five payments over a three-year period, with payments totaling $1,000 in the first year, $1,500 in the second year and $2,500 in the third year;
•	maintaining the concessions comprising the Guadalupe de los Reyes gold/silver project in good standing; and
•

fulfilling all of the obligations of Vista’s wholly-owned subsidiary, Minera Gold Stake, S.A. de C.V. (“MGS”) to the Ejido La Tasajera (the ”Ejido”) as set out in the temporary occupation contract between MGS and the Ejido.

The Option Agreement is expected to further provide that all cash payments are non-refundable and optional to Cangold, and in the event Cangold fails to pay any of the required amounts on the scheduled dates or fails to comply with its other obligations, the Option Agreement will terminate and Cangold will have no interest in the Guadalupe de los Reyes gold/silver project.  Provided it is not in breach of the Option Agreement, Cangold may at its discretion make the payments pursuant to the above payment schedule in advance.

Subject to Cangold earning a 70% interest in the Guadalupe de los Reyes gold/silver project,  it is expected that Cangold will be granted an additional option to earn the remaining 30% interest in the Guadalupe de los Reyes gold/silver project, by notifying Vista of a production decision and by making a cash payment to Vista of $3,000 plus an additional cash payment based on a formula that includes the growth, if any, in estimated NI 43-101 compliant Measured and Indicated mineral resources of the Guadalupe de los Reyes gold/silver project, and the then prevailing spot gold price (“Escalator Payment”).

Should Cangold determine not to put the Guadalupe de los Reyes gold/silver project into production, the Option Agreement is expected to provide Vista with the right to buy back Cangold’s 70% interest in the Guadalupe de los Reyes gold/silver project for a cash payment of $5,000 plus an additional cash payment based on the same formula as the Escalator Payment described above.  If Vista does not exercise its buyback option, Vista will still retain a right of first refusal should Cangold elect to sell its 70% interest in the Guadalupe de los Reyes gold/silver project to a third party.

The Option Agreement is expected to provide that Cangold will be the operator of the Guadalupe de los Reyes gold/silver project and set forth the responsibilities and obligations of Cangold in this respect.

Property Description and Location

Our Guadalupe de los Reyes gold/silver project is located in the State of Sinaloa, near the village of Guadalupe de los Reyes in western Mexico, approximately halfway between the cities of Mazatlan and Culiacan.  The project area is accessed by a 30-kilometer dirt road from Cosala, a city of approximately 17,000 inhabitants. The city of Cosala is connected to the cities of Mazatlan and Culiacan by a 55-kilometer paved highway plus 100 kilometers of toll freeway or by small aircraft from a local airstrip to international airports of Durango, Mazatlan and Culiacan.

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

The property is held through 37 federal mining concessions totaling about 6,310.9 hectares through our wholly-owned subsidiary MGS. A location map and table of mining concessions controlled by Vista follows.

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
Martha 1
6 De Enero
Prolongacion Del Recuerdo
Approximate Area of Known Mineralization
Arcelia Isabel
Los Reyes Dos
Nueva
Esperanza
Los Reyes 4
Diez De Mayo
San Miguel
Prolongacion Del Recuerdo Dos
Elota Fraccion 6
Elota Fraccion 3
Elota Fraccion 9
La Victoria
Dolores
Elota Fraccion 7
Unpaved Access Road
Los Reyes Fraccion Oeste
Los Reyes Fraccion Sur
Elota
Vista Gold Corp. Property
Other Property

MEXICO
KILOMETERS
SINALOA
DURANGO
PACIFIC OCEAN
TAMEAPA
BADIRAGUATO
POTRERO
CULIACAN
NAVOLATO
ALTATA
COSTA RICA
EL SALADO
COSALA
EL DORADO
TASAJERA
LAS CRUCES
TANQUES
SAN JUAN
DIMAS
MAZATLAN
VILLA UNION
ROSARIO
ESCUINAPA
TOPIA
CAMEDERO
COACOYOLE
LA CIENEGA
Gaudalupe de los Reyes
MONTOROS
SANTIAGO PAPASQUIARO
BARRAZAS
SAPIORIES
ACATITA
TAYOLTITA
TENCHOQUELITE
EL SALTO
LOS ALTARES
15
40

VISTA GOLD CORP.

Guadalupe de los Reyes Project

 Mining Concessions at Guadalupe de los Reyes Controlled by Vista Gold

	CONCESSION NAME	Serial Number	Surface Area (hectares)	Location date	Expiration date	Annual fees in Mexican Pesos ("MP")
	DIEZ DE MAYO	223401	0.1842	12/10/2004	10/12/2054	28
	PROLONGACION DEL RECUERDO	210497	91.4591	10/8/1999	7/10/2049	23,642
GAYTAN	PROLONGACION DEL RECUERDO DOS	209397	26.6798	4/9/1999	8/4/2049	6,898
	ARCELIA ISABEL	193499	60.3723	12/19/1991	12/18/2041	15,606
	DOLORES	180909	222.0385	8/6/1987	5/8/2037	57,394
	LA VICTORIA	210803	199.8708	11/30/1999	11/29/2049	51,664

	LOS REYES 2	214131	17.3662	8/10/2001	9/8/2051	4,490
	LOS REYES 3	214302	197.0000	9/6/2001	9/5/2051	50,922
	LOS REYES 4	217757	11.1640	8/13/2002	12/8/2052	2,886
	LOS REYES 5	216632	319.9852	5/17/2002	05/16/2052	82,710
DESARROLLOS	LOS REYES 6	225122	427.6609	7/22/2005	07/21/2055	62,816
MINEROS	LOS REYES 7	225123	4.8206	7/22/2005	07/21/2055	710
SAN LUIS	LOS REYES 8	226037	9.0000	11/15/2005	11/14/2055	1,322
	LOS REYES FRACCION OESTE	210703	476.9373	11/18/1999	11/17/2049	123,280
	LOS REYES FRACCION SUR	212758	598.0985	11/22/2000	7/10/2049	154,598
	LOS REYES FRACCION NORTE	212757	1334.4710	11/22/2000	7/10/2049	344,936

	NORMA	177858	150.0000	4/29/1986	04/28/2036	38,774
	NUEVA ESPERANZA	184912	33.0000	12/6/1989	5/12/2039	8,530
	SAN MIGUEL	185761	11.7455	12/14/1989	12/13/2039	3,036
	SAN MANUEL	188187	55.7681	11/22/1990	11/21/2040	14,416
	EL PADRE SANTO	196148	50.0000	7/16/1993	07/15/2043	12,926
REINA ISABEL	EL FAISAN	211471	2.6113	5/31/2000	03/30/2050	676
	SANTO NIÑO	211513	44.0549	5/31/2000	03/30/2050	11,388
	SAN PABLO	212752	11.1980	11/22/2000	11/21/2050	2,896
	SAN PEDRO	212753	9.0000	11/22/2000	11/21/2050	2,328
	PATRICIA	212775	26.2182	1/31/2001	01/30/2051	6,778
	MARTHA	213234	46.6801	4/10/2001	9/4/2051	12,066

	ELOTA	237661	947.6449	4/20/2011	04/19/2061	16,736
	ELOTA FRACCION 1	237662	905.5592	4/20/2011	04/19/2061	15,994
	ELOTA FRACCION 2	237663	3.2803	4/20/2011	04/19/2061	58
	ELOTA FRACCION 3	237664	2.7052	4/20/2011	04/19/2061	48
ELOTA	ELOTA FRACCION 4	237665	8.1142	4/20/2011	04/19/2061	144
	ELOTA FRACCION 5	237666	4.1698	4/20/2011	04/19/2061	74
	ELOTA FRACCION 6	237667	0.4779	4/20/2011	04/19/2061	10
	ELOTA FRACCION 7	237668	0.1535	4/20/2011	04/19/2061	4
	ELOTA FRACCION 8	237669	0.6546	4/20/2011	04/19/2061	12
	ELOTA FRACCION 9	237670	0.9503	4/20/2011	04/19/2061	18

	TOTAL AMOUNT MP					1,130,814

	TOTAL AMOUNT US$ (exchange rate of MP1.00 = US$0.07 as of March 5, 2014					85,021

To operate within the laws and regulations of Mexico, we must negotiate the use of the land rights before initiating development of any considerable mining operations in the project area. An important consideration is the traditional use of land, which recognizes that mining is the preferred use of the land in and around old mine workings.  Most of the surface rights to the Guadalupe de Los Reyes gold/silver project are held by the Ejido. In November 2011, we concluded a two-year lease for use of the surface with the Ejido two gold/silver mineral properties adjacent to our Guadalupe de los Reyes gold/silver project.

History

From the middle of the 1950s to the 1980s there was limited activity within the Guadalupe area that included exploration reconnaissance studies and mining concessions promotions.  In the early 1990’s, Northern Crown Mines Ltd. (“NCM”) completed a total of 36,278 meters of reverse circulation drilling on the concessions. In 2001, Meridian Gold, Incorporated optioned the project from NCM and completed a due-diligence investigation including sample checks and drilling of 23 additional confirmatory holes totaling 2,732 meters.  Meridian dropped the option with NCM in 2002 and NCM subsequently returned all mineral rights to the original concessionaires.

In 2003, we acquired a 100% interest in the Guadalupe de los Reyes gold/silver project and a data package associated with the project and general area.  In 2008, we acquired several concessions adjacent to our Guadalupe de los Reyes gold/silver project.  In 2011, we acquired several open fractions within our concession grouping. This consolidated our ownership of the known mineralization within the Guadalupe de los Reyes district.  The Guadalupe de los Reyes gold/silver project is subject to NSR royalties ranging from 0-5%.

Infrastructure

Electrical power is available in the village of Guadalupe de los Reyes, but there may not be sufficient capacity to support a mining operation. A trade-off study between on-site power generation and power capacity upgrades will be part of a future feasibility study. It is anticipated that ground-water wells would supply water for any future mine development. Operations personnel would be secured from surrounding villages. Transportation of personnel will be addressed in future feasibility studies.

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

Preliminary Economic Assessment

In March 2013, we announced the completion of a preliminary economic assessment (“PEA”) for the Guadalupe de los Reyes gold/silver project which evaluated the viability of a 1,500 tpd (540,000 tonne per annum) processing facility with positive results.

The PEA was completed by TetraTech MM, Inc. of Golden, Colorado, pursuant to NI 43-101. The PEA was completed by or under the supervision of Edwin C. Lips P.E., Dr. Rex Bryan, Vicki Scharnhorst P.E. and Erik Spiller, each independent Qualified Persons (as defined in NI 43-101). Mr. Lips, Dr. Bryan and Mr. Spiller have reviewed and approved the technical and scientific information contained in the PEA. Previous technical reports contain extensive geologic and technical information related to the deposit, on which this estimate relies. The last technical report was filed on SEDAR on November 29, 2012 and is entitled "Technical Report Resource of Guadalupe de los Reyes Gold/Silver Project – Sinaloa, Mexico" and was issued on November 5, 2012.

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

Project Concept

The Guadalupe de los Reyes gold/silver project, as currently envisioned, consists of five small open pits within the Guadalupe de los Reyes system, all located within approximately 2.5 km of each other. Conventional open pit methods are recommended for mining the five deposits.

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

The mineral resource estimates utilized in this PEA are summarized in the table below.

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

Capital costs estimates are summarized in the table below.

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

Operating cost estimates are summarized in the table below.

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

For 2014, our expenditures on the Guadalupe de los Reyes gold/silver project will be restricted to property holding costs and community support initiatives as the Company is primarily focused on the continued evaluation of the Mt. Todd gold project.

The Guadalupe de los Reyes gold/silver project is considered an immaterial project to the Company at this time. The Guadalupe de los Reyes gold/silver project is without known mineral reserves under SEC Industry Guide 7 and the Guadalupe de los Reyes gold/silver project is exploratory in nature.

Los Cardones Gold Project

During October 2013, we and Invecture Group, S.A. de C.V. (“Invecture”) terminated the Earn-in Right Agreement, defined below, and entered into new agreements whereby we sold our 100% interest in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to Invecture and RPG Structured Finance S.a.R.L. (the “Purchasers”), for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 payable January 2014) subject to the Purchasers’ option to elect to not make this payment.  As a result of permitting delays, we and the Purchasers have agreed to extend the due date of the $6,000 payment to July 31, 2014 for consideration of $250. If the Purchasers elect to not make the $6,250 payment, we will retain the $7,000 already received and 100% of the Los Cardones gold project will be returned to us.

In February 2012, we entered into an earn-in right agreement (the “Earn-in Right Agreement”) with Invecture with respect to our Los Cardones gold project.  We held the Los Cardones gold project through our wholly-owned subsidiary Desarrollos Zapal S.A de C.V. (“DZ Mexico”).  Under the terms of the Earn-in Right Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest in DZ Mexico (the “Earn-in Right”).  Invecture’s right to earn a 60% interest in DZ Mexico was adjusted to 62.5% during the three-month period ended June 30, 2012 pursuant to the terms of the Earn-in Right Agreement.  The Earn-in Right would have expired if not exercised by February 7, 2014, subject to extension in certain circumstances (the “Earn-in Period”). The Earn-in Right Agreement provided that during the Earn-in Period, Invecture would, at its sole expense, manage and operate the Los Cardones gold project and would undertake all commercially reasonable efforts to obtain the Change of Forest Land Use Permit (“CUSF”) and the Authorization of Environmental Impact which are required to develop the project.

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

Because of other priorities, we have no immediate plans for developing the Long Valley gold project, and it is considered an immaterial project to the Company at this time. The Long Valley gold project is without known mineral reserves under SEC Industry Guide 7.

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

The Long Valley gold project is considered an immaterial property to the Company at this time.

Awak Mas Gold Project,  Sulawesi, Indonesia

In December 2013, we entered into a share purchase agreement (the “Purchase Agreement”) to convert our interest in the Awak Mas gold project into a net smelter return royalty (“Royalty”) on the project.  The Purchase Agreement provides for the termination of the original joint venture agreement and additional option agreements and the acquisition of 100% of the outstanding shares of Vista Gold (Barbados) Corp, the entity that indirectly holds the Awak Mas gold project. In exchange, (a) AM Holdings agreed to forego certain cash payments due to have been paid by Vista as AM Holdings completed the earn-in of its interest in the project and (b) Vista will receive a Royalty of 2% on the first 1.25 million ounces of gold production and 2.5% on the next 1.25 million ounces of gold production from the Awak Mas gold project.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal year ended December 31, 2013, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Shares

The Common Shares of Vista Gold are listed on the NYSE MKT. The following table sets out the reported high and low sale prices on the NYSE MKT for the periods indicated as reported by the exchange.

		NYSE MKT
		High	Low
2012	1st quarter	$4.00	$2.94
	2nd quarter	3.32	2.28
	3rd quarter	4.09	2.80
	4th quarter	3.75	2.21
2013	1st quarter	2.79	1.60
	2nd quarter	2.19	0.95
	3rd quarter	1.15	0.45
	4th quarter	0.50	0.33

On March 5,  2014, the last reported sale price of the Common Shares of Vista Gold on the NYSE MKT was $0.62,  there were 82,275,217 Common Shares issued and outstanding, and we had approximately 628 registered shareholders of record.

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

Stock Performance Graph

The following graph compares the yearly percentage change in the Corporation's cumulative total shareholder return on its Common Shares with the cumulative total return of the S&P/TSX Composite Index and the S&P/TSX Global Gold Index for the last five financial years. This performance chart assumes that $100 was invested on December 31, 2008, in (i) the Corporation’s Common Shares at the closing price of the Common Shares on December 31, 2008;  (ii) the S&P/TSX Composite Index; and (iii) the S&P/TSX Global Gold Index.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Vista Gold Corp.	$ 100.00	$ 218.75	$ 213.39	$ 274.11	$ 241.07	$ 33.93
S&P/TSX	$ 100.00	$ 130.69	$ 149.57	$ 133.02	$ 138.34	$ 141.68
S&P/TSX Global	$ 100.00	$ 107.80	$ 135.86	$ 116.60	$ 98.80	$ 47.77

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

Generally, a holder’s Common Shares will be considered to be capital property of the holder provided that the holder is not a trader or dealer in securities, did not acquire, hold or dispose of the Common Shares in one or more transactions considered to be an adventure or concern in the nature of trade (i.e. speculation), and does not hold the Common Shares as inventory in the course of carrying on a business.

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

A U.S. Resident Holder who disposes or is deemed to dispose of one or more Common Shares generally should not thereby incur any liability for Canadian federal income tax in respect of any capital gain arising as a consequence of the disposition.

A U.S. Resident Holder to whom Vista Gold pays or is deemed to pay a dividend on the holder’s Common Shares will be subject to Canadian withholding tax, and Vista Gold will be required to withhold the tax from the dividend and remit it to the CRA for the holder’s account.  The rate of withholding tax under the Canadian Tax Act is 25% of the gross amount of the dividend, but should generally be reduced under the Convention to 15% (or, if the U.S. Resident Holder owns at least 10% of the voting stock of Vista Gold, 5%) of the gross amount of the dividend.

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

Unregistered Sales of Equity Securities

All sales of unregistered securities during the period were previously reported on Form 8-K.

Repurchase of Securities

During 2013, neither Vista Gold nor any affiliate of Vista Gold repurchased Common Shares of Vista Gold registered under Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data in the table below has been selected in part, from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The selected financial data should be read in conjunction with those financial statements and the notes thereto.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Results of operations
Net income/(loss)	$(59,488)	$(70,656)	$51,546	$(20,020)	$(5,952)
Basic income/(loss) per share	(0.73)	(0.95)	0.75	(0.42)	(0.16)
Diluted income/(loss) per share	(0.73)	(0.95)	0.74	(0.42)	(0.16)
Financial position
Working capital	8,622	60,342	16,947	17,995	29,381
Total assets	53,094	133,065	180,603	82,972	66,453
Long-term debt and non-current liabilities	8,859	635	36,157	-	28,895
Shareholders' equity	43,013	101,343	141,223	58,342	36,632

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2013, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K.  See section heading “Note Regarding Forward-Looking Statements” above.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share amounts, per warrant amounts, per ounce amounts, gold price per ounce amounts, and exchange rates unless specified otherwise. References to C$ refer to Canadian currency, A$ to Australian currency and $ to United States currency.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements or leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. As such, we are considered an Exploration Stage Enterprise. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies resulting in changes to the operating assumptions underlying previous engineering work.

Our principal assets include our flagship Mt. Todd gold project in Northern Territory (“NT”), Australia, and a 24.9% holding in Midas Gold Corp. common shares (“Midas Gold shares”) (reduced to 12.4% during February 2014). In addition to non-core projects in Mexico and California, we hold royalty interests in projects in Bolivia and Indonesia.

Outlook

We do not currently generate operating cash flows. Our sources of financing in the past have been the issuance of our common shares, debt financing and sale of non-core assets. The prices for gold equities, particularly those with early stage projects, have decreased steadily during the past year, and capital raising has become more difficult for mining companies which do not have producing assets.  Consequently, raising sufficient amounts of capital on reasonable terms has become increasingly difficult. These conditions are expected to continue for the foreseeable future, and could affect our ability to raise sufficient capital on reasonable terms, if at all. We are committed to ensuring that the Company remains liquid and we will continue to identify and to execute meaningful cost cutting initiatives. The Company will continue to seek other financing sources with priority given to non-dilutive sources such as the sale of our used mill equipment and monetization of other non-core assets.  However, there can be no assurance that we will be able to timely monetize the non-core assets at a value acceptable to us or at all. The Company believes that after giving effect to the sale of 16,000,000 Midas Gold shares held by the Company’s subsidiary Vista Gold U.S. Inc. for gross proceeds of C$12,800 ($11,640) and paying down the 2013 Facility by approximately C$5,516 ($5,000) (see Note 20 of the Consolidated Financial Statements), it will have sufficient working capital to operate the Company through 2014 and repay the remaining approximately C$1,443 ($1,300) on its 2013 Facility in full upon the facility maturing in March of 2015 or earlier (defined below in “Financial Position, Liquidity and Capital Resources.”)

Results from Operations

Summary

For the year ended December 31, 2013, substantially all of our resources were focused on our Mt. Todd gold project in NT, Australia, where we completed a pre-feasibility study and submitted a final environmental impact statement.  Through 2013 we introduced a range of cost cutting measures including the elimination of discretionary spending, downsizing the Company and voluntary reductions to cash compensation for senior management.

Consolidated net loss for the years ended December 31, 2013 and 2012 was $59,488 and $70,656 or $0.73 and $0.95 per basic share, respectively.  For the same period in 2011 we reported net income of $51,546 or $0.75 per basic share. The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $15,600, $27,536 and $21,774 during the years ended December 31, 2013, 2012 and 2011, respectively.  The lower 2013 costs were in part due to the cost reductions noted above.  In addition, several capital intensive activities which had started in 2012 were completed in early 2013. This includes the Mt Todd gold project pre-feasibility study and related activities, permitting, and the September 2012 start of water treatment in the existing open pit.  At our Los Cardones gold project, costs decreased in 2012 from 2011 because since February 2012 Invecture Group, S.A. de C.V. (“Invecture”) began to incur all costs associated with the progression of this project under an earn-in right agreement (“Earn-in Right Agreement”).  We completed a drilling program at our Guadalupe de los Reyes gold/silver project in early 2012, no similar programs were completed in 2013.

Corporate administration and investor relations

Corporate administration and investor relations costs were $5,528,  $8,096, and $6,375 during the years ended December 31, 2013, 2012, and 2011, respectively.  The decrease in 2013 was primarily attributable to cost cutting initiatives discussed above.  The higher 2012 costs included abnormally high legal and professional fees associated with activities such as our shelf registration statement and completion of the Earn-in Right Agreement, and an increase in stock-based compensation expense incurred to attract additional professional staff and consultants and to incentivize and retain professional staff and directors.

Depreciation and amortization

Depreciation and amortization expense was $1,021,  $589, and $420 for years ended December 31,  2013, 2012, and 2011, respectively.  The increases period-to-period were primarily attributable to increased capital expenditures at the Mt. Todd gold project during late 2012 and early 2013.

Gain on disposal of mineral property

Pursuant to a joint venture agreement and an additional option agreement with Awak Mas Holdings Pty. Ltd. (“AM Holdings”) a subsidiary of One Asia, whereby AM Holdings had the right to earn an 80% interest in our Awak Mas gold project in Indonesia, we received certain cash payments in excess of the carrying value of the project, which resulted in a realized gain of $2,934 during the year ended December 31, 2012.

In April 2011, Vista was issued 30,402,615 Midas Gold shares as consideration for its interest in gold assets in the Yellow Pine-Stibnite District in Idaho. Upon initial recognition of its investment in the Midas Gold shares, Vista elected to apply the fair value option, and as such, the investment was recorded at fair value in the Consolidated Balance Sheets.  The difference between the fair value of our Midas Gold shares and the carrying value of our Yellow Pine assets resulted in an unrealized gain of $77,803 for the year ended December 31, 2011.

Non-operating income and expenses

Unrealized Gain/(Loss) on Other Investments

Unrealized gain/(loss) on other investments was $(48,499), $(50,363) and $37,347 for the years ended December 31, 2013, 2012 and 2011, respectively.  These amounts are substantially the result of changes in fair value of our Midas Gold shares.

Write-down of property, plant and equipment

Impairment charges of $3,500 and $7,117 for the years ended December 31, 2013 and 2012, respectively, were primarily due to the write-down the carrying value of the mill equipment to its estimated fair value of $6,500 and $10,000, respectively, net of costs to sell and commissions, based on an independent assessment from a third party who has been contracted to sell the mill equipment on our behalf.  There were no such charges during the year ended December 31, 2011.

Deferred Income Tax Benefit/(Expense)

Fluctuations in the fair value of our Midas Gold shares result in fluctuations in the deferred income tax benefit/(expense). The 2013 and 2012 deferred income tax benefit of $15,373 and $20,147, respectively, is principally related to the unrealized loss arising from the change in fair value of our Midas Gold shares. The 2011 deferred tax expense of $(35,522) is a result of the unrealized gains arising from the disposal of gold assets in the Yellow Pine-Stibnite District in Idaho in exchange for Midas Gold shares; and subsequent fair value gains in our Midas Gold shares (see above).  The estimated deferred tax liability associated with the 2011 gains exceeded our U.S. deferred tax asset valuation allowance, consequently this valuation allowance was released upon receipt of the Midas Gold shares.

 Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $24,522, $30,155 and $24,990 for the years ended December 31, 2013, 2012 and 2011, respectively.  The decrease is primarily the result of changes in operating expenses as discussed in “Results of Operations,” above, together with the payment in 2013 for significant water treatment costs incurred in 2012.

Investing Activities

Net cash provided by investing activities of $5,039 for the year ended December 31, 2013 was primarily due to receipt of $7,000 related to the sale of the Los Cardones project, offset by additions to plant and equipment of $2,199 at the Mt. Todd gold project. Net cash provided by investing activities of $3,839 for the year ended December 31, 2012 was primarily due to receipt of $5,500 from agreements related to Awak Mas and Los Cardones projects, offset by additions to plant and equipment of $2,066, mainly at our Mt. Todd gold project. Net cash used in investing activities of $4,044 for the same period in 2011 was primarily due to the acquisition for cash of 1,400,000 additional Midas Gold shares issued in a private placement.

Financing Activities

Net cash provided by financing activities was $6,677 for the year ended December 31, 2013 due to the draw-down of a loan facility during 2013, net of repayments. During March 2013, we closed and drew a C$10,000 ($9,764) loan facility (the “2013 Facility”).  The 2013 Facility originally matured March 2014, with early repayment of the 2013 Facility allowed, at the Company’s option, provided that at least four months interest has been paid.  During the fourth quarter of 2013, the Company and the lender agreed to extend the maturity date of the 2013 Facility to March 2015. The 2013 Facility is secured by a general security agreement (“GSA”) with certain exclusions. In addition, the Company has pledged all the Company’s Midas Gold shares (Note 5) as security and paid the lender an extension fee comprised of 486,382 Vista common shares.  The 2013 Facility bears an interest rate of 8% per annum, payable monthly. If the Company completes an asset disposition or other financing, subject to certain conditions, the Company is required to utilize 50% of the net proceeds exceeding $1,000 to repay the 2013 Facility up to the full amount outstanding. During February 2014, we completed the sale of 16,000,000 Midas Gold shares held by our subsidiary Vista Gold U.S. Inc. for gross proceeds of C$12,800 ($11,640) and utilized approximately C$5,516 ($5,000) to repay a portion of the 2013 Facility which reduced the aggregate principal amount of the 2013 Facility to approximately C$1,443 ($1,300).

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

Liquidity and Capital Resources

At December 31, 2013, we had working capital of $8,622 compared with working capital of $60,342 at December 31, 2012, representing a decrease of $51,720. Our working capital decreased primarily due to the reclassification of our Midas Gold shares to non-current assets from current assets and the use of cash to fund operations. Included in the December 31, 2013, $8,622 working capital amount is $5,475 of cash and cash equivalents. Included in the December 31, 2012, $60,342 working capital amount is $18,281 of cash and cash equivalents.

During October 2013, Vista and Invecture terminated the 2012 Earn-in Right Agreement whereby Invecture could earn a 62.5% interest in the Los Cardones gold project located in Baja California Sur, Mexico, and entered into new agreements whereby Vista agreed to sell 100% of its debt and equity interests in the Los Cardones gold project (the Los Cardones Sale”) to Invecture and RPG Structured Finance S.a.R.L. (the “Purchasers”), for a total of $13,000, $7,000 of which was paid in October 2013 and $6,000 was originally payable in January 2014. In January 2014, we extended the due to date to July 2014 for additional consideration of $250.  If the Purchaser does not make the $6,250 payment, Vista will retain the $7,000 already received and 100% of the Los Cardones gold project will be returned to Vista.

Pursuant to the terms of Vista’s 2013 Facility, Vista repaid C$3,041 ($2,960) of the 2013 Facility using proceeds from the Los Cardones Sale.

During February 2014, we completed the sale of 16,000,000 Midas Gold shares held by our subsidiary Vista Gold U.S. Inc. for gross proceeds of C$12,800 ($11,640).  After giving effect to the sale of Midas Gold shares (Note 20), our proforma working capital increases to approximately $14,500 (all other items remaining constant), and the balance of the 2013 Facility reduces to approximately $1,300. Included in the $14,500 working capital amount is approximately $11,200 of cash and cash equivalents.

In the past year, capital raising has become more difficult for junior mining companies which do not have producing assets and these conditions are expected to continue for the foreseeable future. Consequently, we may not be able to raise capital in sufficient amounts on reasonable terms, if at all.

Management is strongly committed to careful cash management and maintaining liquidity. The Company’s cash burn rate has been dramatically reduced since 2012 and the first half of 2013 as several cash intensive programs such as water treatment and preparation of the preliminary feasibility have been completed. In addition, several significant cost cutting measures have been introduced including a reduction of management positions, significant reductions in cash compensation for executives, senior management and the Company’s Board of Directors, and the delay or elimination of all discretionary programs, including exploration activities. Other aggressive cost cutting measures, particularly at Mt. Todd, are being pursued.  The Company’s cash burn rate is expected to average approximately $2,000 per quarter through 2014, assuming normal wet seasons in the NT.

The Company believes that after giving effect to the sale of 16,000,000 Midas Gold shares, its cash position, will be sufficient to fund the Company through 2014, and to repay its 2013 Facility in full.  In addition, the Company hopes to receive  $6,250 in July 2014, related to the 2013 sale of the Los Cardones gold project, subject to the Purchaser’s option to elect to not make this payment. The Company will continue to seek additional financing with priority given to non-dilutive sources such as the sale of non-core assets, including our used mill equipment and, if the parties agree to acceptable terms, the entry into the Guadalupe de los Reyes gold/silver project option agreement with Cangold (Note 20).  However, there can be no assurance that we will be able to timely monetize our non-core assets at a value acceptable to us or at all.

The continuing operations of the Company are dependent upon our ability to secure sufficient funding and to generate future profits from operations.  The underlying value and recoverability of the amounts shown as mineral properties, plant and equipment, assets held for sale, investments and other property interests in our consolidated balance sheets are dependent on our ability to generate positive cash flow from operations and to continue to fund exploration and development activities that would lead to profitable production or proceeds from the disposition of these assets. There can be no assurance that we will be successful in generating future profitable operations, disposing of these assets or securing additional funding in the future on terms acceptable to us or at all.  Our audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not be able to continue as a going-concern.

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair value at December 31, 2013
		Total	Level 1	Level 3

Assets:
	Cash equivalents	$3,000	$3,000	$-
	Marketable securities	176	176	-
	Other Investments (Midas Gold shares)	20,990	20,990	-
	Amayapampa interest	4,813	-	4,813
	Mill Equipment	6,500	-	6,500

		Fair value at December 31, 2012
		Total	Level 1	Level 3

Assets:
	Cash equivalents	$15,834	$15,834	$-
	Marketable securities	626	626	-
	Other Investments (Midas Gold shares)	69,489	69,489	-
	Amayapampa interest	4,813	-	4,813
	Mill Equipment	10,000	-	10,000

Our cash equivalent instruments, marketable securities and investment in Midas Gold shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The estimated fair value of the Amayapampa interest is based on probability-weighted cash flow scenarios discounted using a risk-adjusted discount rate (15%) and assumptions including future gold prices (average gold prices realized range from $832 to $884, depending on timing of assumed start-up), estimated 9 years life-of-mine gold production of 615,000 ounces and the expected timing of the start of commercial production (periods ranging from 2 to 4 years, or never), which are management’s best estimates based on currently available information.  Significant changes in any of the unobservable inputs in isolation would result in a significant change in fair value estimate.

The Company incurred a Level 3 impairment loss on certain mill equipment (Note 7) for the years ended December 31, 2013 and 2012. This equipment was valued at $6,500 and $10,000, at December 31, 2013 and 2012, respectively, based on a third party assessment of the projected sale value given full consideration to current market conditions and an orderly sale process. This valuation was used to determine the Level 3 impairment charge taken in 2013 and 2012. The mill equipment is categorized as assets held for sale on the Consolidated Balance Sheets.

At December 31, 2013, the assets classified within Level 3 of the fair value hierarchy represent 32% of the total assets measured at fair value. There were no transfers between levels in 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Contractual Obligations

At December 31, 2013, our contractual obligation consists of our 2013 Facility, discussed above, and such obligation is recorded in our Consolidated Balance Sheets.

Summary of Quarterly Results

	4th quarter	3rd quarter	2nd quarter	1st quarter
2013
Revenue	$-	$-	$-	$-
Net income/(loss)	(8,040)	(3,027)	(21,015)	(27,406)
Basic income/(loss) per share	(0.09)	(0.04)	(0.26)	(0.34)
2012
Revenue	-	-	-	-
Net income/(loss)	(41,195)	12,269	(30,504)	(11,226)
Basic income/(loss) per share	(0.53)	0.16	(0.42)	(0.16)

Transactions with Related Parties

Agreement with Sierra Partners LLC

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra provided us with support for and analysis of our general corporate finance and strategy efforts. A founder and partner of Sierra is also one of our directors. As compensation for these services, we paid Sierra a monthly retainer fee of $10 for the duration of the agreement, which was terminated on August 31, 2013. We paid to Sierra $80, $120 and $120 during the years ended December 31, 2013, 2012 and 2011, respectively.

Critical Accounting Policies and Recent Accounting Pronouncements

Critical accounting policies

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

Stock-Based Compensation

Under our stock option and long-term equity incentive plans, stock incentive options and awards may be granted to executives, employees, consultants and non-employee directors. Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) as a component of Exploration, property evaluation and holding costs and Corporate administration and investor relations, with a corresponding increase to Additional paid-in capital in the Consolidated Balance Sheets. The fair values of the options are calculated using the Black-Scholes option pricing model. The expense is based on the fair values of the grant on the grant date and is recognized over the vesting period specified for each grant.

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

Our financial instruments include cash and cash equivalents, marketable securities, Amayapampa interest (see Note 7 to the financial statements),  short- and long-term investments, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market and included in Level 1 of the fair value hierarchy.     Our other investments, comprised of Midas Gold shares, is accounted for using the fair value option based on quoted market prices in an active market and is included in Level 1 of the fair value hierarchy. The value of the Amayapampa interest is based on probability-weighted cash flow scenarios and is included in Level 3 in the fair value hierarchy.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are engaged in the acquisition of gold projects and related activities, including exploration, engineering, permitting and the preparation of feasibility studies. The value of our properties, as well as our marketable securities and our investment in Midas Gold shares,  is related to the price of gold, and changes in the price of gold could affect the value of, and/or our ability to generate revenue from, our portfolio of gold projects.

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

Because we have exploration operations in Mexico and Australia, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations.

ITEM 8.  FINANCIAL STATEMENTS.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 Internal Control-Integrated Framework. Based upon its assessment, management concluded that, at December 31, 2013, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting at December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders of Vista Gold Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income/(loss) and comprehensive income/(loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Vista Gold Corp. and its subsidiaries (an exploration stage enterprise) at December 31, 2013 and  2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 and, cumulatively, for the period from January 1, 2012 to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 8.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We did not audit the cumulative totals of the Company for the period from January 1, 2002 (date of inception) to December 31, 2011, which totals reflect a deficit of $64,669,000 accumulated during the exploration phase.  Those cumulative totals were audited by other auditors whose report, dated March 14, 2012, expressed an unqualified opinion on the cumulative amounts. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Denver, Colorado

March 17, 2014

Report of Independent Registered Public Accounting Firm

To the Shareholders of Vista Gold Corp.:

In our opinion, the consolidated statements of income/(loss) and comprehensive income /(loss), shareholders’ equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Vista Gold Corp. and its subsidiaries (an exploration stage enterprise) for the year ended December 31, 2011 and, cumulatively, for the period from January 1, 2002 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, British Columbia

March 14, 2012

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$5,475	$18,281
Restricted cash	-	70
Marketable securities (Note 4)	176	626
Other investments (Note 5)	-	69,489
Current deferred tax asset	2,353	-
Other current assets	1,840	2,963
Total current assets	9,844	91,429

Non-current assets:
Mineral properties (Note 6)	7,184	13,701
Plant and equipment, net (Note 7)	3,698	3,592
Assets held for sale (Note 7)	6,500	10,000
Amayapampa interest (Note 14)	4,813	4,813
Long-term investments (Note 5)	21,055	65
Long-term deferred tax asset	-	9,465
Total non-current assets	43,250	41,636

Total assets	$53,094	$133,065

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$705	$4,409
Accrued liabilities and other	517	1,839
Current deferred tax liability	-	24,839
Total current liabilities	1,222	31,087

Non-current liabilities:
Debt (Note 8)	6,506	-
Long-term deferred tax liability	2,353
Other long-term liabilities	-	635
Total non-current liabilities	8,859	635

Total liabilities	10,081	31,722

Commitments and contingencies – (Note 13)

Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares
outstanding: 2013 - 82,275,217 and 2012 - 81,563,498 (Note 9)	404,470	403,583
Additional paid-in capital (Note 10)	32,487	32,155
Accumulated other comprehensive income/(loss) (Note 11)	(59)	2
Accumulated deficit (including during exploration stage: 2013 - $194,813 and 2012 - $135,325)	(393,885)	(334,397)
Total shareholders' equity	43,013	101,343

Total liabilities and shareholders' equity	$53,094	$133,065

Approved by the Board of Directors

Racy A. S
/s/ John M. Clark John M. Clark Director	/s/ Tracy A. Stevenson Tracy A. Stevenson Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Years Ended December 31,				Cumulative during Exploration
	2013	2012	2011		Stage
Operating income and (expenses):
Exploration, property evaluation and holding costs	$(15,600)	$(27,536)	$(21,774)		$(110,859)
Corporate administration	(5,528)	(8,096)	(6,375)		(49,635)
Depreciation and amortization	(1,021)	(589)	(420)		(3,419)
Loss on extinguishment of convertible debt	-	-	-		(1,218)
Gain on disposal of mineral property, net (Note 6)	-	2,934	77,803		79,766
Write-down of mineral property (Note 6)	-	(250)	-		(250)
Total operating income/(expense)	(22,149)	(33,537)	49,234		(85,615)

Non-operating income and (expenses):
Gain/(loss) on sale of marketable securities	(54)	192	459		7,995
Unrealized gain/(loss) on other investments (Note 5)	(48,499)	(50,363)	37,347		(61,515)
Write-down of marketable securities (Note 4)	(275)	(39)	(158)		(1,234)
Write-down of plant and equipment (Note 7)	(3,500)	(7,117)	-		(10,617)
Interest income	36	45	49		2,814
Interest expense	(547)	-	(120)		(4,659)
Other income/(expense)	127	16	257		(1,847)
Total non-operating income/(expense)	(52,712)	(57,266)	37,834	-	(69,063)

Income/(loss) from continuing operations before income taxes	(74,861)	(90,803)	87,068		(154,678)
Deferred income tax benefit/(expense)	15,373	20,147	(35,522)		(2)
Income/(loss) from continuing operations after income taxes	(59,488)	(70,656)	51,546		(154,680)
Loss from discontinued operations	-	-	-		(5,192)
Net income/(loss)	$(59,488)	$(70,656)	$51,546		$(159,872)

Other comprehensive income/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	(61)	(173)	754		(59)
Comprehensive income/(loss)	$(59,549)	$(70,829)	$52,300		$(159,931)

Basic:
Weighted average number of shares outstanding	81,813,386	74,351,065	68,457,885
Net income/(loss) per share	$(0.73)	$(0.95)	$0.75
Diluted:
Weighted average number of shares outstanding	81,813,386	74,351,065	69,295,947
Net income/(loss) per share	$(0.73)	$(0.95)	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except share amounts)

	Common Shares	Common Shares Amount	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income/(loss)	Total shareholders' equity

Balance at December 31, 2001	4,535,752	$197,900	$2,786	$(199,072)	$-	$1,614
Shares issued, net of transaction costs	57,384,000	151,819	9,329	-	-	161,148
Warrants and options	-	-	10,866	-	-	10,866
Dividend-in-kind	-	-	-	(34,941)	-	(34,941)
Other comprehensive income	-	-	-	-	929	929
Net loss	-	-	-	(81,274)	-	(81,274)
Balance at December 31, 2010	61,919,752	$349,719	$22,981	$(315,287)	$929	$58,342

Shares issued, net of transaction costs	9,584,131	30,400	588	-	-	30,988
Warrants and options	-	-	1,101	-	-	1,101
Other comprehensive income	-	-	-	-	(754)	(754)
Net loss	-	-	-	51,546	-	51,546
Balance at December 31, 2011	71,503,883	$380,119	$24,670	$(263,741)	$175	$141,223

Shares issued, net of transaction costs	10,059,615	23,464	-	-	-	23,464
Warrants and options	-	-	7,485	-	-	7,485
Other comprehensive loss	-	-	-	-	(173)	(173)
Net income	-	-	-	(70,656)	-	(70,656)
Balance at December 31, 2012	81,563,498	$403,583	$32,155	$(334,397)	$2	$101,343

Shares issued, net of transaction costs	711,719	477	-	-	-	477
Warrants and options	-	410	332	-	-	742
Other comprehensive loss	-	-	-	-	(61)	(61)
Net loss	-	-	-	(59,488)	-	(59,488)
Balance at December 31, 2013	82,275,217	$404,470	$32,487	$(393,885)	$(59)	$43,013

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Years ended December 31,			Cumulative during exploration
	2013	2012	2011	stage
Cash flows from operating activities:
Net income/(loss) for the period	$(59,488)	$(70,656)	$51,546	$(159,872)
Adjustments to reconcile net income/(loss) for the period
to net cash used in operations:
Depreciation and amortization	1,021	589	420	3,419
Stock-based compensation	742	4,225	2,020	12,793
(Gain)/loss on disposal of marketable securities	54	(192)	(459)	(7,995)
Write-down of marketable securities	275	39	158	1,234
Loss on extinguishment of convertible notes	-	-	-	1,218
Accretion of convertible notes	-	-	120	3,519
Gain on disposal of mineral property	-	(2,934)	(78,072)	(80,035)
Write-down of non-current assets	3,500	7,367	-	10,867
Unrealized (gain)/loss on other investments	48,499	50,363	(37,347)	61,515
Deferred tax (benefit)/expense	(15,373)	(20,147)	35,522	2
Other non-cash items	(298)	-	-	1,897
Change in working capital account items:				-
Other current assets	1,572	(1,786)	(93)	(642)
Interest paid	-	-	(504)	(7,586)
Accounts payable, accrued liabilities and other	(5,026)	2,977	1,699	(230)
Net cash used in operating activities	(24,522)	(30,155)	(24,990)	(159,896)

Cash flows from investing activities:
Proceeds from sale of marketable securities	168	494	592	11,711
Purchases of marketable securities	-	(153)	(329)	(1,841)
Acquisition of long-term investments	-	-	(3,632)	(3,632)
Additions to mineral property	-	-	(704)	(11,571)
Additions to plant and equipment	(2,199)	(2,066)	(837)	(24,842)
Proceeds from non-current asset disposals	-	5,500	1,000	6,740
Change in restricted cash	70	64	(134)	-
Proceeds from sale of mineral properties and plant and equipment	7,000	-	-	7,000
Cash transferred to Allied Nevada Gold Corp., net of receivable	-	-	-	(24,517)
Net cash (used in)/provided by investing activities	5,039	3,839	(4,044)	(40,952)

Cash flows from financing activities:
Net proceeds from equity financings	(13)	24,472	28,984	161,529
Net proceeds from debt issuances	9,650	-	-	37,995
Repayment of debt	(2,960)	-	(23,000)	(29,068)
Proceeds from exercise of warrants	-	1,425	309	40,754
Proceeds from exercise of compensation options	-	733	-	733
Proceeds from exercise of stock options	-	94	883	4,068
Cash paid in lieu of capital stock issuances	-	-	(107)	(107)
Net cash provided by financing activities	6,677	26,724	7,069	215,904

Increase/(decrease) in cash and cash equivalents	(12,806)	408	(21,965)	15,056
Decrease in cash and cash equivalents - discontinued operations	-	-	-	(10,255)
Net increase/(decrease) in cash and cash equivalents	(12,806)	408	(21,965)	4,801
Cash and cash equivalents, beginning of period	18,281	17,873	39,838	674
Cash and cash equivalents, end of period	$5,475	$18,281	$17,873	$5,475

Supplemental cash flow information – Note 15

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

1. Nature of Operations

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements or leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. As such, we are considered an Exploration Stage Enterprise. Our approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well-established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, we look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies resulting in changes to the operating assumptions underlying previous engineering work.

Our principal assets include our flagship Mt. Todd gold project in Northern Territory (“NT”), Australia, and a  24.9% holding of Midas Gold Corp (“Midas Gold shares”) (reduced to 12.4% during February 2014). In addition to non-core projects in Mexico and California, we hold royalty interests in projects in Bolivia and Indonesia.

2. Liquidity

These audited consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  Accordingly, the continuing operations of the Company are dependent upon our ability to secure sufficient funding and to generate future profits from operations.  The underlying value and recoverability of the amounts shown as mineral properties, plant and equipment, assets held for sale, investments and other property interests in the consolidated balance sheets are also dependent on our ability to generate positive cash flow from operations and to continue to fund exploration and development activities that would lead to profitable production or proceeds from the disposition of these assets.  There can be no assurance that we will be successful in generating future profitable operations, disposing of these assets or securing additional funding in the future on terms acceptable to us or at all.  These audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not be able to continue as a going-concern.

Management is strongly committed to careful cash management and maintaining liquidity. The Company’s cash burn rate has been dramatically reduced since 2012 and the first half of 2013 as several cash intensive programs such as water treatment and evaluations related to the preparation of the preliminary feasibility have been completed. In addition, several significant cost cutting measures have been introduced including a reduction of management positions, significant reductions in cash compensation for executives, senior management and the Company’s Board of Directors, and the delay or elimination of all discretionary programs, including exploration activities. Other aggressive cost cutting measures, particularly at Mt. Todd, are being pursued. The Company’s cash burn rate is expected to average approximately $2,000 per quarter through 2014, assuming a normal wet season in the Northern Territory.

The Company believes that after giving effect to the sale of 16,000,000 Midas Gold shares during February 2014 (Note 20), its cash position will be sufficient to fund the Company through 2014, and to repay its 2013 Facility (defined in Note 8) in full.  In addition, the Company hopes to receive $6,250 in July 2014, related to the 2013 sale of the Los Cardones gold project, subject to the Purchaser’s option to elect to not make this payment (Notes 6 and 20). The Company will continue to seek additional financing with priority given to non-dilutive sources such as the sale of non-core assets, including our used mill equipment and if acceptable terms negotiated, the entry into the Guadalupe de los Reyes gold/silver project option agreement with Cangold (Note 20).  However, there can be no assurance that we will be able to timely monetize our non-core assets at a value acceptable to us or at all.

3.  Significant Accounting Policies

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

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

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

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Stock-Based Compensation

Under our stock option and long-term incentive plans, common share options and restricted stock unit (“RSU”) awards may be granted to executives, employees, consultants and non-employee directors.   Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) as a component of Exploration, property evaluation and holding costs and Corporate administration and investor relations, with a corresponding increase to Additional paid-in capital in the Consolidated Balance Sheets. The fair values of the options are calculated using the Black-Scholes option pricing model. The expense is based on the fair values of the grant on the grant date and is recognized over the vesting period specified for each grant.

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

Recent accounting pronouncements

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance related to items reclassified from accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its sources and (ii) the income statement line items affected by the reclassification.  The standard was effective for us January 1, 2013, with early adoption permitted.  The adoption of this guidance did not have a significant impact to our consolidated financial position, results of operations or cash flows.

Presentation of an Unrecognized Tax benefit When a Net Operating Loss Carryforward, a Similar Tax Loss,  or a Tax Credit Carryforward Exists

In July 2013, the FASB issued guidance related to the financial statement presentation of an unrecognized tax benefit, a similar tax loss, or a tax credit carryforward exists.  The new standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, as similar tax loss, or a tax credit carryforward unless certain circumstances exist.  The standard is effective for us as of January 1, 2014, with early adoption permitted.  The adoption of this guidance is not expected to have a significant impact on our consolidated financial

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

position, results of operations or cash flows.

4.  Marketable Securities

	At December 31, 2013				At December 31, 2012
	Cost	Unrealized gain/(loss)	Write-down	Fair value	Cost	Unrealized gain/(loss)	Write-down	Fair value

Equity Securities	$510	$(59)	$(275)	$176	$663	$2	$(39)	$626
	$510	$(59)	$(275)	$176	$663	$2	$(39)	$626

During the years ended December 31, 2013 and 2012, we determined that certain of our securities had an other-than-temporary decline in value and write-downs of $275 and $39, respectively, were included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

5. Other Investments

Midas Gold Corp. Combination

In April 2011, Vista completed a combination with Midas Gold, Inc. (the “Combination”).   As part of the Combination, each party contributed their respective interests in gold assets in the Yellow Pine-Stibnite District in Idaho to form a new Canadian private company named Midas Gold Corp. (“Midas Gold”). In exchange for the contribution of its equity interests in Idaho Gold Holding Company, the holding company in which we held our Yellow Pine assets, Vista Gold U.S., Inc. (“Vista US”) was issued 30,402,615 Midas Gold shares. Concurrently with the Combination, we purchased 1,400,000 Midas Gold shares for an aggregate purchase price of $3,632 as part of a Midas Gold private placement. Following completion of these transactions, Vista held a total of 31,802,615 Midas Gold shares representing 24.9% of the Midas Gold shares outstanding as of December 31, 2013.   Subsequent to December 31, 2013, we sold 16,000,000 Midas Gold shares reducing our total Midas Gold shares owned to 15,802,615 or 12.4% during February 2014, see Note 20 for additional discussion.

Furthermore, as additional security for our 2013 Facility (defined in Note 8), we have pledged all our Midas Gold shares. As a result of this pledge, we have reclassified our investment in Midas Gold shares from Current assets to Non-current assets as of December 31, 2013.

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

The Combination was a tax-free reorganization for U.S. tax purposes.  However, upon completion of the Combination, Vista US received Midas Gold shares with a fair value that was determined to be $78,872.  The corresponding estimated deferred tax expense of $29,675 at the time of the Combination exceeded the valuation allowance of $6,086 for Vista US, and the valuation allowance was released.

The following table summarizes our investment in Midas Gold shares as at December 31, 2013 and 2012.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

	Years Ended December 31,
	2013	2012

Fair value at beginning of period	$69,489	$119,851
Unrealized gain/(loss) based on the fair value at the end of the period	(48,499)	(50,363)
Fair value at end of period	$20,990	$69,489

Estimated tax benefit/(expense) for the period	$17,915	$19,576

Midas Gold shares held at the end of the period	31,802,615	31,802,615

In 2012, we reclassified our investment in Midas Gold shares from long-term assets to current assets as the restrictions on the sale of our Midas Gold shares expired in July 2013.  See Note 20 for discussion regarding restrictions in place subsequent to December 31, 2013.

Summarized financial information for Midas Gold as of December 31, 2013 and 2012, which are prepared in accordance with International Financial Reporting Standards is as follows.  See Schedule A for the complete set of consolidated financial statements for Midas Gold.

	December 31, 2013	December 31, 2012

Total current assets	$14,742	$19,864
Total non-current assets	186,673	175,957
Total current liabilities	2,432	5,108
Total non-current liabilities	919	380
Total equity	198,064	190,333

	Year ended December 31,
	2013	2012

Operating expense	$3,908	$7,813
Net loss	3,796	7,180

6.  Mineral Properties

	At December 31, 2012	Cost recovery	At December 31, 2013

Mt. Todd, Australia	$2,146	$-	$2,146
Guadalupe de los Reyes, Mexico	2,752	-	2,752
Los Cardones, Mexico	8,053	(6,517)	1,536
Long Valley, United States	750	-	750
	$13,701	$(6,517)	$7,184

Los Cardones (formerly Condordia)

During October 2013, we and Invecture Group, S.A. de C.V. (“Invecture”) terminated the Earn-in Right Agreement, defined below, and entered into new agreements whereby we agreed to sell our 100% interest in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to Invecture and RPG Structrued Finance S.a.R.L. (the “Purchasers”), for a total of $13,000  ( $7,000 of which was paid in October 2013 and $6,000 was payable January 2014) subject to the Purchasers’ option to elect

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

to not make this payment.  As a result of permitting delays, we and the Purchasers have agreed to extend the due date of the $6,000 payment to July 31, 2014 for consideration of $250.  See Note 20 for discussion.

In February 2012, we entered into an earn-in right agreement (the “Earn-in Right Agreement”) with Invecture with respect to our Los Cardones gold project.  We held the Los Cardones gold project through our wholly-owned subsidiary Desarrollos Zapal S.A de C.V. (“DZ Mexico”).  Under the terms of the Earn-in Right Agreement, Invecture made a non-refundable payment of $2,000 in exchange for the right to earn a 60% interest in DZ Mexico (the “Earn-in Right”).  Invecture’s right to earn a 60% interest in DZ Mexico was adjusted to 62.5% during the three-month period ended June 30, 2012 pursuant to the terms of the Earn-in Right Agreement.  The Earn-in Right would have expired if not exercised by February 7, 2014, subject to extension in certain circumstances (the “Earn-in Period”). The Earn-in Right Agreement provided that during the Earn-in Period, Invecture would, at its sole expense, manage and operate the Los Cardones gold project and would undertake all commercially reasonable efforts to obtain the Change of Forest Land Use Permit and the Authorization of Environmental Impact which are required to develop the project.

7.  Plant and Equipment

	December 31, 2013			December 31, 2012
	Cost	Accumulated depreciation and write downs	Net	Cost	Accumulated depreciation	Net

Mt. Todd, Australia	$5,472	$1,993	$3,479	$3,497	$1,124	$2,373
Los Cardones, Mexico (Note 6)	-	-	-	1,194	109	1,085
Guadalupe de los Reyes, Mexico	21	5	16	21	3	18
Corporate, United States	780	577	203	556	440	116
Awak Mas, Indonesia	-	-	-	242	242	-
Plant and equipment	$6,273	$2,575	$3,698	$5,510	$1,918	$3,592

Assets held for sale	$10,000	$3,500	$6,500	$10,000	$-	$10,000

As part of the Earn-in Right Agreement (Note 6), Invecture had the right to cause DZ Mexico to acquire certain mill equipment from Vista for $16,000 (the equipment’s then book value) plus certain storage, insurance and transportation costs and any applicable taxes provided that notice of exercise of the right is received by February 7, 2013. During November 2012, Invecture notified us that they would not be exercising this right.  As a result, we wrote the mill equipment down to its estimated fair value of $10,000 ,  at that time  based on an independent assessment from a third party and have classified the mill equipment as assets held for sale.

During the year ended December 31, 2013, given the relatively weak market conditions in the gold mining sector, based on an updated independent assessment from a third party, we recorded a Level 3 (Note 14) impairment charge of $3,500 to further write down the value of the mill equipment which is held for sale.  The impairment charge is based on an estimated sale value of $7,300, net of commissions and other costs to sell of approximately $800 and has been included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended December 31, 2013.

8. Debt

During March 2013, the Company entered into a credit agreement with Sprott Resources Lending Partnership (the “Lender”) for purposes of establishing a C$10,000 ($9,764) loan facility (the “2013 Facility”). The 2013 Facility originally matured March 2014, with early repayment of the 2013 Facility allowed, at the Company’s option, provided that at least four months interest has been paid. The Company and the Lender have reached an agreement to extend the maturity date of the 2013 Facility to March 2015.

The 2013 Facility bears an interest rate of 8% per annum, payable monthly. In addition to interest, the 2013 Facility provided the Lender total fees of 3.5% of the 2013 Facility amount, including C$100 ($99) in cash and the issuance of 125,798 Vista common shares. As consideration for the extended maturity date, we paid the Lender an extension fee comprised of 486,382 Vista common shares.

The 2013 Facility is secured by a general security agreement (“GSA”) with certain exclusions. If the Company completes an asset disposition or other financing subject to certain conditions the Company is required to utilize 50% of the net proceeds exceeding

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

$1,000 to repay the 2013 Facility up to the full amount outstanding. The Company is in compliance with all related debt covenants. As additional security, the Company has pledged all the Company’s Midas Gold shares (Note 5).

During October 2013, in accordance with the terms of the 2013 Facility, the Company repaid approximately C$3,041 ($2,960) towards the 2013 Facility principal outstanding using proceeds from the Los Cardones sale (Note 6).

During February 2014, in accordance with the terms of the 2013 Facility, the Company repaid approximately C$5,516 ($5,000) towards the 2013 Facility principal outstanding using proceeds from the sale of Midas Gold shares (Note 20) reducing the principal balance to approximately C$1,443 ($1,300).

9.  Capital Stock

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

Other issuances

During the year ended December 31, 2013, we issued 99,539 common shares in connection with the vesting of restricted stock units (“RSUs”) and 612,180 common shares as part of the 2013 Facility (Note 8) which had a fair value of $490 at the time of issuance.

On March 13, 2012, the Company received $733 in proceeds from the issuance of 225,000 common shares resulting from the exercise of 225,000 compensation options issued in April 2011.  On April 18, 2012, the Company received $1,100 in proceeds from the issue of 478,261 common shares resulting from the exercise of 478,261 compensation warrants issued in October 2010. On August 10, 2012, the Company received $265 in proceeds from the issuance of 115,217 common shares resulting from an exercise of 115,217 compensation warrants issued in October 2010.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

10.  Additional Paid-in Capital

	Warrants	Stock options and RSUs	Compensation options	Other paid-in capital	Total additional paid-in capital

As of December 31, 2011	$10,288	$5,065	$588	$8,729	$24,670
Warrants issued	3,260	-	-	-	3,260
Warrants exercised	(601)	-	-	601	-
Warrants expired	(11)	-	-	11	-
Stock options exercised	-	(50)	-	50	-
Stock options expired	-	(1,585)	-	1,585	-
Stock options amortization	-	1,081	-	-	1,081
Compensation options exercised	-	-	(294)	294	-
Restricted stock units expensed	-	3,144	-	-	3,144
As of December 31, 2012	12,936	7,655	294	11,270	32,155
Stock options amortization	-	370	-	-	370
Restricted stock units expensed	-	372	-	-	372
Restricted stock units vested	-	(410)	-	-	(410)
Compensation options expired	-	-	(294)	294	-
As of December 31, 2013	$12,936	$7,987	$-	$11,564	$32,487

Warrants

Warrant activity is summarized in the following table:

	Warrants outstanding	Valuation	Weighted average exercise price per share	Weighted average remaining life (yrs.)	Intrinsic value

As of December 31, 2011	15,850,238	10,288	$3.91	3.7	$485
Exercised	(619,565)	(601)
Expired	(10,871)	(11)
Issued (Note 9)	4,757,941	3,260
As of December 31, 2012	19,977,743	12,936	$4.25	2.6	$-
As of December 31, 2013	19,977,743	$12,936	$4.63	1.6	$-

The 19,977,743 outstanding warrants expire in the following time frames: 2,666,666 expire July 2014, 2,091,275 expire December 2014, and 15,219,802 expire in October 2015.   The exercise price for the 15,219,802 warrants increased to $5.00 per common share during October 2013.

The fair value of warrants issued during 2012 was estimated at the issue date using the Black-Scholes Merton fair value model adjusted to relative fair value using the following assumptions:

Expected volatility	63.70%	-	67.50%
Risk-free interest rate	0.24%	-	0.26%
Expected life (years)	2
Dividend yield	N/A

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Compensation Options

	Compensation options outstanding	Valuation	Weighted average exercise price per share	Expiry date	Weighted average remaining life (yrs.)

As of December 31, 2011	450,000	$588	$3.30	April 2013	1.3
Exercised	(225,000)	(294)
As of December 31, 2012	225,000	294	3.30	April 2013	0.3
Expired	(225,000)	(294)
As of December 31, 2013	-	$-

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or RSUs or restricted stock awards (“RSAs”) to our directors, officers, employees and consultants.  The combined maximum number of our Common Shares that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.    Options under the Plan are granted from time to time at the discretion of the Board of Directors of the Company (“Board”), with vesting periods and other terms as determined by the Board.  The LTIP is administered by the Board, which can delegate the administration to the Compensation Committee of the Board or to such other officers and employees of Vista as designated by the Board.  Stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year ended December 31,
	2013	2012	2011

Stock options	$370	$1,081	$1,496
Restricted stock units	372	3,144	524
	$742	$4,225	$2,020

As of December 31, 2013, stock options and RSUs had unrecognized compensation expense of $1,400 and $1,811, respectively, which is expected to be recognized over a weighted average period of 5.0 and 1.82 years, respectively.

Stock Options

A summary of option activity under the Plan as of December 31, 2013 and 2012 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average exercise price per option	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding - December 31, 2011	3,195,000	$3.27	2.73	$1,039
Granted	600,000	2.97
Exercised	(32,500)	2.90
Expired	(660,000)	2.80
Outstanding - December 31, 2012	3,102,500	2.80	2.68	637
Granted	985,000	0.36
Cancelled/Forfieted	(450,000)	3.07
Expired	(755,000)	3.32
Outstanding - December 31, 2013	2,882,500	$1.79	3.07	$54

Exercisable - December 31, 2013	2,143,750	$2.29	2.40	$13

A summary of our unvested stock options as of December 31, 2013 and 2012 and changes during the period then ended is set forth in

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

the following table:

	Number of options	Weighted average grant-date fair value per option

Unvested - December 31, 2011	597,000	$1.60
Granted	600,000	1.47
Vested	(897,000)	1.56
Unvested - December 31, 2012	300,000	1.47
Granted	985,000	0.22
Vested	(546,250)	0.90
Unvested - December 31, 2013	738,750	$0.22

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

		Years ended December 31,
	2013	2012			2011

Expected volatility	72.26%	81.69%	-	83.67%	83.40%	-	83.86%
Risk-free interest rate	1.70%	0.77%	-	0.88%	0.88%	-	1.60%
Expected life (years)	5	5			5
Dividend yield	N/A	N/A			N/A

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

Restricted Stock Units

The following table summarizes the RSU activity under the LTIP as of December 31, 2013 and 2012 and changes during the years then ended:

	Number of units	Weighted average grant-date fair value per RSU

Unvested - December 31, 2011	960,000	$3.84
Cancelled	(107,832)	3.07
Granted	1,142,339	3.20
Unvested - December 31, 2012	1,994,507	3.50
Cancelled	(1,133,592)	2.58
Vested	(116,875)	3.51
Granted	1,850,424	0.82
Unvested - December 31 , 2013	2,594,464	$2.00

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date.  Other RSU awards vest subject to certain performance criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance.  The vesting period for time based RSUs is at least one year.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

11.  Accumulated Other Comprehensive Income/(Loss)

	Accumulated other comprehensive income/(loss)	Accumulated other comprehensive income, net of tax
As of December 31, 2011	$175	$149
Other comprehensive gain/(loss) due to change in fair market value of marketable securities during period before reclassifications	19	16
Reclassifications due to realization of gain/(loss) on sale of marketable securities (1)	(192)	(163)
As of December 31, 2012	2	2
Other comprehensive gain/(loss) due to change in fair market value of marketable securities during period before reclassifications	268	228
Reclassifications due to realization of gain/(loss) on sale of marketable securities (1)	(54)	(46)
Reclassifications due to write-down of marketable securities (2)	(275)	(234)
As of December 31, 2013	$(59)	$(50)

(1)	Reclassified to gain/(loss) on sale of marketable securities on the Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).
(2)	Reclassified to write-down of marketable securities on the Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).

12.  Weighted Average Common Shares

	At December 31,
	2013	2012

Basic common shares	81,813,386	74,351,065
Diluted common shares	81,813,386	74,351,065

Stock options to purchase 2,882,500 and 3,102,500 Common Shares and warrants to purchase 19,977,743 and 19,977,743 Common Shares were outstanding at December 31, 2013 and 2012, respectively, but were not included in the computation of diluted weighted average Common Shares outstanding because their effect would have been anti-dilutive.

13.  Commitments and Contingencies

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

Under our  agreement with the Jawoyn Association Aboriginal Corporation (the  “JAAC”), the we must offer the JAAC the opportunity to establish a joint venture with Vista holding 90% and the JAAC holding a 10% participating interest in the Mt. Todd gold project. In addition, the JAAC will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current mining licenses, and a 1% NSR royalty on other metals, subject to a minimum payment of A$50 per year.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

14.  Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair value at December 31, 2013
		Total	Level 1	Level 3

Assets:
	Cash equivalents	$3,000	$3,000	$-
	Marketable securities	176	176	-
	Other Investments (Midas Gold shares)	20,990	20,990	-
	Amayapampa interest	4,813	-	4,813
	Mill Equipment	6,500	-	6,500

		Fair value at December 31, 2012
		Total	Level 1	Level 3

Assets:
	Cash equivalents	$15,834	$15,834	$-
	Marketable securities	626	626	-
	Other Investments (Midas Gold shares)	69,489	69,489	-
	Amayapampa interest	4,813	-	4,813
	Mill Equipment	10,000	-	10,000

Our cash equivalent instruments, marketable securities and investment in Midas Gold shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The estimated fair value of the Amayapampa interest is based on probability-weighted cash flow scenarios discounted using a risk-adjusted discount rate (15%) and assumptions including future gold prices (average gold prices realized range from $832 to $884, depending on timing of assumed start-up), estimated 9 years life-of-mine gold production of 615,000 ounces and the expected timing of the start of commercial production (periods ranging from 2 to 4 years, or never), which are management’s best estimates based on currently available information.  Significant changes in any of the unobservable inputs in isolation would result in a significant change in fair value estimate.

The Company incurred a Level 3 impairment loss on certain mill equipment (Note 7) for the years ended December 31, 2013 and 2012. This equipment was valued at $6,500 and $10,000, at December 31, 2013 and 2012, respectively, based on a third party assessment of the projected sale value given full consideration to current market conditions and an orderly sale process. This valuation was used to determine the Level 3 impairment charge taken in 2013 and 2012. The mill equipment is categorized as assets held for sale on the Consolidated Balance Sheets.

At December 31, 2013, the assets classified within Level 3 of the fair value hierarchy represent 32% of the total assets measured at fair value. There were no transfers between levels in 2013.

15. Supplemental Cash Flow Information and Material Non-Cash Transactions

As of December 31, 2013 and 2012, all of our cash was held in liquid bank deposits and treasury bills.

Significant non-cash transactions during the year ended December 31, 2013 included the issuance of 612,180 common shares in connection with the 2013 Facility (Note 8). In addition, during December 2013, we entered into a share purchase agreement (the “Purchase Agreement”) to convert our interest in the Awak Mas gold project into a net smelter return royalty (“Royalty”) on the project.  The Purchase Agreement provides for the termination of the JV Agreement and additional option agreements, discussed above, and the acquisition of 100% of the outstanding shares of Vista Gold (Barbados) Corp, the entity that indirectly holds the Awak Mas gold project. In exchange, (a) AM Holdings agreed to forego certain cash payments due to have been paid by Vista as AM Holdings completed the earn-in of its interest in the project and (b) Vista will receive a Royalty of 2% on the first 1.25 million ounces of gold production and 2.5% on the next 1.25 million ounces of gold production from the Awak Mas gold project.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Significant non-cash transactions during the year ended December 31, 2012 included the issuance of 166,667 warrants as compensation to the finders that provided services in connection with our July 2012 Offering (Note 9).

Significant non-cash transactions during the year ended December 31, 2011 included the receipt of 30,402,615 Midas Gold shares with a fair value of $78,872 in exchange for our Yellow Pine assets (Note 5) and the issuance of 450,000 compensation options as compensation to the Underwriters’ of our April 20, 2011 equity financing (Note 9).

16.  Income Taxes

The Company’s provision for income taxes for the year ended December 31, 2013, 2012 and 2011, consists of a deferred tax benefit/(expense) of $15,373,  $20,147 and $(35,522), respectively. The Company has not recognized a current income tax expense or benefit due to overall loss positions. The deferred income tax benefit/(expense) being recognized at December 31, 2013,2012 and 2011, relates primarily to the unrealized loss and underling basis difference in the Company’s investment in Midas Gold shares (Note 5).

Tax Expense

Income tax expense consists of the following:

	Years ended December 31,
	2013	2012	2011
Deferred income tax expense (benefit)
U.S.	(15,373)	(20,147)	35,522
Canada	-	-	-
Other Foreign	-	-	-
Total tax expense (benefit)	$(15,373)	$(20,147)	$35,522

Source of Income (loss)

The Company’s U.S. and foreign source income (loss) is as follows:

	Years ended December 31,
	2013	2012	2011
U.S.	$(49,124)	$(52,448)	$109,895
Canada	(9,540)	(11,962)	(985)
Other Foreign	(16,197)	(26,393)	(21,842)
	$(74,861)	$(90,803)	$87,068

Rate Reconciliation

A reconciliation of the combined income taxes at the statutory rates and the Company’s effective income tax (benefit)/expense is as follows:

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

	Years ended December 31,
	2013	2012	2011
Income taxed at statutory rates	$(28,916)	$(34,860)	$33,846
Increase (decrease) in taxes from:
Stock-based compensation	13	147	113
Debt discount interest	-	-	(2)
Meals and entertainment	9	3	5
Loss related to Mexico	(2,632)	-	-
Other adjustments	(9)	6	77
Adjustment due to capital transactions	(60)	(733)	89
Imputed interest	3	24	82
Realized fx gain (loss) on intercompany balances	(3)	(3)	-
Prior year provision to actual adjustments	9,961	(40)	987
Differences in tax rates	3,451	3,905	1,930
Effect of foreign exchange	-	(340)	603
Change in effective tax rate	(407)	(333)	(764)
Expiration of NOLs	437	70	1,526
Change in valuation allowance	2,780	12,007	(2,970)
Income tax (benefit)/expense	$(15,373)	$(20,147)	$35,522

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities as at December 31 are as follows:

	December 31,
	2013	2012	2011
Deferred income tax assets
Excess tax basis over book basis of property, plant and equipment	$7,496	$8,001	$6,011
Marketable securities	661	62	-
Operating loss carryforwards	36,367	37,635	26,772
Capital loss carryforwards	5,474	2,630	2,645
Other	1,541	3,219	2,023
Unrealized foreign exchange on loans	79	217	676
Total future tax assets	51,618	51,764	38,127
Valuation allowance for future tax assets	(43,955)	(41,817)	(29,291)
	7,663	9,947	8,836
Deferred income tax liabilities
Marketable securities	-	-	14,092
Other investments	7,181	24,839	29,784
Amayapampa disposal consideration	482	482	482
	7,663	25,321	44,358

Total Deferred Taxes	$-	$(15,374)	$(35,522)

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Valuation Allowance on Canadian and Foreign Tax Assets

We establish a valuation allowance against the future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized.  The valuation allowance of $43,955 and  $41,817 at December 31, 2013 and 2012, respectively, relates mainly to net operating loss carryforwards, in Canada and other foreign tax jurisdictions, where the utilization of such attributes is not more likely than not.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

Loss Carryforwards

The Company has available income tax losses of $70,459, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

	Noncapital
	Canada (1)	U.S.	Mexico	Barbados	Total
2013	$-	$-	$-	$-	$-
2014	(725)	-	-	-	(725)
2015	(889)	-	-	(2)	(891)
2016	-	-	-	(1)	(1)
2017	-	-	-	(6)	(6)
2018	-	-	-	(20)	(20)
2019	-	(519)	-	(42)	(561)
2020	-	(783)	-	(20)	(802)
2021	-	(779)	(613)	(31)	(1,423)
2022	-	(748)	(7,942)	(23)	(8,712)
2023	-	(691)	-	-	(691)
2024	-	(2,082)	-	-	(2,082)
2025	-	(2,362)	-	-	(2,362)
2026	(1,027)	(1,213)	-	-	(2,240)
2027	(847)	(1,700)	-	-	(2,547)
2028	(5,245)	(1,719)	-	-	(6,964)
2029	(4,022)	(1,970)	-	-	(5,992)
2030	(5,032)	(1,827)	-	-	(6,859)
2031	(3,806)	(3,407)	-	-	(7,213)
2032	(6,397)	(2,323)	-	-	(8,720)
2033	(9,397)	(2,250)	-	-	(11,647)
	$(37,387)	$(24,372)	$(8,555)	$(146)	$(70,459)

 (1) Canadian capital loss carryforwards of $40,291 and Australian NOLs of $63,113, which do not expire and are therefore not included above.

Of the total Canadian net operating loss, $16,300 relates to an equity component for share-issuance cost deduction for which no tax benefit for financial reporting purposes in the income statement will be recognized.

Accounting for uncertainty in taxes

ASC 740 guidance requires that the Company evaluate all income tax positions taken, and recognize a liability for any uncertain tax positions that are not more likely than not to be sustained by the tax authorities.  As of December 31, 2013, the Company believes it has no liability for unrecognized tax positions.  If the Company were to determine there were any uncertain tax positions, the Company would recognize the liability and related interest and penalties within income tax expense.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Tax statute of limitations

The Company files income tax returns in Canada, U.S. federal and state jurisdictions and other foreign jurisdictions.  There are currently no tax examinations underway for these jurisdictions.  Furthermore, the Company is no longer subject to Canadian tax examinations by the Canadian Revenue Authority for years ended on or before December 31, 2002 or U.S. federal income tax examinations by the Internal Revenue Service for years ended on or before December 31, 2010.  Some U.S. state and other foreign jurisdictions are still subject for tax examination for years ended on or before December 31, 2009.

Although certain tax years are closed under the statute of limitations, tax authorities can still adjust losses being carried forward into open years.

17.  Retirement Plan

We sponsor a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent U.S. employees. We make contributions of up to 4% of eligible employees’ salaries.  Our contributions were as follows: 2013  –  $60;  2012 – $57; 2011 – $63.

18.  Geographic and Segment information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are focused principally in Australia and North America. We reported no revenues during the years ended December 31, 2013, 2012 and 2011.  Geographic location of mineral properties and plant and equipment is provided in Notes 6 and 7, respectively.

19. Related Party Transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra provides us with support and analysis of our general corporate finance and strategy efforts.  A founder and partner of Sierra is also one of our directors. As compensation for these services, we paid Sierra a monthly retainer fee of $10 for the duration of the agreement, which was terminated on August 31, 2013.  We had made cash payments to Sierra under the agreement totaling $80,  $120 and $120 for each year ended December 31, 2013, 2012 and 2011.

20. Subsequent Events

Guadalupe de los Reyes Letter of Intent

During January 2014, we announced that we signed a non-binding letter of intent (the “LOI”) to option our interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico (the “Guadalupe de los Reyes gold/silver project”) to Cangold Limited (“Cangold”).

The LOI provides that a non-refundable $50 payment be made during January 2014 to Vista for which Cangold will have a 90 day period of exclusivity (the “Exclusivity Period”) to complete due diligence and negotiate and enter into a definitive option agreement with Vista (the “Option Agreement”).

The LOI contemplates that the Option Agreement (if entered into) will provide that Cangold may earn a 70% interest in the Guadalupe de los Reyes gold/silver project by:

•	making payments totaling $5,000 in five payments over a three-year period, with payments totaling $1,000 in the first year, $1,500 in the second year and $2,500 in the third year;
•	maintaining the concessions comprising the Guadalupe de los Reyes gold/silver project in good standing; and
•

fulfilling all of the obligations of Vista’s wholly-owned subsidiary, Minera Gold Stake, S.A. de C.V. (“MGS”) to the Ejido La Tasajera (the ”Ejido”) as set out in the temporary occupation contract between MGS and the Ejido.

The Option Agreement is expected to further provide that all cash payments are non-refundable and optional to Cangold, and in the event Cangold fails to pay any of the required amounts on the scheduled dates or fails to comply with its other obligations, the Option Agreement will terminate and Cangold will have no interest in the Guadalupe de los Reyes gold/silver project.  Provided it is not in breach of the Option Agreement, Cangold may at its discretion make the payments pursuant to the above payment schedule in

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

advance.

Subject to Cangold earning a 70% interest in the Guadalupe de los Reyes gold/silver project,  Vista expects the Option Agreement to provide that Cangold will be granted an additional option to earn the remaining 30% interest in the Guadalupe de los Reyes gold/silver project, by notifying Vista of a production decision and by making a cash payment to Vista of $3,000 plus an additional cash payment based on a formula that includes the growth, if any, in estimated NI 43-101 compliant Measured and Indicated mineral resources of the Guadalupe de los Reyes gold/silver project, and the then prevailing spot gold price (“Escalator Payment”).

Should Cangold determine not to put the Guadalupe de los Reyes gold/silver project into production, Vista expects the Option Agreement to provide that Vista will have the right to buy back Cangold’s 70% interest in the Guadalupe de los Reyes gold/silver project for a cash payment of $5,000 plus an additional cash payment based on the same formula as the Escalator Payment described above.  If Vista does not exercise its buyback option, Vista will still retain a right of first refusal should Cangold elect to sell its 70% interest in the Guadalupe de los Reyes gold/silver project to a third party.

The Option Agreement is also expected to contain terms to provide that Cangold will be the operator of the Guadalupe de los Reyes gold/silver project and set forth the responsibilities and obligations of Cangold in this respect.

Los Cardones Payment Extension

During January 2014, we announced our agreement to extend the due date for the second (and final) $6,000 payment for the Los Cardones sale by six months to July 31, 2014 as a result of permitting delays.  As consideration for this extension, the Purchasers have agreed to increase the payment from $6,000 to $6,250.  The Purchasers will continue to retain the option to elect, in their discretion, not to make the $6,250 payment. In that event, we will retain the $7,000 already received and 100% of the Los Cardones gold project will be returned to us.

Sale of Midas Gold shares

During February 2014, we announced that the Company had executed an agency agreement (the “Agency Agreement”) among certain agents (the “Agents”) and Vista and Vista US under which we sold 16,000,000 Midas Gold shares at a price of C$0.80 per Midas Gold share for aggregate gross proceeds of C$12,800  ($11,640).  The Agents and a finder received a cash fee equal to 6% of the gross proceeds from the sale of the Midas Gold shares as consideration for the services provided.

As a result, Vista currently holds, directly and indirectly through Vista US, an aggregate of 15,802,615 Midas Gold shares, representing approximately 12.4% of the outstanding commons shares of Midas Gold.  We have agreed not to sell any of the remaining shares we hold for a period of 12 months.

Under the terms of the 2013 Facility, the lender agreed to release 16,000,000 Midas Gold shares held as security for the 2013 Facility on the condition that approximately C$5,516  ($5,000) of the proceeds would be applied towards the 2013 Facility principal outstanding reducing the principal outstanding to approximately C$1,443  ($1,300).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2013, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our executive officers, directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Code of Ethics

We have a code of ethics that applies to all of our employees, officers and directors. The code of ethics is available on our website at www.vistagold.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm.

2.	Report of Independent Registered Public Accounting Firm.

3.Consolidated Balance Sheets – At December 31, 2013 and 2012.

4.Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) – Years ended December 31, 2013, 2012, and 2011.

5.    Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012, and 2011.

6.Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2013, 2012, and 2011.

7.Notes to Consolidated Financial Statements.

See “Item 8. Consolidated Financial Statements and Supplementary Data”.

Financial Statement Schedules

Schedule A - The Consolidated Financial Statements and Management’s Discussion and Analysis of Midas Gold Corp. as at and for the years ended December 31, 2013 and 2012.

No other financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Financial Statements and Supplementary Data”.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K dated June 12, 2013and incorporated herein by reference (File No. 1-9025)
4.01	Warrant Indenture, dated October 22, 2010 filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated December 15, 2010 and incorporated herein by reference (File No. 1-9025)
4.02	Warrant Indenture, dated August 1, 2012, filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K/A dated August 22, 2012 and incorporated herein by reference (File No. 1-9025)
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

10.03	Earn-In Right Agreement, dated February 7, 2012, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 13, 2012 and incorporated herein by reference (File No. 1-9025)
10.04	Employment Agreement with John F. Engele, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated June 1, 2012 and incorporated herein by reference (File No. 1-9025)
10.05	Employment Agreement with John W. Rozelle, filed as Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q dated November 2, 2012 and incorporated herein by reference (File No. 1-9025)
10.06

Amended Employment Agreement of John F. Engele, dated November 1, 2012, previously filed as Exhibit 10.13 to the Corporation’s Form 10-K dated March 17, 2013 and incorporated herein by reference (File No. 1-9025)

10.07

Amended Employment Agreement of Fred Earnest, dated November 1, 2012 previously filed as Exhibit 10.14 to the Corporation’s Form 10-K dated March 17, 2013 and incorporated herein by reference (File No. 1-9025)

10.08

Amended Employment Agreement of John W. Rozelle, dated November 1, 2012 previously filed as Exhibit 10.15 to the Corporation’s Form 10-K dated March 17, 2013 and incorporated herein by reference (File No. 1-9025)

10.09

Credit Agreement between the Corporation and Sprott Resource Lending Partnership, dated March 28, 2013, previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated March 28, 2013 and incorporated herein by reference (File No. 1-9025)

10.10

General Security Agreement between the Corporation and Sprott Resource Lending Partnership, dated March 28, 2013, previously filed as Exhibit 10.2 to the Corporation’s Form 8-K dated March 28, 2013 and incorporated herein by reference (File No. 1-9025)

10.11	Credit Agreement Modification Agreement, previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated September 26, 2013 and incorporated herein by reference (File No. 1-9025)
10.12	Terms of Agreement – Los Cardones Project, previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated October 8, 2013 and incorporated herein by reference (File No. 1-9025)
10.13	Share Purchase Agreement between the Corporation and Invecture dated October 16, 2013
10.14	Termination of Trust Agreement dated October 16, 2013
10.15	Debt Transfer Agreement dated October 16, 2013
10.16	Termination Agreement between Invecture Group, S.A. de C.V., Desarrollos Zapal Holdings Corp., Granges Inc., Desarrollos Zapal, S.A. de C.V. and Vista Gold Corp.,dated October 18, 2013
10.17	Share Pledge Agreement between the Corporation and Sprott Resource Lending Partnership dated November 8, 2013
10.18	Share Pledge Agreement between the Vista Gold US Inc and Sprott Resource Lending Partnership dated November 8, 2013
21	Subsidiaries of the Corporation
23.1	Consent of PricewaterhouseCoopers LLP, Denver, Independent Registered Public Accounting Firm
23.2	Consent of Tetra Tech MM, Inc.
23.3	Consent of Rex Bryan
23.4	Consent of Thomas Dyer
23.5	Consent of Edwin Lips
23.6	Consent of Deepak Malhotra

23.7	Consent of Erick Spiller
23.8	Consent of Nick Michael
23.9	Consent of David Richers
23.10	Consent of Patrick Donlon
23.11	Consent of Vicki Scharnhorst
23.12	Consent of Lachlan Walker
23.13	Consent of PricewaterhouseCoopers LLP, Vancouver, Independent Registered Public Accounting Firm
23.14	Consent of Deloitte LLP
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

 (1)    Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)for the years ended December 31, 2013, 2012, and 2011, (ii) Consolidated Balance Sheets at December 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: March 17, 2014	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: March 17, 2014	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 17, 2014	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: March 17, 2014	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Frederick H. Earnest Frederick H. Earnest	Director	March 17, 2014
* John M. Clark	Director	March 17, 2014
* C. Thomas Ogryzlo	Director	March 17, 2014
* Tracy Stevenson	Director	March 17, 2014
* W. Durand Eppler	Director	March 17, 2014
* Michael B. Richings	Director	March 17, 2014
* By: /s/ Frederick H. Earnest

Frederick H. Earnest Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.

55

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(expressed in US Dollars)

7

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders of Midas Gold Corp.

We have audited the accompanying consolidated financial statements of Midas Gold Corp. and its subsidiaries, which comprise the consolidated statements of financial position as at December 31, 2013 and December 31, 2012, and the consolidated statements of net loss and comprehensive loss, changes in equity and cash flows for the years then ended, and a summary of significant accounting policies and other explanatory information.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and auditing standards generally accepted in the United States of America.  Those standards require that we comply with ethical requirements and plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

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

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Midas Gold Corp. and its subsidiaries as at December 31, 2013 and December 31, 2012, and its financial performance and its cash flows for the years then ended in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board.

Signed “Deloitte LLP”

Chartered Accountants

March 12, 2014

Vancouver, Canada

8

Midas Gold Corp.

CONSOLIDATED  STATEMENTS OF FINANCIAL POSITION

As at December 31, 2013 and 2012

(expressed in US dollars)

	Notes	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$14,589,264	$19,618,855
Trade and other receivables		10,016	52,188
Prepaid expenses		142,833	193,330
		$14,742,113	$19,864,373
NON-CURRENT ASSETS
Buildings and equipment	4	$4,218,807	$5,160,163
Exploration and evaluation assets	5	182,436,154	170,778,522
Reclamation bond		18,000	18,000
		$186,672,961	$175,956,685
TOTAL ASSETS		$201,415,074	$195,821,058

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade and other payables		$2,240,643	$4,921,840
Current portion of note payable	6	191,819	186,233
		$2,432,462	$5,108,073
NON-CURRENT LIABILITIES
Long-term portion of note payable	6	$190,877	$379,491
Warrant derivative	7	728,000	-
TOTAL LIABILITIES		$3,351,339	$5,487,564

EQUITY
Share capital	8	$203,134,630	$193,860,089
Equity reserve	8	20,192,839	17,941,573
Deficit		(25,263,734)	(21,468,168)
TOTAL EQUITY		$198,063,735	$190,333,494
TOTAL LIABILITIES AND EQUITY		$201,415,074	$195,821,058

Commitments - Note 5, 6 and 14
Subsequent event – Note 15

Approved on behalf of the Board of Directors:
“Stephen Quin”		“Donald Young”
Stephen Quin - Director		Donald Young - Director

Midas Gold Corp.

CONSOLIDATED  STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

As at December 31, 2013 and 2012

(expressed in US dollars)

	2013	2012
EXPENSES
Consulting	$158,942	$61,489
Directors’ fees	242,751	250,204
Office and administrative	325,396	331,924
Professional fees	266,671	343,919
Salaries and benefits	1,074,874	974,043
Share based compensation	1,372,998	5,267,392
Shareholder and regulatory	294,793	232,046
Travel and related costs	171,110	351,922
OPERATING LOSS	$3,907,535	$7,812,939

OTHER (INCOME) EXPENSES
Change in fair value of warrant derivative	$(158,000)	$-
Foreign exchange loss (gain)	130,665	(435,457)
Interest income	(84,634)	(197,715)
Total other income	$(111,969)	$(633,172)

NET LOSS AND COMPREHENSIVE LOSS	$3,795,566	$7,179,767

NET LOSS PER SHARE, BASIC AND DILUTED	$0.03	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED
	121,077,000	112,747,000

Midas Gold Corp.

CONSOLIDATED  STATEMENTS OF CHANGES IN EQUITY

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

		Share Capital
	Note	Shares	Amount	Equity Reserve	Deficit	Total
BALANCE, December 31, 2011		105,281,936	$155,548,706	$10,989,830	(14,288,401)	$152,250,135
Share based compensation	8	-	-	7,157,058	-	7,157,058
Shares issued in private placement	8	9,085,000	37,843,583	-	-	37,843,583
Exercise of options	8	427,200	467,800	(205,315)	-	262,485
Net loss and comprehensive loss for the year		-	-	-	(7,179,767)	(7,179,767)
BALANCE, December 31, 2012		114,794,136	$193,860,089	$17,941,573	$(21,468,168)	$190,333,494
Share based compensation	8	-	-	2,251,266	-	2,251,266
Shares issued in private placement	8	12,740,000	9,274,541	-	-	9,274,541
Net loss and comprehensive loss for the year	8	-	-	-	(3,795,566)	(3,795,566)
BALANCE, December 31, 2013		127,534,136	$203,134,630	$20,192,839	$(25,263,734)	$198,063,735

Midas Gold Corp.

CONSOLIDATED  STATEMENTS OF CASH FLOWS

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

	2013	2012
OPERATING ACTIVITIES:
Net loss	$(3,795,566)	$(7,179,767)
Items not affecting cash:
Share based compensation	1,372,998	5,267,392
Depreciation	34,267	35,317
Change in fair value of warrant derivative	(158,000)	-
Unrealized foreign exchange loss (gain)	384,902	(43,601)
Interest income	(84,634)	(197,715)
Changes in:
Trade and other receivables	42,172	229,793
Prepaid expenses	50,497	(82,711)
Trade and other payables	60,491	(299,753)
Net cash used in operating activities	$(2,092,873)	$(2,271,045)
INVESTING ACTIVITIES:
Investment in exploration and evaluation assets	$(24,567,352)	$(50,831,957)
Purchase of buildings and equipment	(1,578,099)	(2,374,355)
Interest received	84,634	192,333
Net cash used in investing activities	$(26,060,817)	$(53,013,979)
FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net of share issue costs	$9,274,541	$38,106,068
Proceeds from sale of royalty interest, net of issue costs	14,434,460	-
Repayment of note payable	(183,028)	(177,696)
Interest paid	(16,972)	(22,304)
Net cash provided by financing activities	$23,509,001	$37,906,068
Effect of foreign exchange on cash	(384,902)	43,601
Net decrease in cash and cash equivalents	(5,029,591)	(17,335,355)
Cash and cash equivalents, beginning of year	19,618,855	36,954,210
Cash and cash equivalents, end of year	$14,589,264	$19,618,855

Cash	$3,251,506	$1,564,903
Guaranteed investment certificates and term deposits	-	4,950,000
Investment Savings	11,337,758	13,103,952
Total cash and cash equivalents	$14,589,264	$19,618,855

Supplemental cash flow information - Note 13

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

1.Nature of Operations

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

2.Basis of Preparation

a.	Statement of Compliance

These consolidated financial statements have been prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”).

b.	Basis of Presentation

These consolidated financial statements have been prepared on the historic cost basis except for certain financial instruments, which are measured at fair value as explained in the Summary of Significant Accounting Policies set out in Note 3.

These consolidated financial statements for the years ended December 31, 2013 and December 31, 2012 were approved and authorized for issue by the board of directors on March 12, 2014.

3.Summary of Significant Accounting Policies

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

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

3.Summary of Significant Accounting Policies (continued)

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

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

3.Summary of Significant Accounting Policies (continued)

e.	Financial Assets (continued)

(iii)	AFS financial assets

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

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

3.Summary of Significant Accounting Policies (continued)

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

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

3.Summary of Significant Accounting Policies (continued)

f.	Financial Liabilities and Equity (continued)

Financial liabilities are classified as either financial liabilities at FVTPL or other financial liabilities.

(i)	Other financial liabilities

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

Exploration and evaluation assets are recorded at cost less accumulated impairment losses, if any.  All direct costs related to the acquisition, exploration and evaluation of mineral properties are capitalized until the commercial viability of the asset is established, at which time the capitalized costs are reclassified to mineral properties under development.  To the extent that the expenditures are made to establish mineral reserves within the rights to explore, the Corporation will consider those costs as capital in nature. The depreciation of a capital asset in connection with exploring or evaluating a property of this nature will be included in the cost of the exploration and evaluation asset.

Management reviews the facts and circumstances to determine whether there is an indication that the carrying amount of the exploration and evaluation assets exceeds their carrying value on a regular basis.  Indication includes but is not limited to, the expiration of the right to explore, substantive expenditure in the specific area is neither budgeted nor planned and if the entity has decided to discontinue exploration activity in the specific area.  If the facts and circumstances suggest the carrying value exceeds the recovery value, the Corporation will write down the carrying value of the property.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

3.Summary of Significant Accounting Policies (continued)

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

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

3.Summary of Significant Accounting Policies (continued)

k.	Share Based Compensation

The Corporation grants share purchase options to directors, officers, employees and consultants. The board of directors grants such options for periods of up to five years, with vesting periods determined at its sole discretion and at prices equal to or greater than the closing price on the date the options were granted.

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

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

3.Summary of Significant Accounting Policies (continued)

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

The cost of self-constructed assets includes the cost of materials, direct labour and an appropriate portion of normal overhead. The costs of day-to-day servicing are recognized in expenses as incurred, as “maintenance and repairs.”

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

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

3.Summary of Significant Accounting Policies (continued)

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

Critical judgments exercised in applying accounting policies that have the most significant effect on the amounts recognized in the consolidated financial statements are as follows:

i)	Probability of future economic benefits of exploration, evaluation and development costs

The application of the Corporation’s accounting policy for exploration and evaluation expenditures requires judgment in determining whether it is probable that future economic benefits will be generated from the exploitation of an exploration and evaluation asset when activities have not yet reached a stage where a reasonable assessment of the existence of reserves can be determined. The estimation of mineral resources is a complex process and requires significant assumptions and estimates regarding economic and geological data and these assumptions and estimates impact the decision to either expense or capitalize exploration and evaluation expenditures.

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

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

3.Summary of Significant Accounting Policies (continued)

q.	Significant Accounting Estimates and Judgments

Information about assumptions and estimation uncertainties that have a significant risk of resulting in material adjustments are as follows:

i)	Impairment of building and equipment and exploration and evaluation assets

Management considers both external and internal sources of information in assessing whether there are any indications that the Corporation's building and equipment and exploration and evaluation assets are impaired.  External sources of information management considers include changes in the market, economic and legal environment in which the Corporation operates that are not within its control and affect the recoverable amount of its building and equipment and exploration and evaluation assets.  Internal sources of information management considers include the manner in which mining properties and building and equipment are being used or are expected to be used and indications of economic performance of the assets.

ii)	Depreciation and amortization rate for building and equipment

Depreciation and amortization expenses are allocated based on estimated asset lives.  Should the asset life or depreciation rates differ from the initial estimate, an adjustment would be made in the consolidated statements of income.

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

iv)	Valuation of share-based compensation and warrant derivative

The Corporation uses the Black-Scholes Option Pricing Model for valuation of share-based compensation and warrant derivative.  Option pricing models require the input of subjective assumptions including expected share price volatility, interest rate and forfeiture rate.  Changes in the input assumptions can materially affect the fair value estimate and the Corporation's net loss and equity reserves.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

3.Summary of Significant Accounting Policies (continued)

r.	Standards Issued but not yet Effective

Certain pronouncements were issued by the International Accounting Standards Board (“IASB”) or the IFRS Interpretations Committee that are mandatory for accounting periods beginning on or after January 1, 2014.  The Corporation is assessing the impact of these standards but does not expect the standards below to have a material impact on the consolidated financial statements, although additional disclosures may be required.

(i)

IFRIC 21 - is an interpretation on IAS 37, Provisions, Contingent Liabilities and Contingent Assets, with respect to the accounting for levies imposed by governments. IAS 37 sets out criteria for the recognition of a liability, one of which is the requirement for the entity to have a present obligation as a result of a past event. The interpretation clarifies that the obligating event is the activity described in the relevant legislation that triggers the payment of the levy and is applicable for periods beginning January 1, 2014;

(ii)	IAS 36 - The IASB published amendments to the disclosures required by IAS 36, when the recoverable amount is determined based on fair value less costs of disposal;

(iii)	IFRS 9 - New financial instruments standard that replaces IAS 39 for classification and measurement of financial assets and financial liabilities

(iv)	IAS 32 – The IASB published amendments to IAS 32 to provide clarifications on the requirements for offsetting financial assets and financial liabilities to the balance sheet.

Effective January 1, 2013, the Corporation adopted the below standards and there was no material impact on the financial statements:

(i)	IFRS 10 - New standard to establish principles for the presentation and preparation of consolidated financial statements when an entity controls multiple entities
(ii)	IFRS 11 - New standard to account for the rights and obligations in accordance with a joint arrangement
(iii)	IFRS 12 - New standard for the disclosure of interests in other entities not within the scope of IFRS 9/IAS 39
(iv)	IAS 27 – New standard to account for investments at cost or in accordance with IFRS 9 Financial Instruments
(v)	IAS 28 - New standard issued that supercedes IAS 28 (2003) to prescribe the accounting for investments in associates and joint ventures
(vi)	IFRS 13 - New standard on the measurement and disclosure of fair value

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

4.Buildings and Equipment

At December 31, 2013 and December 31, 2012, the Corporation’s buildings and equipment were as follows:

	Buildings	Equipment and Vehicles	Total
Cost
Balance, December 31, 2011	$1,263,388	$1,835,445	$3,098,833
Additions	1,653,183	2,164,866	3,818,049
Disposals	(425,808)	(32,630)	(458,438)
Balance, December 31, 2012	2,490,763	$3,967,681	$6,458,444
Additions	60,630	580,286	640,916
Disposals	(176,321)	(51,199)	(227,520)
Balance, December 31, 2013	$2,375,072	$4,496,768	$6,871,840

Accumulated Depreciation
Balance, December 31, 2011	$113,670	$284,800	$398,470
Disposals	(127,744)	(6,217)	(133,961)
Depreciation charge for the year	394,938	638,834	1,033,772
Balance, December 31, 2012	$380,864	$917,417	$1,298,281
Disposals	(51,434)	(37,272)	(88,706)
Depreciation charge for the year	502,540	940,918	1,443,458
Balance, December 31, 2013	$831,970	$1,821,063	$2,653,033

Carrying Value
Balance, December 31, 2012	$2,109,899	$3,050,264	$5,160,163
Balance, December 31, 2013	$1,543,102	$2,675,705	$4,218,807

Depreciation expense included in exploration and evaluation assets was $1,409,190 (2012 – $998,455) and depreciation expense in statement of loss was $34,267 (2012 – $35,317) for the year ended December 31, 2013.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

5.Exploration and Evaluation Assets

At December 31, 2013 and December 31, 2012, the Corporation’s exploration and evaluation assets at the Golden Meadows Project were as follows:

	As at		As at
	31-Dec-12	Additions	31-Dec-13

Acquisition Costs
Interest on notes payable	$92,187	$13,767	$105,954
Mineral claims	81,298,976	294,460	81,593,436
Royalty interest	1,026,750	-	1,026,750
Sale of royalty interest	-	(13,548,460)	(13,548,460)
Exploration and Evaluation Expenditures
Consulting and labour cost	19,727,095	6,641,174	26,368,269
Drilling	32,341,086	5,140,484	37,481,570
Field office and drilling support	19,871,896	6,126,545	25,998,441
Engineering	5,623,972	3,071,536	8,695,508
Environmental and sustainability	6,306,600	3,503,753	9,810,353
Geochemistry and geophysics	4,149,460	531,632	4,681,092
Prepaid exploration and evaluation	340,500	(117,259)	223,241
Balance	$170,778,522	$11,657,632	$182,436,154

	As at		As at
	31-Dec-11	Additions	31-Dec-12

Acquisition Costs
Interest on notes payable	$72,898	$19,289	$92,187
Mineral claims	80,739,429	559,547	81,298,976
Royalty interest	1,026,750	-	1,026,750
Exploration and Evaluation Expenditures
Consulting and labour cost	9,647,713	10,079,382	19,727,095
Drilling	12,664,745	19,676,341	32,341,086
Field office and drilling support	6,721,311	13,150,585	19,871,896
Engineering	1,456,690	4,167,282	5,623,972
Environmental and sustainability	1,790,728	4,515,872	6,306,600
Geochemistry and geophysics	1,730,389	2,419,071	4,149,460
Prepaid exploration and evaluation	556,726	(216,226)	340,500
Balance	$116,407,379	$54,371,143	$170,778,522

During 2013, the Corporation began classifying certain exploration and evaluation costs related to a pre-feasibility study as part of engineering as these costs were more appropriately related to engineering rather than field office and drilling support. The comparative figures have been reclassified to conform with the current year presentation. The 2012 field office and drilling support costs have decreased by $426,764 while engineering costs have increased by $426,764.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

5.Exploration and Evaluation Assets (continued)

Summary

The Corporation acquired title to the Golden Meadows Project through several transactions.  All title is held at 100% through patented and unpatented mineral claims, except the Cinnabar claims which are held under an option to purchase agreement, and all of the Golden Meadows Project is subject to the Franco-Nevada royalty described below.  During the 2012, the Corporation completed the acquisition of the patented Yellow Pine claims through the payment of its final option payment of $100,000 in accordance with the Option to Purchase Agreement dated November 7, 2003.  In total the Corporation paid $1,000,000.

The Cinnabar claims are subject to an option agreement dated May 3, 2011, whereby on payment of $150,000 on signing and $100,000 per year for six years paid on the anniversary of signing, the Corporation has the option to own 100% of the Cinnabar claim group.  As at December 31, 2013, four payments of $100,000 remain outstanding and $350,000 has been paid to date.  At completion of the option agreement the Corporation would have paid $750,000.

Title

Although the Corporation has taken steps to verify title to the properties in which it has an interest and, in accordance with industry standards for properties in the exploration stage, these procedures do not guarantee the Corporation’s title. Property title may be subject to unregistered prior agreements and noncompliance with regulatory requirements.

Sale of Royalty Interest

On May 9, 2013, Midas Gold entered into an agreement with Franco-Nevada Corporation (“Franco-Nevada”) whereby for gross proceeds of $15,000,000 Franco-Nevada was granted a perpetual 1.7% net smelter returns royalty on any future gold production from the Golden Meadows Property and 2,000,000 share purchase warrants that are exercisable into 2,000,000 common shares of Midas Gold.  The royalty is collateralized by a mortgage over the claims that are subject to the royalty.  The warrants have an exercise price of C$1.23 and expire in ten years.  Midas Gold has a one-time right to repurchase one third of the royalty for $9,000,000 before May 9, 2016.  The Corporation incurred costs of $565,540 associated with this transaction.

A value of $886,000 was assigned to the warrants at the date of the transaction and has been recorded as a warrant derivative (Note 7).  After determining the value of the warrants, the residual proceeds of $13,548,460, net of transaction costs, have been offset against exploration and evaluation assets.

6.Notes Payable

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

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

6.Notes Payable (continued)

Notes payable at December 31, 2013 and December 31, 2012, are as follows:

	Note Payable	Note Payable
	Estate of JJ Oberbillig	Oberbillig Group	Total

Balance, December 31, 2011	$ 148,685	$ 594,735	$ 743,420
Principal repayments	(35,538)	(142,158)	(177,696)
Balance, December 31, 2012	$ 113,147	$ 452,577	$ 565,724
Principal repayments	(36,605)	(146,423)	(183,028)
Balance, December 31, 2013	$ 76,542	$ 306,154	$ 382,696
Current portion			$ 191,819
Long term portion			190,877
			$ 382,696

Interest expense for the year ended December 31, 2013 was $13,767 (2012 - $19,288) and the full amount was capitalized to exploration and evaluation expenditures. Accrued interest payable of $6,700 (2012 - $9,904) is included in trade and other payables.

7. Warrant Derivative

On May 9, 2013, the Corporation issued 2,000,000 share purchase warrants to Franco-Nevada (Note 5).  The warrants are exercisable into 2,000,000 common shares of the Corporation at C$1.23 per warrant.  The warrants contain a mandatory conversion feature which requires Franco-Nevada to exercise 100% of the outstanding warrants if, at any time, the volume weighted average trading price of Midas Gold’s common shares is equal to or greater than C$3.23 for a period of 30 consecutive trading days.  The warrants expire on May 9, 2023.

The exercise price of the warrants is denominated in Canadian dollars, however the functional currency of the Corporation is the US Dollar.  As a result of this difference in currencies, the proceeds that will be received by the Corporation are not fixed and will vary based on foreign exchange rates.  Warrants with an exercise price denominated in a currency that is different from the entity’s functional currency are a derivative and are required to be recognized and measured at fair value at each reporting period.  Any changes in fair value from period to period are recorded as a non-cash gain or loss in the statement of net loss and comprehensive loss.

Upon exercise of the warrants, the warrant holders will pay the Corporation C$1.23 for each warrant exercised in exchange for one common share of Midas Gold.  There are no circumstances under which the Corporation would be required to pay any cash upon exercise or expiry of the warrants.  Any warrants exercised will be measured at fair value at the date of exercise and the associated non-cash liability will be reclassified to share capital.  The non-cash liability associated with any warrants that expire unexercised will be recorded as a gain in the statement of net loss and comprehensive loss.

A reconciliation of the change in fair value of the warrant derivative is below:

Warrant Derivative
Balance, May 9, 2013	$ 886,000
Change in fair value of warrant derivative	(158,000)
Balance, December 31, 2013	$ 728,000

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

7. Warrant Derivative (continued)

The fair value of the warrants was calculated using a Black-Scholes valuation model.  The key inputs used by the Black-Scholes valuation model are:

	December 31, 2013	May 9, 2013
Fair value warrants granted	$ 0.39	$ 0.44
Risk-free interest rate	2.8%	1.9%
Expected term (in years)	7.4	8.0
Expected share price volatility	64.0%	62.0%

8.Share Capital

a.	Authorized

Unlimited number of common shares without par value.

Unlimited number of first preferred shares without par value.

Unlimited number of second preferred shares without par value.

b.	Issued during the Year Ended December 31, 2013

(i)	Shares Issued for Cash

On July 4, 2013, the Corporation closed a non-brokered private placement for 12,740,000 common shares at a price of C$0.77 per share, for gross proceeds of C$9,809,800 ($9,316,367) to Teck Resources Limited.  The Corporation incurred share issue costs of $41,826 in connection with the private placement.

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

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

8.Share Capital (continued)

b.	Share purchase options

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

A summary of share purchase option activity within the Corporation’s share based compensation plan for the year ended December 31, 2013 and 2012 is as follows:

	Number of Options	Weighted Average Exercise Price (C$)
Balance, December 31, 2011	8,895,000	$2.65
Options granted	1,790,000	3.39
Options exercised	(427,200)	0.61
Options forfeited	(747,800)	3.05
Balance, December 31, 2012	9,510,000	$2.85
Options granted	1,090,000	0.79
Options forfeited	(505,000)	2.92
Balance, December 31, 2013	10,095,000	$2.62

Subsequent to December 31, 2013, the Corporation granted 1,352,000 stock options with a weighted average exercise price of C$0.72 and expire in five years.

On February 18, 2014, the Corporation issued 3,333 of its common shares upon exercise of share purchase options at a price of C$0.71 per share for proceeds of C$2,367 ($2,161).

During the year ended December 31, 2013, the Corporation’s total share based compensation was $2,251,266 (2012 - $7,157,058) of which $878,268 (2012 - $1,889,666) was allocated to exploration and evaluation assets and $1,372,998 (2012 – $5,267,392) was allocated to share based compensation expense.

The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model, using the following weighted average assumptions:

	2013	2012
Fair value options granted	$ 0.42	$ 2.27
Risk-free interest rate	1.57%	1.40%
Expected term (in years)	5.0	5.0
Expected share price volatility (1)	63.0%	83.0%
Expected dividend yield	0.0%	0.0%
Expected forfeiture	5.0%	5.0%

(1)    In 2013, the volatility was based on the historical volatility of the Corporation’s publicly traded shares. In 2012, the volatility was estimated using the historical stock price of its peer group due to insufficient data using the Corporation’s stock price history.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

8.Share Capital (continued)

c.	Share purchase options (continued)

 An analysis of outstanding share purchase options as at December 31, 2013 is as follows:

	Options Outstanding		Options Exercisable
Weighted Average Exercise Price (C$)	Number	Remaining Contractual Life (Years)	Number	Remaining Contractual Life (Years)	Expiry Date
$ 2.50	6,210,000	2.3	6,210,000	2.3	Apr-18-2016
3.25	910,000	2.4	910,000	2.4	Jun-06-2016
3.76	450,000	2.7	450,000	2.7	Sep-26-2016
4.10	350,000	2.9	350,000	2.9	Dec-7-2016
3.95	450,000	3.0	300,000	3.0	Jan-4-2017
3.50	170,000	3.2	113,333	3.2	Mar-30-2017
3.10	250,000	3.7	166,667	3.7	Sep-7-2017
3.10	285,000	3.8	190,000	3.8	Oct-9-2017
0.71	520,000	4.4	173,333	4.4	May-22-2018
0.89	500,000	4.6	166,667	4.6	July-31-2018
$ 2.62	10,095,000	2.7	9,030,000	2.5

d.	Warrants

A summary of warrant activity for the year ended December 31, 2013:

	Number of Warrants	Weighted Average Exercise Price (C$)
Balance, December 31, 2011 and 2012	1,333,334	$0.48
Warrants granted	2,000,000	1.23
Balance, December 31, 2013	3,333,334	$0.93

An analysis of outstanding share purchase warrants as at December 31, 2013 is as follows:

Weighted Average Exercise Price (C$)	Warrants Outstanding and Exercisable	Remaining Contractual Life (Years)	Expiry Date
$ 0.48	1,333,334	2.1	Feb-14-2016
1.23	2,000,000	9.4	May-9-2023
$ 0.93	3,333,334	6.5

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

9.Risk Management and Financial Instruments

The Corporation's objectives are to safeguard the Corporation's ability to continue as a going concern in order to support the Corporation's normal operating requirements, continue the exploration, evaluation and, if warranted, development of its mineral properties and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable risk.

At December 31, 2013, the Corporation's capital structure consists of equity of the Corporation.  The Corporation is not subject to any externally imposed capital requirements.  In order to maximize ongoing development efforts, the Corporation does not pay dividends.

In the year ended December 31, 2013, there were no significant changes in the processes used by the Corporation or in the Corporation's objectives and policies for managing its capital.  As at December 31, 2013, the Corporation's available capital resources, consisting of cash and cash equivalents total $14,589,264.  As at December 31, 2013, the Corporation's total liabilities are $3,351,339.  The Corporation believes that sufficient capital resources are available to support further exploration and development of its mining assets or can be raised through the issuance of additional equity.

The Corporation’s financial instruments consist of cash and cash equivalents, trade and other receivables, trade and other payables, notes payable, accrued interest payable and warrant derivative.  Cash and cash equivalents and trade and other receivables are designated as loans and receivables, which are measured at amortized cost. The trade and other payables, notes payable and accrued interest payable are designated as other financial liabilities, which are measured at amortized cost. The warrant derivative is designated at fair value through profit and loss. The cash and cash equivalents, trade and other receivables, trade and other payables and accrued interest payable approximate their fair value due to their short-term nature.

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

The warrant derivative is classified at level 2.

Risk management is the responsibility of the Corporation’s management team, with oversight by the Board of Directors.  The Corporation’s financial instrument risk exposures are summarized below:

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

9.Risk Management and Financial Instruments (continued)

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

b) Liquidity Risk

Liquidity risk is the risk that the Corporation will be unable to meet its financial obligations as they fall due.  The Corporation’s approach to managing liquidity risk is to ensure it will have sufficient liquidity to meet liabilities when due.  The Corporation’s trade and other payables are generally due within 30 days.  As at December 31, 2013 all trade and other payables were due within 30 days.

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

The Corporation’s functional and reporting currency is the USD and major purchases are transacted in USD.  The Corporation is exposed to the risk of changes in USD relative to the Canadian Dollar.  A portion of the Corporation’s financial assets and liabilities are denominated in Canadian dollars.  The Corporation monitors this exposure, but has no contractual hedge positions. Financial assets and liabilities denominated in Canadian dollars are as follows, stated in USD:

	2013	2012
Cash and cash equivalents	$5,576,038	$5,190,659
Trade and other receivables	59,473	52,088
Trade and other payables	(321,764)	(280,800)
	$5,313,747	$4,961,947

A five percent change in the US dollar exchange rate to the Canadian dollar would impact the Corporation’s earnings by $282,585.

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

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

10.Segmented Information

The Corporation operates in one segment, being the exploration, evaluation and potential development of the Golden Meadows Project. Details on a geographic basis are as follows:

	2013	2012
Assets by geographic segment, at cost
Canada
Current assets	$14,514,111	$19,669,232
Non-current assets	50,398	84,664
	14,564,509	19,753,896
United States
Current assets	228,001	195,141
Non-current assets	186,622,564	175,872,021
	186,850,565	176,067,162
	$201,415,074	$195,821,058

11.Compensation of Key Management Personnel

During the year ended December 31, 2013, compensation of directors and officers and other key management personnel who have the authority and responsibility for planning, directing and controlling the activities of the Corporation was:

	December 31, 2013	December 31, 2012
Salaries and benefits	$1,306,227	$1,182,007
Share based compensation	586,166	2,288,652
	$1,892,393	$3,470,659

No post-employment benefits, termination benefits, or other long-term benefits were paid to or recorded for key management personnel during the year ended December 31, 2013 and 2012.

12.Income taxes

a.	Income Tax Expense

The provision for income taxes reported differs from the amount computed by applying the applicable income tax rates to the loss before the tax provision due to the following:

	2013	2012
Net income (loss)	$(3,795,566)	$(7,179,767)
Statutory tax rate	38.47%	39.94%
Recovery of income taxes computed at statutory rates	$(1,460,165)	$(2,867,599)
Tax losses not recognized in the period that the benefit arose	936,193	593,288
Share based compensation and other permanent differences	523,972	2,274,311
Income tax recovery	$-	$-

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

12.Income taxes (continued)

b.	The significant component of the Corporation’s deferred tax assets and liabilities are as follows:

	2013	2012
Tax losses	$9,238,984	$9,141,926
Buildings and equipment	(88,320)	(729,889)
Exploration and evaluation assets	(9,150,664)	(8,412,037)
Total	$-	$-

c.	Deferred tax assets have not been recognized in respect of the following items:

	2013	2012
Tax losses	$4,131,373	$3,310,610
Other future deductions	1,419,793	1,278,230
	$5,551,166	$4,588,840

As at December 31, 2013, the Corporation had deductible temporary differences for which deferred tax assets have not been recognized because it is not probable that future profit will be available against which the Corporation can utilize the benefits.

As of December 31, 2013, the Corporation has US loss carry forwards of approximately $28,446,000 (2012 - $27,700,000) of which $4,431,000 (2012 - $4,811,000) have not been recognized.  The Corporation also has Canadian loss carry forwards of approximately $9,334,000 (2012 - $5,566,000) available to reduce future years’ income for tax purposes which have not been recognized. The Corporation also has tax pools related to Buildings and Equipment and Exploration and Evaluation assets of approximately $3,989,000 (2012 - $3,333,000) and $75,484,000 (2012 - $66,551,000), respectively, which are available to offset future taxable income. The Corporation recognizes the benefit of tax losses only to the extent of anticipated future taxable income in relevant jurisdictions.  The tax loss carry forwards expire as follows:

Expiry of Tax Losses:	US	Canada
December 31, 2029	$342,000	$-
December 31, 2030	983,000	-
December 31, 2031	9,998,000	1,881,000
December 31, 2032	16,346,000	3,662,000
December 31, 2033	777,000	3,791,000
	$28,446,000	$9,334,000

The Corporation also has other future deductions available in the US and Canada of approximately $10,000 (2012 - $155,000) and $3,547,000 (2012- $4,865,000), respectively for which the benefit has not been recognized.

Midas Gold Corp.

Notes to Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

(expressed in US dollars)

13.Supplemental Cash flow Information

Non-cash financing and investing activities	December 31, 2013	December 31, 2012
Share based compensation included in exploration and evaluation assets	$878,269	$1,889,666
Depreciation capitalized in exploration and evaluation assets	$1,409,191	$998,455
Transfer of equity reserve upon exercise of options and warrants	$-	$205,315

14.Commitments

Other material commitments are disclosed in Note 5 and 6.

a.	Office Rent

The Corporation entered into a various lease agreements for office space.  The total rent obligation over the next five years is as follows:

	December 31, 2013
	Within one year	After one year but not more than five years	Total
Minimum rental payments	277,883	371,908	649,791

b.	Mining Claim Assessments

The Corporation currently holds mining claims on which it has an annual assessment obligation of $195,000 in order to maintain the claims in good standing. The Corporation is committed to these payments indefinitely.

15.Subsequent Event

In March 2014, the Corporation closed a non-brokered private placement for 14,167,621 units (“Unit”) at a price of C$0.90 per unit, for gross proceeds of C$12.8 million ($11.5 million) in two tranches. Each Unit consists of one common share in the capital of the Corporation (a “Share”) and one-half of one common share purchase warrant (each whole common share purchase warrant, a “Warrant”). Each Warrant entitles the holder to acquire one additional common share of the Corporation at a price per Warrant Share of C$1.20 for a period of two years.

In consideration for arranging a portion of the private placement, the Corporation paid finder’s fees to certain arm’s length parties consisting of: (i) cash commission in the aggregate amount of $369,675; and (ii) a total of 410,750 finder’s options (“Finder’s Options”). Each Finder’s Option entitles the holder to acquire one Unit at a price per Unit of C$0.99 for a period of two years.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Midas Gold Corp | Management’s Discussion & Analysis

INTRODUCTION

The information included in this Management Discussion and Analysis (“MD&A”) dated March 12, 2014, is of the operating results and financial condition of Midas Gold Corp. (“Midas Gold” or the “Corporation”) for the year ended December 31, 2013 compared to the year ended December 31, 2012.  Amounts are presented in the Corporation’s functional currency, the US dollar, unless otherwise stated.

This MD&A is intended to help the reader understand the significant factors that have affected the Corporation’s performance and which may affect its future performance and should be read in conjunction with the consolidated financial statements of the Corporation for the years ended December 31, 2013 and 2012.  The Corporation’s consolidated financial statements were prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”).

Additional information relating to the Corporation, including the Corporation's latest Annual Information Form, can be found at its website at www.midasgoldcorp.com or under its profile on SEDAR at www.sedar.com.

Midas Gold Corp | Management’s Discussion & Analysis

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

Midas Gold Corp | Management’s Discussion & Analysis

HIGHLIGHTS

Midas Gold Corp | Management’s Discussion & Analysis

During the year ended December 31, 2013, the Corporation continued its exploration and evaluation program at the Golden Meadows Project (“Golden Meadows” or “Project”) and results of the programs reported to date are available on the Corporation’s website or under the Corporation’s profile on SEDAR.  In an effort to advance the exploration and evaluation of the Project, the Corporation conducted two drill programs in 2013, the information generated from which will be used to update the mineral resource estimates for each of the three deposits comprising the Project as well as other mineral resources at Golden Meadows.  The first drill program took place in early 2013; field operations were then scaled back through spring runoff and thereafter core drilling resumed for the summer and fall season.  Engineering and Regulatory efforts continued through the year and will continue into 2014.  The drill results from the 2012 and 2013 drilling will be incorporated in updated mineral resource estimates for all three of the known deposits and, as announced on October 7, 2013, a mineral resource estimate for the tailings from prior operating periods.  All estimates will be incorporated into an independent Pre-feasibility Study (“PFS”) that is due for completion in mid-2014, along with results of extensive environmental baseline data collection, metallurgical testing, engineering studies.  The Corporation plans to use the PFS as the basis to commence permitting on the Project with the filing of a Plan of Operations in late 2014, should results of the PFS and other circumstances warrant.

In October 2013, the Corporation achieved a quotation on the OTCQX International segment of OTCQX Marketplace in the USA, which should provide for greater access to U.S. capital markets and an additional trading platform for shareholders.

Financial highlights for the year ended December 31, 2013 were:

•	Net loss and comprehensive loss for the year of $3.8 million (2012 - $7.2 million);
•	Exploration and evaluation cash outflows of $24.6 million (2012 - $50.8 million) on Golden Meadows;

Midas Gold Corp | Management’s Discussion & Analysis

•	C$9.8 ($9.3) million financing completed with Teck Resources Limited in July 2013 (2012 - $40.5 million);
•	Sale of royalty interest in the Golden Meadows Project plus two million warrants to Franco-Nevada Corporation for gross proceeds of $15 million in May 2013,; and
•	Cash and cash equivalents balance at December 31, 2013 of $14.6 million (2012 - $19.6 million).

In March 2014, the Corporation closed a non-brokered private placement for 14,167,621 units (“Unit”) at a price of C$0.90 per unit, for gross proceeds of C$12.8 million ($11.5 million) in two tranches. Each Unit consists of one common share in the capital of the Corporation (a “Share”) and one-half of one common share purchase warrant (each whole common share purchase warrant, a “Warrant”). Each Warrant entitles the holder to acquire one additional common share of the Corporation at a price per Warrant Share of C$1.20 for a period of two years.

In consideration for arranging a portion of the private placement, the Corporation paid finder’s fees to certain arm’s length parties consisting of: (i) cash commission in the aggregate amount of $369,675; and (ii) a total of 410,750 finder’s options (“Finder’s Options”). Each Finder’s Option entitles the holder to acquire one Unit at a price per Unit of C$0.99 for a period of two years.

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

Midas Gold Corp | Management’s Discussion & Analysis

SELECTED ANNUAL INFORMATION

The following is a summary of certain selected audited consolidated financial information of the Corporation for the years ended December 31, 2013, 2012 and 2011:

Year Ended (All amounts in $)	Revenue	Net Loss and Comprehensive Loss	Basic & Diluted Loss per Share	Total Assets	Long Term Liabilities	Cash Dividend
December 31, 2013	-	(3,795,566)	(0.03)	201,415,074	918,877	-
December 31, 2012	-	(7,179,767)	(0.06)	195,821,058	379,491	-
December 31, 2011	-	(13,437,721)	(0.16)	156,467,170	562,708	-

Midas Gold Corp | Management’s Discussion & Analysis

RESULTS OF OPERATIONS

Net Loss and Comprehensive Loss

	Three Months Ended		Twelve Months Ended
	31-Dec-13	31-Dec-12	31-Dec-13	31-Dec-12
EXPENSES
Consulting	$10,514	$3,293	$158,942	$61,489
Directors' fees	59,437	63,052	242,751	250,204
Office and administrative	82,693	80,591	325,396	331,924
Professional fees	110,783	154,225	266,671	343,919
Salaries and benefits	429,750	340,535	1,074,874	974,043
Share based compensation	24,628	719,192	1,372,998	5,267,392
Shareholder and regulatory	43,945	34,640	294,793	232,046
Travel and related costs	39,154	55,207	171,110	351,922
OPERATING LOSS	$800,904	$1,450,735	$3,907,535	$7,812,939

OTHER (INCOME) EXPENSES
Change in fair value of warrant derivative	$(245,000)	$-	$(158,000)	$-
Foreign exchange loss (gain)	184,320	$76,004	$130,665	$(435,457)
Interest income	(29,378)	(45,458)	(84,634)	(197,715)
Total other income	$(90,058)	$30,546	$(111,969)	$(633,172)
NET LOSS AND COMPREHENSIVE LOSS	$710,846	$1,481,281	$3,795,566	$7,179,767

Net loss and comprehensive loss for Midas Gold for the three month period ending December 31, 2013 was $0.7 million or $0.01 per common share, compared with $1.5 million or $0.01 loss per share for the corresponding period of 2012.  Net loss and comprehensive loss for Midas Gold for the year ending December 31, 2013 was $3.9 million or $0.03 per common share, compared with $7.2 million or $0.06 loss per share for the corresponding period of 2012.  The decreased losses primarily relate to decreased share based compensation expense and reduced travel expenses.

The Corporation’s main focus was the exploration and evaluation program at Golden Meadows, and ensuring the Corporation has adequate funds to advance the Project into the permitting phase, should results warrant such treatment.

Midas Gold Corp | Management’s Discussion & Analysis

An analysis of each line item follows:

Consulting

This expense relates to consulting services provided to the Corporation that do not relate to the exploration and evaluation of Golden Meadows.  Consulting costs for the three months ending December 31, 2013 are comparable with that of the corresponding quarter in 2012.  Consulting costs were higher for the year ended December 31, 2013 as a result of listing on the OTCQX.

Directors' Fees

Each of the Corporation’s independent directors were entitled to annual base fee of C$24,000, paid in quarterly installments, with the Chair of the Board, Chairs of Board Committees and members of Board Committees receiving additional fees commensurate with each role.  Directors' fees for the year ended December 31, 2013 are comparable to that of the prior year.

Office and Administrative

This expense is predominantly the maintenance of the corporate head office in Vancouver, BC.  The office and administrative expenses for the year and quarter ended December 31, 2013 are comparable to that of the prior year and quarter.

Professional Fees

This expense relates to the legal and accounting costs of the Corporation.  The legal and accounting expenses for the year and quarter ended December 31, 2013 have decreased from the prior year and quarter due to less corporate activity in the current year.

Salaries and Benefits

This expense results from salaries and benefits of the employees that are not directly related to the exploration and evaluation of Golden Meadows.  The salaries and benefits for the year and quarter ended December 31, 2013 are higher compared to the prior year and quarter ended December 31, 2012 due to higher levels of bonuses accrued.

Share Based Compensation

This expense relates to the compensation of directors, officers, employees and consultants that are share based and not directly related to the exploration and evaluation of Golden Meadows.  This expense is lower for the current quarter and year when compared to the prior corresponding quarter and year as more options were granted and vested in prior periods.  The fair value of options granted is estimated at the time of the grant using the Black-Scholes option pricing model which uses various assumptions that are outlined in the Corporation’s consolidated financial statements for the period ended December 31, 2013.

Shareholder and Regulatory

This expense is associated with marketing, licenses and fees, and shareholder communications.  This expense has increased for the quarter and the year when compared to the prior corresponding quarter and year as a result of the Corporation’s listing on the OTCQX.

Travel and Related Costs

This expense is a result of travel and meal costs of the Corporation’s directors, officers, employees and consultants while undertaking business on behalf of the Corporation.  This expense has decreased in the current year and quarter when compared to the previous year and quarter as a result of less travel between the Corporation’s head office in Vancouver, BC, its exploration office in Spokane, WA, the field office in Lake Fork, ID, technical office in Boise, ID, and the Project. The exploration office in Spokane, WA was closed in 2013.

Change in Fair Value of Warrant Derivative

The Corporation issued warrants in the second quarter of 2013 with an exercise price denominated in Canadian dollars. The Corporation determined that warrants with an exercise price denominated in a currency that is different from the entity’s functional currency should be classified as a derivative and carried at their fair value.  Any changes in their fair value from period to period have been recorded as a gain or loss in the consolidated loss.  There are no circumstances under which Midas Gold will be required to pay cash upon exercise or expiry of the warrants.

Foreign Exchange

This expense results from a translation loss on the Corporation’s Canadian dollar denominated balances as at December 31, 2013.  The Canadian dollar decreased in value in relation to the U.S. dollar during 2013 resulting in a foreign exchange loss for

Midas Gold Corp | Management’s Discussion & Analysis

the year. In 2013, the Corporation reduced its exposure to the Canadian dollar by converting the majority of its cash position into U.S. dollars in late 2012 and early 2013.

Interest Income

This income results from interest received on the Corporation’s cash balances.  This amount decreased in the current quarter and year as a result of the decreased cash balance.

Exploration and Evaluation Assets

A summary of additions to exploration and evaluation assets for the three and twelve month periods ended December 31, 2013 is as follows:

	Three Months Ended		Twelve Months Ended
	31-Dec-13	31-Dec-12	31-Dec-13	31-Dec-12

Exploration and Evaluation Acquisition Costs
Interest on notes payable	$3,013	$4,278	$13,767	$19,289
Mineral claims	-	129,222	294,460	559,547
Sale of Royalty interest	-	-	(13,548,460)	-
Exploration and Evaluation Expenditures
Consulting and labour cost	1,744,171	3,139,145	6,641,174	10,079,382
Drilling	1,360,079	3,141,755	5,140,484	19,676,341
Field Operations & Drilling support	1,743,193	3,789,314	6,126,545	13,577,349
Engineering	865,702	227,531	3,071,536	3,740,518
Environmental and sustainability	889,951	1,533,700	3,503,753	4,515,872
Geochemistry and geophysics	265,516	499,425	531,632	2,419,071
Prepaid exploration and evaluation	(54,609)	(180,538)	(117,259)	(216,226)
NET ADDITIONS TO EXPLORATION AND EVALUATION ASSETS	$6,817,016	$12,283,832	$11,657,632	$54,371,143

An analysis of each line item is as follows:

Interest on Notes Payable

Interest on Notes Payable relates to two notes payable related to the acquisition of mineral claims and a royalty interest.  Interest accrues at 3% and interest and principal payments of $0.2 million in total are due on June 2 each year with the final payment in 2015.  The interest for the three and twelve month period ended December 31, 2013 is consistent with the comparable period from the prior year.

Mineral Claims

This item is due to the cost associated with acquiring mineral claims through staking and option payments towards the acquisition of mineral claims.  Annual fees on unpatented claims are paid in August each year.  The decrease in the current quarter resulted from additional claim staking and surveying that took part in the quarter ended December 31, 2012 that were not repeated in 2013.  On an annual basis, the prior period included acquisition costs for the Yellow Pine and additional claim staking.

Midas Gold Corp | Management’s Discussion & Analysis

Sale of Royalty Interest

On May 9, 2013, Midas Gold and its subsidiaries completed a $15.0 million transaction with Franco-Nevada Corporation (“Franco-Nevada”) and one of its subsidiaries whereby Midas Gold agreed to sell certain rights to a royalty on future gold production from the Golden Meadows Project for a cash payment of $14.6 million, and included a subscription agreement for two million warrants exercisable for shares of Midas Gold, for proceeds of $0.4 million.  The Corporation incurred costs of $0.6 million associated with this transaction. A value of $0.9 million was assigned to the warrants at the date of the transaction and has been recorded as a warrant derivative. The net proceeds of $13.5 million have been offset against exploration and evaluation assets. Midas Gold has a one-time right to repurchase one third of the royalty for $9.0 million before May 9, 2016.

Consulting and Labour Cost

This item is due to costs associated with staffing the Project.  Staffing costs decreased in the current quarter and for the year when compared to the prior year due to decreased staffing on the Project.  The current quarter includes $0.02 million (2012 - $0.9 million) in share based compensation reflecting the value of stock options to employees and consultants working on the project.

Drilling

Drilling costs relate to the exploration and evaluation of mineralized areas at Golden Meadows.  Costs incurred in the current quarter relate to continued drilling at Golden Meadows.  For the year and quarter ended December 31, 2013, drilling costs were significantly lower as the Corporation completed a 11,655 metre (“m”) drill program in 2013 compared with a 50,546m drill program in 2012.

Field Operations and Drilling Support

Field Operations and Drilling support includes the operation of the two camps the Corporation maintains, transportation of people and supplies into Golden Meadows and other costs at Golden Meadows to support drilling operations as well as other exploration and field activities.   For the year and quarter ended December 31, 2013, drilling support costs were significantly lower as the Corporation completed a 11,655m drilling program compared with a 50,546m drill program in 2012 while, in addition, other exploration and field activities were also curtailed in 2013 as compared to 2012.

Engineering

These costs are in relation to various studies and evaluations of the Project.  For the year and quarter ended December 31, 2013, the Corporation’s independent consultants conducted work to support a Pre-Feasibility Study (“PFS”) that is scheduled for completion in mid-2014. The prior year had a higher level of engineering and resource estimation related to the completion of a Preliminary Economic Assessment, the results of which were announced on September 4, 2012.

Environmental

In the current quarter and year, these items result from the costs associated with the preparation and review of an Environmental Assessment for future exploration activities, voluntary remediation of legacy environmental conditions and collection of environmental baseline information for potential future operations.  The Corporation is in the planning phase for considering the permitting of an operating mine.  In the comparable quarter in the prior year, activities were in their early stages.  In the prior year, environmental costs predominantly related to the assessment of environmental conditions at Golden Meadows and some voluntary remediation of legacy environmental conditions.

Geochemistry and Geophysics

These costs relate to the analysis of drill cores, rock and soil samples, and to the geophysical exploration programs completed at Golden Meadows.  This expense has decreased in the current year as the Corporation had a smaller drilling program compared to the prior year and completed lesser amounts of exploration related activities.

An analysis of the December 31, 2013 and December 31, 2012 statements of financial position of the Corporation follows:

Midas Gold Corp | Management’s Discussion & Analysis

Total Assets

Total assets increased during the year ended December 31, 2013 from $195.8 million to $201.4 million primarily as a result of an increase in costs related to the exploration and evaluation of the Project.

Equity

Equity increased during the year ended December 31, 2013 from $190.3 million to $198.1 million, primarily as a result of the issuance of shares through the Private Placement for proceeds of $9.3 million and recognition of share based compensation of $2.2 million.

Total Liabilities

Total liabilities decreased during the year ended December 31, 2013 from $5.5 million to $3.4 million, primarily as a result of a decrease in trade and other payables as at December 31, 2013.  This decrease is due to a lower level of activity at Golden Meadows.

Cash Flows

Midas Gold’s net change in cash and cash equivalents for the year was an outflow of $5.0 million (2012 – $17.3 million).  Cash received from financing activities for the year was $23.7 million (2012 - $38.1 million), as a result of the issuance of shares through the Private Placement and the sale of the royalty interest.  The inflows from financing activities were offset by outflows from operating and investing activities.

Operating cash outflows for the year were $2.1 million (2012 - $2.3 million).  Operating cash out flows decreased in the current year compared to the prior year due to decreased corporate activity as professional fees, salaries and benefits and travel costs decreased.

Investing cash out flows for the year were $26.1 million (2012 – $53.0 million).  For the year ended December 31, 2013 the Corporation completed a 11,655m drill program whereas in 2012 approximately 50,546m was drilled.

Midas Gold Corp | Management’s Discussion & Analysis

QUARTERLY RESULTS

The net loss and comprehensive loss of Midas Gold for the previous eight calendar quarterly periods:

Quarter Ended (In accordance with IFRS)	Revenue	Net Loss and Comprehensive Loss	Basic & Diluted Loss per Share	Total Assets	Long Term Liabilities	Cash Dividend
December 31, 2013	-	(710,846)	(0.01)	201,415,074	918,877	-
September 30, 2013	-	(748,012)	(0.01)	202,582,489	1,165,302	-
June 30, 2013	-	(981,591)	(0.01)	192,371,819	972,728	-
March 31, 2013	-	(1,355,117)	(0.01)	192,759,053	378,138	-
December 31, 2012	-	(1,481,281)	(0.01)	195,821,058	379,491	-
September 30, 2012	-	(1,283,067)	(0.01)	195,340,848	380,875	-
June 30, 2012	-	(1,969,973)	(0.02)	196,071,222	382,259	-
March 31, 2012	-	(2,445,446)	(0.02)	194,892,281	561,287	-

The decrease in the net loss and comprehensive loss for the quarter ended December 31, 2013 is primarily related to the decreased share based compensation for the period when compared to the other quarters. The increase in long term liabilities in the second, third and fourth quarters of 2013 is the result of issuing and revaluing the warrants issued to Franco-Nevada.

Midas Gold Corp | Management’s Discussion & Analysis

CAPITAL RESOURCES AND LIQUIDITY

Capital resources of Midas Gold consist primarily of cash and liquid short-term investments.  As at December 31, 2013, Midas Gold had cash and cash equivalents totalling approximately $14.6 million, approximately $0.2 million in other current assets and $2.4 million in trade and other payables.

Midas Gold has sufficient funds to further advance Golden Meadows and plans to do so by:

•	Continuing to upgrade the confidence level of the existing mineral resources;
•	Continuing to undertake technical, economic and trade-off studies, including a Pre-Feasibility Study, on the defined mineral resources;
•	Growing the mineral resource base through exploration; and
•	Proceeding with the regulatory process for the mineral resources thus defined, assuming results justify such a step.

Midas Gold has long term liabilities of $0.9 million related to the notes payable ($0.2 million) on the acquisition of mineral claims and the warrant derivative ($0.7 million). There are no circumstances under which Midas Gold will be required to pay any cash upon exercise or expiry of the warrants.

Midas Gold does not anticipate the payment of dividends in the foreseeable future.

It is management’s opinion, based on the Corporation’s current liquidity position, that the Corporation will have sufficient assets to discharge its liabilities as they become due, to advance the Golden Meadows project through 2014 and to meet its administrative and overhead requirements.  However, no assurance can be given that these efforts will prove to be successful.

During the year ended December 31, 2013, the Corporation generated capital resources of $23.7 million through the Private Placement financing and sale of royalty interest.

As discussed above in Highlights the Corporation subsequently closed a non-brokered private placement for gross proceeds of C$12.8 million ($11.5 million).

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

Contractual Obligations

Office Rent

The Corporation entered into a various lease agreements for office space.  The total rent obligation over the next five years is as follows:

December 31, 2013
	Within one year	After one year but not more than five years	Total
Minimum rental payments	$ 277,883	$ 371,908	$ 649,791

Mining Claim Assessments

The Corporation currently holds mining claims on which it has an annual assessment obligation, in order to maintain the claims in good standing, of $195,000. The Corporation is committed to this annual obligation for the indefinite future in order to maintain its title to these claims.

Options Payments on Mining Claims

The Cinnabar claims are subject to an option to purchase agreement dated May 3, 2011, whereby on payment of $150,000 on signing and $100,000 per year for six years paid on the anniversary of signing, the Corporation has the option to own 100% of the Cinnabar claim group.  As at December 31, 2013, four payments of $100,000 remain outstanding and $350,000 has been paid to date.  At completion of the option agreement, the Corporation will have paid $750,000.

Midas Gold Corp | Management’s Discussion & Analysis

Midas Gold Corp | Management’s Discussion & Analysis

OFF BALANCE SHEET ARRANGEMENTS

The Corporation has no off balance sheet arrangements as of December 31, 2013 and the date of this MD&A.

Midas Gold Corp | Management’s Discussion & Analysis

RELATED PARTY TRANSACTIONS AND KEY MANAGEMENT COMPENSATION

During the year ended December 31, 2013, compensation of directors and officers and other key management personnel who have the authority and responsibility for planning, directing and controlling the activities of the Corporation was:

	December 31, 2013	December 31, 2012
Salaries and benefit	$1,306,227	$1,182,007
Share based compensation	586,166	2,288,652
	$1,892,393	$3,470,659

No post-employment benefits, termination benefits, or other long-term benefits were paid to or recorded for key management personnel during the year ended December 31, 2013 and 2012.

There were no balances outstanding with related parties at December 31, 2013.

Midas Gold Corp | Management’s Discussion & Analysis

MINERAL PROPERTIES

The technical information in this MD&A has been prepared in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects ("NI 43-101") and reviewed and approved by Stephen P. Quin, P. Geo., President and CEO of Midas Gold, Robert Barnes, P. Eng., Chief Operating Officer of Midas Gold, Richard Moses, C.P.G, Site Operations Manager for the Project, and Christopher Dail, C.P.G., Exploration Manager for the Project.  The exploration activities at Golden Meadows in 2013 were carried out under the supervision of Richard Moses, C.P.G., Qualified Person and Site Operations Manager, and Christopher Dail, C.P.G., Qualified Person and Exploration Manager for the Project.  All of Mr. Quin, Mr. Barnes, Mr. Moses and Mr. Dail are "qualified persons" within the meaning of such term in NI 43-101.

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

The Golden Meadows Project includes four known mineral deposits with identified mineral resources.  During 2011, 107 holes were completed at the Project, totaling 23,860m of drilling.  During 2012, the Corporation completed 50,546m of core, sonic, RC, geotechnical and monitor well drilling in 235 holes.

During 2013, a total of 123 holes were completed on the project totalling approximately 11,655m. This included 61 core holes and 62 auger, geotechnical, water well and environmental monitoring boreholes. The 2013 core drilling primarily focused on confirming and refining the interpretation of portions of the Yellow Pine, West End and Hangar Flats deposits to improve confidence in continuity of grade, thicknesses and spatial distribution of gold, silver and antimony mineralization, to provide additional samples for metallurgical testing and for geotechnical and environmental monitoring purposes.  This program also included a 42-hole hollow stem auger drilling program evaluating the potential for the reprocessing of historic tailings located on the Project leading to a an initial resource estimate for those materials that was announced on October 28, 2013.

During the fourth quarter of 2013 and included in the above totals, 25 core holes totalling approximately 3,807m were completed on the project including: 5 holes at Hangar Flats, totalling approximately 740m; 2 holes at West End, totalling approximately 450m; and 18 holes at Yellow Pine, totaling approximately 2616m. All of these holes were directed at improving confidence in the Project’s mineral resources or as step-out holes from areas of known mineralization.

Hangar Flats

Hangar Flats is a structurally controlled gold deposit hosted in intrusive rocks, with gold associated with sulphides in both the fault zone and adjacent rock defined by historic drilling, the Corporation’s drilling and in underground workings.  Since the initial discovery in 2009, the Company has completed 126 core and reverse circulation (“RC”) holes in order to define and improve the confidence of mineral resources in the deposit, an additional 10 holes totalling approximately 1,016m to provide geotechnical and environmental baseline information.

West End

The West End gold deposit has a primary structural control and secondary stratigraphic control, with gold occurring preferentially where certain rock types are cut by the West End or associated faults.  From 2009 through the end of 2013, 54 holes totalling approximately 12,060m have been completed including 50 RC and core holes totalling approximately 11,701m

Midas Gold Corp | Management’s Discussion & Analysis

directed towards resource definition and 5 holes totalling 321m for geotechnical engineering and baseline environmental purposes.

Yellow Pine

Yellow Pine is a structurally controlled gold deposit hosted in intrusive rocks, and to a lesser extent in metasedimentary rocks, with gold associated with sulphides in both the fault zones and adjacent rocks.  There are six exploration data sets that support the current mineral resource estimation, five of which are historical, with no drilling completed by the Corporation in 2009 or 2010.  During 2011, the Corporation initiated a drilling program at Yellow Pine with the objective of confirming historic drilling, developing and upgrading the confidence level in, and expanding, the existing mineral resources.  Since initiation of drilling in 2011, the Corporation has completed approximately 46,305m in 228 holes at the Yellow Pine Deposit.  This total includes 213 core and RC holes totalling approximately 45,715m directed at resource definition and metallurgical sample collection and 15 holes totalling approximately 590m for baseline environmental and geotechnical purposes.

Historic Tailings

The historic tailings from past sulfide milling operations have been tested over an area extending approximately 800m by 400m and the materials may be amenable to recovery and a mineral resource estimate was completed after completion of a 42-hole hollow stem auger drilling program on a grid across the tailings site this season, with the estimate announced on October 28, 2013.

District Exploration

During the first and second quarters of 2013, the Corporation completed minimal on-site exploration due to winter and break-up conditions. In late spring and throughout the rest of the summer and fall, a series of soil grids were established in various areas on the project. This work included additional rock chip sampling, mapping and evaluation of geophysical anomalies resulting in the delineation of several large gold-in-soils anomalies at a number of new prospects situated at various locations on the Project.

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

Consent Decrees under CERCLA

Several of the patented lode and mill site claims acquired by Midas Gold in the West End Deposit and the Cinnabar claim groups held under option are subject to a consent decree, which covers certain environmental liability and remediation responsibilities with respect to such claims. The consent decree provides the regulatory agencies that were party to the agreement access and the right to conduct remediation activities under their respective CERCLA and RCRA authorities as necessary and to prevent the release or potential release of hazardous substances. The consent decree also requires that heirs, successors and assigns refrain

Midas Gold Corp | Management’s Discussion & Analysis

from activities that would interfere with or adversely affect the integrity of any remedial measures implemented by government agencies.  Several of the patented claims in the Hangar Flats and Yellow Pine properties acquired by Idaho Gold Resources and contributed to Midas Gold are subject to a consent decree between the previous owner of those claims and the United States, which creates certain obligations on that previous owner, including that the previous owner will cooperate with the U.S. Environmental Protection Agency and U.S. Forest Service in those agencies’ efforts to secure any government controls necessary to implement response activities.

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

Midas Gold Corp | Management’s Discussion & Analysis

2014 OUTLOOK AND GOALS

The core objective of the Corporation is to complete an updated comprehensive evaluation of the economic potential of the Golden Meadows Project through the completion of a PFS, building on the results of the PEA that was published in September 2012.  Key areas of on-going activity include:

•

Design optimization of the conceptual Golden Meadows Project that was described in the PEA, with a major focus on reclamation of existing historic disturbance and eventual restoration of the brownfields site, including enhancement of the local fishery, the re-establishment of fish passage upstream of existing barriers created by historic mining, and the development of wetlands in historically disturbed areas and on post-closure reclaimed areas.

•

Evaluation of the potential for reprocessing tailings deposited by historic milling operations conducted from the late 1920s through to the early 1950s, where the recent mineral resource estimate confirmed past indications of potentially economically attractive grades in those tailings.  Reprocessing of these materials may also assist with remediation of past mining disturbance through their removal from their current location and their re-placement in a lined tailings facility, reducing potential for metal leaching into groundwater.

•

Comprehensive remodelling of geology of the mineral deposits that comprise the Golden Meadows Project, incorporating the results of Midas Gold’s approximately 43,180m of new resource-definition related drilling completed since the cut-off date used in the September 2012 PEA, as well as additional drill data recovered for holes completed pre-Midas Gold’s involvement in Golden Meadows.

•

Updated mineral resource estimates, utilizing the new geologic models and new drill data acquired since the date of the PEA mineral resource estimate, including additional data recovered from holes completed prior to Midas Gold’s involvement in the project.  The objective of incorporating the additional drilling and data is to maximize conversion of a significant portion of the inferred mineral resource into the indicated and measured categories in this mineral resource update and will used as the basis for the planned PFS.

•

Optimization of pit scheduling (which deposit gets mined in what sequence, blending options, etc.), as well as evaluating the economic and environmental trade-offs of mining certain high strip ratio mineralization (such as the deeper portions of the Hangar Flats deposit) which yield only modest incremental cash flow in the PEA but generate substantial amounts of waste material - elimination of these more marginal ounces could result in a smaller project footprint and less sustaining capital (as the need for replacement of the mining fleet is reduced or eliminated) with minimal impact on the project net present value.

•

Extensive metallurgical testing of mineralization from all three main deposits, plus the tailings, with the objective of optimizing economic performance, including grind size versus recovery testing, options for enhanced flotation recoveries, pressure oxidation versus bio-oxidation testing on concentrates, leaching optimization for oxides and oxidized concentrates, carbonate rejection work to reduce or eliminate the need for acidulation costs (capital and operating) when processing West End materials, options for historic tailings retreatment, and other such optimizations.

•	Trade-off studies looking at the economic, environmental and post-closure impacts of power supply options, process plant locations, access routes, etc.

Midas Gold is continually evaluating opportunities to reduce the environmental footprint of the Project, while maintaining project economics, by evaluating opportunities to remediate, reclaim and restore the extensive disturbance from historic mining activities at the site.  Midas Gold considers location, operation, closure and post-closure in the design of all aspects of the project, and the risks related thereto.

With the additional funding in place from the 2013 transactions with Franco-Nevada and Teck and the March 2014 private placement, the Corporation continues to balance the timing and prioritization of expenditures, looking to reduce costs while still delivering the Corporation’s major objectives in a timely and cost effective manner.  The Corporation has completed the closure of its office in Spokane, WA as part of its cost-reduction efforts.  The major corporate objectives remain:

1.	Completing updated mineral resource estimates for each of the mineral deposits incorporating substantial amounts of new data by the end of Q1/14;
2.	Completion of a PFS in mid-2014 as opposed to the previously contemplated updating the PEA; and
3.	Completion and filing of a draft Plan of Operations thereafter, should result of the PFS and other circumstances warrant.

With its current financial position, Midas Gold believes that it has sufficient funding to meet the above objectives.

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

Critical judgments exercised in applying accounting policies that have the most significant effect on the amounts recognized in the consolidated financial statements are as follows:

1)	Probability of future economic benefits of exploration evaluation and development costs

The application of the Corporation’s accounting policy for exploration and evaluation expenditures requires judgment in determining whether it is probable that future economic benefits will be generated from the exploitation of an exploration and evaluation asset when activities have not yet reached a stage where a reasonable assessment of the existence of reserves can be determined. The estimation of mineral resources is a complex process and requires significant assumptions and estimates regarding economic and geological data and these assumptions and estimates impact the decision to either expense or capitalize exploration and evaluation expenditures.

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

4)	Valuation of share based compensation and warrant derivative

Midas Gold Corp | Management’s Discussion & Analysis

The Corporation uses the Black-Scholes Option Pricing Model for valuation of share based compensation and warrant derivative.  Option pricing models require the input of subjective assumptions including expected price volatility, interest rate and forfeiture rate.  Changes in the input assumptions can materially affect the fair value estimate and the Corporation's net loss and equity reserves.

Changes in Accounting Policies Including Initial Adoption

Standards Issued but not yet effective

Certain pronouncements were issued by the IASB or the IFRS Interpretations Committee that are mandatory for accounting periods beginning on or after January 1, 2014. The Corporation is assessing the impact of these standards but does not expect the standards below to have a material impact on the consolidated financial statements, although additional disclosures may be required.

(v)

IFRIC 21 - is an interpretation on IAS 37, Provisions, Contingent Liabilities and Contingent Assets, with respect to the accounting for levies imposed by governments. IAS 37 sets out criteria for the recognition of a liability, one of which is the requirement for the entity to have a present obligation as a result of a past event. The interpretation clarifies that the obligating event is the activity described in the relevant legislation that triggers the payment of the levy and is applicable for periods beginning January 1, 2014;

(vi)	IAS 36 - The IASB published amendments to the disclosures required by IAS 36, when the recoverable amount is determined based on fair value less costs of disposal;

(vii)	IFRS 9 - New financial instruments standard that replaces IAS 39 for classification and measurement of financial assets and financial liabilities

(viii)	IAS 32 – The IASB published amendments to IAS 32 to provide clarifications on the requirements for offsetting financial assets and financial liabilities to the balance sheet.

Effective January 1, 2013, the Corporation adopted the below standards and there was no material impact on the financial statements:

(vii)	IFRS 10 - New standard to establish principles for the presentation and preparation of consolidated financial statements when an entity controls multiple entities
(viii)	IFRS 11 - New standard to account for the rights and obligations in accordance with a joint arrangement
(ix)	IFRS 12 - New standard for the disclosure of interests in other entities not within the scope of IFRS 9/IAS 39
(x)	IAS 27 – New standard to account for investments at cost or in accordance with IFRS 9 Financial Instruments
(xi)	IAS 28 - New standard issued that supercedes IAS 28 (2003) to prescribe the accounting for investments in associates and joint ventures
(xii)	IFRS 13 - New standard on the measurement and disclosure of fair value

Midas Gold Corp | Management’s Discussion & Analysis

Midas Gold Corp | Management’s Discussion & Analysis

FINANCIAL INSTRUMENTS

The Corporation’s cash balance decreased from $19,618,855 at December 31, 2012 to $14,589,264 at December 31, 2013.  The warrant derivative value decreased from $886,000 at May 9, 2013 to $728,000 at December 31, 2013.

The fair value hierarchy establishes three levels to classify the inputs of valuation techniques used to measure fair value. The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Investments in common shares and warrants held that have direct listings on an exchange are classified as Level 1.

Level 2 - Quoted prices in markets that are not active, quoted prices for similar assets or liabilities in active markets, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liabilities. Investments in common shares and warrants held that are not listed on an exchange are classified as Level 2.

Level 3 - Prices or valuation techniques that require inputs that are both significant to fair value measurement and unobservable (supported by little or no market activity).

As required by IFRS 13, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  At December 31, 2013, the warrant derivative was classified as a Level 2 financial instrument.  None of the Corporation’s other financial instruments are measured and recognized in the consolidated statement of financial position at fair value.  At December 31, 2012, none of the Corporation’s financial instruments were measured and recognized in the consolidated statement of financial position at fair value.

The carrying values of cash and cash equivalents, trade and other receivables, trade and other payables, notes payable and accrued interest payable, approximate their fair value due to the short-term nature of the instruments.

The risks and the management of these risks are:

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

Liquidity Risk

There is the risk that the Corporation will not be able to meet its financial obligations.  Since its inception, the Corporation has raised capital through sales of its securities and royalty interest.  If such funding is not available in the future, either through the sale of securities through private placements, the expected sale of the Corporation’s securities on public markets or through the sale of royalty interest, the Corporation’s operations could be adversely effected. The Corporation manages its liquidity risk by planning, budgeting, monitoring and making necessary adjustments to cash flow to support its operating requirements.

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

Foreign Currency Risk

The Corporation’s functional and reporting currency is the US dollar and major purchases are transacted in US dollars.  The Corporation is exposed to the risk of changes in US dollar relative to the Canadian Dollar.  A portion of the Corporation’s financial assets and liabilities are denominated in Canadian dollars.  The Corporation monitors this exposure, but has no contractual hedge positions. Financial assets and liabilities denominated in Canadian dollars are as follows, stated in USD:

		December 31, 2013		December 31, 2012
Cash and cash equivalents	US$	5,576,038	US$	5,190,659
Trade and other receivables		59,473		52,088
Trade and other payables		(321,764)		(280,800)
	US$	5,313,747	US$	4,961,947

A five percent change in the US dollar exchange rate to the Canadian dollar would impact the Corporation’s earnings by $282,585.

Midas Gold Corp | Management’s Discussion & Analysis

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

Midas Gold Corp | Management’s Discussion & Analysis

OUTSTANDING SHARE DATA

	March 12, 2014	December 31, 2013

Common shares issued and outstanding	141,705,090	127,534,136
Options outstanding (1)	11,854,417	10,095,000
Warrants outstanding (2)	10,622,519	3,333,334
Total	164,182,026	140,962,470

i)	Options outstanding include 410,750 Finder’s Options that are exercisable into a Unit.

(2) Warrants outstanding include 205,375 warrants that become outstanding on the exercise of the Finder’s Options.

Midas Gold Corp | Management’s Discussion & Analysis

A summary of share purchase option activity within the Corporation’s share based compensation plan for the years ended December 31, 2013 and 2012 is as follows:

	Number of Options	Weighted Average Exercise Price (C$)
Balance, December 31, 2011	8,895,000	$2.65
Options granted	1,790,000	3.39
Options exercised	(427,200)	0.61
Options forfeited	(747,800)	3.05
Balance, December 31, 2012	9,510,000	$2.85
Options granted	1,090,000	0.79
Options forfeited	(505,000)	2.92
Balance, December 31, 2013	10,095,000	$2.62

Subsequent to December 31, 2013, the Corporation granted 1,352,000 stock options with a weighted average exercise price of C$0.72 and expire in five years.

On February 18, 2014, the Corporation issued 3,333 of its common shares upon exercise of share purchase options at a price of C$0.71 per share for proceeds of C$2,367 ($2,161).

A summary of warrant activity for the year ended December 31, 2013 is as follows:

	Number of Warrants	Weighted Average Exercise Price (C$)
Balance, December 31, 2011 and 2012	1,333,334	$0.48
Warrants granted	2,000,000	1.23
Balance, December 31, 2013	3,333,334	$0.93

Midas Gold Corp | Management’s Discussion & Analysis

Midas Gold Corp | Management’s Discussion & Analysis

Midas Gold Corp | Management’s Discussion & Analysis

DISCLOSURE CONTROL AND PROCEDURES AND INTERNAL CONTROL OF FINANCIAL REPORTING

Midas Gold Corp | Management’s Discussion & Analysis

The Corporation’s management, under the supervision of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has designed disclosure controls and procedures ("DC&P") and internal control over financial reporting ("ICFR"), as defined in National Instrument 52-109, Certification of Disclosure in Issuers’ Annual and Interim Filings, based on the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The Corporation’s management, under the supervision of the CEO and CFO, has evaluated the design and operating effectiveness of its DC&P and ICFR and concluded that, as of December 31, 2013, they are effective in providing reasonable assurance regarding required disclosures and the reliability of external financial reporting.

Midas Gold Corp | Management’s Discussion & Analysis

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

National Instrument 52-109 also requires Canadian public companies to disclose any changes in ICFR during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, ICFR.  No changes were made to the Company's ICFR in the three months ended December 31, 2013 which have materially affected, or are reasonably likely to materially affect, ICFR.

Midas Gold Corp | Management’s Discussion & Analysis

Midas Gold Corp | Management’s Discussion & Analysis

RISKS AND UNCERTAINTIES

Midas Gold is subject to a number of significant risks due to the nature of its business and the present stage of its business development. Only those persons who can bear risk of the entire loss of their investment should invest in the Corporation’s common shares. Readers should carefully consider the risks and uncertainties described below, in addition to the risk factors discussed under the heading “Risk Factors” in the Corporation’s final prospectus dated June 30, 2011 and short form prospectus dated March 8, 2012, each available under the Corporation’s profile on SEDAR at www.sedar.com, before deciding whether to invest in Midas Gold common shares.

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

Many industries, including the precious metal mining industry, are impacted by global market conditions. Some of the key impacts of financial market turmoil can include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global and specifically mining equity markets, commodity, foreign exchange and precious metal markets, and a lack of market liquidity. A slowdown in the financial markets or other economic conditions, including but not limited to, reduced consumer spending, increased unemployment rates, deteriorating business conditions, inflation, deflation, volatile fuel and energy costs, increased consumer debt levels, lack of available credit, lack of future financing, changes in interest rates and tax rates may adversely affect Midas Gold’s growth and profitability potential.

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

Midas Gold Corp | Management’s Discussion & Analysis

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

Risks Related to the Corporation

Midas Gold will need to raise additional capital though the sale of its securities or other interests, which may result in dilution to the existing shareholders and, if such funding is not available, Midas Gold’s operations would be adversely effected.

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

Midas Gold Corp | Management’s Discussion & Analysis

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

Midas Gold Corp | Management’s Discussion & Analysis

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

Midas Gold Corp | Management’s Discussion & Analysis

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

Midas Gold Corp | Management’s Discussion & Analysis