Form 10-Q
period 2014-03-31
VISTA GOLD CORP
filed 2014-05-02
CIK 783324

 ___________________________________________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No □

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

      Large Accelerated Filer □  Accelerated Filer ☒  Non-Accelerated Filer □Smaller Reporting Company  □

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 82,275,217 common shares, without par value, outstanding as of April 21, 2014.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2014

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	(Unaudited)
	March 31,	December 31,
	2014	2013

Assets:
Current assets:
Cash and cash equivalents	$7,496	$5,475
Marketable securities	213	176
Other investments (Note 3)	12,484	-
Current deferred tax asset	-	2,353
Other current assets	1,414	1,840
Total current assets	21,607	9,844

Non-current assets:
Mineral properties (Note 4)	7,134	7,184
Plant and equipment, net (Note 5)	3,484	3,698
Assets held for sale (Note 5)	6,500	6,500
Amayapampa interest (Note 10)	4,813	4,813
Long-term investments	65	21,055
Long-term deferred tax asset (Note 3)	4,105	-
Total non-current assets	26,101	43,250

Total assets	$47,708	$53,094

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$723	$705
Accrued liabilities and other	540	517
Current deferred tax liability (Note 3)	4,105	-
Total current liabilities	5,368	1,222

Non-current liabilities:
Debt (Note 6)	-	6,506
Long-term deferred tax liability	-	2,353
Total non-current liabilities	-	8,859

Total liabilities	5,368	10,081

Commitments and contingencies – (Note 9)

Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares
outstanding: 2014 - 82,275,217 and 2013 - 82,275,217	404,470	404,470
Additional paid-in capital (Note 7)	32,901	32,487
Accumulated other comprehensive income (loss) (Note 8)	(6)	(59)
Accumulated deficit (including during exploration stage: 2014 - $195,953 and 2013 - $194,813)	(395,025)	(393,885)
Total shareholders' equity	42,340	43,013

Total liabilities and shareholders' equity	$47,708	$53,094

Approved by the Board of Directors

Racy A. S
/s/ John M. Clark John M. Clark Director	/s/ Tracy A. Stevenson Tracy A. Stevenson Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended March 31,		Cumulative during Exploration
	2014	2013	Stage

Operating income and (expenses):
Exploration, property evaluation and holding costs	$(1,418)	$(7,130)	$(112,277)
Corporate administration	(1,275)	(1,910)	(50,910)
Depreciation and amortization	(217)	(275)	(3,636)
Loss on extinguishment of convertible debt	-	-	(1,218)
Gain on disposal of mineral property, net	-	-	79,766
Write-down of mineral property	-	-	(250)
Total operating expense	(2,910)	(9,315)	(88,525)

Non-operating income and (expenses):
Gain/(loss) on sale of marketable securities	13	6	8,008
Unrealized gain/(loss) on other investments (Note 3)	2,054	(28,781)	(59,461)
Realized gain on other investments, net (Note 3)	155	-	155
Write-down of marketable securities	-	-	(1,234)
Write-down of plant and equipment	-	-	(10,617)
Interest income	4	122	2,818
Interest expense	(78)	(6)	(4,737)
Other income/(expense)	(378)	(395)	(2,225)
Total non-operating income/(expense)	1,770	(29,054)	(67,293)

Income/(Loss) from continuing operations before income taxes	(1,140)	(38,369)	(155,818)
Deferred income tax benefit/(expense)	-	10,963	(2)
Income/(Loss) from continuing operations after income taxes	(1,140)	(27,406)	(155,820)
Loss from discontinued operations	-	-	(5,192)
Net income/(loss)	$(1,140)	$(27,406)	$(161,012)

Other comprehensive gain/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	53	(220)	(6)
Comprehensive income/(loss)	$(1,087)	$(27,626)	$(161,018)

Basic:
Weighted average number of shares outstanding	82,275,217	81,597,452
Net income/(loss) per share	$(0.01)	$(0.34)
Diluted:
Weighted average number of shares outstanding	82,275,217	81,597,452
Net income/(loss) per share	$(0.01)	$(0.34)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except share amounts)

	Common shares	Common stock	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income/(loss)	Total shareholders' equity

Balances at December 31, 2001	4,535,752	$197,900	$2,786	$(199,072)	$-	$1,614
Shares issued, net of transaction costs	66,968,131	182,219	9,917	-	-	192,136
Warrants and options	-	-	11,967	-	-	11,967
Dividend-in-kind	-	-	-	(34,941)	-	(34,941)
Other comprehensive income	-	-	-	-	175	175
Net loss	-	-	-	(29,728)	-	(29,728)
Balances at December 31, 2011	71,503,883	$380,119	$24,670	$(263,741)	$175	$141,223

Shares issued, net of transaction costs	10,059,615	23,464	-	-	-	23,464
Warrants and options	-	-	7,485	-	-	7,485
Other comprehensive loss	-	-	-	-	(173)	(173)
Net loss	-	-	-	(70,656)	-	(70,656)
Balances at December 31, 2012	81,563,498	$403,583	$32,155	$(334,397)	$2	$101,343

Shares issued, net of transaction costs	711,719	477	-	-	-	477
Warrants and options	-	410	332	-	-	742
Other comprehensive loss	-	-	-	-	(61)	(61)
Net loss	-	-	-	(59,488)	-	(59,488)
Balances at December 31, 2013	82,275,217	$404,470	$32,487	$(393,885)	$(59)	$43,013

Warrants and options	-		414	-	-	414
Other comprehensive income	-	-	-	-	53	53
Net loss	-	-	-	(1,140)	-	(1,140)
Balances at March 31, 2014	82,275,217	$404,470	$32,901	$(395,025)	$(6)	$42,340

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Three Months Ended March 31,		Cumulative during
	2014	2013	exploration stage
Cash flows from operating activities:
Net loss for the period	$(1,140)	$(27,406)	$(161,012)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	217	275	3,636
Stock-based compensation	414	876	13,207
Loss/(gain) on disposal of marketable securities	(13)	(6)	(8,008)
Loss on extinguishment of convertible notes	-	-	1,218
Accrued interest and accretion of interest	-	-	3,519
Gain on disposal of mineral property	-	-	(80,035)
Write-down of non-current assets	-	-	10,867
Unrealized (gain)/loss on other investments	(2,054)	28,781	59,461
Write down of marketable securities	-	-	1,234
Deferred tax benefit	-	(10,963)	2
Other non-cash items	(162)	-	1,735
Change in working capital account items:
Other current assets	426	50	(216)
Interest paid	-	-	(7,586)
Accounts payable, accrued liabilities and other	41	(1,153)	(189)
Net cash used in operating activities	(2,271)	(9,546)	(162,167)
Cash flows from investing activities:
Purchases of marketable securities	-	-	(1,841)
Proceeds from sales of marketable securities	29	62	11,740
Proceeds from sale of other investments, net	10,560	-	10,560
Acquisition of long-term investments	-	-	(3,632)
Additions to mineral property	-	-	(11,571)
Additions to plant and equipment	(3)	(2,041)	(24,845)
Change in restricted cash	-	(99)	-
Proceeds from option agreement	50	-	6,790
Proceeds from sale of mineral properties and plant and equipment	-	-	7,000
Cash transferred to Allied Nevada Gold Corp., net of receivable	-	-	(24,517)
Net cash (used in)/provided by investing activities	10,636	(2,078)	(30,316)
Cash flows from financing activities:
Proceeds from debt financing, net	-	9,637	37,995
Proceeds from equity financings, net	-	-	161,529
Repayment of debt	(6,344)	-	(35,412)
Proceeds from exercise of warrants	-	-	40,754
Proceeds from exercise of compensation options	-	-	733
Proceeds from exercise of stock options	-	-	4,068
Cash paid in lieu of capital stock issuances	-	-	(107)
Net (used in)/cash provided by financing activities	(6,344)	9,637	209,560

Increase/(decrease) in cash and cash equivalents	2,021	(1,987)	17,077
Decrease in cash and cash equivalents - discontinued operations	-	-	(10,255)
Net increase/(decrease) in cash and cash equivalents	2,021	(1,987)	6,822
Cash and cash equivalents, beginning of period	5,475	18,281	674
Cash and cash equivalents, end of period	$7,496	$16,294	$7,496

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

1. Nature of Operations

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements or leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration.  We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We are considered an Exploration Stage Enterprise.

Our principal assets include our flagship Mt Todd gold project in Northern Territory (“NT”), Australia, and a  11.2% holding of Midas Gold Corp (“Midas Gold Shares”). We also hold non-core projects in Mexico and California and royalty interests in projects in Bolivia and Indonesia.

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

Management is strongly committed to careful cash management and maintaining liquidity. At March 31, 2014, we had working capital of $16,239. The Company’s cash burn rate has been dramatically reduced since 2013 as several cash intensive programs at the Mt Todd gold project such as water treatment and preparation of the preliminary feasibility study were completed in 2013. In addition, several significant cost cutting measures were introduced in 2013 including a reduction of management positions, significant reductions in cash compensation for executives, senior management and the Company’s Board of Directors, and the delay or elimination of discretionary programs, including exploration activities. Cost cutting, particularly at the Mt Todd gold project, remains an on-going priority for management. The Company’s cash burn rate is expected to average less than $2,000 per quarter through the remainder of 2014.

The Company believes that its cash position will be sufficient to fund the Company through 2014. The Company hopes to receive $1,000 in three installments over the next 12 months (first installment of $150 received in April 2014) pursuant to the Guadalupe de los Reyes gold/silver project option agreement with Cangold Limited (Note 12).  The Company also hopes to receive $6,250 in July 2014, related to the 2013 sale of the Los Cardones gold project, subject to the Purchaser’s option to elect to not make this payment (Note 4).  The Company will continue to seek additional financing with priority given to non-dilutive sources such as the sale of non-core assets, including our used mill equipment.  However, there can be no assurance that we will be able to timely monetize our non-core assets at a value acceptable to us or at all.

3. Other Investments

Midas Gold Corp. Combination

In April 2011, Vista completed a combination with Midas Gold, Inc. (the “Combination”), creating Midas Gold Corp, whereby Vista was issued 30,402,615 Midas Gold Corp common shares (“Midas Gold Shares”). Concurrently with the Combination, we purchased 1,400,000 Midas Gold Shares for an aggregate purchase price of $3,632 as part of a private placement. Following completion of these transactions, Vista held a total of 31,802,615 Midas Gold Shares representing 24.9% of the Midas Gold Shares outstanding as of December 31, 2013.  During February 2014, we sold 16,000,000 Midas Gold Shares reducing our total Midas Gold Shares owned to 15,802,615 or approximately 11.2% of the Midas Gold Shares outstanding, on a non-dilutive basis, as of March 31, 2014. During February 2014, we entered into a lockup agreement whereby we agreed not to sell any of our remaining Midas Gold Shares through February 2015.

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

The following table summarizes our investment in Midas Gold Shares as at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013

Fair value at beginning of period	$20,990	$69,489
Sale of Midas Gold Shares, net of costs to sell	(10,560)	-
Unrealized gain/(loss) based on the fair value at the end of the period	2,054	(48,499)
Fair value at end of period	$12,484	$20,990

Estimated tax benefit/(expense) for the period	$(711)	$17,915

Midas Gold Shares held at the end of the period	15,802,615	31,802,615

The change in the presentation of the Company’s current and non-current deferred tax balances during the quarter is primarily attributable to the re-classification, from non-current to current, of U.S. deferred tax liabilities associated with our investment in Midas Gold Shares during the quarter.  Additionally, the classification of the deferred tax balances was also impacted by the sale of a portion of our Midas Gold Shares during the quarter, as discussed above.  The Midas Gold Shares sale resulted in a reduction of current deferred tax assets for U.S. net operating loss carry forwards and of non-current U.S. deferred tax liabilities associated with our Midas Gold Shares investment.

In 2014, we reclassified our investment in Midas Gold Shares from non-current assets to current assets as the shares were no longer subject to a pledge as debt security (Note 6).

As we elected the fair value method to account for our investment in Midas Gold Shares, we are required to provide summarized information for the period in which we held a greater than 20% interest in the Midas Gold Shares outstanding.  As a result, summarized financial information for Midas Gold as of December 31, 2013 and for the three months ended March 31, 2013, which are prepared in accordance with International Financial Reporting Standards is as follows.

December 31, 2013

Total current assets	$14,742
Total non-current assets	186,673
Total current liabilities	2,432
Total non-current liabilities	919
Total equity	198,064

	Twelve months ended December 31, 2013	Three months ended March 31, 2013

Operating expense	$3,908	$1,276
Net loss	3,796	1,355

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

4.  Mineral Properties

	At March 31, 2014	At December 31, 2013

Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	2,702	2,752
Los Cardones, Mexico	1,536	1,536
Long Valley, United States	750	750
	$7,134	$7,184

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During January 2014, we announced that we signed a non-binding letter of intent (the “LOI”) to option our interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Cangold Limited (“Cangold”).

The LOI provided that a non-refundable $50 payment be made to Vista for which Cangold would have a 90 day period of exclusivity (the “Exclusivity Period”) to complete due diligence and negotiate and enter into a definitive option agreement with Vista (the “Option Agreement”).

During April 2014, Vista and Cangold entered in the Option Agreement (see Note 12 for complete discussion).

Los Cardones

During October 2013, we and Invecture Group, S.A. de C.V. and RPG Structured Finance S.a.R.L. (the “Purchasers”) entered into agreements whereby we sold our 100% interest in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to the Purchasers for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 was payable January 2014 subject to the Purchasers’ option to elect to not make this payment).  As a result of permitting delays, we and the Purchasers have agreed to extend the due date of the $6,000 payment to July 31, 2014 for consideration of $250, payable July 31, 2014.  If the Purchasers elect to not make the $6,250 payment, we will retain the $7,000 already received and 100% of the Los Cardones gold project will be returned to us.

5.  Plant and Equipment

	March 31, 2014			December 31, 2013
	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net

Mt. Todd, Australia	$5,475	$2,185	$3,290	$5,472	$1,993	$3,479
Guadalupe de los Reyes, Mexico	21	5	16	21	5	16
Corporate, United States	780	602	178	780	577	203
	$6,276	$2,792	$3,484	$6,273	$2,575	$3,698

	March 31, 2014			December 31, 2013
	Book value beginning of period	Write-downs during the period	Book value end of period	Book value beginning of period	Write-downs during the period	Book value end of period
Assets held for sale (mill equipment)	$6,500	$-	$6,500	$10,000	$3,500	$6,500

During the year ended December 31, 2013, given the relatively weak market conditions in the gold mining sector, based on an updated independent assessment from a third party, we recorded a Level 3 (Note 10) impairment charge of $3,500 to write-down the value of the mill equipment which is held for sale.  The impairment charge is based on an estimated sale value of $7,300, net of commissions

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

and other costs to sell of approximately $800 and has been included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended December 31, 2013.

6.  Debt

During March 2013, the Company entered into a credit agreement with Sprott Resources Lending Partnership (the “Lender”) for purposes of establishing a C$10,000 ($9,764) loan facility (the “2013 Facility”). The 2013 Facility bore an interest rate of 8% per annum, payable monthly and originally matured March 2014, with early repayment of the 2013 Facility allowed, at the Company’s option, provided that at least four months interest has been paid. In September 2013, the Company and the Lender reached an agreement to extend the maturity date of the 2013 Facility to March 2015.

The 2013 Facility was secured by a general security agreement (“GSA”) with certain exclusions and conditions with respect to asset dispositions and a pledge of all the Company’s Midas Gold Shares (Note 3).

During February 2014, in accordance with the terms of the 2013 Facility, the Company repaid approximately C$5,516 ($5,000) towards the 2013 Facility principal outstanding using proceeds from the sale of Midas Gold Shares (Note 3) reducing the principal balance to approximately C$1,443  ($1,300).   During March 2014, we repaid the 2013 Facility in full.

7.  Additional Paid-in Capital

	Warrants	Stock options and RSUs	Other paid-in capital	Total additional paid-in capital

As of December 31, 2013	$12,936	$7,987	$11,564	$32,487
Stock options amortization	-	104	-	104
Restricted stock units expensed	-	310	-	310
As of March 31, 2014	$12,936	$8,401	$11,564	$32,901

Warrants

Warrant activity is summarized in the following table:

	Warrants outstanding	Valuation	Weighted average exercise price per share	Weighted average remaining life (yrs.)	Intrinsic value

As of December 31, 2013	19,977,743	$12,936	$4.63	1.6	$-
As of March 31, 2014	19,977,743	$12,936	$4.63	1.3	$-

The 19,977,743 outstanding warrants expire in the following time frames: 2,666,666 expire July 2014, 2,091,275 expire December 2014, and 15,219,802 expire in October 2015.

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or restricted stock units (“RSUs”) or restricted stock awards (“RSAs”) to our directors, officers, employees and consultants.  The combined maximum number of our Common Shares that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.    Options under the Plan are granted from time to time at the discretion of the Board of Directors of the Company (“Board”), with vesting periods and other terms as determined by the Board.  The LTIP is administered by the Board, which can delegate the administration to the Compensation Committee of the Board or to such other officers and employees of Vista as designated by the Board.  Stock-based compensation expense for the three months ended March 31, 2014 and 2013 is as follows:

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

	Three months ended March 31,
	2014	2013

Stock options	$104	$108
Restricted stock units	310	768
	$414	$876

As of March 31, 2014, stock options and RSUs had unrecognized compensation expense of $1,341 and $1,500, respectively, which is expected to be recognized over a weighted average period of 2.11 and 1.65 years, respectively.

Stock Options

A summary of option activity under the Plan as of March 31, 2014 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average exercise price per option	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding - December 31, 2013	2,882,500	$1.79	3.07	$54
Granted	175,000	0.52
Expired	(140,000)	2.15
Outstanding - March 31, 2014	2,917,500	$1.70	3.05	$145

Exercisable - March 31, 2014	2,496,250	$1.92	2.74	$108

A summary of our unvested stock options as of March 31, 2014 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average grant-date fair value per option	Weighted average remaining amortization period (Years)
Unvested - December 31, 2013	738,750	$0.22
Granted	175,000
Vested	(492,500)
Unvested - March 31, 2014	421,250	$0.25	2.11

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

March 31, 2014
Expected volatility	69.17%
Risk-free interest rate	1.75%
Expected life (years)	5
Dividend yield	N/A

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

Restricted Stock Units

The following table summarizes the RSU activity under the LTIP as of March 31, 2014 and changes during the years then ended:

	Number of units	Weighted average grant-date fair value per unit
Unvested - December 31, 2013	2,594,464	$2.00
Unvested - March 31, 2014	2,594,464	$2.00

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date.  Other RSU awards vest subject to certain performance criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance.  The vesting period for time based RSUs is at least one year.

8.  Accumulated Other Comprehensive Income/(Loss)

	Accumulated other comprehensive income (loss)	Accumulated other comprehensive income (loss), net of tax
As of December 31, 2013	$(59)	$(50)
Other comprehensive loss due to change in fair market value of marketable securities during period before reclassifications	40	34
Reclassifications due to realization of gain/loss on sale of marketable securities (1)	13	11
As of March 31, 2014	$(6)	$(5)

(1)	Reclassified to gain/(loss) on sale of marketable securities on the Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).

9.  Commitments and Contingencies

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

Under our  agreement with the Jawoyn Association Aboriginal Corporation (the  “JAAC”), we must offer the JAAC the opportunity to establish a joint venture with Vista holding 90% and the JAAC holding 10% participating interests, respectively, in the Mt Todd gold project. In addition, the JAAC will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current mining licenses, and a 1% NSR royalty on other metals, subject to a minimum payment of A$50 per year.

10.  Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

		Fair value at March 31, 2014
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$6,000	$6,000	$-
	Marketable securities	213	213	-
	Other investments (Midas Gold Shares)	12,484	12,484	-
	Amayapampa interest	4,813	-	4,813
	Mill equipment	6,500	-	6,500

		Fair value at December 31, 2013
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$3,000	$3,000	$-
	Marketable securities	176	176	-
	Other investments (Midas Gold Shares)	20,990	20,990	-
	Amayapampa interest	4,813	-	4,813
	Mill equipment	6,500	-	6,500

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

The Company incurred a Level 3 impairment loss on certain mill equipment (Note 5) for the year ended December 31, 2013. This equipment was valued at $6,500 at December 31, 2013, based on a third party assessment of the projected sale value given full consideration to current market conditions and an orderly sale process. This valuation was used to determine the Level 3 impairment charge taken in 2013. The mill equipment is categorized as assets held for sale on the Consolidated Balance Sheets.

At March 31, 2014, the assets classified within Level 3 of the fair value hierarchy represent 38% of the total assets measured at fair value. There have been no transfers between levels in 2014.

11.  Geographic and Segment Information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are focused principally in Australia and North America. We reported no revenues during the three months ended March 31, 2014 and 2013.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

12.  Subsequent Events

Guadalupe de Los Reyes Option Agreement

During April 2014, the Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into an Option Agreement to option its interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Cangold.

Pursuant to the terms of the Option Agreement, Vista has granted Cangold the right to earn a 70% interest in the Guadalupe de los Reyes gold/silver project by:

VISTA GOLD CORP. (An Exploration Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

•

making payments totaling $5,000 in five payments over a three-year period, with payments totaling $1,000 in the first year ($150  of which was paid at signing), $1,500 in the second year and $2,500 in the third year;

•	operating the Guadalupe de los Reyes gold/silver project and maintaining the concessions comprising the Guadalupe de los Reyes gold/silver project in good standing; and
•	fulfilling all of the obligations of MGS to the Ejido La Tasajera (the “Ejido”) as set out in the temporary occupation contract between MGS and the Ejido.

The Option Agreement provides that all cash payments are non-refundable and optional to Cangold, and in the event Cangold fails to pay any of the required amounts on the scheduled dates or fails to comply with its other obligations, the Option Agreement will terminate and Cangold will have no interest in the Guadalupe de los Reyes gold/silver project. Provided it is not in breach of the Option Agreement, Cangold may at its discretion advance the above payment schedule and exercise the initial option for a 70% interest in the Guadalupe de los Reyes gold/silver project any time during the three-year period.

Subject to Cangold earning a 70% interest in the Guadalupe de los Reyes gold/silver project,  MGS has granted Cangold the option to earn the remaining 30% interest in the Guadalupe de los Reyes gold/silver project by notifying MGS of a production decision no later than the tenth anniversary of exercising the first option and by making a cash payment to MGS of $3,000 plus an additional cash payment based on a formula that includes the growth, if any, in estimated measured and indicated mineral resources of the Guadalupe de los Reyes gold/silver project, and the then prevailing spot gold price (“Escalator Payment”).

Should Cangold determine not to put the Guadalupe de los Reyes gold/silver project into production, the Option Agreement provides MGS with the right to buy back Cangold’s 70% interest in the Guadalupe de los Reyes gold/silver project for a cash payment of $5,000 plus the Escalator Payment described above.  If MGS does not exercise its buyback option, MGS will still retain a right of first refusal should Cangold elect to sell its 70% interest in the Guadalupe de los Reyes gold/silver project to a third party.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2014, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share amounts, per warrant amounts, per ounce amounts, gold price per ounce amounts, and exchange rates unless specified otherwise. References to C$ refer to Canadian currency, A$ to Australian currency and $ to United States currency.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements or leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration.  We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We are considered an exploration stage enterprise.

Our principal assets include our flagship Mt Todd gold project in Northern Territory (“NT”), Australia, and a 11.2% holding of Midas Gold Corp common shares (“Midas Gold Shares”). We also hold non-core projects in Mexico and California and royalty interests in projects in Bolivia and Indonesia.

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

Management is strongly committed to careful cash management and maintaining liquidity. At March 31, 2014, we had working capital of $16,239. The Company’s cash burn rate has been dramatically reduced since 2013 as several cash intensive programs at our Mt Todd gold project such as water treatment and preparation of the preliminary feasibility study were completed in 2013. In addition, several significant cost cutting measures were introduced in 2013 including a reduction of management positions, significant reductions in cash compensation for executives, senior management and the Company’s Board of Directors, and the delay or elimination of discretionary programs, including exploration activities. Cost cutting, particularly at the Mt Todd gold project, remains an on-going priority for management. The Company’s cash burn rate is expected to average less than $2,000 per quarter through the remainder of 2014.

The Company believes that its cash position will be sufficient to fund the Company through 2014.  The Company hopes to receive $1,000 in three installments over the next 12 months (first installment of $150 received in April 2014) pursuant to the Guadalupe de los Reyes gold/silver project option agreement with Cangold Limited (see Note 12 to the unaudited consolidated financial statements).  The Company also hopes to receive $6,250 in July 2014, related to the 2013 sale of the Los Cardones gold project, subject to the Purchaser’s option to elect to not make this payment (see Note 4 to the unaudited consolidated financial statements).  The Company will continue to seek additional financing with priority given to non-dilutive sources such as the sale of non-core assets, including our used mill equipment. However, there can be no assurance that we will be able to timely monetize our non-core assets at a value acceptable to us.

Results from Operations

Summary

For the three months ended March 31, 2014,  we focused principally on water management and related activities and on advancing the permitting process at our Mt Todd gold project in NT, Australia. In addition to completing a pre-feasibility study and submitting a final environmental impact statement in the first half of 2013, in the second half of 2013 we introduced a range of cost cutting measures including the elimination of discretionary spending, downsizing the Company and voluntary reductions to cash compensation for senior management.

Consolidated net loss for the three months ended March 31, 2014 and 2013 was $1,140 and $27,406 or $0.01 and $0.34 per basic share, respectively.  The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,418 and $7,130 during the three months ended March 31, 2014 and 2013, respectively. The lower 2014 costs were in part due to the cost reductions introduced through 2013. In addition, several capital intensive activities, including the Mt Todd gold project pre-feasibility study and related activities, permitting and water treatment and discharge from the existing open pit were completed in early 2013.

Corporate administration and investor relations

Corporate administration and investor relations costs were $1,275, and $1,910 during the three months ended March 31, 2014 and 2013, respectively.  The decrease in 2014 was primarily attributable to cost cutting initiatives introduced through 2013.

Non-operating income and expenses

Unrealized Gain/(Loss) on Other Investments

Unrealized gain/(loss) on other investments was $2,054 and $(28,781) for the three months ended March 31, 2014 and 2013, respectively.  These amounts are substantially the result of changes in fair value of our Midas Gold Shares.  The Company also holds approximately half the number of Midas Gold Shares in 2014 compared to 2013.

Deferred Income Tax Benefit/(Expense)

Normal market changes in the fair value of our Midas Gold Shares result in fluctuations in the deferred income tax benefit/(expense). The 2014 deferred tax liability related to unrealized gain arising from the change in the fair value of our Midas Gold Shares was offset by a valuation allowance associated with our deferred tax assets associated with our net operating losses.  The 2013 deferred income tax benefit of  $10,963 was principally related to the unrealized loss arising from the change in fair value of our Midas Gold Shares.

 Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $2,271 and $9,546 for the three months ended March 31, 2014 and 2013, respectively.  The decrease is primarily the result of changes in operating expenses as discussed in “Results of Operations” above and is consistent with our prior disclosures.

Investing Activities

Net cash provided by investing activities of $10,636 for the three months ended March 31, 2014 was mainly due to the sale of 16,000,000 Midas Gold Shares for gross proceeds of $11,640. Net cash used in investing activities of  $2,078 for the three months ended March 31, 2013 was primarily due to additions to plant and equipment of $2,041, mainly at our Mt Todd gold project.

Financing Activities

Net cash used in financing activities was $6,344 for the three months ended March 31, 2014 was due to the repayment of the loan facility entered into in 2013 (the “2013 Facility”).

Net cash provided by financing activities was $9,637 for the three months ended March 31, 2013 was primarily due to the draw-down 2013 Facility.  During March 2013, we closed and drew C$10,000 ($9,764) 2013 Facility, which was fully repaid as of March 31, 2014.

Liquidity and Capital Resources

At March 31, 2014, we had working capital of $16,239 compared with working capital of $8,622 at December 31, 2013, representing an increase of $7,617. Our working capital increased primarily due to the reclassification of our Midas Gold Shares to current assets from non-current assets and receipt of proceeds from the sale of 16,000,000 Midas Gold Shares during the period, offset by the use of cash to fund operations. Included in the March 31, 2014, $16,239 working capital amount is $7,496 of cash and cash equivalents. Included in the December 31, 2013, $8,622 working capital amount is $5,475 of cash and cash equivalents.

During October 2013, Vista and Invecture Group, S.A. de C.V. and RPG Structured Finance S.a.R.L. (the “Purchasers”) entered into agreements whereby Vista agreed to sell 100% of its debt and equity interests in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to the Purchasers for a total of $13,000, $7,000 of which was paid in October 2013 and $6,000 was originally payable in January 2014. In January 2014, we extended the due to date to July 2014 for additional consideration of $250 payable July 31, 2014.  If the Purchaser does not make the $6,250 payment, Vista will retain the $7,000 already received and 100% of the Los Cardones gold project will be returned to Vista.    Pursuant to the terms of Vista’s 2013 Facility, Vista repaid C$3,041 ($2,960) of the 2013 Facility using proceeds from the Los Cardones Sale.

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

Management is strongly committed to careful cash management and maintaining liquidity. At March 31, 2014, we had working capital of $16,239. The Company’s cash burn rate has been dramatically reduced since 2013 as several cash intensive programs at the Mt Todd gold project such as water treatment and preparation of the preliminary feasibility study have been completed. In addition, several significant cost cutting measures have been introduced including a reduction of management positions, significant reductions in cash compensation for executives, senior management and the Company’s Board of Directors, and the delay or elimination of discretionary programs, including exploration activities. Other aggressive cost cutting measures, particularly at the Mt Todd gold project, are being pursued.  The Company’s cash burn rate is expected to average less than $2,000 per quarter through the remainder of 2014.

The Company believes that its cash position will be sufficient to fund the Company through 2014.  The Company hopes to receive $1,000 in three installments over the next 12 months (first installment of $150 received in April 2014) pursuant to the Guadalupe de los Reyes gold/silver project Option Agreement with Cangold Limited (see Note 12 to the unaudited consolidated financial statements).  The Company also hopes to receive $6,250 in July 2014, related to the 2013 sale of the Los Cardones gold project, subject to the Purchaser’s option to elect to not make this payment (see Note 4 to the unaudited consolidated financial statements).  The Company will continue to seek additional financing with priority given to non-dilutive sources such as the sale of non-core assets, including our used mill equipment.  However, there can be no assurance that we will be able to timely monetize our non-core assets at a value acceptable to us or at all.

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

		Fair value at March 31, 2014
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$6,000	$6,000	$-
	Marketable securities	213	213	-
	Other investments (Midas Gold Shares)	12,484	12,484	-
	Amayapampa interest	4,813	-	4,813
	Mill equipment	6,500	-	6,500

		Fair value at December 31, 2013
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$3,000	$3,000	$-
	Marketable securities	176	176	-
	Other investments (Midas Gold Shares)	20,990	20,990	-
	Amayapampa interest	4,813	-	4,813
	Mill equipment	6,500	-	6,500

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

The Company incurred a Level 3 impairment loss on certain mill equipment (see Note 5 to the unaudited consolidated financial statements) for the year ended December 31, 2013. This equipment was valued at $6,500 at December 31, 2013, based on a third party assessment of the projected sale value given full consideration to current market conditions and an orderly sale process. This valuation was used to determine the Level 3 impairment charge taken in 2013. The mill equipment is categorized as assets held for sale on the Consolidated Balance Sheets.

At March 31, 2014, the assets classified within Level 3 of the fair value hierarchy represent 38% of the total assets measured at fair value. There have been no transfers between levels in 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this quarterly report on Form 10-Q.

Contractual Obligations

At December 31, 2013, our contractual obligation consists of our 2013 Facility, discussed above, and such obligation is recorded in our Consolidated Balance Sheets.  The 2013 Facility was paid in full as of March 31, 2014.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

The focus of our activities at the Mt Todd gold project in 2014 will be principally on acquiring the approval of the EIS, identifying and evaluating project optimization opportunities, and care and maintenance activities related to the mineral licenses and exploration licenses.  The current gold price does not justify the development of the project at this time, nor the completion of the feasibility study. However, we remain positioned, subject to a sustained improvement in gold prices, to move forward quickly with the completion of the Mt Todd gold project feasibility study.  We estimate that the feasibility study could be completed within four months of its commencement and at a cost of approximately $2,500.

We continue to review and closely monitor our site holding costs and are working with the NT Government to identify and implement potential cost sharing opportunities with respect to the management of water on site and the associated environmental monitoring.

No exploration is planned on the mining licenses and only minimal field mapping is planned for the exploration licenses.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During January 2014, we announced that we signed a non-binding letter of intent (the “LOI”) to option our interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Cangold Limited (“Cangold”).

The LOI provided that a non-refundable $50 payment be made to Vista for which Cangold would have a 90 day period of exclusivity (the “Exclusivity Period”) to complete due diligence and negotiate and enter into a definitive option agreement with Vista (the “Option Agreement”).

During April 2014, the Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into an Option Agreement to option its interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Cangold.

Pursuant to the terms of the Option Agreement, Vista has granted Cangold the right to earn a 70% interest in the Guadalupe de los Reyes gold/silver project by:

•

making payments totaling $5,000 in five payments over a three-year period, with payments totaling $1,000 in the first year ($150  of which was paid at signing), $1,500 in the second year and $2,500 in the third year;

•	operating the Guadalupe de los Reyes gold/silver project and maintaining the concessions comprising the Guadalupe de los Reyes gold/silver project in good standing; and
•	fulfilling all of the obligations of MGS to the Ejido La Tasajera (the “Ejido”) as set out in the temporary occupation contract between MGS and the Ejido.

The Option Agreement provides that all cash payments are non-refundable and optional to Cangold, and in the event Cangold fails to pay any of the required amounts on the scheduled dates or fails to comply with its other obligations, the Option Agreement will terminate and Cangold will have no interest in the Guadalupe de los Reyes gold/silver project. Provided it is not in breach of the Option Agreement, Cangold may at its discretion advance the above payment schedule and exercise the initial option for a 70% interest in the Guadalupe de los Reyes gold/silver project any time during the three-year period.

Subject to Cangold earning a 70% interest in the Guadalupe de los Reyes gold/silver project,  MGS has granted Cangold the option to earn the remaining 30% interest in the Guadalupe de los Reyes gold/silver project by notifying MGS of a production decision no later than the tenth anniversary of exercising the first option and by making a cash payment to MGS of $3,000 plus an additional cash payment based on a formula that includes the growth, if any, in estimated measured and indicated mineral resources of the Guadalupe de los Reyes gold/silver project, and the then prevailing spot gold price (“Escalator Payment”).

Should Cangold determine not to put the Guadalupe de los Reyes gold/silver project into production, the Option Agreement provides MGS with the right to buy back Cangold’s 70% interest in the Guadalupe de los Reyes gold/silver project for a cash payment of $5,000 plus the Escalator Payment described above.  If MGS does not exercise its buyback option, MGS will still retain a right of first refusal should Cangold elect to sell its 70% interest in the Guadalupe de los Reyes gold/silver project to a third party.

Los Cardones Gold Project

During October 2013, we and Invecture Group, S.A. de C.V. and RPG Structured Finance S.a.R.L. (the “Purchasers”) entered into agreements whereby we sold our 100% interest in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to the Purchasers, for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 was payable January 2014 subject to the Purchasers’ option to elect to not make this payment).  As a result of permitting delays, we and the

Purchasers have agreed to extend the due date of the $6,000 payment to July 31, 2014 for consideration of $250 payable July 31, 2014. If the Purchasers elect to not make the $6,250 payment, we will retain the $7,000 already received and 100% of the Los Cardones gold project will be returned to us.

Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with National Instrument 43-101 (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in SEC’s Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Accordingly, information contained in this report on Form 10-Q contains descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

Certain U.S. Federal Income Tax Considerations

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2013, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations.”

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	the receipt by the Company of the $6,250 payment for the sale of the Los Cardones gold project;

•	the potential monetization of our non-core assets, including our mill equipment which is held for sale;

•	the receipt by the Company of the $4,850 option payments related to the Guadalupe de los Reyes gold/silver project Option Agreement;

•	estimates of future operating and financial performance;

•	the NT Government agreeing to sharing the cost of management of water and associated environmental monitoring at the Mt Todd gold project;

•	potential funding requirements and sources of capital, including near-term sources of additional cash;

•	our expectation that we will continue to raise capital through the sale of non-core assets, equity and/or debt financings; through the exercise of stock options and warrants;

•	our anticipated cash burn rate for 2014;

•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future’

•	our estimates of our future cash position;
•	our intention to identify and execute cost cutting initiatives;
•

our expectation that raising capital for mining companies without producing assets will continue to be difficult for the foreseeable future, and the potential impact of this on our ability to raise capital in sufficient amounts on reasonable terms;

•	our planned deferral of significant development commitments until market conditions improve;
•	our potential ability to generate proceeds from operations or the disposition of our assets;
•	the timing, performance and results of feasibility studies;
•	plans and anticipated effects of holding 11.2% Midas Gold Shares;
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	plans for evaluation and advancement of the Mt Todd gold project, including our plans to complete the environmental impact statement approval process for the project;
•	our ability to raise sufficient capital to complete a feasibility study of the Mt Todd gold project;
•	the feasibility of the Mt Todd gold project;
•	future business strategy, competitive strengths, goals and expansion and growth of our business;
•	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;
•	estimates of mineral reserves and mineral resources; and
•	our expectation that we will continue to be a PFIC in the future.

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by the Board; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; current market conditions and project development plans. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “will,” “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

•	our ability to raise additional capital on favorable terms, if at all;
•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
•	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations and permits for our business, including its development plans and operating activities;
•	the NT Government not agreeing to and/or not implementing the sharing of costs of management of water and associated environmental monitoring at the Mt Todd gold project;

•	the timing and results of a feasibility study on the Mt Todd gold project;
•	delays in commencement of construction at the Mt Todd gold project;

•	our ability to secure the permits for the Mt Todd gold project including the environmental impact statement;
•	likelihood that we will receive the payment in July 2014 from the Purchasers of the Los Cardones gold project sale;
•	receiving the option payments related to the Guadalupe de los Reyes gold/silver project option agreement;
•	increased costs that affect our operations or our financial condition;
•	our reliance on third parties to fulfill their obligations under our agreements;
•	whether projects not managed by us will comply with our standards or meet our objectives;
•	a shortage of skilled labor, equipment and supplies;
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

•	the lack of dividend payments by us;
•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	the market price of the securities held by us;
•	our ability to timely monetize Midas Gold Shares;
•	our lack of production and experience in producing;
•	perception of environmental impact of the Mt Todd gold project;
•	reclamation liabilities, including reclamation requirements at the Mt Todd gold project;
•	our history of losses from operations;
•	future water supply issues at the Mt Todd gold project;
•	environmental lawsuits;
•	lack of adequate insurance to cover potential liabilities;
•	our ability to retain and hire key personnel;
•	fluctuations in the price of gold;
•	inherent hazards of mining exploration, development and operating activities;
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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013, under “Part I-Item 1A. Risk Factors” and “Part II-Item 2. Risk Factors” below. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

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

Because we have exploration operations in Australia, we are subject to foreign currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2014, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 17, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the quarter year ended March 31, 2014, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K dated June 12, 2013and incorporated herein by reference (File No. 1-9025)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
10.1	Amendment Agreement, previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated February 4, 2014 and incorporated herein by reference (File No. 1-9025)
10.2*	Agency Agreement between the Corporation and a certain agent relating to the sale of shares of Midas Gold Corp. dated February 5, 2014
10.3*	Finder’s Fee Agreement between the Corporation and a certain finder relating to the sale of shares of Midas Gold Corp. dated February 14, 2014
10.4	Earnest Amendment Agreement, dated March 12, 2014, previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated March 14, 2014 and incorporated herein by reference (File No. 1-9025)
10.5	Engele Amendment Agreement, dated March 12, 2014, previously filed as Exhibit 10.2 to the Corporation’s Form 8-K dated March 14, 2014 and incorporated herein by reference (File No. 1-9025)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*(1)	XBRL Instance Document
101.SCH*(1)	XBRL Taxonomy Extension – Schema
101.CAL*(1)	XBRL Taxonomy Extension – Calculations
101.DEF*(1)	XBRL Taxonomy Extension – Definitions
101.LAB*(1)	XBRL Taxonomy Extension – Labels
101.PRE*(1)	XBRL Taxonomy Extension – Presentations

* - Filed herewith

 (1)    Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)for the three months ended March 31, 2014 and 2013, (ii) Consolidated Balance Sheets at March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: May 1, 2014	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: May 1, 2014	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer