Form 10-Q
period 2014-06-30
VISTA GOLD CORP
filed 2014-08-01
CIK 783324

 ___________________________________________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 82,275,217 common shares, without par value, outstanding as of July 29, 2014.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2014

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	(Unaudited)
	June 30,	December 31,
	2014	2013

Assets:
Current assets:
Cash and cash equivalents	$5,711	$5,475
Marketable securities	205	176
Other investments (Note 4)	11,852	-
Current deferred tax asset	-	2,353
Other current assets	1,307	1,840
Total current assets	19,075	9,844

Non-current assets:
Mineral properties (Note 5)	7,004	7,184
Plant and equipment, net (Note 6)	3,261	3,698
Assets held for sale (Note 6)	6,500	6,500
Amayapampa interest (Note 11)	4,813	4,813
Long-term investments	65	21,055
Long-term deferred tax asset (Note 4)	3,887	-
Total non-current assets	25,530	43,250

Total assets	$44,605	$53,094

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$414	$705
Accrued liabilities and other	540	517
Current deferred tax liability (Note 4)	3,887	-
Total current liabilities	4,841	1,222

Non-current liabilities:
Debt (Note 7)	-	6,506
Long-term deferred tax liability	-	2,353
Total non-current liabilities	-	8,859

Total liabilities	4,841	10,081

Commitments and contingencies – (Note 10)

Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares
outstanding: 2014 - 82,275,217 and 2013 - 82,275,217	404,470	404,470
Additional paid-in capital (Note 8)	33,235	32,487
Accumulated other comprehensive income (loss) (Note 9)	3	(59)
Accumulated deficit	(397,944)	(393,885)
Total shareholders' equity	39,764	43,013

Total liabilities and shareholders' equity	$44,605	$53,094

Approved by the Board of Directors

Racy A. S
/s/ John M. Clark John M. Clark Director	/s/ Tracy A. Stevenson Tracy A. Stevenson Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating income and (expenses):
Exploration, property evaluation and holding costs	$(1,003)	$(5,877)	$(2,421)	$(13,007)
Corporate administration	(1,088)	(1,225)	(2,363)	(3,135)
Depreciation and amortization	(224)	(267)	(441)	(542)
Total operating expense	(2,315)	(7,369)	(5,225)	(16,684)

Non-operating income and (expenses):
Gain/(loss) on sale of marketable securities	9	(24)	22	(18)
Unrealized gain/(loss) on other investments (Note 4)	(632)	(18,541)	1,422	(47,322)
Realized gain on other investments, net (Note 4)	-	-	155	-
Interest income	3	12	7	25
Interest expense	-	(200)	(78)	(206)
Other income/(expense)	16	696	(362)	410
Total non-operating income/(expense)	(604)	(18,057)	1,166	(47,111)

Loss before income taxes	(2,919)	(25,426)	(4,059)	(63,795)
Deferred income tax benefit	-	4,411	-	15,374
Net loss	$(2,919)	$(21,015)	$(4,059)	$(48,421)

Other comprehensive gain/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	9	(145)	62	(365)
Comprehensive loss	$(2,910)	$(21,160)	$(3,997)	$(48,786)

Basic:
Weighted average number of shares outstanding	82,275,217	81,745,476	82,275,217	81,671,873
Net loss per share	$(0.04)	$(0.26)	(0.05)	$(0.59)
Diluted:
Weighted average number of shares outstanding	82,275,217	81,745,476	82,275,217	81,671,873
Net loss per share	$(0.04)	$(0.26)	(0.05)	$(0.59)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except share amounts)

	Common shares	Common stock	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income/(loss)	Total shareholders' equity

Balances at December 31, 2012	81,563,498	$403,583	$32,155	$(334,397)	$2	$101,343

Shares issued, net of transaction costs	711,719	477	-	-	-	477
Warrants and options	-	410	332	-	-	742
Other comprehensive loss	-	-	-	-	(61)	(61)
Net loss	-	-	-	(59,488)	-	(59,488)
Balances at December 31, 2013	82,275,217	$404,470	$32,487	$(393,885)	$(59)	$43,013

Warrants and options	-	-	748	-	-	748
Other comprehensive income	-	-	-	-	62	62
Net loss	-	-	-	(4,059)	-	(4,059)
Balances at June 30, 2014	82,275,217	$404,470	$33,235	$(397,944)	$3	$39,764

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss for the period	$(4,059)	$(48,421)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	441	542
Stock-based compensation	748	744
Loss/(gain) on disposal of marketable securities	(22)	18
Unrealized (gain)/loss on other investments	(1,422)	47,322
Deferred tax benefit	-	(15,374)
Other non-cash items	(162)	(264)
Change in working capital account items:
Other current assets	532	1,142
Accounts payable, accrued liabilities and other	(268)	(2,204)
Net cash used in operating activities	(4,212)	(16,495)
Cash flows from investing activities:
Proceeds from sales of marketable securities	55	112
Proceeds from sale of other investments, net	10,560	-
Additions to plant and equipment	(3)	(2,206)
Change in restricted cash	-	(30)
Proceeds from option agreement, net	180	-
Net cash (used in)/provided by investing activities	10,792	(2,124)
Cash flows from financing activities:
Proceeds from debt financing, net	-	9,637
Repayment of debt	(6,344)	-
Net (used in)/cash provided by financing activities	(6,344)	9,637

Net increase/(decrease) in cash and cash equivalents	236	(8,982)
Cash and cash equivalents, beginning of period	5,475	18,281
Cash and cash equivalents, end of period	$5,711	$9,299

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

1. Nature of Operations and Basis of Presentation

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) are engaged in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration.  We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work.

Our principal asset is our flagship Mt Todd gold project in Northern Territory (“NT”), Australia. We also hold 11.2% of the outstanding common shares in the capital of Midas Gold Corp (“Midas Gold Shares”) and non-core projects in Mexico and the United States and royalty interests in projects in Bolivia and Indonesia.

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2013 filed March 17, 2014 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles (“GAAP”) have been condensed or omitted.

2. Liquidity

These unaudited condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business.  Accordingly, the continuing operations of the Company are dependent upon our ability to secure sufficient funding and to generate future profits from operations.  The underlying value and recoverability of the amounts shown as mineral properties, plant and equipment, assets held for sale, investments and other property interests in the condensed consolidated balance sheets are also dependent on our ability to generate positive cash flow from operations and to continue to fund exploration and development activities that would lead to profitable production or proceeds from the disposition of these assets.  There can be no assurance that we will be successful in disposing of these assets or securing additional funding on terms acceptable to us or at all or developing profitable operations in the future.  These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not be able to continue as a going-concern.

Management is strongly committed to careful cash management and maintaining liquidity. The Company’s cash burn rate has been dramatically reduced since 2013 as several cash intensive programs at the Mt Todd gold project such as water treatment and preparation of the preliminary feasibility study have been completed. In addition, several significant cost cutting measures have been introduced including a reduction of management positions, significant reductions in cash compensation for executives, senior management and the Company’s Board of Directors, and the delay or elimination of discretionary programs, including exploration activities. Other aggressive cost cutting measures, particularly at the Mt Todd gold project, are being pursued. In addition, the Company is advancing discussions with the government of the Northern Territory of Australia aimed at establishing a mechanism for sharing the ongoing costs of water management and the associated environmental monitoring at the Mt Todd gold project.

The Company’s cash burn rate is expected to average less than $2,000 per quarter through the remainder of 2014, assuming a normal start of the 2014-2015 wet season in the Northern Territory of Australia. Subject to this assumption, the Company believes that it can sustain this burn rate through 2015, if necessary. The Company will need additional financing to meet these costs in 2015 and hopes to receive $850 in two installments over the next seven months pursuant to the Guadalupe de los Reyes gold/silver project option agreement with Cangold Limited (Note 5).  The Company also hopes to receive $6,000 related to the 2013 sale of the Los Cardones gold project, subject to the Purchaser’s option to elect to not make this payment (Note 5). In addition, the Company will continue to seek additional financing with priority given to non-dilutive sources such as the sale of non-core assets, including our used mill equipment. However, there can be no assurance that we will receive any of these payments or timely monetize our non-core assets at a value acceptable to us or at all. However, given our ability to liquidate the other investments component of working capital beginning in February 2015, if insufficient capital is available from all other sources,  we believe that the Company’s other investments could provide access to sufficient funding for us to operate well into 2016.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

3. Recent Accounting Pronouncements

Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation

In June 2014, the Financial Accounting Standards Board issued guidance related to financial statement presentation for development stage enterprises. The standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. As a result, we adopted this standard as of June 30, 2014 and eliminated since inception information from our financial statements.

4. Other Investments

Midas Gold Corp. Combination

In April 2011, Vista completed a combination with Midas Gold, Inc. (the “Combination”), creating Midas Gold Corp, whereby Vista was issued 30,402,615 Midas Gold Shares. Concurrently with the Combination, we purchased 1,400,000 Midas Gold Shares for an aggregate purchase price of $3,632 as part of a private placement. Following completion of these transactions, Vista held a total of 31,802,615 Midas Gold Shares representing 24.9% of the Midas Gold Shares outstanding as of December 31, 2013.

During February 2014, we sold 16,000,000 Midas Gold Shares, for gross proceeds of C$12,800 ($11,640), reducing the total Midas Gold Shares we own to 15,802,615 or approximately 11.2% of the Midas Gold Shares outstanding, on a non-dilutive basis, as of June 30, 2014. This sale resulted in a realized gain on other investments of $155 based on the realized value at the time of the sale compared to the fair value of the Midas Gold Shares at December 31, 2013 less costs to sell.

In addition, during February 2014, we entered into a lockup agreement whereby we agreed not to sell any of our remaining Midas Gold Shares through February 2015.

Upon initial recognition of its investment in the Midas Gold Shares, Vista elected to apply the fair value option, and as such, the investment is recorded at fair value in the  Condensed Consolidated Balance Sheets. Subsequent changes in fair value are recorded in the Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) in the period in which they occur.

The following table summarizes our investment in Midas Gold Shares as at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013

Fair value at beginning of period	$20,990	$69,489
Sale of Midas Gold Shares, net of costs to sell	(10,560)	-
Unrealized gain/(loss) based on the fair value at the end of the period	1,422	(48,499)
Fair value at end of period	$11,852	$20,990

Estimated tax benefit/(expense) for the period	$(492)	$17,915

Midas Gold Shares held at the end of the period	15,802,615	31,802,615

In 2014, we reclassified our investment in Midas Gold Shares from non-current assets to current assets as the shares were no longer subject to a pledge as debt security (Note 7).   The change in the presentation of the Company’s current and non-current deferred tax balances during 2014 is primarily attributable to the re-classification, from non-current to current, of U.S. deferred tax liabilities associated with our investment in Midas Gold Shares.  The classification of the deferred tax balances was also impacted by the sale of a portion of our Midas Gold Shares, as discussed above.  The sale of Midas Gold Shares by us resulted in a reduction of current

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

deferred tax assets for U.S. net operating loss carry forwards and of non-current U.S. deferred tax liabilities associated with our Midas Gold Shares investment.

As we elected the fair value method to account for our investment in Midas Gold Shares, we are required to provide summarized information for the period in which we held a greater than 20% interest in the outstanding Midas Gold Shares.  As a result, summarized financial information for Midas Gold as of December 31, 2013 and for the six months ended June 30, 2013, which are prepared in accordance with International Financial Reporting Standards is as follows.

December 31, 2013

Total current assets	$14,742
Total non-current assets	186,673
Total current liabilities	2,432
Total non-current liabilities	919
Total equity	198,064

	Twelve months ended December 31, 2013	Six months ended June 30, 2013

Operating expense	$3,908	$2,268
Net loss	3,796	2,337

5.  Mineral Properties

	At June 30, 2014	At December 31, 2013

Mt. Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	2,572	2,752
Los Cardones, Mexico	1,536	1,536
Long Valley, United States	750	750
	$7,004	$7,184

Proceeds received less costs associated with the transactions discussed below are applied to the capitalized cost basis of the respective project until the cost basis is depleted to zero. At that point, net proceeds received will be recorded as gain/(loss) on disposal of mineral properties in the condensed consolidated statement of income/loss.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During January 2014, we announced that we signed a non-binding letter of intent (the “LOI”) to option our interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Cangold Limited (“Cangold”).

The LOI provided that a non-refundable $50 payment be made to Vista for which Cangold would have a 90 day period of exclusivity to complete due diligence and negotiate and enter into a definitive option agreement with Vista (the “Option Agreement”).

During April 2014, Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into the Option Agreement to option its interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Cangold.

Pursuant to the terms of the Option Agreement, Vista has granted Cangold the right to earn a 70% interest in the Guadalupe de los Reyes gold/silver project by:

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Los Cardones

During October 2013, we and Invecture Group, S.A. de C.V. and RPG Structured Finance S.a.R.L. (together the “Purchasers”) entered into agreements whereby we sold our 100% debt and equity interest in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to the Purchasers for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 of which was payable January 2014 (the “Subsequent Payment”) subject to the Purchasers’ option to elect to not make the Subsequent Payment).  In January 2014, the due date for the Subsequent Payment was extended to July 31, 2014 for additional consideration of $250 payable on July 31, 2014. As a result of permitting delays, we and the Purchasers have agreed to an additional extension of the due date of the Subsequent Payment to January 30, 2015 (the “Second Extension”) for additional consideration of $250 (see Note 13 for subsequent event discussion). The Company expects to receive a cash payment of $500 comprising the First Extension Consideration and the Second Extension Consideration on or about August 1, 2014. If the Purchasers elect to not make the Subsequent Payment, we will retain all payments already received and 100% of the Los Cardones gold project will be returned to us.

6.  Plant and Equipment

	June 30, 2014			December 31, 2013
	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net

Mt. Todd, Australia	$5,479	$2,383	$3,096	$5,476	$1,993	$3,483
Guadalupe de los Reyes, Mexico	17	6	11	17	5	12
Corporate, United States	403	249	154	780	577	203
	$5,899	$2,638	$3,261	$6,273	$2,575	$3,698

	June 30, 2014			December 31, 2013
	Book value beginning of period	Write-downs during the period	Book value end of period	Book value beginning of period	Write-downs during the period	Book value end of period
Assets held for sale (mill equipment)	$6,500	$-	$6,500	$10,000	$3,500	$6,500

During the year ended December 31, 2013, given the relatively weak market conditions in the gold mining sector, based on an updated

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

independent assessment from a third party, we recorded a Level 3 impairment charge of $3,500 to write-down the value of the mill equipment which is held for sale (Note 10).

7.  Debt

During March 2013, the Company entered into a credit agreement with Sprott Resources Lending Partnership (the “Lender”) for purposes of establishing a C$10,000 ($9,764) loan facility (the “2013 Facility”). The 2013 Facility bore an interest rate of 8% per annum, payable monthly and originally matured March 2014, with early repayment of the 2013 Facility allowed, at the Company’s option, provided that at least four months interest had been paid. In September 2013, the Company and the Lender reached an agreement to extend the maturity date of the 2013 Facility to March 2015.

The 2013 Facility was secured by a general security agreement (“GSA”) with certain exclusions and conditions with respect to asset dispositions and a pledge of all the Company’s Midas Gold Shares (Note 4).

During February 2014, in accordance with the terms of the 2013 Facility, the Company repaid approximately C$5,516 ($5,000) of the 2013 Facility principal outstanding using proceeds from the sale of Midas Gold Shares (Note 4), reducing the principal balance to approximately C$1,443  ($1,300).   During March 2014, we repaid the 2013 Facility in full.

8.  Additional Paid-in Capital

	Warrants	Stock options and RSUs	Other paid-in capital	Total additional paid-in capital

As of December 31, 2013	$12,936	$7,987	$11,564	$32,487
Stock options amortization	-	123	-	123
Restricted stock units expensed	-	625	-	625
As of June 30, 2014	$12,936	$8,735	$11,564	$33,235

Warrants

Warrant activity is summarized in the following table:

	Warrants outstanding	Fair value at issuance date	Weighted average exercise price per share	Weighted average remaining life (yrs.)	Intrinsic value

As of December 31, 2013	19,977,743	$12,936	$4.63	1.6	$-
As of June 30, 2014	19,977,743	$12,936	$4.63	1.1	$-

The 19,977,743 outstanding warrants expire in the following time frames: 2,666,666 expire July 2014 (see Note 13 for subsequent event discussion),  2,091,275 expire December 2014, and 15,219,802 expire in October 2015.

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or restricted stock units (“RSUs”) or restricted stock awards (“RSAs”) to our directors, officers, employees and consultants.  The combined maximum number of our Common Shares that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.    Options under the Plan are granted from time to time at the discretion of the Board of Directors of the Company (“Board”), with vesting periods and other terms as determined by the Board.  The LTIP is administered by the Board, which can delegate the administration to the Compensation Committee of the Board or to such other officers and employees of Vista as designated by the Board.  Stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 is as follows:

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Stock options	$19	$110	$123	$218
Restricted stock units	315	(242)	625	526
	$334	$(132)	$748	$744

As of June 30, 2014, stock options and RSUs had unrecognized compensation expense of $57 and $1,187, respectively, which is expected to be recognized over a weighted average period of 2.20 and 1.52 years, respectively.

Stock Options

A summary of option activity under the Plan as of June 30, 2014 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average exercise price per option	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding - December 31, 2013	2,882,500	$1.79	3.07	$54
Granted	175,000	0.52
Expired	(140,000)	2.15
Outstanding - June 30, 2014	2,917,500	$1.70	2.80	$135

Exercisable - June 30, 2014	2,196,250	$2.13	2.22	$60

A summary of our unvested stock options as of June 30, 2014 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average grant-date fair value per option	Weighted average remaining amortization period (Years)
Unvested - December 31, 2013	738,750	$0.22
Granted	175,000
Vested	(192,500)
Unvested - June 30, 2014	721,250	$0.24	2.20

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

June 30, 2014
Expected volatility	69.17%
Risk-free interest rate	1.75%
Expected life (years)	5
Dividend yield	N/A
Forfeiture assumption	10%

Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Expected price volatility is based on the historical volatility of our common shares.  Changes in the subjective input assumptions can materially affect

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

the fair value estimate.  The expected term of the options granted represents the period of time that the options granted are expected to be outstanding.  The risk-free rate for the periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

Restricted Stock Units

The following table summarizes the RSU activity under the LTIP as of June 30, 2014 and changes during the years then ended:

	Number of units	Weighted average grant-date fair value per unit
Unvested - December 31, 2013	2,594,464	$2.00
Unvested - June 30, 2014	2,594,464	$2.00

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date.  Other RSU awards vest subject to certain performance criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance.  The vesting period for time based RSUs is at least one year.

9.  Accumulated Other Comprehensive Income/(Loss)

	Accumulated other comprehensive income (loss)	Accumulated other comprehensive income (loss), net of tax
As of December 31, 2013	$(59)	$(50)
Other comprehensive income due to change in fair market value of marketable securities during period before reclassifications	40	34
Reclassifications due to realization of gain/loss on sale of marketable securities (1)	22	19
As of June 30, 2014	$3	$3

(1)	Reclassified to gain/(loss) on sale of marketable securities on the Condensed Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).

10.  Commitments and Contingencies

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

11.  Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

		Fair value at June 30, 2014
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$4,000	$4,000	$-
	Marketable securities	205	205	-
	Other investments (Midas Gold Shares)	11,852	11,852	-
	Mill equipment, held for sale	6,500	-	6,500

		Fair value at December 31, 2013
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$3,000	$3,000	$-
	Marketable securities	176	176	-
	Other investments (Midas Gold Shares)	20,990	20,990	-
	Mill equipment, held for sale	6,500	-	6,500

Our cash equivalent instruments, marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The Company incurred a Level 3 impairment loss on the mill equipment (Note 5) for the year ended December 31, 2013. This equipment was valued at $6,500 at December 31, 2013, based on a third party assessment of the projected sale value giving full consideration to current market conditions and an orderly sale process. This valuation was used to determine the Level 3 impairment charge taken in 2013. The mill equipment is categorized as assets held for sale on the Condensed Consolidated Balance Sheets.

At June 30, 2014, the assets classified within Level 3 of the fair value hierarchy represent 29% of the total assets measured at fair value. There have been no transfers between levels in 2014 nor have there been any changes in valuation techniques.

As of June 30, 2014, the Company also had the Amayapampa interest, comprised of a right to receive an NSR royalty on future gold production, if any, plus certain additional cash payments if the project successfully starts commercial production.  Under certain conditions, Amayapampa is subject to measurement at fair value on a non-recurring basis. Measurement at fair value in subsequent periods will be applicable if Amayapampa is determined to be impaired; however, no triggering events have occurred during the six months ended June 30, 2014. If an impairment of the Amayapampa interest becomes necessary, such fair value measurement will be determined utilizing Level 3 inputs.

12.  Geographic and Segment Information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are focused principally in Australia and North America. We reported no revenues during the three and six months ended June 30, 2014 and 2013.  Geographic location of mineral properties and plant and equipment is provided in Notes 5 and 6, respectively.

13.  Subsequent Events

Corporate

During July 2014, we filed a final short form base shelf prospectus with the securities commissions in each province and territory of Canada (other than Quebec) and an amendment to our shelf registration statement on Form S-3 filed with the United States Securities and Exchange Commission. For further details see our Current Report on Form 8-K as filed with the SEC and the Canadian securities commissions.

During July 2014,  2,666,666 warrants which entitled the holder to purchase one common share at a price of $3.18 or $3.60, depending on the warrant, for a period of 24 months, expired unexercised.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

During July 2014, the Company issued 2,079,000 RSUs to its employees and directors.  A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date.  Other RSU awards vest subject to certain performance criteria as measured by the Company’s share price performance.  The vesting period for time based RSUs is at least one year.

Los Cardones

During July 2014, the Company and the Purchasers agreed to extend the due date for the Subsequent Payment for the Los Cardones gold project by six months to January 30, 2015 (the “Second Extension”).  As consideration for the Second Extension, the Purchasers will pay Vista $250. In January 2014, Vista and the Purchasers had agreed to extend the due date of this payment to July 31, 2014 (“First Extension”).  As consideration for the First Extension, the Purchasers agreed to pay Vista $250 on July 31, 2014, (the “First Extension Consideration”). The Company expects to receive a cash payment of $500 comprising the First Extension Consideration and the Second Extension Consideration on or about August 1, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share amounts, per warrant amounts, per ounce amounts, gold price per ounce amounts, and exchange rates unless specified otherwise. References to C$ refer to Canadian currency, A$ to Australian currency and $ to United States currency.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) are engaged in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration.  We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work.

Our principal asset is our flagship Mt Todd gold project in Northern Territory (“NT”), Australia.  We also hold 11.2% of the outstanding common shares in the capital of Midas Gold Corp (“Midas Gold Shares”) and non-core projects in Mexico and the United States and royalty interests in projects in Bolivia and Indonesia.

Outlook

We do not currently generate operating cash flows. Our sources of financing in the past have been the issuance of our common shares, debt financing, sale of Midas Gold Shares, and the sale of non-core assets. The prices for gold equities, particularly those with early stage projects, have decreased steadily during the past year, and capital raising has become more difficult for mining companies which do not have producing assets.  Consequently, raising sufficient amounts of capital on reasonable terms has become increasingly difficult. These conditions are expected to continue for the foreseeable future, and could affect our ability to raise sufficient capital on reasonable terms, if at all. We are committed to ensuring that the Company remains liquid and we will continue to identify and to execute meaningful cost cutting initiatives. The Company will continue to seek other financing with priority given to non-dilutive sources such as the sale of our used mill equipment and monetization of other non-core assets.  However, there can be no assurance that we will be able to timely monetize our non-core assets at a value acceptable to us or at all.

Results from Operations

Summary

For the three and six months ended June 30, 2014,  we focused principally on water management and related activities and on advancing the permitting process at our Mt Todd gold project in NT, Australia. In addition to completing a pre-feasibility study and submitting a final environmental impact statement in the first half of 2013, in the second half of 2013 we introduced a range of cost cutting measures including the elimination of discretionary spending, downsizing the Company and voluntary reductions to cash compensation for senior management and for directors of the Company.

Consolidated net loss for the three months ended June 30, 2014 and 2013 was $2,919 and $21,015 or $0.04 and $0.26 per share, respectively.  Consolidated net loss for the six months ended June 30, 2014 and 2013 was $4,059 and $48,421 or $0.05 and $0.59 per share, respectively.  The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,003 and $5,877 during the three months ended June 30, 2014 and 2013, respectively, and $2,421 and $13,007 during the six months ended June 30, 2014 and 2013, respectively.  The lower 2014 costs were in part due to the cost reductions introduced through 2013. In addition, several capital intensive activities, including the preparation of the Mt Todd gold project pre-feasibility study and related activities, completion and submission of a final environmental impact statement and water treatment and discharge from the existing open pit were completed in early 2013.

Corporate administration

Corporate administration costs were $1,088, and $1,225 during the three months ended June 30, 2014 and 2013, respectively, and $2,363, and $3,135 during the six months ended June 30, 2014 and 2013, respectively.  The decrease in 2014 was primarily attributable to cost cutting initiatives introduced through 2013.

Non-operating income and expenses

Unrealized Gain/(Loss) on Other Investments

Unrealized gain/(loss) on other investments was $(632) and $(18,541) for the three months ended June 30, 2014 and 2013, respectively, and $1,422 and $(47,322) for the six months ended June 30, 2014 and 2013, respectively.  These amounts are substantially the result of changes in fair value of our Midas Gold Shares.  The Company also holds approximately half the number of Midas Gold Shares in 2014 compared to 2013.

Deferred Income Tax Benefit/(Expense)

Normal market changes in the fair value of our Midas Gold Shares result in fluctuations in the deferred income tax benefit/(expense). The 2014 deferred tax liability related to the unrealized gain arising from the change in the fair value of our Midas Gold Shares was offset by our deferred tax assets associated with our net operating losses in the U.S. net of a valuation allowance.   The three and six months ended June 30, 2013 deferred income tax benefit of  $4,411 and $15,374, respectively, was principally related to the unrealized loss arising from the change in fair value of our Midas Gold Shares.

 Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $4,212 and $16,495 for the six months ended June 30, 2014 and 2013, respectively.  The decrease is primarily the result of changes in operating expenses as discussed in “Results of Operations” above and is consistent with our prior disclosures.

Investing Activities

Net cash provided by investing activities of $10,792 for the six months ended June 30, 2014 was mainly due to the sale of 16,000,000 Midas Gold Shares for gross proceeds of $11,640. Net cash used in investing activities of  $2,124 for the six months ended June 30, 2013 was primarily due to additions to plant and equipment of $2,206 at our Mt Todd gold project.

Financing Activities

Net cash used in financing activities was $6,344 for the six months ended June 30, 2014 was primarily a result of the repayment of the loan facility entered into in 2013 (the “2013 Facility”).

Net cash provided by financing activities was $9,637 for the six months ended June 30, 2013 was primarily due to the draw-down 2013 Facility.

Liquidity and Capital Resources

At June 30, 2014, we had working capital of $14,234 compared with working capital of $8,622 at December 31, 2013, representing an increase of $5,612. Our working capital increased primarily due to the reclassification of our Midas Gold Shares to current assets from non-current assets and receipt of proceeds from the sale of 16,000,000 Midas Gold Shares during the period, offset by the use of cash to fund operations and to repay debt.  Included in the June 30, 2014, $14,234 working capital amount is $5,711 of cash and cash equivalents. Included in the December 31, 2013, $8,622 working capital amount is $5,475 of cash and cash equivalents.

During October 2013, Vista and Invecture Group, S.A. de C.V. and RPG Structured Finance S.a.R.L. (together, the “Purchasers”) entered into agreements whereby Vista agreed to sell 100% of its debt and equity interests in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to the Purchasers for a total of $13,000, $7,000 of which was paid in October 2013 and $6,000 of which was payable January 2014 (the Subsequent Payment”) subject to the Purchasers’ option to elect to not make this payment  (see Note 5 to the unaudited condensed consolidated financial statements). In 2014, we extended the due for the Subsequent Payment to July 2014 and subsequently to January 2015 for additional consideration of $500 which we expect to receive on or about August 1, 2014  (see Note 13 to the unaudited condensed consolidated financial statements).  If the Purchaser does not make the Subsequent Payment, Vista will retain all amounts already received and 100% of the Los Cardones gold project will be returned to Vista.    Pursuant to the terms of Vista’s 2013 Facility, Vista repaid C$3,041 ($2,960) of the 2013

Facility using proceeds from the Los Cardones Sale.

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

Management is strongly committed to careful cash management and maintaining liquidity. The Company’s cash burn rate has been dramatically reduced since 2013 as several cash intensive programs at the Mt Todd gold project such as water treatment and preparation of the preliminary feasibility study have been completed. In addition, several significant cost cutting measures have been introduced including a reduction of management positions, significant reductions in cash compensation for executives, senior management and the Company’s Board of Directors, and the delay or elimination of discretionary programs, including exploration activities. Other aggressive cost cutting measures, particularly at the Mt Todd gold project, are being pursued. In addition, the Company is advancing discussions with the government of the Northern Territory of Australia aimed at establishing a mechanism for sharing the ongoing costs of water management and the associated environmental monitoring at the Mt Todd gold project.

The Company’s cash burn rate is expected to average less than $2,000 per quarter through the remainder of 2014, assuming a normal start to the 2014-2015 wet season in the NT. Subject to this assumption, the Company believes that it can sustain this burn rate through 2015, if necessary. The Company will need additional financing to meet these costs in 2015 and hopes to receive $850 in two installments over the next seven months pursuant to the Guadalupe de los Reyes gold/silver project Option Agreement with Cangold Limited (see Note 5 to the unaudited condensed consolidated financial statements). The Company also hopes to receive $6,000 related to the 2013 sale of the Los Cardones gold project, subject to the Purchaser’s option to elect to not make this payment (see Note 5 to the unaudited condensed consolidated financial statements). In addition, the Company will continue to seek additional financing with priority given to non-dilutive sources such as the sale of non-core assets, including our used mill equipment. However, there can be no assurance that the Company will receive any of these payments or timely monetize our non-core assets at a value acceptable to us or at all. However, given the Company’s ability to liquidate the other investments component of working capital in February 2015, if insufficient capital is available from all other sources, we believe that the Company’s other investments could provide access to sufficient funding for us to operate well into 2016.

The continuing operations of the Company are dependent upon our ability to secure sufficient funding and to generate future profits from operations.  The underlying value and recoverability of the amounts shown as mineral properties, plant and equipment, assets held for sale, investments and other property interests in our condensed consolidated balance sheets are dependent on our ability to generate positive cash flow from operations and to continue to fund exploration and development activities that would lead to profitable production or proceeds from the disposition of these assets. There can be no assurance that we will be successful in disposing of these assets or securing additional funding on terms acceptable to us or at all or developing profitable operations in the future.  Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not be able to continue as a going-concern.

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair value at June 30, 2014
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$4,000	$4,000	$-
	Marketable securities	205	205	-
	Other investments (Midas Gold Shares)	11,852	11,852	-
	Mill equipment, held for sale	6,500	-	6,500

		Fair value at December 31, 2013
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$3,000	$3,000	$-
	Marketable securities	176	176	-
	Other investments (Midas Gold Shares)	20,990	20,990	-
	Mill equipment, held for sale	6,500	-	6,500

Our cash equivalent instruments, marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The Company incurred a Level 3 impairment loss on certain mill equipment (see Note 6 to the unaudited condensed consolidated financial statements) for the year ended December 31, 2013. This equipment was valued at $6,500 at December 31, 2013, based on a third party assessment of the projected sale value giving full consideration to current market conditions and an orderly sale process. This valuation was used to determine the Level 3 impairment charge taken in 2013. The mill equipment is categorized as assets held for sale on the Condensed Consolidated Balance Sheets.

At June 30, 2014, the assets classified within Level 3 of the fair value hierarchy represent 29% of the total assets measured at fair value. There have been no transfers between levels in 2014 nor have there been any changes in valuation techniques.

As of June 30, 2014, the Company also had the Amayapampa interest, comprised of a right to receive an NSR royalty on future gold production, if any, plus certain additional cash payments if the project successfully starts commercial production.  Under certain conditions, Amayapampa is subject to measurement at fair value on a non-recurring basis. Measurement at fair value in subsequent periods will be applicable if Amayapampa is determined to be impaired; however, no triggering events have occurred during the six months ended June 30, 2014. If an impairment of the Amayapampa interest becomes necessary, such fair value measurement will be determined utilizing Level 3 inputs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this quarterly report on Form 10-Q.

Contractual Obligations

At December 31, 2013, our contractual obligation consists of our 2013 Facility, discussed above, and such obligation is recorded in our Condensed Consolidated Balance Sheets.  The 2013 Facility was paid in full as of March 31, 2014.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

The focus of our activities at the Mt Todd gold project in 2014 will be principally on acquiring the approval of the environmental impact statement, identifying and evaluating project optimization opportunities, and care and maintenance activities related to the mineral licenses and exploration licenses.  The current gold price does not justify completion of the feasibility study or the development of the project at this time. However, we remain positioned, subject to a sustained improvement in gold prices, to move forward quickly with the completion of the Mt Todd gold project feasibility study.  We estimate that the feasibility study could be completed within four months of its commencement and at a cost of approximately $2,500.

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

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During January 2014, we signed a non-binding letter of intent (the “LOI”) to option our interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Cangold Limited (“Cangold”).

The LOI provided that a non-refundable $50 payment be made to Vista for which Cangold would have a 90 day period of exclusivity to complete due diligence and negotiate and enter into a definitive option agreement with Vista (the “Option Agreement”).

During April 2014, the Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into the Option Agreement to option its interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Cangold.

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

Los Cardones Gold Project

During October 2013, we and the Purchasers entered into agreements for the Los Cardones Sale to the Purchasers for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 of which was payable January 2014 (the “Subsequent Payment”) subject to the Purchasers’ option to elect to not make the Subsequent Payment).  In January 2014, the due date for the Subsequent Payment was extended to July 31, 2014 for additional consideration of $250 payable on July 31, 2014. As a result of permitting delays, we and the Purchasers have agreed to an additional extension of the due date of the Subsequent Payment to January 30, 2015 (the “Second Extension”) for additional consideration of $250.     The Company expects to receive a cash payment of $500 comprising the First Extension Consideration and the Second Extension Consideration on or about August 1, 2014.  If the Purchasers elect to not make the Subsequent Payment, we will retain the all payments already received and 100% of the Los Cardones gold project will be returned to us.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward-looking information” under Canadian securities laws, that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	the receipt by the Company of the $6,000 payment for the sale of the Los Cardones gold project;

•	the potential monetization of our non-core assets, including our mill equipment which is held for sale;

•	the receipt by the Company of the $4,850 option payments related to the Guadalupe de los Reyes gold/silver project Option Agreement;

•	the Company’s ability to sustain its current cash burn rate through 2015;

•	estimates of future operating and financial performance;

•	the NT Government agreeing to sharing the cost of management of water and associated environmental monitoring at the Mt Todd gold project;

•	potential funding requirements and sources of capital, including near-term sources of additional cash;

•	our expectation that we will continue to raise capital through the sale of non-core assets, equity and/or debt financings; through the exercise of stock options and warrants;

•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;

•	our estimates of our future cash position;
•	our intention to identify and execute cost cutting initiatives;
•

our expectation that raising capital for mining companies without producing assets will continue to be difficult for the foreseeable future, and the potential impact of this on our ability to raise capital in sufficient amounts on reasonable terms;

•	our planned deferral of significant development commitments until market conditions improve;
•	our potential ability to generate proceeds from operations or the disposition of our assets;
•	the timing, performance and results of feasibility studies;
•	plans and anticipated effects of holding 11.2% Midas Gold Shares;
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	plans for evaluation and advancement of the Mt Todd gold project;
•	our expectation of acquiring approval of the Mt Todd gold project environmental impact statement;
•	our ability to raise sufficient capital to complete a feasibility study of the Mt Todd gold project;
•	the feasibility of the Mt Todd gold project;
•	future business strategy, competitive strengths, goals and expansion and growth of our business;
•	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;
•	estimates of mineral reserves and mineral resources; and
•	our expectation that we will continue to be a PFIC in the future.

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by the Board; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; current market conditions and project development plans. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “will,” “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

•	our ability to raise additional capital on favorable terms, if at all;
•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
•	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations and permits for our business, including its development plans and operating activities;
•	the NT Government not agreeing to and/or not implementing the sharing of costs of management of water and associated environmental monitoring at the Mt Todd gold project;

•	the timing and results of a feasibility study on the Mt Todd gold project;
•	delays in commencement of construction at the Mt Todd gold project;
•	our ability to secure the permits for the Mt Todd gold project including the environmental impact statement;
•	likelihood that we will receive the final $6,000 payment from the Purchasers of the Los Cardones gold project sale;
•	receiving the option payments related to the Guadalupe de los Reyes gold/silver project option agreement;
•	increased costs that affect our operations or our financial condition;
•	our reliance on third parties to fulfill their obligations under our agreements;
•	whether projects not managed by us will comply with our standards or meet our objectives;
•	a shortage of skilled labor, equipment and supplies;
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are engaged in the acquisition of gold projects and related activities, including exploration, engineering, permitting and the preparation of feasibility studies. The value of our properties, as well as our marketable securities and our investment in Midas Gold Shares, is related to the price of gold, and changes in the price of gold could affect the value of, and/or our ability to generate revenue from, our mineral projects.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three and six months ended June 30, 2014, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the six months ended June 30, 2014, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
10.1	Option Agreement – Guadalupe de los Reyes filed as Exhibit 10.1 to the Corporation’s Form 8-K dated April 17, 2014 and incorporated herein by reference (File No. 1-9025)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*(1)	XBRL Instance Document
101.SCH*(1)	XBRL Taxonomy Extension – Schema
101.CAL*(1)	XBRL Taxonomy Extension – Calculations
101.DEF*(1)	XBRL Taxonomy Extension – Definitions
101.LAB*(1)	XBRL Taxonomy Extension – Labels
101.PRE*(1)	XBRL Taxonomy Extension – Presentations

* - Filed herewith

 (1)    Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)for the three and six months ended June 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: July 31, 2014	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: July 31, 2014	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer