Form 10-Q
period 2014-09-30
VISTA GOLD CORP
filed 2014-10-30
CIK 783324

 ___________________________________________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 82,275,217 common shares, without par value, outstanding as of October 27, 2014.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2014

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	(Unaudited)
	September 30,	December 31,
	2014	2013

Assets:
Current assets:
Cash and cash equivalents	$5,262	$5,475
Marketable securities, at fair value	161	176
Other investments, at fair value (Note 4)	8,060	-
Current deferred tax asset (Note 4)	-	2,353
Other current assets	1,169	1,840
Total current assets	14,652	9,844

Non-current assets:
Mineral properties (Note 5)	6,156	7,184
Plant and equipment, net (Note 6)	3,045	3,698
Assets held for sale (Note 6)	6,500	6,500
Amayapampa interest (Note 11)	4,813	4,813
Long-term investments	65	21,055
Long-term deferred tax asset (Note 4)	2,573	-
Total non-current assets	23,152	43,250

Total assets	$37,804	$53,094

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$524	$705
Accrued liabilities and other	472	517
Current deferred tax liability (Note 4)	2,573	-
Total current liabilities	3,569	1,222

Non-current liabilities:
Debt (Note 7)	-	6,506
Long-term deferred tax liability (Note 4)	-	2,353
Total non-current liabilities	-	8,859

Total liabilities	3,569	10,081

Commitments and contingencies – (Note 10)

Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares
outstanding: 2014 - 82,275,217 and 2013 - 82,275,217	404,470	404,470
Additional paid-in capital (Note 8)	32,654	32,487
Accumulated other comprehensive income (loss) (Note 9)	(37)	(59)
Accumulated deficit	(402,852)	(393,885)
Total shareholders' equity	34,235	43,013

Total liabilities and shareholders' equity	$37,804	$53,094

Approved by the Board of Directors

Racy A. S
/s/ John M. Clark John M. Clark Director	/s/ Tracy A. Stevenson Tracy A. Stevenson Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating expense:
Exploration, property evaluation and holding costs	$(755)	$(2,213)	$(3,176)	$(15,220)
Corporate administration	(134)	(1,060)	(2,497)	(4,195)
Depreciation and amortization	(219)	(250)	(660)	(792)
Total operating expense	(1,108)	(3,523)	(6,333)	(20,207)

Non-operating income and (expense):
Gain/(loss) on sale of marketable securities	2	(15)	24	(33)
Unrealized gain/(loss) on other investments (Note 4)	(3,792)	4,547	(2,370)	(42,775)
Realized gain on other investments, net (Note 4)	-	-	155	-
Write-down of plant and equipment	-	(3,500)	-	(3,500)
Interest income	2	5	9	30
Interest expense	-	(193)	(78)	(399)
Other income/(expense)	(12)	(347)	(374)	63
Total non-operating income/(expense)	(3,800)	497	(2,634)	(46,614)

Loss before income taxes	(4,908)	(3,026)	(8,967)	(66,821)
Deferred income tax (expense) benefit	-	(1)	-	15,373
Net loss	$(4,908)	$(3,027)	$(8,967)	$(51,448)

Other comprehensive gain/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	(40)	45	22	(320)
Comprehensive loss	$(4,948)	$(2,982)	$(8,945)	$(51,768)

Basic:
Weighted average number of shares outstanding	82,275,217	81,788,835	82,275,217	81,711,289
Net loss per share	$(0.06)	$(0.04)	(0.11)	$(0.63)
Diluted:
Weighted average number of shares outstanding	82,275,217	81,788,835	82,275,217	81,711,289
Net loss per share	$(0.06)	$(0.04)	(0.11)	$(0.63)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

	Common shares	Common stock	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income/(loss)	Total shareholders' equity

Balances at December 31, 2012	81,563,498	$403,583	$32,155	$(334,397)	$2	$101,343

Shares issued, net of transaction costs	711,719	477	-	-	-	477
Stock-based compensation	-	410	332	-	-	742
Other comprehensive loss	-	-	-	-	(61)	(61)
Net loss	-	-	-	(59,488)	-	(59,488)
Balances at December 31, 2013	82,275,217	$404,470	$32,487	$(393,885)	$(59)	$43,013

Stock-based compensation	-	-	167	-	-	167
Other comprehensive income	-	-	-	-	22	22
Net loss	-	-	-	(8,967)	-	(8,967)
Balances at September 30, 2014	82,275,217	$404,470	$32,654	$(402,852)	$(37)	$34,235

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss for the period	$(8,967)	$(51,448)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	660	792
Stock-based compensation	167	1,212
Loss/(gain) on disposal of marketable securities	(24)	33
Write-down of non-current assets	-	3,500
Unrealized (gain)/loss on other investments	2,370	42,775
Deferred tax benefit	-	(15,373)
Other non-cash items	(162)	(66)
Change in working capital account items:
Other current assets	671	1,491
Accounts payable, accrued liabilities and other	(226)	(4,392)
Net cash used in operating activities	(5,511)	(21,476)
Cash flows from investing activities:
Proceeds from sales of marketable securities	61	150
Proceeds from sale of other investments, net	10,560	-
Additions to plant and equipment	(7)	(2,290)
Change in restricted cash	-	27
Proceeds from option agreement, net	1,028	-
Net cash (used in)/provided by investing activities	11,642	(2,113)
Cash flows from financing activities:
Proceeds from debt financing, net	-	9,637
Repayment of debt	(6,344)	-
Net (used in)/cash provided by financing activities	(6,344)	9,637

Net increase/(decrease) in cash and cash equivalents	(213)	(13,952)
Cash and cash equivalents, beginning of period	5,475	18,281
Cash and cash equivalents, end of period	$5,262	$4,329

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

Our principal asset is our flagship Mt Todd gold project in Northern Territory (“NT”), Australia. We also hold 11.2% of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), non-core projects in Mexico and the United States, and royalty interests in projects in Bolivia and Indonesia.

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

2. Liquidity

These interim statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. The continuing viability of the Company is dependent upon our ability to secure sufficient funding and ultimately to generate future profits from operations.  The underlying value and recoverability of the amounts shown as mineral properties, plant and equipment, assets held for sale, investments and other property interests in the condensed consolidated balance sheets are also dependent on our ability to continue to fund exploration and development activities that could lead to profitable production or proceeds from the disposition of these assets.  There can be no assurance that we will be successful in disposing of these assets, securing additional funding on terms acceptable to us or at all, or developing profitable operations in the future.  These interim statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not be able to continue as a going concern.

The Company’s cash burn rate has been dramatically reduced since 2013 ($5,511 compared to $21,476 for the nine months ended September 30, 2014 and 2013, respectively) as several cash intensive programs at the Mt Todd gold project such as water treatment, preparation and submission of a final environmental impact statement, and preparation of the preliminary feasibility study have been completed. In addition, since 2013 several significant cost cutting measures were introduced, including a reduction of management positions, reductions in cash compensation for executives, senior management and the Company’s Board of Directors, and the delay or elimination of discretionary programs, including exploration activities. The Company remains committed to continued cost reduction efforts where appropriate taking into consideration our safety, regulatory and environmental responsibilities; however, the magnitude of future cost cuts is expected to diminish from 2014 levels.

The Government of the Northern Territory of Australia  (the “NT Government”) has committed to non-recourse funding for the first year of a proposed multi-year program with the objective of reducing the inventory of acidic metalliferous water at the Mt Todd site by 70%.  The Company is currently working with the NT Government on detailed plans and budgets for the execution of this work.  The scope of the initial program to be funded by the NT Government between now and approximately the end of July 2015 includes the imminent start of additional water treatment, which is to be followed by the discharge of remediated water in accordance with the applicable permits, subsequent environmental monitoring, analysis and reporting, and evaluations designed to aid in the definition of the scope of work for subsequent years’ programs. The NT Government’s funding mitigates the Company’s risk of incurring material unexpected environmental expenditures through 2015.

We expect our Company-wide cash burn rate to average $1,500 to $1,750 per quarter through 2015, assuming a normal 2014-2015 wet season in the NT.  We believe our current cash position will be sufficient to fund the Company well into the second quarter of 2015, at which time the Company will need additional funding.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Our sources of financing include the $500 option payment which we expect to receive when due, in January pursuant to the Guadalupe de los Reyes gold/silver project option agreement with Cangold Limited (Note 5).  In addition, we will continue to seek additional financing with priority given to non-dilutive sources such as the sale of our used mill equipment and other non-core assets. There can be no assurance that we will receive the payments from Cangold Limited or be able to timely monetize our mill equipment or other non-core assets at a value acceptable to us or at all. If  sufficient capital is not available from these sources,  we believe that the Company’s ‘other investments’ (Note 4) which could be liquidated after February 15, 2015, could provide access to sufficient funding for us to operate well into 2016.

A recent announcement, subsequent to period end, by Invecture Group, S.A. de C.V. (“Invecture”) has introduced substantial doubt that we will receive the $6,000 payment in January 2015 related to the 2013 sale of the Los Cardones gold project (Note5).  Our financing plans as discussed above do not currently include future proceeds from the sale of the Los Cardones gold project.

3. Recent Accounting Pronouncements

Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation

In June 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to financial statement presentation for development stage enterprises. The standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. As a result, we adopted this standard as of June 30, 2014 and eliminated since inception information from our financial statements.

Presentation of Financial Statements - Going Concern (Subtopic 205-40)

In August 2014, the FASB issued guidance related to financial statement presentation regarding disclosures about an entity’s ability to continue as a going concern.  The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016, with early adoption permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements.

4. Other Investments

Midas Gold Corp. Combination

In April 2011, Vista completed a combination with Midas Gold, Inc. (the “Combination”), creating Midas Gold Corp., whereby Vista was issued 30,402,615 Midas Gold Shares. Concurrently with the Combination, we purchased 1,400,000 Midas Gold Shares for an aggregate purchase price of $3,632 as part of a private placement. Following completion of these transactions, Vista held a total of 31,802,615 Midas Gold Shares representing 24.9% of the Midas Gold Shares outstanding as of December 31, 2013.

During February 2014, we sold 16,000,000 Midas Gold Shares, for gross proceeds of C$12,800 ($11,640), reducing the total Midas Gold Shares we own to 15,802,615 or approximately 11.2% of the Midas Gold Shares outstanding, on a non-dilutive basis, as of September 30, 2014. This sale resulted in a realized gain on other investments of $155 based on the realized value at the time of the sale compared to the fair value of the Midas Gold Shares at December 31, 2013, less costs to sell.

In addition, during February 2014, we entered into a lockup agreement whereby we agreed not to sell any of our remaining Midas Gold Shares until after February 15, 2015.

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

The following table summarizes our investment in Midas Gold Shares as at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013

Fair value at beginning of period	$20,990	$69,489
Sale of Midas Gold Shares, net of costs to sell	(10,560)	-
Unrealized loss based on the fair value at the end of the period	(2,370)	(48,499)
Fair value at end of period	$8,060	$20,990

Estimated tax benefit/(expense) for the period	$821	$17,915

Midas Gold Shares held at the end of the period	15,802,615	31,802,615

In 2014, we reclassified our investment in Midas Gold Shares from non-current assets to current assets as the shares were no longer subject to a pledge as debt security (Note 7).   The change in the presentation of the Company’s current and non-current deferred tax balances during 2014 is primarily attributable to the re-classification, from non-current to current, of U.S. deferred tax liabilities associated with our investment in Midas Gold Shares.  The classification of the deferred tax balances was also impacted by the sale of a portion of our Midas Gold Shares, as discussed above.  The sale of Midas Gold Shares by us resulted in a reduction of current deferred tax assets for U.S. net operating loss carry forwards and of non-current U.S. deferred tax liabilities associated with our Midas Gold Shares investment.

As we elected the fair value method to account for our investment in Midas Gold Shares, we are required to provide summarized information for the period in which we held a greater than 20% interest in the outstanding Midas Gold Shares.  As a result, summarized financial information for Midas Gold as of December 31, 2013 and for the nine months ended September 30, 2013, which are prepared in accordance with International Financial Reporting Standards is as follows.

December 31, 2013

Total current assets	$14,742
Total non-current assets	186,673
Total current liabilities	2,432
Total non-current liabilities	919
Total equity	198,064

	Twelve months ended December 31, 2013	Nine months ended September 30, 2013

Operating expense	$3,908	$3,107
Net loss	3,796	3,085

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

5.  Mineral Properties

	At September 30, 2014	At December 31, 2013

Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	2,224	2,752
Los Cardones, Mexico	1,036	1,536
Long Valley, United States	750	750
	$6,156	$7,184

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

Pursuant to the terms of the Option Agreement, Vista has granted Cangold the right to earn a 70% interest in the Guadalupe de los Reyes gold/silver project by:

•

making payments totaling $5,000 in five payments over a three-year period, with payments totaling $1,000 in the first year ($150 of which was paid at signing and $350 of which was paid in September 2014 per the terms of the Option Agreement), $1,500 in the second year and $2,500 in the third year;

•	operating the Guadalupe de los Reyes gold/silver project and maintaining in good standing the concessions comprising the Guadalupe de los Reyes gold/silver project; and
•	fulfilling all of the obligations of MGS to the Ejido La Tasajera (the “Ejido”) as set out in the temporary occupation contract between MGS and the Ejido.

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

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Los Cardones

In October 2013, we sold our 100% debt and equity participation in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to Invecture and RPG Structured Finance S.a.r.l. (together the “Purchasers”) for a total of $13,000  ($7,000 of which was paid in October 2013 and $6,000 of which was payable January 2014 (the “Subsequent Payment”) subject to the Purchasers’ option to elect to not make the Subsequent Payment).  In January 2014, the due date for the Subsequent Payment was extended to July 31, 2014 (the “First Extension”) for additional consideration of $250 payable on July 31, 2014. As a result of permitting delays, we and the Purchasers agreed to an additional extension of the due date of the Subsequent Payment to January 30, 2015 (the “Second Extension”) for additional consideration of $250. The Company received a cash payment of $500 comprising the aggregate consideration for the grant of the First Extension and the Second Extension during August 2014. If the Purchasers elect to not make the Subsequent Payment, we will retain all payments already received and 100% of the Los Cardones gold project will be returned to us.  Subsequent to period end, in October 2014, Invecture announced that the Los Cardones gold project in Baja California Sur, Mexico, has been suspended because the conditions for its development are not favorable at this time.  This announcement has introduced substantial doubt that the Subsequent Payment will be made by January 30, 2015.

6.  Plant and Equipment

	September 30, 2014			December 31, 2013
	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net

Mt Todd, Australia	$5,483	$2,578	$2,905	$5,476	$1,993	$3,483
Guadalupe de los Reyes, Mexico	17	7	10	17	5	12
Corporate, United States	403	273	130	780	577	203
	$5,903	$2,858	$3,045	$6,273	$2,575	$3,698

	September 30, 2014			December 31, 2013
	Book value beginning of period	Write-downs during the period	Book value end of period	Book value beginning of period	Write-downs during the period	Book value end of period
Assets held for sale (mill equipment)	$6,500	$-	$6,500	$10,000	$3,500	$6,500

During the year ended December 31, 2013, given the relatively weak market conditions in the gold mining sector, and based on an updated independent assessment from a third party, we recorded a Level 3 impairment charge of $3,500 to write-down the value of the mill equipment which is held for sale (Note 11).

7.  Debt

During March 2013, the Company entered into a credit agreement with Sprott Resources Lending Partnership (the “Lender”) for purposes of establishing a C$10,000 loan facility (the “2013 Facility”) ($9,637 proceeds net of transaction costs).  The 2013 Facility bore an interest rate of 8% per annum, payable monthly and originally matured March 2014, with early repayment of the 2013 Facility allowed, at the Company’s option, provided that at least four months interest had been paid. In September 2013, the Company and the Lender reached an agreement to extend the maturity date of the 2013 Facility to March 2015.

The 2013 Facility was secured by a general security agreement with certain exclusions and conditions with respect to asset dispositions and a pledge of all the Company’s Midas Gold Shares (Note 4).

During February 2014, in accordance with the terms of the 2013 Facility, the Company repaid approximately $5,000 of the 2013 Facility principal then outstanding using proceeds from the sale of Midas Gold Shares (Note 4). During March 2014, we repaid the outstanding principal balance of $1,344 in full.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

8.  Additional Paid-in Capital

	Warrants	Stock options and RSUs	Other paid-in capital	Total additional paid-in capital

As of December 31, 2013	$12,936	$7,987	$11,564	$32,487
Warrants expired	(2,124)	-	2,124	-
Stock options amortization	-	158	-	158
Restricted stock units expensed	-	9	-	9
As of September 30, 2014	$10,812	$8,154	$13,688	$32,654

Warrants

Warrant activity is summarized in the following table:

	Warrants outstanding	Fair value at issuance date	Weighted average exercise price per share	Weighted average remaining life (yrs.)	Intrinsic value

As of December 31, 2013	19,977,743	$12,936	$4.63	1.6	$-
Expired	(2,666,666)	(2,124)
As of September 30, 2014	17,311,077	$10,812	$4.79	1.0	$-

The 17,311,077 outstanding warrants expire in the following time frames 2,091,275 expire December 2014 and 15,219,802 expire in October 2015.

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or restricted stock units (“RSUs”) or restricted stock awards (“RSAs”) to our directors, officers, employees and consultants.  The combined maximum number of our Common Shares that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.    Options under the Plan are granted from time to time at the discretion of the Board of Directors of the Company (“Board”), with vesting periods and other terms as determined by the Board.  Stock-based compensation expense (benefit) for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Stock options	$35	$72	$158	$290
Restricted stock units	(616)	396	9	922
	$(581)	$468	$167	$1,212

The restricted stock cost recovery for the three months ended September 30, 2014 is due to the cancellation of RSUs that had been expensed in prior periods but did not satisfy the vesting conditions.  As of September 30, 2014, stock options and RSUs had unrecognized compensation expense of $26 and $1,218, respectively, which is expected to be recognized over a weighted average period of 4.25 and 1.63 years, respectively.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Stock Options

A summary of option activity under the Plan as of September 30, 2014 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average exercise price per option	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding - December 31, 2013	2,882,500	$1.79	3.07	$54
Granted	175,000	0.52
Cancelled/Forfeited	(125,000)	3.16
Expired	(675,000)	1.85
Outstanding - September 30, 2014	2,257,500	$1.60	3.27	$59

Exercisable - September 30, 2014	2,011,250	$1.75	3.15	$44

A summary of our unvested stock options as of September 30, 2014 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average grant-date fair value per option	Weighted average remaining amortization period (Years)
Unvested - December 31, 2013	738,750	$0.22
Granted	175,000
Vested	(667,500)
Unvested - September 30, 2014	246,250	$0.22	4.25

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

Nine Months Ended September 30, 2014
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

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Restricted Stock Units

The following table summarizes the RSU activity under the LTIP as of September 30, 2014 and changes during the years then ended:

	Number of units	Weighted average grant-date fair value per unit
Unvested - December 31, 2013	2,594,464	$2.00
Cancelled/forfeited	(288,391)	3.23
Granted	2,079,000	0.46
Unvested - September 30, 2014	4,385,073	$1.19

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date.  Other RSU awards vest subject to certain performance criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance.  The vesting period for time based RSUs is at least one year.

9.  Accumulated Other Comprehensive Income/(Loss)

	Accumulated other comprehensive income (loss)	Accumulated other comprehensive income (loss), net of tax
As of December 31, 2013	$(59)	$(50)
Other comprehensive income due to change in fair market value of marketable securities during period before reclassifications	46	39
Reclassifications due to realization of gain/loss on sale of marketable securities (1)	(24)	(20)
As of September 30, 2014	$(37)	$(31)

(1)	Reclassified to gain/(loss) on sale of marketable securities on the Condensed Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).

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

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

		Fair value at September 30, 2014
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$1,000	$1,000	$-
	Marketable securities	161	161	-
	Other investments (Midas Gold Shares)	8,060	8,060	-
	Mill equipment, held for sale	6,500	-	6,500

		Fair value at December 31, 2013
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$3,000	$3,000	$-
	Marketable securities	176	176	-
	Other investments (Midas Gold Shares)	20,990	20,990	-
	Mill equipment, held for sale	6,500	-	6,500

Our cash equivalent instruments, marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The Company incurred a Level 3 impairment loss on the mill equipment (Note 6) for the year ended December 31, 2013. This equipment was valued at $6,500 at December 31, 2013, based on a third party assessment of the projected sale value giving full consideration to current market conditions and an orderly sale process. This valuation was used to determine the Level 3 impairment charge taken in 2013. The mill equipment is categorized as assets held for sale on the Condensed Consolidated Balance Sheets.

At September 30, 2014, the assets classified within Level 3 of the fair value hierarchy represent 41% of the total assets measured at fair value. There have been no transfers between levels in 2014 nor have there been any changes in valuation techniques.

As of September 30, 2014, the Company also had the Amayapampa interest, comprised of a right to receive an NSR royalty on future gold production, if any, plus certain additional cash payments if the project successfully starts commercial production.  Under certain conditions, Amayapampa is subject to measurement at fair value on a non-recurring basis. Measurement at fair value in subsequent periods will be applicable if Amayapampa is determined to be impaired; however, no triggering events have occurred during the nine months ended September 30, 2014. If an impairment of the Amayapampa interest becomes necessary, such fair value measurement will be determined utilizing Level 3 inputs.

12.  Geographic and Segment Information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are focused principally in Australia and North America. We reported no revenues during the three and nine months ended September 30, 2014 and 2013.  Geographic location of mineral properties and plant and equipment is provided in Notes 5 and 6, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share amounts and exchange rates unless specified otherwise. References to C$ refer to Canadian currency, A$ to Australian currency and $ to United States currency.

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

Our principal asset is our flagship Mt Todd gold project in Northern Territory (“NT”), Australia.  We also hold 11.2% of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), non-core projects in Mexico and the United States, and royalty interests in projects in Bolivia and Indonesia.

Outlook

We do not currently generate operating cash flows. Our sources of financing in the past have been the issuance of our common shares, debt financing, sale of Midas Gold Shares, and the sale of non-core assets. The prices for gold equities, particularly those with early stage projects, have decreased steadily during the past few years, and capital raising has become more difficult for mining companies which do not have producing assets.  Consequently, raising sufficient amounts of capital on reasonable terms has become increasingly difficult. These conditions are expected to continue for the foreseeable future, and could affect our ability to raise sufficient capital on reasonable terms, if at all. We are committed to ensuring that the Company remains liquid through careful cost management and timely financing with priority given to non-dilutive sources such as the sale of our used mill equipment and monetization of other non-core assets.  However, there can be no assurance that we will be able to timely monetize our non-core assets at a value acceptable to us or at all.

Results from Operations

Summary

For the three and nine months ended September 30, 2014,  we focused principally on water management and related activities and on advancing the permitting process at our Mt Todd gold project in NT, Australia. In September 2014, we achieved a significant milestone with the successful completion of the Environmental Impact Statement (“EIS”) approval process for the Mt Todd project.    In addition to completing a pre-feasibility study and submitting a final environmental impact statement in the first half of 2013, in the second half of 2013 we introduced a range of cost cutting measures including the elimination of discretionary spending, downsizing the Company and voluntary reductions to cash compensation for senior management and for directors of the Company.

Consolidated net loss for the three months ended September 30, 2014 and 2013 was $4,908 and $3,027 or $0.06 and $0.04 per share, respectively.  Consolidated net loss for the nine months ended September 30, 2014 and 2013 was $8,967 and $51,448 or $0.11 and $0.63 per share, respectively.  The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $755 and $2,213 during the three months ended September 30, 2014 and 2013, respectively, and $3,176 and $15,220 during the nine months ended September 30, 2014 and 2013, respectively.  The lower 2014 costs were in part due to the cost reductions introduced through 2013 and the reversal of previously recognized stock-based compensation expense as a result of the cancellation of RSUs that had been expensed in prior periods but did not satisfy the vesting conditions. In addition, several capital intensive activities, including the preparation of the Mt Todd gold project pre-feasibility study and related activities, completion and submission of a final environmental impact statement and water treatment and discharge from the existing open pit were completed in early 2013.

Corporate administration

Corporate administration costs were $134, and $1,060 during the three months ended September 30, 2014 and 2013, respectively, and $2,497, and $4,195 during the nine months ended September 30, 2014 and 2013, respectively.  The decrease in 2014 was primarily attributable to cost cutting initiatives introduced through 2013 and the reversal of previously recognized stock-based compensation expense as a result of the cancellation of RSUs that had been expensed in prior periods but did not satisfy the vesting conditions.

Non-operating income and expenses

Unrealized Gain/(Loss) on Other Investments

Unrealized gain/(loss) on other investments was $(3,792) and $4,547 for the three months ended September 30, 2014 and 2013, respectively, and $(2,370) and $(42,775) for the nine months ended September 30, 2014 and 2013, respectively.  These amounts are the result of changes in fair value of our Midas Gold Shares.  The Company also holds approximately half the number of Midas Gold Shares in 2014 compared to 2013.

Deferred Income Tax Benefit/(Expense)

Normal market changes in the fair value of our Midas Gold Shares result in fluctuations in the deferred income tax benefit/(expense). The 2014 deferred tax liability related to the unrealized gain arising from the change in the fair value of our Midas Gold Shares was offset by our deferred tax assets associated with our net operating losses in the U.S. net of a valuation allowance.   The nine months ended September 30, 2013 deferred income tax benefit of $15,373 was principally related to the unrealized loss arising from the change in fair value of our Midas Gold Shares.

 Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $5,511 and $21,476 for the nine months ended September 30, 2014 and 2013, respectively.  The decrease is primarily the result of changes in operating expenses as discussed in “Results from Operations” above and is consistent with our prior guidance.

Investing Activities

Net cash provided by investing activities of $11,642 for the nine months ended September 30, 2014 was mainly due to the sale of 16,000,000 Midas Gold Shares for gross proceeds of $11,640. Net cash used in investing activities of  $2,113 for the nine months ended September 30, 2013 was primarily due to additions to plant and equipment of $2,290 at our Mt Todd gold project.

Financing Activities

Net cash used in financing activities was $6,344 for the nine months ended September 30, 2014 was primarily a result of the repayment of the loan facility entered into in 2013 (the “2013 Facility”).

Net cash provided by financing activities was $9,637 for the nine months ended September 30, 2013 was primarily due to the draw-down of the 2013 Facility.

Liquidity and Capital Resources

At September 30, 2014, we had working capital of $11,083 compared with working capital of $8,622 at December 31, 2013, representing an increase of $2,461. Our working capital increased primarily due to the reclassification of our Midas Gold Shares to current assets from non-current assets and receipt of proceeds from the sale of 16,000,000 Midas Gold Shares during the period, offset by the use of cash to fund operations and to repay debt.  Included in the September 30, 2014, $11,083 working capital amount is $5,262 of cash and cash equivalents. Included in the December 31, 2013, $8,622 working capital amount is $5,475 of cash and cash equivalents.

Since late 2012, capital raising through the issuance of common shares has become more difficult for junior mining companies which do not have producing assets, and these conditions are expected to continue for the foreseeable future. During this period, the Company cut costs significantly and successfully financed itself through the use of debt, which was subsequently fully repaid, the optioning and sale of non-core assets, and the sale approximately 50% of our position in Midas Gold Corp.  Going forward, management remains committed to maintaining similar efforts to manage costs and ensure liquidity.

The Company’s cash burn rate has been dramatically reduced since 2013 ($5,511 vs $21,476 for the nine months ended September 30, 2014 and 2013, respectively) as several cash intensive programs at the Mt Todd gold project such as water treatment, preparation and submission of a final environmental impact statement, and preparation of the preliminary feasibility study have been completed. In addition, since 2013 several significant cost cutting measures were introduced, including a reduction of management positions, reductions in cash compensation for executives, senior management and the Company’s Board of Directors, and the delay or elimination of discretionary programs, including exploration activities. The Company remains committed to continued cost reduction efforts where appropriate taking into consideration our safety, regulatory and environmental responsibilities; however, the magnitude of future cost cuts is expected to diminish from 2014 levels.

The Government of the Northern Territory of Australia (the “NT Government”) has committed to non-recourse funding for the first year of a proposed multi-year program with the objective of reducing the inventory of acidic metalliferous water at the Mt Todd site by 70%.  The Company is currently working with the NT Government on detailed plans and budgets for the execution of this work.  The scope of the initial program to be funded by the NT Government between now and approximately the end of July 2015 includes the imminent start of additional water treatment, which is to be followed by the discharge of remediated water in accordance with the applicable permits, subsequent environmental monitoring, analysis and reporting, and evaluations designed to aid in the definition of the scope of work for subsequent years’ programs. The NT Government’s funding mitigates the Company’s risk of incurring material unexpected environmental expenditures through 2015.

We expect our Company-wide cash burn rate to average $1,500 to $1,750 per quarter through 2015, assuming a normal 2014-2015 wet season in the NT. We believe our current cash position will be sufficient to fund the Company well into the second quarter of 2015, at which time the Company will need additional funding.

Our sources of financing include the $500 option payment which we expect to receive, when due, in January 2015 pursuant to the Guadalupe de los Reyes gold/silver project option agreement with Cangold Limited (see Note 5 to the unaudited condensed consolidated financial statements).  In addition, we will continue to seek additional financing with priority given to non-dilutive sources such as the sale of our used mill equipment and other non-core assets. There can be no assurance that we will receive the payment from Cangold Limited  or be able to timely monetize our mill equipment or other non-core assets at a value acceptable to us or at all. If sufficient capital is not available from these sources, we believe that the Company’s ‘other investments’ (see Note 4 to the unaudited condensed consolidated financial statements), which could be liquidated after February 15, 2015, could provide access to sufficient funding for us to operate well into 2016.

A recent announcement by Invecture Group, S.A. de C.V. (“Invecture”) has introduced substantial doubt that the Company will receive the $6,000 payment in January 2015 related to the 2013 sale of the Los Cardones project (see Notes 5 to the unaudited condensed consolidated financial statements). The Company’s financing plans as discussed above do not currently include future proceeds from the sale of the Los Cardones project.

The continuing viability of the Company is dependent upon our ability to secure sufficient funding and ultimately to generate future profits from operations. The underlying value and recoverability of the amounts shown as mineral properties, plant and equipment, assets held for sale, investments and other property interests in our condensed consolidated balance sheets are dependent on our ability to fund exploration and development activities that could lead to profitable production or proceeds from the disposition of these assets. There can be no assurance that we will be successful in disposing of these assets or securing additional funding on terms acceptable to us or at all or developing profitable operations in the future.  Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not be able to continue as a going concern.

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair value at September 30, 2014
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$1,000	$1,000	$-
	Marketable securities	161	161	-
	Other investments (Midas Gold Shares)	8,060	8,060	-
	Mill equipment, held for sale	6,500	-	6,500

		Fair value at December 31, 2013
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$3,000	$3,000	$-
	Marketable securities	176	176	-
	Other investments (Midas Gold Shares)	20,990	20,990	-
	Mill equipment, held for sale	6,500	-	6,500

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

At September 30, 2014, the assets classified within Level 3 of the fair value hierarchy represent 41% of the total assets measured at fair value. There have been no transfers between levels in 2014 nor have there been any changes in valuation techniques.

As of September 30, 2014, the Company also had the Amayapampa interest, comprised of a right to receive an NSR royalty on future gold production, if any, plus certain additional cash payments if the project successfully starts commercial production.  Under certain conditions, Amayapampa is subject to measurement at fair value on a non-recurring basis. Measurement at fair value in subsequent periods will be applicable if Amayapampa is determined to be impaired; however, no triggering events have occurred during the nine months ended September 30, 2014. If an impairment of the Amayapampa interest becomes necessary, such fair value measurement will be determined utilizing Level 3 inputs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this quarterly report on Form 10-Q.

Contractual Obligations

At December 31, 2013, our contractual obligation consisted of our 2013 Facility, discussed above, and such obligation is recorded in our Condensed Consolidated Balance Sheets.  The 2013 Facility was paid in full as of March 31, 2014.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

The focus of our activities at the Mt Todd gold project during 2014 has been principally on obtaining the approval of the EIS, which was received during September 2014, identifying and evaluating project optimization opportunities, and care and maintenance activities related to the mineral licenses and exploration licenses.

The current gold price does not justify completion of the feasibility study or the development of the project at this time. However, with the completion of the EIS, the permitting risk is substantially reduced and the development timeline at Mt Todd is well defined. We are now very well positioned, subject to a sustained improvement in gold prices, to move forward quickly with the completion of the Mt Todd gold project feasibility study.  We estimate that the feasibility study could be completed within six months of its commencement and at a cost of approximately $2,500.

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

Pursuant to the terms of the Option Agreement, Vista has granted Cangold the right to earn a 70% interest in the Guadalupe de los Reyes gold/silver project by:

•

making payments totaling $5,000 in five payments over a three-year period, with payments totaling $1,000 in the first year ($150  of which was paid at signing and $350 of which was received in September 2014 per the terms of the Option Agreement), $1,500 in the second year and $2,500 in the third year;

•	operating the Guadalupe de los Reyes gold/silver project and maintaining in good standing the concessions comprising the Guadalupe de los Reyes gold/silver project; and
•	fulfilling all of the obligations of MGS to the Ejido La Tasajera (the “Ejido”) as set out in the temporary occupation contract between MGS and the Ejido.

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

Los Cardones Gold Project

During October 2013, we and the Purchasers entered into agreements for the Los Cardones Sale to the Purchasers for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 of which was payable January 2014 (the “Subsequent Payment”) subject to the Purchasers’ option to elect to not make the Subsequent Payment).  In January 2014, the due date for the Subsequent Payment was extended to July 31, 2014 for additional consideration of $250 payable on July 31, 2014 (the “First Extension”). As a result of permitting delays, we and the Purchasers agreed to an additional extension of the due date of the Subsequent Payment to January 30, 2015 (the “Second Extension”) for additional consideration of $250.     The Company received a cash payment of $500 comprising the aggregate consideration for granting the First Extension and the Second Extension during August 2014.  If the Purchasers elect to not make the Subsequent Payment, we will retain the all payments already received and 100% of the Los Cardones gold project will be returned to us.  In October 2014, Invecture announced that the Los Cardones gold project in Baja California Sur, Mexico, has been suspended because the conditions for its development are not favorable at this time.  This announcement has introduced substantial doubt that the Subsequent Payment will be made by January 30, 2015.

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

•	the Company’s ability to sustain its current cash burn rate at $1,500 to $1,750 per quarter through 2015;

•	the potential monetization of our non-core assets, including our mill equipment which is for sale;

•	the receipt by the Company of all of the $4,500 of option payments related to the Guadalupe de los Reyes gold/silver project Option Agreement;

•	the receipt by the Company of the $6,000 payment for the sale of the Los Cardones gold project;

•	estimates of future operating and financial performance;

•	the NT Government sharing the cost of management of water and associated environmental monitoring at the Mt Todd gold project;

•	potential funding requirements and sources of capital, including near-term sources of additional cash;

•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;

•	our estimates of our future cash position;
•	our intention to continue cost reduction efforts;
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

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by the Board; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; current market conditions and project development plans. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “will,” “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

•	our ability to raise additional capital on favorable terms, if at all;

•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
•	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations and permits for our business, including its development plans and operating activities;
•	the NT Government not implementing the sharing of costs of management of water and associated environmental monitoring at the Mt Todd gold project;

•	the timing and results of a feasibility study on the Mt Todd gold project;
•	delays in commencement of construction at the Mt Todd gold project;
•	our ability to secure the permits for the Mt Todd gold project including the environmental impact statement;
•	likelihood that we will receive the final $6,000 payment from the Purchasers of the Los Cardones gold project sale;
•	receiving all of the $4,500 of option payments related to the Guadalupe de los Reyes gold/silver project option agreement;
•	increased costs that affect our operations or our financial condition;
•	our reliance on third parties to fulfill their obligations under our agreements;
•	whether projects not managed by us will comply with our standards or meet our objectives;
•	a shortage of skilled labor, equipment and supplies;
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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three and nine months ended September 30, 2014, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the nine months ended September 30, 2014, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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
10.1

Second Amending Agreement between Vista and RPG Structured Finance S.á.R.L, previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated July 31, 2014 and incorporated herein by reference (File No. 1-9025)

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

* - Filed herewith

 (1)    Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)for the three and nine months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: October 30, 2014	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: October 30, 2014	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer