Form 10-K
period 2014-12-31
VISTA GOLD CORP
filed 2015-03-03
CIK 783324

_____________________________________________________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

      Large Accelerated Filer ☐  Accelerated Filer ☒  Non-Accelerated Filer ☐Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $40,903,609

The number of shares of the Registrant’s Common Stock outstanding as of February 16, 2015 was 82,390,217.

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

In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a  mineral deposit in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic, technical and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically, technically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

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

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

Mineral resources that are not mineral reserves have no demonstrated economic viability.  The preliminary economic assessment on the Guadalupe de los Reyes gold/silver project is preliminary in nature and includes “inferred mineral resources” that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves.  There is no certainty that the value estimated in the preliminary economic assessment at the Guadalupe de los Reyes gold/silver project will ever be realized.

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

“clastic” refers to sedimentary rock (such as shale or siltstone) or sediment.  An accumulation of transported weathered debris.

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

“electrum” is a naturally occurring alloy of gold and silver.

“epithermal” refers to a type of lode deposit containing economic concentrations of gold, silver and, in some cases, base metals such as copper, lead and zinc which originates within 3,000 feet of the earth’s surface at a temperature range of 50-200 degrees centigrade.

“exploration stage enterprise”  refers to an issuer engaged in the search for mineral deposits (reserves) which are not in either the development or production stage, per SEC Industry Guide 7. A development stage enterprise is engaged in the preparation of an established, commercially minable deposit (reserve) which is not in the production stage. A production stage enterprise is engaged in the exploitation of commercially viable mineral deposits (reserves).

“facies” means the characteristics of a rock mass that reflects its depositional environment.

“fault” means a fracture in rock along which there has been displacement of the two sides parallel to the fracture.

“feasibility study” is a comprehensive technical and economic study of the selected development option for a mineral project that includes appropriately detailed assessments of realistically assumed mining, processing, metallurgical, economic, marketing, legal, environmental, social and governmental considerations together with any other relevant operational factors and detailed financial analysis, that are necessary to demonstrate at the time of reporting that extraction is reasonably justified or economically viable.

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

“greywackes” means fine-grained sandstone generally characterized by its hardness, dark color and poorly sorted angular grains of quarts, feldspar and small rock fragments set in a compact, clay-fine matrix.

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

“pyrrhotite” means a bronze-colored magnetic ferrous sulfide mineral consisting of iron and sulfur.

“pyrite” means a pale brass-yellow colored iron sulfide mineral consisting of iron and sulfur.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including all exhibits hereto and any documents that are incorporated by reference as set forth on the face page under “Documents incorporated by reference”, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this annual report on Form 10-K, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	the Company’s ability to sustain its cash requirements at $1,500 to $1,750 per quarter through 2015;

•	the potential monetization of our non-core assets, including our mill equipment which is for sale;

•	the receipt by the Company of all of the $4,000 of option payments related to the Guadalupe de los Reyes gold/silver project entered into by the Company and Cangold Limited;

•	estimates of future operating and financial performance;

•

the Government of the Northern Territory of Australia (“NT Government”) sharing the cost of management of water and associated environmental monitoring at the Mt Todd gold project and mitigating the Company’s risk of incurring material unexpected environmental expenditures through 2015;

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

•	our planned deferral of significant development programs until market conditions improve;
•	our potential ability to generate proceeds from operations or the disposition of our assets;
•	the timing, performance and results of feasibility studies;
•	plans and anticipated effects of holding 11.2% (reduced to 5.5% in March 2015) of the outstanding common shares of Midas Gold Corp. (“Midas Gold Shares”);
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	plans for evaluation and advancement of the Mt Todd gold project;
•	our ability to raise sufficient capital to complete a feasibility study of the Mt Todd gold project;
•	the feasibility of the Mt Todd gold project;
•	future business strategy, competitive strengths, goals and expansion and growth of our business;
•	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;
•	estimates of mineral reserves and mineral resources; and
•	our expectation that we will continue to be a passive foreign investment company (‘PFIC”) in the future.

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by the Company’s Board of Directors (the “Board”); our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; current market conditions and project development plans. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “will,” “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

•	our ability to raise additional capital on favorable terms, if at all;
•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
•	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations and permits for the Mt Todd gold project, including its development plans and operating activities;

•	the NT Government not continuing the sharing of costs of management of water and associated environmental monitoring at the Mt Todd gold project;

•	the timing and results of a feasibility study on the Mt Todd gold project;
•	delays in commencement of construction at the Mt Todd gold project;
•	our ability to secure the permits for the Mt Todd gold project;
•	receiving all of the $4,000 of option payments related to the Guadalupe de los Reyes gold/silver project option agreement;
•	increased costs that affect our operations or our financial condition;
•	our reliance on third parties to fulfill their obligations under our agreements;
•	whether projects not managed by us will comply with our standards or meet our objectives;
•	a shortage of skilled labor, equipment and supplies;
•

whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;

•	trading price of our securities and our ability to raise funds in new share offerings due to future sales of common shares in the public or private market;
•	the lack of dividend payments by us;
•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	the market price of the securities held by us;
•	our ability to timely monetize Midas Gold Shares;
•	our lack of production and experience in producing;
•	perception of environmental impact of the Mt Todd gold project;
•	reclamation liabilities, including reclamation requirements at the Mt Todd gold project;
•	our history of losses from operations;
•	future water supply issues at the Mt Todd gold project;
•	litigation or other legal claims;
•	environmental lawsuits;
•	lack of adequate insurance to cover potential liabilities;
•	our ability to attract, retain and hire key personnel;
•	fluctuations in the price of gold;
•	inherent hazards of mining exploration, development and operating activities;
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

PART I

ITEM 1.  BUSINESS.

Overview

Vista is engaged in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration.  We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work.

Our principal asset is our flagship Mt Todd gold project in Northern Territory (“NT”), Australia. We also hold 11.2% (reduced to 5.5% in March 2015) of the outstanding common shares of Midas Gold Corp., non-core projects in Mexico and the United States, and royalty interests in projects in Bolivia and Indonesia.

We do not produce gold and do not currently generate operating earnings. Through 2014, funding to explore our gold properties and to operate the Company was acquired primarily through debt financing and the sale of non-core assets. We expect to continue to raise capital mainly through the sale of non-core assets.  If we are unable to raise sufficient capital through these non-core asset sales, we would consider equity and/or debt financings.

Vista Gold Corp. was originally incorporated on November 28, 1983 under the name “Granges Exploration Ltd.” It amalgamated with Pecos Resources Ltd. during June 1985 and continued as Granges Exploration Ltd.  In June 1989, Granges Exploration Ltd. changed its name to Granges Inc.  Granges Inc. amalgamated with Hycroft Resources & Development Corporation during May 1995 and continued as Granges Inc. Effective November 1996, Da Capo Resources Ltd. and Granges, Inc. amalgamated under the name “Vista Gold Corp.” and, effective December 1997, Vista Gold continued from British Columbia to the Yukon Territory, Canada under the Business Corporations Act (Yukon Territory).  On June 11, 2013, Vista Gold continued from the Yukon Territory, Canada to the Province of British Columbia, Canada under the Business Corporations Act (British Columbia). The current addresses, telephone and facsimile numbers of our offices are:

Executive Office	Registered and Records Office
Suite 5 - 7961 Shaffer Parkway Littleton, Colorado, USA 80127 Telephone: (720) 981-1185 Facsimile: (720) 981-1186	1200 Waterfront Centre – 200 Burrard Street Vancouver, British Columbia, Canada V7X 1T2 Telephone: (604) 687-5744 Facsimile: (604) 687-1415

Corporate Organization Chart

The name, place of incorporation, continuance or organization and percent of equity securities that we own or control as of February 16,  2015 for each of its subsidiaries is set out below.

Employees

As of December 31, 2014, we had 13 employees globally. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

Geographic and Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Australia and North America.  We reported no revenues during 2014, 2013 and 2012.  Geographic location of mineral properties and plant and equipment is provided in Notes 5 and 6 to our Consolidated Financial Statements under the section heading “Item 8. Financial Statements” below.

Significant Developments in 2014

Mt Todd gold project

During February 2014, the NT Government extended its agreement with Vista for the Mt Todd gold project, which will now extend through the end of December, 2018.

During September 2014, the Environmental Impact Statement (“EIS’) for the Mt Todd gold project was approved.   The Environmental Protection Agency of the NT Government (“NTEPA”) has advised that it has assessed the environmental impacts of the Mt Todd gold mine and concluded that it can proceed, subject to a number of recommendations which are outlined in the assessment report.

The NT Government has committed to non-recourse funding for the first year of a proposed multi-year program with the objective of reducing the inventory of acidic metalliferous water at the Mt Todd site by 70%.   The scope of the initial program to be funded by the NT Government between December 2014 and approximately the end of July 2015 includes additional water treatment followed by the discharge of remediated water in accordance with the applicable permits and evaluations designed to aid in the definition of the scope of work for subsequent years’ programs.

See the section heading “Item 2. Properties – Mt Todd Gold Project, Northern Territory, Australia” below.

Guadalupe de los Reyes gold/silver project

During April 2014, we entered into an option agreement with Cangold Limited (“Cangold”) to sell our 100% interest in our Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico for a total of $8,000.

See the section heading “Item 2. Properties – Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico ” below.

Corporate

During February 2014, we completed the sale of 16,000,000 Midas Gold Corp. common shares for gross proceeds of $11,640.

During April 2014, we repaid our 2013 loan facility in full, well in advance of the March 2015 maturity date.

During July 2014, we filed a final short form base shelf prospectus with the securities commissions in each province and territory of Canada (other than Quebec) (the “Canadian Prospectus”) and we also filed  a Registration Statement on Form S-3, as amended, the United States Securities and Exchange Commission (collectively, the “Offering Documents”) to allow us to make offerings of common shares, warrants, subscription receipts or units for aggregate proceeds of up to $50,000 during the next three years to potential purchasers in the United States and during the next 25 months to potential purchasers in Canada (other than Quebec).  We have no current intention to immediately sell securities under the Offering Documents.  The Offering Documents preserve our ability to complete future financings for corporate growth and development in an efficient and flexible manner, if appropriate at the time.

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

Government Regulation

Our exploration and development activities are subject to various national, state, provincial and local laws and regulations in the United States, Mexico, Australia, and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate. Management of the Corporation is not aware of any current orders or directions relating to us with respect to the foregoing laws and regulations.

Australia Laws

Mineral projects in the Northern Territory are subject to Australian federal and Northern Territory laws and regulations regarding environmental matters and the discharge of hazardous wastes and materials. As with all mining projects, the Mt. Todd gold project would be expected to have a variety of environmental impacts should development proceed. We are required under Australian laws and regulations (federal, state and territorial) to acquire permits and other authorizations before the Mt. Todd gold project can be developed and mined. In Australia, environmental legislation plays a significant role in the mining industry. Various environmental documents, such as the EIS over the Mt. Todd gold project, covering studies on inter alia, air, water, pollution, hazardous and toxic wastes, reclamation of mining area, etc., must be prepared and submitted to the Northern Territory Minister For Natural Resources, Environment and Heritage and the Australian Government Minister For Sustainability, Environment, Water, Population and Communities for approval.  During September 2014, the EIS for the Mt Todd gold project was approved.  The NTEPA has advised that it has assessed the environmental impacts of the Mt Todd gold mine and concluded that it can proceed, subject to a number of recommendations which are outlined in the assessment report. We must also comply with Aboriginal heritage legislation requirements, which require heritage survey work to be undertaken prior to the commencement of mining operations. All these recommendations/conditions may result in the occurrence of significant pre-production costs and may delay the production activity of the Mt. Todd gold project.

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

During 2014, none of our project sites had any material non-compliance occurrences with any applicable environmental regulations.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2010	$1,421	$1,058	$1,225
2011	1,895	1,319	1,571
2012	1,792	1,540	1,669
2013	1,694	1,192	1,411
2014	1,385	1,142	1,266
2015 (to February 16, 2015)	1,296	1,172	1,250

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

Operating Risks

We cannot be assured that our Mt Todd gold project is feasible or that a feasibility study will accurately forecast operating results.

The Mt Todd gold project is our principal asset. Our future profitability depends largely on the economic feasibility of the project. Before arranging financing for the Mt Todd gold project, we will have to complete a feasibility study.  There can be no assurance that the results of the feasibility study will be positive or that such study will be completed when expected.  If the Mt Todd gold project feasibility study is favorable, and if the project can be financed, there is no assurance that actual production rates, revenues, capital and operating costs at the Mt Todd gold project will not vary unfavorably from the estimates and assumptions included in the feasibility study.

Our Mt Todd gold project requires substantial capital investment and we may be unable to raise sufficient capital on favorable terms or at all.

The construction and operation of our Mt Todd gold project will require significant capital. Our ability to raise sufficient capital will depend on several factors, including a favorable feasibility study, acquisition of the requisite permits, macroeconomic conditions, and future gold prices. Uncontrollable factors such as lower gold prices, unanticipated operating or permitting challenges, illiquidity in the debt markets or a further dislocation in the gold mining equity markets as experienced in recent years, could prohibit our ability to finance the Mt Todd gold project on acceptable terms, if at all.

If we decide to construct the mine at our Mt Todd gold project, we will be assuming certain reclamation obligations resulting in a material financial obligation.

The Mt Todd gold project site was not reclaimed when the original mine closed.  Although we are not currently responsible for the reclamation of these historical disturbances, we will accept full responsibility if and when we make a decision to finance and construct the mine.  At that time, we will be required to provide a bond in a form satisfactory to the NT Government (in whose jurisdiction the Mt Todd gold project is located) that would cover the prospective expense of the reclamation of the property.  In addition, the regulatory authorities may increase reclamation and bonding requirements from time to time.  The satisfaction of these bonding requirements and continuing or future reclamation obligations will require a significant amount of capital.

We may not be able to get the required permits to begin construction at our Mt Todd gold project in a timely manner or at all.

Any delay in acquiring the requisite permits, or failure to receive required governmental approvals could delay or prevent the start of construction of our Mt Todd gold project.  If we are unable to acquire permits to mine the property, then the project cannot be developed and operated; in addition it will have no reserves under SEC Industry Guide 7 and NI 43-101, which would result in an impairment of the carrying value of the project.

There may be other delays in the construction of our Mt Todd gold project.

Delays in commencement of construction could result from factors such as availability and performance of engineering and construction contractors, suppliers and consultants; availability of required equipment; and availability of capital. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, or financing could delay or prevent commencement of construction at the Mt Todd gold project. There can be no assurance of whether or when construction at the Mt Todd gold project will start or that the necessary personnel, equipment or supplies will be available to the Company if and when construction is started.

Increased costs could impede our ability to become profitable.

In the past several years, costs associated with capital and operating expenditures have escalated on an industry-wide basis.  Costs at any particular mining location frequently are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy, and revisions to mine plans in response to the physical shape and location of the ore body.  In addition, costs are affected by the price of commodities, fuel, electricity, operating supplies and labor. These costs are at times subject to volatile price movements, including increases that could make future production at our Mt Todd gold project less profitable or uneconomic. This could have a material adverse effect on our financial condition, cash flows and results of operations.

We cannot be assured that we will have an adequate water supply at our Mt Todd gold project.

Water at the Mt Todd gold project is expected to be provided from a fresh water reservoir which is fed by seasonal rains. Drought or drought-like conditions in the area feeding the reservoir could limit or extinguish this water supply, and all operations would have to stop until the water supply is replenished.

We could be subject to litigation or other legal claims.

Our assets or our business activities may be subject to disputes that may result in litigation or other legal claims. We may be required to respond to or defend against these claims which will divert resources away from our principal business. There can be no assurance that our defense of such claims would be successful, and we may be required to make material settlements. This could have a material adverse effect on our financial condition and cash flows, results of operations, and corporate reputation.

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

Our exploration and development interests are subject to evolving environmental regulations.

Our property and royalty interests are subject to environmental regulation. Environmental legislation is becoming more restrictive in some countries or jurisdictions in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our interest. Currently, our property and royalty interests are subject to government environmental regulations in Australia, Bolivia, Indonesia, Mexico and the U.S.

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

There may be challenges to our title to our mineral properties. If there are title defects with respect to any of our  properties, we may be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues could divert Company resources from our core strategies.

Our property and royalty interests in Mexico, Bolivia and Indonesia are subject to risks from political and economic instability.

We have property and royalty interests in Bolivia, Mexico and Indonesia that may be affected by risks associated with political or economic instability in those countries. The risks include, but are not limited to, military repression, extreme fluctuations in currency exchange rates, labor instability or militancy, mineral title irregularities and high rates of inflation. In addition, changes in mining or investment policies or shifts in political attitude in these countries may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted.

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

The value of our assets, our ability to raise capital and our future economic returns are substantially dependent on the price of gold. The gold price fluctuates on a daily basis and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

•	gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;
•	speculative short positions taken by significant investors or traders in gold;
•	the relative strength of the U.S. dollar;
•	expectations of the future rate of inflation;
•	interest rates;
•	changes to economic activity in the United States, China, India and other industrialized or developing countries;
•	geopolitical conflicts;
•	changes in jewelry, investment or industrial demand;
•	changes in supply from production, disinvestment and scrap; and
•	forward sales by producers in hedging or similar transactions.

A substantial or extended decline in the gold price could:

•	negatively impact our ability to raise capital on favorable terms, or at all;
•	jeopardize the development of our Mt Todd gold project;
•	reduce our existing estimated mineral resources and reserves by removing ores from these estimates that could not be economically processed at the lower gold price;
•	reduce the potential for future revenues from gold projects in which we have an interest;
•	reduce funds available to us for exploration with the result that we may not be able to further advance any of our projects; and
•	reduce the market value of our assets, including our investment in Midas Gold Shares and our royalty interests in projects in Bolivia and Indonesia.

We have a history of losses, and we do not expect to generate earnings from operations or pay dividends in the near term.

We are an Exploration Stage Enterprise.  As such, we devote our efforts to exploration, analysis and, if warranted, development of our projects.  We do not currently produce gold and do not currently generate operating earnings.  We finance our business activities principally by issuing equity and/or debt and selling non-core assets.

We have incurred losses in all periods since 1998, except for the year ended December 31, 2011, during which we recorded non-cash net gains. We expect to continue this trend of incurring losses for the foreseeable future. We have no history of paying dividends and we do not expect to pay dividends or to make any similar distribution in the foreseeable future.

We may be unable to raise additional capital on favorable terms, if at all.

Our exploration and, if warranted, development activities and the construction and start-up of any mining operation require substantial amounts of capital. We will have to raise additional funds from external sources in order to maintain and advance our Mt Todd gold project, to more fully explore the exploration licenses contiguous to the Mt Todd mining licenses, and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms, and, if additional financing is not available, we may have to substantially reduce or cease operations.

Our exploration and development activities or any acquisition activities may not be commercially successful.

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

The mining industry is intensely competitive in all of its phases. Some of our competitors are much larger, established mining companies with greater financial and technical resources than ours.  We compete with other mining companies for attractive mining claims, for capital, for equipment and supplies, for outside services and for qualified managerial and technical employees. Competition for capital has reduced the amount of capital available and increased the associated cost of raising capital.  If we are unable to raise sufficient capital, we will be unable to execute exploration and development programs or such programs may be reduced in scope, which is what we have done at our Mt Todd gold project, for example. Competition for equipment and supplies could result in shortage of necessary supplies and/or increased costs. Competition for outside services could result in increased costs, reduced quality of service and/or delays in completing services. If we cannot successfully retain or attract qualified employees, our ability to advance the development of the Mt Todd gold project, to attract necessary financing, to meet all of our environmental and regulatory responsibilities, or to take opportunities to improve our business, could be negatively affected. This could have a material adverse effect on our results of operations, cash flows, financial condition and corporate reputation.

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

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

Broad market and industry factors may adversely affect the price of our common stock, regardless of our actual operating performance.  Factors that could cause fluctuation in the price of our common stock may include, among other things:

•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the mining industry;
•	speculation about our business in the press or the investment community;
•	conditions or trends in our industry or the economy generally;
•	changes in the prices of gold;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	additions or departures of key personnel; and
•	sales of our common stock, including sales by our directors, officers or significant stockholders.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Currency fluctuations may adversely affect our costs.

We have property interests in Australia, Bolivia, Indonesia and Mexico.  Most costs are incurred in the local currency. The appreciation of the local currencies against the U.S. dollar effectively increases the cost of doing business in these countries. This could have the effect of increasing the amount of capital required to continue to explore and develop any project, and/or reducing the pace at which certain projects can be developed.

The Company is likely a “passive foreign investment company,” which will likely have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. shareholders of our common shares should be aware that the Company believes it was classified as a PFIC during the taxable year ended December 31, 2014, and based on current business plans and financial projections, management believes there is a significant likelihood that the Company will be a PFIC during the current taxable year.  If the Company is a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the Common Shares.  A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders.  U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election.  Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares.  A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein.  This paragraph is qualified in its entirety by the discussion below in Item 5 under the heading “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of Common Shares.

Industry Risks

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

Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate, and are subject to extensive environmental, health and safety laws and regulations.

As a result of public concern about the real or perceived detrimental effects of economic globalization and global climate impacts, businesses in general, and the mining industry in particular, face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that, as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, indigenous peoples, communities surrounding operations and the countries in which they operate, benefit and will continue to benefit from their commercial activities. The potential consequences of these pressures include reputational damage, legal suits, increased costs, increased social investment obligations and pressure to increase taxes and royalties payable to governments and communities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The following scientific and technical disclosures about the Mt Todd gold project and the Guadalupe de los Reyes gold/silver project have been reviewed and approved by Mr. John W. Rozelle, Senior Vice President of Vista.  Mr. Rozelle is a qualified person as defined by NI 43-101.

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

•

 “Inferred mineral resources” – we advise U.S. investors that although this term is recognized by Canadian regulations, the SEC does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic, technical and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of a feasibility study or pre-feasibility study, except in rare cases. The SEC normally only permits an issuer to report mineralization that does not constitute “reserves” as in-place tonnage and grade without reference to unit measures. U.S. investors are cautioned not to assume that any part or all of an inferred mineral resource exists or is economically or legally minable.

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

Units of measurement are reported by the qualified person in compiling reports on a project vary by country, Imperial units for properties in the U.S. and metric units for properties outside the U.S. We use the units of measurement as reported by the qualified persons in their respective reports, regardless of property location, in order to correspond to those units as reported by the qualified persons.

Mt Todd Gold Project, Northern Territory, Australia

Property Description and Location

In 2006, we acquired the concession rights to the Mt Todd gold project from the Deed Administrators for Pegasus Gold Australia Pty Ltd. (“Pegasus”), NT Government and the Jawoyn Association Aboriginal Corporation (“JAAC”). In 2014, the agreement was extended through the end of 2018. Mt Todd was an operating mine in the late 1990’s, but the project had been closed due to bankruptcy and was held by these organizations.  The failure of the project was primarily a result of inefficiencies in the comminution circuit, poor gold recoveries and low gold prices. We hold the Mt Todd gold project through our wholly-owned subsidiary Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”).

Gold mineralization in the Batman deposit at the project occurs in sheeted veins within silicified greywackes/shales/siltstones.  The Batman deposit strikes north-northeast and dips steeply to the east.  Higher grade zones of the deposit plunge to the south.  The core zone is approximately 200-250 meters wide and 1.6 km long, with several hanging wall structures providing additional width to the orebody.  Mineralization is open at depth as well as along strike, although the intensity of mineralization weakens to the north and south along strike.

The Mt Todd gold project is designed to be a conventional, large open-pit mining operation that will utilize large-scale mining equipment in a drill/blast/load/haul operation.  Ore is planned to be processed in a large comminution circuit consisting of a gyratory crusher, two cone crushers, two High Pressure Grinding Roll (“HPGR”) crushers, and three ball mills as discussed in greater detail below.  Vista plans to recover gold in a conventional carbon-in-leach (“CIL”) recovery circuit.

The Mt Todd gold project site was not reclaimed when the mine closed in the late 1990’s.  Liability for the reclamation of the environmental conditions existing prior to Vista’s involvement with the project remains the responsibility of the NT Government until 30 days after we have provided notice to the NT Government that we intend to take over and assume the management operation and rehabilitation of the Mt Todd gold project.  Vista will not give such notice until a production decision has been made, the project is fully permitted to construct the mine, and the necessary financing for construction has been arranged.

The Mt Todd gold project is located 56 kilometers by road northwest of Katherine, NT, Australia, and approximately 250 kilometers southeast of Darwin.  Access is by existing paved public roads and approximately four kilometers of paved private road. We control and maintain the private paved road.

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

Total land holdings controlled by Vista Gold Australia are approximately 140,000 hectares. A map showing the location of the mineral licenses (“MLs”) and exploration licenses (“ELs”) and a table with a list of MLs and ELS and the holding requirements follows.    Substantially all of the estimated mineral resources at Mt Todd are located in the Batman pit.

Mt Todd Land Holdings of Vista Gold Australia

License Name	Surface Area (hectares)	Location Description (UTM)	Location Date/ Grant Date	Expiration Date	Estimated Holding Requirements Annual Rent & Admin Fee (thousands of A$)	Annual Work Requirement (thousands of A$)	Annual Expenditure and Technical Reports Due
Mineral Licenses
MLN 1070	3,982	Mining License Block	March 5, 1993	March 4, 2018	76 (due March 4)	N/A	May 3
MLN 1071	1,327	centered at approximately	March 5, 1993	March 4, 2018	25 (due March 4)	N/A	May 3
MLN 1127	80	188555E, 435665N	March 5, 1993	March 4, 2018	2 (due March 4)	N/A	May 3
Subtotals	5,389				103	0

Exploration Licenses	Square Kms
EL 28321	198	Centered at approximately 806729E, 8429210N	May 3, 2011	May 2, 2017	5 (due May 2)	29	June 1
EL29882	556	Centered at approximately 189100E, 84520000N	September 16, 2013	September 15, 2019	35 (due September 15)	185	May 14
EL29886	596	Centered at approximately 200300E, 8452000N	September 16, 2013	September 15, 2019	40 (due September 15)	200	May 14
Subtotals	1,350				80	414

Totals A$					183	414
Totals US$ (exchange rate of A$1.00 = $0.78 on February 16, 2015)					142	321

The surface land in the area of the contiguous MLs and ELs (excluding EL28321) is freehold land owned by the JAAC.  Because the JAAC have title to the land, such land is not part of the lands classified by the government as indigenous lands, and as a result such lands are not subject to an Indigenous Land Use Agreement. Vista has a private agreement with the JAAC for the use of and access to the land.

In the terms of our agreement with the JAAC, we must offer  the JAAC the opportunity to establish a joint venture with Vista holding 90% and the JAAC holding a 10% participating interest in the Mt Todd gold project. In addition, the JAAC will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current MLs, and a 1% NSR royalty on other metals, subject to a minimum payment of A$50 per year.

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

Following the bankruptcy of the previous operator in the 1990’s, most of the processing equipment and facilities were removed from the site; but some basic infrastructure which may not be of any use in the proposed project is still in place, including project access control point, a small shop and office, the flotation plant building, and various concrete slabs and floors, as well as a fully functioning tailings impoundment facility that has capacity to store additional mill tailings, and a fresh water storage reservoir. In addition, a medium voltage power line supplies the site with electrical power, and a natural gas pipeline, used for power generation by the former operators, is still in place.  The Mt Todd gold project is located sufficiently close to the city of Katherine and the town of Pine Creek to allow for an easy commute for workers.

Because the Mt Todd gold project site was not reclaimed when the mine closed, the dumps and heap leach pad require ongoing care and maintenance, which we provide.  Precipitation on the waste dumps and heap leach pad have resulted in acid rock drainage which is controlled to the extent possible through collection in retention ponds, storage, pH adjustment and controlled release of acidic or treated water into the Edith River when water levels are high enough, in accordance with the waste discharge license.

Water Treatment

We completed the installation of a lime silo and slaker for water treatment in 2009. The treated water was initially stored in the existing tailings impoundment facility, but the above average rainfall experienced in the 2010-2011 wet season raised the level of water in the tailings impoundment facility which resulted in the suspension of water treatment.  In 2011, we started pumping water from the tailings impoundment facility into the Batman pit. Following extensive chemical and toxicological testwork, in 2012 we received authorization from the NT Government to in situ treat the water stored in the Batman Pit to neutralize the acidity and to precipitate the contained metals. In February 2013, we received a waste discharge license from the NT Government that authorizes the release of treated water from the Mt Todd gold project site during the wet season. We will have to dewater substantially all of the pit before mining operations can be started.

The NT Government has committed to non-recourse funding for the first year of a proposed multi-year program with the objective of reducing the inventory of acidic metalliferous water at the Mt Todd site by 70%.   The scope of the initial program to be funded by the NT Government between December 2014 and approximately the end of July 2015 includes additional water treatment followed by the discharge of remediated water in accordance with the applicable permits and evaluations designed to aid in the definition of the scope of work for subsequent years’ programs.

Geology, Mineralization, and Exploration

The Mt Todd gold project is situated within the southeastern portion of the Early Proterozoic Pine Creek Geosyncline. Meta-sediments, granitoids, basic intrusives, acid and intermediate volcanic rocks occur within this geological province.  Within the Mt Todd region, the oldest outcropping rocks are assigned to the Burrell Creek Formation.  These rocks consist primarily of interbedded greywackes, siltstones, and shales of turbidite affinity, which are interspersed with the minor volcanics.  The Burrell Creek Formation is overlain by interbedded greywackes, mudstones, tuffs, minor conglomerates, mafic to intermediate volcanics and banded ironstone of the Tollis Formation.  The Burrell Creek Formation and Tollis Formation comprise the Finniss River Group.  The Finniss River Group strata have been folded about northerly trending F1 fold axes.  The folds are closed to open style and have moderately westerly dipping axial planes with some sections being overturned.  A later north-south compression event resulted in east-west trending open style upright D2 folds.  The Finniss River Group has been regionally metamorphosed to lower green schist facies.  Late and Post Orogenic granite intrusions of the Cullen Batholith occurred from 1789 Ma to 1730 Ma, and brought about local contact metamorphism to hornblende hornfels facies.

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

Preliminary Feasibility Study, May 2013

In May 2013, we completed a pre-feasibility study (the “PFS”) at our Mt Todd gold project in NT, Australia pursuant to NI 43-101.  The technical report was filed on SEDAR on June 28, 2013, and furnished on EDGAR on July 5, 2013, and is entitled “NI 43-101 Technical Report - Mt Todd Gold Project 50,000 tpd Preliminary Feasibility Study – Northern Territory, Australia” and was issued on June 28, 2013 with an effective date of May 29, 2013.

The PFS evaluates two development scenarios including a 50,000 tpd project that develops more of the Mt Todd resource (the “Base Case”) and generates a larger Net Present Value (“NPV”) and a smaller and higher-grade 33,000 tpd project that focuses on maximizing return and operating margins (the “Alternate Case”).

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

Base Case Scenario Presented in PFS

Highlights of the PFS Base Case scenario are presented in the table below:

Base Case (50,000 tpd) @ $1,450/oz Au	Years 1-5		Life of Mine (13 years)
	Annual Average	Total	Annual Average	Total
Average Milled Grade (g Au/t)	1.03		0.82
Payable Gold (000's ozs)	481	2,407	370	4,808
Gold Recovery	82.0%		81.5%
Cash Costs ($/oz)	$662		$773
Strip Ratio (waste:ore)	2.5		2.7
Initial Capital ($ millions)			$1,046
Pre-tax NPV 5% ($ millions)			$1,094
After-tax NPV 5% ($ millions)			$591
IRR (Pre-tax/After-tax)			21.8% / 15.9%
After-tax Payback (Production Years)			3.5

    Note: Economics presented using $1,450/oz gold and a flat $1.00 USD : $1.00 AUD exchange rare and assumes deferral of certain Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

The following table provides additional details of the Mt Todd gold project’s Base Case economics at variable gold price and Australian dollar assumptions:

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

The following table presents a breakdown of Base Case operating costs. The project includes a 76MW gas-fired power plant in the initial capital.  The Base Case project consumes all power generated during the operating life. Self-generated power creates significant savings in operating costs compared to a grid-sourced power solution. During the four years of reclamation and closure, the PFS assumes we will continue to generate power and will sell that power into the NT electrical grid, for which there is a known market and indicative purchase rates have been provided by the government-owned utility.

Operating Cost - Base Case (50,000 tpd)	First 5 Years		Life of Mine Cost
	Per tonne processed	Per ounce	Per tonne processed	Per ounce
Mining	$8.18	$302.30	$6.95	$321.88
Processing	$8.71	$321.47	$8.78	$406.86
Site General and Administrative	$0.49	$18.27	$0.50	$22.94
Jawoyn Royalty	$0.39	$14.50	$0.31	$14.50
Water Treatment	$0.07	$2.60	$0.10	$3.39
Refining Costs	$0.09	$3.19	$0.07	$3.19
Power Credit	-	-	-	-
Total Cash Costs	$17.93	$662.06	$16.70	$772.76
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

The following table highlights the Base Case production schedule:

Years	Ore Mined (kt)	Waste mined (kt)	Strip Ratio (W:O)	Milled Ore (kt)	Milled Grade (g Au/t)	Contained Ounces (kozs)	Mill Production (kozs)
(1)	11,764	24,761	2.1	-	-	-	-
1	28,101	33,803	1.2	17,799	1.24	708	580
2	20,983	55,290	2.6	17,750	0.92	525	430
3	23,941	78,227	3.3	17,750	1.07	613	502
4	18,285	71,608	3.9	17,750	0.82	471	386
5	29,066	58,329	2.0	17,799	1.08	620	508
6	7,561	71,279	9.4	17,750	0.71	408	334
7	4,777	54,405	11.4	17,750	0.55	312	256
8	7,078	45,482	6.4	17,750	0.53	301	247
9	10,700	38,710	3.6	17,799	0.57	325	266
10	24,331	27,864	1.1	17,750	0.83	473	388
11	22,861	2,592	0.1	17,750	1.14	653	535
12	-	-	-	17,750	0.57	324	258
13	-	-	-	9,659	0.54	168	117
Total	209,451	562,349	2.7	222,805	0.82	5,901	4,808

Note: Amounts may not add due to rounding. Total milled ore includes material from the heap leach pad that is processed at the end of the mine life.

The table below illustrates the updated reserve and resource estimate for the Project.  The effective date of the Batman deposit resource estimate is March 18, 2013.  The effective date of the heap leach resource estimate is May 29, 2013.

Mt. Todd Gold Project Reserves, Base Case (50,000 tpd) 0.40 g Au/t cut-off. Reserves calculated at $1,360 per ounce of gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
	Tonnes (000s)	Grade (g Au/t)	Contained Ounces	Tonnes (000s)	Grade (g Au/t)	Contained Ounces	Tonnes (000s)	Grade (g/t)	Contained Ounces	Tonnes (000s)	Grade (g Au/t)	Contained Ounces
Proven	72,495	0.88	2,057	-	-	-	-	-	-	72,495	0.88	2,057
Probable	136,955	0.82	3,612	13,354	0.54	232	-	-	-	150,309	0.80	3,844
Total	209,451	0.84	5,669	13,354	0.54	232	-	-	-	222,805	0.82	5,901

Mt. Todd Gold Project Resources Base Case (50,000 tpd)

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
	Tonnes (000s)	Grade (g Au/t)	Contained Ounces	Tonnes (000s)	Grade (g Au/t)	Contained Ounces	Tonnes (000s)	Grade (g Au/t)	Contained Ounces	Tonnes (000s)	Grade (g Au/t)	Contained Ounces
Measured	77,793	0.88	2,193	-	-	-	571	0.98	18	78,364	0.88	2,211
Indicated	201,792	0.80	5,209	13,354	0.54	232	6,868	1	181	222,014	0.79	5,622
Total	279,585	0.82	7,401	13,354	0.54	232	7,439	0.83	199	300,378	0.81	7,832
Inferred	72,458	0.74	1,729	-	-	-	11,767	0.85	320	84,225	0.76	2,049

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

Alternative Case Scenario Presented in PFS

The key differences between the Base Case and the alternative case include:

•	a 33,000 tpd processing facility versus a 50,000 tpd facility in the Base Case with associated lower mining rates and a smaller fleet; and
•	an ultimate pit design based on a reserve pit shell of $925/oz versus $1,360/oz in the Base Case and the application of a higher cut-off grade (0.45g Au/t versus 0.40g Au/t).

Highlights of the PFS alternative case scenario are presented in the table below:

Alternate Case (33,000 tpd) @ $1,450/oz Au	Years 1-5		Life of Mine (11 years)
	Annual Average	Total	Annual Average	Total
Average Milled Grade (g Au/t)	0.95		0.90
Payable Gold (000's ozs)	295	1,473	263	2,891
Gold Recovery	82.0%		81.2%
Cash Costs ($/oz)	$676		$684
Strip Ratio (waste:ore)	2.1		2
Initial Capital ($ millions)			$761
Pre-tax NPV 5% ($ millions)			$777
After-tax NPV 5% ($ millions)			$440
IRR (Pre-tax/After-tax)			22.1% / 16.9%
After-tax Payback (Production Years)			3.2

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

Operating Cost - Alternate Case (33,000 tpd)	First 5 Years		Life of Mine Cost
	Per tonne processed	Per ounce	Per tonne processed	Per ounce
Mining	$6.55	$260.99	$5.49	$234.75
Processing	$9.37	$373.32	$9.51	$406.86
Site General and Administrative	$0.74	$29.42	$0.74	$31.63
Jawoyn Royalty	$0.36	$14.50	$0.34	$4.50
Water Treatment	$0.08	$3.17	$0.11	$3.55
Refining Costs	$0.08	$3.19	$0.07	$3.19
Power Credit	($0.23)	($15.99)	($0.23)	($10.05)
Total Cash Costs	$16.97	$675.61	$15.99	$684.43
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

The table below highlights the Alternate Case production schedule:

Years	Ore Mined (kt)	Waste mined (kt)	Strip Ratio (W:O)	Milled Ore (kt)	Milled Grade (g Au/t)	Contained Ounces (kozs)	Mill Production (kozs)
(1)	3,407	8,483	2.5	-	-	-	-
1	16,872	23,714	1.4	11,747	1.35	509	417
2	12,013	23,611	2.0	11,715	0.86	323	265
3	17,775	22,960	1.3	11,715	1.16	438	359
4	4,921	35,191	7.2	11,715	0.63	237	194
5	10,331	24,062	2.3	11,747	0.77	289	237
6	17,311	23,934	1.4	11,715	1.17	442	361
7	2,681	31,629	11.8	11,715	0.65	245	201
8	8,501	22,889	2.7	11,715	0.73	277	227
9	12,597	6,209	0.5	11,747	0.99	375	308
10	3,964	49	-	11,715	0.83	314	244
11	-	-	-	6,482	0.54	113	79
Total	110,374	222,732	2.0	123,728	0.90	3,562	2,891

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

Twenty of the samples were subjected to Bond ball mill work index (“BWi”) tests, the SMC Test (drop-weight and specific gravity tests) as well as Compressive Strength Tests and Crushing Work Index tests.  The results of the BWi tests show an average BWi value of 26.2 kWh/t with a maximum value of 28.2 kWh/t and a minimum value of 23.6 kWh/t.

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

HPGR Selection

Our proposed comminution circuit incorporates the use of a large gyratory crusher and two large cone crushers for the primary and secondary stages, respectively, and contemplates the use of HPGRs as the third-stage of the crushing circuit.  Much of our test work has focused on evaluating and confirming the use of HPGRs.

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

Additionally, material crushed in the HPGR test resulted in approximately 10% of the HPGR product being fine enough to by-pass the ball mills entirely and proceed straight to the leach circuit.  Vista has incorporated this HPGR advantage in its comminution circuit design.

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

Existing Heap Leach Pad

In addition to analysis of freshly-mined material from the Batman deposit, Vista has analyzed the potential to incorporate nearly 13.4 million tonnes of material on the existing heap leach pad into the Mt Todd gold project.  The original Mt Todd gold project started as a heap leach operation with historic records indicating that the average grade of  material placed on the pad was 0.96 g Au/t.  Although the material was partially leached in the mid-1990s, Vista has drilled 24 air-rotary holes into the heap leach pad and assayed 361 samples, and created a 3D resource model that has an average grade of 0.54 g Au/t.

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

Infrastructure

Because the Mt Todd gold project was an operating mine, infrastructure exists that reduces initial capital expenditure and significantly reduces capital risk related to infrastructure construction, which has been a major source of capital overruns in the mining industry over the last decade.  Existing mining infrastructure items include:

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

Other benefits of the Mt Todd gold project’s  NT location include:

•	the Stuart highway – the main North / South highway in the NT is less than 15km from the project site;
•	rail line parallel to the Stuart highway; and

•	the regional center of Katherine (population approximately 12,000) less than 60 km from site and the NT capital of Darwin less than 300 km from the project site, which has port access.

Permitting

In June 2013, we completed and submitted an initial EIS to the NTEPA for review. This submission started concurrent agency review and public consultation periods, the latter of which completed during August 2013.  Following closure of the public consultation and agency review periods, the NTEPA provided a consolidated set of comments to us, which we responded to in a final EIS which was submitted for approval during November 2013.  During September 2014, the EIS was approved. In its formal notification to us (the “Assessment Report”), the NTEPA has advised that it has assessed the environmental impacts of the Mt Todd gold mine and concluded that it can proceed, subject to a number of recommendations which are outlined in the Assessment Report.

We have started planning for the submission of the documents for the authorization required under the Environmental Protection and Biodiversity Conservation Act 1999 (“EPBC Act”) and for the approval of the mine operating permit (known as the Mine Management Plan or “MMP”).  The NTEPA Assessment Report includes 28 recommendations which are to be addressed as part of the MMP.  Included in these recommendations are four that relate directly to the Gouldian Finch.  We estimate that authorization under the EPBC Act will require 3-4 months from the submission of documents and that approval of the MMP will require approximately 6 months from the submission of the plan.  At this time, we intend to undertake studies in the second quarter of 2015 for the EPBC Act authorization.  Preparation of the MMP will continue internally and we plan to have it ready to submit when there are signs of a sustained recovery in the gold market.

Exploration Potential

Based on airborne geophysical survey data, we have identified five magnetic targets within our controlled land holdings surrounding the Batman pit. The targets are distinct magnetic highs located within sedimentary rocks that should have a low magnetic signature.  These features are similar to those at Mt Todd, which, as a result of the included pyrrhotite, exhibits a strong magnetic high.

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

Based on Tetra Tech’s resource analysis, at a cut-off grade of 0.50 g Au/t, under SEC Industry Guide 7 guidelines, mineralized material for the Quigleys deposit is estimated at 6,076,000 tonnes grading 0.92 g Au/t.

Under CIM Definition Standards, at the same cut-off grade of 0.50 g Au/t, measured mineral resources are estimated at 511,000 tonnes grading 1.04 g Au/t, indicated mineral resources are estimated at 5,565,000 tonnes grading 0.91 g Au/t and inferred mineral resources are estimated at 9,416,000 tonnes grading 0.95 g Au/t. Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

2015 Project Plans

The focus of our activities at the Mt Todd gold project in 2015 will be principally on identifying and evaluating project optimization opportunities and care and maintenance activities related to the MLs and ELs.  The current gold price does not justify the development of the project at this time, nor the completion of the feasibility study.

No exploration is planned on the MLs and only minimal field mapping is planned for the ELs. Additional programs within these areas may be considered subject to available funding,

We remain positioned, subject to a sustained improvement in gold prices, to move forward quickly with the completion of the Mt Todd gold project feasibility study.  We estimate that the feasibility study could be completed within four to six months and at a cost of approximately $2,500.

The Mt Todd gold project is without known mineral reserves under SEC Industry Guide 7 and the proposed program at Mt Todd is exploratory in nature.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During January 2014, we announced that we signed a non-binding letter of intent (the “LOI”) to option our interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico (the “Guadalupe de los Reyes gold/silver project”) to Cangold Limited (“Cangold”).

The LOI provided that a non-refundable $50 payment be made during January 2014 to Vista for which Cangold was given a 90 day period of exclusivity (the “Exclusivity Period”) to complete due diligence and negotiate and enter into a definitive option agreement with Vista (the “Option Agreement”).

During April 2014, Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into the Option Agreement to option its interest in the Guadalupe de los Reyes gold/silver project to Cangold.

Pursuant to the terms of the Option Agreement, Vista has granted Cangold the right to earn a 70% interest in the Guadalupe de los Reyes gold/silver project by:

•

making payments totaling $5,000 in five payments over a three-year period, with payments totaling $1,000 in the first year (comprised of $500 received in 2014 and $500 received in February 2015 (postponed from January 2015)),  $1,500 in the second year and $2,500 in the third year;

•	operating the Guadalupe de los Reyes gold/silver project maintaining the concessions comprising the Guadalupe de los Reyes gold/silver project in good standing; and
•	fulfilling all of the obligations of MGS to the Ejido La Tasajera (the ”Ejido”) as set out in the temporary occupation contract between MGS and the Ejido.

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

Subject to Cangold earning a 70% interest in the Guadalupe de los Reyes gold/silver project,  MGS has granted Cangold the option to earn the remaining 30% interest in the Guadalupe de los Reyes gold/silver project, by notifying MGS of a production decision no later than the tenth anniversary of exercising the first option and by making a cash payment to Vista of $3,000 plus an additional cash payment based on a formula that includes the growth, if any, in estimated NI 43-101 compliant Measured and Indicated mineral resources of the Guadalupe de los Reyes gold/silver project, and the then prevailing spot gold price (“Escalator Payment”).

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

Property Description and Location

The Guadalupe de los Reyes gold/silver project is located in the State of Sinaloa, near the village of Guadalupe de los Reyes in western Mexico, approximately halfway between the cities of Mazatlan and Culiacan.  The project area is accessed by a 30-kilometer dirt road from Cosala, a city of approximately 17,000 inhabitants. The city of Cosala is connected to the cities of Mazatlan and Culiacan by a 55-kilometer paved highway plus 100 kilometers of toll freeway or by small aircraft from a local airstrip to international airports of Durango, Mazatlan and Culiacan.

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

The property is held through 37 federal mining concessions totaling about 6,310.9 hectares through our wholly-owned subsidiary MGS. A location map and table of mining concessions follows.

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
Martha 1
6 De Enero
Prolongacion Del Recuerdo
Approximate Area of Known Mineralization
Arcelia Isabel
Los Reyes Dos
Nueva
Esperanza
Los Reyes 4
Diez De Mayo
San Miguel
Prolongacion Del Recuerdo Dos
Elota Fraccion 6
Elota Fraccion 3
Elota Fraccion 9
La Victoria
Dolores
Elota Fraccion 7
Unpaved Access Road
Los Reyes Fraccion Oeste
Los Reyes Fraccion Sur
Elota
Vista Gold Corp. Property
Other Property

MEXICO
KILOMETERS
SINALOA
DURANGO
PACIFIC OCEAN
TAMEAPA
BADIRAGUATO
POTRERO
CULIACAN
NAVOLATO
ALTATA
COSTA RICA
EL SALADO
COSALA
EL DORADO
TASAJERA
LAS CRUCES
TANQUES
SAN JUAN
DIMAS
MAZATLAN
VILLA UNION
ROSARIO
ESCUINAPA
TOPIA
CAMEDERO
COACOYOLE
LA CIENEGA
Gaudalupe de los Reyes
MONTOROS
SANTIAGO PAPASQUIARO
BARRAZAS
SAPIORIES
ACATITA
TAYOLTITA
TENCHOQUELITE
EL SALTO
LOS ALTARES
15
40

VISTA GOLD CORP.

Guadalupe de los Reyes Project

 Mining Concessions at Guadalupe de los Reyes

	CONCESSION NAME	Serial Number	Surface Area (hectares)	Location date	Expiration date	Annual fees in Mexican Pesos ("MP")
	DIEZ DE MAYO	223401	0.1842	12/10/2004	10/12/2054	28
	PROLONGACION DEL RECUERDO	210497	91.4591	10/8/1999	7/10/2049	23,642
GAYTAN	PROLONGACION DEL RECUERDO DOS	209397	26.6798	4/9/1999	8/4/2049	6,898
	ARCELIA ISABEL	193499	60.3723	12/19/1991	12/18/2041	15,606
	DOLORES	180909	222.0385	8/6/1987	5/8/2037	57,394
	LA VICTORIA	210803	199.8708	11/30/1999	11/29/2049	51,664

	LOS REYES 2	214131	17.3662	8/10/2001	9/8/2051	4,490
	LOS REYES 3	214302	197.0000	9/6/2001	9/5/2051	50,922
	LOS REYES 4	217757	11.1640	8/13/2002	12/8/2052	2,886
	LOS REYES 5	216632	319.9852	5/17/2002	05/16/2052	82,710
DESARROLLOS	LOS REYES 6	225122	427.6609	7/22/2005	07/21/2055	62,816
MINEROS	LOS REYES 7	225123	4.8206	7/22/2005	07/21/2055	710
SAN LUIS	LOS REYES 8	226037	9.0000	11/15/2005	11/14/2055	1,322
	LOS REYES FRACCION OESTE	210703	476.9373	11/18/1999	11/17/2049	123,280
	LOS REYES FRACCION SUR	212758	598.0985	11/22/2000	7/10/2049	154,598
	LOS REYES FRACCION NORTE	212757	1334.4710	11/22/2000	7/10/2049	344,936

	NORMA	177858	150.0000	4/29/1986	04/28/2036	38,774
	NUEVA ESPERANZA	184912	33.0000	12/6/1989	5/12/2039	8,530
	SAN MIGUEL	185761	11.7455	12/14/1989	12/13/2039	3,036
	SAN MANUEL	188187	55.7681	11/22/1990	11/21/2040	14,416
	EL PADRE SANTO	196148	50.0000	7/16/1993	07/15/2043	12,926
REINA ISABEL	EL FAISAN	211471	2.6113	5/31/2000	03/30/2050	676
	SANTO NIÑO	211513	44.0549	5/31/2000	03/30/2050	11,388
	SAN PABLO	212752	11.1980	11/22/2000	11/21/2050	2,896
	SAN PEDRO	212753	9.0000	11/22/2000	11/21/2050	2,328
	PATRICIA	212775	26.2182	1/31/2001	01/30/2051	6,778
	MARTHA	213234	46.6801	4/10/2001	9/4/2051	12,066

	ELOTA	237661	947.6449	4/20/2011	04/19/2061	16,736
	ELOTA FRACCION 1	237662	905.5592	4/20/2011	04/19/2061	15,994
	ELOTA FRACCION 2	237663	3.2803	4/20/2011	04/19/2061	58
	ELOTA FRACCION 3	237664	2.7052	4/20/2011	04/19/2061	48
ELOTA	ELOTA FRACCION 4	237665	8.1142	4/20/2011	04/19/2061	144
	ELOTA FRACCION 5	237666	4.1698	4/20/2011	04/19/2061	74
	ELOTA FRACCION 6	237667	0.4779	4/20/2011	04/19/2061	10
	ELOTA FRACCION 7	237668	0.1535	4/20/2011	04/19/2061	4
	ELOTA FRACCION 8	237669	0.6546	4/20/2011	04/19/2061	12
	ELOTA FRACCION 9	237670	0.9503	4/20/2011	04/19/2061	18

	TOTAL AMOUNT MP					1,130,814

	TOTAL AMOUNT US$ (exchange rate of MP1.00 = $07 as of February 16, 2015					75,936

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

In 2003, we acquired a 100% interest in the Guadalupe de los Reyes gold/silver project and a data package associated with the project and general area.  In 2008, we acquired several concessions adjacent to our Guadalupe de los Reyes gold/silver project.  In 2011, we acquired several open fractions within our concession group. This consolidated our ownership of the known mineralization within the Guadalupe de los Reyes district.  The Guadalupe de los Reyes gold/silver project is subject to NSR royalties ranging from 0-5%.

Infrastructure

Electrical power is available in the village of Guadalupe de los Reyes, but there may not be sufficient capacity to support a mining operation. A trade-off study between on-site power generation and power capacity upgrades will be part of a future feasibility study. It is anticipated that ground-water wells would supply water for any future mine development. Operations personnel would be sourced from surrounding villages. Transportation of personnel will be addressed in future feasibility studies.

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

The PEA was completed by TetraTech MM, Inc. of Golden, Colorado, pursuant to NI 43-101. The PEA was completed by or under the supervision of Edwin C. Lips P.E., Dr. Rex Bryan, Vicki Scharnhorst P.E. and Erik Spiller, each independent Qualified Persons (as defined in NI 43-101). Mr. Lips, Dr. Bryan and Mr. Spiller have reviewed and approved the technical and scientific information contained in the PEA. Previous technical reports contain extensive geologic and technical information related to the deposit, on which this estimate relies. The last technical report was filed on SEDAR on November 29, 2012 and furnished on EDGAR on December 11, 2012, and is entitled "Technical Report Resource of Guadalupe de los Reyes Gold/Silver Project – Sinaloa, Mexico" and was issued on November 5, 2012.

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
Amounts may not add due to rounding.

Operating Costs

Operating cost estimates are summarized in the table below.

	Unit Cost Estimate
Item	$/t Mined	$/t Milled	Cash Costs $/Au Ounce Payable
Mining	1.31	16.61	223
Processing		23.48	315
General and Administrative		1.50	20
Environmental		0.50	7
Total (without silver credits)		42.06	564
Amounts may not add due to rounding.

Annual Production

Year	Ore Mined	Gold Grade	Contained Gold	Silver Grade	Contained Silver	Waste	Strip Ratio
	(kt)	(g Au/t)	(kozs)	(g Ag/t)	(kozs)	(kt)
(1)	2	1.69	0.11	16.79	1.08	895	447.5
1	540	1.89	32.79	12.35	214.42	2,698	5.0
2	540	1.89	32.79	12.35	214.42	2,698	5.0
3	540	1.89	32.79	12.35	214.42	2,698	5.0
4	540	3.51	60.93	34.20	593.84	3,592	6.7
5	540	1.69	29.35	16.79	291.51	4,058	7.5
6	540	1.69	29.35	16.79	291.51	4,058	7.5
7	540	1.69	29.35	16.79	291.51	4,058	7.5
8	540	1.48	25.67	26.31	456.83	46,935	8.6
9	540	1.57	27.22	38.43	667.19	7,479	13.9
10	540	2.54	44.08	99.51	1,727.57	15,444	28.6
11	104	2.54	8.49	99.51	332.72	12,215	117.5
Total/Avg	5,506	1.99	352.92	29.92	5,297.02	64,561	11.7

The Guadalupe de los Reyes gold/silver project is considered an immaterial project to the Company at this time. The Guadalupe de los Reyes gold/silver project is without known mineral reserves under SEC Industry Guide 7 and the Guadalupe de los Reyes gold/silver project is exploratory in nature.

Los Cardones Gold Project

During October 2013, we sold our 100% debt and equity participation in the Los Cardones gold project located in Baja California Sur, Mexico to Invecture Group, S.A. de C.V. (“Invecture”) and RPG Structrued Finance S.a.R.L. (together, the “Purchasers”) for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 was payable January 2014 (the “Subsequent Payment”) subject to the Purchasers’ option to elect to not make the Subsequent Payment).  If the Purchasers elect to not make the Subsequent Payment, we would retain all payments already received and 100% of the Los Cardones gold project would be returned to us. In January 2014, the due date for the Subsequent Payment was extended to July 31, 2014 (the “First Extension”) for additional consideration of $250 payable on July 31, 2014. As a result of permitting delays, we and the Purchasers agreed to an additional extension of the due date of the Subsequent Payment to January 30, 2015 (the “Second Extension”) for additional consideration of $250. The Company received a cash payment of $500 comprising the aggregate consideration for the grant of the First Extension and the Second Extension during August 2014. In October 2014, Invecture announced that the Los Cardones gold project, had been suspended because the conditions for its development were not favorable at that time.  Since making this announcement, there have been no apparent significant favorable changes to incentivize Invecture to lift the suspension. In January 2015, we agreed to amend the payment terms (the “Amendment”) of the acquisition of the Los Cardones gold project. Under the Amendment, the Company received a payment of $3,000 cash from the Purchasers as full and final payment for 100% of the Company’s interest in the project.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal year ended December 31, 2014, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Shares

The common shares of Vista Gold are listed on the NYSE MKT. The following table sets out the reported high and low sale prices on the NYSE MKT for the periods indicated as reported by the exchange.

		NYSE MKT
		High	Low
2013	1st quarter	$2.79	$1.60
	2nd quarter	2.19	0.95
	3rd quarter	1.15	0.45
	4th quarter	0.50	0.33
2014	1st quarter	0.78	0.40
	2nd quarter	0.59	0.37
	3rd quarter	0.54	0.41
	4th quarter	0.45	0.25

On February 13,  2015, the last reported sale price of the common shares of Vista Gold on the NYSE MKT was $0.37,  there were 82,390,217 Common Shares issued and outstanding, and we had approximately 722 registered shareholders of record.

Dividends

We have never paid dividends. The declaration and payment of future dividends, if any, will be determined by our Board and will depend on our earnings, financial condition, future cash requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 11. Executive Compensation” for information relating to our equity compensation plan.

Stock Performance Graph

The following graph compares the yearly percentage change in the Corporation's cumulative total shareholder return on its Common Shares with the cumulative total return of the S&P/TSX Composite Index and the S&P/TSX Global Gold Index for the last five financial years. This performance chart assumes that $100 was invested on December 31, 2009, in (i) the Corporation’s Common Shares at the closing price of the Common Shares on December 31, 2009;  (ii) the S&P/TSX Composite Index; and (iii) the S&P/TSX Global Gold Index.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Vista Gold Corp.	$ 100.00	$ 97.55	$ 125.31	$ 110.20	$ 15.51	$ 11.43
S&P/TSX	$ 100.00	$ 114.45	$ 101.78	$ 105.85	$ 108.41	$ 107.12
S&P/TSX Global Gold	$ 100.00	$ 126.03	$ 108.16	$ 91.65	$ 44.31	$ 38.05

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

Certain United States Federal Income Tax Considerations for U.S. Residents

There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of Common Shares or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our Common Shares or other securities, in particular, the tax consequences of the Company likely being a "passive foreign investment company" (commonly known as a “PFIC”) within the meaning of Section 1297 of the United States Internal Revenue Code.  See the section “Item 1A. – Risk Factors - The Company is likely a “passive foreign investment company”, which will likely have adverse U.S. federal income tax consequences for U.S. shareholders” above.

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2014, neither Vista nor any affiliate of Vista repurchased Common Shares of Vista registered under Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data in the table below has been selected in part, from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The selected financial data should be read in conjunction with those financial statements and the notes thereto.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Results of operations
Net income/(loss)	$(18,926)	$(59,488)	$(70,656)	$51,546	$(20,020)
Basic income/(loss) per share	(0.23)	(0.73)	(0.95)	0.75	(0.42)
Diluted income/(loss) per share	(0.23)	(0.73)	(0.95)	0.74	(0.42)
Financial position
Working capital	8,619	8,622	60,342	16,947	17,995
Total assets	28,026	53,094	133,065	180,603	82,972
Long-term debt and non-current liabilities	-	8,859	635	36,157	-
Shareholders' equity	25,283	43,013	101,343	141,223	58,342

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2014, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K.  See section heading “Note Regarding Forward-Looking Statements” above.

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

Vista’s principal asset is its flagship Mt Todd gold project in Northern Territory, Australia.  We also hold 11.2% (reduced to 5.5% in March 2015) of the outstanding common shares of Midas Gold Corp. (“Midas Gold Shares”), non-core projects in Mexico and the United States and royalty interests in projects in Bolivia and Indonesia

Outlook

We do not currently generate operating cash flows. Our sources of financing in the past have been the issuance of our common shares, debt financing, sale of Midas Gold Shares, and the sale of non-core assets. The prices for gold equities, particularly those with early stage projects, have decreased steadily during the past few years, and capital raising has become more difficult for mining companies which do not have producing assets.  Consequently, raising sufficient amounts of capital on reasonable terms has become increasingly difficult. These conditions are expected to continue for the foreseeable future, and could affect our ability to raise sufficient capital on reasonable terms, if at all. We are committed to ensuring that the Company remains liquid through careful cost management and timely financing with priority given to non-dilutive sources such as the sale of our used mill equipment and monetization of other non-core assets.  However, there can be no assurance that we will be able to timely monetize our non-core assets at values acceptable to us or at all.

Results from Operations

Summary

For the year ended December 31, 2014, we focused principally on water management and related activities and on advancing the permitting process at our Mt Todd gold project in NT, Australia. In September 2014, we achieved a significant milestone with the successful completion of the Environmental Impact Statement (“EIS”) approval process for the Mt Todd gold project.  In addition to completing a pre-feasibility study and submitting a final EIS in the first half of 2013, in the second half of 2013 we introduced a range of cost cutting measures including the elimination of discretionary spending, downsizing the Company and voluntary reductions to cash compensation for senior management and for directors of the Company.

Consolidated net loss for the years ended December 31, 2014, 2013 and 2012 was $18,926,  $59,488 and $70,656 or $0.23,  $0.73 and $0.95 per basic share, respectively.  The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $3,991, $15,600 and $27,536 during the years ended December 31, 2014, 2013 and 2012, respectively.  The steady downward trend in these costs is due to cost reductions introduced through 2013 and the completion in 2013 of several capital intensive activities which had started in 2012. This includes the Mt Todd gold project pre-feasibility study and related activities, permitting, and the September 2012 start of water treatment in the existing open pit.  We also completed a drilling program at our Guadalupe de los Reyes gold/silver project in early 2012.

Corporate administration

Corporate administration costs were $3,798, $5,528 and $8,096 during the years ended December 31, 2014, 2013, and 2012, respectively.  The steady downward trend in these costs is due to cost cutting initiatives introduced through 2013. The decrease in 2013 was primarily attributable to several cost cutting initiatives including staff reductions and voluntary compensation reductions.

Gain on disposal of mineral property

Pursuant to a joint venture agreement and an additional option agreement with Awak Mas Holdings Pty. Ltd. (“AM Holdings”) a subsidiary of One Asia, whereby AM Holdings had the right to earn an 80% interest in our Awak Mas gold project in Indonesia, in 2012 we received certain cash payments in excess of the carrying value of the project, which resulted in a realized gain of $2,934 during the year ended December 31, 2012. There were no similar transactions in 2013 or 2014.

Write-down of Amayapampa interest

In December 2014, the owner of the Amayapampa gold project completed the sale of 100% of the project to a private investor. Accordingly, we evaluated the carrying value of our interest in Amayapampa.  Given the frequency of ownership changes over the past several years, the conditions in the gold market, and the political climate in Bolivia, we concluded that there is no more than a remote possibility that the Amayapampa project will be successfully developed and operated within the foreseeable future; and an impairment amount equal to the $4,813 carrying value has been included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended December 31, 2014. There were no such charges for the years ended December 31, 2013 or 2012.

Write-down of mineral properties

During 2014, we completed a review of the permitting process and probable impediments to developing the Long Valley gold project, and concluded that the permitting process would consume an inordinate amount of our limited resources and time. Accordingly, we will not attempt to advance this project in the foreseeable future.  As a result, an impairment amount equal to the $750 carrying value has been taken for the year ended December 31, 2014.

During 2008, we entered into an option agreement to purchase land near the Los Cardones gold project.  Under the terms of the agreement, we had the option to pay $50 each year from 2008 through 2012 and $2,000 in 2013.  During 2012, we terminated the option agreement.  As a result, we recorded a write-down on mineral properties of $250 related to the option payments made in 2008 through 2012.

There were no similar charges in 2013.

Non-operating income and expenses

Unrealized Loss on Other Investments

Unrealized loss on other investments was $4,267, $48,499 and $50,363 for the years ended December 31, 2014,  2013 and 2012, respectively.  These amounts are substantially the result of changes in fair value of our Midas Gold Shares.  The Company also holds approximately half the number of Midas Gold Shares in 2014 compared to the number of shares held in 2013 due to the sale of Midas Gold Shares in February of 2014.

Write-down of property, plant and equipment

Impairment charges of $3,500 and $7,117 for the years ended December 31, 2013 and 2012, respectively, were primarily due to the write-down of the carrying value of the mill equipment to its estimated fair value, net of costs to sell and commissions, of $6,500 and $10,000, respectively, based on an independent assessment from a third party who has been contracted to sell the mill equipment on our behalf.  There were no such charges during the year ended December 31, 2014.

Deferred Income Tax Benefit/(Expense)

Fluctuations in the fair value of our Midas Gold Shares result in fluctuations in the deferred income tax benefit/(expense). The 2014 deferred tax benefit was offset by a valuation allowance.  The 2013 and 2012 deferred income tax benefit of $15,373 and $20,147, respectively, is principally related to the unrealized loss arising from the change in fair value of our Midas Gold Shares.

 Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $7,058,  $24,509 and $30,155 for the years ended December 31, 2014, 2013 and 2012, respectively.  The decrease is primarily the result of changes in operating expenses as discussed in “Results of Operations,” above.

Investing Activities

Net cash provided by investing activities of $11,641 for the year ended December 31, 2014 was primarily due to the sale of 16,000,000 Midas Gold Shares for net proceeds of $10,560 and $1,028 received from the Los Cardones sale and the Guadalupe de los Reyes Option Agreement.  Net cash provided by investing activities of $5,039 for the year ended December 31, 2013 was primarily due to receipt of $7,000 related to the sale of the Los Cardones project, offset by additions to plant and equipment of $2,199 at the Mt Todd gold project. Net cash provided by investing activities of $3,839 for the year ended December 31, 2012 was primarily due to receipt of $5,500 from agreements related to Awak Mas and Los Cardones projects, offset by additions to plant and equipment of $2,066, mainly at our Mt Todd gold project.

Financing Activities

Net cash used in financing activities was $6,344 for the year ended December 31, 2014 was a result of the repayment of the loan facility entered into in 2013 (the “2013 Facility”).

Net cash provided by financing activities was $6,664 for the year ended December 31, 2013 due to the 2013 Facility draw-down, net of repayments.

Net cash provided by financing activities was $26,724 for the year ended December 31, 2012.  We raised a net total of $24,472 from the July 2012 Offering and the December 2012 Offering (each as defined below).   In addition, we received a total of $2,252 from the exercise of warrants, compensation options and stock options.

During July 2012, we closed a private placement of 5,000,000 units (the “July 2012 Units”) for gross proceeds of $15,000 (the “July 2012 Offering”).  Each July 2012 Unit consisted of one common share in the capital of the Company and one-half of one common share purchase warrant (each full warrant, a “July 2012 Warrant”). Each July 2012 Warrant entitled the holder thereof to purchase one common share at a price of $3.60 per share (subject to adjustment in certain circumstances) and was exercisable for a period of 24 months from the closing of the July 2012 Offering.  In connection with the July 2012 Offering, we incurred $770 in commissions and other costs and issued a total of 166,667 compensation warrants to finders that provided services in respect of subscriptions for 3,333,334 July 2012 Units.  Each compensation warrant entitled the holder thereof to purchase one common share at a price of $3.18 per share (subject to adjustment in certain circumstances) for a period of 24 months from the closing of the July 2012 Offering.  On September 29, 2012, we filed a registration statement on Form S-3 related to the resale by the purchasers of the July 2012 Units of the Common Shares issued as part of the Units and Common Shares issuable upon exercise of the July 2012 Warrants and compensation

warrants.   All of the July 2012 Warrants expired, unexercised, in July 2014.

During December 2012, we closed a public offering of 4,182,550 units (the “December 2012 Units”), which included 545,550 December 2012 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, for gross proceeds of $11,500 (the “December 2012 Offering”).  Each December 2012 Unit consisted of one common share in the capital of the Company and one-half of one common share purchase warrant (each full warrant, a “December 2012 Warrant”).  Each December 2012 Warrant entitled the holder thereof to purchase one common share at a price of $3.30 per share (subject to adjustment in certain circumstances) and was exercisable for a period of 24 months from the closing of the December 2012 Offering.  In connection with the December 2012 Offering, the Company incurred approximately $1,258 in commissions and other costs. All of the December 2012 Warrants expired, unexercised, in December 2014.

Liquidity and Capital Resources

At December 31, 2014, we had working capital of $8,619 which approximated our working capital of $8,622 at December 31, 2013. Included in the December 31, 2014, $8,619 working capital amount is $3,714 of cash and cash equivalents. Included in the December 31, 2013, $8,622 working capital amount is $5,475 of cash and cash equivalents.

During February 2014, we completed the sale of 16,000,000 Midas Gold shares held by our subsidiary Vista Gold U.S. Inc. for net proceeds of $10,560.  Vista repaid the remaining balance of the 2013 Facility during 2014 from the proceeds received from the sale of the Midas Gold Shares.

During October 2014, Invecture announced that the Los Cardones gold project had been suspended, stating that conditions for its development were not favorable at that time. Since making this announcement, there have been no apparent significant favorable changes to incentivize Invecture to lift the suspension. During January 2015 we agreed to amend the payment terms (the “Amendment”) of the acquisition of the Los Cardones gold project. Under the Amendment, the Company received a payment of $3,000 cash from Invecture as full and final payment for 100% of the Company’s interest in the project.

Since late 2012, capital raising through the issuance of common shares has become more difficult for junior mining companies which do not have producing assets, and these conditions are expected to continue for the foreseeable future. During this period, the Company cut costs significantly and successfully financed itself through the use of debt, which was subsequently fully repaid, the optioning and sale of non-core assets, and the sale of approximately 50% of our position in Midas Gold Corp.  Going forward, management remains committed to maintaining similar efforts to manage costs and ensure liquidity.

The Company’s cash requirements have been dramatically reduced since 2013 ($7,058 vs $24,509) for the year ended December 31, 2014 and 2013, respectively) as several cash intensive programs at the Mt Todd gold project such as water treatment, preparation and submission of the final EIS, and preparation of the preliminary feasibility study have been completed. In addition, in 2013 several significant cost cutting measures were introduced, including a reduction of management positions, reductions in cash compensation for executives, senior management and the Company’s board of directors, and the delay or elimination of discretionary programs, including exploration activities. The Company remains committed to continued cost reduction efforts where appropriate, taking into consideration our safety, regulatory and environmental responsibilities; however, the magnitude of future cost cuts is expected to diminish from 2014 levels.

We expect our Company-wide cash requirements to average $1,500 to $1,750 per quarter through 2015, assuming no material discretionary programs and a normal 2014-2015 wet season in the NT. We believe our cash position as of December 31, 2014, together with the $3,000 payment received from Invecture in January 2015, the approximately $2,800 net proceeds receivable from the February 2015 sale of 8,000,000 Midas Gold Shares, and the $500 Guadalupe de los Reyes option payment received in February 2015, will be sufficient to fund the Company through most of 2016.

Potential future sources of financing include the $1,500 option payment which we expect to receive in 2016 pursuant to the Guadalupe de los Reyes option agreement.  In addition, we will continue to seek additional financing with priority given to non-dilutive sources such as the sale of our used mill equipment, other non-core assets, and our remaining Midas Gold Shares. There can be no assurance that we will receive the Guadalupe de los Reyes option payment from Cangold Limited or be able to timely monetize our mill equipment, other non-core assets, or our Midas Gold Shares at a value acceptable to us or at all.

The Government of the Northern Territory of Australia (the “NT Government”) has committed to non-recourse funding for the first year of a proposed multi-year program with the objective of reducing the inventory of acidic metalliferous water at the Mt Todd site by 70%.   The scope of the initial program to be funded by the NT Government between December 2014 and approximately the end of July 2015 includes additional water treatment followed by the discharge of remediated water in accordance with the applicable permits, subsequent environmental monitoring, analysis and reporting, and evaluations designed to aid in the definition of the scope of work for subsequent years’ programs. The NT Government’s funding mitigates the Company’s risk of incurring material unexpected environmental expenditures through 2015.

The continuing viability of the Company is dependent upon our ability to secure sufficient funding and ultimately to generate future profits from operations. The underlying value and recoverability of the amounts shown as mineral properties, plant and equipment, assets held for sale, investments and other property interests in our condensed consolidated balance sheets are dependent on our ability to fund exploration and development activities that could lead to profitable production or proceeds from the disposition of these assets. There can be no assurance that we will be successful in disposing of these assets or securing additional funding on terms acceptable to us or at all or developing profitable operations in the future.  Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not be able to continue as a going concern.

Fair Value Accounting

The following table sets forth the Company’s assets measured on a recurring basis at fair value by level within the fair value hierarchy (see Note 3 (Financial Instruments) to the consolidated financial statements). As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair value at December 31, 2014
		Total	Level 1	Level 3

Assets:
	Marketable securities	$137	$137	$-
	Other Investments (Midas Gold Shares)	6,163	6,163	-
	Mill Equipment	6,500	-	6,500

		Fair value at December 31, 2013
		Total	Level 1	Level 3

Assets:
	Cash equivalents	$3,000	$3,000	$-
	Marketable securities	176	176	-
	Other Investments (Midas Gold Shares)	20,990	20,990	-
	Amayapampa interest (Note 7)	4,813	-	4,813
	Mill Equipment	6,500	-	6,500

Our cash equivalent instruments, marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The Company incurred a Level 3 impairment loss on certain mill equipment (see Note 6 to the consolidated financial statements) for the years ended December 31, 2013 and 2012. This equipment was valued at $6,500 and $10,000, at December 31, 2013 and 2012, respectively, based on a third party assessment of the projected sale value, net of commissions and other costs to sell, given full consideration to current market conditions and an orderly sale process. This valuation was used to determine the Level 3 impairment charge taken in 2013 and 2012. The mill equipment is categorized as assets held for sale on the Consolidated Balance Sheets. There was no change in the fair value of the mill equipment for the year ended December 31, 2014.

During 2014, the Company wrote-off the Level 3 non-recurring carrying values of the Amayapampa interest (see Note 7 to the consolidated financial statements) and the Long Valley gold project (see Note 6 to the consolidated financial statements).

At December 31, 2014, the assets classified within Level 3 of the fair value hierarchy represent 51% of the total assets measured at fair value. There were no transfers between levels nor were there any changes in valuation methods in 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Contractual Obligations

At December 31, 2013, our material contractual obligation consisted of our 2013 Facility, discussed above, and such obligation is recorded in our Consolidated Balance Sheets as of December 31, 2013.  The 2013 Facility was fully repaid in 2014. We have no material contractual obligations as of December 31, 2014.

Summary of Quarterly Results

	4th quarter	3rd quarter	2nd quarter	1st quarter
2014
Revenue	$-	$-	$-	$-
Net income/(loss)	(9,959)	(4,908)	(2,919)	(1,140)
Basic income/(loss) per share	(0.12)	(0.06)	(0.04)	(0.01)
2013
Revenue	-	-	-	-
Net income/(loss)	(8,040)	(3,027)	(21,015)	(27,406)
Basic income/(loss) per share	(0.09)	(0.04)	(0.26)	(0.34)

Transactions with Related Parties

Agreement with Sierra Partners LLC

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra provided us with support for and analysis of our general corporate finance and strategy efforts. A founder and partner of Sierra is also one of our directors. As compensation for these services, we paid Sierra a monthly retainer fee of $10 for the duration of the agreement, which was terminated on August 31, 2013. We paid to Sierra $80 and $120 during the years ended December 31, 2013 and 2012, respectively.

Critical Accounting Policies and Recent Accounting Pronouncements

Critical accounting policies

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relating to capital costs of projects; mine closure and reclamation obligations; useful lives for asset depreciation purposes; valuation allowances for deferred tax assets; the fair value and accounting treatment of financial instruments including marketable securities and stock-based compensation; and asset impairments (including impairments long-lived assets and investments). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from these amounts estimated in these financial statements.

Foreign Currency Translation

Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other expense, net. For each of the years ended December 31, 2014, 2013 and 2012, we recorded insignificant net foreign currency losses.

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

Impairment

Carrying values of royalty interests and other long-lived assets, other than mineral properties, are evaluated for impairment at such time that information becomes available indicating that the carrying value may not be recoverable. If it is determined that the fair value is less than the carrying value an impairment charge equal to the difference between the fair value and the carrying value will be recorded in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

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

Warrants and Compensation Options

Warrants and compensation options issued are recorded at fair value using the Black-Scholes option pricing model.

Stock-Based Compensation

Under our stock option and long-term equity incentive plans, stock incentive options and restricted stock units may be granted to executives, employees, consultants and non-employee directors. Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) as a component of Exploration, property evaluation and holding costs and Corporate administration, with a corresponding increase to Additional paid-in capital in the Consolidated Balance Sheets. The fair values of the options are calculated using the Black-Scholes option pricing model and forfeiture rates based on historic trends. The expense is based on the fair values of the grant on the grant date and is recognized over the vesting period specified for each grant.

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

Our financial instruments include cash and cash equivalents, marketable securities, short- and long-term investments, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market and included in Level 1 of the fair value hierarchy.     Our other investments, comprised of Midas Gold shares, is accounted for using the fair value option based on quoted market prices in an active market and is included in Level 1 of the fair value hierarchy.

Recent accounting pronouncements

Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation

In June 2014, the FASB issued guidance related to financial statement presentation for development stage enterprises. The standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. As a result, we adopted this standard as of June 30, 2014 and eliminated since inception information from our financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors (the “Board”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework. Based upon its assessment, management concluded that, at December 31, 2014, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting at December 31, 2014 has been audited by EKS&H LLLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Vista Gold Corp.

Littleton, Colorado

We have audited the accompanying consolidated balance sheet of Vista Gold Corp. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of income/(loss) and comprehensive income/(loss), shareholders’ equity, and cash flows for the year then ended.  We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.  The consolidated financial statements of the Company for the year ended December 31, 2013, were audited by other auditors whose report, dated March 17, 2014, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vista Gold Corp. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

EKS&H LLLP

March 3, 2015

Denver, Colorado

Report of Independent Registered Public Accounting Firm

To the Shareholders of Vista Gold Corp.:

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of income/(loss) and comprehensive income/(loss), shareholders’ equity and cash flows for each of two years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of Vista Gold Corp. and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 “Liquidity” to the consolidated financial statements, the ability of the Company to implement its current business plan is dependent upon the Company successfully completing the various financing transactions it is currently pursuing.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

March 17, 2014 except for Note 2, as to which the date is June 3, 2014

VISTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$3,714	$5,475
Marketable securities, at fair value	137	176
Other investments, at fair value (Note 4)	6,163	-
Current deferred tax asset	-	2,353
Other current assets	1,348	1,840
Total current assets	11,362	9,844

Non-current assets:
Mineral properties (Note 5)	5,406	7,184
Plant and equipment, net (Note 6)	2,842	3,698
Assets held for sale (Note 6)	6,500	6,500
Amayapampa interest (Note 7)	-	4,813
Long-term investments (Note 4)	-	21,055
Long-term deferred tax asset	1,916	-
Total non-current assets	16,664	43,250

Total assets	$28,026	$53,094

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$457	$705
Accrued liabilities and other	370	517
Current deferred tax liability	1,916	-
Total current liabilities	2,743	1,222

Non-current liabilities:
Debt (Note 8)	-	6,506
Long-term deferred tax liability	-	2,353
Total non-current liabilities	-	8,859

Total liabilities	2,743	10,081

Commitments and contingencies – (Note 13)

Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares
outstanding: 2014 - 82,390,217 and 2013 - 82,275,217 (Note 9)	404,912	404,470
Additional paid-in capital (Note 10)	33,171	32,487
Accumulated other comprehensive income/(loss) (Note 11)	11	(59)
Accumulated deficit	(412,811)	(393,885)
Total shareholders' equity	25,283	43,013

Total liabilities and shareholders' equity	$28,026	$53,094

Approved by the Board of Directors

Racy A. S
/s/ John M. Clark John M. Clark Director	/s/ Tracy A. Stevenson Tracy A. Stevenson Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012
Operating income and (expenses):
Exploration, property evaluation and holding costs	$(3,991)	$(15,600)	$(27,536)
Corporate administration	(3,798)	(5,528)	(8,096)
Depreciation and amortization	(863)	(1,021)	(589)
Gain on disposal of mineral property, net	-	-	2,934
Write-down of Amayapampa interest (Note 7)	(4,813)	-	-
Write-down of mineral property (Note 5)	(750)	-	(250)
Total operating expense	(14,215)	(22,149)	(33,537)

Non-operating income and (expenses):
Gain/(loss) on sale of marketable securities	24	(54)	192
Unrealized loss on other investments (Note 4)	(4,267)	(48,499)	(50,363)
Realized gain on other investments (Note 4)	155	-	-
Write-down of marketable securities and long-term investments	(138)	(275)	(39)
Write-down of plant and equipment (Note 6)	-	(3,500)	(7,117)
Interest income	10	36	45
Interest expense	(78)	(547)	-
Other income/(expense)	(417)	127	16
Total non-operating expense	(4,711)	(52,712)	(57,266)

Loss from continuing operations before income taxes	(18,926)	(74,861)	(90,803)
Deferred income tax benefit	-	15,373	20,147
Net loss	$(18,926)	$(59,488)	$(70,656)

Other comprehensive income/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	70	(61)	(173)
Comprehensive loss	$(18,856)	$(59,549)	$(70,829)

Basic:
Weighted average number of shares outstanding	82,294,331	81,813,386	74,351,065
Net loss per share	$(0.23)	$(0.73)	$(0.95)
Diluted:
Weighted average number of shares outstanding	82,294,331	81,813,386	74,351,065
Net loss per share	$(0.23)	$(0.73)	$(0.95)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except share amounts)

	Common Shares	Common Shares Amount	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income/(loss)	Total shareholders' equity

Balance at December 31, 2011	71,503,883	$380,119	$24,670	$(263,741)	$175	$141,223

Shares issued, net of transaction costs	10,059,615	23,464	-	-	-	23,464
Warrants and options	-	-	7,485	-	-	7,485
Other comprehensive loss	-	-	-	-	(173)	(173)
Net income	-	-	-	(70,656)	-	(70,656)
Balance at December 31, 2012	81,563,498	$403,583	$32,155	$(334,397)	$2	$101,343

Shares issued, net of transaction costs	711,719	477	-	-	-	477
Warrants and options	-	410	332	-	-	742
Other comprehensive loss	-	-	-	-	(61)	(61)
Net loss	-	-	-	(59,488)	-	(59,488)
Balance at December 31, 2013	82,275,217	$404,470	$32,487	$(393,885)	$(59)	$43,013

Shares issued	115,000	-	-	-	-	-
Warrants and options	-	442	684	-	-	1,126
Other comprehensive income	-	-	-	-	70	70
Net loss	-	-	-	(18,926)	-	(18,926)
Balance at December 31, 2014	82,390,217	$404,912	$33,171	$(412,811)	$11	$25,283

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss for the period	$(18,926)	$(59,488)	$(70,656)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	863	1,021	589
Stock-based compensation	1,126	742	4,225
(Gain)/loss on disposal of marketable securities	(24)	54	(192)
Write-down of marketable securities and long-term investments	138	275	39
Gain on disposal of mineral property	-	-	(2,934)
Write-down of non-current assets	5,563	3,500	7,367
Unrealized (gain)/loss on other investments	4,267	48,499	50,363
Deferred tax (benefit)/expense	-	(15,373)	(20,147)
Other non-cash items	(162)	(298)	-
Change in working capital account items:
Other current assets	492	1,572	(1,786)
Accounts payable, accrued liabilities and other	(395)	(5,013)	2,977
Net cash used in operating activities	(7,058)	(24,509)	(30,155)

Cash flows from investing activities:
Proceeds from sale of marketable securities	60	168	494
Purchases of marketable securities	-	-	(153)
Proceeds from sale of other investments, net	10,560	-	-
Additions to plant and equipment	(7)	(2,199)	(2,066)
Proceeds from non-current asset disposals	1,028	-	5,500
Change in restricted cash	-	70	64
Proceeds from sale of mineral properties and plant and equipment	-	7,000	-
Net cash provided by investing activities	11,641	5,039	3,839

Cash flows from financing activities:
Net proceeds from equity financings	-	(13)	24,472
Net proceeds from debt issuances	0	9,637	-
Repayment of debt	(6,344)	(2,960)	-
Proceeds from exercise of warrants	-	-	1,425
Proceeds from exercise of compensation options	-	-	733
Proceeds from exercise of stock options	-	-	94
Net cash (used in)/provided by financing activities	(6,344)	6,664	26,724

Increase/(decrease) in cash and cash equivalents	(1,761)	(12,806)	408
Cash and cash equivalents, beginning of period	5,475	18,281	17,873
Cash and cash equivalents, end of period	$3,714	$5,475	$18,281

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

Our principal asset is our flagship Mt Todd gold project in Northern Territory (“NT”), Australia. We also hold 11.2% (reduced to 5.5% during March 2015, Note 19)  of the outstanding common shares of Midas Gold Corp. (“Midas Gold Shares”), non-core projects in Mexico and the United States and royalty interests in projects in Bolivia and Indonesia.

2. Liquidity

These audited consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. The continuing viability of the Company is dependent upon our ability to secure sufficient funding and ultimately to generate future profits from operations.  The underlying value and recoverability of the amounts shown as mineral properties, plant and equipment, assets held for sale, investments and other property interests in the condensed consolidated balance sheets are also dependent on our ability to continue to fund exploration and development activities that could lead to profitable production or proceeds from the disposition of these assets.  There can be no assurance that we will be successful in disposing of these assets, securing additional funding on terms acceptable to us or at all, or developing profitable operations in the future. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not be able to continue as a going concern.

The long-term viability of the Company is dependent upon our ability to secure sufficient funding and ultimately to generate future profits from operations. The underlying value and recoverability of the amounts shown as mineral properties, plant and equipment, assets held for sale, investments and other property interests in our condensed consolidated balance sheets are dependent on our ability to fund exploration and development activities that could lead to profitable production or proceeds from the disposition of these assets. There can be no assurance that we will be successful in disposing of these assets or securing additional funding on terms acceptable to us or at all or developing profitable operations in the future.

3.  Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Vista Gold Corp. and more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relating to capital costs of projects; mine closure and reclamation obligations; useful lives for asset depreciation purposes; valuation allowances for deferred tax assets; the fair value and accounting treatment of financial instruments including marketable securities and stock-based compensation; and asset impairments (including impairments long-lived assets and investments). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from these amounts estimated in these financial statements.

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Foreign Currency Translation

Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other expense, net. For each of the years ended December 31, 2014, 2013 and 2012, we recorded insignificant net foreign currency losses.

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

Impairment

Carrying values of royalty interests and other long-lived assets, other than mineral properties, are evaluated for impairment at such time that information becomes available indicating that the carrying value may not be recoverable. If it is determined that the fair value is less than the carrying value an impairment charge equal to the difference between the fair value and the carrying value will be recorded in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

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

Warrants and Compensation Options

Warrants and compensation options issued are recorded at grant date fair value using the Black-Scholes option pricing model.

Stock-Based Compensation

Under our stock option and long-term incentive plans, common share options and restricted stock units (“RSU”) may be granted to executives, employees, consultants and non-employee directors. Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) as a component of Exploration, property evaluation and holding costs and Corporate administration, with a corresponding increase to Additional paid-in capital in the Consolidated Balance Sheets. The fair values of the options are calculated using the Black-Scholes option pricing model and forfeiture rates based on historic trends. The expense is based on the fair values of the grant on the grant date and is recognized over the vesting period specified for each grant.

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

Our financial instruments include cash and cash equivalents, marketable securities, short- and long-term investments, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market and included in Level 1 of the fair value hierarchy.   Our other investments, comprised of Midas Gold Shares, is accounted for using the fair value option based on quoted market prices in an active market and is included in Level 1 of the fair value hierarchy.

Recent accounting pronouncements

Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation

In June 2014, the FASB issued guidance related to financial statement presentation for development stage enterprises. The standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The standard is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early adoption permitted. As a result, we adopted this standard as of June 30, 2014 and eliminated since inception information from our financial statements.

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

VISTA GOLD CORP.

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

During February 2014, we sold 16,000,000 Midas Gold Shares at a price of C$0.80 ($0.73) per Midas Gold share for net proceeds of  $10,560 reducing the total of our Midas Gold Shares to 15,802,615 or approximately 11.2% (reduced to 5.5% in March 2015, Note 19) of the outstanding Midas Gold Shares outstanding, on a non-dilutive basis, as of September 30, 2014.

In addition, during February 2014, we entered into a lockup agreement whereby agreed not to sell any of the Midas Gold Shares we hold for a period of 12 months.  As the lockup period expires in February 2015, we have reclassified our investment in Midas Gold Shares from non-current assets as of December 31, 2013 to current assets as of December 31, 2014.

Upon initial recognition of its investment in the Midas Gold Shares, Vista elected to apply the fair value option, and as such, the investment is recorded at fair value in the Consolidated Balance Sheets.  Subsequent changes in fair value are recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) in the period in which they occur.

The following table summarizes our investment in Midas Gold Shares as at December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013

Fair value at beginning of period	$20,990	$69,489
Sale of Midas Gold Shares, net of costs to sell	(10,560)	-
Unrealized gain/(loss) based on the fair value at the end of the period	(4,267)	(48,499)
Fair value at end of period	$6,163	$20,990

Estimated tax benefit/(expense) for the period	$1,478	$17,915

Midas Gold shares held at the end of the period	15,802,615	31,802,615

The change in the presentation of the Company’s current and non-current deferred tax balances during 2014 is primarily attributable to the re-classification, from non-current to current, of U.S. deferred tax liabilities associated with our investment in Midas Gold Shares.  The classification of the deferred tax balances was also impacted by the sale of a portion of our Midas Gold Shares, as discussed above.  Our sale of Midas Gold Shares in February 2014 resulted in a reduction of current deferred tax assets for U.S. net operating loss carry forwards and of non-current U.S. deferred tax liabilities associated with our Midas Gold Shares investment.

As we elected the fair value option to account for our investment in Midas Gold Shares, we are required to provide summarized information for the period in which we held a greater than 20% interest in the outstanding Midas Gold Shares.  As a result, summarized financial information for Midas Gold Corp. as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012, which are prepared in accordance with International Financial Reporting Standards and filed on March 14, 2014, is as follows.

	December 31, 2013	December 31, 2012

Total current assets	$14,742	$19,864
Total non-current assets	186,673	175,957
Total current liabilities	2,432	5,108
Total non-current liabilities	919	380
Total equity	198,064	190,333

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

	Year ended December 31,
	2013	2012

Operating expense	$3,908	$7,813
Net loss	3,796	7,180

5. Mineral Properties

	At December 31, 2014	At December 31, 2013

Mt. Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	2,224	2,752
Los Cardones, Mexico	1,036	1,536
Long Valley, United States	-	750
	$5,406	$7,184

Guadalupe de los Reyes

During January 2014, we announced that we signed a non-binding letter of intent (the “LOI”) to option our interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico (the “Guadalupe de los Reyes gold/silver project”) to Cangold Limited (“Cangold”).

The LOI provided that a non-refundable $50 payment be made during January 2014 to Vista for which Cangold was given a 90 day period of exclusivity (the “Exclusivity Period”) to complete due diligence and negotiate and enter into a definitive option agreement with Vista (the “Option Agreement”).

During April 2014, Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into the Option Agreement to option its interest in the Guadalupe de los Reyes gold/silver project to Cangold.

Pursuant to the terms of the Option Agreement, Vista has granted Cangold the right to earn a 70% interest in the Guadalupe de los Reyes gold/silver project by:

•

making payments totaling $5,000 in five payments over a three-year period, with payments totaling $1,000 in the first year (comprised of $500 received in 2014 and $500 received in February 2015 (postponed from January 2015)),  $1,500 in the second year and $2,500 in the third year;

•	operating the Guadalupe de los Reyes gold/silver project maintaining the concessions comprising the Guadalupe de los Reyes gold/silver project in good standing; and
•	fulfilling all of the obligations of MGS to the Ejido La Tasajera (the ”Ejido”) as set out in the temporary occupation contract between MGS and the Ejido.

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

Subject to Cangold earning a 70% interest in the Guadalupe de los Reyes gold/silver project, MGS has granted Cangold the option to earn the remaining 30% interest in the Guadalupe de los Reyes gold/silver project, by notifying MGS of a production decision no later than the tenth anniversary of exercising the first option and by making a cash payment to Vista of $3,000 plus an additional cash payment based on a formula that includes the growth, if any, in estimated National Instrument 43-101 – Standards of Disclosure for Mineral Projects compliant Measured and Indicated mineral resources of the Guadalupe de los Reyes gold/silver project, and the then prevailing spot gold price (“Escalator Payment”).

VISTA GOLD CORP.

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

Los Cardones

During October 2013, we sold our 100% debt and equity participation in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to Invecture and RPG Structrued Finance S.a.R.L. (the “Purchasers”) for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 was payable January 2014 (the “Subsequent Payment”) subject to the Purchasers’ option to elect to not make the Subsequent Payment).  If the Purchasers elect to not make the Subsequent Payment, we would retain all payments already received and 100% of the Los Cardones gold project would be returned to us. In January 2014, the due date for the Subsequent Payment was extended to July 31, 2014 (the “First Extension”) for additional consideration of $250 payable on July 31, 2014. As a result of permitting delays, we and the Purchasers agreed to an additional extension of the due date of the Subsequent Payment to January 30, 2015 (the “Second Extension”) for additional consideration of $250. The Company received a cash payment of $500 comprising the aggregate consideration for the grant of the First Extension and the Second Extension during August 2014. In October 2014, Invecture announced that the Los Cardones gold project, had been suspended because the conditions for its development were not favorable at that time.  Since making this announcement, there have been no apparent significant favorable changes to incentivize Invecture to lift the suspension. In January 2015 we agreed to amend the payment terms (the “Amendment”) of the acquisition of the Los Cardones gold project. Under the Amendment, the Company received a payment of $3,000 cash from the Purchasers as full and final payment for 100% of the Company’s interest in the project. This will result in a realized gain of approximately $2,000 during 2015.

Long Valley

We acquired the Long Valley gold project in 2003.  During 2014, we completed a review of the permitting process and probable impediments to developing the project, and concluded that the permitting process would consume an inordinate amount of our limited resources and time. Accordingly, we will not attempt to advance this project in the foreseeable future. As a result, an impairment amount equal to the $750 carrying value has been included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended December 31, 2014.

6.  Plant and Equipment

	December 31, 2014			December 31, 2013
	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net

Mt Todd, Australia	$5,483	$2,756	$2,727	$5,476	$1,993	$3,483
Guadalupe de los Reyes, Mexico	17	8	9	17	5	12
Corporate, United States	403	297	106	780	577	203
Plant and equipment	$5,903	$3,061	$2,842	$6,273	$2,575	$3,698

	December 31, 2014			December 31, 2013
	Book value beginning of period	Write-downs during the period	Book value end of period	Book value beginning of period	Write-downs during the period	Book value end of period

Assets held for sale	$6,500	$-	$6,500	$10,000	$3,500	$6,500

During the year ended December 31, 2013, given the relatively weak market conditions in the gold mining sector, based on an updated independent assessment from a third party, we recorded a Level 3 (Note 14) impairment charge of $3,500 to write down the value of the mill equipment which is held for sale.  The impairment charge is based on an estimated sale value of $7,300, net of commissions and other costs to sell of approximately $800 and has been included in our Consolidated Statements of Income/(Loss) and

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Comprehensive Income/(Loss) for the year ended December 31, 2013. There was  no such charge for the year ended December 31, 2014.

7.  Amayapampa Interest

As of December 31, 2014, the Company owned an interest in the Amayapampa gold project in Bolivia, comprised of a right to receive an NSR royalty on future gold production, if any, plus certain additional cash payments if the project successfully starts commercial production.  The fair value of the Amayapampa interest had been estimated at $4,813.

In December 2014, the owner of the Amayapampa gold project completed the sale of 100% of the project to a private investor. Accordingly, we evaluated the carrying value of our interest in Amayapampa.  Given the frequency of ownership changes over the past several years, the conditions in gold market, and the political climate in Bolivia, we concluded that there is no more than a remote possibility that the Amayapampa project will be successfully developed and operated within the foreseeable future, and an impairment amount equal to the $4,813 carrying value has been included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended December 31, 2014.

8. Debt

During March 2013, the Company entered into a credit agreement with Sprott Resources Lending Partnership (the “Lender”) for purposes of establishing a C$10,000 loan facility (the “2013 Facility”) ($9,637 proceeds net of transaction costs). The 2013 Facility bore an interest rate of 8% per annum, payable monthly and originally matured March 2014, with early repayment of the 2013 Facility allowed, at the Company’s option, provided that at least four months interest had been paid. In September 2013, the Company and the Lender agreed to extend the maturity date of the 2013 Facility to March 2015.

In addition to interest, the 2013 Facility provided the Lender total fees of 3.5% of the 2013 Facility amount, including C$100 ($99) in cash and the issuance of 125,798 Vista common shares. As consideration for the extended maturity date, we paid the Lender an extension fee comprised of 486,382 Vista common shares.

The 2013 Facility was secured by a general security agreement with certain exclusions. As additional security, the Company pledged all the Company’s Midas Gold Shares (Note 4).

During October 2013, in accordance with the terms of the 2013 Facility, the Company repaid approximately $2,960 towards the 2013 Facility principal outstanding using proceeds from the Los Cardones sale (Note 5).

During February 2014, in accordance with the terms of the 2013 Facility, the Company repaid approximately $5,000 towards the 2013 Facility principal then outstanding using proceeds from the sale of Midas Gold Shares (Note 4).  During March 2014, we repaid the outstanding principal balance of $1,344 in full.

9. Capital Stock

Private Placement, July 2012

During July 2012, we closed a private placement of 5,000,000 units (the “July 2012 Units”) for gross proceeds of $15,000 (the “July 2012 Offering”).  Each July 2012 Unit consisted of one common share in the capital of the Company and one-half of one common share purchase warrant (each full warrant, a “July 2012 Warrant”). Each July 2012 Warrant entitled the holder thereof to purchase one common share at a price of $3.60 per share (subject to adjustment in certain circumstances) and was exercisable for a period of 24 months from the closing of the July 2012 Offering.  In connection with the July 2012 Offering, we incurred $770 in commissions and other costs and issued a total of 166,667 compensation warrants to finders that provided services in respect of subscriptions for 3,333,334 July 2012 Units.  Each compensation warrant entitled the holder thereof to purchase one common share at a price of $3.18 per share (subject to adjustment in certain circumstances) for a period of 24 months from the closing of the July 2012 Offering.  On September 29, 2012, we filed a registration statement on Form S-3 related to the resale by the purchasers of the July 2012 Units of the Common Shares issued as part of the Units and Common Shares issuable upon exercise of the July 2012 Warrants and compensation warrants.   All of the July 2012 Warrants expired, unexercised, in July 2014.

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Public Offering, December 2012

During December 2012, we closed a public offering of 4,182,550 units (the “December 2012 Units”), which included 545,550 December 2012 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, for gross proceeds of $11,500 (the “December 2012 Offering”).  Each December 2012 Unit consisted of one common share in the capital of the Company and one-half of one common share purchase warrant (each full warrant, a “December 2012 Warrant”).  Each December 2012 Warrant entitled the holder thereof to purchase one common share at a price of $3.30 per share (subject to adjustment in certain circumstances) and was exercisable for a period of 24 months from the closing of the December 2012 Offering.  In connection with the December 2012 Offering, the Company incurred approximately $1,258 in commissions and other costs. All of the December 2012 Warrants expired, unexercised, in December 2014.

Other issuances

During the year ended December 31, 2014, we issued 115,000 common shares in connection with the vesting of RSUs.

During the year ended December 31, 2013, we issued 99,539 common shares in connection with the vesting of RSUs and 612,180 common shares as part of the 2013 Facility (Note 8) which had a fair value of $490 at the time of issuance.

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

10. Additional Paid-in Capital

Warrants

Warrant activity is summarized in the following table:

	Warrants outstanding	Weighted average exercise price per share	Weighted average remaining life (yrs.)	Intrinsic value

As of December 31, 2012	19,977,743	$4.25	2.6	$-
As of December 31, 2013	19,977,743	$4.63	1.6	$-
Expired	(4,757,941)
As of December 31, 2014	15,219,802	$5.00	0.8	$-

The 15,219,802 outstanding warrants expire in October 2015.   The exercise price for the 15,219,802 warrants is $5.00 per common share.

Compensation Options

	Compensation options outstanding	Weighted average exercise price per share	Expiry date	Weighted average remaining life (yrs.)

As of December 31, 2012	225,000	$3.30	April 2013	0.3
Exercised	(225,000)
As of December 31, 2013	-
As of December 31, 2014	-

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or RSUs

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

or restricted stock awards to our directors, officers, employees and consultants.  The combined maximum number of our Common Shares that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.    Options and RSUs under the Plan and LTIP, respectively, are granted from time to time at the discretion of the Board, with vesting periods and other terms as determined by the Board.  Stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year ended December 31,
	2014	2013	2012

Stock options	$160	$370	$1,081
Restricted stock units	966	372	3,144
	$1,126	$742	$4,225

As of December 31, 2014, stock options and RSUs had unrecognized compensation expense of $26 and $879, respectively, which is expected to be recognized over a weighted average period of 3.99 and 1.36 years, respectively.

Stock Options

A summary of option activity under the Plan as of December 31, 2014 and 2013 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average exercise price per option	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding - December 31, 2012	3,102,500	$2.80	2.68	$637
Granted	985,000	0.36
Cancelled/Forfeited	(450,000)	3.07
Expired	(755,000)	3.32
Outstanding - December 31, 2013	2,882,500	1.79	3.07	54
Granted	175,000	0.52
Cancelled/Forfeited	(125,000)	3.16
Expired	(675,000)	1.85
Outstanding - December 31, 2014	2,257,500	$1.60	3.02	$-

Exercisable - December 31, 2014	2,011,250	$1.75	2.90	$-

A summary of our unvested stock options as of December 31, 2014 and 2013 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average grant-date fair value per option	Weighted average remaining amortization period (Years)

Unvested - December 31, 2012	300,000	$1.47
Granted	985,000	0.22
Vested	(546,250)	0.90
Unvested - December 31, 2013	738,750	0.22
Granted	175,000	0.30
Vested	(667,500)	0.24
Unvested - December 31, 2014	246,250	$0.22	3.99

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

		Years ended December 31,
	2014	2013	2012

Expected volatility	69.17%	72.26%	81.69%	-	83.67%
Risk-free interest rate	1.75%	1.70%	0.77%	-	0.88%
Expected life (years)	5	5	5
Dividend yield	N/A	N/A	N/A
Forfeiture rate	10%	15%	15%

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

Restricted Stock Units

The following table summarizes the RSU activity under the LTIP as of December 31, 2014 and 2013 and changes during the years then ended:

	Number of units	Weighted average grant-date fair value per RSU

Unvested - December 31, 2012	1,994,507	$3.50
Cancelled	(1,133,592)	2.58
Vested	(116,875)	3.51
Granted	1,850,424	0.82
Unvested - December 31, 2013	2,594,464	2.00
Cancelled	(865,635)	3.42
Vested	(115,000)	3.84
Granted	2,079,000	0.46
Unvested - December 31 , 2014	3,692,829	$0.74

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date.  Other RSU awards vest subject to certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance.  The vesting period for RSUs is at least one year. The average forfeiture is approximately 29%, based on historical market conditions.

11.  Accumulated Other Comprehensive Income/(Loss)

	Accumulated other comprehensive income/(loss)	Accumulated other comprehensive income, net of tax
As of December 31, 2012	$2	$2
Other comprehensive gain/(loss) due to change in fair market value of marketable securities during period before reclassifications	268	228
Reclassifications due to realization of gain/(loss) on sale of marketable securities (1)	(54)	(46)
Reclassifications due to write-down of marketable securities (2)	(275)	(234)
As of December 31, 2013	(59)	(50)
Other comprehensive gain/(loss) due to change in fair market value of marketable securities during period before reclassifications	21	18
Reclassifications due to realization of gain/(loss) on sale of marketable securities (1)	(24)	(20)
Reclassifications due to write-down of marketable securities (2)	73	62
As of December 31, 2014	$11	$10

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

(1)	Reclassified to gain/(loss) on sale of marketable securities on the Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).
(2)	Reclassified to write-down of marketable securities on the Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).

12.  Weighted Average Common Shares

	At December 31,
	2014	2013

Basic common shares	82,294,331	81,813,386
Diluted common shares	82,294,331	81,813,386

Stock options to purchase 2,257,500 and 2,882,500 common shares, unvested RSUs representing 3,692,829 and 2,594,464 common shares, and warrants to purchase 15,219,802 and 19,977,743  common shares were outstanding at December 31, 2014 and 2013, respectively, but were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.

13.  Commitments and Contingencies

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. As such, the future expenditures that may be required for compliance with these laws and regulations cannot be predicted. We conduct our operations to minimize effects on the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. The Company has accrued $250 with respect to loss contingencies related to a contract dispute that has not yet been resolved. It is possible that the final settlement may vary from this amount; however, an estimate of the final settlement cannot reasonably be determined at this time.

Under our  agreement with the Jawoyn Association Aboriginal Corporation (the  “JAAC”), we must offer the JAAC the opportunity to establish a joint venture with Vista holding 90% and the JAAC holding a 10% participating interest in the Mt Todd gold project. In addition, the JAAC will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current mining licenses, and a 1% NSR royalty on other metals, subject to a minimum payment of A$50 per year.

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

		Fair value at December 31, 2014
		Total	Level 1	Level 3

Assets:
	Marketable securities	$137	$137	$-
	Other Investments (Midas Gold Shares)	6,163	6,163	-
	Mill Equipment	6,500	-	6,500

		Fair value at December 31, 2013
		Total	Level 1	Level 3

Assets:
	Cash equivalents	$3,000	$3,000	$-
	Marketable securities	176	176	-
	Other Investments (Midas Gold Shares)	20,990	20,990	-
	Amayapampa interest (Note 7)	4,813	-	4,813
	Mill Equipment	6,500	-	6,500

Our cash equivalent instruments, marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The Company incurred a Level 3 impairment loss on certain mill equipment (Note 6) for the year ended December 31, 2013. This equipment was valued at $6,500 at December 31, 2014 and 2013 based on a third party assessment of the projected sale value, net of commissions and other costs to sell, giving full consideration to current market conditions and an orderly sale process. This valuation was used to determine the Level 3 impairment charge taken in 2013. The mill equipment is categorized as assets held for sale on the Consolidated Balance Sheets.

During 2014, the Company wrote-off the Level 3 non-recurring carrying values of the Amayapampa interest (Note 7) and the Long Valley gold project (Note 5).

At December 31, 2014, the assets classified within Level 3 of the fair value hierarchy represent 51% of the total assets measured at fair value. There were no transfers between levels nor were there any changes in valuation methods in 2014.

15. Supplemental Cash Flow Information and Material Non-Cash Transactions

As of December 31, 2014 and 2013, all of our cash was held in liquid bank deposits and/or treasury bills.

There were no significant non-cash transactions for the year ended December 31, 2014.

Significant non-cash transactions during the year ended December 31, 2013 included the issuance of 612,180 common shares in connection with the 2013 Facility (Note 8). In addition, during December 2013, we entered into a share purchase agreement (the “Purchase Agreement”) to convert our interest in the Awak Mas gold project into a net smelter return royalty (“Royalty”) on the project.  The Purchase Agreement provides for the termination of the JV Agreement and additional option agreements and the acquisition of 100% of the outstanding shares of Vista Gold (Barbados) Corp, the entity that indirectly holds the Awak Mas gold project. In exchange, (a) Awak Mas Holdings Pty. Ltd. (“AM Holdings”) agreed to forego certain cash payments due to have been paid by Vista as AM Holdings completed the earn-in of its interest in the project and (b) Vista will receive a Royalty of 2% on the first 1.25 million ounces of gold production and 2.5% on the next 1.25 million ounces of gold production from the Awak Mas gold project.

Significant non-cash transactions during the year ended December 31, 2012 included the issuance of 166,667 warrants as compensation to the finders that provided services in connection with our July 2012 Offering (Note 9).

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

During the years ended December 31, 2014 and 2013, we paid interest associated with the 2013 Facility of $78 and $551, respectively.  No interest was incurred during 2012.

16. Income Taxes

The Company’s provision for income taxes for the year ended December 31, 2014, 2013 and 2012, consists of a deferred tax benefit of $nil,  and $15,373 and $20,147, respectively. The Company has not recognized a current income tax expense or benefit due to overall loss positions. The deferred income tax benefit being recognized at December 31, 2013 and 2012 relates primarily to the unrealized loss and underlying basis difference in the Company’s investment in Midas Gold Shares (Note 4).

Tax Expense

Income tax expense consists of the following:

	Years ended December 31,
	2014	2013	2012
Deferred income tax benefit
U.S.	$-	$(15,373)	$(20,147)
Canada	-	-	-
Other Foreign	-	-	-
Total tax benefit	$-	$(15,373)	$(20,147)

Source of Loss

The Company’s U.S. and foreign source loss is as follows:

	Years ended December 31,
	2014	2013	2012
U.S.	$(6,705)	$(49,124)	$(52,448)
Canada	(7,750)	(9,540)	(11,962)
Other Foreign	(4,471)	(16,197)	(26,393)
	$(18,926)	$(74,861)	$(90,803)

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Rate Reconciliation

A reconciliation of the combined income taxes at the statutory rates and the Company’s effective income tax benefit is as follows:

	Years ended December 31,
	2014	2013	2012
Income taxed at statutory rates	$(7,314)	$(28,916)	$(34,860)
Increase (decrease) in taxes from:
Stock-based compensation	41	13	147
Meals and entertainment	3	9	3
Loss related to Mexico	-	(2,632)	-
Other adjustments	-	(9)	6
Adjustment due to capital transactions	-	(60)	(733)
Imputed interest	3	3	24
Realized fx gain (loss) on intercompany balances	-	(3)	(3)
Prior year provision to actual adjustments	(4,511)	9,961	(40)
Differences in tax rates	541	3,451	3,905
Effect of foreign exchange	276	-	(340)
Change in effective tax rate	(1)	(407)	(333)
Expiration of NOLs	189	437	70
Change in valuation allowance	10,773	2,780	12,007
Income tax (benefit)/expense	$-	$(15,373)	$(20,147)

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities as at December 31 are as follows:

	December 31,
	2014	2013	2012
Deferred income tax assets
Excess tax basis over book basis of property, plant and equipment	$7,893	$7,496	$8,001
Marketable securities	798	661	62
Operating loss carryforwards	35,001	36,367	37,635
Capital loss carryforwards	10,212	5,474	2,630
Other	2,891	1,541	3,219
Unrealized foreign exchange on loans	-	79	217
Total future tax assets	56,795	51,618	51,764
Valuation allowance for future tax assets	(54,397)	(43,955)	(41,817)
	2,398	7,663	9,947
Deferred income tax liabilities
Other investments	1,916	7,181	24,839
Amayapampa disposal consideration	482	482	482
	2,398	7,663	25,321

Total Deferred Taxes	$-	$-	$(15,374)

Valuation Allowance on Canadian and Foreign Tax Assets

We establish a valuation allowance against the future income tax assets if, based on available information, it is more likely than not

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

that all of the assets will not be realized.  The valuation allowance of $54,397,  $43,955 and $41,817 at December 31, 2014, 2013 and 2012, respectively, relates mainly to net operating loss carryforwards, in Canada and other foreign tax jurisdictions, where the utilization of such attributes is not more likely than not.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

Loss Carryforwards

The Company has available income tax losses of $59,062, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

	Noncapital
	Canada (1)	U.S.	Mexico	Barbados	Total
2014	$-	$-	$-	$-	$-
2015	(889)	-	-	(2)	(891)
2016	-	-	-	(1)	(1)
2017	-	-	-	(6)	(6)
2018	-	-	-	(20)	(20)
2019	-	-	-	(42)	(42)
2020	-	-	-	(20)	(20)
2021	-	-	-	(31)	(31)
2022	-	-	(6)	(23)	(29)
2023	-	-	(397)	-	(397)
2024	-	-	(140)	-	(140)
2025	-	-	-	-	-
2026	(1,027)	(1,166)	-	-	(2,193)
2027	(847)	(1,700)	-	-	(2,547)
2028	(5,245)	(1,719)	-	-	(6,964)
2029	(4,022)	(1,970)	-	-	(5,992)
2030	(5,032)	(1,827)	-	-	(6,859)
2031	(3,806)	(3,407)	-	-	(7,213)
2032	(6,397)	(2,323)	-	-	(8,720)
2033	(9,576)	(3,098)	-	-	(12,674)
2034	(4,323)	-			(4,323)
	$(41,164)	$(17,210)	$(543)	$(146)	$(59,062)

 (1) Canadian capital loss carryforwards of $36,524 and Australian NOLs of $67,064, which do not expire and are therefore not included above.

Of the total Canadian net operating loss, $18,628 relates to an equity component for share-issuance cost deduction for which no tax benefit for financial reporting purposes in the income statement will be recognized.

Accounting for uncertainty in taxes

Accounting Standards Codification Topic 740 guidance requires that the Company evaluate all income tax positions taken, and recognize a liability for any uncertain tax positions that are not more likely than not to be sustained by the tax authorities.  As of December 31, 2014, the Company believes it has no liability for unrecognized tax positions.  If the Company were to determine there were any uncertain tax positions, the Company would recognize the liability and related interest and penalties within income tax expense.

Tax statute of limitations

The Company files income tax returns in Canada, U.S. federal and state jurisdictions and other foreign jurisdictions.  There are

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

currently no tax examinations underway for these jurisdictions.  Furthermore, the Company is no longer subject to Canadian tax examinations by the Canadian Revenue Authority for years ended on or before December 31, 2003 or U.S. federal income tax examinations by the Internal Revenue Service for years ended on or before December 31, 2011.  Some U.S. state and other foreign jurisdictions are still subject for tax examination for years ended on or before December 31, 2010.

Although certain tax years are closed under the statute of limitations, tax authorities can still adjust losses being carried forward into open years.

17.  Geographic and Segment information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are focused principally in Australia and North America. We reported no revenues during the years ended December 31, 2014, 2013 and 2012.  Geographic location of mineral properties and plant and equipment is provided in Notes 5 and 6, respectively.

18.  Related Party Transactions

On April 1, 2009, we entered into an agreement with Sierra Partners LLC (“Sierra”) pursuant to which Sierra provided us with support and analysis of our general corporate finance and strategy efforts.  A founder and partner of Sierra is also one of our directors. As compensation for these services, we paid Sierra a monthly retainer fee of $10 for the duration of the agreement, which was terminated on August 31, 2013.  We had made cash payments to Sierra under the agreement totaling $80 and $120 for each year ended December 31, 2013 and 2012, respectively.

19.  Subsequent Events

Los Cardones Payment

In January 2015, we entered into the Amendment with respect to the acquisition of the Los Cardones gold project. Under the Amendment, the Company received a payment of $3,000 cash from the Purchasers as full and final payment for 100% of the Company’s interest in the project.  See Note 5.

Sale of Midas Gold Shares

In February 2015, we executed an agency agreement with an agent (the “Agent”) under which the Agent has arranged to sell up to 8,000,000 Midas Gold Shares at a price of C$0.46 per Midas Gold Share for aggregate gross proceeds of up to C$3,680 (the “Sale”). A portion of the Midas Gold Shares may be sold pursuant to a finder's agreement between us and a finder (the "Finder") on the same offering terms. In consideration for the services to be provided by the Agent, and if applicable, the Finder, in connection with sale of the Midas Gold Shares, the Agent or the Finder (as applicable) will receive a cash fee equal to 4% of the gross proceeds from the sale of the Midas Gold Shares.

Following the sale of the Midas Gold Shares, our holding would be reduced to 7,802,615 common shares of Midas Gold Corp, representing 5.5% of the outstanding common shares of Midas Gold Corp. We have agreed that following the closing of the Sale, we will not sell any of the remaining Midas Gold Shares for a period of six months following closing.

Guadalupe de los Reyes Payment

In February 2015, we received the $500 option payment from Cangold which had been postponed from January 2015.  See Note 5.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective on June 20, 2014, the Company, upon recommendation from its audit committee, changed auditors from PricewaterhouseCoopers LLP, Denver, Colorado (“PwC”) to EKS&H LLLP, Denver, Colorado (“EKS&H”).  After completing a competitive process, the Company made the change as a result of ongoing efforts to reduce operating costs. On June 20, 2014 at the Company’s request and upon mutual agreement, PwC resigned as the independent registered public accounting firm of the Company.  The request for resignation of PwC was recommended and approved by the Company’s audit committee.

PwC’s reports on the Company’s consolidated financial statements for each of the past two fiscal years ended December 31, 2013 and 2012 did not contain any adverse opinion or disclaimer of opinions and were not qualified or modified as to uncertainty, audit scope or accounting  principles.

During the two most recent fiscal years and the subsequent interim period through June 20, 2014, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PwC, would have caused it to make references to the subject matter of the disagreement(s) in connection with its reports on the Company’s consolidated financial statements for such years.

There have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) that have occurred during the two most recent fiscal years and the subsequent interim period through June 20, 2014.

PwC was provided the related disclosure on Form 8-K, and was provided a letter dated June 23, 2014 commenting on the disclosure, pursuant to Item 304(a)(3) of Regulation S-K, which was attached as Exhibit 16.1 to the Form 8-K (and was filed in Canada on SEDAR on June 23, 2014).

Effective June 20, 2014 the Company, upon the recommendation of its audit committee, engaged EKS&H as its principal independent registered public accountant.

During the Company’s two most recent fiscal years and through June 20, 2014, neither the Company nor anyone on its behalf has consulted with EKS&H regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, nor did EKS&H provide either a written report or oral advice that EKS&H concluded was as important factor considered by the Company in reaching a decision as to accounting auditing or financial reporting issues, or (ii) any matter that was either the subject of a disagreement within the meaning of Item 304(a)(1)(iv) and the related instruction of Regulation S-K, or a reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2014, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting.

Management’s report on internal control over financial reporting and the attestation report on management’s assessment are included in “Item 8 Financial Statements” herein.

Attestation Report of the Registered Public Accounting Firm.

EKS&H’s attestation report on our internal control over financial reporting is included as part of “Item 8. Financial Statements” herein.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our executive officers, directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Code of Ethics

We have a code of ethics that applies to all of our employees, officers and directors. The code of ethics is available on our website at www.vistagold.com and we will post any amendments to, or waivers, from, including an implicit waiver, the code of ethics on that website.

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

3.Consolidated Balance Sheets – At December 31, 2014 and 2013.

4.Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) – Years ended December 31, 2014, 2013, and 2012.

5.    Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013, and 2012.

6.Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2014, 2013, and 2012.

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

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K dated June 12, 2013and incorporated herein by reference (File No. 1-9025)
10.01*	Stock Option Plan of Vista Gold filed as Appendix C to the Corporation’s Proxy Statement on April 9, 2010 and incorporated herein by reference (File No. 1-9025)
10.02*	Long Term Equity Incentive Plan of Vista Gold filed as Appendix D to the Corporation’s Proxy Statement on April 9, 2010 incorporated herein by reference (File No. 1-9025)
10.03

Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp. filed as Exhibit 10.24 to the Corporation’s Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.04	Earn-In Right Agreement, dated February 7, 2012, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 13, 2012 and incorporated herein by reference (File No. 1-9025)
10.05*	Employment Agreement with John F. Engele, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated June 1, 2012 and incorporated herein by reference (File No. 1-9025)
10.06*	Employment Agreement with John W. Rozelle, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated August 6, 2012 and incorporated herein by reference (File No. 1-9025)
10.07*

Amended Employment Agreement of John F. Engele, dated November 1, 2012, previously filed as Exhibit 10.13 to the Corporation’s Form 10-K dated March 14, 2013 and incorporated herein by reference (File No. 1-9025)

10.08*

Amended Employment Agreement of Fred Earnest, dated November 1, 2012 previously filed as Exhibit 10.14 to the Corporation’s Form 10-K dated March 14, 2013 and incorporated herein by reference (File No. 1-9025)

10.09*

Amended Employment Agreement of John W. Rozelle, dated November 1, 2012 previously filed as Exhibit 10.15 to the Corporation’s Form 10-K dated March 14, 2013 and incorporated herein by reference (File No. 1-9025)

10.10

Credit Agreement between the Corporation and Sprott Resource Lending Partnership, dated March 28, 2013, previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated April 2, 2013 and incorporated herein by reference (File No. 1-9025)

10.11

General Security Agreement between the Corporation and Sprott Resource Lending Partnership, dated March 28, 2013, previously filed as Exhibit 10.2 to the Corporation’s Form 8-K dated April 2, 2013 and incorporated herein by reference (File No. 1-9025)

10.12	Credit Agreement Modification Agreement, previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated September 26, 2013 and incorporated herein by reference (File No. 1-9025)
10.13	Terms of Agreement – Los Cardones Project, previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated October 8, 2013 and incorporated herein by reference (File No. 1-9025)
10.14

Share Purchase Agreement between the Corporation and Invecture dated October 16, 2013, previously filed as Exhibit 10.13 to the Corporation’s Form 10-K dated March 17, 2014 and incorporated herein by reference (File No. 1-9025)

10.15	Termination of Trust Agreement dated October 16, 2013, previously filed as Exhibit 10.14 to the Corporation’s Form 10-K dated March 17, 2014 and incorporated herein by reference (File No. 1-9025)
10.16	Debt Transfer Agreement dated October 16, 2013, , previously filed as Exhibit 10.15 to the Corporation’s Form 10-K dated March 17, 2014 and incorporated herein by reference (File No. 1-9025)
10.17

Termination Agreement between Invecture Group, S.A. de C.V., Desarrollos Zapal Holdings Corp., Granges Inc., Desarrollos Zapal, S.A. de C.V. and Vista Gold Corp.,dated October 18, 2013, , previously filed as Exhibit 10.16 to the Corporation’s Form 10-K dated March 17, 2014 and incorporated herein by reference (File No. 1-9025)

10.18

Share Pledge Agreement between the Corporation and Sprott Resource Lending Partnership dated November 8, 2013, , previously filed as Exhibit 10.17 to the Corporation’s Form 10-K dated March 17, 2014 and incorporated herein by reference (File No. 1-9025)

10.19

Share Pledge Agreement between the Vista Gold US Inc and Sprott Resource Lending Partnership dated November 8, 2013, , previously filed as Exhibit 10.18 to the Corporation’s Form 10-K dated March 17, 2014 and incorporated herein by reference (File No. 1-9025)

10.20	Amendment Agreement, previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated February 4, 2014 and incorporated herein by reference (File No. 1-9025)
10.21

Agency Agreement between the Corporation and a certain agent relating to the sale of shares of Midas Gold Corp. dated February 5, 2014, previously filed as Exhibit 10.2 to the Corporation’s Form 10-Q dated May 2, 2014 and incorporated herein by reference (File No. 1-9025)

10.22

Finder’s Fee Agreement between the Corporation and a certain finder relating to the sale of shares of Midas Gold Corp. dated February 14, 2014, previously filed as Exhibit 10.3 to the Corporation’s Form 10-Q dated May 2, 2014 and incorporated herein by reference (File No. 1-9025)

10.23*	Earnest Amendment Agreement, dated March 12, 2014, previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated March 14, 2014 and incorporated herein by reference (File No. 1-9025)
10.24*	Engele Amendment Agreement, dated March 12, 2014, previously filed as Exhibit 10.2 to the Corporation’s Form 8-K dated March 14, 2014 and incorporated herein by reference (File No. 1-9025)
10.25	Option Agreement – Guadalupe de los Reyes filed as Exhibit 10.1 to the Corporation’s Form 8-K dated April 17, 2014 and incorporated herein by reference (File No. 1-9025)
10.26

Second Amending Agreement between Vista and RPG Structured Finance S.á.R.L, previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated July 31, 2014 and incorporated herein by reference (File No. 1-9025)

21	Subsidiaries of the Corporation
23.1	Consent of EKS&H LLLP, Denver, Independent Registered Public Accounting Firm
23.2	Consent of Tetra Tech, Inc.
23.3	Consent of Rex Bryan
23.4	Consent of Thomas Dyer
23.5	Consent of Edwin Lips
23.6	Consent of Deepak Malhotra
23.7	Consent of Erik Spiller
23.8	Consent of Nick Michael
23.9	Consent of David Richers
23.10	Consent of Vicki Scharnhorst
23.11	Consent of Lachlan Walker
23.12	Consent of PricewaterhouseCoopers LLP, Denver, Independent Registered Public Accounting Firm
23.13	Consent of Deloitte LLP
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

*Management Contract or Compensatory Plan

 (1)    Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)for the years ended December 31, 2014, 2013, and 2012, (ii) Consolidated Balance Sheets at December 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: March 3, 2015	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: March 3, 2015	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 3, 2015	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: March 3, 2015	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Frederick H. Earnest Frederick H. Earnest	Director	March 3, 2015
* John M. Clark	Director	March 3, 2015
* C. Thomas Ogryzlo	Director	March 3, 2015
* Tracy Stevenson	Director	March 3, 2015
* W. Durand Eppler	Director	March 3, 2015
* Michael B. Richings	Director	March 3, 2014
* By: /s/ Frederick H. Earnest

Frederick H. Earnest Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.

MIDAS GOLD CORP.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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