Form 10-Q
period 2015-03-31
VISTA GOLD CORP
filed 2015-05-08
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

      Large Accelerated Filer □  Accelerated Filer □  Non-Accelerated Filer □Smaller Reporting Company  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 82,390,217 common shares, without par value, outstanding as of May 5, 2015.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2015

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	(Unaudited)
	March 31,	December 31,
	2015	2014

Assets:
Current assets:
Cash and cash equivalents	$8,660	$3,714
Other investments, at fair value (Note 3)	2,653	6,163
Other current assets	1,353	1,485
Total current assets	12,666	11,362

Non-current assets:
Mineral properties (Note 4)	3,870	5,406
Plant and equipment, net (Note 5)	2,655	2,842
Assets held for sale (Note 5)	6,500	6,500
Long-term deferred tax asset	730	1,916
Total non-current assets	13,755	16,664

Total assets	$26,421	$28,026

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$544	$457
Accrued liabilities and other	607	370
Current deferred tax liability	730	1,916
Total current liabilities	1,881	2,743

Total liabilities	1,881	2,743

Commitments and contingencies – (Note 8)

Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares
outstanding: 2015 - 82,390,217 and 2014 - 82,390,217	404,912	404,912
Additional paid-in capital (Note 6)	33,399	33,171
Accumulated other comprehensive income (loss) (Note 7)	(13)	11
Accumulated deficit	(413,758)	(412,811)
Total shareholders' equity	24,540	25,283

Total liabilities and shareholders' equity	$26,421	$28,026

Approved by the Board of Directors

Racy A. S
/s/ John M. Clark John M. Clark Director	/s/ Tracy A. Stevenson Tracy A. Stevenson Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014

Operating expense:
Exploration, property evaluation and holding costs	$(975)	$(1,418)
Corporate administration	(1,044)	(1,275)
Depreciation and amortization	(191)	(217)
Gain on disposal of mineral property, net (Note 4)	1,958	-
Total operating expense	(252)	(2,910)

Non-operating income and (expense):
Gain/(loss) on sale of marketable securities	12	13
Unrealized gain/(loss) on other investments (Note 3)	(390)	2,054
Realized gain/(loss) on other investments, net (Note 3)	(348)	155
Interest income	1	4
Interest expense	-	(78)
Other income/(expense)	30	(378)
Total non-operating income/(expense)	(695)	1,770

Loss before income taxes	(947)	(1,140)
Deferred income tax (expense) benefit	-	-
Net loss	$(947)	$(1,140)

Other comprehensive gain/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	(24)	53
Comprehensive loss	$(971)	$(1,087)

Basic:
Weighted average number of shares outstanding	82,390,217	82,275,217
Net loss per share	(0.01)	$(0.01)
Diluted:
Weighted average number of shares outstanding	82,390,217	82,275,217
Net loss per share	(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

	Common shares	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total shareholders' equity

Balances at December 31, 2013	82,275,217	$404,470	$32,487	$(393,885)	$(59)	$43,013

Shares issued	115,000	-	-	-	-	-
Stock-based compensation	-	442	684	-	-	1,126
Other comprehensive loss	-	-	-	-	70	70
Net loss	-	-	-	(18,926)	-	(18,926)
Balances at December 31, 2014	82,390,217	$404,912	$33,171	$(412,811)	$11	$25,283

Stock-based compensation	-	-	228	-	-	228
Other comprehensive income	-	-	-	-	(24)	(24)
Net loss	-	-	-	(947)	-	(947)
Balances at March 31, 2015	82,390,217	$404,912	$33,399	$(413,758)	$(13)	$24,540

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss for the period	$(947)	$(1,140)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	191	217
Stock-based compensation	228	414
Gain on disposal of marketable securities	(12)	(13)
Gain on disposal of mineral property	(1,958)	-
Unrealized (gain)/loss on other investments	390	(2,054)
Realized (gain)/loss on other investments	348	(155)
Other non-cash items	-	(7)
Change in working capital account items:
Other current assets	75	426
Accounts payable, accrued liabilities and other	324	41
Net cash used in operating activities	(1,361)	(2,271)
Cash flows from investing activities:
Proceeds from sales of marketable securities	41	29
Proceeds from sale of other investments, net	2,772	10,560
Additions to plant and equipment	-	(3)
Proceeds from option/sale agreements, net	3,494	50
Net cash provided by investing activities	6,307	10,636

Cash flows from financing activities:
Repayment of debt	-	(6,344)
Net cash used in financing activities	-	(6,344)

Net increase in cash and cash equivalents	4,946	2,021
Cash and cash equivalents, beginning of period	3,714	5,475
Cash and cash equivalents, end of period	$8,660	$7,496

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

Our principal asset is our flagship Mt Todd gold project (“Mt Todd”) in Northern Territory (“NT”), Australia. We also hold 5.5% of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), non-core projects in Mexico and the United States, and royalty interests in projects in Bolivia and Indonesia.

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2014 filed March 3, 2015 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles (“GAAP”) have been condensed or omitted.

References to C$ refer to Canadian currency, A$ to Australian currency and $ to United States currency.

2. Liquidity

These interim condensed consolidated financial statements have been prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. The continuing long-term viability of the Company is dependent upon our ability to secure sufficient funding and ultimately to generate future profits from operations.  The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment in the condensed consolidated balance sheets are also dependent on our ability to continue to fund exploration and development activities that could lead to profitable production or proceeds from the disposition of these assets.  There can be no assurance that we will be successful in disposing of these assets, securing additional funding on terms acceptable to us or at all, or developing profitable operations in the future. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not be able to continue as a going concern.

3. Other Investments

Midas Gold Corp. Shares

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

During February 2014, we sold 16,000,000 Midas Gold Shares at a price of C$0.80 ($0.73) per Midas Gold Share, for net proceeds of $10,560, reducing the total Midas Gold Shares we owned to 15,802,615 or approximately 11.2% of the Midas Gold Shares outstanding, on a non-dilutive basis, at that time. This sale resulted in a realized gain on other investments of $155 based on the realized value at the time of the sale compared to the fair value of the Midas Gold Shares at December 31, 2013, net of costs to sell.

During March 2015, we sold 8,000,000 Midas Gold Shares, at a price of C$0.46 ($0.36) per Midas Gold Share, for net proceeds of  $2,772, reducing the total Midas Gold Shares we own to 7,802,615 or approximately 5.5% of the Midas Gold Shares outstanding, on a non-dilutive basis. This sale resulted in a realized loss on other investments of $348 based on the realized value at the time of the sale compared to the fair value of the Midas Gold Shares at December 31, 2014, net of costs to sell. We also entered into a lock-up agreement whereby we agreed not to sell any of our remaining Midas Gold Shares for a period of six months.

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

The following table summarizes our investment in Midas Gold Shares as at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014

Fair value at beginning of period	$6,163	$20,990
Sale of Midas Gold Shares, net of costs to sell	(2,772)	(10,560)
Realized and unrealized loss during the period	(738)	(4,267)
Fair value at end of period	$2,653	$6,163

Estimated tax benefit/(expense) for the period	$122	$1,478

Midas Gold Shares held at the end of the period	7,802,615	15,802,615

4.  Mineral Properties

	At March 31, 2015	At December 31, 2014

Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	1,724	2,224
Los Cardones, Mexico	-	1,036
	$3,870	$5,406

Proceeds received less costs associated with the transactions discussed below are applied to the capitalized cost basis of the respective project until the cost basis is depleted to zero. At that point, net proceeds received will be recorded as gain on disposal of mineral properties in the condensed consolidated statement of income/loss.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During April 2014, Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into a definitive option agreement with MGS (the “Option Agreement”) to option its interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Cangold Limited (“Cangold”) for consideration of $5,000 in payments over a three-year period, with payments totaling $1,000 in the first year (already received, of which $500 was received in March 2015 ), $1,500 in January 2016 and $2,500 in January 2017.

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

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Los Cardones

In October 2013, we sold our 100% debt and equity participation in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to Invecture Group, S.A. de C.V. (“Invecture”) and RPG Structured Finance S.a.r.l. (together the “Purchasers”) for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 of which was originally payable January 2014 (the “Subsequent Payment”) subject to the Purchasers’ option to elect to not make the Subsequent Payment.  In 2014, the due date for the Subsequent Payment was extended to January 30, 2015 for additional consideration of $500.    In October 2014, Invecture announced that the Los Cardones gold project had been suspended because the conditions for its development were not favorable at that time, which introduced substantial doubt that the Subsequent Payment would be made.  After making this announcement, there were no apparent significant favorable changes to incentivize Invecture to lift the suspension. In January 2015, we agreed to amend the payment terms (the “Amendment”) of the Los Cardones Sale. Under the Amendment, the Company received a payment of $3,000 cash from the Purchasers as the final payment for 100% of the Company’s interest in the project.    This resulted in a realized gain of $1,958.

5.  Plant and Equipment

	March 31, 2015			December 31, 2014
	Cost	Accumulated depreciation	Net	Cost	Accumulated depreciation	Net

Mt Todd, Australia	$5,475	$2,912	$2,563	$5,483	$2,756	$2,727
Guadalupe de los Reyes, Mexico	17	8	9	17	8	9
Corporate, United States	403	320	83	403	297	106
	$5,895	$3,240	$2,655	$5,903	$3,061	$2,842

	March 31, 2015			December 31, 2014
	Book value beginning of period	Write-downs during the period	Book value end of period	Book value beginning of period	Write-downs during the period	Book value end of period
Assets held for sale (mill equipment)	$6,500	$-	$6,500	$6,500	$-	$6,500

6.  Additional Paid-in Capital

Warrants

Warrant activity is summarized in the following table:

	Warrants outstanding	Weighted average exercise price per share	Weighted average remaining life (yrs.)	Intrinsic value

As of December 31, 2014	15,219,802	$5.00	0.8	$-
As of March 31, 2015	15,219,802	$5.00	0.6	$-

The 15,219,802 warrants outstanding expire in October 2015.

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or restricted stock units (“RSUs”) or restricted stock awards to our directors, officers, employees and consultants.  The combined maximum number of our Common Shares that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.    Options and RSUs under the Plan and LTIP, respectively, are granted from time to time at the discretion of the Board of Directors of the Company (“Board”), with vesting periods and other terms as determined by the Board.  Stock-based compensation expense for the three months ended March 31, 2015 and 2014

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

is as follows:

	Three months ended March 31,
	2015	2014

Stock options	$2	$104
Restricted stock units	226	310
	$228	$414

As of March 31, 2015, stock options and RSUs had unrecognized compensation expense of $25 and $673, respectively, which is expected to be recognized over a weighted average period of 3.75 and 1.25 years, respectively.

Stock Options

A summary of option activity under the Plan as of March 31, 2015 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average exercise price per option	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding - December 31, 2014	2,257,500	$1.60	3.02	$-
Outstanding - March 31, 2015	2,257,500	$1.60	2.78	$-

Exercisable - March 31, 2015	2,011,250	$1.75	2.66	$-

A summary of our unvested stock options as of March 31, 2015 and changes during the period then ended is set forth in the following table:

	Number of options	Weighted average grant-date fair value per option	Weighted average remaining amortization period (Years)
Unvested - December 31, 2014	246,250	$0.22	3.99
Unvested - March 31, 2015	246,250	$0.22	3.75

Restricted Stock Units

The following table summarizes the RSU activity under the LTIP as of March 31, 2015 and changes during the years then ended:

	Number of units	Weighted average grant-date fair value per unit
Unvested - December 31, 2014	3,692,829	$0.74
Unvested - March 31, 2015	3,692,829	$0.74

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

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

7.  Accumulated Other Comprehensive Income/(Loss)

	Accumulated other comprehensive income (loss)	Accumulated other comprehensive income (loss), net of tax
As of December 31, 2014	$11	$10
Other comprehensive loss due to change in fair market value of marketable securities during period before reclassifications	(12)	(10)
Reclassifications due to realization of gain on sale of marketable securities (1)	(12)	(10)
As of March 31, 2015	$(13)	$(10)

(1)	Reclassified to gain/(loss) on sale of marketable securities on the Condensed Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).

8.  Commitments and Contingencies

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. As such, the future expenditures that may be required for compliance with these laws and regulations cannot be predicted. We conduct our operations to minimize effects on the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. The Company has accrued $275 with respect to loss contingencies related to a contract dispute that has not yet been resolved. See Note 11 for subsequent final settlement discussion.

Under our  agreement with the Jawoyn Association Aboriginal Corporation (the  “JAAC”), we must offer the JAAC the opportunity to establish a joint venture with Vista holding 90% and the JAAC holding a  10% participating interest in Mt Todd mining licenses. In addition, the JAAC will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current mining licenses, and a 1% NSR royalty on other metals, subject to a minimum payment of A$50 per year.

9.  Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair value at March 31, 2015
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$7,500	$7,500	$-
	Marketable securities	84	84	-
	Other investments (Midas Gold Shares)	2,653	2,653	-
	Mill equipment, held for sale	6,500	-	6,500

		Fair value at December 31, 2014
		Total	Level 1	Level 3
Assets:
	Marketable securities	$137	$137	$-
	Other investments (Midas Gold Shares)	6,163	6,163	-
	Mill equipment, held for sale	6,500	-	6,500

Our cash equivalent instruments, marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value is based on a third party assessment of the projected

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

sale value less costs to sell giving full consideration to current market conditions and an orderly sale process. The mill equipment is categorized as assets held for sale on the Condensed Consolidated Balance Sheets.

At March 31, 2015, the assets classified within Level 3 of the fair value hierarchy represent 39% of the total assets measured at fair value. There have been no transfers between levels in 2015 nor have there been any changes in valuation techniques.

10.  Geographic and Segment Information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are focused principally in Australia and North America. We reported no revenues during the three months ended March 31, 2015 and 2014.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

11. Subsequent Event

During May 2015, we settled a contract dispute for $295 net of GST recoveries for which we had accrued $275 as of March 31, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2015, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share amounts and currency exchange rates unless specified otherwise. References to C$ refer to Canadian currency, A$ to Australian currency and $ to United States currency.

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

Our principal asset is our flagship Mt Todd gold project (“Mt Todd”) in Northern Territory (“NT”), Australia.  We also hold 5.5%  of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), non-core projects in Mexico and the United States, and royalty interests in projects in Bolivia and Indonesia.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project. Completion of the feasibility study or the development of the project is not justified at this time due to the current low gold price. However, with the completion of the environmental impact study in 2014,  the permitting risk is substantially reduced and the development timeline at Mt Todd is well defined. We are now well positioned, subject to a sustained improvement in gold prices, to move forward quickly with the completion of the Mt Todd gold project feasibility study. We estimate that the feasibility study could be completed within six months of its commencement and at a cost of approximately $2,500.

Results from Operations

Summary

For the three months ended March 31, 2015,  we focused principally on water management and related activities at Mt Todd.  At the Corporate level, we generated $6,307 net cash from non-dilutive sources.

Consolidated net loss for the three months ended March 31, 2015 and 2014 was $947 and $1,140 or $0.01 and $0.01 per share, respectively.  The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $975 and $1,418 during the three months ended March 31, 2015 and 2014, respectively. A significant portion of this cost reduction results from a weaker Australian dollar in 2015 compared to the same period in 2014.  In addition, during the three month period ended March 31, 2015, the Government of the Northern Territory shared the cost of treating and discharging water from the Batman pit; there was no similar program in 2014. 2015 stock-based compensation, a non-cash expense, is also lower than in 2014, as a significant portion of this expense was fully amortized in 2014.

Corporate administration

Corporate administration costs were $1,044, and $1,275 during the three months ended March 31, 2015 and 2014, respectively.  Costs in 2014 included severances costs, which resulted from the 2013 retrenchment.  There were no similar costs incurred in 2015. 2015 stock-based compensation, a non-cash expense, is also lower than in 2014, as a significant portion of this expense was fully amortized in 2014.

Non-operating income and expenses

Unrealized Gain/(Loss) on Other Investments

Unrealized gain/(loss) on other investments was $(390) and $2,054 for the three months ended March 31, 2015 and 2014, respectively.  These amounts are the result of changes in fair value of our Midas Gold Shares.  The Company also holds approximately half the number of Midas Gold Shares in 2015 compared to the number held in 2014.

 Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $1,361 and $2,271 for the three months ended March 31, 2015 and 2014, respectively.  The decrease is primarily the result of changes in operating expenses as discussed in “Results from Operations” above and is consistent with our prior disclosure.

Investing Activities

The Company continues to monetize non-core assets as a non-dilutive means of financing. Net cash of  $6,307 for the three months ended March 31, 2015 was provided from proceeds received from the Los Cardones Sale of $3,000, the Guadalupe de los Reyes Option Agreement of $500 and the sale of 8,000,000 Midas Gold Shares for net proceeds of $2,772.

Net cash of $10,636 for the three months ended March 31, 2014 was provided mainly from the sale of 16,000,000 Midas Gold Shares.

Financing Activities

There were no cash transactions from financing activities during the three months ended March 31, 2015. Net cash of $6,344 was used in financing activities for the three months ended March 31, 2014 for the repayment of the loan facility entered into in 2013.

Liquidity and Capital Resources

At March 31, 2015, we had working capital of $10,785 compared with working capital of $8,619 at December 31, 2014, representing an increase of $2,166.  Our working capital increase resulted from the receipt of the cash payments related to the optioning and sale of non-core assets.  Included in the March 31, 2015  $10,785 working capital amount is $8,660 of cash and cash equivalents. Included in the December 31, 2014, $8,619 working capital amount is $3,714 of cash and cash equivalents.

Since late 2012, capital raising through the issuance of common shares has become more difficult for junior mining companies which do not have producing assets, and these conditions are expected to continue for the foreseeable future. During this period, the Company cut costs significantly and successfully financed itself through non-dilutive sources including debt, which was subsequently fully repaid, the optioning and sale of non-core assets, and the sale of approximately 75% of our position in Midas Gold Corp.  Going forward, management remains committed to maintaining similar efforts to manage costs and ensure liquidity through non-dilutive financing.

Capital raising during the quarter included the receipt of $2,772 net proceeds from the sale of 8,000,000 Midas Gold Shares (we also entered into a lock-up agreement whereby we agreed not to sell any of our remaining Midas Gold Shares for a period of six months); the receipt of $3,000 as the final payment for the Los Cardones gold project; and the receipt of a scheduled $500 option payment for the Guadalupe de los Reyes gold/silver project. As a result of these transactions, our cash balance as of March 31, 2015 has increased to $8,660, from $3,714 as at December 31, 2014.

As a result of the cost cutting measures introduced during 2013 and 2014 and continued to date, the Company’s fixed costs, those expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities, are expected to average $1,500 to $1,700 per quarter for the foreseeable future. We believe that our cash position will be sufficient to fund the Company into the third quarter of 2016.

Potential future sources of financing include the $1,500 option payment which we expect to receive in the first quarter of 2016 pursuant to the Guadalupe de los Reyes option agreement.  In addition, we will continue to seek additional financing with priority given to non-dilutive sources such as the sale of our used mill equipment, other non-core assets, and, possibly, our remaining Midas Gold Shares, after the current six-month lock-up period expires. There can be no assurance that we will receive the Guadalupe de los Reyes option payment or be able to timely monetize our mill equipment, other non-core assets, or our Midas Gold Shares at a value acceptable to us or at all.

The continuing long-term viability of the Company is dependent upon our ability to secure sufficient funding and ultimately to generate future profits from operations. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment in our condensed consolidated balance sheets are dependent on our ability to fund exploration and development activities that could lead to profitable production or proceeds from the disposition of these assets. There can be no assurance that we will be successful in disposing of these assets or securing additional funding on terms acceptable to us or at all or developing profitable operations in the future.  Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities which might be necessary should we not be able to continue as a going concern.

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair value at March 31, 2015
		Total	Level 1	Level 3
Assets:
	Cash equivalents	$7,500	$7,500	$-
	Marketable securities	84	84	-
	Other investments (Midas Gold Shares)	2,653	2,653	-
	Mill equipment, held for sale	6,500	-	6,500

		Fair value at December 31, 2014
		Total	Level 1	Level 3
Assets:
	Marketable securities	$137	$137	$-
	Other investments (Midas Gold Shares)	6,163	6,163	-
	Mill equipment, held for sale	6,500	-	6,500

Our cash equivalent instruments, marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The mill equipment is classified as Level 3of the fair value hierarchy as its value is based on a third party assessment of the projected sale value giving full consideration to current market conditions and an orderly sale process. The mill equipment is categorized as assets held for sale on the Condensed Consolidated Balance Sheets.

At March 31, 2015, the assets classified within Level 3 of the fair value hierarchy represent 39% of the total assets measured at fair value. There have been no transfers between levels in 2015 nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this quarterly report on Form 10-Q.

Contractual Obligations

We have no material contractual obligations as of March 31, 2015.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

The focus of our activities at Mt Todd during 2015 has been principally on identifying and evaluating project optimization opportunities, and care and maintenance activities related to the mining licenses and exploration licenses.  We continue to review and closely monitor our site holding costs and are working with the NT Government to define the scope and potential for continued funding with respect to the management of water on site and the associated environmental monitoring. The Company is developing its 2015 plans regarding selected discretionary programs. These programs could include certain additional studies and drilling programs.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During April 2014, Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into a definitive option agreement with Vista (the “Option Agreement”) to option its interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Cangold Limited (“Cangold”) for consideration of $5,000 in payments over a three-year period, with payments totaling $1,000 in the first year (already received), $1,500 in January 2016 and $2,500 in January 2017.

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

In February 2015, Cangold announced that they have entered into a binding letter agreement with Great Panther Silver Limited (“Great Panther”) pursuant to which Great Panther will acquire all of the issued and outstanding shares of Cangold (the “Plan of Arrangement”) with closing expected before the end of May 2015.  The Company believes that if the Plan of Arrangement closes the likelihood of receiving the Guadalupe de los Reyes option payments is improved.

Los Cardones Gold Project

In October 2013, we sold our 100% debt and equity participation in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to Invecture Group, S.A. de C.V. (“Invecture”) and RPG Structured Finance S.a.r.l. (together the “Purchasers”) for a total of $13,000  ($7,000 of which was paid in October 2013 and $6,000 of which was originally payable January 2014 (the “Subsequent Payment”) subject to the Purchasers’ option to elect to not make the Subsequent Payment.  In 2014, the due date for the Subsequent Payment was extended to January 30, 2015 for additional consideration of $500.    In October 2014, Invecture announced that the Los Cardones gold project had been suspended because the conditions for its development were not favorable at that time, which introduced substantial doubt that the Subsequent Payment would be made.  After making this announcement, there were no apparent significant favorable changes to incentivize Invecture to lift the suspension. In January 2015, we agreed to amend the payment terms (the “Amendment”) of the Los Cardones Sale. Under the Amendment, the Company received a payment of $3,000 cash from the Purchasers as the final payment for 100% of the Company’s interest in the project.

Awak Mas Royalty

We continue to hold a royalty interest in the Awak Mas gold project, controlled by One Asia Resources Limited, in Indonesia.

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

Certain U.S. Federal Income Tax Considerations

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2014, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations.”

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this annual report on Form 10-K, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	the Company’s ability to sustain its cash requirements at $1,500 to $1,700 per quarter through 2015;

•	the ability to fund the Company into the third quarter of 2016:

•	the potential monetization of our non-core assets, including our mill equipment which is for sale;

•	the receipt by the Company of all of the $4,000 of option payments related to the Guadalupe de los Reyes gold/silver project entered into by the Company and Cangold Limited;

•	the probability that the Great Panther and Cangold Plan of Arrangement closes;

•	estimates of future operating and financial performance;

•	potential funding requirements and sources of capital, including near-term sources of additional cash;

•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;

•	our estimates of our future cash position;
•	our intention to continue cost reduction efforts;
•

our expectation that raising capital for mining companies without producing assets will continue to be difficult for the foreseeable future, and the potential impact of this on our ability to raise capital in sufficient amounts on reasonable terms;

•	our planned deferral of significant development programs until market conditions improve;
•	our potential ability to generate proceeds from operations or the disposition of our assets;

•	the timing, performance and results of feasibility studies;
•	plans and anticipated effects of holding 5.5% of the outstanding Midas Gold Shares;
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	plans for evaluation and advancement of the Mt Todd;
•	our ability to raise sufficient capital to complete a feasibility study of Mt Todd;
•	the feasibility of Mt Todd;
•	future business strategy, competitive strengths, goals and expansion and growth of our business;
•	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;
•	estimates of mineral reserves and mineral resources; and
•	our expectation that we will continue to be a passive foreign investment company (‘PFIC”) in the future.

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by the Company’s Board of Directors (the “Board”); our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; current market conditions and project development plans. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “will,” “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

•	our ability to raise additional capital on favorable terms, if at all;
•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
•	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations and permits for Mt Todd, including its development plans and operating activities;
•	the timing and results of a feasibility study on Mt Todd;
•	delays in commencement of construction at Mt Todd;
•	our ability to secure the permits for Mt Todd;
•	receiving all of the $4,000 of option payments related to the Guadalupe de los Reyes gold/silver project option agreement;
•	increased costs that affect our operations or our financial condition;
•	our reliance on third parties to fulfill their obligations under our agreements;
•	whether projects not managed by us will comply with our standards or meet our objectives;
•	a shortage of skilled labor, equipment and supplies;
•

whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;

•	trading price of our securities and our ability to raise funds in new share offerings due to future sales of common shares in the public or private market;
•	the lack of dividend payments by us;
•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	the market price of the securities held by us;
•	our ability to timely monetize Midas Gold Shares;

•	our lack of production and experience in producing;
•	perception of environmental impact of Mt Todd;
•	reclamation liabilities, including reclamation requirements at Mt Todd;
•	our history of losses from operations;
•	future water supply issues at Mt Todd;
•	litigation or other legal claims;
•	environmental lawsuits;
•	lack of adequate insurance to cover potential liabilities;
•	our ability to attract, retain and hire key personnel;
•	fluctuations in the price of gold;
•	inherent hazards of mining exploration, development and operating activities;
•

the accuracy of calculations of mineral reserves, mineral resources and mineralized material fluctuations therein based on metal prices, inherent vulnerability of the ore and recoverability of metal in the mining process;

•	changes in environmental regulations to which our exploration and development operations are subject;
•	changes in climate change regulations could result in increased operating costs;
•	changes in corporate governance and public disclosure regulations;
•	intense competition in the mining industry;
•	conflicts of interest of some of our directors as a result of their involvement with other natural resource companies;
•	potential challenges to the title to our mineral properties;
•	political and economic instability in Mexico, Bolivia and Indonesia;
•	fluctuation in foreign currency values; and
•	our likely status as a PFIC for U.S. federal tax purposes.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014, under “Part I-Item 1A. Risk Factors” and “Part II-Item 2. Risk Factors” below. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are engaged in the acquisition of gold projects and related activities, including exploration, engineering, permitting and the preparation of feasibility studies. The value of our properties, as well as our marketable securities and our investment in Midas Gold Shares,  are related to the price of gold, and changes in the price of gold could affect the value of, and/or our ability to generate revenue from, our mineral projects.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2015, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 3, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2015, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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
10.1

Third Amending Agreement between Vista and RPG Structured Finance S.á.R.L, previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated February 2, 2015 and incorporated herein by reference (File No. 1-9025)

10.2

Agency Agreement with Haywood Securities Inc. dated February 24, 2015,  previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated March 2, 2015 and incorporated herein by reference (File No. 1-9025)

10.3

Finders Agreement with Global Market Development LLC, dated February 25, 2015, previously filed as Exhibit 10.2 to the Corporation’s Form 8-K dated March 2, 2015 and incorporated herein by reference (File No. 1-9025)

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

* - Filed herewith

 (1)    Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)for the three months ended March 31, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: May 8, 2015	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: May 8, 2015	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer