Form 10-Q
period 2015-06-30
VISTA GOLD CORP
filed 2015-07-31
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 82,390,217 common shares, without par value, outstanding as of July 28, 2015.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2015

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	(Unaudited)
	June 30,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$3,808	$3,714
Short-term investments (Note 8)	8,793	-
Other investments, at fair value (Note 2)	2,341	6,163
Other current assets	1,264	1,485
Total current assets	16,206	11,362

Non-current assets:
Mineral properties (Note 3)	3,874	5,406
Plant and equipment, net (Note 4)	2,497	2,842
Assets held for sale (Note 4)	6,500	6,500
Long-term deferred tax asset	633	1,916
Total non-current assets	13,504	16,664
Total assets	$29,710	$28,026

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$113	$457
Accrued liabilities and other	599	370
Current deferred tax liability	633	1,916
Total current liabilities	1,345	2,743
Total liabilities	1,345	2,743

Commitments and contingencies – (Note 7)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2015 - 82,390,217 and 2014 - 82,390,217	404,912	404,912
Additional paid-in capital (Note 5)	33,638	33,171
Accumulated other comprehensive income/(loss) (Note 6)	(16)	11
Accumulated deficit	(410,169)	(412,811)
Total shareholders' equity	28,365	25,283
Total liabilities and shareholders' equity	$29,710	$28,026

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expense:
Exploration, property evaluation and holding costs	$(984)	$(1,003)	$(1,959)	$(2,421)
Corporate administration	(798)	(1,088)	(1,842)	(2,363)
Depreciation and amortization	(177)	(224)	(368)	(441)
Gain on disposal of mineral property, net (Note 3)	—	—	1,958	—
Total operating expense	(1,959)	(2,315)	(2,211)	(5,225)

Non-operating income/(expense):
Gain/(loss) on sale of marketable securities	—	9	12	22
Unrealized gain/(loss) on other investments (Note 2)	(312)	(632)	(702)	1,422
Realized gain/(loss) on other investments, net (Note 2)	—	—	(348)	155
Research and development grant (Note 10)	5,863	—	5,863	—
Interest income	2	3	3	7
Interest expense	—	—	—	(78)
Other income/(expense)	(5)	16	25	(362)
Total non-operating income/(expense)	5,548	(604)	4,853	1,166

Income/(loss) before income taxes	3,589	(2,919)	2,642	(4,059)
Deferred income tax/(expense) benefit	—	—	—	—
Net income/(loss)	$3,589	$(2,919)	$2,642	$(4,059)

Other comprehensive gain/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	(3)	9	(27)	62
Comprehensive gain/(loss)	$3,586	$(2,910)	$2,615	$(3,997)

Basic:
Weighted average number of shares outstanding	82,390,217	82,275,217	82,390,217	82,275,217
Net income/(loss) per share	$0.04	$(0.04)	0.03	$(0.05)
Diluted:
Weighted average number of shares outstanding	82,390,217	82,275,217	82,390,217	82,275,217
Net income/(loss) per share	$0.04	$(0.04)	0.03	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

			Additional		Accumulated other	Total
	Common	Common	paid-in	Accumulated	comprehensive	shareholders'
	shares	stock	capital	deficit	income/(loss)	equity
Balances at December 31, 2013	82,275,217	$404,470	$32,487	$(393,885)	$(59)	$43,013

Shares issued	115,000	—	—	—	—	—
Stock-based compensation	—	442	684	—	—	1,126
Other comprehensive loss	—	—	—	—	70	70
Net loss	—	—	—	(18,926)	—	(18,926)
Balances at December 31, 2014	82,390,217	$404,912	$33,171	$(412,811)	$11	$25,283

Stock-based compensation	—	—	467	—	—	467
Other comprehensive income	—	—	—	—	(27)	(27)
Net income	—	—	—	2,642	—	2,642
Balances at June 30, 2015	82,390,217	$404,912	$33,638	$(410,169)	$(16)	$28,365

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income/(loss) for the period	$2,642	$(4,059)
Adjustments to reconcile net income/(loss) for the period to net cash used in operations:
Depreciation and amortization	368	441
Stock-based compensation	467	748
Gain on disposal of marketable securities	(12)	(22)
Gain on disposal of mineral property	(1,958)	—
Unrealized (gain)/loss on other investments	702	(1,422)
Realized (gain)/loss on other investments	348	(155)
Other non-cash items	—	(7)
Change in working capital account items:
Other current assets	152	532
Accounts payable, accrued liabilities and other	(115)	(268)
Net cash provided by/(used in) operating activities	2,594	(4,212)
Cash flows from investing activities:
Proceeds from sales of marketable securities	41	55
Proceeds from sale of other investments, net	2,772	10,560
Acquisition of short-term investments	(8,793)	—
Additions to plant and equipment	(10)	(3)
Proceeds from option/sale agreements, net	3,490	180
Net cash provided by investing activities	(2,500)	10,792
Cash flows from financing activities:
Repayment of debt	—	(6,344)
Net cash used in financing activities	—	(6,344)

Net increase in cash and cash equivalents	94	236
Cash and cash equivalents, beginning of period	3,714	5,475
Cash and cash equivalents, end of period	$3,808	$5,711

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

Our principal asset is our flagship Mt Todd gold project (“Mt Todd”) in Northern Territory (“NT”), Australia. We also hold 4.9% of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), non-core projects in Mexico and the United States, and royalty interests in projects in Bolivia and Indonesia.

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

2. Other Investments

Midas Gold Shares

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

During March 2015, we sold 8,000,000 Midas Gold Shares, at a price of C$0.46 ($0.36) per Midas Gold Share, for net proceeds of $2,772, reducing the total Midas Gold Shares we own to 7,802,615 or approximately 4.9% of the Midas Gold Shares outstanding, on a non-dilutive basis. This sale resulted in a realized loss on other investments of $348 based on the realized value at the time of the sale compared to the fair value of the Midas Gold Shares at December 31, 2014, net of costs to sell. We also entered into a lock-up agreement whereby we agreed not to sell any of our remaining Midas Gold Shares for a period of six months.

Upon initial recognition of its investment in the Midas Gold Shares, Vista elected to apply the fair value option, and as such, the investment is recorded at fair value in the  Condensed Consolidated Balance Sheets. Subsequent changes in fair value are recorded in the Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) in the period in which they occur.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

The following table summarizes our investment in Midas Gold Shares as June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Fair value at beginning of period	$6,163	$20,990
Sale of Midas Gold Shares, net of costs to sell	(2,772)	(10,560)
Realized and unrealized loss during the period	(1,050)	(4,267)
Fair value at end of period	$2,341	$6,163

Estimated tax benefit/(expense) for the period	$219	$1,478

Midas Gold Shares held at the end of the period	7,802,615	15,802,615

3.  Mineral Properties

	At June 30, 2015	At December 31, 2014
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	1,728	2,224
Los Cardones, Mexico	—	1,036
	$3,874	$5,406

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During April 2014, Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into a definitive option agreement (the “Option Agreement”) to option its interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Great Panther Silver Limited (formerly Cangold Limited) (“Great Panther”) for consideration of $5,000 in payments over a three-year period, with payments totaling $1,000 in the first year (already received, of which $500 was received in March 2015), $1,500 in January 2016 and $2,500 in January 2017.

The Option Agreement provides that all cash payments are non-refundable and optional to Great Panther, and in the event Great Panther fails to pay any of the required amounts on the scheduled dates or fails to comply with its other obligations, the Option Agreement will terminate and Great Panther will have no interest in the Guadalupe de los Reyes gold/silver project. Provided it is not in breach of the Option Agreement, Great Panther may at its discretion advance the above payment schedule and exercise the initial option for a 70% interest in the Guadalupe de los Reyes gold/silver project any time during the three-year period.

Subject to Great Panther earning a 70% interest in the Guadalupe de los Reyes gold/silver project, MGS has granted Great Panther the option to earn the remaining 30% interest in the Guadalupe de los Reyes gold/silver project by notifying MGS of a production decision no later than the tenth anniversary of exercising the first option and by making a cash payment to MGS of $3,000 plus an additional cash payment based on a formula that includes the growth, if any, in estimated measured and indicated mineral resources of the Guadalupe de los Reyes gold/silver project, and the then prevailing spot gold price (“Escalator Payment”).

Should Great Panther determine not to put the Guadalupe de los Reyes gold/silver project into production, the Option Agreement provides MGS with the right to buy back Great Panther’s 70% interest in the Guadalupe de los Reyes gold/silver project for a cash payment of $5,000 plus the Escalator Payment described above.  If MGS does not exercise its buyback option, MGS will still retain a right of first refusal should Great Panther elect to sell its 70% interest in the Guadalupe de los Reyes gold/silver project to a third party.

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

4.  Plant and Equipment

	June 30, 2015			December 31, 2014
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,493	$3,065	$2,428	$5,483	$2,756	$2,727
Guadalupe de los Reyes, Mexico	17	8	9	17	8	9
Corporate, United States	403	343	60	403	297	106
	$5,913	$3,416	$2,497	$5,903	$3,061	$2,842

	June 30, 2015			December 31, 2014
	Book value	Write-downs	Book value	Book value	Write-downs	Book value
	beginning of	during the	end of	beginning of	during the	end of
	period	period	period	period	period	period
Assets held for sale (mill equipment)	$6,500	$—	$6,500	$6,500	$—	$6,500

5.  Additional Paid-in Capital

Warrants

Warrant activity is summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2014	15,219,802	$5.00	0.8	$—
As of June 30, 2015	15,219,802	$5.00	0.3	$—

The 15,219,802 warrants outstanding expire in October 2015. Warrants were excluded from weighted average diluted shares as the exercise price is greater than the average price per common share.

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or restricted stock units (“RSUs”) or restricted stock awards to our directors, officers, employees and consultants.  The combined maximum number of shares in the capital of Vista (“Common Shares”) that may be reserved

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.  Options and RSUs under the Plan and LTIP, respectively, are granted from time to time at the discretion of the Board of Directors of the Company (“Board”), with vesting periods and other terms as determined by the Board.  Stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$2	$19	$4	$123
Restricted stock units	237	315	463	625
	$239	$334	$467	$748

As of June 30, 2015, stock options and RSUs had unrecognized compensation expense of $24 and $464, respectively, which is expected to be recognized over a weighted average period of 3.50 and 1.26 years, respectively.  Stock options were excluded from weighted average diluted shares as the exercise prices are greater than the average price per common share.  RSUs were excluded from weighted average diluted shares as they are considered anti-dilutive.

Stock Options

A summary of options under the Plan as of June 30, 2015 is set forth in the following table:

		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	options	per option	contractual term	value
Outstanding - December 31, 2014	2,257,500	$1.60	3.02	$—
Outstanding - June 30, 2015	2,257,500	$1.60	2.52	$—

Exercisable - June 30, 2015	2,011,250	$1.75	2.41	$—

A summary of our unvested stock options as of June 30, 2015 is set forth in the following table:

Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(Years)
Unvested - December 31, 2014	246,250	$0.22	3.99
Unvested - June 30, 2015	246,250	$0.22	3.50

Restricted Stock Units

The following table summarizes the RSUs under the LTIP as of June 30, 2015:

		Weighted average
	Number	grant-date fair
	of units	value per unit
Unvested - December 31, 2014	3,692,829	$0.74
Unvested - June 30, 2015	3,692,829	$0.74

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

6.  Accumulated Other Comprehensive Income/(Loss)

		Accumulated
	Accumulated	other comprehensive
	other comprehensive	income/(loss),
	income/(loss)	net of tax
As of December 31, 2014	$11	$10
Other comprehensive loss due to change in fair market value of marketable securities during period before reclassifications	(15)	(13)
Reclassifications due to realization of gain on sale of marketable securities (1)	(12)	(10)
As of June 30, 2015	$(16)	$(13)

(1)	Reclassified to gain/(loss) on sale of marketable securities on the Condensed Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).

7.  Commitments and Contingencies

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. As such, the future expenditures that may be required for compliance with these laws and regulations cannot be predicted. We conduct our operations to minimize effects on the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. During May 2015, we settled a contract dispute for $295.

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

8.  Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at June 30, 2015
	Total	Level 1	Level 3
Assets:
Short-term investments	$8,793	$8,793	$—
Marketable securities	80	80	—
Other investments (Midas Gold Shares)	2,341	2,341	—
Mill equipment, held for sale	6,500	—	6,500

	Fair value at December 31, 2014
	Total	Level 1	Level 3
Assets:
Marketable securities	$137	$137	$—
Other investments (Midas Gold Shares)	6,163	6,163	—
Mill equipment, held for sale	6,500	—	6,500

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Our short-term investments  (short-term investments consist of government securities, principally U.S. Treasury Bills, with original maturity dates greater than ninety days and less than one year), marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value is based on a third party assessment of the projected sale value less costs to sell giving full consideration to current market conditions and an orderly sale process. The mill equipment is categorized as assets held for sale on the Condensed Consolidated Balance Sheets.

At June 30, 2015, the assets classified within Level 3 of the fair value hierarchy represent 39% of the total assets measured at fair value. There have been no transfers between levels in 2015 nor have there been any changes in valuation techniques.

9.  Geographic and Segment Information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are focused principally in Australia and North America. We reported no revenues during the three and six months ended June 30, 2015 and 2014.  Geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

10.  Research and Development Grant

In June 2015, the Company received an A$7,562 ($5,863) Research & Development (“R&D”) Tax Incentive refund, net of costs to prepare and file, paid under the Australian Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia.  This refund is related to costs we incurred during the 2012 fiscal year for qualifying R&D programs.

Accounting practice generally refers to International Accounting Standard 20 “Accounting for Government Grants and Disclosure of Government Assistance” (“IAS 20”) to determine the most appropriate accounting for payments of this type.  The Company’s activities in Australia do not generate revenue subject to Australian income tax. Consequently, under IAS 20, the R&D Tax Incentive payment is considered a government grant, as opposed to an income tax refund.  Grants are recognized when there is reasonable assurance that the grant will be received and that conditions attached to the grant have been met.

11.  Subsequent Event

In July 2015, the Company received an additional approximately A$5,900 ($4,300) R&D Tax Incentive refund, net of costs to prepare and file, paid under the Australian Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia.  This refund is related to costs we incurred during the 2013 fiscal year for qualifying R&D programs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

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

Our principal asset is our flagship Mt Todd gold project (“Mt Todd”) in Northern Territory (“NT”), Australia.  We also hold 4.9%  of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), non-core projects in Mexico and the United States, and royalty interests in projects in Bolivia and Indonesia.

Outlook

We do not currently generate cash flows from mining operations. The prices for gold equities, particularly those with early stage projects, have decreased significantly during the past few years, and capital raising on reasonable terms has become more difficult for mining companies which do not have producing assets.  These market conditions are expected to continue for the foreseeable future, and could affect our ability to raise sufficient capital to advance our Mt Todd gold project on reasonable terms, if at all.

Since 2013 we have raised cash without share dilution and significantly reduced our costs to strengthen our balance sheet and mitigate the effects of these difficult markets.  We believe we have sufficient working capital to fund our currently planned programs into 2018, while retaining opportunities to access additional financing from non-dilutive sources such as the sale of our used mill equipment and monetization of other non-core assets. We believe we have addressed our liquidity needs and positioned the Company to continue to evaluate and execute programs that could better position the Mt Todd gold project for fast-track development when economic conditions permit. With our improved treasury position and strong management team we are in a position to judiciously evaluate and pursue other near-term value creating opportunities.

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

Results from Operations

Summary

For the three and six months ended June 30, 2015, we focused principally on water management and related activities at Mt Todd. At the Corporate level, we generated $6,293 from the sale of non-core assets, and received a $5,863 grant, net of costs to prepare and file, from the Government of Australia related to research and development expenditures we incurred in 2012 at Mt Todd.

Consolidated net income/(loss) for the three months ended June 30, 2015 and 2014 was $3,589 and $(2,919) or $0.04 and $(0.04) per share, respectively.  Consolidated net income/(loss) for the six months ended June 30, 2015 and 2014 was $2,642 and $(4,059) or $0.03 and $(0.05) per share, respectively.  The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $984 and $1,003 during the three months ended June 30, 2015 and 2014, respectively, and $1,959 and $2,421 during the six months ended June 30, 2015 and 2014, respectively.  During the six month period ended June 30, 2015, the Government of the Northern Territory shared the cost of treating and discharging water from the Batman pit; there was no similar program in 2014. 2015 stock-based compensation, a non-cash expense, is also lower than in 2014, due to a decrease in the number and value of stock options and restricted stock units (“RSUs”) granted.  In addition, a portion of this cost reduction results from a weaker Australian dollar for the six months ended June 30, 2015 compared to the same period in 2014.

Corporate administration

Corporate administration costs were $798 and $1,088 during the three months ended June 30, 2015 and 2014, respectively, and $1,842 and $2,363 during the six months ended June 30, 2015 and 2014, respectively. In general, costs are lower in 2015 compared to 2014 due to cost cutting initiatives.  2015 stock-based compensation, a non-cash expense, is also lower than in 2014, due to a decrease in the number and value of stock options and RSUs granted. In addition, costs during the six months ended June 30 2014 included severances costs, which resulted from the 2013 retrenchment and certain discretionary corporate programs.  There were no similar costs incurred during the same period in 2015.

Non-operating income and expenses

Unrealized gain/(loss) on other  investments

Unrealized gain/(loss) on other investments was $(312) and $(632) for the three months ended June 30, 2015 and 2014, respectively, and $(702) and $1,422 for the six months ended June 30, 2015 and 2014, respectively.  These amounts are the result of changes in fair value of our Midas Gold Shares.  The Company also holds approximately half the number of Midas Gold Shares in 2015 compared to the number held in 2014.

Realized gain/(loss) on other investments

Realized loss on other investments of $348 for the six months ended June 30, 2015 was due to the sale of 8,000,000 Midas Gold Shares during March 2015.  Realized gain on other investments of $155 for the six months ended June 30, 2014 was due to the sale of 16,000,000 Midas Gold Shares during February 2014.  No similar transactions occurred for the three months ended June 30, 2015 or 2014.

Research and development grant

During the three and six months ended June 30, 2015, the Company received $5,863, net of costs to prepare and file, from the Australian Government related to research and development activities at Mt Todd.  No similar transactions occurred in 2014.

 Financial Position, Liquidity and Capital Resources

Operating activities

Net cash provided by/(used in) operating activities was $2,594 and $(4,212) for the six months ended June 30, 2015 and 2014, respectively.  Cash provided in 2015 includes a $5,863 grant from the Government of Australia related to research and development expenditures we incurred in 2012.  Other factors that contributed to the positive year-over-year change are the lower 2015 operating expenses as discussed in “Results from Operations” above.

Investing activities

The Company continues to monetize non-core assets as a non-dilutive means of financing. Net cash of  $6,293 for the six months ended June 30, 2015 was provided from proceeds received from the Los Cardones Sale (defined below) of $3,000, the Guadalupe de los Reyes Option Agreement (defined below) of $500 and the sale of 8,000,000 Midas Gold Shares for net proceeds of $2,772.

Net cash of $10,792 for the six months ended June 30, 2014 was provided mainly from the sale of 16,000,000 Midas Gold Shares.

Financing activities

There were no cash transactions from financing activities during the six months ended June 30, 2015. Net cash of $6,344 was used in financing activities for the six months ended June 30, 2014 for the repayment of the loan facility entered into in 2013.

Liquidity and capital resources

Capital raising during the first half of 2015 included the receipt of $2,772 net proceeds from the sale of 8,000,000 Midas Gold Shares (we also entered into a lock-up agreement whereby we agreed not to sell any of our remaining Midas Gold Shares for a period of six months); the receipt of $3,000 as the final payment for the Los Cardones gold project; the receipt of a scheduled $500 option payment for the Guadalupe de los Reyes gold/silver project; and receipt of a $5,863 grant, net of costs to prepare and file, from the Government of Australia related to research and development expenditures we incurred in 2012.  As a result of these transactions, our cash and short term investments (comprised of U.S. T-Bills) as of June 30, 2015  increased to $12,601, from $3,714 as at December 31, 2014; and our working capital increased to $14,861 compared with working capital of $8,619 at December 31, 2014.

Subsequent to the period end, we received an additional approximately $4,300, net of costs to prepare and file, from the Government of Australia, related to research and development expenditures we incurred in fiscal 2013. After giving effect to this payment, our pro forma June 30, 2015 cash and short term investments would total approximately $16,901, and pro forma working capital would be approximately $19,161.  We believe that we are now able to fund our currently planned programs into 2018.

As a result of the cost cutting measures introduced during 2013 and 2014 and continued to date, the Company’s fixed costs, those expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities, are expected to average $1,500 to $1,700 per quarter for the foreseeable future.  In addition, we have initiated selected discretionary programs, mainly consisting of drilling and additional technical studies which could better position the Mt Todd gold project for fast-track development when economic conditions permit.

Potential future sources of financing include the $1,500 option payment which we expect to receive in the first quarter of 2016 pursuant to the Guadalupe de los Reyes Option Agreement (defined below).  In addition, we will continue to seek additional financing with priority given to non-dilutive sources such as the sale of our used mill equipment, other non-core assets, and, possibly, our remaining Midas Gold Shares, after the current six-month lock-up period expires.

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

	Fair value at June 30, 2015
	Total	Level 1	Level 3
Assets:
Short-term investments	$8,793	$8,793	$—
Marketable securities	80	80	—
Other investments (Midas Gold Shares)	2,341	2,341	—
Mill equipment, held for sale	6,500	—	6,500

	Fair value at December 31, 2014
	Total	Level 1	Level 3
Assets:
Marketable securities	$137	$137	$—
Other investments (Midas Gold Shares)	6,163	6,163	—
Mill equipment, held for sale	6,500	—	6,500

Our short-term investments (short-term investments consist of government securities, principally U.S. Treasury Bills, with original maturity dates greater than ninety days and less than one year), marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value is based on a third party assessment of the projected sale value giving full consideration to current market conditions and an orderly sale process. The mill equipment is categorized as assets held for sale on the Condensed Consolidated Balance Sheets.

At June 30, 2015, the assets classified within Level 3 of the fair value hierarchy represent 39% of the total assets measured at fair value. There have been no transfers between levels in 2015 nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this quarterly report on Form 10-Q.

Contractual Obligations

We have no material contractual obligations as of June 30, 2015.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

The focus of our activities at Mt Todd during 2015 has been principally on identifying and evaluating project optimization opportunities, and care and maintenance activities related to the mining licenses and exploration licenses.

We continue to review and closely monitor our site holding costs. The Company has initiated selected discretionary programs, comprised mainly of drilling and technical studies.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During April 2014, Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into a definitive option agreement (the “Option Agreement”) to option its interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Great Panther Silver Limited (formerly Cangold Limited) (“Great Panther”) for consideration of $5,000 in payments over a three-year period, with payments totaling $1,000 in the first year (already received, of which $500 was received in March 2015 ), $1,500 in January 2016 and $2,500 in January 2017.

The Option Agreement provides that all cash payments are non-refundable and optional to Great Panther, and in the event Great Panther fails to pay any of the required amounts on the scheduled dates or fails to comply with its other obligations, the Option Agreement will terminate and Great Panther will have no interest in the Guadalupe de los Reyes gold/silver project. Provided it is not in breach of the Option Agreement, Great Panther may at its discretion advance the above payment schedule and exercise the initial option for a 70% interest in the Guadalupe de los Reyes gold/silver project any time during the three-year period.

Subject to Great Panther earning a 70% interest in the Guadalupe de los Reyes gold/silver project, MGS has granted Great Panther the option to earn the remaining 30% interest in the Guadalupe de los Reyes gold/silver project by notifying MGS of a production decision no later than the tenth anniversary of exercising the first option and by making a cash payment to MGS of $3,000 plus an additional cash payment based on a formula that includes the growth, if any, in estimated measured and indicated mineral resources of the Guadalupe de los Reyes gold/silver project, and the then prevailing spot gold price (“Escalator Payment”).

Should Great Panther determine not to put the Guadalupe de los Reyes gold/silver project into production, the Option Agreement provides MGS with the right to buy back Great Panther’s 70% interest in the Guadalupe de los Reyes gold/silver project for a cash payment of $5,000 plus the Escalator Payment described above.  If MGS does not exercise its buyback option, MGS will still retain a right of first refusal should Great Panther elect to sell its 70% interest in the Guadalupe de los Reyes gold/silver project to a third party.

In July 2015, Great Panther announced a significant drilling campaign for the Guadalupe de los Reyes project, to further define and expand zones of higher grade mineralization, upon which to base new resource estimates. The Company believes that Great Panther’s commitment of capital to the Guadalupe de los Reyes project improves the likelihood of receiving the Guadalupe de los Reyes option payments when due.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	the Company’s ability to sustain its fixed costs at $1,500 to $1,700 per quarter through 2015;
•	the ability to fund the Company’s currently planned programs into 2018:

•	the potential monetization of our non-core assets, including our mill equipment which is for sale;
•

our belief that the commitment from Great Panther of capital to the Guadalupe de los Reyes gold/silver project increases the likelihood that the Company will receive all of the $4,000 of option payments related to the Option Agreement;

•	our belief that we have positioned the Company to judiciously pursue near-term value creating opportunities;
•	our ability to fast-track the development of Mt Todd when economic conditions permit;
•	estimates of future operating and financial performance;
•	potential funding requirements and sources of capital, including near-term sources of additional cash;
•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
•	our estimates of our future cash position;
•	our intention to continue cost reduction efforts;
•

our expectation that raising capital for mining companies without producing assets will continue to be difficult for the foreseeable future, and the potential impact of this on our ability to raise capital in sufficient amounts on reasonable terms;

•	our planned deferral of significant development programs until market conditions improve;
•	our potential ability to generate proceeds from operations or the disposition of our assets;
•	the timing, performance and results of feasibility studies;
•	plans and anticipated effects of holding 4.9% of the outstanding Midas Gold Shares;
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	plans for evaluation and advancement of the Mt Todd;
•	our ability to raise sufficient capital (approximately $2,500) to complete a feasibility study of Mt Todd;
•	our ability to complete the Mt Todd feasibility study within six months of commencement;
•	the feasibility of Mt Todd;
•	future business strategy, competitive strengths, goals and expansion and growth of our business;
•	plans and estimates concerning potential project development, including matters such as schedules, estimated completion dates and estimated capital and operating costs;
•	estimates of mineral reserves and mineral resources; and
•	our expectation that we will continue to be a PFIC in the future.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three and six months ended June 30, 2015, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief

Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the six months ended June 30, 2015, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
10.1	Amended Stock Option Plan, previously filed as Appendix F to the Corporation’s Definitive Proxy Statement as filed with the commission on March 20, 2015
10.2	Amended LTIP, previously filed as Appendix E to the Corporation’s Definitive Proxy Statement as filed with the Commission on March 20, 2015
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*(1)	XBRL Instance Document
101.SCH*(1)	XBRL Taxonomy Extension – Schema
101.CAL*(1)	XBRL Taxonomy Extension – Calculations
101.DEF*(1)	XBRL Taxonomy Extension – Definitions
101.LAB*(1)	XBRL Taxonomy Extension – Labels
101.PRE*(1)	XBRL Taxonomy Extension – Presentations

* - Filed herewith

(1)

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)for the three and six months ended June 30, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: July 31, 2015	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: July 31, 2015	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer