Form 10-Q
period 2015-09-30
VISTA GOLD CORP
filed 2015-10-29
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes □ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 82,883,562 common shares, without par value, outstanding as of October 27, 2015.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2015

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	(Unaudited)
	September 30,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$2,868	$3,714
Short-term investments (Note 8)	11,880	—
Other investments, at fair value (Note 2)	1,717	6,163
Other current assets	598	1,485
Total current assets	17,063	11,362

Non-current assets:
Mineral properties (Note 3)	3,874	5,406
Plant and equipment, net (Note 4)	2,334	2,842
Assets held for sale (Note 4)	6,500	6,500
Long-term deferred tax asset	438	1,916
Total non-current assets	13,146	16,664
Total assets	$30,209	$28,026

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$176	$457
Accrued liabilities and other	495	370
Current deferred tax liability	438	1,916
Total current liabilities	1,109	2,743
Total liabilities	1,109	2,743

Commitments and contingencies – (Note 7)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2015 - 82,883,562 and 2014 - 82,390,217	405,086	404,912
Additional paid-in capital (Note 5)	33,684	33,171
Accumulated other comprehensive income/(loss) (Note 6)	(37)	11
Accumulated deficit	(409,633)	(412,811)
Total shareholders' equity	29,100	25,283
Total liabilities and shareholders' equity	$30,209	$28,026

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expense:
Exploration, property evaluation and holding costs	$(1,306)	$(755)	$(3,265)	$(3,176)
Corporate administration	(832)	(134)	(2,674)	(2,497)
Depreciation and amortization	(163)	(219)	(531)	(660)
Write-down value-added tax receivable	(572)	—	(572)
Gain on disposal of mineral property, net (Note 3)	—	—	1,958	—
Total operating expense	(2,873)	(1,108)	(5,084)	(6,333)

Non-operating income/(expense):
Gain/(loss) on sale of marketable securities	—	2	12	24
Unrealized loss on other investments (Note 2)	(624)	(3,792)	(1,326)	(2,370)
Realized gain/(loss) on other investments, net (Note 2)	—	—	(348)	155
Research and development grant, net (Note 10)	4,357	—	10,220	—
Interest income	11	2	14	9
Interest expense	—	—	—	(78)
Other income/(expense)	(335)	(12)	(310)	(374)
Total non-operating income/(expense)	3,409	(3,800)	8,262	(2,634)

Income/(loss) before income taxes	536	(4,908)	3,178	(8,967)
Deferred income tax/(expense) benefit	—	—	—	—
Net income/(loss)	$536	$(4,908)	$3,178	$(8,967)

Other comprehensive income/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	(21)	(40)	(48)	22
Comprehensive income/(loss)	$515	$(4,948)	$3,130	$(8,945)

Basic:
Weighted average number of shares outstanding	82,618,766	82,275,217	82,466,677	82,275,217
Net income/(loss) per share	$0.01	$(0.06)	0.04	$(0.11)

Diluted:
Weighted average number of shares outstanding	82,790,051	82,275,217	82,566,906	82,275,217
Net income/(loss) per share	$0.01	$(0.06)	0.04	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

			Additional		Accumulated other	Total
	Common	Common	paid-in	Accumulated	comprehensive	shareholders'
	shares	stock	capital	deficit	income/(loss)	equity
Balances at December 31, 2013	82,275,217	$404,470	$32,487	$(393,885)	$(59)	$43,013

Shares issued (RSUs vested)	115,000	—	—	—	—	—
Stock-based compensation	—	442	684	—	—	1,126
Other comprehensive loss	—	—	—	—	70	70
Net loss	—	—	—	(18,926)	—	(18,926)
Balances at December 31, 2014	82,390,217	$404,912	$33,171	$(412,811)	$11	$25,283

Shares issued (RSUs vested)	493,345	—	—	—	—	—
Stock-based compensation	—	174	513	—	—	687
Other comprehensive income	—	—	—	—	(48)	(48)
Net income	—	—	—	3,178	—	3,178
Balances at September 30, 2015	82,883,562	$405,086	$33,684	$(409,633)	$(37)	$29,100

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income/(loss) for the period	$3,178	$(8,967)
Adjustments to reconcile net income/(loss) for the period to net cash used in operations:
Depreciation and amortization	531	660
Stock-based compensation	687	167
Gain on disposal of marketable securities	(12)	(24)
Gain on disposal of mineral property	(1,958)	—
Write-down of value-added tax receivable	572	—
Unrealized loss on other investments	1,326	2,370
Other non-cash items	—	(162)
Change in working capital account items:
Other current assets	573	671
Accounts payable, accrued liabilities and other	(156)	(226)
Net cash provided by/(used in) operating activities	4,741	(5,511)
Cash flows from investing activities:
Proceeds from sales of marketable securities	41	61
Proceeds from sale of other investments, net	2,772	10,560
Acquisition of short-term investments	(11,880)	—
Additions to plant and equipment	(10)	(7)
Proceeds from option/sale agreements, net	3,490	1,028
Net cash (used in)/provided by investing activities	(5,587)	11,642
Cash flows from financing activities:
Repayment of debt	—	(6,344)
Net cash used in financing activities	—	(6,344)

Net decrease in cash and cash equivalents	(846)	(213)
Cash and cash equivalents, beginning of period	3,714	5,475
Cash and cash equivalents, end of period	$2,868	$5,262

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

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2014 as filed on March 3, 2015 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles (“GAAP”) have been condensed or omitted.

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

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

The following table summarizes our investment in Midas Gold Shares as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Fair value at beginning of period	$6,163	$20,990
Sale of Midas Gold Shares, net of costs to sell	(2,772)	(10,560)
Realized and unrealized loss during the period	(1,674)	(4,267)
Fair value at end of period	$1,717	$6,163

Estimated tax benefit for the period	$414	$1,478

Midas Gold Shares held at the end of the period	7,802,615	15,802,615

3.  Mineral Properties

	At September 30, 2015	At December 31, 2014
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	1,728	2,224
Los Cardones, Mexico	—	1,036
	$3,874	$5,406

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During April 2014, Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into a definitive option agreement (the “Option Agreement”) to option a  70% interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Great Panther Silver Limited (formerly Cangold Limited) (“Great Panther”) for consideration of $5,000 in payments over a three-year period, with payments totaling $1,000 in the first year ($500 received in 2014 and $496 net of legal costs was received in March 2015), $1,500 in January 2016 and $2,500 in January 2017.

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

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Los Cardones

In October 2013, we sold our 100% debt and equity participation in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to Invecture Group, S.A. de C.V. (“Invecture”) and RPG Structured Finance S.a.r.l. (together the “Purchasers”) for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 of which was originally payable in January 2014 (the “Subsequent Payment”) subject to the Purchasers’ option to elect to not make the Subsequent Payment).  In 2014, the due date for the Subsequent Payment was extended to January 30, 2015 for additional consideration of $500.  In October 2014, Invecture announced that the Los Cardones gold project had been suspended because the conditions for its development were not favorable at that time, which introduced substantial doubt that the Subsequent Payment would be made.  After making this announcement, there were no apparent significant favorable changes to incentivize Invecture to lift the suspension. In January 2015, we agreed to amend the payment terms (the “Amendment”) of the Los Cardones Sale. Under the Amendment, the Company received a payment of $496 net of legal costs from the Purchasers as the final payment for 100% of the Company’s interest in the project.    This resulted in a realized gain of $1,958.

4.  Plant and Equipment

	September 30, 2015			December 31, 2014
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,493	$3,203	$2,290	$5,483	$2,756	$2,727
Guadalupe de los Reyes, Mexico	17	9	8	17	8	9
Corporate, United States	403	367	36	403	297	106
	$5,913	$3,579	$2,334	$5,903	$3,061	$2,842

	September 30, 2015			December 31, 2014
	Book value	Write-downs	Book value	Book value	Write-downs	Book value
	beginning of	during the	end of	beginning of	during the	end of
	period	period	period	period	period	period
Assets held for sale (mill equipment)	$6,500	$—	$6,500	$6,500	$—	$6,500

5.  Additional Paid-in Capital

Warrants

Warrant activity is summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2014	15,219,802	$5.00	0.8	$—
As of September 30, 2015	15,219,802	$5.00	0.1	$—

The 15,219,802 warrants outstanding expired  October 22, 2015. Warrants were excluded from weighted average diluted shares as the exercise price is greater than the average price per common share.

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or restricted stock units (“RSUs”) or restricted stock awards to our directors, officers, employees and consultants.  The combined maximum number of shares in the capital of Vista (“Common Shares”) that may be reserved

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.  Options and RSUs under the Plan and LTIP, respectively, are granted from time to time at the discretion of the Board of Directors of the Company (“Board”), with vesting periods and other terms as determined by the Board.  Stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$2	$35	$6	$158
Restricted stock units	218	(616)	681	9
	$220	$(581)	$687	$167

As of September 30, 2015, stock options and RSUs had unrecognized compensation expense of $24 and $598, respectively, which is expected to be recognized over a weighted average period of 3.25 and 1.29 years, respectively.  Stock options were excluded from weighted average diluted shares as the exercise prices are greater than the average price per common share.  The restricted costs recovery for the three months ended September 30, 2014 is due to the cancellation of RSUs that had been expenses in prior periods but did not satisfy the vesting conditions. Certain RSUs were excluded from weighted average diluted shares as they are considered anti-dilutive.

Stock Options

A summary of options under the Plan as of September 30, 2015 is set forth in the following table:

		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	options	per option	contractual term	value
Outstanding - December 31, 2014	2,257,500	$1.60	3.02	$—
Outstanding - September 30, 2015	2,257,500	$1.60	2.27	$—

Exercisable - September 30, 2015	2,011,250	$1.75	2.15	$—

A summary of our unvested stock options as of September 30, 2015 is set forth in the following table:

Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(Years)
Unvested - December 31, 2014	246,250	$0.22	3.99
Unvested - September 30, 2015	246,250	$0.22	3.25

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Restricted Stock Units

The following table summarizes the RSUs under the LTIP as of September 30, 2015:

		Weighted average
	Number	grant-date fair
	of units	value per unit
Unvested - December 31, 2014	3,692,829	$0.74
Cancelled/forfeited	(725,013)	0.80
Vested	(493,345)	1.62
Granted	1,727,000	0.27
Unvested - September 30, 2015	4,201,471	$0.43

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date.  Other RSU awards vest subject to certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance.  The vesting period for RSUs is at least one year.

6.  Accumulated Other Comprehensive Income/(Loss)

		Accumulated
	Accumulated	other comprehensive
	other comprehensive	income/(loss),
	income/(loss)	net of tax
As of December 31, 2014	$11	$10
Other comprehensive loss due to change in fair market value of marketable securities during period before reclassifications	(36)	(31)
Reclassifications due to realization of gain on sale of marketable securities (1)	(12)	(10)
As of September 30, 2015	$(37)	$(31)

(1)	Reclassified to gain/(loss) on sale of marketable securities on the Condensed Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).

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

Under our agreement with the Jawoyn Association Aboriginal Corporation (the  “JAAC”), we must offer the JAAC the opportunity to establish a joint venture with Vista holding 90% and the JAAC holding a 10% participating interest in the Mt Todd mining licenses. In addition, the JAAC will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current mining licenses, and a 1% NSR royalty on other metals, subject to a minimum payment of A$50 per year.

8.  Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

	Fair value at September 30, 2015
	Total	Level 1	Level 3
Assets:
Short-term investments	$11,880	$11,880	$—
Marketable securities	59	59	—
Other investments (Midas Gold Shares)	1,717	1,717	—
Mill equipment, held for sale	6,500	—	6,500

	Fair value at December 31, 2014
	Total	Level 1	Level 3
Assets:
Marketable securities	$137	$137	$—
Other investments (Midas Gold Shares)	6,163	6,163	—
Mill equipment, held for sale	6,500	—	6,500

Our short-term investments  (as defined below), marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Consolidated Balance Sheets for each period presented.

Short-term investments consist of government securities with original maturity dates greater than ninety days and less than one year. Short-term investments are recorded at amortized cost and are classified as debt securities held-to-maturity as the Company has the intention and ability to hold these instruments until their original maturity date at the time of purchase.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value is based on a third party assessment of the projected sale value less costs to sell giving full consideration to current market conditions and an orderly sale process. The mill equipment is categorized as assets held for sale on the Condensed Consolidated Balance Sheets.

At September 30, 2015, the assets classified within Level 3 of the fair value hierarchy represent 32% of the total assets measured at fair value. There have been no transfers between levels in 2015 nor have there been any changes in valuation techniques.

9.  Geographic and Segment Information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are focused principally in Australia and North America. We reported no revenues during the three and nine months ended September 30, 2015 and 2014.  Geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

10.  Research and Development Grant

In June 2015, the Company received an A$7,608 ($5,863) Research & Development (“R&D”) Tax Incentive refund, net of costs to prepare and file, paid under the Australian Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia.  This refund is related to costs we incurred during the 2012 fiscal year for qualifying R&D programs.

In July 2015, the Company received an additional approximately A$5,862 ($4,357) R&D Tax Incentive refund, net of costs to prepare and file, paid under the Australian Government’s R&D Tax Incentive Program.  This refund is related to costs we incurred during the 2013 fiscal year for qualifying R&D programs.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project. Completion of a feasibility study or the development of the project is not justified at this time due to the current low gold price. However, with the completion of the environmental impact study in 2014 and the previous completion of a significant amount of the project engineering and design, much of which is contained in the previously released preliminary feasibility study, the permitting risk is substantially reduced and the potential development timeline at Mt Todd is well defined. We are now well positioned, subject to sustained improvement in gold prices, to move forward quickly with the completion of the Mt Todd gold project feasibility study. We estimate that the feasibility study could be completed within six months of its commencement and at a cost of approximately $2,500.

Results from Operations

Summary

As a result of our commitment to non-dilutive financing, together with our strict cost management policies, the Company continues to be well funded and able to execute selected strategic discretionary programs.

Consolidated net income/(loss) for the three months ended September 30, 2015 and 2014 was $536 and $(4,908) or $0.01 and $(0.06) per share, respectively.  Consolidated net income/(loss) for the nine months ended September 30, 2015 and 2014 was $3,178 and $(8,967) or $0.04 and $(0.11) per share, respectively.  The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,306 and $755 during the three months ended September 30, 2015 and 2014, respectively, and $3,265 and $3,176 during the nine months ended September 30, 2015 and 2014, respectively.  The cost increases in 2015 resulted mainly from discretionary technical studies and drilling programs at the Mt Todd exploration licenses and at the Batman deposit, substantially completed during the three months ended September 30, 2015. These increases are offset partly by a weaker Australian dollar in 2015, and the Government of the Northern Territory’s sharing of the costs for water treatment and discharge at Mt Todd in 2015. There was no similar program in 2014. In addition, 2014 costs included a non-cash cost recovery related to certain RSU’s that did not meet the vesting criteria.

Corporate administration

Corporate administration costs were $832 and $134 during the three months ended September 30, 2015 and 2014, respectively, and $2,674 and $2,497 during the nine months ended September 30, 2015 and 2014, respectively. Cash costs during the three months ended September 30, 2015 were substantially the same as those for the same period of 2014.  For the nine months ended September 30, 2015 cash costs were slightly lower than those for the same period in 2014, mainly due the effects of cost cutting initiatives introduced in 2013 and 2014. In addition, 2014 costs included a non-cash cost recovery related to certain RSU’s that did not meet the vesting criteria.

Write-down value-added tax receivable

For three and nine months ended September 30, 2015, we incurred a non-cash write-down associated with value-added tax (“VAT”) receivable in Mexico of $572. As the Mexican tax authorities have denied our claim for the VAT recovery; we are contesting their position.  No similar write-down occurred during the three and nine months ended September 30, 2014.

Non-operating income and expenses

Unrealized gain/(loss) on other  investments

Unrealized gain/(loss) on other investments was $(624) and $(3,792) for the three months ended September 30, 2015 and 2014, respectively, and $(1,326) and $(2,370) for the nine months ended September 30, 2015 and 2014, respectively.  These amounts are the result of changes in fair value of our Midas Gold Shares.  The Company also holds approximately half the number of Midas Gold Shares in 2015 compared to the number held in 2014.

Realized gain/(loss) on other investments

Realized loss on other investments of $348 for the nine months ended September 30, 2015 was due to the sale of 8,000,000 Midas Gold Shares during March 2015.  Realized gain on other investments of $155 for the nine months ended September 30, 2014 was due to the sale of 16,000,000 Midas Gold Shares during February 2014.  No similar transactions occurred during the three months ended September 30, 2015 or 2014.

Research and development grant

During the three and nine months ended September 30, 2015, the Company received $4,357 and $10,220, respectively, net of costs to prepare and file, from the Australian Government related to research and development activities at Mt Todd.  No similar transactions occurred in 2014.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash provided by/(used in) operating activities was $4,741 and $(5,511) for the nine months ended September 30, 2015 and 2014, respectively.  Cash provided in 2015 includes grants totaling  $10,220 from the Government of Australia related to research and development expenditures we incurred in 2012 and 2013.  Other factors that contributed to the positive year-over-year change are the lower 2015 operating expenses as discussed in “Results from Operations” above.

Investing activities

The Company continues to monetize non-core assets as a non-dilutive means of financing. Net cash of  $5,587 for the nine months ended September 30, 2015 was provided from proceeds received from the Los Cardones Sale (defined in Project Updates below) of $2,994 net of legal costs,  the Guadalupe de los Reyes Option Agreement (defined in Project Updates below) of $496 net of legal costs, and the sale of 8,000,000 Midas Gold Shares for net proceeds of $2,772, offset by the purchase of U.S. Treasury bills of $11,880.

Net cash of $11,642 for the nine months ended September 30, 2014 was provided mainly from the sale of 16,000,000 Midas Gold Shares.

Financing activities

There were no cash transactions from financing activities during the nine months ended September 30, 2015. Net cash of $6,344 was used in financing activities for the nine months ended September 30, 2014 for the repayment of the loan facility entered into in 2013.

Liquidity and capital resources

Capital raising during the nine months ended September 30, 2015 included the receipt of $2,772 net proceeds from the sale of 8,000,000 Midas Gold Shares; the receipt of $2,994 net of legal costs as the final payment for the Los Cardones gold project; the receipt of a scheduled $496 option payment net of legal costs for the Guadalupe de los Reyes gold/silver project; and receipt of grants totaling  $10,220, net of costs to prepare and file, from the Government of Australia related to a Research & Development (“R&D”) Tax Incentive refund regarding R&D expenditures we incurred in 2012 and 2013.  As a result of these transactions, our cash and short term investments (comprised mainly of U.S. Treasury Bills) as of September 30, 2015  increased to $14,748, from $3,714 as at December 31, 2014; and our working capital increased to $15,954 compared with working capital of $8,619 at December 31, 2014. We believe that we are able to fund our currently planned programs into 2018.

As a result of the cost cutting measures introduced during 2013 and 2014 and continued to date, the Company’s fixed costs, those expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities, are expected to average $1,500 to $1,700 per quarter for the foreseeable future.  In addition, we have undertaken and will continue to consider selected discretionary programs, mainly consisting of technical studies and exploration programs, that are expected to add value to Mt Todd and better position the project for fast-track development when economic conditions warrant.

Potential future sources of financing include the $1,500 option payment which we expect to receive in the first quarter of 2016 pursuant to the Guadalupe de los Reyes Option Agreement (defined in Project Updates below).  In addition, we will continue to seek additional financing with priority given to non-dilutive sources such as the sale of our used mill equipment, other non-core assets, and, depending on market conditions, our remaining Midas Gold Shares.

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

	Fair value at September 30, 2015
	Total	Level 1	Level 3
Assets:
Short-term investments	$11,880	$11,880	$—
Marketable securities	59	59	—
Other investments (Midas Gold Shares)	1,717	1,717	—
Mill equipment, held for sale	6,500	—	6,500

	Fair value at December 31, 2014
	Total	Level 1	Level 3
Assets:
Marketable securities	$137	$137	$—
Other investments (Midas Gold Shares)	6,163	6,163	—
Mill equipment, held for sale	6,500	—	6,500

Our short-term investments (as defined below), marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Consolidated Balance Sheets for each period presented.

Short-term investments consist of government securities with original maturity dates greater than ninety days and less than one year. Short-term investments are recorded at amortized cost and are classified as debt securities held-to-maturity as the Company has the intention and ability to hold these instruments until their original maturity date at the time of purchase.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value is based on a third party assessment of the projected sale value giving full consideration to current market conditions and an orderly sale process. The mill equipment is categorized as assets held for sale on the Condensed Consolidated Balance Sheets.

At September 30, 2015, the assets classified within Level 3 of the fair value hierarchy represent 32% of the total assets measured at fair value. There have been no transfers between levels in 2015 nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this quarterly report on Form 10-Q.

Contractual Obligations

We have no material contractual obligations as of September 30, 2015.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

The focus of our activities at Mt Todd during 2015 has been principally on water management and related activities; permitting, specifically the authorization required under the Environmental Protection and Biodiversity Conservation Act 1999 ("EPBC Act") from the federal government, as it relates to the Gouldian Finch; and  identifying and evaluating project optimization opportunities. We recently completed certain technical studies designed to better position the Mt Todd gold project for fast track development when economic conditions permit; and we substantially completed proof of concept drilling on three targets, two of which are within the Mt Todd exploration license areas and the other of which is below the Batman deposit mineralized zone.  Analysis of the results is in progress.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During April 2014, Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into a definitive option agreement (the “Option Agreement”) to option a 70% interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Great Panther Silver Limited (formerly Cangold Limited) (“Great Panther”) for consideration of $5,000 in payments over a three-year period, with payments totaling $1,000 in the first year $500 received in 2014 and $496 net of legal costs was received in March 2015), $1,500 in January 2016 and $2,500 in January 2017.

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

In July 2015, Great Panther announced a significant drilling campaign for the Guadalupe de los Reyes gold/silver project, to further define and expand zones of higher grade mineralization, upon which to base new resource estimates. The Company believes that Great Panther’s commitment of capital to the Guadalupe de los Reyes gold/silver project supports the likelihood that MGS will receive the Guadalupe de los Reyes option payments when due.

Los Cardones Gold Project

In October 2013, we sold our 100% debt and equity participation in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to Invecture Group, S.A. de C.V. (“Invecture”) and RPG Structured Finance S.a.r.l. (together the “Purchasers”) for a total of $13,000  ($7,000 of which was paid in October 2013 and $6,000 of which was originally payable in January 2014 (the “Subsequent Payment”) subject to the Purchasers’ option to elect to not make the Subsequent Payment.  In 2014, the due date for the Subsequent Payment was extended to January 30, 2015 for additional consideration of $500.  In October 2014, Invecture announced that the Los Cardones gold project had been suspended because the conditions for its development were not favorable at that time, which introduced substantial doubt that the Subsequent Payment would be made.  After making this announcement, there were no apparent significant favorable changes to incentivize Invecture to lift the suspension. In January 2015, we agreed to amend the payment terms (the “Amendment”) of the Los Cardones Sale. Under the Amendment, the Company received a payment of $2,994 net of legal costs from the Purchasers as the final payment for 100% of the Company’s interest in the project.

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

•	the Company’s ability to sustain its fixed costs at $1,500 to $1,700 per quarter for the foreseeable future;
•	the ability to fund the Company’s currently planned programs into 2018;
•	the potential monetization of our non-core assets, including our mill equipment which is for sale;
•

our belief that the commitment from Great Panther of capital to the Guadalupe de los Reyes gold/silver project increases the likelihood that the Company will receive all of the $4,000 of option payments related to the Option Agreement;

•	our belief that we have positioned the Company to judiciously pursue near-term value creating opportunities;
•	the nature and magnitude of future discretionary programs, if any, and the availability of funding for such programs;
•	our ability to fast-track the development of Mt Todd when economic conditions permit;
•	estimates of future operating and financial performance;
•	potential funding requirements and sources of capital, including near-term sources of additional cash;
•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
•	our estimates of our future cash position;
•	our intention to continue cost management efforts;
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

•	trading price of our securities and our ability to raise funds in new share offerings due to future sales of common shares in the public or private market;
•	the lack of dividend payments by us;
•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	the market price of the securities held by us;
•	our ability to timely monetize our Midas Gold Shares;
•	our lack of production and experience in producing;
•	perception of potential environmental impact of Mt Todd;
•	reclamation liabilities, including reclamation requirements at Mt Todd;
•	our history of losses from operations;
•	future water supply issues at Mt Todd;
•	litigation or other legal claims;

•	environmental lawsuits;
•	lack of adequate insurance to cover potential liabilities;
•	our ability to attract, retain and hire key personnel;
•	fluctuations in the price of gold;
•	inherent hazards of mining exploration, development and operating activities;
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are engaged in the acquisition of gold projects and related activities, including exploration, engineering, permitting and the preparation of feasibility studies. The value of our properties, as well as our marketable securities and our investment in Midas Gold Shares,  are related to the price of gold, and changes in the price of gold could affect the value of, and/or our ability to generate revenue from, our mineral projects and other assets.

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

Because we have exploration operations in Australia, we are subject to foreign currency fluctuations. We are not currently engaged in currency hedging to offset any risk of currency fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three and nine months ended September 30, 2015, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the nine months ended September 30, 2015, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

* - Filed herewith

(1)

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)for the three and nine months ended September 30, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: October 29, 2015	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: October 29, 2015	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer