Form 10-K
period 2015-12-31
VISTA GOLD CORP
filed 2016-02-26
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

      Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $27,005,000

The number of shares of the Registrant’s Common Stock outstanding as of February 15, 2016 was 82,883,562.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2014 Annual General Meeting of Shareholders are incorporated herein.  See Part III.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms defined in Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

GLOSSARY

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

“cut-off grade” means the grade below which mineralized material will be considered waste.

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

“feasibility study” is a comprehensive technical and economic study of the selected development option for a mineral project that includes appropriately detailed assessments of realistically assumed mining, processing, metallurgical, economic, marketing, legal, environmental, social and governmental considerations together with any other relevant operational factors and detailed financial analysis, that are necessary to demonstrate at the time of reporting that extraction is reasonably justified or economically viable. The results of the study may reasonably serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of the project. The confidence level of the study will be higher than that of a pre-feasibility study.

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

“galena” means a lead sulfide mineral commonly found in hydrothermal veins; it is the primary ore of lead.

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

“indicated mineral resource” and “indicated resource” means “indicated mineral resource” as defined by the CIM in the CIM Definition Standards and is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with sufficient confidence to allow the appropriate application of technical and economic parameters in sufficient detail to support mine planning and evaluation of the economic viability of the deposit.  Geological evidence is derived from adequately detailed and reliable exploration, sampling and testing and is sufficient to assume geological and grade or quality continuity between points of observation. An indicated mineral resource has a lower level of confidence than that applying to a measured mineral resource and may only be converted to a probable mineral reserve.

“inferred mineral resource” and “inferred resource” means “inferred mineral resource” as defined by the CIM in the CIM Definition Standards and is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling.   Geological evidence is sufficient to imply but not verify geological and grade or quality continuity. An inferred mineral resource has a lower level of confidence than that applying to an indicated mineral resource and must not be converted to a mineral reserve. It is reasonably expected that the majority of inferred mineral resources could be upgraded to indicated mineral resources with continued exploration.

“intrusion” refers to an igneous rock body that formed from magma that forced its way into, through or between subsurface rock units.

“intrusives” refers to igneous rocks that crystallize below the earth’s surface.

“ironstone” is a sedimentary rock, either deposited directly as a ferruginous sediment or created by chemical replacement, that contains a substantial proportion of an iron compound from which iron either can be or once was smelted commercially.

“joint” means a fracture in a rock along which there has been no displacement.

“measured mineral resource” means “measured mineral resource” as defined by the CIM in the CIM Definition Standards and is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are estimated with confidence sufficient to allow the application of technical and economic parameters to support detailed mine planning and final evaluation of the economic viability of the deposit. Geological evidence is derived from detailed and reliable exploration, sampling and testing and is sufficient to confirm geological and grade or quality continuity between points of observation. A measured mineral resource has a higher level of confidence than that applying to either an indicated mineral resource or an inferred mineral resource. It may be converted to a proven mineral reserve or to a probable mineral reserve.

“mica” any of a group of phyllosilicate minerals having similar chemical compositions and highly perfect basal cleavage.

“mineral reserve” means the economically mineable part of a measured mineral resource and/or indicated mineral resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified.

“mineral resource” means a concentration or occurrence of solid material of economic interest in or on the earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling.

“mineralization” means the concentration of valuable minerals within a body of rock.

“mineralized material” under SEC Industry Guide 7 is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility. Mineralized material is equivalent to measured plus indicated mineral resources but does not include inferred mineral resources.

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

“preliminary economic assessment” and “PES” as defined by NI 43-101 is a study, other than a pre-feasibility study or feasibility study, that includes an economic analysis of the potential viability of mineral resources.

“preliminary feasibility study”, “PFS” and “pre-feasibility study” as defined by the CIM is a comprehensive study of a range of options for the technical and economic viability of a mineral project that has advanced to a stage where a preferred mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, is established and an effective method of mineral processing is determined. It includes a financial analysis based on reasonable assumptions on the realistically assumed mining, processing, metallurgical, economic, marketing, legal, environmental, social and government considerations and the evaluation of any other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the mineral resource may be converted to a mineral reserve at the time of reporting. A pre-feasibility study is at a lower confidence level than a feasibility study.

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

“probable mineral reserves” as defined by the CIM in the CIM Definition Standards is the economically mineable part of an indicated and, in some circumstances, a measured mineral resource.  The confidence in the mining, processing, metallurgical, economic, and other relevant factors applying to a probable mineral reserve is lower than that applying to a proven mineral reserve.

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

“proven mineral reserves”, as defined by the CIM in the CIM Definition Standards, is the economically mineable part of a measured mineral resource A proven mineral reserve implies a high degree of confidence in the mining, processing, metallurgical, economic and other relevant factors.

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

“tonne” means a metric tonne and has the weight of 1,000 kg or 2,204.6 pounds.

“tpd” means tonnes per day.

“tuffs” are a type of rock consisting of consolidated volcanic ash ejected from vents during a volcanic eruption.

“vein” means a fissure, fault or crack in a rock filled by minerals that have traveled upwards from some deep source.

“waste” means rock lacking sufficient grade and/or other characteristics of ore.

USE OF NAMES

In this annual report on Form 10-K, unless the context otherwise requires, the terms “we”, “us”, “our”, “Vista”, “Vista Gold”, or the “Company” refer to Vista Gold Corp. and its subsidiaries.

CURRENCY

References to C$ refer to Canadian currency, A$ to Australian currency and $ to United States currency.  All dollars amounts are expressed in thousands of dollars except references to per ounce and per share amounts.

METRIC CONVERSION TABLE

To Convert Imperial Measurement Units	To Metric Measurement Units	Multiply by
Acres	Hectares	0.4047
Feet	Meters	0.3048
Miles	Kilometers	1.6093
Tons (short)	Tonnes	0.9071
Gallons	Liters	3.785
Ounces (troy)	Grams	31.103
Ounces (troy) per ton (short)	Grams per tonne	34.286

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including all exhibits hereto and any documents that are incorporated by reference as set forth on the face page under “Documents incorporated by reference”, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this annual report on Form 10-K, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	the Company’s ability to sustain its fixed costs at $1,400 to $1,600 per quarter for the foreseeable future;
•	the ability to fund the Company’s currently planned programs into 2018;
•	the potential monetization of our non-core assets, including our mill equipment which is for sale;
•	our expectation that future R&D grants from the Government of Australia, if any, will be significantly smaller than those received in 2015;

•	our belief that we will obtain Environmental Protection and Biodiversity Conservation Act 1999 authorization in early 2016;
•	our belief that we have positioned the Company to judiciously pursue near-term value creating opportunities;
•	the nature and magnitude of future discretionary programs, if any, and the availability of funding for such programs;
•	our ability to quickly advance Mt Todd (defined in “Item 1: Business” below) to development when economic conditions permit;
•	estimates of future operating and financial performance;

•	potential funding requirements and sources of capital, including near-term sources of additional cash;
•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
•	our intention to continue cost management efforts;
•	our expectation that market conditions will not improve for the foreseeable future;
•

our expectation that raising capital for mining companies without producing assets will continue to be difficult for the foreseeable future, and the potential impact of this on our ability to raise capital in sufficient amounts on reasonable terms;

•	our planned deferral of significant development programs until market conditions improve;
•	our potential ability to generate proceeds from operations or the disposition of our assets;
•	the timing, performance and results of feasibility studies;
•	plans and anticipated effects of holding 4.9% of the outstanding Midas Gold Shares (defined in “Item 1: Business” below);
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	plans for evaluation and advancement of Mt Todd;
•	our ability to raise sufficient capital (approximately $2,500) to complete a feasibility study of Mt Todd;
•	our ability to complete the Mt Todd feasibility study within six months of commencement;
•	the feasibility of Mt Todd;
•	our expectation of Mt Todd’s impact, including environmental and economic impacts;
•

plans and estimates concerning potential project exploration and development, including the use of high pressure grinding roll crushers and access to a water supply, as well as the ability to obtain required permits;

•	our belief that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate;
•	our belief that we maintain reasonable amounts of insurance;
•	estimates of mineral reserves and mineral resources;
•	our intention to seek partners to advance the Guadalupe de los Reyes project;
•	potential changes in regulations or taxation initiatives;
•	our belief that adopting the guidelines proposed by the Financial Accounting Standards Board in 2016 will not materially impact our financial statements; and
•	our expectation that we will continue to be a passive foreign investment company (“PFIC”).

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by the Company’s Board of Directors (the “Board”); our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; current market conditions and project development plans. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “will,” “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

•	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
•	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations and permits for Mt Todd, including its development plans and operating activities;
•	the timing and results of a feasibility study on Mt Todd;
•	delays in commencement of construction at Mt Todd;
•	our ability to secure the permits for Mt Todd;
•	increased costs that affect our operations or our financial condition;
•	our reliance on third parties to fulfill their obligations under agreements with us;
•	whether projects not managed by us will comply with our standards or meet our objectives;
•	a shortage of skilled labor, equipment and supplies;
•

whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;

•	trading price of our securities and our ability to raise funds in new share offerings due to future sales of common shares in the public or private market;
•	the lack of cash dividend payments by us;
•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	industry consolidation which could result in the acquisition of a control position in the Company for less than fair value;
•	the market price of the securities held by us;
•	our ability to timely monetize our Midas Gold Shares;
•	perception of potential environmental impact of Mt Todd;
•	reclamation liabilities, including reclamation requirements at Mt Todd;
•	our history of losses from operations;
•	future water supply issues at Mt Todd;

•	litigation or other legal claims;
•	environmental lawsuits;
•	lack of adequate insurance to cover potential liabilities;
•	our ability to attract, retain and hire key personnel;
•	fluctuations in the price of gold;
•	volatility in our stock price;
•	inherent hazards of mining exploration, development and operating activities;
•

the accuracy of calculations of mineral reserves, mineral resources and mineralized material fluctuations therein based on metal prices, and inherent vulnerability of the ore and recoverability of metal in the mining process;

•	changes in environmental regulations to which our exploration and development operations are subject;
•	changes in climate change regulations could result in increased operating costs;
•	intense competition in the mining industry;
•	potential challenges to the title to our mineral properties;
•	political and economic instability in Mexico;
•	tax initiatives on domestic and international levels;
•	fluctuation in foreign currency values; and
•	our likely status as a PFIC for U.S. federal tax purposes.

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

PART I

ITEM 1.  BUSINESS.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) are engaged in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, royalty agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration.  We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”) in Northern Territory (“NT”), Australia. Completion of a feasibility study or the development of the project is not justified at this time due to the current low gold price. With the completion of the environmental impact statement (“EIS”) in 2014 and the previous completion of a significant amount of the project engineering and design, much of which is contained in the previously released preliminary feasibility study, management believes that the permitting risk is substantially reduced and the potential development timeline at Mt Todd is well defined. We believe that we are well positioned, subject to sustained improvement in gold prices, to move forward quickly with the completion of the Mt Todd feasibility study. At the time the May 2013 PFS was completed, because of the high level of detail in the work completed for the study, it was estimated that the feasibility study could be completed within six months of its start at a cost of approximately $2,500.

We do not currently generate cash flows from mining operations. The prices for gold equities, particularly those with early stage projects, have decreased significantly during the past few years, and capital raising on reasonable terms has become more difficult for mining companies which do not have producing assets.  These market conditions are expected to continue for the foreseeable future, and could affect our ability to raise sufficient capital to advance Mt Todd on reasonable terms, if at all.

Since 2013 we have raised sufficient cash to operate our business without share dilution, and we have significantly reduced our costs to strengthen our balance sheet and mitigate the effects of these difficult markets. We believe we have sufficient cash to fund our currently planned programs into 2018, while retaining opportunities to access additional financing from non-dilutive sources such as the sale of our used mill equipment and monetization of other non-core assets.

We plan to continue to evaluate and execute programs that could position us to quickly advance Mt Todd to development when economic conditions permit. In addition, with our improved treasury and strong management team we are in a position to judiciously evaluate and pursue other near-term value creating opportunities.

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

Executive Office	Registered and Records Office
Suite 5 - 7961 Shaffer Parkway	1200 Waterfront Centre – 200 Burrard Street
Littleton, Colorado, USA 80127	Vancouver, British Columbia, Canada V7X 1T2
Telephone: (720) 981-1185	Telephone: (604) 687-5744
Facsimile: (720) 981-1186	Facsimile: (604) 687-1415

Corporate Organization Chart

The name, place of incorporation, continuance or organization and percent of equity securities that we own or control as of February 15,  2016 for each of its subsidiaries is set out below.

Employees

As of December 31, 2015, we had 13 employees globally. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

Geographic and Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Australia and North America.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are focused principally in Australia and North America. We reported no operating revenues during the years ended December 31, 2015 and 2014. Geographic location of mineral properties and plant and equipment is provided in Notes 4 – Mineral Properties and 5 – Plant and Equipment to our Consolidated Financial Statements under the section heading “Item 8. Financial Statements and Supplementary Data” below

Significant Developments in 2015

In 2015, the Company received an A$13,470 ($10,220) Research & Development (“R&D”) Tax Incentive refund, net of costs to prepare and file. These amounts were paid under the Australian Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia; and relate to costs we incurred during the 2012 and 2013 fiscal years for qualifying R&D programs. This R&D Tax Incentive program is a self-assessment process, and as such, the Australian Government has the right to review the qualifying programs and expenditures for a period of four years.

In March 2015, we sold 8,000,000 Midas Gold Corp. common shares (“Midas Gold Shares”) for net proceeds of $2,772.

In January 2015, the Company amended the payment terms for the sale of its 100% interest in the Los Cardones gold project in Baja California Sur, Mexico.  Under the amended terms the Company accepted a final payment of $2,994, net of legal costs, for the project.

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

The Mt Todd site was not reclaimed when the mine closed in the late 1990’s.  Liability for the reclamation of the environmental conditions existing prior to Vista’s involvement with the project remains the responsibility of the NT Government until 30 days after we have provided notice to the NT Government that we intend to take over and assume the management, operation and rehabilitation of Mt Todd.  Vista will not give such notice until a production decision has been made, the project is fully permitted to construct the mine, and the necessary financing for construction has been arranged.

Government Regulation

Our exploration and development activities are subject to various national, state, provincial and local laws and regulations in the United States, Mexico, Australia, and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate. Management of the Company is not aware of any current orders or directions relating to us with respect to the foregoing laws and regulations.

Australia Laws

Mineral projects in the Northern Territory are subject to Australian federal and Northern Territory laws and regulations regarding environmental matters and the discharge of hazardous wastes and materials. As with all mining projects, Mt Todd would be expected to have a variety of environmental impacts should development proceed. We are required under Australian laws and regulations (federal, state and territorial) to acquire permits and other authorizations before Mt Todd can be developed and mined. In Australia, environmental legislation plays a significant role in the mining industry. Various environmental documents, such as the Mt Todd EIS, covering studies on inter alia, air, water, pollution, hazardous and toxic wastes, reclamation of mining area, etc., must be prepared and submitted to the Northern Territory Minister for Mines & Energy and Environment and the Australian Government Minister For Sustainability, Environment, Water, Population and Communities for approval.  During September 2014, the EIS for Mt Todd was approved.  The Environmental Protection Agency of the Northern Territory Government (“NTEPA”) has advised that it has assessed the environmental impacts of the Mt Todd gold mine and concluded that it can proceed, subject to a number of recommendations which are outlined in the assessment report. We must also comply with Aboriginal heritage legislation requirements, which require heritage survey work to be undertaken prior to the commencement of mining operations. All these recommendations/conditions may result in the occurrence of significant pre-production costs and may delay potential production at Mt Todd.

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

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. We are unable to predict what additional legislation, if any, might be proposed or enacted, and additional regulatory requirements could impact the economics of our projects.

During 2015, none of our project sites had any material non-compliance occurrences with any applicable environmental regulations.

Competition

We compete with other mining companies in connection with the acquisition, exploration, financing and development of gold properties. There is competition for the limited number of gold acquisition and exploration opportunities, some of which is with other companies having substantially greater financial resources than we have. As a result, we may have difficulty acquiring attractive gold projects at reasonable prices. We use consultants and compete with other mining companies for the man hours of consulting time required to complete our studies.  We also compete with other mining companies for mining engineers, geologists and other skilled personnel in the mining industry and for exploration and development services.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2011	$1,895	$1,319	$1,571
2012	1,792	1,540	1,669
2013	1,694	1,192	1,411
2014	1,385	1,142	1,266
2015	1,296	1,049	1,160
2016 (to February 15, 2016)	1,241	1,077	1,126

Data Source: www.kitco.com

Available Information

We make available, free of charge, on or through our Internet website, at www.vistagold.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934. Our Internet website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this annual report on Form 10-K.

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

Operating Risks

We cannot be assured that Mt Todd is feasible or that a feasibility study will accurately forecast operating results.

Mt Todd is our principal asset. Our future profitability depends largely on the economic feasibility of the project. Before arranging financing for Mt Todd, we will have to complete a feasibility study.  There can be no assurance that the results of the feasibility study will be positive or that such study will be completed when expected.  If the Mt Todd feasibility study is favorable, and if the project can be financed, there is no assurance that actual production rates, revenues, capital and operating costs at Mt Todd will not vary unfavorably from the estimates and assumptions included in the feasibility study.

Mt Todd requires substantial capital investment and we may be unable to raise sufficient capital on favorable terms or at all.

The construction and operation of Mt Todd will require significant capital. Our ability to raise sufficient capital will depend on several factors, including a favorable feasibility study, acquisition of the requisite permits, macroeconomic conditions, and future gold prices. Uncontrollable factors such as lower gold prices, unanticipated operating or permitting challenges, perception of environmental impact, illiquidity in the debt markets or a further dislocation in the gold mining equity markets as experienced in recent years, could prohibit our ability to finance Mt Todd on acceptable terms, if at all.

If we decide to construct the mine at Mt Todd, we will be assuming certain reclamation obligations resulting in a material financial obligation.

The Mt Todd site was not reclaimed when the original mine closed.  Although we are not currently responsible for the reclamation of these historical disturbances, we will accept full responsibility for them if and when we make a decision to finance and construct the mine and we provide 30 days notice to NT Government of our intention to take over and assume the management, operation and rehabilitation of Mt Todd.  At that time, we will be required to provide a bond in a form satisfactory to the NT Government (in whose jurisdiction Mt Todd is located) that would cover the prospective expense of the reclamation of the property.  In addition, the regulatory authorities may increase reclamation and bonding requirements from time to time.  The satisfaction of these bonding requirements and continuing or future reclamation obligations will require a significant amount of capital.

We may not be able to get the required permits to begin construction at Mt Todd in a timely manner or at all.

Any delay in acquiring the requisite permits, or failure to receive required governmental approvals could delay or prevent the start of construction of Mt Todd.  If we are unable to acquire permits to mine the property, then the project cannot be developed and operated; in addition the property will have no reserves under SEC Industry Guide 7 and NI 43-101, which would result in an impairment of the carrying value of the project.

There may be other delays in the construction of Mt Todd.

Delays in commencement of construction could result from factors such as availability and performance of engineering and construction contractors, suppliers and consultants; availability of required equipment; and availability of capital. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, or financing could delay or prevent commencement of construction at Mt Todd. There can be no assurance of whether or when construction at Mt Todd will start or that the necessary personnel, equipment or supplies will be available to the Company if and when construction is started.

Increased costs could impede our ability to become profitable.

Costs at any particular mining location frequently are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy, and revisions to mine plans in response to the physical shape and location of the ore body.  In addition, costs are affected by the price of commodities, fuel, electricity, operating supplies and labor. These costs are at times subject to volatile price movements, including increases that could make future production at Mt Todd less profitable or uneconomic. This could have a material adverse effect on our financial condition, cash flows and results of operations.

We cannot be assured that we will have an adequate water supply at Mt Todd.

Water at Mt Todd is expected to be provided from a fresh water reservoir which is fed by seasonal rains. Insufficient rainfall, or drought-like conditions in the area feeding the reservoir could limit or extinguish this water supply, and insufficient water resources may not be available leading to operations stopping until the water supply is replenished.

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

Our property and royalty interests are subject to environmental regulation. Environmental legislation is becoming more restrictive in some countries or jurisdictions in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our interests. Currently, our property and royalty interests are subject to government environmental regulations in Australia, Indonesia, Mexico and the U.S.

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

Our property and royalty interests in Mexico and Indonesia are subject to risks from political and economic instability.

We have property and royalty interests in Mexico and Indonesia that may be affected by risks associated with political or economic instability in those countries. The risks include, but are not limited to, military repression, extreme fluctuations in currency exchange rates, labor instability or militancy, mineral title irregularities and high rates of inflation. In addition, changes in mining or investment policies or shifts in political attitude in these countries may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, water use and mine safety. The effect of these factors cannot be accurately predicted.

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

The value of our assets, our ability to raise capital and our future economic returns are substantially dependent on the price of gold. The gold price fluctuates on a daily basis and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

•	gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;
•	speculative short positions taken by significant investors or traders in gold;
•	the relative strength of the U.S. dollar;
•	expectations of the future rate of inflation;
•	interest rates;
•	changes to economic activity in the United States, China, India and other industrialized or developing countries;
•	geopolitical conflicts;
•	changes in jewelry, investment or industrial demand;
•	changes in supply from production, disinvestment and scrap; and
•	forward sales by producers in hedging or similar transactions.

A substantial or extended decline in the gold price could:

•	negatively impact our ability to raise capital on favorable terms, or at all;
•	jeopardize the development of Mt Todd;
•	reduce our existing estimated mineral resources and reserves by removing ores from these estimates that could not be economically processed at the lower gold price;
•	reduce the potential for future revenues from gold projects in which we have an interest;
•	reduce funds available to operate our business; and
•	reduce the market value of our assets, including our investment in Midas Gold Shares.

Industry consolidation could result in the acquisition of a control position in the Company for less than fair value.

Consolidation within the industry is a growing trend. As a result of the broad market and industry factors including the price of gold, we believe the current market value of our common stock does not reflect the fair value of the Company’s assets.  These conditions could result in the acquisition of a control position, or attempted acquisition of a control position in the Company at what we believe to be less than fair value. This could result in substantial costs to us, divert our management’s attention and resources. A completed acquisition could result in realized losses of shareholder value.

We have a history of losses, and we do not expect to generate earnings from operations or pay dividends in the near term.

We are an exploration stage enterprise.  As such, we devote our efforts to exploration, analysis and, if warranted, development of our projects.  We do not currently produce gold and do not currently generate operating earnings from gold production.  We finance our business activities principally by issuing equity and/or debt, and selling non-core assets. In addition, during 2015 we received refunds related to the Australian Government’s Research and Development Tax Incentive Program (“R&D Refunds”).

We have incurred losses in all periods since 1998, except for the year ended December 31, 2011, during which we recorded non-cash net gains, and the year ended December 31, 2015 during which we recorded gains related to R&D Refunds. We expect to continue to incur losses for the foreseeable future. We have no history of paying cash dividends and we do not expect to pay cash dividends or to make any similar distribution in the foreseeable future.

We may be unable to raise additional capital on favorable terms, if at all.

Our exploration and, if warranted, development activities and the construction and start-up of any mining operation require substantial amounts of capital. In order to develop Mt Todd, and/or to acquire attractive gold projects, we will have to raise additional funds from the sale of non-core assets and / or external sources. There can be no assurance that we will be successful in selling non-core assets or that additional financing will be available at all or on acceptable terms. If we cannot raise sufficient additional financing, we may have to substantially reduce or cease operations.

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

The mining industry is intensely competitive in all of its phases. Some of our competitors are much larger, established mining companies with greater financial and technical resources than ours.  We compete with other mining companies for attractive mining claims, for capital, for equipment and supplies, for outside services and for qualified managerial and technical employees. Competition for capital has reduced the amount of capital available and increased the associated cost of raising capital.  If we are unable to raise sufficient capital, we will be unable to execute exploration and development programs or such programs may be reduced in scope, which is what we have done at Mt Todd, for example. Competition for equipment and supplies could result in shortage of necessary supplies and/or increased costs. Competition for outside services could result in increased costs, reduced quality of service and/or delays in completing services. If we cannot successfully retain or attract qualified employees, our ability to advance the development of Mt Todd, to attract necessary financing, to meet all of our environmental and regulatory responsibilities, or to take opportunities to improve our business, could be negatively affected. This could have a material adverse effect on our results of operations, cash flows, financial condition and corporate reputation.

The occurrence of events for which we are not insured may affect our cash flow and overall profitability.

We maintain insurance policies that mitigate certain risks related to our operations. This insurance is maintained in amounts that we believe to be reasonable based on the circumstances surrounding each identified risk. However, we may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons; in other cases, insurance may not be available for certain risks. We do not insure against political risk. Occurrence of events for which we are not insured could result in significant losses that could materially adversely affect our financial condition and our ability to fund our business.

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

We have material property interests in Australia. Most costs in Australia are incurred in the local currency. The appreciation of the Australian dollar against the U.S. dollar effectively increases our cost of doing business in Australia. This could have the effect of increasing the amount of capital required to continue to explore and develop Mt Todd, and/or reducing the pace at which it is developed.

The Company is likely a “passive foreign investment company,” which will likely have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. shareholders of our common shares should be aware that the Company believes it was classified as a PFIC during the taxable year ended December 31, 2015, and based on current business plans and financial projections, management believes there is a significant likelihood that the Company will be a PFIC during the current taxable year.  If the Company is a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the Common Shares.  A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders.  U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election.  Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares.  A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein.  This paragraph is qualified in its entirety by the discussion below in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of Common Shares.

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

As a result of public concern about the real or perceived detrimental effects of economic globalization and global climate impacts, businesses in general, and the mining industry in particular, face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that, as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, indigenous peoples, communities surrounding operations and the countries in which they operate, benefit and will continue to benefit from their commercial activities. The potential consequences of these pressures include reputational damage, legal suits, increased costs, increased social investment obligations, difficulty in acquiring permits; and pressure to increase taxes and royalties payable to governments and communities.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property, physical harm and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, we could elect not to be insured against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

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

Pending initiatives involving taxation could result in increased tax and operating costs.

There is growing attention from the media and the public on perceived international tax avoidance techniques which could result in escalating rates of poverty, inequality and unemployment in host countries. Initiatives like the Base Erosion and Profit Shifting project being led by the Organization for Economic Cooperation and Development aim to reform the system of international taxation to minimize international tax avoidance techniques. This initiative and possible future initiatives could result in increased tax expense and related compliance costs for future international mining operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The following scientific and technical disclosures about Mt Todd have been reviewed and approved by Mr. John W. Rozelle, Senior Vice President of Vista.  Mr. Rozelle is a qualified person as defined by NI 43-101.

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

Please see “Cautionary Note to U.S. Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above for further discussion on the differences between terms under NI 43-101 and SEC Industry Guide 7.

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

Mt Todd Gold Project, Northern Territory, Australia

Property Description and Location

In 2006, we acquired the concession rights to Mt Todd from the Deed Administrators for Pegasus Gold Australia Pty Ltd. (“Pegasus”), NT Government and the Jawoyn Association Aboriginal Corporation (“JAAC”). In 2014, the agreement was extended through the end of 2018. Mt Todd was an operating mine in the late 1990’s, but the project had been closed due to bankruptcy and was held by these organizations.  The failure of the project was primarily a result of inefficiencies in the comminution circuit, poor gold recoveries and low gold prices. We hold Mt Todd through our wholly-owned subsidiary Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”).

Mt Todd is located 56 kilometers by road northwest of Katherine, NT, Australia, and approximately 250 kilometers southeast of Darwin.  Access is by existing paved public roads and approximately four kilometers of paved private road. We control and maintain the private paved road.

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

The Mt Todd Base Case (defined below) is designed to be a conventional, large open-pit mining operation that will utilize large-scale mining equipment in a drill/blast/load/haul operation.  Ore is planned to be processed in a large comminution circuit consisting of a gyratory crusher, two cone crushers, two High Pressure Grinding Roll (“HPGR”) crushers, and three ball mills as discussed in greater detail below.  Vista plans to recover gold in a conventional carbon-in-pulp (“CIP”) recovery circuit.

The Mt Todd site was not reclaimed when the mine closed in the late 1990’s.  Liability for the reclamation of the environmental conditions existing prior to Vista’s involvement with the project remains the responsibility of the NT Government until 30 days after we have provided notice to the NT Government that we intend to take over and assume the management operation and rehabilitation of Mt Todd.  Vista will not give such notice until a production decision has been made, the project is fully permitted to construct the mine, and the necessary financing for construction has been arranged.

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

Mt Todd Land Holdings of Vista Gold Australia

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
License Name	(hectares)	(UTM)	Grant Date	Expiration Date	of A$)	of A$)	Reports Due
Mineral Licenses
MLN 1070	3,982	Mining License Block	March 5, 1993	March 4, 2018	80 (due March 4)	N/A	May 3
MLN 1071	1,327	centered at approximately	March 5, 1993	March 4, 2018	27 (due March 4)	N/A	May 3
MLN 1127	80	188555E, 435665N	March 5, 1993	March 4, 2018	2 (due March 4)	N/A	May 3
Subtotals	5,389				109	0

Exploration Licenses	Square Km
EL 28321	198	Centered at approximately 806729E, 8429210N	May 3, 2011	May 2, 2017	9 (due May 2)	15	June 1, July 1
EL29882	556	Centered at approximately 189100E, 84520000N	September 16, 2013	September 15, 2017	36 (due September 15)	442	May 14
EL29886	596	Centered at approximately 200300E, 8452000N	September 16, 2013	September 15, 2017	41 (due September 15)	132	May 14
Subtotals	1,350				86	589

Totals A$					195	589
Totals US$ (exchange rate of A$1,00 = $0.71 on February 15, 2016					138	418

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

In the terms of our agreement with the JAAC, we must offer the JAAC the opportunity to establish a joint venture with Vista holding 90% and the JAAC holding a 10% participating interest in Mt Todd. In addition, the JAAC will be entitled to cash payments, or payment in kind, equal to 1% of the value of the annual gold production from the current MLs, and a 1% NSR royalty on other metals, subject to a minimum payment of A$50 per year.

We are required annually to submit a Mine Management Plan that details work to be done on the property.  We have received approval for all work done on the project to date and obtained approval for the EIS.  Further permitting will be required before mine development can start. The related permitting processes are relatively straight-forward and are not expected to impede to a material extent our exploration and future development plans.  Any future mining will require an approved closure plan and sufficient surety bonding to fund that closure.

Following the bankruptcy of the previous operator in the 1990’s, most of the processing equipment and facilities were removed from the site; but some basic infrastructure which may be of use in a  future operation is still in place, including project access control point, a small shop and office, and the flotation plant building, as well as a fully functioning tailings impoundment facility that has capacity to store additional mill tailings, and a fresh water storage reservoir. In addition, a medium voltage power line supplies the site with electrical power, and a natural gas pipeline, used for power generation by the former operators, is still in place.  Mt Todd is located sufficiently close to the city of Katherine and the town of Pine Creek to allow for an easy commute for workers.

Because the Mt Todd site was not reclaimed when the mine closed, the dumps and heap leach pad require ongoing care and maintenance, which we provide.  Precipitation on the waste dumps and heap leach pad have resulted in acid rock drainage which is controlled to the extent possible through collection in retention ponds, storage, pH adjustment and controlled release of acidic or treated water into the Edith River when water levels were high enough, in accordance with the waste discharge license.

Water Treatment

We completed the installation of a lime silo and slaker for water treatment in 2009. The treated water was initially stored in the existing tailings impoundment facility, but the above average rainfall experienced in the 2010-2011 wet season raised the level of water in the tailings impoundment facility which resulted in the suspension of water treatment.  In 2011, we started pumping water from the tailings impoundment facility into the Batman pit. Following extensive chemical and toxicological testwork, in 2012 we received authorization from the NT Government to in situ treat the water stored in the Batman Pit to neutralize the acidity and to precipitate the contained metals. In February 2013, we received a waste discharge license from the NT Government that authorized the release of treated water from the Mt Todd site during the wet season in accordance with higher environmental protection standards. We have operated in compliance with the new standards. We will have to dewater substantially the entire pit before mining operations can be started.

Geology, Mineralization, and Exploration

Mt Todd is situated within the southeastern portion of the Early Proterozoic Pine Creek Geosyncline. Meta-sediments, granitoids, basic intrusives, acidic and intermediate volcanic rocks occur within this geological province.  Within the Mt Todd region, the oldest outcropping rocks are assigned to the Burrell Creek Formation.  These rocks consist primarily of interbedded greywackes, siltstones, and shales of turbidite affinity, which are interspersed with the minor volcanics.  The Burrell Creek Formation is overlain by interbedded greywackes, mudstones, tuffs, minor conglomerates, mafic to intermediate volcanics and banded ironstone of the Tollis Formation.  The Burrell Creek Formation and Tollis Formation comprise the Finniss River Group.  The Finniss River Group strata have been folded about northerly trending F1 fold axes.  The folds are closed to open style and have moderately westerly dipping axial planes with some sections being overturned.  A later north-south compression event resulted in east-west trending open style upright D2 folds.  The Finniss River Group has been regionally metamorphosed to lower green schist facies.  Late and Post Orogenic granite intrusions of the Cullen Batholith occurred from 1789 Ma to 1730 Ma, and brought about local contact metamorphism to hornblende hornfels facies.

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

Based on our review of the historic project files, we believe that approximately 21.4 million tonnes grading 1.05 grams gold per tonne and containing 723,795 ounces of gold were extracted between 1993 and the termination of mining in 2000. Processing was by a combination of heap leach production from oxide ore and cyanidation of sulfide ore. The remaining mineralization consists of sulfide mineralization lying below and along strike of the existing open pit, and in hanging wall structures parallel to the main zone in the existing open pit.

Preliminary Feasibility Study

An amended and restated pre-feasibility study (“PFS”) for Mt Todd pursuant to NI 43-101 was filed on SEDAR on July 9, 2014, and is entitled “NI 43-101 Technical Report - Mt Todd 50,000 tpd Preliminary Feasibility Study – Northern Territory, Australia” with an effective date of July 7, 2014.  This PFS is based on the same scientific and technical data as in the May 2013 PFS.

The PFS evaluates two development scenarios including a 50,000 tpd project that develops more of the Mt Todd resource (the “Base Case”) and generates a larger Net Present Value (“NPV”) and a smaller and higher-grade 33,000 tpd project that focuses on maximizing internal rate of return and operating margins (the “Alternate Case”).

Highlights of the 50,000 tpd Base Case include:

•

estimated measured and indicated mineral resource categories of 7.40 million ounces of gold (280 million tons at 0.82 g Au/t) and estimated proven and probable mineral reserves of 5.90 million ounces of gold (223 million tonnes at 0.82 g Au/t) at a cut-off grade of 0.40 g Au/t (1);

•	average annual production of 369,850 ounces of gold per year over the mine life, including average annual production of 481,316 ounces of gold per year during the first five years of operations;
•	life of mine average cash costs of $773 per ounce, including average cash costs of $662 per ounce during the first five years of operations;
•	a 13 year operating life;
•	after-tax NPV5% of $591.3 million and internal rate of return of 15.9% at $1,450 per ounce gold prices, increasing to $876.6 million and 21.1%, respectively, at $1,600 per ounce gold prices; and
•	initial capital requirements of $1,046 million.

Highlights of the 33,000 tpd Alternate Case include:

•	estimated proven and probable mineral reserves of 3.56 million ounces of gold (124 million tonnes at 0.90 g Au/t) at a cut-off grade of 0.45 g Au/t(1);
•	average annual production of 262,826 ounces of gold per year over the mine life, including average annual production of 294,502 ounces of gold per year during the first five years of operations;
•	life of mine average cash costs of $684 per ounce, including average cash costs of $676 per ounce during the first five years of operations;
•	an 11 year operating life;
•	after-tax NPV5% of $440.2 million and internal rate of return of 16.9% at $1,450 per ounce gold prices, increasing to $615.6 million and 21.4%, respectively, at $1,600 per ounce gold prices; and
•	Initial capital requirements of $761 million.

(1)

Cautionary note to U.S. investors:  Proven and probable reserves are estimated in accordance with NI 43-101 and do not constitute SEC Industry Guide 7 compliant reserves.See the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

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

Note: Economics presented using $1,450/oz gold and a flat $1.00 USD : $1.00 AUD exchange rate and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

The following table provides additional details of the Mt Todd’s Base Case economics at variable gold price and Australian dollar assumptions:

After-Tax NPV 5%, in Millions	Gold Price per Ounce
ForEx USD/AUD	$1,200	$1,300	$1,400	$1,450	$1,500	$1,600	$1,700	$1,800
USD$1.10	$(51.4)	$155.9	$352.1	$448.4	$543.8	$734.5	$924.9	$1,114.1
USD$1.00	$108.1	$304.5	$496.1	$591.3	$686.6	$876.6	$1,065.6	$1,255.1
USD$0.90	$258.5	$448.3	$638.8	$733.6	$828.3	$1,017.2	$1,206.5	$1,395.9
USD$0.80	$400.6	$591.0	$780.0	$874.4	$968.9	$1,157.9	$1,347.2	$1,536.1

Note: Changes in Foreign Exchange rates are only applied to operating costs and not applied to either initial or sustaining capital costs.

Base Case key capital expenditures for initial and sustaining capital requirements are identified in the following table:

Capital Expenditures ($ Millions)	Initial	Sustaining
	Capital	Capital
Capitalized Stripping & Dewatering	$57	$40
Mobile Equipment	$139	$151
Process Facility	$410	—
Tailings	$20	$184
Power Plant	$91	—
Water Supply & Treatment	$19	—
Owners Cost	$203	$(10)
Sub-Total	$938	$366
Contingency	$107	$23
Salvage Value		$(124)
Mine Closure	$1	$94
Total Capital	$1,046	$359
Total Capital per payable ounce gold	$218	$75

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

Operating Cost	First 5 Years		Life of Mine Cost
	Per tonne		Per tonne
	processed	Per ounce	processed	Per ounce
Mining	$8.18	$302.30	$6.95	$321.88
Processing	$8.71	$321.47	$8.78	$406.86
Site General and Administrative	$0.49	$18.27	$0.50	$22.94
Jawoyn Royalty	$0.39	$14.50	$0.31	$14.50
Water Treatment	$0.07	$2.60	$0.10	$3.39
Refining Costs	$0.09	$3.19	$0.07	$3.19
Power Credit	—	—	—	—
Total Cash Costs	$17.93	$662.06	$16.70	$772.76

Note: Jawoyn Royalty and Refining Costs calculated at $1,450 per ounce of gold.  Amounts may not add due to rounding.

The 50,000 tpd Base Case mine plan contains 209.5 million tonnes of material mined from the Batman open pit plus 13.4 million tonnes of material from the existing heap leach pad that is processed through the mill at the end of the mine life.  Together, 222.8 million tonnes of material containing 5.901 million ounces of gold at an average grade of 0.82 g Au/t are processed over the 13 year operating life.  Total gold recovered is expected to be 4.808 million ounces.  Average annual gold production over the life of mine is 369,850 ounces, averaging 481,316 ounces during the first five years of operations, with 580,472 ounces produced in the first year of operations.  Commercial production would begin following two years of construction and commissioning.

The following table highlights the Base Case production schedule:

					Milled	Contained	Mill
	Ore Mined	Waste	Strip Ratio	Milled Ore	Grade (g	Ounces	Production
Years	(kt)	mined (kt)	(W:O)	(kt)	Au/t	(kozs)	(kozs)
(1)	11,764	24,761	2.1	—	—	—	—
1	28,101	33,803	1.2	17,799	1.24	708	580
2	20,983	55,290	2.6	17,750	0.92	525	430
3	23,941	78,227	3.3	17,750	1.07	613	502
4	18,285	71,608	3.9	17,750	0.82	471	386
5	29,066	58,329	2.0	17,799	1.08	620	508
6	7,561	71,279	9.4	17,750	0.71	408	334
7	4,777	54,405	11.4	17,750	0.55	312	256
8	7,078	45,482	6.4	17,750	0.53	301	247
9	10,700	38,710	3.6	17,799	0.57	325	266
10	24,331	27,864	1.1	17,750	0.83	473	388
11	22,861	2,592	0.1	17,750	1.14	653	535
12	—	—	—	17,750	0.57	324	258
13	—	—	—	9,659	0.54	168	117
Total	209,451	562,349	2.7	222,805	0.82	5,901	4,808

Note: Amounts may not add due to rounding.  Total milled ore includes material from the heap leach pad that is processed at the end of the mine life.

The table below illustrates the updated mineral reserve and resource estimate for the Project.  The effective date of the Batman deposit mineral resource estimate is March 18, 2013.  The effective date of the heap leach resource estimate is May 29, 2013.

Mt Todd Mineral Reserves, Base Case (50,000 tpd) 0.40 g Au/t cut-off.  Mineral reserves calculated at $1,360 per ounce of gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
	Tonnes	Grade	Contained	Tonnes	Grade	Contained	Tonnes	Grade	Contained	Tonnes	Grade	Contained
	(000s)	(gAu/t)	Ounces	(000s)	(g Au/t)	Ounces	(000s)	(g/t)	Ounces	(000s)	(g Au/t)	Ounces
Proven	72,495	0.88	2,057	—	—	—	—	—	—	72,495	0.88	2,057
Probable	136,955	0.82	3,612	13,354	0.54	232	—	—	—	150,309	0.80	3,844
Total	209,451	0.84	5,669	13,354	0.54	232	—	—	—	222,805	0.82	5,901

Mt Todd Mineral Resources Base Case (50,000 tpd)

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
	Tonnes	Grade	Contained	Tonnes	Grade	Contained	Tonnes	Grade	Contained	Tonnes	Grade	Contained
	(000s)	(g Au/t)	Ounces	(000s)	(g Au/t)	Ounces	(000s)	(g Au/t)	Ounces	(000s)	(g Au/t)	Ounces
Measured	77,793	0.88	2,193	—	—	—	571	0.98	18	78,364	0.88	2,211
Indicated	201,792	0.80	5,209	13,354	0.54	232	6,868	1	181	222,014	0.79	5,622
Total	279,585	0.82	7,401	13,354	0.54	232	7,439	0.83	199	300,378	0.81	7,832
Inferred	72,458	0.74	1,729	—	—	—	11,767	0.85	320	84,225	0.76	2,049

Note: Measured and indicated resources include proven and probable reserves.  Batman and Quigleys resources are estimated at a 0.40g Au/t cut-off grade.  Heap leach resources are the average grade of the heap, no cut-off applied.  Economic analysis conducted on proven and probable mineral reserves.

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

Note: Economics presented using $1,450/oz gold and a flat $1.00 USD : $1.00 AUD exchange rate and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

The following table provides additional details of the project’s alternative case economics at variable gold price and Australian dollar assumptions:

After-Tax NPV 5%, in Millions	Gold Price per Ounce
ForEx USD/AUD	$1,200	$1,300	$1,400	$1,450	$1,500	$1,600	$1,700	$1,800
USD$1.10	$58.5	$187.2	$305.1	$363.2	$421.5	$538.2	$655.5	$773.2
USD$1.00	$146.4	$265.6	$381.9	$440.2	$498.5	$615.6	$733.2	$850.9
USD$0.90	$225.6	$342.4	$458.8	$517.1	$575.8	$693.2	$810.9	$928.6
USD$0.80	$303.3	$419.3	$535.9	$594.6	$653.2	$770.9	$888.6	$1,006.3

Note: Changes in Foreign Exchange rates are only applied to operating costs and not applied to either initial or sustaining capital costs.

Alternate Case key capital expenditures for initial and sustaining capital requirement are identified in the table below:

Capital Expenditures ($ Millions)	Initial	Sustaining
	Capital	Capital
Capitalized Stripping & Dewatering	$24	$38
Mobile Equipment	$77	$73
Process Facility	$310	—
Tailings	$19	$86
Power Plant	$64	—
Water Supply & Treatment	$11	—
Owners Cost	$75	$(14)
Sub-Total	$680	$183
Contingency	$80	$11
Salvage Value	—	$(77)
Mine Closure	$1	$94
Total Capital	$761	$211
Total Capital per payable ounce gold	$263	$73

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

Operating Cost	First 5 Years		Life of Mine Cost
	Per tonne		Per tonne
	processed	Per ounce	processed	Per ounce
Mining	$6.55	$260.99	$5.49	$234.75
Processing	9.37	373.32	9.51	406.86
Site General and Administrative	0.74	29.42	0.74	31.63
Jawoyn Royalty	0.36	14.5	0.34	4.5
Water Treatment	0.08	3.17	0.11	3.55
Refining Costs	0.08	3.19	0.07	3.19
Power Credit	(0.23)	(15.99)	(0.23)	(10.05)
Total Cash Costs	$16.97	$675.61	$15.99	$684.43

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

The table below highlights the Alternate Case production schedule:

						Contained	Mill
	Ore Mined	Waste	Strip Ratio	Milled Ore	Milled Grade	Ounces	Production
Years	(kt)	mined (kt)	(W:O)	(kt)	(g Au/t)	(kozs)	(kozs)
(1)	3,407	8,483	2.5	—	—	—	—
1	16,872	23,714	1.4	11,747	1.35	509	417
2	12,013	23,611	2.0	11,715	0.86	323	265
3	17,775	22,960	1.3	11,715	1.16	438	359
4	4,921	35,191	7.2	11,715	0.63	237	194
5	10,331	24,062	2.3	11,747	0.77	289	237
6	17,311	23,934	1.4	11,715	1.17	442	361
7	2,681	31,629	11.8	11,715	0.65	245	201
8	8,501	22,889	2.7	11,715	0.73	277	227
9	12,597	6,209	0.5	11,747	0.99	375	308
10	3,964	49	—	11,715	0.83	314	244
11	—	—	—	6,482	0.54	113	79
Total	110,374	222,732	2.0	123,728	0.90	3,562	2,891

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

Twenty of the samples were subjected to Bond ball mill work index (“BWi”) tests, the SMC Test (drop-weight and specific gravity tests) as well as Compressive Strength Tests and Crushing Work Index tests.  The results of the BWi tests show an average BWi value of 25 kWh/t with a maximum value of 28.2 kWh/t and a minimum value of 23.6 kWh/t.

The results of this test work support two main conclusions: (1) that the hardness of ore at the Batman deposit is relatively constant; and (2) that ore at the Batman deposit does not change at depth.

This test work validates the Company’s prior test work and supports Vista's comminution circuit design, which is designed to crush and grind material with an average BWi of 26.2 kWh/t, a 5% factor of safety above the average BWi and closer to the 75th percentile of BWi test results.

HPGR Selection

The proposed Base Case comminution circuit incorporates the use of a large gyratory crusher and two large cone crushers for the primary and secondary stages, respectively, and contemplates the use of two HPGRs as the third-stage of the crushing circuit.  Much of our test work has focused on evaluating and confirming the use of HPGRs.

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

The test work also assessed the difference in power requirements between a primary/SAG/ball mill circuit, a conventional 3-stage crush/ball mill circuit, and a 3-stage HPGR/ball mill circuit to generate a P80 passing 90 μm product.  The assessment concluded that the 3-stage HPGR/ball mill circuit has a significantly lower specific energy requirement than the primary/SAG/ball mill option and that a finer grind size can be achieved with the HPGR crushed material compared to conventionally crushed material ground for the same period of time.

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

However our drill programs from 2007–2012 indicated a significant change in the mineralogy of material at the Batman deposit with depth with copper mineralogy changing from cyanide soluble secondary copper to non-cyanide soluble primary copper mineralization (chalcopyrite).  The change in mineralogy occurs at approximately 40 meters below the existing surface and the majority of the ore containing cyanide soluble secondary copper was mined by previous operators.  As a result, more than 96% of material at the Batman deposit contains low-to-non-cyanide soluble primary copper mineralization.  Therefore, our recovery circuit has been simplified and focuses only on recovering gold from material at the Batman deposit through a conventional CIP circuit.

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

This test work validates our prior recovery estimates (82%), indicates minimal gold recovery variability throughout the Batman deposit, and supports Vista's recovery plant design utilizing a conventional, industry-proven, CIP circuit.

Existing Heap Leach Pad

In addition to analysis of freshly-mined material from the Batman deposit, Vista has analyzed the potential to process nearly 13.4 million tonnes of material on the existing heap leach pad at Mt Todd.  The original Mt Todd started as a heap leach operation with historic records indicating that the average grade of material placed on the pad was 0.96 g Au/t.  Although the material was partially leached in the mid-1990s, Vista has drilled 24 air-rotary holes into the heap leach pad and assayed 361 samples, and created a 3D resource model that has an average grade of 0.54 g Au/t.

Initial evaluation efforts focused on re-starting the heap leach pad.  Bottle roll and column tests were completed, both of which supported the leachability of the material with gold recovery rates around 35%.  However, poor in situ permeability rates caused Vista to ultimately abandon plans to re-start the heap.

We subsequently submitted two heap leach variability composites and two drill hole composites from the leach pad for CIP cyanidation leach test work.  The samples were ground to P80 passing 90 μm and pre-treated with lime and 100g/t of lead nitrate to suppress copper leaching.  The material was then leached for 24 hours.  These results support recovery rates of 70% for this material when processed through the CIP plant.

The PFS assumes that the existing heap leach pad will be left in place and processed through the mill at the end of mine life.  This ultimately reduces the scope of related reclamation by limiting the scope of reclamation to the pad liner only.

Infrastructure

Because Mt Todd was an operating mine, infrastructure exists that reduces initial capital expenditure and significantly reduces capital risk related to infrastructure construction, which has been a major source of capital overruns in the mining industry over the last decade.  Existing mining infrastructure items include:

•	an existing tailings storage facility that will receive two raises and is expected to contain the initial 62 million tonnes of material processed with two operating raises of the embankment;
•	an existing fresh water storage reservoir that will receive a two-meter dam raise and will harvest stormwater sufficient to provide process water for year-round operations for a 50,000 tpd operation;
•

a natural gas pipeline at site that can supply sufficient natural gas to meet the project's energy requirements which, coupled with the planned power generating plant, would save considerably on project operating costs compared to grid-supplied power;

•	a paved road to site;
•	current electrical connection to the NT electric grid; and
•	reduced earthworks costs due to the process plant location being the same as the previous process plant, which has already been cleared and graded.

Other benefits of Mt Todd’s NT location include:

•	the Stuart highway – the main North / South highway in the NT is less than 15km from the project site;
•	rail line parallel to the Stuart highway; and
•	the regional center of Katherine (population approximately 12,000) less than 60 km from site and the NT capital of Darwin less than 300 km from the project site, which has port access.

Permitting

In June 2013, we completed and submitted an initial EIS to the NTEPA for review. This submission started concurrent agency review and public consultation periods, the latter of which completed during August 2013.  Following closure of the public consultation and agency review periods, the NTEPA provided a consolidated set of comments to us, which we responded to in a final EIS which was submitted for approval during November 2013. During September 2014, the EIS was approved. In its formal notification to us (the “Assessment Report”), the NTEPA has advised that it has assessed the environmental impacts of the Mt Todd gold mine and concluded that it can proceed, subject to a number of recommendations which are outlined in the Assessment Report. The NTEPA Assessment Report includes 28 recommendations which are to be addressed as part of the MMP.  Four of these recommendations must be addressed under the federal Environmental Protection and Biodiversity Conservation Act 1999 (“EPBC Act”) as they relate directly to the Gouldian Finch.  See ‘2015 Programs and 2016 Plans’ below.

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

2015 Programs and 2016 Plans

The focus of our activities at Mt Todd during 2015 was principally on water management and related activities; permitting, specifically the authorization required under the EPBC Act as it relates to the Gouldian Finch; and identifying and evaluating project optimization opportunities.

The work to obtain the authorization required under the EPBC Act was well advanced through 2015 and the request for authorization was submitted in December. We expect that this authorization will be granted in the first half of 2016.

Through 2015 we completed proof-of-concept drilling programs at our Wandie and Snowdrop targets on the EL’s.  A total of 6 core holes were drilled, three on each target (280 meters at Wandie and 750 meters at Snowdrop) to test targets identified based on geophysical and soil sampling anomalies. While we did not intersect any significant, sustained gold mineralization, we have learned more about the geologic settings of these two distinct targets which could form the basis for future programs, subject to the availability of funding.

In addition we drilled two deep holes to the south of the Batman deposit to test a geologic hypothesis related to the plunging higher-grade zone at the core of the deposit. This hole encountered the intrusive contact several hundred meters higher than expected, which has caused us to reevaluate our interpretation of the intrusive contact and the potential for a deep, high grade extension of the deposit. Because this drilling was undertaken approximately 200 meters south of the proposed pit limits and almost 600 meters deeper than that the proposed pit, it has no impact on our current geologic interpretation of the Batman deposit.

Given the history of Mt Todd, the general lack of capital for new gold mining projects and our continued goal to develop a project that will appropriately reward our shareholders, we believe an unlevered after tax internal rate of return in excess of 20% will be required for development of Mt Todd. Accordingly, we continue to closely monitor the macroeconomic factors that affect the Mt Todd project IRR. These include the gold price, weakness in the Australian dollar, global softening of mining and process equipment prices, growing availability of skilled mining professionals in Australia as a result of softening demand for commodities such as iron ore and coal and weak global economic growth. Currently, the USD:AUD exchange rate has stabilized in the $0.70 range.  With 60%-70% of the project capital and operating costs denominated in Australian dollars, this exchange rate has a material favorable impact on the economics of Mt Todd significantly mitigating the negative effects of the current lower gold price.

We plan to continue our focus on Mt Todd and have retained a team of experts to review the key areas of the project, concentrating on metallurgical recovery, process engineering and plant design, pit slope rock mechanics, mine plans and scheduling, and the gas-fired power plant, and to make recommendations that may lead to improved project economics.  In addition, subject to availability of funding, we continue to consider other selected discretionary programs, mainly consisting of technical studies and exploration programs, that could be expected to add value to Mt Todd and better position us to quickly advance the project to development when economic conditions warrant.

Mt Todd is without known mineral reserves under SEC Industry Guide 7.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During April 2014, Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into a definitive option agreement (the “Option Agreement”) to option a 70% interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Great Panther Silver Limited (formerly Cangold Limited) (“Great Panther”) for consideration of  $5,000 in five payments over a three-year period, with payments totaling $1,000 in the first year ($500 received in 2014 and $496 net of legal costs was received in March 2015), $1,500 due in February 2016 (postponed from January 2016) and $2,500 due in January 2017. The Option Agreement provided that all cash payments are non-refundable and optional to Great Panther, and in the event Great Panther failed to pay any of the required amounts on the scheduled dates or failed to comply with its other obligations, the Option Agreement would terminate and Great Panther would have no interest in the Guadalupe de los Reyes gold/silver project.

On February 25, 2016 Vista received notification from Great Panther that it is terminating the Option Agreement and the $1,500 option payment due in February 2016 was not made.  Pursuant to the terms of the Option Agreement, Vista retains all amounts already paid by Great Panther and 100% of the Guadalupe de los Reyes gold/silver project.

We do not consider Guadalupe de los Reyes gold/silver project a material project. We intend to seek partners to advance the project.

Guadalupe de los Reyes is without known mineral reserves under SEC Industry Guide 7.

Los Cardones Gold Project

In October 2013, we sold our 100% debt and equity participation in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to Invecture Group, S.A. de C.V. (“Invecture”) and RPG Structured

Finance S.a.R.L. (together, the “Purchasers”) for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 was originally payable January 2014 (the “Subsequent Payment”) subject to the Purchasers’ option to elect to not make the Subsequent Payment).  In 2014, the due date for the Subsequent Payment was extended to January 30, 2015 for additional consideration of $500 payable. In October 2014, Invecture announced that the Los Cardones gold project, had been suspended because the conditions for its development were not favorable at that time, which introduced substantial doubt that the Subsequent Payment would be made. After making this announcement, there were no apparent significant favorable changes to incentivize Invecture to lift the suspension. In January 2015, we agreed to amend the payment terms (the “Amendment”) of the Los Cardones Sale. Under the Amendment, the Company received a payment of $2,994 net of legal costs from the Purchasers as full and final payment for 100% of the Company’s interest in the project, which resulted in a realized gain of approximately $1,958.

.

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

ITEM 3.  LEGAL PROCEEDINGS.

We are not aware of any material pending litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.  There are no known material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4.  MINE SAFETY DISCOSURES.

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal year ended December 31, 2015, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Shares

The common shares of Vista Gold are listed on the NYSE MKT. The following table sets out the reported high and low sale prices on the NYSE MKT for the periods indicated as reported by the exchange.

	NYSE MKT
	High	Low
2014
1st quarter	$0.78	$0.40
2nd quarter	0.59	0.37
3rd quarter	0.54	0.41
4th quarter	0.45	0.25
2015
1st quarter	0.45	0.28
2nd quarter	0.40	0.30
3rd quarter	0.33	0.24
4th quarter	0.37	0.26

On February 15,  2016, the last reported sale price of the common shares of Vista Gold on the NYSE MKT was $0.41, there were 82,883,562 Common Shares issued and outstanding, and we had approximately 351 registered shareholders of record.

Dividends

We have never paid cash dividends. The declaration and payment of future dividends, if any, will be determined by our Board and will depend on our earnings, financial condition, future cash requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

See “Part III Item 11. Executive Compensation” for information relating to our equity compensation plan.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of Vista, other than Canadian withholding tax. See “Certain Canadian Federal Income Tax Considerations for U.S. Residents” below.

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

(i)

the holder or any one or more persons with whom the holder does not deal at arm’s length owned, alone or in any combination, 25% or more of the issued shares of any class of the capital stock of Vista Gold at any time in the 60 months preceding the particular time; and

(ii)

more than 50% of the fair market value of the Common Shares was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as so defined), or options or interests therein, at any time in the 60 months preceding the particular time.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2015, neither Vista nor any affiliate of Vista repurchased Common Shares of Vista registered under Section 12 of the Exchange Act.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2015, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K.  See section heading “Note Regarding Forward-Looking Statements” above.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”). Completion of a feasibility study or the development of the project is not justified at this time due to the current low gold price. However, with the completion of the environmental impact statement in 2014 and the previous completion of a significant amount of the project engineering and design, much of which is contained in the previously released preliminary feasibility study, we believe that the permitting risk is substantially reduced and the potential development timeline at Mt Todd is well defined. We believe we are now well positioned, subject to sustained improvement in gold prices, to move forward quickly with the completion of the Mt Todd feasibility study. At the time the May 2013 PFS was completed, because of the high proportion of work that was already completed to feasibility study standards, it was estimated that the feasibility study could be completed within six months of its start at a cost of approximately $2,500.

Outlook

We do not currently generate cash flows from mining operations. The prices for gold equities, particularly those with early stage projects, have decreased significantly during the past few years, and capital raising on reasonable terms has become more difficult for mining companies which do not have producing assets.  These market conditions are expected to continue for the foreseeable future, and could affect our ability to raise sufficient capital to advance Mt Todd on reasonable terms, if at all.

Since 2013 we have financed our business without share dilution and we have significantly reduced our costs to mitigate the effects of these difficult markets. We believe we have sufficient cash to fund our currently planned programs into 2018, while retaining opportunities to access additional financing from non-dilutive sources.  Potential future sources of non-dilutive financing include the sale of our used mill equipment (which we have recently cleaned and repainted), other non-core assets including Guadalupe de los Reyes (defined in “Item 2: Properties” above), and, depending on market conditions, our remaining common shares of Midas Gold Corp. (“Midas Gold Shares”).  Future R&D grants from the Government of Australia, if any, are expected to be significantly smaller than those received in 2015.

As a result of cost cutting measures introduced during 2013 and 2014 and continued to date, and a favorable Australian dollar exchange rate, the Company’s 2016 fixed costs, those cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities, are expected to average $1,400 to $1,600 per quarter, with seasonal fluctuations. Subject to availability of funding, we will continue to consider selected discretionary programs, mainly consisting of technical studies and exploration programs, that could be expected to add value to Mt Todd and better position us to quickly advance the project to development when economic conditions warrant.  In addition, with our improved treasury and strong management team we are in a position to judiciously evaluate and pursue other near-term value creating opportunities.

Results from Operations

Summary

As a result of our commitment to non-dilutive financing, together with our strict cost management policies, the Company continues to be well funded and able to execute selected strategic discretionary programs.

Consolidated net income for the year ended December 31, 2015 was $1,011 or $0.01 per basic share. Consolidated net loss for the year ended December 31, 2014 was $18,926 or $0.23 per basic share.  The principal components of our 2015 net income and these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs, including fixed cash costs, cash discretionary programs, and non-cash stock-based compensation, were $4,265 and $3,991 during the years ended December 31, 2015, and 2014, respectively.  These costs are predominantly associated with Mt Todd. 2015 fixed costs, those cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities, were substantially unchanged from 2014, consistent with our expectations. Unlike 2014 however, in 2015 we completed discretionary proof-of-concept drilling programs on the exploration licenses and on the mineral licenses at a total cost of A$888 ($653).

Included in the 2015 and 2014 costs is non-cash stock-based compensation of $244 and $251, respectively.

The weaker Australian dollar in 2015 compared to 2014 resulted in a U.S. dollar cost reduction of approximately $642.

Corporate administration

Corporate administration costs, including fixed cash costs, cash discretionary programs, and non-cash stock-based compensation, were $3,888 and $3,798 for the years ended December 31, 2015, and 2014 respectively.  Discretionary programs totaling $520 are included in the 2015 costs; there were no similar programs in 2014. The 2014 cost included $148 of severance costs resulting from the 2013 staff reductions; there were no severance costs in 2015.

Included in the 2015 and 2014 costs is non-cash stock-based compensation of $573 and $875, respectively.

Gain on disposal of mineral property

In October 2013, we sold our 100% debt and equity participation in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to Invecture Group, S.A. de C.V. (“Invecture”) and RPG Structrued Finance S.a.R.L. (together, the “Purchasers”) for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 was originally payable January 2014 (the “Subsequent Payment”) subject to the Purchasers’ option to elect to not make the Subsequent Payment).  In 2014, the due date for the Subsequent Payment was extended to January 30, 2015 for additional consideration of $500 payable. In October 2014, Invecture announced that the Los Cardones gold project, had been suspended because the conditions for its development were not favorable at that time, which introduced substantial doubt that the Subsequent Payment would be made. After making this announcement, there were no apparent significant favorable changes to incentivize Invecture to lift the suspension. In January 2015, we agreed to amend the payment terms (the “Amendment”) of the Los Cardones Sale. Under the Amendment, the Company received a payment of $2,994 net of legal costs from the Purchasers as full and final payment for 100% of the Company’s interest in the project, which resulted in a realized gain of $1,958.

Write-down value-added tax receivable

For the year ended December 31, 2015, we incurred a non-cash write-down associated with value-added tax (“VAT”) receivable in Mexico of $572. The Mexican tax authorities have denied our claim for the VAT recovery; we are contesting their position.  No similar write-down occurred during the year ended December 31, 2014.

Write-down of Amayapampa interest

In December 2014, the owner of the Amayapampa gold project completed the sale of 100% of the project to a private investor. Accordingly, at that time, we evaluated the carrying value of our interest in Amayapampa. Given the frequency of ownership changes over the past several years, the conditions in the gold market, and the political climate in Bolivia, we concluded that there is no more than a remote possibility that the Amayapampa project would be successfully developed and operated within the foreseeable future; and an impairment amount equal to the $4,813 carrying value was included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended December 31, 2014. There were no similar charges for the year ended December 31, 2015.

Write-down of mineral properties

During 2014, we completed a review of the permitting process and probable impediments to developing the Long Valley gold project, and concluded that the permitting process would consume an inordinate amount of our limited resources and time. Accordingly, we will not attempt to advance this project in the foreseeable future.  As a result, an impairment amount equal to the $750 carrying value was taken for the year ended December 31, 2014. There were no similar charges for the year ended December 31, 2015.

Non-operating income and expenses

Loss on Other Investments

Loss on other investments was $1,593 and  $4,112 for the years ended December 31, 2015 and 2014, respectively.  These amounts are the result of changes in fair value of our Midas Gold Shares.  The 2015 loss includes a realized loss of $348 on the sale of 8,000,000 Midas Gold Shares; the 2014 loss is net of a realized gain of $155 on the sale of 16,000,000 Midas Gold Shares.

Research and development grant

During the year ended December 31, 2015, the Company received Research & Development (“R&D”) Tax Incentive payments totaling A$13,470 ($10,220), net of costs to prepare and file. These amounts were paid under the Australian

Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia; and relate to costs we incurred during the 2012 and 2013 fiscal years for qualifying R&D programs.

This R&D Tax Incentive program is a self-assessment process, and as such, the Australian Government has the right to review the qualifying programs and expenditures for a period of four years.

There were no similar grants for the year ended December 31, 2014.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash provided by/(used in) operating activities was $3,009 and $(7,058) for the years ended December 31, 2015, and 2014, respectively.  Cash provided in 2015 includes grants totaling $10,220, net of costs to prepare and file, from the Government of Australia related to research and development expenditures we incurred in 2012 and 2013.  Other factors that contributed to the positive year-over-year change are discussed in “Results from Operations” above.

Investing Activities

The Company continues to monetize non-core assets as a non-dilutive means of financing. Cash provided by investing activities for the for the year ended December 31, 2015 was comprised of proceeds received from the Los Cardones Sale (defined in “Item 2: Properties” above) of $2,994 net of legal costs, the Guadalupe de los Reyes Option Agreement (defined in “Item 2: Properties” above) of $496 net of legal costs, and the sale of 8,000,000 Midas Gold Shares for net proceeds of $2,772.   $11,990 was used to purchase U.S. and Australian Government Treasury bills, net of redemptions.

 Net cash provided by investing activities of $11,641 for the year ended December 31, 2014 was primarily due to the sale of 16,000,000 Midas Gold Shares for net proceeds of $10,560 and $1,028 received from the Los Cardones sale and the Guadalupe de los Reyes Option Agreement.

Financing Activities

There were no cash transactions from financing activities during year ended December 31, 2015.

Net cash used in financing activities was $6,344 for the year ended December 31, 2014 was a result of the repayment of the loan facility entered into in 2013.

Liquidity and Capital Resources

Cash flows generated during the year ended December 31, 2015 included the receipt of $2,772 net proceeds from the sale of 8,000,000 Midas Gold Shares; the receipt of $2,994 net of legal costs as the final payment for the Los Cardones gold project; the receipt of a scheduled $496 option payment net of legal costs for the Guadalupe de los Reyes gold/silver project; and receipt of grants totaling $10,220, net of costs to prepare and file, from the Government of Australia related to Research & Development (“R&D”) Tax Incentive for qualifying R&D expenditures we incurred in 2012 and 2013.  As a result of these transactions, our cash and short term investments (comprised of U.S. and Australian Government Treasury Bills) as of December 31, 2015  increased to $12,892, from $3,714 as at December 31, 2014; and our working capital increased to $14,399 compared with working capital of $10,535 at December 31, 2014.

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

Fair Value Accounting

The following table sets forth the Company’s assets measured on a recurring basis at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2015
	Total	Level 1	Level 3
Marketable securities	$61	$61	$—
Other investments (Midas Gold Shares)	1,798	1,798	—
Used mill equipment (non-recurring)	6,500	—	6,500

	Fair value at December 31, 2014
	Total	Level 1	Level 3
Marketable securities	$137	$137	—
Other investments (Midas Gold Shares)	6,163	6,163	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Consolidated Balance Sheets for each period presented.

The used mill equipment value is based on third party assessments of the projected sale value, net of commissions and other costs to sell, giving full consideration to current market conditions and an orderly sale process.

At December 31, 2015, the assets classified within Level 3 of the fair value hierarchy represent 78% of the total assets measured at fair value. There have been no transfers between levels in 2015 nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Contractual Obligations

During November 2015, we entered into a two-year lease agreement to store our used mill equipment.  Monthly rent for the term of the lease is C$18 ($13).

Critical Accounting Policies and Recent Accounting Pronouncements

Critical accounting policies

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions are: the fair value and accounting treatment of financial instruments including marketable securities; useful lives of assets for asset depreciation purposes; valuation allowances for deferred tax assets; the fair value and accounting treatment of stock-based compensation; and asset impairments (including impairments long-lived assets and investments). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these financial statements.

Foreign Currency Transactions

Our functional currency is the U.S. dollar. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other expense. For each of the years ended December 31, 2015 and 2014, we recorded insignificant net foreign currency gains/(losses).

Short-term Investments

Short-term investments consist of securities with original maturity dates greater than ninety days and less than one year. These securities are typically United States and Australian government treasury bills and/or notes. Australian dollar denominated treasury bills may result in currency risk associated with fluctuation in exchanges rates. Short-term investments are recorded at amortized cost and are classified as debt securities held-to-maturity as the Company has the intention and ability to hold these instruments until their original maturity date at the time of purchase.

Mineral Properties

Mineral property acquisition costs, including directly related costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred.  When we determine that a mineral property can be economically developed in accordance with U.S. GAAP and SEC Industry Guide 7 reserves are established, the costs then incurred to develop such property will be capitalized.  Capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any undepleted costs will be charged to loss in that period.

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

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment.  This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of gold and other commodities or input prices.  Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis.  If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, a write-down to the estimated fair value will then be reported in our Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss) for the period.  Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third party valuation experts to assess if the carrying value can be recovered and to estimate fair value.

Impairment

Carrying values of long-lived assets, other than mineral properties, are evaluated for impairment at such time that information becomes available indicating that the carrying value may not be recoverable. If it is determined that the fair value is less than the carrying value an impairment charge equal to the difference between the fair value and the carrying value will be recorded in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

Assets held for sale

Plant and equipment is classified as held for sale when the following conditions are met: (i) assets (or group of assets) are actively marketed for a price which reasonably approximates the fair value at the time of sale; (ii) management has committed to a plan to sell the assets (or group of assets); (iii) the assets (or group of assets) are available for sale in current condition; and (iv) sale is probable within the next 12 months. Assets held for sale are not depreciated.

Stock-Based Compensation

Under our stock option and long-term equity incentive plans, stock incentive options and restricted stock units may be granted to executives, employees, consultants and non-employee directors. Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) as a component of Exploration, property evaluation and holding costs and Corporate administration, with a corresponding increase to Common shares in the Consolidated Balance Sheets. The fair values of the options are calculated using the Black-Scholes option pricing model and forfeiture rates are based on historic trends and future projections, as appropriate.  The fair value of restricted stock units is based on the closing price of our common shares on the grant date and forfeiture rates are based on historic trends and future projections, as appropriate.  The expense is based on the fair values of the grant on the grant date and is recognized over the vesting period specified for each grant.

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

Our financial instruments include cash and cash equivalents, marketable securities, short-term investments, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market and included in Level 1 of the fair value hierarchy.     Our other investments, comprised of Midas Gold Shares, is accounted for using the fair value option based on quoted market prices in an active market and is included in Level 1 of the fair value hierarchy.

Research and Development (“R&D”) Grants

The Company has received Research and Development Tax Incentive payments from the Australian Government.  The Company’s activities in Australia do not generate revenue subject to Australian income tax. Consequently, the R&D Tax Incentive payment is considered a government grant, as opposed to an income tax refund.  Grants are recognized when there is reasonable assurance that the grant will be received and that conditions attached to the grant have been met.

Recent accounting pronouncements

Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Accounting Standard Update 2016-01)

In January 2016, the FASB issued guidance related to accounting for equity investments, financial liabilities under the fair value option, presentation and disclosure requirements for financial instruments and the valuation allowance analysis regarding unrealized losses on available-for-sale debt securities.  The guidance with respect to equity investments only will affect the Company. Equity investments, not accounted for utilizing the equity method, will be measured at fair value with changes flowing through the statement of income/loss rather than through accumulated comprehensive income/loss on the balance sheet.  The classification of available-for-sale for equity securities is eliminated.  Finally, the impairment analysis for these equity investments will be a one-step approach whereby companies are required to qualitatively assess for impairment at the end of each reporting period by estimating the fair value of the investment and recognizing in the current period an impairment loss equal to the difference between the fair value and the carrying value of the investment.  The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We expect to early adopt this guidance in the first quarter of 2016 and do not anticipate that the adoption of this guidance will have a material impact on our financial statements.

Balance Sheet Classification of Deferred Taxes (Accounting Standards Update 2015-17)

In November 2015, the FASB issued guidance regarding the presentation of deferred taxes on the balance sheet.  The new guidance requires that all deferred tax assets and liabilities, including any corresponding valuation allowance, be classified as noncurrent on the balance sheet. The requirement for jurisdiction-by-jurisdiction analysis remains unchanged.  The guidance is effective for fiscal years beginning after December 15, 2016, inclusive of interim periods, with early adoption permitted, and may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. We have early adopted this guidance, retrospectively, thus adjusting our December 31, 2014 balance sheet and related disclosures as if the guidance had been implemented at that time. As our deferred tax assets and liabilities offset, and are in the same jurisdiction, we do not present deferred tax assets and liabilities separately on our balance sheet.

Presentation of Financial Statements - Going Concern (Subtopic 205-40)

In August 2014, the FASB issued guidance related to financial statement presentation regarding disclosures about an entity’s ability to continue as a going concern.  The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard is effective for the first interim period within annual reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control Over Financial Reporting

The management of Vista Gold Corp. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors (the “Board”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework in 2013. Based upon its assessment, management concluded that, at December 31, 2015, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting at December 31, 2015 has been audited by EKS&H LLLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Vista Gold Corp.

Littleton, Colorado

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. We have also audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vista Gold Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As discussed in Note 2 to the financial statements, effective December 31, 2014, the Company retroactively adopted Accounting Standards Update 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes. Accordingly, the December 31, 2014, balance sheet has been revised to reflect this accounting change.

EKS&H LLLP

February 26, 2016

Denver, Colorado

VISTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	December 31,	December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$902	$3,714
Short-term investments	11,990	—
Other investments, at fair value (Note 3)	1,798	6,163
Other current assets	512	1,485
Total current assets	15,202	11,362

Non-current assets:
Mineral properties (Note 4)	3,874	5,406
Plant and equipment, net (Note 5)	8,792	9,342
Total non-current assets	12,666	14,748
Total assets	$27,868	$26,110

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$115	$457
Accrued liabilities and other	688	370
Total current liabilities	803	827
Total liabilities	803	827

Commitments and contingencies – (Note 8)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2015 - 82,883,562 and 2014 - 82,390,217 (Note 6)	438,900	438,083
Accumulated other comprehensive income/(loss) (Note 7)	(35)	11
Accumulated deficit	(411,800)	(412,811)
Total shareholders' equity	27,065	25,283
Total liabilities and shareholders' equity	$27,868	$26,110

Approved by the Board of Directors

/s/ Tracy A. Stevenson	/s/ John M. Clark
Tracy A. Stevenson	John M. Clark
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014
Operating expense:
Exploration, property evaluation and holding costs	$(4,265)	$(3,991)
Corporate administration	(3,888)	(3,798)
Depreciation and amortization	(694)	(863)
Gain on disposal of mineral property, net (Note 4)	1,958	—
Write-down of mineral property (Note 4)	—	(750)
Write-down of Amayapampa interest (Note 9)	—	(4,813)
Write-down of value-added tax receivable	(572)	—
Total operating expense	(7,461)	(14,215)

Non-operating income/(expense):
Gain/(loss) on sale of marketable securities	12	24
Loss on other investments (Note 3)	(1,593)	(4,112)
Write-down of marketable securities and long-term investments	—	(138)
Research and development grant, net (Note 10)	10,220	—
Interest income	31	10
Interest expense	—	(78)
Other income/(expense)	(198)	(417)
Total non-operating income/(expense)	8,472	(4,711)

Income/(loss) before income taxes	1,011	(18,926)
Net income/(loss)	$1,011	$(18,926)

Other comprehensive income/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities (Note 7)	(46)	70
Comprehensive income/(loss)	$965	$(18,856)

Basic:
Weighted average number of shares outstanding	82,571,182	82,294,331
Net income/(loss) per share	0.01	$(0.23)

Diluted:
Weighted average number of shares outstanding	83,755,080	82,294,331
Net income/(loss) per share	0.01	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except share amounts)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders'
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2013	82,275,217	$436,957	$(393,885)	$(59)	$43,013

Shares issued (RSUs vested)	115,000	—	—	—	—
Stock-based compensation	—	1,126	—	—	1,126
Other comprehensive loss	—	—	—	70	70
Net loss	—	—	(18,926)	—	(18,926)
Balances at December 31, 2014	82,390,217	$438,083	$(412,811)	$11	$25,283

Shares issued (RSUs vested)	493,345	—	—	—	—
Stock-based compensation	—	817	—	—	817
Other comprehensive income	—	—	—	(46)	(46)
Net income	—	—	1,011	—	1,011
Balances at December 31, 2015	82,883,562	$438,900	$(411,800)	$(35)	$27,065

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income/(loss) for the period	$1,011	$(18,926)
Adjustments to reconcile net income/(loss) for the period to net cash provided by/(used in) operations:
Depreciation and amortization	694	863
Stock-based compensation	817	1,126
(Gain)/loss on disposal of marketable securities	(12)	(24)
Write-down of marketable securities and long-term investments	—	138
Gain on disposal of mineral property	(1,958)	—
Write-down of value-added tax receivable	572	—
Write-down of non-current assets	—	5,563
Loss on other investments	1,593	4,112
Other non-cash items	—	(162)
Change in working capital account items:
Other current assets	316	492
Accounts payable, accrued liabilities and other	(24)	(240)
Net cash provided by/(used in) operating activities	3,009	(7,058)
Cash flows from investing activities:
Proceeds from sales of marketable securities	41	60
Proceeds from sale of other investments, net	2,772	10,560
Acquisition of short-term investments, net of dispositions	(11,990)	—
Additions to plant and equipment	(134)	(7)
Proceeds from option/sale agreements, net	3,490	1,028
Net cash (used in)/provided by investing activities	(5,821)	11,641
Cash flows from financing activities:
Repayment of debt	—	(6,344)
Net cash used in financing activities	—	(6,344)

Net decrease in cash and cash equivalents	(2,812)	(1,761)
Cash and cash equivalents, beginning of period	3,714	5,475
Cash and cash equivalents, end of period	$902	$3,714

Supplemental cash flow information – Note 12

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

Our principal asset is our flagship Mt Todd gold project (“Mt Todd”) in Northern Territory (“NT”), Australia. We also hold 4.9% of the outstanding common shares of Midas Gold Corp. (“Midas Gold Shares”), non-core projects in Mexico and the United States and a royalty interest in a project in Indonesia.

2.  Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Vista Gold Corp. and more-than-50%-owned subsidiaries that it controls and entities over which control is achieved through means other than voting rights. All significant intercompany balances and transactions have been eliminated. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions are: the fair value and accounting treatment of financial instruments including marketable securities; useful lives of assets for asset depreciation purposes; valuation allowances for deferred tax assets; the fair value and accounting treatment of stock-based compensation; and asset impairments (including impairments long-lived assets and investments). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from the amounts estimated in these financial statements.

Foreign Currency Transactions

Our functional currency is the U.S. dollar.  Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other expense. For each of the years ended December 31, 2015 and 2014, we recorded insignificant net foreign currency gains/(losses).

Short-term Investment

Short-term investments consist of securities with original maturity dates greater than ninety days and less than one year. These securities are typically United States and Australian government treasury bills and/or notes. Australian dollar denominated treasury bills may result in currency risk associated with fluctuation in exchanges rates.  Short-term investments are recorded at amortized cost and are classified as debt securities held-to-maturity as the Company has the intention and ability to hold these instruments until their original maturity date at the time of purchase.

Mineral Properties

Mineral property acquisition costs, including directly related costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred.  When we determine that a mineral property can be economically developed in accordance with U.S. GAAP and SEC Industry Guide 7 reserves are established, the costs then incurred to develop such property will be capitalized.  Capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any undepleted costs will be charged to loss in that period.

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

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment.  This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of gold and other commodities or input prices.  Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis.  If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, a write-down to the estimated fair value will then be reported in our Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss) for the period.  Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third party valuation experts to assess if the carrying value can be recovered and to estimate fair value.

Impairment

Carrying values of long-lived assets, other than mineral properties, are evaluated for impairment at such time that information becomes available indicating that the carrying value may not be recoverable. If it is determined that the fair value is less than the carrying value an impairment charge equal to the difference between the fair value and the carrying value will be recorded in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss).

Assets held for sale

Plant and equipment is classified as held for sale when the following conditions are met: (i) assets (or group of assets) are actively marketed for a price reasonable to the fair value at the time of sale; (ii) management has committed to a plan to sell the assets (or group of assets); (iii) the assets (or group of assets) are available for sale in current condition; and (iv) sale is probable within the next 12 months. Assets held for sale are not depreciated.

Stock-Based Compensation

Under our stock option and long-term equity incentive plans, stock incentive options and restricted stock units may be granted to executives, employees, consultants and non-employee directors. Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) as a component of Exploration, property evaluation and holding costs and Corporate administration, with a corresponding increase to Common shares in the Consolidated Balance Sheets. The fair values of the options are calculated using the Black-Scholes option pricing model and forfeiture rates are based on historic trends and future projections, as appropriate. The fair value of restricted stock units is based on the closing price of our common shares on the grant date and forfeiture rates are based on historic trends and future projections, as appropriate. The expense is based on the fair values of the grant on the grant date and is recognized over the vesting period specified for each grant.

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

Our financial instruments include cash and cash equivalents, marketable securities, short-term investments, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market and included in Level 1 of the fair value hierarchy.   Our other investments, comprised of Midas Gold Shares, is accounted for using the fair value option based on quoted market prices in an active market and is included in Level 1 of the fair value hierarchy.

Research and Development (“R&D”) Grants

The Company has received Research and Development Tax Incentive payments from the Australian Government. Accounting practice generally refers to International Accounting Standard 20 “Accounting for Government Grants and Disclosure of Government Assistance” (“IAS 20”) to determine the most appropriate accounting for payments of this type.  The Company’s activities in Australia do not generate revenue subject to Australian income tax. Consequently, under IAS 20, the R&D Tax Incentive payment is considered a government grant, as opposed to an income tax refund.  Grants are recognized when there is reasonable assurance that the grant will be received and that conditions attached to the grant have been met.

Recent accounting pronouncements

Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Accounting Standard Update 2016-01)

In January 2016, the FASB issued guidance related to accounting for equity investments, financial liabilities under the fair value option, presentation and disclosure requirements for financial instruments and the valuation allowance analysis regarding unrealized losses on available-for-sale debt securities.  The guidance with respect to equity investments only will affect the Company. Equity investments, not accounted for utilizing the equity method, will be measured at fair value with changes flowing through the statement of income/loss rather than through accumulated comprehensive income/loss on the balance sheet.  The classification of available-for-sale for equity securities is eliminated.  Finally, the impairment analysis for these equity investments will be a one-step approach whereby companies are required to qualitatively assess for impairment at the end of each reporting period by estimating the fair value of the investment and recognizing in the current period an impairment loss equal to the difference between the fair value and the carrying value of the investment.  The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We expect to early adopt this guidance in the first quarter of 2016 and do not anticipate that the adoption of this guidance will have a material impact on our financial statements.

Balance Sheet Classification of Deferred Taxes (Accounting Standards Update 2015-17)

In November 2015, the FASB issued guidance regarding the presentation of deferred taxes on the balance sheet.  The new guidance requires that all deferred tax assets and liabilities, including any corresponding valuation allowance, be classified as noncurrent on the balance sheet. The requirement for jurisdiction-by-jurisdiction analysis remains unchanged.  The guidance is effective for fiscal years beginning after December 15, 2016, inclusive of interim periods, with early adoption permitted, and may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. We have early adopted this guidance, retrospectively, thus adjusting our December 31, 2014 balance sheet and related disclosures as if the guidance had been implemented at that time. As our deferred tax assets and liabilities offset, and are in the same jurisdiction, we do not present deferred tax assets and liabilities separately on our balance sheet.

Presentation of Financial Statements - Going Concern (Subtopic 205-40)

In August 2014, the FASB issued guidance related to financial statement presentation regarding disclosures about an entity’s ability to continue as a going concern.  The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard is effective for the first interim period within annual reporting periods ending after December 15, 2016, with early adoption permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements.

3. Other Investments

Midas Gold Corp. Combination

During February 2014, we sold 16,000,000 Midas Gold Shares at a price of C$0.80 ($0.73) per Midas Gold Share for net proceeds of $10,560 reducing the total of our Midas Gold Shares to 15,802,615 or approximately 11.2%  of the outstanding Midas Gold Shares outstanding, on a non-dilutive basis, at that time.  This sale resulted in a realized gain on other investments of $155 based on the realized value at the time of the sale compared to the fair value of the Midas Gold Shares at December 31, 2013, net of costs to sell.

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

The following table summarizes our investment in Midas Gold Shares as at December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
Fair value at beginning of period	$6,163	$20,990
Sale of Midas Gold Shares, net of costs to sell	(2,772)	(10,560)
Loss during the period	(1,593)	(4,267)
Fair value at end of period	$1,798	$6,163

Midas Gold Shares held at the end of the period	7,802,615	15,802,615

4. Mineral Properties

	At December 31, 2015	At December 31, 2014
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	1,728	2,224
Los Cardones, Mexico	—	1,036
	$3,874	$5,406

Guadalupe de los Reyes

During April 2014, Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into a definitive option agreement (the “Option Agreement”) to option a  70% interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Great Panther Silver Limited (formerly Cangold Limited) (“Great Panther”) for consideration of  $5,000 in five payments over a three-year period, with payments totaling $1,000 in the first year ($500 received in 2014 and $496 net of legal costs was received in March 2015),  $1,500 due in February 2016 (postponed from January 2016) and $2,500 due in January 2017. The Option Agreement provided that all cash payments are non-refundable and optional to Great Panther, and in the event Great Panther failed to pay any of the required amounts on the scheduled dates or failed to comply with its other obligations, the Option Agreement would terminate and Great Panther would have no interest in the Guadalupe de los Reyes gold/silver project.

On February 25, 2016 Vista received notification from Great Panther that it is terminating the Option Agreement and the $1,500 option payment due in February 2016 was not made.  Pursuant to the terms of the Option Agreement, Vista retains all amounts already paid by Great Panther and 100% of the Guadalupe de los Reyes gold/silver project.

Although the termination of the Option Agreement indicates the potential for impairment of the carrying value of Guadalupe de los Reyes mineral property, our review has concluded that the $1,728 carrying value should not be impaired considering the quantity of mineral resources contained in the concessions, and the strategic value that these resources represent.

Los Cardones

In October 2013, we sold our 100% debt and equity participation in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to Invecture and RPG Structrued Finance S.a.R.L. (the “Purchasers”) for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 was originally payable January 2014 (the “Subsequent Payment”) subject to the Purchasers’ option to elect to not make the Subsequent Payment).  In 2014, the due date for the Subsequent Payment was extended to January 30, 2015 for additional consideration of $500. In October 2014, Invecture announced that the Los Cardones gold project, had been suspended because the conditions for its development were not favorable at that time, which introduced substantial doubt that the Subsequent Payment would be made.  After making this announcement, there were no apparent significant favorable changes to incentivize Invecture to lift the suspension. In January 2015, we agreed to amend the payment terms (the “Amendment”) of the Los Cardones Sale. Under the Amendment, the Company received a payment of $2,994 net of legal costs from the Purchasers as final payment for 100% of the Company’s interest in the project. This resulted in a realized gain of approximately $1,958.

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

5. Plant and Equipment

	December 31, 2015			December 31, 2014
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,617	$3,346	$2,271	$5,483	$2,756	$2,727
Guadalupe de los Reyes, Mexico	17	9	8	17	8	9
Corporate, United States	403	390	13	403	297	106
Used mill equipment	6,500	—	6,500	6,500	—	6,500
	$12,537	$3,745	$8,792	$12,403	$3,061	$9,342

The used mill equipment was valued at $6,500 at December 31, 2015 and 2014 based on third party assessments of the projected sale value, net of commissions and other costs to sell, giving full consideration to current market conditions and an orderly sale process. Although we continue to actively market this equipment, we no longer classify it as ‘held for sale’ on our balance sheet as of December 31, 2015 or 2014 as we do not have reasonable assurance that the mill equipment will sell within 12 months.  We are not currently depreciating the used mill equipment as we continue to market it and it is not in use.

6. Common Shares

Share issuances

During the year ended December 31, 2015 and 2014, we issued 493,345 and 115,000 common shares, respectively, in connection with the vesting of RSUs.

Warrants

Warrant activity is summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2013	19,977,743	$4.63	1.6	$—
Expired (issued as part of equity financings completed in 2012)	(4,757,941)
As of December 31, 2014	15,219,802	5.00	0.8	—
Expired (issued as part of equity financing completed in 2010)	(15,219,802)
As of December 31, 2015	—	$—	—	$—

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or RSUs or restricted stock awards to our directors, officers, employees and consultants.  The combined maximum number of our Common Shares that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis. Options and RSUs under the Plan and LTIP, respectively, are granted from time to time at the discretion of the Board, with vesting periods and other terms as determined by the Board.  Stock-based compensation expense for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended December 31,
	2015	2014
Stock options	$8	$160
Restricted stock units	809	966
	$817	$1,126

As of December 31, 2015, stock options and RSUs had unrecognized compensation expense of $23 and $440, respectively, which is expected to be recognized over a weighted average period of 3.0 and 1.13 years, respectively.

Stock Options

A summary of option activity under the Plan as of December 31, 2015 and 2014 and changes during the period then ended is set forth in the following table:

		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	options	per option	contractual term	value
Outstanding - December 31, 2013	2,882,500	$1.79	3.07	$54
Granted	175,000	0.52
Cancelled/Forfeited	(125,000)	3.16
Expired	(675,000)	1.85
Outstanding - December 31, 2014	2,257,500	1.60	3.02	—
Outstanding - December 31, 2015	2,257,500	$1.60	2.02	$—

Exercisable - December 31, 2015	2,011,250	$1.75	1.91	$—

A summary of our unvested stock options as of December 31, 2015 and 2014 and changes during the period then ended is set forth in the following table:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(Years)
Unvested - December 31, 2013	738,750	$0.22
Granted	175,000
Vested	(667,500)
Unvested - December 31, 2014	246,250	0.22
Unvested - December 31, 2015	246,250	$0.22	3.00

The fair value of stock options granted during the year ended December 31, 2014 (no stock options were granted for the year ended December 31, 2015) to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

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

Restricted Stock Units

The following table summarizes the RSU activity under the LTIP as of December 31, 2015 and 2014 and changes during the years then ended:

		Weighted average
	Number	grant-date fair
	of units	value per unit
Unvested - December 31, 2013	2,594,464	$2.00
Cancelled/forfeited	(865,635)	3.42
Vested	(115,000)	3.84
Granted	2,079,000	0.46
Unvested - December 31, 2014	3,692,829	$0.74
Cancelled/forfeited	(841,038)	0.73
Vested	(493,345)	1.62
Granted	1,727,000	0.27
Unvested - December 31, 2015	4,085,446	$0.44

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date.  Other RSU awards vest subject to certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance.  The vesting period for all RSUs is at least one year.

Weighted Average Common Shares

	At December 31,
	2015	2014
Basic common shares	82,571,182	82,294,331
Effect of dilutive stock-based awards	1,183,898	—
Diluted common shares	83,755,080	82,294,331

Stock options to purchase 2,257,500 and unvested RSUs representing 2,901,548 common shares were outstanding at December 31, 2015 but were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.  Stock options to purchase 2,257,500 common shares, unvested RSUs representing 3,692,829 common shares, and warrants to purchase 15,219,802 common shares were outstanding at December 31, 2014 but were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.

7. Accumulated Other Comprehensive Income/(Loss)

		Accumulated
	Accumulated	other comprehensive
	other comprehensive	income/(loss),
	income/(loss)	net of tax
As of December 31, 2013	$(59)	$(50)
Other comprehensive loss due to change in fair market value of marketable securities during period before reclassifications	21	18
Reclassifications due to realization of gain on sale of marketable securities (1)	(24)	(20)
Reclassifications due to write-down of marketable securities (2)	73	62
As of December 31, 2014	$11	$10
Other comprehensive gain due to change in fair market value of marketable securities during period before reclassifications	(34)	(29)
Reclassifications due to realization of gain on sale of marketable securities (1)	(12)	(10)
As of December 31, 2015	$(35)	$(29)

(1)	Reclassified to gain/(loss) on sale of marketable securities on the Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).
(2)	Reclassified to write-down of marketable securities on the Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).

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

Under our agreement with the Jawoyn Association Aboriginal Corporation (the  “JAAC”), we must offer the JAAC the opportunity to establish a joint venture with Vista holding 90% and the JAAC holding a 10% participating interest in Mt Todd. In addition, the JAAC will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current mining licenses, and a 1% NSR royalty on other metals, subject to a minimum payment of A$50 per year.

During November 2015, we entered into a two-year lease agreement to store our used mill equipment.  Monthly rent for the term of the lease is C$18 ($13).

9.  Amayapampa Interest

In December 2014, the owner of the Amayapampa gold project completed the sale of 100% of the project to a private investor. Accordingly, we evaluated the carrying value of our interest in Amayapampa, comprised of a right to receive an NSR royalty on future gold production, if any, plus certain additional cash payments if the project successfully starts commercial production. Given the frequency of ownership changes over the past several years, the conditions in gold market, and the political climate in Bolivia, we concluded that there is no more than a remote possibility that the Amayapampa project will be successfully developed and operated within the foreseeable future and that the asset was fully impaired, an impairment amount equal to the $4,813 carrying value was included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended December 31, 2014.

10.  Research and Development Grant

During the year ended December 31, 2015, the Company received Research & Development (“R&D”) Tax Incentive payments totaling $10,220, net of costs to prepare and file. These amounts were paid under the Australian Government’s

R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia; and relate to costs we incurred during the 2012 and 2013 fiscal years for qualifying R&D programs.

This R&D Tax Incentive program is a self-assessment process, and as such, the Australian Government has the right to review the qualifying programs and expenditures for a period of four years.  No similar transactions occurred in 2014.

11.  Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2015
	Total	Level 1	Level 3
Marketable securities	$61	$61	$—
Other investments (Midas Gold Shares)	1,798	1,798	—
Used mill equipment (non-recurring)	6,500	—	6,500

	Fair value at December 31, 2014
	Total	Level 1	Level 3
Marketable securities	$137	$137	$—
Other investments (Midas Gold Shares)	6,163	6,163	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Consolidated Balance Sheets for each period presented.

The used mill equipment value is based on third party assessments of the projected sale value, net of commissions and other costs to sell, giving full consideration to current market conditions and an orderly sale process.

At December 31, 2015, the assets classified within Level 3 of the fair value hierarchy represent 78% of the total assets measured at fair value. There were no transfers between levels nor were there any changes in valuation methods in 2015.

12. Supplemental Cash Flow Information and Material Non-Cash Transactions

As of December 31, 2015 and 2014, all of our cash was held in liquid bank deposits and/or government treasury bills in the Unites States and Australia.

There were no significant non-cash transactions for the year ended December 31, 2015 or 2014.

During the year ended December 31, 2014, we paid interest associated with the 2013 Facility of $78.

13. Income Taxes

The Company’s U.S. and foreign source income/(loss) is as follows:

	Years ended December 31,
	2015	2014
U.S.	$(3,297)	$(6,705)
Canada	(121)	(7,750)
Other Foreign	4,429	(4,471)
	$1,011	$(18,926)

During the years ended December 31, 2015 and 2014, the Company has recognized ‘nil’ current and  deferred income tax expense or benefit in each of the US,  Canadian, and other foreign jurisdictions, due to full valuation allowances within each jurisdiction.

Rate Reconciliation

A reconciliation of the combined income taxes at the statutory rates and the Company’s effective income tax benefit is as follows:

	Years ended December 31,
	2015	2014
Income taxed at statutory rates	$392	$(7,314)
Increase (decrease) in taxes from:
Stock-based compensation	32	41
Meals and entertainment	5	3
Other adjustments	19	—
Adjustment due to capital transactions	(119)	—
Imputed interest	5	3
R&D grant and other	5,366	—
Prior year provision to actual adjustments	(2,894)	(4,511)
Differences in tax rates	(368)	541
Effect of foreign exchange	350	276
Change in effective tax rate	(2)	(1)
Expiration of NOLs	231	189
Change in valuation allowance	(3,017)	10,773
Income tax (benefit)/expense	$—	$—

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities as at December 31 are as follows:

	December 31,
	2015	2014
Deferred income tax assets
Excess tax basis over book basis of property, plant and equipment	$7,785	$7,893
Marketable securities	862	798
Operating loss carryforwards	26,464	35,001
Capital loss carryforwards	13,463	10,212
Other	2,725	2,891
Unrealized foreign exchange on loans	—	—
Total future tax assets	51,299	56,795
Valuation allowance for future tax assets	(50,816)	(54,397)
	483	2,398
Deferred income tax liabilities
Other investments	483	1,916
Amayapampa disposal consideration	—	482
	483	2,398

Total Deferred Taxes	$—	$—

Valuation Allowance on Canadian and Foreign Tax Assets

We establish a valuation allowance against the future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized.  The valuation allowance of $50,816, and $54,397 at December 31, 2015 and 2014, respectively, relates mainly to net operating loss carryforwards, in Canada and other foreign tax jurisdictions, where the utilization of such attributes is not more likely than not.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

Loss Carryforwards

The Company has available income tax losses of $63,684, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

	Noncapital Canada (1)	U.S.	Mexico	Barbados	Total
2015	$—	$—	$—	$(2)	$(2)
2016	—	—	—	(1)	(1)
2017	—	—	—	(6)	(6)
2018	—	—	—	(20)	(20)
2019	—	—	—	(42)	(42)
2020	—	—	—	(20)	(20)
2021	—	—	—	(31)	(31)
2022	—	—	(6,375)	(23)	(6,398)
2023	—	—	(350)	(4)	(354)
2024	—	—	—	—	—
2025	—	—	—	—	—
2026	(1,027)	(625)	—	—	(1,652)
2027	(847)	(1,700)	—	—	(2,547)
2028	(5,245)	(1,719)	—	—	(6,964)
2029	(4,022)	(1,970)	—	—	(5,992)
2030	(5,032)	(1,827)	—	—	(6,859)
2031	(3,806)	(3,407)	—	—	(7,213)
2032	(6,397)	(2,323)	—	—	(8,720)
2033	(6,076)	(3,098)	—	—	(9,174)
2034	(4,420)	—	—	—	(4,420)
2035	(3,269)	—			(3,269)
	$(40,141)	$(16,669)	$(6,725)	$(150)	$(63,684)

(1)	Canadian capital loss carryforwards of $61,526 and Australian NOLs of $43,153, which do not expire and are therefore not included above.

Of the total Canadian net operating loss, $20,033 relates to an equity component for share-issuance cost deduction for which no tax benefit for financial reporting purposes in the income statement will be recognized.

Accounting for uncertainty in taxes

Accounting Standards Codification Topic 740 guidance requires that the Company evaluate all income tax positions taken, and recognize a liability for any uncertain tax positions that are not more likely than not to be sustained by the tax authorities.  As of December 31, 2015, the Company believes it has no liability for unrecognized tax positions.  If the Company were to determine there were any uncertain tax positions, the Company would recognize the liability and related interest and penalties within income tax expense.

Tax statute of limitations

The Company files income tax returns in Canada, U.S. federal and state jurisdictions and other foreign jurisdictions.  There are currently no tax examinations underway for these jurisdictions.  Furthermore, the Company is no longer subject to Canadian tax examinations by the Canadian Revenue Authority for years ended on or before December 31, 2012 or U.S. federal income tax examinations by the Internal Revenue Service for years ended on or before December 31, 2012.  Some U.S. state and other foreign jurisdictions are still subject for tax examination for years ended on or before December 31, 2011.

Although certain tax years are closed under the statute of limitations, tax authorities can still adjust losses being carried forward into open years.

14.  Geographic and Segment information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are focused principally in Australia and North America. We reported no revenues during the years ended December 31, 2015 and 2014.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

15. Subsequent Events

Guadalupe de los Reyes Payment

On February 25, 2016 Vista received notification from Great Panther Silver that it is terminating the Option Agreement and the $1,500 option payment due in February 2016 was not made.  See Note 4.

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

PwC’s reports on the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2013 and 2012 did not contain any adverse opinion or disclaimer of opinions and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2013 and 2012 and the subsequent interim period through June 20, 2014, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PwC, would have caused it to make references to the subject matter of the disagreement(s) in connection with its reports on the Company’s consolidated financial statements for such years.

No reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) occurred during the two fiscal years ended December 31, 2013 and 2012 and the subsequent interim period through June 20, 2014.

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

During the Company’s two fiscal years ended December 31, 2013 and 2012 and through June 20, 2014, neither the Company nor anyone on its behalf consulted with EKS&H regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, nor did EKS&H provide either a written report or oral advice that EKS&H concluded was as important factor considered by the Company in reaching a decision as to accounting auditing or financial reporting issues, or (ii) any matter that was either the subject of a disagreement within the meaning of Item 304(a)(1)(iv) and the related instruction of Regulation S-K, or a reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2015, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting.

Management’s report on internal control over financial reporting and the attestation report on management’s assessment are included in “Item 8 Financial Statements and Supplementary Data” herein.

Attestation Report of the Registered Public Accounting Firm.

EKS&H’s attestation report on our internal control over financial reporting is included as part of “Item 8. Financial Statements and Supplementary Data” herein.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our executive officers, directors, Audit Committee, Compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics (the “Code of Ethics”) that applies to all of our employees, officers and directors of the Company and its affiliated entities. The Code of Ethics is available on our website at www.vistagold.com and we will post any amendments to, or waivers, from, including an implicit waiver, the Code of Ethics on that website.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm.

2.	Report of Independent Registered Public Accounting Firm.

3.	Consolidated Balance Sheets – At December 31, 2015 and 2014.

4.	Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) – Years ended December 31, 2015 and 2014.

5.	Consolidated Statements of Cash Flows – Years ended December 31, 2015 and 2014.

6.	Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2015 and 2014.

7.	Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data”.

Financial Statement Schedules

No other financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Financial Statements and Supplementary Data”.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K dated June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Company’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K dated June 12, 2013and incorporated herein by reference (File No. 1-9025)
10.01*	Amended Stock Option Plan of Vista Gold filed as Appendix F to the Company’s Proxy Statement on March 20, 2015 and incorporated herein by reference (File No. 1-9025)
10.02*	Amended Long Term Equity Incentive Plan of Vista Gold filed as Appendix E to the Company’s Proxy Statement on March 20, 2015 and incorporated herein by reference (File No. 1-9025)

10.03

Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp. filed as Exhibit 10.24 to the Company’s Annual Report on Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.04	Earn-In Right Agreement, dated February 7, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2012 and incorporated herein by reference (File No. 1-9025)
10.05*	Employment Agreement with John F. Engele, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2012 and incorporated herein by reference (File No. 1-9025)
10.06*	Employment Agreement with John W. Rozelle, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 6, 2012 and incorporated herein by reference (File No. 1-9025)
10.07*

Amended Employment Agreement of John F. Engele, dated November 1, 2012, previously filed as Exhibit 10.13 to the Company’s Form 10-K dated March 14, 2013 and incorporated herein by reference (File No. 1-9025)

10.08*

Amended Employment Agreement of Fred Earnest, dated November 1, 2012 previously filed as Exhibit 10.14 to the Company’s Form 10-K dated March 14, 2013 and incorporated herein by reference (File No. 1-9025)

10.09*

Amended Employment Agreement of John W. Rozelle, dated November 1, 2012 previously filed as Exhibit 10.15 to the Company’s Form 10-K dated March 14, 2013 and incorporated herein by reference (File No. 1-9025)

10.10

Credit Agreement between the Company and Sprott Resource Lending Partnership, dated March 28, 2013, previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated April 2, 2013 and incorporated herein by reference (File No. 1-9025)

10.11

General Security Agreement between the Company and Sprott Resource Lending Partnership, dated March 28, 2013, previously filed as Exhibit 10.2 to the Corporation’s Form 8-K dated April 2, 2013 and incorporated herein by reference (File No. 1-9025)

10.12	Credit Agreement Modification Agreement, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated September 26, 2013 and incorporated herein by reference (File No. 1-9025)
10.13	Terms of Agreement – Los Cardones Project, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated October 8, 2013 and incorporated herein by reference (File No. 1-9025)
10.14

Share Purchase Agreement between the Company and Invecture dated October 16, 2013, previously filed as Exhibit 10.13 to the Corporation’s Form 10-K dated March 17, 2014 and incorporated herein by reference (File No. 1-9025)

10.15	Termination of Trust Agreement dated October 16, 2013, previously filed as Exhibit 10.14 to the Company’s Form 10-K dated March 17, 2014 and incorporated herein by reference (File No. 1-9025)
10.16	Debt Transfer Agreement dated October 16, 2013, previously filed as Exhibit 10.15 to the Company’s Form 10-K dated March 17, 2014 and incorporated herein by reference (File No. 1-9025)
10.17

Termination Agreement between Invecture Group, S.A. de C.V., Desarrollos Zapal Holdings Corp., Granges Inc., Desarrollos Zapal, S.A. de C.V. and Vista Gold Corp.,dated October 18, 2013, , previously filed as Exhibit 10.16 to the Company’s Form 10-K dated March 17, 2014 and incorporated herein by reference (File No. 1-9025)

10.18

Share Pledge Agreement between the Company and Sprott Resource Lending Partnership dated November 8, 2013, previously filed as Exhibit 10.17 to the Company’s Form 10-K dated March 17, 2014 and incorporated herein by reference (File No. 1-9025)

10.19

Share Pledge Agreement between the Vista Gold US Inc and Sprott Resource Lending Partnership dated November 8, 2013, previously filed as Exhibit 10.18 to the Company’s Form 10-K dated March 17, 2014 and incorporated herein by reference (File No. 1-9025)

10.20	Amendment Agreement, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated February 4, 2014 and incorporated herein by reference (File No. 1-9025)
10.21

Agency Agreement between the Corporation and a certain agent relating to the sale of shares of Midas Gold Corp. dated February 5, 2014, previously filed as Exhibit 10.2 to the Company’s Form 10-Q dated May 2, 2014 and incorporated herein by reference (File No. 1-9025)

10.22

Finder’s Fee Agreement between the Company and a certain finder relating to the sale of shares of Midas Gold Corp. dated February 14, 2014, previously filed as Exhibit 10.3 to the Corporation’s Form 10-Q dated May 2, 2014 and incorporated herein by reference (File No. 1-9025)

10.23*	Earnest Amendment Agreement, dated March 12, 2014, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated March 14, 2014 and incorporated herein by reference (File No. 1-9025)
10.24*	Engele Amendment Agreement, dated March 12, 2014, previously filed as Exhibit 10.2 to the Company’s Form 8-K dated March 14, 2014 and incorporated herein by reference (File No. 1-9025)
10.25	Option Agreement – Guadalupe de los Reyes filed as Exhibit 10.1 to the Corporation’s Form 8-K dated April 17, 2014 and incorporated herein by reference (File No. 1-9025)
10.26

Second Amending Agreement between Vista and RPG Structured Finance S.á.R.L, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated July 31, 2014 and incorporated herein by reference (File No. 1-9025)

10.27

Third Amending Agreement between Vista and RPG Structured Finance S.á.R.L, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated February 2, 2015 and incorporated herein by reference (File No. 1-9025)

10.27

Agency Agreement with Haywood Securities Inc. dated February 24, 2015,  previously filed as Exhibit 10.1 to the Company’s Form 8-K dated March 2, 2015 and incorporated herein by reference (File No. 1-9025)

10.29

Finders Agreement with Global Market Development LLC, dated February 25, 2015, previously filed as Exhibit 10.2 to the Company’s Form 8-K dated March 2, 2015 and incorporated herein by reference (File No. 1-9025)

10.30*	Earnest Amendment Agreement dated January 1, 2016.
10.31*	Engele Amendment Agreement dated January 1, 2016.
10.32*	Rozelle Amendment Agreement dated January 1, 2016.
21	Subsidiaries of the Corporation
23.1	Consent of EKS&H LLLP, Denver, Independent Registered Public Accounting Firm
23.2	Consent of Tetra Tech, Inc.
23.3	Consent of Rex Bryan
23.4	Consent of Thomas Dyer
23.5	Consent of Jackie Blumberg
23.6	Consent of Deepak Malhotra
23.7	Consent of Benjamin Johnson
23.8	Consent of Nick Michael
23.9	Consent of David Richers
23.10	Consent of Keith Thompson
23.11	Consent of Lachlan Walker
23.12	Consent of Anthony Clark
23.13	Consent of John Rozelle
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

*     Management Contract or Compensatory Plan

1.

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)for the years ended December 31, 2015 and 2014, (ii) Consolidated Balance Sheets at December 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: February 26, 2016	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: February 26, 2016	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: February 26, 2016	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: February 26, 2016	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Frederick H. Earnest Frederick H. Earnest	Director	February 26, 2016
* John M. Clark	Director	February 26, 2016
* C. Thomas Ogryzlo	Director	February 26, 2016
* Tracy Stevenson	Director	February 26, 2016
* W. Durand Eppler	Director	February 26, 2016
* Michael B. Richings	Director	February 26, 2016
* By: /s/ Frederick H. Earnest

Frederick H. Earnest, Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.