Form 10-Q
period 2016-03-31
VISTA GOLD CORP
filed 2016-04-29
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 82,904,132 common shares, without par value, outstanding as of April 27, 2016.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2016

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	March 31,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$2,547	$902
Short-term investments	9,409	11,990
Other investments, at fair value (Note 3)	2,341	1,798
Other current assets	539	512
Total current assets	14,836	15,202

Non-current assets:
Mineral properties (Note 4)	3,874	3,874
Plant and equipment, net (Note 5)	8,639	8,792
Total non-current assets	12,513	12,666
Total assets	$27,349	$27,868

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$150	$115
Accrued liabilities and other	689	688
Total current liabilities	839	803
Total liabilities	839	803

Commitments and contingencies – (Note 7)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2016 - 82,904,132 and 2015 - 82,883,562 (Note 6)	439,042	438,900
Accumulated other comprehensive income/(loss)	(18)	(35)
Accumulated deficit	(412,514)	(411,800)
Total shareholders' equity	26,510	27,065
Total liabilities and shareholders' equity	$27,349	$27,868

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Operating expense:
Exploration, property evaluation and holding costs	$(987)	$(975)
Corporate administration	(1,088)	(1,044)
Depreciation and amortization	(153)	(191)
Gain on disposal of mineral property, net (Note 4)	150	1,958
Total operating expense	(2,078)	(252)

Non-operating income/(expense):
Gain on sale of marketable securities	—	12
Gain/(loss) on other investments (Note 3)	543	(738)
Research and development grant, net (Note 10)	744	—
Interest income	12	1
Other income	65	30
Total non-operating income/(expense)	1,364	(695)

Net loss	$(714)	$(947)

Other comprehensive loss:
Unrealized fair value increase/(decrease) on available-for-sale securities	17	(24)
Comprehensive loss	$(697)	$(971)

Basic:
Weighted average number of shares outstanding	82,888,987	82,390,217
Net loss per share	$(0.01)	$(0.01)

Diluted:
Weighted average number of shares outstanding	82,888,987	82,390,217
Net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders'
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2014	82,390,217	$438,083	$(412,811)	$11	$25,283

Shares issued (RSUs vested)	493,345	—	—	—	—
Stock-based compensation	—	817	—	—	817
Other comprehensive income	—	—	—	(46)	(46)
Net income	—	—	1,011	—	1,011
Balances at December 31, 2015	82,883,562	$438,900	$(411,800)	$(35)	$27,065

Shares issued (RSUs vested)	20,570	—	—	—	—
Stock-based compensation	—	142	—	—	142
Other comprehensive income	—	—	—	17	17
Net loss	—	—	(714)	—	(714)
Balances at March 31, 2016	82,904,132	$439,042	$(412,514)	$(18)	$26,510

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss for the period	$(714)	$(947)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	153	191
Stock-based compensation	142	228
Gain on disposal of marketable securities	—	(12)
Gain on disposal of mineral property	(150)	(1,958)
(Gain)/loss on other investments	(543)	738
Change in working capital account items:
Other current assets	(10)	75
Accounts payable, accrued liabilities and other	36	324
Net cash used in operating activities	(1,086)	(1,361)
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	41
Proceeds from sale of other investments, net	—	2,772
Disposition of short-term investments, net of acquisitions	2,581	—
Proceeds from option/sale agreements, net	150	3,494
Net cash provided by investing activities	2,731	6,307
Cash flows from financing activities:
Net cash used in financing activities	—	—

Net decrease in cash and cash equivalents	1,645	4,946
Cash and cash equivalents, beginning of period	902	3,714
Cash and cash equivalents, end of period	$2,547	$8,660

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

Our principal asset is our flagship Mt Todd gold project (“Mt Todd”) in Northern Territory, Australia where we continue to work to identify opportunities to improve project economics with the goal of advancing the project toward development. We also hold 4.4% of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), non-core projects in Mexico and the United States, and royalty interests in Indonesia.

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2015 as filed on February 26, 2016 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted.

References to C$ refer to Canadian currency, A$ to Australian currency and $ to United States currency.

2. Recent accounting pronouncements

Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (Accounting Standard Update 2016-09)

In March 2016, the FASB issued guidance related to accounting for stock-based compensation which is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements.

3. Other Investments

Midas Gold Shares

During March 2015, we sold 8,000,000 Midas Gold Shares, at a price of C$0.46 ($0.36) per Midas Gold Share, for net proceeds of $2,772, reducing the total Midas Gold Shares we own to 7,802,615 or approximately 4.4% of the Midas Gold Shares outstanding, on a non-dilutive basis.

Upon initial recognition of its investment in the Midas Gold Shares, Vista elected to apply the fair value option, and as such, the investment is recorded at fair value in the Condensed Consolidated Balance Sheets. Subsequent changes in fair value are recorded in the Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) in the period in which they occur.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

The following table summarizes our investment in Midas Gold Shares as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Fair value at beginning of period	$1,798	$6,163
Sale of Midas Gold Shares, net of costs to sell	—	(2,772)
Gain/(loss) during the period	543	(1,593)
Fair value at end of period	$2,341	$1,798

Midas Gold Shares held at the end of the period	7,802,615	7,802,615

4. Mineral Properties

	At March 31, 2016	At December 31, 2015
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	1,728	1,728
	$3,874	$3,874

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During April 2014, Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into a definitive option agreement (the “Option Agreement”) to option a 70% interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Great Panther Silver Limited (formerly Cangold Limited) (“Great Panther”) for consideration of $5,000 in payments over a three-year period, with payments totaling $1,000 in the first year ($500 received in 2014 and $500 net of legal costs was received in March 2015), $1,500 due in February 2016 (postponed from January 2016) and $2,500 in January 2017. The Option Agreement provided that all cash payments are non-refundable and optional to Great Panther, and in the event Great Panther failed to pay any of the required amounts on the scheduled dates or failed to comply with its other obligations, the Option Agreement would terminate and Great Panther would have no interest in the Guadalupe de los Reyes gold/silver project.

On February 25, 2016 Vista received notification from Great Panther that it was terminating the Option Agreement and the $1,500 option payment due in February 2016 was not made.  Pursuant to the terms of the Option Agreement, Vista retains all amounts already paid by Great Panther and 100% of the Guadalupe de los Reyes gold/silver project.

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

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

Utah Claims

During the first quarter of 2016, we sold our unpatented mining claims located in Utah for $150 and a 2% net smelter return royalty (“NSR”) on any future production from said claims. This resulted in a realized gain of $150.

5. Plant and Equipment

	March 31, 2016			December 31, 2015
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,614	$3,480	$2,134	$5,617	$3,346	$2,271
Guadalupe de los Reyes, Mexico	15	10	5	17	9	8
Corporate, United States	403	403	—	403	390	13
Used mill equipment, Canada	6,500	—	6,500	6,500	—	6,500
	$12,532	$3,893	$8,639	$12,537	$3,745	$8,792

6. Common Shares

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or restricted stock units (“RSUs”) or restricted stock awards to our directors, officers, employees and consultants.  The combined maximum number of shares in the capital of Vista (“Common Shares”) that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.  Options and RSUs under the Plan and LTIP, respectively, are granted from time to time at the discretion of the Board of Directors of the Company (“Board”), with vesting periods and other terms as determined by the Board.  Stock-based compensation expense for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Stock options	$2	$2
Restricted stock units	140	226
	$142	$228

As of March 31, 2016, stock options and RSUs had unrecognized compensation expense of $21 and $438, respectively, which is expected to be recognized over a weighted average period of 2.75 and 0.98 years, respectively.

Stock Options

A summary of options under the Plan as of March 31, 2016 is set forth in the following table:

		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	options	per option	contractual term	value
Outstanding - December 31, 2015	2,257,500	$1.60	2.02	$—
Outstanding - March 31, 2016	2,257,500	$1.60	1.77	$108

Exercisable - March 31, 2016	2,011,250	$1.75	1.65	$81

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

A summary of our unvested stock options as of March 31, 2016 is set forth in the following table:

Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(Years)
Unvested - December 31, 2015	246,250	$0.22
Unvested - March 31, 2016	246,250	$0.22	2.75

Restricted Stock Units

The following table summarizes the RSUs under the LTIP as of March 31, 2016:

		Weighted average
	Number	grant-date fair
	of units	value per unit
Unvested - December 31, 2015	4,085,446	$0.44
Vested	(20,570)	1.68
Granted	483,000	0.52
Unvested - March 31, 2016	4,547,876	$0.44

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

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per option, per warrant and per ounce amounts unless otherwise noted)

	Fair value at March 31, 2016
	Total	Level 1	Level 3
Marketable securities	$78	$78	$—
Other investments (Midas Gold Shares)	2,341	2,341	—
Used mill equipment (non-recurring)	6,500	—	6,500

	Fair value at December 31, 2015
	Total	Level 1	Level 3
Marketable securities	$61	$61	$—
Other investments (Midas Gold Shares)	1,798	1,798	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2015 was based on a third party assessment of the projected sale value less costs to sell giving full consideration to current market conditions and an orderly sale process. The mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

At March 31, 2016, the assets classified within Level 3 of the fair value hierarchy represent 73% of the total assets measured at fair value. There have been no transfers between levels in 2016 nor have there been any changes in valuation techniques.

9. Geographic and Segment Information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are focused principally in Australia and North America. We reported no revenues during the three months ended March 31, 2016 and 2015.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

10. Research and Development Grant

In March 2016, the Company received an A$992 ($744) Research & Development (“R&D”) Tax Incentive refund, net of costs to prepare and file, paid under the Australian Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia.  This refund is related to costs we incurred during the 2014 fiscal year for qualifying R&D programs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2016, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

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

Our principal asset is our flagship Mt Todd gold project (“Mt Todd”) in Northern Territory, Australia where we continue to work to identify opportunities to improve project economics with the goal of moving the project closer to development. We also hold 4.4% of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), non-core projects in Mexico and the United States, and royalty interests in Indonesia.

Outlook

We do not currently generate cash flows from mining operations. The prices for gold equities, particularly those with early stage projects, have decreased significantly during the past few years, and capital raising on reasonable terms has become more difficult for mining companies which do not have producing assets, although we are encouraged by the recent apparent renewed interest in the gold sector.

Since 2013, we have financed our business without share dilution and we have significantly reduced our costs to mitigate the effects of these difficult markets. We believe we have sufficient cash to fund our currently planned programs into 2018, while retaining opportunities to access additional financing from non-dilutive sources.  Potential future sources of non-dilutive financing include the sale of our used mill equipment (which we have recently cleaned and repainted), other non-core assets including Guadalupe de los Reyes and, depending on market conditions, our remaining Midas Gold Shares.  Future research and development (“R&D”) grants from the Government of Australia, if any, are expected to be significantly smaller than those received during the year ended December 31, 2015 and the three months ended March 31, 2016.

As a result of cost cutting measures and a favorable Australian dollar exchange rate, the Company’s 2016 fixed costs (those cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) are expected to average $1,400 to $1,600 per quarter, with seasonal fluctuations. Subject to availability of funding, we will continue to consider selected discretionary programs, mainly consisting of technical studies and exploration programs, that could be expected to add value to Mt Todd and better position us to quickly advance the project to development when economic conditions warrant.  In addition, with our improved treasury and strong management team we are in a position to judiciously evaluate and pursue other near-term value creating opportunities.

Results from Operations

Summary

As a result of our strict cost management policies, together with the realization of R&D grants and non-dilutive financing, the Company continues to be well funded and able to execute selected strategic discretionary programs.

Consolidated net loss for the three months ended March 31, 2016 and 2015 was $714 and $947 or $0.01 and $0.01 per share, respectively.  The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $987 and $975 during the three months ended March 31, 2016 and 2015, respectively. These costs are predominantly associated with Mt Todd. 2016 fixed costs (those cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) and, on an Australian dollar basis are substantially unchanged from 2015.

During 2016, we retained a team of technical experts to review the key areas of Mt Todd, concentrating on metallurgical recovery, process engineering and plant design, pit slope rock mechanics, mine plans and scheduling, and the gas-fired power plant, and to make recommendations that may lead to improved project economics. The costs for this discretionary program were partially offset by the weaker Australian dollar in 2016. There were no material discretionary programs in 2015.

Corporate administration

Corporate administration costs of $1,088 and $1,044 during the three months ended March 31, 2016 and 2015, respectively, were substantially unchanged year over year.

Non-operating income and expenses

Gain/(loss) on Other Investments

Gain/(loss) on other investments was $543 and $(738) for the three months ended March 31, 2016 and 2015, respectively.  These amounts are the result of changes in fair value of our Midas Gold Shares.  The 2015 loss includes a realized loss of $348 on the sale of 8,000,000 Midas Gold Shares.

Research and development grant

During the three months ended March 31, 2016, the Company received $744, net of costs to prepare and file, from the Australian Government related to R&D activities at Mt Todd.  No similar transactions occurred in the same period in 2015.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $1,086 and $1,361 for the three months ended March 31, 2016 and 2015, respectively.  Cash provided in 2016 includes grants totaling $744 from the Government of Australia related to R&D expenditures we incurred in 2014.  Other factors that contributed to the year-over-year change are those discussed in “Results from Operations” above.

Investing activities

The Company continues to monetize non-core assets as a non-dilutive means of financing. Net cash of $2,731 for the three months ended March 31, 2016 was primarily provided from disposition of short-term investments.

Net cash of $6,307 for the three months ended March 31, 2015 was provided from proceeds received from the Los Cardones Sale of $2,994 net of legal costs, the Guadalupe de los Reyes Option Agreement of $500, and the sale of 8,000,000 Midas Gold Shares for net proceeds of $2,772.

Financing activities

There were no cash transactions from financing activities during the three months ended March 31, 2016 or 2015.

Liquidity and capital resources

Cash flows generated during the three months ended March 31, 2016 included the receipt of grants totaling $744, net of costs to prepare and file, from the Government of Australia related to the R&D Tax Incentive for qualifying R&D expenditures we incurred in 2014.  Our cash and short-term investments (comprised of U.S. and Australian Government Treasury Bills) as of March 31, 2016 decreased to $11,956, from $12,892 as at December 31, 2015; and our net working capital decreased slightly to $13,997 from $14,399 at December 31, 2015.

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

	Fair value at March 31, 2016
	Total	Level 1	Level 3
Marketable securities	$78	$78	$—
Other investments (Midas Gold Shares)	2,341	2,341	—
Used mill equipment (non-recurring)	6,500	—	6,500

	Fair value at December 31, 2015
	Total	Level 1	Level 3
Marketable securities	$61	$61	$—
Other investments (Midas Gold Shares)	1,798	1,798	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2015 was based on a third party assessment of the projected sale value less costs to sell giving full consideration to current market conditions and an orderly sale process. The mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

At March 31, 2016, the assets classified within Level 3 of the fair value hierarchy represent 73% of the total assets measured at fair value. There have been no transfers between levels in 2016 nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this quarterly report on Form 10-Q.

Contractual Obligations

During November 2015, we entered into a two-year lease agreement to store our used mill equipment.  Monthly rent for the term of the lease is C$18 ($13).

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

During 2016, we plan to continue our focus on Mt Todd and have retained a team of technical experts to review the key areas of the project, concentrating on metallurgical recovery, process engineering and plant design, pit slope rock mechanics, mine plans and scheduling, and the gas-fired power plant, and to make recommendations that may lead to improved project economics.  In addition, subject to availability of funding, we continue to consider other selected discretionary programs, mainly consisting of technical studies and exploration programs, that could be expected to add value to Mt Todd and better position us to quickly advance the project to development when economic conditions warrant.

In the fourth quarter of 2015, we submitted a request for authorization under the Australian Environmental Protection and Biodiversity Conservation Act of 1999, as it relates to the Gouldian Finch. The Australian Commonwealth Department of Environment (the “DoE”) has requested additional modelling and testing information from us as part of their review. To provide such information, we are working with our consultants to define the scope of the work and initiate the required studies as soon as possible.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During April 2014, Minera Gold Stake S.A. de C.V., Vista’s wholly-owned subsidiary, entered into a definitive option agreement (the “Option Agreement”) to option a 70% interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Great Panther Silver Limited (formerly Cangold Limited) (“Great Panther”) for consideration of  $5,000 in five payments over a three-year period, with payments totaling $1,000 in the first year ($500 received in 2014 and $496 net of legal costs was received in March 2015), $1,500 due in February 2016 (postponed from January 2016) and $2,500 due in January 2017. The Option Agreement provided that all cash payments are non-refundable and optional to Great Panther, and in the event Great Panther failed to pay any of the required amounts on the scheduled dates or failed to comply with its other obligations, the Option Agreement would terminate and Great Panther would have no interest in the Guadalupe de los Reyes gold/silver project.

On February 25, 2016, Vista received notification from Great Panther that it was terminating the Option Agreement and the $1,500 option payment due in February 2016 was not made.  Pursuant to the terms of the Option Agreement, Vista retains all amounts already paid by Great Panther and 100% of the Guadalupe de los Reyes gold/silver project.

We do not consider the Guadalupe de los Reyes gold/silver project a material project. We intend to seek partners to advance the project.

Certain U.S. Federal Income Tax Considerations

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2015, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations.”

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	the Company’s ability to sustain its fixed costs at $1,400 to $1,600 per quarter for the foreseeable future;
•	the ability to fund the Company’s currently planned programs into 2018;
•	the potential monetization of our non-core assets, including our mill equipment which is for sale;
•	our expectation that future R&D grants from the Government of Australia, if any, will be significantly smaller than those received in 2015 and 2016;

•	our belief that we have positioned the Company to judiciously pursue near-term value creating opportunities;
•	the nature and magnitude of future discretionary programs, if any, and the availability of funding for such programs;
•	our ability to quickly advance Mt Todd to development when economic conditions permit;
•	estimates of future operating and financial performance;
•	potential funding requirements and sources of capital, including near-term sources of additional cash;
•	our intention to continue cost management efforts;
•	our expectation that market conditions may not improve for the foreseeable future;
•

our expectation that raising capital for mining companies without producing assets will continue to be difficult for the foreseeable future, and the potential impact of this on our ability to raise capital in sufficient amounts on reasonable terms;

•	our potential ability to generate proceeds from operations or the disposition of our assets;
•	the timing, performance and results of feasibility studies;
•	plans and anticipated effects of holding 4.4% of the outstanding Midas Gold Shares);
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	plans for evaluation and advancement of Mt Todd;
•	our ability to raise sufficient capital (approximately $2,500) to complete a feasibility study of Mt Todd;
•	our ability to complete the Mt Todd feasibility study within six months of commencement;
•	the feasibility of Mt Todd;
•	our expectation of Mt Todd’s impact, including environmental and economic impacts;

•

plans and estimates concerning potential project exploration and development, including the use of high pressure grinding roll crushers and access to a water supply, as well as the ability to obtain required permits;

•	our belief that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate;
•	our belief that we maintain reasonable amounts of insurance;
•	estimates of mineral reserves and mineral resources;
•	our intention to seek partners to advance the Guadalupe de los Reyes project;
•	potential changes in regulations or taxation initiatives; and
•	our expectation that we will continue to be a PFIC.

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by the Company’s Board of Directors; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; our experience working with our regulators; current market conditions and project development plans. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “will,” “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

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

•	changes in environmental regulations to which our exploration and development operations are subject;
•	changes in climate change regulations could result in increased operating costs;
•	intense competition in the mining industry;
•	potential challenges to the title to our mineral properties;
•	political and economic instability in Mexico;
•	tax initiatives on domestic and international levels;
•	fluctuation in foreign currency values;
•	our R&D grants may be subject to review; and
•	our likely status as a PFIC for U.S. federal tax purposes.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015, under “Part I-Item 1A. Risk Factors”. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. The market value for gold cannot be predicted with any accuracy for future time periods.

Because we have exploration operations in Australia, we are subject to foreign currency fluctuations. We are not currently engaged in currency hedging to offset any risk of currency fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2016, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS.

Other than the risk factor discussed below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 26, 2016.

Our R&D grants may be subject to review

The R&D tax incentive program is a self-assessment process, and as such, the Australian Government has the right to review the qualifying programs and expenditures for a period of four years.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2016, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

* - Filed herewith

(1)

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)for the three months ended March 31, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: April 29, 2016	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: April 29, 2016	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer