Form 10-Q
period 2016-06-30
VISTA GOLD CORP
filed 2016-08-01
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 82,904,132 common shares, without par value, outstanding as of July 28, 2016.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2016

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	(Unaudited)
	June 30,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$1,354	$902
Short-term investments (Note 3)	8,955	11,990
Other investments, at fair value (Note 3)	5,618	1,798
Other current assets	561	512
Total current assets	16,488	15,202

Non-current assets:
Mineral properties (Note 4)	3,874	3,874
Plant and equipment, net (Note 5)	8,529	8,792
Total non-current assets	12,403	12,666
Total assets	$28,891	$27,868

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$84	$115
Accrued liabilities and other	447	688
Total current liabilities	531	803
Total liabilities	531	803

Commitments and contingencies – (Note 7)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2016 - 82,904,132 and 2015 - 82,883,562 (Note 6)	439,208	438,900
Accumulated other comprehensive income/(loss)	29	(35)
Accumulated deficit	(410,877)	(411,800)
Total shareholders' equity	28,360	27,065
Total liabilities and shareholders' equity	$28,891	$27,868

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expense:
Exploration, property evaluation and holding costs	$(824)	$(984)	$(1,811)	$(1,959)
Corporate administration	(650)	(798)	(1,738)	(1,842)
Depreciation and amortization	(134)	(177)	(287)	(368)
Gain on disposal of mineral property, net (Note 4)	—	—	150	1,958
Total operating expense	(1,608)	(1,959)	(3,686)	(2,211)

Non-operating income/(expense):
Gain on sale of marketable securities	—	—	—	12
Gain/(loss) on other investments (Note 3)	3,277	(312)	3,820	(1,050)
Research and development grant, net (Note 10)	—	5,863	744	5,863
Interest income	13	2	25	3
Other income/(expense)	(45)	(5)	20	25
Total non-operating income	3,245	5,548	4,609	4,853

Net income	$1,637	$3,589	$923	$2,642

Other comprehensive income:
Unrealized fair value increase/(decrease) on available-for-sale securities	47	(3)	64	(27)
Comprehensive income	$1,684	$3,586	$987	$2,615

Basic:
Weighted average number of shares outstanding	82,904,132	82,390,217	82,896,560	82,390,217
Net income per share	$0.02	$0.04	$0.01	$0.03

Diluted:
Weighted average number of shares outstanding	83,990,701	82,390,217	83,699,423	82,390,217
Net income per share	$0.02	$0.04	$0.01	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders'
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2014	82,390,217	$438,083	$(412,811)	$11	$25,283

Shares issued (RSUs vested)	493,345	—	—	—	—
Stock-based compensation	—	817	—	—	817
Other comprehensive loss	—	—	—	(46)	(46)
Net income	—	—	1,011	—	1,011
Balances at December 31, 2015	82,883,562	$438,900	$(411,800)	$(35)	$27,065

Shares issued (RSUs vested)	20,570	—	—	—	—
Stock-based compensation	—	308	—	—	308
Other comprehensive income	—	—	—	64	64
Net income	—	—	923	—	923
Balances at June 30, 2016	82,904,132	$439,208	$(410,877)	$29	$28,360

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income for the period	$923	$2,642
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	287	368
Stock-based compensation	308	467
Gain on disposal of marketable securities	—	(12)
Gain on disposal of mineral property	(150)	(1,958)
(Gain)/loss on other investments	(3,820)	1,050
Change in working capital account items:
Other current assets	15	152
Accounts payable, accrued liabilities and other	(272)	(115)
Net cash provided by/(used in) operating activities	(2,709)	2,594
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	41
Proceeds from sale of other investments, net	—	2,772
Disposition of short-term investments, net of acquisitions	3,035	(8,793)
Additions to plant and equipment	(24)	(10)
Proceeds from option/sale agreements, net	150	3,490
Net cash provided by/(used in) investing activities	3,161	(2,500)
Cash flows from financing activities:
Net cash used in financing activities	—	—

Net increase in cash and cash equivalents	452	94
Cash and cash equivalents, beginning of period	902	3,714
Cash and cash equivalents, end of period	$1,354	$3,808

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share and per option amounts unless otherwise noted)

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

Our principal asset is our flagship Mt Todd gold project (“Mt Todd”) in Northern Territory, Australia where we continue to work to identify opportunities to improve project economics with the goal of advancing the project toward to development. We also hold 4.4% of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), non-core projects in Mexico and the United States, and royalty interests in Indonesia.

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

2. Recent Accounting Pronouncements

Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (Accounting Standard Update 2016-09)

In March 2016, the Financial Accounting Standards Board issued guidance related to accounting for stock-based compensation which is intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements.

3. Short-term and Other Investments

Short-term investments

As of June 30, 2016 and December 31, 2015, the amortized cost basis of our short-term investments was $8,955 and $11,990, respectively. The amortized cost basis approximates fair value at June 30, 2016 and December 31, 2015. Short-term investments are comprised of U.S. and/or Australian government treasury bills and/or notes which have maturity dates greater than 90 days but less than one year.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share and per option amounts unless otherwise noted)

Other investments - Midas Gold Shares

During March 2015, we sold 8,000,000 Midas Gold Shares, at a price of C$0.46 ($0.36) per Midas Gold Share, for net proceeds of $2,772. We currently own 7,802,615 Midas Gold Shares or approximately 4.4% of the Midas Gold Shares outstanding, on a non-dilutive basis.

Upon initial recognition of our investment in the Midas Gold Shares, we elected to apply the fair value option, and as such, the investment is recorded at fair value in the Condensed Consolidated Balance Sheets. Subsequent changes in fair value are recorded in the Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) in the period in which they occur.

The following table summarizes our investment in Midas Gold Shares as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Fair value at beginning of period	$1,798	$6,163
Sale of Midas Gold Shares, net of costs to sell	—	(2,772)
Gain/(loss) during the period	3,820	(1,593)
Fair value at end of period	$5,618	$1,798

Midas Gold Shares held at the end of the period	7,802,615	7,802,615

4. Mineral Properties

	At June 30, 2016	At December 31, 2015
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	1,728	1,728
	$3,874	$3,874

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During April 2014, Minera Gold Stake S.A. de C.V., Vista’s wholly-owned subsidiary, entered into a definitive option agreement (the “Option Agreement”) to option a 70% interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Great Panther Silver Limited (formerly Cangold Limited) (“Great Panther”) for consideration of $5,000 in payments over a three-year period. On February 25, 2016 Vista received notification from Great Panther that it was terminating the Option Agreement.  Pursuant to the terms of the Option Agreement, Vista retains the $996 already paid by Great Panther ($500 received in 2014 and $496 net of legal costs was received in March 2015) and 100% of the Guadalupe de los Reyes gold/silver project.

Los Cardones

In October 2013, we sold our 100% debt and equity participation in the Los Cardones gold project located in Baja California Sur, Mexico (“Los Cardones Sale”) to Invecture Group, S.A. de C.V. (“Invecture”) and RPG Structured Finance S.a.r.l. (together the “Purchasers”) for a total of $13,000 ($7,000 of which was paid in October 2013 and $6,000 of which was originally payable in January 2014 (the “Subsequent Payment”) subject to the Purchasers’ option to elect to not make the Subsequent Payment.  In 2014, the due date for the Subsequent Payment was extended to January 30, 2015 for additional consideration of $500.  In October 2014, Invecture announced that the Los Cardones gold project had been suspended because the conditions for its development were not favorable at that time, which introduced substantial doubt that the Subsequent Payment would be made.  After making this announcement, there were no apparent significant favorable changes to incentivize Invecture to lift the suspension. In January 2015, we agreed to amend the payment terms (the “Amendment”) of the Los Cardones Sale. Under the Amendment, the Company received a payment of $2,994 net of

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share and per option amounts unless otherwise noted)

legal costs from the Purchasers as the final payment for 100% of the Company’s interest in the project.  This resulted in a realized gain of $1,958.

Utah Claims

During the first quarter of 2016, we sold our unpatented mining claims located in Utah for $150 and a 2% net smelter return royalty (“NSR”) on any future production from said claims. This resulted in a realized gain of $150.

5. Plant and Equipment

	June 30, 2016			December 31, 2015
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,643	$3,618	$2,025	$5,617	$3,346	$2,271
Guadalupe de los Reyes, Mexico	15	11	4	17	9	8
Corporate, United States	403	403	—	403	390	13
Used mill equipment, Canada	6,500	—	6,500	6,500	—	6,500
	$12,561	$4,032	$8,529	$12,537	$3,745	$8,792

6. Common Shares

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or restricted stock units (“RSUs”) or restricted stock awards to our directors, officers, employees and consultants.  The combined maximum number of shares in the capital of Vista (“Common Shares”) that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.  Options and RSUs under the Plan and LTIP, respectively, are granted from time to time at the discretion of the Board of Directors of the Company (“Board”), with vesting periods and other terms as determined by the Board.  Stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$3	$2	$5	$4
Restricted stock units	163	237	303	463
	$166	$239	$308	$467

As of June 30, 2016, stock options and RSUs had unrecognized compensation expense of $20 and $275, respectively, which is expected to be recognized over a weighted average period of 2.50 and 0.91 years, respectively.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share and per option amounts unless otherwise noted)

Stock Options

A summary of options under the Plan as of June 30, 2016 is set forth in the following table:

		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	options	per option	contractual term	value
Outstanding - December 31, 2015	2,257,500	$1.60	2.02	$—
Expired	(667,500)	2.87
Outstanding - June 30, 2016	1,590,000	$1.07	2.18	$1,770

Exercisable - June 30, 2016	1,343,750	$1.20	2.13	$1,388

A summary of our unvested stock options as of June 30, 2016 is set forth in the following table:

Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(Years)
Unvested - December 31, 2015	246,250	$0.22
Unvested - June 30, 2016	246,250	$0.22	2.50

Restricted Stock Units

The following table summarizes the RSUs under the LTIP as of June 30, 2016:

		Weighted average
	Number	grant-date fair
	of units	value per unit
Unvested - December 31, 2015	4,085,446	$0.44
Vested	(20,570)	1.68
Granted	483,000	0.52
Unvested - June 30, 2016	4,547,876	$0.44

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

Under our agreement with the Jawoyn Association Aboriginal Corporation (the  “JAAC”), we must offer the JAAC the opportunity to establish a joint venture with Vista holding a 90% participating interest and the JAAC holding a 10% participating interest in the Mt Todd mining licenses. In addition, the JAAC will be entitled to an annual cash payment,

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share and per option amounts unless otherwise noted)

or payment in kind, equal to 1% of the value of the annual gold production from the current mining licenses, and a 1% NSR royalty on other metals, subject to a minimum payment of A$50 per year.

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

	Fair value at June 30, 2016
	Total	Level 1	Level 3
Marketable securities	$125	$125	$—
Other investments (Midas Gold Shares)	5,618	5,618	—

		Fair value at December 31, 2015
	Total	Level 1	Level 3
Marketable securities	$61	$61	$—
Other investments (Midas Gold Shares)	1,798	1,798	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2015 was based on a third party assessment of the projected sale value less costs to sell giving full consideration to current market conditions and an orderly sale process. As of June 30, 2016, there is no indication that the carrying value of the used mill equipment may not be recoverable, consequently no fair value assessment is required for the period ended June 30, 2016.  The mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2016 nor have there been any changes in valuation techniques.

9. Geographic and Segment Information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are focused principally in Australia and North America. We reported no revenues during the three and six months ended June 30, 2016 and 2015.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

10. Research and Development Grant

During the six months ended June 30, 2016 and 2015, the Company received a $744 and $5,863, respectively, Research & Development (“R&D”) Tax Incentive refund, net of costs to prepare and file, paid under the Australian Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia.  This refund is related to costs we incurred during the 2014 and 2012 fiscal years, respectively, for qualifying R&D programs. The R&D tax incentive program is a self-assessment process, and as such, the Australian Government has the right to audit the qualifying programs and expenditures for a period of four years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

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

Outlook

We do not currently generate cash flows from mining operations. Since 2013, we have financed our business without significant share dilution and we have substantially reduced our costs to ensure that the Company remained liquid during the downturn in the gold market.

The positive shift in the gold market that we observed during the first quarter of 2016 intensified through the second quarter as several macro-economic factors favorable to gold have emerged.  We are cautiously optimistic that the bear market in the sector that began in 2013 may be ending.  However, we currently have no intention of changing our forecasted spending.  The Company’s 2016 fixed costs (those cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) are expected to continue to average $1,400 to $1,600 per quarter. Subject to availability of funding, we will continue to consider selected discretionary programs, mainly consisting of technical studies and exploration programs, that could add value to Mt Todd. We continue to believe that we have sufficient cash to fund our currently planned programs into 2018.

Results from Operations

Summary

As a result of our strict cost management policies, together with the realization of R&D grants and non-dilutive financing, the Company continues to be well funded and able to execute selected strategic discretionary programs.

Consolidated net income for the three months ended June 30, 2016 and 2015 was $1,637 and $3,589 or $0.02 and $0.04 per share, respectively.  Consolidated net income for the six months ended June 30, 2016 and 2015 was $923 and $2,642 or $0.01 and $0.03 per share, respectively.  The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $824 and $984 during the three months ended June 30, 2016 and 2015, respectively, and $1,811 and $1,959 during the six months ended June 30, 2016 and 2015, respectively. These costs are predominantly associated with Mt Todd. Fixed costs in 2016 (those cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) and, on an Australian dollar basis are substantially unchanged from 2015. Minor 2016 cost reductions were driven by the weaker Australian dollar, together with slightly lower non-cash stock-based compensation.

Corporate administration

Corporate administration costs were $650 and $798 during the three months ended June 30, 2016 and 2015, respectively, and $1,738 and $1,842 during the six months ended June 30, 2016 and 2015, respectively.  Corporate fixed cash costs were substantially unchanged year over year. Cost reductions in 2016 were primarily driven by a decrease in non-cash stock-based compensation.

Non-operating income and expenses

Gain/(loss) on other investments

Gain/(loss) on other investments was $3,277 and $(312) for the three months ended June 30, 2016 and 2015, respectively, and $3,820 and $(1,050) for the six months ended June 30, 2016 and 2015, respectively.  These amounts are the result of changes in fair value of our Midas Gold Shares.  The 2015 loss includes a realized loss of $348 on the sale of 8,000,000 Midas Gold Shares.

Research and development grant

During the six months ended June 30, 2016 and 2015, the Company received $744 and $5,863, respectively, net of costs to prepare and file, from the Australian Government related to R&D activities at Mt Todd.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash provided by/(used) in operating activities was $(2,709) and $2,594 for the six months ended June 30, 2016 and 2015, respectively.  Cash used in 2016 is net of grants totaling $744 from the Government of Australia related to R&D expenditures we incurred in 2014.  Cash provided in 2015 includes grants totaling $5,863 from the Government of Australia related to R&D expenditures we incurred in 2012. Other factors that contributed to the year-over-year change are those discussed in “Results from Operations” above.

Investing activities

Net cash of $3,161 for the six months ended June 30, 2016 was primarily provided from the net disposition of short-term investments.

Net cash of $6,293, after the purchase of short-term investments of $8,793, for the six months ended June 30, 2015 was provided from proceeds received from the sale of the Los Cardones gold project of $2,994 net of legal costs, the Option Agreement (as defined under the heading Guadalupe de Los Peyes Gold/Silver Project, Sinaloa, Mexico of $496, and the sale of 8,000,000 Midas Gold Shares for net proceeds of $2,772.

Financing activities

There were no cash transactions from financing activities during the six months ended June 30, 2016 or 2015.

Liquidity and capital resources

Cash flows generated during the six months ended June 30, 2016 included the receipt of grants totaling $744, net of costs to prepare and file, from the Government of Australia related to the R&D Tax Incentive for qualifying R&D expenditures we incurred in 2014.  Our cash and short-term investments (comprised of U.S. and Australian Government Treasury Bills) as of June 30, 2016 decreased to $10,309 from $12,892 as at December 31, 2015; and our net working capital increased to $15,957 from $14,399 as at December 31, 2015. The working capital increase results from an improved mark-to-market value of our Midas Gold Shares, net of the reduction in cash and short-term investments.

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

	Fair value at June 30, 2016
	Total	Level 1	Level 3
Marketable securities	$125	$125	$—
Other investments (Midas Gold Shares)	5,618	5,618	—

	Fair value at December 31, 2015
	Total	Level 1	Level 3
Marketable securities	$61	$61	$—
Other investments (Midas Gold Shares)	1,798	1,798	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2015 was based on a third party assessment of the projected sale value less costs to sell giving full consideration to current market conditions and an orderly sale process. As of June 30, 2016, there is no indication that the carrying value of the used mill equipment may not be recoverable, consequently no fair value assessment is required for the period ended June 30, 2016.  The mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2016 nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

During November 2015, we entered into a two-year lease agreement to store our used mill equipment.  Monthly rent for the term of the lease is C$18 ($13).

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

During 2016, we plan to continue our focus on Mt Todd.  A team of technical experts has completed a review of the key areas of the project, concentrating on metallurgical recovery, process engineering and plant design, pit slope rock mechanics, mine plans and scheduling, and the gas-fired power plant, and we are following up on certain recommendations that may lead to improved project economics.

In addition, subject to availability of funding, we continue to consider other selected discretionary programs, mainly consisting of technical studies and exploration programs, that are expected to add value to Mt Todd and better position us to quickly advance the project to development when economic conditions warrant.

In the fourth quarter of 2015, we submitted a request for authorization under the Australian Environmental Protection and Biodiversity Conservation Act of 1999, as it relates to the Gouldian Finch. The Australian Commonwealth Department of Environment has requested additional modelling and testing information from us as part of their review. We are working with our consultants to develop the additional modelling and testing information as quickly as possible.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During April 2014, Minera Gold Stake S.A. de C.V., Vista’s wholly-owned subsidiary, entered into a definitive option agreement (the “Option Agreement”) to option a 70% interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Great Panther Silver Limited (formerly Cangold Limited) (“Great Panther”) for consideration of $5,000 in payments over a three-year period. On February 25, 2016 Vista received notification from Great Panther that it was terminating the Option Agreement.  Pursuant to the terms of the Option Agreement, Vista retains the $996 already paid by Great Panther ($500 received in 2014 and $496 net of legal costs was received in March 2015) and 100% of the Guadalupe de los Reyes gold/silver project.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	the Company’s ability to sustain its fixed costs at $1,400 to $1,600 per quarter for the foreseeable future;
•	the ability to fund the Company’s currently planned programs into 2018;

•	the potential monetization of our non-core assets, including our mill equipment which is for sale;
•	our plan to not introduce immediate changes to the business plan or forecasted spending;
•	our expectation that future R&D grants from the Government of Australia, if any, will be significantly less than those received in 2015 and 2016;

•	our belief that we have positioned the Company to judiciously pursue near-term value creating opportunities;
•	the nature and magnitude of future discretionary programs, if any, and the availability of funding for such programs;
•	our ability to quickly advance Mt Todd to development when economic conditions permit;
•	our cautious optimism that the bear market in the sector may be ending;
•	estimates of future operating and financial performance;
•	potential funding requirements and sources of capital, including near-term sources of additional cash;
•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
•	our intention to continue cost management efforts;
•	our potential ability to generate proceeds from operations or the disposition of our assets;
•	the timing, performance and results of feasibility studies;
•	plans and anticipated effects of holding 4.4% of the outstanding Midas Gold Shares;
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	plans to focus our efforts on Mt Todd;
•	plans for evaluation and advancement of Mt Todd;
•	our expectation that technical and exploration programs at Mt Todd will increase the value of Mt Todd;
•	our ability to complete the Mt Todd feasibility study within six months of commencement;
•	the feasibility of Mt Todd;
•	our expectation of Mt Todd’s impact, including environmental and economic impacts;
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

•	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
•	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations, agreements and permits for Mt Todd, including its development plans and operating activities;
•	the timing and results of a feasibility study on Mt Todd;
•	delays in commencement of construction at Mt Todd;
•	our ability to secure the permits for Mt Todd;
•	increased costs that affect our operations or our financial condition;
•	our reliance on third parties to fulfill their obligations under agreements with us;
•	whether projects not managed by us will comply with our standards or meet our objectives;
•	a shortage of skilled labor, equipment and supplies;
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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the six months ended June 30, 2016, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our R&D grants are subject to governmental review and there is no guarantee that the Australian government will  continue to approve such R & D grants.

The R&D tax incentive program is a self-assessment process, and as such, the Australian Government has the right to review the qualifying programs and expenditures for a period of four years and there is no assurance that we will continue to receive R &D grants from such tax incentive program.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety and environmental stewardship to be a core value for the Company.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the six months ended June 30, 2016, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

* - Filed herewith

(1)

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the three and six months ended June 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: August 1, 2016	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: August 1, 2016	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer