Form 10-Q
period 2016-09-30
VISTA GOLD CORP
filed 2016-10-26
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes □ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 97,786,608 common shares, without par value, outstanding as of October 24, 2016.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2016

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	(Unaudited)
	September 30,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$1,305	$902
Short-term investments (Note 3)	23,476	11,990
Other investments, at fair value (Note 3)	5,384	1,798
Other current assets	514	512
Total current assets	30,679	15,202

Non-current assets:
Mineral properties (Note 4)	3,874	3,874
Plant and equipment, net (Note 5)	8,400	8,792
Total non-current assets	12,274	12,666
Total assets	$42,953	$27,868

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$121	$115
Accrued liabilities and other	482	688
Total current liabilities	603	803
Total liabilities	603	803

Commitments and contingencies – (Note 7)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2016 - 97,786,608 and 2015 - 82,883,562 (Note 6)	455,274	438,900
Accumulated other comprehensive income/(loss)	36	(35)
Accumulated deficit	(412,960)	(411,800)
Total shareholders' equity	42,350	27,065
Total liabilities and shareholders' equity	$42,953	$27,868

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expense:
Exploration, property evaluation and holding costs	$(1,168)	$(1,306)	$(2,979)	$(3,265)
Corporate administration	(581)	(832)	(2,319)	(2,674)
Depreciation and amortization	(144)	(163)	(431)	(531)
Gain on disposal of mineral property, net (Note 4)	—	—	150	1,958
Write-down of value-added tax receivable	—	(572)	—	(572)
Total operating expense	(1,893)	(2,873)	(5,579)	(5,084)

Non-operating income/(expense):
Gain on sale of marketable securities	—	—	—	12
Gain/(loss) on other investments (Note 3)	(234)	(624)	3,586	(1,674)
Research and development grant, net (Note 10)	—	4,357	744	10,220
Interest income	20	11	45	14
Other income/(expense)	24	(335)	44	(310)
Total non-operating income/(expense)	(190)	3,409	4,419	8,262

Net income/(loss)	$(2,083)	$536	$(1,160)	$3,178

Other comprehensive income/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	7	(21)	71	(48)
Comprehensive income/(loss)	$(2,076)	$515	$(1,089)	$3,130

Basic:
Weighted average number of shares outstanding	92,543,232	82,618,766	86,135,588	82,466,677
Net income/(loss) per share	$(0.02)	$0.01	$(0.01)	$0.04

Diluted:
Weighted average number of shares outstanding	92,543,232	82,790,051	86,135,588	82,566,906
Net income/(loss) per share	$(0.02)	$0.01	$(0.01)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders'
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2014	82,390,217	$438,083	$(412,811)	$11	$25,283

Shares issued (RSUs vested)	493,345	—	—	—	—
Stock-based compensation	—	817	—	—	817
Other comprehensive loss	—	—	—	(46)	(46)
Net income	—	—	1,011	—	1,011
Balances at December 31, 2015	82,883,562	$438,900	$(411,800)	$(35)	$27,065

Shares issued (net of offering costs of $1,425)	12,362,500	15,883	—	—	15,883
Shares issued (RSUs vested/option exercises)	2,540,546	15	—	—	15
Stock-based compensation	—	476	—	—	476
Other comprehensive income	—	—	—	71	71
Net loss	—	—	(1,160)	—	(1,160)
Balances at September 30, 2016	97,786,608	$455,274	$(412,960)	$36	$42,350

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income/(loss) for the period	$(1,160)	$3,178
Adjustments to reconcile net income/(loss) for the period to net cash provided by/(used in) operations:
Depreciation and amortization	431	531
Stock-based compensation	476	687
Gain on disposal of marketable securities	—	(12)
Gain on disposal of mineral property	(150)	(1,958)
Write-down of value-added tax receivable	—	572
(Gain)/loss on other investments	(3,586)	1,326
Change in working capital account items:
Other current assets	65	573
Accounts payable, accrued liabilities and other	(200)	(156)
Net cash provided by/(used in) operating activities	(4,124)	4,741
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	41
Proceeds from sale of other investments, net	—	2,772
Acquisition of short-term investments, net of dispositions	(11,486)	(11,880)
Additions to plant and equipment	(35)	(10)
Proceeds from option/sale agreements, net	150	3,490
Net cash used in investing activities	(11,371)	(5,587)
Cash flows from financing activities:
Proceeds from equity financings, net	15,883	—
Proceeds from exercise of stock options	15	—
Net cash provided by financing activities	15,898	—

Net increase/(decrease) in cash and cash equivalents	403	(846)
Cash and cash equivalents, beginning of period	902	3,714
Cash and cash equivalents, end of period	$1,305	$2,868

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

Our principal asset is our flagship Mt Todd gold project (“Mt Todd”) in Northern Territory, Australia where we are concluding test work to optimize the process flowsheet, seeking approval of our final environmental authorization and commencing an update of our preliminary feasibility study. We also hold 4.4% of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), non-core projects in Mexico and the United States, and royalty interests in Indonesia.

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

2. Recent Accounting Pronouncements

Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (Accounting Standard Update 2016-09)

In March 2016, the Financial Accounting Standards Board issued guidance related to accounting for stock-based compensation which is intended to improve the accounting for employee share-based payments and which affects all organizations that issue share-based payment awards to their employees.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our financial statements.

3. Short-term and Other Investments

Short-term investments

As of September 30, 2016 and December 31, 2015, the amortized cost basis of our short-term investments was $23,476 and $11,990, respectively. The amortized cost basis approximates fair value at September 30, 2016 and December 31, 2015. Short-term investments at September 30, 2016 are comprised of U.S. government treasury bills and/or notes, while short-term investments at December 31, 2015 were comprised of U.S. government and Australian treasury bills and/or notes, all of which have maturity dates greater than 90 days but less than one year.

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

The following table summarizes our investment in Midas Gold Shares as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Fair value at beginning of period	$1,798	$6,163
Sale of Midas Gold Shares, net of costs to sell	—	(2,772)
Gain/(loss) during the period	3,586	(1,593)
Fair value at end of period	$5,384	$1,798

Midas Gold Shares held at the end of the period	7,802,615	7,802,615

4. Mineral Properties

	At September 30, 2016	At December 31, 2015
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	1,728	1,728
	$3,874	$3,874

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During April 2014, Minera Gold Stake S.A. de C.V., Vista’s wholly-owned subsidiary, entered into a definitive option agreement (the “Option Agreement”) to option a 70% interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Great Panther Silver Limited (formerly Cangold Limited) (“Great Panther”) for consideration of $5,000 in payments over a three-year period. On February 25, 2016, Vista received notification from Great Panther that it was terminating the Option Agreement.  Pursuant to the terms of the Option Agreement, Vista retained the $996 already paid by Great Panther ($500 received in 2014 and $496 net of legal costs received in March 2015) and 100% of the Guadalupe de los Reyes gold/silver project.

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

5. Plant and Equipment

	September 30, 2016			December 31, 2015
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,652	$3,756	$1,896	$5,617	$3,346	$2,271
Guadalupe de los Reyes, Mexico	15	11	4	17	9	8
Corporate, United States	403	403	—	403	390	13
Used mill equipment, Canada	6,500	—	6,500	6,500	—	6,500
	$12,570	$4,170	$8,400	$12,537	$3,745	$8,792

6. Common Shares

Public Offering, August 2016

During August 2016, we closed a public offering of 12,362,500 units (the “Units”), which included 1,612,500 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, for net proceeds of $15,883 (the “2016 Offering”).  Each Unit consisted of one common share in the capital of the Company (“Common Share”) and one-half of one Common Share purchase warrant (each full warrant, a “2016 Warrant”). A total of 6,514,625 2016 Warrants were issued, including 333,375 broker warrants issued to the underwriters. Each 2016 Warrant entitles the holder thereof to purchase one Common Share at a price of $1.92 per Common Share (subject to adjustment in certain circumstances) and is exercisable for a period of 36 months from the closing of the 2016 Offering. The 2016 Warrants, which are classified as equity, had a fair value of $3,320 at the time of the 2016 Offering. The fair value of warrants issued during the nine months ended September 30, 2016 was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions: 1) expected volatility of 89%, 2) risk-free rate of 0.86%, 3) expected life of 3 years, and 4) stock price on the issue date of $1.13 per Common Share.

Warrants

Warrant activity is summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2015	—	$—	—	$—
Issued	6,514,625	1.92	2.9	—
As of September 30, 2016	6,514,625	$1.92	2.9	$—

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or restricted stock units (“RSUs”) or restricted stock awards to our directors, officers, employees and consultants.  The combined maximum number of Common Shares that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis.  Options and RSUs under the Plan and LTIP, respectively, are granted from time to time at the discretion of the Board of Directors of the Company (“Board”), with vesting periods and other terms as determined by the Board.  Stock-based

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share and per option amounts unless otherwise noted)

compensation expense for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock options	$7	$2	$12	$6
Restricted stock units	161	218	464	681
	$168	$220	$476	$687

As of September 30, 2016, stock options and RSUs had unrecognized compensation expense of $49 and $740, respectively, which is expected to be recognized over a weighted average period of 1.39 and 1.55 years, respectively.

Stock Options

A summary of options under the Plan as of September 30, 2016 is set forth in the following table:

		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	options	per option	contractual term	value
Outstanding - December 31, 2015	2,257,500	$1.60	2.02	$—
Granted	50,000	1.11
Exercised	(65,500)	0.39
Expired	(667,500)	2.87
Outstanding - September 30, 2016	1,574,500	$1.10	2.01	$740

Exercisable - September 30, 2016	1,278,250	$1.24	1.85	$568

A summary of our unvested stock options as of September 30, 2016 is set forth in the following table:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(Years)
Unvested - December 31, 2015	246,250	$0.22
Granted	50,000	0.69
Unvested - September 30, 2016	296,250	$0.30	1.39

The fair value of stock options granted during the nine months ended September 30, 2016 was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

Expected volatility	77.68%
Risk-free interest rate	1.12%
Expected life (years)	5
Dividend yield	N/A
Forfeiture assumption	0%

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share and per option amounts unless otherwise noted)

Restricted Stock Units

The following table summarizes the RSUs outstanding under the LTIP as of September 30, 2016:

		Weighted average
	Number	grant-date fair
	of units	value per unit
Unvested - December 31, 2015	4,085,446	$0.44
Vested	(2,475,046)	0.50
Granted	1,057,987	0.84
Unvested - September 30, 2016	2,668,387	$0.55

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date.  Other RSU awards vest subject to certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance.  The minimum vesting period for RSUs is one year.

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

Under our agreement with the Jawoyn Association Aboriginal Corporation (the  “JAAC”), we must offer the JAAC the opportunity to establish a joint venture with Vista holding a 90% participating interest and the JAAC holding a 10% participating interest in the Mt Todd mining licenses. In addition, the JAAC will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current mining licenses, and a 1% NSR on other metals, subject to a minimum payment of A$50 per year.

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

	Fair value at September 30, 2016
	Total	Level 1	Level 3
Marketable securities	$131	$131	$—
Other investments (Midas Gold Shares)	5,384	5,384	—

	Fair value at December 31, 2015
	Total	Level 1	Level 3
Marketable securities	$61	$61	$—
Other investments (Midas Gold Shares)	1,798	1,798	—
Used mill equipment (non-recurring)	6,500	—	6,500

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

The mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2015 was based on a third party assessment of the projected sale value less costs to sell giving full consideration to current market conditions and an orderly sale process. As of September 30, 2016, the used mill equipment is not classified as held for sale for accounting purposes and there is no indication that the carrying value of the used mill equipment may not be recoverable, consequently no fair value assessment is required for the period ended September 30, 2016.  The mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2016, nor have there been any changes in valuation techniques.

9. Geographic and Segment Information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are focused principally in Australia and North America. We reported no revenues during the three and nine months ended September 30, 2016 and 2015.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

10. Research and Development Grant

The Company received Research & Development (“R&D”) Tax Incentive refunds, net of costs to prepare and file, paid under the Australian Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia.  These refunds are related to costs we incurred during the 2014, 2013 and 2012 fiscal years for qualifying R&D programs. The R&D tax incentive program is a self-assessment process, and as such, the Australian Government has the right to audit the qualifying programs and expenditures for a period of four years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

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

Our principal asset is our flagship Mt Todd gold project (“Mt Todd”) in Northern Territory, Australia where we are concluding test work to optimize the process flowsheet, seeking approval of our final environmental authorization and commencing an update of our preliminary feasibility study. We also hold 4.4% of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), non-core projects in Mexico and the United States, and royalty interests in Indonesia.

Outlook

With the completion of our equity financing in August 2016, we believe we are well funded.  We believe we have sufficient funding to: (a) continue to selectively optimize; and (b) add value to Mt Todd and to complete all of the critical milestones, including permitting, necessary to advance the Mt Todd project to the point of a development decision. A development decision at Mt Todd will depend on several factors, principally a sustainable acceptable gold price, favorable outlook for the AUD:USD exchange rate and completion of a positive feasibility study and availability of financing.

In the interim we plan to continue the strict cost control programs that we introduced in 2013. We expect our fixed costs (those cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) to continue to average $1,400 to $1,600 per quarter for the foreseeable future. In addition, we expect to complete selected discretionary programs that are expected to add value to the Mt Todd gold project.

The continuing long-term viability of the Company is dependent upon our ability to secure additional financing and ultimately to generate future profits from operations. In the longer term, we expect to fund programs through a variety of means, including the sale of non-core assets, the issuance of equity, project debt and possibly other sources. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment in our Condensed Consolidated Balance Sheets are dependent on our ability to fund development that could lead to profitable production, or to generate sufficient proceeds from the disposition of these assets.

Results from Operations

Summary

As a result of our strict cost management policies, together with the realization of Research and Development (“R&D”) grants and funds raised through our recent equity financing, the Company continues to believe that it is well funded and able to execute selected strategic discretionary programs.

Consolidated net income/(loss) for the three months ended September 30, 2016 and 2015 was $(2,083) and $536 or $(0.02) and $0.01 per share, respectively.  Consolidated net income/(loss) for the nine months ended September 30, 2016 and 2015 was $(1,160) and $3,178 or $(0.01) and $0.04 per share, respectively.  The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,168 and $1,306 during the three months ended September 30, 2016 and 2015, respectively, and $2,979 and $3,265 during the nine months ended September 30, 2016 and 2015, respectively. These costs are predominantly associated with Mt Todd. Fixed costs in 2016 (those cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) and on an Australian dollar basis, are substantially unchanged from 2015. Minor 2016 cost reductions were driven by the weaker Australian dollar.

Corporate administration

Corporate administration costs were $581 and $832 during the three months ended September 30, 2016 and 2015, respectively, and $2,319 and $2,674 during the nine months ended September 30, 2016 and 2015, respectively.  Corporate fixed cash costs were substantially unchanged year over year.  Cost reductions in 2016 were primarily driven by a decrease in non-cash stock-based compensation.

Non-operating income and expenses

Gain/(loss) on other investments

Gain/(loss) on other investments was $(234) and $(624) for the three months ended September 30, 2016 and 2015, respectively, and $3,586 and $(1,674) for the nine months ended September 30, 2016 and 2015, respectively.  These amounts are the result of changes in fair value of our Midas Gold Shares.  The 2015 loss includes a realized loss of $348 on the sale of 8,000,000 Midas Gold Shares.

Research and development grant

During the nine months ended September 30, 2016 and 2015, the Company received $744 and $10,220, respectively, net of costs to prepare and file, from the Australian Government related to R&D activities at Mt Todd.  These refunds are related to costs we incurred during the 2014, 2013 and 2012 fiscal years for qualifying R&D programs. Future grants, if any, are expected to be significantly lower than those received in 2016 and 2015.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash provided by/(used) in operating activities was $(4,124) and $4,741 for the nine months ended September 30, 2016 and 2015, respectively.  Cash used in 2016 is net of grants totaling $744 from the Government of Australia related to R&D expenditures we incurred in 2014.  Cash provided in 2015 includes grants totaling $10,220 from the Government of Australia related to R&D expenditures we incurred in 2013 and 2012. Other factors that contributed to the year-over-year change are those discussed in “Results from Operations” above.

Investing activities

Net cash of $11,371 for the nine months ended September 30, 2016 was primarily utilized for the net purchase of short-term investments.

Net cash of $5,587, after the purchase of short-term investments of $11,880, for the nine months ended September 30, 2015 was provided from proceeds received from the sale of the Los Cardones gold project of $2,994 net of legal costs, the Option Agreement (as defined under the heading Guadalupe de Los Reyes Gold/Silver Project, Sinaloa, Mexico of $496, and the sale of 8,000,000 Midas Gold Shares for net proceeds of $2,772.

Financing activities

Net cash of $15,898 was primarily provided by the 2016 Offering, defined below. There were no financing transactions during 2015.

Liquidity and capital resources

Cash flows generated during the nine months ended September 30, 2016 included net proceeds of $15,883 from the 2016 Offering and the receipt of grants totaling $744, net of costs to prepare and file, from the Government of Australia related to the R&D Tax Incentive for qualifying R&D expenditures we incurred in 2014.  Our cash and short-term investments as of September 30, 2016 increased to $24,781 from $12,892 as at December 31, 2015; and our net working capital increased to $30,076 as at September 30, 2016 from $14,399 as at December 31, 2015 due to the transactions described.

During August 2016, we closed a public offering of 12,362,500 units (the “Units”), which included 1,612,500 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, for net proceeds of $15,898 (the “2016 Offering”).  Each Unit consisted of one common share in the capital of the Company (“Common Share”) and one-half of one Common Share purchase warrant (each full warrant, a “2016 Warrant”).  Each 2016 Warrant entitles the holder thereof to purchase one Common Share at a price of $1.92 per Common Share (subject to adjustment in certain circumstances) and is exercisable for a period of 36 months from the closing of the 2016 Offering.

For additional discussion on our liquidity and outlook see the discussion under “Outlook” above.

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at September 30, 2016
	Total	Level 1	Level 3
Marketable securities	$131	$131	$—
Other investments (Midas Gold Shares)	5,384	5,384	—

	Fair value at December 31, 2015
	Total	Level 1	Level 3
Marketable securities	$61	$61	$—
Other investments (Midas Gold Shares)	1,798	1,798	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2015 was based on a third party assessment of the projected sale value less costs to sell giving full consideration to current market conditions and an orderly sale process. As of September 30, 2016, the used mill equipment is not classified as held for sale for accounting purposes and there is no indication that the carrying value of the used mill equipment may not be recoverable, consequently no fair value assessment is required for the period ended September 30, 2016.  The mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2016, nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

During November 2015, we entered into a two-year lease agreement to store our used mill equipment.  Monthly rent for the term of the lease is C$18 ($13).

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

During 2016, we have continued to focus on evaluation and advancement of Mt Todd.  A team of technical experts has completed a review of the key areas of the project, concentrating on metallurgical recovery, process engineering and plant design, pit slope rock mechanics, mine plans and scheduling, and a gas-fired power plant, and we are following up on certain recommendations that may lead to improved project economics. In particular, we are studying two key optimization opportunities: (1) the potential for improvements to the ore processing flow sheet which could improve capital and/or operating costs and could improve process recoveries; and, (2) the potential to outsource power generation, which could result in significantly lower capital costs, but increased operating costs. We expect to have these studies substantially completed by the end of the year.

Following completion of these studies we plan to update the Mt Todd preliminary feasibility study that was originally completed in 2013.  The planned update will reflect the results of optimization studies if material, the current gold price and AUD:FEX exchange rate, and other factors, such as current equipment pricing, labor rates and energy costs.

In the fourth quarter of 2015, we submitted a request for authorization under the Australian Environmental Protection and Biodiversity Conservation Act of 1999 (“EPBC”), as it relates to the Gouldian Finch. The Australian Commonwealth Department of Environment subsequently requested additional information from us as part of their review. We have responded to these initial requests and have recently been advised that further information is required on potential dust impacts on the Gouldian Finch.  We are in active dialog to resolve this request.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During April 2014, Minera Gold Stake S.A. de C.V., Vista’s wholly-owned subsidiary, entered into a definitive option agreement (the “Option Agreement”) to option a 70% interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Great Panther Silver Limited (formerly Cangold Limited) (“Great Panther”) for consideration of $5,000 in payments over a three-year period. On February 25, 2016, Vista received notification from Great Panther that it was terminating the Option Agreement.  Pursuant to the terms of the Option Agreement, Vista retained the $996 already paid by Great Panther ($500 received in 2014 and $496 net of legal costs was received in March 2015) and 100% of the Guadalupe de los Reyes gold/silver project.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	our belief that the Company is well funded and that we have sufficient funding to: (a) add value to Mt Todd; and (b) to complete critical milestones;
•	the Company’s ability to sustain its fixed costs at $1,400 to $1,600 per quarter for the foreseeable future;
•	the potential monetization of our non-core assets, including our mill equipment;
•	our plan to not introduce immediate changes to the business plan or forecasted spending;
•	our expectation that future R&D grants from the Government of Australia, if any, will be significantly less than those received in 2015 and 2016;

•	the nature and magnitude of future discretionary programs, if any, and the availability of funding for such programs;
•	our ability to quickly advance Mt Todd to development when economic conditions warrant;
•	estimates of future operating and financial performance;
•	potential funding requirements and sources of capital, including near-term sources of additional cash;
•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
•	our intention to continue cost management efforts;
•	our potential ability to generate proceeds from operations or the disposition of our assets;
•	the timing, performance and results of feasibility studies;
•	plans and anticipated effects of holding 4.4% of the outstanding Midas Gold Shares;
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	plans to focus our efforts on Mt Todd;
•	plans and timing for completion, to study key optimization opportunities at Mt Todd;
•	plans to update the Mt Todd preliminary feasibility study that was originally completed in 2013;

•	our expectation that we will be able to satisfy the requests for additional information with respect to the EPBC authorization request;
•	plans for evaluation and advancement of Mt Todd;
•	our expectation that technical and exploration programs at Mt Todd will increase the value of Mt Todd;
•	our ability to complete the Mt Todd feasibility study within six months of commencement;
•	the feasibility of Mt Todd;
•	our expectation of Mt Todd’s impact, including environmental and economic impacts;
•	plans and estimates concerning potential project exploration and development, and obtaining required permits;
•	our belief that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate;
•	our belief that we maintain reasonable amounts of insurance;
•	estimates of mineral reserves and mineral resources;
•	our intention to seek partners to advance the Guadalupe de los Reyes project;
•	potential changes in regulations or taxation initiatives; and
•	our expectation that we will continue to be a PFIC.

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by the Company’s Board of Directors; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; our experience working with our regulators; current market conditions and project development plans. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “will,” “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

•	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
•	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations, agreements and permits for Mt Todd, including its development plans and operating activities;
•	the timing and results of a feasibility study on Mt Todd;
•	delays in commencement of construction at Mt Todd;
•	our ability to secure all of the permits for Mt Todd;
•	increased costs that affect our operations or our financial condition;
•	our reliance on third parties to fulfill their obligations under agreements with us;
•	whether projects not managed by us will comply with our standards or meet our objectives;

•	a shortage of skilled labor, equipment and supplies;
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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the nine months ended September 30, 2016, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS.

Other than the risk factor discussed below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC and Canadian securities regulatory authorities on February 26, 2016.

Our R&D grants are subject to governmental review and there is no guarantee that the Australian government will continue to approve such R&D grants.

The R&D tax incentive program is a self-assessment process, and as such, the Australian Government has the right to review the qualifying programs and expenditures for a period of four years and there is no assurance that we will continue to receive R&D grants from such tax incentive program.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
4.01	Warrant Indenture dated August 8, 2016, previously filed as Exhibit 4.1 to the Corporation’s Form 8-K dated August 8, 2016 and incorporated by reference herein (File No. 1-9025)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*(1)	XBRL Instance Document
101.SCH*(1)	XBRL Taxonomy Extension – Schema
101.CAL*(1)	XBRL Taxonomy Extension – Calculations
101.DEF*(1)	XBRL Taxonomy Extension – Definitions
101.LAB*(1)	XBRL Taxonomy Extension – Labels
101.PRE*(1)	XBRL Taxonomy Extension – Presentations

* - Filed herewith

(1)

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: October 25, 2016	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: October 25, 2016	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer