Form 10-K
period 2016-12-31
VISTA GOLD CORP
filed 2017-02-22
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

      Large Accelerated Filer ☐  Accelerated Filer ☒ Non-Accelerated Filer ☐Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $157,621,000

The number of shares of the Registrant’s Common Stock outstanding as of February 10, 2017 was 97,786,608.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2015 Annual General Meeting of Shareholders are incorporated herein.  See Part III.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms defined in Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average metal price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

“automated sorting” means technology that separates “ore” and “waste” based on physical and/or chemical properties of the material being sorted.

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

“conglomerate” refers to clastic sedimentary rock that contains rounded particles that are greater than two millimeters in diameter.  The space between the pebbles is generally filled with smaller particles and/or a chemical cement that binds the rock together.

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

“preliminary economic assessment” and “PEA” as defined by NI 43-101 is a study, other than a pre-feasibility study or feasibility study, that includes an economic analysis of the potential viability of mineral resources.

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

“rheology” is the study of the flow of matter, primarily as it relates to solids in suspension within liquids.

“sampling” means selecting a fractional, but representative, part of a mineral deposit for analysis.

“scats” means material in a ball mill or sag mill that has become rounded and no longer susceptible to additional size reduction.  Basically, this material may be rejected from the grinding circuit for additional crushing because it contributes to higher energy consumption within the mill.

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

CURRENCY

References to C$ refer to Canadian currency, AUD or A$ to Australian currency and USD or $ to United States currency.  All dollars amounts are expressed in thousands of dollars except references to per ounce and per share amounts.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including all exhibits hereto and any documents that are incorporated by reference as set forth on the face page under “Documents incorporated by reference”, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this annual report on Form 10-K, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	our belief that selective screening and rejecting sub-economic material could improve gold recoveries and lower process operating costs at Mt Todd;
•	our expectation that we will complete additional feasibility level metallurgical studies by the third quarter of 2017;

•	our expectation that we will update the July 2014 Preliminary Feasibility Study integrating possible flow sheet changes following completion of the additional metallurgical studies;
•	our expectation that we will complete the first draft of the mine management plan by the third quarter of 2017;
•	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
•	the feasibility of Mt Todd;
•

our ability to sustain fixed costs (those cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) at $1,400 to $1,600 per quarter for several years;

•	our expectation that we will be able to fund Mt Todd to the point of a development decision;
•	the potential monetization of our non-core assets, including our mill equipment which is for sale, the Guadalupe de los Reyes gold project, and our Midas Gold Shares;
•	our expectation that 2017 R&D grants from the Government of Australia, if any, will not be material;
•	our ability to provide sufficient additional information required to complete the Environmental Protection and Biodiversity Conservation Act 1999 authorization;
•	estimates of future operating and financial performance;
•	potential funding requirements and sources of capital, including near-term sources of additional cash;
•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
•	the timing, performance and results of feasibility studies;
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	plans for evaluation and advancement of Mt Todd;
•	our expectation of Mt Todd’s impact, including environmental and economic impacts;
•

plans and estimates concerning potential project exploration and development, including the use of high pressure grinding roll crushers and access to a water supply, as well as the ability to obtain all required permits;

•	our belief that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate;
•	our belief that we maintain reasonable amounts of insurance;
•	estimates of mineral reserves and mineral resources;
•	our intention to seek partners to advance the Guadalupe de los Reyes project;
•	our intention to improve the value of our gold projects;
•	the receipt of future consideration in accordance with the contract of sale of our Long Valley claims;
•	potential changes in regulations or taxation initiatives; and
•	our expectation that we will continue to be a passive foreign investment company (“PFIC”).

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

•	the lack of cash dividend payments by us;
•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	industry consolidation which could result in the acquisition of a control position in the Company for less than fair value;
•	perception of potential environmental impact of Mt Todd;
•	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
•	our history of losses from operations;
•	future water supply issues at Mt Todd;
•	litigation or other legal claims;
•	environmental lawsuits;
•	lack of adequate insurance to cover potential liabilities;
•	our ability to attract, retain and hire key personnel;
•	fluctuations in the price of gold;
•	volatility in our stock price;
•	inherent hazards of mining exploration, development and operating activities;

•

the accuracy of calculations of mineral reserves, mineral resources and mineralized material fluctuations therein based on metal prices, and inherent vulnerability of the ore and recoverability of metal in the mining process;

•	changes in environmental regulations to which our exploration and development operations are subject;
•	changes in climate change regulations could result in increased operating costs;
•	intense competition in the mining industry;
•	potential challenges to the title to our mineral properties;
•	evolving corporate governance and public disclosure regulations;
•	tax initiatives on domestic and international levels;
•	fluctuation in foreign currency values;
•	potential review of our Australian R&D grants; and
•	our likely status as a PFIC for U.S. federal tax purposes.

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

PART I

ITEM 1.  BUSINESS.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) are engaged in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration.  We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We do not currently generate cash flows from mining operations.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”) in the Northern Territory (“NT”) Australia, where we are seeking approval of our final environmental authorization and evaluating potential material process improvements in anticipation of commencing an update of our July 2014 Preliminary Feasibility Study (“PFS”).

Ultimately, a development decision at Mt Todd will depend on several factors, principally a sustainable acceptable gold price, a favorable outlook for the AUD:USD exchange rate, completion of a positive feasibility study and the availability of financing.  With 60%-70% of the project capital and operating costs denominated in Australian dollars, the current AUD:USD exchange rate has a material favorable impact on the project economics, substantially mitigating the effects of the lower current USD gold price.

As one of the largest, undeveloped single-deposit gold projects in Australia, we believe Mt Todd is a highly strategic gold project with several potential paths to production. Our strong working capital position provides us flexibility and the assurance that we can continue to fund further optimization studies at Mt Todd, and to select a development strategy that we believe will have the best potential to maximize value for our shareholders.

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

Corporate Organization Chart

The name, place of incorporation, continuance or organization and percent of equity securities that we own or control as of February 15, 2017 for each of its subsidiaries is set out below.

Employees

As of December 31, 2016, we had 13 full-time and no part-time employees globally. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

Geographic and Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Australia.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.   We reported no operating revenues during the years ended December 31, 2016, 2015 and 2014. Geographic location of mineral properties and plant and equipment is provided in Notes 4 – Mineral Properties and 5 – Plant and Equipment to our Consolidated Financial Statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Reclamation

We generally will be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts would be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

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

The Province of British Columbia Ministry of Energy and Mines (“MEM”) has requested that the Company prepare and present to MEM a reclamation plan for closure and abandonment of certain mining claims in British Columbia which the Company had disposed of in 1996.  Assuming no other potentially responsible parties are identified and based on preliminary estimates of the reclamation costs, we have accrued $350. It is possible that this estimate may change.

Government Regulation

Our exploration and development activities and other property interests are subject to various national, state, provincial and local laws and regulations in the United States, Mexico, Australia, and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate. With the exception of the British Columbia claims noted above, management of the Company is not aware of any current orders or directions relating to us with respect to the foregoing laws and regulations.

Australia Laws

Mineral projects in the Northern Territory are subject to Australian federal and Northern Territory laws and regulations regarding environmental matters and the discharge of hazardous wastes and materials. As with all mining projects, Mt Todd would be expected to have a variety of environmental impacts should development proceed. We are required under Australian laws and regulations (federal, state and territorial) to acquire permits and other authorizations before Mt Todd can be developed and mined. In Australia, environmental legislation plays a significant role in the mining industry. Various environmental documents, such as the Mt Todd EIS, covering studies on inter alia, air, water, pollution, hazardous and toxic wastes, reclamation of mining area, etc., are required by the Northern Territory Minister for Mines & Energy and Environment and the Australian Government Minister For Sustainability, Environment, Water, Population and Communities for approval.  During September 2014, the EIS for Mt Todd was approved.  The Environmental Protection Agency of the Northern Territory Government (“NTEPA”) advised that it had assessed the environmental impacts of the Mt Todd gold mine and concluded that Mt Todd can proceed, subject to a number of recommendations which are outlined in the assessment report, particularly, a request for authorization under the federal Environmental

Protection and Biodiversity Conservation Act 1999 (“EPBC”) as it relates to the Gouldian Finch. We must comply with the terms of our Authority Certificate under the Northern Territory Aboriginal Sacred Sites Act 1989 which deals with the handling of archeological material within sacred sites. We are also subject to statutory requirements under the Mining Management Act, which includes the requirement to complete a Mine Management Plan (“MMP”) before the start of mining operations. Preparation of the Mt Todd MMP is in progress.

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

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. We are unable to predict what additional legislation, if any, might be proposed or enacted, or what additional regulatory requirements could impact the economics of our projects.

During 2016, none of our project sites had any material non-compliance occurrences with any applicable environmental regulations.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2012	$1,792	$1,540	$1,669
2013	1,694	1,192	1,411
2014	1,385	1,142	1,266
2015	1,296	1,049	1,160
2016	1,366	1,077	1,251
2017 (to February 10, 2017)	1,242	1,151	1,201

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

The construction and operation of Mt Todd will require significant capital. Our ability to raise sufficient capital will depend on several factors, including a favorable feasibility study, acquisition of the requisite permits, macroeconomic conditions, and future gold prices. Uncontrollable factors such as lower gold prices, unanticipated operating or permitting challenges, perception of environmental impact, illiquidity in the debt markets or equity markets, could impede our ability to finance Mt Todd on acceptable terms, if at all.

If we decide to construct the mine at Mt Todd, we will be assuming certain reclamation obligations resulting in a material financial obligation.

The Mt Todd site was not reclaimed when the original mine closed.  Although we are not currently responsible for the reclamation of these historical disturbances, we will accept full responsibility for them if and when we make a decision to finance and construct the mine and we provide 30 days’ notice to NT Government of our intention to take over and assume the management, operation and rehabilitation of Mt Todd.  At that time, we will be required to provide a bond in a form and amount satisfactory to the NT Government (in whose jurisdiction Mt Todd is located) that would cover the prospective expense of the reclamation of the property.  In addition, the regulatory authorities may increase reclamation and bonding requirements from time to time.  The satisfaction of these bonding requirements and continuing or future reclamation obligations will require a significant amount of capital.

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

Water at Mt Todd is expected to be provided from a fresh water reservoir which is fed by seasonal rains. Insufficient rainfall, or drought-like conditions in the area feeding the reservoir could limit or extinguish this water supply, and sufficient water resources may not be available leading to operations stopping until the water supply is replenished.

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

Our business strategy includes entering into agreements with third-parties (“Partners”) which may earn the right to obtain a majority interest in certain of our projects, in part by managing the respective project. Whether or not we hold a majority interest in a respective project, our Partner(s) may: (i) have economic or business interests or goals that are inconsistent with or opposed to ours; (ii) exercise veto rights to block actions that we believe to be in the best interests of the project; (iii) take action contrary to our policies or objectives; or (iv) as a result of financial or other difficulties, be unable or unwilling to fulfill their obligations under the respective joint venture, option, earn-in right or other agreement(s), such as contributing capital for the expansion or maintenance of projects.  Any one or a combination of these could result in liabilities for us and/or could adversely affect the value of the related project(s) and, by association, damage our reputation and consequently our ability to acquire or advance other projects and/or attract future Partners.

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

We may have material undisclosed environmental liabilities of which we are not aware.

Vista has been engaged in gold exploration since 1983.  Since inception the Company has been involved in a large number of exploration projects in many different jurisdictions.  There may be environmental liabilities associated with disturbances at any of these projects for which the Company may be identified as a probable responsible party, regardless of its level of involvement in creating the related disturbance.  We may not be aware of such claims against the Company until regulators provide notice thereof. Consequently, we may have material undisclosed environmental responsibilities which could negatively affect our results of operations, cash flows and corporate reputation.

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

Consolidation within the industry is a growing trend. As a result of the broad market and industry factors including the price of gold, we believe the current market value of our common stock does not reflect the fair value of the Company’s assets.  These conditions could result in the acquisition of a control position, or attempted acquisition of a control position in the Company at what we believe to be less than fair value. This could result in substantial costs to us and divert our management’s attention and resources. A completed acquisition could result in realized losses of shareholder value.

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

We have incurred losses in all periods since 1998, except for the year ended December 31, 2011, during which we recorded non-cash net gains, and the year ended December 31, 2015 during which we recorded gains related to R&D Refunds. We expect to continue to incur losses for the foreseeable future. We have no history of paying cash dividends and we do not expect to be able to pay cash dividends or to make any similar distribution in the foreseeable future.

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

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the British Columbia Securities Commission, the SEC, the TSX, the NYSE MKT, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by the United States Congress, making compliance increasingly more difficult and uncertain, which could have an adverse effect on reputation and our stock price.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. Some of our competitors are much larger, established mining companies with greater financial and technical resources than ours.  We compete with other mining companies for attractive mining claims, for capital, for equipment and supplies, for outside services and for qualified managerial and technical employees. If we are unable to raise sufficient capital, we will be unable to execute exploration and development programs or such programs may be reduced in scope. Competition for equipment and supplies could result in shortage of necessary supplies and/or increased costs. Competition for outside services could result in increased costs, reduced quality of service and/or delays in completing services. If we cannot successfully retain or attract qualified employees, our ability to advance the development of Mt Todd, to attract necessary financing, to meet all of our environmental and regulatory responsibilities, or to take opportunities to improve our business, could be negatively affected. This could have a material adverse effect on our results of operations, cash flows, financial condition and corporate reputation.

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

Our Australian Research and development (“R&D”) grants are subject to review.

The Australian R&D tax incentive program, under which we have received certain grants related to qualifying R&D programs and expenditures, is a self-assessment process, and as such, the Australian Government has the right to review our qualifying programs and related expenditures for a period of four years. If such a review were to occur, and as a result of the review and failure of  a related appeal a qualified program and related expenditures were disqualified, the respective R&D grant could be recalled with penalties and interest.

The Company is likely a “passive foreign investment company,” which will likely have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. shareholders of our common shares should be aware that the Company believes it was classified as a PFIC during the taxable year ended December 31, 2016, and based on current business plans and financial projections, management believes there is a significant likelihood that the Company will be a PFIC during the current taxable year.  If the Company is a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the Common Shares.  A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders.  U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election.  Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares.  A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein.  This paragraph is qualified in its entirety by the discussion below in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - “Certain U.S. Federal Income Tax Considerations.” Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of Common Shares.

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

As a result of public concern about the real or perceived detrimental effects of economic globalization and global climate impacts, businesses in general and the mining industry in particular, face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, indigenous peoples, communities surrounding operations and the countries in which they operate, benefit and will continue to benefit from their commercial activities. The potential consequences of these pressures include reputational damage, legal suits, increased costs, increased social investment obligations, difficulty in acquiring permits, and increased taxes and royalties payable to governments and communities.

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

Units of measurement reported by the qualified person in compiling reports on a project vary by country, Imperial units for properties in the U.S. and metric units for properties outside the U.S. We use the units of measurement as reported by the qualified persons in their respective reports, regardless of property location, in order to correspond to those units as reported by the qualified persons.

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

Total land holdings controlled by Vista Gold Australia are approximately 140,000 hectares. A map showing the location of the mineral licenses (“MLs”) and exploration licenses (“ELs”) and a table with a list of MLs and ELs and the holding requirements follows.    All of the estimated mineral resources are located within the boundaries of the MLs and substantially all of the estimated mineral resources at Mt Todd are located in the Batman deposit.

Mt Todd Land Holdings of Vista Gold Australia

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date		(thousands	(thousands	Technical
Mineral Licenses	(Hectares)	(UTM)	/Grant Date	Renewal Date	of A$)	of A$)	Reports Due
MLN 1070	3,982	Mining License Block	March 5, 1993	March 4, 2018	80 (due March 4)	N/A	May 3
MLN 1071	1,327	centered at approximately	March 5, 1993	March 4, 2018	27 (due March 4)	N/A	May 3
MLN 1127	80	188555E, 435665N	March 5, 1993	March 4, 2018	2 (due March 4)	N/A	May 3
Subtotals	5,389				109	0

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date		(thousands	(thousands	Technical
Exploration Licenses	(Square Km)	(UTM)	/Grant Date	Renewal Date	of A$)	of A$)	Reports Due
EL 28321	198	Centered at approximately 806729E, 8429210N	May 3, 2011	May 2, 2017	9 (due May 2)	15	June 1, July 1
EL29882	556	Centered at approximately 189100E, 84520000N	September 16, 2013	September 15, 2017	36 (due September 16)	442	May 14
EL29886	596	Centered at approximately 200300E, 8452000N	September 16, 2013	September 15, 2017	41 (due September 16)	132	May 14
EL30898	187	Centered at approximately 176100E, 8428700N	May 3, 2016	May 2, 2022	3 (due May 2)	18	June 1, July 1
Subtotals	1,537				89	607

Totals A$					198	607
Totals US$ (exchange rate of A$1.00 = $0.72 on December 31, 2016					143	438

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

Because the Mt Todd site was not reclaimed when the mine closed, the dumps and heap leach pad require ongoing care and maintenance, which we provide.  Precipitation on the waste dumps, low-grade ore stockpiles and scats have resulted in acid rock drainage which is controlled to the extent possible through collection in retention ponds, storage, pH adjustment and controlled release of acidic or treated water into the Edith River when water levels were high enough, in accordance with the waste discharge license.

Water Treatment

We completed the installation of a lime silo and slaker for water treatment in 2009. The treated water was initially stored in the existing tailings impoundment facility, but the above average rainfall experienced in the 2010-2011 wet season raised the level of water in the tailings impoundment facility which resulted in the suspension of water treatment.  In 2011, we started pumping water from the tailings impoundment facility into the Batman pit. Following extensive chemical and ecotoxicological testwork, in 2012 we received authorization from the NT Government to in situ treat the water stored in the Batman Pit to neutralize the acidity and to precipitate the contained metals. In February 2013, we received a waste discharge license from the NT Government that authorized the release of treated water from the Mt Todd site during the wet season in accordance with higher environmental protection standards. We have operated in compliance with the new standards. We will have to dewater substantially the entire pit before mining operations can be started.

Geology, Mineralization, and Exploration

Mt Todd is situated within the southeastern portion of the Early Proterozoic Pine Creek Geosyncline. Meta-sediments, granitoids, basic intrusives, acidic and intermediate volcanic rocks occur within this geological province.  Within the Mt Todd region, the oldest outcropping rocks are assigned to the Burrell Creek Formation.  These rocks consist primarily of interbedded greywackes, siltstones, and shales of turbidite affinity, which are interspersed with the minor volcanics.  The Burrell Creek Formation is overlain by interbedded greywackes, mudstones, tuffs, minor conglomerates, mafic to intermediate volcanics and banded ironstone of the Tollis Formation.  The Burrell Creek Formation and Tollis Formation comprise the Finniss River Group.  The Finniss River Group strata have been folded about northerly trending F1 fold axes.  The folds are closed to open style and have moderate westerly dipping axial planes with some sections being overturned.  A later north-south compression event resulted in east-west trending open style upright D2 folds.  The Finniss River Group has been regionally metamorphosed to lower green schist facies.  Late and Post Orogenic granite intrusions of the Cullen Batholith occurred from 1789 Ma to 1730 Ma, and brought about local contact metamorphism to hornblende hornfels facies.

The Batman pit geology consists of a sequence of hornfelsed interbedded greywackes and shales with minor thin beds of felsic tuff. Bedding consistently strikes at 325 degrees, dipping 40 degrees to 60 degrees to the southwest. Northerly trending sheeted quartz sulfide veins and joints striking at 0 degrees to 20 degrees and dipping 60 degrees to the east are the major controls for mineralization in the Batman pit. The veins are 1 to 100 millimeters in thickness with an average thickness of around 8 to 10 millimeters and occur in sheets with up to 20 veins per horizontal meter. These sheeted veins are the main source of gold mineralization in the Batman pit. In general, the Batman pit extends 1,600 meters in length by 1,100 meters in width and has been drill tested to a depth of 800 meters down-dip. The deposit is open along strike and at depth.

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

Base Case Scenario Presented in PFS

Highlights of the PFS Base Case scenario are presented in the table below:

@ $1,450/oz Au	Years 1-5	Life of Mine (13 years)
Average Milled Grade (g Au/t)	1.03			0.82
Payable Gold Annual Average (000's ozs)	481			370
Payable Gold Total (000's ozs)	2,407			4,808
Gold Recovery	82.0%			81.5%
Cash Costs ($/oz)	$662			$773
Strip Ratio (waste:ore)	2.5			2.7
Initial Capital ($ millions)				$1,046
Pre-tax NPV 5% ($ millions)				$1,094
After-tax NPV 5% ($ millions)				$591
IRR (Pre-tax/After-tax)		21.8%	/	15.9%
After-tax Payback (Production Years)				3.5

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

Note: Amounts may not add due to rounding.  The negative value in the sustaining capital category of the owners' cost line is the recapture of the cash component of the project's cash reclamation bond, which is spent as cash under the Mine Closure category.

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

Alternative Case Scenario Presented in PFS

The key differences between the Base Case and the alternative case include:

•	a 33,000 tpd processing facility versus a 50,000 tpd facility in the Base Case with associated lower mining rates and a smaller fleet; and
•	an ultimate pit design based on a reserve pit shell of $925/oz versus $1,360/oz in the Base Case and the application of a higher cut-off grade (0.45g Au/t versus 0.40g Au/t).

Highlights of the PFS alternative case scenario are presented in the table below:

@ $1,450/oz Au	Years 1-5	Life of Mine (11 years)
Average Milled Grade (g Au/t)	0.95			0.90
Payable Gold Annual Average (000's ozs)	295			263
Payable Gold Total (000's ozs)	1,473			2,891
Gold Recovery	82.0%			81.2%
Cash Costs ($/oz)	$676			$684
Strip Ratio (waste:ore)	2.1			2
Initial Capital ($ millions)				$761
Pre-tax NPV 5% ($ millions)				$777
After-tax NPV 5% ($ millions)				$440
IRR (Pre-tax/After-tax)		22.1%	/	16.9%
After-tax Payback (Production Years)				3.2

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

Note: Amounts may not add due to rounding.  The negative value in the sustaining capital category of the owners' cost line is the recapture of the cash component of the project's cash reclamation bond, which is spent as cash under the Mine Closure category.

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

Metallurgy, Processing and Infrastructure

Our metallurgical test work programs support: (1) ore hardness estimates at the Batman deposit that are consistent and do not change at depth; (2) the selection of HPGR technology as part of the comminution circuit; (3) estimated gold recovery rates based on optimized grind size and leach conditions; and (4) the processing of material from the historic heap leach pad at the end of the proposed mine life.

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

However, our drill programs from 2007–2012 indicated a significant change in the mineralogy of material in the Batman deposit with depth, with copper mineralogy changing from cyanide soluble secondary copper to non-cyanide soluble primary copper mineralization (chalcopyrite).  The change in mineralogy occurs at approximately 40 meters below the existing surface and the majority of the ore containing cyanide soluble secondary copper was mined by previous operators.  As a result, more than 96% of material at the Batman deposit contains low-to-non-cyanide soluble primary copper mineralization.  Therefore, our recovery circuit has been simplified and focuses only on recovering gold from material at the Batman deposit through a conventional CIP circuit.

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

We subsequently submitted two heap leach variability composites and two drill hole composites from the leach pad for CIP cyanidation leach test work.  The samples were ground to the size of 80% passing (P80) passing 90 μm and pre-treated with lime and 100g/t of lead nitrate to suppress copper leaching.  The material was then leached for 24 hours.  These results support recovery rates of 70% for this material when processed through the CIP plant.

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

Infrastructure

Because Mt Todd was an operating mine, infrastructure exists that reduces initial capital expenditure and significantly reduces capital risk related to infrastructure construction, which has been a major source of capital overruns in the mining industry over the last decade.  Existing mining infrastructure items include:

•	an existing tailings storage facility that is expected to contain the initial 62 million tonnes of material processed with two operating raises of the embankment;
•	an existing fresh water storage reservoir that will receive a two-meter dam raise and will harvest stormwater sufficient to provide process water for year-round operations for a 50,000 tpd operation;
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

Permitting

In June 2013, we completed and submitted an initial EIS to the NTEPA for review. This submission started concurrent agency review and public consultation periods, the latter of which completed during August 2013.  Following closure of the public consultation and agency review periods, the NTEPA provided a consolidated set of comments to us, which we responded to in a final EIS which was submitted for approval during November 2013. During September 2014, the EIS was approved. In its formal notification to us (the “Assessment Report”), the NTEPA has advised that it has assessed the environmental impacts of the Mt Todd gold mine and concluded that it can proceed, subject to a number of recommendations which are outlined in the Assessment Report. The NTEPA Assessment Report includes 28 recommendations which are to be addressed as part of the MMP.  Four of these recommendations must be addressed under the EPBC Act as they relate directly to the Gouldian Finch.  See ‘2016 Programs and 2017 Plans’ below.

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

2016 Programs and 2017 Plans

In the fourth quarter of 2015, we submitted a request for authorization under the EPBC as it relates to the Gouldian Finch. The Australian Commonwealth Department of Environment (the “DoE”) subsequently requested additional information from us as part of their review. We responded to the requests and were subsequently advised that additional information was required.  After a process of active dialog and the discovery/analysis of additional data we have submitted the information that we believe satisfies the request for additional information.  The DoE review and approval process has resumed and we are waiting for notification of a final outcome.

In early 2016, we retained a team of industry experts to review the key areas of the project, concentrating on metallurgical recovery, process engineering and plant design, pit slope rock mechanics, mine plans and scheduling, and the gas-fired power plant, and to make recommendations that may lead to improved project economics.  No material flaws in any of these areas were identified by the team, although recommendations for potential incremental improvements and efficiencies were proposed and will be followed up in due course.

In late 2016, we completed preliminary process area optimization studies that indicated that selectively screening and rejecting sub-economic, coarse crusher product prior to grinding could be expected to produce higher gold recoveries and lower process area operating costs.  These results were encouraging and warranted additional metallurgical test work.  Accordingly, in December 2016, we initiated a drill program to generate approximately 18-20 tonnes of PQ (3.75 inch diameter) core from the Batman deposit, which was completed in January 2017. The core will be used to complete additional feasibility-level metallurgical studies (automated sorting, fine grinding, gold recovery and rheology/tailings classification), with completion of these studies expected by the third quarter of 2017. Confirmation of the preliminary test work could support material improvements to the economics of the Mt Todd gold project without significant alterations to the current flow sheet. An update of the PFS, which would integrate these potential flow sheet alterations and the associated economic benefits, will likely follow completion of these studies. We also plan to complete a first draft of the mine management plan (“MMP”) by the third quarter of 2017.  The MMP is essentially the plan of operations, and is one of the final remaining major permits.

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

On February 25, 2016 Vista received notification from Great Panther that it was terminating the Option Agreement and the $1,500 option payment due in February 2016 was not made.  Pursuant to the terms of the Option Agreement, Vista retained all amounts paid by Great Panther and 100% of the Guadalupe de los Reyes gold/silver project.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal year ended December 31, 2016, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Shares

The common shares of Vista Gold are listed on the NYSE MKT. The following table sets out the reported high and low sale prices on the NYSE MKT for the periods indicated as reported by the exchange.

	NYSE MKT
	High	Low
2015
1st quarter	$0.45	$0.28
2nd quarter	0.40	0.30
3rd quarter	0.33	0.24
4th quarter	0.37	0.26
2016
1st quarter	0.60	0.27
2nd quarter	2.09	0.44
3rd quarter	2.05	0.87
4th quarter	1.14	0.80
2017
1st quarter (through February 10, 2017)	1.24	0.90

On February 10, 2017, the last reported sale price of the common shares of Vista Gold on the NYSE MKT was $1.19, there were 97,786,608 Common Shares issued and outstanding, and we had approximately 302 registered shareholders of record.

Dividends

We have never paid cash dividends. The declaration and payment of future dividends, if any, will be determined by our Board and will depend on our earnings, financial condition, future cash requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information relating to the Company’s equity compensation plans as at December 31, 2016.  The Corporation’s equity compensation plans as of December 31, 2016 were the Stock Option Plan and the LTIP. Equity compensation under these plans has been granted to directors, officers, employees and consultants of the Company.

Plan Category	Number of securities to be issued upon exercise/conversion of outstanding options and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future grants under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	4,212,887	1.05	5,565,774
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	4,212,887	1.05	5,565,774

As of December 31, 2016, 2,668,387 RSUs are outstanding under the LTIP and 1,544,500 options are outstanding under the Stock Option Plan to acquire 4,212,887 Common Shares.

See “Part III Item 11. Executive Compensation” for additional information relating to our equity compensation plan.

Stock Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total shareholder return on its Common Shares with the cumulative total return of the S&P 500 and the NYSE ARCA Gold Bugs Index for the last five financial years.  This performance chart assumes that $100 was invested on December 31, 2011, in (i) the Company’s Common Shares at the closing price of the Common Shares on December 31, 2011; (ii) the S&P 500; and the NYSE ARCA Gold Bugs Index.

	12/31/2011	12/30/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Vista Gold Corp.	$100	$128.45	$112.97	$15.90	$11.72	$40.17
S&P 500	$100	$113.41	$146.98	$163.72	$162.53	$178.02
NYSE ARCA Gold Bugs Index	$100	$89.07	$39.64	$32.89	$22.29	$36.55

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2016, neither Vista nor any affiliate of Vista repurchased Common Shares of Vista registered under Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

	Years Ended December 31,
	2016	2015	2014	2013	2012
Results of operations
Net income/(loss)	$(3,133)	$1,011	$(18,926)	$(59,488)	$(70,656)
Basic income/(loss) per share	(0.04)	0.01	(0.23)	(0.73)	(0.95)
Diluted income/(loss) per share	(0.04)	0.01	(0.23)	(0.73)	(0.95)
Financial position
Working capital	28,438	14,399	8,619	8,622	60,342
Total assets	41,608	27,868	28,026	53,094	133,065
Long-term debt and non-current liabilities	—	—	—	8,859	635
Shareholders' equity	40,525	27,065	25,283	43,013	101,343

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2016, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K.  See section heading “Note Regarding Forward-Looking Statements” above.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share amounts and per warrant amounts unless specified otherwise. References to C$ refer to Canadian currency, AUD or A$ to Australian currency, and USD or $ to United States currency.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) are engaged in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration.  We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We do not currently generate cash flows from mining operations.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”) in the Northern Territory (“NT”) Australia, where we are seeking approval of our final environmental authorization and evaluating potential material process improvements in anticipation of commencing an update of our July 2014 Preliminary Feasibility Study (“PFS”).

Ultimately, a development decision at Mt Todd will depend on several factors, principally a sustainable acceptable gold price, a favorable outlook for the AUD:USD exchange rate, completion of a positive feasibility study and the availability of financing.  With 60%-70% of the project capital and operating costs denominated in Australian dollars, the current AUD:USD exchange rate has a material favorable impact on the project economics, substantially mitigating the effects of the lower current USD gold price.

As one of the largest, undeveloped single-deposit gold projects in Australia, we believe Mt Todd is a highly strategic gold project with several potential paths to production. Our strong working capital position provides us flexibility and the assurance that we can continue to fund further optimization studies at Mt Todd, and to select a development strategy that we believe will have the best potential to maximize value for our shareholders.

Significant Developments in 2016

Mt Todd

In late 2016, we completed preliminary Mt Todd process area optimization studies that indicated that selective screening and rejecting sub-economic, coarse crusher product prior to grinding could be expected to produce higher gold recoveries and lower process area operating costs.

See the section heading “Item 2. Properties – Mt Todd Gold Project, Northern Territory, Australia” above.

Corporate

In 2016, the Company received a total of $1,295 Research & Development (“R&D”) Tax Incentive refunds, net of costs to prepare and file. These amounts were paid under the Australian Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia; and relate to costs we incurred during the 2014 and 2015 fiscal years for qualifying R&D programs. This R&D Tax Incentive program is a self-assessment process, and as such, the Australian Government has the right to review the qualifying programs and expenditures for a period of four years.

During August 2016, we closed a public offering of 12,362,500 units (the “Units”), which included 1,612,500 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, for net proceeds of approximately $15,883 (the “2016 Offering”).  Each Unit consisted of one common share in the capital of the Company (“Common Share”) and one-half of one Common Share purchase warrant (each full warrant, a “2016 Warrant”). A total of 6,514,625 2016 Warrants were issued, including 333,375 broker warrants issued to the underwriters. Each 2016 Warrant entitles the holder thereof to purchase one Common Share at a price of $1.92 per Common Share (subject to adjustment in certain circumstances) and is exercisable for a period of 36 months from the closing of the 2016 Offering.

Results from Operations

Summary

Through 2016, we continued to effectively execute a strategy of strict cost control while completing selected discretionary programs that are expected to add value to Mt Todd.  As a result of an equity financing completed in 2016, we believe we are well funded and do not have any debt.

Consolidated net loss for the year ended December 31, 2016 was $3,133 or $0.04 per basic share. Consolidated net income for the year ended December 31, 2015 was $1,011 or $0.01 per basic share. Consolidated net loss for the year ended December 31, 2014 was $18,926 or $0.23 per basic share.  The principal components of our 2016 net income and these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs, including fixed cash costs, cash discretionary programs, and non-cash stock-based compensation, were $4,303, $4,265 and $3,991 during the years ended December 31, 2016, 2015, and 2014, respectively.  These costs are predominantly associated with Mt Todd. 2016, 2015 and 2014 fixed costs (those cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) were substantially unchanged year-to-year, consistent with our expectations.

During 2016 we completed approximately $400 in discretionary programs consisting mainly of permitting, engineering and project optimization studies.  During 2015 we completed discretionary proof-of-concept drilling programs on the exploration and mineral licenses at a total cost of approximately $650.

Included in the 2016, 2015 and 2014 costs is non-cash stock-based compensation of $193, $244 and $251, respectively.

The weaker Australian dollar in 2015 compared to 2014 resulted in a U.S. dollar cost reduction of approximately $642.

Included in the 2016 costs is the provision for environmental liability of $350, see Note 15 to the Consolidated Financial Statements for further discussion.

Corporate administration

Corporate administration costs, including fixed cash costs, cash discretionary programs, and non-cash stock-based compensation, were $2,944, $3,888 and $3,798 for the years ended December 31, 2016, 2015, and 2014 respectively.  Several marginal cost reductions were realized in 2016. Discretionary programs totaling approximately $145 and $520 are included in the 2016 and 2015 costs, respectively; there were no similar programs in 2014. The 2014 cost included $148 of severance costs resulting from the 2013 staff reductions; there were no severance costs in 2016 or 2015.

Included in the 2016, 2015 and 2014 costs is non-cash stock-based compensation of $454, $573 and $875, respectively.

Gain on disposal of mineral property

Utah claims

During the first quarter of 2016, we sold our unpatented mining claims located in Utah for $150 and a 2% net smelter return royalty on any future production from said claims. This resulted in a realized gain of $150.

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

There were no similar transactions during the year ended December 31, 2014.

Write-down value-added tax receivable

For the year ended December 31, 2015, we incurred a non-cash write-down associated with value-added tax (“VAT”) receivable in Mexico of $572. The Mexican tax authorities have denied our claim for the VAT recovery; we are contesting their position.  No similar write-down occurred during the years ended December 31, 2016 or 2014.

Write-down of Amayapampa interest

In December 2014, the owner of the Amayapampa gold project completed the sale of 100% of the project to a private investor. Accordingly, at that time, we evaluated the carrying value of our interest in Amayapampa. Given the frequency of ownership changes over the past several years, the conditions in the gold market, and the political climate in Bolivia, we concluded that there was no more than a remote possibility that the Amayapampa project would be successfully developed and operated within the foreseeable future; and an impairment amount equal to the $4,813 carrying value was included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended December 31, 2014. There were no similar charges for the year ended December 31, 2016 or 2015.

Write-down of mineral properties

During 2014, we completed a review of the permitting process and probable impediments to developing the Long Valley gold project, and concluded that the permitting process could consume significant resources and last for a protracted period of time. Accordingly, we determined that we would not advance the project.  As a result, an impairment amount equal to the $750 carrying value was taken for the year ended December 31, 2014. There were no similar charges for the years ended December 31, 2016 or 2015.

Non-operating income and expenses

Gain/(loss) on Other Investments

Gain/(loss) on other investments was $3,196, $(1,593) and $(4,112) for the years ended December 31, 2016, 2015 and 2014, respectively.  These amounts are the result of changes in fair value of our Midas Gold Shares.  The 2015 loss includes a realized loss of $348 on the sale of 8,000,000 Midas Gold Shares; the 2014 loss is net of a realized gain of $155 on the sale of 16,000,000 Midas Gold Shares.  There were no similar sales during the year ended December 31, 2016.

Research and development grant

During the year ended December 31, 2016 and 2015, the Company received Research & Development (“R&D”) Tax Incentive payments totaling $1,295 and $10,220, respectively, net of costs to prepare and file. These amounts were paid under the Australian Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia; and relate to costs we incurred during the 2012, 2013, 2014 and 2015 fiscal years for qualifying R&D programs.

This R&D Tax Incentive program is a self-assessment process, and as such, the Australian Government has the right to review the qualifying programs and expenditures for a period of four years.

There were no similar grants for the year ended December 31, 2014.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash provided by/(used in) operating activities was $(5,024), $3,009 and $(7,058) for the years ended December 31, 2016, 2015, and 2014, respectively.  These amounts in 2016 and 2015 include grants totaling $1,295 and $10,220, net of costs to prepare and file, respectively, from the Government of Australia related to research and development expenditures we incurred in 2012 through 2015.  Other factors that contributed to the positive year-over-year change are discussed in “Results from Operations” above.

Investing Activities

Net cash of $9,872 for the year ended December 31, 2016 was primarily used for the purchase of short-term investments comprised of U.S. Government Treasury bills and notes, net of redemptions.

Cash provided by investing activities for the year ended December 31, 2015 was comprised of proceeds received from the Los Cardones Sale (defined in “Note 4 of the Consolidated Financial Statements”  below) of $2,994 net of legal costs, the Guadalupe de los Reyes Option Agreement (defined in “Item 2: Properties” above) of $496 net of legal costs, and the sale of 8,000,000 Midas Gold Shares for net proceeds of $2,772.  $11,990 was used to purchase short-term investments comprised of U.S. and Australian Government Treasury bills, net of redemptions.

Net cash provided by investing activities of $11,641 for the year ended December 31, 2014 was primarily due to the sale of 16,000,000 Midas Gold Shares for net proceeds of $10,560 and $1,028 received from the Los Cardones sale and the Guadalupe de los Reyes Option Agreement.

Financing Activities

Net cash of $15,898 was provided by financing activities, $15,883 of which, was provided by the 2016 Offering and $15 of which was provided by the exercise of stock options.

There were no cash transactions from financing activities during year ended December 31, 2015.

Net cash used in financing activities was $6,344 for the year ended December 31, 2014 was a result of the repayment of a loan facility entered into in 2013.

Liquidity and Capital Resources

Cash flows generated during the year ended December 31, 2016 included net proceeds of $15,883 from the 2016 Offering and the receipt of grants totaling $1,295, net of costs to prepare and file, from the Government of Australia related to the R&D Tax Incentive for qualifying R&D expenditures we incurred in 2014 and 2015.  Our cash and short-term investments as of December 31, 2016 increased to $23,879 from $12,892 at December 31, 2015; and our net working capital increased to $28,438 as at December 31, 2016 from $14,399 at December 31, 2015 due mainly to these transactions.

With the completion of our the 2016 Offering, we believe we are well funded, with sufficient working capital to cover our fixed costs (those cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities), which are expected to average $1,400 to $1,600 per quarter, for several years (depending on the timing and scope of discretionary and permitting programs); to continue to execute selected discretionary programs intended to optimize and add value to Mt Todd; and to complete all of the critical milestones, including permitting, necessary to advance the Mt Todd project to the point of a development decision.

Potential future sources of non-dilutive financing include the sale of our used mill equipment and other non-core assets such as Guadalupe de los Reyes (described in “Item 2: Properties” above); and, depending on market conditions, the sale of some or all of our remaining common shares of Midas Gold Corp. (“Midas Gold Shares”).  R&D grants from the Government of Australia, if any, are not expected to be material in 2017.

The continuing long-term viability of the Company is dependent upon our ability to secure sufficient funding and ultimately to generate future profits from operations or sales of assets. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment in our Consolidated Balance Sheets are dependent on our ability to fund exploration and development activities that could lead to profitable production or proceeds from the disposition of these assets.

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2016
	Total	Level 1	Level 3
Marketable securities	$109	$109	$—
Other investments (Midas Gold Shares)	4,994	4,994	—
Used mill equipment (non-recurring)	6,500	—	6,500

	Fair value at December 31, 2015
	Total	Level 1	Level 3
Marketable securities	$61	$61	—
Other investments (Midas Gold Shares)	1,798	1,798	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Consolidated Balance Sheets for each period presented.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2016 and 2015 was based on an independent third party valuation. The mill equipment is included in plant and equipment on the Consolidated Balance Sheets for each period presented.

There were no transfers between levels nor were there any changes in valuation techniques in 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Contractual Obligations

During November 2015, we entered into a two-year lease agreement to store our used mill equipment.  Monthly rent for the term of the lease is C$18 ($13).

Summary of Quarterly Results

	4th quarter	3rd quarter	2nd quarter	1st quarter
2016
Revenue	$—	$—	$—	$—
Net income/(loss)	(1,973)	(2,083)	1,637	(714)
Basic income/(loss) per share	(0.03)	(0.02)	0.02	(0.01)
2015
Revenue	—	—	—	—
Net income/(loss)	(2,167)	536	3,589	(947)
Basic income/(loss) per share	(0.03)	0.01	0.04	(0.01)

Critical Accounting Policies and Recent Accounting Pronouncements

Critical accounting policies

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions are: the fair value and accounting treatment of financial instruments including marketable securities; useful lives of assets for asset depreciation purposes; valuation allowances for deferred tax assets; the fair value and accounting treatment of stock-based compensation; the provision for environmental liabilities; and asset impairments (including impairments long-lived assets and investments). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will likely differ from the amounts estimated in these financial statements.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and government securities with maturities of three months or less when purchased.  Because of the short maturity of these investments, the carrying amounts approximate their fair value

Foreign Currency Transactions

Our functional currency is the U.S. dollar. Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other expense. For each of the years ended December 31, 2016 and 2015, we recorded insignificant net foreign currency gains/(losses).

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

Our financial instruments include cash and cash equivalents, marketable securities, short-term investments, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, short-term investments, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market and included in Level 1

of the fair value hierarchy.   Our other investments, comprised of Midas Gold Shares, is accounted for using the fair value option based on quoted market prices in an active market and is included in Level 1 of the fair value hierarchy.

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

Recent accounting pronouncements

Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (Accounting Standard Update 2016-09)

In March 2016, the Financial Accounting Standards Board issued guidance related to accounting for stock-based compensation which is intended to improve the accounting for employee share-based payments and which affects all organizations that issue share-based payment awards to their employees.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. For the year ended December 31, 2016, we adopted this guidance which did not have a material impact on our financial statements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We operate in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration.  The value of our properties, as well as our investment in Midas Gold shares, is closely related to the price of gold, and changes in the price of gold could affect the value of, and/or our ability to generate revenue from, these assets.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for and supply of gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. Because of these dynamics, it is extremely difficult to predict the future market value of gold with any certainty.

Our principal gold project is located in Australia, consequently we are subject to Australian dollar currency fluctuations. We do not engage in currency hedging to offset any risk of currency fluctuations.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework in 2013. Based upon its assessment, management concluded that, at December 31, 2016, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting at December 31, 2016 has been audited by EKS&H LLLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Vista Gold Corp.

Littleton, Colorado

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, 2015, and 2014. We have also audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vista Gold Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

EKS&H LLLP

February 22, 2017

Denver, Colorado

VISTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	December 31,	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$1,904	$902
Short-term investments (Note 3)	21,975	11,990
Other investments, at fair value (Note 3)	4,994	1,798
Other current assets	648	512
Total current assets	29,521	15,202

Non-current assets:
Mineral properties (Note 4)	3,874	3,874
Plant and equipment, net (Note 5)	8,213	8,792
Total non-current assets	12,087	12,666
Total assets	$41,608	$27,868

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$252	$115
Accrued liabilities and other	481	688
Provision for environmental liability (Note 15)	350	-
Total current liabilities	1,083	803
Total liabilities	1,083	803

Commitments and contingencies – (Note 8)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2016 - 97,786,608 and 2015 - 82,883,562 (Note 6)	455,443	438,900
Accumulated other comprehensive income/(loss)	15	(35)
Accumulated deficit	(414,933)	(411,800)
Total shareholders' equity	40,525	27,065
Total liabilities and shareholders' equity	$41,608	$27,868

Approved by the Board of Directors

/s/ Tracy A. Stevenson	/s/ John M. Clark
Tracy A. Stevenson	John M. Clark
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
Operating expense:
Exploration, property evaluation and holding costs	$(4,303)	$(4,265)	$(3,991)
Corporate administration	(2,944)	(3,888)	(3,798)
Depreciation and amortization	(618)	(694)	(863)
Gain on disposal of mineral property, net (Note 4)	150	1,958	—
Write-down of mineral property (Note 4)	—	—	(750)
Write-down of Amayapampa interest (Note 9)	—	—	(4,813)
Write-down of value-added tax receivable	—	(572)	—
Total operating expense	(7,715)	(7,461)	(14,215)

Non-operating income/(expense):
Gain on sale of marketable securities	—	12	24
Gain/(loss) on other investments (Note 3)	3,196	(1,593)	(4,112)
Write-down of marketable securities and long-term investments	—	—	(138)
Research and development grant, net (Note 10)	1,295	10,220	—
Interest income	57	31	10
Interest expense	—	—	(78)
Other income/(expense)	34	(198)	(417)
Total non-operating income/(expense)	4,582	8,472	(4,711)

Net income/(loss)	$(3,133)	$1,011	$(18,926)

Other comprehensive income/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	50	(46)	70
Comprehensive income/(loss)	$(3,083)	$965	$(18,856)

Basic:
Weighted average number of shares outstanding	89,064,260	82,571,182	82,294,331
Net income/(loss) per share	$(0.04)	$0.01	$(0.23)

Diluted:
Weighted average number of shares outstanding	89,064,260	83,755,080	82,294,331
Net income/(loss) per share	$(0.04)	$0.01	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except share amounts)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders'
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2013	82,275,217	$436,957	$(393,885)	$(59)	$43,013

Shares issued (RSUs vested)	115,000	—	—	—	—
Stock-based compensation	—	1,126	—	—	1,126
Other comprehensive loss	—	—	—	70	70
Net loss	—	—	(18,926)	—	(18,926)
Balances at December 31, 2014	82,390,217	$438,083	$(412,811)	$11	$25,283

Shares issued (RSUs vested)	493,345	—	—	—	—
Stock-based compensation	—	817	—	—	817
Other comprehensive loss	—	—	—	(46)	(46)
Net income	—	—	1,011	—	1,011
Balances at December 31, 2015	82,883,562	$438,900	$(411,800)	$(35)	$27,065

Units issued (net of offering costs of $1,425)(Note 6)	12,362,500	15,883	—	—	15,883
Shares issued (RSUs vested/options exercised)	2,540,546	15	—	—	15
Stock-based compensation	—	645	—	—	645
Other comprehensive income	—	—	—	50	50
Net loss	—	—	(3,133)	—	(3,133)
Balances at December 31, 2016	97,786,608	$455,443	$(414,933)	$15	$40,525

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income/(loss) for the period	$(3,133)	$1,011	$(18,926)
Adjustments to reconcile net income/(loss) for the period to net provided by/(cash used) in operations:
Depreciation and amortization	618	694	863
Stock-based compensation	645	817	1,126
Gain on disposal of marketable securities	—	(12)	(24)
Write-down of marketable securities and long-term investments	—	—	138
Gain on disposal of mineral property	(150)	(1,958)	—
Write-down of value-added tax receivable	—	572	—
Write-down of non-current assets	—	—	5,563
(Gain)/loss on other investments	(3,196)	1,593	4,112
Other non-cash items	—	—	(162)
Change in working capital account items:
Other current assets	(88)	316	492
Provision for environmental liability	350	—	—
Accounts payable, accrued liabilities and other	(70)	(24)	(240)
Net cash provided by/(used in) operating activities	(5,024)	3,009	(7,058)
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	41	60
Proceeds from sale of other investments, net	—	2,772	10,560
Acquisition of short-term investments, net of dispositions	(9,985)	(11,990)	—
Additions to plant and equipment	(37)	(134)	(7)
Proceeds from option/sale agreements, net	150	3,490	1,028
Net cash provided by/(used) in investing activities	(9,872)	(5,821)	11,641
Cash flows from financing activities:
Proceeds from equity financings, net	15,883	—	—
Repayment of debt	—	—	(6,344)
Proceeds from exercise of stock options	15	—	—
Net cash provided by/(used in) financing activities	15,898	—	(6,344)

Net increase/(decrease) in cash and cash equivalents	1,002	(2,812)	(1,761)
Cash and cash equivalents, beginning of period	902	3,714	5,475
Cash and cash equivalents, end of period	$1,904	$902	$3,714

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

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions are: the fair value and accounting treatment of financial instruments including marketable securities; useful lives of assets for asset depreciation purposes; valuation allowances for deferred tax assets; the fair value and accounting treatment of stock-based compensation; the provision for environmental liabilities; and asset impairments (including impairments long-lived assets and investments). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will likely differ from the amounts estimated in these financial statements.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and government securities with maturities of three months or less when purchased.  Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Foreign Currency Transactions

Our functional currency is the U.S. dollar.  Gains and losses resulting from foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date in other expense. For each of the years ended December 31, 2016, 2015 and 2014, we recorded insignificant net foreign currency gains/(losses).

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

Our financial instruments include cash and cash equivalents, marketable securities, short-term investments, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, short-term investments, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market and included in Level 1 of the fair value hierarchy.   Our other investments, comprised of Midas Gold Shares, is accounted for using the fair value option based on quoted market prices in an active market and is included in Level 1 of the fair value hierarchy.

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

Recent accounting pronouncements

Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (Accounting Standard Update 2016-09)

In March 2016, the Financial Accounting Standards Board issued guidance related to accounting for stock-based compensation which is intended to improve the accounting for employee share-based payments and which affects all organizations that issue share-based payment awards to their employees.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. For the year ended December 31, 2016, we adopted this guidance which did not have a material impact on our financial statements.

3. Other Investments

Short-term investments

As of December 31, 2016 and 2015, the amortized cost basis of our short-term investments was $21,975 and $11,990, respectively. The amortized cost basis approximates fair value at December 31, 2016 and 2015. Short-term investments at December 31, 2016 are comprised of U.S. government treasury bills and/or notes, while short-term investments at December 31, 2015 were comprised of U.S. government and Australian treasury bills and/or notes, all of which have maturity dates greater than 90 days but less than one year.

Other investments - Midas Gold Shares

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

The following table summarizes our investment in Midas Gold Shares as at December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
Fair value at beginning of period	$1,798	$6,163
Sale of Midas Gold Shares, net of costs to sell	—	(2,772)
Gain/(loss) during the period	3,196	(1,593)
Fair value at end of period	$4,994	$1,798

Midas Gold Shares held at the end of the period	7,802,615	7,802,615

4. Mineral Properties

	At December 31, 2016	At December 31, 2015
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	1,728	1,728
	$3,874	$3,874

Guadalupe de los Reyes

During April 2014, Minera Gold Stake S.A. de C.V. (“MGS”), Vista’s wholly-owned subsidiary, entered into a definitive option agreement (the “Option Agreement”) to option a 70% interest in the Guadalupe de los Reyes gold/silver project in Sinaloa, Mexico to Great Panther Silver Limited (formerly Cangold Limited) (“Great Panther”) for consideration of  $5,000 in five payments over a three-year period, with payments totaling $1,000 in the first year ($500 received in 2014 and $496 net of legal costs was received in March 2015), $1,500 due in February 2016 (postponed from January 2016) and $2,500 due in January 2017. The Option Agreement provided that all cash payments are non-

refundable and optional to Great Panther, and in the event Great Panther failed to pay any of the required amounts on the scheduled dates or failed to comply with its other obligations, the Option Agreement would terminate and Great Panther would have no interest in the Guadalupe de los Reyes gold/silver project.

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

Long Valley

We acquired the Long Valley gold project in 2003.  During 2014, we completed a review of the permitting process and probable impediments to developing the project, and concluded that the permitting process could consume significant resources and last for a protracted period of time. Accordingly, we do not plan to advance this project in the foreseeable future. As a result, an impairment amount equal to the $750 carrying value has been included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended December 31, 2014.

Utah Claims

During 2016 we sold unpatented mining claims located in Utah for $150 and a 2% net smelter return royalty on any future production from said claims.  This resulted in a realized gain of $150.

5. Plant and Equipment

	December 31, 2016			December 31, 2015
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,654	$3,944	$1,710	$5,617	$3,346	$2,271
Guadalupe de los Reyes, Mexico	14	11	3	17	9	8
Corporate, United States	333	333	—	403	390	13
Used mill equipment, Canada	6,500	—	6,500	6,500	—	6,500
	$12,501	$4,288	$8,213	$12,537	$3,745	$8,792

We continue to actively market the used mill equipment, however, we do not classify it as ‘held for sale’ on our balance sheet as of December 31, 2016 or 2015 as we do not have reasonable assurance that the mill equipment will sell within 12 months.  We are not currently depreciating the used mill equipment as we continue to market it and it is not in use.

6. Common Shares

Public Offering, August 2016

During August 2016, we closed a public offering of 12,362,500 units (the “Units”), which included 1,612,500 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, for net proceeds of $15,883 (the “2016 Offering”).  Each Unit consisted of one common share in the capital of the Company (“Common Share”) and one-half of one Common Share purchase warrant (each full warrant, a “2016 Warrant”). A total of 6,514,625 2016 Warrants were issued, including 333,375 broker warrants issued to the underwriters. Each 2016 Warrant entitles the holder thereof to purchase one Common Share at a price of $1.92 per Common Share (subject to adjustment in certain circumstances) and is exercisable for a period of 36 months from the closing of the 2016 Offering. The 2016 Warrants, which are classified as equity, had a fair value of $3,320 at the time of the 2016 Offering. The fair value of 2016 Warrants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions: 1) expected volatility of 89%, 2) risk-free rate of 0.86%, 3) expected life of 3 years, and 4) stock price on the issue date of $1.13 per Common Share.

Other Share Issuances

During the years ended December 31, 2016, 2015 and 2014, we issued 2,540,546, 493,345 and 115,000 common shares, respectively, in connection with the vesting of RSUs and/or stock option exercises.

Warrants

Warrant activity is summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2013	19,977,743	$4.63	1.6	$—
Expired (issued as part of equity financing completed in 2012)	(4,757,941)
As of December 31, 2014	15,219,802	$5.00	0.8	$—
Expired (issued as part of equity financing completed in 2010)	(15,219,802)
As of December 31, 2015	—	$—	—	$—
Issued	6,514,625	1.92	2.6	—
As of December 31, 2016	6,514,625	$1.92	2.6	$—

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or RSUs or restricted stock awards to our directors, officers, employees and consultants.  The combined maximum number of our Common Shares that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis. Options and RSUs under the Plan and LTIP, respectively, are granted from time to time at the discretion of the Board, with vesting periods and other terms as determined by the Board.  Stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Stock options	$23	$8	$160
Restricted stock units	622	809	966
	$645	$817	$1,126

As of December 31, 2016, stock options and RSUs had unrecognized compensation expense of $39 and $582, respectively, which is expected to be recognized over a weighted average period of 1.23 and 1.4 years, respectively.

Stock Options

A summary of option activity under the Plan as of December 31, 2016, 2015 and 2014 and changes during the period then ended is set forth in the following table:

		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	options	per option	contractual term	value
Outstanding - December 31, 2013	2,882,500	$1.79	3.07	$54
Granted	175,000	0.52		—
Cancelled/Forfeited	(125,000)	3.16		—
Expired	(675,000)	1.85		—
Outstanding - December 31, 2014	2,257,500	1.60	3.02	—
Outstanding - December 31, 2015	2,257,500	1.60	2.02	—
Granted	50,000	1.11		—
Exercised	(65,500)	0.39		42
Expired	(697,500)	2.91		—
Outstanding - December 31, 2016	1,544,500	$1.05	1.79	$626

Exercisable - December 31, 2016	1,248,250	$1.18	1.64	$480

A summary of our unvested stock options as of December 31, 2016, 2015 and 2014 and changes during the period then ended is set forth in the following table:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(Years)
Unvested - December 31, 2013	738,750	$0.22	4.99
Granted	175,000	0.30
Vested	(667,500)	0.24
Unvested - December 31, 2014	246,250	0.22	3.99
Unvested - December 31, 2015	246,250	0.22	3.00
Granted	50,000	0.69
Unvested - December 31, 2016	296,250	0.49	1.23

The fair value of stock options granted during the years ended December 31, 2016 and 2014 (no stock options were granted for the year ended December 31, 2015) to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	77.68%	—%	69.17%
Risk-free interest rate	1.12%	—%	1.75%
Expected life (years)	5	—	5
Dividend yield	N/A	—	N/A
Forfeiture assumption	0%	—%	10%

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

Restricted Stock Units

The following table summarizes the RSU activity under the LTIP as of December 31, 2016, 2015 and 2014 and changes during the years then ended:

		Weighted average
	Number	grant-date fair
	of units	value per unit
Unvested - December 31, 2013	2,594,464	$2.00
Cancelled/forfeited	(865,635)	3.42
Vested	(115,000)	3.84
Granted	2,079,000	0.46
Unvested - December 31, 2014	3,692,829	$0.74
Cancelled/forfeited	(841,038)	0.73
Vested	(493,345)	1.62
Granted	1,727,000	0.27
Unvested - December 31, 2015	4,085,446	$0.44
Vested	(2,475,046)	0.32
Granted	1,057,987	0.84
Unvested - December 31, 2016	2,668,387	$0.49

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date.  Other RSU awards vest subject to certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance.  The vesting period for all RSUs is at least one year.

Weighted Average Common Shares

	At December 31,
	2016	2015	2014
Basic common shares	89,064,260	82,571,182	82,294,331
Effect of dilutive stock-based awards	—	1,183,898	—
Diluted common shares	89,064,260	83,755,080	82,294,331

Stock options to purchase 1,544,500 common shares, unvested RSUs representing 2,668,387 common shares and 6,514,625 warrants were outstanding at December 31, 2016 but were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.  Stock options to purchase 2,257,500 common shares and unvested RSUs representing 2,901,548 common shares were outstanding at December 31, 2015 but were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.  Stock options to purchase 2,257,500 common shares, unvested RSUs representing 3,692,829 common shares, and warrants to purchase 15,219,802 common shares were outstanding at December 31, 2014 but were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.

7. Accumulated Other Comprehensive Income/(Loss)

		Accumulated
	Accumulated	other comprehensive
	other comprehensive	income/(loss),
	income/(loss)	net of tax
As of December 31, 2014	$11	$10
Other comprehensive loss due to change in fair market value of marketable securities during period before reclassifications	(34)	(29)
Reclassifications due to realization of gain on sale of marketable securities (1)	(12)	(10)
As of December 31, 2015	$(35)	$(29)
Other comprehensive gain due to change in fair market value of marketable securities during period	50	43
As of December 31, 2016	$15	$14

(1)	Reclassified to gain/(loss) on sale of marketable securities on the Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss).

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

9. Amayapampa Interest

In December 2014, the owner of the Amayapampa gold project completed the sale of 100% of the project to a private investor. Accordingly, we evaluated the carrying value of our interest in Amayapampa, comprised of a right to receive an NSR royalty on future gold production, if any, plus certain additional cash payments if the project successfully starts commercial production. Given the frequency of ownership changes over the past several years, the conditions in gold market, and the political climate in Bolivia, we concluded that there was no more than a remote possibility that the Amayapampa project will be successfully developed and operated within the foreseeable future and that the asset was fully impaired, an impairment amount equal to the $4,813 carrying value was included in our Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the year ended December 31, 2014.

10.  Research and Development Grant

The Company received Research & Development (“R&D”) Tax Incentive refunds, net of costs to prepare and file, paid under the Australian Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia.  These refunds are related to costs we incurred during the 2012 through 2015 fiscal years for qualifying R&D programs. The R&D Tax Incentive Program is a self-assessment process, and as such, the Australian Government has the right to audit the qualifying programs and expenditures for a period of four years. If such a review were to occur, and as a result of the review and failure of a related appeal a qualified program and related expenditures were disqualified, the respective R&D grant could be recalled with penalties and interest. As of December 31, 2016, the Australian Government has not requested a review.

11.  Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2016
	Total	Level 1	Level 3
Marketable securities	$109	$109	$—
Other investments (Midas Gold Shares)	4,994	4,994	—
Used mill equipment (non-recurring)	6,500	—	6,500

	Fair value at December 31, 2015
	Total	Level 1	Level 3
Marketable securities	$61	$61	$—
Other investments (Midas Gold Shares)	1,798	1,798	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Consolidated Balance Sheets for each period presented.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2016 and 2015 was based on an independent third party valuation. The mill equipment is included in plant and equipment on the Consolidated Balance Sheets for each period presented.

There were no transfers between levels nor were there any changes in valuation methods in 2016.

12. Supplemental Cash Flow Information and Material Non-Cash Transactions

As of December 31, 2016, 2015 and 2014, all of our cash was held in liquid bank deposits and/or government treasury bills in the Unites States and Australia.

There were no significant non-cash transactions for the year ended December 31, 2016, 2015 or 2014.

During the years ended December 31, 2014, we paid interest associated with the 2013 Facility of $78.

13. Income Taxes

The Company’s U.S. and foreign source income/(loss) is as follows:

	Years ended December 31,
	2016	2015	2014
U.S.	$1,219	$(3,297)	$(6,705)
Canada	(1,395)	(121)	(7,750)
Other Foreign	(2,957)	4,429	(4,471)
	$(3,133)	$1,011	$(18,926)

During the years ended December 31, 2016, 2015 and 2014, the Company has recognized ‘nil’ current and  deferred income tax expense or benefit in each of the US, Canadian, and other foreign jurisdictions, due to full valuation allowances within each jurisdiction.

Rate Reconciliation

A reconciliation of the combined income taxes at the statutory rates and the Company’s effective income tax benefit is as follows:

	Years ended December 31,
	2016	2015	2014
Income taxed at statutory rates	$(1,226)	$392	$(7,314)
Increase (decrease) in taxes from:
Stock-based compensation	(382)	32	41
Other adjustments	15	27	5
Adjustment due to capital transactions		(119)	—
R&D grant	5,936	5,366	—
Prior year provision to actual adjustments	(4,269)	(2,894)	(4,511)
Differences in tax rates	524	(368)	541
Effect of foreign exchange	379	350	276
Expiration of NOLs	-	231	189
Change in valuation allowance	(977)	(3,017)	10,773
Income tax (benefit)/expense	$—	$—	$—

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities as at December 31 are as follows:

	December 31,
	2016	2015	2014
Deferred income tax assets
Excess tax basis over book basis of property, plant and equipment	$7,773	$7,785	$7,893
Marketable securities	713	862	798
Operating loss carryforwards	27,943	26,464	35,001
Capital loss carryforwards	13,469	13,463	10,212
Other	1,783	2,725	2,891
Total future tax assets	51,681	51,299	56,795
Valuation allowance for future tax assets	(50,209)	(50,816)	(54,397)
	1,472	483	2,398
Deferred income tax liabilities
Other investments	1,472	483	1,916
Amayapampa disposal consideration	—	—	482
	1,472	483	2,398

Total Deferred Taxes	$—	$—	$—

Valuation Allowance on Canadian and Foreign Tax Assets

We establish a valuation allowance against the future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized.  The valuation allowance of $50,209, $50,816, and $54,397 at December 31, 2016, 2015 and 2014, respectively, relates mainly to net operating loss carryforwards, in Canada and other foreign tax jurisdictions, where the utilization of such attributes is not more likely than not.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

Loss Carryforwards

The Company has available income tax losses of $67,822, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

	Noncapital Canada (1)	U.S.	Mexico	Barbados	Total
2016	$—	$—	$—	$(2)	$(2)
2017	—	—	—	(1)	(1)
2018	—	—	—	(6)	(6)
2019	—	—	—	(20)	(20)
2020	—	—	—	(42)	(42)
2021	—	—	—	(20)	(20)
2022	—	—	(5,511)	(31)	(5,542)
2023	—	—	(302)	(23)	(325)
2024	—	—	—	(4)	(4)
2025	—	—	—	(6)	(6)
2026	(1,027)	—	—	—	(1,027)
2027	(847)	(1,287)	—	—	(2,134)
2028	(5,245)	(1,719)	—	—	(6,964)
2029	(4,022)	(1,970)	—	—	(5,992)
2030	(5,032)	(1,827)	—	—	(6,859)
2031	(3,806)	(3,407)	—	—	(7,213)
2032	(6,397)	(2,323)	—	—	(8,720)
2033	(6,076)	(3,098)	—	—	(9,174)
2034	(4,420)	(2,824)	—	—	(7,244)
2035	(3,729)	—			(3,729)
2036	(2,798)	—			(2,798)
	$(43,399)	$(18,455)	$(5,813)	$(155)	$(67,822)

(1)	Canadian capital loss carryforwards of $55,367 and Australian NOLs of $25,909, which do not expire and are therefore not included above.

During 2016, an income tax benefit and the corresponding valuation allowance of $370 related to share-issuance cost was recorded directly to equity.

Accounting for uncertainty in taxes

Accounting Standards Codification Topic 740 guidance requires that the Company evaluate all income tax positions taken, and recognize a liability for any uncertain tax positions that are not more likely than not to be sustained by the tax authorities.  As of December 31, 2016, the Company believes it has no liability for unrecognized tax positions.  If the Company were to determine there were any uncertain tax positions, the Company would recognize the liability and related interest and penalties within income tax expense.

Tax statute of limitations

The Company files income tax returns in Canada, U.S. federal and state jurisdictions and other foreign jurisdictions.  There are currently no tax examinations underway for these jurisdictions.  Furthermore, the Company is no longer subject to Canadian tax examinations by the Canadian Revenue Authority for years ended on or before December 31, 2013 or U.S. federal income tax examinations by the Internal Revenue Service for years ended on or before December 31, 2013.  Some U.S. state and other foreign jurisdictions are still subject for tax examination for years ended on or before December 31, 2012.

Although certain tax years are closed under the statute of limitations, tax authorities can still adjust losses being carried forward into open years.

14. Geographic and Segment information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the years ended December 31, 2016, 2015 and 2014.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

15. Provision for Environmental Liability

The Province of British Columbia Ministry of Energy and Mines (“MEM”) has requested that the Company prepare and present to MEM a reclamation plan for closure and abandonment of certain mining claims in British Columbia which the Company had disposed of in 1996.  Assuming no other potentially responsible parties are identified and based on preliminary estimates of the reclamation costs, we have accrued $350 on an undiscounted basis, which has been included in Exploration, property evaluation and holding costs.  It is possible that this estimate may change.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2016, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our executive officers, directors, Audit Committee, corporate governance, compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm.

2.	Report of Independent Registered Public Accounting Firm.

3.	Consolidated Balance Sheets – At December 31, 2016 and 2015.

4.	Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) – Years ended December 31, 2016, 2015 and 2014.

5.	Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015 and 2014.

6.	Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2016, 2015 and 2014.

7.	Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data”.

Financial Statement Schedules

No other financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Financial Statements and Supplementary Data”.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K dated June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Company’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K dated June 12, 2013and incorporated herein by reference (File No. 1-9025)
4.01	Warrant Indenture dated August 8, 2016, previously filed as Exhibit 4.1 to the Company’s Form 8-K dated August 8, 2016 and incorporated herein by reference (File No. 1-9025)
10.01*	Amended Stock Option Plan of Vista Gold filed as Appendix F to the Company’s Proxy Statement on March 20, 2015 and incorporated herein by reference (File No. 1-9025)
10.02*	Amended Long Term Equity Incentive Plan of Vista Gold filed as Appendix E to the Company’s Proxy Statement on March 20, 2015 and incorporated herein by reference (File No. 1-9025)
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
10.21

Agency Agreement between the Company and a certain agent relating to the sale of shares of Midas Gold Corp. dated February 5, 2014, previously filed as Exhibit 10.2 to the Company’s Form 10-Q dated May 2, 2014 and incorporated herein by reference (File No. 1-9025)

10.22

Finder’s Fee Agreement between the Company and a certain finder relating to the sale of shares of Midas Gold Corp. dated February 14, 2014, previously filed as Exhibit 10.3 to the Corporation’s Form 10-Q dated May 2, 2014 and incorporated herein by reference (File No. 1-9025)

10.23*	Earnest Amendment Agreement, dated March 12, 2014, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated March 14, 2014 and incorporated herein by reference (File No. 1-9025)
10.24*	Engele Amendment Agreement, dated March 12, 2014, previously filed as Exhibit 10.2 to the Company’s Form 8-K dated March 14, 2014 and incorporated herein by reference (File No. 1-9025)
10.25	Option Agreement – Guadalupe de los Reyes filed as Exhibit 10.1 to the Company’s Form 8-K dated April 17, 2014 and incorporated herein by reference (File No. 1-9025)
10.26

Second Amending Agreement between the Company and RPG Structured Finance S.á.R.L, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated July 31, 2014 and incorporated herein by reference (File No. 1-9025)

10.27

Third Amending Agreement between the Company and RPG Structured Finance S.á.R.L, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated February 2, 2015 and incorporated herein by reference (File No. 1-9025)

10.27

Agency Agreement with Haywood Securities Inc. dated February 24, 2015,  previously filed as Exhibit 10.1 to the Company’s Form 8-K dated March 2, 2015 and incorporated herein by reference (File No. 1-9025)

10.29

Finders Agreement with Global Market Development LLC, dated February 25, 2015, previously filed as Exhibit 10.2 to the Company’s Form 8-K dated March 2, 2015 and incorporated herein by reference (File No. 1-9025)

10.30*	Earnest Amendment Agreement dated January 1, 2016, previously filed as Exhibit 10.30 to the Company’s Form 10-K dated February 26, 2016 and incorporated herein by reference (File No. 1-9025)
10.31*	Engele Amendment Agreement dated January 1, 2016, previously filed as Exhibit 10.30 to the Company’s Form 10-K dated February 26, 2016 and incorporated herein by reference (File No. 1-9025)
10.32*	Rozelle Amendment Agreement dated January 1, 2016, previously filed as Exhibit 10.30 to the Company’s Form 10-K dated February 26, 2016 and incorporated herein by reference (File No. 1-9025)
21	Subsidiaries of the Corporation
23.1	Consent of EKS&H LLLP, Denver, Independent Registered Public Accounting Firm
23.2	Consent of Tetra Tech, Inc.

23.3	Consent of Rex Bryan
23.4	Consent of Thomas Dyer
23.5	Consent of Jackie Blumberg
23.6	Consent of Deepak Malhotra
23.7	Consent of Benjamin Johnson
23.8	Consent of Nick Michael
23.9	Consent of David Richers
23.10	Consent of Keith Thompson
23.11	Consent of Lachlan Walker
23.12	Consent of Anthony Clark
23.13	Consent of John Rozelle
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

*     Management Contract or Compensatory Plan

1.

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)for the years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Balance Sheets at December 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: February 22, 2017	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: February 22, 2017	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: February 22, 2017	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: February 22, 2017	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Frederick H. Earnest Frederick H. Earnest	Director	February 22, 2017
* John M. Clark	Director	February 22, 2017
* C. Thomas Ogryzlo	Director	February 22, 2017
* Tracy Stevenson	Director	February 22, 2017
* W. Durand Eppler	Director	February 22, 2017
* Michael B. Richings	Director	February 22, 2017
* By: /s/ Frederick H. Earnest

Frederick H. Earnest, Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.