Form 10-Q
period 2017-03-31
VISTA GOLD CORP
filed 2017-04-28
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

      Large Accelerated Filer □   Accelerated Filer ☒  Non-Accelerated Filer □

Smaller Reporting Company  □  Emerging Growth Company  □



If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes □ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 98,196,308 common shares, without par value, outstanding as of April 26, 2017.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2017

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	March 31,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$1,360	$1,904
Short-term investments (Note 2)	20,484	21,975
Other investments, at fair value (Note 2)	4,682	4,994
Other current assets	633	648
Total current assets	27,159	29,521

Non-current assets:
Mineral properties (Note 3)	3,874	3,874
Plant and equipment, net (Note 4)	8,040	8,213
Total non-current assets	11,914	12,087
Total assets	$39,073	$41,608

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$164	$252
Accrued liabilities and other	655	481
Provision for environmental liability	336	350
Total current liabilities	1,155	1,083
Total liabilities	1,155	1,083

Commitments and contingencies – (Note 6)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2017 - 98,196,308 and 2016 - 97,786,608 (Note 5)	455,689	455,443
Accumulated other comprehensive income	9	15
Accumulated deficit	(417,780)	(414,933)
Total shareholders' equity	37,918	40,525
Total liabilities and shareholders' equity	$39,073	$41,608

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Operating expense:
Exploration, property evaluation and holding costs	$(1,752)	$(987)
Corporate administration	(1,021)	(1,088)
Depreciation and amortization	(169)	(153)
Gain on disposal of mineral property, net (Note 3)	358	150
Total operating expense	(2,584)	(2,078)

Non-operating income/(expense):
Gain/(loss) on other investments (Note 2)	(312)	543
Research and development grant, net (Note 9)	—	744
Interest income	50	12
Other income/(expense)	(1)	65
Total non-operating income/(expense)	(263)	1,364

Net loss	$(2,847)	$(714)

Other comprehensive loss:
Unrealized fair value increase/(decrease) on available-for-sale securities	(6)	17
Comprehensive loss	$(2,853)	$(697)

Basic:
Weighted average number of shares outstanding	97,894,661	82,888,987
Net loss per share	$(0.03)	$(0.01)

Diluted:
Weighted average number of shares outstanding	97,894,661	82,888,987
Net loss per share	$(0.03)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders'
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2015	82,883,562	$438,900	$(411,800)	$(35)	$27,065

Units issued (net of offering costs of $1,425)	12,362,500	15,883	—	—	15,883
Shares issued (RSUs vested/options exercised)	2,540,546	15	—	—	15
Stock-based compensation	—	645	—	—	645
Other comprehensive income	—	—	—	50	50
Net loss	—	—	(3,133)	—	(3,133)
Balances at December 31, 2016	97,786,608	$455,443	$(414,933)	$15	$40,525

Shares issued (RSUs vested)	409,700	—	—	—	—
Stock-based compensation	—	246	—	—	246
Other comprehensive loss	—	—	—	(6)	(6)
Net loss	—	—	(2,847)	—	(2,847)
Balances at March 31, 2017	98,196,308	$455,689	$(417,780)	$9	$37,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss for the period	$(2,847)	$(714)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	169	153
Stock-based compensation	246	142
Gain on disposal of mineral property	(358)	(150)
(Gain)/loss on other investments	312	(543)
Change in working capital account items:
Other current assets	13	(10)
Accounts payable, accrued liabilities and other	72	36
Net cash used in operating activities	(2,393)	(1,086)
Cash flows from investing activities:
Disposition of short-term investments, net of acquisitions	1,491	2,581
Proceeds from option/sale agreements, net	358	150
Net cash provided by investing activities	1,849	2,731
Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net increase/(decrease) in cash and cash equivalents	(544)	1,645
Cash and cash equivalents, beginning of period	1,904	902
Cash and cash equivalents, end of period	$1,360	$2,547

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”) in the Northern Territory (“NT”) Australia, where we are seeking approval of our final environmental authorization and evaluating potential material process improvements in anticipation of commencing an update of our July 2014 Preliminary Feasibility Study (“PFS”). We also hold 4.3% of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico and royalty interests in the United States and Indonesia.

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2016 as filed on February 22, 2017 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted.

References to C$ refer to Canadian currency, A$ to Australian currency and $ to United States currency.

2. Short-term and Other Investments

Short-term investments

As of March 31, 2017 and December 31, 2016, the amortized cost basis of our short-term investments was $20,484 and $21,975, respectively. The amortized cost basis approximates fair value at March 31, 2017 and December 31, 2016. Short-term investments at March 31, 2017 and December 31, 2016 are comprised of U.S. government treasury bills and/or notes, all of which have maturity dates greater than 90 days but less than one year.

Other investments - Midas Gold Shares

Upon initial recognition of our investment in the Midas Gold Shares, we elected to apply the fair value option, and as such, the investment in Midas Gold Shares is recorded at fair value in the Condensed Consolidated Balance Sheets. Subsequent changes in fair value are recorded in the Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) in the period in which they occur.

The following table summarizes our investment in Midas Gold Shares as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Fair value at beginning of period	$4,994	$1,798
Gain/(loss) during the period	(312)	3,196
Fair value at end of period	$4,682	$4,994

Midas Gold Shares held at the end of the period	7,802,615	7,802,615

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share and per option amounts unless otherwise noted)

3. Mineral Properties

	At March 31, 2017	At December 31, 2016
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	1,728	1,728
	$3,874	$3,874

Long Valley Claims

During the first quarter of 2017, we sold our Long Valley unpatented mining claims located in California for consideration, net of transaction costs, of $358 which was paid at closing; a future payment of $500 one month after the start of commercial production; a future payment of $500 on or prior to the first anniversary of the start of commercial production; and a  net smelter return royalty (“NSR”) on any future production from said claims at a variable rate between 0.5% and 2.0% depending on the average gold price realization. This resulted in a realized gain of $358 in the first quarter of 2017.

Utah Claims

During the first quarter of 2016, we sold our unpatented mining claims located in Utah for $150 and a 2% NSR on any future production from said claims. This resulted in a realized gain of $150 in the first quarter of 2016.

4. Plant and Equipment

	March 31, 2017			December 31, 2016
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,654	$4,114	$1,540	$5,654	$3,944	$1,710
Guadalupe de los Reyes, Mexico	—	—	—	14	11	3
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	6,500	—	6,500	6,500	—	6,500
	$12,487	$4,447	$8,040	$12,501	$4,288	$8,213

5. Common Shares

Warrants

Warrant activity is summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2016	6,514,625	$1.92	2.6	$—
As of March 31, 2017	6,514,625	$1.92	2.4	$—

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or restricted stock units (“RSUs”) or restricted stock awards to our directors, officers, employees and consultants.  The combined maximum number of our common shares (“Common Shares”) that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any one time.  Options and RSUs under the Plan and LTIP, respectively, are granted from time to time at the discretion of the Board of Directors of the Company (“Board”), with vesting periods and other terms as

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share and per option amounts unless otherwise noted)

determined by the Board.  Stock-based compensation expense for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Stock options	$12	$2
Restricted stock units	234	140
	$246	$142

As of March 31, 2017, stock options and RSUs had unrecognized compensation expense of $29 and $608, respectively, which is expected to be recognized over a weighted average period of 1.1 and 1.2 years, respectively.

Stock Options

A summary of options under the Plan as of March 31, 2017 is set forth in the following table:

		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	options	per option	contractual term	value
Outstanding - December 31, 2016	1,544,500	$1.05	1.8	$626
Outstanding - March 31, 2017	1,544,500	$1.05	1.6	$696

Exercisable - March 31, 2017	1,248,250	$1.18	1.4	$534

A summary of our unvested stock options as of March 31, 2017 is set forth in the following table:

Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(Years)
Unvested - December 31, 2016	296,250	$0.30	1.2
Unvested - March 31, 2017	296,250	$0.30	1.1

Restricted Stock Units

The following table summarizes the RSUs outstanding under the LTIP as of March 31, 2017:

		Weighted average
	Number	grant-date fair
	of units	value per unit
Unvested - December 31, 2016	2,668,387	$0.49
Cancelled/forfeited	(72,300)	0.52
Vested	(409,700)	0.52
Granted	225,000	0.97
Unvested - March 31, 2017	2,411,387	$0.53

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

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share and per option amounts unless otherwise noted)

6. Commitments and Contingencies

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. As such, the future expenditures that may be required for compliance with these laws and regulations cannot be predicted. We conduct our operations in an effort to minimize effects on the environment and believe our operations are in compliance with applicable laws and regulations in all material respects.

Under our agreement with the Jawoyn Association Aboriginal Corporation (the  “JAAC”), we must offer the JAAC the opportunity to establish a joint venture with Vista holding a 90% participating interest and the JAAC holding a 10% participating interest in Mt Todd. In addition, the JAAC will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current mining licenses, and a 1% NSR on other metals, subject to a minimum payment of A$50 per year.

During November 2015, we entered into a two-year lease agreement to store our used mill equipment.  Monthly rent for the term of the lease is C$18 ($13). This lease agreement was subsequently extended for an additional year on substantially the same terms.

7. Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at March 31, 2017
	Total	Level 1	Level 3
Marketable securities	$101	$101	$—
Other investments (Midas Gold Shares)	4,682	4,682	—

	Fair value at December 31, 2016
	Total	Level 1	Level 3
Marketable securities	$109	$109	$—
Other investments (Midas Gold Shares)	4,994	4,994	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2016 was based on an independent third party valuation. As of March 31, 2017, an independent third party evaluation was not deemed necessary.  The mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2017, nor have there been any changes in valuation techniques.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share and per option amounts unless otherwise noted)

8. Geographic and Segment Information

The Company has one reportable operating segment.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the three months ended March 31, 2017 and 2016.  Geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

9. Research and Development Grant

During the three months ended March 31, 2016, the Company received Research & Development (“R&D”) Tax Incentive refunds, net of costs to prepare and file, paid under the Australian Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia.  The R&D Tax Incentive Program is a self-assessment process, and as such, the Australian Government has the right to review the qualifying programs and expenditures for a period of four years. As of March 31, 2017, the Australian Government has not initiated a review.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2017, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

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

As one of the largest, undeveloped single-deposit gold projects in Australia, we believe Mt Todd is a highly strategic gold project with several potential paths to production. Our strong working capital position provides us the flexibility to advance work at Mt Todd and select a development strategy that we believe will  maximize shareholder value.

Results from Operations

Summary

Through March 31, 2017, we continued to effectively execute a strategy of strict cost control while completing selected discretionary programs that are expected to add value to Mt Todd.  As a result of an equity financing completed in 2016, we believe we are well funded, and we have no debt.

Consolidated net loss for the three months ended March 31, 2017 and 2016 was $2,847 and $714 or $0.03 and $0.01 per share, respectively.  The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,752 and $987 during the three months ended March 31, 2017 and 2016, respectively. These costs are predominantly associated with Mt Todd. For the three months ended March 31, 2017 and 2016, our fixed costs (which include cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) were substantially unchanged period over period, consistent with our expectations. During the first quarter of 2017, discretionary costs were incurred in completing the drilling program to generate approximately 20 tonnes of PQ (3.75 inch diameter) core from the Batman deposit.  The core will be used to complete additional feasibility-level metallurgical studies, with completion of those studies expected in the third quarter of 2017.  In addition, significant progress has been made in completion of a draft of the Mine Management Plan (“MMP”). The magnitude of discretionary programs during the three months ended March 31, 2016 was significantly lower than the discretionary programs during the three months ended March 31, 2017

Corporate administration

Corporate administration costs were $1,021 and $1,088 during the three months ended March 31, 2017 and 2016, respectively.  Corporate fixed cash costs were substantially unchanged year over year.

Gain on disposal of mineral property

Long Valley claims

During the first quarter of 2017, we sold our Long Valley unpatented mining claims located in California for consideration, net of transaction costs, of $358 which was paid at closing; a future payment of $500 one month after the start of commercial production; a future payment of $500 on or prior to the first anniversary of the start of commercial production; and a  net smelter return royalty (“NSR”) on any future production from said claims at a variable rate between 0.5% and 2.0% depending on the average gold price realization. This resulted in a realized gain of $358 in the first quarter of 2017.

Utah claims

During the first quarter of 2016, we sold our unpatented mining claims located in Utah for $150 and a 2% NSR on any future production from said claims. This resulted in a realized gain of $150 in the first quarter of 2016.

Non-operating income and expenses

Gain/(loss) on other investments

Gain/(loss) on other investments was $(312) and $543 for the three months ended March 31, 2017 and 2016, respectively.  These amounts are the result of changes in fair value of our Midas Gold Shares.

Research and development grant

During the three months ended March 2016, the Company received $744, net of costs to prepare and file, from the Australian Government related to R&D activities at Mt Todd.  These refunds are related to costs we incurred during the 2014 fiscal year for qualifying R&D programs. Grants in 2017, if any, are not expected to be material.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $2,393 and $1,086 for the three months ended March 31, 2017 and 2016, respectively.  Cash used in 2016 is net of grants totaling $744 from the Government of Australia related to R&D expenditures we incurred in 2014.  No similar grants were received in 2017. Other factors that contributed to the period over period change are those discussed in “Results from Operations” above.

Investing activities

Net cash of $1,849 and $2,731 for the months ended March 31, 2017 and 2016, respectively, was primarily provided by the disposition of short-term investments, net of acquisitions.

Financing activities

There were no cash transactions from financing activities during the three months ended March 31, 2017 or 2016.

Liquidity and capital resources

Our cash and short-term investments as of March 31, 2017 decreased to $21,844 from $23,879 at December 31, 2016; and our net working capital decreased to $26,004 as at March 31, 2017 from $28,438 at December 31, 2016 due mainly to expenditures for operating and discretionary activities.

With the completion of our financing in August 2016, we believe we are well funded with sufficient working capital to cover our fixed costs for several years.  Our fixed costs include cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities. We also believe that we have sufficient funding to complete all of the critical milestones, including permitting and feasibility studies, necessary to advance the Mt Todd gold project to the point of a development decision.

Potential future sources of non-dilutive financing include the sale of our used mill equipment and other non-core assets such as Guadalupe de los Reyes; and, depending on market conditions, the sale of some or all of our remaining common shares of Midas Gold Corp. (“Midas Gold Shares”).  R&D grants from the Government of Australia, if any, are not expected to be material in 2017.

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

	Fair value at March 31, 2017
	Total	Level 1	Level 3
Marketable securities	$101	$101	$—
Other investments (Midas Gold Shares)	4,682	4,682	—

	Fair value at December 31, 2016
	Total	Level 1	Level 3
Marketable securities	$109	$109	$—
Other investments (Midas Gold Shares)	4,994	4,994	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2016 was based on an independent third party valuation. As of March 31, 2017, an independent third party evaluation was not deemed necessary.  The used mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2017, nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

During November 2015, we entered into a two-year lease agreement to store our used mill equipment.  Monthly rent for the term of the lease is C$18 ($13). This lease agreement was subsequently extended for an additional year on substantially the same terms.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

In late 2016, we completed preliminary process area optimization studies that indicated that selectively screening and rejecting sub-economic, coarse crusher product prior to grinding could be expected to produce higher gold recoveries and lower process area operating costs.  These results were encouraging and warranted additional metallurgical test work.  Accordingly, in December 2016, we initiated a drill program to generate approximately 20 tonnes of PQ (3.75 inch diameter) core from the Batman deposit, which was completed in January 2017. The core will be used to complete additional feasibility-level metallurgical studies (automated sorting, fine grinding, gold recovery and rheology/tailings classification), with completion of these studies expected in the third quarter of 2017.

Confirmation of the preliminary test work is expected to support material improvements to the economics of the Mt Todd gold project without significant alterations to the current flow sheet. An update of the PFS, which would integrate these potential flow sheet alterations and the associated economic benefits, will likely follow completion of these studies. We also plan to complete a first draft of the MMP in the third quarter of 2017.  The MMP is essentially the plan of operations, and is one of the final remaining major permits.

Certain U.S. Federal Income Tax Considerations

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2016, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations.”

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	our belief that selectively screening and rejecting sub-economic material could improve gold recoveries and lower process operating costs at Mt Todd;
•	our belief that confirmation of preliminary test work could support improved economics of the Mt Todd project;
•	our expectation that we will complete additional feasibility level metallurgical studies in the third quarter of 2017;

•	our expectation that we will update the July 2014 Preliminary Feasibility Study integrating possible flow sheet changes following completion of the additional metallurgical studies;
•	our expectation that we will complete the first draft of the Mine Management Plan in the third quarter of 2017;
•	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
•	the feasibility of Mt Todd;
•

our ability to sustain fixed costs (those cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) for several years;

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

•	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
•	accuracy of current results of preliminary process area optimization studies;
•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
•	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations and permits for Mt Todd, including its development plans and operating activities;
•	the timing and results of a feasibility study on Mt Todd;
•	delays in commencement of construction at Mt Todd;
•	increased costs that affect our operations or our financial condition;
•	our reliance on third parties to fulfill their obligations under agreements with us;
•	whether projects not managed by us will comply with our standards or meet our objectives;
•	a shortage of skilled labor, equipment and supplies;
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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016, under “Part I-Item 1A. Risk Factors”. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

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

Our principal gold project is located in Australia, consequently we are subject to Australian dollar currency fluctuations. We do not currently engage in currency hedging to offset any risk of currency fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC and Canadian securities regulatory authorities on February 22, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2017, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

* - Filed herewith

(1)

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the three months ended March 31, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: April 28, 2017	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: April 28, 2017	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer