Form 10-Q
period 2017-06-30
VISTA GOLD CORP
filed 2017-08-04
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No □

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 98,196,308 common shares, without par value, outstanding as of July 26, 2017.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2017

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	June 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$2,066	$1,904
Short-term investments (Note 2)	18,132	21,975
Other investments, at fair value (Note 2)	4,214	4,994
Other current assets	577	648
Total current assets	24,989	29,521

Non-current assets:
Mineral properties (Note 3)	3,874	3,874
Plant and equipment, net (Note 4)	7,891	8,213
Total non-current assets	11,765	12,087
Total assets	$36,754	$41,608

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$152	$252
Accrued liabilities and other	878	481
Provision for environmental liability	322	350
Total current liabilities	1,352	1,083
Total liabilities	1,352	1,083

Commitments and contingencies – (Note 6)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2017 - 98,196,308 and 2016 - 97,786,608 (Note 5)	455,870	455,443
Accumulated other comprehensive income/(loss)	(6)	15
Accumulated deficit	(420,462)	(414,933)
Total shareholders' equity	35,402	40,525
Total liabilities and shareholders' equity	$36,754	$41,608

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expense:
Exploration, property evaluation and holding costs	$(1,308)	$(824)	$(3,060)	$(1,811)
Corporate administration	(775)	(650)	(1,796)	(1,738)
Depreciation and amortization	(149)	(134)	(318)	(287)
Gain on disposal of mineral property, net (Note 3)	—	—	358	150
Total operating expense	(2,232)	(1,608)	(4,816)	(3,686)

Non-operating income/(expense):
Gain/(loss) on other investments (Note 2)	(468)	3,277	(780)	3,820
Research and development grant, net (Note 9)	—	—	—	744
Interest income	29	13	79	25
Other income/(expense)	(11)	(45)	(12)	20
Total non-operating income/(expense)	(450)	3,245	(713)	4,609

Net income /(loss)	$(2,682)	$1,637	$(5,529)	$923

Other comprehensive income/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	(15)	47	(21)	64
Comprehensive income/(loss)	$(2,697)	$1,684	$(5,550)	$987

Basic:
Weighted average number of shares outstanding	98,196,308	82,904,132	98,045,484	82,896,560
Net income/(loss) per share	$(0.03)	$0.02	$(0.06)	$0.01

Diluted:
Weighted average number of shares outstanding	98,196,308	83,990,701	98,045,484	83,699,423
Net income/(loss) per share	$(0.03)	$0.02	$(0.06)	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders'
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2015	82,883,562	$438,900	$(411,800)	$(35)	$27,065

Units issued (net of offering costs of $1,425)	12,362,500	15,883	—	—	15,883
Shares issued (RSUs vested/options exercised)	2,540,546	15	—	—	15
Stock-based compensation	—	645	—	—	645
Other comprehensive income	—	—	—	50	50
Net loss	—	—	(3,133)	—	(3,133)
Balances at December 31, 2016	97,786,608	$455,443	$(414,933)	$15	$40,525

Shares issued (RSUs vested)	409,700	—	—	—	—
Stock-based compensation	—	427	—	—	427
Other comprehensive loss	—	—	—	(21)	(21)
Net loss	—	—	(5,529)	—	(5,529)
Balances at June 30, 2017	98,196,308	$455,870	$(420,462)	$(6)	$35,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income/(loss) for the period	$(5,529)	$923
Adjustments to reconcile net income/(loss) for the period to net cash used in operations:
Depreciation and amortization	318	287
Stock-based compensation	427	308
Gain on disposal of mineral property	(358)	(150)
(Gain)/loss on other investments	780	(3,820)
Change in working capital account items:
Other current assets	54	15
Accounts payable, accrued liabilities and other	269	(272)
Net cash used in operating activities	(4,039)	(2,709)
Cash flows from investing activities:
Disposition of short-term investments, net of acquisitions	3,843	3,035
Additions to plant and equipment	—	(24)
Proceeds from option/sale agreements, net	358	150
Net cash provided by investing activities	4,201	3,161
Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net increase in cash and cash equivalents	162	452
Cash and cash equivalents, beginning of period	1,904	902
Cash and cash equivalents, end of period	$2,066	$1,354

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”) in the Northern Territory (“NT”) Australia, where we are seeking approval of our final environmental authorization and evaluating potential material process improvements preparatory to an update of our Mt Todd Preliminary Feasibility Study (completed May 2013 and amended July 2014)  (“PFS”). We also hold 4.3% of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico and royalty interests in the United States and Indonesia.

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2016 as filed with the United States Securities and Exchange Commission and Canadian securities regulatory authorities on February 22, 2017 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted.

References to C$ refer to Canadian currency, A$ to Australian currency and $ to United States currency.

2. Short-term and Other Investments

Short-term investments

As of June 30, 2017 and December 31, 2016, the amortized cost basis of our short-term investments was $18,132 and $21,975, respectively. The amortized cost basis approximates fair value at June 30, 2017 and December 31, 2016. Short-term investments at June 30, 2017 and December 31, 2016 are comprised of U.S. government treasury bills and/or notes, all of which have maturity dates greater than 90 days but less than one year.

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

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share and per option amounts unless otherwise noted)

The following table summarizes our investment in Midas Gold Shares as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Fair value at beginning of period	$4,994	$1,798
Gain/(loss) during the period	(780)	3,196
Fair value at end of period	$4,214	$4,994

Midas Gold Shares held at the end of the period	7,802,615	7,802,615

3. Mineral Properties

	At June 30, 2017	At December 31, 2016
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	1,728	1,728
	$3,874	$3,874

Long Valley Claims

During the first half of 2017, we sold our Long Valley unpatented mining claims located in California for consideration, net of transaction costs, of $358 which was paid at closing; a future payment of $500 one month after the start of commercial production; a future payment of $500 on or prior to the first anniversary of the start of commercial production; and a  net smelter return royalty (“NSR”) on any future production from said claims at a variable rate between 0.5% and 2.0% depending on the average gold price realized. This sale resulted in a realized gain of $358 in the first half of 2017.

Utah Claims

During the first half of 2016, we sold our unpatented mining claims located in Utah for $150 and a 2% NSR on any future production from said claims. This sale resulted in a realized gain of $150 in the first half of 2016.

4. Plant and Equipment

	June 30, 2017			December 31, 2016
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,654	$4,263	$1,391	$5,654	$3,944	$1,710
Guadalupe de los Reyes, Mexico	—	—	—	14	11	3
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	6,500	—	6,500	6,500	—	6,500
	$12,487	$4,596	$7,891	$12,501	$4,288	$8,213

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share and per option amounts unless otherwise noted)

5. Common Shares

Warrants

Warrant activity is summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2016	6,514,625	$1.92	2.6	$—
As of June 30, 2017	6,514,625	$1.92	2.1	$—

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

During the year ended December 31, 2016, the Company adopted, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (Accounting Standards Update 2016-09), which included our election to change our accounting policy from estimating forfeiture rates to accounting for forfeitures as they occur.  Stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$12	$3	$24	$5
Restricted stock units	169	163	403	303
	$181	$166	$427	$308

As of June 30, 2017, stock options and RSUs had unrecognized compensation expense of $18 and $440, respectively, which is expected to be recognized over a weighted average period of 1.2 and 1.0 years, respectively.

Stock Options

A summary of options under the Plan as of June 30, 2017 is set forth in the following table:

		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	options	per option	contractual term	value
Outstanding - December 31, 2016	1,544,500	$1.05	1.8	$626
Outstanding - June 30, 2017	1,544,500	$1.05	1.3	$532

Exercisable - June 30, 2017	1,248,250	$1.18	1.1	$407

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share and per option amounts unless otherwise noted)

A summary of our unvested stock options as of June 30, 2017 is set forth in the following table:

Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(Years)
Unvested - December 31, 2016	296,250	$0.30	1.2
Unvested - June 30, 2017	296,250	$0.30	1.2

Restricted Stock Units

The following table summarizes the RSUs outstanding under the LTIP as of June 30, 2017:

		Weighted average
	Number	grant-date fair
	of units	value per unit
Unvested - December 31, 2016	2,668,387	$0.49
Cancelled/forfeited	(72,300)	0.52
Vested	(409,700)	0.52
Granted	225,000	0.97
Unvested - June 30, 2017	2,411,387	$0.53

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

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share and per option amounts unless otherwise noted)

	Fair value at June 30, 2017
	Total	Level 1	Level 3
Marketable securities	$86	$86	$—
Other investments (Midas Gold Shares)	4,214	4,214	—

	Fair value at December 31, 2016
	Total	Level 1	Level 3
Marketable securities	$109	$109	$—
Other investments (Midas Gold Shares)	4,994	4,994	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2016 was based on an independent third party valuation. As of June 30, 2017, an independent third party evaluation was not deemed necessary.  The mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2017, nor have there been any changes in valuation techniques.

8. Geographic and Segment Information

The Company has one reportable operating segment.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the three and six months ended June 30, 2017 and 2016.  Geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

9. Research and Development Grant

During the six months ended June 30, 2016, the Company received Research & Development (“R&D”) Tax Incentive refunds, net of costs to prepare and file, paid under the Australian Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia.  The R&D Tax Incentive Program is a self-assessment process, and as such, the Australian Government has the right to review the qualifying programs and expenditures for a period of four years. As of June 30, 2017, the Australian Government has not initiated a formal review.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”) in the Northern Territory (“NT”) Australia, where we are seeking approval of our final environmental authorization and evaluating potential material process improvements in anticipation of commencing an update of our Mt Todd Preliminary Feasibility Study (completed May 2013 and amended July 2014) (“PFS”).

As one of the largest, undeveloped single-deposit gold projects in Australia, we believe Mt Todd is a highly strategic gold project with several potential paths to production. Our strong working capital position provides us the flexibility to advance work at Mt Todd and select a development strategy that we believe will maximize shareholder value.

Results from Operations

Summary

Through June 30, 2017, we continued to effectively execute a strategy of strict cost control while completing selected discretionary programs that are expected to add value to Mt Todd.  As a result of an equity financing completed in 2016, we believe we are well funded, and we have no debt.

Consolidated net (loss)/income for the three months ended June 30, 2017 and 2016 was $(2,682) and $1,637 or $(0.03) and $0.02 per share, respectively.  Consolidated net (loss)/income for the six months ended June 30, 2017 and 2016 was $(5,529) and $923 or $(0.06) and $0.01 per share, respectively.  The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,308 and $824 during the three months ended June 30, 2017 and 2016, respectively, and $3,060 and $1,811 for the six months ended June 30, 2017 and 2016, respectively. These costs are predominantly associated with Mt Todd. For the three and six months ended June 30, 2017 and 2016, our fixed costs (which include cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) were substantially unchanged period over period, consistent with our expectations. The magnitude of discretionary program spending during the three and six months ended June 30, 2017 was significantly higher than the discretionary program spending during the three and six months ended June 30, 2016, and this trend is expected to continue through 2017.  During the first half of 2017, discretionary costs were incurred in completing the drilling program to generate approximately 20 tonnes of PQ (3.75 inch diameter) core from the Batman deposit.  The core is being used for metallurgical studies, which are in progress.  In addition, significant progress has been made in completing a draft of the Mine Management Plan (“MMP”). In July 2017, an update of the PFS was started.

Corporate administration

Corporate administration costs were $775 and $650 during the three months ended June 30, 2017 and 2016, respectively, and $1,796 and $1,738 for the six months ended June 30, 2017 and 2016, respectively.  Corporate fixed cash costs were substantially unchanged year over year.

Gain on disposal of mineral property

Long Valley claims

During the first half of 2017, we sold our Long Valley unpatented mining claims located in California for consideration, net of transaction costs, of $358 which was paid at closing; a future payment of $500 one month after the start of commercial production; a future payment of $500 on or prior to the first anniversary of the start of commercial production; and a  net smelter return royalty (“NSR”) on any future production from said claims at a variable rate between 0.5% and 2.0% depending on the average gold price realization. This sale resulted in a realized gain of $358 in the first half of 2017.

Utah claims

During the first half of 2016, we sold our unpatented mining claims located in Utah for $150 and a 2% NSR on any future production from said claims. This sale resulted in a realized gain of $150 in the first half of 2016.

Non-operating income and expenses

Gain/(loss) on other investments

Gain/(loss) on other investments was $(468) and $3,277 for the three months ended June 30, 2017 and 2016, respectively, and $(780) and $3,820 for the six months ended June 30, 2017 and 2016, respectively.  These amounts are the result of changes in fair value of our common shares of Midas Gold Corp. (“Midas Gold Shares”).

Research and development grant

During the six months ended June 30, 2016, the Company received $744, net of costs to prepare and file, from the Australian Government related to R&D activities at Mt Todd.  These refunds are related to costs we incurred during the 2014 fiscal year for qualifying R&D programs. Grants in 2017, if any, are not expected to be material.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $4,039 and $2,709 for the six months ended June 30, 2017 and 2016, respectively.  Cash used in 2016 is net of grants totaling $744 from the Government of Australia related to R&D expenditures we incurred in 2014.  No similar grants were received in 2017. Fluctuations in accounts payable partially offset other factors that contributed to the period over period change which are discussed in “Results from Operations” above.

Investing activities

Net cash of $4,201 and $3,161 for the six months ended June 30, 2017 and 2016, respectively, was primarily provided by the disposition of short-term investments, net of acquisitions.

Liquidity and capital resources

Our cash and short-term investments as of June 30, 2017 decreased to $20,198 from $23,879 at December 31, 2016; and our net working capital decreased to $23,637 as at June 30, 2017 from $28,438 at December 31, 2016 due mainly to expenditures for operating and discretionary activities.

We believe that our existing working capital, coupled with potential future sources of non-dilutive financing, will be sufficient to cover our fixed costs and project activities for several years.  Our fixed costs include cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities. We also believe that we can fund all of the critical milestones, including permitting and feasibility studies, necessary to advance the Mt Todd gold project to the point of a development decision.

Potential future sources of non-dilutive financing include the sale of non-core assets such as our used mill equipment and the Guadalupe de los Reyes gold/silver project; and, depending on market conditions, the sale of some or all of our remaining Midas Gold Shares.  We do not currently expect that R&D grants from the Australian Government will be a material source of near term funding.

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

	Fair value at June 30, 2017
	Total	Level 1	Level 3
Marketable securities	$86	$86	$—
Other investments (Midas Gold Shares)	4,214	4,214	—

	Fair value at December 31, 2016
	Total	Level 1	Level 3
Marketable securities	$109	$109	$—
Other investments (Midas Gold Shares)	4,994	4,994	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2016 was based on an independent third party valuation. As of June 30, 2017, an independent third party evaluation was not deemed necessary.  The used mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

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

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

The following scientific and technical disclosures about Mt Todd have been reviewed and approved by Mr. John Rozelle, Senior Vice President of Vista.  Mr. Rozelle is a qualified person as defined by Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects.

In late 2016, we completed preliminary process area optimization studies that indicated that selectively screening and rejecting sub-economic, coarse crusher product prior to grinding could be expected to produce higher gold recoveries and lower process area operating costs.  These results warranted additional metallurgical test work.  Accordingly, in December 2016, we initiated a drill program to generate approximately 20 tonnes of PQ (3.75 inch diameter) core from the Batman deposit, which was completed in January 2017.  The core comprised four 5-tonne bulk samples of ore representing different parts of the deposit. The samples were crushed and screened at 5/8" (16 mm) at an HPGR test facility.  Crushing was completed in late June 2017 and approximately 18% of each HPGR-crushed sample was retained as plus 5/8" material (“coarse fraction”).  The coarse fraction was then subjected to two-step automated sorting tests designed to separate the gold-bearing sulfide minerals and quartz veining from non-gold bearing waste material which were completed in early July 2017.

Following the sorting tests, the fine fraction from the HPGR crushing test  (minus 5/8" material) together with the sorted coarse fraction were shipped to a laboratory where grind-size and leach recovery optimization and tailings characterization studies will be completed. The results of these tests are expected to provide the design criteria to grind the ore finer for enhanced leaching and gold recovery.

Sorting the non-gold bearing waste material from the gold bearing material, after the HPGR and prior to the grinding circuit, would enable us to reduce the overall material going to the grinding and leaching circuits, improve the grinding circuit head-grade and reduce operating costs. We believe these design changes can be implemented without materially changing the project’s capital requirements.

The Company expects to be able to announce the final results of the test work in September 2017.  Based on the results of the crushing and sorting tests, we have commenced the studies needed to update our previously published PFS.  The PFS update is expected to include design changes incorporating an automated sorting circuit, two-stage grinding, current gold price and current foreign exchange rates.

We also plan to complete a first draft of the MMP by the end of the third quarter of 2017.  The MMP is essentially the plan of operations, and is one of the final remaining major permits.

In May 2017, the Company executed an extension of its Mt Todd agreement with the Northern Territory of Australia.  The agreement extends through December 31, 2023 and includes the option for an additional 3-year extension.  Under the ongoing terms of the agreement, the Company holds the exclusive right to develop the Mt Todd gold project and commits to the appropriate care and management of the site. Vista Gold, at its sole option, may elect to proceed with the development of the project by giving notice to the NT Government, which in turn will result in the transfer of NT-owned assets at Mt Todd and all pre-existing environmental liability for the Mt Todd project from the NT to the Company. Prior to providing notice of its intention to mine, the Company retains no environmental liability for the condition of the site prior to its involvement in 2006.

Corporate Update

Pursuant to the equity financing completed in August 2016, we are contractually required to maintain an effective registration statement with the United States Securities and Exchange Commission (“U.S. SEC”). Our existing shelf registration statement on Form S-3 with the U.S. SEC is set to expire August 15, 2017.  Accordingly, we filed a replacement for the expiring Form S-3, which became effective July 5, 2017 (the “Current Shelf”).  The Current Shelf preserves our flexibility to complete future financings for corporate growth and development in an efficient manner; and will allow us to make offerings of common shares, warrants, subscription receipts or units for aggregate proceeds of up to $100,000 during the next three years to potential purchasers in the United States.

Certain U.S. Federal Income Tax Considerations

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2016, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations for U.S. Residents.”

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	our belief that selectively screening and rejecting sub-economic material could improve gold recoveries and lower process operating costs at Mt Todd;
•	our expectation that we will update the PFS integrating possible flow sheet changes following completion of the additional metallurgical studies;
•	our expectation that we will complete the first draft of the MMP by the end of the third quarter of 2017;
•	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
•	the feasibility of Mt Todd;
•

our belief that our existing working capital, coupled with potential future sources of non-dilutive financing will be sufficient to cover our fixed costs (those cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) and project activities for several years;

•	our expectation that we will incur higher discretionary costs in 2017 than in 2016;
•	our expectation that we will be able to fund Mt Todd, including permitting and feasibility studies, to the point of a development decision;

•	the potential monetization of our non-core assets, including our mill equipment which is for sale, the Guadalupe de los Reyes gold/silver project, and our Midas Gold Shares;
•	our expectation that R&D grants from the Australian Government will not be a material source of near term funding;
•	our ability to provide sufficient additional information required to complete the Environmental Protection and Biodiversity Conservation Act 1999 authorization;
•	estimates of future operating and financial performance;
•	potential funding requirements and sources of capital, including near-term sources of additional cash;
•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
•	the timing, performance and results of feasibility studies;
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	our belief that Mt Todd is a highly strategic gold project with several potential paths to production;
•	our plans to advance work at Mt Todd and select a development strategy that we believe will maximize shareholder value;
•	plans for evaluation and advancement of Mt Todd;
•	our expectation of Mt Todd’s impact, including environmental and economic impacts;
•

plans and estimates concerning potential project exploration and development, including the use of high pressure grinding roll crushers and access to a water supply, as well as the ability to obtain all required permits;

•	our belief that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate;
•	our belief that we maintain reasonable amounts of insurance;
•	estimates of mineral reserves and mineral resources;
•	our intention to seek partners to advance the Guadalupe de los Reyes gold/silver project;
•	our intention to improve the value of our gold projects;
•	our belief that selectively screening and rejecting sub-economic, coarse crusher product prior to grinding could produce higher gold recoveries and lower process area operating costs;
•	our expectation that our test results will provide the design criteria to grind the ore finer for enhanced leaching and gold recovery;
•	our belief that the design changes can be implemented without materially changing the project’s capital requirements;
•	our expectation to announce the final results of our metallurgical test work in September 2017;
•	our expectation that the PFS update will include design changes incorporating an automated sorting circuit, two-stage grinding, current gold price and current foreign exchange rates; and
•	our plan to complete a first draft of the MMP by the end of the third quarter of 2017.
•	potential changes in regulations or taxation initiatives; and
•	our expectation that we will continue to be a passive foreign investment company (“PFIC”).

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the six months ended June 30, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the six months ended June 30, 2017, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

* - Filed herewith

(1)

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the three and six months ended June 30, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: August 4, 2017	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: August 4, 2017	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer