Form 10-Q
period 2017-09-30
VISTA GOLD CORP
filed 2017-10-25
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  99,412,007 common shares, without par value, outstanding as of October 17, 2017.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2017

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	September 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$1,248	$1,904
Short-term investments (Note 2)	16,658	21,975
Other investments, at fair value (Note 2)	4,136	4,994
Other current assets	528	648
Total current assets	22,570	29,521

Non-current assets:
Mineral properties (Note 3)	3,874	3,874
Plant and equipment, net (Note 4)	7,754	8,213
Total non-current assets	11,628	12,087
Total assets	$34,198	$41,608

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$479	$252
Accrued liabilities and other	722	481
Provision for environmental liability	260	350
Total current liabilities	1,461	1,083
Total liabilities	1,461	1,083

Commitments and contingencies – (Note 6)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2017 - 99,412,007 and 2016 - 97,786,608 (Note 5)	455,859	455,443
Accumulated other comprehensive income/(loss)	(5)	15
Accumulated deficit	(423,117)	(414,933)
Total shareholders' equity	32,737	40,525
Total liabilities and shareholders' equity	$34,198	$41,608

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expense:
Exploration, property evaluation and holding costs	$(1,635)	$(1,168)	$(4,695)	$(2,979)
Corporate administration	(823)	(581)	(2,619)	(2,319)
Depreciation and amortization	(137)	(144)	(455)	(431)
Gain on disposal of mineral property, net (Note 3)	—	—	358	150
Total operating expense	(2,595)	(1,893)	(7,411)	(5,579)

Non-operating income/(expense):
Gain/(loss) on other investments (Note 2)	(78)	(234)	(858)	3,586
Research and development grant, net (Note 9)	—	—	—	744
Interest income	38	20	117	45
Other income/(expense)	(20)	24	(32)	44
Total non-operating income/(expense)	(60)	(190)	(773)	4,419

Net loss	$(2,655)	$(2,083)	$(8,184)	$(1,160)

Other comprehensive loss:
Unrealized fair value increase/(decrease) on available-for-sale securities	1	7	(20)	71
Comprehensive loss	$(2,654)	$(2,076)	$(8,204)	$(1,089)

Basic:
Weighted average number of shares outstanding	98,993,395	92,543,232	98,363,761	86,135,588
Net loss per share	$(0.03)	$(0.02)	$(0.08)	$(0.01)

Diluted:
Weighted average number of shares outstanding	98,993,395	92,543,232	98,363,761	86,135,588
Net loss per share	$(0.03)	$(0.02)	$(0.08)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders'
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2015	82,883,562	$438,900	$(411,800)	$(35)	$27,065

Units issued (net of offering costs of $1,425)	12,362,500	15,883	—	—	15,883
Shares issued (RSUs vested/options exercised)	2,540,546	15	—	—	15
Stock-based compensation	—	645	—	—	645
Other comprehensive income	—	—	—	50	50
Net loss	—	—	(3,133)	—	(3,133)
Balances at December 31, 2016	97,786,608	$455,443	$(414,933)	$15	$40,525

Shares issued (RSUs vested, net of shares withheld)	1,625,399	(264)	—	—	(264)
Stock-based compensation	—	680	—	—	680
Other comprehensive loss	—	—	—	(20)	(20)
Net loss	—	—	(8,184)	—	(8,184)
Balances at September 30, 2017	99,412,007	$455,859	$(423,117)	$(5)	$32,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss for the period	$(8,184)	$(1,160)
Adjustments to reconcile net income/(loss) for the period to net cash used in operations:
Depreciation and amortization	455	431
Stock-based compensation	680	476
Gain on disposal of mineral property	(358)	(150)
(Gain)/loss on other investments	858	(3,586)
Change in working capital account items:
Other current assets	104	65
Accounts payable, accrued liabilities and other	378	(200)
Net cash used in operating activities	(6,067)	(4,124)
Cash flows from investing activities:
Disposition of short-term investments, net of acquisitions	5,317	(11,486)
Additions to plant and equipment	—	(35)
Proceeds from option/sale agreements, net	358	150
Net cash provided by/(used in) investing activities	5,675	(11,371)
Cash flows from financing activities:
Proceeds from equity financings, net	—	15,883
Payment of taxes from withheld shares	(264)	—
Proceeds from exercise of stock options	—	15
Net cash provided by/(used in) financing activities	(264)	15,898

Net increase/(decrease) in cash and cash equivalents	(656)	403
Cash and cash equivalents, beginning of period	1,904	902
Cash and cash equivalents, end of period	$1,248	$1,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per ounce and per option amounts unless otherwise noted)

1. Nature of Operations and Basis of Presentation

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration, and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration.  We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”) in the Northern Territory (“NT”) Australia. We are currently completing metallurgical and other engineering studies that we believe will lead to improved gold recovery and production costs.  This new information , together with the most current economic factors, will be used to update the Mt Todd Preliminary Feasibility Study (completed May 2013 and amended July 2014) (“PFS”). We also hold 4.2% of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico and royalty interests in the United States and Indonesia.

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

2. Short-term and Other Investments

Short-term investments

As of September 30, 2017 and December 31, 2016, the amortized cost basis of our short-term investments was $16,658 and $21,975, respectively. The amortized cost basis approximates fair value at September 30, 2017 and December 31, 2016. Short-term investments at September 30, 2017 and December 31, 2016 are comprised of U.S. government treasury bills and/or notes, all of which have maturity dates greater than 90 days but less than one year.

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

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per ounce and per option amounts unless otherwise noted)

The following table summarizes our investment in Midas Gold Shares as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Fair value at beginning of period	$4,994	$1,798
Gain/(loss) during the period	(858)	3,196
Fair value at end of period	$4,136	$4,994

Midas Gold Shares held at the end of the period	7,802,615	7,802,615

3. Mineral Properties

	At September 30, 2017	At December 31, 2016
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	1,728	1,728
	$3,874	$3,874

Long Valley Claims

During the nine months ended September 30, 2017, we sold our Long Valley unpatented mining claims located in California for consideration, net of transaction costs, of $358 which was paid at closing; a future payment of $500 one month after the start of commercial production; a future payment of $500 on or prior to the first anniversary of the start of commercial production; and a net smelter return royalty (“NSR”) on any future production from said claims at a variable rate between 0.5% and 2.0% depending on the average gold price realized. This sale resulted in a realized gain of $358 for the nine months ended September 30, 2017.

Utah Claims

During the nine months ended September 30, 2016, we sold our unpatented mining claims located in Utah for $150 and a 2% NSR on any future production from said claims. This sale resulted in a realized gain of $150 for the nine months ended September 30, 2016.

4. Plant and Equipment

	September 30, 2017			December 31, 2016
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,654	$4,400	$1,254	$5,654	$3,944	$1,710
Guadalupe de los Reyes, Mexico	—	—	—	14	11	3
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	6,500	—	6,500	6,500	—	6,500
	$12,487	$4,733	$7,754	$12,501	$4,288	$8,213

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per ounce and per option amounts unless otherwise noted)

5. Common Shares

Warrants

Warrant activity is summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2016	6,514,625	$1.92	2.6	$—
As of September 30, 2017	6,514,625	$1.92	1.9	$—

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

During the year ended December 31, 2016, the Company adopted, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (Accounting Standards Update 2016-09), which included our election to change our accounting policy from estimating forfeiture rates to accounting for forfeitures as they occur.  Stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$8	$7	$32	$12
Restricted stock units	245	161	648	464
	$253	$168	$680	$476

As of September 30, 2017, stock options and RSUs had unrecognized compensation expense of $12 and $838, respectively, which is expected to be recognized over a weighted average period of 1.2 and 1.5 years, respectively.

Stock Options

A summary of options under the Plan as of September 30, 2017 is set forth in the following table:

		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	options	per option	contractual term	value
Outstanding - December 31, 2016	1,544,500	$1.05	1.8	$626
Expired	(200,000)	3.14
Outstanding - September 30, 2017	1,344,500	$0.74	1.2	$417

Exercisable - September 30, 2017	1,098,250	$0.82	1.2	$318

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per ounce and per option amounts unless otherwise noted)

A summary of our unvested stock options as of September 30, 2017 is set forth in the following table:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(Years)
Unvested - December 31, 2016	296,250	$0.30	1.2
Vested	(50,000)	0.69
Unvested - September 30, 2017	246,250	$0.22	1.2

Restricted Stock Units

The following table summarizes the RSUs outstanding under the LTIP as of September 30, 2017:

		Weighted average
	Number	grant-date fair
	of units	value per unit
Unvested - December 31, 2016	2,668,387	$0.49
Cancelled/forfeited	(441,084)	0.34
Vested, net of shares withheld	(1,625,399)	0.38
Granted	966,003	0.79
Unvested - September 30, 2017	1,567,907	$0.83

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date.  Other RSU awards vest subject to certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance.  The minimum vesting period for RSUs is one year.

During the nine months ended September 30, 2017, the Company withheld shares equivalent to the employee withholding tax obligation which resulted from RSUs vesting in the period.  Shares withheld are considered cancelled/forfeited.

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

Under our agreement with the Jawoyn Association Aboriginal Corporation (the  “JAAC”), we must offer the JAAC the opportunity to establish a joint venture with Vista holding a 90% participating interest and the JAAC holding a 10% participating interest in the mining licenses associated with Mt Todd. In addition, the JAAC will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current mining licenses, and a 1% NSR on other metals, subject to a minimum payment of A$50 per year.

During November 2015, we entered into a two-year lease agreement to store our used mill equipment.  Monthly rent for the term of the lease is C$18 ($14).

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per ounce and per option amounts unless otherwise noted)

7. Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at September 30, 2017
	Total	Level 1	Level 3
Marketable securities	$88	$88	$—
Other investments (Midas Gold Shares)	4,136	4,136	—

	Fair value at December 31, 2016
	Total	Level 1	Level 3
Marketable securities	$109	$109	$—
Other investments (Midas Gold Shares)	4,994	4,994	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2016 was based on an independent third-party valuation. As of September 30, 2017, an independent third-party evaluation was not deemed necessary.  The mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2017, nor have there been any changes in valuation techniques.

8. Geographic and Segment Information

The Company has one reportable operating segment.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the three and nine months ended September 30, 2017 and 2016.  Geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

9. Research and Development Grant

During the nine months ended September 30, 2016, the Company received Research & Development (“R&D”) Tax Incentive refunds, net of costs to prepare and file, paid under the Australian Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia.  The R&D Tax Incentive Program is a self-assessment process, and as such, the Australian Government has the right to review the qualifying programs and expenditures for a period of four years. As of September 30, 2017, the Australian Government has not initiated a formal review.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per ounce and per option amounts unless otherwise noted)

10. Subsequent Event

During October 2017, we entered into an agreement (the “Option Agreement”) to option our interest in the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (the “GdlR Project”) to Minera Alamos Inc. and its subsidiary Minera Alamos de Sonora S.A. de C.V. (“Minera Alamos”).

Pursuant to the terms of the Option Agreement, we have granted Alamos an exclusive right and option right to earn a 100% interest in the GdlR Project by:

•

making payments totaling $6,000 comprised of a payment of $1,500 made at the execution of the Option Agreement (“Option Grant Date”); two successive payments of $1,500 each to be made at the one-year and  two-year anniversaries of the Option Grant Date; and a final $1,500 payment to be made before the four-year anniversary of the Option Grant Date;

•	maintaining the concessions comprising the GdlR Project in good standing;
•	fulfilling all of our obligations to the Ejido La Tasajera (the “Ejido”) as set out in the temporary occupation contract between us and the Ejido;
•

granting us a capped NSR royalty on production from open pit mining (the “Open Pit NSR”) at rates that range from 1% (at gold prices of $1,400/oz or less) to a maximum of 2% (at gold prices above $1,600/oz) up to an aggregate of $2,000 in royalty payments;

•

granting us a perpetual NSR royalty on production from underground mining (the “Underground NSR”) at rates that range from 1% (at gold prices of $1,400/oz or less) to a maximum of 2% (at gold prices above $1,600/oz); and

•	granting us the right to assume a 49% non-carried interest in an underground project if Minera Alamos decides to develop an underground mine at the GdlR Project (the “Back-in Right”).

The Option Agreement provides that all cash payments are non-refundable and optional to Minera Alamos, and in the event Minera Alamos fails to pay any of the required amounts as set out in the Option Agreement, or fails to comply with its other obligations, the Option Agreement will terminate and Minera Alamos will have no interest in the GdlR Project. Provided it is not in breach of the Option Agreement, Minera Alamos may at its discretion advance the above payment schedule.

Subject to Minera Alamos timely making all the option payments, and fulfilling its other obligations with respect to the Option Agreement, we will transfer 100% of the ownership of the GdlR Project to Minera Alamos and the Open-Pit NSR and Underground NSR will be granted to us.

If Minera Alamos discovers, and decides to develop, an underground mine at the GdlR Project and we exercise the Back-in Right, we and Minera Alamos have agreed to form a joint venture to develop and operate the underground mine.  If the joint venture is formed, the Underground NSR will terminate.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share and per ounce amounts and currency exchange rates unless specified otherwise. References to C$ refer to Canadian currency, A$ to Australian currency and $ to United States currency.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”) in the Northern Territory (“NT”) Australia. We are currently completing metallurgical and other engineering studies that we believe will lead to improved gold recovery and production costs.  This new information, together with the most current economic factors, will be used to update the Mt Todd Preliminary Feasibility Study (completed May 2013 and amended July 2014) (“PFS”).

As one of the largest, undeveloped single-deposit gold projects in Australia, we believe Mt Todd has the potential to generate significant value for us.  We have identified several potential paths which we believe will be beneficial to us and our shareholders.  Our strong working capital position provides the flexibility to advance the Mt Todd project to take advantage of its strong strategic position.

Results from Operations

Summary

Through September 30, 2017, we continued to effectively execute a strategy of strict cost control while completing selected discretionary programs that are expected to add value to Mt Todd.  As a result of an equity financing completed in 2016, we believe we are well funded, and we have no debt.

Consolidated net loss for the three months ended September 30, 2017 and 2016 was $2,655 and $2,083 or $0.03 and $0.02 per share, respectively.  Consolidated net loss for the nine months ended September 30, 2017 and 2016 was $8,184 and $1,160 or $0.08 and $0.01 per share, respectively.  The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,635 and $1,168 during the three months ended September 30, 2017 and 2016, respectively, and $4,695 and $2,979 for the nine months ended September 30, 2017 and 2016, respectively. These costs are predominantly associated with Mt Todd. For the three and nine months ended September 30, 2017 and 2016, our fixed costs (which include cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) were substantially unchanged period over period, consistent with our expectations. The magnitude of discretionary program spending during the three and nine months ended September 30, 2017 was significantly higher than the discretionary program spending during the three and nine months ended September 30, 2016, and this trend is expected to continue through 2017.  The material 2017 discretionary programs included: the completion of the drilling program to generate the 20 tonne sample for use in the ore sorting testing program; the ore sorting testing program and subsequent metallurgical studies including grinding studies to confirm the potential for improved gold recoveries; the start of the PFS update; and preparation of a draft Mine Management Plan (“MMP”).

Corporate administration

Corporate administration costs were $823 and $581 during the three months ended September 30, 2017 and 2016, respectively, and $2,619 and $2,319 for the nine months ended September 30, 2017 and 2016, respectively.  Cost increases in 2017 primarily resulted from non-cash stock-based compensation and added marketing programs. Stock-based compensation is higher in 2017 mainly due to a change in accounting policy (see Note 5) and increases in grant date fair values per RSU.

Gain on disposal of mineral property

Long Valley claims

During the nine months ended September 30, 2017, we sold our Long Valley unpatented mining claims located in California for consideration, net of transaction costs, of $358 which was paid at closing; a future payment of $500 one month after the start of commercial production; a future payment of $500 on or prior to the first anniversary of the start of commercial production; and a net smelter return royalty (“NSR”) on any future production from said claims at a variable rate between 0.5% and 2.0% depending on the average gold price realized. This sale resulted in a realized gain of $358 for the nine months ended September 30, 2017.

Utah claims

During the nine months ended September 30, 2016, we sold our unpatented mining claims located in Utah for $150 and a 2% NSR on any future production from said claims. This sale resulted in a realized gain of $150 for the nine months ended September 30, 2016.

Non-operating income and expenses

Gain/(loss) on other investments

Gain/(loss) on other investments was $(78) and $(234) for the three months ended September 30, 2017 and 2016, respectively, and $(858) and $3,586 for the nine months ended September 30, 2017 and 2016, respectively.  These amounts are the result of changes in fair value of the common shares we hold in Midas Gold Corp. (“Midas Gold Shares”).

Research and development grant

During the nine months ended September 30, 2016, the Company received $744, net of costs to prepare and file, from the Australian Government related to R&D activities at Mt Todd.  These refunds are related to costs we incurred during the 2014 fiscal year for qualifying R&D programs. Grants in 2017, if any, are not expected to be material.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $6,067 and $4,124 for the nine months ended September 30, 2017 and 2016, respectively.  Cash used in 2016 is net of grants totaling $744 from the Government of Australia related to R&D expenditures we incurred in 2014.  No similar grants were received in 2017. Fluctuations in accounts payable partially offset other factors that contributed to the period over period change which are discussed in “Results from Operations” above.

Investing activities

Net cash of $5,675 was provided by the disposition of short-term investments, net of acquisitions for the nine months ended September 30, 2017.

Net cash of $11,371 was utilized for the net purchase of short-term investments, net of dispositions for the nine months ended September 30, 2016.

Financing activities

Net cash of $264 for the nine months ended September 30, 2017 was utilized for the payment of certain employee withholding tax obligations in lieu of the issuance of common shares.

Net cash of $15,898 was primarily provided by the public offering we closed in August of 2016, pursuant to which we sold 12,362,500 units (the “Units”), which included 1,612,500 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, for net proceeds of $15,883 (the “2016 Offering”).  Each Unit consisted of one common share in the capital of the Company (“Common Share”) and one-half of one Common Share purchase warrant (each full warrant, a “2016 Warrant”).  Each 2016 Warrant entitles the holder thereof to purchase one Common Share at a price of $1.92 per Common Share (subject to adjustment in certain circumstances) and is exercisable for a period of 36 months from the closing of the 2016 Offering.

Liquidity and capital resources

Our cash and short-term investments as of September 30, 2017 decreased to $17,906 from $23,879 at December 31, 2016 due mainly to expenditures for operating activities. Our net working capital decreased to $21,109 as at September 30, 2017 from $28,438 at December 31, 2016 due mainly to the decrease in cash and short-term investments to fund operating activities and the decrease in the market value of our Midas Gold Shares.

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

	Fair value at September 30, 2017
	Total	Level 1	Level 3
Marketable securities	$88	$88	$—
Other investments (Midas Gold Shares)	4,136	4,136	—

	Fair value at December 31, 2016
	Total	Level 1	Level 3
Marketable securities	$109	$109	$—
Other investments (Midas Gold Shares)	4,994	4,994	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2016 was based on an independent third-party valuation. As of September 30, 2017, an independent third-party evaluation was not deemed necessary.  The used mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2017, nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

During November 2015, we entered into a two-year lease agreement to store our used mill equipment.  Monthly rent for the term of the lease is C$18 ($14). This lease agreement was subsequently extended for an additional year on substantially the same terms.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

The following scientific and technical disclosures about Mt Todd have been reviewed and approved by Mr. John Rozelle, Senior Vice President of Vista.  Mr. Rozelle is a qualified person as defined by Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects.

In late 2016, we completed preliminary process area optimization studies that indicated that selectively screening and rejecting sub-economic, coarse crusher product prior to grinding could be expected to produce higher gold recoveries and lower process area operating costs.  These results warranted additional metallurgical test work.  Accordingly, in December 2016, we initiated a drill program to generate approximately 20 tonnes of large diameter (3.75 inch diameter) core from the Batman deposit, which was completed in January 2017.  The core comprised four 5-tonne bulk samples of ore representing different parts of the deposit. The samples were crushed and screened at 5/8" (16 mm) at an HPGR test facility.  Crushing was completed in late June 2017 and approximately 18% of each High Pressure Grinding Roll (“HPGR”)-crushed sample was retained as plus 5/8" material (“coarse fraction”).  The coarse fraction was then subjected to two-step automated sorting tests designed to separate the gold-bearing sulfide minerals and quartz veining from non-gold bearing waste material. These tests were completed in early July 2017.

Following the sorting tests, the fine fraction from the HPGR crushing test (minus 5/8" material) together with the sorted coarse fraction were shipped to a laboratory where grind-size and leach recovery optimization and tailings characterization studies are being completed. The results of these tests are expected to provide the design criteria to grind the ore finer for enhanced leaching and gold recovery.

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

The Company expects to be able to announce the final results of the test work in the fourth quarter of 2017.  The results of these tests are expected to confirm improved recoveries with fine grinding and provide the design criteria for the updated PFS.  The PFS update is expected to include design changes incorporating an automated sorting circuit, two-stage grinding, current gold price and current foreign exchange rates.  We believe the results of this study, when completed in the first quarter of 2018, will demonstrate a technically sound project with improved economics at current gold prices.

We also plan to complete a first draft of the MMP in the fourth quarter of 2017.  The MMP is essentially the plan of operations, and is one of the final remaining major permits.

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

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During October 2017, we entered into an agreement (the “Option Agreement”) to option our interest in the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (the “GdlR Project”) to Minera Alamos Inc. and its subsidiary Minera Alamos de Sonora S.A. de C.V. (“Minera Alamos”).

Pursuant to the terms of the Option Agreement, we have granted Alamos an exclusive right and option right to earn a 100% interest in the GdlR Project by:

•

making payments totaling $6,000 comprised of a payment of $1,500 made at the execution of the Option Agreement (“Option Grant Date”); two successive payments of $1,500 each to be made at the one-year and two-year anniversaries of the Option Grant Date; and a final $1,500 payment to be made before the four-year anniversary of the Option Grant Date;

•	maintaining the concessions comprising the GdlR Project in good standing;
•	fulfilling all of our obligations to the Ejido La Tasajera (the “Ejido”) as set out in the temporary occupation contract between us and the Ejido;
•

granting us a capped NSR royalty on production from open pit mining (the “Open Pit NSR”) at rates that range from 1% (at gold prices of $1,400/oz or less) to a maximum of 2% (at gold prices above $1,600/oz) up to an aggregate of $2,000 in royalty payments;

•

granting us a perpetual NSR royalty on production from underground mining (the “Underground NSR”) at rates that range from 1% (at gold prices of $1,400/oz or less) to a maximum of 2% (at gold prices above $1,600/oz); and

•	granting us the right to assume a 49% non-carried interest in an underground project if Minera Alamos decides to develop an underground mine at the GdlR Project (the “Back-in Right”).

The Option Agreement provides that all cash payments are non-refundable and optional to Minera Alamos, and in the event Minera Alamos fails to pay any of the required amounts as set out in the Option Agreement, or fails to comply with its other obligations, the Option Agreement will terminate and Minera Alamos will have no interest in the GdlR Project. Provided it is not in breach of the Option Agreement, Minera Alamos may at its discretion advance the above payment schedule.

Subject to Minera Alamos timely making all the option payments, and fulfilling its other obligations with respect to the Option Agreement, we will transfer 100% of the ownership of the GdlR Project to Minera Alamos and the Open-Pit NSR and Underground NSR will be granted to us.

If Minera Alamos discovers, and decides to develop, an underground mine at the GdlR Project and we exercise the Back-in Right, we and Minera Alamos have agreed to form a joint venture to develop and operate the underground mine.  If the joint venture is formed, the Underground NSR will terminate.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, our other filings with the Securities and Exchange Commission and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	our expectation to announce the final results of our metallurgical test work in the fourth quarter of 2017;
•	our belief that selectively screening and rejecting sub-economic material could improve gold recoveries and lower process operating costs at Mt Todd;
•	our expectation that we will update the PFS integrating possible flow sheet changes following completion of the current metallurgical studies;
•	our belief that the design changes can be implemented without materially changing the project’s capital requirements;
•	our belief that the results of the current PFS, when completed in the first quarter of 2018, will demonstrate a technically sound project with improved economics at current gold prices;

•	our expectation that we will complete the first draft of the MMP in the fourth quarter of 2017;
•	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
•	the feasibility of Mt Todd;
•

our belief that our existing working capital, coupled with potential future sources of non-dilutive financing will be sufficient to cover our fixed costs (those cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) and project activities for several years;

•	our expectation that we will incur higher discretionary costs in 2017 than in 2016;
•	our expectation that we will be able to fund Mt Todd, including permitting and feasibility studies, to the point of a development decision;
•	the potential monetization of our non-core assets, including our mill equipment which is for sale, and our Midas Gold Shares;
•	our expectation that R&D grants from the Australian Government will not be a material source of near term funding;
•	our ability to provide sufficient additional information required to complete the Environmental Protection and Biodiversity Conservation Act 1999 authorization;
•	estimates of future operating and financial performance;
•	potential funding requirements and sources of capital, including near-term sources of additional cash;
•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
•	the timing, performance and results of feasibility studies;
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	our belief that Mt Todd has the potential to generate significant value for us;
•	our plans to advance work at Mt Todd to take advantage of our strategic position;
•	our expectation of Mt Todd’s impact, including environmental and economic impacts;
•

plans and estimates concerning potential project development, including the use of high pressure grinding roll crushers and access to a water supply, as well as the ability to obtain all required permits;

•	our belief that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate;
•	our belief that we maintain reasonable amounts of insurance;
•	estimates of mineral reserves and mineral resources;
•	our intention to improve the value of our gold projects;
•	potential changes in regulations or taxation initiatives;
•	our expectation that we will continue to be a PFIC;
•	the potential that we may grant options and/or RSUs or restricted stock awards to our directors, officers, employees and consultants;
•	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment; and

•	the potential that development projects may lead to gold production or value adding strategic transactions;
•	our belief that Minera Alamos will have no interest in the GdlR Project if the Option Agreement terminates;
•	our belief that we will receive any future payments and that we will be granted the Open-pit NSR and the Underground NSR pursuant to the terms of the Option Agreement;
•	our belief that if we exercise the Back-in Right we will enter into a joint venture agreement on acceptable terms, if at all.

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

•	the lack of cash dividend payments by us;
•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	perception of potential environmental impact of Mt Todd;
•	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
•	our history of losses from operations;
•	future water supply issues at Mt Todd;
•	litigation or other legal claims;

•	environmental lawsuits;
•	lack of adequate insurance to cover potential liabilities;
•	our ability to attract, retain and hire key personnel;
•	fluctuations in the price of gold;
•	volatility in our stock price and gold equities generally;
•	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
•	industry consolidation which could result in the acquisition of a control position in the Company for less than fair value;
•	inherent hazards of mining exploration, development and operating activities;
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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016, under “Part I-Item 1A. Risk Factors”. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We operate in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration, and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration.  The value of our properties and common shares, as well as our investment in Midas Gold Shares, is closely related to the price of gold, and changes in the price of gold could affect our ability to raise capital and could affect the value of, and/or our ability to generate revenue from, these assets.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the nine months ended September 30, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the nine months ended September 30, 2017, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

* - Filed herewith

(1)

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) for the three and nine months ended September 30, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: October 24, 2017	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: October 24, 2017	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer