Form 10-K
period 2017-12-31
VISTA GOLD CORP
filed 2018-03-06
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-9025

VISTA GOLD CORP.

 (Exact Name of Registrant as Specified in its Charter)

British Columbia	98-0542444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 5, 7961 Shaffer Parkway
Littleton, Colorado	80127
(Address of Principal Executive Offices)	(Zip Code)

(720) 981-1185

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares without par value	NYSE American

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

      Large Accelerated Filer ☐  Accelerated Filer ☒ Non-Accelerated Filer ☐Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $83,654,000

The number of shares of the Registrant’s Common Stock outstanding as of February 26, 2018 was 99,412,007.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2018 Annual General Meeting of Shareholders are incorporated herein.  See Part III.

CAUTIONARY NOTE TO INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

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

GLOSSARY

“acid rock drainage” results from the interaction of meteoric water with oxidizing sulfide minerals.

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

“mineral reserve” means the economically mineable part of a measured mineral resource and/or indicated mineral resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social, governmental or other relevant factors. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified.

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

“preliminary feasibility study”, “PFS” and “pre-feasibility study” as defined by the CIM in the CIM Definition Standards is a comprehensive study of a range of options for the technical and economic viability of a mineral project that has advanced to a stage where a preferred mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, is established and an effective method of mineral processing is determined. It includes a financial analysis based on reasonable assumptions on mining, processing, metallurgical, economic, marketing, legal, environmental, social and government considerations and the evaluation of any other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the mineral resource may be converted to a mineral reserve at the time of reporting. A pre-feasibility study is at a lower confidence level than a feasibility study.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including all exhibits hereto and any documents that are incorporated by reference as set forth on the face page under “Documents incorporated by reference”, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this annual report on Form 10-K, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	our belief that the results of the current PFS demonstrate a technically sound project with robust economics at current gold prices;
•	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
•	our belief that we are in a position to actively pursue strategic alternatives that provide the best opportunity to maximize value for the Company;
•	the feasibility of Mt Todd;

•	our belief that selectively screening and rejecting sub-economic material will improve gold recoveries and lower process operating costs at Mt Todd;
•	our belief that these design changes can be implemented without materially changing the project’s capital requirements;
•	our expectation that we will complete four additional PQ core holes during the first quarter of 2018;
•	our expectation that we will complete additional definition drilling at Quigleys and exploration programs on the ELs in 2018;
•

our belief that our existing working capital, coupled with potential future sources of non-dilutive financing will be sufficient to fully fund our currently planned fixed costs and discretionary programs;

•	our belief that the At-the-Market program will provide additional financing flexibility at a low cost;
•	the potential monetization of our non-core assets, including our mill equipment which is for sale, and our Midas Gold Shares;
•	our expectation that research and development grants from the Australian Government will not be a material source of near term funding;
•	estimates of future operating and financial performance;
•	potential funding requirements and sources of capital, including near-term sources of additional cash;
•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
•	the timing, performance and results of feasibility studies;
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	our plans to advance work at Mt Todd to take advantage of our strategic position;
•	our expectation of Mt Todd’s impact, including environmental and economic impacts;
•

plans and estimates concerning potential project development, including the use of high pressure grinding roll crushers and access to a water supply, as well as the ability to obtain all required permits;

•

our belief that we are in compliance in all material respects with applicable laws and regulations including applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate;

•	our belief that we maintain reasonable amounts of insurance;
•	estimates of mineral reserves and mineral resources;
•	our intention to improve the value of our gold projects;
•	potential changes in regulations or taxation initiatives;
•	our expectation that we will continue to be a passive foreign investment company (“PFIC”);
•	the potential that we may grant options and/or restricted stock unit (“RSUs”) or restricted stock awards to our directors, officers, employees and consultants;
•	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment; and
•	the potential that development projects may lead to gold production or value adding strategic transactions;

•

our belief that Minera Alamos will have no interest in the Guadalupe de los Reyes gold/silver project if the Option Agreement (defined in Item 2: Properties – Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico) terminates;

•	our belief that we will receive any future payments and that we will be granted the Open-Pit NSR and the Underground NSR pursuant to the terms of the Option Agreement;
•	our belief that if we exercise the Back-in Right we will enter into a joint venture agreement on acceptable terms, if at all; and

•	preliminary estimates of the reclamation and other related costs associated with certain mining claims in British Columbia.

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
•

the accuracy of calculations of mineral reserves, mineral resources and mineralized material and fluctuations therein based on metal prices, and inherent vulnerability of the ore and recoverability of metal in the mining process;

•	changes in environmental regulations to which our exploration and development operations are subject;
•	changes in climate change regulations could result in increased operating costs;
•	intense competition in the mining industry;
•	potential challenges to the title to our mineral properties;
•	evolving corporate governance and public disclosure regulations;
•	tax initiatives on domestic and international levels;
•	fluctuation in foreign currency values;
•	potential adverse findings in review of our Australian research and development grants; and
•	our likely status as a PFIC for U.S. federal tax purposes.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”) in the Northern Territory (“NT”) Australia.  Mt Todd is the largest undeveloped gold project in Australia.  The Company recently received authorization for the last major environmental permit and completed an updated Preliminary Feasibility Study for Mt Todd, which confirms the project’s robust economics at today’s gold price. With these important milestones complete, Vista is in a position to actively pursue strategic alternatives that provide the best opportunity to maximize value for the Company.

Vista Gold Corp. was originally incorporated on November 28, 1983 under the name “Granges Exploration Ltd.” It amalgamated with Pecos Resources Ltd. during June 1985 and continued as Granges Exploration Ltd.  In June 1989, Granges Exploration Ltd. changed its name to Granges Inc.  Granges Inc. amalgamated with Hycroft Resources & Development Corporation during May 1995 and continued as Granges Inc. Effective November 1996, Da Capo Resources Ltd. and Granges, Inc. amalgamated under the name “Vista Gold Corp.” and, effective December 1997, Vista continued from British Columbia to the Yukon Territory, Canada under the Business Corporations Act (Yukon Territory).  On June 11, 2013, Vista continued from the Yukon Territory, Canada to the Province of British Columbia, Canada under the Business Corporations Act (British Columbia). The current addresses, telephone and facsimile numbers of our offices are:

Executive Office	Registered and Records Office
Suite 5 - 7961 Shaffer Parkway	1200 Waterfront Centre – 200 Burrard Street
Littleton, Colorado, USA 80127	Vancouver, British Columbia, Canada V7X 1T2
Telephone: (720) 981-1185	Telephone: (604) 687-5744
Facsimile: (720) 981-1186	Facsimile: (604) 687-1415

Corporate Organization Chart

The name, place of incorporation, continuance or organization and percent of equity securities that we own or control as of February 26, 2018 for each of our subsidiaries is set out below.

Employees

As of December 31, 2017, we had 12 full-time and no part-time employees globally. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

Geographic and Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Australia.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.   We reported no operating revenues during the years ended December 31, 2017, 2016 and 2015. Geographic location of mineral properties and plant and equipment is provided in Notes 4 – Mineral Properties and 5 – Plant and Equipment to our Consolidated Financial Statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Reclamation

We generally will be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts would be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

The Mt Todd site was not reclaimed when the mine closed in the late 1990’s.  Liability for the reclamation of the environmental conditions existing prior to Vista’s involvement with the project remains the responsibility of the NT Government until 30 days after we have provided notice to the NT Government that we intend to take over and assume the management, operation and rehabilitation of Mt Todd.  Vista does not expect to give such notice until a production decision has been made, the project is fully permitted to construct the mine, concurrent with the necessary financing arrangements for construction.

The Province of British Columbia Ministry of Energy and Mines (“MEM”) has requested that the Company prepare and present to MEM a reclamation plan for closure and abandonment of certain mining claims in British Columbia which the Company had disposed of in 1996.  Assuming no other potentially responsible parties are identified and based on preliminary estimates of the reclamation and other related costs, we have accrued $242 as of December 31, 2017. It is possible that this estimate may change.

Government Regulation

Our exploration and development activities and other property interests are subject to various national, state, provincial and local laws and regulations in Mexico, Australia, and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate. With the exception of the British Columbia claims noted above, management of the Company is not aware of any current orders or directions relating to us with respect to the foregoing laws and regulations.

Australia Laws

Mineral projects in the NT are subject to Australian federal and NT laws and regulations regarding environmental matters and the discharge of hazardous wastes and materials. As with all mining projects, Mt Todd would be expected to have a variety of environmental impacts should development proceed. We are required under Australian laws and regulations (federal, state and territorial) to acquire permits and other authorizations before Mt Todd can be developed and mined. In Australia, environmental legislation plays a significant role in the mining industry. Various environmental documents, such as the Mt Todd Environmental Impact Statement (“EIS”), covering studies on inter alia, air, water, pollution, hazardous and toxic wastes, reclamation of mining area, etc., are required for approval by the Northern Territory Minister for Mines & Energy and Environment and the Australian Government Minister For Sustainability, Environment, Water, Population and Communities.  During September 2014, the EIS for Mt Todd was approved.  The Environmental Protection Agency of the Northern Territory Government (“NTEPA”) advised that it had assessed the environmental impacts of the Mt Todd gold mine and concluded that Mt Todd can proceed, subject to a number of recommendations which are outlined in the assessment report, particularly, a request for authorization under the federal Environmental Protection and Biodiversity Conservation Act 1999 (“EPBC”) as it relates to the Gouldian Finch. In January 2018, the authorization under the EPBC was approved by the Australia Department of the Environment and Energy.  We must comply with the terms of our Authority Certificate under the Northern Territory Aboriginal Sacred Sites Act 1989 which deals with the handling of archeological material within sacred sites. We are also subject to statutory requirements under the Mining Management Act, which includes the requirement to complete a Mine Management Plan (“MMP”) before the start of mining operations. A preliminary Mt Todd MMP was submitted for review in November 2017.

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

During 2017, none of our project sites had any material non-compliance occurrences with any applicable environmental regulations.  See “Reclamation” above.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2013	$1,694	$1,192	$1,411
2014	1,385	1,142	1,266
2015	1,296	1,049	1,160
2016	1,366	1,077	1,251
2017	1,346	1,151	1,257
2018 (to February 26, 2018)	1,355	1,311	1,332

Data Source: www.kitco.com

Available Information

We make available, free of charge, on or through our website, at www.vistagold.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934. Our website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this annual report on Form 10-K.

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

Mt Todd is our principal asset. Our future profitability depends largely on the economic feasibility of the project. Before arranging financing for Mt Todd, we will have to complete a feasibility study.  There can be no assurance that the mining and comminution processes including ore sorting, gold production rates, revenue, capital and operating costs including taxes and royalties will not vary unfavorably from the estimates and assumptions included in the feasibility study.

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

Any delay in acquiring the requisite permits, or failure to receive required governmental approvals could delay or prevent the start of construction of Mt Todd.  If we are unable to acquire permits to mine the property, then the project cannot be developed and operated; in addition, the property will have no reserves under SEC Industry Guide 7 and NI 43-101, which would result in an impairment of the carrying value of the project.

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

We could be subject to litigation, allegations or other legal claims.

Our assets or our business activities may be subject to disputes that may result in litigation or other legal claims. We may be subject to allegations through press, social media or other mediums that may or may not be founded. We may be required to respond to or defend against these claims and/or allegations which will divert resources away from our principal business. There can be no assurance that our defense of such claims and/or allegations would be successful, and we may be required to make material settlements. This could have a material adverse effect on our financial condition and cash flows, results of operations, and corporate reputation.

We rely on third parties to fulfill their obligations under agreements.

Our business strategy includes entering into agreements with third-parties (“Partners”) which may earn the right to obtain an interest in certain of our projects, in part by managing the respective project. Whether or not we hold a majority interest in a respective project, our Partner(s) may: (i) have economic or business interests or goals that are inconsistent with or opposed to ours; (ii) exercise veto rights to block actions that we believe to be in the best interests of the project; (iii) take action contrary to our policies or objectives; or (iv) as a result of financial or other difficulties, be unable or unwilling to fulfill their obligations under the respective joint venture, option, earn-in right or other agreement(s), such as contributing capital for the expansion or maintenance of projects.  Any one or a combination of these could result in liabilities for us and/or could adversely affect the value of the related project(s) and, by association, damage our reputation and consequently our ability to acquire or advance other projects and/or attract future Partners.

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

Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by environmental nuisance, the release of hazardous substances or other waste material into the environment on or around our properties.  There can be no assurance that our defense of such claims would be successful.  This could have a material adverse effect on our business prospects, financial condition, results of operation, and corporate reputation.

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

Our exploration and development activities, strategic transactions, or any acquisition activities may not be commercially successful and fail to lead to gold production or fail to add value.

Substantial expenditures are required to acquire gold properties, to establish mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot be assured that any mineral reserves or mineral resources acquired, established or discovered will be in sufficient quantities to justify commercial operations, or an ability to execute a strategic transaction, or that the funds invested in them will ever be recovered.

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

The value of our assets, our ability to raise capital and our future economic returns are substantially dependent on the price of gold. The gold price fluctuates on a daily basis and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

•	gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;
•	speculative short or long positions on futures markets;
•	the relative strength of the U.S. dollar;
•	expectations of the future rate of inflation;
•	interest rates;
•	changes to economic activity in the United States, China, India and other industrialized or developing countries;
•	geopolitical conflicts;
•	changes in jewelry, investment or industrial demand;
•	changes in supply from production, disinvestment and scrap; and
•	forward sales by producers in hedging or similar transactions.

A substantial or extended decline in the gold price could:

•	negatively impact our ability to raise capital on favorable terms, or at all;
•	jeopardize the development of Mt Todd;
•	reduce our existing estimated mineral resources and reserves by removing material from these estimates that could not be economically processed at the lower gold price;
•	reduce the potential for future revenues from gold projects in which we have an interest;
•	reduce funds available to operate our business; and
•	reduce the market value of our assets, including our investment in Midas Gold Shares.

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

We have incurred losses in all periods since 1998, except for the year ended December 31, 2011, during which we recorded non-cash net gains, and the year ended December 31, 2015 during which we recorded gains related to R&D Refunds. We expect to continue to incur losses. We have no history of paying cash dividends and we do not expect to be able to pay cash dividends or to make any similar distribution in the foreseeable future.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the British Columbia Securities Commission, the SEC, the Toronto Stock Exchange, the NYSE American, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by the United States Congress, making compliance increasingly more difficult and uncertain, which could have an adverse effect on reputation and our stock price.

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

Our share price may be volatile and your investment in our common shares could suffer a decline in value.

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

We have material property interests in Australia. Most costs in Australia are incurred in the local currency. The appreciation of the Australian dollar, if any, against the U.S. dollar effectively increases our cost of doing business in Australia. This could have the effect of increasing the amount of capital required to continue to explore and develop Mt Todd, and/or reducing the pace at which it is developed.

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

U.S. shareholders of our common shares should be aware that the Company believes it was classified as a PFIC during the taxable year ended December 31, 2017, and based on current business plans and financial projections, management believes there is a significant likelihood that the Company will be a PFIC during the current taxable year.  If the Company is a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the Common Shares.  A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders.  U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election.  Thus, U.S.

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

All dollar amounts in ITEM 2. are in U.S. dollars, unless otherwise indicated

Cautionary Note to Investors:  This section and other sections of this annual report on Form 10-K contain the terms “measured mineral resources,” “indicated mineral resources,” “inferred mineral resources,” “proven mineral reserves,” and “probable mineral reserves” as defined in accordance with NI 43-101. Please note the following regarding these terms:

•

“Measured mineral resources” and “indicated mineral resources” – We advise investors that although these terms are recognized and required by Canadian regulations, these terms are not defined in SEC Industry Guide 7 and the SEC does not normally permit such terms to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

•

“Inferred mineral resources” – We advise investors that although this term is recognized by Canadian regulations, the SEC does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic, technical and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of a feasibility study or pre-feasibility study, except in rare cases. The SEC normally only permits an issuer to report mineralization that does not constitute “reserves” as in-place tonnage and grade without reference to unit measures. Investors are cautioned not to assume that any part or all of an inferred mineral resource exists or is economically or legally minable.

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

Please see “Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above for further discussion on the differences between terms under NI 43-101 and SEC Industry Guide 7.

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

Mt Todd Gold Project, Northern Territory, Australia

Current Technical Report

A pre-feasibility study (“PFS”) for Mt Todd pursuant to NI 43-101 was filed on SEDAR on March 2, 2018 and is entitled “NI 43-101 Technical Report - Mt Todd Gold Project - 50,000 tpd Preliminary Feasibility Study – Northern Territory, Australia” with an effective date of January 24, 2018 and an issue date of March 2, 2018 prepared by Rex Clair Bryan, Ph.D., Anthony Clark, P.E., Thomas L. Dyer, P.E., Amy L. Hudson, Ph.D., CPG, REM, Chris Johns, M.Sc., P.Eng., Benjamin S. Johnson, P.E., Deepak Malhotra, Ph.D., Zvon Ponos, BE, MIEAust, CPeng, NER, Guy Roemer, P.E., Vicki J. Scharnhorst, P.E., LEED AP, D. Erik Spiller, QP, Jessica I. Spriet, P.E., Keith Thompson, CPG, PG, each of whom is a qualified person under NI 43-101.

The following description of Mt Todd has been sourced, in part, from the PFS and readers should consult the PFS to obtain further particulars regarding Mt Todd.  The PFS is available for review under our profile at www.sedar.com.

Certain capitalized terms in this section not otherwise defined have the meanings ascribed to them in the PFS.

Pre-Feasibility Study Results: Base Case and Alternate Case

The PFS evaluates two development scenarios: a 50,000 tpd project that develops more of the Mt Todd resource and generates a larger Net Present Value (“NPV”) (the “Base Case”); and a smaller and higher-grade 33,000 tpd project (the “Alternate Case”).

The Base Case (50,000 tpd) includes:

•	Estimated proven and probable reserves of 5.848 Moz of gold (221 Mt at 0.82 g-Au/t) at a cut-off grade of 0.40 g-Au/t(1);
•	Average annual production of 381,211 ounces of gold over the mine life, including average annual production of 479,450 ounces of gold per year during the first five years of operations;
•	Life of Mine (“LoM”) average cash costs of $645 per ounce, including average cash costs of $571 per ounce during the first five years of operations;
•	A 13 year operating life;
•	After-tax NPV5% of $679 million and internal rate of return (IRR) of 20.5% at $1,300 per ounce gold price and a USD:AUD exchange rate of 0.80, and
•	Initial capital requirements of $839 million.

The Alternate Case (33,000 tpd) includes:

•	Estimated proven and probable reserves of 3.557 Moz of gold (128 Mt at 0.86 g-Au/t) at a cut-off grade of 0.40 g-Au/t(1);
•	Average annual production of 273,000 ounces of gold over the mine life, including average annual production of 301,778 ounces of gold per year during the first five years of operations;
•	LoM average cash costs of $593 per ounce, including average cash costs of $581 per ounce during the first five years of operations;
•	An 11 year operating life;
•	After-tax NPV5% of $418 million and IRR of 17.8% at $1,300 per ounce gold price and USD:AUD exchange rate of $0.80, and
•	Initial capital requirements of $641 million.

(1)

Cautionary note to investors:  Proven and probable reserves are estimated in accordance with NI 43-101 and do not constitute SEC Industry Guide 7 compliant reserves. See the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Base Case Presented in PFS

Highlights of the PFS Base Case are presented in the table below:

@ $1,300/oz Au	Years 1-5	Life of Mine (13 years)
Average Milled Grade (g Au/t)	0.98	0.82
Payable Gold Annual Average (000's ozs)	479	382
Payable Gold Total (000's ozs)	2,397	4,956
Gold Recovery	86.4%	85.8%
Cash Costs ($/oz)	$571	$645
Strip Ratio (waste:ore)	2.8	2.5
Initial Capital ($ millions)		$839
Pre-tax NPV 5% ($ millions)		$1,178
After-tax NPV 5% ($ millions)		$679
IRR (Pre-tax/After-tax)		27.3 / 20.5%
After-tax Payback (Production Years)		3.2

Note: Economics presented using $1,300/oz gold and a flat $0.80 USD : $1.00 AUD exchange rate and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life..

The following table provides additional details of the Mt Todd’s Base Case economics at variable gold price and Australian dollar assumptions:

After-Tax NPV 5%, in Millions	Gold Price per Ounce
ForEx USD/AUD	$1,100	$1,200	$1,300	$1,400	$1,500
$0.70	$439	$632	$825	$1,016	$1,208
$0.75	$366	$559	$752	$944	$1,136
$0.80	$292	$486	$679	$872	$1,063
$0.85	$222	$412	$606	$799	$991
$0.90	$150	$339	$532	$726	$918

Base Case key capital expenditures for initial and sustaining capital requirements are identified in the following table:

Capital Expenditures ($ Millions, except per ounce amount)	Initial	Sustaining
	Capital	Capital
Mining	$144	$385
Process Plant	341	23
Project Services	118	83
Project Infrastructure	23	—
Site Establishment & Early Works	20	—
Management, Engineering, EPCM Services	86	—
Preproduction Costs	11	—
Contingency	96	3
Sub-Total	$839	$494
Asset Sale and Salvage	—	(142)
Total Capital	$839	$352
Total Capital per payable ounce of gold	$169	$71

Note: Amounts may not add due to rounding. Asset sale and salvage value assumptions include end of life re-sale values for mining and processing equipment; and recycle value for steel and pipe from the process plant and other facilities.  We assume the power plant will be sold as a going concern.

The Base Case project includes a 70MW gas-fired power plant in the initial capital.  The project consumes all power generated during the operating life. Self-generated power creates significant savings in operating costs compared to grid-sourced power. During the four years of reclamation and closure, the PFS assumes we will continue to generate power and sell that power into the NT electrical grid, for which there is a known market; and indicative purchase rates have been provided by the government-owned utility.

The following table presents a breakdown of Base Case operating costs.

Operating Cost	First 5 Years		Life of Mine Cost
	Per tonne		Per tonne
	processed	Per ounce	processed	Per ounce
Mining	$7.06	$260.23	$6.08	$270.97
Processing	6.66	245.30	6.72	299.50
Site General and Administrative	1.18	43.43	1.22	54.40
Jawoyn Royalty	0.35	13.00	0.29	13.00
Water Treatment	0.07	2.74	0.09	3.58
Tailings Management	0.08	2.91	0.08	3.51
Refining Costs	0.09	3.13	0.07	3.11
Power Credit	—	—	(0.06)	(2.67)
Total Cash Costs	$15.49	$570.68	$14.48	$645.33

Note: Jawoyn Royalty and Refining Costs calculated at $1,300 per ounce of gold.  Amounts may not add due to rounding.

The 50,000 tpd Base Case mine plan contains 207.7 million tonnes of material mined from the Batman open pit plus 13.4 million tonnes of material from the existing heap leach pad that is processed through the mill at the end of the mine life.  Together, 221.0 million tonnes of material containing 5.848 million ounces of gold at an average grade of 0.82 g Au/t are processed over the 13-year operating life.  Total gold recovered is expected to be 4.956 million ounces.  Average annual gold production over the life of mine is 381,211 ounces, averaging 479,450 ounces during the first five years of operations, with 582,032 ounces produced in the first year of operations.  Commercial production would begin following approximately two years of construction and commissioning.

The following table highlights the Base Case production schedule:

					Milled	Contained	Mill
	Ore Mined	Waste	Strip Ratio	Milled Ore	Grade (g	Ounces	Production
Years	(kt)	mined (kt)	(W:O)	(kt)	Au/t	(kozs)	(kozs)
(1)	10,437	16,850	1.61	—	—	—	—
1	13,174	27,284	2.07	17,750	1.19	682	582
2	23,679	32,692	1.38	17,750	0.83	473	404
3	20,112	74,220	3.69	17,799	0.95	543	463
4	34,149	54,933	1.61	17,750	1.00	570	487
5	10,843	98,928	9.12	17,750	0.95	542	462
6	6,427	71,318	11.10	17,750	0.56	317	270
7	10,429	53,987	5.18	17,799	0.55	317	270
8	14,965	43,800	2.93	17,750	0.61	349	298
9	22,633	33,942	1.50	17,750	0.78	448	382
10	37,943	14,990	0.40	17,750	1.24	709	605
11	2,895	47	0.02	17,799	0.84	481	411
12	—	—	—	17,750	0.49	278	224
13	—	—	—	7,895	0.54	137	98
Total	207,687	522,990	2.52	221,041	0.82	5,848	4,956

Note: Amounts may not add due to rounding.  Total milled ore includes material from the heap leach pad that is processed at the end of the mine life.

Alternative Case Presented in PFS

The key differences between the Alternate Case and the Base Case include:

•	a 33,000 tpd processing facility as compared to a 50,000 tpd facility with associated lower mining rates and a smaller mining fleet;
•	pit design based on a pit shell calculated at $800/oz-Au ($1,000/ozAu in the 50,000 tpd project); the same cut-off grade of 0.40 g-Au/t was used; and
•	A shorter operating life for the 33,000 tpd Alternate Case.

Highlights of the PFS Alternate case are presented in the table below:

@ $1,300/oz Au	Years 1-5	Life of Mine (11 years)
Average Milled Grade (g Au/t)	0.95	0.90
Payable Gold Annual Average (000's ozs)	302	273
Payable Gold Total (000's ozs)	1,509	3,003
Gold Recovery	86.4%	85.5%
Cash Costs ($/oz)	$581	$593
Strip Ratio (waste:ore)	1.7	1.7
Initial Capital ($ millions)		$641
Pre-tax NPV 5% ($ millions)		$722
After-tax NPV 5% ($ millions)		$418
IRR (Pre-tax/After-tax)		23.4 / 17.8%
After-tax Payback (Production Years)		3.6

Note: Economics presented using $1,300/oz gold and a flat $0.80 USD : $1.00 AUD exchange rate and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

The following table provides additional details of the Alternative Case economics at variable gold price and Australian dollar assumptions:

After-Tax NPV 5%, in Millions
ForEx USD/AUD	$1,100	$1,200	$1,300	$1,400	$1,500
$0.70	$274	$394	$513	$633	$752
$0.75	$226	$346	$465	$585	$704
$0.80	$178	$298	$418	$537	$657
$0.85	$132	$250	$370	$490	$609
$0.90	$81	$202	$322	$442	$561

Alternate Case key capital expenditures for initial and sustaining capital requirement are identified in the table below:

Capital Expenditures ($ Millions)	Initial	Sustaining
	Capital	Capital
Mining	$77	$264
Process Plant	322	13
Project Services	104	48
Project Infrastructure	26	—
Site Establishment & Early Works	21	—
Mangament, Engineering, EPCM Services	82	—
Preproduction costs	10	—
Sub-Total	642	325
Asset Sale and Salvage	—	(96)
Total Capital	$642	$229
Total Capital per payable ounce of gold	$263	$73

Note: Amounts may not add due to rounding.  Asset sale and salvage value assumptions include end of life re-sale values for mining and processing equipment; and recycle value for steel and pipe from the process plant and other facilities.  We assume the power plant will be sold as a going concern.

The Alternate Case project includes a 50MW gas-fired power plant in initial capital.  The project consumes all power generated during the operating life.    During the four years of reclamation and closure, Vista intends to generate and sell power into the NT electrical grid, for which there is a known market; and indicative purchase rates have been provided by the government-owned utility.

The following table presents a breakdown of Alternate Case operating costs.

Operating Cost	First 5 Years		Life of Mine Cost
	Per tonne		Per tonne
	processed	Per ounce	processed	Per ounce
Mining	$5.49	$211.74	$4.40	$187.57
Processing	7.20	277.58	7.23	308.14
Site General and Administrative	1.78	68.47	1.80	76.68
Jawoyn Royalty	0.33	13.00	0.30	13.00
Water Treatment	0.11	4.35	0.12	5.20
Tailings Management	0.08	3.20	0.09	3.90
Refining Costs	0.08	3.22	0.08	3.24
Power Credit	—	—	(0.10)	(4.35)
Total Cash Costs	$15.07	$581.42	$13.93	$593.38

Note: Jawoyn Royalty and Refining Costs calculated at $1,300 per ounce of gold.  Amounts may not add due to rounding.

The 33,000 tpd Alternate Case mine plan contains 114.7 million tonnes of material mined from the Batman open pit plus 13.4 million tonnes of material from the existing heap leach pad that is processed through the mill at the end of the mine life.  Together, 128.0 million tonnes of material containing 3.557 million ounces of gold at an average grade of 0.86 g Au/t are processed over the 11 year operating life.  Total gold recovered is expected to be 3.003 million ounces.  Average annual gold production over the life of mine is 273,000 ounces, averaging 301,778 ounces during the first five years of operations, with 360,501 ounces produced in the first year of operations.  Commercial production would begin following two years of construction and commissioning.

The table below highlights the Alternate Case production schedule:

						Contained	Mill
	Ore Mined	Waste	Strip Ratio	Milled Ore	Milled Grade	Ounces	Production
Years	(kt)	mined (kt)	(W:O)	(kt)	(g Au/t)	(kozs)	(kozs)
(1)	2,105	8,484	4.03	—	—	—	—
1	14,047	10,997	0.78	11,747	1.12	423	361
2	8,239	28,696	3.48	11,715	0.94	356	304
3	15,714	25,094	1.60	11,715	0.77	291	248
4	20,323	24,118	1.19	11,715	1.19	447	382
5	4,660	35,880	7.70	11,747	0.67	253	215
6	5,981	27,234	4.55	11,715	0.54	204	174
7	12,234	20,350	1.66	11,715	0.80	304	259
8	18,977	10,953	0.58	11,715	1.13	425	363
9	12,389	1,510	0.12	11,747	1.24	467	399
10	3,964	49	—	11,715	0.41	200	165
11	—	—	—	10,798	0.54	187	134
Total	114,669	193,316	1.69	128,044	0.86	3,557	3,004

Note: Amounts may not add due to rounding.  Total milled ore includes material from the heap leach pad that is processed at the end of the mine life.

Property Description, Location and Access

In 2006, through an agreement with the Deed Administrators for Pegasus Gold Australia Pty. Ltd. (“Pegasus”), the NT Government and the Jawoyn Association Aboriginal Corporation (“JAAC”), we acquired the concession rights and access to MT Todd.  In 2017, the related agreement was extended through the end of 2023. Mt Todd was an operating mine in the mid-1990s, but the project had been closed due to bankruptcy and was held by these organizations.  The failure of the project was primarily a result of inefficiencies in the comminution circuit, poor gold recoveries and low gold prices. We hold Mt Todd through our wholly-owned subsidiary Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”).

Mt Todd is located 56 kilometers by road northwest of Katherine, NT, Australia, and approximately 290 kilometers southeast of Darwin.  Access is by existing paved public roads and approximately four kilometers of paved private road. We control and maintain the private paved road.

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

The Mt Todd Base Case is designed to be a conventional, large open-pit mining operation that will utilize large-scale mining equipment in a drill/blast/load/haul operation.  Ore is planned to be processed in a large comminution circuit consisting of a gyratory crusher, cone crushers, high pressure grinding roll (“HPGR”) crushers, followed by X-ray transmission (“XRT”) and laser sorting, and primary ball mills, followed by ISAMills, as discussed in greater detail below.  Vista plans to recover gold in a conventional carbon-in-pulp (“CIP”) recovery circuit.

The Mt Todd site was not reclaimed when the mine closed in the late 1990s.  Liability for the reclamation of the environmental conditions existing prior to Vista’s involvement with the project remains the responsibility of the NT Government until 30 days after we have provided notice to the NT Government that we intend to take over and assume the management operation and rehabilitation of Mt Todd.  Vista will not give such notice until a production decision has been made, the project is fully permitted to construct the mine, and the necessary financing for project construction has been arranged.

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

Total land holdings controlled by Vista Gold Australia are approximately 160,000 hectares. A map showing the location of the mineral licenses (“MLs”) and exploration licenses (“ELs”) and a table with a list of MLs and ELs and the holding requirements follow.    All of the estimated mineral resources are located within the boundaries of the MLs and substantially all of the estimated mineral resources at Mt Todd are located in the Batman deposit.

The Batman and Quigleys deposits are located within the MLs. Should a deposit be discovered on the Els, the portion of the related EL would have to be converted to an ML before mining operations could start.

The significant risks that could affect access or title, our right to perform work, including permitting and environmental liabilities are included above in Item 1A Risk Factors.

Mt Todd Land Holdings of Vista Gold Australia

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Mineral Licenses	(Hectares)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
MLN 1070	3,982	Mining License Block	March 5, 1993	March 4, 2018	80 (due March 4)	N/A	May 4
MLN 1071	1,327	centered at	March 5, 1993	March 4, 2018	27 (due March 4)	N/A	May 4
MLN 1127	80	approximately	March 5, 1993	March 4, 2018	2 (due March 4)	N/A	May 4
MLN 31525	155	188555E, 435665N	September 4, 2017	September 3, 2042	3 (due September 4)	N/A	May 4
Subtotals	5,544				112	-

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Exploration Licenses	(Square Km)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
EL 28321	198	Centered at approximately 806729E, 8429210N	May 3, 2011	May 2, 2019	12 (due May 2)	25	May 14
EL29882	556	Centered at approximately 189100E, 84520000N	September 16, 2013	September 15, 2019	36 (due September 16)	130	May 14
EL29886	596	Centered at approximately 200300E, 8452000N	September 16, 2013	September 15, 2019	41 (due September 16)	77	May 14
EL30898	187	Centered at approximately 176100E, 8428700N	May 3, 2016	May 2, 2022	3 (due May 2)	25	May 14
Subtotals	1,537				92	257

Totals A$					204	257
Totals US$ (exchange rate of A$1.00 = $0.78 on December 31, 2017				159	200

The surface land in the area of the contiguous MLs and ELs (excluding EL 28321) is freehold land owned by the JAAC.  Because the JAAC have title to the land, such land is not part of the lands classified by the government as indigenous lands, and as a result such lands are not subject to an Indigenous Land Use Agreement. Vista has a private agreement with the JAAC for access to the land.

Under the terms of our agreement with the JAAC, we must offer the JAAC the opportunity to establish a joint venture with Vista holding 90% and the JAAC holding a 10% participating interest in Mt Todd. In addition, the JAAC will be entitled to cash payments, or payment in kind, equal to 1% of the value of the annual gold production from the current MLs, and a 1% NSR on other metals, subject to a minimum payment of A$50 per year.

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

Following the bankruptcy of the previous operator, most of the processing equipment and facilities were removed from the site; but some basic infrastructure which may be of use in a future operation is still in place, including a fully functioning tailings impoundment facility that has capacity to store additional mill tailings and a fresh water storage reservoir. In addition, a medium voltage power line supplies the site with electrical power, and a natural gas pipeline, used for power generation by the former operators, is still in place.  Mt Todd is located sufficiently close to the city of Katherine and the town of Pine Creek to allow for an easy commute for workers.

Because the Mt Todd site was not reclaimed when the mine closed, the dumps and heap leach pad require ongoing care and maintenance, which we provide.  Precipitation on the waste dumps, low-grade ore stockpiles and scats have resulted in acid rock drainage which is managed through collection in retention ponds, storage, pH adjustment and controlled release of treated water into the Edith River when water levels are high enough, in accordance with the Waste Discharge License.

History

The Batman gold prospect is part of the Pine Creek Geosyncline goldfield that was worked from early in the 20th century.  Gold and tin were discovered in the Mt Todd area in 1889.  Most deposits were worked in the period from 1902 to 1914.  A total of 7.80 tonnes of tin concentrate was obtained from cassiterite-bearing quartz-kaolin lodes at the Morris and Shamrock mines.  The Jones Brothers reef was the most extensively mined gold-bearing quartz vein, with a recorded production of 28.45 kg Au.  This reef consists of a steeply dipping ferruginous quartz lode within tightly folded greywackes.

The Yinberrie Wolfram field, discovered in 1913, is located 5 km west of Mt Todd.  Tungsten, molybdenum and bismuth mineralization was discovered in greisenized aplite dykes and quartz veins in a small stock of the Cullen Batholith.  Recorded production from numerous shallow shafts is 163 tonnes of tungsten, 130 kg of molybdenite and a small quantity of bismuth.

Exploration for uranium began in the 1950s.  Small uranium prospects were discovered in sheared or greisenized portions of the Cullen Batholith in the vicinity of the Edith River.

Australian Ores and Minerals Limited (“AOM”) in a joint venture with Wandaroo Mining Corporation and Esso Standard Oil took out a number of mining leases in the Mt Todd area during 1975.  Initial exploration consisted of stream sediment sampling, rock chip sampling, and geological reconnaissance for a variety of commodities.  A number of geochemical anomalies were found primarily in the vicinity of old workings. Follow-up work concentrated on alluvial tin and, later, auriferous reefs.  Backhoe trenching, costeaning, and ground follow-up were the favored mode of exploration.  Two diamond drillholes were drilled at Quigleys.  Despite determining that the gold potential of the reefs in the area was promising, AOM ceased work around Mt Todd.

The Arafura Mining Corporation, CRA Exploration, and Marriaz Pty Ltd all explored the Mt Todd area at different times between 1975 and 1983.  In late 1981, CRA Exploration conducted grid surveys, geological mapping and a 14 diamond drillhole program, with an aggregate meterage of 676.5 m, to test the gold content of Quigleys Reef over a strike length of 800 m.  Following this program CRA Exploration did not proceed with further exploration.

During late 1986, Pacific Gold Mines NL (“Pacific”) undertook exploration in the area which resulted in small-scale open cut mining on the Quigleys and Golf reefs, and limited test mining at the Alpha, Bravo, Charlie and Delta pits.  Ore was transported to a carbon-in-pulp (“CIP”) plant owned by Pacific at Moline.  This continued until December 1987.  Pacific ceased operations in the area in February 1988. having produced approximately 86,000 tonnes grading 4 g-Au/t (historic reported production, not NI 43-101 compliant).  Subsequent negotiations between the Mt Todd Joint Venture partners Shell Company of Australia (“Billiton”), Zapopan NL (“Zapopan”) and Pacific resulted in the acquisition of this ground and incorporation into the joint venture.

Billiton, who was the managing partner in an exploration program in the joint venture with Zapopan, discovered the Mt Todd mineralization, or more specifically the Batman deposit, in May 1988.  Zapopan acquired Billiton’s interest in 1992 by way of placement of shares to Pegasus Gold Australia Pty. Ltd. (Pegasus).  Pegasus progressively increased their shareholding until they acquired full ownership of Zapopan in July 1995.

Feasibility studies (not NI 43-101 compliant) for Phase I, a heap leach operation which focused predominately on the oxide portion of the deposit, commenced during 1992 culminating in an engineering, procurement, construction management (EPCM) award to Minproc in November of that year.  The Phase I project was predicated upon a 4 million tonne per year (Mtpy) heap leach plant, which came on stream in late 1993.  The treatment rate was subsequently expanded to a rate of 6 Mtpy on in late 1994.

Historic production is shown in the table below:

Category	Historic Production Actual
Tonnes Leached (million)	13.2
Head Grade (g-Au/t)	0.96
Recovery (%)	53.8
Gold Recovered (oz)	220,755
Cost/t (AUD)	8.33
Cost/oz (AUD)	500
NOTE: All tonnages and grades are historic production numbers that pre-date Vista’s ownership. The QPs and issuer consider historic estimates to be relevant but not current.

Phase II involved expanding to 8 Mtpy and treatment through a flotation and carbon-in-leach (“CIL”) circuit.  The feasibility study was conducted by a joint venture between Bateman Kinhill and Kilborne (BKK, 1996) and was completed in June 1995.

The Pegasus board approved the project on August 17, 1995, and awarded an EPCM contract to BKK in October 1995.  Commissioning commenced in November 1996.  Final capital costs to complete the project were AUD232 million (US$181 million).

Design capacity was never achieved due to inadequacies in the crushing circuit.  A throughput rate of just under 7 Mtpy was achieved by mid-1997; however, problems with the flotation circuit which resulted in reduced recoveries necessitated closure of this circuit.  Subsequently, high reagent consumption, as a result of cyanide soluble copper minerals, further hindered efforts to reach design production.  Operating costs were above those predicted in the feasibility study. The spot price of gold deteriorated from above US$400 in early 1996 to below US$300 per ounce during 1997.  Underperformance of the project and higher operating costs led to the mine being closed and placed on care and maintenance on November 14, 1997.

In February 1999, General Gold Resources Pty. Ltd. (“General Gold”) agreed to form a joint venture with Multiplex Resources Pty Ltd (“Multiplex”) and Pegasus to own, operate, and explore the mine.  Initial equity participation in the joint venture was General Gold 2% , Multiplex 93%, and Pegasus 5%.  The joint venture appointed General Gold as mine operator, which contributed the operating plan in exchange for a 50% share of the net cash flow generated by the project, after allowing for acquisition costs and environmental sinking fund contributions.  General Gold operated the mine from March 1999 to July 2000. Operations ceased in July 2000, and Pegasus, through the Deed Administrators, regained possession of various parts of the mine assets in order to recoup the balance of purchase price owed to it.  Most of the equipment was sold in June 2001 and removed from the mine.

In March 2006, Vista acquired the concession rights from the Deed Administrators, surface rights from the Jawoyn Association Aboriginal Corporation (“JAAC”) and entered in to a contract with the Government of the Northern Territory of Australia

Geological Setting, Mineralization, and Deposit Type

Mt Todd is situated within the southeastern portion of the Early Proterozoic Pine Creek Geosyncline. Meta-sediments, granitoids, basic intrusives, acidic and intermediate volcanic rocks occur within this geological province.  Within the Mt Todd region, the oldest outcropping rocks are assigned to the Burrell Creek Formation.  These rocks consist primarily of interbedded greywackes, siltstones, and shales of turbidite affinity, which are interspersed with the minor volcanics.  The Burrell Creek Formation is overlain by interbedded greywackes, mudstones, tuffs, minor conglomerates, mafic to intermediate volcanics and banded ironstone of the Tollis Formation.  The Burrell Creek Formation and Tollis Formation comprise the Finniss River Group.  The Finniss River Group strata have been folded about northerly trending F1 fold axes.  The folds are closed to open style and have moderate westerly dipping axial planes with some sections being overturned.  A later north-south compression event resulted in east-west trending open style upright D2 folds.  The Finniss River Group has been regionally metamorphosed to lower green schist facies.  Late and Post Orogenic granite intrusions of the Cullen Batholith occurred from 1,789 Ma to 1,730 Ma, and brought about local contact metamorphism to hornblende hornfels facies.

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

Exploration (“ELs”)

Since acquiring the Mt Todd ELs, Vista has conducted an ongoing exploration program that includes prospecting, geologic mapping, rock and soil sampling, geophysical surveys and exploration drilling.  Equipment and personnel were mobilized from the site or from an exploration base camp established in the central part of the exploration licenses.  The work was conducted by geologists and field technicians.

The exploration effort initially focused on follow up work on targets developed by Pegasus during their tenure on the property.  These included the RKD target, Tablelands, and Silver Spray.  During a review of Pegasus’ airborne geophysical survey data, five distinct magnetic highs were observed located within sedimentary rocks that should have a low magnetic signature.  These features are remarkably similar to those at Batman, which, as a result of the included pyrrhotite, exhibits a strong magnetic high.  The geophysical targets were prioritized following review of historic work in the area and site visits.  To date, two of the geophysical targets, Golden Eye and Snowdrop, have been drilled and a third, Black Hill, has been covered by soil sampling.

The Wandie target has a different magnetic signature. Field examination identified small scale pits on an iron-rich outcropping.

There are no reportable resources and reserves on the ELs.  Once a reportable discovery is made, Vista will disclose all applicable exploration works that supports the discovery.  No data from the ELs are used in the development of the PFS results.

Exploration Sampling summary:

Year	Soils	Rock Chips
2008	0	164
2009	0	45
2010	3,135	224
2011	1,925	79
2012	2,312	295
2013	572	51
2014	2601	143
2015	841	53
2016	241	27
2017	1098	78
Total Samples	10,498	949

Exploration Potential (“MLs”)

Based on airborne geophysical survey data, we have identified several magnetic targets within our controlled land holdings surrounding the Batman pit. The targets are distinct magnetic highs located within sedimentary rocks that should have a low magnetic signature.  These features are similar to those at Mt Todd, which, as a result of the included pyrrhotite, exhibits a strong magnetic high.

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

Based on Tetra Tech’s resource analysis, at a cut-off grade of 0.40 g Au/t, under SEC Industry Guide 7 guidelines, mineralized material for the Quigleys deposit is estimated at 6.2 million tonnes grading 1.13 g Au/t. Under CIM Definition Standards, at the same cut-off grade of 0.40 g Au/t, measured mineral resources are estimated at 457,000 tonnes grading 1.27 g Au/t, indicated mineral resources are estimated at 5.7 million tonnes grading 1.12 g Au/t and inferred mineral resources are estimated at 1.6 million tonnes grading 0.84 g Au/t. Cautionary Note to Investors: see the section heading “Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Drilling

The drilling discussed in this section is related to the MLs and is limited to that completed since the filing of the NI 43-101 Technical Report – Mt Todd Gold Project, 50,000 tpd Preliminary Feasibility Study, Northern Territory, Australia, Amended & Restated; July 7, 2014. A portion of the drillhole data was used to complete the resource estimate in August 2017.  Part of the drillholes were completed for metallurgical samples and are not used in the mineral resource estimate.  All of the drillhole data presented in the above report are still valid and have been incorporated in an unchanged manner.

Between the fourth quarter of 2012 and the end of the first quarter of 2017, the Vista exploration program at the Batman deposit consisted of 22 diamond core drillholes containing 12,530 m that targeted both infill definitional drilling and step-out drilling.

Drillholes added for resource update:

Drillhole ID	Northing m (MGA94 z53)	Easting m (MGA94 z53)	Elevation (masl)	Bearing (°)	Dip (°)	Total Depth (m)	Drillhole Type
VB12-015	8434901.6	187446.7	144.4	268	-55	745.85	Diamond
VB12-016	8434703.6	187262.7	147.3	267	-61	713.5	Diamond
VB12-017	8435349.1	187391.2	150.8	277	-61	833.28	Diamond
VB12-018	8434849.2	187429.9	144.7	270	-56	177	Diamond
VB12-019	8434846.9	187429.4	144.8	269	-61	731.8	Diamond
VB12-020	8435852.4	187359.6	167.3	272	-67	611.9	Diamond
VB12-021	8435954.0	187378.8	149.9	271	-65	602.9	Diamond
VB12-022	8434453.4	187179.3	153.3	269	-57	647.9	Diamond
VB12-023	8435801.3	187371.0	161.3	265	-60	650.88	Diamond
VB12-024	8434482.1	187094.7	149.8	266	-58	460.14	Diamond
VB12-025	8435656.2	187344.7	158.6	261	-60	650.63	Diamond
VB12-026	8434393.4	187066.8	144.8	270	-59	378.9	Diamond
VB12-027	8435717.0	187259.7	169.8	291	-54	434.75	Diamond
VB15-001	187431	8434480	147	268.3	-75.812	455.5	Diamond
VB15-001W1	187431	8434480	147	268.3	-75.812	831.8	Diamond
VB15-001W2	187431	8434480	147	268.3	-75.812	746	Diamond
VB15-002	187277	8434703	147.268	266.07	-76.19	446.3	Diamond
VB15-002W1	187277	8434703	147.268	266.07	-76.19	705	Diamond
VB16-002*	187195	8434849	134.84	328.6	-64	485.7	Diamond
VB17-001*	187094	8435292	161.5	184.6	-55	166.6	Diamond
VB17-002*	187194	8434848	134.84	330.6	-64	485	Diamond
VB17-003*	187091	8435290	161.5	188.2	-55	568.9	Diamond

*Used for metallurgical testing. Not used in the mineral resource estimate.

Sampling, Analysis and Data Verification

The sampling method and approach for drillholes completed between 2012 and 2017 has remained consistent. The drill core, upon removal from the core barrel, is placed into plastic core boxes.  The poly core boxes are transported to the sample preparation building where the core is marked, geologically logged, geotechnically logged, photographed, and cut into halves.  One-half is placed into sample bags as nominal one-meter sample lengths, and the other half retained for future reference.  The only exception to this is when a portion of the remaining core has been flagged for use in the ongoing metallurgical testwork.

The bagged samples have sample tags placed both inside and on the outside of the sample bags.  The individual samples are grouped into “lots” for submission to Northern Analytical Laboratories for preparation and analytical testing.  All of this work was done under the supervision of a Vista geologist.

The following section describes the sample preparation, analyses and security undertaken by Vista through the March 2018 resource update.

The diamond drilling program was conducted under the supervision of the geologic staff composed of a chief geologist, several experienced geologists, and a core handling/cutting crew.  The core handling crew was recruited locally.

Facilities for the core processing included an enclosed logging shed and a covered cutting and storage area that was fenced in.  Both of these facilities were considered to be limited access areas and kept secured when work was not in progress.

The diamond drill core was boxed and stacked at the rig by the drill crews.  Core was then picked up daily by members of the core handling crew and transported directly into the logging shed. Processing of the core included photographing, geotechnical and geologic logging, and marking the core for sampling.  The nominal sample interval was one meter.  When this process was completed, the core was moved into the core cutting/storage area where it was laid out for sampling.  The core was logged using the following procedures:

•	One-meter depth intervals were marked out on the core by a member of the geologic staff;
•

Core orientation (bottom of core) was marked with a solid line when at least three orientation marks aligned and used for structural measurements.  When orientation marks were insufficient an estimation orientation was indicated by a dashed line;

•

Geologic logging was then done by a member of the geologic staff.  Assay intervals were selected at that time and a cut line marked on the core.  The standard sample interval was one-m, with a minimum of 0.4 m and a maximum of 1.4 m;

•	Blind sample numbers were then assigned based on pre-labeled sample bags. Sample intervals were then indicated in the core tray at the appropriate locations;
•	Each core tray was photographed and restacked on pallets pending sample cutting and stored on site indefinitely; and
•	9,635 assays were added for the October 2012 resource update, an additional 7,601 assay intervals were added for the March 2013 resource, and 729 assay intervals were added for the 2017 model update.

The core was then cut using diamond saws with each interval placed in sample bags.  At this time, the standards and blanks were also placed in plastic bags for inclusion in the shipment.  A reference standard or a blank was inserted at a minimum ratio of 1 in 10 and at suspected high-grade intervals additional blanks sample were added.  Standard reference material was sourced from Ore Research & Exploration Pty Ltd and provided in 60 g sealed packets.  When a sequence of five samples was completed, they were placed in a shipping bag and closed with a zip tie.  All of these samples were kept in the secure area until crated for shipping.

Samples were placed in crates for shipping with 100 samples per crate (20 shipping bags).  The crates were stacked outside the core shed until picked up for transport.

The following laboratories have been used for lab preparation, analyses, and check assays:

Assay and Preparation Laboratories

Laboratory	Address	Purpose	Abbreviation	Certifications
ALS | Minerals	31 Denninup Way Malaga, WA 6090	Main assay analyses	ALS	ISO:9001:2008 and ISO 17025 Certified
ALS | Minerals	13 Price St Alice Springs, NT 0870	Sample Preparation	ALS Alice Springs	ISO 9001:2008 and ISO 17025 Certified
Genalysis Laboratory Services (Intertek Group)	15 Davison St Maddington, WA 6109	Check Analyses	Genalysis	Unable to verify
North Australian Laboratories Pty Ltd (“NAL”)	MLN 792 Eleanor Rd Pine Creek, NT 0847	Alternative assay analyses	NAL	ISO 10725 Certified
NT Environmental Laboratories (Intertek Group)	3407 Export Dr Berrimah, NT 0828	Check Analyses	NTEL	ISO 17025

Prior to the 2011 drilling campaign, the majority of samples were transported first to ALS in Alice Springs (NT) for sample preparation.  After preparation, samples were then forwarded on to ALS in Malaga (WA) for assay analyses.  One in every 20 pulp or reject was sent from ALS in Alice Springs to Northern Australian Laboratories (NAL), Vista was notified by email which samples were sent to NAL.  For the 2011-2012 drilling campaign samples for assay were sent to NAL lab in Pine Creek, NT.  Check assays on one in every 20 pulps or rejects were completed by NT Environmental Laboratories.

Following completion of assay results, all pulps and reject material was shipped back to the Project site and stored.

Vista is completely independent of any analytical testing entity, other than they have engaged said entities as a customer.

Sample Security

NAL is the primary laboratory we use for analysis of drill core assays. The NAL laboratory is located in the town of Pine Creek, approximately 50 km distant by road.  Samples were picked up and transported by NAL employees.

Sample shipments were scheduled for approximately once a week.  The sealed crates were picked up on site by NAL for direct road transport to the assay lab.  A sample transmittal form was prepared and included with each shipment and a copy was filed in the geology office on site.

When the shipment left site, sample transmittals were prepared and e-mailed to NAL.  When the shipment arrived at the preparation facility the samples were lined out and a confirmation of sample receipt was e-mailed back to Vista.

Statistical analysis of the various drilling populations and quality assurance/quality control (QA/QC) samples has neither identified nor highlighted any reasons to not accept the data as representative of the tenor and grade of the mineralization estimated at the Batman deposit

Mineral Resources and Mineral Reserve Estimates

The table below illustrates the updated mineral reserve and resource estimate for the Project.  The effective date of the Batman deposit mineral resource estimate and the heap leach resource estimate is January 24, 2018.

Mt Todd Mineral Reserves, Base Case (50,000 tpd) 0.40 g Au/t cut-off.  Mineral reserves calculated at $1,250 per ounce of gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
	Tonnes	Grade	Contained	Tonnes	Grade	Contained	Tonnes	Grade	Contained	Tonnes	Grade	Contained
	(000s)	(gAu/t)	Ounces	(000s)	(g Au/t)	Ounces	(000s)	(g/t)	Ounces	(000s)	(g Au/t)	Ounces
Proven	72,672	0.88	2,057	—	—	—	—	—	—	72,672	0.88	2,057
Probable	135,015	0.82	3,559	13,354	0.54	232	—	—	—	148,369	0.790	3,791
Total	207,687	0.84	5,616	13,354	0.54	232	—	—	—	221,041	0.82	5,848

Batman reserves are reported using a 0.40 cut- off grade and a $1250 per ounce gold price. Unit costs used: $1.90/tonne mined, milling cost $7.80/tonne processed, tailings cost $0.90 per tonne processed, G&A cost $0.46/tonne processed, water treatment $0.10/tonne processed,1% gross royalty. Ore processing at 50,000 TPD, 355 Days/Yr., for a total of 17,750,000 TPY. Au recovery: sulfide 85%, transition 80%, oxide 80%.  Because all of the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.

Mt Todd Mineral Reserves, Alternate Case (33,000 tpd) 0.40 g Au/t cut-off.  Mineral reserves calculated at $1,250 per ounce of gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
	Tonnes	Grade	Contained	Tonnes	Grade	Contained	Tonnes	Grade	Contained	Tonnes	Grade	Contained
	(000s)	(gAu/t)	Ounces	(000s)	(g Au/t)	Ounces	(000s)	(g/t)	Ounces	(000s)	(g Au/t)	Ounces
Proven	54,031	0.91	1,589	—	—	—	—	—	—	54,031	0.91	1,589
Probable	60,628	0.89	1,736	13,354	0.54	232	—	—	—	73,982	0.83	1,968
Total	114,659	0.90	3,325	13,354	0.54	232	—	—	—	128,013	0.86	3,557

Batman reserves are reported using a 0.40 cut- off grade and a $1250 per ounce gold price. Unit costs used: $2.16/tonne mined, milling cost $8.65/tonne processed, tailings cost $0.90 per tonne processed, G&A cost $0.77/tonne processed, water treatment $0.10/tonne processed, 1% gross royalty. Ore processing at 33,000 TPD, 355 Days/Yr.,for a total of 11,715,000 TPY. Au recovery: sulfide 85%, transition 80%, oxide 80%.  Because all of the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.

Mt Todd Mineral Resources Base Case (50,000 tpd)

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
	Tonnes	Grade	Contained	Tonnes	Grade	Contained	Tonnes	Grade	Contained	Tonnes	Grade	Contained
	(000s)	(g Au/t)	Ounces	(000s)	(g Au/t)	Ounces	(000s)	(g Au/t)	Ounces	(000s)	(g Au/t)	Ounces
Measured	77,725	0.88	2,191	—	—	—	457	1.27	19	78,182	0.88	2,210
Indicated	200,112	0.80	5,169	13,354	0.54	232	5,743	1.12	207	219,209	0.80	5,608
Total	277,837	0.82	7,360	13,354	0.54	232	6,200	1.13	225	297,391	0.82	7,818
Inferred	61,323	0.720	1,421	—	—	—	1,600	0.840	43	62,923	0.72	1,464

Note: Measured and indicated resources include proven and probable reserves.  Batman and Quigleys resources are estimated at a 0.40g Au/t cut-off grade.  Heap leach resources are the average grade of the heap, no cut-off applied.  Economic analysis conducted on proven and probable mineral reserves.

Cautionary note to investors:  Proven and probable reserves are estimated in accordance with NI 43-101 and do not constitute SEC Industry Guide 7 compliant reserves see the section heading “Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

The tables below show the resource classification criteria and variogram parameters for the Batman resource model.

Category	Search Range & Kriging Variance	No. of Sectors/ Max Points per DH	Search Anisotropy	Min Points	Composite Codes	Block Codes	CORE
Indicated	Core Complex: 150 m & KV < 0.45 Pass 1	4/2	(1.0:0.7:0.4) [110:80:0]	2	1000	1000	CORE COMPLEX
Measured	Core Complex: 60 m & KV < 0.30) Pass 2 (overwrite Pass 1)	4/3	(1.0:0.7:0.4) [110:80:0]	4	1000	1000	
inferred	Core Complex KV >= 0.34 Classification Step	4/2	(1.0:0.7:0.4) [110:80:0]	2	1000	1000	
inferred	Outside Core Complex: 150 m & KV <= 0.45 Pass 3	4/3	(1.0:0.7:0.4) [110:80:0]	3	500/3500	500/ 3500	OUTSIDE CORE COMPLEX
inferred	Outside Core Complex: 50 m & KV > = 0.45 Pass 4 (overwrite Pass 3)	4/3	(1.0:0.7:0.4) [110:80:0]	8	500/3500	500/ 3500	
inferred	Primary Satellite Deposit: 150 m & KV >= 0.45 Pass 5	4/3	(1.0:0.7:0.4) [110:80:0]	3	600	600	
Indicated	Primary Satellite Deposit: 50 m & KV < 0.45 Pass 6 --(overwrite Pass 5)	4/3	(1.0:0.7:0.4) [110:80:0]	8	600	600	
inferred	Secondary Satellite Deposit: 150 m & KV >= 0.45 Pass 7	4/3	(1.0:0.7:0.4) [110:80:0]	3	700	700	
Indicated	Secondary Satellite Deposit: 50 m & KV < 0.45 Pass 8 (overwrite Pass 7)	4/3	(1.0:0.7:0.4) [110:80:0]	8	700	700	
inferred	Tertiary Satellite Deposit: 150 m & KV >= 0.45 Pass 9	4/3	(1.0:0.7:0.4) [110:80:0]	3	800	800	
Indicated	Tertiary Satellite Deposit: 50 m & KV < 0.45 Pass 10 (overwrite Pass 9)	4/3	(1.0:0.7:0.4) [110:80:0]	8	800	800	

VARIOGRAM FOR ALL CATEGORIES

Type: Spherical	Primary Axis: 150m	Nugget: 0.6	
First Rotation (Azimuth: 110)	Secondary Axis: 105m	Sill 1: 0.3	Range 1: 40m
Second Rotation (Dip: 80)	Tertiary Axis: 60m	Sill 2: 0.2	Range 2: 500m
Third Rotation (Tilt: 0)

Mining Operations

Only open-pit mining methods are considered for mining at Mt Todd.  Mt Todd has been planned as a conventional, owner-operated, truck and shovel operation, that will use large scale mining equipment in a blast/load/haul operation.  The truck and shovel method provides reasonable cost benefits and selectivity for this type of deposit.

The Base Case and the Alternate Case use substantially the same sized equipment, however, the Alternate Case requires fewer units

Mineral Processing

The flowsheet consists of primary crushing, closed circuit secondary crushing, closed circuit tertiary crushing using HPGRs, ore sorting, two-stage ball milling, cyclone classification, pre-leach thickening, leach and adsorption, elution electrowinning and smelting, carbon regeneration, tailings detoxification and disposal to conventional tailings storage facility (“TSF”).  The flowsheet for the Base Case is illustrated below.

The flowsheet for the Alternate Case is based on the same configuration, but with proportionally smaller scale equipment.

Metallurgical Testing

Our metallurgical test work programs have confirmed: (1) ore hardness estimates at the Batman deposit are consistent throughout the deposit and do not change at depth; (2) the selection of HPGR technology as part of the comminution circuit; (3) the selection of automated ore sorting technology to eliminate low-grade material after crushing and prior to grinding; (4) estimated gold recovery rates based on optimized grind size and leach conditions; and (5) the processing of material from the historic heap leach pad at the end of the proposed mine life.

The test work results collated from the 2011 and 2012 testing campaigns and additional metallurgical and process test work conducted in 2016 and 2017, together with the process design criteria, were used to develop the process flow sheet and mass balance.

Ore Hardness

Bond ball mill work indices (“BWi”) were determined at a grind size of P80 of 100 mesh for the various products, namely HPGR, ore-sorting, composite samples and waste material.

The test results indicate the following:

•

The BWi for the XRT products was higher than the composite samples prepared from the crushed products.  Hence, it is reasonable to conclude that the uncrushed material in the HPGR is harder than the crushed product.

•	The waste material had a BWi higher than the composite sample as well as the XRT recycle products.
•	The BWi for the products ranged from 23.10 to 24.28. A BWi of 24.50 was selected for the design of the primary ball mill circuit.

The results of this test work support two main conclusions: (1) that the hardness of ore at the Batman deposit is relatively constant; and (2) that ore hardness at the Batman deposit does not change at depth.

This test work validates the Company’s prior test work and supports Vista’s revised comminution circuit design, which is designed to crush and grind material with an average BWi of 26.2 kWh/t, a 5% factor of safety above the average BWi and closer to the 75th percentile of BWi test results.

HPGR Selection

The proposed Base Case comminution circuit incorporates the use of a large gyratory crusher and two large cone crushers for the primary and secondary stages, respectively, and contemplates the use of two HPGRs as the third-stage of the crushing circuit.

The test work also assessed the difference in power requirements between a primary/SAG/ball mill circuit, a conventional 3-stage crush/ball mill circuit, and a 3-stage HPGR/ball mill circuit to generate a P80 passing 60 μm product.

This test work also confirms our prior test work and supports our comminution circuit design.  The use of HPGRs is anticipated to (a) produce a product that can be ground more efficiently (lower BWi) in the ball mills; and (b) reduce energy requirements when compared to a SAG mill design.

Sorting

The bulk automated sorting tests comprised four, five-tonne composites prepared from 3.75" drill core.  Three of the composites contained predominately sulfide mineralization and one composite contained mixed oxide/sulfide material that is encountered on the periphery of the deposit.  The drill core was HPGR crushed and screened at 16mm at the facilities of Thyssen Krupp Industries (“TKI”) near Dusseldorf, Germany.  The +16mm material was sent to the test facility of Tomra Sorting Solutions (“Tomra”) near Hamburg, Germany where this material was initially sorted using XRT sorting.  A total of 12 sorting tests were completed.  The XRT rejects were then subjected to laser sorting to produce a final reject.  All material (-16mm HPGR crushed, XRT product, laser product and sorting reject) was sent to the metallurgical laboratory of Resource Development Inc. (“RDi”) in Wheatridge, Colorado for subsequent sample preparation, assaying and additional metallurgical testing.

On a material mass basis, the combined XRT and laser sorting tests confirmed the Company’s expectation that it can reject approximately 10% of the run-of-mine feed as waste (test results range from 6.8% to 11.0%).  The average grade of the rejected material is estimated to be 0.12 g Au/t (results range from 0.06 g Au/t to 0.23 g Au/t) compared to the mine cut-off grade of 0.4 g Au/t, resulting in a gold loss from the rejected waste of approximately 1.3%.  The improvement in mill feed grade is expected to be approximately 8%, resulting in run-of-mine average mill feed grade of 0.91 g Au/t compared to the life-of-mine reserve grade of 0.84 g Au/t.  We now expect grinding, leaching and tailings handling costs, which are dependent on the volume of material processed, to be approximately 10% less than previously estimated.

Gold Recoveries

We continued evaluating gold recoveries using two-stage grinding and a finer product size. This test work has confirmed that the introduction of sorting to reduce the leach tonnage by approximately 10% and finer grinding to P80 of 60 µm yields an increase in recovery of approximately 4.1%, net of solution losses.

A total of 41 additional leach tests were completed using the above mentioned two-staged grinding to confirm our resulting leach recoveries of 86.5% for sulfide ores, 79.5% for mixed and oxide ores and 71.5% for heap leach ore, net of solution losses. This test work has also confirmed a cyanide consumption rate of 0.45 kg per tonne.

Our recovery plant design utilizing a conventional, industry-proven, CIP circuit remains unchanged.

Existing Heap Leach Pad

In addition to analysis of freshly-mined material from the Batman deposit, Vista has analyzed the potential to process nearly 13.4 million tonnes of material on the existing heap leach pad at Mt Todd.  The original Mt Todd started as a heap leach operation with historic records indicating that the average grade of material placed on the pad was 0.96 g Au/t.  Although the material was partially leached in the mid-1990s, Vista has drilled 24 air-rotary holes into the heap leach pad and assayed 361 samples, and Tetra Tech created a 3D resource model that has an average grade of 0.54 g Au/t.

Initial evaluation efforts focused on re-starting the heap leach pad.  Bottle roll and column tests were completed, both of which supported the leachability of the material with gold recovery rates around 35%.  However, poor in situ permeability rates caused Vista to ultimately abandon plans to re-start the heap.

We subsequently submitted two heap leach variability composites and two drill hole composites from the leach pad for CIP cyanidation leach test work.  The samples were ground to the size of P80 of 90 μm and pre-treated with lime and 100g/t of lead nitrate to suppress copper leaching.  The material was then leached for 24 hours.  These results support recovery rates of 71.5% for this material when processed through the CIP plant.

The PFS assumes that the existing heap leach pad will be left in place and processed through the mill at the end of mine life.  This ultimately reduces the scope of reclamation to the pad liner only.

Infrastructure

Because Mt Todd was an operating mine, infrastructure exists that reduces initial capital expenditure and significantly reduces capital risk related to infrastructure construction, which has been a major source of capital overruns in the mining industry over the last decade.  Existing mining infrastructure items include:

•	an existing tailings storage facility that is expected to contain approximately 87 million tonnes of material processed;
•	an existing fresh water storage reservoir that will receive a two-meter dam raise and will harvest stormwater sufficient to provide process water for year-round operations for a 50,000 tpd operation;
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

The area has both historic and current mining activity and therefore a portion of the skilled workforce will be sourced locally.  In addition, Katherine offers the necessary support functions that are found in a medium-sized city with regard to supplies, accommodations, communications, etc.

Planned infrastructure for the site includes the following:

•	Ammonium Nitrate and Fuel Oil (ANFO) Facility;
•	Mine Support Facilities (Heavy Vehicle (HV) Workshop, Lube Farm, Washdown and Tire Change, Warehouse, Fuel Farm, Mining Offices, Core Storage Facility);
•	Heap Leach Facility;
•	Accommodation Camp;
•	Water Treatment Plant (WTP);
•	Power Supply;
•	Pit Dewatering;
•	Mine Services;
•	Communications;
•	Gatehouse; and
•	Expanded existing and additional TSF.

Permitting

During September 2014, the Environmental Impact Statement (“EIS”) was approved. In its formal notification to us (the “Assessment Report”), the Northern Territory Environmental Protection Agency (“NTEPA”) advised that it had assessed the environmental impacts of the Mt Todd gold mine and concluded that it can proceed, subject to a number of recommendations which are outlined in the Assessment Report. The NTEPA Assessment Report includes 28 recommendations which are to be addressed as part of the MMP.

We are in the process of applying for the MMP permit,  the operating permit that sets out how mine operating strategy will be implemented throughout the mine life in compliance with the EIS and Australian Environmental Protection and Biodiversity Conservation Act of 1999 (“EPBC”) requirements. A draft of the MMP permit was submitted to the Department of Primary Industries and Resources in November 2017 and is currently under review.

The approval of the EIS resulted in the requirement to obtain an authorization of a  controlled activity as required under the EPBC as it relates to the Gouldian Finch. The EPBC authorization was submitted for approval to the Australian Commonwealth Department of Environment and Energy during December 2015 and the authorization was granted in January 2018.

Environmental, Social and Community Factors

A number of environmental studies have been conducted at Mt Todd in support of the EIS and as required for environmental and operational permits.  Studies conducted have investigated soils, climate and meteorology, geology, geochemistry, biological resources, cultural and anthropological sites, socio-economics, hydrogeology, and water quality.

The EIS for the Project was submitted in June 2013.  The document was prepared by independent consultants GHD Pty Ltd to identify potential environmental, social, transport, cultural and economic impacts associated with reopening and operating the mine.  NTEPA provided its final assessment of the Project in June 2014. Final approval was given in September 2014.

In January 2018, the “authorization of a controlled activity” was received for the Project as required under the EBPC as it relates to the Gouldian Finch, and as such has received approval from the Australian Commonwealth Department of Environment and Energy.

The Jawoyn people have strong involvement in the planning of the Project.  Areas of aboriginal significance have been designated, and the mine plan has avoided development in these restricted works areas

Water Treatment

We have a Waste Discharge License (“WDL”) from the NT Government that authorizes the release of treated water from the Mt Todd site during the wet season in accordance with higher environmental protection standards. We operate in compliance with the standards. We will have to dewater substantially the entire pit before mining operations can be started.

2018 Plans

At the beginning of each year, the Company identifies those areas of the project that require, or could benefit from, additional technical work or studies. These are considered discretionary programs, and are subject to strict program approval criteria, including program justification, alternatives methods, and availability of funding.

During the first half of 2018 we expect to complete four additional PQ core holes designed to extract approximately 5 tonnes of higher grade material from the Batman pit, for the completion of two additional approximately 2.5 tonne HPGR crushing, XRT and laser sorting tests. These tests are being conducted to confirm gold loss in the rejected material for higher grade ores. We are completing grinding tests on the secondary grinding mills in order to obtain specific data for future application.  These tests are with Glencore, who manufacture the ISAMill referenced in the PFS, and with FLSmidth, who produce a competing mill known as a vertimill. We are also completing testing with Lightnin for design of impellers, electrical motor requirements, and percent solids within the leaching tanks.  The total 2018 expenditure for this program is expected to be approximately $625,000.

We expect to continue dewatering in accordance with our WDL and to perform baseline monitoring in accordance with our EPBC approval.

We anticipate completing additional definition drilling at Quigleys, intended to investigate the possibility of providing the mill with future supplemental higher grade Quigleys ore.  We also anticipate exploration programs on the ELs, designed to continue investigating some of the known geophysical and geochemical anomalies. The scope, scheduling and cost estimates for these programs have not yet been completed

Mt Todd is without known mineral reserves under SEC Industry Guide 7.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During October 2017, we entered into an agreement (the “Option Agreement”) to option our interest in the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (the “GdlR Project”) to Minera Alamos Inc. and its subsidiary Minera Alamos de Sonora S.A. de C.V. (“Minera Alamos”).

Pursuant to the terms of the Option Agreement, we have granted Minera Alamos an exclusive right and option to earn a 100% interest in the GdlR Project by:

•

making payments totaling $6,000,000 comprised of a payment of $1,500,000 made at the execution of the Option Agreement (“Option Grant Date”); two successive payments of $1,500,000 each to be made at the one-year and two-year anniversaries of the Option Grant Date; and a final $1,500,000 payment to be made before the four-year anniversary of the Option Grant Date;

•	maintaining the concessions comprising the GdlR Project in good standing;
•	fulfilling all of our obligations to the Ejido La Tasajera (the “Ejido”) as set out in the temporary occupation contract between us and the Ejido;
•

granting us a capped NSR royalty on production from open pit mining (the “Open Pit NSR”) at rates that range from 1% (at gold prices of $1,400/oz or less) to a maximum of 2% (at gold prices above $1,600/oz) up to an aggregate of $2,000,000 in royalty payments;

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

Subject to Minera Alamos timely making all the option payments, and fulfilling its other obligations with respect to the Option Agreement, we will transfer 100% of the shares of the Company’s 100% owned subsidiary Minera Gold Stake S.A. de C.V., the entity which owns the GdlR Project, to Minera Alamos and the Open-Pit NSR and Underground NSR will be granted to us.

If Minera Alamos discovers, and decides to develop, an underground mine at the GdlR Project and we exercise the Back-in Right, we and Minera Alamos have agreed to form a joint venture to develop and operate the underground mine.  If the joint venture is formed, the Underground NSR will terminate.

Guadalupe de los Reyes is without known mineral reserves under SEC Industry Guide 7.

Long Valley Gold Project, California

During March 2017, we sold our Long Valley unpatented mining claims located in California for consideration, net of transaction costs, of $358,000 which was paid at closing; a future payment of $500,000 one month after the start of commercial production; a future payment of $500,000 on or prior to the first anniversary of the start of commercial production; and a net smelter return royalty (“NSR”) on any future production from said claims at a variable rate between 0.5% and 2.0% depending on the average gold price realized. This sale resulted in a realized gain of $358,000 for 2017.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

We consider health, safety and environmental stewardship to be a core value of the Company.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal year ended December 31, 2017, we had no properties in the United States and were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Shares

The common shares of Vista Gold are listed on the NYSE American. The following table sets out the reported high and low sale prices on the NYSE American for the periods indicated as reported by the exchange.

	NYSE MKT
	High	Low
2016
1st quarter	$0.60	$0.27
2nd quarter	2.09	0.44
3rd quarter	2.05	0.87
4th quarter	1.14	0.80
2017
1st quarter	1.24	0.90
2nd quarter	1.11	0.81
3rd quarter	0.92	0.63
4th quarter	0.83	0.60
2018
1st quarter (through February 26, 2018)	0.87	0.70

On February 26, 2018, the last reported sale price of the common shares of Vista on the NYSE American was $0.77, there were 99,412,007 Common Shares issued and outstanding, and we had approximately 277 registered shareholders of record.

Dividends

We have never paid cash dividends. The declaration and payment of future dividends, if any, will be determined by our Board and will depend on our earnings, financial condition, future cash requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information relating to the Company’s equity compensation plans as at December 31, 2017.  The Corporation’s equity compensation plans as of December 31, 2017 were the Stock Option Plan and the Long-Term Incentive Plan (“LTIP”). Equity compensation under these plans has been granted to directors, officers, employees and consultants of the Company.

Plan Category	Number of securities to be issued upon exercise/conversion of outstanding options and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future grants under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	2,712,407	0.42	7,228,794
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	2,712,407	0.42	7,228,794

As of December 31, 2017,  1,567,907 RSUs are outstanding under the LTIP and 1,144,500 options are outstanding under the Stock Option Plan to acquire 2,712,407 Common Shares.

See “Part III Item 11. Executive Compensation” for additional information relating to our equity compensation plan.

Stock Performance Graph

The following graph compares the yearly percentage change in the Company’s cumulative total shareholder return on its Common Shares with the cumulative total return of the S&P 500 and the NYSE ARCA Gold Bugs Index for the last five financial years.  This performance chart assumes that $100 was invested on December 31, 2012, in (i) the Company’s Common Shares at the closing price of the Common Shares on December 31, 2012; (ii) the S&P 500; and the NYSE ARCA Gold Bugs Index.

	12/30/2012	12/30/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Vista Gold Corp.	$100	$87.95	$12.38	$9.12	$31.27	$22.80
S&P 500	$100	$129.60	$144.36	$143.31	$156.98	$187.47
NYSE ARCA Gold Bugs Index	$100	$44.50	$36.93	$25.03	$41.04	$43.29

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
(ii)	is entitled to the benefits of the Convention,
(iii)	holds all Common Shares as capital property,
(iv)	holds no Common Shares that are “taxable Canadian property” (as defined in the Canadian Tax Act) of the holder,
(v)	deals at arm’s length with and is not affiliated with Vista Gold,
(vi)	does not and is not deemed to use or hold any Common Shares in a business carried on in Canada, and
(vii)	is not an insurer that carries on business in Canada and elsewhere

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

Generally, a holder’s Common Shares will not constitute “taxable Canadian property” of the holder at a particular time at which the Common Shares are listed on a “designated stock exchange” (which currently includes the TSX and NYSE American) unless both of the following conditions are true at any time during the 60 month period immediately preceding the particular time:

(i)

the holder, any one or more persons with whom the holder does not deal at arm’s length, or any partnership in which the holder or persons with whom the holder did not deal at arm’s length holds a membership interest directly or indirectly through one or more partnerships, alone or in any combination, owned 25% or more of the issued shares of any class of the capital stock of Vista Gold; and

(ii)

more than 50% of the fair market value of the Common Shares was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as defined in the Canadian Tax Act), or options in respect of or interests in such properties whether or not such properties exist.

In certain circumstances, a Common Share may be deemed to be “taxable Canadian property” for purposes of the Canadian Tax Act.

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

A U.S. Resident Holder to whom Vista Gold pays or is deemed to pay a dividend on the holder’s Common Shares will be subject to Canadian withholding tax, and Vista Gold will be required to withhold the tax from the dividend and remit it to the CRA for the holder’s account.  The rate of withholding tax under the Canadian Tax Act is 25% of the gross amount of the dividend (subject to reduction under the provisions of an applicable tax treaty). Under the Convention, a U.S. Resident Holder who beneficially owns the dividend will generally be subject to Canadian withholding tax at the rate of 15% (or, if the U.S. Resident Holder who beneficially owns the dividend is a company which owns at least 10% of the voting stock of Vista Gold, 5%) of the gross amount of the dividend.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2017, neither Vista nor any affiliate of Vista repurchased Common Shares of Vista registered under Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

	Years Ended December 31,
	2017	2016	2015	2014	2013
Results of operations
Net income/(loss)	$(12,035)	$(3,133)	$1,011	$(18,926)	$(59,488)
Basic income/(loss) per share	(0.12)	(0.04)	0.01	(0.23)	(0.73)
Diluted income/(loss) per share	(0.12)	(0.04)	0.01	(0.23)	(0.73)
Financial position
Working capital	19,057	28,438	14,399	8,619	8,622
Total assets	31,141	41,608	27,868	28,026	53,094
Long-term debt and non-current liabilities	—	—	—	—	8,859
Shareholders' equity	29,083	40,525	27,065	25,283	43,013

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the three years ended December 31, 2017, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K.  See section heading “Note Regarding Forward-Looking Statements” above.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”) in the Northern Territory (“NT”) Australia. Mt Todd is the largest undeveloped gold project in Australia. The Company recently received authorization for the last major environmental permit needed and completed an updated Preliminary Feasibility Study for Mt Todd, which confirms the project’s robust economics at today’s gold price.  With these important milestones complete, Vista is in a position to actively pursue strategic alternatives that provide the best opportunity to maximize value for the Company.

Results from Operations

Summary

Through 2017, we continued to effectively execute a strategy of strict cost control while completing selected discretionary programs that are expected to add value to Mt Todd.  In January 2018, we announced completion of an updated PFS for Mt Todd (see the section heading “Item 2. Properties – Mt Todd Gold Project, Northern Territory,

Australia” above).  As a result of an equity financing completed in 2016, we believe we are well funded, and we have no debt.

Consolidated net loss for the year ended December 31, 2017 was $12,035 or $0.12 per basic share. Consolidated net loss for the year ended December 31, 2016 was $3,133 or $0.04 per basic share. Consolidated net income for the year ended December 31, 2015 was $1,011 or $0.01 per basic share.  The principal components of our 2017 net loss and these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs, including fixed cash costs, cash discretionary programs, and non-cash stock-based compensation, were $6,931, $4,303 and $4,265 during the years ended December 31, 2017, 2016, and 2015, respectively.  These costs are predominantly associated with Mt Todd. For the years ended December 31, 2017, 2016 and 2015, our fixed costs (which include cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) in AUD terms were substantially unchanged period over period, consistent with our expectations. The 2017 discretionary programs totaled approximately $3,500, significantly higher than in previous years.  The material 2017 discretionary programs included: the completion of the drilling program to generate the 20 tonne sample for use in the ore sorting testing program; the ore sorting testing program and subsequent metallurgical studies, including grinding studies, to confirm the potential for improved gold recoveries; the substantial completion of the PFS update; and preparation of a draft Mine Management Plan (“MMP”).

During 2016 we completed approximately $400 in discretionary programs consisting mainly of permitting, engineering and project optimization studies.  During 2015 we completed discretionary proof-of-concept drilling programs on the exploration and mineral licenses at a total cost of approximately $650.

Included in the 2017, 2016 and 2015 Exploration, property evaluation and holding costs is non-cash stock-based compensation of $260, $193 and $244, respectively.

Included in the 2016 costs is the provision for environmental liability of $350, see Note 14 to the Consolidated Financial Statements for further discussion.

Corporate administration

Corporate administration costs, including fixed cash costs, cash discretionary programs, and non-cash stock-based compensation, were $3,527, $2,944 and $3,888 for the years ended December 31, 2017, 2016, and 2015, respectively.  Several marginal cost reductions were realized in 2017 and 2016. Discretionary programs totaling approximately $327,  $145 and $520 are included in the 2017, 2016 and 2015 costs, respectively.

Included in the 2017, 2016 and 2015 Corporate administration costs is non-cash stock-based compensation of $614, $454 and $573, respectively.  Stock-based compensation is higher in 2017 mainly due to increases in grant date fair values per restricted stock units (“RSU”).

Gain on disposal of mineral property

Long Valley claims

During the first quarter of 2017, we sold our Long Valley unpatented mining claims located in California for consideration, net of transaction costs, of $358 which was paid at closing; a future payment of $500 one month after the start of commercial production; a future payment of $500 on or prior to the first anniversary of the start of commercial production; and a net smelter return royalty (“NSR”) on any future production from said claims at a variable rate between 0.5% and 2.0% depending on the average gold price realized. This sale resulted in a realized gain of $358.

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

Write-down value-added tax receivable

For the year ended December 31, 2015, we incurred a non-cash write-down associated with value-added tax (“VAT”) receivable in Mexico of $572. The Mexican tax authorities have denied our claim for the VAT recovery; we are contesting their position.  No similar write-downs occurred during the years ended December 31, 2016 or 2017.

Non-operating income and expenses

Gain/(loss) on Other Investments

Gain/(loss) on other investments was $(1,248), $3,196 and $(1,593) for the years ended December 31, 2017, 2016 and 2015, respectively.  These amounts are the result of changes in fair value of our Midas Gold Shares.  The 2015 loss includes a realized loss of $348 on the sale of 8,000,000 Midas Gold Shares.  There were no similar sales during the years ended December 31, 2017 and 2016.

Research and development grant

During the years ended December 31, 2016 and 2015, the Company received Research & Development (“R&D”) Tax Incentive payments totaling $1,295 and $10,220, respectively, net of costs to prepare and file. These amounts were paid under the Australian Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia; and relate to costs we incurred during the 2012, 2013, 2014 and 2015 fiscal years for qualifying R&D programs.

This R&D Tax Incentive program is a self-assessment process, and as such, the Australian Government has the right to review the qualifying programs and expenditures for a period of four years.

There were no similar grants for the year ended December 31, 2017.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash provided by/(used in) operating activities was $(8,801), $(5,024) and $3,009 for the years ended December 31, 2017, 2016, and 2015, respectively.  These amounts in 2016 and 2015 include grants totaling $1,295 and $10,220, respectively, net of costs to prepare and file from the Government of Australia related to research and development expenditures we incurred in 2012 through 2015.  Other material factors that contributed to the positive year-over-year change are discussed in “Results from Operations” above.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2017 was primarily due to the redemption of short-term investments comprised of U.S. Government Treasury bills and notes, net of purchases, of $6,831. Proceeds of $1,761, net of legal costs, were received from the first option payment for the Guadalupe de los Reyes gold/silver project and the Long Valley gold claims (discussed in “Note 4 of the Consolidated Financial Statements” below).

Net cash of $9,872 for the year ended December 31, 2016 was primarily used for the purchase of short-term investments comprised of U.S. Government Treasury bills and notes, net of redemptions.

Cash used in investing activities for the year ended December 31, 2015 was comprised of proceeds received from the Los Cardones Sale (defined in “Note 4 of the Consolidated Financial Statements” below) of $2,994 net of legal costs, an option payment of $496, net of legal costs, related to an option agreement for GdlR that terminated in 2016, and the sale of 8,000,000 Midas Gold Shares for net proceeds of $2,772; net of $11,990 used to purchase short-term investments comprised of U.S. and Australian Government Treasury bills, net of redemptions.

Financing Activities

Net cash of $264 for 2017 was utilized for the payment of certain employee withholding tax obligations in lieu of the issuance of common shares.

Net cash of $15,898 was provided by financing activities, $15,883 of which, was provided by the August 2016 public offering and $15 of which was provided by the exercise of stock options.

There were no cash transactions from financing activities during the year ended December 31, 2015.

Liquidity and Capital Resources

Our cash and short-term investments as of December 31, 2017 decreased to $16,575 from $23,879 at December 31, 2016 due mainly to expenditures for operating activities. Our net working capital decreased to $19,057 as at December 31, 2017 from $28,438 at December 31, 2016 due mainly to the decrease in cash and short-term investments to fund operating activities and the decrease in the market value of our Midas Gold Shares.

We believe that our existing working capital, together with potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned fixed costs and discretionary programs.

Potential future sources of non-dilutive financing include the sale of non-core assets such as our used mill equipment and future option payments for the Guadalupe de los Reyes gold/silver project; and, depending on market conditions, the sale of some or all of our remaining Midas Gold Shares.  We do not currently expect that R&D grants from the Australian Government will be a material source of near term funding.

In addition to the potential for non-dilutive financing, during November 2017, the Company entered into an At-the-Market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide additional balance sheet flexibility at a low cost. Under the ATM Agreement the Company may, but is not obligated to, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an At-the-Market offering under a prospectus supplement for aggregate sales proceeds of up to $10,000 (the “ATM Program”).  The ATM Agreement will remain in full force and effect until the earlier of August 31, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein. Offers or sales of common shares under the ATM Program will be made only in the United States and no offers or sales of common shares under the Agreement will be made in Canada. The common stock will be distributed At-the-Market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary during the period of distribution. The ATM Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 2.0% of the gross sales price per share of common stock sold.  The Company reimbursed certain legal expenses of Wainwright totaling $50 and incurred additional accounting, legal, and regulatory costs of approximately $156 in connection with establishing the ATM Program.  Such costs have been expensed as incurred during 2017.  At December 31, 2017 no offers or sales had been made under the ATM Program.

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

	Fair value at December 31, 2017
	Total	Level 1	Level 3
Marketable securities	$90	$90	$—
Other investments (Midas Gold Shares)	3,746	3,746	—
Used mill equipment (non-recurring)	6,500	—	6,500

	Fair value at December 31, 2016
	Total	Level 1	Level 3
Marketable securities	$109	$109	—
Other investments (Midas Gold Shares)	4,994	4,994	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Consolidated Balance Sheets for each period presented.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2017 and 2016 was based on an independent third-party valuation. The mill equipment is included in plant and equipment on the Consolidated Balance Sheets for each period presented.

There were no transfers between levels nor were there any changes in valuation techniques in 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Contractual Obligations

We have no material contractual obligations as of December 31, 2017.

Summary of Quarterly Results

	4th quarter	3rd quarter	2nd quarter	1st quarter
2017
Revenue	$—	$—	$—	$—
Net income/(loss)	(3,851)	(2,655)	(2,682)	(2,847)
Basic income/(loss) per share	(0.03)	(0.03)	(0.03)	(0.03)
2016
Revenue	—	—	—	—
Net income/(loss)	(1,973)	(2,083)	1,637	(714)
Basic income/(loss) per share	(0.03)	(0.02)	0.02	(0.01)

Critical Accounting Policies and Recent Accounting Pronouncements

Critical accounting policies

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions are: the fair value and accounting treatment of financial instruments; useful lives of assets for asset depreciation purposes; valuation allowances for deferred tax assets; the fair value and accounting treatment of stock-based compensation; the provision for environmental liabilities; and asset impairments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will likely differ from the amounts estimated in these financial statements.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and government securities with original maturities of three months or less when purchased.  Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Foreign Currency Transactions

Our functional currency is the U.S. dollar. Foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date and gains/(losses) resulting therefrom are recorded in other expense. For each of the years ended December 31, 2017, 2016 and 2015, we recorded insignificant net foreign currency gains/(losses).

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

The recoverability of the carrying values of our mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties.  Development and/or start-up of any of these projects will depend on, among other things, management’s ability to raise sufficient capital for these purposes.

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment.  This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of gold and other commodities or input prices.  Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis.  If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, a write-down to the estimated fair value will then be reported in our Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss) for the period.  Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value can be recovered and to estimate fair value.

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

Stock-Based Compensation

Under our stock option and long-term equity incentive plans, stock incentive options and restricted stock units may be granted to executives, employees, consultants and non-employee directors. Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) as a component of Exploration, property evaluation and holding costs and Corporate administration, with a corresponding increase to Common shares in the Consolidated Balance Sheets. The fair values of the options are calculated using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the closing price of our common shares on the grant date. The expense is based on the fair values of the grant on the grant date and is recognized over the vesting period specified for each grant. The fair value and compensation expense related to RSUs and stock options granted to consultants is marked to market at each period until the RSU or stock option vests.  Forfeitures for all stock-based compensation are recorded as incurred.

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

Our financial instruments include cash and cash equivalents, marketable securities, short-term investments, accounts payable and certain other assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, short-term investments, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market and included in Level 1 of the fair value hierarchy.   Our other investments, comprised of Midas Gold Shares, are accounted for using the fair value option based on quoted market prices in an active market and is included in Level 1 of the fair value hierarchy. The mill equipment is accounted for using a third-party valuation and is included in Level 3 of the fair value hierarchy.

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

Recent accounting pronouncements

Leases

The FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for interim and annual periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are evaluating the impact the adoption of ASU 2016-02 may have.  However, based upon our initial reviews, we do not currently anticipate that adoption of this standard will have a significant impact on our financial statements.

Revenue Recognition

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09, as subsequently amended, supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Revenue Recognition-Construction-Type and Production-Type Contracts (Subtopic 605-35). Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This includes significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  Additionally, from time to time, the Company may enter into transactions whereby it sells certain property, plant and equipment.  In these instances, certain principles of ASC 606 may apply when recognizing a gain or loss on the transaction even though the transaction is not considered to be in the normal course of business.  ASU No. 2014-09 states that entities should apply guidance related to transfer of control and measurement of the transaction price when evaluating the timing and amount of the gain or loss to be recognized. The new guidance is effective for interim and annual periods beginning after December 15,

2017.  The Company is evaluating the impact of the adoption of ASU 2014-09 as it relates to the option agreements for Guadalupe de los Reyes, specifically analyzing the impact of any distinct performance obligations, variable consideration, and possible constraints.

Investments

The FASB issued ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and upon adoption, an entity should apply the amendments with the cumulative effect of initially applying the guidance recognized at January 1, 2018. Early adoption is not permitted. The Company expects the updated guidance to result in a reclassification of unrealized holding gains and losses and deferred income taxes related to investments in marketable equity securities from Accumulated other comprehensive income (loss) to Retained earnings in the Consolidated Balance Sheets upon adoption. Accumulated other comprehensive income (loss) at December 31, 2017 included $17 of unrealized holding gains and losses related to marketable equity securities.

Stock-based Compensation

The FASB issued ASU 2017-09, Compensation — Stock Compensation — Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about the types of changes to terms or conditions of a share-based payment award that would require an entity to apply modification accounting. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied prospectively to an award modified on or after the adoption date.

Income Taxes

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. We determine if the assessment of a particular income tax effect is “complete” or “incomplete” as of the due date of the financial statements. Those effects for which the accounting is determined to be complete are reported in the enactment period financial statements.

For those effects determined to be incomplete, we determine whether a reasonable estimate of those effects can be made. If a reasonable estimate can be made, the estimate is recognized as a provisional amount. If a reasonable estimate cannot be made, no effects are recognized as provisional amounts until the first reporting period in which a reasonable estimate can be made. Provisional amounts are updated when additional information becomes available and the evaluation of such information is complete. We complete the accounting for all provisional amounts within a measurement period of up to one year from the enactment date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Certain of the Company’s financial instruments are exposed to currency, credit and price risks. We do not currently hedge our exposure to any of these risks.

Currency risk

We are exposed to financial risk related to the fluctuation of foreign exchange rates. We operate in Australia and in the United States. We report our financial results in U.S. currency.  A significant change in the currency exchange rate between the Australian dollar and the U.S. dollar could affect our results of operations, financial position or cash flows.

We typically limit our holdings in Australian dollars to the amount required to fund one month of operating activities.

Credit risk

Concentration of credit risk exists related to our cash and cash equivalents and short-term investments.  Our Australian dollar cash is held in a major Australian chartered bank. Similarly, in the United States we hold U.S. dollar cash in a major U.S. bank. Our surplus cash is invested in government securities, principally notes and/or bills issued by the Treasury Dept. of the United States, and, occasionally notes and/or bills issued by the Government of Australia.

Other Price Risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk. The Company’s investment in the common shares of Midas Gold is exposed to such risk.

Metal Price Risk

Changes in the market price of gold significantly affect the value of our assets, including our shares of Midas Gold.   Gold prices can fluctuate widely due to numerous factors, such as demand; forward selling by producers; central bank sales, purchases and lending; investor sentiment; the strength of the U.S. dollar; inflation, deflation, or other general price instability; geopolitical events; and global mine production levels.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework in 2013. Based upon its assessment, management concluded that, at December 31, 2017, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting at December 31, 2017 has been audited by EKS&H LLLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Vista Gold Corp.

Littleton, Colorado

OPINIONS ON THE CONSOLIDATED FINANCIAL STATEMENTS AND INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders' equity, and cash flows, for each year in the three‑year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements’). We have also audited the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control ‑ Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the three‑year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control ‑ Integrated Framework: (2013) issued by COSO.

BASIS FOR OPINIONS

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

DEFINITION AND LIMITATIONS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

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

EKS&H LLLP

March 6, 2018

Denver, Colorado

We have served as the Company's auditor since 2014.

VISTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	December 31,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$1,431	$1,904
Short-term investments (Note 3)	15,144	21,975
Other investments, at fair value (Note 3)	3,746	4,994
Other current assets	794	648
Total current assets	21,115	29,521

Non-current assets:
Mineral properties (Note 4)	2,471	3,874
Plant and equipment, net (Note 5)	7,555	8,213
Total non-current assets	10,026	12,087
Total assets	$31,141	$41,608

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$830	$252
Accrued liabilities and other	986	481
Provision for environmental liability	242	350
Total current liabilities	2,058	1,083
Total liabilities	2,058	1,083

Commitments and contingencies – (Note 8)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2017 - 99,412,007 and 2016 - 97,786,608 (Note 6)	456,053	455,443
Accumulated other comprehensive income/(loss)	(2)	15
Accumulated deficit	(426,968)	(414,933)
Total shareholders' equity	29,083	40,525
Total liabilities and shareholders' equity	$31,141	$41,608

Approved by the Board of Directors

/s/ Tracy A. Stevenson	/s/ John M. Clark
Tracy A. Stevenson	John M. Clark
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015
Operating expense:
Exploration, property evaluation and holding costs	$(6,931)	$(4,303)	$(4,265)
Corporate administration	(3,527)	(2,944)	(3,888)
Depreciation and amortization	(655)	(618)	(694)
Gain on disposal of mineral properties, net (Note 4)	358	150	1,958
Write-down of value-added tax receivable	—	—	(572)
Total operating expense	(10,755)	(7,715)	(7,461)

Non-operating income/(expense):
Gain on sale of marketable securities	—	—	12
Gain/(loss) on other investments (Note 3)	(1,248)	3,196	(1,593)
Research and development grant, net (Note 9)	—	1,295	10,220
Interest income	111	57	31
Other income/(expense)	(143)	34	(198)
Total non-operating income/(expense)	(1,280)	4,582	8,472

Net income/(loss)	$(12,035)	$(3,133)	$1,011

Other comprehensive income/(loss):
Unrealized fair value increase/(decrease) on available-for-sale securities	(17)	50	(46)
Comprehensive income/(loss)	$(12,052)	$(3,083)	$965

Basic:
Weighted average number of shares outstanding	98,627,255	89,064,260	82,571,182
Net income/(loss) per share	$(0.12)	$(0.04)	$0.01

Diluted:
Weighted average number of shares outstanding	98,627,255	89,064,260	83,755,080
Net income/(loss) per share	$(0.12)	$(0.04)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except share amounts)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders'
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2014	82,390,217	$438,083	$(412,811)	$11	$25,283

Shares issued (RSUs vested)	493,345	—	—	—	—
Stock-based compensation	—	817	—	—	817
Other comprehensive loss	—	—	—	(46)	(46)
Net income	—	—	1,011	—	1,011
Balances at December 31, 2015	82,883,562	$438,900	$(411,800)	$(35)	$27,065

Units issued (net of offering costs of $1,425)(Note 6)	12,362,500	15,883	—	—	15,883
Shares issued (RSUs vested/options exercised)	2,540,546	15	—	—	15
Stock-based compensation	—	645	—	—	645
Other comprehensive income	—	—	—	50	50
Net loss	—	—	(3,133)	—	(3,133)
Balances at December 31, 2016	97,786,608	$455,443	$(414,933)	$15	$40,525

Shares issued (RSUs vested, net of shares withheld)	1,625,399	(264)	—	—	(264)
Stock-based compensation	—	874	—	—	874
Other comprehensive loss	—	—	—	(17)	(17)
Net loss	—	—	(12,035)	—	(12,035)
Balances at December 31, 2017	99,412,007	$456,053	$(426,968)	$(2)	$29,083

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income/(loss) for the period	$(12,035)	$(3,133)	$1,011
Adjustments to reconcile net income/(loss) for the period to net cash provided by/(used) in operations:
Depreciation and amortization	655	618	694
Stock-based compensation	874	645	817
Gain on disposal of marketable securities	—	—	(12)
Gain on disposal of mineral property	(358)	(150)	(1,958)
Write-down of value-added tax receivable	—	—	572
(Gain)/loss on other investments	1,248	(3,196)	1,593
Change in working capital account items:
Other current assets	(160)	(88)	316
Provision for environmental liability	(108)	350	—
Accounts payable, accrued liabilities and other	1,083	(70)	(24)
Net cash provided by/(used in) operating activities	(8,801)	(5,024)	3,009
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	41
Proceeds from sale of other investments, net	—	—	2,772
Disposition of short-term investments, net of acquisitions	6,831	(9,985)	(11,990)
Additions to plant and equipment	—	(37)	(134)
Proceeds from option/sale agreements, net	1,761	150	3,490
Net cash provided by/(used in) investing activities	8,592	(9,872)	(5,821)
Cash flows from financing activities:
Proceeds from equity financings, net	—	15,883	—
Payment of taxes from withheld shares	(264)	—	—
Proceeds from exercise of stock options	—	15	—
Net cash provided by/(used in) financing activities	(264)	15,898	—

Net increase/(decrease) in cash and cash equivalents	(473)	1,002	(2,812)
Cash and cash equivalents, beginning of period	1,904	902	3,714
Cash and cash equivalents, end of period	$1,431	$1,904	$902

Supplemental cash flow information – Note 11

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”) in the Northern Territory (“NT”) Australia. Mt Todd is the largest undeveloped gold project in Australia.  The Company recently received authorization for the last major environmental permit and completed an updated Preliminary Feasibility Study for Mt Todd, which confirms the projects robust economics at today’s gold prices.  With these important milestones complete, Vista is in a position to actively pursue strategic alternatives that provide the best opportunity to maximize value for the Company.  We also hold 4.2% of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico, and royalty interests in Indonesia and the United States.

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

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions are: the fair value and accounting treatment of financial instruments; useful lives of assets for asset depreciation purposes; valuation allowances for deferred tax assets; the fair value and accounting treatment of stock-based compensation; the provision for environmental liabilities; and asset impairments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will likely differ from the amounts estimated in these financial statements.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and government securities with original maturities of three months or less when purchased.  Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Foreign Currency Transactions

Our functional currency is the U.S. dollar. Foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date and any gains/(losses) resulting therefrom are recorded in other expense. For each of the years ended December 31, 2017, 2016 and 2015, we recorded insignificant net foreign currency gains/(losses).

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

The recoverability of the carrying values of our mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties.  Development and/or start-up of any of these projects will depend on, among other things, management’s ability to raise sufficient capital for these purposes.

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment.  This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of gold and other commodities or input prices.  Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis.  If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, a write-down to the estimated fair value will then be reported in our Consolidated Statement of Income/(Loss) and Comprehensive Income/(Loss) for the period.  Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value can be recovered and to estimate fair value.

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

Stock-Based Compensation

Under our stock option and long-term equity incentive plans, stock incentive options and restricted stock units may be granted to executives, employees, consultants and non-employee directors. Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) as a component of Exploration, property evaluation and holding costs and Corporate administration, with a corresponding increase to Common shares in the Consolidated Balance Sheets. The fair values of the options are calculated using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the closing price of our common shares on the grant date. The expense is based on the fair values of the grant on the grant date and is recognized over the vesting period specified for each grant.  The fair value and compensation expense related to RSUs and stock options granted to consultants is marked to market at each period until the RSU or stock option vests.  Forfeitures for all stock-based compensation are recorded when incurred.

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

Our financial instruments include cash and cash equivalents, marketable securities, short-term investments, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, short-term investments, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market and included in Level 1 of the fair value hierarchy.   Our other investments, comprised of Midas Gold Shares, are accounted for using the fair value option based on quoted market prices in an active market and is included in Level 1 of the fair value hierarchy. The mill equipment is accounted for using a third-party valuation and is included in Level 3 of the fair value hierarchy.

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

Recent accounting pronouncements

Leases

The FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for interim and annual periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are evaluating the impact the adoption of ASU 2016-02 may have.  However, based upon our initial reviews, we do not currently anticipate that adoption of this standard will have a significant impact on our financial statements.

Revenue Recognition

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09, as subsequently amended, supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Revenue Recognition-Construction-Type and Production-Type Contracts (Subtopic 605-35). Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This includes significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  Additionally, from time to time, the Company may enter into transactions whereby it sells certain property, plant and equipment.  In these instances, certain principles of ASC 606 may apply when recognizing a gain or loss on the transaction even though the transaction is not considered to be in the normal course of business.  ASU No. 2014-09 states that entities should apply guidance related to transfer of control and measurement of the transaction price when evaluating the timing and amount of the gain or loss to be recognized. The new guidance is effective for interim and annual periods beginning after December 15, 2017.  The Company is evaluating the impact of ASU No. 2014-09 as it relates to the option agreement for Guadalupe de los Reyes,  specifically analyzing the impact of any distinct performance obligations, variable consideration and possible constraints.

Investments

The FASB issued ASU No. 2016-01 was issued related to financial instruments. The new guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. This new guidance also updates certain disclosure requirements for these investments. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and upon adoption, an entity should apply the amendments with the cumulative effect of initially applying the guidance recognized at January 1, 2018. Early adoption is not permitted. The Company expects the updated guidance to result in a reclassification of unrealized holding gains and losses and deferred income taxes related to investments in marketable equity securities from Accumulated other comprehensive income (loss) to Retained earnings in the Consolidated Balance Sheets upon adoption. Accumulated other comprehensive income (loss) at December 31, 2017 included $17 of unrealized holding gains and losses related to marketable equity securities.

Stock-based Compensation

The FASB issued ASU 2017-09, Compensation — Stock Compensation — Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about the types of changes to terms or conditions of a share-based payment award that would require an entity to apply modification accounting. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied prospectively to an award modified on or after the adoption date

 Income Taxes

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. We determine if the assessment of a particular income tax effect is “complete” or “incomplete” as of the due date of the financial statements. Those effects for which the accounting is determined to be complete are reported in the enactment period financial statements.

For those effects determined to be incomplete, we determine whether a reasonable estimate of those effects can be made. If a reasonable estimate can be made, the estimate is recognized as a provisional amount. If a reasonable estimate cannot be made, no effects are recognized as provisional amounts until the first reporting period in which a reasonable estimate can be made. Provisional amounts are updated when additional information becomes available and the evaluation of such information is complete. We complete the accounting for all provisional amounts within a measurement period of up to one year from the enactment date.

3. Other Investments

Short-term investments

As of December 31, 2017 and 2016, the amortized cost basis of our short-term investments was $15,144 and $21,975, respectively. The amortized cost basis approximates fair value at December 31, 2017 and 2016. Short-term investments at December 31, 2017 are comprised of U.S. government treasury bills and/or notes, while short-term investments at December 31, 2016 were comprised of U.S. government and Australian treasury bills and/or notes, all of which have maturity dates greater than 90 days but less than one year.

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

The following table summarizes our investment in Midas Gold Shares as at December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Fair value at beginning of period	$4,994	$1,798
Gain/(loss) during the period	(1,248)	3,196
Fair value at end of period	$3,746	$4,994

Midas Gold Shares held at the end of the period	7,802,615	7,802,615

4. Mineral Properties

	At December 31, 2017	At December 31, 2016
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	325	1,728
	$2,471	$3,874

Guadalupe de los Reyes

During October 2017, we entered into an agreement (the “Option Agreement”) to option our interest in the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (the “GdlR Project”) to Minera Alamos Inc. and its subsidiary Minera Alamos de Sonora S.A. de C.V. (“Minera Alamos”).

Pursuant to the terms of the Option Agreement, we granted Minera Alamos an exclusive right and option to earn a 100% interest in the GdlR Project by:

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

Subject to Minera Alamos timely making all the option payments, and fulfilling its other obligations with respect to the Option Agreement, we will transfer 100% of the shares of the Company’s 100% owned subsidiary Minera Gold Stake S.A. de C.V., the entity which owns the GdlR Project,  to Minera Alamos and the Open-Pit NSR and Underground NSR will be granted to us.

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

Long Valley

During 2017, we sold our Long Valley unpatented mining claims located in California for consideration, net of transaction costs, of $358 which was paid at closing; a future payment of $500 one month after the start of commercial production; a future payment of $500 on or prior to the first anniversary of the start of commercial production; and a net smelter return royalty (“NSR”) on any future production from said claims at a variable rate between 0.5% and 2.0% depending on the average gold price realized. This sale resulted in a realized gain of $358.

Utah Claims

During 2016 we sold unpatented mining claims located in Utah for $150 and a 2% net smelter return royalty on any future production from said claims.  This resulted in a realized gain of $150.

5. Plant and Equipment

	December 31, 2017			December 31, 2016
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,646	$4,591	$1,055	$5,654	$3,944	$1,710
Guadalupe de los Reyes, Mexico	—	—	—	14	11	3
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	6,500	—	6,500	6,500	—	6,500
	$12,479	$4,924	$7,555	$12,501	$4,288	$8,213

We continue to actively market the used mill equipment, however, we do not classify it as ‘held for sale’ on our Consolidated Balance Sheets as of December 31, 2017 or 2016 as we do not have reasonable assurance that the mill equipment will sell within 12 months.  We are not currently depreciating the used mill equipment as we continue to market it and it is not in use.

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

Other Share Issuances

During the years ended December 31, 2017, 2016 and 2015, we issued 1,625,399; 2,540,546 and 493,345 common shares, respectively, in connection with the vesting of RSUs and/or stock option exercises.

Warrants

Warrant activity is summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2014	15,219,802	$5.00	0.8	$—
Expired (issued as part of equity financing completed in 2010)	(15,219,802)
As of December 31, 2015	—	—	—	—
Issued	6,514,625
As of December 31, 2016	6,514,625	1.92	2.6	—
As of December 31, 2017	6,514,625	$1.92	1.6	$—

Stock-Based Compensation

Under our Stock Option Plan (the “Plan”) and our Long-Term Equity Incentive Plan (the “LTIP”), we may grant options and/or RSUs or restricted stock awards to our directors, officers, employees and consultants.  The combined maximum number of our Common Shares that may be reserved for issuance under the Plan and the LTIP is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis. Options and RSUs under the Plan and LTIP, respectively, are granted from time to time at the discretion of the Board, with vesting periods and other terms as determined by the Board.  Stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Stock options	$36	$23	$8
Restricted stock units	838	622	809
	$874	$645	$817

As of December 31, 2017, stock options and RSUs had unrecognized compensation expense of $10 and $649, respectively, which is expected to be recognized over a weighted average period of 0.99 and 1.3 years, respectively.

Stock Options

A summary of option activity under the Plan as of December 31, 2017, 2016 and 2016 and changes during the period then ended is set forth in the following table:

		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	options	per option	contractual term	value
Outstanding - December 31, 2014	2,257,500	$1.60	3.02	$—
Outstanding - December 31, 2015	2,257,500	1.60	2.02	—
Granted	50,000	1.11		—
Exercised	(65,500)	0.39		42
Expired	(697,500)	2.91		—
Outstanding - December 31, 2016	1,544,500	$1.05	1.79	$626
Expired	(400,000)	2.87
Outstanding - December 31, 2017	1,144,500	$0.42	1.15	$346

Exercisable - December 31, 2017	898,250	$0.43	1.19	$262

A summary of our unvested stock options as of December 31, 2017, 2016 and 2015 and changes during the period then ended is set forth in the following table:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(Years)
Unvested - December 31, 2014	246,250	$0.22	3.99
Unvested - December 31, 2015	246,250	0.22	3.00
Granted	50,000	0.69
Unvested - December 31, 2016	296,250	$0.49	1.23
Vested	(50,000)	0.69
Unvested - December 31, 2017	246,250	$0.22	0.99

No stock options were granted for the years ended December 31, 2017 and 2015. The fair value of stock options granted during the years ended December 31, 2016 to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

2016
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

Restricted Stock Units

The following table summarizes the RSU activity under the LTIP as of December 31, 2017, 2016 and 2015 and changes during the years then ended:

		Weighted average
	Number	grant-date fair
	of units	value per unit
Unvested - December 31, 2014	3,692,829	$0.74
Cancelled/forfeited	(841,038)	0.73
Vested	(493,345)	1.62
Granted	1,727,000	0.27
Unvested - December 31, 2015	4,085,446	$0.44
Vested	(2,475,046)	0.32
Granted	1,057,987	0.84
Unvested - December 31, 2016	2,668,387	$0.49
Cancelled/forfeited	(441,084)	0.34
Vested, net of shares withheld	(1,625,399)	0.38
Granted	966,003	0.82
Unvested - December 31, 2017	1,567,907	$0.85

During the year ended December 31, 2017, the Company withheld shares equivalent to the employee withholding tax obligation which resulted from RSUs vesting in the period.  Shares withheld are considered cancelled/forfeited.

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date.  Other RSU awards vest subject to certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance.  The vesting period for all RSUs is at least one year.

Weighted Average Common Shares

	At December 31,
	2017	2016	2015
Basic common shares	98,627,255	89,064,260	82,571,182
Effect of dilutive stock-based awards	—	—	1,183,898
Diluted common shares	98,627,255	89,064,260	83,755,080

Stock options to purchase 1,144,500 common shares, unvested RSUs representing 1,567,907 common shares and 6,514,625 warrants were outstanding at December 31, 2017 but were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive. Stock options to purchase 1,544,500 common shares, unvested RSUs representing 2,668,387 common shares and 6,514,625 warrants were outstanding at December 31, 2016 but were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive. Stock options to purchase 2,257,500 common shares and unvested RSUs representing 2,901,548 common shares were outstanding at December 31, 2015 but were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.

During November 2017, the Company entered into an At-the-Market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, but is not obligated to, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an At-the-Market offering under a prospectus supplement for aggregate sales proceeds of up to $10,000 (the “ATM Program”).  The ATM Agreement will remain in full force and effect until the earlier of August 31, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein. Offers or sales of common shares under the ATM Program will be made only in the United States and no offers or sales of common shares under the Agreement will be made in Canada. The common stock will be distributed At-the-Market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary during the period of distribution. The ATM Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 2.0% of the gross sales price per share of common stock sold.  The Company reimbursed certain legal expenses of Wainwright totaling $50 and incurred additional accounting, legal, and regulatory costs of approximately $156 in connection with establishing the ATM Program.  Such costs have been expensed as incurred during 2017.  At December 31, 2017 no offers or sales had been made under the ATM Program.

7. Accumulated Other Comprehensive Income/(Loss)

		Accumulated
	Accumulated	other comprehensive
	other comprehensive	income/(loss),
	income/(loss)	net of tax
As of December 31, 2015	$(35)	$(29)
Other comprehensive loss due to change in fair market value of marketable securities during period before reclassifications	50	43
As of December 31, 2016	$15	$14
Other comprehensive gain due to change in fair market value of marketable securities during period	(17)	(14)
As of December 31, 2017	$(2)	$-

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

9.  Research and Development Grant

The Company received Research & Development (“R&D”) Tax Incentive refunds, net of costs to prepare and file, paid under the Australian Government’s R&D Tax Incentive Program, a program designed to encourage industry to engage in R&D activities that benefit Australia.  These refunds are related to costs we incurred during the 2012 through 2015 fiscal years for qualifying R&D programs. The R&D Tax Incentive Program is a self-assessment process, and as such, the Australian Government has the right to audit the qualifying programs and expenditures for a period of four years. As of December 31, 2017,  we have not received any notice regarding a formal review from the Australian Government.

10.  Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2017
	Total	Level 1	Level 3
Marketable securities	$90	$90	$—
Other investments (Midas Gold Shares)	3,746	3,746	—
Used mill equipment (non-recurring)	6,500	—	6,500

	Fair value at December 31, 2016
	Total	Level 1	Level 3
Marketable securities	$109	$109	$—
Other investments (Midas Gold Shares)	4,994	4,994	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Consolidated Balance Sheets for each period presented.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2017 and 2016 was based on an independent third-party valuation. The mill equipment is included in plant and equipment on the Consolidated Balance Sheets for each period presented.

There were no transfers between levels nor were there any changes in valuation methods in 2017.

11.  Supplemental Cash Flow Information and Material Non-Cash Transactions

As of December 31, 2017, 2016 and 2015, all of our cash was held in liquid bank deposits and/or government treasury bills/notes in the Unites States and Australia.

There were no significant non-cash transactions for the year ended December 31, 2017, 2016 or 2015.

12.  Income Taxes

The Company’s U.S. and foreign source income/(loss) is as follows:

	Years ended December 31,
	2017	2016	2015
U.S.	$(2,477)	$1,219	$(3,297)
Canada	(2,119)	(1,395)	(121)
Other Foreign	(7,439)	(2,957)	4,429
	$(12,035)	$(3,133)	$1,011

During the years ended December 31, 2017,  2016 and 2015, the Company has recognized ‘nil’ current and  deferred income tax expense or benefit in each of the US,  Canadian, and other foreign jurisdictions, due to full valuation allowances within each jurisdiction.

Rate Reconciliation

A reconciliation of the combined income taxes at the statutory rates and the Company’s effective income tax benefit is as follows:

	Years ended December 31,
	2017	2016	2015
Income taxed at statutory rates	$(4,212)	$(1,226)	$392
Increase (decrease) in taxes from:
Stock-based compensation	46	(382)	32
Other adjustments	(87)	15	27
Adjustment due to capital transactions			(119)
R&D grant	—	5,936	5,366
Prior year provision to actual adjustments	108	(4,269)	(2,894)
Change in US tax rate	2,487
Differences in tax rates	563	524	(368)
Effect of foreign exchange	(99)	379	350
Expiration of NOLs	—	—	231
Change in valuation allowance	1,194	(977)	(3,017)
Income tax (benefit)/expense	$—	$—	$—

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities as at December 31 are as follows:

	December 31,
	2017	2016	2015
Deferred income tax assets
Excess tax basis over book basis of property, plant and equipment	$7,488	$7,773	$7,785
Marketable securities	771	713	862
Operating loss carryforwards	28,530	27,943	26,464
Capital loss carryforwards	13,470	13,469	13,463
Other	1,848	1,783	2,725
Total future tax assets	52,107	51,681	51,299
Valuation allowance for future tax assets	(51,406)	(50,209)	(50,816)
	701	1,472	483
Deferred income tax liabilities
Other investments	701	1,472	483
	701	1,472	483

Total Deferred Taxes	$—	$—	$—

Valuation Allowance on Canadian and Foreign Tax Assets

We establish a valuation allowance against the future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized.  The valuation allowance of $51,406,  $50,209, and $50,816 at December 31, 2017, 2016 and 2015, respectively, relates mainly to net operating loss carryforwards, in Canada and other foreign tax jurisdictions, where the utilization of such attributes is not more likely than not.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

Loss Carryforwards

The Company has available income tax losses of $73,532, which may be carried forward and applied against future taxable income when earned.

The losses expire as follows:

	Noncapital Canada (1)	U.S.	Mexico	Barbados	Total
2017	$—	$—	$—	$(1)	$(1)
2018	—	—	—	(6)	(6)
2019	—	—	—	(20)	(20)
2020	—	—	—	(42)	(42)
2021	—	—	—	(20)	(20)
2022	—	—	(5,933)	(31)	(5,964)
2023	—	—	(325)	(22)	(347)
2024	—	—	—	(4)	(4)
2025	—	—	(70)	(8)	(78)
2026	(1,027)	—	(654)	(6)	(1,687)
2027	(847)	—	(205)	(6)	(1,058)
2028	(5,245)	(1,287)	—	—	(6,532)
2029	(4,022)	(1,719)	—	—	(5,741)
2030	(5,032)	(1,970)	—	—	(7,002)
2031	(3,806)	(1,827)	—	—	(5,633)
2032	(6,397)	(3,407)	—	—	(9,804)
2033	(6,076)	(2,323)	—	—	(8,399)
2034	(4,420)	(3,098)	—	—	(7,518)
2035	(3,729)	(2)	—	—	(3,731)
2036	(2,799)	(2,655)			(5,454)
2037	(1,949)	(2,542)			(4,491)
	$(45,349)	$(20,830)	$(7,187)	$(166)	$(73,532)

(1)	Canadian capital loss carryforwards of $53,875 and Australian NOLs of $32,002, which do not expire and are therefore not included above.

During 2016, an income tax benefit and the corresponding valuation allowance of $370 related to share-issuance cost was recorded directly to equity.

Accounting for uncertainty in taxes

Accounting Standards Codification Topic 740 guidance requires that the Company evaluate all income tax positions taken, and recognize a liability for any uncertain tax positions that are not more likely than not to be sustained by the tax authorities.  As of December 31, 2017, the Company believes it has no liability for unrecognized tax positions.  If the Company were to determine there were any uncertain tax positions, the Company would recognize the liability and related interest and penalties within income tax expense.

Tax statute of limitations

The Company files income tax returns in Canada, U.S. federal and state jurisdictions and other foreign jurisdictions.  There are currently no tax examinations underway for these jurisdictions.  Furthermore, the Company is no longer subject to Canadian tax examinations by the Canadian Revenue Authority for years ended on or before December 31, 2014 or U.S. federal income tax examinations by the Internal Revenue Service for years ended on or before December 31, 2014.  Some U.S. state and other foreign jurisdictions are still subject for tax examination for years ended on or before December 31, 2013.

Although certain tax years are closed under the statute of limitations, tax authorities can still adjust losses being carried forward into open years.

Tax reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act of 2017 (“TCJA”).  The passage of this legislation resulted in the change in the U.S. statutory rate from 35% to 21% beginning in January of 2018, the elimination of the corporate alternative minimum tax (“AMT”), the acceleration of depreciation for US tax purposes, limitations on deductibility of interest expense, the elimination of net operating loss carrybacks, and limitations on the use of future losses.  In accordance with ASC 740, Income Taxes, the impact of a change in tax law is recorded in the period of enactment.  Consequently, the Company has recorded a decrease to its net deferred tax assets of $2,487 with a corresponding net adjustment to the valuation allowance for the year ended December 31, 2017. Based on the Company's current interpretation and subject to the release of the related regulations and any future interpretive guidance, the Company believes the effects of the change in tax law incorporated herein are substantially complete.  As a result of other changes introduced by the TCJA, starting with compensation paid in 2018, Section 162(m) will limit us from deducting compensation, including performance-based compensation, in excess of $1,000 paid to anyone who, starting in 2018, serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any fiscal year.  The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules.  Accordingly, any compensation paid in the future pursuant to new compensation arrangements entered into after November 2, 2017, even if performance-based, will count towards the $1,000 fiscal year deduction limit if paid to a covered executive. Additional information that may affect our income tax accounts and disclosures would include further clarification and guidance on how the Internal Revenue Service will implement tax reform, including guidance with respect to 100% bonus depreciation on self-constructed assets and Section 162(m), further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on our state income tax returns, completion of our 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to tax reform.

13.  Geographic and Segment information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the years ended December 31, 2017, 2016 and 2015.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

14.  Provision for Environmental Liability

During 2016, the Province of British Columbia Ministry of Energy and Mines (“MEM”) requested that the Company prepare and present to MEM a reclamation plan for closure and abandonment of certain mining claims in British Columbia which the Company had disposed of in 1996.  A plan was presented to MEM and we are awaiting a formal response. Assuming no other potentially responsible parties are identified, we have accrued estimated reclamation and other related costs, as of December 31, 2017 and 2016 on an undiscounted basis, which have been included in Exploration, property evaluation and holding costs.  It is possible that this estimate may change.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting.

Management’s report on internal control over financial reporting and the attestation report on management’s assessment are included in “Item 8 Financial Statements and Supplementary Data” herein.

Attestation Report of the Independent Registered Public Accounting Firm.

EKS&H’s attestation report on our internal control over financial reporting is included as part of “Item 8. Financial Statements and Supplementary Data” herein.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our executive officers, directors, Audit Committee, corporate governance, compliance with Section 16(a) of the Exchange Act and Code of Ethics is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics (the “Code of Ethics”) that applies to all of our employees, officers and directors of the Company and its affiliated entities. The Code of Ethics is available on our website at www.vistagold.com and we will post any amendments to, or waivers from, including an implicit waiver, the Code of Ethics on that website.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets – At December 31, 2017 and 2016.

3.	Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) – Years ended December 31, 2017, 2016 and 2015.

4.	Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016 and 2015.

5.	Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2017, 2016 and 2015.

6.	Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data”.

Financial Statement Schedules

No other financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Financial Statements and Supplementary Data”.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K dated June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Company’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
4.01	Warrant Indenture dated August 8, 2016, previously filed as Exhibit 4.1 to the Company’s Form 8-K dated August 8, 2016 and incorporated herein by reference (File No. 1-9025)
10.01*	Amended Stock Option Plan of Vista Gold filed as Appendix F to the Company’s Proxy Statement on March 20, 2015 and incorporated herein by reference (File No. 1-9025)
10.02*	Amended Long Term Equity Incentive Plan of Vista Gold filed as Appendix E to the Company’s Proxy Statement on March 20, 2015 and incorporated herein by reference (File No. 1-9025)
10.03

Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp. filed as Exhibit 10.2 to the Company’s Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.04*

Amended Employment Agreement of John F. Engele, dated November 1, 2012, previously filed as Exhibit 10.13 to the Company’s Form 10-K dated March 14, 2013 and incorporated herein by reference (File No. 1-9025)

10.05*

Amended Employment Agreement of Frederick H. Earnest, dated November 1, 2012 previously filed as Exhibit 10.14 to the Company’s Form 10-K dated March 14, 2013 and incorporated herein by reference (File No. 1-9025)

10.06*

Amended Employment Agreement of John W. Rozelle, dated November 1, 2012 previously filed as Exhibit 10.15 to the Company’s Form 10-K dated March 14, 2013 and incorporated herein by reference (File No. 1-9025)

10.07*	Earnest Amendment Agreement, dated March 12, 2014, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated March 14, 2014 and incorporated herein by reference (File No. 1-9025)
10.08*	Engele Amendment Agreement, dated March 12, 2014, previously filed as Exhibit 10.2 to the Company’s Form 8-K dated March 14, 2014 and incorporated herein by reference (File No. 1-9025)
10.09*	Earnest Amendment Agreement dated January 1, 2016, previously filed as Exhibit 10.30 to the Company’s Form 10-K dated February 26, 2016 and incorporated herein by reference (File No. 1-9025)
10.10*	Engele Amendment Agreement dated January 1, 2016, previously filed as Exhibit 10.31 to the Company’s Form 10-K dated February 26, 2016 and incorporated herein by reference (File No. 1-9025)
10.11*	Rozelle Amendment Agreement dated January 1, 2016, previously filed as Exhibit 10.32 to the Company’s Form 10-K dated February 26, 2016 and incorporated herein by reference (File No. 1-9025)
10.12	Option Agreement for the Guadalupe de los Reyes property, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated October 27, 2017 and incorporated herein by reference (File No. 1-9025)
10.13	At-the-Market Offering Agreement dated November 22, 2017, previously filed as Exhibit 1.1 to the Company’s Form 8-K dated November 22, 2017 and incorporated herein by reference (File No. 1-9025)

21	Subsidiaries of the Corporation
23.1	Consent of EKS&H LLLP, Denver, Independent Registered Public Accounting Firm
23.2	Consent of Tetra Tech, Inc.
23.3	Consent of Dr. Rex Clair Bryan
23.4	Consent of Thomas L. Dyer
23.5	Consent of Amy L. Hudson
23.6	Consent of Deepak Malhotra
23.7	Consent of Benjamin Johnson
23.8	Consent of Chris Johns
23.9	Consent of Zvonimir Ponos
23.10	Consent of Keith Thompson
23.11	Consent of Guy Roemer
23.12	Consent of Anthony Clark
23.13	Consent of John Rozelle
23.14	Consent of Vicki Scharnhorst
23.15	Consent of D. Erik Spiller
23.16	Consent of Jessica I. Spriet
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

*     Management Contract or Compensatory Plan

1.

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)for the years ended December 31, 2017,  2016 and 2015, (ii) Consolidated Balance Sheets at December 31, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2017,  2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: March 6, 2018	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: March 6, 2018	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 6, 2018	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: March 6, 2018	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Frederick H. Earnest Frederick H. Earnest	Director	March 6, 2018
* John M. Clark	Director	March 6, 2018
* C. Thomas Ogryzlo	Director	March 6, 2018
* Tracy Stevenson	Director	March 6, 2018
* W. Durand Eppler	Director	March 6, 2018
* Michael B. Richings	Director	March 6, 2018
* By: /s/ Frederick H. Earnest

Frederick H. Earnest, Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.