Form 10-Q
period 2018-03-31
VISTA GOLD CORP
filed 2018-04-27
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  99,539,949 common shares, without par value, outstanding as of April 23, 2018.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2018

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	March 31,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$415	$1,431
Short-term investments (Note 3)	12,918	15,144
Other investments, at fair value (Note 3)	5,774	3,746
Other current assets	625	794
Total current assets	19,732	21,115

Non-current assets:
Mineral properties (Note 4)	2,471	2,471
Plant and equipment, net (Note 5)	7,327	7,555
Total non-current assets	9,798	10,026
Total assets	$29,530	$31,141

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$326	$830
Accrued liabilities and other	529	986
Provision for environmental liability	241	242
Total current liabilities	1,096	2,058
Total liabilities	1,096	2,058

Commitments and contingencies – (Note 7)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2018 - 99,539,949 and 2017 - 99,412,007 (Note 6)	456,352	456,053
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(427,918)	(426,968)
Total shareholders' equity	28,434	29,083
Total liabilities and shareholders' equity	$29,530	$31,141

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Operating expense:
Exploration, property evaluation and holding costs	$(1,545)	$(1,752)
Corporate administration	(1,423)	(1,021)
Depreciation and amortization	(228)	(169)
Gain on disposal of mineral properties, net (Note 4)	—	358
Total operating expense	(3,196)	(2,584)

Non-operating income/(expense):
Gain/(loss) on other investments (Note 3)	2,028	(312)
Interest income	182	50
Other income/(expense)	38	(1)
Total non-operating income/(expense)	2,248	(263)

Net loss	$(948)	$(2,847)

Other comprehensive loss:
Unrealized fair value decrease on available-for-sale securities	—	(6)
Comprehensive loss	$(948)	$(2,853)

Basic:
Weighted average number of shares outstanding	99,445,750	97,894,661
Net loss per share	$(0.01)	$(0.03)

Diluted:
Weighted average number of shares outstanding	99,445,750	97,894,661
Net loss per share	$(0.01)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders'
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2016	97,786,608	$455,443	$(414,933)	$15	$40,525

Shares issued (RSUs vested, net of shares withheld)	1,625,399	(264)	—	—	(264)
Stock-based compensation	—	874	—	—	874
Other comprehensive loss	—	—	—	(17)	(17)
Net loss	—	—	(12,035)	—	(12,035)
Balances at December 31, 2017	99,412,007	$456,053	$(426,968)	$(2)	$29,083

Cumulative adjustment related to Accounting Standard Update 2016-01	—	—	(2)	2	—
Adjusted balance at January 1, 2018	99,412,007	456,053	(426,970)	—	29,083

Shares issued (RSUs vested, net of shares withheld)	127,942	(39)	—		(39)
Stock-based compensation	—	338	—		338
Net loss	—	—	(948)		(948)
Balances at March 31, 2018	99,539,949	$456,352	$(427,918)	$—	$28,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss for the period	$(948)	$(2,847)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	228	169
Stock-based compensation	338	246
Gain on disposal of mineral property	—	(358)
(Gain)/loss on other investments	(2,028)	312
Change in working capital account items:
Other current assets	169	13
Accounts payable, accrued liabilities and other	(962)	72
Net cash used in operating activities	(3,203)	(2,393)
Cash flows from investing activities:
Disposition of short-term investments, net of acquisitions	2,226	1,491
Proceeds from option/sale agreements, net	—	358
Net cash provided by investing activities	2,226	1,849
Cash flows from financing activities:
Payment of taxes from withheld shares	(39)	—
Net cash used in financing activities	(39)	—

Net decrease in cash and cash equivalents	(1,016)	(544)
Cash and cash equivalents, beginning of period	1,431	1,904
Cash and cash equivalents, end of period	$415	$1,360

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

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2017 as filed with the United States Securities and Exchange Commission and Canadian securities regulatory authorities on March 6, 2018 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted.

References A$ to Australian currency and $ to United States currency.

2.  Significant Accounting Policies

Revenue Recognition

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09, as subsequently amended, supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Revenue Recognition-Construction-Type and Production-Type Contracts (Subtopic 605-35). Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This includes significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  Additionally, from time to time, the Company may enter into transactions whereby it sells or options certain mineral properties, plant and equipment.  In these instances, certain principles of ASC 610, Other Income, may apply when de-recognizing a nonfinancial asset when the Company has determined the sale and/or option agreement does not qualify as a contract with a customer.  Certain principles of ASC 606 may apply when recognizing a gain or loss on the transaction even though the transaction is not considered to be in the normal course of business.  ASU No. 2014-09 states that entities should apply guidance related to transfer of control and measurement of the transaction price when evaluating the timing and amount of the gain or loss to be recognized. The new guidance is effective for interim and annual periods beginning after December 15, 2017.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per ounce and per option amounts unless otherwise noted)

The Company adopted the new guidance effective January 1, 2018. The guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company adopted the guidance retrospectively with the cumulative effect of initially applying the amended guidance recognized at January 1, 2018. Based on the contracts outstanding as of December 31, 2017, there was no cumulative effect adjustment required to be recognized at January 1, 2018.  Under the Company’s adoption approach, results for reporting periods beginning after January 1, 2018, will be presented in the Consolidated Financial Statements under the new guidance, while prior period amounts will not be adjusted and continue to be reported under the guidance in effect for those periods.

The Company has performed an assessment of the revised guidance and the impacts on the Company’s Consolidated Financial Statements and disclosures. The Company has completed the review of all contracts with the potential for variable consideration and determined that the adoption of this guidance will primarily impact the timing of revenue recognition on certain option agreements based on the Company’s determination of when control is transferred for accounting purposes. Currently, proceeds received from option agreements are considered recovery of the carrying value of the related project until the carrying value reaches zero.  After that, any additional proceeds received will be recognized as a contract liability until control has transferred to the buyer or the related contract has terminated.

The Company has completed its evaluation of the potential for future variable consideration from net smelter return royalties (“NSR”), and other production related payments, and determined that there is no impact to the Company’s current accounting.    None of the projects which could provide the Company with NSRs or other production related payments are currently in production, and in all cases, we believe there is low probability of future production from these projects. Accordingly, the Company believes its NSRs and other production related payments are fully constrained, and the Company does not record a receivable for them.  When it becomes probable that a project which could provide the Company with an NSR or other production related payments could begin production, the Company will evaluate the accounting treatment at that time.

3. Short-term and Other Investments

Short-term investments

As of March 31, 2018 and December 31, 2017, the amortized cost basis of our short-term investments was $12,918 and $15,144, respectively. The amortized cost basis approximates fair value at March 31, 2018 and December 31, 2017. Short-term investments at March 31, 2018 and December 31, 2017 are comprised of U.S. government treasury bills and/or notes, all of which have maturity dates greater than 90 days but less than one year.

Other investments - Midas Gold Shares

Upon initial recognition of our investment in the Midas Gold Shares, we elected to apply the fair value option, and as such, the investment in Midas Gold Shares is recorded at fair value in the Condensed Consolidated Balance Sheets. Subsequent changes in fair value are recorded in the Condensed Consolidated Statements of Comprehensive Income/(Loss) in the period in which they occur.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per ounce and per option amounts unless otherwise noted)

The following table summarizes our investment in Midas Gold Shares as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Fair value at beginning of period	$3,746	$4,994
Gain/(loss) during the period	2,028	(1,248)
Fair value at end of period	$5,774	$3,746

Midas Gold Shares held at the end of the period	7,802,615	7,802,615

4.  Mineral Properties

	At March 31, 2018	At December 31, 2017
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	325	325
	$2,471	$2,471

During October 2017, we entered into an agreement (the “Option Agreement”) to option our interest in the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (the “GdlR Project”) to Minera Alamos Inc. and its subsidiary Minera Alamos de Sonora S.A. de C.V. (“Minera Alamos”).

Pursuant to the terms of the Option Agreement, we granted Minera Alamos an exclusive right and option right to earn a 100% interest in the GdlR Project by:

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

•

granting us a capped NSR on production from open pit mining (the “Open Pit NSR”) at rates that range from 1% (at gold prices of $1,400/oz or less) to a maximum of 2% (at gold prices above $1,600/oz) up to an aggregate of $2,000 in royalty payments;

•

granting us a perpetual NSR on production from underground mining (the “Underground NSR”) at rates that range from 1% (at gold prices of $1,400/oz or less) to a maximum of 2% (at gold prices above $1,600/oz); and

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

The Company has determined that control of GdlR has not been transferred for accounting purposes. The first option payment of $1,500 received in October 2017 has been accounted for as reduction to carrying value. Subsequent option payments received, if any, will be accounted for as further reductions to carrying value. After the carrying value has been reduced to zero, remaining option payment proceeds, if any, will be recognized as a contract liability until title to the GdlR Project has transferred to the buyer or the Option Agreement has been terminated. In addition, in accordance with our policy, potential royalty revenue has been fully constrained.

Long Valley Claims

During the three months ended March 31, 2017, we sold our Long Valley unpatented mining claims located in California for consideration, net of transaction costs, of $358 which was paid at closing; a future payment of $500 one month after the start of commercial production; a future payment of $500 on or prior to the first anniversary of the start of commercial production; and a NSR on any future production from said claims at a variable rate between 0.5% and 2.0% depending on the average gold price realized. This sale resulted in a realized gain of $358.

5.  Plant and Equipment

	March 31, 2018			December 31, 2017
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,646	$4,819	$827	$5,646	$4,591	$1,055
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	6,500	—	6,500	6,500	—	6,500
	$12,479	$5,152	$7,327	$12,479	$4,924	$7,555

6.  Common Shares

Warrants

Warrant activity is summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2017	6,514,625	1.92	1.6	—
As of March 31, 2018	6,514,625	$1.92	1.4	$—

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

Stock-based compensation expense for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Stock options	$146	$12
Restricted stock units	192	234
	$338	$246

As of March 31, 2018, stock options and RSUs had unrecognized compensation expense of $258 and $667, respectively, which is expected to be recognized over a weighted average period of 1.4 and 1.2 years, respectively.

Stock Options

A summary of options under the Plan as of March 31, 2018 is set forth in the following table:

		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	options	per option	contractual term	value
Outstanding - December 31, 2017	1,144,500	$0.42	1.15	$346
Granted	820,000	0.75		8
Outstanding - March 31, 2018	1,964,500	$0.56	2.58	$374

Exercisable - March 31, 2018	1,164,912	$0.50	1.85	$284

A summary of our unvested stock options as of March 31, 2018 is set forth in the following table:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(Years)
Unvested - December 31, 2017	246,250	$0.22	0.99
Granted	820,000	0.48
Vested	(266,662)	0.48
Unvested - March 31, 2018	799,588	$0.40	1.40

No stock options were granted for the three months ended March 31, 2017.  The fair value of stock options granted during the three months ended March 31, 2018 to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

2018
Expected volatility	77.1%
Risk-free interest rate	2.6%
Expected life (years)	5
Dividend yield	—
Forfeiture assumption	—%

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per ounce and per option amounts unless otherwise noted)

Restricted Stock Units

The following table summarizes the RSUs outstanding under the LTIP as of March 31, 2018:

		Weighted average
	Number	grant-date fair
	of units	value per unit
Unvested - December 31, 2017	1,567,907	$0.85
Cancelled/forfeited	(101,392)	0.98
Vested, net of shares withheld	(127,942)	0.97
Granted	319,000	0.75
Unvested - March 31, 2018	1,657,573	$0.81

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date.  Other RSU awards vest subject to certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance.  The minimum vesting period for RSUs is one year.

During the three months ended March 31, 2018, the Company withheld shares with an equivalent value to the employee withholding tax obligation which resulted from RSUs that vested in the period.  Shares withheld are considered cancelled/forfeited.

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

	Fair value at March 31, 2018
	Total	Level 1	Level 3
Marketable securities	$79	$79	$—
Other investments (Midas Gold Shares)	5,774	5,774	—

	Fair value at December 31, 2017
	Total	Level 1	Level 3
Marketable securities	$90	$90	$—
Other investments (Midas Gold Shares)	3,746	3,746	—
Used mill equipment (non-recurring)	6,500	—	6,500

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

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2017 was based on an independent third-party valuation. As of March 31, 2018, an independent third-party evaluation was not deemed necessary.  The mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2018, nor have there been any changes in valuation techniques.

9.  Geographic and Segment Information

The Company has one reportable operating segment.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the three months ended March 31, 2018 and 2017.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2018, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share and per ounce amounts and currency exchange rates unless specified otherwise. References to A$ to Australian currency and $ to United States currency.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in the Northern Territory (“NT”) Australia.  Mt Todd is the largest undeveloped gold project in Australia.  The Company recently received authorization for the last major environmental permit and completed an updated Preliminary Feasibility Study for Mt Todd, which confirms the project’s robust economics at today’s gold price. With these important milestones complete, Vista is in a position to actively pursue strategic alternatives that provide the best opportunity to maximize value for the Company.

Results from Operations

Summary

Consolidated net loss for the three months ended March 31, 2018 and 2017 was $948 and $2,847 or $0.01 and $0.03 per share, respectively.    The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,545 and $1,752 during the three months ended March 31, 2018 and 2017, respectively. These costs are predominantly associated with Mt Todd and are comprised of fixed costs and discretionary costs. For the three months ended March 31, 2018 and 2017, our fixed costs (which include cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) trended approximately 20% higher in 2018 compared to the same period in 2017 as baseline monitoring activities have been introduced in compliance with the terms of the EPBC permit, which was granted in January 2018.  In addition, we have added site employees to complement site environmental, maintenance and exploration activities.  We expect 2018 fixed costs, in Australian dollar terms, to continue to trend 20% to 25% higher than 2017 fixed costs.

The magnitude of discretionary program spending during the three months ended March 31, 2018 was lower than the discretionary program spending during the three months ended March 31, 2017.  The principle 2018 program was the drilling of four additional PQ core holes designed to extract approximately 5 tonnes of higher grade material from the Batman pit, for the completion of two additional approximately 2.5 tonne high pressure grinding roll (“HPGR”) crushing, X-ray transmission (“XRT”) and laser sorting tests. These tests are being conducted to confirm gold loss in the rejected material for higher grade ores. The material 2017 discretionary programs included: the completion of the drilling program to generate the 20 tonne sample used in the ore sorting testing program; the ore sorting testing program and subsequent metallurgical studies including grinding studies to confirm the potential for improved gold recoveries and preparation of the draft mine management plan.  Based on these studies, the Company completed a pre-feasibility study, the results of which were announced during the first quarter of 2018. See “Project Updates” below for a summary of the pre-feasibility study results.

Corporate administration

Corporate administration costs were $1,423 and $1,021 during the three months ended March 31, 2018 and 2017, respectively.  Higher 2018 fixed costs were incurred principally as a result of the completion of the MT Todd PFS update, which affected investor relations, regulatory and compensation costs. We expect 2018 fixed costs to trend approximately 15% - 20% higher than 2017 fixed costs, as we expect to continue our increased emphasis on investor relations programs through the remainder of the year.

Gain on disposal of mineral property

Long Valley claims

During the three months ended March 31, 2017, we sold our Long Valley unpatented mining claims located in California for consideration, net of transaction costs, of $358 which was paid at closing; a future payment of $500 one month after the start of commercial production; a future payment of $500 on or prior to the first anniversary of the start of commercial production; and a net smelter return royalty (“NSR”) on any future production from said claims at a variable rate between 0.5% and 2.0% depending on the average gold price realized. This sale resulted in a realized gain of $358.

Non-operating income and expenses

Gain/(loss) on other investments

Gain/(loss) on other investments was $2,028 and $(312) for the three months ended March 31, 2018 and 2017, respectively.  These amounts are the result of changes in fair value of the common shares we hold in Midas Gold Corp. (“Midas Gold Shares”).

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $3,203 and $2,393 for the three months ended March 31, 2018 and 2017, respectively.  The increased use of cash was driven by the reduction in accounts payable and accrued liabilities during the quarter. Relatively high discretionary program activity and completion of the Mt Todd pre-feasibility study, in particular, resulted in higher than normal payables at the end of 2017.

Investing activities

Net cash of $2,226 and $1,849 for the three months ended March 31, 2018 and 2017, respectively, was provided primarily by the disposition of short-term investments, net of acquisitions.

Financing activities

Net cash of $39 for the three months ended March 31, 2018 was used for the payment of certain employee withholding tax obligations, related to the vesting of RSUs, in lieu of the issuance of common shares.

There were no cash transactions from financing activities during the three months ended March 31, 2017.

Liquidity and capital resources

Our cash and short-term investments as of March 31, 2018 decreased to $13,333 from $16,575 at December 31, 2017 due mainly to expenditures for operating activities and the drawdown of payables. Our net working capital decreased to $18,636 as at March 31, 2018 from $19,057 at December 31, 2017 due mainly to the decrease in cash and short-term investments to fund operating activities, partially offset by an increase in the market value of our Midas Gold Shares.

We believe that our existing working capital, together with potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned fixed costs and discretionary programs well into 2019.

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

	Fair value at March 31, 2018
	Total	Level 1	Level 3
Marketable securities	$79	$79	$—
Other investments (Midas Gold Shares)	5,774	5,774	—

	Fair value at December 31, 2017
	Total	Level 1	Level 3
Marketable securities	$90	$90	$—
Other investments (Midas Gold Shares)	3,746	3,746	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2017 was based on an independent third-party valuation. As of March 31, 2018, an independent third-party evaluation was not deemed necessary.  The used mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2018, nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of March 31, 2018.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

The following scientific and technical information about Mt Todd have been reviewed and approved by Mr. John Rozelle, Senior Vice President of Vista.  Mr. Rozelle is a qualified person as defined by Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects.

In January 2018, we announced the positive results of an updated preliminary feasibility study (the “PFS”) for Mt Todd.  The PFS is based on the results of a comprehensive review of the Project and the re-design of elements of the process flow sheet, incorporating automated sorting and grinding circuit design changes. The process improvement efforts have resulted in reduced operating costs, increased gold recovery and higher gold production at Mt Todd. Management of Vista believes that the design changes have allowed Vista to achieve a significant improvement in the Project’s economics at the current gold price.

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

For additional information on Mt Todd, see our technical report entitled “NI 43-101 Technical Report Mt Todd Gold Project 50,00 tpd Preliminary Feasibility Study Northern Territory, Australia” with an effective date of January 24, 2018 and an issue date of March 2, 2018.  See Cautionary Note to Investors regarding Estimates of Mineral Reserves and Resource below.

Also in January 2018, we announced that the “authorization of a controlled activity” at Mt Todd, as required under the Australian Environmental Protection and Biodiversity Conservation Act of 1999 (“EPBC”), as it relates to the Gouldian Finch, has been approved by the Australian Commonwealth Department of Environment and Energy.  With this authorization, Vista has all the major environmental approvals necessary to allow development of Mt Todd.

During the three months ended March 31, 2018, we completed four additional PQ core holes designed to extract approximately 5 tonnes of higher grade material from the Batman pit, for the completion of two additional bulk HPGR crushing, XRT and laser sorting tests. These tests are being conducted to confirm gold loss in the rejected material from higher grade ores. We are completing additional grinding tests with the manufacturers of the secondary grinding mills in order to obtain specific data for future application.  These tests are conducted with Glencore, who manufacture the ISAMill referenced in the PFS, and with FLSmidth, who produce a competing mill known as a vertimill. We are also completing additional testing with our impeller manufacturers in order to determine the design which results in minimal motor horse power and electrical power consumption.

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

•

granting us a capped net smelter return royalty (“NSR”) on production from open pit mining (the “Open Pit NSR”) at rates that range from 1% (at gold prices of $1,400/oz or less) to a maximum of 2% (at gold prices above $1,600/oz) up to an aggregate of $2,000 in royalty payments;

•

granting us a perpetual NSR on production from underground mining (the “Underground NSR”) at rates that range from 1% (at gold prices of $1,400/oz or less) to a maximum of 2% (at gold prices above $1,600/oz); and

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

Subject to Minera Alamos timely making all the option payments, and fulfilling its other obligations with respect to the Option Agreement, we will transfer 100% of the shares on the Company’s 100% owned subsidiary Minera Gold Stake S.A. de C.V., the entity which owns the GdlR Project, to Minera Alamos and the Open-Pit NSR and Underground NSR will be granted to us.

If Minera Alamos discovers, and decides to develop, an underground mine at the GdlR Project and we exercise the Back-in Right, we and Minera Alamos have agreed to form a joint venture to develop and operate the underground mine.  If the joint venture is formed, the Underground NSR will terminate.

Certain U.S. Federal Income Tax Considerations

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2017, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations for U.S. Residents.”

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, our other filings with the Securities and Exchange Commission and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	our belief that Mt Todd is the largest undeveloped gold project in Australia;

•	our belief that the results of the current PFS demonstrate a technically sound project with robust economics at current gold prices;
•	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
•	our expectation that our fixed costs will increase in 2018;
•	our belief that we are in a position to actively pursue strategic alternatives that provide the best opportunity to maximize value for the Company;
•	the feasibility of Mt Todd;
•	our belief that selectively screening and rejecting sub-economic material will improve gold recoveries and lower process operating costs at Mt Todd;
•	our belief that these design changes can be implemented without materially changing the project’s capital requirements;
•	our belief that design changes have allowed Vista to achieve a significant improvement in the Project’s economics;
•	our expectation that we will complete additional definition drilling at Quigleys and exploration programs on the ELs in 2018;
•

our belief that our existing working capital, coupled with potential future sources of non-dilutive financing will be sufficient to fully fund our currently planned fixed costs and discretionary programs well into 2019;

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

•	our belief that we maintain reasonable amounts of insurance;
•	estimates of mineral reserves and mineral resources;

•	our intention to improve the value of our gold projects and our expectation that the selected discretionary programs will add value to Mt Todd;
•	potential changes in regulations or taxation initiatives;
•	our expectation that we will continue to be a passive foreign investment company (“PFIC”);
•	the potential that we may grant options and/or restricted stock unit (“RSUs”) or restricted stock awards to our directors, officers, employees and consultants;
•	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment;
•	the potential that development projects may lead to gold production or value adding strategic transactions;
•	our belief that Minera Alamos will have no interest in the Guadalupe de los Reyes gold/silver project if the Option Agreement is terminated;

•

our belief that we will receive any future payments and that we will be granted the Open-Pit NSR and the Underground NSR pursuant to the terms of the Guadalupe de los Reyes gold/silver project Option Agreement;

•	our belief that if we exercise the Guadalupe de los Reyes gold/silver project Back-in Right we will enter into a joint venture agreement on acceptable terms, if at all; and

•	preliminary estimates of the reclamation and other related costs associated with certain mining claims in British Columbia.

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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017, under “Part I-Item 1A. Risk Factors”. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

Cautionary Note to Investors Regarding Estimates of Mineral Reserves and Resources

Our technical report entitled “NI 43-101 Technical Report Mt Todd Gold Project 50,000 tpd Preliminary Feasibility Study Northern Territory, Australia” and with an effective date of January 24, 2018 and an issue date of March 2, 2018 referenced herein uses the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” as defined in Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average metal price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the technical report uses the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic, technical and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically, technically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

Accordingly, the technical report contains descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

We typically limit our holdings in Australian dollars to the amount required to fund approximately one month of operating activities.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC and Canadian securities regulatory authorities on March 6, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2018, the Company issued 68,746 common shares upon the vesting of Restricted Stock Units granted under the Company’s Long-Term Equity Incentive Plan.  The market value of the common shares issued was $0.75 per share.  The common shares were issued to certain executive officers of the Company pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2018, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

* - Filed herewith

(1)

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31, 2018 and 2017, (ii) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: April 27, 2018	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: April 27, 2018	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer