Form 10-Q
period 2018-06-30
VISTA GOLD CORP
filed 2018-07-25
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:  99,569,949 common shares, without par value, outstanding as of July 24, 2018.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2018

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	June 30,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$2,598	$1,431
Short-term investments (Note 3)	8,978	15,144
Other investments, at fair value (Note 3)	5,774	3,746
Other current assets	341	794
Total current assets	17,691	21,115

Non-current assets:
Mineral properties (Note 4)	2,471	2,471
Plant and equipment, net (Note 5)	7,360	7,555
Total non-current assets	9,831	10,026
Total assets	$27,522	$31,141

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$109	$830
Accrued liabilities and other	399	986
Provision for environmental liability	241	242
Total current liabilities	749	2,058
Total liabilities	749	2,058

Commitments and contingencies – (Note 7)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2018 - 99,569,949 and 2017 - 99,412,007 (Note 6)	456,614	456,053
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(429,841)	(426,968)
Total shareholders' equity	26,773	29,083
Total liabilities and shareholders' equity	$27,522	$31,141

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expense:
Exploration, property evaluation and holding costs	$(1,055)	$(1,308)	$(2,600)	$(3,060)
Corporate administration	(888)	(775)	(2,311)	(1,796)
Depreciation and amortization	(12)	(149)	(240)	(318)
Gain on disposal of mineral properties, net (Note 4)	—	—	—	358
Total operating expense	(1,955)	(2,232)	(5,151)	(4,816)

Non-operating income/(expense):
Gain/(loss) on other investments (Note 3)	-	(468)	2,028	(780)
Interest income	68	29	250	79
Other income/(expense)	(36)	(11)	2	(12)
Total non-operating income/(expense)	32	(450)	2,280	(713)

Net loss	$(1,923)	$(2,682)	$(2,871)	$(5,529)

Other comprehensive loss:
Unrealized fair value decrease on available-for-sale securities	-	(15)	—	(21)
Comprehensive loss	$(1,923)	$(2,697)	$(2,871)	$(5,550)

Basic:
Weighted average number of shares outstanding	99,547,531	98,196,308	99,496,641	98,045,484
Net loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.06)

Diluted:
Weighted average number of shares outstanding	99,547,531	98,196,308	99,496,641	98,045,484
Net loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders'
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2016	97,786,608	$455,443	$(414,933)	$15	$40,525

Shares issued (RSUs vested, net of shares withheld)	1,625,399	(264)	—	—	(264)
Stock-based compensation	—	874	—	—	874
Other comprehensive loss	—	—	—	(17)	(17)
Net loss	—	—	(12,035)	—	(12,035)
Balances at December 31, 2017	99,412,007	$456,053	$(426,968)	$(2)	$29,083

Cumulative adjustment related to Accounting Standard Update 2016-01	—	—	(2)	2	—
Adjusted balance at January 1, 2018	99,412,007	456,053	(426,970)	—	29,083

Shares issued (RSUs vested, net of shares withheld)	127,942	(39)	—		(39)
Shares issued (exercise of stock options)	30,000	16	—		16
Stock-based compensation	—	584	—		584
Net loss	—	—	(2,871)		(2,871)
Balances at June 30, 2018	99,569,949	$456,614	$(429,841)	$—	$26,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss for the period	$(2,871)	$(5,529)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	240	318
Stock-based compensation	584	427
Gain on disposal of mineral property	—	(358)
(Gain)/loss on other investments	(2,028)	780
Change in working capital account items:
Other current assets	389	54
Accounts payable, accrued liabilities and other	(1,309)	269
Net cash used in operating activities	(4,995)	(4,039)
Cash flows from investing activities:
Proceeds from sales of marketable securities	64	—
Disposition of short-term investments, net of acquisitions	6,166	3,843
Additions to plant and equipment	(45)	—
Proceeds from option/sale agreements, net	—	358
Net cash provided by investing activities	6,185	4,201
Cash flows from financing activities:
Payment of taxes from withheld shares	(39)	—
Proceeds from exercise of stock options	16	—
Net cash used in financing activities	(23)	—

Net increase in cash and cash equivalents	1,167	162
Cash and cash equivalents, beginning of period	1,431	1,904
Cash and cash equivalents, end of period	$2,598	$2,066

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”) in the Northern Territory (“NT”) Australia.  Mt Todd is the largest undeveloped gold project in Australia.  In January 2018, the Company received authorization for the last major environmental permit and we announced the positive results of an updated preliminary feasibility study (the “PFS”) for Mt Todd, which confirms the project’s solid economics at a  gold price of $1,300/oz.  With these important milestones complete, Vista is in a position to identify and pursue strategic alternatives that may provide the best opportunity for shareholders to realize fair value for Mt Todd.  We also hold 4.2% of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico and royalty interests in the United States and Indonesia.

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

References to A$ are to Australian currency and $ are to United States currency.

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

Effective January 1, 2018, the Company adopted the new guidance retrospectively. The Company performed an assessment of the revised guidance and the impacts on the Company’s Consolidated Financial Statements and disclosures.  We also evaluated the potential for future variable consideration from option payments, net smelter return royalties (“NSR”), and other production related payments, and determined that there is no impact to the Company’s current accounting. The Company determined that the adoption of this guidance will primarily impact the timing of revenue recognition on certain option agreements based on the Company’s determination of when control is transferred

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per ounce and per option amounts unless otherwise noted)

for accounting purposes. Based on the contracts outstanding as of December 31, 2017, there was no cumulative effect adjustment required to be recognized at January 1, 2018.  Under the Company’s adoption approach, results for reporting periods beginning after January 1, 2018, will be presented in the Consolidated Financial Statements under the new guidance, while prior period amounts will not be adjusted and continue to be reported under the guidance in effect for those periods.

Currently, proceeds received from option agreements are ascribed to recovery of the carrying value of the related project until the carrying value reaches zero.  After that, any additional proceeds received will be recognized as a contract liability until control has transferred to the buyer or the related contract has terminated.  None of the projects which could provide the Company with future variable consideration are currently in production, and in all cases, we believe there is low probability of future production from these projects. Accordingly, the Company believes its NSRs and other production related payments are fully constrained, and the Company did not record a receivable for them. When it becomes probable that a project which could provide the Company with an NSR or other production related payments could begin production, the Company will evaluate the accounting treatment at that time.

3. Short-term and Other Investments

Short-term investments

As of June 30, 2018 and December 31, 2017, the amortized cost basis of our short-term investments was $8,978 and $15,144, respectively. The amortized cost basis approximates fair value at June 30, 2018 and December 31, 2017. Short-term investments at June 30, 2018 and December 31, 2017 are comprised of U.S. government treasury bills and/or notes, all of which have maturity dates on the date of purchase greater than 90 days but less than one year.

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

The following table summarizes our investment in Midas Gold Shares as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Fair value at beginning of period	$3,746	$4,994
Gain/(loss) during the period	2,028	(1,248)
Fair value at end of period	$5,774	$3,746

Midas Gold Shares held at the end of the period	7,802,615	7,802,615

4.  Mineral Properties

	At June 30, 2018	At December 31, 2017
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	325	325
	$2,471	$2,471

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

The Company has determined that control of the GdlR Project has not been transferred for accounting purposes. The first option payment of $1,500 received in October 2017 has been accounted for as reduction to carrying value. Subsequent option payments received, if any, will be accounted for as further reductions to carrying value. After the carrying value has been reduced to zero, remaining option payment proceeds, if any, will be recognized as a contract liability until control of the GdlR Project has transferred to the buyer or the Option Agreement has been terminated. In addition, in accordance with our policy, potential royalty revenue and future option payments have been fully constrained.

Long Valley Claims

During the three months ended March 31, 2017, we sold our Long Valley unpatented mining claims located in California for consideration, net of transaction costs, of $358 which was paid at closing; a future payment of $500 one month after the start of commercial production; a future payment of $500 on or prior to the first anniversary of the start of commercial production; and a NSR on any future production from said claims at a variable rate between 0.5% and 2.0%

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per ounce and per option amounts unless otherwise noted)

depending on the average gold price realized.  The Company has determined that control of the Long Valley claims were transferred to the buyer at the time of sale for accounting purposes.  This sale resulted in a realized gain of $358.

5.  Plant and Equipment

	June 30, 2018			December 31, 2017
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,691	$4,831	$860	$5,646	$4,591	$1,055
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	6,500	—	6,500	6,500	—	6,500
	$12,524	$5,164	$7,360	$12,479	$4,924	$7,555

6. Common Shares

Warrants

Warrant activity is summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2017	6,514,625	$1.92	1.6	$—
As of June 30, 2018	6,514,625	$1.92	1.1	$—

Stock-Based Compensation

Under the Company’s stock option plan (the “Plan”), we may grant options to purchase common shares of the Company (“Common Shares”) to our directors, officers, employees and consultants.  The maximum number of our Common Shares that may be reserved for issuance under the Plan, together with RSUs currently outstanding under the LTIP, is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any one time. Options under the Plan are granted from time to time at the discretion of the Board, with vesting periods and other terms as determined by the Board.

Stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$54	$12	$200	$24
Restricted stock units	192	169	384	403
	$246	$181	$584	$427

As of June 30, 2018, stock options and RSUs had unrecognized compensation expense of $206 and $475, respectively, which is expected to be recognized over a weighted average period of 1.2 and 1.0 years, respectively.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per ounce and per option amounts unless otherwise noted)

Stock Options

A summary of options under the Plan as of June 30, 2018 is set forth in the following table:

		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	options	per option	contractual term	value
Outstanding - December 31, 2017	1,144,500	$0.42	1.15	$346
Granted	820,000	0.75
Exercised	(30,000)	0.36
Outstanding - June 30, 2018	1,934,500	$0.56	2.36	$327

Exercisable - June 30, 2018	1,134,912	$0.51	1.64	$246

A summary of our unvested stock options as of June 30, 2018 is set forth in the following table:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(Years)
Unvested - December 31, 2017	246,250	$0.22	0.99
Granted	820,000	0.48
Vested	(266,662)	0.48
Unvested - June 30, 2018	799,588	$0.40	1.20

No stock options were granted for the six months ended June 30, 2017.  The fair value of stock options granted during the six months ended June 30, 2018 to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

2018
Expected volatility	77.1%
Risk-free interest rate	2.6%
Expected life (years)	5
Dividend yield	—
Forfeiture assumption	—%

Restricted Stock Units

The following table summarizes the RSUs outstanding under the LTIP as of June 30, 2018:

		Weighted average
	Number	grant-date fair
	of units	value per unit
Unvested - December 31, 2017	1,567,907	$0.85
Cancelled/forfeited	(101,392)	0.98
Vested, net of shares withheld	(127,942)	0.97
Granted	319,000	0.75
Unvested - June 30, 2018	1,657,573	$0.81

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

During the six months ended June 30, 2018, the Company withheld shares with an equivalent value to meet the employee withholding tax obligations which resulted from RSUs that vested in the period.  Shares withheld are considered cancelled/forfeited.

New RSUs will not be granted under the LTIP until the allocation of such awards is duly approved by the shareholders of the Company.

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

Under our agreement with the Jawoyn Association Aboriginal Corporation (the  “JAAC”), we have agreed to offer the JAAC the opportunity to establish a joint venture with Vista holding a 90% participating interest and the JAAC holding a 10% participating interest in Mt Todd. In addition, the JAAC will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current mining licenses, and a 1% NSR on other metals, subject to a minimum payment of A$50 per year.

8.  Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at June 30, 2018
	Total	Level 1	Level 3
Marketable securities	$17	$17	$—
Other investments (Midas Gold Shares)	5,774	5,774	—

	Fair value at December 31, 2017
	Total	Level 1	Level 3
Marketable securities	$90	$90	$—
Other investments (Midas Gold Shares)	3,746	3,746	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2017 was based on an independent third-party valuation. As of June 30, 2018, an independent third-party evaluation was not deemed necessary.  The mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2018, nor have there been any changes in valuation techniques.

VISTA GOLD CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(All dollar amounts in U.S dollars and in thousands, except per share, per ounce and per option amounts unless otherwise noted)

9.  Geographic and Segment Information

The Company has one reportable operating segment.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the three and six months ended June 30, 2018 and 2017.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share and per ounce amounts and currency exchange rates unless specified otherwise. References to A$ are to Australian currency and to $ are to United States currency.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in the Northern Territory (“NT”) Australia.  Mt Todd is the largest undeveloped gold project in Australia.  In January 2018, the Company received authorization for the last major environmental permit and we announced the positive results of the updated PFS for Mt Todd, which confirms the project’s solid economics at a gold price of $1,300/oz. See “Project Updates” below for a summary of the PFS results.  With these important milestones complete, Vista is in a position to identify and pursue strategic alternatives that may provide the best opportunity for shareholders to realize fair value for Mt Todd.

Results from Operations

Summary

Consolidated net loss for the three months ended June 30, 2018 and 2017 was $1,923 and $2,682 or $0.02 and $0.03 per share, respectively.  Consolidated net loss for the six months ended June 30, 2018 and 2017 was $2,871 and $5,529 or $0.03 and $0.06 per share, respectively.    The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,055 and $1,308 during the three months ended June 30, 2018 and 2017, respectively, and $2,600 and $3,060 for the six months ended June 30, 2018 and 2017, respectively. These costs are predominantly associated with Mt Todd and are comprised of fixed costs and discretionary costs. For the six months ended June 30, 2018 and 2017, our fixed costs (which include cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) trended approximately 20% higher in 2018 compared to the same period in 2017 as baseline monitoring activities have been introduced as part of our compliance with the terms of the permit granted under the Australian Environmental Protection and Biodiversity Conservation Act of 1999 (“EPBC”) in January 2018.  In addition, we have added site employees to complement site environmental, maintenance and exploration activities.  We expect 2018 fixed costs, in Australian dollar terms, to continue to trend 20% to 25% (approximately A$650 to A$800) higher than 2017 fixed costs.

The magnitude of discretionary program spending during the three and six months ended June 30, 2018 was lower than the discretionary program spending during the three and six months ended June 30, 2017.  The principal 2018 program was the drilling of four additional PQ core holes designed to extract approximately 6 tonnes of higher grade material from the Batman pit, for the completion of two additional 2.5 tonne bulk HPGR crushing, XRT and laser sorting tests using the same equipment as previous test work; and a single 1 tonne sample for completing an HPGR test with a competing HPGR manufacturer. The two 2.5 tonne tests are being conducted to confirm gold loss in the rejected material from higher grade ores.  The material 2017 discretionary programs included: the completion of the drilling program to generate the 20 tonne sample used in the ore sorting testing program; the ore sorting testing program and subsequent metallurgical studies including grinding studies to confirm the potential for improved gold recoveries and preparation of the draft mine management plan.  Based on these studies, the Company completed the PFS, the results of which were announced during the first quarter of 2018. See “Project Updates” below for a summary of the PFS results.  We expect 2018 discretionary costs, in Australian dollar terms, to be 45% to 50% (approximately A$2,000 to A$2,250) lower than 2017 discretionary costs.

Corporate administration

Corporate administration costs were $888 and $775 during the three months ended June 30, 2018 and 2017, respectively, and $2,311 and $1,796 for the six months ended June 30, 2018 and 2017, respectively.  Higher 2018 fixed costs were incurred principally as a result of the completion of the Mt Todd PFS update, which affected investor relations, regulatory and compensation costs. In addition, insurance coverage was increased in 2018, resulting in higher 2018 insurance costs.  We expect 2018 fixed costs to trend approximately 15% - 20% (approximately $450 to $600) higher than 2017 fixed costs, as we expect to continue our increased emphasis on investor relations programs through the remainder of the year.

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

Non-operating income and expenses

Gain/(loss) on other investments

Gain/(loss) on other investments was $0 and $(468) for the three months ended June 30, 2018 and 2017, respectively, and $2,028 and $(780) for the six months ended June 30, 2018 and 2017, respectively.  These amounts are the result of changes in fair value of the common shares we hold in Midas Gold Corp. (“Midas Gold Shares”).

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $4,995 and $4,039 for the six months ended June 30, 2018 and 2017, respectively.  The increased use of cash in 2018 was driven mainly by the reduction in accounts payable and accrued liabilities during the first quarter. Relatively high discretionary program activity and completion of the Mt Todd PFS, in particular, resulted in higher than normal accounts payable at the end of 2017.

Investing activities

Net cash of $6,185 and $4,201 for the six months ended June 30, 2018 and 2017, respectively, was provided primarily by the disposition of short-term investments, net of acquisitions.

Financing activities

During the six months ended June 30, 2018, in lieu of issuing common shares of the Company on vesting of RSUs, cash of $39 was used for the payment of related employee withholding tax obligations.  $16 was received from the exercise of stock options.

There were no cash transactions from financing activities during the six months ended June 30, 2017.

Liquidity and capital resources

Our cash and short-term investments as of June 30, 2018 decreased to $11,576 from $16,575 at December 31, 2017 due mainly to expenditures for operating activities and the reduction of payables. Our net working capital decreased to $16,942 at June 30, 2018 from $19,057 at December 31, 2017 due mainly to the decrease in cash and short-term investments to fund operating activities, partially offset by an increase in the market value of our Midas Gold Shares.

We believe that our existing working capital, together with potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned fixed costs and discretionary programs into 2020.

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

	Fair value at June 30, 2018
	Total	Level 1	Level 3
Marketable securities	$17	$17	$—
Other investments (Midas Gold Shares)	5,774	5,774	—

	Fair value at December 31, 2017
	Total	Level 1	Level 3
Marketable securities	$90	$90	$—
Other investments (Midas Gold Shares)	3,746	3,746	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2017 was based on an independent third-party valuation. As of June 30, 2018, an independent third-party evaluation was not deemed necessary.  The used mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2018, nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of June 30, 2018.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

The following scientific and technical information about Mt Todd has been reviewed and approved by Mr. John Rozelle, Senior Vice President of Vista.  Mr. Rozelle is a qualified person as defined by Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects.

In January 2018, we announced the results of an updated preliminary feasibility study (the “PFS”) for Mt Todd project (the “Project”).  The PFS is based on the results of a comprehensive review of the Project and the re-design of elements of the process flow sheet, incorporating automated sorting and grinding circuit design changes. The process improvement efforts have resulted in reduced operating costs, increased gold recovery and higher gold production at Mt Todd. Management of Vista believes that the design changes have resulted in significantly improved Project economics compared to the previous preliminary feasibility study, at a $1,300/oz gold price.

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

The following table illustrates the sensitivity of the Base Case after-tax economics to variable gold prices and foreign exchange assumptions:

Foreign Exchange (US$/AUD)	Gold Price
	$1,100		$1,200		$1,300		$1,400		$1,500
	IRR	NPV5	IRR	NPV5	IRR	NPV5	IRR	NPV5	IRR	NPV5
0.70	15.9%	$439	20.5%	$632	24.9%	$825	29.1%	$1,016	33.2%	$1,208
0.75	13.8%	$366	18.3%	$559	22.6%	$752	26.8%	$944	30.8%	$1,136
0.80	11.9%	$292	16.3%	$486	20.5%	$679	24.6%	$872	28.6%	$1,063
0.85	10.1%	$222	14.3%	$412	18.5%	$606	22.5%	$799	26.4%	$991
0.90	8.3%	$150	12.5%	$339	16.6%	$532	20.6%	$726	24.4%	$918

Note: Changes in Foreign Exchange rates are only applied to operating costs and not applied to either initial or sustaining capital costs.

Highlights of the PFS Alternate Case are presented in the table below:

@ $1,300/oz Au	Years 1-5	Life of Mine (11 years)
Average Milled Grade (g Au/t)	0.95	0.90
Payable Gold Annual Average (000's ozs)	302	273
Payable Gold Total (000's ozs)	1,509	3,003
Gold Recovery	86.4%	85.5%
Cash Costs ($/oz)	$581	$593
Strip Ratio (waste:ore)	1.7	1.7
Initial Capital ($ millions)		$641
Pre-tax NPV 5% ($ millions)		$722
After-tax NPV 5% ($ millions)		$418
IRR (Pre-tax/After-tax)		23.4 / 17.8%
After-tax Payback (Production Years)		3.6

Note: Economics presented using $1,300/oz gold and a flat $0.80 USD : $1.00 AUD exchange rate and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

For additional information on Mt Todd, see our technical report entitled “NI 43-101 Technical Report Mt Todd Gold Project 50,000 tpd Preliminary Feasibility Study Northern Territory, Australia” with an effective date of January 24, 2018 and an issue date of March 2, 2018.  See Cautionary Note to Investors regarding Estimates of Mineral Reserves and Resource below.

Also in January 2018, we announced that the “authorization of a controlled activity” at Mt Todd, as required under the EPBC, as it relates to the Gouldian Finch, has been approved by the Australian Commonwealth Department of Environment and Energy.  With this authorization, Vista has all the major environmental approvals necessary to allow development of Mt Todd.

During the six months ended June 30, 2018, we completed four additional PQ core holes designed to extract approximately 6 tonnes of higher grade material from the Batman pit, for the completion of two additional 2.5 tonne bulk HPGR crushing, XRT and laser sorting tests using the same equipment as previous test work; and a single 1 tonne sample for completing an HPGR test with a competing HPGR manufacturer. The two 2.5 tonne tests are being conducted to confirm gold loss in the rejected material from higher grade ores. We are completing additional grinding tests with the manufacturers of the secondary grinding mills in order to obtain material for ongoing metallurgical studies and specific operating data for future design and evaluation work.  These tests were conducted with Glencore, who manufacture the ISAMill referenced in the PFS, and with FLSmidth, who produce a competing mill known as a Vertimill. We have also completed additional testing with our impeller manufacturers in order to determine the design which results in minimal motor horsepower and electrical power consumption and acceptable slurry densities.

We anticipate completing additional definition drilling at Quigleys, intended to investigate the possibility of providing the mill with future supplemental higher grade Quigleys ore.  We also anticipate exploration programs on the Mt Todd exploration licenses (each, an “EL”), designed to continue investigating some of the known geophysical and geochemical anomalies.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During October 2017, we entered into an agreement (the “Option Agreement”) to option our interest in the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (the “GdlR Project”) to Minera Alamos Inc. and its subsidiary Minera Alamos de Sonora S.A. de C.V. (“Minera Alamos”).

Pursuant to the terms of the Option Agreement, we have granted Minera Alamos an exclusive right and option right to earn a 100% interest in the GdlR Project by:

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
•

granting us a capped NSR on production from open pit mining (the “Open-Pit NSR”) at rates that range from 1% (at gold prices of $1,400/oz or less) to a maximum of 2% (at gold prices above $1,600/oz) up to an aggregate of $2,000 in royalty payments;

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, our other filings with the Securities and Exchange Commission and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	our belief that Mt Todd is the largest undeveloped gold project in Australia;
•	our belief that the results of the current PFS demonstrate a technically sound project with solid economics at $1,300/oz gold;
•	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
•	our expectation that our fixed costs will be higher and our discretionary costs will be lower in 2018 than in 2017;
•	our plans to identify and pursue strategic alternatives that may provide the best opportunity for shareholders to realize fair value for Mt Todd;
•	the feasibility of Mt Todd;
•	our belief that selectively screening and rejecting sub-economic material will improve gold recoveries and lower process operating costs at Mt Todd;
•	our belief that these design changes can be implemented without materially changing the Project’s capital requirements;
•	our belief that design changes have resulted in significantly improved Project economics compared to the previous preliminary feasibility study;
•	our expectation that we will complete additional definition drilling at Quigleys and exploration programs on the ELs in 2018;
•

our belief that our existing working capital, coupled with potential future sources of non-dilutive financing will be sufficient to fully fund our currently planned fixed costs and discretionary programs into 2020;

•	our belief that the At-the-Market program will provide additional financing flexibility at a low cost, if accessed;
•	the potential monetization of our non-core assets, including our mill equipment which is for sale, and our Midas Gold Shares will realize fair values;
•	estimates of future operating and financial performance;
•	potential funding requirements and sources of capital, including near-term sources of additional cash;
•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
•	the timing, performance and results of feasibility studies;
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•	our estimation of Mt Todd’s environmental and economic impacts;

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

•	our belief that we maintain reasonable amounts of insurance;
•	estimates of mineral reserves and mineral resources;
•	our intention to improve the value of our gold projects and our expectation that the selected discretionary programs will add value to Mt Todd;
•	potential changes in regulations or taxation initiatives;
•	our expectation that we will continue to be a PFIC;
•	the possibility that we may grant options to our directors, officers, employees and consultants;
•	the possibility that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment;
•	the possibility that development projects may lead to gold production or value adding strategic transactions;
•	our belief that Minera Alamos will have no interest in the Guadalupe de los Reyes gold/silver project if the Option Agreement is terminated;
•

the possibility that we will receive any future payments and that we will be granted the Open-Pit NSR and the Underground NSR pursuant to the terms of the Guadalupe de los Reyes gold/silver project Option Agreement;

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

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by the Company’s Board of Directors; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; our experience working with our regulators; current market conditions and project development plans. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “will,” “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
•	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations and permits for Mt Todd, including its development plans and operating activities;
•	the timing and results of a feasibility study and the timing of the potential development of Mt Todd;

•	increased costs that affect our operations or our financial condition;
•	our reliance on third parties to fulfill their obligations under agreements with us;
•	whether projects not managed by us will comply with our standards or meet our objectives;
•	a shortage of skilled labor, equipment and supplies;
•	whether our acquisition, exploration and development activities, as well as the realization of the fair value of our assets, will be commercially successful;
•	the lack of cash dividend payments by us;
•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	perception of potential environmental impact of Mt Todd;
•	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
•	our expectation of continuing losses from operations;
•	future water supply issues at Mt Todd;
•	litigation or other legal claims;
•	environmental lawsuits;
•	lack of adequate insurance to cover potential liabilities;
•	our ability to attract, retain and hire key personnel;
•	fluctuations in the price of gold;
•	volatility in our stock price and gold equities generally;
•	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
•	industry consolidation which could result in the acquisition of a control position in the Company for less than fair value;
•	inherent hazards of mining exploration, development and operating activities;
•

the accuracy of calculations of mineral reserves, mineral resources and mineralized material and fluctuations therein based on metal prices, and inherent vulnerability of the ore and recoverability of metal in the mining process;

•	changes in environmental regulations to which our exploration and development operations are subject;
•	changes in climate change legislation could result in increased operating costs;
•	intense competition in the mining industry;
•	potential challenges to the title to our mineral properties;
•	evolving corporate governance and public disclosure regulations;
•	tax initiatives on domestic and international levels;
•	fluctuation in foreign currency values;
•	potential adverse findings in review of our Australian research and development grants; and
•	our likely status as a PFIC for U.S. federal tax purposes.

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

In addition, the technical report uses the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” which are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic, technical and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically, technically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

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

Credit risk

Concentration of credit risk exists related to our cash and cash equivalents and short-term investments.  Our Australian dollar cash is held in a major Australian chartered bank. Similarly, in the United States we hold U.S. dollar cash in a major U.S. bank. Our surplus cash is invested in government securities, principally notes and/or bills issued by the Treasury Department of the United States, and, occasionally notes and/or bills issued by the Government of Australia.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the six months ended June  30, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities and/or other parties that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the six months ended June 30, 2018, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

* - Filed herewith

(1)

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2018 and 2017, (ii) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: July 25, 2018	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: July 25, 2018	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer