Form 10-Q
period 2018-09-30
VISTA GOLD CORP
filed 2018-10-29
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No □

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 100,145,811 common shares, without par value, outstanding as of October 22, 2018.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2018

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	September 30,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$1,163	$1,431
Short-term investments (Note 3)	9,029	15,144
Other investments, at fair value (Note 3)	5,500	3,746
Other current assets	227	794
Total current assets	15,919	21,115

Non-current assets:
Mineral properties (Note 4)	2,471	2,471
Plant and equipment, net (Note 5)	7,389	7,555
Total non-current assets	9,860	10,026
Total assets	$25,779	$31,141

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$217	$830
Accrued liabilities and other	493	986
Provision for environmental liability	242	242
Total current liabilities	952	2,058
Total liabilities	952	2,058

Commitments and contingencies – (Note 7)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2018 - 100,089,561 and 2017 - 99,412,007 (Note 6)	456,730	456,053
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(431,903)	(426,968)
Total shareholders' equity	24,827	29,083
Total liabilities and shareholders' equity	$25,779	$31,141

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expense:
Exploration, property evaluation and holding costs	$(960)	$(1,635)	$(3,560)	$(4,695)
Corporate administration	(969)	(823)	(3,280)	(2,619)
Depreciation and amortization	(12)	(137)	(252)	(455)
Gain on disposal of mineral properties, net (Note 4)	—	—	—	358
Total operating expense	(1,941)	(2,595)	(7,092)	(7,411)

Non-operating income/(expense):
(Loss)/gain on other investments (Note 3)	(274)	(78)	1,754	(858)
Interest income	72	38	322	117
Other income/(expense)	81	(20)	83	(32)
Total non-operating income/(expense)	(121)	(60)	2,159	(773)

Net loss	$(2,062)	$(2,655)	$(4,933)	$(8,184)

Other comprehensive loss:
Unrealized fair value increase/ (decrease) on available-for-sale securities	—	1	—	(20)
Comprehensive loss	$(2,062)	$(2,654)	$(4,933)	$(8,204)

Basic:
Weighted average number of shares outstanding	99,805,266	98,993,395	99,600,267	98,363,761
Net loss per share	$(0.02)	$(0.03)	$(0.05)	$(0.08)

Diluted:
Weighted average number of shares outstanding	99,805,266	98,993,395	99,600,267	98,363,761
Net loss per share	$(0.02)	$(0.03)	$(0.05)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders'
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2016	97,786,608	$455,443	$(414,933)	$15	$40,525

Shares issued (RSUs vested, net of shares withheld)	1,625,399	(264)	—	—	(264)
Stock-based compensation	—	874	—	—	874
Other comprehensive loss	—	—	—	(17)	(17)
Net loss	—	—	(12,035)	—	(12,035)
Balances at December 31, 2017	99,412,007	$456,053	$(426,968)	$(2)	$29,083

Cumulative adjustment related to Accounting Standard Update 2016-01	—	—	(2)	2	—
Adjusted balance at January 1, 2018	99,412,007	456,053	(426,970)	—	29,083

Shares issued (RSUs vested, net of shares withheld)	637,554	(122)	—		(122)
Shares issued (exercise of stock options)	40,000	16	—		16
Stock-based compensation	—	855	—		855
Option amendment (Note 6)	—	(72)	—		(72)
Net loss	—	—	(4,933)		(4,933)
Balances at September 30, 2018	100,089,561	$456,730	$(431,903)	$—	$24,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss for the period	$(4,933)	$(8,184)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	252	455
Stock-based compensation	855	680
Gain on disposal of mineral property	—	(358)
(Gain)/loss on other investments	(1,754)	858
Change in working capital account items:
Other current assets	411	104
Accounts payable, accrued liabilities and other	(1,178)	378
Net cash used in operating activities	(6,347)	(6,067)
Cash flows from investing activities:
Proceeds from sales of marketable securities	156	—
Disposition of short-term investments, net of acquisitions	6,115	5,317
Additions to plant and equipment	(86)	—
Proceeds from option/sale agreements, net	—	358
Net cash provided by investing activities	6,185	5,675
Cash flows from financing activities:
Payment of taxes from withheld shares	(122)	(264)
Proceeds from exercise of stock options	16	—
Net cash used in financing activities	(106)	(264)

Net decrease in cash and cash equivalents	(268)	(656)
Cash and cash equivalents, beginning of period	1,431	1,904
Cash and cash equivalents, end of period	$1,163	$1,248

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”) in the Northern Territory (“NT”) Australia.  Mt Todd is the largest undeveloped gold project in Australia.  In January 2018, the Company received authorization for the last major environmental permit and we announced the positive results of an updated preliminary feasibility study (the “PFS”) for Mt Todd.  Subsequently, Vista has completed additional metallurgical testing, including ongoing fine grinding evaluations, which demonstrate further improvements in gold recovery. With these important milestones and subsequent project improvements complete, Vista is in a better position to identify and pursue those strategic alternatives that may provide the best opportunity for shareholders to realize fair value for Mt Todd.  We also hold 7.8 million shares of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico and royalty interests in the United States and Indonesia.

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

2.  Significant Accounting Policies

Revenue Recognition

New FASB guidance issued under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, is effective for interim and annual periods beginning after December 15, 2017. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This includes significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

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

Lease Accounting

In February 2016 the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for interim and annual periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  Based upon our initial review, we expect to recognize additional operating liabilities of approximately $125 to $225 on adoption, with corresponding ROU assets of the same amount, based on the present value of the remaining lease payments.

Nonemployee Share-Based Payments

The FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07, supersedes the guidance for equity-based payments to non-employees (Topic ASC 505-50). Under the new standard, an entity should treat equity-based payments to nonemployees the same as stock-based compensation to employees in most cases. The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Effective July 1, 2018, the Company adopted the new guidance. The Company performed an assessment of the standard and the impacts on the Company’s Consolidated Financial Statements and disclosures. Based on our analysis, adoption of the standard will not materially change the Company’s expense recognition and disclosures.

3. Short-term and Other Investments

Short-term investments

As of September 30, 2018 and December 31, 2017, the amortized cost basis of our short-term investments was $9,029 and $15,144, respectively. The amortized cost basis approximates fair value at September 30, 2018 and December 31, 2017. Short-term investments at September 30, 2018 and December 31, 2017 are comprised of U.S. government treasury bills and/or notes, all of which have maturity dates on the date of purchase greater than 90 days but less than one year.

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

The following table summarizes our investment in Midas Gold Shares as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Fair value at beginning of period	$3,746	$4,994
Gain/(loss) during the period	1,754	(1,248)
Fair value at end of period	$5,500	$3,746

Midas Gold Shares held at the end of the period	7,802,615	7,802,615

4.  Mineral Properties

	At September 30, 2018	At December 31, 2017
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	325	325
	$2,471	$2,471

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

The Company has determined that control of the GdlR Project has not been transferred for accounting purposes. The first option payment of $1,500 received in October 2017 has been accounted for as reduction to carrying value. Subsequent option payments received, if any, will be accounted for as further reductions to carrying value. After the carrying value has been reduced to zero, remaining option payment proceeds, if any, will be recognized as a contract liability until control of the GdlR Project has transferred to the buyer or the Option Agreement has been terminated. In addition, in accordance with our policy, potential royalty revenue and future option payments have been fully constrained. See also Note 10.

Long Valley Claims

During the three months ended March 31, 2017, we sold our Long Valley unpatented mining claims located in California for consideration, net of transaction costs, of $358 which was paid at closing; a future payment of $500 one month after the start of commercial production; a future payment of $500 on or prior to the first anniversary of the start of commercial production; and a NSR on any future production from said claims at a variable rate between 0.5% and 2.0% depending on the average gold price realized. This NSR is fully constrained. The Company has determined that control of the Long Valley claims were transferred to the buyer at the time of sale for accounting purposes.  This sale resulted in a realized gain of $358.

5.  Plant and Equipment

	September 30, 2018			December 31, 2017
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,719	$4,830	$889	$5,646	$4,591	$1,055
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	6,500	—	6,500	6,500	—	6,500
	$12,552	$5,163	$7,389	$12,479	$4,924	$7,555

6. Common Shares

Warrants

Warrant activity is summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2017	6,514,625	$1.92	1.6	$—
As of September 30, 2018	6,514,625	$1.92	0.9	$—

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

Stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$107	$8	$307	$32
Restricted stock units	164	245	548	648
	$271	$253	$855	$680

Phantom units (Discussed below)	11	—	11	—

As of September 30, 2018, stock options, RSUs, and phantom units had unrecognized compensation expense of $223,  $324, and $122 respectively, which is expected to be recognized over a weighted average period of 1.2,  0.9, and 1.8 years, respectively.

Stock Options

A summary of options under the Plan as of September 30, 2018 is set forth in the following table:

		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	options	per option	contractual term	value
Outstanding - December 31, 2017	1,144,500	$0.42	1.15	$346
Granted	1,142,000	0.71
Exercised	(40,000)	0.40
Outstanding - September 30, 2018	2,246,500	$0.57	2.51	$130

Exercisable - September 30, 2018	1,240,581	$0.52	1.71	$94

A summary of our unvested stock options as of September 30, 2018 is set forth in the following table:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(Years)
Unvested - December 31, 2017	246,250	$0.22	0.99
Granted	1,142,000	0.45
Vested	(382,331)	0.45
Unvested - September 30, 2018	1,005,919	$0.39	1.24

No stock options were granted for the nine months ended September 30, 2017. The fair value of stock options granted during the nine months ended September 30, 2018 to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

2018
Expected volatility	76.2%
Risk-free interest rate	2.7%
Expected life (years)	5
Dividend yield	—
Forfeiture assumption	—%

Option Amendment

In July 2018, the Company amended certain 2013 stock option agreements, expiring December 30, 2018 subject to the potential for a temporary extension under the terms of the Plan, for seven executives and directors (the “Option Amendment”). The amendment provides each grantee the opportunity to receive a cash buyout of certain vested, unexercised 2013 options in lieu of exercising the option to purchase shares. This cash buyout is based on the intrinsic value of each option at the time of the buyout. As a result of this modification, the Company will account for these options as awards classified as liabilities with $72 included in current liabilities. The options were previously accounted for as awards classified as equity. The Company recognized no additional compensation expense for these options in the nine months ended September 30, 2018.

Restricted Stock Units

The following table summarizes the RSUs outstanding under the LTIP as of September 30, 2018:

		Weighted average
	Number	grant-date fair
	of RSUs	value per RSU
Unvested - December 31, 2017	1,567,907	$0.85
Cancelled/forfeited	(246,683)	0.90
Vested, net of shares withheld	(637,554)	0.88
Granted	319,000	0.75
Unvested - September 30, 2018	1,002,670	$0.78

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date. Other RSU awards vest subject to certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance. The minimum vesting period for RSUs is one year.

During the nine months ended September 30, 2018, the Company withheld shares with an equivalent value to meet the employee withholding tax obligations which resulted from RSUs that vested in the period.  Shares withheld are considered cancelled/forfeited.

New RSUs will not be granted under the LTIP until the allocation of such awards is duly approved by the shareholders of the Company.

Phantom Units

		Weighted average
	Number of	remaining
	phantom units	contractual term
Unvested - December 31, 2017	—
Granted	265,000
Unvested - September 30, 2018	265,000	1.75

The Company granted a total of 265,000  phantom units to certain employees during the nine months ended September 30, 2018. The value of each unit is equal to the Company’s share price on the vesting date and is payable in cash. The phantom units vest on fixed future dates provided the recipient continues to be affiliated with Vista on those dates.  The company will account for these units as awards classified as liabilities with $11 included in current liabilities as of September 30, 2018. The Company recognized $11 of compensation expense for these options in the nine months ended September 30, 2018.

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

	Fair value at September 30, 2018
	Total	Level 1	Level 3
Marketable securities	$14	$14	$—
Other investments (Midas Gold Shares)	5,500	5,500	—

	Fair value at December 31, 2017
	Total	Level 1	Level 3
Marketable securities	$90	$90	$—
Other investments (Midas Gold Shares)	3,746	3,746	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2017 was based on an independent third-party valuation. As of September 30, 2018, an independent third-party evaluation was not deemed necessary.  The mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2018, nor have there been any changes in valuation techniques.

9.  Geographic and Segment Information

The Company has one reportable operating segment.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the three and nine months ended September 30, 2018 and 2017.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

10. Subsequent Event

During October 2018, the Company agreed to extend the due date for the second $1,500 option payment for the Guadalupe de los Reyes project by six months to April 23, 2019. As consideration for the deferral, the Company will receive an additional $150 in cash, $50 of which was paid to the Company on October 24, 2018 and $100 of which Mineral Alamos has agreed to pay by January 23, 2019. In addition, Minera Alamos will pay interest at a rate of 1.5% per month on the unpaid balance of the $1,500 beginning January 24, 2019.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in the Northern Territory (“NT”) Australia.  Mt Todd is the largest undeveloped gold project in Australia.  In January 2018, the Company received authorization for the last major environmental permit and we announced the positive results of the updated PFS for Mt Todd. See “Project Updates” below for a summary of the PFS results. Subsequently, Vista has completed additional metallurgical testing, including ongoing fine grinding evaluations, which demonstrate further improvements in gold recovery. With these important milestones and subsequent project improvements complete, Vista is in a better position to identify and pursue those strategic alternatives that may provide the best opportunity for shareholders to realize fair value for Mt Todd.

Results from Operations

Summary

Consolidated net loss for the three months ended September 30, 2018 and 2017 was $2,062 and $2,655 or $0.02 and $0.03 per share, respectively.  Consolidated net loss for the nine months ended September 30, 2018 and 2017 was $4,933 and $8,184 or $0.05 and $0.08 per share, respectively.    The principal components of these year-over-year changes are discussed below.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $960 and $1,635 during the three months ended September 30, 2018 and 2017, respectively, and $3,560 and $4,695 for the nine months ended September 30, 2018 and 2017, respectively. These costs are predominantly associated with Mt Todd and are comprised of fixed costs and discretionary costs. For the nine months ended September 30, 2018 and 2017, our fixed costs (which include cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) trended approximately 20% higher in 2018 compared to the same period in 2017 as baseline monitoring activities have been introduced as part of our compliance with the terms of the permit granted under the Australian Environmental Protection and Biodiversity Conservation Act of 1999 (“EPBC”) in January 2018.  In addition, we have added site employees to complement site environmental, maintenance and exploration activities.  We expect 2018 fixed costs, in Australian dollar terms, to continue to trend 20% to 25% (approximately A$650 to A$800) higher than 2017 fixed costs.

The magnitude of discretionary program spending during the three and nine months ended September 30, 2018 was lower than the discretionary program spending during the three and nine months ended September 30, 2017.  The principal 2018 program was the drilling of four additional PQ core holes designed to extract approximately 6 tonnes of higher-grade material from the Batman pit, for the completion of two additional 2.5 tonne bulk HPGR crushing, XRT and laser sorting tests using the same equipment as previous test work; and a single 1 tonne sample for completing an HPGR test with a competing HPGR manufacturer. The two 2.5 tonne tests were conducted to confirm the efficiency of sorting higher-grade ores and to develop feasibility-level data demonstrating the relationship between grind size and recovery over a wide range of sample head grades.  The material 2017 discretionary programs included: the completion of the drilling program to generate the 20 tonne sample used in the ore sorting testing program; the ore sorting testing program and subsequent metallurgical studies including grinding studies to confirm the potential for improved gold recoveries and preparation of the draft mine management plan.  Based on these studies, the Company completed the PFS, the results of which were announced during the first quarter of 2018. See “Project Updates” below for a summary of the PFS results.  We expect 2018 discretionary costs, in Australian dollar terms, to be 45% to 50% (approximately A$2,000 to A$2,250) lower than 2017 discretionary costs.

Corporate administration

Corporate administration costs were  $969 and $823 during the three months ended September 30, 2018 and 2017, respectively, and $3,280 and $2,619 for the nine months ended September 30, 2018 and 2017, respectively.  Higher 2018 fixed costs were incurred principally as a result of the completion of the Mt Todd PFS update, which affected investor relations, regulatory and compensation costs. In addition, insurance coverage was increased in 2018, resulting in higher 2018 insurance costs.  We expect 2018 fixed costs to trend approximately 15% - 20% (approximately $450 to $600) higher than 2017 fixed costs.

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

Non-operating income and expenses

Gain/(loss) on other investments

Gain/(loss) on other investments was $(274) and $(78) for the three months ended September 30, 2018 and 2017, respectively, and $1,754 and $(858) for the nine months ended September 30, 2018 and 2017, respectively.  These amounts are the result of changes in fair value of the common shares we hold in Midas Gold Corp. (“Midas Gold Shares”).

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $6,347 and $6,067 for the nine months ended September 30, 2018 and 2017, respectively.  The increased use of cash in 2018 was driven mainly by the reduction in accounts payable and accrued liabilities during the first quarter. Relatively high discretionary program activity and completion of the Mt Todd PFS, in particular, resulted in higher than normal accounts payable at the end of 2017.

Investing activities

Net cash of $6,185 and $5,675 for the nine months ended September 30, 2018 and 2017, respectively, was provided primarily by the disposition of short-term investments, net of acquisitions.

Financing activities

During the nine months ended September 30, 2018, in lieu of issuing common shares of the Company on vesting of RSUs, cash of $122 was used for the payment of related employee withholding tax obligations.  $16 was received from the exercise of stock options.

Net cash of $264 for the nine months ended September 30, 2017 was utilized for the payment of certain employee withholding tax obligations in lieu of the issuance of common shares.

Liquidity and capital resources

Our cash and short-term investments as of September 30, 2018 decreased to $10,192 from $16,575 at December 31, 2017 due mainly to expenditures for operating activities and the reduction of payables. Our net working capital decreased to $14,967 at September 30, 2018 from $19,057 at December 31, 2017 due mainly to the decrease in cash and short-term investments to fund operating activities, partially offset by an increase in the market value of our Midas Gold Shares.

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

	Fair value at September 30, 2018
	Total	Level 1	Level 3
Marketable securities	$14	$14	$—
Other investments (Midas Gold Shares)	5,500	5,500	—

	Fair value at December 31, 2017
	Total	Level 1	Level 3
Marketable securities	$90	$90	$—
Other investments (Midas Gold Shares)	3,746	3,746	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Condensed Consolidated Balance Sheets for each period presented.

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2017 was based on an independent third-party valuation. As of September 30, 2018, an independent third-party evaluation was not deemed necessary.  The used mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2018, nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of September 30, 2018.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

The following scientific and technical information about Mt Todd has been reviewed and approved by Mr. John Rozelle, Senior Vice President of Vista.  Mr. Rozelle is a qualified person as defined by Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects.

In January 2018, we announced the results of an updated preliminary feasibility study (the “PFS”) for Mt Todd project (the “Project”).  The PFS is based on the results of a comprehensive review of the Project and the re-design of elements of the process flow sheet, incorporating automated sorting and grinding circuit design changes. The process improvement efforts have resulted in reduced operating costs, increased gold recovery and higher gold production at Mt Todd. Management believes that the design changes have resulted in significantly improved Project economics compared to the previous preliminary feasibility study, at a $1,300/oz gold price.

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

The following table illustrates the sensitivity of the Base Case after-tax economics to variable gold prices and foreign exchange assumptions:

Foreign Exchange (US$/AUD)	Gold Price
	$1,100		$1,200		$1,300		$1,400		$1,500
	IRR	NPV5	IRR	NPV5	IRR	NPV5	IRR	NPV5	IRR	NPV5
0.70	15.9%	$439	20.5%*	$632*	24.9%	$825	29.1%	$1,016	33.2%	$1,208
0.75	13.8%	$366	18.3%	$559	22.6%	$752	26.8%	$944	30.8%	$1,136
0.80	11.9%	$292	16.3%	$486	20.5%†	$679†	24.6%	$872	28.6%	$1,063
0.85	10.1%	$222	14.3%	$412	18.5%	$606	22.5%	$799	26.4%	$991
0.90	8.3%	$150	12.5%	$339	16.6%	$532	20.6%	$726	24.4%	$918
* Approximate current conditions †Assumptions used in the PFS

Note: Changes in foreign  exchange rates are only applied to operating costs and not applied to either initial or sustaining capital costs.

Highlights of the PFS Alternate Case are presented in the table below:

@ $1,300/oz Au	Years 1-5	Life of Mine (11 years)
Average Milled Grade (g Au/t)	0.95	0.90
Payable Gold Annual Average (000's ozs)	302	273
Payable Gold Total (000's ozs)	1,509	3,003
Gold Recovery	86.4%	85.5%
Cash Costs ($/oz)	$581	$593
Strip Ratio (waste:ore)	1.7	1.7
Initial Capital ($ millions)		$641
Pre-tax NPV 5% ($ millions)		$722
After-tax NPV 5% ($ millions)		$418
IRR (Pre-tax/After-tax)		23.4 / 17.8%
After-tax Payback (Production Years)		3.6

Note: Economics presented using $1,300/oz gold and a flat $0.80 USD : $1.00 AUD exchange rate and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

For additional information on Mt Todd, see our technical report entitled “NI 43-101 Technical Report Mt Todd Gold Project 50,000 tpd Preliminary Feasibility Study Northern Territory, Australia” with an effective date of January 24, 2018 and an issue date of March 2, 2018.  See Cautionary Note to Investors regarding Estimates of Mineral Reserves and Resources below.

Also in January 2018, we announced that the “authorization of a controlled activity” at Mt Todd, as required under the EPBC, as it relates to the Gouldian Finch, has been approved by the Australian Commonwealth Department of Environment and Energy.  With this authorization, Vista has all the major environmental approvals necessary to allow development of Mt Todd.

During the nine months ended September 30, 2018, we completed four additional PQ core holes designed to extract approximately 6 tonnes of higher-grade material from the Batman pit, for the completion of two additional 2.5 tonne bulk HPGR crushing, XRT and laser sorting tests using the same equipment as previous test work; and a single 1 tonne sample for completing an HPGR test with a competing HPGR manufacturer. The two 2.5 tonne tests were conducted to confirm the efficiency of sorting higher-grade ores. We are completing additional feasibility-study-level grinding tests with the manufacturers of the secondary grinding mills in order to obtain material for ongoing metallurgical studies and specific operating data for future design and evaluation work.  Similar tests on low-grade samples were conducted earlier this year with Glencore, who manufacture the ISAMill referenced in the PFS, and with FLSmidth, who produce a competing mill known as a Vertimill. We have also completed additional testing with an impeller manufacturer in order to optimize the design of the leach tanks to achieve the lowest possible electrical power consumption at designed slurry densities.

In August 2018, we completed tests of the second stage grinding circuit undertaken, under the direction of Resource Development Inc. These tests suggest that the Mt Todd ore can be efficiently ground to a finer final product size with lower power consumption than estimated in the PFS.  Leaching the finer final product size material has again confirmed higher recoveries at finer grind sizes.  Based on these initial results, we are now undertaking additional testing to: confirm results over a broad range of feed grades, justify design changes and support a possible update of the project economics. We believe that the results of these ongoing grinding and leaching tests indicate that gold recoveries exceeding 90% may be achieved for the Mt Todd gold project,  as compared to 86.4% assumed in our January 2018 PFS. Analysis indicates that each 1% improvement in gold recoveries could add approximately 0.5% to Mt Todd’s after-tax IRR, and approximately $25 million to after-tax NPV5.

We are undertaking additional definition drilling at Quigleys, intended to investigate the possibility of providing the mill with future supplemental higher-grade ore.  We are also undertaking exploration programs on the Mt Todd exploration licenses (each, an “EL”), designed to continue investigating some of the known geophysical and geochemical anomalies.

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

If Minera Alamos discovers, and decides to develop, an underground mine at the GdlR Project and we exercise the Back-in Right, we and Minera Alamos have agreed to form a joint venture to develop and operate the underground mine.  If the joint venture is formed, the Underground NSR will terminate. See also Note 10 of the Condensed Consolidated Financial Statements.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, our other filings with the Securities and Exchange Commission and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below:

•	our belief that Mt Todd is the largest undeveloped gold project in Australia;
•	our belief that the results of the current PFS demonstrate a technically sound project with solid economics at $1,300/oz gold;
•	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
•	our expectation that our fixed costs will be higher and our discretionary costs will be lower in 2018 than in 2017;
•	our plans to identify and pursue strategic alternatives that may provide the best opportunity for shareholders to realize fair value for Mt Todd;
•	the feasibility of Mt Todd;
•	our belief that selectively screening and rejecting sub-economic material will improve gold recoveries and lower process operating costs at Mt Todd;
•	our belief that these design changes can be implemented without materially changing the Project’s capital requirements;
•	our belief that design changes have resulted in significantly improved Project economics compared to the previous preliminary feasibility study;
•	our belief that the Mt Todd ore can be ground to a finer final product size with lower power consumption than previously estimated;
•	our belief that gold recoveries at Mt Todd could exceed 90%;

•	Our belief that each 1% improvement in gold recoveries could add approximately 0.5% to Mt Todd’s after-tax IRR, and approximately $25 million to after-tax NPV5.
•	our belief that we will complete additional definition drilling at Quigleys and exploration programs on the ELs in 2018;
•	our intention to investigate the possibility of providing the mill with future supplemental higher-grade ore from Quigleys;
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

•	our belief that we maintain reasonable amounts of insurance;
•	estimates of mineral reserves and mineral resources;
•	our intention to improve the value of our gold projects and our expectation that the selected discretionary programs will add value to Mt Todd;
•	our belief that future exploration and development activities could lead to profitable production or proceeds from the sale of assets;
•	potential changes in regulations or taxation initiatives;
•	our expectation that we will continue to be a PFIC;
•	the possibility that we may grant options to our directors, officers, employees and consultants;
•	the possibility that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment;
•	the possibility that development projects may lead to gold production or value adding strategic transactions;
•	our belief that Minera Alamos will have no interest in the Guadalupe de los Reyes gold/silver project if the Option Agreement is terminated;
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

•	changes in environmental regulations to which our exploration and development operations are subject;
•	changes in climate change legislation could result in increased operating costs;
•	intense competition in the mining industry;
•	potential challenges to the title to our mineral properties;
•	evolving corporate governance and public disclosure regulations;
•	tax initiatives on domestic and international levels;
•	fluctuation in foreign currency values;
•	fluctuation in the fair value or future cash flows of financial instruments;
•	the continuing long-term viability of the Company is dependent upon securing sufficient funding;
•	potential adverse findings in review of our Australian research and development grants; and
•	our likely status as a PFIC for U.S. federal tax purposes.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the nine months ended September 30, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the nine months ended September 30, 2018, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

* - Filed herewith

(1)

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2018 and 2017, (ii) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: October 29, 2018	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: October 29, 2018	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer