Form 10-K
period 2018-12-31
VISTA GOLD CORP
filed 2019-02-25
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-9025

VISTA GOLD CORP.

 (Exact Name of Registrant as Specified in its Charter)

British Columbia	98-0542444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 5, 7961 Shaffer Parkway
Littleton, Colorado	80127
(Address of Principal Executive Offices)	(Zip Code)

(720) 981-1185

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares without par value	NYSE American, Toronto Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐No☒

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated fi ler, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

      Large Accelerated Filer ☐     Accelerated Filer ☒      Non-Accelerated Filer ☐Smaller Reporting Company ☒Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $68,703,000

The number of shares of the Registrant’s Common Stock outstanding as of February 6,  2019 was 100,268,161.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2019 Annual General Meeting of Shareholders are incorporated herein.  See Part III.

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

Accordingly, information contained in this report and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

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

“greywackes” means fine-grained sandstone generally characterized by its hardness, dark color and poorly sorted angular grains of quartz, feldspar and small rock fragments set in a compact, clay-fine matrix.

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

CURRENCY

References to C$ refer to Canadian currency, AUD or A$ to Australian currency and USD or $ to United States currency.

METRIC CONVERSION TABLE

To Convert Imperial Measurement Units	To Metric Measurement Units	Multiply by
Acres	Hectares	0.4047
Feet	Meters	0.3048
Miles	Kilometers	1.6093
Tons (short)	Tonnes	0.9072
Gallons	Liters	3.7854
Ounces (troy)	Grams	31.1035
Ounces (troy) per ton (short)	Grams per tonne	34.2857

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

Operations

•	our belief that the results of the current PFS demonstrate a technically sound project with robust economics at current gold prices;
•	our intention to complete the metallurgical program started in 2018;
•	our expectations as to which areas of the current preliminary feasibility study are most likely to be impacted by the metallurgical program test results;

•	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
•	the feasibility of Mt Todd;
•	our belief that selectively screening and rejecting sub-economic material will improve gold recoveries and lower process operating costs at Mt Todd;
•	our belief that these design changes can be implemented without materially changing the project’s capital requirements;
•	estimates of future operating and financial performance;
•	our plans to advance work at Mt Todd to take advantage of our strategic position;
•	our expectation of Mt Todd’s impact, including environmental and economic impacts;
•	our expectation that the 2018 Mine Management Plan permit will be approved by the Northern Territory Department of Primary Industries and Resources;
•

plans and estimates concerning potential project development, including the use of high pressure grinding roll crushers and access to a water supply, as well as the ability to obtain all required permits;

•	estimates of mineral reserves and mineral resources;
•	our intention to improve the value of our gold projects;
•	the potential that development projects may lead to gold production or value adding strategic transactions; and
•	the timing, performance and results of feasibility studies;

Business and industry

•

our belief that our existing working capital, coupled with potential future sources of non-dilutive financing will be sufficient to fully fund our currently planned fixed costs and discretionary programs;

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

•	our belief that we maintain reasonable amounts of insurance;
•	potential changes in regulations or taxation initiatives;
•	our expectation that we will continue to be a passive foreign investment company;
•	the expected impact of the adoption of new accounting standards on our financial statements;
•	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants;

•	our expectation that corporate administration costs will be lower in 2019;
•

our belief that Minera Alamos will have no interest in the Guadalupe de los Reyes gold/silver project if the Option Agreement (defined in Item 2: Properties – Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico) terminates;

•	our belief that we will receive any future payments and that we will be granted the Open-Pit NSR and the Underground NSR pursuant to the terms of the Option Agreement;
•	our belief that if we exercise the Back-in Right we will enter into a joint venture agreement on acceptable terms, if at all; and
•	preliminary estimates of the reclamation and other related costs associated with certain mining claims in British Columbia.
•	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

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

Operating Risks

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

•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	perception of potential environmental impact of Mt Todd;
•	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;

•	potential challenges to the title to our mineral properties;
•	future water supply issues at Mt Todd;
•	litigation or other legal claims; and
•	environmental lawsuits.

Financial and Business Risks

•	fluctuations in the price of gold;
•	lack of adequate insurance to cover potential liabilities;
•	the lack of cash dividend payments by us;
•	our history of losses from operations;
•	our ability to attract, retain and hire key personnel;
•	volatility in our stock price and gold equities generally;
•	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
•	industry consolidation which could result in the acquisition of a control position in the Company for less than fair value;
•	evolving corporate governance and public disclosure regulations;
•	intense competition in the mining industry;
•	tax initiatives on domestic and international levels;
•	fluctuation in foreign currency values;
•	potential adverse findings by the Australian Government upon review of our Australian research and development grants; and
•	our likely status as a PFIC for U.S. federal tax purposes.

Industry Risks

•	inherent hazards of mining exploration, development and operating activities;
•	a shortage of skilled labor, equipment and supplies;
•

the accuracy of calculations of mineral reserves, mineral resources and mineralized material and fluctuations therein based on metal prices, and inherent vulnerability of the ore and recoverability of metal in the mining process;

•	changes in environmental regulations to which our exploration and development operations are subject; and
•	changes in climate change regulations could result in increased operating costs.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”) in the Northern Territory (“NT”) Australia. Mt Todd is the largest undeveloped gold project in Australia. In January 2018, the Company received authorization for the last major environmental permit and we announced the positive results of an updated preliminary feasibility study (the “PFS”) for Mt Todd. Subsequently, Vista has completed additional metallurgical testing, including ongoing fine grinding evaluations, which demonstrate further improvements in gold recovery. With these important milestones and subsequent project improvements complete, Vista is in a better position to identify and pursue those strategic alternatives that may provide the best opportunity for shareholders to realize fair value for Mt Todd. We also hold 7.8 million of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico and royalty interests in the United States and Indonesia.

Vista was originally incorporated on November 28, 1983 under the name “Granges Exploration Ltd.” It amalgamated with Pecos Resources Ltd. during June 1985 and continued as Granges Exploration Ltd.  In June 1989, Granges Exploration Ltd. changed its name to Granges Inc.  Granges Inc. amalgamated with Hycroft Resources & Development Corporation during May 1995 and continued as Granges Inc. Effective November 1996, Da Capo Resources Ltd. and Granges, Inc. amalgamated under the name “Vista Gold Corp.” and, effective December 1997, Vista continued from British Columbia to the Yukon Territory, Canada under the Business Corporations Act (Yukon Territory).  On June 11, 2013, Vista continued from the Yukon Territory, Canada to the Province of British Columbia, Canada under the Business Corporations Act (British Columbia). The current addresses, telephone and facsimile numbers of our offices are:

Executive Office	Registered and Records Office
Suite 5 - 7961 Shaffer Parkway	1200 Waterfront Centre – 200 Burrard Street
Littleton, Colorado, USA 80127	Vancouver, British Columbia, Canada V7X 1T2
Telephone: (720) 981-1185	Telephone: (604) 687-5744
Facsimile: (720) 981-1186	Facsimile: (604) 687-1415

Corporate Organization Chart

The name, place of incorporation, continuance or organization and percent of equity securities that we own or control as of February 6, 2019 for each of our subsidiaries is set out below.

Employees

As of December 31, 2018, we had 14 full-time and no part-time employees globally. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

Geographic and Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Australia.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.   We reported no operating revenues during the years ended December 31, 2018 and 2017. Geographic location of mineral properties and plant and equipment is provided in Notes 4 – Mineral Properties and 5 – Plant and Equipment to our Consolidated Financial Statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

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

In 2016, the Province of British Columbia Ministry of Energy and Mines (“MEM”) requested that the Company prepare and present to MEM a reclamation plan for closure and abandonment of certain mining claims in British Columbia which the Company had disposed of in 1996. Vista has presented a reclamation plan to MEM, however, execution of the reclamation plan has not started, as acceptance by MEM is pending. Assuming no other potentially responsible parties are identified and based on preliminary estimates of the reclamation and other related costs, we have accrued $242 as of December 31, 2018.

Government Regulation

Our exploration and development activities and other property interests are subject to various national, state, provincial and local laws and regulations in Australia and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate. With the exception of the British Columbia claims noted above, management of the Company is not aware of any current orders or directions relating to the Company with respect to the foregoing laws and regulations.

Australia Laws

Mineral projects in the NT are subject to Australian federal and NT laws and regulations regarding environmental matters and the discharge of hazardous wastes and materials. As with all mining projects, Mt Todd would be expected to have a variety of environmental impacts should development proceed. In Australia, environmental legislation plays a significant role in the mining industry. We are required under Australian laws and regulations (federal, state and territorial) to acquire permits and other authorizations before Mt Todd can be developed and mined. In September 2014, the EIS for Mt Todd was approved.  The Environmental Protection Agency of the Northern Territory Government (“NTEPA”) advised that it had assessed the environmental impacts of the Mt Todd gold mine and authorized the Company to proceed with the development of Mt Todd, subject to a number of recommendations which are outlined in the assessment report (the “Assessment Report”), particularly, a request for authorization under the federal Environmental Protection and Biodiversity Conservation Act 1999 (“EPBC”) as it relates to the Gouldian Finch. In January 2018, the authorization under the EPBC was approved by the Australia Department of the Environment and Energy.  We must comply with the terms of our Authority Certificate under the Northern Territory Aboriginal Sacred Sites Act 1989 which deals with the handling of archeological material within sacred sites. We are also subject to statutory requirements under the Mining Management Act, which includes the requirement to complete a Mine Management Plan (“MMP”) before the start of mining operations. The Mt Todd MMP was formally submitted in November 2018, and is under review by the NT Department of Primary Industries and Resources.

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

During 2018, none of our project sites had any material non-compliance occurrences with any applicable environmental regulations.  See “Item 1. Business - Reclamation” above.

Competition

We compete with other mining companies in connection with the acquisition, exploration, financing and development of gold properties. There is competition among mining companies for a limited number of gold acquisition and exploration opportunities. Some of these competing mining companies have substantially greater financial and technical resources than Vista. As a result, we may have difficulty acquiring attractive gold projects at reasonable prices. We compete with other mining companies to retain expert consultants required to complete our geological and project development studies.  We also compete with other mining companies to hire mining engineers, geologists and other skilled personnel in the mining industry, and for exploration and development services.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2014	1,385	1,142	1,266
2015	1,296	1,049	1,160
2016	1,366	1,077	1,251
2017	1,346	1,151	1,257
2018	1,355	1,178	1,269
2019 (to February 6, 2019)	1,323	1,280	1,295

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

The Mt Todd site was not reclaimed when the original mine closed.  Although we are not currently responsible for the reclamation of these historical disturbances, we will accept full responsibility for them if and when we make a decision to finance and construct the mine and provide 30 days’ notice to the NT Government of our intention to take over and assume the management, operation and rehabilitation of Mt Todd.  At that time, we will be required to provide a bond in a form and amount satisfactory to the NT Government (in whose jurisdiction Mt Todd is located) that would cover the prospective expense of the reclamation of the property.  In addition, the regulatory authorities may increase reclamation and bonding requirements from time to time.  The satisfaction of these bonding requirements and continuing or future reclamation obligations will require a significant amount of capital.

We may not be able to get the required permits to begin construction at Mt Todd in a timely manner or at all.

Any delay in acquiring the requisite permits, or failure to receive required governmental approvals could delay or prevent the start of construction of Mt Todd.  If we are unable to acquire permits to mine the property, then the project cannot be developed and operated. In addition, the property will have no reserves under SEC Industry Guide 7 and NI 43-101, which would result in an impairment of the carrying value of the project.

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

Water at Mt Todd is expected to be provided from a fresh water reservoir which is fed by seasonal rains. Insufficient rainfall, or drought-like conditions in the area feeding the reservoir could limit or extinguish this water supply; and sufficient water resources may not be available leading to operations stopping until the water supply is replenished.

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

Our property and royalty interests are subject to environmental regulations. Environmental legislation is becoming more restrictive in some countries or jurisdictions with stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our interests. Currently, our property and royalty interests are subject to government environmental regulations in Australia, Indonesia, Mexico and the U.S.

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

Vista has been engaged in gold exploration since 1983.  Since inception the Company has been involved in a large number of exploration projects in many different jurisdictions.  There may be environmental liabilities associated with disturbances at any of these projects for which the Company may be identified as a potentially responsible party, regardless of its level of involvement in creating the related disturbance.  We may not be aware of such claims against the Company until regulators provide notice thereof. Consequently, we may have material undisclosed environmental responsibilities which could negatively affect our results of operations, cash flows and corporate reputation.

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

Consolidation within the industry is a growing trend. As a result of the broad range of market and industry factors including the price of gold, we believe the current market value of our common stock does not reflect the fair value of the Company’s assets.  These conditions could result in the acquisition of a control position, or attempted acquisition of a control position in the Company at what we believe to be less than fair value. This could result in substantial costs to us and divert our management’s attention and resources. A completed acquisition could result in realized losses of shareholder value.

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

We have incurred losses in all periods since 1998, except for the year ended December 31, 2011, during which we recorded non-cash net gains, and the year ended December 31, 2015 during which we recorded gains related to research and development (“R&D”) refunds. We expect to continue to incur losses. We have no history of paying cash dividends and we do not expect to be able to pay cash dividends or to make any similar distribution in the foreseeable future.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the British Columbia Securities Commission, the SEC, the Toronto Stock Exchange (the “TSX”), the NYSE American, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by the United States Congress, making compliance increasingly more difficult and uncertain, which could have an adverse effect on reputation and our stock price.

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

We maintain insurance policies that mitigate certain risks related to our operations. This insurance is maintained in amounts that we believe to be reasonable based on the circumstances surrounding each identified risk. However, we may elect not to have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons. In other cases, insurance may not be available for certain risks. We do not insure against political risk. Occurrence of events for which we are not insured could result in significant losses that could materially adversely affect our financial condition and our ability to fund our business.

Our share price may be volatile and your investment in our common shares could suffer a decline in value.

Broad market and industry factors may adversely affect the price of our common stock, regardless of our actual operating performance.  Factors that could cause fluctuation in the price of our common stock may include, among other things:

•	changes in financial estimates by us or by any securities analysts who might cover our stock market performance;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the mining industry;
•	speculation about our business in the press or the investment community;
•	conditions or trends in our industry or the economy generally;
•	changes in the prices of gold;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	additions or departures of key personnel; and
•	sales of our common stock, including sales by our directors, officers or significant stockholders.

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

Our Australian R&D grants are subject to review.

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

U.S. shareholders of our common shares should be aware that the Company believes it was classified as a PFIC during the taxable year ended December 31, 2018, and based on current business plans and financial projections, management believes there is a significant likelihood that the Company will be a PFIC during the current taxable year.  If the Company is a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the Common Shares.  A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders.  U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election.  Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares.  A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein.  This paragraph is qualified in its entirety by the discussion below in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - “Certain U.S. Federal Income Tax Considerations for U.S. Residents.” Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of Common Shares.

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

Feasibility studies are used to determine the economic viability of an ore deposit, as are pre-feasibility studies and preliminary economic assessments. Feasibility studies are the most detailed studies and reflect a higher level of confidence in the estimated production rates, and capital and operating costs. Generally accepted levels of confidence are plus or minus 15% for feasibility studies, plus or minus 25-30% for pre-feasibility studies and plus or minus 35-40% for preliminary economic assessments. These thresholds reflect the levels of confidence that exist at the time the study is completed.  Subsequent changes to metal prices, foreign exchange rates (if applicable), reclamation requirements, operating and capital costs may cause actual results of economic viability to differ materially from these estimates.

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

Newly adopted rules regarding mining property disclosure by companies reporting with the SEC may result in increased operating and legal costs.

On October 31, 2018, the SEC adopted new rules to modernize mining property disclosure in reports filed with the SEC in order to harmonize SEC disclosure requirements with international standards.  These rules are not effective until the Company’s first full fiscal year beginning on or after January 1, 2021. The Company currently reports mineral resources and reserves in compliance with NI 43-101. Because the Company files its reports with the SEC on U.S. domestic forms, under the new rules, the Company will be required to comply with the new SEC mining property disclosure requirements and not make disclosure in accordance with NI 43-101. It is not clear at this time if the Company will be required to prepare separate technical reports under the two reporting regimes or may rely on one technical report perpared in accordance with both reporting standards.  Further, while the Company currently ulitized its reports as filed with the SEC in meeting its reporting obligations in Canada, if its future reports have mining property disclosure that is not NI 43-101 compliant, the Company may have to prepare separate reports or a supplemental NI 43-101 mining propery report.  All these changes to the Company’s reporting requirements could result in increased compliance costs.

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

Mt Todd Gold Project, Northern Territory, Australia

Current Technical Report

The PFS for Mt Todd pursuant to NI 43-101 was filed on SEDAR on March 2, 2018 and is entitled “NI 43-101 Technical Report - Mt Todd Gold Project - 50,000 tpd Preliminary Feasibility Study – Northern Territory, Australia” with an effective date of January 24, 2018 and an issue date of March 2, 2018 prepared by Rex Clair Bryan, Ph.D., Anthony Clark, P.E., Thomas L. Dyer, P.E., Amy L. Hudson, Ph.D., CPG, REM, Chris Johns, M.Sc., P.Eng., Benjamin S. Johnson, P.E., Deepak Malhotra, Ph.D., Zvon Ponos, BE, MIEAust, CPeng, NER, Guy Roemer, P.E., Vicki J. Scharnhorst, P.E., LEED AP, D. Erik Spiller, QP, Jessica I. Spriet, P.E., Keith Thompson, CPG, PG, each of whom is a qualified person under NI 43-101.

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

Base Case Presented in PFS

Highlights of the PFS Base Case are presented in the table below:

@ $1,300/oz Au	Years 1-5	Life of Mine (13 years)
Average Milled Grade (g Au/t)	0.98	0.82
Payable Gold Annual Average (000's ozs)	479	381
Payable Gold Total (000's ozs)	2,397	4,956
Gold Recovery	86.4%	85.8%
Cash Costs ($/oz)	$571	$645
Strip Ratio (waste:ore)	2.8	2.5
Initial Capital ($ millions)		$839
Pre-tax NPV 5% ($ millions)		$1,178
After-tax NPV 5% ($ millions)		$679
IRR (Pre-tax/After-tax)		27.3 / 20.5%
After-tax Payback (Production Years)		3.2

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

The following table highlights the Base Case production schedule:

					Milled	Contained	Mill
	Ore Mined	Waste	Strip Ratio	Milled Ore	Grade (g	Ounces	Production
Years	(kt)	mined (kt)	(W:O)	(kt)	Au/t	(kozs)	(kozs)
(1)	10,437	16,850	1.61	—	—	—	—
1	13,174	27,284	2.07	17,750	1.19	682	582
2	23,679	32,692	1.38	17,750	0.83	473	404
3	20,112	74,220	3.69	17,799	0.95	543	463
4	34,149	54,933	1.61	17,750	1.00	570	487
5	10,843	98,928	9.12	17,750	0.95	542	462
6	6,427	71,318	11.10	17,750	0.56	317	270
7	10,429	53,987	5.18	17,799	0.55	317	270
8	14,965	43,800	2.93	17,750	0.61	349	298
9	22,633	33,942	1.50	17,750	0.78	448	382
10	37,943	14,990	0.40	17,750	1.24	709	605
11	2,895	47	0.02	17,799	0.84	481	411
12	—	—	—	17,750	0.49	278	224
13	—	—	—	7,895	0.54	137	98
Total	207,687	522,990	2.52	221,041	0.82	5,848	4,956

Note: Amounts may not add due to rounding.  Total milled ore includes material from the heap leach pad that is processed at the end of the mine life.

Alternative Case Presented in PFS

The key differences between the Alternate Case and the Base Case include:

•	a 33,000 tpd processing facility as compared to a 50,000 tpd facility with associated lower mining rates and a smaller mining fleet;
•	pit design based on a pit shell calculated at $800/oz-Au ($1,000/ozAu in the 50,000 tpd project); the same cut-off grade of 0.40 g-Au/t was used; and
•	A shorter operating life for the 33,000 tpd Alternate Case.

Highlights of the PFS Alternate Case are presented in the table below:

@ $1,300/oz Au	Years 1-5	Life of Mine (11 years)
Average Milled Grade (g Au/t)	0.95	0.90
Payable Gold Annual Average (000's ozs)	302	273
Payable Gold Total (000's ozs)	1,509	3,003
Gold Recovery	86.4%	85.5%
Cash Costs ($/oz)	$581	$593
Strip Ratio (waste:ore)	1.7	1.7
Initial Capital ($ millions)		$642
Pre-tax NPV 5% ($ millions)		$722
After-tax NPV 5% ($ millions)		$418
IRR (Pre-tax/After-tax)		23.4 / 17.8%
After-tax Payback (Production Years)		3.6

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

Property Description, Location and Access

In 2006, through an agreement with the Deed Administrators for Pegasus Gold Australia Pty. Ltd. (“Pegasus”), the NT Government and the Jawoyn Association Aboriginal Corporation (“JAAC”), we acquired the concession rights and access to Mt Todd. Also in 2006, through an agreement with the NT Government, we established the rights and obligations of both parties with respect to Mt Todd site care and maintenance and potential future development. In 2017, the latter agreement was extended through the end of 2023.

Mt Todd was an operating mine in the mid-1990s, but the project had been closed due to bankruptcy and was held by these organizations.  The failure of the project was primarily a result of inefficiencies in the comminution circuit, poor gold recoveries and low gold prices. We hold Mt Todd through our wholly-owned subsidiary Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”).

Mt Todd is located 56 kilometers by road northwest of Katherine, NT, Australia, and approximately 290 kilometers by road southeast of Darwin.  Access is by existing paved public roads and approximately four kilometers of paved private road. We control and maintain the private paved road.

Gold mineralization in the Batman deposit at the project occurs in sheeted veins within silicified greywackes/shales/siltstones.  The Batman deposit strikes north-northeast and dips steeply to the east.  Higher grade zones of the deposit plunge to the south.  The core zone is approximately 200-250 meters wide and 1.5 kilometers long, with several hanging wall structures providing additional width to the orebody.  Mineralization is open at depth as well as along strike, although the intensity of mineralization weakens to the north and south along strike.

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

Total land holdings controlled by Vista Gold Australia are approximately 160,000 hectares. A map showing the location of the mineral licenses (“MLs”) and exploration licenses (“ELs”) and a table with a list of MLs and ELs and the holding requirements are set out below.    All of the estimated mineral resources are located within the boundaries of the MLs and substantially all of the estimated mineral resources at Mt Todd are located in the Batman deposit.

The Batman and Quigleys deposits are located within the MLs. Should a deposit be discovered on the ELs, the portion of the related EL would have to be converted to an ML before mining operations could start.

The significant risks that could affect access or title, our right to perform work, including permitting and environmental liabilities are included above in Item 1A. Risk Factors.

Mt Todd Land Holdings of Vista Gold Australia

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Mineral Licenses	(Hectares)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
MLN 1070	3,982	Mining License Block	March 5, 1993	March 4, 2043	80 (due March 4)	N/A	May 4
MLN 1071	1,327	centered at	March 5, 1993	March 4, 2043	27 (due March 4)	N/A	May 4
MLN 1127	80	approximately	March 5, 1993	March 4, 2043	2 (due March 4)	N/A	May 4
MLN 31525	155	188555E, 435665N	September 4, 2017	September 3, 2042	3 (due September 4)	N/A	May 4
Subtotals	5,544				112	-

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Exploration Licenses	(Km2)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
EL 28321	198	Centered at approximately 806729E, 8429210N	May 3, 2011	May 2, 2019	12 (due May 2)	25	May 14
EL29882	556	Centered at approximately 189100E, 84520000N	September 16, 2013	September 15, 2019	36 (due September 16)	130	May 14
EL29886	595	Centered at approximately 200300E, 8452000N	September 16, 2013	September 15, 2019	41 (due September 16)	77	May 14
EL30898	187	Centered at approximately 176100E, 8428700N	May 3, 2016	May 2, 2022	3 (due May 2)	25	May 14
Subtotals	1,536				92	257

Totals A$					204	257
Totals US$ (exchange rate of A$1.00 = $0.71 on December 31, 2018					145	182

The surface land in the area of the contiguous MLs and ELs (excluding EL 28321) is freehold land owned by the JAAC.  Because the JAAC have title to the land, such land is not part of the lands classified by the government as indigenous lands, and as a result such lands are not subject to an Indigenous Land Use Agreement. Vista has a private agreement with the JAAC for access to the land.

Under the terms of our agreement with the JAAC, we must offer the JAAC the opportunity to establish a joint venture with Vista holding 90% and the JAAC holding a 10% participating interest in Mt Todd. In addition, the JAAC will be entitled to cash payments, or payment in kind, equal to 1% of the value of the annual gold production from the current MLs, and a 1% net smelter return royalty (“NSR”) on other metals, subject to a minimum payment of A$50 per year.

We are required annually to submit an MMP that details work to be done on the property.  We have received approval for all work done on the project to date and obtained approval for the EIS.  Further permitting will be required before mine development can start. The related permitting processes are relatively straight-forward and are not expected to impede to a material extent our exploration and future development plans.  Any future mining will require an approved closure plan and sufficient surety bonding to fund that closure.

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

Because the Mt Todd site was not reclaimed when the mine closed, the dumps and heap leach pad require ongoing care and maintenance, which we provide.  Precipitation on the waste dumps, low-grade ore stockpiles and scats have resulted in acid rock drainage which is managed through collection in retention ponds, storage, pH adjustment followed by the controlled release of treated water into the Edith River, in accordance with the Waste Discharge License (“WDL”).

History

The Batman gold prospect is located in the Pine Creek Geosyncline goldfield that was worked from early in the 20th century.  Gold and tin were discovered in the Mt Todd area in 1889.  Most deposits were worked in the period from 1902 to 1914.  A total of 7.80 tonnes of tin concentrate was obtained from cassiterite-bearing quartz-kaolin lodes at the Morris and Shamrock mines.  The Jones Brothers reef was the most extensively mined gold-bearing quartz vein, with a recorded production of 28.45 kg Au.  This reef consists of a steeply dipping ferruginous quartz lode within tightly folded greywackes.

The Yinberrie Wolfram field, discovered in 1913, is located 5 kilometers west of Mt Todd.  Tungsten, molybdenum and bismuth mineralization was discovered in greisenized aplite dykes and quartz veins in a small stock of the Cullen Batholith.  Recorded production from numerous shallow shafts is 163 tonnes of tungsten, 130 kg of molybdenite and a small quantity of bismuth.

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

The Arafura Mining Corporation, CRA Exploration, and Marriaz Pty Ltd all explored the Mt Todd area at different times between 1975 and 1983.  In late 1981, CRA Exploration conducted grid surveys, geological mapping and a 14 diamond drillhole program, with an aggregate meterage of 676.5 m, to test the gold content of Quigleys Reef over a strike length of 800 meters.  Following this program CRA Exploration did not proceed with further exploration.

During late 1986, Pacific Gold Mines NL (“Pacific”) undertook exploration in the area which resulted in small-scale open cut mining on the Quigleys and Golf reefs, and limited test mining at the Alpha, Bravo, Charlie and Delta pits.  Ore was transported to a CIP plant owned by Pacific at Moline.  This continued until December 1987.  Pacific ceased operations in the area in February 1988. having produced approximately 86,000 tonnes grading 4 g-Au/t (historic reported production, not NI 43-101 compliant).  Subsequent negotiations between the Mt Todd Joint Venture partners Shell Company of Australia (“Billiton”), Zapopan NL (“Zapopan”) and Pacific resulted in the acquisition of this ground and incorporation into the joint venture.

Billiton, who was the managing partner in an exploration program in the joint venture with Zapopan, discovered the Mt Todd mineralization, or more specifically the Batman deposit, in May 1988.  In 1992, Pegasus Gold Australia Pty. Ltd.

(“Pegasus”) acquired a share holding in Zapopan, following which Zapopoan acquired Billiton’s interest. Pegasus progressively increased their shareholding until they acquired full ownership of Zapopan in July 1995.

Feasibility studies (not NI 43-101 compliant) for Phase I, a heap leach operation which focused predominately on the oxide portion of the deposit, commenced during 1992 culminating in an engineering, procurement, construction management (“EPCM”) award to Minproc in November of that year.  The Phase I project was predicated upon a 4 million tonne per year (“Mtpy”) heap leach plant, which came on stream in late 1993.  The treatment rate was subsequently expanded to a rate of 6 Mtpy on in late 1994.

Historic production is shown in the table below:

Category	Historic Production Actual
Tonnes Leached (million)	13.2
Head Grade (g-Au/t)	0.96
Recovery (%)	53.8
Gold Recovered (oz)	220,755
Cost/t (AUD)	8.33
Cost/oz (AUD)	500
NOTE: All tonnages and grades are historic production numbers that pre-date Vista’s ownership. The QPs and issuer consider historic estimates to be relevant but not current.

Phase II involved expanding to 8 Mtpy and treatment through a flotation and carbon-in-leach (“CIL”) circuit.  The feasibility study was conducted by a joint venture between Bateman Kinhill and Kilborne (“BKK”) and was completed in June 1995.

The Pegasus board approved the project on August 17, 1995, and awarded an EPCM contract to BKK in October 1995.  Commissioning commenced in November 1996.  Final capital costs to complete the project were AUD232 million (USD181 million).

Design capacity was never achieved due to inadequacies in the  3rd and 4th stages of the crushing circuit.  A throughput rate of just under 7 Mtpy was achieved by mid-1997; however, problems with the flotation circuit which resulted in reduced recoveries necessitated closure of this circuit.  Subsequently, high reagent consumption, as a result of cyanide soluble copper minerals, further hindered efforts to reach design production.  Operating costs were above those predicted in the feasibility study. The spot price of gold deteriorated from above USD400 in early 1996 to below USD300 per ounce at the end of 1997.  Underperformance of the project and higher operating costs led to the mine being closed and placed on care and maintenance on November 14, 1997.

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

In March 2006, Vista acquired the concession rights from the Deed Administrators, surface rights from the JAAC and entered in to a contract with the Government of the Northern Territory of Australia

Geological Setting, Mineralization, and Deposit Type

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

Exploration Licenses

Since acquiring the Mt Todd ELs, Vista has conducted an ongoing exploration program that includes prospecting, geologic mapping, rock and soil sampling, geophysical surveys and exploration drilling.  Equipment and personnel were mobilized from the site or from an exploration base camp established in the central part of the ELs.  The work was conducted by geologists and field technicians.

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

The Wandie target has a different magnetic signature. Field examination identified small scale pits on an iron-rich outcropping.

There are no reportable resources and reserves on the ELs.  No data from the ELs are used in the development of the PFS results.

Exploration Sampling summary:

Year	Soils	Rock Chips
2008	0	164
2009	0	45
2010	3,135	224
2011	1,925	79
2012	2,312	295
2013	572	51
2014	2601	143
2015	841	53
2016	241	27
2017	1098	78
2018	231	133
Total Samples	10,729	1,082

Exploration Potential for MLs

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

Between the fourth quarter of 2012 and the end of the first quarter of 2017, the Vista exploration program at the Batman deposit consisted of 22 diamond core drillholes containing 12,530 meters that targeted both infill definitional drilling and step-out drilling.

Drillholes added for resource update:

Drillhole ID	Northing m (MGA94 z53)	Easting m (MGA94 z53)	Elevation (masl)	Bearing (°)	Dip (°)	Total Depth (m)	Drillhole Type
VB12-015	8434901.6	187446.7	144.4	268	-55	745.85	Diamond
VB12-016	8434703.6	187262.7	147.3	267	-61	713.5	Diamond
VB12-017	8435349.1	187391.2	150.8	277	-61	833.28	Diamond
VB12-018	8434849.2	187429.9	144.7	270	-56	177	Diamond
VB12-019	8434846.9	187429.4	144.8	269	-61	731.8	Diamond
VB12-020	8435852.4	187359.6	167.3	272	-67	611.9	Diamond
VB12-021	8435954.0	187378.8	149.9	271	-65	602.9	Diamond
VB12-022	8434453.4	187179.3	153.3	269	-57	647.9	Diamond
VB12-023	8435801.3	187371.0	161.3	265	-60	650.88	Diamond
VB12-024	8434482.1	187094.7	149.8	266	-58	460.14	Diamond
VB12-025	8435656.2	187344.7	158.6	261	-60	650.63	Diamond
VB12-026	8434393.4	187066.8	144.8	270	-59	378.9	Diamond
VB12-027	8435717.0	187259.7	169.8	291	-54	434.75	Diamond
VB15-001	8434480	187431	147	268.3	-75.812	455.5	Diamond
VB15-001W1	8434480	187431	147	268.3	-75.812	831.8	Diamond
VB15-001W2	8434480	187431	147	268.3	-75.812	746	Diamond
VB15-002	8434703	187277	147.268	266.07	-76.19	446.3	Diamond
VB15-002W1	8434703	187277	147.268	266.07	-76.19	705	Diamond
VB16-002*	8434849	187195	134.84	328.6	-64	485.7	Diamond
VB17-001*	8435292	187094	161.5	184.6	-55	166.6	Diamond
VB17-002*	8434848	187194	134.84	330.6	-64	485	Diamond
VB17-003*	8435290	187091	161.5	188.2	-55	568.9	Diamond
VB018-001*	8434999	187418	150	277	-42	586.5	Diamond
VB018-002*	8435184	187290	145	260	-60	409.7	Diamond
VB018-003*	8435184	187289	145	275	-57	394.9	Diamond

QD018-001	8438220	189508	173	107	-63	128.2	Diamond
QD018-002	8438121	189468	168	33	-76	188.1	Diamond
QD018-003	8438159	189528	162	51	-56	110	Diamond
QD018-004	8438159	189528	162	94	-56	99.5	Diamond
QD018-005	8438054	189547	145	63	-63	137.5	Diamond
GE18-001	8455417	200336	194	220	-60	51.2	Diamond
WD018-001	8456760	190220	147	227.3	-50	279.5	Diamond
WD018-002	8456640	190275	148	224	-50	291.4	Diamond

*Used for metallurgical testing. Not used in the mineral resource estimate.

Sampling, Analysis and Data Verification

The sampling method and approach for drillholes completed between 2012 and 2018 has remained consistent. The drill core, upon removal from the core barrel, is placed into plastic core boxes.  The plastic core boxes are transported to the sample preparation building where the core is marked, geologically logged, geotechnically logged, photographed, and cut into halves.  One-half is placed into sample bags as nominal one-meter sample lengths, and the other half retained for future reference.  The only exception to this is when a portion of the remaining core has been flagged for use in the ongoing metallurgical testwork.

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

•

Geologic logging was then done by a member of the geologic staff.  Assay intervals were selected at that time and a cut line marked on the core.  The standard sample interval was one-m, with a minimum of 0.4 meters and a maximum of 1.4 meters;

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

The following laboratories have been used for lab preparation, analyses, and check assays:

Assay and Preparation Laboratories

Laboratory	Address	Purpose	Abbreviation	Certifications
ALS | Minerals	31 Denninup Way Malaga, WA 6090	Main assay analyses	ALS	ISO:9001:2008 and ISO 17025 Certified
ALS | Minerals	13 Price St Alice Springs, NT 0870	Sample Preparation	ALS Alice Springs	ISO 9001:2008 and ISO 17025 Certified
Genalysis Laboratory Services (Intertek Group)	15 Davison St Maddington, WA 6109	Check Analyses	Genalysis	Unable to verify
North Australian Laboratories Pty Ltd (“NAL”)	MLN 792 Eleanor Rd Pine Creek, NT 0847	Alternative assay analyses	NAL	ISO 17025 Certified
NT Environmental Laboratories (Intertek Group)	3407 Export Dr Berrimah, NT 0828	Check Analyses	NTEL	ISO 17025

Prior to the 2011 drilling campaign, the majority of samples were transported first to ALS in Alice Springs, NT for sample preparation.  After preparation, samples were then forwarded on to ALS in Malaga, Western Australia for assay analyses.  One in every 20 pulp or reject was sent from ALS in Alice Springs to Northern Australian Laboratories (NAL), Vista was notified by email which samples were sent to NAL.  For the 2011-2012 drilling campaign samples for assay were sent to NAL lab in Pine Creek, NT.  Check assays on one in every 20 pulps or rejects were completed by NT Environmental Laboratories. Following completion of assay results, all pulps and reject material was shipped back to the Project site and stored.

Vista is completely independent of any analytical testing entity, other than they have engaged said entities as a customer.

Sample Security

NAL is the primary laboratory we use for analysis of drill core assays. The NAL laboratory is located in the town of Pine Creek, approximately 50 kilometers distant by road from the project site.  Samples were picked up and transported by NAL employees.

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

Statistical analyses of the various drilling populations and quality assurance/quality control (QA/QC) samples have neither identified nor highlighted any reasons to not accept the data as representative of the tenor and grade of the mineralization estimated at the Batman deposit.

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

Batman reserves are reported using a 0.40 cut- off grade and a $1,250 per ounce gold price. Unit costs used: $1.90/tonne mined, milling cost $7.80/tonne processed, tailings cost $0.90 per tonne processed, G&A cost $0.46/tonne processed, water treatment $0.10/tonne processed,1% gross royalty. Ore processing at 50,000 TPD, 355 Days/Yr., for a total of 17,750,000 TPY. Au recovery: sulfide 85%, transition 80%, oxide 80%.  Because all of the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.

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

Batman reserves are reported using a 0.40 cut- off grade and a $1,250 per ounce gold price. Unit costs used: $2.16/tonne mined, milling cost $8.65/tonne processed, tailings cost $0.90 per tonne processed, G&A cost $0.77/tonne processed, water treatment $0.10/tonne processed, 1% gross royalty. Ore processing at 33,000 TPD, 355 Days/Yr.,for a total of 11,715,000 TPY. Au recovery: sulfide 85%, transition 80%, oxide 80%.  Because all of the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.

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

(Remainder of page intentionally left blank)

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

The Base Case and the Alternate Case use substantially the same sized equipment, however, the Alternate Case requires fewer units.

Mineral Processing

The flowsheet consists of primary crushing, closed circuit secondary crushing, closed circuit tertiary crushing using HPGR crushers, ore sorting, two-stage grinding, cyclone classification, pre-leach thickening, leach and adsorption, elution electrowinning and smelting, carbon regeneration, tailings detoxification and disposal to conventional tailings storage facility (“TSF”).  The flowsheet for the Base Case is illustrated below.

The flowsheet for the Alternate Case is based on the same configuration, but with proportionally smaller scale equipment and fewer sorters and tanks.

Metallurgical Testing

Our metallurgical test work programs have confirmed: (1) ore hardness estimates at the Batman deposit are consistent throughout the deposit and do not change at depth; (2) the selection of HPGR crusher technology as part of the comminution circuit; (3) the selection of automated ore sorting technology to eliminate low-grade material after crushing and prior to grinding; (4) estimated gold recovery rates based on optimized grind size and leach conditions; and (5) the processing of material from the historic heap leach pad at the end of the proposed mine life.

The test work results collated from the 2011 and 2012 testing campaigns and additional metallurgical and process test work conducted in 2016, 2017 and 2018, together with the process design criteria, were used to develop the process flow sheet and mass balance.

Ore Hardness

Bond ball mill work indices (“BWi”) were determined at a grind size of P80 of 100 mesh for the various products, namely HPGR crusher, ore-sorting, composite samples and waste material.

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

HPGR Crusher Selection

The proposed Base Case comminution circuit incorporates the use of a large gyratory crusher and two large cone crushers for the primary and secondary stages, respectively, and contemplates the use of two HPGR crushers as the third-stage of the crushing circuit.

The test work also assessed the difference in power requirements between a primary/SAG/ball mill circuit, a conventional 3-stage crush/ball mill circuit, and a 3-stage HPGR crush/ball mill circuit (with 3rd stage HPGR crushing and 2-stage grinding) to generate a P80 passing 60 μm product.

This test work also confirms our prior test work and supports our comminution circuit design.  The use of HPGR crushers is anticipated to (a) produce a product that can be ground more efficiently (lower BWi); and (b) reduce energy requirements when compared to a SAG mill design.

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

On a material mass basis, the combined XRT and laser sorting tests confirmed the Company’s expectation that it can reject approximately 10% of the run-of-mine feed as waste (test results range from 6.8% to 11.0%).  The average grade of the rejected material is estimated to be 0.12 g Au/t (results range from 0.06 g Au/t to 0.23 g Au/t) compared to the mine cut-off grade of 0.4 g Au/t, resulting in a gold loss from the rejected waste of approximately 1.3%.  The improvement in mill feed grade is expected to be approximately 8%, resulting in run-of-mine average mill feed grade of 0.91 g Au/t compared to the life-of-mine reserve grade of 0.84 g Au/t.  We now expect total costs for grinding, leaching and tailings handling, which are dependent on the volume of material processed, to be approximately 10% less than previously estimated.

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

Our recovery plant design utilizing a conventional, industry-proven, CIP circuit remains unchanged. See also ‘2018 Program Results’ below.

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

We subsequently submitted two heap leach variability composites and two drill hole composites from the leach pad for CIP cyanidation leach test work.  The samples were ground to the size of P80 of 90 μm and pre-treated with lime and 100 g/t of lead nitrate to suppress copper leaching.  The material was then leached for 24 hours.  These results support recovery rates of 71.5% for this material when processed through the CIP plant.

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

•	a paved road to site;
•	current electrical connection to the NT electric grid; and
•	reduced earthworks costs due to the process plant location being the same as the previous process plant, which has already been cleared and graded.

Other benefits of Mt Todd’s NT location include:

•	the Stuart highway – the main North / South highway in the NT is less than 15 kilometers from the project site;
•	rail line parallel to the Stuart highway; and
•	the regional center of Katherine (population approximately 12,000) less than 60 kilometers from site and the NT capital of Darwin less than 300 kilometers from the project site, which has port access.

The area has both historic and current mining activity and therefore a portion of the skilled workforce will be sourced locally.  In addition, Katherine offers the necessary support functions that are found in a medium-sized city with regard to supplies, accommodations, communications, etc.

Planned infrastructure for the site includes the following:

•	Ammonium Nitrate and Fuel Oil (ANFO) Facility;
•	Mine Support Facilities (Heavy Vehicle (HV) Workshop, Lube Farm, Washdown and Tire Change, Warehouse, Fuel Farm, Mining Offices, Core Storage Facility);
•	Heap Leach Facility;
•	Small Accommodation Camp for occasional contractor use;
•	Water Treatment Plant (WTP);
•	Power Supply;
•	Pit Dewatering;
•	Mine Services;
•	Communications;
•	Gatehouse; and
•	Expanded existing and additional TSF.

Permitting

During September 2014, the EIS was approved. In its Assessment Report, the NTEPA advised that it had assessed the environmental impacts of Vista’s development plans for Mt Todd and concluded that it can proceed, subject to a number of recommendations which are outlined in the Assessment Report. The NTEPA Assessment Report includes 28 recommendations which are to be addressed as part of the MMP.

The approval of the EIS resulted in the requirement to obtain an authorization of a controlled activity as required under the EPBC as it relates to the Gouldian Finch. The EPBC authorization was submitted for approval to the Australian Commonwealth Department of Environment and Energy during December 2015 and the authorization was granted in January 2018.

In November 2018, we applied for the MMP permit,  the operating permit that sets out how mine operating strategy will be implemented throughout the mine life in compliance with the EIS and Australian Environmental Protection and Biodiversity Conservation Act of 1999 (“EPBC”) requirements.

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

The Jawoyn people have been consulted with and involved in the planning of the project.  Areas of aboriginal significance have been designated, and the mine plan has avoided development in these restricted works areas

Water Treatment

We have a WDL from the NT Government that authorizes the release of treated water from the Mt Todd site during the wet season in accordance with higher environmental protection standards. We operate in compliance with the standards. We will have to dewater substantially the entire pit before mining operations can be started.

2018 Program Results

In January 2018, we announced that the “authorization of a controlled activity” at Mt Todd, as required under the EPBC, as it relates to the Gouldian Finch, had been approved by the Australian Commonwealth Department of Environment and Energy. With this authorization, Vista has all the major environmental approvals necessary to allow development of Mt Todd.

During 2018, we completed four additional PQ core holes designed to extract approximately 6 tonnes of higher-grade material from the Batman pit, for the completion of two additional 2.5 tonne bulk HPGR crushing, XRT and laser sorting tests using the same equipment as previous test work; and a single 1 tonne sample for completing an HPGR test with a competing HPGR manufacturer. The two 2.5 tonne tests were conducted to confirm the efficiency of sorting higher-grade ores. We are completing additional feasibility-study-level grinding tests with the manufacturers of the secondary grinding mills in order to obtain material for ongoing metallurgical studies and specific operating data for future design and evaluation work. Similar tests on low-grade samples were conducted earlier this year with Glencore, who manufacture the ISAMill referenced in the PFS, and with FLSmidth, who produce a competing mill known as a Vertimill. We have also completed additional testing with an impeller manufacturer in order to optimize the design of the leach tanks to achieve the lowest possible electrical power consumption at designed slurry densities.

In August 2018, we announced the results of tests of the second stage grinding circuit undertaken, under the direction of Resource Development Inc. These tests suggest that the Mt Todd ore can be efficiently ground to a finer final product size with lower power consumption than estimated in the PFS. Leaching the finer final product size material has again confirmed higher recoveries at finer grind sizes. Based on these initial results, we are now undertaking additional testing to: confirm results over a broad range of feed grades; justify design changes; and support an update of the project economics. We believe that the results of these ongoing grinding and leaching tests indicate that gold recoveries exceeding 90% may be achieved for the Mt Todd gold project, as compared to 86.4% assumed in our January 2018 PFS. Analysis indicates that each 1% improvement in gold recoveries could add approximately 0.5% to Mt Todd’s after-tax IRR, and approximately $25 million to after-tax NPV5%.

2019 Plans

Our 2019 plans include completion of the metallurgical program started in 2018.  Specifically, completion of additional grinding studies, two-stage leach recoveries, and rheology studies. Upon completion of the confirmation metallurgical test work, Vista intends to update the January 24, 2018 PFS by incorporating the metallurgical test program results.  The areas of the PFS that will likely be most impacted include higher gold recoveries due to the introduction of a constant tail and lower process plant operating costs with regard to power consumption, reagents, and media.

Mt Todd is without known mineral reserves under SEC Industry Guide 7 and the project remains exploratory in nature.

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

In October 2018, the Company agreed to extend the due date for the second $1,500 option payment for the GdlR Project by six months to April 23, 2019. As consideration for the deferral, the Company received an additional $150 in cash, $50 of which was paid to Vista on October 24, 2018 and $100 of which was paid on January 23, 2019. In addition, Minera Alamos agreed to pay interest at a rate of 1.5% per month on the unpaid balance of the $1,500 payment beginning January 24, 2019.

Guadalupe de los Reyes is without known mineral reserves under SEC Industry Guide 7 and the Company does not consider it a material mineral property at the time of this report.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal year ended December 31, 2018, we had no properties in the United States and were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Shares

The common shares of Vista Gold are listed on the NYSE American. The following table sets out the reported high and low sale prices on the NYSE American for the periods indicated as reported by the exchange.

	NYSE MKT
	High	Low
2017
1st quarter	$1.24	$0.90
2nd quarter	1.11	0.81
3rd quarter	0.92	0.63
4th quarter	0.83	0.60
2018
1st quarter	0.87	0.69
2nd quarter	0.78	0.66
3rd quarter	0.72	0.45
4th quarter	0.60	0.37
2019
1st quarter (through February 6, 2018)	0.70	0.54

On February 6, 2018, the last reported sale price of the common shares of Vista on the NYSE American was $0.69, there were 100,268,161 Common Shares issued and outstanding, and we had approximately 256 registered shareholders of record.

Dividends

We have never paid cash dividends. The declaration and payment of future dividends, if any, will be determined by our board of directors (our “Board”) and will depend on our earnings, financial condition, future cash requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information relating to the Company’s equity compensation plans as at December 31, 2018.  The Corporation’s equity compensation plans as of December 31, 2018 were the Stock Option Plan and the Long-Term Incentive Plan (“LTIP”). Equity compensation under these plans has been granted to directors, officers, employees and consultants of the Company.

Plan Category	Number of securities to be issued upon exercise/conversion of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future grants under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	2,321,819	0.40	7,704,997
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	2,321,819	0.40	7,704,997

As of December 31, 2018,  1,002,670 restricted stock units (“RSUs”) are outstanding under the LTIP and 1,319,149 options are outstanding under the Stock Option Plan to acquire an aggregate of 2,321,819 Common Shares.

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
(v)	deals at arm’s length with and is not affiliated with Vista,
(vi)	does not and is not deemed to use or hold any Common Shares in a business carried on in Canada, and
(vii)	is not an insurer that carries on business in Canada and elsewhere

(each such holder, a “U.S. Resident Holder”).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) are generally not themselves entitled to the benefits of the Convention. However, members of or holders of an interest in such entities that hold Common Shares may be entitled to the benefits of the Convention for income denied through such entities. Such members or holders should consult their own tax advisors in this regard.

Generally, a holder’s Common Shares will be considered to be capital property of the holder provided that the holder is not a trader or dealer in securities, did not acquire, hold or dispose of the Common Shares in one or more transactions considered to be an adventure or concern in the nature of trade and does not hold the Common Shares as inventory in the course of carrying on a business.

Generally, a holder’s Common Shares will not be “taxable Canadian property” of the holder at a particular time at which the Common Shares are listed on a “designated stock exchange” (which currently includes the TSX and NYSE American) unless both of the following conditions are met at any time during the 60 month period ending at the particular time:

(i)

the holder, persons with whom the holder does not deal at arm’s length, or any partnership in which the holder or persons with whom the holder did not deal at arm’s length holds a membership interest directly or indirectly through one or more partnerships, alone or in any combination, owned 25% or more of the issued shares of any class of the capital stock of Vista; and

(ii)

more than 50% of the fair market value of the Common Shares was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as defined in the Canadian Tax Act), or options in respect of or interests in such properties.

In certain other circumstances, a Common Share may be deemed to be “taxable Canadian property” for purposes of the Canadian Tax Act.

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

A U.S. Resident Holder to whom Vista pays or is deemed to pay a dividend on the holder’s Common Shares will be subject to Canadian withholding tax, and Vista will be required to withhold the tax from the dividend and remit it to the CRA for the holder’s account.  The rate of withholding tax under the Canadian Tax Act is 25% of the gross amount of the dividend (subject to reduction under the provisions of an applicable tax treaty). Under the Convention, a U.S. Resident Holder who beneficially owns the dividend will generally be subject to Canadian withholding tax at the rate of 15% (or 5%, if the U.S. Resident Holder who beneficially owns the dividend is a company that is not fiscally transparent and which owns at least 10% of the voting stock of Vista) of the gross amount of the dividend.

Certain United States Federal Income Tax Considerations for U.S. Residents

There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of Common Shares or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our Common Shares or other securities, in particular, the tax consequences of the Company likely being a PFIC within the meaning of Section 1297 of the United States Internal Revenue Code.  See the section “Item 1A. – Risk Factors - The Company is likely a PFIC, which will likely have adverse U.S. federal income tax consequences for U.S. shareholders” above.

(Remainder of page intentionally left blank)

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

Except as set forth below, during the quarter ended December 31, 2018, neither Vista nor any affiliate of Vista repurchased Common Shares registered under Section 12 of the Exchange Act.

Period	(a) Total Number of Options Purchased	(b) Average Price Paid Per Option	(c) Total number of options purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of options that may yet be purchased under the plans or programs
October 1- October 31	0	0	0	0
November 1 – November 31	0	0	0	0
December 1 – December 31	502,500(1)	$0.12	0	0

(1)In July 2018, the Company amended certain 2013 stock option agreements, expiring December 30, 2018 subject to the potential for a temporary extension under the terms of the Plan, for seven executives and directors (the “Option Amendment”). The amendment provided each grantee the opportunity to receive a cash buyout of certain vested, unexercised 2013 options in lieu of exercising the option to purchase shares. This cash buyout was based on the intrinsic value of each option at the time of the buyout as determined by the Company’s Compensation Committee prior to the buyout. In December 2018, all 502,500 of the options under the Option Amendment were settled with cash buyouts totaling $61, representing an average price per the underlying shares of $0.12, and the related options were cancelled by the Company.  The buy back was approved by the Company’s Board of Diectors and Compensation Committee and was funded through cash on hand from the Company’s available surplus. Other than these private transactions, the Company’s Board of Directors has not authorized any stock repurchase program or plan and the Company has no current plans of making any open-market purchases of its common shares or other repurchases of equity securities.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended December 31, 2018 and 2017, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K.  See section heading “Note Regarding Forward-Looking Statements” above.

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

Results from Operations

Summary

Through 2018, we continued to improve the economics of the Mt Todd gold project at a relatively low cost. In August 2018, we announced the results of tests of the second stage grinding circuit undertaken, under the direction of Resource Development Inc. These tests suggest that the Mt Todd ore can be efficiently ground to a finer final product size with lower power consumption than estimated in the PFS. Leaching the finer final product size material has again confirmed higher recoveries at finer grind sizes. Based on these initial results, we are now undertaking additional testing to: confirm results over a broad range of feed grades; justify design changes; and support an update of the project economics. We believe that the results of these ongoing grinding and leaching tests indicate that gold recoveries exceeding 90% may be achieved for the Mt Todd gold project, as compared to 86.4% assumed in our January 2018 PFS. Analysis indicates that each 1% improvement in gold recoveries could add approximately 0.5% to Mt Todd’s after-tax IRR, and approximately $25 million to after-tax NPV5%.

Consolidated net loss for the year ended December 31, 2018 was $8,714 or $0.09 per basic share. Consolidated net loss for the year ended December 31, 2017 was $12,035 or $0.12 per basic share. The principal components of our 2018 net loss and these year-over-year changes are discussed below.

The Company has $13,198 of working capital and no debt.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs, including fixed cash costs, cash discretionary programs, and non-cash stock-based compensation, were $4,803 and $6,931 during the years ended December 31, 2018 and 2017, respectively. These costs are predominantly associated with Mt Todd and are comprised of fixed costs and discretionary costs. For the years ended December 31, 2018 and 2017, our fixed costs (which include cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) trended approximately 10% higher in 2018 compared to 2017 as baseline monitoring activities have been introduced as part of our compliance with the terms of the permit granted under the Australian Environmental Protection and Biodiversity Conservation Act of 1999 (“EPBC”) in January 2018.  In addition, we have added site employees to complement site environmental, maintenance and exploration activities. We expect 2019 fixed costs to remain substantially unchanged from 2018 fixed costs.

Mt Todd 2018 discretionary programs totaled approximately $1,200, principally for additional ore sorting testing and drilling programs at Quigleys and on the ELs. This is significantly lower than the 2017 discretionary programs which totaled approximately $3,500. The 2017 discretionary programs included large-scale ore sorting tests with subsequent metallurgical and grinding studies, and substantial completion of the 2018 PFS update. Currently planned discretionary programs total approximately $425 and include completion of the metallurgical programs started in 2018 and an update to January 24th, 2018 PFS.

Included in the 2018 and 2017 exploration, property evaluation and holding costs is non-cash stock-based compensation of $249 and $260 respectively.

Corporate administration

Corporate administration costs were $4,072 and $3,527 during the years ended December 31, 2018 and 2017, respectively. Higher 2018 investor relations, regulatory and compensation costs were incurred as a result of the completion of the Mt Todd PFS update. In addition, insurance coverage was increased in 2018, resulting in higher 2018 insurance costs.  We expect 2019 costs to trend approximately 5% to 10% lower than 2018 costs.

Included in the 2018 and 2017 corporate administration costs is non-cash stock-based compensation of $733 and $614 respectively.

Depreciation

Depreciation costs were $983 and $655 during the years ended December 31, 2018 and 2017, respectively. Depreciation in 2018 includes $695 to adjust the net book value of plant and equipment to account for the cumulative effect of immaterial calculation differences in prior years.

Impairment of Used Mill Equipment

The Company’s efforts to sell its used mill equipment over the past several years have been unsuccessful.  As of December 31, 2018, there are no prospects for an imminent sale of this equipment, and the market conditions conducive to such a sale are not expected to improve in the near future.  Based on an independent valuation by a qualified third party, and allowing for selling commissions and costs, the Company has recorded a Level 3 impairment charge of $1,000, which has been included in our Consolidated Statements of Income/(Loss) for the year ended December 31, 2018. There was no similar charge for the year ended December 31, 2017.

Gain on disposal of mineral property

Long Valley claims

During the first quarter of 2017, we sold our Long Valley unpatented mining claims located in California for consideration, net of transaction costs, of $358 which was paid at closing; a future payment of $500 one month after the start of commercial production; a future payment of $500 on or prior to the first anniversary of the start of commercial production; and a net smelter return royalty (“NSR”) on any future production from said claims at a variable rate between 0.5% and 2.0%, depending on the average gold price realized. This sale resulted in a realized gain of $358.

Non-operating income and expenses

Gain/(loss) on Other Investments

Gain/(loss) on other investments was $1,716 and $(1,248)  for the years ended December 31, 2018 and 2017, respectively.  These amounts are the result of changes in fair value of our Midas Gold Shares. There were no share sales during the years ended December 31, 2018 and 2017.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $8,567 and $8,801 for the years ended December 31, 2018 and 2017, respectively.  Although exploration, property evaluation and holding costs (including discretionary programs) and corporate administration costs, in total, were approximately $1,583 lower in 2018 than in 2017, as discussed in “Results from Operations” above, a total of approximately $1,186 was used in 2018 to reduce accounts payable and accrued liabilities that resulted from relatively high discretionary program activity, including completion of the PFS update in late in 2017.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2018 was primarily due to the redemption of short-term investments comprised of U.S. Government Treasury bills and notes, net of purchases, of $8,147.

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

Financing Activities

Net cash of $122 for 2018 was utilized for the payment of certain employee withholding tax obligations in lieu of the issuance of common shares and $86 was received from exercised stock options.

Net cash of $264 for 2017 was utilized for the payment of certain employee withholding tax obligations in lieu of the issuance of common shares.

Liquidity and Capital Resources

Our cash and short-term investments as of December 31, 2018 decreased to $8,068  from $16,575 at December 31, 2017 due mainly to operating activities as discussed above. Our net working capital decreased to $13,198 as at December 31, 2018 from $19,057 at December 31, 2017 due mainly to the decrease in cash and short-term investments to fund operating activities, partially offset by an increase in the market value of our Midas Gold Shares.

We believe that our existing working capital, together with potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned fixed costs and discretionary programs into 2020.

Potential future sources of non-dilutive financing include the sale of non-core assets such as our used mill equipment and future option payments for the Guadalupe de los Reyes gold/silver project; and, depending on market conditions, the sale of some or all of our Midas Gold Shares.

In addition to the potential for non-dilutive financing, during November 2017, the Company entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide additional balance sheet flexibility at a low cost. Under the ATM Agreement the Company may, but is not obligated to, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10,000 (the “ATM Program”).  The ATM Agreement will remain in full force and effect until the earlier of August 31, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein. Offers or sales of common shares under the ATM Program will be made only in the United States and no offers or sales of common shares under the Agreement will be made in Canada. The common stock will be distributed at-the-market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary during the period of distribution. The ATM Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 2.0% of the gross sales price per share of common stock sold.  The Company reimbursed certain legal expenses of Wainwright totaling $50 and incurred additional accounting, legal, and regulatory costs of approximately $156 in connection with establishing the ATM Program.  Such costs were expensed as incurred during 2017.  At December 31, 2018 no offers or sales had been made under the ATM Program.

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

	Fair value at December 31, 2018
	Total	Level 1	Level 3
Marketable securities	$—	$—	$—
Other investments (Midas Gold Shares)	5,462	5,462	—
Used mill equipment (non-recurring)	5,500	—	5,500

	Fair value at December 31, 2017
	Total	Level 1	Level 3
Marketable securities	$90	$90	$—
Other investments (Midas Gold Shares)	3,746	3,746	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Consolidated Balance Sheets for each period presented.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2018 and 2017 was based on an independent third-party valuation. The mill equipment is included in plant and equipment on the Consolidated Balance Sheets for each period presented.

There were no transfers between levels nor were there any changes in valuation techniques in 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Contractual Obligations

We have no material contractual obligations as of December 31, 2018.

Summary of Quarterly Results

	4th quarter	3rd quarter	2nd quarter	1st quarter
2018
Revenue	$—	$—	$—	$—
Net income/(loss)	(3,781)	(2,062)	(1,923)	(948)
Basic income/(loss) per share	(0.04)	(0.02)	(0.02)	(0.01)
2017
Revenue	—	—	—	—
Net income/(loss)	(3,851)	(2,655)	(2,682)	(2,847)
Basic income/(loss) per share	(0.03)	(0.03)	(0.03)	(0.03)

Critical Accounting Policies and Recent Accounting Pronouncements

Critical accounting policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Vista Gold Corp. and more-than-50%-owned subsidiaries that it controls. All significant intercompany balances and transactions have been eliminated. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and government securities with original maturities of three months or less when purchased.  Because of the short maturity of these investments, the carrying amounts approximate their fair values.

Foreign Currency Transactions

Our functional currency is the U.S. dollar. Foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date and any gains/(losses) resulting therefrom are recorded in other expense. For each of the years ended December 31, 2018 and 2017, we recorded insignificant net foreign currency gains/(losses).

Short-term Investments

Short-term investments consist of securities with original maturity dates greater than ninety days and less than one year. These securities are typically United States government treasury bills and/or notes. Short-term investments are recorded at amortized cost and are classified as debt securities held-to-maturity as the Company has the intention and ability to hold these instruments until their original maturity date at the time of purchase.

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

Stock-Based Compensation

Under our stock option and long-term equity incentive plans, stock incentive options, and until April 2018, restricted stock units could be granted to executives, employees, consultants and non-employee directors.  Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) as a component of exploration, property evaluation and holding costs and corporate administration, with a corresponding increase to Common shares in the Consolidated Balance Sheets. The fair values of the options are calculated using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the closing price of our common shares on the grant date. The expense is based on the fair values of the grant on the grant date and is recognized over the vesting period specified for each grant. Forfeitures for all stock-based compensation are recorded when incurred.

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

Our financial instruments include cash and cash equivalents, marketable securities, short-term investments, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, short-term investments, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market and included in Level 1 of the fair value hierarchy.   Our other investments, comprised of Midas Gold Shares, are accounted for using the fair value option based on quoted market prices in an active market and are included in Level 1 of the fair value hierarchy. The mill equipment is accounted for using a third-party valuation and is included in Level 3 of the fair value hierarchy.

Recent accounting pronouncements

Leases

In February 2016 the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for interim and annual periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into, after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Based upon our initial review, we expect to recognize additional operating liabilities of approximately $185 on adoption, with corresponding ROU assets of the same amount, based on the present value of the remaining lease payments.

Nonemployee Share-Based Payments

The FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07, supersedes the guidance for equity-based payments to nonemployees (Topic ASC 505-50). Under the new standard, an entity should treat equity-based payments to nonemployees the same as stock-based compensation to employees in most cases. The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Effective July 1, 2018, the Company adopted the new guidance. The Company performed an assessment of the standard and the impacts on the Company’s Consolidated Financial Statements and disclosures. Based on our analysis, adoption of the standard has not materially changed the Company’s expense recognition and disclosures.

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

Effective January 1, 2018, the Company adopted the new guidance modified retrospectively. The Company performed an assessment of the revised guidance and the impacts on the Company’s Consolidated Financial Statements and disclosures. We also evaluated the potential for future variable consideration from option payments, net smelter return royalties (“NSR”), and other production related payments, and determined that there is no impact to the Company’s current accounting. The Company determined that the adoption of this guidance will primarily impact the timing of revenue recognition on certain option agreements based on the Company’s determination of when control is transferred for accounting purposes. Based on the contracts outstanding as of December 31, 2017, there was no cumulative effect adjustment required to be recognized at January 1, 2018. Under the Company’s adoption approach, results for reporting periods beginning after January 1, 2018, will be presented in the Consolidated Financial Statements under the new guidance, while prior period amounts will not be adjusted and continue to be reported under the guidance in effect for those periods.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control Over Financial Reporting

The management of Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors (the “Board”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework in 2013. Based upon its assessment, management concluded that, at December 31, 2018, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting at December 31, 2018 has been audited by Plante &  Moran, PLLC, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Vista Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vista Gold Corp. (the “Company”) as of December 31, 2018, the related consolidated statements of income/(loss), comprehensive income/(loss), shareholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the Company’s internal control over financial reporting as of December 31, 2018, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated February 21, 2019, expresses an unqualified opinion.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Plante & Moran, PLLC

Denver, CO

February 21, 2019

We have served as the Company’s auditor since 2014.

Report of Independent Public Accounting Firm

To the Shareholders and Board of Directors of

Vista Gold Corp.

Littleton, CO 80127

OPINIONS ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. (the “Company”) as of December 31, 2017, and the related consolidated statement of income/(loss) and comprehensive income/ (loss), shareholders’ equity, and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

EKS&H LLLP

March 6, 2018

Denver, Colorado

VISTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	December 31,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$1,071	$1,431
Short-term investments (Note 3)	6,997	15,144
Other investments, at fair value (Note 3)	5,462	3,746
Other current assets	540	794
Total current assets	14,070	21,115

Non-current assets:
Mineral properties (Note 4)	2,421	2,471
Plant and equipment, net (Note 5)	5,635	7,555
Total non-current assets	8,056	10,026
Total assets	$22,126	$31,141

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$195	$830
Accrued liabilities and other	435	986
Provision for environmental liability	242	242
Total current liabilities	872	2,058
Total liabilities	872	2,058

Commitments and contingencies – (Note 8)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2018 - 100,268,161 and 2017 - 99,412,007 (Note 6)	456,938	456,053
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(435,684)	(426,968)
Total shareholders' equity	21,254	29,083
Total liabilities and shareholders' equity	$22,126	$31,141

Approved by the Board of Directors

/s/ Tracy A. Stevenson	/s/ John M. Clark
Tracy A. Stevenson	John M. Clark
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017
Operating expense:
Exploration, property evaluation and holding costs	$(4,803)	$(6,931)
Corporate administration	(4,072)	(3,527)
Depreciation and amortization	(983)	(655)
Write-down of plant and equipment (Note 5)	(1,000)	—
Gain on disposal of mineral properties, net (Note 4)	—	358
Total operating expense	(10,858)	(10,755)

Non-operating income/(expense):
(Loss)/gain on other investments (Note 3)	1,716	(1,248)
Interest income	368	111
Other income/(expense)	60	(143)
Total non-operating income/(expense)	2,144	(1,280)

Loss before income taxes	(8,714)	(12,035)
Net loss	$(8,714)	$(12,035)

Other comprehensive loss:
Unrealized fair value increase/ (decrease) on available-for-sale securities	—	(17)
Comprehensive loss	$(8,714)	$(12,052)

Basic:
Weighted average number of shares outstanding	99,738,461	98,627,255
Net loss per share	$(0.09)	$(0.12)

Diluted:
Weighted average number of shares outstanding	99,738,461	98,627,255
Net loss per share	$(0.09)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except share amounts)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders'
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2016	97,786,608	$455,443	$(414,933)	$15	$40,525

Shares issued (RSUs vested, net of shares withheld)	1,625,399	(264)	—	—	(264)
Stock-based compensation	—	874	—	—	874
Other comprehensive loss	—	—	—	(17)	(17)
Net loss	—	—	(12,035)	—	(12,035)
Balances at December 31, 2017	99,412,007	$456,053	$(426,968)	$(2)	$29,083

Cumulative adjustment related to Accounting Standard Update 2016-01	—	—	(2)	2	—
Adjusted balance at January 1, 2018	99,412,007	456,053	(426,970)	—	29,083

Shares issued (RSUs vested, net of shares withheld)	637,554	(122)	—		(122)
Shares issued (exercise of stock options)	218,600	86	—		86
Stock-based compensation	—	982	—		982
Option Amendment (Note 6)	—	(61)	—		(61)
Net loss	—	—	(8,714)		(8,714)
Balances at December 31, 2018	100,268,161	$456,938	$(435,684)	$—	$21,254

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Year ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss for the period	$(8,714)	$(12,035)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	983	655
Stock-based compensation	982	874
Gain on disposal of mineral property	—	(358)
Write-down of plant and equipment	1,000	—
(Gain)/loss on other investments	(1,716)	1,248
Change in working capital account items:
Other current assets	84	(160)
Provision for environmental liability	—	(108)
Accounts payable, accrued liabilities and other	(1,186)	1,083
Net cash used in operating activities	(8,567)	(8,801)
Cash flows from investing activities:
Proceeds from sales of marketable securities	170	—
Disposition of short-term investments, net of acquisitions	8,147	6,831
Additions to plant and equipment	(63)	—
Proceeds from option/sale agreements, net	50	1,761
Net cash provided by investing activities	8,304	8,592
Cash flows from financing activities:
Payment of taxes from withheld shares	(122)	(264)
Option Amendment	(61)	—
Proceeds from exercise of stock options	86	—
Net cash used in financing activities	(97)	(264)

Net decrease in cash and cash equivalents	(360)	(473)
Cash and cash equivalents, beginning of period	1,431	1,904
Cash and cash equivalents, end of period	$1,071	$1,431

Supplemental cash flow information – Note 10

The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Operations

Vista operates in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration, and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration.  We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd”) in the Northern Territory (“NT”) Australia. Mt Todd is the largest undeveloped gold project in Australia. In January 2018, the Company received authorization for the last major environmental permit and we announced the positive results of an updated preliminary feasibility study (the “PFS”) for Mt Todd. Subsequently, Vista has completed additional metallurgical testing, including ongoing fine grinding evaluations, which demonstrate further improvements in gold recovery. We also hold 7.8 million of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico and royalty interests in the United States and Indonesia.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share amounts and per warrant amounts unless specified otherwise. References to C$ refer to Canadian currency, AUD or A$ to Australian currency, and USD or $ to United States currency.

2. Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Vista and more-than-50%-owned subsidiaries that it controls. All significant intercompany balances and transactions have been eliminated. The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP.

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand and government securities with original maturities of three months or less when purchased.  Because of the short maturity of these investments, the carrying amounts approximate their fair values.

Foreign Currency Transactions

Our functional currency is the U.S. dollar. Foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date and any gains/(losses) resulting therefrom are recorded in other expense. For each of the years ended December 31, 2018 and 2017, we recorded insignificant net foreign currency gains/(losses).

Short-term Investments

Short-term investments consist of securities with original maturity dates greater than ninety days and less than one year. These securities are typically United States government treasury bills and/or notes. Short-term investments are recorded at amortized cost and are classified as debt securities held-to-maturity as the Company has the intention and ability to hold these instruments until their original maturity date at the time of purchase.

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

Stock-Based Compensation

Under our stock option and long-term equity incentive plans, stock incentive options, and until April 2018, restricted stock units could be granted to executives, employees, consultants and non-employee directors. Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) as a component of exploration, property evaluation and holding costs and corporate administration, with a corresponding increase to Common shares in the Consolidated Balance Sheets. The fair values of the options are calculated using the Black-Scholes option pricing model. The fair value of restricted stock units is based on the closing price of our common shares on the grant date. The expense is based on the fair values of the grant on the grant date and is recognized over the vesting period specified for each grant. Forfeitures for all stock-based compensation are recorded when incurred.

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

Our financial instruments include cash and cash equivalents, marketable securities, short-term investments, accounts payable and certain other current assets and liabilities.  Due to the short-term nature of our cash and cash equivalents, short-term investments, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value.  Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market and included in Level 1 of the fair value hierarchy.   Our other investments, comprised of Midas Gold Shares, are accounted for using the fair value option based on quoted market prices in an active market and are included in Level 1 of the fair value hierarchy. The mill equipment is accounted for using a third-party valuation and is included in Level 3 of the fair value hierarchy.

Recent accounting pronouncements

Leases

In February 2016 the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for interim and annual periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into, after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Based upon our initial review, we expect to recognize additional operating liabilities of approximately $185 on adoption, with corresponding ROU assets of the same amount, based on the present value of the remaining lease payments.

Nonemployee Share-Based Payments

The FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07, supersedes the guidance for equity-based payments to nonemployees (Topic ASC 505-50). Under the new standard, an entity should treat equity-based payments to nonemployees the same as stock-based compensation to employees in most cases. The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. Effective July 1, 2018, the Company adopted the new guidance. The Company performed an assessment of the standard and the impacts on the Company’s Consolidated Financial Statements and disclosures. Based on our analysis, adoption of the standard has not materially changed the Company’s expense recognition and disclosures.

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

Effective January 1, 2018, the Company adopted the new guidance modified retrospectively. The Company performed an assessment of the revised guidance and the impacts on the Company’s Consolidated Financial Statements and disclosures. We also evaluated the potential for future variable consideration from option payments, net smelter return royalties (“NSR”), and other production related payments, and determined that there is no impact to the Company’s current accounting. The Company determined that the adoption of this guidance will primarily impact the timing of revenue recognition on certain option agreements based on the Company’s determination of when control is transferred for accounting purposes. Based on the contracts outstanding as of December 31, 2017, there was no cumulative effect adjustment required to be recognized at January 1, 2018. Under the Company’s adoption approach, results for reporting periods beginning after January 1, 2018, will be presented in the Consolidated Financial Statements under the new guidance, while prior period amounts will not be adjusted and continue to be reported under the guidance in effect for those periods.

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

3. Other Investments

Short-term investments

As of December 31, 2018 and 2017, the amortized cost basis of our short-term investments was $6,997 and $15,144, respectively. The amortized cost basis approximates fair value at December 31, 2018 and 2017. Short-term investments at December 31, 2018 and 2017 are comprised of U.S. Government treasury bills and/or notes, all of which have maturity dates greater than 90 days but less than one year.

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

The following table summarizes our investment in Midas Gold Shares as at December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Fair value at beginning of period	$3,746	$4,994
Gain/(loss) during the period	1,716	(1,248)
Fair value at end of period	$5,462	$3,746

Midas Gold Shares held at the end of the period	7,802,615	7,802,615

4. Mineral Properties

	At December 31, 2018	At December 31, 2017
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	275	325
	$2,421	$2,471

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

In October 2018, the Company agreed to extend the due date for the second $1,500 option payment for the GdlR Project by six months to April 23, 2019. As consideration for the deferral, the Company received an additional $150 in cash, $50 of which was paid to Vista on October 24, 2018 and $100 of which Minera Alamos was paid on January 23, 2019. In addition, Minera Alamos agreed to pay interest at a rate of 1.5% per month on the unpaid balance of the $1,500 payment beginning January 24, 2019.

Long Valley

During 2017, we sold our Long Valley unpatented mining claims located in California for consideration, net of transaction costs, of $358 which was paid at closing; a future payment of $500 one month after the start of commercial production; a future payment of $500 on or prior to the first anniversary of the start of commercial production; and an NSR on any future production from said claims at a variable rate between 0.5% and 2.0% depending on the average gold price realized. This sale resulted in a realized gain of $358.

5. Plant and Equipment

	December 31, 2018			December 31, 2017
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,197	$5,062	$135	$5,646	$4,591	$1,055
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	5,500	—	5,500	6,500	—	6,500
	$11,030	$5,395	$5,635	$12,479	$4,924	$7,555

We continue to actively market the used mill equipment, however, we do not classify it as ‘held for sale’ on our Consolidated Balance Sheets as of December 31, 2018 or 2017 as we do not have reasonable assurance that the mill equipment will sell within 12 months.  We are not currently depreciating the used mill equipment as we continue to market it and it is not in use. The Company’s efforts to sell its used mill equipment over the past several years have been unsuccessful.  As of December 31, 2018, there are no prospects for an imminent sale of this equipment, and the market conditions conducive to such a sale are not expected to improve in the near future.  Based on an independent valuation by a qualified third party, and allowing for selling commissions and costs, the Company has recorded a Level 3 impairment charge of $1,000, which has been included in our Consolidated Statements of Income/(Loss) for the year ended December 31, 2018.

December 31, 2018 cost basis and accumulated depreciation totals have been adjusted for fully depreciated  assets which are no longer in use and have been removed from service. The Company recorded additional depreciation of $695 in 2018 to adjust the net book value of plant and equipment to account for the cumulative effect of immaterial calculation differences in prior years.

6. Common Shares

Share Issuances

During the years ended December 31, 2018 and 2017 we issued 856,154 and 1,625,399 common shares, respectively, in connection with the vesting of RSUs and/or stock option exercises.

Warrants

Outstanding warrants are summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2016	6,514,625	$1.92	2.6	$—
As of December 31, 2017	6,514,625	$1.92	1.6	$—
As of December 31, 2018	6,514,625	$1.92	0.6	$—

Stock-Based Compensation

Under the Company’s stock option plan (the “Plan”), we may grant options to purchase common shares of the Company (“Common Shares”) to our directors, officers, employees and consultants. The maximum number of our Common Shares that may be reserved for issuance under the Plan, together with RSUs currently outstanding under the Long-Term Incentive Plan (“LTIP”), is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any one time. Options under the Plan are granted from time to time at the discretion of the Board, with vesting periods and other terms as determined by the Board. Stock-based compensation expense for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Stock options	$320	$36
Restricted stock units	662	838
	$982	$874

Phantom units	23	—

As of December 31, 2018, stock options, RSUs, and phantom units had unrecognized compensation expense of $159, $210, and $117 respectively, which is expected to be recognized over a weighted average period of 1.1,  0.7, and 1.5 years, respectively.

Stock Options

A summary of option activity under the Plan as of December 31, 2018 and 2017 and changes during the period then ended is set forth in the following table:

		Weighted average	Weighted average	Aggregate
	Number of	exercise price	remaining	intrinsic
	options	per option	contractual term	value
Outstanding - December 31, 2016	1,544,500	1.05	1.79	$626
Expired	(400,000)	2.87		—
Outstanding - December 31, 2017	1,144,500	$0.42	1.15	$346
Granted	1,142,000	0.71
Exercised	(218,600)	0.39		36
Cancelled/Forfeited	(748,751)	0.36
Outstanding - December 31, 2018	1,319,149	$0.71	3.84	$1

Exercisable - December 31, 2018	559,480	$0.70	3.23	$1

A summary of our unvested stock options as of December 31, 2018 and 2017 and changes during the period then ended is set forth in the following table:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(Years)
Unvested - December 31, 2016	296,250	0.49	1.23
Vested	(50,000)	0.69
Unvested - December 31, 2017	246,250	$0.22	0.99
Granted	1,142,000	0.45
Cancelled/Forfeited	(246,250)	0.22
Vested	(382,331)	0.45
Unvested - December 31, 2018	759,669	$0.45	1.14

No stock options were granted for the year ended December 31, 2017. The fair value of stock options granted during the year ended December 31, 2018 to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

2018
Expected volatility	76.2%
Risk-free interest rate	2.7%
Expected life (years)	5
Dividend yield	0%
Forfeiture assumption	—%

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

Option Amendment

In July 2018, the Company amended certain 2013 stock option agreements, expiring December 30, 2018 subject to the potential for a temporary extension under the terms of the Plan, for seven executives and directors (the “Option Amendment”). The amendment provides each grantee the opportunity to receive a cash buyout of certain vested, unexercised 2013 options in lieu of exercising the option to purchase shares. This cash buyout is based on the intrinsic value of each option at the time of the buyout as determined by the Company’s Compensation Committee prior to the buyout. As a result of this modification, the Company accounted for these options as awards classified as liabilities. The options were previously accounted for as awards classified as equity. The Company recognized no additional compensation expense in the year ended December 31, 2018. In December 2018, all options under the Option Amendment were settled with cash buyouts totaling $61 and the related options were cancelled.

Restricted Stock Units

The following table summarizes the RSU activity under the LTIP as of December 31, 2018 and 2017 and changes during the years then ended:

		Weighted average
	Number	grant-date fair
	of RSUs	value per RSU
Unvested - December 31, 2016	2,668,387	$0.49
Cancelled/forfeited	(441,084)	0.34
Vested, net of shares withheld	(1,625,399)	0.38
Granted	966,003	0.82
Unvested - December 31, 2017	1,567,907	$0.85
Cancelled/forfeited	(246,683)	0.90
Vested, net of shares withheld	(637,554)	0.88
Granted	319,000	0.75
Unvested - December 31, 2018	1,002,670	$0.78

During the years ended December 31, 2018 and 2017, the Company withheld shares equivalent to the value of employee withholding tax obligations which resulted from RSUs vesting in the period.  Shares withheld are considered cancelled/forfeited.

Under the LTIP, a portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date. Other RSU awards vest subject to certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance. Of the unvested RSUs, approximately 26% could vest based on a fixed future date, approximately 29% and 45% could vest on performance and market criteria respectively.  The vesting period for all RSUs is at least one year. New RSUs will not be granted under the LTIP until the allocation of such awards is duly approved by the shareholders of the Company.

Phantom Units

		Weighted average
	Number of	remaining
	phantom units	contractual term
Unvested - December 31, 2017	—
Granted	265,000
Unvested - December 31, 2018	265,000	1.50

The Company granted a total of 265,000 phantom units to certain employees during the year ended December 31, 2018. The value of each unit is equal to the Company’s share price on the vesting date and is payable in cash. The phantom units vest on fixed future dates provided the recipient continues to be affiliated with Vista on those dates. Unrecognized compensation expense on these units is based on the Company’s stock price at year end. The Company accounts for these units as awards classified as liabilities with $23 included in current liabilities as of December 31, 2018. The Company recognized $23 of compensation expense for these options in the year ended December 31, 2018.

Weighted Average Common Shares

	At December 31,
	2018	2017
Basic common shares	99,738,461	98,627,255
Effect of dilutive stock-based awards	—	—
Diluted common shares	99,738,461	98,627,255

Stock options to purchase 1,319,149 common shares, unvested RSUs representing 1,002,670 common shares, and 6,514,625 warrants to purchase common shares were outstanding at December 31, 2018 but were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.

Stock options to purchase 1,144,500 common shares, unvested RSUs representing 1,567,907 common shares, and 6,514,625 warrants to purchase common shares were outstanding at December 31, 2017 but were not included in the computation of diluted weighted average common shares outstanding because their effect would have been anti-dilutive.

During November 2017, the Company entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, but is not obligated to, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10,000 (the “ATM Program”).  The ATM Agreement will remain in full force and effect until the earlier of August 31, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein. Offers or sales of common shares under the ATM Program will be made only in the United States and no offers or sales of common shares under the Agreement will be made in Canada. The common stock will be distributed at the market prices prevailing at the time of sale. As a result, prices of the common stock sold under the ATM Program may vary during the period of distribution. The ATM Agreement provides that Wainwright will be entitled to compensation for its services at a commission rate of 2.0% of the gross sales price per share of common stock sold.  The Company reimbursed certain legal expenses of Wainwright totaling $50 and incurred additional accounting, legal, and regulatory costs of approximately $156 in connection with establishing the ATM Program.  Such costs have been expensed as incurred during 2017.  At December 31, 2018 and December 31, 2017 no offers or sales had been made under the ATM Program.

7. Accumulated Other Comprehensive Income/(Loss)

		Accumulated
	Accumulated	other comprehensive
	other comprehensive	income/(loss),
	income/(loss)	net of tax
As of December 31, 2016	$15	$14
Other comprehensive gain due to change in fair market value of marketable securities during period	(17)	(14)
As of December 31, 2017	$(2)	$—
Cumulative adjustment related to Accounting Standard Update 2016-01	2
As of January 1, 2018	$—	$—
As of December 31, 2018	$—	$—

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

	Fair value at December 31, 2018
	Total	Level 1	Level 3
Marketable securities	$—	$—	$—
Other investments (Midas Gold Shares)	5,462	5,462	—
Used mill equipment (non-recurring)	5,500	—	5,500

	Fair value at December 31, 2017
	Total	Level 1	Level 3
Marketable securities	$90	$90	$—
Other investments (Midas Gold Shares)	3,746	3,746	—
Used mill equipment (non-recurring)	6,500	—	6,500

Our marketable securities and investment in Midas Gold Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Consolidated Balance Sheets for each period presented.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2018 and 2017 was based on an independent third-party valuation. This valuation was based on unobservable inputs obtained by our valuation specialists and reviewed by the Company. The mill equipment is included in plant and equipment on the Consolidated Balance Sheets for each period presented.

There were no transfers between levels nor were there any changes in valuation methods in 2017.

10.  Supplemental Cash Flow Information and Material Non-Cash Transactions

As of December 31, 2018 and 2017, all of our cash was held in liquid bank deposits and/or government treasury bills/notes in the Unites States.

There were no significant non-cash transactions for the year ended December 31, 2018 or 2017.

11. Income Taxes

The Company’s U.S. and foreign source income/(loss) is as follows:

	Years ended December 31,
	2018	2017
U.S.	$(646)	$(2,477)
Canada	(2,288)	(2,119)
Other Foreign	(5,780)	(7,439)
	$(8,714)	$(12,035)

During the years ended December 31, 2018 and 2017, the Company has recognized ‘nil’ current and  deferred income tax expense or benefit in each of the US,  Canadian, and other foreign jurisdictions, due to full valuation allowances within each jurisdiction.

Rate Reconciliation

A reconciliation of the combined income taxes at the statutory rates and the Company’s effective income tax benefit is as follows:

	Years ended December 31,
	2018	2017
Income taxed at statutory rates	$(2,125)	$(4,212)
Increase (decrease) in taxes from:
Stock-based compensation	79	46
Other adjustments	5	(87)
Adjustment due to capital transactions
Prior year provision to actual adjustments	(2,867)	108
Change in US tax rate	—	2,487
Differences in tax rates	(339)	563
Effect of foreign exchange	(6)	(99)
Expiration of NOLs	—	—
Change in valuation allowance	5,253	1,194
Income tax (benefit)/expense	$—	$—

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities as at December 31 are as follows:

	December 31,
	2018	2017
Deferred income tax assets
Excess tax basis over book basis of property, plant and equipment	$7,488	$7,488
Marketable securities	667	771
Operating loss carryforwards	34,052	28,530
Capital loss carryforwards	13,276	13,470
Other	2,031	1,848
Total future tax assets	57,514	52,107
Valuation allowance for future tax assets	(56,659)	(51,406)
	855	701
Deferred income tax liabilities
Other investments	855	701
	855	701

Total Deferred Taxes	$—	$—

Valuation Allowance on Canadian and Foreign Tax Assets

We establish a valuation allowance against the future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized.  The valuation allowance of $56,659 and $51,406 at December 31, 2018 and 2017, respectively, relates mainly to net operating loss carryforwards, in Canada and other foreign tax jurisdictions, where the utilization of such attributes is not more likely than not.  The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

Loss Carryforwards

The Company’s tax loss carryforwards expire as follows:

	Noncapital Canada	U.S.	Mexico	Barbados	Total
2018	$—	$—	$—	$—	$—
2019	—	—	—	—	—
2020	—	—	—	—	—
2021	—	—	—	(20)	(20)
2022	—	—	(6,184)	(31)	(6,215)
2023	—	—	(347)	(22)	(369)
2024	—	—	—	(4)	(4)
2025	—	—	(74)	(6)	(80)
2026	(1,027)	—	(697)	(6)	(1,730)
2027	(847)	—	—	(6)	(853)
2028	(5,245)	(1,287)	(206)	—	(6,738)
2029	(4,022)	(1,719)	—	—	(5,741)
2030	(5,032)	(1,970)	—	—	(7,002)
2031	(3,806)	(1,827)	—	—	(5,633)
2032	(6,397)	(3,407)	—	—	(9,804)
2033	(6,076)	(2,323)	—	—	(8,399)
2034	(4,420)	(3,098)	—	—	(7,518)
2035	(3,729)	(2)	—	—	(3,731)
2036	(2,799)	(2,655)	—	—	(5,454)
2037	(1,916)	(2,482)	—	—	(4,398)
2038	(1,664)	—	—	—	(1,664)
	$(46,980)	$(20,770)	$(7,508)	$(95)	$(75,353)

Note: U.S. loss carryforwards for tax years beginning in 2018 of $2,395,  Canadian capital loss carryforwards of $53,883 and Australian NOLs of $46,600, which do not expire, are not included above.

Accounting for uncertainty in taxes

Accounting Standards Codification Topic 740 guidance requires that the Company evaluate all income tax positions taken, and recognize a liability for any uncertain tax positions that are not more likely than not to be sustained by the tax authorities.  As of December 31, 2018, the Company believes it has no liability for unrecognized tax positions.  If the Company were to determine there were any uncertain tax positions, the Company would recognize the liability and related interest and penalties within income tax expense.

Tax statute of limitations

The Company files income tax returns in Canada, U.S. federal and state jurisdictions and other foreign jurisdictions.  There are currently no tax examinations underway for these jurisdictions.  Furthermore, the Company is no longer subject to Canadian tax examinations by the Canadian Revenue Authority for years ended on or before December 31, 2015 or U.S. federal income tax examinations by the Internal Revenue Service for years ended on or before December 31, 2015.  Some U.S. state and other foreign jurisdictions are still subject to tax examination for years ended on or before December 31, 2014.

Although certain tax years are closed under the statute of limitations, tax authorities can still adjust losses being carried forward into open years.

12.  Geographic and Segment information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the years ended December 31, 2018 or 2017.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

13.  Provision for Environmental Liability

During 2016, the Province of British Columbia Ministry of Energy and Mines (“MEM”) requested that the Company prepare and present to MEM a reclamation plan for closure and abandonment of certain mining claims in British Columbia which the Company had disposed of in 1996.  A plan was presented to MEM and we are awaiting a formal response. Assuming no other potentially responsible parties are identified, we have accrued estimated reclamation and other related costs, as of December 31, 2018 and 2017 on an undiscounted basis, which have been included in exploration, property evaluation and holding costs.

14. Subsequent Events

There have been no material events subsequent to December 31, 2018.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting.

Management’s report on internal control over financial reporting and the attestation report on management’s assessment are included in “Item 8 Financial Statements and Supplementary Data” herein.

Attestation Report of the Independent Registered Public Accounting Firm.

Plante &  Moran, PLLC’s attestation report on our internal control over financial reporting is included as part of “Item 8. Financial Statements and Supplementary Data” herein.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our executive officers, directors, Audit Committee, corporate governance, compliance with Section 16(a) of the Exchange Act and Code of Ethics will be contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets – At December 31, 2018 and 2017.

3.	Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) – Years ended December 31, 2018 and 2017.

4.	Consolidated Statements of Cash Flows – Years ended December 31, 2018 and 2017.

5.	Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2018 and 2017.

6.	Notes to Consolidated Financial Statements.

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

10.07*	Earnest Amendment Agreement, dated March 12, 2014, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated March 14, 2014 and incorporated herein by reference (File No. 1-9025)
10.08*	Engele Amendment Agreement, dated March 12, 2014, previously filed as Exhibit 10.2 to the Company’s Form 8-K dated March 14, 2014 and incorporated herein by reference (File No. 1-9025)
10.09*	Earnest Amendment Agreement dated January 1, 2016, previously filed as Exhibit 10.30 to the Company’s Form 10-K dated February 26, 2016 and incorporated herein by reference (File No. 1-9025)
10.10*	Engele Amendment Agreement dated January 1, 2016, previously filed as Exhibit 10.31 to the Company’s Form 10-K dated February 26, 2016 and incorporated herein by reference (File No. 1-9025)
10.11*	Rozelle Amendment Agreement dated January 1, 2016, previously filed as Exhibit 10.32 to the Company’s Form 10-K dated February 26, 2016 and incorporated herein by reference (File No. 1-9025)
10.12	Option Agreement for the Guadalupe de los Reyes property, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated October 27, 2017 and incorporated herein by reference (File No. 1-9025)
10.13	At-the-Market Offering Agreement dated November 22, 2017, previously filed as Exhibit 1.1 to the Company’s Form 8-K dated November 22, 2017 and incorporated herein by reference (File No. 1-9025)

21	Subsidiaries of the Corporation
23.1	Consent of Plante & Moran, PLLC, Denver, Independent Registered Public Accounting Firm
23.2	Consent of EKS&H, LLP, Denver, Independent Registered Public Accounting Firm
23.3	Consent of Tetra Tech, Inc.
23.4	Consent of Dr. Rex Clair Bryan
23.5	Consent of Thomas L. Dyer
23.6	Consent of Amy L. Hudson
23.7	Consent of Deepak Malhotra
23.8	Consent of Vicki Scharnhorst
23.9	Consent of Chris Johns
23.10	Consent of Zvonimir Ponos
23.11	Consent of Keith Thompson
23.12	Consent of Guy Roemer
23.13	Consent of Anthony Clark
23.14	Consent of John Rozelle
23.15	Consent of Vicki Scharnhorst
23.16	Consent of D. Erik Spiller
23.17	Consent of Jessica I. Spriet
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

*     Management Contract or Compensatory Plan

1.

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)for the years ended December 31, 2018 and 2017, (ii) Consolidated Balance Sheets at December 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (iv) Notes to Consolidated Financial Statements.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: February 21, 2018	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: February 21, 2018	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: February 21, 2018	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: February 21, 2018	By: /s/ John F. Engele
John F. Engele
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Frederick H. Earnest Frederick H. Earnest	Director	February 21, 2018
* John M. Clark	Director	February 21, 2018
* C. Thomas Ogryzlo	Director	February 21, 2018
* Tracy Stevenson	Director	February 21, 2018
* W. Durand Eppler	Director	February 21, 2018
* Michael B. Richings	Director	February 21, 2018
* By: /s/ Frederick H. Earnest

Frederick H. Earnest, Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.