Form 10-Q
period 2019-03-31
VISTA GOLD CORP
filed 2019-05-07
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Smaller Reporting Company  ☒ Emerging Growth Company    □



If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes □ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, no par value	VGZ	NYSE American

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 100,537,541 common shares, without par value, outstanding as of April 26, 2019.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2019

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	March 31,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$378	$1,071
Short-term investments (Note 3)	6,012	6,997
Other investments, at fair value (Note 3)	4,838	5,462
Other current assets	470	540
Total current assets	11,698	14,070

Non-current assets:
Mineral properties (Note 4)	2,321	2,421
Plant and equipment, net (Note 5)	5,663	5,635
Right-of-use assets (Note 2)	63	—
Total non-current assets	8,047	8,056
Total assets	$19,745	$22,126

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$289	$195
Accrued liabilities and other	478	435
Provision for environmental liability	242	242
Total current liabilities	1,009	872
Non-current liabilities:
Lease liability (Note 2)	63	—
Total non-current liabilities	63	—
Total liabilities	1,072	872

Commitments and contingencies – (Note 7)
Shareholders' equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2019 - 100,537,541 and 2018 - 100,268,161 (Note 6)	457,009	456,938
Accumulated deficit	(438,336)	(435,684)
Total shareholders' equity	18,673	21,254
Total liabilities and shareholders' equity	$19,745	$22,126

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Operating expense:
Exploration, property evaluation and holding costs	$(946)	$(1,545)
Corporate administration	(1,147)	(1,423)
Depreciation and amortization	(12)	(228)
Total operating expense	(2,105)	(3,196)

Non-operating income/(expense):
(Loss)/gain on other investments (Note 3)	(624)	2,028
Interest income	42	182
Other income/(expense)	35	38
Total non-operating income/(expense)	(547)	2,248

Loss before income taxes	(2,652)	(948)
Net loss	$(2,652)	$(948)

Comprehensive loss	$(2,652)	$(948)

Basic:
Weighted average number of shares outstanding	100,323,736	99,445,750
Net loss per share	$(0.03)	$(0.01)

Diluted:
Weighted average number of shares outstanding	100,323,736	99,445,750
Net loss per share	$(0.03)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders'
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2017	99,412,007	$456,053	$(426,968)	$(2)	$29,083
Cumulative adjustment related to Accounting Standard Update 2016-01	—	—	(2)	2	—
Adjusted balances at January 1, 2018	99,412,007	456,053	(426,970)	—	29,083
Shares issued (RSUs vested, net of shares withheld) (Note 6)	127,942	(39)	—		(39)
Stock-based compensation (Note 6)	—	338	—		338
Net loss	—	—	(948)		(948)
Balances at March 31, 2018	99,539,949	$456,352	$(427,918)	$—	$28,434

Balances at January 1, 2019	100,268,161	$456,938	$(435,684)	$—	$21,254
Shares issued (RSUs vested, net of shares withheld) (Note 6)	142,380	(46)	—		(46)
Shares issued (exercise of stock options) (Note 6)	127,000	66	—		66
Stock-based compensation (Note 6)	—	51	—		51
Net loss	—	—	(2,652)		(2,652)
Balances at March 31, 2019	100,537,541	$457,009	$(438,336)	$—	$18,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss for the period	$(2,652)	$(948)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	12	228
Stock-based compensation	51	338
(Gain)/loss on other investments	624	(2,028)
Change in working capital account items:
Other current assets	70	169
Accounts payable, accrued liabilities and other	137	(962)
Net cash used in operating activities	(1,758)	(3,203)
Cash flows from investing activities:
Disposition of short-term investments, net of acquisitions	985	2,226
Additions to plant and equipment	(40)	—
Proceeds from option/sale agreements, net	100	—
Net cash provided by investing activities	1,045	2,226
Cash flows from financing activities:
Payment of taxes from withheld shares	(46)	(39)
Proceeds from exercise of stock options	66	—
Net cash provided by / (used in) financing activities	20	(39)

Net decrease in cash and cash equivalents	(693)	(1,016)
Cash and cash equivalents, beginning of period	1,071	1,431
Cash and cash equivalents, end of period	$378	$415

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in the Northern Territory (“NT”) Australia.  Mt Todd is the largest undeveloped gold project in Australia.  In January 2018, the Company received authorization for the last major environmental permit and announced the positive results of an updated preliminary feasibility study (“PFS”) for Mt Todd. Subsequently, we completed additional metallurgical testing, including ongoing fine grinding and leach recovery tests, which demonstrate further improvements in gold recovery. Vista plans to integrate these and other improvements in a new update to the PFS, scheduled for release in the coming months.

The Company also holds 7.8 million common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico and royalty interests in the United States and Indonesia.

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2018 as filed with the United States Securities and Exchange Commission and Canadian securities regulatory authorities on February 25, 2018 on Form 10-K. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted.

References to A$ are to Australian currency and $ are to United States currency.

2.  Significant Accounting Policies

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted the standard on January 1, 2019 using the modified retrospective approach.  We recognized additional operating liabilities of $186 on adoption, with corresponding ROU assets of the same amount, based on the present value of the remaining lease payments. This standard does not affect the expense recognition of the leases currently held by the Company. On adoption, we also elected the practical expedients, which among other things, does not require reassessment of lease classification. The Company does not include short term leases in its ROU and lease liability calculations. As of March, 31, 2019, the asset and liability were $163.  These amounts are broken out into current and non-current assets. $100 is included in other current assets, and accrued liabilities and other, respectively.  $63 is included in other non-current assets and lease liability, respectively. The Company’s leases have remaining terms which range from 0.7 to 2.7 years as of March 31, 2019.

3. Short-term and Other Investments

Short-term investments

As of March 31, 2019 and December 31, 2018, the amortized cost basis of our short-term investments was $6,012 and $6,997, respectively. The amortized cost basis approximates fair value at March 31, 2019 and December 31, 2018. Short-

term investments at March 31, 2019 and December 31, 2018 are comprised of U.S. government treasury bills and/or notes, all of which have maturity dates on the date of purchase greater than 90 days but less than one year.

Other investments - Midas Gold Shares

The investment in Midas Gold Shares is recorded at fair value in the Condensed Consolidated Balance Sheets. Subsequent changes in fair value are recorded in the Condensed Consolidated Statements of Comprehensive Income/(Loss) in the period in which they occur.

The following table summarizes our investment in Midas Gold Shares as of March 31, 2019 and December 31, 2018.  The gain/(loss) amounts are as of the three months ended March 31, 2019 and year ended December 31, 2018.

	March 31, 2019	December 31, 2018
Fair value at beginning of period	$5,462	$3,746
Gain/(loss) during the period	(624)	1,716
Fair value at end of period	$4,838	$5,462

Midas Gold Shares held at the end of the period	7,802,615	7,802,615

4.  Mineral Properties

	At March 31, 2019	At December 31, 2018
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	175	275
	$2,321	$2,421

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

•

granting us a capped net smelter return (“NSR”) on production from open pit mining (the “Open Pit NSR”) at rates that range from 1% (at gold prices of $1,400/oz or less) to a maximum of 2% (at gold prices above $1,600/oz) up to an aggregate of $2,000 in royalty payments;

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

In October 2018, the Company agreed to extend the due date for the second $1,500 option payment for the GdlR Project by six months to April 23, 2019, at which time the payment was made. As consideration for the deferral, the Company received an additional $150 in cash, $50 of which was paid to Vista on October 24, 2018 and $100 of which Minera Alamos paid on January 23, 2019. In addition, Minera Alamos paid interest at a rate of 1.5% per month on the unpaid balance of the $1,500 payment beginning January 24, 2019. See also Note 10.

5.  Plant and Equipment

	March 31, 2019			December 31, 2018
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,238	$5,075	$163	$5,197	$5,062	$135
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	5,500	—	5,500	5,500	—	5,500
	$11,071	$5,408	$5,663	$11,030	$5,395	$5,635

6. Common Shares

Warrants

Outstanding warrants are summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2017	6,514,625	$1.92	1.6	$—
As of December 31, 2018	6,514,625	$1.92	0.6	$—
As of March 31, 2019	6,514,625	$1.92	0.4	$—

These warrants will expire in August 2019.

Stock-Based Compensation

Under the Company’s stock option plan (the “Plan”), we may grant options to purchase common shares of the Company (“Common Shares”) to our directors, officers, employees and consultants. The maximum number of Common Shares that may be reserved for issuance under the Plan, together with the Company’s restricted share units (“RSUs”) currently outstanding under the Company’s long term incentive plan (“LTIP”), is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any one time. Options under the Plan are granted from time to time at the discretion of the Board of Directors of the Company (“Board”), with vesting periods and other terms as determined by the Board.

Stock-based compensation expense for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Stock options	$50	$146
Restricted stock units	1	192
	$51	$338

Phantom units (Discussed below)	22	—

RSU costs in the three months ended March 31, 2019 are reduced by the cumulative effect of certain forfeitures that occurred in the period.

As of March 31, 2019, stock options, RSUs, and phantom units had unrecognized compensation expense of $109,  $108, and $135 respectively, which is expected to be recognized over a weighted average period of 1.1,  0.7, and 1.3 years, respectively.

Stock Options

A summary of options under the Plan as of March 31, 2019 is set forth in the following table:

			Weighted average
		Weighted average	remaining	Aggregate
	Number of	exercise price	contractual term	intrinsic
	options	per option	(years)	value
Outstanding - December 31, 2017	1,144,500	0.42	1.15	$346
Granted	1,142,000	0.71
Exercised	(218,600)	0.39		36
Cancelled/Forfeited	(748,751)	0.36		—
Outstanding - December 31, 2018	1,319,149	$0.71	3.84	$1
Exercised	(127,000)	0.52		29
Cancelled/Forfeited	(149)	0.52		—
Outstanding - March 31, 2019	1,192,000	$0.73	3.98	$22

Exercisable - March 31, 2019	718,997	$0.75	3.89	$8

A summary of unvested stock options as of March 31, 2019 is set forth in the following table:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(years)
Unvested - December 31, 2017	246,250	0.22	0.99
Granted	1,142,000	0.45
Cancelled/Forfeited	(246,250)	0.22
Vested	(382,331)	0.45
Unvested - December 31, 2018	759,669	$0.45	1.14
Vested	(286,666)	0.48
Unvested - March 31, 2019	473,003	$0.44	1.08

No stock options were granted for the three months ended March 31, 2019. The fair value of stock options granted during the three months ended March 31, 2018 to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

2018
Expected volatility	76.2%
Risk-free interest rate	2.7%
Expected life (years)	5
Dividend yield	0
Forfeiture assumption	—%

Option Amendment

In July 2018, the Company amended certain 2013 stock option agreements, expiring December 30, 2018 subject to the potential for a temporary extension under the terms of the Plan, for seven executives and directors (the “Option Amendment”). The amendment provided each grantee with the opportunity to receive a cash buyout of certain vested, unexercised 2013 options in lieu of exercising the option to purchase shares. This cash buyout was based on the intrinsic value of each option at the time of the buyout. Options exchanged for cash under the Option Amendment are considered canceled/forfeited.

Restricted Stock Units

The following table summarizes the RSUs outstanding under the LTIP as of March 31, 2019:

		Weighted average
	Number	grant-date fair
	of RSUs	value per RSU
Unvested - December 31, 2017	1,567,907	$0.85
Cancelled/forfeited	(246,683)	0.90
Vested, net of shares withheld	(637,554)	0.88
Granted	319,000	0.75
Unvested - December 31, 2018	1,002,670	$0.78
Cancelled/forfeited	(198,821)	0.76
Vested, net of shares withheld	(142,380)	0.75
Unvested - March 31, 2019	661,469	$0.80

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date. Other RSU awards vest subject to certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance. The minimum vesting period for RSUs is one year.

During the three months ended March 31, 2019, the Company withheld Common Shares with an equivalent value to meet the employee withholding tax obligations which resulted from RSUs that vested in the period. Common Shares withheld are considered cancelled/forfeited.

New RSUs will not be granted under the LTIP until the allocation of such awards is duly approved by the shareholders of the Company.

Phantom Units

		Weighted average
		remaining
	Number of	vesting term
	phantom units	(years)
Unvested - December 31, 2017	—
Granted	265,000
Unvested - December 31, 2018	265,000	1.50
Granted	—
Unvested - March 31, 2019	265,000	1.25

The Company granted a total of 265,000 phantom units to certain employees. The value of each unit is equal to the Company’s share price on the vesting date and is payable in cash. The phantom units vest on fixed future dates provided the recipient continues to be affiliated with Vista on those dates. The Company will account for these units as awards classified as liabilities with $45 included in current liabilities as of March 31, 2019. The Company recognized $22 of compensation expense for these phantom units in the three months ended March 31, 2019.

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

	Fair value at March 31, 2019
	Total	Level 1	Level 3
Other investments (Midas Gold Shares)	4,838	4,838	—

	Fair value at December 31, 2018
	Total	Level 1	Level 3
Other investments (Midas Gold Shares)	5,462	5,462	—
Used mill equipment (non-recurring)	5,500	—	5,500

Our investment in Midas Gold Shares is classified as Level 1 of the fair value hierarchy as it is valued at quoted market prices in an active market.

The used mill equipment is classified as Level 3 of the fair value hierarchy as  its value at December 31, 2018 was based on an independent third-party valuation. As of March  31, 2019, an independent third-party evaluation was not deemed necessary.  The mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2019, nor have there been any changes in valuation techniques.

9.  Geographic and Segment Information

The Company has one reportable operating segment.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the three months ended March 30, 2019 and 2018.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

10. Subsequent Event

Subsequent to the period end, the Company received the second $1,500 option payment for the GdlR Project on April 23, 2019, together with interest of $67. See also Note 4.

At the Company’s annual general meeting on May 2nd, 2019, a deferred share unit plan (the “DSU Plan”) was approved by shareholders. The DSU Plan allows the granting of deferred share units to non-employee directors. The Company will pay one Common Share for each deferred share unit only after the non-employee director has ceased to be a director of the Company. Additionally, the DSU Plan amended the LTIP such that non-employee directors are excluded from participation in the LTIP.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2019, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in the Northern Territory (“NT”) Australia.  Mt Todd is the largest undeveloped gold project in Australia. The Company has invested substantial amounts to evaluate, engineer, permit and de-risk the Project, and we believe these efforts have added to the underlying value of the Project. In January 2018, the Company received authorization for the last major environmental permit and announced the positive results of an updated PFS for Mt Todd.   Subsequently, we completed additional metallurgical testing, including ongoing fine grinding and leach recovery tests, which demonstrate further improvements in gold recovery. Vista plans to integrate these and other improvements in a new update to the PFS, scheduled for release in the coming months. With environmental permitting complete and an updated PFS pending, Vista believes it is in an ideal position to identify and pursue those strategic alternatives that may provide the best opportunity for shareholders to realize fair value for Mt Todd.

The Company also holds 7.8 million common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico and royalty interests in the United States and Indonesia.

Results from Operations

Summary

Consolidated net loss for the three months ended March 31, 2019 and 2018 was $2,652 and $948 or $0.03 and $0.01 per share, respectively.  The principal components of these year-over-year changes are discussed below.

The Company has $10,689 of working capital and no debt as of March 31, 2019.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $946 and $1,545 during the three months ended March 31, 2019 and 2018, respectively. These costs are predominantly associated with Mt Todd and are comprised of project holding costs and discretionary costs. For the three months ended March 31, 2019 and 2018, our project holding costs (which include cash expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities) trended lower in Q1 2019 compared to the same period in 2018 as water discharge from the Batman pit was lower than planned as a result of the relatively lower precipitation during the wet season, which reduced the scope of certain baseline monitoring activities. We expect offsetting costs later in 2019 in both of these areas. In addition, the Australian dollar was approximately 9% weaker in 2019 compared to 2018.

The magnitude of discretionary program spending during the three months ended March 31, 2019 was also lower than the 2018 discretionary costs. For the full year 2019 we expect total discretionary costs, in Australian dollar terms, to be similar to 2018 total discretionary costs.

Included in the first quarter 2019 and 2018 costs is non-cash stock-based compensation of $10 and $85 respectively.

Corporate administration

Corporate administration costs were $1,147 and $1,423 during the three months ended March 31, 2019 and 2018, respectively.  2019 first quarter costs do not include some of the additional costs experienced in 2018 related to the completion of the 2018 Mt Todd PFS update, which affected investor relations, regulatory and compensation costs.

Included in the first quarter 2019 and 2018 costs is non-cash stock-based compensation of $41 and $253, respectively.

Depreciation

Depreciation costs were $12 and $228 during the three months ended March 31, 2019 and 2018, respectively.  The majority of the Company’s fixed assets were fully depreciated 2018, resulting in lower 2019 depreciation costs.

Non-operating income and expenses

Gain/(loss) on other investments

Gain/(loss) on other investments was $(624) and $2,028 for the three months ended March 31, 2019 and 2018, respectively.  These amounts are the result of changes in fair value of our Midas Gold Shares.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $1,758 and $3,203 for the three months ended March 31, 2019 and 2018, respectively.  The decreased use of cash in 2019 was the result of $875 lower cash costs and a reduction in accounts payable and accrued liabilities of $962 during the first quarter 2018, which is non-recurring.

Investing activities

Net cash of $1,045 and $2,226 for the three months ended March 31, 2019 and 2018, respectively, was provided primarily by the disposition of short-term investments, net of acquisitions.

Financing activities

During the three months ended March 31, 2019 and 2018, cash of $46 and $39, respectively, was used for the payment of employee withholding tax obligations arising from the vesting of RSUs, in lieu of issuing common shares of the Company.  $66 was received from the exercise of stock options during the three months ended March 31, 2019. No options were exercised during the same period in 2018.

Liquidity and capital resources

Our cash and short-term investments as of March 31, 2019 decreased to $6,390 from $8,068 at December 31, 2018 due mainly to expenditures for operating activities. Our net working capital decreased to $10,689 at March 31, 2019 from $13,198 at December 31, 2018 due mainly to the decrease in cash and short-term investments to fund operating activities and the reduction in the market value of our Midas Gold Shares.

We believe that our existing working capital, together with potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate and project holding costs and discretionary programs for more than 12 months.

Potential future sources of non-dilutive financing include the sale of non-core assets such as our used mill equipment and future option payments for the Guadalupe de los Reyes gold/silver project; and, depending on market conditions, the sale of some or all of our remaining Midas Gold Shares.

In addition to the potential sources of non-dilutive financing highlighted above, the Company has an at-the market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide additional balance sheet flexibility at a low cost. Under the ATM Agreement the Company may, but is not obligated to, issue and sell shares of the Company’s common stock through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10,000 (the “ATM Program”). The ATM Agreement will remain in full force and effect until the earlier of August 31, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein.

The continuing long-term viability of the Company is dependent upon our ability to secure sufficient funding and ultimately to generate future profits from operations or sales of assets. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment in our Condensed Consolidated Balance Sheets are dependent on our ability to fund future activities that could lead to profitable production or proceeds from the disposition of these assets.

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at March 31, 2019
	Total	Level 1	Level 3
Other investments (Midas Gold Shares)	4,838	4,838	—

	Fair value at December 31, 2018
	Total	Level 1	Level 3
Other investments (Midas Gold Shares)	5,462	5,462	—
Used mill equipment (non-recurring)	5,500	—	5,500

Our investment in Midas Gold Shares is classified as Level 1 of the fair value hierarchy as it is valued at quoted market prices in an active market.

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2018 was based on an independent third-party valuation. As of March 31, 2019, an independent third-party evaluation was not deemed necessary.  The used mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2019, nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of March 31, 2019.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

The following scientific and technical information about Mt Todd has been reviewed and approved by Mr. John Rozelle, Senior Vice President of Vista.  Mr. Rozelle is a qualified person as defined by Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects.

2018 Program Results

In January 2018, we announced that the “authorization of a controlled activity” at Mt Todd, as required under the Environment Protection and Biodiversity Act, as it relates to the Gouldian Finch, had been approved by the Australian Commonwealth Department of Environment and Energy. With this authorization, Vista has all the major environmental approvals necessary to allow development of Mt Todd.

During 2018, we completed four additional large diameter core holes designed to extract approximately 6 tonnes of higher-grade material from the Batman pit, for the completion of two additional 2.5 tonne bulk high pressure roll crushing, optical sorting tests using the same equipment as previous test work. The two 2.5 tonne tests were conducted to confirm the efficiency of sorting higher-grade ores. We are completing additional feasibility-study-level grinding tests with the manufacturers of the fine grinding mills in order to obtain material for ongoing metallurgical studies and specific operating data for future design and evaluation work. We have also completed additional testing with an impeller manufacturer in order to optimize the design of the leach tanks to achieve the lowest possible electrical power consumption at designed slurry densities.

In August 2018, we announced the results of fine grinding tests completed on low-grade samples, under the direction of Resource Development Inc. These tests suggest that the Mt Todd ore can be efficiently ground to a finer final product size with lower power consumption than estimated in the PFS (defined below). Leaching the finer final product size material has again confirmed higher recoveries at finer grind sizes. Based on these initial results, we are now completing additional testing to confirm higher gold recoveries over a broad range of feed grades. With the anticipated completion of the leach recovery tests in the next month, we expect to generate grind-size leach recovery curves covering a wide range of potential ore feed grades to confirm previous the results of tests previously established.

2019 Plans

Our 2019 plans include completion of the metallurgical program started in 2018. Specifically, we plan completion of additional fine grinding studies, leach recovery, and rheology studies. Upon completion of the confirmation metallurgical test work, Vista intends to update the January 24, 2018 PFS by incorporating the metallurgical test program results as well as updating capital and operating costs based on new quotes from suppliers. The areas of the PFS that we expect to be most impacted include higher gold recoveries due to the finer grind size and lower process plant operating costs with regard to reduced power consumption, reagents, and media.

2018 PFS

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

The following table illustrates the sensitivity of the Base Case after-tax economics to variable gold prices and foreign exchange assumptions:

Foreign Exchange (US$/AUD)	Gold Price
	$1,100		$1,200		$1,300		$1,400		$1,500
	IRR	NPV5	IRR	NPV5	IRR	NPV5	IRR	NPV5	IRR	NPV5
0.70	15.9%	$439	20.5%	$632	24.9%*	$825*	29.1%	$1,016	33.2%	$1,208
0.75	13.8%	$366	18.3%	$559	22.6%	$752	26.8%	$944	30.8%	$1,136
0.80	11.9%	$292	16.3%	$486	20.5%†	$679†	24.6%	$872	28.6%	$1,063
0.85	10.1%	$222	14.3%	$412	18.5%	$606	22.5%	$799	26.4%	$991
0.90	8.3%	$150	12.5%	$339	16.6%	$532	20.6%	$726	24.4%	$918
* Approximate current conditions †Assumptions used in the PFS

Note: Changes in foreign  exchange rates are only applied to operating costs and not applied to either initial or sustaining capital costs.

Highlights of the PFS Alternate Case are presented in the table below:

@ $1,300/oz Au	Years 1-5	Life of Mine (11 years)
Average Milled Grade (g Au/t)	0.95	0.90
Payable Gold Annual Average (000's ozs)	302	273
Payable Gold Total (000's ozs)	1,509	3,003
Gold Recovery	86.4%	85.5%
Cash Costs ($/oz)	$581	$593
Strip Ratio (waste:ore)	1.7	1.7
Initial Capital ($ millions)		$642
Pre-tax NPV 5% ($ millions)		$722
After-tax NPV 5% ($ millions)		$418
IRR (Pre-tax/After-tax)		23.4 / 17.8%
After-tax Payback (Production Years)		3.6

Note: Economics presented using $1,300/oz gold and a flat $0.80 USD : $1.00 AUD exchange rate and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

For additional information on Mt Todd, see our technical report entitled “NI 43-101 Technical Report Mt Todd Gold Project 50,000 tpd Preliminary Feasibility Study Northern Territory, Australia” with an effective date of January 24, 2018 and an issue date of March 2, 2018.  See Cautionary Note to Investors regarding Estimates of Mineral Reserves and Resources below. The technical report is referenced for informational purposes only and is not incorporated herein by reference.

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

In October 2018, the Company agreed to extend the due date for the second $1,500 option payment for the GdlR Project by six months to April 23, 2019, at which time the payment was made. As consideration for the deferral, the Company received an additional $150 in cash, $50 of which was paid to Vista on October 24, 2018 and $100 of which Minera Alamos paid on January 23, 2019. In addition, Minera Alamos paid interest at a rate of 1.5% per month on the unpaid balance of the $1,500 payment beginning January 24, 2019.

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

Certain U.S. Federal Income Tax Considerations

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2018, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations for U.S. Residents.”

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

Operations

•	our belief that the results of the current PFS demonstrate a technically sound project with robust economics at current gold prices;
•	our intention to complete the metallurgical program started in 2018 and to complete an updated PFS in the coming months;
•	our expectations as to which areas of the current preliminary feasibility study are most likely to be impacted by the metallurgical program test results;
•	Our expectation as to the timing and results of leach recovery tests conducted at Mt Todd;
•	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
•	the feasibility of Mt Todd;

•	our belief that selectively sorting and rejecting sub-economic material will lower process operating costs at Mt Todd;
•	our belief that these design changes can be implemented without materially changing the project’s capital requirements;
•	estimates of future operating and financial performance;
•	our plans to advance work at Mt Todd to take advantage of our strategic position;
•	our expectation of Mt Todd’s impact, including environmental and economic impacts;
•	our expectation that the 2018 Mine Management Plan permit will be approved by the Northern Territory Department of Primary Industries and Resources;
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

Business and industry

•

our belief that our existing working capital, coupled with potential future sources of non-dilutive financing will be sufficient to fully fund our currently planned corporate and project holding costs and discretionary programs;

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

•	our belief that we will receive any future payments and that we will be granted the Open-Pit NSR and the Underground NSR pursuant to the terms of the Option Agreement;
•	our belief that if we exercise the Back-in Right we will enter into a joint venture agreement on acceptable terms, if at all;
•	preliminary estimates of the reclamation and other related costs associated with certain mining claims in British Columbia; and
•	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

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

Operating Risks

•	pre-feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
•	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations and permits for Mt Todd, including its development plans and operating activities;
•	the timing and results of a feasibility study on Mt Todd;
•	market conditions supporting a decision to develop Mt Todd;
•	delays in commencement of construction at Mt Todd;
•	increased costs that affect our operations or our financial condition;
•	our reliance on third parties to fulfill their obligations under agreements with us;
•	whether projects not managed by us will comply with our standards or meet our objectives;
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

 For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018, under “Part I-Item 1A. Risk Factors”. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March  31, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company has added an IT access control to the set of existing IT controls and also a control to support the identification of leases as part of adopting ASC 842.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities and/or other parties that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC and Canadian securities regulatory authorities in  February 2019.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2019, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

* - Filed herewith

(1)

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three ended March 31, 2019 and 2018, (ii) Condensed Consolidated Balance Sheets at March

31, 2019 and December 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: May 6, 2019	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: May 6, 2019	By:	/s/ John F. Engele
John F. Engele
Chief Financial Officer