Form 10-Q
period 2019-06-30
VISTA GOLD CORP
filed 2019-07-31
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-9025

VISTA GOLD CORP.

 (Exact Name of Registrant as Specified in its Charter)

British Columbia	98-0542444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7961 Shaffer Parkway, Suite 5
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

Large Accelerated Filer ☐   Accelerated Filer ☒Non-Accelerated Filer ☐

Smaller Reporting Company  ☒ Emerging Growth Company     ☐



If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 100,537,541 common shares, without par value, outstanding as of July 19, 2019.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June  30, 2019

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	June 30,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$1,315	$1,071
Short-term investments (Note 3)	5,009	6,997
Other investments, at fair value (Note 3)	3,745	5,462
Other current assets	325	540
Total current assets	10,394	14,070

Non-current assets:
Mineral properties (Note 4)	2,146	2,421
Plant and equipment, net (Note 5)	5,649	5,635
Right-of-use assets (Note 2)	126	—
Total non-current assets	7,921	8,056
Total assets	$18,315	$22,126

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$93	$195
Accrued liabilities and other	505	435
Provision for environmental liability	240	242
Total current liabilities	838	872
Non-current liabilities:
Deferred option gain (Note 4)	1,392	—
Lease liability (Note 2)	40	—
Total non-current liabilities	1,432	—
Total liabilities	2,270	872

Commitments and contingencies – (Note 7)
Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2019 - 100,537,541 and 2018 - 100,268,161 (Note 6)	457,425	456,938
Accumulated deficit	(441,380)	(435,684)
Total shareholders’ equity	16,045	21,254
Total liabilities and shareholders’ equity	$18,315	$22,126

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expense:
Exploration, property evaluation and holding costs	$(947)	$(1,055)	$(1,893)	$(2,600)
Corporate administration	(1,067)	(888)	(2,214)	(2,311)
Depreciation and amortization	(14)	(12)	(26)	(240)
Total operating expense	(2,028)	(1,955)	(4,133)	(5,151)

Non-operating income/(expense):
(Loss)/gain on other investments (Note 3)	(1,093)	—	(1,717)	2,028
Interest income	34	68	76	250
Other income/(expense)	43	(36)	78	2
Total non-operating income/(expense)	(1,016)	32	(1,563)	2,280

Loss before income taxes	(3,044)	(1,923)	(5,696)	(2,871)
Net loss	$(3,044)	$(1,923)	$(5,696)	$(2,871)

Comprehensive loss	$(3,044)	$(1,923)	$(5,696)	$(2,871)

Basic:
Weighted average number of shares outstanding	100,537,541	99,547,531	100,431,813	99,496,641
Net loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.03)

Diluted:
Weighted average number of shares outstanding	100,537,541	99,547,531	100,431,813	99,496,641
Net loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders’
	shares	Amount	deficit	income/(loss)	equity
Balances at April 1, 2018	99,539,949	$456,352	$(427,918)	$—	$28,434
Shares issued (exercise of stock options) (Note 6)	30,000	16	—	—	16
Stock-based compensation (Note 6)	—	246	—	—	246
Net loss	—	—	(1,923)	—	(1,923)
Balances at June 30, 2018	99,569,949	$456,614	$(429,841)	$—	$26,773

Balances at April 1, 2019	100,537,541	$457,009	$(438,336)	$—	$18,673
Stock-based compensation (Note 6)	—	416	—	—	416
Net loss	—	—	(3,044)	—	(3,044)
Balances at June 30, 2019	100,537,541	$457,425	$(441,380)	$—	$16,045

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders’
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2017	99,412,007	$456,053	$(426,968)	$(2)	$29,083
Cumulative adjustment related to Accounting Standard Update 2016-01	—	—	(2)	2	—
Adjusted balances at January 1, 2018	99,412,007	456,053	(426,970)	—	29,083
Shares issued (RSUs vested, net of shares withheld) (Note 6)	127,942	(39)	—	—	(39)
Shares issued (exercise of stock options)	30,000	16	—	—	16
Stock-based compensation (Note 6)	—	584	—	—	584
Net loss	—	—	(2,871)	—	(2,871)
Balances at June 30, 2018	99,569,949	$456,614	$(429,841)	$—	$26,773

Balances at January 1, 2019	100,268,161	$456,938	$(435,684)	$—	$21,254
Shares issued (RSUs vested, net of shares withheld) (Note 6)	142,380	(46)	—	—	(46)
Shares issued (exercise of stock options) (Note 6)	127,000	66	—	—	66
Stock-based compensation (Note 6)	—	467	—	—	467
Net loss	—	—	(5,696)	—	(5,696)
Balances at June 30, 2019	100,537,541	$457,425	$(441,380)	$—	$16,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,696)	$(2,871)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	26	240
Stock-based compensation	467	584
(Gain)/loss on other investments	1,717	(2,028)
Change in working capital account items:
Other current assets	89	389
Provision for environmental liability	(2)	—
Accounts payable, accrued liabilities and other	8	(1,309)
Net cash used in operating activities	(3,391)	(4,995)
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	64
Disposition of short-term investments, net of acquisitions	1,988	6,166
Additions to plant and equipment	(40)	(45)
Proceeds from option/sale agreements, net	1,667	—
Net cash provided by investing activities	3,615	6,185
Cash flows from financing activities:
Payment of taxes from withheld shares	(46)	(39)
Proceeds from exercise of stock options	66	16
Net cash provided by / (used in) financing activities	20	(23)

Net increase in cash and cash equivalents	244	1,167
Cash and cash equivalents, beginning of period	1,071	1,431
Cash and cash equivalents, end of period	$1,315	$2,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except share amounts and per ounce amounts)

1. Nature of Operations and Basis of Presentation

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. We are focused on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. We undertake programs designed to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in the Northern Territory, Australia. Mt Todd is the largest undeveloped gold project in Australia. In January 2018, the Company received authorization for the last major environmental permit for Mt Todd and announced the positive results of an updated preliminary feasibility study (“PFS”) for Mt Todd. Subsequently, we announced additional metallurgical testing results that demonstrated improved gold recovery compared to the PFS and ongoing fine grinding and leach recovery tests are demonstrating that further improvements in gold recovery may be possible. Vista plans to integrate these and other improvements in a new update to the PFS, scheduled for release in the coming months.

The Company also holds 7.8 million common shares of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico subject to a third-party option agreement, and royalty interests in the United States and Indonesia.

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2018 as filed with the United States Securities and Exchange Commission and Canadian securities regulatory authorities in February 2019 on Form 10-K. The year-end balance sheet data was derived from audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted.

References to A$ are to Australian dollars and $ are to United States dollars.

2.  Significant Accounting Policies

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted the standard on January 1, 2019 using the modified retrospective approach.  We recognized additional operating liabilities of $186 on adoption, with corresponding ROU assets of the same amount, based on the present value of the remaining lease payments. Adoption of the standard did not affect lease classification or expense recognition. The Company does not include short term leases in its ROU and lease liability calculations. As of June 30, 2019, the ROU asset was $126 and the lease liability was $126, comprised of $86 in accrued liabilities and other, and $40 in non-current liabilities. The Company’s leases had remaining terms ranging from 0.5 to 2.5 years as of June 30, 2019.

3. Short-term and Other Investments

Short-term investments

As of June 30,  2019 and December 31, 2018, the amortized cost basis of our short-term investments was $5,009 and $6,997, respectively. The amortized cost basis approximates fair value at June  30, 2019 and December 31, 2018. Short-term investments at June 30, 2019 and December 31, 2018 were comprised of U.S. government treasury bills and/or notes, all of which have maturity dates on the date of purchase greater than 90 days but less than one year.

Other investments - Midas Gold Shares

The investment in Midas Gold Shares was recorded at fair value in the Condensed Consolidated Balance Sheets. Subsequent changes in fair value are recorded in the Condensed Consolidated Statements of Comprehensive Income/(Loss) in the period in which they occur.

As of June 30, 2019 and December 31, 2018, the Company held 7,802,615 shares of Midas Gold valued at $3,745 and $5,462 respectively. The unrealized loss on these shares was $1,093 and $1,717 for the three and six months ending June 30, 2019, respectively. The unrealized gain on these shares was $- and $2,028 for the three and six months ending June 30, 2018, respectively.

4. Mineral Properties

	At June 30, 2019	At December 31, 2018
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	—	275
	$2,146	$2,421

During October 2017, we entered into an agreement (the “Option Agreement”) to option our interest in the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (the “GdlR Project”) to Minera Alamos Inc. and its subsidiary Minera Alamos de Sonora S.A. de C.V. (“Minera Alamos”). In June 2019, the Option Agreement was assigned from Minera Alamos to ePower Metals Inc. (“ePower”) by way of assignment agreement (the “Assignment Agreement”), with our consent. Completion of the Assignment Agreement is subject to a number of conditions. The Assignment Agreement provides that in certain circumstances, the rights under the Option Agreement will revert from ePower to Minera Alamos.

Pursuant to the terms of the Option Agreement and the Assignment Agreement, we granted Minera Alamos or ePower, as applicable, (the “GdlR Optionholder”) an exclusive right and option right to earn a 100% interest in the GdlR Project by:

•

making payments totaling $6,000, comprised of a payment of $1,500 made at the execution of the Option Agreement (the “Option Grant Date”); two successive payments of $1,500 each to be made at the one-year and two-year anniversaries of the Option Grant Date; and a final $1,500 payment to be made before the four-year anniversary of the Option Grant Date;

•	maintaining the concessions comprising the GdlR Project in good standing;

•	fulfilling all obligations to the Ejido La Tasajera (the “Ejido”) as set out in the temporary occupation contract between us and the Ejido;

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

•	granting us the right to assume a 49% non-carried interest in an underground project if GdlR Optionholder decides to develop an underground mine at the GdlR Project (the “Back-in Right”).

The Option Agreement provides that all cash payments are non-refundable and optional to the GdlR Optionholder, and in the event the GdlR Optionholder fails to pay any of the required amounts as set out in the Option Agreement, or fails to comply with its other obligations, the Option Agreement will terminate and the GdlR Optionholder will have no interest in the GdlR Project. Provided it is not in breach of the Option Agreement, the GdlR Optionholder may, at its discretion, accelerate the above payment schedule.

Subject to the GdlR Optionholder timely making all the option payments, and fulfilling its other obligations with respect to the Option Agreement, we will transfer 100% of the shares of the Company’s 100% owned subsidiary Minera Gold Stake S.A. de C.V., the entity which owns the GdlR Project, to the GdlR Optionholder and the Open-Pit NSR and Underground NSR will be granted to us.

If the GdlR Optionholder discovers and decides to develop an underground mine at the GdlR Project and we exercise the Back-in Right, we and the GdlR Optionholder have agreed to form a joint venture to develop and operate the underground mine. If the joint venture is formed, the Underground NSR will terminate.

In October 2018, the Company agreed to extend the due date for the second $1,500 option payment for the GdlR Project by six months to April 23, 2019, at which time the payment was made. As consideration for the deferral, the Company received an additional $150 in cash, $50 paid on October 24, 2018 and $100 paid on January 23, 2019. In addition, Minera Alamos paid interest of $67 at a rate of 1.5% per month on the unpaid balance of the $1,500 payment beginning January 24, 2019.

The Company has determined that control of the GdlR Project has not been transferred for accounting purposes. Therefore, the first option payment of $1,500 received in October 2017 and the $150 for extension of the second option payment were accounted for as a  reduction to carrying value. Receipt of the second option payment of $1,500 and interest of $67 during April 2019 reduced the carrying value to zero and resulted in recognition of $1,392 as a deferred option gain. In addition, potential royalty revenue and future option payments have not been recognized for accounting purposes.

5.  Plant and Equipment

	June 30, 2019			December 31, 2018
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,238	$5,089	$149	$5,197	$5,062	$135
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	5,500	—	5,500	5,500	—	5,500
	$11,071	$5,422	$5,649	$11,030	$5,395	$5,635

6. Common Shares

Warrants

Outstanding warrants are summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2017	6,514,625	$1.92	1.6	$—
As of December 31, 2018	6,514,625	$1.92	0.6	$—
As of June 30, 2019	6,514,625	$1.92	0.1	$—

These warrants expire in August 2019.

Stock-Based Compensation

Under the Company’s stock option plan (the “Plan”), we may grant options to purchase common shares in the capital of the Company (“Common Shares”) to our directors, officers, employees and consultants. The maximum number of Common Shares that may be reserved for issuance under the Plan, together with all other stock-based compensation arrangements, which include restricted share units (“RSUs”) currently outstanding under the Company’s long term equity incentive plan (“LTIP”) and deferred share units (“DSUs”) issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”), is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any one time. In 2018, the Company issued phantom units to be settled in cash. Options, RSUs, DSUs, and phantom units are granted from time to time at the discretion of the Board of Directors of the Company (the “Board”), with vesting periods and other terms as determined by the Board.

Stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$81	$54	$131	$200
Restricted stock units	126	192	127	384
Deferred share units	209	—	209	—
	$416	$246	$467	$584

Phantom units	$22	$—	$44	$—

As of June 30, 2019, unrecognized compensation expense for stock options, RSUs, and phantom units was $132,  $569, and $134, respectively, which is expected to be recognized over weighted average periods of 1.0,  1.5,  and 1.0 years, respectively.

Stock Options

A summary of options under the Plan as of June 30, 2019 is set forth in the following table:

			Weighted average
		Weighted average	remaining	Aggregate
	Number of	exercise price	contractual term	intrinsic
	options	per option	(years)	value
Outstanding - December 31, 2017	1,144,500	0.42	1.15	$346
Granted	1,142,000	0.71
Exercised	(218,600)	0.39		36
Cancelled/Forfeited	(748,751)	0.36		—
Outstanding - December 31, 2018	1,319,149	$0.71	3.84	$1
Granted	350,000	0.73
Exercised	(127,000)	0.52		29
Cancelled/Forfeited	(149)	0.52		—
Outstanding - June 30, 2019	1,542,000	$0.73	3.98	$67

Exercisable - June 30, 2019	877,330	$0.75	3.86	$28

A summary of unvested stock options as of June 30, 2019 is set forth in the following table:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(years)
Unvested - December 31, 2017	246,250	0.22	0.99
Granted	1,142,000	0.45
Cancelled/Forfeited	(246,250)	0.22
Vested	(382,331)	0.45
Unvested - December 31, 2018	759,669	$0.45	1.14
Granted	350,000	0.30
Vested	(444,999)	0.41
Unvested - June 30, 2019	664,670	$0.40	0.99

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following weighted average assumptions:

	2019	2018
Expected volatility	61.1%	77.1%
Risk-free interest rate	2.0%	2.6%
Expected life (years)	2.8	5.0
Dividend yield	0%	0%
Forfeiture assumption	0%	0%

Restricted Stock Units

The following table summarizes the RSUs outstanding under the LTIP as of June 30, 2019:

		Weighted average
	Number	grant-date fair
	of RSUs	value per RSU
Unvested - December 31, 2017	1,567,907	$0.85
Granted	319,000	0.75
Cancelled/forfeited	(246,683)	0.90
Vested, net of shares withheld	(637,554)	0.88
Unvested - December 31, 2018	1,002,670	$0.78
Granted	1,349,000	0.47
Cancelled/forfeited	(198,821)	0.76
Vested, net of shares withheld	(142,380)	0.75
Unvested - June 30, 2019	2,010,469	$0.58

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date. Other RSU awards vest subject to certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance. The minimum vesting period for RSUs is one year.

During the six months ended June 30, 2019, the Company withheld Common Shares with an equivalent value to meet the employee withholding tax obligations which resulted from RSUs that vested in the period. Common Shares withheld are considered cancelled/forfeited.

Deferred Share Units

In May 2019, the Company’s shareholders approved the DSU Plan. The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately, however the Company will issue one Common Share for each DSU only after the non-employee director has ceased to be a director of the Company. Additionally, in May 2019, the Company’s shareholders approved an amendment to the LTIP such that non-employee directors are excluded from future grants under the LTIP. At the time the DSU Plan was approved, the Board granted 366,000 DSUs and the Company recognized $209 in DSU expense.

The following table summarizes the DSUs outstanding as of June 30, 2019:

		Weighted average
	Number of	grant-date fair
	DSUs	value per DSU
Outstanding - December 31, 2018	—	—
Granted	366,000	0.57
Outstanding - June 30, 2019	366,000	0.57

Phantom Units

In 2018, the Company granted a total of 265,000 phantom units to certain employees. The value of each unit is equal to the Company’s share price on the vesting date and is payable in cash. The phantom units vest on fixed future dates provided the recipient continues to be affiliated with Vista on those dates. The Company will account for these units as awards classified as liabilities with $67 included in current liabilities as of June 30, 2019. The Company recognized $22 and $44 of compensation expense for these phantom units in the three and six months ended June 30, 2019 respectively.

A summary of unvested phantom units as of June 30, 2019 is set forth in the following table:

		Weighted average
		remaining
	Number of	vesting term
	phantom units	(years)
Unvested - December 31, 2017	—
Granted	265,000
Unvested - December 31, 2018	265,000	1.50
Granted	—
Unvested - June 30, 2019	265,000	1.00

7.  Commitments and Contingencies

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. As such, future expenditures that may be required for compliance with these laws and regulations cannot be predicted. We conduct our operations in an effort to minimize effects on the environment and believe our operations are in compliance with applicable laws and regulations in all material respects.

Under our agreement with the Jawoyn Association Aboriginal Corporation (the “JAAC”), the JAAC will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current mining licenses, and a 1% NSR on other metals, subject to a minimum payment of A$50 per year. In addition, we have agreed to offer the JAAC the opportunity to establish a joint venture with Vista holding a 90% participating interest and the JAAC holding a 10% participating interest in Mt Todd.

8.  Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at June 30, 2019
	Total	Level 1	Level 3
Other investments (Midas Gold Shares)	$3,745	$3,745	$—

	Fair value at December 31, 2018
	Total	Level 1	Level 3
Other investments (Midas Gold Shares)	$5,462	$5,462	$—
Used mill equipment (non-recurring)	$5,500	$—	$5,500

Our investment in Midas Gold Shares is classified as Level 1 of the fair value hierarchy as it is valued at quoted market prices in an active market.

The used mill equipment is classified as Level 3 of the fair value hierarchy as  its value at December 31, 2018 was based on an independent third-party valuation. As of June 30, 2019,  management had not identified sufficient changes in conditions to require an update to the independent third-party evaluation. The mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented. There have been no transfers between levels in 2019, nor have there been any changes in valuation techniques.

9.  Geographic and Segment Information

The Company has one reportable operating segment. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the three and six months ended June 30, 2019 and 2018.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the six months ended June 30, 2019, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share and per ounce amounts and currency exchange rates unless specified otherwise. References to A$ are to Australian dollars and to $ are to United States dollars.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration.  We undertake programs designed to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We do not currently generate cash flows from mining operations.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in the Northern Territory (“NT”) Australia.  Mt Todd is the largest undeveloped gold project in Australia. The Company has invested substantial amounts to evaluate, engineer, permit and de-risk the Project, and we believe these efforts have added to the underlying value of the Project. In January 2018, the Company received authorization for the last major environmental permit for Mt Todd and announced the positive results of an updated PFS for Mt Todd.   Subsequently, we announced additional metallurgical testing results that demonstrated improved gold recovery compared to the PFS, and ongoing fine grinding and leach recovery tests are demonstrating further improvements in gold recovery are possible. Vista plans to integrate these and other improvements in a new update to the PFS, scheduled for release in the coming months.

The Company also holds 7.8 million common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico subject to a third-party option agreement and royalty interests in the United States and Indonesia.

Results from Operations

Summary

Consolidated net loss for the three months ended June 30, 2019 and 2018 was $3,044 and $1,923 or $0.03 and $0.02 per share, respectively. Consolidated net loss for the six months ended June 30, 2019 and 2018 was $5,696 and $2,871 or $0.06 and $0.03 per share, respectively. The principal components of these year-over-year changes are discussed below.

The Company had $9,556 of working capital and no debt as of June 30, 2019.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $947 and $1,055 during the three months ended June 30, 2019 and 2018, respectively; and $1,893 and $2,600 for the six months ended June 30, 2019 and 2018, respectively. These costs are predominantly project holding and discretionary costs associated with Mt Todd. For the three and six months ended June 30, 2019, project holding costs (which are necessary to preserve our property rights and meet our safety, regulatory, social, and environmental responsibilities) were lower compared to the same periods during 2018 as water discharge from the Batman pit decreased because of comparatively lower precipitation during the most recent wet season. This also reduced the scope of certain baseline monitoring activities. In addition, the Australian dollar was approximately 8% weaker versus the United States dollar in 2019 compared to 2018.

Discretionary costs during the three and six months ended June 30, 2019 were also lower than the same periods during 2018.

Exploration, property evaluation and holding costs for the three months ended June 30, 2019 and 2018 included non-cash stock-based compensation of $52 and $67, respectively; and $62 and $152 for the six months ended June 30, 2019 and 2018, respectively.

Corporate administration

Corporate administration costs were $1,067 and $888 during the three months ended June 30, 2019 and 2018, respectively; and $2,214 and $2,311 during the six months ended June 30, 2019 and 2018, respectively. Administrative expenses were higher during the three months ended June 30, 2019 compared to the same period in 2018 because of $209 recognized upon issuance of DSUs in May 2019 where no similar expense occurred during 2018. Expenses were slightly lower during the six months ended June 30, 2019 compared to the same period in 2018 because first quarter 2019 costs did not include some of the additional costs experienced in 2018 related to completion of the 2018 Mt Todd PFS update, which resulted in greater investor relations, regulatory and compensation costs during 2018.

Depreciation

Depreciation costs were $14 and $12 during the three months ended June 30, 2019 and 2018, respectively; and $26 and $240 during the six months ended June 30, 2019 and 2018, respectively. The majority of the Company’s fixed assets were fully depreciated by December 31, 2018, resulting in lower 2019 depreciation costs.

Non-operating income and expenses

(Loss)/gain on other investments

(Loss)/gain on other investments was $(1,093) and $ – for the three months ended June 30, 2019 and 2018, respectively and $(1,717) and $2,028 for the six months ended June 30, 2019 and 2018, respectively.  These amounts result from changes in fair value of our Midas Gold Shares.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $3,391 and $4,995 for the six months ended June 30, 2019 and 2018, respectively. The decreased use of cash in 2019 resulted from $589 lower cash expenditures for operating activities (mostly exploration, property evaluation and holding costs and corporate administration) and $1,015 less cash used for working capital items, most notably being a $1,309 reduction in accounts payable and accrued liabilities during the first half 2018, which did not recur during the first half 2019.

Investing activities

Net cash provided by investing activities was $3,615 and $6,185 for the six months ended June 30, 2019 and 2018, respectively. Disposition of short-term investments, net of acquisitions, decreased during 2019 by $4,178 compared to the same period in 2018. This reduction in net dispositions of short-term investments was possible because cash requirements for operations were lower and other sources of cash were available to us, notably the $1,667 received from Minera Alamos de Sonora S.A. de C.V. (“Minera Alamos”) under the terms of the Guadalupe de los Reyes Option Agreement.

Financing activities

During the six months ended June 30, 2019 and 2018, cash of $20 and $(23), respectively, was provided by and used in financing activities. These amounts result from uses of cash for payment of employee withholding tax obligations arising from the vesting of RSUs, in lieu of issuing common shares of the Company, offset by proceeds received from exercise of stock options.

Liquidity and capital resources

Our cash and short-term investments as of June 30, 2019 decreased to $6,324 from $8,068 at December 31, 2018 due mainly to expenditures for operating activities, offset partially by cash received from Minera Alamos under the terms of the Guadalupe de los Reyes Option Agreement. Our net working capital decreased to $9,556 at June 30, 2019 from $13,198 at December 31, 2018 due mainly to the decrease in cash and short-term investments to fund operating activities and the reduction in fair value of our Midas Gold Shares, offset partially by receipts from Minera Alamos.

We believe our existing working capital, comprised mostly of cash, short-term investments, and our Midas Gold Shares, will be sufficient to fully fund our currently planned corporate and project holding costs and discretionary programs for more than 12 months.

Vista has other potential future sources of non-dilutive financing that may be converted to additional working capital. These sources include the sale of non-core assets such as our used mill equipment, future option payments for the Guadalupe de los Reyes gold/silver project, and monetization of royalty interests held by the Company.

In addition to the existing working capital and potential sources of non-dilutive financing highlighted above, the Company has an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide additional balance sheet flexibility at a low cost. Under the ATM Agreement the Company may, but is not obligated to, issue and sell common shares in the capital of the Company through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10,000. The ATM Agreement will remain in full force and effect until the earlier of August 31, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein.

The long-term viability of Vista is dependent upon our ability to maintain our low expenditure profile and realize value from non-dilutive assets, while securing sufficient funding to advance significant value-adding programs that generate cash flows and positive equity returns to our shareholders. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment in our Condensed Consolidated Balance Sheets are dependent on our ability to attract sufficient capital resources to execute our strategy and the ultimate success of our programs to enhance value, most importantly at Mt Todd.

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at June 30, 2019
	Total	Level 1	Level 3
Other investments (Midas Gold Shares)	$3,745	$3,745	$—

	Fair value at December 31, 2018
	Total	Level 1	Level 3
Other investments (Midas Gold Shares)	$5,462	$5,462	$—
Used mill equipment (non-recurring)	$5,500	$—	$5,500

Our investment in Midas Gold Shares is classified as Level 1 of the fair value hierarchy as it is valued at quoted market prices in an active market.

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2018 was based on an independent third-party valuation. As of June 30, 2019,  management had not identified sufficient changes in conditions to require an update to the independent third-party evaluation.  The used mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2019, nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of June 30, 2019.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

The following scientific and technical information about Mt Todd has been reviewed and approved by Mr. John Rozelle, Senior Vice President of Vista.  Mr. Rozelle is a qualified person as defined by Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”).

Environmental Approvals and Metallurgical Optimization Program

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

Vista initiated a metallurgical optimization program following issuance of the 2018 PFS. The objective of this program was to determine overall gold recoveries while maintaining the lowest possible capital and operating costs. This work is ongoing and expected to be incorporated into an update of the January 24, 2018 PFS in the coming months. We also plan to update revenue, capital, and operating costs based on current market conditions and recent quotes from suppliers. The areas of the PFS that we expect to be most impacted include higher gold recoveries due to the finer grind size and foreign exchange rates.

To support planned metallurgical test work, we completed four additional large diameter core holes designed to extract approximately 6 tonnes of higher-grade material from the Batman deposit, for the preparation of two additional 2.5 tonne composite samples for high-pressure roll crushing and sorting tests using the same equipment as previous test work. The two 2.5 tonne tests were prepared to confirm the efficiency of sorting higher-grade ores. Additional feasibility-study-level grinding tests with manufacturers of fine grinding mills was completed in order to obtain material for further metallurgical studies and specific operating data for future design and evaluation work. We also completed additional testing with an impeller manufacturer in order to achieve the lowest possible electrical power consumption at designed slurry densities and P80 product particle size.

In August 2018, we announced the results of initial fine grinding tests completed on low-grade samples, under the direction of Resource Development Inc. These tests suggest that the Mt Todd ore can be efficiently ground to a finer final product size with lower power consumption than estimated in the PFS. Leaching the finer final product size material reconfirmed higher recoveries at finer grind sizes. Based on these initial results, we undertook additional testing to confirm higher gold recoveries over a broad range of feed grades. These leach recovery tests and ongoing work are being used to generate grind-size leach recovery curves covering a wide range of potential ore feed grades to confirm the results of tests previously established.

Our work to date in 2019 includes completion of the tests started in 2018 and additional fine grinding studies, leach recovery, and rheology studies. In May 2019, we announced that leach test results achieved average gold recoveries of 92.7% on material with an 80% passing ("P80") grind size of approximately 50 microns, and gold recoveries at coarser grind sizes were consistent with previous test results on similarly sized material. Additional leach test work on samples with a finer design grind size is nearing completion.

2018 PFS

In January 2018, we announced the results of an updated PFS for Mt Todd project.  The PFS was based on the results of a comprehensive review of the Project and the re-design of elements of the process flow sheet, incorporating automated sorting and grinding circuit design changes. The process improvement efforts resulted in reduced operating costs, increased gold recovery and higher gold production forecasts. Management believes that the design changes have significantly improved the Project’s economics compared to the previous preliminary feasibility study.

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

Note: Economics presented using $1,300/oz gold and a flat $0.80 : A$1.00 exchange rate and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

The following table illustrates the sensitivity of the Base Case after-tax economics to variable gold prices and foreign exchange assumptions:

Foreign Exchange ($/A$)	Gold Price
	$1,100		$1,200		$1,300		$1,400		$1,500
	IRR	NPV5	IRR	NPV5	IRR	NPV5	IRR	NPV5	IRR	NPV5
0.70	15.9%	$439	20.5%	$632	24.9%*	$825*	29.1%*	$1,016*	33.2%	$1,208
0.75	13.8%	$366	18.3%	$559	22.6%	$752	26.8%	$944	30.8%	$1,136
0.80	11.9%	$292	16.3%	$486	20.5%†	$679†	24.6%	$872	28.6%	$1,063
0.85	10.1%	$222	14.3%	$412	18.5%	$606	22.5%	$799	26.4%	$991
0.90	8.3%	$150	12.5%	$339	16.6%	$532	20.6%	$726	24.4%	$918
* Approximate current conditions †Assumptions used in the PFS

Note: Changes in foreign  exchange rates are only applied to operating costs and not applied to either initial or sustaining capital costs.

Highlights of the PFS Alternate Case are presented in the table below:

@ $1,300/oz Au	Years 1-5	Life of Mine (11 years)
Average Milled Grade (g Au/t)	0.95	0.90
Payable Gold Annual Average (000's ozs)	302	273
Payable Gold Total (000's ozs)	1,509	3,003
Gold Recovery	86.4%	85.5%
Cash Costs ($/oz)	$581	$593
Strip Ratio (waste:ore)	1.7	1.7
Initial Capital ($ millions)		$642
Pre-tax NPV 5% ($ millions)		$722
After-tax NPV 5% ($ millions)		$418
IRR (Pre-tax/After-tax)		23.4 / 17.8%
After-tax Payback (Production Years)		3.6

Note: Economics presented using $1,300/oz gold and a flat $0.80:  A$1.00 exchange rate and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

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

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During October 2017, we entered into an agreement (the “Option Agreement”) to option our interest in the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (the “GdlR Project”) to Minera Alamos Inc. and its subsidiary Minera Alamos de Sonora S.A. de C.V. (“Minera Alamos”). In June 2019, the Option Agreement was assigned from Minera Alamos to ePower Metals Inc. (“ePower”) by way of assignment agreement (the “Assignment Agreement”), with our consent. Completion of the Assignment Agreement is subject to a number of conditions. The Assignment Agreement provides that in certain circumstances, the rights under the Option Agreement will revert from ePower to Minera Alamos.

Pursuant to the terms of the Option Agreement and the Assignment Agreement, we granted Minera Alamos or ePower, as applicable, (the “GdlR Optionholder”) an exclusive right and option right to earn a 100% interest in the GdlR Project by:

•

making payments totaling $6,000, comprised of a payment of $1,500 made at the execution of the Option Agreement (the “Option Grant Date”); two successive payments of $1,500 each to be made at the one-year and two-year anniversaries of the Option Grant Date; and a final $1,500 payment to be made before the four-year anniversary of the Option Grant Date;

•	maintaining the concessions comprising the GdlR Project in good standing;

•	fulfilling all obligations to the Ejido La Tasajera (the “Ejido”) as set out in the temporary occupation contract between us and the Ejido;

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

•	granting us the right to assume a 49% non-carried interest in an underground project if GdlR Optionholder decides to develop an underground mine at the GdlR Project (the “Back-in Right”).

The Option Agreement provides that all cash payments are non-refundable and optional to the GdlR Optionholder, and in the event the GdlR Optionholder fails to pay any of the required amounts as set out in the Option Agreement, or fails to comply with its other obligations, the Option Agreement will terminate and the GdlR Optionholder will have no interest in the GdlR Project. Provided it is not in breach of the Option Agreement, the GdlR Optionholder may, at its discretion, accelerate the above payment schedule.

Subject to the GdlR Optionholder timely making all the option payments, and fulfilling its other obligations with respect to the Option Agreement, we will transfer 100% of the shares of the Company’s 100% owned subsidiary Minera Gold Stake S.A. de C.V., the entity which owns the GdlR Project, to the GdlR Optionholder and the Open-Pit NSR and Underground NSR will be granted to us.

If the GdlR Optionholder discovers and decides to develop an underground mine at the GdlR Project and we exercise the Back-in Right, we and the GdlR Optionholder have agreed to form a joint venture to develop and operate the underground mine. If the joint venture is formed, the Underground NSR will terminate.

In October 2018, the Company agreed to extend the due date for the second $1,500 option payment for the GdlR Project by six months to April 23, 2019, at which time the payment was made. As consideration for the deferral, the Company received an additional $150 in cash, $50 paid on October 24, 2018 and $100 paid on January 23, 2019. In addition, Minera Alamos paid interest of $67 at a rate of 1.5% per month on the unpaid balance of the $1,500 payment beginning January 24, 2019.

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

Operations

•	our belief that the results of the current PFS demonstrate a technically sound project with robust economics at currently assumed gold prices;
•	our intention to complete the metallurgical program started in 2018 and to complete an updated PFS in the coming months;
•	our expectations as to which areas of the current preliminary feasibility study are most likely to be impacted by the metallurgical program test results;
•	our expectation as to the timing and results of leach recovery tests conducted at Mt Todd;
•	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
•	our belief that selectively sorting and rejecting sub-economic material will lower process operating costs at Mt Todd;
•	our belief that these design changes can be implemented without materially changing the project’s capital requirements;
•	estimates of future operating and financial performance;
•	our plans to advance work at Mt Todd to take advantage of our strategic position;
•	our expectation of Mt Todd’s impact, including environmental and economic impacts;
•	our expectation that the Mine Management Plan will be approved by the Northern Territory Department of Primary Industries and Resources;
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
•

our belief that the GdlR Optionholder will have no interest in the Guadalupe de los Reyes gold/silver project if the Option Agreement (defined in Item 2: Properties – Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico) terminates;

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

•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	perception of the potential environmental impact of Mt Todd;
•	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
•	potential challenges to the title to our mineral properties;
•	future water supply issues at Mt Todd;
•	litigation or other legal claims;
•	environmental lawsuits;

Financial and Business Risks

•	fluctuations in the price of gold;
•	lack of adequate insurance to cover potential liabilities;
•	the lack of cash dividend payments by us;
•	our history of losses from operations;
•	our ability to attract, retain and hire key personnel;
•	volatility in our stock price and gold equities generally;
•	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
•	industry consolidation which could result in the acquisition of a control position in the Company for less than fair value;
•	evolving corporate governance and public disclosure regulations;
•	intense competition in the mining industry;
•	tax initiatives on domestic and international levels;
•	fluctuation in foreign currency values;
•	potential adverse findings by the Australian Government upon review of our Australian research and development grants;
•	our likely status as a PFIC for U.S. federal tax purposes;

Industry Risks

•	inherent hazards of mining exploration, development and operating activities;
•	a shortage of skilled labor, equipment and supplies;

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended June 30, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended June 30, 2019, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

* - Filed herewith

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three months ended June 30, 2019 and 2018, (ii) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: July 30, 2019	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: July 30, 2019	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer