Form 10-K/A
period 2018-12-31
VISTA GOLD CORP
filed 2019-08-15
CIK 783324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-9025

VISTA GOLD CORP.

 (Exact Name of Registrant as Specified in its Charter)

British Columbia	98-0542444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 5, 7961 Shaffer Parkway
Littleton, Colorado	80127
(Address of Principal Executive Offices)	(Zip Code)

(720) 981-1185
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Common Shares without par value	VGZ	NYSE American

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ⌧

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ◻

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ⌧
Non-accelerated filer ☐	Smaller reporting company ⌧
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

If Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ⌧

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:        $68,703,000

The number of shares of the Registrant’s Common Stock outstanding as of February 6, 2019 was 100,268,161

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2019 Annual General Meeting of Shareholders are incorporated herein.  See Part III.

EXPLANATORY NOTE

Vista Gold Corp. (the “Company”) hereby files this Amendment No. 1 (the “Amended Report”) to its annual report on Form 10-K as originally filed with the SEC on February 25, 2019 (the “Original Report”) to provide the attestation report of Plante & Moran, PLLC, the Company’s independent registered public accounting firm, dated February 21, 2019, on the the Company’s internal control over financial reporting (the “Attestation Report”), which Attestation Report was inadvertently omitted from the Original Report.   This Amended Report amends “Item 9A. Controls and Procedures” solely to provide the Attestation Report and does not otherwise amended or otherwise update any other disclosure contained in Item 9A.  This Amended Report also contains an updated consent of Plante & Moran, PLLC, related to this Amended Report.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Form 10-K/A, the Company is refiling the certifications of the Company’s Chief Executive Officer and Chief Financial Officer, required pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-K/A.

Outside of the inclusion of the inadvertently omitted Attestation Report, the updated consent of Plante & Moran, PLLC, and the certifications of the Chief Executive Officer and Chief Financial Officer, this Amended Report does not otherwise amend, supplement, update or revise any portion of the Original Report which remains unchanged since the date of its filing. Furthermore, this Amended Report does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Report. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Report was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Report and the Company’s other filings with the SEC subsequent to the filing of the Original Report.

PART II

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

Attestation Report of the Independent Registered Public Accounting Firm.

Plante & Moran PLLC’s attestation report on our internal control over financial reporting is set forth as follows:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Vista Gold Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2018 of Vista Gold Corp. (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the COSO framework.

We also have audited the accompanying consolidated balance sheet of the Company as of December 31, 2018, the related consolidated statements of income/(loss), comprehensive income/(loss), stockholders' equity, and cash flows for  the year then ended, and the related notes (collectively referred to as the “financial statements”), in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Our report dated February 21, 2019, expresses an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Plante & Moran, PLLC
Denver, Colorado
February 21, 2019
We have served as the Company’s auditor since 2014.

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Exhibits: The exhibits, listed on the accompanying exhibit index that is set forth after the signature page, are filed or furnished as part of this Amended Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: August 15, 2019	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer (Principal Executive Officer)
Dated: August 15, 2019	By: /s/ Douglas Tobler
Douglas Tobler
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002